Form 10-K405
period 1994-12-31
WHX CORP
filed 1995-02-28
CIK 106618

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994.

                                       OR

/ / TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the transition period from           to

Commission file number 1-2394

                                WHX CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                             13-3768097
        (STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

              110 EAST 59TH STREET                                         10022
               NEW YORK, NEW YORK                                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-355-5200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                          TITLE OF EACH CLASS                                 WHICH REGISTERED
                          -------------------                             ------------------------
    Common Stock, $.01 par value                                          New York Stock Exchange
    Series A Convertible Preferred Stock, $.10 par value                  New York Stock Exchange
    Series B Convertible Preferred Stock, $.10 par value                  New York Stock Exchange
    Warrants                                                              New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   /x/

     Aggregate market value of Common Stock held by non-affiliates of the Registrant as of February 1, 1995 was approximately $315 million, which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 1, 1995 was 27,763,623, including 469,429 shares of redeemable Common Stock.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes /x/    No

                      DOCUMENTS INCORPORATED BY REFERENCE:

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

     Definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1995 annual meeting of stockholders Part III.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     WHX Corporation ("WHX"), (together with its consolidated subsidiaries, the "Company"), indirectly through Wheeling-Pittsburgh Corporation ("WPC"), a wholly-owned subsidiary, and Wheeling-Pittsburgh Steel Corporation ("WPSC"), a wholly-owned subsidiary of WPC, is the ninth largest domestic integrated steel manufacturer.

     The Company and its subsidiaries were reorganized (the "Corporate Reorganization") into a new holding company structure on July 26, 1994. The steel-related businesses of the Company (including WPSC) continue to be owned by WPC, and the other businesses and assets of the Company are owned by WHX Corporation. Pursuant to the Corporate Reorganization, WPC became a wholly-owned subsidiary of WHX. WHX, the new holding company, became the publicly held issuer for all of the Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Warrants of the Company. In addition, WHX guaranteed WPC's outstanding 9 3/8% Senior Notes due 2003 (the "Senior Notes") and 12 1/4% First Mortgage Notes due 2000 (the "First Mortgage Notes"), as well as certain other debt of WPC. The transactions were accounted for as a reorganization of entities under common control. On the merger date, WHX had the same consolidated net worth as WPC and its subsidiaries prior to the reorganization.

     Through its two operating units, the Steel Division and Wheeling Corrugating Company ("Wheeling Corrugating"), the Company shipped 2.4 million tons of steel products in 1994. In 1994, the Company reported sales of $1.19 billion and net income of $76.4 million (before a preferred stock dividend requirement of approximately $13.2 million).

     The Company's products include hot rolled and cold rolled sheet, and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, culvert, bridge form and other products used primarily by the construction, highway and agricultural markets.

     The Company's strategy is to pursue growth in profitability through the manufacture and sale of value-added steel products, and to moderate the impact on the Company's earnings during periods of low steel demand. Its strategic initiatives focus on:

     - Expanding internally and through acquisition into value-added products, while reducing the Company's reliance upon basic steel products;

     - Deploying and investing in fixed assets that allow for high utilization during periods of weak steel demand and expanded volume during periods of strong steel demand; and

     - Improving the Company's cost structure through prudent capital expenditures, productivity increases, business improvement teams and a cooperative partnership agreement with its union employees.

     Value-added steel products. The Company seeks to further expand into the manufacture of processed steel products, such as coated and fabricated steel, while reducing its reliance upon basic products, such as hot rolled sheet. The Company believes such products provide higher margins than are found on basic steel products and are less sensitive to the steel industry cycle. The Company's Wheeling-Nisshin Inc. joint venture ("Wheeling-Nisshin"), for example, which commenced operations in 1988 and doubled its capacity in 1993, currently produces over 600,000 tons annually of galvanized, galvannealed and aluminized products and used approximately 415,000 tons of the Company's cold rolled sheet in 1994.

     Recently, the Company negotiated several transactions that furthered its strategy of expansion into higher value-added products. In February 1995, the Company agreed to acquire Unimast, a leading manufacturer of steel framing and related accessories for residential and commercial building construction with shipments of approximately 154,000 tons of steel products in 1994. Unimast Incorporated ("Unimast"), which is expected to be acquired during the first half of 1995, uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories. Unimast also uses non-prime galvanized substrate for a material portion of its requirements. As such, the Company will have an outlet to apply for further processing some portion of its non-prime product. In December 1994, the Company acquired the Bowman Metal Deck Division of Armco ("Bowman"), which is expected to use approximately 40,000 tons of the Company's cold rolled and hot dipped galvanized production annually for conversion into specialized construction products. In June 1994, the Company agreed to enter into a joint venture with Dong Yang Tinplate Ltd. ("Dong Yang"), a leading South Korea-based tin plate producer, and Nittetsu Shoji America, a U.S.-based tin plate importer, to construct and operate a state-of-the-art tin coating line facility in Belmont County, Ohio with an expected annual capacity of 250,000 tons. The Company will own 50% of the common stock of the tin mill joint venture, Ohio Coatings Co., and will supply up to 100% of the steel substrate used by the facility. The facility is expected to be completed in 1997, at which time the Company will phase out its existing tin mill production facilities which currently produce approximately 130,000 tons annually. This will enable the Company to convert more hot rolled sheet into tin-mill substrate as well as expand its line of tin-mill product offerings.

     The Company's Wheeling Corrugating operations, its shipments to Wheeling-Nisshin and the Company's tin plating, coating and cold rolling operations accounted for 1.6 million tons, or approximately 69% of the Company's shipments, in 1994. The Company believes that as a result of the proportion of the Company's output that is further processed beyond the hot rolled stage, as well as the rationalization of its fixed costs discussed below, the Company has, since its reorganization in 1990, reported higher annual operating profits on a per ton basis than most of its integrated steel competitors. In 1994, the Company generated an operating profit of $34 per ton of steel product shipped.

     Rationalization of fixed costs. The Company's strategy also focuses on the minimization of fixed costs and maximization of capacity utilization throughout the steel industry cycle. Since 1985, the Company's overall steelmaking capacity has been reduced by 45%, or 2.0 million tons. As a result, the Company's steelmaking operations are better balanced with its finishing operations, resulting in capacity that is more efficiently employed. By having capacity at its 80-inch hot strip mill in excess of its steelmaking capacity, the Company seeks to take advantage of periods of strong steel demand by purchasing semi-finished steel from third parties, while better absorbing its fixed costs in periods of low demand by maintaining full utilization of its steel melting facilities. The cost efficiencies afforded by this operating configuration enhance the Company's ability to produce a low cost product. In furtherance of this strategy, in September 1994 the Company entered into a joint venture with ISPAT Mexicana, S.A. De C.V. ("ISPAT"), whereby ISPAT will sell to the joint venture slabs it produces in Mexico and Canada, for conversion at the Company's facilities in Steubenville, Ohio. The joint venture will convert the slabs into hot rolled products which will be marketed by the Company to third-party trade customers. The joint venture provides the Company greater flexibility in supplying slabs to the Company's 80-inch hot strip mill in times of high steel demand as well as during blast furnace outages.

     Improving cost structure. The Company continually seeks to improve its cost structure and product quality through capital expenditures, productivity increases, business improvement teams and Cooperative Partnership Agreement ("CPA") with its union employees. In the past five years, the Company has spent in excess of $428 million in capital expenditures to modernize and upgrade its facilities, including upgrades to its cold rolling mills at its Allenport, Pennsylvania and Yorkville, Ohio facilities in 1991 and 1993, respectively, and the modernization of its 80-inch hot strip mill at Steubenville, Ohio in 1993. The Company intends to spend approximately $100 million in 1995, which will include approximately $40 million for a reline of the No. 5 blast furnace in order to increase the productivity of that unit and provide the Company, ultimately, with the ability to produce 100% of the hot metal necessary to satisfy caster production requirements from a two, rather than the current three, blast furnace configuration. This would allow the Company to idle one blast furnace and possibly idle its older and less efficient coke ovens, which the Company believes would result in a material reduction in future capital expenditure requirements and manning levels.

     The following table lists operating statistics for the Company and the steel industry (as reported by the American Iron and Steel Institute) for the five-year period ending December 31, 1994.

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                             1990    1991    1992    1993    1994
                                                             -----   -----   -----   -----   -----
                                                                      (TONS IN MILLIONS)
Company Raw Steel Production...............................   2.49    2.22    2.35    2.26    2.27
  Capability(1)............................................   2.66    2.44    2.40    2.40    2.40
  Utilization..............................................     94%     91%     98%     94%     95%
  Shipments................................................    2.2     2.1     2.1     2.3     2.4
Industry Raw Steel Production..............................   98.9    87.9    93.0    97.9    97.9
  Capability...............................................  116.7   117.6   113.1   109.9   108.2
  Utilization..............................................     85%     75%     82%     89%     91%
  Shipments................................................   85.0    78.8    82.2    89.0    95.3

- - - ---------------
(1) The present raw steel capability of WPSC is approximately 2.4 million tons. In February of 1991, WPSC ceased ingot processing. The 1991 raw steel capability reflects ingot processing through February 1991.

     Product Mix. The table below reflects the historical product mix of the Company's shipments. Increases in the percentage of higher value-added products have been realized during the 1990's as (i) the operations of Wheeling Corrugating have been expanded and (ii) Wheeling-Nisshin's second coating line increased its requirements of cold rolled coils from WPSC.

                                                                   HISTORICAL PRODUCT MIX
                                                           ---------------------------------------
                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                           1990    1991      1992    1993    1994
                                                           -----   -----     -----   -----   -----
PRODUCT CATEGORY:
Hot Rolled Products......................................   36.6%   38.5%(a)  31.5%   31.2%   31.4%
Semi-Finished............................................     --     1.7        --     0.9      --
Higher Value-Added Products:
  Cold Rolled Products -- Wheeling-Nisshin...............    9.7    11.4      12.0    15.6    17.3
  Wheeling Corrugating Products..........................   18.5    17.3      17.8    16.4    17.0
  Coated Products........................................   18.4    15.0      17.1    16.0    16.6
  Cold Rolled Products -- Trade..........................    5.6     6.9      11.4    11.1    10.5
  Tin Mill Products (Tin and Black Plate)................   11.2     9.2      10.2     8.8     7.2
                                                           -----   -----     -----   -----   -----
Total....................................................  100.0%  100.0%    100.0%  100.0%  100.0%
                                                           =====   =====     =====   =====   =====
OTHER DATA:
Higher Value-Added Products as a percentage
  of total shipments.....................................   63.4%   59.8%     68.5%   67.9%   68.6%

- - - ---------------
(a) Includes export products representing 8.2% of total shipments in 1991. Export sales were not significant in 1992, 1993 and 1994 and are not expected to be significant in the foreseeable future.

STEEL DIVISION

     Hot Rolled Products. Hot rolled coils represent the least processed of the Company's finished goods. Approximately 69% of the Company's 1994 production of hot rolled coils was further processed internally into value-added finished products such as cold rolled coils. The balance of the tonnage is sold as hot rolled black or pickled (acid cleaned) coils to a variety of consumers such as converters/processors and steel service centers and the automotive and appliance industries. The converters/processors transform the hot rolled coil into a finished product such as pipe and tubing, while the service centers typically slit or cut the material to size for resale to the end user. In July 1993, the Company completed a $39 million modernization of its 80-inch hot strip mill located at Steubenville, Ohio. The Steubenville project included installation of a coil box and gauge controls that will improve gauge, shape and physical characteristics on all tonnage passing through the hot strip mill.

     From 1990 to 1994, the Company reduced its shipments of hot rolled products from 36.6% to 31.4%, respectively, of its total product mix. Management projects a further reduction in such percentage as resources are deployed to expand the Company's downstream operations.

     Cold Rolled Products. Cold rolled coils are manufactured from hot rolled coils by employing a variety of processing techniques, including pickling, cold reduction, annealing and temper rolling. Cold rolled processing is designed to reduce the thickness and improve the shape, surface characteristics and formability of the product. In its finished form, the product may be sold to a variety of end users such as appliance or automotive manufacturers or further processed internally into corrosion-resistant coated products including hot dipped galvanized, electrogalvanized, or tin line products. In recent years, the Company has increased its cold rolled production to support increased sales to Wheeling-Nisshin, the expansion of Wheeling Corrugating and third-party sales of its hot dipped and electrogalvanized products.

     In May 1991, the Company completed an upgrade to its Allenport facility at a cost of approximately $27 million that increased the productivity and efficiency of Allenport's cold rolling mill. As the Allenport facility provides substrate for the first line at Wheeling-Nisshin, that upgrade has enhanced the Company's ability to support its supply commitments to Wheeling-Nisshin. To further lower operating costs and improve its cost competitiveness, the Company installed tension levelers at a cost of $13 million at its Yorkville and Martins Ferry facilities. In 1992, the Company also undertook a $29 million automatic gauge control project at its Yorkville cold rolling facility similar to that undertaken at Allenport. This modernization, completed in 1993, has improved the quality and productivity of the Yorkville tandem mill, which supplies a large portion of the substrate for the second Wheeling-Nisshin line and tin and galvanized products to the trade. Although both cold mills have been substantially upgraded, each is relatively older compared to competitors' facilities. The Company intends to continue to improve its cold-rolling facilities to remain competitive, particularly as it pursues a strategy of shifting product to higher value-added applications.

     Coated Products. The Company manufactures a number of corrosion-resistant, zinc-coated products including hot dipped galvanized sheets for resale to trade accounts and to support the fabricating operations of Wheeling Corrugating. The coated products are manufactured from a steel substrate of cold rolled or hot rolled pickled coils by applying zinc to the surface of the material to enhance its corrosion protection. The Company's trade sales of hot dipped galvanized products are heavily oriented to unexposed applications, principally in the appliance, construction, service center and automotive markets. Typical industry applications include auto underbody parts, refrigerator backs and heating/air conditioning ducts. Approximately 40% of hot dipped galvanized production tonnage is transferred to Wheeling Corrugating for further processing. The Company's hot dipped galvanized lines are older than those of certain of its competitors and will require ongoing capital expenditures to remain competitive. The Company also produces and sells electrogalvanized products for applications in the appliance and construction markets. Unimast, which is expected to be acquired during the first half of 1995, uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems.

     Tin Mill Products. Tin mill products consist of tinplate and blackplate, which products are utilized principally in the manufacture of food, beverage, general line and aerosol containers. Blackplate is a cold rolled substrate (uncoated) the thickness of which is less than .0142 inches and is utilized extensively in the manufacture of pails and shelving. Tinplate is produced by the electro-deposition of tin to a blackplate substrate. While the majority of the Company's sales of these products is concentrated in a variety of container markets, the Company also markets products for automotive applications, such as oil filters and gaskets. The Company's participation in Ohio Coatings may enable it to expand the Company's presence in the tin plate market. Ohio Coatings' $80 million tin coating mill, expected to commence operations in 1997, will have a nominal annual capacity of 250,000 net tons. The Company will supply up to 100% of the substrate requirements of the joint venture at market prices. The Company and Nittetsu Shoji America, a U.S. based tin plate importer ("NSA") will act as the distributors of the joint venture's products.

WHEELING CORRUGATING (FABRICATED PRODUCTS)

     Wheeling Corrugating is a leading fabricator of roll formed products for the construction, highway, and agricultural products industries. In conjunction with the Company's business strategy of expanding its sales of higher value-added products, Wheeling Corrugating has increased its shipments of fabricated products by approximately 50% since 1984. Following the establishment of its Lenexa, Kansas and Minneapolis, Minnesota locations, Wheeling Corrugating expanded its regional operations, through acquisitions, to Houston, Texas
(1986), Fort Payne, Alabama (1989), Wilmington, North Carolina (1993), and Gary, Indiana and Warren, Ohio (1994). The regional presence of these facilities has enabled Wheeling Corrugating to take advantage of low-cost barge freight from the Company's Ohio Valley plants and to provide customers in the outlying areas with competitive services through "just-in-time delivery." In many of its product lines, Wheeling Corrugating has substantial market share and, therefore, has increased opportunity to pursue higher profit margins. Wheeling Corrugating intends to expand the manufacture, marketing and sale of products in which it already has a significant market presence, including through potential acquisitions and to take advantage of expected improvements in demand for construction and highway products. The acquisition of Unimast, which is expected to occur during the first half of 1995, will assist the Company in expanding its market presence in these areas. The Company believes that it would be difficult for a competitor to replicate Wheeling Corrugating's geographical breadth. The following table sets forth certain shipment information relating to Wheeling Corrugating's major product categories:

                    NET TONS SHIPPED BY WHEELING CORRUGATING

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                             1990    1991    1992    1993    1994
                                                             -----   -----   -----   -----   -----
                                                                      (TONS IN THOUSANDS)
Construction Products......................................  182.0   158.4   157.0   146.2   151.7
Highway Products...........................................  128.3   109.2   115.3   119.0   137.7
Agricultural Products......................................   88.8    90.2    91.8   100.7   113.6
Other......................................................    8.1     5.2     4.6     4.0     4.0
                                                             -----   -----   -----   -----   -----
Total Net Tons Shipped.....................................  407.2   363.0   368.7   369.9   407.0
                                                             =====   =====   =====   =====   =====

     Construction Products. Construction products consist of roll-formed sheets, which are utilized in the non-residential building markets such as commercial, institutional and manufacturing. They are classified into three basic categories. Roof decking is a formed steel sheet, painted or galvanized product, which provides structural support in non-residential roofing systems. Form deck is a formed steel sheet, painted, galvanized or uncoated, that provides structural form support for structural or insulating concrete slabs in non-residential floor or roofing systems. Composite floor deck is a formed steel sheet, painted, galvanized or uncoated, that provides structural form support and positive reinforcement for structural concrete slabs in non-residential floor systems.

     Highway Products. Highway products consist of three classifications of material that are designed to service the highway construction industry. Culvert products are hot dipped galvanized sheets and coils which are produced predominantly from a hot rolled pickled substrate. Such products are marketed to independent manufacturers of corrugated culvert pipe. Culvert pipe is spiral formed or riveted corrugated pipe which is used for highway drainage applications or in site preparation for homes, light buildings, and shopping malls. Bridge form is roll-formed corrugated sheets which are swedged on both ends and are utilized as concrete support forms in the construction of highway bridges.

     Agricultural Products. Agricultural products consist of roll-formed, corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings. The products can be manufactured from plain hot dipped galvanized coils or from painted coils employing a zinc-coated base steel. Historically, these products have been sold primarily in rural areas. In recent years, however, such products have found increasing acceptance in light commercial buildings.

     Other. Other products include a variety of hardened and non-hardened cut nails sold under the trademark Labelle(R). These products are used for a number of general construction applications including hardwood flooring work, masonry work and boat building. Hot rolled sheet is employed as the base steel in the manufacture of such products.

     Wheeling Corrugating represented 21.3% or $254 million of the Company's net sales in 1994. Management intends to continue to expand Wheeling Corrugating through the acquisition of fabricating facilities that manufacture products comparable or closely related to those of Wheeling Corrugating. In addition, the Company's electrogalvanizing facility sold $48.6 million of steel products to non-affiliated users in 1994, while providing an outlet for 63,000 tons of steel. The Company intends to continue to expand its emphasis on value-added products.

WHEELING-NISSHIN

     The Company has a 35.7% equity interest in Wheeling-Nisshin, which commenced commercial operations on April 1, 1988. Shipments by Wheeling-Nisshin of hot dipped galvanized, galvannealed and aluminized products, principally to the construction industry, have increased from 158,600 tons in 1988 to 628,766 tons in 1994.

     In March 1993, Wheeling-Nisshin added a second hot dipped galvanizing line, which increased its capacity by 67%, to approximately 600,000 annual tons and allows Wheeling-Nisshin to offer the lightest-gauge galvanized sheet products manufactured in the United States for the construction, heating, ventilation and air-conditioning ("HVAC") and after-market automotive applications. Shipments of cold rolled steel by the Company to Wheeling-Nisshin in 1994 were approximately 415,000 tons, or 17.3% of the Company's total tons shipped. The increase in shipments of cold rolled sheet have reduced the Company's shipments of hot rolled coils (a lower margin steel product) and is an integral part of the Company's strategy of increasing its presence in higher value-added products.

     The Company entered into an amended and restated agreement with Wheeling-Nisshin in March 1993, which extended the term of the supply agreement until 2013. Pursuant to the amended supply agreement, the Company will provide not less than 75% of Wheeling-Nisshin's steel substrate requirements, up to an aggregate maximum of 9,000 tons per week subject to product quality requirements. Pricing under the supply agreement is negotiated quarterly based on a formula which gives effect to competitive market prices.

OTHER STEEL RELATED OPERATIONS OF THE COMPANY

     The Company owns an electrogalvanizing facility which had revenues of $48.6 million in 1994 and a facility that produces oxygen and other gases used in the Company's steel-making operations. The Company is the owner of coal reserves that have generated an average of $1.3 million in annual royalties from 1991 to 1994. The Company is also a 12 1/2% equity partner in an iron ore mining partnership.

NON-STEEL RELATED INVESTMENTS OF THE COMPANY

     In addition, the Company made the following non-steel related acquisitions. In October 1994, WHX Entertainment Corp., a wholly-owned subsidiary of WHX, purchased a 50 percent interest in the operations of Wheeling Downs Racing Association ("Wheeling-Downs") from Sportsystems Corporation for $12.5 million. Wheeling-Downs operates a racetrack and video lottery facility located in Wheeling, West Virginia.

     In April 1994, Wheeling-Pittsburgh Radio Corporation ("WPRC"), a wholly-owned subsidiary of WHX, purchased three operating radio stations in California and Hawaii (and an option to purchase a fourth station in Hawaii) for $10.4 million from NewTex Communications, L.L.C. Subsequently, WPRC purchased a fifth station for $1.6 million in the third quarter. In late November 1994, ASQ Corporation ("ASQ"), a wholly-owned subsidiary of WPRC, entered into an agreement whereby it obtained the right to acquire the assets and licenses of six radio stations in the eastern and mid-western United States which are managed by Cape Media Incorporated. ASQ is currently awaiting Federal Communications Commission approval to complete the transaction.

CUSTOMERS

     Through an extensive mix of products, the Company markets to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 37% of its net sales in 1992, and 40% in 1993 and 1994. Wheeling-Nisshin was the only customer to account for more than 10% of net sales. Wheeling-Nisshin accounted for 10.2%, 13.3% and 15.5% of net sales in 1992, 1993, and 1994, respectively. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley. However, the Company has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. As discussed above, Wheeling Corrugating has acquired regional facilities to service an even broader geographical area.

                       PERCENT OF TOTAL NET TONS SHIPPED

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
MAJOR CUSTOMER CATEGORY:                                1990     1991     1992     1993     1994
- - - -----------------------                                 ----     ----     ----     ----     ----
Steel Service Centers.................................    35%      28%      36%      33%      32%
Converters/Processors.................................    18       21       20       26       28
Construction..........................................    20       17       18       17       18
Containers............................................    10        9        9        7        6
Automotive............................................     8        7        7        6        6
Agriculture...........................................     4        5        5        5        5
Appliances............................................     2        3        3        3        3
Exports(a)............................................    --        8       --        1       --
Other.................................................     3        2        2        2        2
                                                        ----     ----     ----     ----     ----
          Total.......................................   100%     100%     100%     100%     100%
                                                        ====     ====     ====     ====     ====

- - - ---------------
(a) As a consequence of depressed domestic demand for steel products in 1991, the Company marketed exports for the first time in over a decade. Owing to these exports (principally to Japan, Korea and Mexico), the Company was able to utilize a high level of its steelmaking capacity. Export sales were not significant in 1992, 1993 and 1994 and are not expected to be significant in the foreseeable future.

     The Company's shipments historically have been concentrated within five major market segments. The ability to offer competitively priced fabricated products allows the Company to service a diverse customer base and maintain relatively stable shipments (at virtually 100% of practical melting capacity since 1987) even in periods of low steel demand. The Company's overall participation in the construction and the converters/processors markets substantially exceeds the industry average and its reliance on automotive shipments as a percentage of total shipments is substantially less than the industry average. Set forth below is a description of the Company's business with its five major customer categories.

     Steel Service Centers. The Company's shipments to steel service centers are heavily concentrated in the areas of hot rolled and hot dipped galvanized coils. Due to increased in-house costs to steel companies during the 1980's for processing services such as slitting, shearing and blanking, steel service centers have become a major factor in the distribution of hot rolled products to ultimate end users. In addition, steel service centers have become a significant factor in the sale of hot dipped galvanized products to a variety of small consumers such as mechanical contractors, who desire not to be burdened with large steel inventories.

     Converters/Processors. The Company's shipments to the converters/processors market as a percentage of total shipments have grown from 18% in 1990 to 28% in 1994. This growth is principally attributable to the increase in shipments of full hard and fully finished cold rolled products to Wheeling-Nisshin, which uses cold rolled coils as a substrate to manufacture a variety of coated products, including hot dipped galvanized and aluminized coils for the automotive, appliance and construction markets. As a result of the second line expansion, the Company's shipments to Wheeling-Nisshin increased significantly in 1993 and 1994. The converters/processors industry also represents a major outlet for the Company's hot rolled products, which are converted into finished commodities such as pipe, tubing and cold rolled strip.

     Construction. The Company's shipments to the construction industry are heavily influenced by sales of Wheeling Corrugating, which services the non-residential and agricultural building and highway industries, principally through shipments of hot dipped galvanized and painted cold rolled products. With its acquisition during the 1980's and early 1990's of regional facilities in Houston, Texas; Fort Payne, Alabama; and Wilmington, North Carolina and in 1994 in Gary, Indiana and Warren, Ohio, Wheeling Corrugating has been able to market its products into broad geographical areas, which the Company expects will mitigate the effects of regional economic downturns in the construction business. The acquisition of Unimast, which is expected to occur during the first half of 1995, will increase the Company's shipments to the construction industry and its ability to market its products to broad geographic areas. Unimast has facilities located in Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia; Boonton, New Jersey and Mansfield, Texas.

     Containers. The vast majority of the Company's shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market subject to relatively little recessionary impact. In addition, the Company considers the current balance between supply and demand for tin mill products as the most favorable of major product categories within the domestic steel industry. The balance of the Company's shipments to this market consists of cold rolled products for pails and drums, and hot rolled products for steel strapping.

     Automotive. Unlike the majority of its competitors, the Company is not heavily dependent on shipments to the automotive industry. However, the Company has established a variety of higher value-added niches in this market, particularly in the area of hot dipped galvanized products for deep drawn automotive underbody parts. In addition, the Company has been a supplier of tin mill products for automotive applications, such as oil filters and gaskets. A third niche has been the Company's participation in painted electrogalvanized products for auto draft stripping applications. The Company also markets to the automotive industry through Wheeling-Nisshin, which is a major supplier of aluminized sheet for muffler and tailpipe assemblies.

RAW MATERIALS

     The Company obtains approximately half of its iron ore from spot and medium-term purchase agreements at or below prevailing world market prices. It has commitments for the majority of its blast furnace iron ore pellet needs through 1995 from suppliers in North America. Effective January 1, 1992, the Company increased its ownership interest in a mine located in Palmer, Michigan and owned by Empire Iron Mining Partnership ("Empire") from 10% to 12.5%. The Company is obligated to purchase approximately 12.5%, or 1,000,000 gross tons per year (at current production levels), of the mine's annual ore output. Interest in related ore reserves as of December 31, 1994, is estimated to be 28,199,750 gross tons. In 1994, the Company consumed approximately 2,388,000 gross tons of iron ore pellets in its blast furnaces. The Company is contingently liable for its share of Empire's liabilities incurred, including principal and interest on long-term debt. The Company's share of the principal amount of such obligations was approximately $4.5 million at December 31, 1994, which is payable in annual installments through 1996. Debt service payments are made by Empire and the costs are passed on to its partners. The Company's pro rata cash operating cost of Empire currently approximates the market price of ore.

     In November 1993, the Company sold the operating assets of its coal company to an unrelated third party. The Company also entered into a long term supply agreement with such third party to provide the Company with a substantial portion of the Company's coal requirements at competitive prices. The Company's operations require a substantial amount of coking coal.

     The Company currently produces all of its coke requirements and typically consumes all of the resultant by-product coke oven gas. In 1994, approximately
1.7 million tons of coking coal were consumed in the production of blast furnace coke by the Company. Due to a planned reline of its No. 5 blast furnace, the

Company plans thereafter to idle one of its blast furnaces and possibly idle its older, less efficient coke ovens. The Company may continue to sell its excess coke and coke oven by-products to third-party trade customers.

     Material amounts of other raw materials, including limestone, oxygen, natural gas and electricity, are required. These raw materials are readily available and are purchased on the open market. The Company is presently dependent on external scrap for approximately 7% of its steel melt. The cost of these materials has been susceptible in the past to price fluctuations, but worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher material costs. Certain of the Company's raw material supply contracts provide for price adjustments in the event of increased commodity or energy prices.

BACKLOG

     Order backlog was 420,900 net tons at December 31, 1994, compared to 422,400 tons at December 31, 1993. All orders related to the backlog at December 31, 1994 are expected to be shipped during the first half of 1995, subject to delays at the customers' request. The order backlog represents orders received but not yet completed or shipped. In times of strong demand, a higher order backlog may allow the Company to increase production runs, thereby enhancing production efficiencies.

CAPITAL EXPENDITURES

     The Company's capital expenditures (including capitalized interest) for 1994 were approximately $82.0 million, including $8.7 million on environmental projects. From 1990 to 1994, such expenditures aggregated approximately $428 million. This level of capital expenditures was needed to maintain productive capacity, improve productivity and upgrade selected facilities to meet competitive requirements and maintain compliance with environmental laws and regulations. Since 1985, the Company's capital expenditure program has been and continues to be aimed at maintaining its core production capabilities and selectively upgrading product characteristics. The capital expenditure program has included improvements to the Company's infrastructure, blast furnaces, steelmaking facilities, 80-inch hot strip mill and finishing operations, and has resulted in improved shape, gauge, surface and physical characteristics for its products. In particular, the quality improvements completed at the Allenport cold rolling facility in 1992 and the installation of automatic gauge controls at the Yorkville tandem mill in 1993 have enhanced productivity and have improved the quality of substrate provided to Wheeling-Nisshin and other customers. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive and to comply with environmental control requirements. The Company anticipates funding its capital expenditures in 1995 from cash on hand and funds generated by operations.

ENERGY REQUIREMENTS

     During 1994, coal constituted 73% of the Company's total energy consumption, natural gas 21% and electricity 6%. Many of the Company's major facilities that use natural gas have been equipped to use alternative fuels. The Company continually monitors its operations regarding potential equipment conversion and fuel substitution to reduce energy costs.

EMPLOYMENT

     Total employment of the Company averaged 5,481 employees during 1994, of which 4,265 were represented by the United Steel Workers of America ("USWA"), and 63 by other unions. The remainder consisted of 979 salaried employees, 96 non-union operating employees and 78 employees of Wheeling-Pittsburgh Radio Corporation.

     The Company's prior labor agreement with the USWA expired on March 1, 1994. At such time, the Company and the USWA were unable to reach agreement on certain material terms of a new labor agreement, resulting in a two-day strike. On March 3, 1994, the Company and the USWA reached agreement on the terms of a new labor agreement. The new labor agreement, which was ratified by the rank and file of the USWA on April 18, 1994, expires on October 1, 1996. The principal terms of the new labor agreement, among other things, are hourly wage increases, lump sum bonuses plus a contingent payment to be paid in May 1996 based on profitability of WPSC in 1995, improvements in severance and defined contribution pension plans, a negative pledge on WPSC's property, plant and equipment in excess of amounts permitted to be borrowed under the indenture for the Senior Notes, an agreement to partially fund retiree medical benefits and the right of the USWA to have a representative appointed to the Board of Directors of WPC. Upon the expiration of an agreement between WPC and the Pension Benefit Guarantee Corporation during WPC's Chapter 11 reorganization (the "PBGC Agreement"), it is likely that the USWA will request that the Company adopt a defined benefit pension plan for the benefit of the Company's employees represented by the USWA. See "Investment
Considerations -- Labor Matters."

     WPC, as a signatory to the collective bargaining agreement between WPSC and the USWA, is liable for all obligations under the collective bargaining agreement, including 100% of WPSC's obligations to provide medical insurance, life insurance, disability and surviving spouse retirement benefits to WPSC's retired employees and their dependents ("WPSC Retiree Benefits") and WHX has certain liability with respect to a portion of such benefits. WPC also is bound by certain agreements with the USWA relating to (a) restrictions on dividends payable to WPC by WPSC to the extent of 50% of the cumulative net income of WPSC since the consummation of the Plan of the Company's predecessor on January 3, 1991, (b) tax sharing arrangements between WPC and WPSC and (c) a right of first refusal held by the respective employees of WPSC to purchase, generally, certain of WPSC's facilities in the event of the proposed sale of such facilities or of the ownership interest therein.

     Certain integrated steel companies implemented multicrafting in the late 1980's and realized productivity gains. The Company is working actively with its local and international union representatives to improve work rules and efficiencies in its manufacturing plants. These efforts include a comprehensive multicrafting program, from which the Company expects to realize benefits similar to those realized by its competitors.

     The cooperative partnership agreement has been an integral part of the Company's collective bargaining agreements since 1985 and a model for USWA contracts with other integrated steel companies. Under the cooperative partnership agreement, employees meet regularly to explore means of improving operations and their working relationship. Union and management are currently exploring ways to expand the cooperative partnership agreement. The utilization of business improvement teams began in 1992 and entails a detailed analysis of production processes and operations by teams of hourly and salaried personnel. In addition to fostering closer cooperation among Company employees, these teams have produced suggestions for production and operating efficiencies that have resulted in cost savings.

     The Company provides defined contribution pension programs for both hourly and salaried employees. The Company currently funds its obligations for each of the defined contribution plans.

COMPETITION

     The market for steel in the United States is supplied principally by domestic integrated steel producers, domestic steel mini-mills and foreign steel producers. The integrated producers typically operate large plants with annual capacities of one million tons or more. These plants produce steel from a combination of iron ore, coke and steel scrap using blast furnaces and basic oxygen furnaces. Steel mini-mills utilize electric furnaces and are able to produce steel utilizing primarily ferrous scrap metal as their basic raw material and serve regional markets. Until recently, technology constraints limited mini-mills' ability to produce sheet steel products. However, at least one mini-mill now produces sheet products based on a new technology known as thin-slab casting. Mini-mills use steel scrap as a primary raw material. The price of such scrap fluctuates; during periods when scrap prices are at a high point, the operating costs of mini-mills may rise in relation to those of integrated mills, such as the Company.

     As the single largest steel consuming country in the western world, the United States has long been a favorite market of steel producers in Europe and Japan. Steel producers from emerging economic powers such as Korea, Taiwan and Brazil have also recognized the United States as a target market. Many domestic producers have found it to their advantage to form joint venture operations with foreign producers as a way to acquire capital, technology and access to affiliated customers.

     The steel industry is cyclical in nature and has been marked historically by overcapacity, resulting in intense competition among domestic and foreign producers exporting to the United States. Although domestic industry capacity has been substantially reduced through strategies such as that of the Company, overall throughput capacity still significantly exceeds demand due to construction of mini-mills and continuing production efficiencies. The result has been continuing intense competition and price volatility.

     Total annual steel consumption in the United States has fluctuated between 88 million and slightly over 100 million tons since the early 1980s. A number of steel substitutes, including plastics, aluminum, composites and glass, have reduced the growth of domestic steel consumption in some markets.

     Steel imports as a percentage of domestic apparent consumption, excluding semi-finished steel, have been approximately 16% in 1992, 14% in 1993 and 20% in 1994. Strong world steel demand, attractive world export prices, U.S. dollar exchange rates and the improved international competitiveness of the domestic steel industry have all been factors in these import levels. However, the strong performance of the U.S. economy, relative to weaker economies in Europe and Japan, resulted in increased imports in 1994.

ITEM 2.  PROPERTIES

     The Company has one raw steel producing plant and various other finishing and fabricating facilities. The Steubenville plant is an integrated steel producing facility located at Steubenville and Mingo Junction, Ohio and Follansbee, West Virginia. It is the Company's only raw steel producing facility. Facilities include a sinter plant, coke oven batteries that produce all coke requirements, three operating blast furnaces, two basic oxygen furnaces, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.4 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. The Ohio and West Virginia locations, which are separated by the Ohio River, are connected by a railroad bridge owned by the Company. A pipeline is maintained for the transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville plant. The Steubenville plant primarily produces hot rolled products, which are either sold to third parties or shipped to other affiliated facilities for further processing.

     The following table lists the other principal plants of the Company and the major products produced at each facility:

                             OTHER MAJOR FACILITIES

LOCATION AND OPERATIONS                                    MAJOR PRODUCTS
- - - -----------------------                                    --------------
Allenport, Pennsylvania: Continuous pickler, tandem
  mill, temper mills and annealing......................   Cold rolled sheets
Beech Bottom, West Virginia: Paint line and various roll
  forming equipment.....................................   Painted steel in coil form,
                                                           structural forms and decking
Canfield, Ohio: Electrogalvanizing line, paint line,
  ribbon and oscillating rewind slitters................   Electrolytic galvanized sheet and
                                                           strip
Martins Ferry, Ohio: Temper mill, zinc coating lines and
  roll forming equipment................................   Hot dipped galvanized sheets and
                                                           coils and formed steel products
Wheeling, West Virginia: Shotblaster, nailers and heat
  treating..............................................   Cut nails
Yorkville, Ohio: Continuous pickler, tandem mill, temper
  mill, annealing and tin plating lines.................   Tinplate, black plate and cold
                                                           rolled sheets

     Wheeling Corrugating fabricates products at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; and Wilmington, North Carolina. The Fort Payne, Houston and Wilmington facilities were acquired in 1986, 1989 and 1993, respectively. The Gary and Warren facilities were acquired in 1994. In addition, the Company operates six plants located throughout the United States that fabricate culvert pipe from sheet metal. The Company maintains five regional sales offices for flat rolled and tin mill products and nine sales offices and/or warehouses for fabricated products. Unimast, which is expected to be acquired during the first half of 1995, has facilities located at Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia; Boonton, New Jersey and Mansfield, Texas.

     All of the above facilities currently owned by the Company are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.

     All of the above facilities and substantially all of the other real property of the Company are owned in fee by the Company (exclusive of coal lands held by subsidiaries or corporations in which the Company has an interest) and are subject to the first lien that secures ratably (i) the $9.5 million of the First Mortgage Notes and (ii) the $14.2 million face amount (as of December 31,
1994) of Tax Benefit Transfer Letters of Credit issued to support the sale of tax benefits associated with the construction of the slab caster located at the Company's Steubenville facility.

     Wheeling-Pittsburgh Radio Corporation has broadcasting studios, radio antenna and tower facilities in Fresno, California and Honolulu, Hawaii.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

     The Company, as are other steel manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $9.9 million, $8.0 million and $8.7 million for 1992, 1993 and 1994, respectively. The Company anticipates spending approximately $67.9 million on major environmental projects through 1998. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary.

     The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at the following sites: MIDC Municipal Landfill, Elizabeth, Pennsylvania; United Scrap Lead, Troy, Ohio; Buckeye Reclamation Landfill, St. Clairsville, Ohio; Tex Tin Site, Texas City, Texas; Four County Landfill, Rochester County, Indiana; Aqua Tech Site, Greer, South Carolina; and Beazer East Site, Follansbee, West Virginia. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Based upon available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

     The Clean Air Act Amendments of 1990 (the "Clean Air Act") will directly affect the operations of many of the Company's facilities, including its coke ovens. Under the Clean Air Act, coke ovens generally will be required to comply with progressively more stringent standards which will result in an increase in environmental capital expenditures and costs for environmental compliance. The costs associated with anticipated compliance with these standards for the immediate future in the amount of $13.8 million have been included in anticipated capital expenditure requirements.

     On March 31, 1993, the EPA notified the Company of Clean Air Act violations, alleging particulate matter and hydrogen sulfide emissions in excess of allowable concentrations, at the Company's Follansbee Coke Plant. The Company received a letter dated September 1, 1993 from the EPA demanding $2.5 million in penalties in settlement of notices of violations arising out of pushing emission and desulfurization emissions at the Company's Follansbee plant which have occurred since 1991. A complaint encompassing the alleged violations was filed by the Department of Justice in the U.S. District for the Northern District of

West Virginia on December 3, 1993. The parties have reached a tentative agreement to settle the civil penalties related to this matter for $700,000. The Company has accrued for the cost of this settlement.

     In an action brought in 1985 in the U.S. District Court for the Northern District of West Virginia, the EPA claimed violations of the Solid Waste Disposal Act at a surface impoundment area at the Follansbee facility. The Company and the EPA entered into a consent decree in October 1989 whereby soil and groundwater testing and monitoring procedures are required. The Company has submitted, and is awaiting EPA approval of, a testing and monitoring plan. The extent and cost of remediation cannot be ascertained until testing in accordance with an approved plan is completed.

     By letter dated March 15, 1994 the Ohio Attorney General advised the Company of its intention to file suit on behalf of the Ohio EPA for alleged hazardous waste violations at the Company's Steubenville, Mingo Junction, Martins Ferry and Yorkville facilities. In subsequent correspondence the State demanded a civil penalty of approximately $289,000 in addition to injunctive relief. The Company is in the process of conducting settlement negotiations which would include the payment of penalties below the amount requested.

     The Company is currently operating in substantial compliance with three consent decrees (two with the EPA and one with Pennsylvania Department of Environmental Resources) with respect to wastewater discharges at Allenport, Pennsylvania and Mingo Junction, Steubenville, and Yorkville, Ohio.

     The Company is aware of several environmental issues resulting from operations, which include leakage from underground and aboveground storage tanks, and the disposal and storage of residuals on its property. Each of these situations is being assessed and remediated in accordance with regulatory requirements. The Company does not believe the resolution of these issues or other litigation occurring in the normal course of business will have a material adverse effect on the financial condition or results of operations of the Company.

     Based upon the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company.

GENERAL LITIGATION

     The Company is a party to various litigation matters including additional general liability claims covered by insurance. In the opinion of management, such claims are not material to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SECURITY HOLDER MATTERS

     Pursuant to the Corporate Reorganization on July 26, 1994, WPC has become a wholly-owned subsidiary of WHX and continues to own the steel-related businesses of the Company, and WHX, the new holding company, owns the other businesses and assets of the Company. WHX became the publicly held issuer for all of the Common Stock, Series A Convertible Preferred Stock and Warrants of the Company. In addition, WHX guaranteed WPC's outstanding public debt, the Senior Notes and the First Mortgage Notes, and its privately held debt.

     The number of shares of Common Stock issued and outstanding as of February 1, 1995 was 27,763,623, including 469,429 shares of redeemable common stock. At February 1, 1995, 1,519,022 warrants were outstanding. Each warrant entitles the holder thereof to purchase from WHX one share of Common Stock at any time on or before January 3, 1996 at an exercise price of $6.3583 per share. The exercise price may be paid by tendering cash, certain indebtedness of the Company having a face amount (plus accrued but unpaid interest) equal to the full exercise price or any combination of cash and such indebtedness.

     The prices set forth in the following table represent the high and low sales prices for WHX's (and prior to the Corporate Reorganization, WPC's) Common Stock and warrants:

                                                     COMMON STOCK              WARRANTS
                                                  -------------------     -------------------
                                                   HIGH         LOW        HIGH         LOW
                                                  -------     -------     -------     -------
    1993
    First Quarter...............................  $10.750     $ 4.875     $ 5.375     $ 1.500
    Second Quarter..............................   14.125       8.750       8.625       4.250
    Third Quarter...............................   15.250      10.000       9.750       5.625
    Fourth Quarter..............................   18.250      14.625      12.000       9.125

    1994
    First Quarter...............................   22.625      14.500      16.630       8.750
    Second Quarter..............................   19.625      14.250      13.375       8.875
    Third Quarter...............................   19.750      15.750      13.500      10.250
    Fourth Quarter..............................   17.500      12.875      11.375       7.125

     As of February 1, 1995, there were approximately 10,879 recordholders of WHX's Common Stock and 1,835 recordholders of its warrants.

     WHX intends to retain any future earnings for working capital needs and to finance capital improvements and presently does not intend to pay cash dividends on the Common Stock for the foreseeable future. In addition the terms of the Company's senior debt place certain limitations on WHX's ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR STATISTICAL (THOUSANDS OF DOLLARS)

                                            1990           1991           1992           1993           1994
                                            ----           ----           ----           ----           ----
PROFIT AND LOSS:
Net sales............................    $1,102,527     $  957,307     $  929,786     $1,046,795     $1,193,878
Cost of products sold (excluding
  depreciation and profit sharing)...       909,727        834,036        815,801        876,814        979,277
Depreciation.........................        48,933         44,982         54,931         57,069         61,514
Profit sharing.......................            --             --             --          4,819          9,257
Selling, administrative and general
  expense............................        62,094         65,217         67,105         58,564         64,540
Restructuring charges................            --             --          7,098             --             --
                                         ----------     ----------     ----------     ----------     ----------
Operating income (loss)..............        81,773         13,072        (15,149)        49,529         79,290
Interest expense on debt.............            --         24,679         21,659         21,373         22,581
Other income.........................         8,409          8,682          3,181         11,965         17,925
B & LE Settlement....................            --             --             --             --         36,091
                                         ----------     ----------     ----------     ----------     ----------
Income (loss) before reorganization
  items, taxes, extraordinary items
  and
  cumulative effect of accounting
  changes............................        90,182         (2,925)       (33,627)        40,121        110,725
Reorganization items gain (loss).....      (289,547)            --             --             --             --
Tax provision (benefit) and charge in
  lieu of income tax.................        10,205         (7,642)            --          9,400         24,360
                                         ----------     ----------     ----------     ----------     ----------
Income (loss) before extraordinary
  items..............................      (209,570)         4,717        (33,627)        30,721         86,365
Extraordinary items..................       158,563             --             --        (36,953)        (9,984)
                                         ----------     ----------     ----------     ----------     ----------
Net income (loss)....................       (51,007)         4,717        (33,627)        (6,232)        76,381
Preferred stock dividends............            --             --             --          4,713         13,175
                                         ----------     ----------     ----------     ----------     ----------
Net income (loss) applicable to
  common stock.......................    $  (51,007)    $    4,717     $  (33,627)    $  (10,945)    $   63,206
                                         ==========     ==========     ==========     ==========     ==========
  Net income (loss) per share (1)
  Operations.........................            --     $      .27     $    (1.85)    $     1.02     $     2.54
  Extraordinary......................            --             --             --          (1.45)          (.35)
                                         ----------     ----------     ----------     ----------     ----------
  Net................................            --     $      .27     $    (1.85)    $     (.43)    $     2.19
                                         ==========     ==========     ==========     ==========     ==========
Average number of common shares
  outstanding........................            --         17,184         18,194         25,452         28,833

FINANCIAL POSITION:
Cash, cash equivalent and short term
  investments........................    $   64,742     $   44,797     $    8,658     $  279,856     $  401,606
Working capital......................       230,687        148,512        104,728        398,051        524,051
Property, plant and
  equipment -- net...................       690,886        742,824        752,518        748,673        768,284
Plant additions and improvements.....       107,320         97,420         67,318         73,652         82,020
Total assets.........................     1,268,420      1,173,718      1,116,732      1,491,600      1,729,908
Long term debt.......................       301,974        225,017        213,826        346,823        289,500
Stockholders' equity.................       250,000        263,500        230,696        432,283        692,254

NUMBER OF STOCKHOLDERS:
Common...............................         5,171          8,769          8,893          8,648          8,729
Series A Convertible Preferred.......            --             --             --             30             27
Series B Convertible Preferred.......            --             --             --             --             22

EMPLOYMENT
Employment costs.....................    $  365,919     $  330,223     $  329,388     $  322,985     $  328,584
Average number of employees..........         6,297          5,811          5,684          5,381          5,403

PRODUCTION AND SHIPMENTS:
Raw steel production -- tons.........     2,487,000      2,222,000      2,351,000      2,258,000      2,270,000
Shipments of steel
  products -- tons...................     2,205,000      2,093,000      2,068,000      2,251,000      2,397,000

- - - ---------------
(1) Per share amounts for years prior to 1991 are not meaningful due to the substantial change in number of shares issued pursuant to the Plan.

Notes to Five-Year Statistical Summary

     A Joint Plan of Reorganization was filed by the Company's predecessor and the Official Committee of Unsecured Creditors on July 11, 1990 (the "Plan"). The Plan was confirmed on December 18, 1990 and substantially consummated on January 3, 1991.

     The Plan created a holding company structure as follows: the Company's predecessor changed its name to Wheeling-Pittsburgh Corporation and incorporated a new wholly owned subsidiary named Wheeling-Pittsburgh Steel Corporation to which substantially all of the Company's operating assets and liabilities were transferred.

     Chapter 11 claims filed against the Company and subsequently allowed in the bankruptcy proceedings totaled approximately $1.3 billion, which exceeded the amount of liabilities recorded at the time of filing by $390.4 million. The Plan discharged the claims through distribution of $587 million in cash and escrow accounts, the issuance of $306 million of long-term debt, the issuance of 8,500,000 shares of Common Stock to secured creditors, 5,593,944 shares of Common Stock to unsecured creditors (all of which were classified as redeemable common stock under the Plan) and 5,810,000 shares of Common Stock to preconfirmation preferred and common stock equity holders. The value of the cash and securities distributed was $158.5 million less than the allowed claims; the resultant gain was recorded as an extraordinary gain.

     The sum of the allowed claims plus post petition liabilities exceeded the value of preconfirmation assets. Also, the Company experienced a change in control as pre-reorganization equity holders received less than 30% of the Common Stock issued pursuant to the Plan. AICPA Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code requires that under these circumstances, a new reporting entity is created and assets and liabilities should be recorded at their fair values. This accounting treatment is referred to in these statements as fresh start reporting.

     The Company adopted fresh start reporting in accordance with the SOP 90-7 in preparing its final balance sheet, income statement and statement of cash flows as of December 31, 1990. That balance sheet became the opening balance sheet for WPC. The black line denotes the change in reporting entity and basis of reporting for the Company.

     The Company recorded a fourth quarter 1992 restructuring charge of $7.1 million to reflect the elimination of 156 salaried positions through a separation incentive program. The job eliminations represented 13% of the salaried workforce.

     In 1991 the tax benefit of $7.6 million consists of a current year provision of $1.1 million of alternative minimum tax ("AMT"), and a reduction of $8.7 million in federal income tax reserves. The AMT provision excludes the benefit ($.9 million) of net operating loss carryforwards of the pre-reorganized entity.

     During 1990, the Company adopted the accounting requirements of the Statement of Financial Accounting Standards No. 106 ("SFAS 106") "Employers' Accounting for Postretirement Benefits Other Than Pensions." In adopting SFAS 106, the Company changed the period over which the post-employment medical and life insurance benefits are accrued from the employee service retirement date to the date the employee reaches full benefit eligibility. Additionally, the Company elected to delay the recognition of changes to the unfunded obligations that arise from the effects of current actuarial gains and losses, the effects of changes in assumptions and the effects of plan amendments.

     In contrast to postreorganization years, had interest been accrued on non-fully secured debt under prepetition terms and conditions, interest expense, before reduction for capitalized interest, would have increased by approximately $51.4 million in 1990.

     In 1993 the Company recorded extraordinary charges of $37.0 million, net of taxes, for premiums paid on early debt retirement and to provide for coal retiree medical benefits.

     The Company adopted Statement of Financial Accounting Standard No. 112, "Accounting for Postemployment Benefits" ("SFAS 112") as of January 1, 1994. This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement.

Those benefits include, among others, disability, severance and workers' compensation. The Company recorded a charge of $12.2 million ($10.0 million net of tax) in the 1994 first quarter as a result of the cumulative effect on prior years of adoption of the change in accounting method.

     The Company and its subsidiaries were reorganized into a new holding company structure on July 26, 1994. The steel-related businesses of the Company (including WPSC) continue to be owned by WPC, and the other businesses and assets of the Company are owned by WHX Corporation. Pursuant to the reorganization, WPC became a wholly-owned subsidiary of WHX. WHX, the new holding company, became the publicly held issuer for all of the Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Warrants of the Company. In addition, WHX guaranteed WPC's outstanding Senior Notes and First Mortgage Notes as well as certain other debt of WPC. The transactions were accounted for as a reorganization of entities under common control. On the merger date, WHX had the same consolidated net worth as WPC and its subsidiaries prior to the reorganization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1994 COMPARED TO 1993

     Net sales for 1994 totaled $1,193.9 million on shipments of steel products of 2.4 million tons, compared to $1,046.8 million on shipments of 2.3 million tons in 1993. The 14.1% increase in net sales revenue reflects a 6.5% increase in shipping volume due to improved demand for steel products and a 6.5% increase in steel prices. Average product prices increased by 7.1% from $465 to $498 per ton shipped.

     Cost of goods sold increased to $408 per ton shipped in 1994 from $389 per ton shipped in 1993. The increase was due to consumption of a greater proportion of purchased versus internally produced slabs (semi-finished steel), increased employment costs and price increases on purchased slabs and scrap. The Company purchased slabs in order to (i) improve profitability by increasing shipments beyond the Company's own steel melting capacity and (ii) offset lost raw steel production caused by certain unscheduled blast furnace outages and a two-day strike by USWA employees in March 1994.

     The operating rate (raw steel production as a percentage of continuous caster capacity) increased to 94.6% in 1994 from 94.1% in 1993. Continuous cast steel totaled 100% of total steel production in 1994 and 1993.

     Depreciation expense increased 7.8% to $61.5 million in 1994, compared to $57.1 million in 1993, due to increased amounts of depreciable property and higher levels of capitalized interest.

     Profit sharing contributions, based on terms of the collective bargaining agreement, increased to $9.3 million in 1994 from $4.8 million in 1993, due primarily to increased income before taxes.

     Selling, administrative and general expense increased 10.2% to $64.5 million in 1994, compared to 1993, reflecting changes in organizational structure and acquisition activities, and higher bonus payments and higher legal expenses.

     Interest expense increased to $22.6 million in 1994 from $21.4 million in 1993. The increase is due to higher levels of debt outstanding, partially offset by lower interest rates. Capitalized interest totaled $8.4 million in 1994, compared to $6.5 million in 1993.

     Other income increased to $17.9 million in 1994 from $12.0 million in 1993. The income reflects increased investment income on higher levels of short term investments.

     The 1994 and 1993 tax provisions were calculated on an alternative minimum tax basis. The tax provisions totaled $22.2 million and $.7 million, after recording the benefits related to extraordinary charges, in 1994 and 1993, respectively.

     Income before extraordinary items in 1994 totaled $86.4 million or $2.54 per share of common stock (including $36.1 million or $.93 per share of common stock related to settlement of a lawsuit) compared to $30.7 million, or $1.02 per share of common stock, in 1993.

     The 1994 charge for change in accounting method of $12.2 million ($10.0 million net of tax) reflects the adoption of Statement of Financial Accounting Standard No. 112 Employers' Accounting For Postemployment Benefits ("SFAS 112"). The statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The benefits include, among others, disability, severance and workers' compensation. The 1994 charge totaled $10.0 million, or 35 cents per common share, compared to an extraordinary charge of $37.0 million, or $1.45 per common share, in 1993.

     Net income totaled $76.4 million or $2.19 per common share, in 1994, compared to a net loss of $6.2 million, or 43 cents per common share, in 1993.

1993 COMPARED TO 1992

     Net sales for 1993 totaled $1,046.8 million on shipments of steel products of 2.3 million tons, compared to $929.8 million on shipments of 2.1 million tons in 1992. The 12.6% increase in net sales revenue reflects a 8.9% increase in shipping volume due to improved demand for steel products and a 3.3% average product price increase, from $450 to $465 per ton shipped.

     Cost of goods sold declined to $389 per ton shipped in 1993 from $395 per ton shipped in 1992. The decline was due to increased productivity and lower raw material and processing costs, partially offset by increased purchases of semi-finished steel and higher employment costs related to the collective bargaining agreement. The Company purchased semi-finished steel (slabs) in order to (i) fill orders beyond its own steel melting capacity, and (ii) offset a 3.9% reduction in raw steel production caused by unscheduled blast furnace outages.

     The operating rate was 94.1% in 1993 as compared to 98% in 1992. The decrease was due to unscheduled blast furnace outages. Continuous-cast steel totaled 100% of total steel production in 1993 and 1992.

     Depreciation expense increased 3.9% to $57.1 million in 1993, compared to 1992, due to increased amounts of depreciable property, partially offset by the effect of lower levels of production on the modified unit of production depreciation method.

     The 1993 profit sharing provision is based on terms of the collective bargaining agreement and a similar program for non-bargaining employees.

     Selling, administrative and general expense declined by $8.5 million or 12.7% in 1993, compared to 1992, primarily reflecting lower employment costs due to staff reductions and lower consulting fees.

     Interest expense decreased to $21.4 million in 1993 from $21.7 million in 1992. The reduction reflects the repayment of the Company's borrowings under its then existing revolving credit facility from the proceeds of a Common Stock offering and the offering of its Series A Convertible Preferred Stock in 1993. In November 1993 the Company issued $325 million of Senior Notes and used part of the proceeds to purchase $165.5 million of its outstanding First Mortgage Notes. Capitalized interest totaled $6.5 million in 1993, compared to $8.3 million in 1992.

     Other income increased to $12.0 million in 1993 from $3.2 million in 1992. The increase reflects investment income on proceeds from 1993 equity and debt offerings and increased equity earnings due to its increased investment in its Wheeling-Nisshin joint venture.

     The 1993 tax provision was calculated on an alternative minimum tax basis. The tax provision totaled $.7 million after recording the benefits related to extraordinary charges.

     Income before extraordinary charges for 1993 totaled $30.7 million, or $1.02 per common share, compared to a 1992 net loss of $33.6 million, or $1.85 per common share. The 1992 net loss included a restructuring charge of $7.1 million.

     In 1993 extraordinary charges of $37.0 million, or $1.45 per common share, were recorded net of tax benefits of $8.7 million consisting of premiums paid on early debt retirement in the amount of $23.3 million and for coal industry retiree medical benefits of $13.6 million. The tax benefit recorded because of the extraordinary charges had the effect of eliminating any use of pre-reorganization tax benefits.

     After extraordinary charges, 1993 net loss totaled $6.2 million, or $.43 cents per common share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operating activities for 1994 totaled $17.3 million. Short term trading investments are reported as cash flow from operating activities. Working capital accounts (excluding cash, short term investments and current maturities of long-term debt) used $50.5 million of funds. Accounts receivable increased $29.7 million (excluding a $45.0 million sale of trade receivables presented separately as a financing activity) due to a higher level of sales. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $261.2 million at December 31, 1994, an increase of $21.6 million from the prior year end, which primarily reflects an increase in iron ore pellets and slabs. Current liabilities increased $4.2 million primarily due to increased payroll and employee benefit accruals.

     The Company completed a shelf registration with the SEC in the amount of $550 million of debt securities or preferred stock in August 1994. Pursuant to this registration the Company sold 3,500,000 shares of Series B Convertible Preferred Stock in September 1994 for net proceeds of $169.8 million. The net proceeds will be used for general corporate purposes, including working capital requirements, capital expenditures and potential acquisitions. A balance of $375 million remains available under the shelf registration.

     For the year ended December 31, 1994, the Company spent $82.0 million (including capitalized interest) on capital improvements, including $8.7 million on environmental control projects. The Clean Air Act Amendment of 1990 is expected to increase the Company's costs related to environmental compliance; however, such an increase in cost is not anticipated to have a material adverse effect on the consolidated financial condition of the Company.

     Continuous and substantial capital and maintenance expenditures will be required to maintain and, where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will continue to exceed depreciation expense and represent a material use of operating funds. Capital expenditures for 1995 are estimated at approximately $101.7 million. Additionally, the Company through its newly formed joint venture, Ohio Coatings Company, plans to construct an $80 million tin coating facility. The Company's obligations to Ohio Coatings consist of $22.5 million of cash and/or loan guarantees. The Company anticipates funding its capital expenditures through 1995 from cash on hand and funds generated from operations.

     On August 17, 1994, Wheeling-Pittsburgh Funding, Inc., a special purpose wholly-owned subsidiary ("Funding") of WPSC, entered into an agreement to sell, up to $75 million on a revolving basis, an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh-Canfield Corporation. The agreement expires in August 1999. Accounts receivable at December 31, 1994 exclude $45 million, representing the accounts receivable sold under this Agreement. Fees paid by the Company under this agreement in 1994 of $1.3 million are based upon a fixed rate of 7.42% of the outstanding amount of receivables sold.

     In October 1994 WPSC entered into a new Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes of up to $50 million. Interest is calculated at the Citibank prime rate plus .5% or a Eurodollar rate plus 2.0%. Borrowings under the RCF are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The RCF has certain restrictions on indebtedness, liens and dividends. There were no borrowings under the RCF during 1994.

     In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At December 31, 1994 letters of credit totaling $26.5 million were outstanding under this facility. The letters of credit are collateralized by U.S. government securities owned by the Company and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

     During 1994 the Company repurchased $54.3 million of its Senior Notes at prices ranging from 91.0% to 94.5% of the outstanding principal amount. The Company may continue from time to time to purchase additional Senior Notes, but has no present intention to purchase any significant amount of additional Senior Notes.

     Since the Company's announcement of its stock repurchase program and through the date hereof, the Company repurchased on the open market approximately 557,000 shares of its Common Stock for an aggregate purchase price of approximately $6.7 million. The Board of Directors had previously authorized the Company to repurchase up to 10% of the Company's outstanding Common Stock, and the Company may, from time to time, purchase additional shares of Common Stock up to the amount authorized by the Board of Directors.

     Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") specifies the accounting and reporting required for investments in equity securities that have readily determinable fair values and for all investments in debt securities. SFAS 115 is effective for fiscal years beginning after December 15, 1993. The Company adopted SFAS 115 in the first quarter of 1994. The impact of the new standard was not significant to the Company's results of operations or financial condition.

     Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the asset securitization facility, borrowing availability under the RCF and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations.

     On February 24, 1995, WPC filed a registration statement relating to the sale by it of 1,600,000 shares of its Common Stock and the sale by WHX of 5,100,000 shares of WPC's Common Stock. Consequently, upon the completion of such offering, WHX will own 60% of the Common Stock of WPC. WPC will use $27.5 million of its net proceeds therefrom in connection with the acquisition of Unimast. If the offering does not for any reason close, WHX would utilize existing cash on hand of $27.5 million in connection with the acquisition of Unimast.

     The Company sent a letter to Teledyne's Board of Directors on November 28, 1994 with a merger proposal in which Teledyne's shareholders would receive $22.00 per share in a combination of cash (at least $11 per share) and the balance in a WHX convertible preferred stock. The Teledyne Board of Directors rejected the proposal on December 21, 1994. On January 13, 1995, the Company's application to the Federal Trade Commission, under Hart-Scott-Rodino, to acquire up to 15% of the outstanding shares of Teledyne, Inc. was approved.

     WPC has outstanding approximately $271 million of its Senior Notes and $9.5 million of its First Mortgage Notes. The indentures relating to both the Senior Notes and the First Mortgage Notes contain covenants and restrictions that limit the Company's operating flexibility. In addition, under such indentures, the offering of WPC Common Stock constitutes an "asset sale," which, generally, requires either WHX or WPC to apply a portion of their net proceeds therefrom to acquire property or assets in similar lines of business within 360 days of the closing of such offering, failing which either WHX or WPC must offer to repurchase all outstanding Senior Notes and First Mortgage Notes at 100% of the principal amount thereof, plus accrued and unpaid interest. Pursuant to a separation agreement (the "Separation Agreement") to be entered into between WPC and WHX in connection with such offering, in the event an offer to repurchase is required to be made, WHX will loan to WPC, upon the same terms as the Senior Notes or First Mortgage Notes being repurchased, such funds as are necessary for WPC to fund any such repurchase obligations. In the event WHX does not, at the required time, have sufficient funds to extend such loan, WPC will be required to fund the repurchase obligations. WHX has agreed to indemnify WPC for any incremental costs and expenses associated therewith.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of WHX Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and accumulated earnings and of cash flows present fairly, in all material respects, the financial position of WHX Corporation and its subsidiaries (the "Company") at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note A to the consolidated financial statements, a Corporate Reorganization was effected in 1994.

     As discussed in Note B to the consolidated financial statements, on February 24, 1995 Wheeling-Pittsburgh Corporation, a wholly owned subsidiary of the Company, filed a registration statement with respect to an initial public offering of its common stock.

     As discussed in Note C to the consolidated financial statements, in 1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits".

PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania
February 6, 1995, except for Note B
which is as of February 24, 1995

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME (IN THOUSANDS EXCEPT PER SHARE)

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1992          1993           1994
                                                          --------     ----------     ----------
REVENUES:
Net sales...............................................  $929,786     $1,046,795     $1,193,878
COST AND EXPENSES:
Cost of products sold...................................   815,801        876,814        979,277
Depreciation............................................    54,931         57,069         61,514
Profit sharing..........................................        --          4,819          9,257
Selling, administrative and general expense.............    67,105         58,564         64,540
Restructuring charges...................................     7,098             --             --
                                                          --------     ----------     ----------
                                                           944,935        997,266      1,114,588
                                                          --------     ----------     ----------
Operating Income (loss).................................   (15,149)        49,529         79,290
Interest expense on debt................................    21,659         21,373         22,581
Other income............................................     3,181         11,965         17,925
B & LE settlement.......................................        --             --         36,091
                                                          --------     ----------     ----------
Income (loss) before taxes, change in accounting method
  and extraordinary items...............................   (33,627)        40,121        110,725
Tax provision...........................................        --          9,400         24,360
                                                          --------     ----------     ----------
Income (loss) before change in accounting method and
  extraordinary items...................................   (33,627)        30,721         86,365
Extraordinary charges -- net of tax.....................        --        (36,953)            --
Cumulative effect on prior years of accounting
  change -- net
  of tax................................................        --             --         (9,984)
                                                          --------     ----------     ----------
Net income (loss).......................................   (33,627)        (6,232)        76,381
Dividend requirement for preferred stock................        --          4,713         13,175
                                                          --------     ----------     ----------
Net income (loss) applicable to common stock............  $(33,627)    $  (10,945)    $   63,206
                                                          ========      =========      =========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK
Primary:
Operations..............................................  $  (1.85)    $     1.02     $     2.54
Extraordinary charges -- net of tax.....................        --          (1.45)            --
Cumulative effect of change in accounting principle-net
  of tax................................................        --             --           (.35)
                                                          --------     ----------     ----------
  Net...................................................  $  (1.85)    $     (.43)    $     2.19
                                                          ========      =========      =========
Fully Diluted:
Operations..............................................  $  (1.85)    $      .97     $     2.14
Extraordinary charges -- net of tax.....................        --          (1.38)            --
Cumulative effect of change in accounting principle-net
  of tax................................................        --             --           (.25)
                                                          --------     ----------     ----------
  Net...................................................  $  (1.85)    $     (.41)    $     1.89
                                                          ========      =========      =========

See Notes to Consolidated Financial Statements
WHX Corporation

CONSOLIDATED BALANCE SHEET (IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                        1993*           1994
                                                                      ----------     ----------
                              ASSETS
Current assets:
  Cash and cash equivalents.........................................  $    5,996     $   13,424
  Short term investments............................................     273,860        388,182
  Trade receivables, less allowances for doubtful accounts of $994
     and $1,030.....................................................     125,656        110,330
  Inventories.......................................................     239,565        261,164
  Prepaid expenses and deferred charges.............................       8,961         12,605
                                                                      ----------     ----------
     Total current assets...........................................     654,038        785,705
Investment in associated companies..................................      28,475         43,891
Property, plant and equipment, at cost less accumulated depreciation
  and amortization..................................................     748,673        768,284
Deferred income taxes...............................................      40,900         62,339
Deferred charges and other assets...................................      19,514         69,689
                                                                      ----------     ----------
                                                                      $1,491,600     $1,729,908
                                                                      ==========     ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade payables....................................................  $  113,591     $  111,645
  Payroll and employee benefits.....................................      70,425         76,475
  Federal, state and local taxes....................................      16,727         16,618
  Deferred income taxes -- current..................................      35,500         36,189
  Interest and other................................................      16,288         16,474
  Long-term debt due in one year....................................       3,456          4,253
                                                                      ----------     ----------
     Total current liabilities......................................     255,987        261,654
Long-term debt......................................................     346,823        289,500
Employee benefit liabilities........................................     416,286        429,221
Other liabilities...................................................      30,331         50,395
                                                                      ----------     ----------
                                                                       1,049,427      1,030,770
                                                                      ----------     ----------
Redeemable common stock -- 596 and 473 shares.......................       9,890          6,884
                                                                      ----------     ----------
Stockholders' Equity:
  Preferred stock -- $.10 par value; authorized 10,000 shares;
     issued and outstanding: 6,500 shares...........................         300            650
  Common stock $0.01 par value; authorized 60,000 shares; issued and
     outstanding 26,541 and 27,229 shares...........................         265            272
  Unrealized gain on securities -- available for sale...............          --          3,078
  Additional paid-in capital........................................     471,572        664,902
  Accumulated earnings (deficit)....................................     (39,854)        23,352
                                                                      ----------     ----------
                                                                         432,283        692,254
                                                                      ----------     ----------
                                                                      $1,491,600     $1,729,908
                                                                      ==========     ==========

- - - ---------------
* Reclassified for comparative purposes

See Notes to Consolidated Financial Statements
WHX Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1992         1993          1994
                                                           --------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................  $(33,627)    $  (6,232)    $  76,381
Items not affecting cash from operating activities:
  Depreciation and amortization..........................    54,931        57,069        61,514
  Other postretirement benefits..........................    15,206        13,392        13,651
  Coal retirees' medical benefits (net of tax)...........        --        13,600            --
  Premium on early debt retirement (net of tax)..........        --        23,353            --
  Cumulative effect of accounting change -- net..........        --            --         9,984
  Pre-reorganization tax benefits........................        --            --        17,596
Decrease (increase) in working capital elements:
  Trade receivables......................................     7,570       (45,784)      (29,674)
  Inventories............................................    17,644           539       (21,599)
  Short term investments-trading.........................        --      (273,860)      (98,280)
  Other current assets...................................    (2,842)         (484)       (3,411)
  Current liabilities....................................   (32,818)       47,708         4,181
Other items -- net.......................................       241        (4,265)      (13,052)
                                                           --------     ---------     ---------
Net cash flow from operating activities..................    26,305      (174,964)       17,291
                                                           --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant additions and improvements.......................   (67,318)      (73,652)      (82,020)
  Short term investments -- available for sale...........        --            --       (16,041)
  WP Radio Corp. investment..............................        --            --       (15,483)
  Other investments......................................        --       (15,339)      (12,500)
                                                           --------     ---------     ---------
Net cash used in investing activities....................   (67,318)      (88,991)     (126,044)
                                                           --------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt proceeds................................        --       315,819            --
  Preferred stock issuances..............................        --        65,127       169,750
  Common stock issuances.................................        --       144,950            --
  Long-term debt retirement..............................    (8,589)     (173,186)      (56,526)
  Proceeds from receivables securitization...............        --            --        45,000
  Letter of credit collateralization.....................        --            --       (28,279)
  Revolving Credit Facility proceeds (payments)..........    16,819       (53,240)           --
  Premium on early debt retirement.......................        --       (31,353)           --
  Preferred stock dividends..............................        --        (4,712)      (13,175)
  Redemption of common stock/purchased put rights........    (3,356)       (2,112)         (589)
                                                           --------     ---------     ---------
Net cash provided from financing activities..............     4,874       261,293       116,181
                                                           --------     ---------     ---------
Increase (decrease) in cash and cash equivalents.........   (36,139)       (2,662)        7,428
Cash and cash equivalents at beginning of year...........    44,797         8,658         5,996
                                                           --------     ---------     ---------
Cash and cash equivalents at end of year.................  $  8,658     $   5,996     $  13,424
                                                           ========     =========     =========

See Notes to Consolidated Financial Statements
WHX Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

     The accounting policies presented below have been followed in preparing the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all subsidiary companies. All significant intercompany accounts and transactions are eliminated in consolidation. The Company uses the equity method of accounting for investments in unconsolidated companies owned 20% or more.

BUSINESS SEGMENT

     The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The recorded amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Short term investments are recorded at fair market value based on trading in the public market. Redeemable common stock is recorded at the redemption amount which is considered to approximate fair value. See Note G for a description of fair value of debt instruments.

     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized investment gains and losses are recognized based on specific identification of securities.

INVENTORIES

     Inventories are stated at cost which is lower than market. Cost is determined by the last-in first-out ("LIFO") method for substantially all inventories.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is computed on the modified units of production method for financial statement purposes and accelerated methods for income tax purposes. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Capitalized interest cost is amortized on the same basis as the related depreciation.

     Maintenance and repairs are charged to income. Renewals and betterments made through replacements are capitalized. Profit or loss on property dispositions is credited or charged to income.

PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT PLANS

     The Company has tax qualified defined contribution pension plans covering substantially all employees. The programs provide for contributions based on a percentage of compensation for salaried employees and a rate per hour worked for hourly employees. Costs for these programs are being funded currently.

     The Company sponsors medical and life insurance programs for substantially all employees. Similar group medical programs extend to pensioners and dependents. The Company accounts for these benefits in accordance with Statement of Financial Accounting Standards No. 106 ("SFAS 106"), Employers' Accounting for Postretirement Benefits Other than Pensions.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Recognition is given in the accounts for the income tax effect of temporary differences in reporting transactions for financial and tax purposes using the deferred liability method.

EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during each year, excluding redeemable common shares.

NOTE A -- CORPORATE REORGANIZATION

     The Company and its subsidiaries were reorganized into a new holding company structure on July 26, 1994. The steel-related businesses of the Company (including WPSC) continue to be owned by WPC, and the other businesses and assets of the Company are owned by WHX Corporation. Pursuant to the reorganization, WPC became a wholly-owned subsidiary of WHX. WHX, the new holding company, became the publicly held issuer for all of the Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Warrants of the Company. In addition, WHX guaranteed WPC's outstanding 9 3/8% Senior Notes due 2003 (the "Senior Notes") and 12 1/4% First Mortgage Notes due 2000 (the "First Mortgage Notes") as well as certain other debt of WPC. The transactions were accounted for as a reorganization of entities under common control. On the merger date, WHX had the same consolidated net worth as WPC and its subsidiaries prior to the reorganization.

     As a condition of the Corporate Reorganization, the financial and other covenants under the Senior Notes and First Mortgage Notes indentures also apply to WHX and accordingly, actions taken by WHX which violate such covenants or otherwise cause an event of default under such indentures could accelerate the obligations due thereunder, which could have a material adverse effect on the Company.

NOTE B -- SUBSEQUENT EVENTS

INITIAL PUBLIC OFFERING OF WPC

     On February 24, 1995, WPC filed a Registration Statement on Form S-1 related to the initial public offering of 40% of the common stock of WPC. Upon completion of the above mentioned offering, WHX will beneficially own 60% of the outstanding shares of Common Stock of WPC and will alone control sufficient votes to take any actions that require the consent of stockholders, including the election of members of the board of directors.

     WPC has outstanding approximately $271 million of its Senior Notes and $9.5 million of its First Mortgage Notes. The indentures relating to both the Senior Notes and the First Mortgage Notes contain covenants and restrictions that limit the Company's operating flexibility. In addition, under such indentures, the offering of WPC Common Stock constitutes an "asset sale," which, generally, requires either WHX or WPC to apply a portion of their net proceeds therefrom to acquire property or assets in similar lines of business within 360 days of the closing of such offering, failing which either WHX or WPC must offer to repurchase all outstanding Senior Notes and First Mortgage Notes at 100% of the principal amount thereof, plus accrued and unpaid interest. Pursuant to a separation agreement (the "Separation Agreement") to be entered into between WPC and WHX in connection with such offering, in the event an offer to repurchase is required to be made, WHX will loan to WPC, upon the same terms as the Senior Notes or First Mortgage Notes being repurchased, such funds as are necessary for WPC to fund any such repurchase obligations. In the event WHX does not, at the required time, have sufficient funds to extend such loan, WPC will be required to fund the repurchase obligations. WHX has agreed to indemnify WPC for any incremental costs and expenses associated therewith.

UNIMAST ACQUISITION

     On February 15, 1995, the Company entered into a merger agreement between Unimast Incorporated and WHX Acquisition Corporation, a wholly-owned subsidiary of the Company. The purchase price to the Company is $27.5 million, plus the assumption of $16.0 million face amount of indebtedness. The acquisition will be accounted for as a purchase. If the WPC offering described above closes, WHX Acquisition Corp. will become a wholly-owned subsidiary of WPC and WPC will use a portion of its net proceeds therefrom to acquire Unimast.

     The merger agreement also includes a contingent payment to Unimast's current owners, based on revenues over the next three years, with a maximum payment of $3.0 million.

TELEDYNE CORPORATION

     On February 14, 1995, the Company announced its intention to commence a proxy contest for the election of directors of Teledyne Incorporated at Teledyne's next annual meeting of stockholders scheduled for April 26, 1995.

NOTE C -- PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

PENSION PROGRAMS

     The Company provides defined contribution pension programs for both hourly and salaried employees. Tax qualified defined contribution plans provide, in the case of hourly employees, an increasing company contribution per hour worked based on age. A similar tax qualified plan for salaried employees provides defined company contributions based on age and years of service.

     As of December 31, 1994, $72.6 million of fully vested funds are held in trust for benefits earned under the hourly defined contribution pension plans and $17.8 million is held in trust for fully vested benefits earned under the salaried employees defined contribution plans. As of December 31, 1994, approximately 55% of the assets of the hourly pension plans were in fixed income investments and 45% in equity investments; approximately 51% of the assets of the salaried pension plan were in equity investments and 49% in fixed income investments. All plan assets are invested by professional investment managers. Pension provisions charged against income were $10.5 million, $9.6 million and $10.5 million in 1992, 1993, and 1994 respectively.

     Effective January 1, 1994 the Company began matching salaried employee contributions to the 401(K) plan with shares of the Company's Common Stock. The Company matches 50% of the employees contributions. The employer contribution is limited to a maximum of 3% of an employee's salary. At December 31, 1994, the 401(K) plan held 33,154 shares of the Company's common stock.

POSTEMPLOYMENT BENEFITS

     The Company adopted Statement of Financial Accounting Standard No. 112, "Accounting for Postemployment Benefits" ("SFAS 112") as of January 1, 1994. This statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers' compensation. The Company recorded a charge of $12.2 million ($10.0 million net of tax) in the 1994 first quarter as a result of the cumulative effect on prior years of adoption of SFAS 112.

OTHER POSTRETIREMENT BENEFITS

     The Company sponsors postretirement benefit plans that cover both management and hourly retirees and dependents. The plans provide medical benefits including hospital, physicians' services and major medical expense benefits and a life insurance benefit. The hourly employees' plans provide non-contributory basic medical and a supplement to Medicare benefits, and major medical coverage to which the Company contributes 50% of the insurance premium cost. The management plan has provided basic medical and major medical benefits on a non-contributory basis through age 65.

     The Company accounts for these benefits in accordance with SFAS No. 106. The cost of postretirement medical and life benefits for eligible employees are accrued during the employee's service period through the date the employee reaches full benefit eligibility. The Company delays recognition of changes to the unfunded obligation that arise from the effects of current actuarial gains and losses and the effects of changes in assumptions. The Company funds the plans as current benefit obligations are paid. Additionally, in 1994 the Company began funding a qualified trust in accordance with the collective bargaining agreement effective March 1, 1994. The following table sets forth the reconciliation of the Accumulated Postretirement Benefit Obligation ("APBO") to the accrued obligation included in the Company's consolidated balance sheet at December 31, 1993 and 1994.

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1993         1994
                                                                         --------     --------
                                                                         (DOLLARS IN THOUSANDS)
Active employees not eligible for retirement...........................  $142,367     $102,883
Active employees eligible to retire....................................    42,841       47,221
Retirees and beneficiaries.............................................   239,670      216,763
                                                                         --------     --------
Accumulated postretirement benefit obligation..........................   424,878      366,867
Plan assets at fair market value.......................................        --        5,162
                                                                         --------     --------
Obligations in excess of plan assets...................................   424,878      361,705
Unrecognized prior service cost........................................     2,567        2,313
Unrecognized net gain(loss)............................................   (22,000)      47,980
                                                                         --------     --------
Accrued postretirement benefit obligation..............................  $405,445     $411,998
                                                                         ========     ========

     At December 31, 1994, plan assets consisted primarily of short term corporate notes.

     The following table sets forth the components of the recorded net periodic postretirement benefit costs.

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1992        1993        1994
                                                                -------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Net periodic postretirement benefit cost:
  Service cost................................................  $ 5,108     $ 5,451     $ 5,322
  Interest cost...............................................   32,462      30,123      27,991
  Other.......................................................     (290)       (254)       (500)
                                                                -------     -------     -------
          Total...............................................  $37,280     $35,320     $32,813
                                                                =======     =======     =======

     For measurement purposes, medical costs are assumed to increase at annual rates ranging from 10.5% in 1994 (11.5% in 1993), declining gradually to 5% in 2004 and beyond. The medical cost trend rate assumption has significant effect on the costs and obligation reported. A 1% increase in the medical cost trend rate in each year would result in approximate increases in the accumulated postretirement benefit obligation of $47.4 million, and net periodic benefit cost of $5.7 million. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 8% at December 31, 1992, 7% at December 31, 1993 and 8% at December 31, 1994. The expected long term rate of return on plan assets is 8%.

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT

     The Coal Industry Retiree Health Benefit Act of 1992 (the "Act") created a new United Mine Workers of America postretirement medical and death benefit plan to replace two existing plans which had developed significant deficits. The Act assigns companies the remaining benefit obligations for former employees and beneficiaries, and a pro rata allocation of benefits related to unassigned beneficiaries ("orphans"). The Company's obligation under the Act related to its previous and present ownership of coal mining operations had been estimated at $14.3 million and recorded as an extraordinary charge in the 1993 fourth quarter. The Company reduced this liability in 1994 by $2.4 million to reflect current premium payments, reductions in the number of assigned former employees and beneficiaries and a lower anticipated medical trend rate.

NOTE D -- INCOME TAXES

                                                                      YEAR ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                     1992      1993*     1994
                                                                    -------   -------   -------
                                                                      (DOLLARS IN THOUSANDS)
INCOME TAXES BEFORE EXTRAORDINARY ITEMS
Current
  Federal.........................................................  $    --   $13,027   $24,125
  State...........................................................       --       382     1,197
                                                                    -------   -------   -------
Total income taxes current........................................  $    --   $13,409   $25,322
                                                                    -------   -------   -------
Deferred
  Federal.........................................................       --   (11,656)  (20,750)
  Pre-reorganization tax benefits recorded directly to equity.....       --     7,647    19,788
                                                                    -------   -------   -------
Income taxes......................................................  $    --   $ 9,400   $24,360
                                                                    =======   =======   =======
TOTAL INCOME TAXES
Current
  Federal.........................................................  $    --   $ 6,796   $24,125
  State...........................................................       --        --     1,197
                                                                    -------   -------   -------
Total income taxes current........................................  $    --   $ 6,796   $25,322
                                                                    -------   -------   -------
Deferred
  Federal.........................................................       --    (6,096)  (20,750)
  Pre-reorganization tax benefits recorded directly to equity.....       --        --    17,596
                                                                    -------   -------   -------
Income taxes......................................................  $    --   $   700   $22,168
                                                                    =======   =======   =======
COMPONENTS OF TOTAL INCOME TAXES
Operations........................................................  $    --   $ 9,400   $24,360
Extraordinary items...............................................       --    (8,700)   (2,192)
                                                                    -------   -------   -------
Income taxes......................................................  $    --   $   700   $22,168
                                                                    =======   =======   =======

- - - ---------------
* 1993 amounts have been reclassified for comparative purposes

     The Company adopted SFAS 109, Accounting for Income Taxes, effective January 1, 1993, on a prospective basis. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. There was no effect on retained earnings of adopting SFAS 109.

     Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The type of differences that give rise to deferred income tax liabilities or assets are shown in the following table:

DEFERRED INCOME TAX SOURCES

                                                                        1993        1994
                                                                       -------     -------
                                                                     (DOLLARS IN THOUSANDS)
    ASSETS
    Postretirement and postemployment employee benefits..............  $ 140.6     $ 146.4
    Operating loss carryforward (expiring in 2005 to 2008)...........     47.0        20.0
    ITC's and other credit carryforwards (expiring in 1995 to
      2006)..........................................................      7.2         7.2
    Minimum tax credit carryforwards (indefinite carryforward).......     21.8        43.4
    Provision for expenses and losses................................     41.5        37.6
    Leasing activities...............................................     28.3        27.4
    State income taxes...............................................     15.3        11.6
    Miscellaneous other..............................................      7.3         8.6
                                                                       -------     -------
      DEFERRED TAX ASSETS............................................  $ 309.0     $ 302.2
                                                                       -------     -------
    LIABILITIES
    Property plant and equipment.....................................  $(145.1)    $(149.0)
    Inventory........................................................    (40.2)      (39.9)
    State income taxes...............................................     (9.7)       (8.5)
    Miscellaneous other..............................................      (.5)        (.3)
                                                                       -------     -------
      DEFERRED TAX LIABILITY.........................................  $(195.5)    $(197.7)
    Valuation Allowance..............................................   (108.1)      (78.4)
                                                                       -------     -------
    DEFERRED INCOME TAX ASSET -- NET.................................  $   5.4     $  26.1
                                                                       =======     =======

     As of December 31, 1994, for financial statement reporting purposes a balance of approximately $71 million of prereorganization tax benefits exist. These benefits will be reported as a direct addition to equity as they are recognized. In 1994, tax benefits of $17.6 million were recognized as a direct addition to equity. The decrease in the valuation allowance in 1994 represents current year recognition of tax benefits.

     During 1994, the Company experienced an ownership change as defined by
Section 382 of the Internal Revenue Code. As the result of this event, the Company will be limited in its ability to use net operating loss carryforwards and certain other tax attributes to reduce subsequent cash tax liabilities. The amount of taxable income that can be offset in any annual period is limited to approximately $32 million.

     Total federal and state income taxes paid in 1992, 1993 and 1994 were $2.0 million, $3.2 million and $1.8 million, respectively.

     Federal tax returns have been examined by the Internal Revenue Service
(IRS) through 1987. The IRS can review earlier years to the extent any NOL's incurred in such years are carried forward to offset future years' income. Management believes it has adequately provided for all taxes on income.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory Federal income tax rate to pretax income from continuing operations as follows:

                                                            1992        1993         1994
                                                          --------     -------     --------
                                                               (DOLLARS IN THOUSANDS)
    Income (loss) before taxes, extraordinary items and
      accounting changes................................  $(33,627)    $40,121     $110,725
                                                          ========     =======     ========
    Tax provision (benefit) at statutory rate...........  $(11,433)    $14,042     $ 38,754
    Increase (reduction) in tax due to:
      Percentage depletion..............................    (1,493)       (763)        (673)
      Equity earnings...................................        --      (1,900)      (1,423)
      State income tax net of federal effect............        --       1,302        2,850
      Alternative minimum tax rate differential.........        --      (4,223)     (14,532)
      Deferred tax assets for which no benefit was
         recognized.....................................    12,756          --           --
      Other miscellaneous...............................       170         942         (616)
                                                          --------     -------     --------
    Tax provision.......................................  $      0     $ 9,400     $ 24,360
                                                          ========     =======     ========

NOTE E -- SHORT TERM INVESTMENTS

     The Company accounts for investments in short-term investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

     The composition of the Company's short term investments are as follows:

                                                                     1993           1994
                                                                   --------       --------
                                                                   (DOLLARS IN THOUSANDS)
    Trading Securities:
      U. S. Treasury Bills.......................................  $235,247       $313,318
      U. S. Government Agency Mortgage Backed Obligations........        --         48,046
      Other......................................................    38,613          7,699
    Available-for-sale securities:
      Equities...................................................        --         19,119
                                                                   --------       --------
                                                                   $273,860       $388,182
                                                                   ========       ========

     These investments are subject to price volatility associated with any interest bearing instrument. Fluctuations in general interest rates effect the value of these investments.

     The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance. At December 31, 1994 unrealized holding gains on available-for-sale securities of $3.1 million have been reported as a separate component of stockholder's equity. Net unrealized holding losses on trading securities included in the current period earnings are $4.0 million. SFAS 115 was adopted effective January 1, 1994 and had no cumulative effect on prior years.

NOTE F -- INVENTORIES

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1993           1994
                                                                   --------       --------
                                                                   (DOLLARS IN THOUSANDS)
    Finished products............................................  $ 50,362       $ 49,926
    In-process...................................................   115,396        120,669
    Raw materials................................................    48,232         68,302
    Other materials and supplies.................................    22,253         25,376
                                                                   --------       --------
                                                                    236,243        264,273
    LIFO reserve.................................................     3,322         (3,109)
                                                                   --------       --------
                                                                   $239,565       $261,164
                                                                   ========       ========

     During 1993 and 1994, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories, the effect of which increased income by approximately $.7 million in 1993 and decreased income by approximately $.3 million in 1994.

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1993           1994
                                                               --------       --------
                                                               (DOLLARS IN THOUSANDS)
        Land and mineral properties..........................  $ 28,591       $ 28,608
        Buildings, machinery and equipment...................   803,139        906,028
        Construction in progress.............................    70,864         49,094
                                                               --------       --------
                                                                902,594        983,730
        Accumulated depreciation and amortization............   153,921        215,446
                                                               --------       --------
                                                               $748,673       $768,284
                                                               ========       ========

     The Company utilizes the modified units of production method of depreciation which recognizes that the depreciation of steelmaking machinery is related to the physical wear of the equipment as well as a time factor. The modified units of production method provides for straight line depreciation charges modified (adjusted) by the level of raw steel production. In 1993 and 1994 depreciation under the modified units of production method was $2.9 million or 7.0% and $2.8 million or 6.1%, respectively, less than straight line depreciation.

NOTE H--LONG-TERM DEBT

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1993           1994
                                                                       --------       --------
                                                                        (DOLLARS IN THOUSANDS)

Senior Unsecured Notes due 2003, 9 3/8%(1)...........................  $325,000       $270,698
First Mortgage Notes due 2000, 12 1/4%(1)............................     9,473          9,458
IRS pension tax note due 1997,8%(1)..................................     7,333          5,500
Obligation to PBGC due 1997, 8%(1)...................................     6,623          5,153
Other................................................................     1,850          2,944
                                                                       --------       --------
                                                                        350,279        293,753
Less portion due within one year.....................................     3,456          4,253
                                                                       --------       --------
  Total long-term debt(2)............................................  $346,823       $289,500
                                                                       ========       ========

- - - ---------------
(1) WPC debt guaranteed by the Company. See Note N.

(2) The fair value of long-term debt at December 31, 1993 and December 31, 1994 was $359.0 million and $256.0 million, respectively. Fair value of long-term debt is estimated based on trading in the public market.

    Long-term debt maturing in each of the next five years is as follows: 1995, $4.3 million; 1996, $4.0 million; 1997, $3.9 million; 1998, $0.2 million and
    1999, $0.2 million.

     A summary of the financial agreements at December 31, 1994 follows:

REVOLVING CREDIT FACILITY:

     On October 24, 1994, WPSC entered into an amended and restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes up to $50 million.

     The credit agreement has a one year term. Interest rates are based on the Citibank prime rate plus .5% and/or a Eurodollar rate plus 2.0%. Borrowings under the RCF are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. There were no borrowings outstanding under the RCF at December 31, 1994.

     The RCF contains certain restrictions on Company indebtedness, liens and dividends.

     In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At December 31, 1994 letters of credit totaling $26.5 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

FIRST MORTGAGE NOTES:

     On November 27, 1991 the Company completed an offering of $175.0 million of 12 1/4% First Mortgage Notes. Interest on the First Mortgage Notes is payable semi-annually on May 15 and November 15 of each year, at the rate of 12 1/4% per annum. The First Mortgage Notes are redeemable, in whole or in part, at the option of the Company, on or after November 15, 1996, at specified redemption prices plus accrued interest.

     Pursuant to an October 1993 offer by the Company, $165.5 million aggregate principal amount of First Mortgage Notes (or 94.5% of the outstanding First Mortgage Notes) were tendered and accepted for payment by the Company. In November 1993 the Company simultaneously issued $325.0 million of 9 3/8% Senior Notes, the net proceeds of which were partially used to purchase the First Mortgage Notes and pay related premiums. Pursuant to the Company's reorganization in 1994, WHX guaranteed the payment of the First Mortgage Notes.

9 3/8% SENIOR NOTES DUE 2003:

     On November 23, 1993 WPC issued $325 million of its Senior Notes. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1994 and mature on November 15, 2003. During 1994, the Company purchased $54.3 million of its outstanding 9 3/8% Senior Notes at an average price of 94% of the related outstanding principal amount.

     The Senior Notes are redeemable at the option of WPC, in whole or in part, at any time on or after November 15, 2000 at specified redemption prices, plus accrued interest to the date of redemption.

     Upon a Change of Control, WPC will have the option to redeem the Senior Notes, in whole or in part, at a redemption price equal to the principal amount thereof plus the Applicable Premium (as defined) and, upon a Change of Control Triggering Event (as defined), each holder of Senior Notes will have the right to require WPC to repurchase such holder's Notes at 101% of the principal amount thereof, together, in each case, with accrued interest to the date of redemption or repurchase.

     The Senior Notes are unsecured obligations of WPC ranking senior in right of payment to WPC's subordinated indebtedness, if any, and pari passu with all other senior indebtedness of WPC. Pursuant to the Company's reorganization in 1994, WHX guaranteed the payment of the Senior Notes.

     The Indenture contains certain covenants, including but not limited to, covenants with respect to the following matters; (i) the incurrence of additional indebtedness by WPC and its subsidiaries; (ii) the incurrence of certain liens by WPC and its subsidiaries; (iii) the making of certain sale-leaseback transactions; (iv) the disposition by WPC and its subsidiaries of the proceeds of certain asset sales; (v) the making by WPC and its subsidiaries of certain dividends and other restricted payments; (vi) the entry into certain transactions with affiliates of WPC and (vii) the ability of WPC to engage in certain mergers, consolidations or asset sales.

INTEREST COST

     Aggregate interest costs on long-term debt and amounts capitalized during the three years ended December 31, 1994, are as follows:

                                                             1992        1993        1994
                                                            -------     -------     -------
                                                                (DOLLARS IN THOUSANDS)
    Aggregate interest expense on long-term debt..........  $29,949     $27,905     $30,957
    Less: Capitalized interest............................    8,290       6,532       8,376
                                                            -------     -------     -------
    Interest expense......................................  $21,659     $21,373     $22,581
                                                            =======     =======     =======
    Interest paid.........................................  $29,343     $28,315     $28,906
                                                            =======     =======     =======

NOTE I -- STOCKHOLDERS' EQUITY

     The authorized capital stock of WHX consists of 60,000,000 shares of Common Stock, $.01 par value, of which 27,701,830 shares (including redeemable Common Stock) were outstanding as of December 31, 1994, and 10,000,000 shares of Preferred Stock, $0.10 par value, of which 3,000,000 shares of Series A Convertible Preferred Stock and 3,500,000 shares of Series B Convertible Preferred Stock were outstanding as of December 31, 1994. In addition, warrants to purchase 1,577,428 shares of Common Stock were outstanding at December 31, 1994. The warrants have an exercise price of $6.3583 per share and must be exercised on or before January 3, 1996.

SERIES A CONVERTIBLE PREFERRED STOCK

     In July 1993 the Company issued 3,000,000 shares of Series A Convertible Preferred Stock for net proceeds of $145.0 million. Dividends on the shares of the Series A Convertible Preferred Stock, are cumulative, are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, in an amount equal to $3.25 per share per annum.

     Each share of the Series A Convertible Preferred Stock is convertible at the option of the holder thereof at any time into shares of Common Stock of the Company, par value $.01 per share, at a conversion price of $15.78 per share of Common Stock (equivalent to a conversion rate of approximately 3.1686 shares of Common Stock for each share of Series A Convertible Preferred Stock), subject to adjustment under certain conditions.

     The Series A Convertible Preferred Stock is not redeemable prior to July 1, 1996. On and after such date, the Series A Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, for cash, initially at $52.275 per share and thereafter at prices declining ratably to $50.00 per share on and after July 1, 2003, plus in each case accrued and unpaid dividends to the redemption date. The Series A Convertible Preferred Stock is not entitled to the benefit of any sinking fund.

SERIES B CONVERTIBLE PREFERRED STOCK

     The Company completed a shelf registration in the amount of $550 million of debt securities or preferred stock in August 1994. Pursuant to this registration the Company issued 3,500,000 shares of Series B Convertible Preferred Stock in September 1994 for net proceeds of $169.8 million. Dividends on the shares of the Series B Convertible Preferred Stock, are cumulative, are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, in an amount equal to $3.75 per share per annum.

     Each share of the Series B Convertible Preferred Stock is convertible at the option of the holder thereof at any time into shares of Common Stock of the Company, par value $.01 per share, at a conversion price of $20.40 per share of Common Stock (equivalent to a conversion rate of approximately 2.4510 shares of Common Stock for each share of Series B Convertible Preferred Stock), subject to adjustment under certain conditions.

     The Series B Convertible Preferred Stock is not redeemable prior to October 1, 1997. On and after such date, the Series B Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, for cash, initially at $52.625 per share and thereafter at prices declining ratably to $50.00 per share on and after October 1, 2004, plus in each case accrued and unpaid dividends to the redemption date. The Series B Convertible Preferred Stock is not entitled to the benefit of any sinking fund.

REDEEMABLE COMMON STOCK

     Certain present and former employees of the Company were issued preferred shares of the Company prior to the Chapter 11 proceeding in exchange for wage and salary concessions. Such preferred shares were exchanged for 1,279,935 shares of Common Stock under the Plan of Reorganization, which shares were issued to an Employee Stock Ownership Plan ("ESOP") on such employees' behalf. Beneficial owners of such shares who were active employees on August 15, 1990 and who have either retired, died or become disabled, or who reach 30 years of service, may sell their Common Stock to the Company at a price of $15 or, upon qualified retirement, $20 per share. These contingent obligations are expected to extend over many years, as participants in the ESOP satisfy the criteria for selling shares to the Company. In addition, each beneficiary can direct the ESOP to sell any or all of its Common Stock into the public markets at any time; provided, however, that the ESOP will not on any day sell in the public markets more than 20% of the number of shares of Common Stock traded during the previous day. As of December 31, 1994, 472,705 shares of such Common Stock remained outstanding.

     Changes in capital accounts are as follows:

                                                                           CONVERTIBLE
                                                     COMMON STOCK           PREFERRED         ACCUMULATED     CAPITAL IN
                                                   -----------------     ----------------      EARNINGS       EXCESS OF
                                                   SHARES     AMOUNT     SHARES    AMOUNT      (DEFICIT)      PAR VALUE
                                                   ------     ------     -----     ------     -----------     ----------
                                                                     (DOLLARS AND SHARES IN THOUSANDS)
Balance January 1, 1992........................    18,154      $182         --      $ --       $   4,717       $258,601
EIP shares sold in public market...............        48        --         --        --              --            759
EIP shares purchased and retired...............        --        --         --        --              --              1
General unsecured Put options exercised and
  retired......................................        --        --         --        --              --             --
Warrants exercised.............................         2        --         --        --              --             12
General unsecured Put options lapsed...........         4        --         --        --              --             51
Net Loss.......................................        --        --         --        --         (33,627)            --
                                                   ------      ----      -----      ----       ---------       --------
Balance December 31, 1992......................    18,208       182         --        --         (28,910)       259,424
EIP shares sold in public market...............       164         1         --        --              --          1,687
EIP shares purchased and retired...............        --        --         --        --              --             --
Stock options exercised........................       113         1         --        --              --            740
Warrants exercised.............................         6        --         --        --              --             34
Common stock sold..............................     8,050        81         --        --              --         65,037
Preferred stock sold...........................        --        --      3,000       300              --        144,650
Preferred dividends............................        --        --         --        --          (4,712)            --
Net Loss.......................................        --        --         --        --          (6,232)            --
                                                   ------      ----      -----      ----       ---------       --------
Balance December 31, 1993......................    26,541       265      3,000       300         (39,854)       471,572
                                                   ------      ----      -----      ----       ---------       --------
EIP shares sold in public market...............        97         2         --        --              --          2,414
EIP shares purchased and retired...............        --        --         --        --              --             --
Stock options exercised........................       144         1         --        --              --          1,076
Warrants exercised.............................       414         4         --        --              --          2,627
401K matching contribution.....................        33        --         --        --              --            574
Common stock sold..............................        --        --         --        --              --             --
Preferred stock sold...........................        --        --      3,500       350              --        169,043
Pre reorganization tax benefits................        --        --         --        --              --         17,596
Preferred dividends............................        --        --         --        --         (13,175)            --
Net Income.....................................        --        --         --        --          76,381             --
                                                   ------      ----      -----      ----       ---------       --------
Balance December 31, 1994......................    27,229      $272      6,500      $650       $  23,352       $664,902
                                                   ======      ====      =====      ====       =========       ========

STOCK OPTION PLAN

     The Wheeling-Pittsburgh Corporation Stock Option Plan ("1991 Plan") is intended to assist the Company in securing and retaining key employees by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non-qualified options (collectively, the "Options") to full-time employees of the Company and its subsidiaries. Incentive stock options granted under the Option Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the Internal Revenue Code.

     An aggregate of 2,500,000 shares of Common Stock has been reserved for issuance upon exercise of Options under the 1991 Plan. The 1991 Plan is administered by a committee (the "Committee") consisting of not less than three nonemployee members appointed by the Board of Directors. The term of Options granted under the 1991 Plan may not exceed 10 years (five years in the case of an incentive Option granted to an optionee owning more than 10% of the voting stock of the Company (a "10% Holder"). The Option price for Options shall not be less than 100% of the "fair market value" of the shares of Common Stock at the time the Option is granted; provided, however, that with respect to an incentive option, in the case of a 10% Holder, the purchase price per share shall be at least 110% of such fair market value. The aggregate fair market value of the shares of Common Stock as to which an optionee may first exercise incentive stock options in any calendar year may not exceed $100,000. Payment for shares purchased upon exercise of Options is to be made in cash, but, at the discretion of the Committee, may be made by delivery of other shares of Common Stock of comparable value. The 1991 Plan will terminate on September 24, 2001 and may be terminated at any time by the Board of Directors prior to that date.

DIRECTORS OPTION PLAN

     The 1993 Directors D&O Plan (the"1993 D&O Plan") is authorized to issue shares of Common Stock pursuant to the exercise of options with respect to a maximum of 400,000 shares of Common Stock. The options vest over three years from the date of grant.

OPTION GRANTS TO WPN CORP.

     On July 29, 1993, the Board of Directors approved the grant of options to WPN Corporation to purchase 1,000,000 shares of Common Stock (the "Option Grants"). The Option Grants were approved by the stockholders on March 31, 1994.

     The options are exercisable with respect to one-third of the shares of Common Stock issuable upon the exercise thereunder at any time on or after the date of stockholder approval of the Option Grants. The options with respect to an additional one-third of the share of Common Stock may be exercised on the first and second anniversaries of the Approval Date, respectively. The options, to the extent not previously exercised, will expire on April 29, 2003.

     A Summary of the Option Plans:

                                                           NUMBER OF OPTIONS
                                                    -------------------------------
                                                      1991       D & O       WPN      OPTION PRICE
                                                      PLAN       PLAN      GRANTS       OR RANGE
                                                    ---------   -------   ---------   ------------
Balance 1/1/92....................................         --        --          --
  Granted.........................................    490,500        --          --   6.125-7.250
  Cancelled.......................................         --        --          --
  Exercised.......................................         --        --          --
                                                    ---------   -------   ---------
Balance 12/31/92..................................    490,500        --          --
                                                    ---------   -------   ---------
  Granted.........................................    542,857   164,000   1,000,000   8.750-10.875
  Cancelled.......................................    (60,167)       --          --   6.125-7.250
  Exercised.......................................   (113,252)       --          --   6.125-7.250
                                                    ---------   -------   ---------
Balance 12/31/93..................................    859,938   164,000   1,000,000
                                                    ---------   -------   ---------
  Granted.........................................    526,250    60,000          --   14.625-15.125
  Cancelled.......................................    (17,197)       --          --     14.625
  Exercised.......................................   (143,072)       --          --   6.125-8.750
                                                    ---------   -------   ---------
Balance 12/31/94..................................  1,225,919   224,000   1,000,000
                                                    ---------   -------   ---------

Options outstanding at December 31, 1994 which are exercisable totaled 601,295.

EARNINGS PER SHARE

     The computation of primary earnings per common share is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options and warrants. The computation of fully diluted earnings per common share in 1993 and 1994 further assumes the conversion of preferred shares. The shares used in the computation were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                        1992           1993           1994
                                                     -----------    -----------    -----------
    Primary........................................   18,194,013     25,451,518     28,833,470
    Fully diluted..................................   18,194,013     26,783,888     40,447,035

NOTE J -- COMMITMENTS AND CONTINGENCIES

JOINT VENTURE WITH NISSHIN STEEL CO., LTD.

     The Company has a 35.7% ownership in Wheeling-Nisshin, Inc ("Wheeling-Nisshin"). Under a Shareholders' Agreement, the Company has a proportionate financing guarantee for bank and other borrowings used to construct the plant. The total debt at December 31, 1994 was approximately $68.7 million. In conjunction with the financing, purchase and installation of a second coating line, the Company's ownership was increased to 35.7%. Upon the completion of the second line, the Company entered into an amended and restated agreement with Nisshin Steel Co., Ltd. which extended the term of the supply agreement for twenty years after the execution of such amended and restated supply agreement. During 1994 the Company derived approximately 15.5% of its revenues from sales of steel and processing services to Wheeling-Nisshin and at December 31, 1994 had a receivable from Wheeling-Nisshin of $31.7 million. The Company received dividends of $2.5 million from Wheeling-Nisshin in 1994.

ENVIRONMENTAL MATTERS

     The Company, as well as other steel companies, are subject to demanding environmental standards imposed by Federal, state and local environmental laws and regulations. For 1992, 1993, and 1994 aggregate capital expenditures for environmental control projects totaled approximately $9.9 million, $8.0 million and $8.7 million, respectively. In 1992, 1993 and 1994 the Company paid $2.0 million, $0.1 million and $0.6 million, respectively, in civil penalties from the previously established cash escrow accounts to the U.S. EPA for violations of the Clean Water Act. The Company is currently funding its share of remediation costs of certain hazardous wastes sites. The Company believes that these remediation costs are not significant and will not be significant in the foreseeable future. Based upon the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance costs, including the incurrence of any additional fines and penalties relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company.

NOTE K -- RELATED PARTY TRANSACTION

     WPN Corp. is the sole general partner of RM Capital Partners and of DR Capital Partners, collectively, two of the principal stockholders of the Company. The Chairman of the Board of the Company is the President and sole shareholder of WPN Corp. Pursuant to a management agreement effective as of January 3, 1991, as amended January 1, 1993 and April 11, 1994, approved by a majority of the disinterested directors of the Company, WPN Corp. provides certain financial, management advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. Such services include, among others, identification, evaluation and negotiation of acquisitions, responsibility for financing matters for the Company and its subsidiaries, review of annual and quarterly budgets, supervision and administration, as appropriate, of all the Company's accounting and financial functions and review and supervision of reporting obligations under Federal and state securities laws. In exchange for such services, WPN Corp. receives a fixed monthly fee, $250,000 per month through March 1994; $458,333 effective April 1, 1994 pursuant to an amendment on April 11, 1994. The Management Agreement has a one year term and is renewable automatically for successive one year periods, unless terminated by either party upon 60 days' notice.

NOTE L -- OTHER INCOME

                                                          YEAR ENDED DECEMBER 31, 1993
                                                         ------------------------------
                                                          1992       1993        1994
                                                         ------     -------     -------
                                                         (DOLLARS IN THOUSANDS)
        Interest and investment income.................  $1,683     $ 6,263     $12,483
        Equity income..................................     421       5,037       5,367
        Other, net.....................................   1,077         665          75
                                                         ------     -------     -------
                                                         $3,181     $11,965     $17,925
                                                         ======     =======     =======

NOTE M -- EXTRAORDINARY CHARGES

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       1993
                                                              ----------------------
        Premium on early debt retirement(1)...............           $ 31,353
        Coal retiree medical benefits(2)..................             14,300
        Income tax effect.................................             (8,700)
                                                                   ----------
                                                                     $ 36,953
                                                              ======================

- - - ---------------
(1) In November 1993 the Company paid a premium of $31.4 million to retire $165.5 million (94.5%) of the First Mortgage Notes.

(2) See Note C.

NOTE N -- SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION

     The following summarized financial information of the Company's major operating subsidiary, WPC, are being reported because WHX Corporation guarantees certain indebtedness of WPC.

                                                                           YEAR ENDED
                                                                            DECEMBER
                                                                              31,
                       INCOME DATA (DOLLARS IN THOUSANDS)                   1994(A)
                                                                           ----------
        Net sales........................................................  $1,193,878
        Cost of products sold............................................     980,044
        Depreciation.....................................................      61,094
        Selling, general and administrative expense......................      70,089
                                                                           ----------
        Operating income.................................................      82,651
        Interest expense.................................................     (22,581)
        Other income.....................................................      42,822
                                                                           ----------
        Income before tax and cumulative change in accounting
          principle......................................................     102,892
        Tax provision....................................................      21,173
                                                                           ----------
        Income before cumulative change in accounting principle..........      81,719
        Cumulative effect of change in accounting principle (net of
          tax)...........................................................      (9,984)
                                                                           ----------
        Net Income.......................................................  $   71,735
                                                                            =========

- - - ---------------
(a) Separate WPC financial information for 1992 and 1993 is not shown since it is substantially the same as the WHX consolidated financial statements presented herein.

                                                                                AT DECEMBER 31,
BALANCE SHEET DATA (DOLLARS IN THOUSANDS)                                           1994(A)
                                                                                ---------------
ASSETS
  Current assets..............................................................    $   393,245
  Non-current assets..........................................................        873,127
                                                                                  -----------
Total assets..................................................................    $ 1,266,372
                                                                                  ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities.........................................................    $   251,332
  Non-current liabilities.....................................................        769,256
  Stockholder's equity........................................................        245,784
                                                                                  -----------
Total liabilities and stockholder's equity....................................    $ 1,266,372
                                                                                  ===========

- - - ---------------
(a) Separate WPC financial information for 1992 and 1993 is not shown since it is substantially the same as the WHX consolidated financial statements presented herein.

NOTE O -- SALE OF RECEIVABLES

     On August 17, 1994, Wheeling-Pittsburgh Funding, Inc., a special purpose wholly-owned subsidiary ("Funding") of WPSC, entered into an agreement to sell, up to $75 million on a revolving basis, an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh Canfield Corporation. The agreement expires in August 1999. Accounts receivable at December 31, 1994 exclude $45 million, representing the accounts receivable sold under this Agreement. Fees paid by the Company under this agreement in 1994 of $1.3 million are based upon a fixed rate of 7.42% of the outstanding amount of receivables sold.

NOTE P -- RESTRUCTURING CHARGE

     The Company recorded a restructuring charge of $7.1 million in the fourth quarter of 1992 to reflect the elimination of 156 salaried positions through a separation incentive program. The job eliminations represented approximately 13% of the salaried workforce.

NOTE Q -- QUARTERLY INFORMATION (UNAUDITED)

     Financial results by quarter for the two years ended December 31, 1993 and 1994 are as follows:

                                                       EXTRAORDINARY                    EARNINGS (LOSS)
                                                        CHARGES AND                        PER SHARE
                                                     CUMULATIVE EFFECT       NET            BEFORE          EARNINGS
                              NET         GROSS        OF ACCOUNTING        INCOME       EXTRAORDINARY       (LOSS)
                             SALES       PROFIT           CHANGE            (LOSS)          CHARGES         PER SHARE
                            --------     -------     -----------------     --------     ---------------     ---------
                                                (DOLLARS, EXCEPT PER SHARE, IN THOUSANDS)
1993:
  1st Quarter.............  $235,714     $30,605          $    --          $ (2,802)        $  (.15)          $(.15)
  2nd Quarter.............   269,029      45,222               --             9,194             .35             .35
  3rd Quarter.............   269,335      46,992               --            10,540             .30             .30
  4th Quarter.............   272,717      47,162           36,953           (23,164)            .40            (.89)
1994:
  1st Quarter.............   253,803      35,714            9,984            26,486(a)         1.18             .83 (a)
  2nd Quarter.............   300,427      57,892               --            12,863             .36             .36
  3rd Quarter.............   309,817      59,883               --            18,717             .55             .55
  4th Quarter.............   329,831      61,112               --            18,315             .44             .44

- - - ---------------
(a) The 1994 first quarter includes $36.1 million income in settlement of antitrust litigation against Bessemer and Lake Erie Railroad.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company required by the item is incorporated by reference to the information appearing under the heading "Election of Directors" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders.

ITEM 11.  MANAGEMENT REMUNERATION

     Incorporated by reference to the information appearing under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information appearing under the heading "Security Ownership" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information appearing under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1995 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)3. EXHIBITS

          2.1    Confirmation Order of the United States Bankruptcy Court for the Western
                 District of Pennsylvania, dated December 18, 1990, containing the Amended
                 Joint Plan of Reorganization of Wheeling-Pittsburgh Steel Corporation,
                 dated October 18, 1990, as modified and approved -- Incorporated herein by reference to Exhibit 2.1 to WPC's Form 8-K filed December 28, 1990.
          2.2    Form of Plan and Agreement of Merger, dated as of July 26, 1994 among WPC,
                 WHX and WP Merger Co. -- Incorporated herein by reference to Exhibit 2.2 to Company's Form S-4 Registration Statement (No. 33-53591).
          3.1    Certificate of Incorporation of the Company -- Incorporated herein by reference to Exhibit 3.2 to the Company's Form S-4 Registration Statement
                 (No. 33-53591).
          3.2    By-laws of the Company -- Incorporated herein by reference to Exhibit 3.3 of the Company's S-4 Registration Statement (No. 33-53591).
          4.1    Form of Warrant Agreement between the Company and The First National Bank of Boston, as Warrant Agent -- Incorporated herein by reference to the
                 Company's Form 8-K filed December 28, 1990.
          4.2    Rights Agreement dated December 3, 1990, among the Corporation, RM Capital
                 Sub Corporation and the United States Trust Company of New
                 York -- Incorporated herein by reference to Exhibit 4.6 to the Company's
                 Form 10-K for the fiscal year ended December 31, 1990 (the "1990 10-K").
          4.3    Company Rights Agreement, as amended, dated January 3, 1991 among WPC, RM
                 Capital Partners, DR Capital Partners and General Holdings,
                 Ltd -- Incorporated herein by reference to Exhibit 4.7 to the 1990 10-K.
          4.4    Form of Indenture ("First Mortgage Note Indenture") dated as of November
                 15, 1991 among WPC, WPSC, as guarantor, and Chemical Bank, as Trustee
                 (including form of First Mortgage Note) -- Incorporated herein by reference to Exhibit 4.8 to the Company's Form S-2 Registration Statement
                 dated November 20, 1991.

          4.5    Form of First Supplemental Indenture to the First Mortgage Note Indenture
                 between, WPC, WPSC, WHX and Chemical Bank -- Incorporated herein by reference to Exhibit 4.3 to the Company's Form S-4 Registration Statement
                 (No. 33-53591).
          4.6    Form of Second Supplemental Indenture to the First Mortgage Note Indenture
                 between, WPC, WPSC, WHX and Chemical Bank -- Incorporated herein by reference to Exhibit 4.4 to the Company's Form S-4 Registration Statement
                 (No. 33-53591).
          4.7    Indenture ("Senior Note Indenture"), between WPC and Bank One, Columbus,
                 NA, as Trustee -- Incorporated herein by reference to Exhibit 4.1 to WPC's
                 Form S-3 Registration Statement (No. 33-50709).
          4.8    Form of First Supplemental Indenture to the Senior Note Indenture between,
                 WPC, WHX and Bank One, Columbus, NA -- Incorporated herein by reference to
                 Exhibit 4.5 to the Company's Form S-4 Registration Statement (No.
                 33-53591).
          4.9    Form of Pledge and Security Agreement dated as of November 15, 1991 among
                 WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A. as agent -- Incorporated herein by reference to Exhibit 4.9 to the Company's Form S-2 Registration Statement
                 dated November 20, 1991.
          4.10   Form of Collateral Agency and Intercreditor Agreement dated as of November
                 15, 1991 among WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A., as
                 agent -- Incorporated herein by reference to Exhibit 4.10 to the Company's
                 Form S-2 Registration Statement dated November 20, 1991.
          4.11   Form of Intellectual Property Security Agreement and Assignment dated as of November 15, 1991 among WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A., as agent -- Incorporated herein by reference to Exhibit 4.11 to the Company's
                 Form S-2 Registration Statement dated November 20, 1991.
          4.12   Form of Mortgage dated as of November 15, 1991, WPSC to Chemical Bank, as collateral agent, mortgage and grantee -- Incorporated herein by reference to Exhibit 4.12 to the Company's Form S-2 Registration Statement dated
                 November 20, 1991.
          4.13   Pooling and Servicing Agreement dated as of August 1, 1994, among
                 Wheeling-Pittsburgh Funding, Inc., WPSC and Bank One, Columbus,
                 NA -- Incorporated herein by reference to Exhibit 4.13 to the WPC's Form
                 S-1 Registration Statement dated February 24, 1995.
         10.1    Form of Key Employee Deferred Compensation Agreement -- Incorporated
                 herein by reference to Exhibit 10.1 to the 1990 10-K.
         10.2    Cooperation Agreement dated February 7, 1984 between the Company and
                 Nisshin Steel Co., Ltd. -- Incorporated herein by reference to Exhibit
                 10.24 to the Company's Form S-1 Registration Statement No. 2-89295 as
                 filed with the Securities and Exchange Commission on February 7, 1984.
         10.3    Amended and Restated Shareholders Agreement dated as of December 17, 1985 between Nisshin Steel Co., Ltd. and the Company -- Incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K Annual Report for
                 the year ended December 31, 1985.
         10.4    Agreement dated April 30, 1993 between Registrant and James L. Wareham --
                 Incorporated herein by reference to Exhibit 10.4 to the Company's Form
                 10-K for the fiscal year ended December 31, 1993.
         10.5    Form of Key Employee Severance Agreement -- Incorporated herein by reference to Exhibit 10.8 to the 1990 10-K.
         10.6    Second Amended and Restated Shareholders Agreement dated as of November
                 12, 1990 between the Company and Nisshin Steel Co. Ltd. -- Incorporated
                 herein by reference to Exhibit 10.9 to the 1990 10-K.
         10.7    Management Agreement dated as of January 3, 1991 between the Company and
                 WPN Corp. -- Incorporated herein by reference to Exhibit 10.11 to the 1990
                 10-K.

         10.8    Amendment No. 1 to Management Agreement dated as of January 1, 1993 between the Company and WPN Corp.-Incorporated herein by reference to
                 Exhibit 10.8 to the Company's Form S-2 Registration Statement filed
                 February 23, 1993 (the "February Form S-2").
        *10.9    Amendment No. 2 to Management Agreement dated as of April 11, 1994 between the Company and WPN Corp.
         10.10   1991 Incentive and Nonqualified Stock Option Plan of the
                 Company -- Incorporated herein by reference to Exhibit 10.13 to the
                 Company's Form S-2 Registration Statement (No. 33-43139).
         10.11   Amendment No. 2 to the Credit Agreement dated as of November 13, 1991 by and between WPSC, the Lenders named therein and Citibank, N.A. as Agent for the Lenders -- Incorporated herein by reference to Exhibit 10.17 to the Company's Form S-2 Registration Statement (No. 33-43139).
         10.12   Wheeling-ISPAT Partners general partnership agreement dated September 21,
                 1994 by and between WP Steel Venture Corporation and ISPAT Mexicana, S.A.
                 De C.V. -- Incorporated herein by reference to Exhibit 10.1 to the
                 Company's Form 10-Q for the quarter ended September 30, 1994.
         10.13   Amended and Restated Credit Agreement dated as of October 24, 1994 among
                 WPSC, the lenders party thereto, and Citibank, N.A., as
                 agent -- Incorporated herein by reference to Exhibit 10.2 to the Company's
                 Form 10-Q for the quarter ended September 30, 1994.
        *21.1    Subsidiaries of Registrant.

- - - ---------------
* -- filed herewith.

     (b) REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has signed this report by the undersigned, thereunto duly authorized in the City of New York, State of New York on February 28, 1995.

                                          WHX CORPORATION

                                          By: /s/ RONALD LABOW
                                            ------------------------------------
                                              Ronald LaBow
                                              Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               SIGNATURE                                 TITLE                       DATE
               ---------                                 -----                       ----

By:     /s/ JAMES L. WAREHAM                (Director and Principal            February 28, 1995
- - - ----------------------------------------    Executive Officer)
            James L. Wareham

By:   /s/ FREDERICK G. CHBOSKY              (Principal Financial Officer and   February 28, 1995
- - - ----------------------------------------    Principal Accounting Officer)
          Frederick G. Chbosky

By:      /s/ NEIL D. ARNOLD                 Director                           February 28, 1995
- - - ----------------------------------------
             Neil D. Arnold

By:      /s/ PAUL W. BUCHA                  Director                           February 28, 1995
- - - ----------------------------------------
             Paul W. Bucha

By:    /s/ ROBERT A. DAVIDOW                Director                           February 28, 1995
- - - ----------------------------------------
           Robert A. Davidow

By:    /s/ WILLIAM GOLDSMITH                Director                           February 28, 1995
- - - ----------------------------------------
           William Goldsmith

By:       /s/ RONALD LABOW                  Director                           February 28, 1995
- - - ----------------------------------------
              Ronald LaBow

By:     /s/ MARVIN L. OLSHAN                Director                           February 28, 1995
- - - ----------------------------------------
            Marvin L. Olshan

By:    /s/ RAYMOND S. TROUBH                Director                           February 28, 1995
- - - ----------------------------------------
           Raymond S. Troubh

                                EXHIBIT INDEX



          2.1    Confirmation Order of the United States Bankruptcy Court for the Western
                 District of Pennsylvania, dated December 18, 1990, containing the Amended
                 Joint Plan of Reorganization of Wheeling-Pittsburgh Steel Corporation,
                 dated October 18, 1990, as modified and approved -- Incorporated herein by reference to Exhibit 2.1 to WPC's Form 8-K filed December 28, 1990.
          2.2    Form of Plan and Agreement of Merger, dated as of July 26, 1994 among WPC,
                 WHX and WP Merger Co. -- Incorporated herein by reference to Exhibit 2.2 to Company's Form S-4 Registration Statement (No. 33-53591).
          3.1    Certificate of Incorporation of the Company -- Incorporated herein by reference to Exhibit 3.2 to the Company's Form S-4 Registration Statement
                 (No. 33-53591).
          3.2    By-laws of the Company -- Incorporated herein by reference to Exhibit 3.3 of the Company's S-4 Registration Statement (No. 33-53591).
          4.1    Form of Warrant Agreement between the Company and The First National Bank of Boston, as Warrant Agent -- Incorporated herein by reference to the
                 Company's Form 8-K filed December 28, 1990.
          4.2    Rights Agreement dated December 3, 1990, among the Corporation, RM Capital
                 Sub Corporation and the United States Trust Company of New
                 York -- Incorporated herein by reference to Exhibit 4.6 to the Company's
                 Form 10-K for the fiscal year ended December 31, 1990 (the "1990 10-K").
          4.3    Company Rights Agreement, as amended, dated January 3, 1991 among WPC, RM
                 Capital Partners, DR Capital Partners and General Holdings,
                 Ltd -- Incorporated herein by reference to Exhibit 4.7 to the 1990 10-K.
          4.4    Form of Indenture ("First Mortgage Note Indenture") dated as of November
                 15, 1991 among WPC, WPSC, as guarantor, and Chemical Bank, as Trustee
                 (including form of First Mortgage Note) -- Incorporated herein by reference to Exhibit 4.8 to the Company's Form S-2 Registration Statement
                 dated November 20, 1991.
          4.5    Form of First Supplemental Indenture to the First Mortgage Note Indenture
                 between, WPC, WPSC, WHX and Chemical Bank -- Incorporated herein by reference to Exhibit 4.3 to the Company's Form S-4 Registration Statement
                 (No. 33-53591).
          4.6    Form of Second Supplemental Indenture to the First Mortgage Note Indenture
                 between, WPC, WPSC, WHX and Chemical Bank -- Incorporated herein by reference to Exhibit 4.4 to the Company's Form S-4 Registration Statement
                 (No. 33-53591).
          4.7    Indenture ("Senior Note Indenture"), between WPC and Bank One, Columbus,
                 NA, as Trustee -- Incorporated herein by reference to Exhibit 4.1 to WPC's
                 Form S-3 Registration Statement (No. 33-50709).
          4.8    Form of First Supplemental Indenture to the Senior Note Indenture between,
                 WPC, WHX and Bank One, Columbus, NA -- Incorporated herein by reference to
                 Exhibit 4.5 to the Company's Form S-4 Registration Statement (No.
                 33-53591).
          4.9    Form of Pledge and Security Agreement dated as of November 15, 1991 among
                 WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A. as agent -- Incorporated herein by reference to Exhibit 4.9 to the Company's Form S-2 Registration Statement
                 dated November 20, 1991.
          4.10   Form of Collateral Agency and Intercreditor Agreement dated as of November
                 15, 1991 among WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A., as
                 agent -- Incorporated herein by reference to Exhibit 4.10 to the Company's
                 Form S-2 Registration Statement dated November 20, 1991.
          4.11   Form of Intellectual Property Security Agreement and Assignment dated as of November 15, 1991 among WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A., as agent -- Incorporated herein by reference to Exhibit 4.11 to the Company's
                 Form S-2 Registration Statement dated November 20, 1991.
          4.12   Form of Mortgage dated as of November 15, 1991, WPSC to Chemical Bank, as collateral agent, mortgage and grantee -- Incorporated herein by reference to Exhibit 4.12 to the Company's Form S-2 Registration Statement dated
                 November 20, 1991.

          4.13   Pooling and Servicing Agreement dated as of August 1, 1994, among
                 Wheeling-Pittsburgh Funding, Inc., WPSC and Bank One, Columbus,
                 NA -- Incorporated herein by reference to Exhibit 4.13 to the WPC's Form
                 S-1 Registration Statement dated February 24, 1995.
         10.1    Form of Key Employee Deferred Compensation Agreement -- Incorporated
                 herein by reference to Exhibit 10.1 to the 1990 10-K.
         10.2    Cooperation Agreement dated February 7, 1984 between the Company and
                 Nisshin Steel Co., Ltd. -- Incorporated herein by reference to Exhibit
                 10.24 to the Company's Form S-1 Registration Statement No. 2-89295 as
                 filed with the Securities and Exchange Commission on February 7, 1984.
         10.3    Amended and Restated Shareholders Agreement dated as of December 17, 1985 between Nisshin Steel Co., Ltd. and the Company -- Incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K Annual Report for
                 the year ended December 31, 1985.
         10.4    Agreement dated April 30, 1993 between Registrant and James L. Wareham --
                 Incorporated herein by reference to Exhibit 10.4 to the Company's Form
                 10-K for the fiscal year ended December 31, 1993.
         10.5    Form of Key Employee Severance Agreement -- Incorporated herein by reference to Exhibit 10.8 to the 1990 10-K.
         10.6    Second Amended and Restated Shareholders Agreement dated as of November
                 12, 1990 between the Company and Nisshin Steel Co. Ltd. -- Incorporated
                 herein by reference to Exhibit 10.9 to the 1990 10-K.
         10.7    Management Agreement dated as of January 3, 1991 between the Company and
                 WPN Corp. -- Incorporated herein by reference to Exhibit 10.11 to the 1990
                 10-K.
         10.8    Amendment No. 1 to Management Agreement dated as of January 1, 1993 between the Company and WPN Corp.-Incorporated herein by reference to
                 Exhibit 10.8 to the Company's Form S-2 Registration Statement filed
                 February 23, 1993 (the "February Form S-2").
        *10.9    Amendment No. 2 to Management Agreement dated as of April 11, 1994 between the Company and WPN Corp.
         10.10   1991 Incentive and Nonqualified Stock Option Plan of the
                 Company -- Incorporated herein by reference to Exhibit 10.13 to the
                 Company's Form S-2 Registration Statement (No. 33-43139).
         10.11   Amendment No. 2 to the Credit Agreement dated as of November 13, 1991 by and between WPSC, the Lenders named therein and Citibank, N.A. as Agent for the Lenders -- Incorporated herein by reference to Exhibit 10.17 to the Company's Form S-2 Registration Statement (No. 33-43139).
         10.12   Wheeling-ISPAT Partners general partnership agreement dated September 21,
                 1994 by and between WP Steel Venture Corporation and ISPAT Mexicana, S.A.
                 De C.V. -- Incorporated herein by reference to Exhibit 10.1 to the
                 Company's Form 10-Q for the quarter ended September 30, 1994.
         10.13   Amended and Restated Credit Agreement dated as of October 24, 1994 among
                 WPSC, the lenders party thereto, and Citibank, N.A., as
                 agent -- Incorporated herein by reference to Exhibit 10.2 to the Company's
                 Form 10-Q for the quarter ended September 30, 1994.
        *21.1    Subsidiaries of Registrant.
         27      Financial Data Schedule

- - - ---------------
* -- filed herewith.