Form 10-K405/A
period 1994-12-31
WHX CORP
filed 1995-04-19
CIK 106618

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 212-355-5200 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                          TITLE OF EACH CLASS                                 WHICH REGISTERED
    ----------------------------------------------------------------      ------------------------
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

Yes /X/   No / /

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

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

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

     Value-added steel products. The Company seeks to further expand into the manufacture of processed steel products, such as coated and fabricated steel, while reducing its reliance upon basic products, such as hot rolled sheet. The Company believes such products provide higher margins than are found on basic steel products and are less sensitive to the steel industry cycle. The Company's Wheeling-Nisshin Inc. joint venture ("Wheeling-Nisshin"), for example, which commenced operations in 1988 and doubled its capacity in 1993, currently produces over 600,000 tons annually of value-added products such as galvanized, galvannealed and aluminized products and used approximately 415,000 tons of the Company's cold rolled sheet in 1994.

     Recently, the Company negotiated several transactions that furthered its strategy of expansion into higher value-added products. In March 1995, the Company acquired Unimast Incorporated ("Unimast"), a leading manufacturer of steel framing and related accessories for residential and commercial building construction with shipments of approximately 154,000 tons of steel products in 1994, for consideration of $27.5 million, including a loan to Unimast to repay certain existing Unimast indebtedness, Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories. Unimast also uses non-prime galvanized substrate for a material portion of its requirements. As such, the Company will have an outlet to apply for further processing some portion of its non-prime product. In December 1994, the Company acquired the Bowman Metal Deck Division of Armco ("Bowman"), which is expected to use approximately 40,000 tons of the Company's cold rolled and hot dipped galvanized production annually for conversion into specialized construction products for consideration of $4.5 million, plus payment for the inventory, and the assumption of certain liabilities. In June 1994, the Company agreed to enter into a joint venture with Dong Yang Tinplate Ltd. ("Dong Yang"), a leading South Korea-based tin plate producer, and Nittetsu Shoji America, a U.S.-based tin plate importer, to construct and operate a state-of-the-art tin coating line facility in Belmont County, Ohio with an expected annual capacity of 250,000 tons. The Company will own 50% of the common stock of the tin mill joint venture, Ohio Coatings Co., and will supply up to 100% of the steel substrate used by the facility. The Company's commitment to the joint venture consists of $22.5 million of cash and/or loan guarantees. The facility is expected to be completed in 1997, at which time the Company will phase out its existing tin mill production facilities which currently produce approximately 130,000 tons annually. This will enable the Company to convert more hot rolled sheet into tin-mill substrate as well as expand its line of tin-mill product offerings.

     The Company's Wheeling Corrugating operations, its shipments to Wheeling-Nisshin and the Company's tin plating, coating and cold rolling operations accounted for 1.6 million tons, or approximately 69% of the Company's shipments, in 1994. The Company believes that as a result of the proportion of the Company's output that is further processed beyond the hot rolled stage, as well as the rationalization of its fixed costs discussed below, the Company has, since its reorganization pursuant to Chapter 11 of the Bankruptcy Code in 1990, reported higher annual operating profits on a per ton basis than most of its integrated steel competitors. In 1994, the Company generated an operating profit of $34 per ton of steel product shipped.

     Rationalization of fixed costs. The Company's strategy also focuses on the minimization of fixed costs and maximization of capacity utilization throughout the steel industry cycle. Since 1985, the Company's overall steelmaking capacity has been reduced by 45%, or 2.0 million tons. As a result, the Company's steelmaking operations are better balanced with its finishing operations, resulting in capacity that is more efficiently employed. By having capacity at its 80-inch hot strip mill in excess of its steelmaking capacity, the Company seeks to take advantage of periods of strong steel demand by purchasing semi-finished steel from third parties, while better absorbing its fixed costs in periods of low demand by maintaining full utilization of its steel melting facilities. The cost efficiencies afforded by this operating configuration enhance the Company's ability to produce a low cost product. In furtherance of this strategy, in September 1994 the Company entered into a joint venture with ISPAT Mexicana, S.A. De C.V. ("ISPAT"), whereby ISPAT will sell to the joint venture slabs it produces in Mexico and Canada, for conversion at the Company's facilities in Steubenville, Ohio. The joint venture will convert the slabs into hot rolled products which will be marketed by the Company to third-party trade customers. The joint venture is equally owned by the Company and ISPAT and each has committed initial contributions of $500,000. The joint venture provides the Company greater flexibility in supplying slabs to the Company's 80-inch hot strip mill in times of high steel demand as well as during blast furnace outages.

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

                       PERCENT OF TOTAL NET TONS SHIPPED

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
               MAJOR CUSTOMER CATEGORY:                 1990     1991     1992     1993     1994
- ------------------------------------------------------  ----     ----     ----     ----     ----
Steel Service Centers.................................    35%      28%      36%      33%      32%
Converters/Processors.................................    18       21       20       26       28
Construction..........................................    20       17       18       17       18
Containers............................................    10        9        9        7        6
Automotive............................................     8        7        7        6        6
Agriculture...........................................     4        5        5        5        5
Appliances............................................     2        3        3        3        3
Exports(a)............................................    --        8       --        1       --
Other.................................................     3        2        2        2        2
                                                        ----     ----     ----     ----     ----
          Total.......................................   100%     100%     100%     100%     100%
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

     The Company's shipments historically have been concentrated within five major market segments. The ability to offer competitively priced fabricated products allows the Company to service a diverse customer base and maintain relatively stable shipments (at virtually 100% of practical melting capacity since 1987) even in periods of low steel demand. The Company's overall participation in the construction and the converters/processors markets substantially exceeds the industry average of approximately 20% for flat rolled and tin mill products and its reliance on automotive shipments as a percentage of total shipments is substantially less than the industry average of approximately 24% for flat rolled and tin mill products. Set forth below is a description of the Company's business with its five major customer categories.

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

BACKLOG

     Order backlog was 420,900 net tons at December 31, 1994, compared to 422,400 tons at December 31, 1993. All orders related to the backlog at December 31, 1994 are expected to be shipped during the first half of 1995, subject to delays at the customers' request. All of the December 31, 1993 backlog (except for insignificant cancellations) was filled during 1994. The order backlog represents orders received but not yet completed or shipped. In times of strong demand, a higher order backlog may allow the Company to increase production runs, thereby enhancing production efficiencies.

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

ITEM 2.  PROPERTIES

     The Company has one raw steel producing plant and various other finishing and fabricating facilities. The Steubenville plant is an integrated steel producing facility located at Steubenville and Mingo Junction, Ohio and Follansbee, West Virginia. It is the Company's only raw steel producing facility. Facilities include a sinter plant, coke oven batteries that produce all coke requirements, three operating blast furnaces, two basic oxygen furnaces, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.4 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. The Ohio and West Virginia locations, which are separated by the Ohio River, are connected by a railroad bridge owned by the Company. A pipeline is maintained for the transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville plant. The Steubenville plant primarily produces hot rolled products, which are either sold to third parties or shipped to other affiliated facilities for further processing. WPRC has broadcasting studios, radio antenna and tower facilities in Fresno, California and Honolulu, Hawaii.

     The following table lists the other principal plants of the Company and the annual capacity of and the major products produced at each facility:

                             OTHER MAJOR FACILITIES

     LOCATION, OPERATIONS AND CAPACITY (TONS/YEAR)                  MAJOR PRODUCTS
- --------------------------------------------------------  -----------------------------------
Allenport, Pennsylvania: Continuous pickler, tandem
  mill,
  temper mills and annealing (950,000)..................  Cold rolled sheets
Beech Bottom, West Virginia: Paint line and various roll
  forming equipment (120,000)...........................  Painted steel in coil form, structural forms and decking
Canfield, Ohio: Electrogalvanizing line, paint line,
  ribbon
  and oscillating rewind slitters (65,000)..............  Electrolytic galvanized sheet and strip
Martins Ferry, Ohio: Temper mill, zinc coating lines and
  roll forming equipment (750,000)......................  Hot dipped galvanized sheets and coils and formed steel products
Wheeling, West Virginia: Shotblaster, nailers and heat
  treating (5,000)......................................  Cut nails
Yorkville, Ohio: Continuous pickler, tandem mill, temper
  mill, annealing and tin plating lines (660,000).......  Tinplate, black plate and cold rolled sheets

     All of the Company's major facilities operated at substantially full utilization levels during 1994.

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

     The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at the following sites: MIDC Municipal Landfill, Elizabeth, Pennsylvania; United Scrap Lead, Troy, Ohio; Buckeye Reclamation Landfill, St. Clairsville, Ohio; Tex Tin Site, Texas City, Texas; Four County Landfill, Rochester County, Indiana; Aqua Tech Site, Greer, South Carolina; and Beazer East Site, Follansbee, West Virginia. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1 million and $4 million. At four other sites the costs are estimated to aggregate between $25,000 and $250,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. Based upon available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

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

     By letter dated March 15, 1994 the Ohio Attorney General advised the Company of its intention to file suit on behalf of the Ohio EPA for alleged hazardous waste violations at the Company's Steubenville, Mingo Junction, Martins Ferry and Yorkville facilities. In subsequent correspondence the State demanded a civil penalty of approximately $289,000 in addition to injunctive relief. The injunctive relief consists of remedial activities at each facility aggregating less than $125,000, the initiation of a waste minimization program at the affected facilities and a Company wide compliance assessment. The Company is in the process of conducting settlement negotiations which would include the payment of penalties below the amount requested.

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

ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR STATISTICAL (THOUSANDS OF DOLLARS)

                                            1990           1991           1992           1993           1994
                                         ----------     ----------     ----------     ----------     ----------
PROFIT AND LOSS:
Net sales............................    $1,102,527     $  957,307     $  929,786     $1,046,795     $1,193,878
Cost of products sold (excluding
  depreciation and profit sharing)...       909,727        834,036        815,801        876,814        979,277
Depreciation.........................        48,933         44,982         54,931         57,069         61,514
Profit sharing.......................            --             --             --          4,819          9,257
Selling, administrative and general
  expense............................        62,094         65,217         67,105         58,564         64,540
Restructuring charges................            --             --          7,098             --             --
                                         ----------     ----------     ----------     ----------     ----------
Operating income (loss)..............        81,773         13,072        (15,149)        49,529         79,290
Interest expense on debt.............            --         24,679         21,659         21,373         22,581
Other income.........................         8,409          8,682          3,181         11,965         17,925
B & LE Settlement....................            --             --             --             --         36,091
                                         ----------     ----------     ----------     ----------     ----------
Income (loss) before reorganization
  items, taxes, extraordinary items
  and cumulative effect of accounting
  changes............................        90,182         (2,925)       (33,627)        40,121        110,725
Reorganization items gain (loss).....      (289,547)            --             --             --             --
Tax provision (benefit) and charge in
  lieu of income tax.................        10,205         (7,642)            --          9,400         24,360
                                         ----------     ----------     ----------     ----------     ----------
Income (loss) before extraordinary
  items..............................      (209,570)         4,717        (33,627)        30,721         86,365
Extraordinary items..................       158,563             --             --        (36,953)        (9,984)
                                         ----------     ----------     ----------     ----------     ----------
Net income (loss)....................       (51,007)         4,717        (33,627)        (6,232)        76,381
Preferred stock dividends............            --             --             --          4,713         13,175
                                         ----------     ----------     ----------     ----------     ----------
Net income (loss) applicable to
  common stock.......................    $  (51,007)    $    4,717     $  (33,627)    $  (10,945)    $   63,206
                                         ==========     ==========     ==========     ==========     ==========
  Net income (loss) per share (1)
  Operations.........................            --     $      .27     $    (1.85)    $     1.02     $     2.54
  Extraordinary......................            --             --             --          (1.45)          (.35)
                                         ----------     ----------     ----------     ----------     ----------
  Net................................            --     $      .27     $    (1.85)    $     (.43)    $     2.19
                                         ==========     ==========     ==========     ==========     ==========
Average number of common shares
  outstanding........................            --         17,184         18,194         25,452         28,833
FINANCIAL POSITION:
Cash, cash equivalent and short term
  investments........................    $   64,742     $   44,797     $    8,658     $  279,856     $  401,606
Working capital......................       230,687        148,512        104,728        398,051        524,051
Property, plant and equipment -- net.       690,886        742,824        752,518        748,673        768,284
Plant additions and improvements.....       107,320         97,420         67,318         73,652         82,020
Total assets.........................     1,268,420      1,173,718      1,116,732      1,491,600      1,729,908
Long term debt.......................       301,974        225,017        213,826        346,823        289,500
Stockholders' equity.................       250,000        263,500        230,696        432,283        692,254

NUMBER OF STOCKHOLDERS:
Common...............................         5,171          8,769          8,893          8,648          8,729
Series A Convertible Preferred.......            --             --             --             30             27
Series B Convertible Preferred.......            --             --             --             --             22

EMPLOYMENT
Employment costs.....................    $  365,919     $  330,223     $  329,388     $  322,985     $  328,584
Average number of employees..........         6,297          5,811          5,684          5,381          5,403

PRODUCTION AND SHIPMENTS:
Raw steel production -- tons.........     2,487,000      2,222,000      2,351,000      2,258,000      2,270,000
Shipments of steel products -- tons..     2,205,000      2,093,000      2,068,000      2,251,000      2,397,000

- ---------------
(1) Per share amounts for years prior to 1991 are not meaningful due to the substantial change in number of shares issued pursuant to the Plan.

Notes to Five-Year Statistical Summary

     A Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code was filed by the Company's predecessor and the Official Committee of Unsecured Creditors on July 11, 1990 (the "Plan"). The Plan was confirmed on December 18, 1990 and substantially consummated on January 3, 1991.

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

     Non-current accrued environmental liabilities decreased 8.75% to $7.3 million in 1994, compared to $8.0 million in 1993, due primarily to the payment of outstanding environmental claims.

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

     Non-current accrued environmental liabilities were $8.0 million in each of 1993 and 1992.

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

PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania
February 6, 1995, except for Note B
which is as of February 24, 1995

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME (IN THOUSANDS EXCEPT PER SHARE)

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1992          1993           1994
                                                          --------     ----------     ----------
REVENUES:
Net sales...............................................  $929,786     $1,046,795     $1,193,878
COST AND EXPENSES:
Cost of products sold...................................   815,801        876,814        979,277
Depreciation............................................    54,931         57,069         61,514
Profit sharing..........................................        --          4,819          9,257
Selling, administrative and general expense.............    67,105         58,564         64,540
Restructuring charges...................................     7,098             --             --
                                                          --------     ----------     ----------
                                                           944,935        997,266      1,114,588
                                                          --------     ----------     ----------
Operating Income (loss).................................   (15,149)        49,529         79,290
Interest expense on debt................................    21,659         21,373         22,581
Other income............................................     3,181         11,965         17,925
B & LE settlement.......................................        --             --         36,091
                                                          --------     ----------     ----------
Income (loss) before taxes, change in accounting method
  and extraordinary items...............................   (33,627)        40,121        110,725
Tax provision...........................................        --          9,400         24,360
                                                          --------     ----------     ----------
Income (loss) before change in accounting method and
  extraordinary items...................................   (33,627)        30,721         86,365
Extraordinary charges -- net of tax.....................        --        (36,953)            --
Cumulative effect on prior years of accounting
  change -- net of tax..................................        --             --         (9,984)
                                                          --------     ----------     ----------
Net income (loss).......................................   (33,627)        (6,232)        76,381
Dividend requirement for preferred stock................        --          4,713         13,175
                                                          --------     ----------     ----------
Net income (loss) applicable to common stock............  $(33,627)    $  (10,945)    $   63,206
                                                          ========      =========      =========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK
Primary:
Operations..............................................  $  (1.85)    $     1.02     $     2.54
Extraordinary charges -- net of tax.....................        --          (1.45)            --
Cumulative effect of change in accounting principle-net
  of tax................................................        --             --           (.35)
                                                          --------     ----------     ----------
  Net...................................................  $  (1.85)    $     (.43)    $     2.19
                                                          ========      =========      =========
Fully Diluted:
Operations..............................................  $  (1.85)    $      .97     $     2.14
Extraordinary charges -- net of tax.....................        --          (1.38)            --
Cumulative effect of change in accounting principle-net
  of tax................................................        --             --           (.25)
                                                          --------     ----------     ----------
  Net...................................................  $  (1.85)    $     (.41)    $     1.89
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
                                                                      ==========     ==========

- ---------------
* Reclassified for comparative purposes

See Notes to Consolidated Financial Statements
WHX Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1992         1993          1994
                                                           --------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)........................................  $(33,627)    $  (6,232)    $  76,381
Items not affecting cash from operating activities:
  Depreciation and amortization..........................    54,931        57,069        61,514
  Other postretirement benefits..........................    15,206        13,392        13,651
  Coal retirees' medical benefits (net of tax)...........        --        13,600            --
  Premium on early debt retirement (net of tax)..........        --        23,353            --
  Cumulative effect of accounting change -- net..........        --            --         9,984
  Pre-reorganization tax benefits........................        --            --        17,596
Decrease (increase) in working capital elements:
  Trade receivables......................................     7,570       (45,784)      (29,674)
  Inventories............................................    17,644           539       (21,599)
  Short term investments-trading.........................        --      (273,860)      (98,280)
  Other current assets...................................    (2,842)         (484)       (3,411)
  Current liabilities....................................   (32,818)       47,708         4,181
Other items -- net.......................................       241        (4,265)      (13,052)
                                                           --------     ---------     ---------
Net cash flow from operating activities..................    26,305      (174,964)       17,291
                                                           --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant additions and improvements.......................   (67,318)      (73,652)      (82,020)
  Short term investments -- available for sale...........        --            --       (16,041)
  WP Radio Corp. investment..............................        --            --       (15,483)
  Other investments......................................        --       (15,339)      (12,500)
                                                           --------     ---------     ---------
Net cash used in investing activities....................   (67,318)      (88,991)     (126,044)
                                                           --------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt proceeds................................        --       315,819            --
  Preferred stock issuances..............................        --       144,950       169,750
  Common stock issuances.................................        --        65,127            --
  Long-term debt retirement..............................    (8,589)     (173,186)      (56,526)
  Proceeds from receivables securitization...............        --            --        45,000
  Letter of credit collateralization.....................        --            --       (28,279)
  Revolving Credit Facility proceeds (payments)..........    16,819       (53,240)           --
  Premium on early debt retirement.......................        --       (31,353)           --
  Preferred stock dividends..............................        --        (4,712)      (13,175)
  Redemption of common stock/purchased put rights........    (3,356)       (2,112)         (589)
                                                           --------     ---------     ---------
Net cash provided from financing activities..............     4,874       261,293       116,181
                                                           --------     ---------     ---------
Increase (decrease) in cash and cash equivalents.........   (36,139)       (2,662)        7,428
Cash and cash equivalents at beginning of year...........    44,797         8,658         5,996
                                                           --------     ---------     ---------
Cash and cash equivalents at end of year.................  $  8,658     $   5,996     $  13,424
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

ENVIRONMENTAL MATTERS

     The Company provides for remediation costs and penalties associated with environmental non-compliance when the responsibility of costs is probable and the amount is estimatible. Generally, remediation accruals are recorded when a feasibility study or plan of action has been determined.

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

UNIMAST ACQUISITION

     On February 10, 1995, the Company entered into a merger agreement among Unimast Incorporated, Rockfeller Group Capital Corporation and WHX Acquisition Corporation, a wholly-owned subsidiary of the Company. The purchase price to the Company was $27.5 million, including a loan to Unimast to repay certain indebtedness, plus the assumption of $16.0 million face amount of indebtedness.

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

     In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At December 31, 1994 letters of credit totaling $26.5 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit. The collateral is recorded as Non-current Other Assets.

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

9 3/8% SENIOR NOTES DUE 2003:

     On November 23, 1993 WPC issued $325 million of its Senior Notes. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1994 and mature on November 15, 2003. During 1994, the Company purchased $54.3 million of its outstanding Senior Notes at an average price of 94% of the related outstanding principal amount.

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

     Changes in capital accounts are as follows:

                                                                           CONVERTIBLE
                                                     COMMON STOCK           PREFERRED         ACCUMULATED     CAPITAL IN
                                                   -----------------     ----------------      EARNINGS       EXCESS OF
                                                   SHARES     AMOUNT     SHARES    AMOUNT      (DEFICIT)      PAR VALUE
                                                   ------     ------     -----     ------     -----------     ----------
                                                   (DOLLARS AND SHARES IN THOUSANDS)
Balance January 1, 1992........................    18,154      $182         --      $ --       $   4,717       $258,601
EIP shares sold in public market...............        48        --         --        --              --            759
EIP shares purchased and retired...............        --        --         --        --              --              1
General unsecured Put options exercised and
  retired......................................        --        --         --        --              --             --
Warrants exercised.............................         2        --         --        --              --             12
General unsecured Put options lapsed...........         4        --         --        --              --             51
Net Loss.......................................        --        --         --        --         (33,627)            --
                                                   ------     ------     -----     ------     -----------     ----------
Balance December 31, 1992......................    18,208       182         --        --         (28,910)       259,424
EIP shares sold in public market...............       164         1         --        --              --          1,687
EIP shares purchased and retired...............        --        --         --        --              --             --
Stock options exercised........................       113         1         --        --              --            740
Warrants exercised.............................         6        --         --        --              --             34
Common stock sold..............................     8,050        81         --        --              --         65,037
Preferred stock sold...........................        --        --      3,000       300              --        144,650
Preferred dividends............................        --        --         --        --          (4,712)            --
Net Loss.......................................        --        --         --        --          (6,232)            --
                                                   ------     ------     -----     ------     -----------     ----------
Balance December 31, 1993......................    26,541       265      3,000       300         (39,854)       471,572
EIP shares sold in public market...............        97         2         --        --              --          2,414
EIP shares purchased and retired...............        --        --         --        --              --             --
Stock options exercised........................       144         1         --        --              --          1,076
Warrants exercised.............................       414         4         --        --              --          2,627
401K matching contribution.....................        33        --         --        --              --            574
Common stock sold..............................        --        --         --        --              --             --
Preferred stock sold...........................        --        --      3,500       350              --        169,043
Pre reorganization tax benefits................        --        --         --        --              --         17,596
Preferred dividends............................        --        --         --        --         (13,175)            --
Net Income.....................................        --        --         --        --          76,381             --
                                                   ------     ------     -----     ------     -----------     ----------
Balance December 31, 1994......................    27,229      $272      6,500      $650       $  23,352       $664,902
                                                   ======     =======    =====     =======    ===========     =========

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

DIRECTORS OPTION PLAN

     The 1993 Directors D&O Plan (the "1993 D&O Plan") is authorized to issue shares of Common Stock pursuant to the exercise of options with respect to a maximum of 400,000 shares of Common Stock. The options vest over three years from the date of grant.

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

ENVIRONMENTAL MATTERS

     The Company, as well as other steel companies, are subject to demanding environmental standards imposed by Federal, state and local environmental laws and regulations. For 1992, 1993, and 1994 aggregate capital expenditures for environmental control projects totaled approximately $9.9 million, $8.0 million and $8.7 million, respectively. In 1992, 1993 and 1994 the Company paid $2.0 million, $0.1 million and $0.6 million, respectively, in civil penalties from the previously established cash escrow accounts to the U.S. EPA for violations of the Clean Water Act. The Company is currently funding its share of remediation costs of certain hazardous wastes sites. The Company believes that these remediation costs are not significant and will not be significant in the foreseeable future. Non-current accrued environmental liabilities totaled $8.0 million and $7.3 million at December 31, 1993 and December 31, 1994, respectively. Based upon the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance costs, including the incurrence of any additional fines and penalties relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company.

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
                                                         ======     =======     =======

NOTE M -- EXTRAORDINARY CHARGES

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       1993
                                                              ----------------------
        Premium on early debt retirement(1)...............           $ 31,353
        Coal retiree medical benefits(2)..................             14,300
        Income tax effect.................................             (8,700)
                                                                   ----------
                                                                     $ 36,953
                                                                   ==========

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

                                                                           YEAR ENDED
                                                                            DECEMBER
                                                                              31,
                                                                            1994(A)
                       INCOME DATA (DOLLARS IN THOUSANDS)                  ----------
        Net sales........................................................  $1,193,878
        Cost of products sold............................................     980,044
        Depreciation.....................................................      61,094
        Selling, general and administrative expense......................      70,089
                                                                           ----------
        Operating income.................................................      82,651
        Interest expense.................................................     (22,581)
        Other income.....................................................      42,822
                                                                           ----------
        Income before tax and cumulative change in accounting
          principle......................................................     102,892
        Tax provision....................................................      21,173
                                                                           ----------
        Income before cumulative change in accounting principle..........      81,719
        Cumulative effect of change in accounting principle (net of
          tax)...........................................................      (9,984)
                                                                           ----------
        Net Income.......................................................  $   71,735
                                                                            =========

- ---------------
(a) Separate WPC financial information for 1992 and 1993 is not shown since it is substantially the same as the WHX consolidated financial statements presented herein.

                                                                                AT DECEMBER 31,
                  BALANCE SHEET DATA (DOLLARS IN THOUSANDS)                         1994(A)
                                                                                ---------------
ASSETS
  Current assets..............................................................    $   393,245
  Non-current assets..........................................................        873,127
                                                                                ---------------
Total assets..................................................................    $ 1,266,372
                                                                                 ============
LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities.........................................................    $   251,332
  Non-current liabilities.....................................................        769,256
  Stockholder's equity........................................................        245,784
                                                                                ---------------
Total liabilities and stockholder's equity....................................    $ 1,266,372
                                                                                 ============

- ---------------
(a) Separate WPC financial information for 1992 and 1993 is not shown since it is substantially the same as the WHX consolidated financial statements presented herein.

NOTE O -- SALE OF RECEIVABLES

     On August 17, 1994, Wheeling-Pittsburgh Funding, Inc., a special purpose wholly-owned subsidiary ("Funding") of WPSC, entered into an agreement to sell, up to $75 million on a revolving basis, an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh Canfield Corporation. The agreement expires in August 1999. Accounts receivable at December 31, 1994 exclude $45 million, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this agreement in 1994 of $1.3 million are based upon a fixed rate of 7.42% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following sets forth certain information with respect to the Directors of the Company:

                                            PRINCIPAL OCCUPATION                     FIRST YEAR
                                           FOR THE PAST FIVE YEARS                     BECAME
               NAME                   AND CURRENT PUBLIC DIRECTORSHIPS      AGE     A DIRECTOR(1)
- -----------------------------------  -----------------------------------    ---     -------------
Neil D. Arnold.....................  DIRECTOR.  Senior Vice President       46           1992
                                     and Chief Financial Officer of
                                     Varity Corporation, a manufacturer
                                     of farm machinery, automotive
                                     components and diesel engines,
                                     since August 1990; prior thereto
                                     for in excess of six years, a Vice
                                     President or Senior Vice President
                                     of such corporation.
Paul W. Bucha......................  DIRECTOR.  President, Paul W. Bucha    51           1993
                                     and Company, Inc., an international
                                     marketing consulting firm, since
                                     1979; President and Managing
                                     Partner, Port Liberte Partners,
                                     1984-January 1993. Port Liberte
                                     Partners filed a petition for
                                     bankruptcy under Chapter 11 of the
                                     Bankruptcy Code in January 1991. A
                                     plan of reorganization has been
                                     confirmed by the bankruptcy court
                                     and Port Liberte Partners emerged
                                     from bankruptcy in December 1992.
                                     Recipient, Congressional Medal of
                                     Honor.
Robert A. Davidow..................  DIRECTOR.  Private investor since      52           1992
                                     January 1990. Mr. Davidow is also a
                                     Director of Arden Group, Inc.
William Goldsmith..................  DIRECTOR.  Management and Marketing    76           1987
                                     Consultant since 1984; Chairman of
                                     the Board, TMP, Inc., from January
                                     1991 to 1993; Chairman and Chief
                                     Executive Officer of Overspin Golf,
                                     since January 1994; Chairman of the
                                     Board and Chief Executive Officer
                                     of Fiber Fuel International, Inc.,
                                     from 1994 to present. Life Trustee
                                     to Carnegie Mellon University since
                                     1980.
Ronald LaBow.......................  CHAIRMAN OF THE BOARD.  President,     60           1991
                                     Stonehill Investment Corp.
                                     ("Stonehill"), since February 1990.
                                     Formerly with Neuberger & Berman, a
                                     New York based investment advisory
                                     and management firm, from 1978 to
                                     1990. Mr. LaBow is also a director
                                     of Regency Equities Corp.
Marvin L. Olshan...................  DIRECTOR AND, SINCE 1991, SECRETARY    67           1991
                                     OF THE COMPANY.  Partner, Olshan
                                     Grundman Frome & Rosenzweig, 1956
                                     to present; Chairman, President and
                                     Director, Regency Equities Corp.,
                                     1984 to December 1990.

                                            PRINCIPAL OCCUPATION                     FIRST YEAR
                                           FOR THE PAST FIVE YEARS                     BECAME
               NAME                   AND CURRENT PUBLIC DIRECTORSHIPS      AGE     A DIRECTOR(1)
- -----------------------------------  -----------------------------------    ---     -------------
Raymond S. Troubh..................  DIRECTOR.  Financial consultant for    68           1992
                                     in excess of the past five years;
                                     Mr. Troubh is also a director of
                                     ADT Limited, America West Airlines,
                                     Inc., American Maize-Products
                                     Company, Applied Power Inc., ARIAD
                                     Pharmaceuticals, Inc., Becton,
                                     Dickinson and Company, Benson
                                     Eyecare Corporation, Foundation
                                     Health Corporation, General
                                     American Investors Company,
                                     Manville Corporation, The Olsten
                                     Corporation, Petrie Stores
                                     Corporation, Riverwood
                                     International Corporation and Time
                                     Warner Inc. and Triarc Companies,
                                     Inc.
James L. Wareham...................  DIRECTOR AND, SINCE 1992, PRESIDENT    55           1989
                                     OF THE COMPANY.  Chairman of the
                                     Board and Chief Executive Officer
                                     of WPSC since September 1992, and
                                     Director, President and Chief
                                     Operating Officer of WPSC since May
                                     1989. Mr. Wareham is also a
                                     director of Bliss-Salem, Inc. and
                                     Wesbanco Corporation.

- ---------------
(1) Prior to the Corporate Reorganizations in July 1994, all WHX directors were directors of WPC.

     Directors of the Company who are not officers of the Company or WPSC are entitled to receive compensation for serving as directors in the amount of $40,000 per annum and $1,000 per Board Meeting, $800 per Committee Meeting attended in person and $500 per telephonic meeting other than the Executive and Stock Option Committees, and $1,000 per day of consultation and other services provided other than at meetings of the Board or Committees thereof, at the request of the Chairman of the Board. Committee Chairmen also receive an additional annual fee of $1,800. Directors also receive options to purchase 8,000 shares of Common Stock per annum on the date of each annual meeting of Stockholders up to a maximum of 40,000 shares of Common Stock pursuant to the Company's 1993 Directors and Non-employee Officers Stock Option Plan.

     Pursuant to a management agreement effective as of January 3, 1991, as amended (the "Management Agreement"), approved by a majority of the disinterested directors of the Company, WPN, of which Ronald LaBow, the Chairman of the Board of the Company is the sole stockholder and an officer and director, provides financial, management advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. In 1994, WPN received a monthly fee of $250,000 through April 1, 1994, at which time the Management Agreement was amended to provide for a monthly fee of $458,333.33, with total payments in 1994 of $4,875,000. The Company believes that the cost of obtaining the type and quality of services rendered by WPN under the Management Agreement is no less favorable than that at which the Company could obtain such services from unaffiliated entities. The terms of such Management Agreement are reviewed annually. See "Executive Officers -- Management Agreement with WPN."

EXECUTIVE OFFICERS

     The following table contains the names, positions and ages of the executive officers of the Company who are not directors.

                                          PRINCIPAL OCCUPATION FOR THE PAST
         NAME                      FIVE YEARS AND CURRENT PUBLIC DIRECTORSHIPS(1)
- -----------------------  -------------------------------------------------------------------
Frederick G. Chbosky...  CHIEF FINANCIAL OFFICER.  Chief Financial Officer of the Company
                         since June 1991; Executive Vice President -- Finance of WPSC since
                         December 1992; Vice President -- Finance and Chief Financial
                         Officer of WPSC since September 1985 and Director of WPSC since
                         January 1991; Vice President -- Purchasing Traffic and Raw
                         Materials with WPSC from 1983 to 1985; Comptroller of WPSC from
                         1980 to 1983; various financial positions with WPSC, 1975 to 1980.
                         Director, Wheeling-Nisshin, Inc.
James D. Hesse.........  VICE PRESIDENT.  Vice President of the Company since January 1994.
                         Executive Vice President and Chief Operating Officer of WPSC since
                         February 1994. Vice President -- Commercial of WPSC since July
                         1991. Vice President -- Corporate Planning and Marketing of WPSC,
                         August 1986 to July 1991. General Manager of Sales -- Products,
                         June 1980 to August 1986. Tin Mill Products Manager, September 1976
                         to June 1980. Various line and staff sales positions with WPSC,
                         1962 to 1976.
DeWayne Tuthill........  VICE PRESIDENT.  Vice President of the Company since December 1993.
                         Executive Vice President -- Manufacturing since February 1994. Vice
                         President -- Purchasing, Traffic and Raw Materials of WPSC since
                         February 1989. Manager, Materials, Elliott Company, 1982 to 1989.
                         General Manager Purchasing and Traffic and various other positions,
                         Crucible Steel Corporation, 1965 to 1982.
Howard Mileaf..........  VICE PRESIDENT. Vice President-Special Counsel to the Company since
                         April 1993. Special Counsel to the Company, February 1992 to April
                         1993. Consultant, August 1991 to April 1993. Vice President and
                         General Counsel, Keene Corporation, August 1981 to August 1991.
                         Trustee/Director of Neuberger & Berman Equity Mutual Funds, 1984 to
                         present. Director, Kevlin Corporation.

- ---------------
(1) Prior to the Corporate Reorganization in July 1994, all Executive Officers were Executive Officers of WPC.

ITEM 11.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to (i) the chief executive officer ("CEO") of the Company (Mr. James L. Wareham, the President of the Company) and (ii) the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1994 and who were employed by the Company on December 31, 1994 (together with the CEO, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                       -----------------------------------   --------------------------
                                                             OTHER ANNUAL    SECURITIES     ALL OTHER
     NAME AND PRINCIPAL                SALARY       BONUS    COMPENSATION    UNDERLYING    COMPENSATION
          POSITION            YEAR       ($)        ($)(1)        ($)        OPTIONS(#)       ($)(2)
- ----------------------------  -----    -------     --------  -------------   -----------   ------------
James L. Wareham,             1994     400,000      140,000        --           80,000         44,877(3)
President                     1993     366,667      125,000        --           22,921         50,977(3)
                              1992     300,000           --        --           25,000          9,007
Frederick G. Chbosky,         1994     140,000       37,622        --               --          7,560
Chief Financial Officer       1993     140,000       26,334        --           13,753          6,384
                              1992     140,000           --        --           15,000          6,216
James D. Hesse,               1994     147,250       43,476        --               --         17,737
Vice President                1993     117,000       19,917        --           13,753         12,845
                              1992     117,000           --        --           15,000          9,896
DeWayne W. Tuthill,           1994     133,808       40,768        --               --          7,770
Vice President                1993     120,700       19,866        --           13,753          6,681
                              1992     115,908           --        --           15,000          6,103
Howard Mileaf,                1994     120,000       40,000        --           10,000          5,616
Vice President                1993     136,125(4)    20,000        --           15,000            900
                              1992          --           --        --               --        103,500(5)

- ---------------
(1) Includes bonuses in April 1994 for services rendered in 1993 and February 1995 for services rendered in 1994 pursuant to the WPSC Bonus Compensation Program ("WPSC Bonus Program") covering officers and salaried employees of WPSC. Messrs. Wareham and Mileaf are not eligible to participate in the WPSC Bonus Program. Mr. Wareham's employment agreement provides for an annual bonus to be awarded in the sole discretion of the Company. Messrs. Wareham and Mileaf were each granted bonuses in April 1994 for services rendered in 1993 and bonuses in March 1995 for services rendered in 1994. All bonus amounts have been attributed to the year in which the services were performed.

(2) Amounts shown reflect employer contributions to WPSC Salaried Employees Pension Plan, unless otherwise noted.

(3) Includes $40,000 of insurance premiums paid by the Company.

(4) Includes payments totalling $56,125 for consulting services to the Company performed prior to the commencement of Mr. Mileaf's full time employment with the Company.

(5) Reflects payment relating to Mr. Mileaf's position as Special Counsel to the Company.

     Option Grants Table. The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal year ended December 31, 1994.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                       INDIVIDUAL GRANTS                                POTENTIAL REALIZABLE
                            ----------------------------------------                      VALUE AT ASSUMED
                            NUMBER OF                                                   ANNUAL RATES OF STOCK
                            SECURITIES      % OF TOTAL                                   PRICE APPRECIATION
                            UNDERLYING       OPTIONS                                             FOR
                             OPTIONS        GRANTED TO      EXERCISE                         OPTION TERM
                             GRANTED       EMPLOYEES IN      PRICE       EXPIRATION     ---------------------
           NAME                (#)         FISCAL YEAR       ($/SH)         DATE         5%($)       10%($)
- --------------------------  ----------     ------------     --------     ----------     -------     ---------
James L. Wareham..........    80,000           15.2          14.625         4-4-04      735,808     1,864,679
James D. Hesse............         0            0.0           0.000             --            0             0
Frederick G. Chbosky......         0            0.0           0.000             --            0             0
DeWayne W. Tuthill........         0            0.0           0.000             --            0             0
Howard Mileaf.............    10,000            1.9          14.625        4-03-04       91,976       233,085

- ---------------
     All options granted above were granted pursuant to the 1991 Incentive and Non-Qualified Stock Option Plan (the "1991 Plan") and vest ratably over a three-year period. The options which expire on April 4, 2004 were granted on April 5, 1994 and the options which expire on April 3, 2004 were granted on April 4, 1994.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1994.

                                                                      NUMBER OF
                                                                      SECURITIES             VALUE OF
                                                                      UNDERLYING            UNEXERCISED
                                                                     UNEXERCISED           IN-THE-MONEY
                                                                   OPTIONS AT 1993        OPTIONS AT 1993
                                        SHARES                    FISCAL YEAR-END(#)   FISCAL YEAR-END($)(1)
                                      ACQUIRED ON      VALUE         EXERCISABLE/          EXERCISABLE/
                NAME                  EXERCISE(#)   REALIZED($)     UNEXERCISABLE          UNEXERCISABLE
- ------------------------------------  -----------   -----------   ------------------   ---------------------
James L. Wareham....................          0             0       24,307/103,614        134,382/118,763
James D. Hesse......................      5,000        69,375        4,584/ 14,169         20,628/ 71,261
Frederick G. Chbosky................     10,000       128,750        4,584/ 14,169         20,628/ 71,261
DeWayne W. Tuthill..................      5,000        55,188        9,584/ 14,169         50,628/ 71,261
Howard Mileaf.......................          0             0        5,000/ 20,000         11,875/ 23,750

- ---------------

(1) On December 31, 1994, the last reported sales price of WHX Common Stock as reported on the New York Stock Exchange Composite Tape was $13.25.

     Long-Term Incentive and Pension Plans. The Company does not have any long-term incentive or defined benefit pension plans.

     Deferred Compensation Agreements. Certain key employees of the Company are parties to deferred compensation agreements and/or severance agreements. The deferred compensation agreements generally provide that if the employee remains continuously in the employ of the Company until the fifth anniversary of the approval of the Company's Plan of Reorganization (the "Plan") (which Plan was approved on January 3, 1991), or if the employee's employment is terminated within such period by reason of permanent disability, retirement at age 65 or involuntary termination without good cause, the employee is entitled to receive, over a fifteen-year period commencing at the later of age 65 or termination of employment, an amount equal to twice his base salary for the most recent twelve-month period of his employment prior to January 3, 1996. The estimated annual benefits payable to Messrs. Chbosky, Tuthill and Hesse upon retirement are $18,667, $18,000 and $20,000, respectively. Certain other deferred compensation payments are payable by WPSC in certain circumstances, such as a demotion in job status without good cause, death or as a result of a change of control of the Company. Each of Messrs. Chbosky, Tuthill and Hesse is a party to a deferred compensation agreement such as is described above. Except as described in this paragraph, and in the next paragraph with respect to the employment agreement of Mr. Wareham, no plan or arrangement exists which results in compensation to a Named Executive Officer in excess of $100,000 in any year upon such officer's future termination of employment or upon a change-of-control.

  Employment Agreements.

     Mr. James L. Wareham is employed as President of the Company and Chairman of the Board and Chief Executive Officer of WPSC under a two-year agreement expiring April 29, 1995, which shall be automatically extended for successive two-year periods, unless earlier terminated. The agreement provides for an annual salary to Mr. Wareham of $400,000 per year and an annual bonus awarded in the sole discretion of the Company. In April 1994, Mr. Wareham was granted a cash bonus of $125,000 and options to purchase 80,000 shares of Common Stock at the then prevailing market price pursuant to the 1991 Plan for services rendered in 1993. In March 1995, Mr. Wareham was granted a cash bonus of $140,000 for services rendered in 1994. The Company considered several factors in determining whether to pay a bonus to Mr. Wareham including the performance of Mr. Wareham and the resulting benefits to the Company and the overall performance of the Company as measured by the guidelines discussed herein used to determine the bonuses of other senior executives of the Company. In addition, the employment agreement provides for Mr. Wareham to receive the cash surrender value of life insurance contracts purchased by the Company upon termination of his employment. The annual premium paid by the Company on the life insurance contracts is $40,000. In the event Mr. Wareham's employment is terminated without cause or Mr. Wareham voluntarily terminates his employment after a change in control of the Company occurs, he is entitled to receive a payment of $800,000, and other specified benefits for a period of one year from the date of termination. Specified benefits under Mr. Wareham's employment agreement may be forfeited under certain circumstances.

     Compensation Committee Interlock and Insider Participation. Messrs. Davidow, Goldsmith and Olshan each served as a member of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 1994. Mr. Olshan is a member of Olshan Grundman Frome & Rosenzweig, which has been retained as outside general counsel to the Company since January 1991. Fees received from the Company by such firm during the fiscal year ended December 31, 1994 of $981,077 did not exceed 5% of the Company's revenues.

  Management Agreement With WPN

     Pursuant to the Management Agreement, approved by a majority of the disinterested directors of the Company, WPN provides financial, management advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. Such services include, among others, identification, evaluation and negotiation of acquisitions, responsibility for financing matters, review of annual and quarterly budgets, supervision and administration, as appropriate, of all of the Company's accounting and financial functions and review and supervision of the Company's reporting obligations under Federal and state securities laws. In exchange for such services, from June 1992 to March 1994 WPN received a fixed monthly fee of $250,000. On April 1, 1994, the Management Agreement was amended to provide for a monthly fee of $458,333.33. The Company provides indemnification for WPN's employees, officers and directors against any liability, obligation or loss resulting from their actions pursuant to the Management Agreement. The Management Agreement has a one year term and is renewable automatically for successive one year periods, unless terminated by either party upon 60 days' notice. On July 29, 1993, WPN was granted options to purchase 600,000 shares of Common Stock. Mr. LaBow is the sole stockholder and an officer and director of WPN. WPN has not derived any other income and has not received reimbursement of any of its expenses (other than health benefits and standard directors' fees) from the Company in connection with the performance of services described above. The Company believes that the cost of obtaining the type and quality of services rendered by WPN under the Management Agreement is no less favorable than the cost at which the Company could obtain such services from unaffiliated entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at March 31, 1995, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

                                                                   SHARES
                                                                  BENEFICIALLY        PERCENTAGE
            NAME AND ADDRESS OF BENEFICIAL OWNER(1)                 OWNED             OF CLASS(2)
- ----------------------------------------------------------------  ---------           -----------
FMR Corp.(3)....................................................  1,980,616                7.2%
82 Devonshire Street
Boston, Massachusetts 02109
Capital Growth Management Limited Partnership(4)................  1,757,500                6.4%
One International Place
Boston, Massachusetts 02110
Vanguard/Windsor Fund(5)........................................  1,601,200                5.8%
Wellington Management Company(6)................................  1,736,005                6.3%
75 State Street
Boston, Massachusetts 02109
Neil D. Arnold..................................................      8,000(7)               *
Paul W. Bucha...................................................      8,000(7)               *
Ronald LaBow(8).................................................  2,449,773(9)(10)         8.7%
Robert A. Davidow(11)...........................................     58,371(12)              *
William Goldsmith...............................................     18,667(7)               *
Howard Mileaf...................................................     13,333(7)
Marvin L. Olshan................................................     19,667(12)              *
Raymond S. Troubh...............................................     15,334(13)              *
James L. Wareham................................................     40,281(7)               *
Frederick G. Chbosky............................................     20,197(14)              *
James D. Hesse..................................................     14,169(7)               *
DeWayne W. Tuthill..............................................     19,169(7)               *
All Directors and Executive Officers as a Group (12
  persons)(11)..................................................  2,684,961(15)            9.5%

- ---------------
  *  less than one percent.

 (1) Each director and executive officer has sole voting power and sole investment power with respect to all shares beneficially owned by him, unless otherwise indicated.

 (2) Based upon shares of Common Stock outstanding at March 31, 1995 of 27,774,494 shares.

 (3) Based on joint Schedule 13G dated February 11, 1994, as amended, filed with the Securities and Exchange Commission (the "Commission").

 (4) Based on Schedule 13G dated February 9, 1994, as amended, filed with the Commission, representing beneficial ownership of WHX Common Stock by client accounts managed by Capital Growth Management.

 (5) Based on Schedule 13G dated February 10, 1994, as amended, filed with the Commission. The address of such beneficial holder was not provided in such holder's Schedule 13G.

 (6) Based on Schedule 13G dated February 5, 1995, as amended, filed with the Commission, representing beneficial ownership of WHX Common Stock by investment advisory clients of Wellington Management Company.

 (7) Consists of shares of Common Stock issuable upon exercise of options within 60 days hereof.

 (8) Ronald LaBow, Chairman of the Board of the Company, is the sole stockholder of WPN, which is the sole general partner of RM Capital Partners ("RM") and of DR Capital Partners ("DR"). Consequently, Mr. LaBow may be deemed to be the beneficial owner of all shares of Common Stock owned by RM and DR, each of which owns 1,000,000 shares of Common Stock.

 (9) Based on a joint Schedule 13D dated January 11, 1991, as amended and filed with the Commission, and additional information furnished to the Company.

(10) Includes 388,335 shares of Common Stock issuable upon exercise of options, within 60 days hereof, owned by WPN, of which Mr. LaBow is the president and sole shareholder.

(11) Robert A. Davidow, a director of the Company, is a partner in a limited partner of each of RM and DR.

(12) Includes 18,667 shares of Common Stock issuable upon exercise of options within 60 days hereof.

(13) Includes 13,334 shares of Common Stock issuable upon exercise of options within 60 days hereof.

(14) Includes 14,169 shares of Common Stock issuable upon exercise of options within 60 days hereof.

(15) Includes 574,791 shares of Common Stock issuable upon exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Frederick G. Chbosky, Chief Financial Officer of the Company and a director and Executive Vice President -- Finance of WPSC, and Akimuni Takewaka, a director of WPSC, are directors of Wheeling-Nisshin, Inc. ("Wheeling-Nisshin"). Mr. Takewaka is also Chairman and Chief Executive Officer of Wheeling-Nisshin. The Company currently holds a 35.7% equity interest in Wheeling-Nisshin.

     Ronald LaBow, Chairman of the Board is the sole stockholder of WPN, which is the sole general partner of RM and DR. See "Security Ownership." The Company is party to a Management Agreement with WPN. See "Executive
Compensation -- Management Agreement with WPN."

     In April, 1994, Wheeling-Pittsburgh Radio Corporation, a wholly-owned subsidiary of WPC, purchased (the "NewTex Acquisition") for approximately $10.5 million the equity interests of NewTex Communications, L.L.C., a Delaware limited liability company that operates radio stations ("NewTex"). NewTex was owned in three equal parts by two venture capital firms and by Stonehill Radio Corp., a corporation owned by the Chairman of the Board and two officers of WPC. Such individuals received approximately $3.4 million for their interest in Stonehill Radio Corp., which represented their basis in Stonehill Radio Corp. Citibank, N.A. issued a fairness opinion with respect to the NewTex Acquisition.

     Marvin L. Olshan, a Director and Secretary of the Company, is a member of Olshan Grundman Frome & Rosenzweig, which has been retained as outside general counsel to the Company since January 1991. Fees received from the Company by such firm during the fiscal year ended December 31, 1994 of $981,077 did not exceed 5% of the Company's revenues.

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

- ---------------
* -- previously filed as an exhibit to the Company's 1994 Form 10-K.

     (b) REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has signed this report by the undersigned, thereunto duly authorized in the City of New York, State of New York on April 19, 1995.

                                          WHX CORPORATION

                                          By: /s/ RONALD LABOW
                                            ------------------------------------
                                              Ronald LaBow
                                              Chairman of the Board

                               POWER OF ATTORNEY

     WHX Corporation and each of the undersigned do hereby appoint Ronald LaBow, Marvin Olshan and James Wareham, and each of them severally, its or his true and lawful attorney to execute on behalf of WHX Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               SIGNATURE                                   TITLE                      DATE
- ----------------------------------------    -----------------------------------  ---------------

By:     /s/ JAMES L. WAREHAM                (Director and Principal Executive     April 19, 1995
- ----------------------------------------    Officer)
            James L. Wareham

By:   /s/ FREDERICK G. CHBOSKY              (Principal Financial Officer and      April 19, 1995
- ----------------------------------------    Principal Accounting Officer)
          Frederick G. Chbosky

By:      /s/ NEIL D. ARNOLD                 Director                              April 14, 1995
- ----------------------------------------
             Neil D. Arnold

By:      /s/ PAUL W. BUCHA                  Director                              April 19, 1995
- ----------------------------------------
             Paul W. Bucha

By:    /s/ ROBERT A. DAVIDOW                Director                              April 19, 1995
- ----------------------------------------
           Robert A. Davidow

By:    /s/ WILLIAM GOLDSMITH                Director                              April 19, 1995
- ----------------------------------------
           William Goldsmith

By:       /s/ RONALD LABOW                  Director                              April 19, 1995
- ----------------------------------------
              Ronald LaBow

By:     /s/ MARVIN L. OLSHAN                Director                              April 19, 1995
- ----------------------------------------
            Marvin L. Olshan

By:    /s/ RAYMOND S. TROUBH                Director                              April 19, 1995
- ----------------------------------------
           Raymond S. Troubh