Form 10-Q
period 1995-03-31
WHX CORP
filed 1995-05-15
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1995
                              -------------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from -------------------------- to ------------------



     For Quarter Ended March 31, 1995          Commission File Number 1-2394


                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                      13-3768097
       (State of Incorporation)                            (I.R.S. Employer
                                                          Identification No.)

           110 East 59th Street
            New York, New York                                    10022
(Address of principal executive offices)                        (Zip code)


        Registrant's telephone number, including area code: 212-355-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of April 20, 1995 was 25,790,244 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                   Quarter Ended March 31,
                                                                                   -----------------------
                                                                                 1995                   1994
                                                                                 ----                   ----
                                                                               (In thousands except per share)

NET SALES                                                                     $324,187                 $253,803

OPERATING COSTS
      Cost of goods sold                                                       261,062                  218,089
      Depreciation                                                              17,683                   14,168
      Selling, administrative and general expense                               16,782                   14,333
      Profit sharing                                                             2,986                      395

                                                                               298,513                  246,985

OPERATING INCOME                                                                25,674                    6,818

      Interest expense on debt                                                   6,106                    7,134
      Other income                                                               9,697                   13,509
      B.& L.E. settlement                                                           --                   36,091

INCOME BEFORE TAXES AND CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                                               29,265                   49,284

      Tax provision                                                              6,438                   12,814

INCOME BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                                         22,827                   36,470

Cumulative effect on prior years of
      adoption of SFAS 112                                                           --                   (9,984)

NET INCOME                                                                      22,827                   26,486

Dividend requirement for Preferred Stock                                         5,719                    2,438

NET INCOME APPLICABLE TO COMMON STOCK                                         $ 17,108                  $24,048
                                                                              ========                  =======

Income (loss) per share of common stock:
     Primary:          Before cumulative effect
                       of accounting change                                      $.61                   $1.18
                       Cumulative effect of
                       accounting change                                          --                     (.35)
                                                                                  ---                    -----
                       Net                                                       $.61                    $.83
                                                                                 ====                    ====

     Fully Diluted:    Before cumulative effect
                       of accounting change                                      $.49                    $.95
                       Cumulative effect of
                       accounting change                                          --                     (.26)
                                                                                  ---                    -----
                       Net                                                       $.49                    $.69
                                                                                 ====                    ====

See notes to financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                            March 31,               December 31,
                                                                              1995                      1994
                                                                              ----                      ----
                                                                             (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                             $ 11,397                  $ 13,424
      Short term investments                                                 372,239                   388,182
      Trade receivables - net                                                126,026                   110,330
      Inventories:
          Finished and semi-finished products                                208,448                   170,595
          Raw materials   57,619                                              68,302
          Other materials and supplies                                        26,152                    25,376
          Excess of LIFO over current cost                                    (3,109)                   (3,109)
                                                                             289,110                   261,164

      Other current assets                                                    14,545                    12,605
                          Total current assets                               813,317                   785,705

Property, plant and equipment at cost, less
      accumulated depreciation and amortization                              790,013                   768,284
Deferred income taxes     73,139                                              62,339
Other non-current assets                                                     116,550                   113,580
                                                                          $1,793,019                $1,729,908
                                                                          ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                                       $ 119,463                 $ 111,645
      Deferred income taxes - current                                         36,699                    36,189
      Other current liabilities                                              117,472                   109,567
      Long-term debt due in one year                                           4,478                     4,253
                                                                              ------                    ------
                          Total current liabilities                          278,112                   261,654

Long-term debt                                                               305,131                   289,500
Employee benefit liabilities                                                 430,449                   429,221
Other liabilities                                                             50,347                    50,395
                                                                           1,064,039                 1,030,770
                                                                           ---------                 ---------
Redeemable Common Stock - 462 shares
      and 473 shares                                                           6,690                     6,884

Stockholders' Equity:
      Preferred Stock $.10 par value
          6,500 shares                                                           650                       650
      Common Stock - $.01 par value - 27,312
          shares and 27,229 shares                                               273                       272
      Unrealized gain on securities
          available for sale                                                  14,968                     3,078
      Additional paid-in capital                                             676,711                   664,902
      Accumulated earnings                                                    40,457                    23,352
                                                                             733,059                   692,254
Less treasury stock - 1,167 shares                                           (10,769)                        -
Total shareholders equity                                                    722,290                   692,254

                                                                          $1,793,019                $1,729,908
                                                                          ==========                ==========

See notes to financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                                 Quarter Ended March 31,
                                                                                 -----------------------
                                                                              1995                      1994
                                                                              ----                      ----
                                                                                (Dollars in Thousands)
Cash flow from operating activities:
      Net income                                                            $ 22,827                  $ 26,486
      Non cash expenses:
          Cumulative effect of adoption
            of SFAS 112 - net of tax                                            --                       9,984
          Depreciation                                                        17,683                    14,168
          Other postemployment benefits                                        2,300                     3,600
          Deferred income tax                                                  1,027                     9,892
      Decrease (increase) in working capital elements:
          Trade receivables                                                   (2,206)                   (3,009)
          Inventories                                                         (4,575)                   (5,244)
          Other current assets                                                (1,506)                   (3,743)
          Trade payables                                                      (4,170)                   (9,916)
          Other current liabilities                                            5,936                    12,043
          Short term investments - trading                                    64,944                  (220,178)
          Trading account borrowings                                            --                     189,361
      Other items - net                                                        4,367                      (498)

          Net cash flow from operating activities                            106,627                    22,946

Cash flow from investing activities:
      Short term investments-available for sale                              (49,001)                     --
      Plant additions and improvements                                       (18,367)                  (11,057)
      Ohio Coatings Co. investment                                              (950)                     --
      Unimast Incorporated acquisition                                       (27,500)                     --
      Proceeds from sale of property                                           1,985                       --
                                                                              ------                       ---

          Net cash used by
              investing activities                                           (93,833)                  (11,057)

Cash flow from financing activities:
      Payments on long-term borrowings                                        (3,883)                  (34,509)
      Treasury stock                                                         (10,769)                      --
      Liability for early retirement of debt                                     --                      29,437
      Redemption of common stock                                                (169)                      (89)

          Net cash from financing activities                                 (14,821)                   (5,161)

Increase (decrease) in cash and
      cash equivalents                                                        (2,027)                    6,728

Cash and cash equivalents
      at beginning of period                                                  13,424                     5,996

Cash and cash equivalents
      at end of period                                                      $ 11,397                  $ 12,724
                                                                            ========                  ========


See notes to financial statements.

                                 WHX CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of March 31,1995, the consolidated statement of income and the consolidated statement of cash flow for the three month periods ended March 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position at March 31, 1995 and the results of operations and changes in cash flow for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1994. The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

NOTE 1 - EARNINGS PER SHARE


             The computation of primary earnings per share of common stock is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options and warrants. Five-year warrants issued pursuant to the Company's 1991 Plan of Reorganization totaled 1.5 million at March 31, 1995. Outstanding stock options granted to officers, directors and key employees totaled 2.4 million at March 31, 1995. The dilutive effect of common stock equivalents arising from the warrants and stock options on the computation of net income per share is approximately $.03 per share. The computation of fully diluted earnings per share further assumes the sale of all redeemable common stock into the public market and conversion of all convertible preferred stock.

             The shares used in the computations were as follows:

                                                  Quarter Ended March 31,
                                                 1995                  1994
                                                 ----                  ----

                        Primary               27,893,000             28,822,000
                        Fully diluted         46,439,000             38,561,000

             The Company intends to retain any future earnings for working capital needs and to finance capital improvements and presently does not intend to pay cash dividends on its common stock for the foreseeable future. In addition, the terms of the Company's long term debt place certain limitations on the Company's ability to pay cash dividends.

      REDEEMABLE COMMON STOCK

             Holders have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date.

      Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of March 31, 1995, redeemable common stock outstanding totaled 462,346 shares.

NOTE 2 - POSTEMPLOYMENT BENEFITS

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

NOTE 3 - SHORT TERM INVESTMENTS

             Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company recorded an unrealized gain of $4.2 million in other income in the 1994 first quarter related to investments in trading securities. The cumulative effect on prior years was immaterial.

             The Company recognized gains and losses based on specific identification of the securities which comprise the investment balance. At March 31, 1995 unrealized holding gains on available-for-sale securities of $15.0 million ($11.9 million in the current period) have been reported as a separate component of stockholder's equity. Net unrealized holding losses on trading securities included in the current period earnings are $1.9 million.


NOTE 4 - ACCOUNTS RECEIVABLE

             On August 17, 1994, Wheeling-Pittsburgh Funding, Inc. a special purpose wholly-owned subsidiary ("Funding") of Wheeling-Pittsburgh Steel Corporation ("WPSC"), entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh Canfield Corporation. The agreement expires in August 1999. Accounts receivable at March 31, 1995 exclude $45 million, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this agreement are based upon a fixed rate of 7.42% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

NOTE 5 - CONTINGENCIES

      ENVIRONMENTAL MATTERS

             The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. For the quarter ended March 31, 1995 and years 1994 and 1993 aggregate capital expenditures for environmental control projects totaled approximately $.7 million, $8.7 million and $8.0 million, respectively.

             The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statues at seven waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1 million and $4 million. At four other sites the costs are estimated to aggregate between $25,000 and $250,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the forseeable future. Non-current accrued environmental liabilities totaled $7.3 million and $8.0 million at March 31, 1995 and March 31, 1994, respectively. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Since January 1991, no liabilities have been assessed against the Company in excess of the potential environmental reserves established by the Company in January 1991. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

             Based upon the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance costs, including the incurrence of any additional fines and penalties, relating to the operation of its facilities, to have a material adverse effect on its consolidated financial condition or results of operations.

PART I

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      Net sales for the first quarter of 1995 increased 27.7% to $324.2 million on shipments of steel products totaling 610,813 tons, compared to net sales of $253.8 million on shipments of steel products totaling 527,877 tons, in the first quarter of the prior year. The increase in net sales is due to a 15.7% increase in volume of steel products shipped, a 6.1% increase in steel sales prices and shipment of a higher value-added product mix. The 1994 first quarter operations and shipments were hampered by severe cold weather and a two day work stoppage related to negotiation of a new labor agreement.

      First quarter 1995 operating costs increased by 20.9% compared to the 1994 first quarter. The increase in operating costs reflects the 15.7% increase in volume of steel products shipped, an increase in the consumption and price of purchased steel slabs and a higher cost mix of products shipped. The Company purchased semi finished steel to supplement its raw steel production to meet customer commitments during a period of strong product demand and to more fully utilize hot strip mill capacity. The first quarter 1995 operating rate (raw steel production as a percentage of capacity) was 100.4% compared to 86.2% in the 1994 first quarter. Steel production was 100% continuous cast.

      Interest expense decreased $1.0 million to $6.1 million in the 1995 first quarter, compared to the 1994 first quarter, due to lower principal amount of 9 3/8% Senior Notes outstanding.

      In the 1995 first quarter other income decreased by $3.8 million compared to the first quarter of 1994. The decrease is due to lower levels of invested funds in trading securities. In the 1994 first quarter the Company also received and recorded a $36.1 million ($26.7 million net of tax) legal settlement as a result of a favorable decision in the antitrust litigation against the Bessemer and Lake Erie Railroad.

      The 1995 first quarter tax provision reflects the estimated annual effective tax rate. The provision includes the effect of recognizing certain deferred tax assets, but excludes the benefit of applying pre-reorganization tax benefits. Pre-reorganization tax benefits are direct additions to paid-in capital and totaled $11.3 million and $9.9 million in the first quarters of 1995 and 1994, respectively.

      The Company adopted SFAS 112 as of January 1, 1994. SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers' compensation. The Company recorded a charge of $12.2 million ($10 million net of tax) in the 1994 first quarter as a result of the cumulative effect on prior years of adoption of SFAS 112.

      Effective January 1, 1994 the Company adopted SFAS 115, which specifies the accounting and reporting required for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company recorded an unrealized loss of $1.9 million in the 1995 first quarter and an unrealized gain of $4.1 million in the 1994 first quarter related to investments in trading securities. Unrealized holding gains on available-for-sale securities of $11.9 million have been reported as a separate component of stockholder's equity in the 1995 first quarter.

      Net income for the 1995 first quarter totaled $22.8 million, or 61 cents per common share, compared to net income of $26.5 million or 83 cents per common share, in the 1994 first quarter. Net income for the 1994 first quarter included a legal settlement and charge for a cumulative change in accounting method which, if excluded, would result in income of $9.8 million, or 25 cents per common share.

FINANCIAL POSITION

      Net cash flow from operating activities for the first quarter of 1995 totaled $106.6 million. Short term trading investments are reported as cash flow from operating activities and provided $64.9 million of funds in the 1995 first quarter. Working capital accounts (excluding cash, short term investments and current maturities of long term debt) used $6.5 million of funds, excluding $22.7 million of working capital requirements for Unimast, Inc., acquired on March 31, 1995. Accounts receivable increased by $2.2 million, trade payables decreased $4.2 million and other current liabilities increased $5.9 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $289.1 million at March 31, 1995, an increase of $4.6 million from December 31, 1994 (excluding Unimast). The increase in other current liabilities is due primarily to accrued payroll and interest expense.

      In the first quarter of 1995, $18.4 million was spent on capital improvements including $.7 million on environmental control projects. The Company completed the acquisition of Unimast Inc. during the first quarter for cash consideration of $27.5 million and the assumption of liabilities including long term debt of $19.7 million. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years will continue to exceed depreciation expense and represent a material use of operating funds.

      In October 1994 WPSC entered into a new Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes of up to $50 million. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 2.0%. Borrowings under the RCF are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The RCF has certain restrictions on indebtedness, liens and dividends. There were no borrowings under the RCF during the first quarter of 1995. The RCF expires in October 1995.

      In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At March 31, 1995 letters of credit totaling $26.1 million were issued under this facility. No amounts have been drawn down pursuant to these letters of credit. The letters of credit are collateralized by U.S. government securities owned by the Company and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit. The collateral is recorded as non-current other assets.

      As of March 31, 1995, the Company repurchased on the open market approximately 1,166,800 shares of its Common Stock for an aggregate purchase price of approximately $10.8 million. The Board of Directors had previously authorized the Company to repurchase up to 10% of the Company's outstanding Common Stock, and the Company may, from time to time, continue to purchase additional shares of Common Stock.

      On February 24, 1995, Wheeling-Pittsburgh Corporation ("WPC"), a wholly owned subsidiary of WHX, filed a registration statement relating to the sale by it of 1,600,000 shares of its Common Stock and the sale by WHX of 5,100,000 shares of WPC's Common Stock. If the Company elects to proceed with the proposed public offering, it is not anticipated that such offering will occur prior to the third quarter of 1995 at the earliest.

         WPC has outstanding approximately $271 million of its Senior Notes and $9.5 million of its First Mortgage Notes. The indentures relating to both the Senior Notes and the First Mortgage Notes contain covenants and restrictions that limit the Company's operating flexibility. In addition, under such indentures, the offering of WPC Common Stock would constitute an "asset sale," which, generally, requires either WHX or WPC to apply a portion of their net proceeds therefrom to acquire property or assets in similar lines of business within 360 days of the closing of such offering, failing which either WHX or WPC would be required to offer to repurchase all outstanding Senior Notes and First Mortgage Notes at 100% of the principal amount thereof, plus accrued and unpaid interest.

      WHX was successful in placing one of its nominees on the Teledyne, Inc. board of directors at Teledyne's annual stockholders' meeting on April 26, 1995. As stated in its March 31, 1995 Proxy Statement filed in connection with the Teledyne annual meeting, the WHX nominee elected to the Teledyne board is "committed to a sale of Teledyne to the highest bidder and will attempt to influence the majority of the Teledyne board to effect such a sale rather than remain independent."

LIQUIDITY

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, borrowing availability under the RCF and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During the first quarter of 1995, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on the financial condition or results of operations of the Company.

PART II         OTHER INFORMATION


Item 6.(a)      Exhibits

                27 Financial Data Schedule




    6.(b)       Report on Form 8-K

                None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WHX CORPORATION





                                            /s/ F. G. Chbosky
                                            -----------------------------------
                                            F. G. Chbosky
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)






May 15, 1995