Form 10-Q
period 1995-06-30
WHX CORP
filed 1995-08-08
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   JUNE 30, 1995
                              -------------------------------------------------

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------- to --------------------------


     For Quarter Ended June 30, 1995               Commission File Number 1-2394


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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No

The number of shares of Common Stock issued and outstanding as of July 17, 1995 was 25,780,434 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                  QUARTER ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                                                   1995             1994                   1995              1994
                                                                   ----             ----                   ----              ----
                                                                                    (Dollars in Thousands)

NET SALES                                                        $366,271          $300,427             $690,458          $554,230

OPERATING COSTS
      Cost of goods sold                                          313,681           242,535              574,743           460,624
      Depreciation                                                 14,362            15,267               32,045            29,435
      Selling and administration expense                           16,341            16,271               33,123            30,604
      Profit sharing                                                1,197             3,028                4,183             3,423
                                                                 --------          --------             --------          --------

                                                                  345,581           277,101              644,094           524,086
                                                                 --------          --------             --------          --------

OPERATING INCOME                                                   20,690            23,326               46,364            30,144

      Interest expense                                              5,629             5,522               11,735            12,656
      Other income                                                 12,524              (421)              22,221            13,088
      B. & L.E. settlement                                             --                --                   --            36,091
                                                                  --------          --------             --------          --------

INCOME BEFORE TAXES AND CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                                  27,585            17,383               56,850            66,667

      Tax provision                                                 6,069             4,520               12,507            17,334
                                                                 --------          --------             --------          --------

INCOME BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                            21,516            12,863               44,343            49,333

Cumulative effect on prior years of
      adoption of SFAS 112                                             --                --                   --             9,984
                                                                 --------          --------             --------          --------

NET INCOME                                                         21,516            12,863               44,343            39,349

Dividend requirement for  Preferred Stock                           5,719             2,438               11,438             4,875
                                                                 --------          --------             --------          --------

NET INCOME APPLICABLE TO COMMON STOCK                            $ 15,797          $ 10,425             $ 32,905          $ 34,474
                                                                 ========          ========             ========          ========

Income (loss) per share of common stock:
      Primary:     Before cumulative effect
                   of accounting change                              $.60             $.36                $1.23              $1.54
                   Cumulative effect of
                   accounting change                                  --               --                   --                (.35)
                                                                 --------          --------             --------          --------
                   Total                                             $.60             $.36                $1.23              $1.19
                                                                 ========          ========             ========          ========

      Fully Diluted:                                                 $.48             $.33                $ .98              $1.01
                                                                 ========          ========             ========          ========

See notes to financial statements.

                                                  WHX CORPORATION
                                             AND SUBSIDIARY COMPANIES
                                            CONSOLIDATED BALANCE SHEET
                                                    (UNAUDITED)

                                                                            JUNE 30,                DECEMBER 31,
                                                                              1995                      1994
                                                                              ----                      ----
                                                                             (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                           $   61,611                $   13,424
      Short term investments                                                 309,776                   388,182
      Trade receivables - net                                                100,662                   110,330
      Inventories:
          Finished and semi-finished products                                194,638                   170,595
          Raw materials   74,782                                              68,302
          Other materials and supplies                                        29,817                    25,376
          Excess of LIFO over current cost                                    (3,109)                   (3,109)
                                                                          ----------                ----------
                                                                             296,128                   261,164

      Other current assets                                                    56,134                    12,605
                                                                          ----------                ----------
                          Total current assets                               824,311                   785,705

Property, plant and equipment at cost, less
      accumulated depreciation and amortization                              802,914                   768,284
Deferred income taxes     85,739                                              62,339
Other non-current assets                                                     100,017                   113,580
                                                                          ----------                ----------
                                                                          $1,812,981                $1,729,908
                                                                          ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                                      $  140,297                $  111,645
      Short-term borrowings                                                   32,000                        --
      Deferred income taxes - current                                         37,389                    36,189
      Other current liabilities                                               94,213                   109,567
      Long-term debt due in one year                                           4,031                     4,253
                                                                          ----------                ----------
                          Total current liabilities                          307,930                   261,654

Long-term debt                                                               286,100                   289,500
Employee benefit liabilities                                                 424,532                   429,221
Other liabilities                                                             52,421                    50,395
                                                                          ----------                ----------
                                                                           1,070,983                 1,030,770
                                                                          ----------                ----------
Redeemable Common Stock - 454 shares
      and 473 shares                                                           6,544                     6,884
                                                                          ----------                ----------

Stockholders' Equity:
      Preferred Stock $.10 par value
          6,500 shares                                                           650                       650
      Common Stock - $.01 par value - 25,318
          shares and 27,229 shares                                               253                       272
      Unrealized gain on securities
          available for sale                                                  10,632                     3,078
      Additional paid-in capital                                             690,258                   664,902
      Accumulated earnings                                                    56,255                    23,352
                                                                          ----------                ----------
                                                                             758,048                   692,254
Less treasury stock - 2,025 shares                                           (22,594)                        -
                                                                          ----------                ----------
Total stockholders equity                                                    735,454                   692,254
                                                                          ----------                ----------
                                                                          $1,812,981                $1,729,908
                                                                          ==========                ==========

See notes to financial statements.

                                                  WHX CORPORATION
                                             AND SUBSIDIARY COMPANIES
                                        CONSOLIDATED STATEMENT OF CASH FLOW
                                                    (UNAUDITED)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                               1995                     1994
                                                                               ----                     ----
                                                                                  (Dollars in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income                                                            $ 44,343                  $ 39,349
      Non cash expenses:
          Depreciation                                                        32,045                    29,435
          Other postemployment benefits                                        3,300                     5,600
          Deferred income tax                                                  2,388                    13,248
          Cumulative effect of accounting change                                --                       9,984
      Decrease (increase) in working capital elements:
          Trade receivables                                                   (6,842)                  (23,012)
          Inventories                                                        (11,593)                   (6,621)
          Other current assets                                               (27,844)                   (5,257)
          Trade payables                                                      16,664                    (9,579)
          Short term investments(trading)                                    119,993                  (135,581)
          Trading account borrowings                                            --                     184,107
          Other current liabilities                                          (16,633)                    2,347
      Other items - net                                                        6,197                    (7,876)
                                                                            --------                  ---------

          Net cash flow from operating activities                            162,018                    96,144
                                                                            --------                  --------

CASH FLOW FROM INVESTING ACTIVITIES:
      Short term investments-available for sale                              (34,033)                     --
      Plant additions and improvements                                       (59,671)                  (24,463)
      Unimast Incorporated investment                                        (27,500)                     --
      W-P Radio Corp. investment                                                --                     (10,442)
      Sales of assets                                                          6,521                      --
      Investment in joint ventures                                            (6,053)                     --
                                                                            --------                  --------

          Net cash used by
              investing activities                                          (120,736)                  (34,905)
                                                                            --------                  --------

CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from receivable securitization                                 30,000                      --
      Short term borrowings (repayments)                                      31,490                      --
      Long-term borrowings (repayments)                                      (22,851)                  (56,349)
      Treasury stock acquisition                                             (22,594)                     --
      Preferred stock dividends                                              (11,438)                     --
      Letter of credit collateralization                                       2,597                      --
      Redemption of common stock                                                (299)                     (269)
                                                                            --------                  --------

          Net cash from financing activities                                   6,905                   (56,618)

INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                        48,187                     4,621

Cash and cash equivalents
      at beginning of period                                                  13,424                     5,996

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                      $ 61,611                  $ 10,617
                                                                            ========                  ========

See notes to financial statements.

                                WHX CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             THE CONSOLIDATED BALANCE SHEET AS OF JUNE 30,1995, THE CONSOLIDATED STATEMENT OF INCOME FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994, AND THE CONSOLIDATED STATEMENT OF CASH FLOW FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1995 AND 1994, HAVE BEEN PREPARED BY THE COMPANY WITHOUT AUDIT. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY THE CONSOLIDATED FINANCIAL POSITION AT JUNE 30, 1995 AND THE RESULTS OF OPERATIONS AND CHANGES IN CASH FLOW FOR THE PERIODS PRESENTED HAVE BEEN MADE.

             CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED. THIS QUARTERLY REPORT ON FORM 10-Q SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S AUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1994. THE RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1995 ARE NOT NECESSARILY INDICATIVE OF THE OPERATING RESULTS FOR THE FULL YEAR.

NOTE 1 - EARNINGS PER SHARE

             The computation of primary earnings per share of common stock is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options and warrants. Five-year warrants issued pursuant to the Company's 1991 Plan of Reorganization totaled 1.5 million at June 30, 1995. Outstanding stock options granted to officers, directors and employees totaled 2.4 million at June 30, 1995. The dilutive effect of common stock equivalents arising from the warrants and stock options on the computation of net income per share is approximately $.02 per share. The computation of fully diluted earnings per share further assumes the sale of all redeemable common stock into the public market and conversion of all convertible preferred stock. There were 2,025,000 share of common stock held as treasury shares at June 30, 1995.

             The shares used in the computations were as follows:

                                               Quarter Ended June 30,
                                             1995                     1994
                                             ----                     ----

                  Primary                 26,315,189             28,915,533
                  Fully diluted           44,977,926             38,989,575

             The Company intends to retain future earnings for working capital needs and to finance capital improvements and presently does not intend to pay cash dividends on its common stock for the foreseeable future. In addition, the terms of the Company's long term debt place certain limitations on the Company's ability to pay cash dividends.

      REDEEMABLE COMMON STOCK

             Holders have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date.

      Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of June 30, 1995, redeemable common stock outstanding totaled 454,066 shares.

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

             The Company recognized gains and losses based on specific identification of the securities which comprise the investment balance. At June 30, 1995 unrealized holding gains on available-for-sale securities of $10.6 million have been reported as a separate component of stockholder's equity. Net unrealized holding losses on trading securities included in the current period earnings are $4.5 million.

NOTE 4 - ACCOUNTS RECEIVABLE

             On August 17, 1994, Wheeling-Pittsburgh Funding, Inc. a special purpose wholly- owned subsidiary ("Funding") of Wheeling-Pittsburgh Steel Corporation ("WPSC"), entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh Canfield Corporation. The agreement expires in August 1999. Accounts receivable at June 30, 1995 exclude $75 million, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this agreement are based upon a fixed rate set on the date the receivables are sold and range from 6.625% to 9.0% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

NOTE 5 - SHORT TERM DEBT

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

      Borrowings outstanding under the RCF at June 30, 1995 totaled $32.0 million. The RCF expires in October 1995.

NOTE 6 - SALE OF RADIO STATIONS

             The Company received Federal Communication Commission preliminary approval for the sale of all its radio stations in the second quarter in two separate transactions. In the first transaction, the Company sold the assets relating to WPXR-FM and WPXR-AM, its stations located in Quad Cities, Illinois, to Segue Communications, Inc. The second transaction, which is expected to close in the third quarter, involves assets related to stations WCHY-AM and WCHY-FM (Savannah, Ga.), WODE-FM and WIPI-AM (Allentown, Pa.), KRZR-FM and KTHT-FM (Fresno, Calif.), and KSSK-FM, KSSK-AM and KUCD-FM (Honolulu, Hawaii) to Patterson Broadcasting, Inc. The Company recognized a combined gain of $6.7 million on these transactions.

NOTE 7 - CONTINGENCIES

      ENVIRONMENTAL MATTERS

             The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. For the six months ended June 30, 1995 and years 1994 and 1993, aggregate capital expenditures for environmental control projects totaled approximately $2.1 million, $8.7 million and $8.0 million, respectively.

             The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statues at seven waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1 million and $4 million. At four other sites the costs are estimated to aggregate between $25,000 and $250,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the forseeable future. Non-current accrued environmental liabilities totaled $7.3 million and $7.6 million, at June 30, 1995 and June 30, 1994, respectively. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

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

PART I

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      Net sales for the second quarter of 1995 increased 21.9% to $366.3 million on shipments of steel products totaling 659,361 tons, compared to net sales of $300.4 million on shipments of steel products totaling 602,043 tons in the second quarter of the prior year. The increase in net sales reflects the inclusion of Unimast, Inc., acquired at the end of the 1995 first quarter, and a 10.6% increase in net sales of the pre-acquisition business. The increase in net sales of the pre-acquisition business is due to a 2.2% increase in volume of steel products shipped, a 5.9% increase in steel sales prices and shipment of a higher value- added product mix. Average product prices of the base business increased by 8.2% from $499 to $540 per ton shipped.

      Second quarter 1995 operating costs totaled $345.6 million, compared to $277.1 million in the 1994 second quarter. The increase in operating costs reflects $33.7 million of Unimast operating costs and a 12.5% increase in pre-acquisition business operating costs. The increase in operating costs principally reflects the increase in volume of steel products shipped, an increase in the consumption and price of purchased steel slabs due to the planned outage of a blast furnace to be relined, and a higher cost mix of products shipped, partially offset by an adjustment to certain benefit costs. The Company purchased semi finished steel to supplement its raw steel production to make up for production lost during the planned blast furnace outage, which was completed in June, to meet customer commitments during a period of strong product demand and to more fully utilize hot strip mill capacity. The 1995 second quarter operating rate (raw steel production as a percentage of capacity) was 74.0% compared to 94.8% in the 1994 second quarter. Steel production was 100% continuous cast.

      Depreciation was $.9 million lower in the 1995 second quarter, compared to the 1994 second quarter, primarily due to the lower production levels, but partially offset by higher amounts of depreciable assets and the inclusion of Unimast depreciation.

      Other income increased to $12.5 million in the 1995 second quarter from a $.4 million loss in the second quarter of the prior year. The increase is due principally to a $6.7 million gain on the announced sale of the Company's radio stations. Interest and investment income on short-term investments increased to $3.3 million from a $3.6 million loss in the 1994 second quarter. Equity income increased to $2.0 million from $1.3 million in the 1994 second quarter. Unrealized losses on available-for-sale securities of $4.3 million have been reported as a separate component of stockholders equity in the 1995 second quarter.

      The 1995 second quarter tax provision reflects the estimated annual effective tax rate. The provision includes the effect of recognizing certain deferred tax assets, but excludes the benefit of applying pre-reorganization tax benefits. Pre-reorganization tax benefits are direct additions to paid-in capital and totaled $13.2 million and $3.4 million in the second quarters of 1995 and 1994, respectively.

      Net income for the 1995 second quarter totaled $21.5 million, or 60 cents per common share, compared to net income of $12.9 million, or 36 cents per common share, in the 1994 second quarter.

      Net sales for the first half of 1995 totaled $690.5 million on shipments of steel products of 1,270,174 tons, compared to net sales of $554.2 million on shipments of steel products of 1,129,920 tons in the 1994 first half. The increase in net sales reflects the inclusion of Unimast, Inc., and an 18.4% increase in net sales of the pre-acquisition business. The increase in net sales of the pre-acquisition business reflects an 8.5% increase in volume of steel products shipped, a 6.1% increase in steel sales prices and shipment of a higher-valued product mix. Average product prices (excluding Unimast) increased from $491 to $535 per net ton shipped. The increase in volume of products shipped and movement toward a higher- valued product mix partially reflects the effect of acquisitions of downstream manufacturing operations by Wheeling Corrugating Company in recent years.

      Operating costs for the first half of 1995 totaled $644.1 million, compared to $524.1 million in the 1994 first half. The increase in operating costs reflects the inclusion of Unimast, the increase in volume of steel products shipped, an increase in the consumption and price of purchased steel slabs due to the planned blast furnace outage, which was completed in June, and the higher cost mix of products shipped, partially offset by an adjustment to certain benefit costs. Raw steel production declined 3.8% compared to the first half of 1994. Cost of sales per ton shipped (excluding Unimast) increased 8.6% to $443 from $408 per ton shipped. Depreciation increased 8.9% due to increased amounts of depreciable assets, inclusion of Unimast depreciation, partially offset by lower production levels.

      Selling, administrative and general expense increased 8.2% to $33.1 million in the 1995 first half due to the addition of Unimast, Inc. and higher consulting services, partially offset by lower general tax expense.

      Profit sharing increased by $.8 million to $4.2 million in the first half of 1995 due to higher levels of pre-tax income. Interest expense decreased $.9 million to $11.7 million in the 1995 first half due to lower levels of long term debt, partially offset by lower amounts of capitalized interest.

      Other income in the 1995 first half increased $9.1 million, compared to the 1994 first half, due to a $6.7 million gain on the sale of the radio stations, an increase of $3.6 million to $11.0 million of interest and investment income on short term investments, and a $1.2 million increase to $4.0 million equity income. In the first half of 1994 the Company also received and recorded a $36.1 million ($26.7 million net of tax) legal settlement as a result of a favorable decision in antitrust litigation against the Bessemer and Lake Erie Railroad.

      The Company adopted SFAS 112 as of January 1, 1994, resulting in a first quarter charge of $12.2 million ($10.0 million net of tax). SFAS 112 established accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement.

      Net income for the 1995 first half totaled $44.3 million, or $1.23 per common share, compared to net income of $39.3 million, or $1.19 per common share in the 1994 first half. Excluding the 1994 after-tax charge of $10.0 million due to adopting SFAS 112 and the after- tax income of $26.7 million on the legal settlement, resultant first half 1994 income totaled $22.6 million, or 61 cents per common share.

FINANCIAL POSITION

      Net cash flow from operating activities for the first six months of 1995 totaled $162.0 million. Short term trading investments are reported as cash flow from operating activities and provided $120.0 million of funds in the 1995 first half. Working capital accounts (excluding cash, short term investments and current maturities of long term debt) used $46.2 million of funds, excluding $22.8 million of working capital requirements for Unimast, Inc., acquired on March 31, 1995. Accounts receivable increased by $6.8 million, trade payables increased $16.7 million and other current liabilities decreased $16.6 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $296.1 million at June 30, 1995, an increase of $11.6 million from December 31, 1994 (excluding effect of Unimast purchase). Other current assets increased $27.8 million due primarily to increased notes receivable. The decrease in other current liabilities is due primarily to payment of certain accrued taxes and employee benefits.

      In the first six months of 1995, $59.7 million was spent on capital improvements including $2.1 million on environmental control projects. The Company completed the acquisition of Unimast Inc. during the first quarter for cash consideration of $27.5 million and the assumption of liabilities totaling $35.0 million, including long term debt of $19.7 million. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years will continue to exceed depreciation expense and represent a material use of operating funds.

      Non-current accrued environmental liabilities totaled $7.3 million at June 30, 1995 and $7.6 million at June 30, 1994. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

      In October 1994 WPSC entered into a new Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes of up to $50 million. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 2.0%. Borrowings under the RCF are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The RCF has certain restrictions on indebtedness, liens and dividends. Borrowings outstanding at June 30, 1995 under the RCF totaled $32.0 million. The RCF expires in October 1995. The Company intends to negotiate a new RCF.

      In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At June 30, 1995 letters of credit totaling $24.5 million were issued under this facility. No amounts have been drawn down pursuant to these letters of credit and no liabilities recorded. The letters of credit are collateralized by U.S. government securities owned by the Company and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit. The collateral is recorded as non-current other assets.

      As of June 30, 1995, the Company had repurchased on the open market 2,025,000 shares of its Common Stock for an aggregate purchase price of approximately $22.6 million. The Board of Directors had previously authorized the Company to repurchase up to 10% of the Company's outstanding Common Stock, and the Company may, from time to time, continue to purchase additional shares of Common Stock.

      WPC has outstanding approximately $270 million of its Senior Notes and $9.5 million of its First Mortgage Notes. The indentures relating to both the Senior Notes and the First Mortgage Notes contain covenants and restrictions that limit the Company's operating flexibility.

      WHX was successful in placing one of its nominees on the Teledyne, Inc. board of directors at Teledyne's annual stockholders' meeting on April 26, 1995. The WHX nominee elected to the Teledyne board is "committed to a sale of Teledyne to the highest bidder and will attempt to influence the majority of the Teledyne board to effect such a sale rather than remain independent."



LIQUIDITY

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, borrowing availability under the RCF and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During the six months of 1995, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on the financial condition or results of operations of the Company.

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



                                         WHX CORPORATION



                                            F.G. CHBOSKY
                                            ----------------------------------
                                            F. G. Chbosky
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)


August 8, 1995