Form 10-Q
period 1995-09-30
WHX CORP
filed 1995-11-02
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 1995
                              -------------------------------------------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from----------------to------------------------------




    FOR QUARTER ENDED SEPTEMBER 30, 1995     COMMISSION FILE NUMBER 1-2394


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of October 26, 1995 was 25,971,000 which includes 449,053 redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                        QUARTER ENDED SEPT. 30,                     NINE MONTHS ENDED SEPT. 30,
                                                       ------------------------                   -----------------------------
                                                        1995              1994                    1995                1994
                                                        ----              ----                    ----                ----
                                                                          (Dollars in Thousands)

NET SALES                                              $339,435          $309,817              $1,029,893           $864,047
---------

OPERATING COSTS
      Cost of goods sold                                283,587           249,934                 858,330            710,558
      Depreciation                                       17,516            15,653                  49,561             45,088
      Selling and administration expense                 17,849            16,750                  50,972             47,354
      Profit sharing                                      1,624             3,004                   5,807              6,427
                                                         ------            ------                  ------             ------

                                                        320,576           285,341                 964,670            809,427
                                                       --------          --------                --------           --------

OPERATING INCOME                                         18,859            24,476                  65,223             54,620
----------------

      Interest expense                                    5,248             5,039                  16,983             17,695
      Other income                                       11,176             2,272                  33,397             15,360
      B. & L.E. settlement                                   --                --                      --             36,091
                                                             --                --                      --            -------

INCOME BEFORE TAXES AND CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                        24,787            21,709                  81,637             88,376
      ---------------------------

      Tax provision                                       5,453             2,992                  17,960             20,326
                                                         ------            ------                 -------            -------

INCOME BEFORE CUMULATIVE EFFECT OF
      ACCOUNTING CHANGE                                  19,334            18,717                  63,677             68,050
      -----------------

Cumulative effect on prior years of
      adoption of SFAS 112                                   --                --                      --             (9,984)
                                                         ------            ------                  ------            -------

NET INCOME                                               19,334            18,717                  63,677             58,066
----------

Dividend requirement for  Preferred Stock                 5,719             2,581                  17,156              7,456
                                                         ------            ------                 -------             ------

NET INCOME APPLICABLE TO COMMON STOCK                  $ 13,615          $ 16,136                $ 46,521           $ 50,610
-------------------------------------                  ========          ========                ========           ========

Income (loss) per share of common stock:
      Primary:     Before cumulative effect
                   of accounting change                   $.52             $.55                  $ 1.73               $2.10
                   Cumulative effect of
                   accounting change                       --               --                      --                 (.35)
                                                         -----             ----                   -----               ------
                   Total                                  $.52             $.55                   $1.73               $1.75
                                                         =====            =====                   =====               =====
      Fully Diluted:                                      $.43             $.47                   $1.40               $1.49
                                                         =====            =====                   =====               =====


See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                             SEPTEMBER 30,             DECEMBER 31,
                                                                1995                      1994
                                                                ----                      ----
                                                                  (Dollars and Shares in Thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                  $ 25,828                  $ 13,424
      Short term investments                                      343,770                   388,182
      Trade receivables - net                                      97,028                   110,330
      Inventories:
          Finished and semi-finished products                     200,220                   170,595
          Raw materials   77,230                                   68,302
          Other materials and supplies                             27,708                    25,376
          Excess of LIFO over current cost                         (2,168)                   (3,109)
                                                                  -------                   -------
                                                                  302,990                   261,164

      Other current assets                                         16,564                    12,605
                                                                  -------                   -------
                          Total current assets                    786,180                   785,705

Property, plant and equipment at cost, less
      accumulated depreciation and amortization                   802,690                   768,284
Deferred income taxes     96,056                                   62,339
Other non-current assets                                           97,566                   113,580
                                                                ---------                ----------
                                                               $1,782,492                $1,729,908
                                                               ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                            $ 110,536                 $ 111,645
      Deferred income taxes - current                              38,889                    36,189
      Other current liabilities                                   102,205                   109,567
      Long-term debt due in one year                                3,993                     4,253
                                                                ---------                 ---------
                          Total current liabilities               255,623                   261,654

Long-term debt                                                    286,061                   289,500
Employee benefit liabilities                                      427,620                   429,221
Other liabilities                                                  54,077                    50,395
                                                               ----------                 ---------
                                                                1,023,381                 1,030,770
                                                                ---------                 ---------
Redeemable Common Stock - 449 shares
      and 473 shares                                                6,470                     6,884
                                                               ----------                ----------

Stockholders' Equity:
      Preferred Stock $.10 par value
          6,500 shares                                                650                       650
      Common Stock - $.01 par value - 25,522
          shares and 27,229 shares                                    255                       272
      Unrealized gain on securities
          available for sale                                        4,348                     3,078
      Additional paid-in capital                                  700,112                   664,902
      Accumulated earnings                                         69,870                    23,352
                                                                ---------                ----------
                                                                  775,235                   692,254
Less treasury stock - 2,025 shares                                (22,594)                        -
Total stockholders equity                                         752,641                   692,254

                                                               $1,782,492                $1,729,908
                                                               ==========                ==========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                           -------------------------------
                                                                            1995                      1994*
                                                                            ----                      -----
                                                                                (Dollars in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income                                                            $ 63,677                  $ 58,066
      Non cash expenses:
          Depreciation                                                        49,561                    45,088
          Other postemployment benefits                                        4,800                     8,600
          Deferred income tax                                                  4,152                    16,880
          Cumulative effect of accounting change                                --                       9,984
          Gain on sale of assets                                              (7,489)                     --
      Decrease (increase) in working capital elements:
          Trade receivables                                                    4,792                   (30,313)
          Inventories                                                        (18,455)                  (15,737)
          Other current assets                                                (3,959)                   (2,815)
          Trade payables                                                     (13,097)                   (8,071)
          Short term investments(trading)                                     41,614                  (147,829)
          Other current liabilities                                           (9,492)                    9,122
      Other items - net                                                       (3,202)                   (2,226)
                                                                            ---------                  --------

          Net cash flow from operating activities                            112,902                   (59,251)
                                                                            --------                  --------

CASH FLOW FROM INVESTING ACTIVITIES:
      Short term investments-available for sale                                4,068                      --
      Plant additions and improvements                                       (74,527)                  (42,362)
      Unimast Incorporated investment                                        (27,500)                     --
      W-P Radio Corp. investment                                                --                     (10,476)
      Sales of assets                                                         43,973                      --
      Investment in joint ventures                                            (6,053)                     --
                                                                             -------                      --

          Net cash used by
              investing activities                                           (60,039)                  (52,838)
                                                                            --------                  --------

CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from Series B Preferred Stock offering                           --                     169,750
      Proceeds from receivable securitization                                 22,000                    45,000
      Short term borrowings (repayments)                                        (510)                     --
      Long-term borrowings (repayments)                                      (22,928)                  (56,245)
      Treasury stock acquisition                                             (22,594)                     --
      Preferred stock dividends                                              (17,157)                   (7,456)
      Letter of credit collateralization                                       1,094                   (28,278)
      Redemption of common stock                                                (364)                     (470)
                                                                             -------                     ------

          Net cash from financing activities                                 (40,459)                  122,301
                                                                           ---------                  --------

INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                        12,404                    10,212

Cash and cash equivalents
      at beginning of period                                                  13,424                     5,996
                                                                             -------                    ------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                      $ 25,828                  $ 16,208
                                                                            ========                  ========

See notes to consolidated financial statements.
*Reclassified for comparability

                                 WHX CORPORATION

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

        The consolidated balance sheet as of September 30, 1995, the consolidated statement of income for the three and nine month periods ended September 30, 1995 and 1994, and the consolidated statement of cash flow for the nine month periods ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 1995 and the results of operations and changes in cash flow for the periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1994. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

NOTE 1 - EARNINGS PER SHARE

         The computation of primary earnings per share of common stock is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options and warrants. Five-year warrants issued pursuant to the Company's 1991 Plan of Reorganization totaled 1.5 million at September 30, 1995. Outstanding stock options granted to officers, directors and employees totaled 2.4 million at September 30, 1995. The dilutive effect of common stock equivalents arising from the warrants and stock options on the computation of net income per share is approximately $.02 per share and $.06 per share in the third quarter and nine month periods, respectively. The computation of fully diluted earnings per share further assumes the sale of all redeemable common stock into the public market and conversion of all convertible preferred stock. There were 2,025,000 shares of common stock held as treasury shares at September 30, 1995.

         The shares used in the computations were as follows:

                         Quarter Ended Sept. 30,          Nine Months Ended Sept. 30,
                    1995               1994             1995                1994
                    ----               ----             ----                ----

 Primary           26,417,588        29,152,169        26,935,546         28,862,151
 Fully diluted     44,947,279        39,405,247        45,544,521         38,888,494

         The Company intends to retain future earnings for working capital needs and to finance capital improvements and presently does not intend to pay cash dividends on its common stock for the foreseeable future. In addition, the terms of the Company's long term debt place certain limitations on the Company's ability to pay cash dividends.

NOTE 2 - SHORT TERM INVESTMENTS

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

         The Company recognized gains and losses based on specific identification of the securities which comprise the investment balance. At September 30, 1995 unrealized holding gains on available-for-sale securities of $4.3 million have been reported as a separate component of stockholder's equity.

NOTE 3 - ACCOUNTS RECEIVABLE

         On August 17, 1994, Wheeling-Pittsburgh Funding, Inc. a special purpose wholly- owned subsidiary ("Funding") of Wheeling-Pittsburgh Steel Corporation ("WPSC"), entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh Canfield Corporation. The agreement expires in August 1999. Accounts receivable at September 30, 1995 exclude $67 million, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this agreement are based upon a fixed rate set on the date the receivables are sold and range from 6.625% to 9.0% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

NOTE 4 - SHORT TERM DEBT

         In October 1994 WPSC entered into a new Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes of up to $50 million. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 2.0%. Borrowings under the RCF are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The RCF has certain restrictions on indebtedness, liens and dividends. There are no borrowings outstanding under the RCF at September 30, 1995. The RCF, which was scheduled to expire in October 1995, has been extended through December while the Company negotiates a new RCF.

NOTE 5 - SALE OF RADIO STATIONS

         The Company recognized a combined gain of $6.7 million on the sale of all its radio stations in the second quarter in two separate transactions. In the first transaction, the Company sold the assets relating to WPXR-FM and WPXR-AM, its stations located in Quad Cities, Illinois, to Segue Communications, Inc. The second transaction involved assets related to stations WCHY-AM and WCHY-FM (Savannah, Ga.), WODE-FM and WIPI-AM (Allentown, Pa.), KRZR-FM and KTHT-FM (Fresno, Calif.), and KSSK-FM, KSSK-AM and KUCD-FM (Honolulu, Hawaii) to Patterson Broadcasting, Inc.

NOTE 6 - CONTINGENCIES

      ENVIRONMENTAL MATTERS

         The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. For the nine months ended September 30, 1995 and the years ended December 31, 1994 and 1993, aggregate capital expenditures for environmental control projects totaled approximately $4.2 million, $8.7 million and $8.0 million, respectively.

         The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statues at seven waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1 million and $4 million. At four other sites the costs are estimated to aggregate between $25,000 and $250,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the forseeable future. Non-current accrued environmental liabilities totaled $7.3 million and $7.6 million, at September 30, 1995 and September 30, 1994, respectively. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on its financial condition or results of operations. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

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

PART I

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         Net sales for the third quarter of 1995 increased 9.6% to $339.4 million on shipments of steel products totaling 621,635 tons, compared to net sales of $309.8 million on shipments of steel products totaling 617,737 tons in the third quarter of 1994. The increase in net sales reflects the inclusion of Unimast, Inc., acquired at the end of the 1995 first quarter, and a 1.3% decrease in net sales of the Company's pre-acquisition business. The decrease in net sales of the Company's pre-acquisition business is due to a 6.7% decrease in volume of steel products shipped, partially offset by a 2.7% increase in steel sales prices and shipment of a higher value-added product mix. Average product prices of the pre-acquisition business increased by 5.8% from $502 to $531 per ton shipped.

         Third quarter 1995 operating costs totaled $320.6 million, compared to $285.3 million in the 1994 third quarter. The increase in operating costs reflects $33.0 million of Unimast operating costs and a .8% increase in pre-acquisition business. The increase in operating costs principally reflects the increase in volume of steel products shipped, an increase in the price of purchased steel slabs and scrap, and a higher cost mix of products shipped. The Company purchased semi finished steel to supplement its raw steel production to meet customer commitments during periods of strong product demand and to more fully utilize hot strip mill capacity. The 1995 third quarter operating rate (raw steel production as a percentage of capacity) was 95.8% compared to 96.9% in the 1994 third quarter. Steel production was 100% continuous cast.

         Depreciation was $1.9 million higher in the 1995 third quarter, compared to the 1994 third quarter due to higher amounts of depreciable assets and the inclusion of Unimast depreciation.

         Other income increased to $11.2 million in the 1995 third quarter from $2.3 million in the 1994 third quarter. Interest and investment income on short-term investments, including realized gains from the sale of 1,878,900 shares of common stock of Teledyne, Inc., increased to $14.5 million from $2.0 million in the 1994 third quarter due to higher market valuations of the short term investments. The 1994 third quarter included losses of $5.9 million on trading securities. Unrealized gains on available-for-sale securities reported as a separate component of stockholders equity totaled $4.3 million at the end of the 1995 third quarter.

         The 1995 third quarter tax provision reflects the estimated annual effective tax rate. The provision includes the effect of recognizing certain deferred tax assets, but excludes the benefit of applying pre-reorganization tax benefits. Pre-reorganization tax benefits are direct additions to paid-in capital and totaled $7.5 million and $3.6 million in the third quarters of 1995 and 1994, respectively.

         Net income for the 1995 third quarter totaled $19.3 million, or 52 cents per common share, compared to net income of $18.7 million, or 55 cents per common share, in the 1994 third quarter.

         Net sales for the first nine months of 1995 totaled $1,029.9 million on shipments of steel products of 1,891,809 tons, compared to net sales of $864.0 million on shipments of steel products of 1,747,657 tons in the 1994 nine month period. The increase in net sales reflects the inclusion of Unimast, Inc., and an 11.4% increase in net sales of the Company's pre- acquisition business. The increase in net sales of the Company's pre-acquisition business reflects a 3.1% increase in volume of steel products shipped, a 5.2% increase in steel sales prices and shipment of a higher-valued product mix. Average product prices (excluding Unimast) increased from $494 to $534 per net ton shipped. The increase in volume of products shipped and movement toward a higher-valued product mix partially reflects the effect of acquisitions of downstream manufacturing operations by Wheeling Corrugating Company in recent years.

         Operating costs for the first nine months of 1995 totaled $964.7 million, compared to $809.4 million in the 1994 first nine months. The increase in operating costs reflects the inclusion of Unimast, the increase in volume of steel products shipped, an increase in the price of purchased steel slabs and scrap and the higher cost mix of products shipped, partially offset by an adjustment to certain benefit costs. Raw steel production declined 2.9% compared to the first nine months of 1994 principally due to a planned blast furnace outage in the second quarter. Cost of sales per ton shipped (excluding Unimast) increased 8.6% to $442 from $407 per ton shipped. Depreciation increased 9.9% due to increased amounts of depreciable assets, and inclusion of Unimast depreciation, partially offset by lower production levels.

         Selling, administrative and general expense increased 7.6% to $51.0 million in the 1995 nine month period due to the addition of Unimast and higher consulting services, partially offset by lower general tax expense.

         Profit sharing decreased by $.6 million to $5.8 million in the first nine months of 1995 due to lower levels of pre-tax income. Interest expense decreased $.7 million to $17.0 million in the 1995 first nine months due to lower levels of long term debt, partially offset by lower amounts of capitalized interest.

         Other income in the first nine months of 1995 increased $18.0 million, compared to the 1994 first nine months, due primarily to a $6.7 million gain on the sale of the Company's radio stations, and an increase of $16.8 million to $26.2 million of interest and investment income on short term investments, including realized gains from the sale of 1,878,900 shares of common stock of Teledyne, Inc. In the first nine months of 1994 the Company also received and recorded a $36.1 million ($26.7 million net of tax) legal settlement as a result of a favorable decision in antitrust litigation against the Bessemer and Lake Erie Railroad.

         The Company adopted SFAS 112 as of January 1, 1994, resulting in a first quarter charge of $12.2 million ($10.0 million net of tax). SFAS 112 established accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement.

         Net income for the 1995 nine month period totaled $63.7 million, or $1.73 per common share, compared to net income of $58.1 million, or $1.75 per common share in the 1994 nine month period. Excluding the 1994 after-tax charge of $10.0 million due to adopting SFAS 112 and the after-tax income of $26.7 million on the legal settlement, resultant 1994 nine months income totaled $41.4 million, or $1.18 per common share.

FINANCIAL POSITION

         Net cash flow from operating activities for the first nine months of 1995 totaled $112.9 million. Short term trading investments are reported as cash flow from operating activities and provided $41.6 million of funds in the 1995 first nine months. Working capital accounts (excluding cash, short term investments and current maturities of long term debt) used $40.2 million of funds, excluding $22.8 million of working capital requirements for Unimast acquired on March 31, 1995. Accounts receivable decreased by $4.8 million, trade payables decreased $13.1 million and other current liabilities decreased $9.5 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $303.0 million at September 30, 1995, an increase of $18.5 million from December 31, 1994 (excluding effect of Unimast purchase). The decrease in other current liabilities is due primarily to payment of certain accrued taxes and employee benefits.

         In the first nine months of 1995, $74.5 million was spent on capital improvements including $4.2 million on environmental control projects. The Company completed the acquisition of Unimast during the first quarter for cash consideration of $27.5 million and the assumption of liabilities totaling $35.0 million, including long term debt of $19.7 million. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years will continue to exceed depreciation expense and represent a material use of operating funds.

         Non-current accrued environmental liabilities totaled $7.3 million at September 30, 1995 and $7.6 million at September 30, 1994. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on its financial condition or results of operations. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

         In October 1994 WPSC entered into a new Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes of up to $50 million. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 2.0%. Borrowings under the RCF are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The RCF has certain restrictions on indebtedness, liens and dividends. No borrowings are outstanding at September 30, 1995 under the RCF. The RCF, which was scheduled to expire in October 1995, has been extended through December while the Company negotiates a new RCF.

         In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At September 30, 1995 letters of credit totaling $26.1 million were issued under this facility. No amounts have been drawn down pursuant to these letters of credit and no liabilities recorded. The letters of credit are collateralized by U.S. government securities owned by the Company and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit. The collateral is recorded as non-current other assets.

         As of September 30, 1995, the Company had repurchased on the open market 2,025,000 shares of its Common Stock for an aggregate purchase price of approximately $22.6 million. The Board of Directors had previously authorized the Company to repurchase up to 10% of the Company's outstanding Common Stock, and the Company may, from time to time, continue to purchase additional shares of Common Stock.

         Wheeling-Pittsburgh Corporation has outstanding approximately $270.3 million of its Senior Notes and $9.5 million of its First Mortgage Notes. The indentures relating to both the Senior Notes and the First Mortgage Notes contain covenants and restrictions that limit the Company's operating flexibility.

LIQUIDITY

         Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, borrowing availability under the RCF and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During the nine months of 1995, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on its financial condition or results of operations of the Company.

         Although the Company is experiencing a softening in demand and in certain steel prices, the Company anticipates continued profitability in the fourth quarter based on the current order backlog at its steel subsidiary, Wheeling-Pittsburgh Steel Corporation.

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



                                      WHX CORPORATION



                                      /s/ F. G. CHBOSKY
                                         --------------
                                          F. G. Chbosky
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)







October 30, 1995