Form 10-Q/A
period 1995-09-30
WHX CORP
filed 1995-11-28
CIK 106618

FORM 10-Q/A


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

NOTE 5 - SALE OF RADIO STATIONS

             The Company recognized a combined gain of $6.7 million on the sale of all its radio stations in the second quarter in two separate transactions. In the first transaction, the Company sold the assets relating to WPXR-FM and WPXR-AM, its stations located in Quad Cities, Illinois, to Segue Communications, Inc. The second transaction involved assets related to stations WCHY-AM and WCHY-FM (Savannah, Ga.), WODE-FM and WIPI-AM (Allentown, Pa.), KRZR-FM and KTHT-FM (Fresno, Calif.), and KSSK-FM, KSSK- AM and KUCD-FM (Honolulu, Hawaii) to Patterson Broadcasting, Inc.

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

      In October 1994 WPSC entered into a new Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes of up to $50 million. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 2.0%. Borrowings under the RCF are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The RCF has certain restrictions on indebtedness, liens and dividends. No borrowings are outstanding at September 30, 1995 under the RCF. The RCF, which was scheduled to expire in October 1995, has been extended through December while the Company negotiates a new RCF. While the Company anticipates that a new RCF will be negotiated on terms acceptable to the Company prior to the expiration of the RCF in December 1995, there is no assurance that such agreement will be reached. The Company does not believe, however, that a failure to negotiate a new RCF would have a material adverse impact on the Company's liquidity given the current level of the Company's cash, cash equivalents and short term investments.

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

      Wheeling-Pittsburgh Corporation has outstanding approximately $270.3 million of its Senior Notes and $9.5 million of its First Mortgage Notes. The indentures relating to both the Senior Notes and the First Mortgage Notes contain covenants and restrictions that, under certain circumstances, limit the Company's ability to incur additional debt, sell assets, and pay dividends, among other things. The Company believes, however, that these restrictions will not impair its ability to conduct its operations and make the investments necessary for its business, including all planned and required capital expenditures.

      The Company's sale of certain shares of common stock of Teledyne, Inc. does not alter the Company's previously disclosed desire to acquire Teledyne, Inc., or certain of its businesses, on terms acceptable to the Company.

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



                                WHX CORPORATION




                                /s/      F. G. CHBOSKY
                                         F. G. Chbosky
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)




November 28, 1995