Form 10-Q/A
period 1995-09-30
WHX CORP
filed 1995-12-08
CIK 106618

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

      The Company's sale of certain shares of common stock of Teledyne, Inc. does not alter the Company's previously disclosed desire to acquire Teledyne, Inc., or certain of its businesses, on terms acceptable to the Company. On October 25, 1995, Teledyne, Inc. announced that it was discontinuing its active investigation of a possible sale of itself or any other extraordinary transaction. WHX has not formally amended its proposal to acquire Teledyne, Inc. for $22 per share in cash and securities since its offer in November 1994, which offer was rejected by the Board of Teledyne.

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



                                WHX CORPORATION




                                /s/      F. G. CHBOSKY
                                         --------------------------------
                                         F. G. Chbosky
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)




December 8, 1995