Form 10-K405
period 1995-12-31
WHX CORP
filed 1996-03-04
CIK 106618

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995.
                                       OR

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

                                                        NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                       ON WHICH REGISTERED
Common Stock, $.01 par value                           New York Stock Exchange
Series A Convertible Preferred Stock, $.10 par         New York Stock Exchange
  value
Series B Convertible Preferred Stock, $.10 par         New York Stock Exchange
  value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
     Aggregate market value of Common Stock held by non-affiliates of the Registrant as of February 1, 1996 was $338 million, which value, solely for the purposes of this calculation excludes shares held by Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 1, 1996 was 27,520,147, including 442,768 shares of redeemable Common Stock.

     APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                      DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive proxy statement to be filed pursuant to Regulation 14 A in connection with the 1996 annual meeting of stockholders Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     WHX Corporation ("WHX"), (together with its consolidated subsidiaries, the "Company"), indirectly through Wheeling-Pittsburgh Corporation ("WPC"), a wholly owned subsidiary, and Wheeling-Pittsburgh Steel Corporation ("WPSC"), a wholly owned subsidiary of WPC, is the ninth largest domestic integrated steel manufacturer.

     The Company and its subsidiaries were reorganized into a new holding company structure on July 26, 1994. The steel-related businesses of the Company (including WPSC) other than Unimast, Inc. ("Unimast") continue to be owned by WPC, and the other businesses and assets of the Company including Unimast are owned by WHX. Pursuant to the reorganization, WPC became a wholly owned subsidiary of WHX. WHX, the new holding company, became the publicly held issuer for all Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company. In addition, WHX guaranteed WPC's outstanding 9 3/8% Senior Notes due 2003 (the "Senior Notes") and 12 1/4% First Mortgage Notes due 2000 (the "First Mortgage Notes") as well as certain other debt of WPC. The transactions were accounted for as a reorganization of entities under common control. On the merger date, WHX had the same consolidated net worth as WPC and its subsidiaries prior to the reorganization.

     Through two operating units of WPSC, the Steel Division and Wheeling Corrugating Company ("Wheeling Corrugating") and Unimast, the Company shipped
2.5 million tons of steel products in 1995. In 1995, the Company reported sales of $1.36 billion and net income of $78.0 million (before preferred stock dividends of approximately $22.9 million).

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

     The Company's strategy is to pursue growth in profitability through the manufacture and sale of value-added steel products, and to moderate the impact on the Company's earnings during periods of low steel demand. Its strategic initiatives focus on:

     - Expanding internally and through acquisitions into value-added products, while reducing the Company's reliance upon basic steel products;

     - Deploying and investing in fixed assets that allow for high utilization during periods of weak steel demand and expanded volume during periods of strong steel demand; and

     - Improving the Company's cost structure through prudent capital expenditures, productivity increases, business improvement teams and a cooperative partnership agreement with its union employees.

     Value-added steel products. The Company seeks to further expand into the manufacture of processed steel products, such as coated and fabricated steel, while reducing its reliance upon basic products, such as hot rolled sheet. The Company believes such products provide higher margins than are found on basic steel products and are less sensitive to the steel industry cycle. The Company's Wheeling-Nisshin Inc. joint venture ("Wheeling-Nisshin"), for example, which commenced operations in 1988 and doubled its capacity in 1993, currently produces over 600,000 tons annually of galvanized, galvannealed and aluminized products and used approximately 450,000 tons of the Company's cold rolled sheet in 1995.

     In 1994 and 1995 the Company negotiated several transactions that furthered its strategy of expansion into higher value-added products. In March 1995 the Company acquired Unimast, a leading manufacturer of steel framing and related accessories for residential and commercial building construction with shipments of approximately 130,000 tons of steel products in 1995. Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories. Unimast also uses non-prime galvanized substrate for a material portion of its requirements. As such, the Company has an additional outlet to apply for further processing some portion of its non-prime products. In December 1994, the Company acquired the Bowman Metal Deck Division of Armco, Inc. ("Bowman"), which currently utilizes approximately 40,000 tons of the Company's cold rolled and hot dipped galvanized production annually for conversion into specialized construction products. In June 1994, the Company entered into a joint venture with Dong Yang Tinplate Ltd. ("Dong Yang"), a leading South Korea-based tin plate producer, and Nittetsu Shoji America, a U.S.-based tin plate importer, to construct and operate a state-of-the-art tin coating line facility in Belmont County, Ohio with an expected annual capacity of 250,000 tons. The Company owns 50% of the common stock of the tin mill joint venture, Ohio Coatings Co., and will supply up to 100% of the steel substrate used by the facility. The facility is expected to be completed in 1997, at which time the Company will phase out its existing tin mill production facilities which currently produce approximately 130,000 tons annually. This will enable the Company to convert more hot rolled sheet into tin-mill substrate as well as expand its line of tin-mill product offerings.

     The Company's Wheeling Corrugating operations (including Unimast), its shipments to Wheeling-Nisshin and the Company's tin plating, coating and cold rolling operations accounted for 1.8 million tons, or approximately 72% of the Company's shipments, in 1995. The Company believes that as a result of the higher than average proportion of the Company's output that is further processed beyond the hot rolled stage, as well as the rationalization of its fixed costs discussed below, the Company has, in recent years reported higher annual operating profits on a per ton basis than most of its integrated steel competitors. However, in 1995 the Company fell behind most of its integrated steel competitors due to higher costs attributable to the scheduled outage of its No. 5 Blast Furnace for relining.

     Rationalization of fixed costs. The Company's strategy also focuses on the minimization of fixed costs and maximization of capacity utilization throughout the steel industry cycle. Since 1985, the Company's overall steelmaking capacity has been reduced by 45%, or 2.0 million tons. As a result, the Company's steelmaking operations are better balanced with its finishing operations, resulting in capacity that is more efficiently employed. By having capacity at its 80-inch hot strip mill in excess of its steelmaking capacity, the Company seeks to take advantage of periods of strong steel demand by purchasing semi-finished steel from third parties, while better absorbing its fixed costs in periods of low demand by maintaining full utilization of its steel melting facilities. The cost efficiencies afforded by this operating configuration enhance the Company's ability to produce a low cost product. In furtherance of this strategy, in September 1994 the Company entered into a joint venture with ISPAT Mexicana, S.A.De C.V.("ISPAT"), whereby ISPAT sells to the joint venture slabs it produces in Mexico and Canada, for conversion at the Company's facilities in Steubenville, Ohio. The joint venture converts the slabs into hot rolled products which are marketed by the Company to third-party trade customers. The joint venture provides the Company greater flexibility in supplying slabs to the Company's 80-inch hot strip mill in times of high steel demand as well as during blast furnace outages.

     Improving cost structure. The Company continually seeks to improve its cost structure and product quality through capital expenditures, productivity increases, business improvement teams and a Cooperative Partnership Agreement ("CPA") with its union employees. In the past five years, the Company has spent in excess of $404 million in capital expenditures to modernize and upgrade its facilities, including upgrades to its cold rolling mills at its Allenport, Pennsylvania and Yorkville, Ohio facilities in 1991 and 1993, respectively, and the modernization of its 80-inch hot strip mill at Steubenville, Ohio in 1993. The Company spent approximately $83 million in 1995, which included approximately $42 million of the $54 million reline of its No. 5 blast furnace in Steubenville, Ohio. The reline increased the productivity of the No. 5 Blast Furnace and provided the Company with the ability to produce 100% of the hot metal necessary to satisfy caster production requirements from a two, rather than three, blast furnace configuration. This allowed the Company to idle one blast furnace and to possibly idle in the future its older and less efficient coke ovens, which the Company believes will result in a material reduction in future capital expenditure requirements and manning levels.

     The following table lists operating statistics for the Company and the steel industry (as reported by the American Iron and Steel Institute) for the five-year period ending December 31, 1995.

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                             1991    1992    1993    1994    1995
                                                             -----   -----   -----   -----   -----
                                                                      (TONS IN MILLIONS)
Company Raw Steel Production...............................   2.22    2.35    2.26    2.27    2.20
     Capability (1)........................................   2.44    2.40    2.40    2.40    2.40
     Utilization...........................................     91%     98%     94%     95%     92%
     Shipments.............................................    2.1     2.1     2.3     2.4     2.5
Industry Raw Steel Production..............................   87.9    93.0    97.9   100.6   103.1
     Capability............................................  117.6   113.1   109.9   108.2   112.5
     Utilization...........................................     75%     82%     89%     93%     92%
     Shipments.............................................   78.8    82.2    89.0    95.1    97.6

---------------

(1) The present raw steel capability of WPSC is approximately 2.4 million tons. In February of 1991, WPSC ceased ingot processing. The 1991 raw steel capability reflects ingot processing through February 1991.

     Product Mix. The tables below reflect the historical product mix of the Company's shipments. Increases in the percentage of higher value products have been realized during the 1990's as (i) the operations of Wheeling Corrugating were expanded, (ii) Wheeling-Nisshin's second coating line increased its requirements of cold-rolled coils from WPSC, and (iii) the Company acquired Unimast.

                                                                HISTORICAL PRODUCT MIX
                                                     ---------------------------------------------
                                                                YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                     1991      1992      1993      1994      1995
                                                     -----     -----     -----     -----     -----
PRODUCT CATEGORY:
Hot Rolled Products................................   38.5%(a)  31.5%     31.2%     31.4%     28.3%
Semi-Finished......................................    1.7        --       0.9        --        --
Higher Value-Added Products:
  Cold Rolled Products -- Trade....................    6.9      11.4      11.1      10.5       7.5
  Cold Rolled Products -- Wheeling-Nisshin.........   11.4      12.0      15.6      17.3      17.9
  Coated Products..................................   15.0      17.1      16.0      16.6      15.8
  Tin Mill Products (Tin and Black Plate)..........    9.2      10.2       8.8       7.2       6.7
  Wheeling Corrugating Products....................   17.3      17.8      16.4      17.0      23.8
                                                     -----     -----     -----     -----     -----
Total..............................................  100.0%    100.0%    100.0%    100.0%    100.0%
                                                     =====     =====     =====     =====     =====
OTHER DATA:
Higher Value-Added Products as a percentage
  of total shipments...............................   59.8%     68.5%     67.9%     68.6%     71.7%

---------------
(a) Includes export products representing 8.2% of total shipments in 1991. Export sales were not significant after 1991 and are not expected to be significant in the foreseeable future.

STEEL DIVISION

     Hot Rolled Products. Hot rolled coils represent the least processed of the Company's finished goods. Approximately 72% of the Company's 1995 production of hot rolled coils was further processed internally into value-added finished products such as cold-rolled coils. The balance of the tonnage is sold as hot-rolled black or pickled (acid cleaned) coils to a variety of consumers such as converters/processors and steel service centers and the automotive and appliance industries. The converters/processors transform the hot-rolled coil into a finished product such as pipe and tubing, while the service centers typically slit or cut the material to size for resale to the end user. In July 1993, the Company completed a $39 million modernization of its 80-inch hot strip mill located at Steubenville, Ohio. The Steubenville project included installation of a coil box and gauge controls that improved gauge, shape and physical characteristics on all tonnage passing through the hot strip mill.

     From 1991 to 1995, the Company reduced its shipments of hot rolled products from 38.5% to 28.3% of its total product mix. Management projects a further reduction in such percentage as resources are deployed to expand the Company's downstream operations.

     Cold Rolled Products. Cold-rolled coils are manufactured from hot rolled coils by employing a variety of processing techniques, including pickling, cold reduction, annealing and temper rolling. Cold rolled processing is designed to reduce the thickness and improve the shape, surface characteristics and formability of the product. In its finished form, the product may be sold to a variety of end users such as appliance or automotive manufacturers or further processed internally into corrosion-resistant coated products including hot-dipped galvanized, electrogalvanized, or tin line products. In recent years, the Company has increased its cold rolled production to support increased sales to Wheeling-Nisshin, the expansion of Wheeling Corrugating and third-party sales of its hot-dipped and electrogalvanized products.

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

     Coated Products. The Company manufactures a number of corrosion-resistant, zinc-coated products including hot-dipped galvanized sheets for resale to trade accounts and to support the fabricating operations of Wheeling Corrugating. The coated products are manufactured from a steel substrate of cold rolled or hot rolled pickled coils by applying zinc to the surface of the material to enhance its corrosion protection. The Company's trade sales of hot dipped galvanized products are heavily oriented to unexposed applications, principally in the appliance, construction, service center and automotive markets. Typical industry applications include auto underbody parts, refrigerator backs and heating/air conditioning ducts. Approximately 57% of hot dipped galvanized production tonnage is transferred to Wheeling Corrugating for further processing. The Company's hot dipped galvanized lines are older than those of certain of its competitors and will require ongoing capital expenditures to remain competitive. The Company also produces and sells electrogalvanized products for applications in the appliance and construction markets. Unimast, which was acquired in March 1995, uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems.

     Tin Mill Products. Tin mill products consist of tinplate and blackplate, which products are utilized principally in the manufacture of food, beverage, general line and aerosol containers. Blackplate is a cold rolled substrate (uncoated) the thickness of which is less than .0142 inches and is utilized extensively in the manufacture of pails and shelving. Tinplate is produced by the electro-deposition of tin to a blackplate substrate. While the majority of the Company's sales of these products is concentrated in a variety of container markets, the Company also markets products for automotive applications, such as oil filters and gaskets. The Company's participation in Ohio Coatings may enable it to expand the Company's presence in the tin plate market. Ohio Coatings' $69 million tin coating mill, expected to commence operations in 1997, will have a nominal annual capacity of 250,000 net tons. The Company will supply up to 100% of the substrate requirements of the joint venture at market prices. The Company and Nittetsu Shoji America, a U.S. based tin plate importer ("NSA") will act as the distributors of the joint venture's products.

WHEELING CORRUGATING (FABRICATED PRODUCTS)

     Wheeling Corrugating is a leading fabricator of roll-formed products for the construction, highway, and agricultural products industries. In conjunction with the Company's business strategy of expanding its sales of higher value-added products, Wheeling Corrugating has increased its shipments of fabricated products by approximately 145% since 1984. Following the establishment of its Lenexa, Kansas and Minneapolis, Minnesota locations, Wheeling Corrugating expanded its regional operations, through acquisitions, in Houston, Texas (1986), Fort Payne, Alabama (1989), Wilmington, North Carolina
(1993), Gary, Indiana and Warren, Ohio (1994). The regional presence of these facilities has enabled Wheeling Corrugating to take advantage of low-cost barge freight from the Company's Ohio Valley plants and to provide customers in the outlying areas with competitive services through "just-in-time delivery." In some of its product lines, Wheeling Corrugating has substantial market share and therefore has increased opportunity to pursue higher profit margins. Wheeling Corrugating intends to expand the manufacture, marketing and sale of products in which it already has a significant market presence, including through potential acquisitions and to take advantage of expected improvements in demand for construction and highway products. The acquisition of Unimast with facilities in Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia and Boonton, New Jersey will assist the Company in expanding its market presence in these areas. The Company believes that it would be difficult for a competitor to replicate Wheeling Corrugating's geographical breadth. The following table sets forth certain shipment information relating to Wheeling Corrugating's major product categories:

                    NET TONS SHIPPED BY WHEELING CORRUGATING

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                             1991    1992    1993    1994    1995
                                                             -----   -----   -----   -----   -----
                                                                      (TONS IN THOUSANDS)
Construction Products......................................  158.4   157.0   146.2   151.7   335.4
Highway Products...........................................  109.2   115.3   119.0   137.7   132.2
Agricultural Products......................................   90.2    91.8   100.7   113.6   125.7
Other......................................................    5.2     4.6     4.0     4.0     3.9
                                                             -----   -----   -----   -----   -----
Total Net Tons Shipped.....................................  363.0   368.7   369.9   407.0   597.2
                                                             =====   =====   =====   =====   =====

     Construction Products. Construction products consist of roll-formed sheets, which are utilized in the non-residential building market such as commercial, institutional and manufacturing. They are classified into three basic categories. Roof decking is a formed steel sheet, painted or galvanized product, which provides structural support in non-residential roofing systems. Form deck is a formed steel sheet, painted, galvanized or uncoated, that provides structural form support for structural or insulating concrete slabs in non-residential floor or roofing systems. Composite floor deck is a formed steel sheet, painted, galvanized or uncoated, that provides structural form support and positive reinforcement for structural concrete slabs in non-residential floor systems. Unimast manufactures steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories.

     Highway Products. Highway products consist of three classifications of material that are designed to service the highway construction industry. Culvert products are hot dipped galvanized sheets and coils which are produced predominantly from a hot-rolled pickled substrate. Such products are marketed to independent manufacturers of corrugated culvert pipe. Culvert pipe is spiral formed or riveted corrugated pipe which is used for highway drainage applications or in site preparation for homes, light buildings, and shopping malls. Bridge form is roll-formed corrugated sheets which are swedged on both ends and are utilized as concrete support forms in the construction of highway bridges.

     Agricultural Products. Agricultural products consist of roll-formed, corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings. The products can be manufactured from plain hot-dipped galvanized coils or from painted coils employing a zinc-coated base steel. Historically, these products have been sold primarily in rural areas. In recent years, however, such products have found increasing acceptance in light commercial buildings.

     Other. Other products include a variety of hardened and non-hardened cut nails sold under the trademark Labelle. These products are used for a number of general construction applications including hardwood flooring work, masonry work and boat building. Hot-rolled sheet is employed as the base steel in the manufacture of such products.

     Wheeling Corrugating represented 32.6% or $444 million of the Company's net sales in 1995. Management intends to continue to expand Wheeling Corrugating through the acquisition of fabricating facilities that manufacture products comparable or closely related to those of Wheeling Corrugating. The Company intends to continue to expand its emphasis on value-added products.

WHEELING-NISSHIN

     The Company has a 35.7% equity interest in Wheeling-Nisshin, which commenced commercial operations in April 1988. Shipments by Wheeling-Nisshin of hot dipped galvanized, galvannealed and aluminized products, principally to the construction industry, have increased from 158,600 tons in 1988 to 651,153 tons in 1995.

     In March 1993, Wheeling-Nisshin added a second hot-dipped galvanizing line, which increased its capacity by 67%, to approximately 600,000 annual tons and allows Wheeling-Nisshin to offer the lightest-gauge galvanized sheet products manufactured in the United States for the construction, heating, ventilation and air-conditioning ("HVAC") and after-market automotive applications. Shipments of cold-rolled steel by the Company to Wheeling-Nisshin in 1995 were approximately 450,000 tons or 17.9% of the Company's total tons shipped. The increase in shipments of cold-rolled sheet have reduced the Company's shipments of hot-rolled coils (a lower-margin steel product) and is an integral part of the Company's strategy of increasing its presence in higher value-added products.

     The Company's amended and restated supply agreement with Wheeling-Nisshin expires in 2013. Pursuant to the amended supply agreement, the Company will provide not less than 75% of Wheeling-Nisshin's steel substrate requirements, up to an aggregate maximum of 9,000 tons per week subject to product quality requirements. Pricing under the supply agreement is negotiated quarterly based on a formula which gives effect to competitive market prices.

OTHER STEEL RELATED OPERATIONS OF THE COMPANY

     The Company owns an electrogalvanizing facility which had revenues of $41.7 million while providing an outlet for 51,500 tons of steel in 1995 and a facility that produces oxygen and other gases used in the Company's steel-making operations. The Company is the owner of coal reserves that have generated an average of $1.1 million in annual royalties from 1991 to 1995. The Company is also a 12 1/2% equity partner in an iron ore mining partnership.

NON-STEEL RELATED INVESTMENTS OF THE COMPANY

     The Company made the following non-steel related acquisitions. In October 1994, WHX Entertainment Corp., a wholly owned subsidiary of WHX, purchased a 50 percent interest in the operations of Wheeling Downs Racing Association ("Wheeling-Downs") from Sportsystems Corporation for $12.5 million. Wheeling-Downs operates a racetrack and video lottery facility located in Wheeling, West Virginia.

     In 1994, Wheeling-Pittsburgh Radio Corporation ("WPRC"), a wholly owned subsidiary of WHX, purchased five operating radio stations for $12.0 million. In late November 1994, ASQ Corporation ("ASQ"), a wholly owned subsidiary of WPRC, entered into an agreement pursuant to which it acquired the assets and licenses of an additional six radio stations in the eastern and mid-western United States. In the second quarter of 1995 WPRC sold substantially all of its radio assets and recorded a gain of $6.7 million.

CUSTOMERS

     Through an extensive mix of products, the Company markets to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 40% of its net sales in 1993 and 1994, and 33.3% in 1995. Wheeling-Nisshin was the only customer to account for more than 10% of net sales. Wheeling Nisshin accounted for 13.3%, 15.5% and 13.8% of net sales in 1993, 1994, and 1995, respectively. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley. However, the Company has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. As discussed above, Wheeling Corrugating has acquired regional facilities to service an even broader geographical area.

                       PERCENT OF TOTAL NET TONS SHIPPED

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                 MAJOR CUSTOMER CATEGORY:                   1991     1992     1993     1994     1995
----------------------------------------------------------  ----     ----     ----     ----     ----
Steel Service Centers.....................................   28 %     36 %     33 %     32 %     27 %
Converters/Processors.....................................   21       20       26       28       26
Construction..............................................   17       18       17       18       22
Agriculture...............................................    5        5        5        5        6
Containers................................................    9        9        7        6        6
Automotive................................................    7        7        6        6        5
Appliances................................................    3        3        3        3        4
Exports...................................................    8       --        1       --        1
Other.....................................................    2        2        2        2        3
                                                            ----     ----     ----     ----     ----
          Total...........................................  100%     100%     100%     100%     100%
                                                            ====     ====     ====     ====     ====

     The Company's shipments historically have been concentrated within six major market segments. The ability to offer competitively priced fabricated products allows the Company to service a diverse customer base and maintain relatively stable shipments (at virtually 100% of practical melting capacity since 1987) even in periods of low steel demand. The Company's overall participation in the construction and the converters/processors markets substantially exceeds the industry average and its reliance on automotive shipments as a percentage of total shipments is substantially less than the industry average. Set forth below is a description of the Company's business with its major customer categories.

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

     Converters/Processors. The Company's shipments to the converters/processors market as a percentage of total shipments have grown from 21% in 1991 to 26% in 1995. This growth is principally attributable to the increase in shipments of full hard and fully finished cold rolled products to Wheeling-Nisshin, which uses cold rolled coils as a substrate to manufacture a variety of coated products, including hot dipped galvanized and aluminized coils for the automotive, appliance and construction markets. As a result of the second line expansion, the Company's shipments to Wheeling-Nisshin increased significantly beginning in 1993. The converters/processors industry also represents a major outlet for the Company's hot rolled products, which are converted into finished commodities such as pipe, tubing and cold rolled strip.

     Construction. The Company's shipments to the construction industry are heavily influenced by the sales of Wheeling Corrugating, which services the non-residential and agricultural building and highway industries, principally through shipments of hot dipped galvanized and painted cold rolled products. With its acquisition during the 1980's and early 1990's of regional facilities in Houston, Texas, Fort Payne, Alabama, and Wilmington, North Carolina and 1994 in Gary, Indiana and Warren, Ohio, Wheeling Corrugating has been able to market its products into broad geographical areas, which the Company expects will mitigate the effects of regional economic downturns in the construction business. The acquisition of Unimast in March 1995 increased the Company's shipments to the construction industry and its ability to market its products to broad geographic areas. Unimast has facilities located in Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia and Boonton, New Jersey.

     Agriculture. The Company's shipments to the agricultural market are principally sales of Wheeling Corrugating roll-formed, corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings.

     Containers. The vast majority of the Company's shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market subject to relatively little recessionary impact. In addition, the Company considers the current balance between supply and demand for tin mill products as the most favorable of major product categories within the domestic steel industry. The balance of the Company's shipments to this market consists of cold rolled products for pails and drums, and hot-rolled products for steel strapping.

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

RAW MATERIALS

     The Company obtains approximately half of its iron ore from spot and medium-term purchase agreements at or below prevailing world market prices. It has commitments for the majority of its blast furnace iron ore pellet needs through 1996 from suppliers in North America. In 1992 the Company increased its ownership interest in a mine located in Palmer, Michigan and owned by Empire Iron Mining Partnership ("Empire") from 10% to 12.5%. The Company is obligated to purchase approximately 12.5% or 1.0 million gross tons per year (at current production levels) of the mine's annual ore output. Interest in related ore reserves as of December 31, 1995, is estimated to be 27.6 million gross tons. In 1995, the Company consumed approximately 2.0 million gross tons of iron ore pellets in its blast furnaces. The Company is contingently liable for its share of Empire's liabilities incurred, including principal and interest on long-term debt. The Company's share of the principal amount of such obligations was approximately $2.2 million at December 31, 1995, which is payable in December 1996. Debt service payments are made by Empire and the costs are passed on to its partners. The Company's pro rata cash operating cost of Empire currently approximates the market price of ore.

     In November 1993, the Company sold the operating assets of its coal company to an unrelated third party. The Company also entered into a long term supply agreement with such third party to provide the Company with a substantial portion of the Company's coal requirements at competitive prices. The Company's operations require a substantial amount of coking coal.

     The Company currently produces all of its coke requirements and typically consumes generally all of the resultant by-product coke oven gas. In 1995, approximately 1.8 million tons of coking coal were consumed in the production of blast furnace coke by the Company. Due to the reline of its No. 5 blast furnace, the Company idled one of its blast furnaces and may possibly idle its older, less efficient coke ovens. The Company may continue to sell its excess coke and coke oven by-products to third-party trade customers.

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

BACKLOG

     Order backlog was 400,624 net tons at December 31, 1995, compared to 420,900 tons at December 31, 1994. All orders related to the backlog at December 31, 1995 are expected to be shipped during the first half of 1996, subject to delays at the customers' request. The order backlog represents orders received but not yet completed or shipped. In times of strong demand, a higher order backlog may allow the Company to increase production runs, thereby enhancing production efficiencies.

CAPITAL EXPENDITURES

     The Company's capital expenditures (including capitalized interest) for 1995 were approximately $83.3 million, including $5.9 million on environmental projects. From 1991 to 1995, such expenditures aggregated approximately $404 million. This level of capital expenditures was needed to maintain productive capacity, improve productivity and upgrade selected facilities to meet competitive requirements and maintain compliance with environmental laws and regulations. Since 1985, the Company's capital expenditure program has been and continues to be aimed at maintaining its core production capabilities and selectively upgrading product characteristics. The capital expenditure program has included improvements to the Company's infrastructure, blast furnaces, steel-making facilities, 80-inch hot strip mill and finishing operations, and has resulted in improved shape, gauge, surface and physical characteristics for its products. In particular, the quality improvements completed at the Allenport cold-rolling facility in 1992 and the installation of automatic gauge controls at the Yorkville tandem mill in 1993 have enhanced productivity and improved the quality of substrate provided to Wheeling-Nisshin and other customers. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive and to comply with environmental control requirements. The Company anticipates funding its capital expenditures in 1996 from cash on hand and funds generated by operations.

ENERGY REQUIREMENTS

     During 1995 coal constituted 73% of the Company's total energy consumption, natural gas 22% and electricity 5%. Many of the Company's major facilities that use natural gas have been equipped to use alternative fuels. The Company continually monitors its operations regarding potential equipment conversion and fuel substitution to reduce energy costs.

EMPLOYMENT

     Total employment of the Company averaged 5,996 employees during 1995, of which 4,174 were represented by the USWA, and 86 by other unions. The remainder consisted of 1,331 salaried employees and 405 non-union operating employees.

     The Company and the USWA reached agreement on the terms of its current labor agreement on March 3, 1994. The principal terms of the labor agreement, among other things, were hourly wage increases, lump sum bonuses plus a contingent payment to be paid in May 1996 based on profitability of WPSC in 1995, improvements in severance and defined contribution pension plans, a negative pledge on WPSC's property, plant and equipment in excess of amounts permitted to be borrowed under the indenture for the Senior Notes, an agreement to partially fund retiree medical benefits and the right of the USWA to have a representative appointed to the Board of Directors of WPC. The Company's current labor agreement with the USWA expires on October 1, 1996. The USWA has requested that the Company adopt a defined benefit pension plan for the benefit of the Company's employees represented by the USWA in the next labor agreement. The cost of adopting such a defined benefit pension plan, or of providing another form of retirement benefit in excess of the Company's current defined contribution plan, is not known at this time. If a new labor agreement is not negotiated before the current contract expires, or if a strike were to occur, there could be a material adverse effect on the financial condition and results of operations of the Company.

     WPC, as a signatory to the collective bargaining agreement between WPSC and the USWA, is liable for all obligations under the collective bargaining agreement, including 100% of WPSC's obligations to provide medical insurance, life insurance, disability and surviving spouse retirement benefits to WPSC's retired employees and their dependents ("WPSC Retiree Benefits"). WHX is contingently liable with respect to a portion of such benefits. WPC also is bound by certain agreements with the USWA relating to (a) restrictions on dividends payable to WPC by WPSC to the extent of 50% of the cumulative net income of WPSC since January 3, 1991, (b) tax sharing arrangements between WPC and WPSC and (c) a right of first refusal held by the respective employees of WPSC to purchase, generally, certain of WPSC's facilities in the event of the proposed sale of such facilities.

     The Company provides defined contribution pension programs for both hourly and salaried employees. The Company annually funds its obligations for each of the defined contribution plans.

COMPETITION

     The market for steel in the United States is supplied principally by domestic integrated steel producers, domestic steel mini-mills and foreign steel producers. The integrated producers typically operate large plants with annual capacities of one million tons or more. These plants produce steel from a combination of iron ore, coke and steel scrap using blast furnaces and basic oxygen furnaces. Steel mini-mills utilize electric furnaces and are able to produce steel utilizing primarily ferrous scrap metal as their basic raw material and serve regional markets. Until recently, technology constraints limited mini-mills' ability to produce sheet-steel products. However, several mini-mills now produce sheet products based on a technology known as thin-slab casting. Mini-mills use steel scrap as a primary raw material. The price of such scrap fluctuates; during periods when scrap prices are at a high point, the operating costs of mini-mills may rise in relation to those of integrated mills, such as the Company.

     As the single largest steel consuming country in the western world, the United States has long been a favorite market of steel producers in Europe and Japan. Steel producers from emerging economic powers such as Korea, Taiwan, and Brazil have also recognized the United States as a target market. Many domestic producers have found it to their advantage to form joint venture operations with foreign producers as a way to acquire capital, technology and access to affiliated customers.

     The steel industry is cyclical in nature and has been marked historically by overcapacity, resulting in intense competition among domestic and foreign producers exporting to the United States. Although domestic industry capacity has been substantially reduced through strategies such as that of the Company, overall throughput capacity still significantly exceeds demand, due to construction of mini-mills and continuing production efficiencies. The result has been continuing intense competition and price volatility.

     Total annual steel consumption in the United States has fluctuated between 88 million and slightly over 100 million tons since the early 1980s. A number of steel substitutes, including plastics, aluminum, composites and glass, have reduced the growth of domestic steel consumption.

     Steel imports as a percentage of domestic apparent consumption, excluding semi-finished steel, have been approximately 14% in 1993, 20% in 1994 and 18% in 1995. World steel demand, world export prices, U.S. dollar exchange rates and the international competitiveness of the domestic steel industry have all been factors in these import levels. However, the strong performance of the U.S. economy, relative to weaker economies in Europe and Japan, has resulted in increased imports in 1994 and 1995.

ITEM 2. PROPERTIES

     The Company has one raw steel producing plant and various other finishing and fabricating facilities. The Steubenville plant is an integrated steel producing facility located at Steubenville and Mingo Junction, Ohio and Follansbee, West Virginia. It is the Company's only raw steel producing facility. Facilities include a sinter plant, coke oven batteries that produce all coke requirements, three blast furnaces (two operating), two basic oxygen furnaces, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.4 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. The Ohio and West Virginia locations, which are separated by the Ohio River, are connected by a railroad bridge owned by the Company. A pipeline is maintained for the transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville plant. The Steubenville plant primarily produces hot-rolled products, which are either sold to third parties or shipped to other affiliated facilities for further processing.

     The following table lists the other principal plants of the Company and the annual capacity of the major products produced at each facility:

                             OTHER MAJOR FACILITIES

          LOCATIONS, OPERATIONS AND CAPACITY            TONS/YEAR         MAJOR PRODUCTS
------------------------------------------------------  ---------   --------------------------
Allenport, Pennsylvania: Continuous pickler, tandem
  mill, temper mills and annealing....................   950,000    Cold rolled sheets
Beech Bottom, West Virginia: Paint line and various
  roll forming equipment..............................   120,000    Painted steel in coil
                                                                    form, structural forms and
                                                                    decking
Canfield, Ohio: Electrogalvanizing line, paint line,
  ribbon and oscillating rewind slitters..............    65,000    Electrolytic galvanized
                                                                    sheet and strip
Martins Ferry, Ohio: Temper mill, zinc coating lines
  and roll forming equipment..........................   750,000    Hot dipped galvanized
                                                                    sheets and coils and
                                                                    formed steel products
Wheeling, West Virginia: Shotblaster, nailers and heat
  treating............................................     5,000    Cut nails
Yorkville, Ohio: Continuous pickler, tandem mill,
  temper mill, annealing and tin plating lines........   660,000    Tinplate, black plate and
                                                                    cold rolled sheets

     Wheeling Corrugating fabricates products at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; and Wilmington, North Carolina. The Fort Payne, Houston and Wilmington facilities were acquired in 1986, 1989 and 1993, respectively. The Gary and Warren facilities were acquired in 1994. In addition, the Company operates six plants located throughout the United States that fabricate culvert pipe from sheet metal. The Company maintains five regional sales offices for flat-rolled and tin mill products and nine sales offices and/or warehouses for fabricated products. Unimast, acquired in March 1995, has facilities located at Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia and Boonton, New Jersey.

     All of the above facilities currently owned by the Company are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.

     All of the above facilities and substantially all of the other real property of the Company are owned in fee by the Company (exclusive of coal lands held by subsidiaries or corporations in which the Company has an interest) and are subject to the first lien that secures ratably (i) the $9.5 million of the First Mortgage Notes and (ii) the $12.5 million face amount (as of December 31,
1995) of Tax Benefit Transfer Letters of Credit issued to support the sale of tax benefits associated with the construction of the slab caster located at the Company's Steubenville facility.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

     The Company, as are other steel manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $8.0 million, $8.7 million and $5.9 million for 1993, 1994 and 1995, respectively. The Company anticipates spending approximately $53.0 million on major environmental projects through the year 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary.

     The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at six waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1.0 million and $4.0 million. At four other sites the costs are estimated to aggregate between $25,000 and $250,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the forseeable future. Non-current accrued environmental liabilities totaled $7.3 million at December 31, 1995 and December 31, 1994. These liabilities were determined by the Company based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company's potentially responsible party status will have a material adverse effect on its financial condition or results of operations. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

     The Clean Air Act Amendments of 1990 (the "Clean Air Act") directly affect the operations of many of the Company's facilities, including coke ovens. Under the Clean Air Act, coke ovens generally will be required to comply with progressively more stringent standards which will result in an increase in environmental capital expenditures and costs for environmental compliance. The costs associated with anticipated compliance with these standards for the immediate future in the amount of $13.8 million have been included in anticipated capital expenditure requirements.

     On March 31, 1993, the EPA notified the Company of Clean Air Act violations, alleging particulate matter and hydrogen sulfide emissions in excess of allowable concentrations, at the Company's Follansbee Coke Plant. The parties have entered into a consent decree settling the civil penalties related to this matter for $.7 million. The Company has accrued for the cost of this settlement.

     In an action brought in 1985 in the U.S. District Court for the Northern District of West Virginia, the EPA claimed violations of the Solid Waste Disposal Act at a surface impoundment area at the Follansbee facility. The Company and the EPA entered into a consent decree in October 1989 whereby soil and groundwater testing and monitoring procedures are required. The Company has submitted, and is awaiting EPA approval of, a testing and monitoring plan. The extent and cost of remediation cannot be ascertained until testing in accordance with an approved plan is completed. In June of 1995 the USEPA informally requested corrective action affecting other areas of the Follansbee facility. The Company believes that EPA's request is subject to dispute resolution under the October 1989 decree.

     On December 20, 1995 the Department of Justice notified the Company of its intention to bring proceedings seeking civil penalties for alleged violations of the Clean Water Act (1991-94) and Resource Conservation and Recovery Act ("RCRA") (1990-91) at the Company's Follansbee facility. A pre-suit demand of $.6 million has been made and the Company is in the process of conducting settlement negotiations. The Company has accrued an appropriate reserve for the potential cost of this claim.

     By letter dated March 15, 1994 the Ohio Attorney General advised the Company of its intention to file suit on behalf of the Ohio EPA for alleged hazardous waste violations at the Company's Steubenville, Mingo Junction, Martins Ferry and Yorkville facilities. In subsequent correspondence the State of Ohio demanded a civil penalty of approximately $.3 million in addition to injunctive relief. The injunctive relief consists of remedial activities at each facility aggregating less than $125,000, the initiation of a waste minimization program at the affected facilities and a company wide compliance assessment. The Company is in the process of conducting settlement negotiations which would include the payment of penalties below the amount requested. The Company has accrued an appropriate reserve for this claim.

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

GENERAL LITIGATION

     The Company is a party to various litigation matters including general liability claims covered by insurance. In the opinion of management, such claims are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders was held on December 15, 1995.

     (b) All of the Company's nominees, as listed in the proxy statement, were elected. There was no solicitation in opposition to the Company's nominees.

     (c) Matters voted on at the meeting and the number of votes cast.

                                               VOTES
                                 VOTED       AGAINST OR                      BROKER
(1)         DIRECTORS             FOR         WITHHELD      ABSTENTIONS     NON-VOTES
        ------------------    -----------    ----------     -----------     ---------
        Neil D. Arnold         25,315,414      343,395             --             --
        Paul W. Bucha          25,307,229      351,580             --             --
        Robert A. Davidow      25,317,926      340,883             --             --
        William Goldsmith      25,301,186      357,623             --             --
        Ronald LaBow           25,144,470      514,339             --             --
        Marvin L. Olshan       25,170,864      487,945             --             --
        Raymond S. Troubh      25,308,227      350,582             --             --
        James L. Wareham       25,306,759      352,050             --             --
        Lynn Williams          25,290,813      367,996             --             --

(2)     Ratification of Price Waterhouse
        LLP as the Company's Independent
        Public Accountants for the fiscal
        year ending December 31, 1995.
                               25,419,555      114,229        125,025              0

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Pursuant to a reorganization of the Company into a new holding company structure, WPC has become a wholly-owned subsidiary of WHX and continues to own the majority of the steel-related businesses of the Company other than Unimast, and WHX, the new holding company, owns the other businesses and assets of the Company including Unimast. WHX is the publicly held issuer for all of the Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Warrants of the Company presently outstanding. In addition, WHX has guaranteed WPC's outstanding public debt, the Senior Notes and the First Mortgage Notes, and its privately held debt.

     The number of shares of Common Stock issued and outstanding as of February 1, 1996 was 27,520,147, including 442,768 shares of redeemable common stock. The warrants expired on January 3, 1996. Approximately 1,956,000 shares of common stock were issued pursuant to the exercise of warrants. Approximately 44,000 warrants lapsed unexercised. In 1995, the Company purchased 2,025,000 shares of common stock on the open market and holds them as treasury shares.

     The prices set forth in the following table represent the high and low sales prices for the Company's Common Stock:

                                                                               COMMON STOCK
                                                                           --------------------
                                                                             HIGH        LOW
                                                                           --------    --------
1994
First Quarter............................................................   $22.625     $14.500
Second Quarter...........................................................    19.625      14.250
Third Quarter............................................................    19.750      15.750
Fourth Quarter...........................................................    17.500      12.875

1995
First Quarter............................................................    14.625       9.625
Second Quarter...........................................................    11.750      10.250
Third Quarter............................................................    13.250      11.250
Fourth Quarter...........................................................    11.500      10.000

     As of February 1, 1996, there were approximately 13,314 holders of record of WHX's Common Stock.

     The Company intends to retain any future earnings for working capital needs and to finance capital improvements and presently does not intend to pay cash dividends on the Common Stock for the foreseeable future. In addition the terms of the Company's senior debt place certain limitations on the Company's ability to pay cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL (THOUSANDS OF DOLLARS)

                                            1991           1992           1993           1994           1995
                                         ----------     ----------     ----------     ----------     ----------
PROFIT AND LOSS:
Net sales............................    $  957,307     $  929,786     $1,046,795     $1,193,878     $1,364,614
Cost of products sold (excluding
  depreciation and profit sharing)...       834,036        815,801        876,814        979,277      1,147,899
Depreciation.........................        44,982         54,931         57,069         61,514         67,700
Profit sharing.......................            --             --          4,819          9,257          6,718
Selling, administrative and general
  expense............................        65,217         67,105         58,564         64,540         66,531
Restructuring charges................            --          7,098             --             --             --
                                         ----------     ----------     ----------     ----------     ----------
Operating income (loss)..............        13,072        (15,149)        49,529         79,290         75,766
Interest expense on debt.............        24,679         21,659         21,373         22,581         22,830
Other income.........................         8,682          3,181         11,965         17,925         47,139
B & LE settlement....................            --             --             --         36,091             --
                                         ----------     ----------     ----------     ----------     ----------
Income (loss) before taxes and
  extraordinary items................        (2,925)       (33,627)        40,121        110,725        100,075
Tax provision (benefit)..............        (7,642)            --          9,400         24,360         19,014
                                         ----------     ----------     ----------     ----------     ----------
Income (loss) before extraordinary
  items..............................         4,717        (33,627)        30,721         86,365         81,061
Extraordinary items:.................            --             --        (36,953)        (9,984)        (3,043)
                                         ----------     ----------     ----------     ----------     ----------
Net income (loss)....................         4,717        (33,627)        (6,232)        76,381         78,018
Preferred stock dividends............            --             --          4,713         13,177         22,875
                                         ----------     ----------     ----------     ----------     ----------
Net income (loss) applicable to
  common stock.......................    $    4,717     $  (33,627)    $  (10,945)    $   63,204     $   55,143
                                         ==========     ==========     ==========     ==========     ==========
    Net income (loss) per share
    Operations.......................    $      .27     $    (1.85)    $     1.02     $     2.54     $     2.18
    Extraordinary....................            --             --          (1.45)          (.35)          (.11)
                                         ----------     ----------     ----------     ----------     ----------
    Net..............................    $      .27     $    (1.85)    $     (.43)    $     2.19     $     2.07
                                         ==========     ==========     ==========     ==========     ==========
Average number of common shares
  outstanding........................        17,184         18,194         25,452         28,833         26,661
FINANCIAL POSITION:
Cash, cash equivalent and short term
  investments........................    $   44,797     $    8,658     $  279,856     $  401,606     $  439,493
Working capital......................       148,512        104,728        398,051        524,051        541,045
Property, plant and equipment --
  net................................       742,824        752,518        748,673        768,284        793,319
Plant additions and improvements.....        97,420         67,318         73,652         82,020         83,282
Total assets.........................     1,173,718      1,116,732      1,491,600      1,729,908      1,796,467
Long-term debt.......................       225,017        213,826        346,823        289,500        285,676
Stockholders' equity.................       263,500        230,696        432,283        692,254        768,405
NUMBER OF STOCKHOLDERS OF RECORD:
Common...............................         8,769          8,893          8,648          8,729         13,408
Series A Convertible Preferred.......            --             --             30             27             28
Series B Convertible Preferred.......            --             --             --             22             48
EMPLOYMENT:
Employment costs.....................    $  330,223     $  329,388     $  322,985     $  328,584     $  343,416
Average number of employees..........         5,811          5,684          5,381          5,481          5,996
PRODUCTION AND SHIPMENTS:
Raw steel production -- tons.........     2,222,000      2,351,000      2,258,000      2,270,000      2,199,000
Shipments of steel products --
  tons...............................     2,093,000      2,068,000      2,251,000      2,397,000      2,515,000

WHX CORPORATION

NOTES TO FIVE-YEAR STATISTICAL SUMMARY

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

     In 1995 the Company recorded an extraordinary charge of $3.0 million, net of taxes, to reflect the coal retiree medical benefits for additional retirees assigned to the Company by the Social Security Administration and the effect of recording the liability at its net present value.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Net sales for 1995 totaled $1,364.6 million on shipments of steel products of 2.5 million tons, compared to $1,193.9 million on shipments of 2.4 million tons in 1994. The 14.3% increase in net sales reflects the acquisition of Unimast in March 1995, a 3.0% increase in steel prices and a higher valued-added product mix. Average product prices increased by 9.0% from $498 per ton shipped to $543.

     Cost of goods sold increased from $408 per ton shipped in 1994 to $456 in 1995. This increase reflects a higher value-added product mix, higher prices for ore, scrap and purchased slabs, higher employment costs and lower productivity primarily attributable to the planned blast furnace relining.

     The operating rate was 91.6% in 1995 compared to 94.6% in 1994. Raw steel production was 100% continuous cast in 1995 and 1994.

     Depreciation expense increased 10.1% to $67.7 million in 1995, compared to 1994, due to increased amounts of depreciable property and the inclusion of Unimast.

     Profit sharing expense decreased from $9.3 million to $6.7 million in 1995, compared to 1994, based on terms of the collective bargaining agreement and a similar program for non-bargaining employees.

     Selling, administrative and general expense increased 3.1% to $66.5 million in 1995, from $64.5 million in 1994, due primarily to the inclusion of Unimast, partially offset by reduced consulting fees.

     Interest expense increased to $22.8 million in 1995 from $22.6 million in 1994. The increase is due to less capitalized interest, partially offset by lower levels of debt outstanding. Capitalized interest totaled $6.4 million in 1995, compared to $8.4 million in 1994.

     Other income increased to $47.1 million in 1995 from $17.9 million in 1994. This increase in other income reflects a $25.1 million increase in interest and investment income, realized gains from the sale of 2.2 million shares of common stock of Teledyne, and a strong recovery in the bond market compared to 1994. The Company also recorded a $6.7 million gain on the sale of the assets of WP Radio.

     The tax provisions for 1995 and 1994 were $19.0 million and $24.4 million, respectively, before recording the tax benefit related to extraordinary charges. The tax provisions were calculated on an alternative minimum tax basis. The 1995 provision includes the effect of recognizing $58.0 million of deferred tax assets, but excludes the benefit of applying $42.1 million of pre-reorganization tax benefits, which are direct additions to paid-in-capital. Direct additions to paid-in-capital in 1994 totaled $17.6 million.

     Income before extraordinary charges in 1995 totaled $81.1 million, or $2.18 per share of common stock, compared to $86.4 million, or $2.54 per share of common stock in 1994 (including $36.1 million or $.93 per share of common stock related to the settlement of the B&LE antitrust litigation).

     The 1995 extraordinary charge of $4.7 million ($3.0 million net of tax) reflects additional liability for coal miner retiree medical expense attributable to the allocations of more retirees to the Company by the Social Security Administration. The 1994 charge for change in accounting method of $12.2 million ($10.0 million net of tax) reflects the adoption of SFAS 112.

     Net income totaled $78.0 million or $2.07 per share of common stock in 1995, compared to net income of $76.4 million or $2.19 per share of common stock in 1994.

1994 COMPARED TO 1993

     Net sales for 1994 totaled $1,193.9 million on shipments of steel products of 2.4 million tons, compared to $1,046.8 million on shipments of 2.3 million tons in 1993. The 14.1% increase in net sales revenue reflects a 6.5% increase in shipping volume due to improved demand for steel products and a 6.5% increase in steel prices. Average product prices increased by 7.1% from $465 per ton shipped to $498.

     Cost of goods sold increased to $408 per ton shipped in 1994 from $389 in 1993. This increase was due to consumption of a greater proportion of purchased versus internally produced slabs (semi-finished steel), increased employment costs and price increases on purchased slabs and scrap. The Company purchased slabs in order to (i) improve profitability by increasing shipments beyond the Company's own steel melting capacity, and (ii) offset lost raw steel production caused by certain unscheduled blast furnace outages and a two-day strike by USWA employees in March 1994.

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

     Selling, administrative and general expense increased 10.2% to $64.5 million in 1994, compared to 1993, reflecting changes in organizational structure and acquisition activities, higher bonus payments and higher legal expenses.

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

     The 1994 charge for change in accounting method of $12.2 million ($10.0 million net of tax) reflects the adoption of SFAS 112. The statement establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The benefits include, among others, disability, severance and workers' compensation. The 1994 charge totaled $10.0 million, or 35 cents per common share, compared to an extraordinary charge of $37.0 million, or $1.45 per common share, in 1993 for early debt retirement and coal retirement medical expense.

     Net income totaled $76.4 million or $2.19 per common share, in 1994, compared to a net loss of $6.2 million, or 43 cents per common share, in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow from operating activities for 1995 totaled $139.5 million. Short term trading investments are reported as cash flow from operating activities and used cash of $20.4 million. Working capital accounts (excluding cash, short term investments and current maturities of long-term debt) provided $17.2 million of funds, excluding $22.8 million of working capital at Unimast which was acquired on March 31, 1995. Accounts receivable decreased $47.7 million (excluding a $22 million sale of trade receivables presented separately as a financing activity) due to a lower level of sales and more timely average collections. Inventories valued principally by the LIFO method for financial reporting purposes, totaled $285.9 million at December 31, 1995, an increase of $1.3 million from the prior year end (excluding the effect of the Unimast acquisition). Trade payables decreased $13.5 million due to lower operating levels at year end compared to the prior year.

     In August 1994 the Company entered into an agreement to sell, up to $75 million on a revolving basis, an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC and two of its affiliates, Wheeling Construction Products, Inc. and Pittsburgh-Canfield Corporation. The agreement expires in August 1999. In July 1995, WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995, WPSC entered into an agreement to include the receivables generated by Unimast, in the pool of accounts receivable sold. Accounts receivable at December 31, 1995, exclude $67 million representing accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees of $4.3 million paid by the Company under this agreement were based upon a fixed rate set on the date the initial $45 million of accounts receivable were sold and variable rates on subsequent sales that range from 6.219% to 9.0% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

     For the year ended December 31, 1995, the Company spent $83.3 million (including capitalized interest) on capital improvements, including $5.9 million on environmental control projects. The Company completed the acquisition of Unimast during the first quarter of 1995 for cash consideration of $27.5 million and the assumption of liabilities of $35.0 million, including long-term debt of $19.7 million. Non-current accrued environmental liabilities totaled $7.3 million at December 31, 1995 and December 31, 1994. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company's status as a potentially responsible party will have a material adverse effect on its financial condition or results of operations. However, as further information comes into the Company's possession, it will continue to reassess such evaluations. The Clean Air Act Amendment of 1990 is expected to increase the Company's costs related to environmental compliance; however, such an increase in cost is not reasonably estimable, but is not anticipated to have a material adverse effect on the consolidated financial condition of the Company.

     Continuous and substantial capital and maintenance expenditures will be required to maintain and, where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will continue to exceed depreciation expense and represent a material use of operating funds. Additionally, the Company through its newly formed joint venture, Ohio Coatings Company, is in the process of constructing a $69 million tin coating facility, which will require $16.5 million of funds from the Company in 1996. The Company anticipates funding its capital expenditures and joint venture commitment through 1996 from cash on hand and funds generated from operations.

     On December 28, 1995, WPSC entered into a new Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowing for general corporate purposes of up to $125 million. The RCF expires May 3, 1999. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 2.0%. Borrowings under the RCF are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The RCF has certain financial covenants restricting indebtedness, liens and distributions. There were no borrowings under the RCF at December 31, 1995.

     The collective bargaining agreement between the USWA and the Company expires on October 1, 1996. If a new labor agreement is not negotiated before the current contract expires, or if a strike were to occur, there could be a material adverse effect on the financial condition and results of operations of the Company.

     Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. At December 31, 1995 the Company had cash and short-term investments totaling $439.5 million. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the asset securitization facility, borrowing availability under the RCF and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During 1995 the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on its financial condition or results of operations of the Company.

     The Company sent a letter to the Board of Directors of Teledyne, Inc. ("Teledyne") on November 28, 1994 with a merger proposal in which Teledyne's shareholders would receive $22.00 per share in a combination of cash (at least $11 per share) and the balance in a WHX convertible preferred stock. The Teledyne Board of Directors rejected the proposal on December 21, 1994. On February 9, 1996, the Company sent a letter to the Board of Directors of Teledyne proposing a business combination between the Company and Teledyne on a negotiated basis at a price of $30 per Teledyne share (approximately two-thirds in cash and one-third in Company common stock). On February 23, 1996, the Company informed Teledyne of the Company's intention to nominate directors at Teledyne's 1996 Annual Meeting of Stockholders scheduled to be held April 24, 1996. On February 26, 1996, the Company sent a letter to the Board of Directors of Teledyne increasing the terms of its February 9, 1996 offer to $32 per Teledyne share ($22 per share in cash and $10 per share in Company common stock). Teledyne rejected this proposal on February 29, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of WHX Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and accumulated earnings and of cash flows present fairly, in all material respects, the financial position of WHX Corporation and its subsidiaries (the "Company") at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note A to the consolidated financial statements, a Corporate Reorganization was effected in 1994.

     As discussed in Note Q to the consolidated financial statements, on February 9, 1996, as revised on February 26, 1996, the Board of Directors of the Company authorized and submitted a business combination proposal between the Company and Teledyne Inc. to the Board of Directors of Teledyne Inc.

     As discussed in Note C to the consolidated financial statements, in 1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits".

PRICE WATERHOUSE LLP
Pittsburgh, Pennsylvania
February 9, 1996, except for Note Q
which is as of February 26, 1996

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME (IN THOUSANDS EXCEPT PER SHARE)

                                                                  YEAR ENDED DECEMBER 31
                                                         ----------------------------------------
                                                            1993           1994           1995
                                                         ----------     ----------     ----------
REVENUES:
Net sales..............................................  $1,046,795     $1,193,878     $1,364,614
COST AND EXPENSES:
Cost of products sold..................................     876,814        979,277      1,147,899
Depreciation...........................................      57,069         61,514         67,700
Profit sharing.........................................       4,819          9,257          6,718
Selling, administrative and general expense............      58,564         64,540         66,531
                                                         ----------     ----------     ----------
                                                            997,266      1,114,588      1,288,848
                                                         ----------     ----------     ----------
Operating Income.......................................      49,529         79,290         75,766
Interest expense on debt...............................      21,373         22,581         22,830
Other income...........................................      11,965         17,925         47,139
B & LE settlement......................................          --         36,091             --
                                                         ----------     ----------     ----------
Income before taxes, change in accounting method and
  extraordinary items..................................      40,121        110,725        100,075
Tax provision..........................................       9,400         24,360         19,014
                                                         ----------     ----------     ----------
Income before change in accounting method and
  extraordinary items..................................      30,721         86,365         81,061
Extraordinary charges--net of tax......................     (36,953)            --         (3,043)
Cumulative effect on prior years of accounting
  change--net of tax...................................          --         (9,984)            --
                                                         ----------     ----------     ----------
Net income (loss)......................................      (6,232)        76,381         78,018
Dividend requirement for preferred stock...............       4,713         13,177         22,875
                                                          =========      =========      =========
Net income (loss) applicable to common stock...........  $  (10,945)    $   63,204     $   55,143
                                                          =========      =========      =========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK
Primary:
Operations.............................................  $     1.02     $     2.54     $     2.18
Extraordinary charges--net of tax......................       (1.45)            --           (.11)
Cumulative effect of change in accounting principle-net
  of tax...............................................          --           (.35)            --
                                                         ----------     ----------     ----------
     Net...............................................  $     (.43)    $     2.19     $     2.07
                                                         ----------     ----------     ----------
FULLY DILUTED:
Operations.............................................  $      .97     $     2.14     $     1.79
Extraordinary charges--net of tax......................       (1.38)            --           (.06)
Cumulative effect of change in accounting principle-net
  of tax...............................................          --           (.25)            --
                                                         ----------     ----------     ----------
     Net...............................................  $     (.41)    $     1.89     $     1.73
                                                          =========      =========      =========

See Notes to Consolidated Financial Statements
WHX Corporation

CONSOLIDATED BALANCE SHEET (IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1994           1995
                                                                      ----------     ----------
ASSETS
Current assets:
  Cash and cash equivalents.........................................  $   13,424     $   43,006
  Short term investments............................................     388,182        396,487
  Trade receivables, less allowances for doubtful accounts of $1,030
     and $1,169.....................................................     110,330         54,095
  Inventories.......................................................     261,164        285,871
  Prepaid expenses and deferred charges.............................      12,605         18,190
                                                                      ----------     ----------
       Total current assets.........................................     785,705        797,649
Investment in associated companies..................................      43,891         53,168
Property, plant and equipment, at cost less accumulated depreciation
  and amortization..................................................     768,284        793,319
Deferred income taxes...............................................      62,339        103,098
Deferred charges and other assets...................................      69,689         49,233
                                                                      ----------     ----------
                                                                      $1,729,908     $1,796,467
                                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade payables....................................................  $  111,645     $  110,182
  Payroll and employee benefits.....................................      76,475         72,869
  Federal, state and local taxes....................................      16,618          9,535
  Deferred income taxes--current....................................      36,189         39,645
  Interest and other................................................      16,474         20,496
  Long-term debt due in one year....................................       4,253          3,877
                                                                      ----------     ----------
          Total current liabilities.................................     261,654        256,604
Long-term debt......................................................     289,500        285,676
Employee benefit liabilities........................................     429,221        434,216
Other liabilities...................................................      50,395         45,178
                                                                      ----------     ----------
                                                                       1,030,770      1,021,674
                                                                      ----------     ----------
Redeemable common stock--473 and 444 shares.........................       6,884          6,388
                                                                      ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock--$.10 par value; authorized 10,000 shares; issued
     and outstanding: 6,500 shares..................................         650            650
  Common stock $0.01 par value; authorized 60,000 shares; issued and
     outstanding 27,229 and 25,568 shares...........................         272            256
  Unrealized gain on securities--available for sale.................       3,078          1,130
  Additional paid-in capital........................................     664,905        710,471
  Treasury stock-2,025 shares.......................................          --        (22,594)
  Accumulated earnings..............................................      23,349         78,492
                                                                      ----------     ----------
                                                                         692,254        768,405
                                                                      ----------     ----------
                                                                      $1,729,908     $1,796,467
                                                                       =========      =========

See Notes to Consolidated Financial Statements
WHX Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31
                                                             ----------------------------------
                                                               1993         1994         1995
                                                             --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................  $ (6,232)    $ 76,381     $ 78,018
Items not affecting cash from operating activities:
  Depreciation and amortization............................    57,069       61,514       67,912
  Other postretirement benefits............................    13,392       13,651        5,522
  Coal retirees' medical benefits (net of tax).............    13,600           --        3,043
  Premium on early debt retirement (net of tax)............    23,353           --           --
  Cumulative effect of accounting change (net of tax)......        --        9,984           --
  Deferred income tax......................................        --       19,788        6,416
  Gain on sale of assets...................................        --           --       (7,507)
Decrease (increase) in working capital elements:
  Trade receivables........................................   (45,784)     (29,674)      47,725
  Inventories..............................................       539      (21,599)      (1,336)
  Short term investments-trading...........................  (273,860)     (98,280)     (20,443)
  Other current assets.....................................      (484)      (3,411)      (5,585)
  Current liabilities......................................    47,708        4,181      (23,557)
Other items--net...........................................    (4,264)     (15,242)     (10,691)
                                                             --------     --------     --------
Net cash flow provided by (used in) operating activities...  (174,963)      17,293      139,517
                                                             --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant additions and improvements.........................   (73,652)     (82,020)     (83,282)
  Short term investments--available for sale...............        --      (16,041)      10,190
  WP Radio Corp. investment................................        --      (15,483)          --
  Unimast, Incorporated investment.........................        --           --      (27,500)
  Other investments........................................   (15,339)     (12,500)      (7,353)
  Sales of assets..........................................        --           --       44,762
                                                             --------     --------     --------
Net cash used in investing activities......................   (88,991)    (126,044)     (63,183)
                                                             --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt proceeds..................................   315,819           --        1,079
  Preferred stock issuances................................   144,950      169,750           --
  Common stock issuances...................................    65,127           --           --
  Long-term debt retirement................................  (173,186)     (56,526)     (24,508)
  Proceeds from receivables securitization.................        --       45,000       22,000
  Letter of credit collateralization.......................        --      (28,279)       1,094
  Short-term borrowings (payments).........................   (53,240)          --         (510)
  Premium on early debt retirement.........................   (31,353)          --           --
  Treasury stock acquisition...............................        --           --      (22,594)
  Preferred stock dividends................................    (4,713)     (13,177)     (22,875)
  Redemption of common stock/purchased put rights..........    (2,112)        (589)        (438)
                                                             --------     --------     --------
Net cash provided by (used in) financing activities........   261,292      116,179      (46,752)
                                                             --------     --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........    (2,662)       7,428       29,582
Cash and cash equivalents at beginning of year.............     8,658        5,996       13,424
                                                             --------     --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................  $  5,996     $ 13,424     $ 43,006
                                                             ========     ========     ========

See Notes to Consolidated Financial Statements
WHX Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

     The accounting policies presented below have been followed in preparing the accompanying consolidated financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Due to uncertainty involved in estimating the costs, it is reasonably possible that a change in estimates may occur in the near term as more information becomes available.

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

     Through an extensive mix of products, the Company markets to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 40% of its net sales in 1993 and 1994, and 33.3% in 1995. Wheeling-Nisshin was the only customer to account for more than 10% of net sales. Wheeling-Nisshin accounted for 13.3%, 15.5% and 13.8% of net sales in 1993, 1994, and 1995, respectively. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley. However, the Company has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. Wheeling Corrugating has acquired regional facilities to service an even broader geographical area.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The recorded amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Short term investments are recorded at fair market value based on trading in the public market. Redeemable common stock is recorded at the redemption amount which is considered to approximate fair value. See Note H for a description of fair value of debt instruments.

     The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and in accordance with Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." Unrealized investment gains and losses are recognized based on specific identification of securities.

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

     The Company sponsors medical and life insurance programs for substantially all employees. Similar group medical programs extend to pensioners and dependents. The Company accounts for these benefits in accordance with Statement of Financial Accounting Standards No. 106 ("SFAS 106"), Employers' Accounting for Postretirement Benefits Other than Pensions. The Company accounts for Postemployment Benefits in accordance with Statement of Financial Accounting No. 112 ("SFAS 112"), "Employers Accounting for Postemployment Benefits other than Retirements". When accounts are reasonably determinable, they are calculated at their net present value.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Recognition is given in the accounts for the income tax effect of temporary differences in reporting transactions for financial and tax purposes using the deferred liability method.

STOCK-BASED COMPENSATION

     The Company has not decided whether it will adopt Statement of Financial Accounting Standards No. 123," Accounting for Stock Based Compensation" ("SFAS 123") or continue to account for stock based compensation under Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees."

ENVIRONMENTAL MATTERS

     The Company provides for remediation costs and penalties associated with environmental non-compliance when the responsibility of costs is probable and the amount is estimable. Generally, remediation accruals are recorded when a feasibility study of plan of action has been determined.

EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of Common Stock and common stock equivalents outstanding during each year, excluding redeemable common shares.

NOTE A -- REORGANIZATION

     The Company and its subsidiaries were reorganized into a new holding company structure ("Corporate Reorganization") on July 26, 1994. The majority of the steel-related business of the Company (including Wheeling-Pittsburgh Steel Corporation ("WPSC") continues to be owned by Wheeling-Pittsburgh Corporation ("WPC") and the other businesses and assets of the Company, including Unimast, Inc. are owned by WHX Corporation ("WHX"). Pursuant to the reorganization, WPC became a wholly-owned subsidiary of WHX. WHX, the new holding company, is the publicly held issuer for all of the Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company presently outstanding. In addition, WHX guaranteed the Company's outstanding 9 3/8% Senior Notes due 2003 and 12 1/4% First Mortgage Notes due 2000. The merger was accounted for as a reorganization of entities under common control. On the merger date, WHX Corporation had the same consolidated net worth as the Company and its subsidiaries prior to the merger.

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

NOTE B -- UNIMAST ACQUISITION

     On March 31, 1995, the Company completed the purchase of all of the outstanding stock of Unimast. The purchase price to the Company was $27.5 million cash, plus the assumption of liabilities totaling $35.0 million, including long term debt of $19.7 million. The acquisition was accounted for as a purchase. Goodwill amounting to $4.6 million was recorded in connection with this acquisition and will be amortized over 15 years. The Consolidated Statement of Income includes the results of operations of Unimast since its acquisition on March 31, 1995.

NOTE C -- PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

PENSION PROGRAMS

     The Company provides defined contribution pension programs for both hourly and salaried employees. Tax qualified defined contribution plans provide, in the case of hourly employees, an increasing Company contribution per hour worked based on the age of its employees. A similar tax qualified plan for salaried employees provides defined Company contributions based on age and years of service.

     As of December 31, 1995, $96.5 million of fully vested funds are held in trust for benefits earned under the hourly defined contribution pension plans and $25.8 million is held in trust for fully vested benefits earned under the salaried employees defined contribution plans. As of December 31, 1995, approximately 46% of the assets of the hourly pension plans was in fixed income investments and 54% in equity investments; approximately 52% of the assets of the salaried pension plan was in fixed income investments and 48% in equity investments. All plan assets are invested by professional investment managers. Pension provisions charged against income were $9.6 million, $10.5 million and $10.8 million in 1993, 1994, and 1995 respectively.

     Effective January 1, 1994 the Company began matching salaried employee contributions to the 401(K) plan with shares of the Company's Common Stock. The Company matches 50% of the employees contributions. The employer contribution is limited to a maximum of 3% of an employee's salary. At December 31, 1994 and 1995, the 401(K) plan held 32,851 shares of the Company's Common Stock and 115,151 of the Company's Common Stock, respectively.

POSTEMPLOYMENT BENEFITS

     The Company adopted SFAS 112 as of January 1, 1994. SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers' compensation. The Company recorded a charge of $12.2 million ($10.0 million net of tax) in the 1994 first quarter as a result of the cumulative effect on prior years of adoption of SFAS 112. The assumed discount rate used to measure the benefit liability was 8% at December 31, 1994 and 7.5% at December 31, 1995.

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

     The Company accounts for these benefits in accordance with SFAS No. 106. The cost of postretirement medical and life benefits for eligible employees are accrued during the employee's service period through the date the employee reaches full benefit eligibility. The Company delays recognition of changes to the unfunded obligation that arise from the effects of current actuarial gains and losses and the effects of changes in assumptions. The Company funds the plans as current benefit obligations are paid. Additionally, in 1994 the Company began funding a qualified trust in accordance with the collective bargaining agreement effective March 1, 1994. The following table sets forth the reconciliation of the Accumulated Postretirement Benefit Obligation ("APBO") to the accrued obligation included in the Company's consolidated balance sheet at December 31, 1994 and 1995.

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1995
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Active employees not eligible for retirement...........................  $102,883     $ 90,428
Active employees eligible to retire....................................    47,221       66,581
Retirees and beneficiaries.............................................   216,763      230,788
                                                                         --------     --------
Accumulated postretirement benefit obligation..........................   366,867      387,797
Plan assets at fair market value.......................................     5,162        9,046
                                                                         --------     --------
Obligations in excess of plan assets...................................   361,705      378,751
Unrecognized prior service cost........................................     2,313        2,060
Unamortized gain.......................................................    47,980       33,482
                                                                         --------     --------
Accrued postretirement benefit obligation..............................  $411,998     $414,293
                                                                         ========     ========

     At December 31, 1995 plan assets consisted primarily of short term corporate notes.

     The following table sets forth the components of the recorded net periodic postretirement benefit costs.

                                                                         DECEMBER 31,
                                                                -------------------------------
                                                                 1993        1994        1995
                                                                -------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Net periodic postretirement benefit cost:
  Service cost................................................  $ 5,451     $ 5,322     $ 3,563
  Interest cost...............................................   30,123      27,991      26,757
  Other.......................................................     (254)       (500)     (3,570)
                                                                -------     -------     -------
          Total...............................................  $35,320     $32,813     $26,750
                                                                =======     =======     =======
Assumptions:
  Discount rate...............................................     7.0%        8.0%        7.0%
  Health care trend rate......................................    11.5%       10.5%        9.5%
  Return on assets............................................     8.0%        8.0%        8.0%

     For measurement purposes, medical costs are assumed to increase at annual rates as stated above and declining gradually to 4.5% in 2004 and beyond. The medical cost trend rate assumption has significant effect on the costs and obligation reported. A 1% increase in the medical cost trend rate in each year would result in approximate increases in the accumulated postretirement benefit obligation of $52.4 million, and net periodic benefit cost of $4.7 million.

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT

     The Coal Industry Retiree Health Benefit Act of 1992 (the "Act") created a new United Mine Workers of America postretirement medical and death benefit plan to replace two existing plans which had developed significant deficits. The Act assigns companies the remaining benefit obligations for former employees and beneficiaries, and a pro rata allocation of benefits related to unassigned beneficiaries ("orphans"). The Company's obligation under the Act related to its previous and present ownership of coal mining operations had been estimated at $14.3 million (based on preliminary assignment of retirees by the Social Security Administration ("SSA")) and recorded as an extraordinary charge in the 1993 fourth quarter. The Company reduced this liability in 1994 by $2.4 million to reflect current premium payments, reductions in the number of assigned former employees and beneficiaries and a lower anticipated medical trend rate.

     In July and October 1995 SSA assigned an additional 379 retirees and 130 orphans to the Company. The Company's obligation under the Act has been estimated as an additional $18.2 million. Based on the information obtained over the past three years the Company believes the liability has been reasonably determined and has valued the liability at its net present value using a 7.5% discount rate. After discounting the liability to present value, the net charge to income totals $3.0 million.

NOTE D -- INCOME TAXES

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1993        1994         1995
                                                              --------     -------     --------
                                                                   (DOLLARS IN THOUSANDS)
INCOME TAXES BEFORE EXTRAORDINARY ITEMS
Current
  Federal...................................................  $ 13,027     $24,125     $ 11,600
  State.....................................................       382       1,197          998
                                                              --------     -------     --------
Total income taxes current..................................    13,409      25,322       12,598
                                                              --------     -------     --------
Deferred
  Federal...................................................   (11,656)    (20,750)     (35,684)
  Pre-reorganization tax benefits recorded directly to
     equity.................................................     7,647      19,788       42,100
                                                              --------     -------     --------
Income taxes................................................  $  9,400     $24,360     $ 19,014
                                                              ========     =======     ========
TOTAL INCOME TAXES
Current
  Federal...................................................  $  6,796     $24,125     $ 11,600
  State.....................................................        --       1,197          998
                                                              --------     -------     --------
Total income taxes current..................................     6,796      25,322       12,598
                                                              --------     -------     --------
Deferred
  Federal...................................................    (6,096)    (20,750)     (37,322)
  Pre-reorganization tax benefits recorded directly to
     equity.................................................        --      17,596       42,100
                                                              --------     -------     --------
Income taxes................................................  $    700     $22,168     $ 17,376
                                                              ========     =======     ========
COMPONENTS OF TOTAL INCOME TAXES
Operations..................................................  $  9,400     $24,360     $ 19,014
Extraordinary items.........................................    (8,700)     (2,192)      (1,638)
                                                              --------     -------     --------
Income taxes................................................  $    700     $22,168     $ 17,376
                                                              ========     =======     ========

     The Company adopted SFAS No. 109, Accounting for Income Taxes, effective January 1, 1993, on a prospective basis. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. There was no effect on retained earnings of adopting SFAS 109.

     Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The type of differences that give rise to deferred income tax liabilities or assets are shown in the following table:

DEFERRED INCOME TAX SOURCES

                                                                       1994        1995
                                                                      -------     -------
                                                                          (DOLLARS IN
                                                                      THOUSANDS)
     ASSETS
     Postretirement and postemployment employee benefits............  $ 146.4     $ 147.9
     Operating loss carryforward (expiring in 2005 to 2008).........     20.0         9.8
     ITC's and other credit carryforwards (expiring in 1995 to
       2006)........................................................      7.2          --
     Minimum tax credit carryforwards (indefinite carryforward).....     43.4        47.1
     Provision for expenses and losses..............................     37.6        38.1
     Leasing activities.............................................     27.4        26.4
     State income taxes.............................................     11.6         6.0
     Miscellaneous other............................................      8.6        10.3
                                                                      -------     -------
       DEFERRED TAX ASSETS..........................................  $ 302.2     $ 285.6
                                                                      -------     -------
     LIABILITIES
     Property plant and equipment...................................  $(149.0)    $(153.3)
     Inventory......................................................    (39.9)      (43.3)
     State income taxes.............................................     (8.5)       (4.9)
     Miscellaneous other............................................      (.3)        (.7)
                                                                      -------     -------
       DEFERRED TAX LIABILITY.......................................  $(197.7)    $(202.2)
     Valuation Allowance............................................    (78.4)      (20.0)
                                                                      -------     -------
     DEFERRED INCOME TAX ASSET -- NET...............................  $  26.1     $  63.4
                                                                      =======     =======

     As of December 31, 1995, for financial statement reporting purposes a balance of approximately $29 million of prereorganization tax benefits exist. These benefits will be reported as a direct addition to equity as they are recognized. In 1994 and 1995, tax benefits of $17.6 million and $42.1 million, respectively, were recognized as a direct addition to equity. The decrease in the valuation allowance in 1994 and 1995 represents current recognition of tax benefits.

     During 1994, the Company experienced an ownership change as defined by
Section 382 of the Internal Revenue Code. As the result of this event, the Company will be limited in its ability to use net operating loss carryforwards and certain other tax attributes to reduce subsequent tax liabilities. The amount of taxable income that can be offset in any annual period is limited to approximately $32 million.

     Total federal and state income taxes paid in 1993, 1994 and 1995 were $3.2 million, $1.8 million and $18.0 million, respectively.

     Federal tax returns have been examined by the Internal Revenue Service ("IRS") through 1987. The statute of limitations has expired for years through 1991; however, the IRS can review such years to adjust any NOL's incurred in such years and carried forward to offset income in subsequent years. Management believes it has adequately provided for all taxes on income.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as follows:

                                                           1993         1994         1995
                                                          -------     --------     --------
                                                          (DOLLARS IN THOUSANDS)
     Income (loss) before taxes, extraordinary items and
       accounting changes...............................  $40,121     $110,725     $100,075
                                                          =======     ========     ========
     Tax provision (benefit) at statutory rate..........  $14,042     $ 38,754     $ 35,026
     Increase (reduction) in tax due to:
       Percentage depletion.............................     (763)        (673)        (973)
       Equity earnings..................................   (1,900)      (1,423)      (1,288)
       State income tax net of federal effect...........    1,302        2,850        1,624
       Alternative minimum tax rate differential........   (4,223)     (14,532)          --
       Reduction in valuation allowance net of equity
          adjustment....................................       --           --      (16,300)
       Other miscellaneous..............................      942         (616)         925
                                                          -------     --------     --------
     Tax provision......................................  $ 9,400     $ 24,360     $ 19,014
                                                          =======     ========     ========

NOTE E -- SHORT TERM INVESTMENTS

     The Company accounts for investments in short-term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities" and in accordance with statement of Financial Accounting Standard No. 119 ("SFAS 119") "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

     The composition of the Company's short term investments are as follows:

                                                                      1994         1995
                                                                    --------     --------
                                                                         (DOLLARS IN
                                                                    THOUSANDS)
     Trading Securities:
       U. S. Treasury Bills.......................................  $313,318     $362,373
       U. S. Government Agency Mortgage Backed Obligations........    48,046       12,330
       Other......................................................     7,699       14,865
     Available-for-sale securities:
       Equities...................................................    19,119        6,919
                                                                    --------     --------
                                                                    $388,182     $396,487
                                                                    ========     ========

     These investments are subject to price volatility associated with any interest bearing instrument. Fluctuations in general interest rates effect the value of these investments.

     The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance. At December 31, 1994 and 1995 unrealized holding gains on available-for-sale securities of $3.1 and $1.1 million, respectively, were reported as a separate component of stockholder's equity. Net unrealized holding gains and (losses) on trading securities included in net income for 1994 and 1995 were $4.0 million loss and $8.7 million gain, respectively. SFAS 115 was adopted effective January 1, 1994 and had no cumulative effect on prior years.

     On December 21, 1995, the Company purchased a "When-Issued" contract which allowed it to purchase United States 5-year Treasury Notes at the next scheduled auction. The contract had a notional value of $700 million, although purchased at a discount, with an average fair value through December 31, 1995 of $700.7 million. Fair value at December 31, 1995 was $702.8 million with $4.2 million gain included in fourth quarter earnings. The Company has accounted for this investment on a trade-date basis, consistent with other non-financial entities and is classified as a trading security.

NOTE F -- INVENTORIES

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1995
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Finished products......................................................  $ 49,926     $ 69,125
In-process.............................................................   120,669      119,302
Raw materials..........................................................    68,302       75,837
Other materials and supplies...........................................    25,376       29,823
                                                                         --------     --------
                                                                          264,273      294,087
LIFO reserve...........................................................    (3,109)      (8,216)
                                                                         --------     --------
                                                                         $261,164     $285,871
                                                                         ========     ========

     During 1994 and 1995, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories, the effect of which decreased income by approximately $.3 million in 1994 and increased income by approximately $.8 million in 1995.

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1994          1995
                                                                       --------     ----------
                                                                       (DOLLARS IN THOUSANDS)
Land and mineral properties..........................................  $ 28,608     $   27,001
Buildings, machinery and equipment...................................   906,028      1,026,886
Construction in progress.............................................    49,094         20,831
                                                                       --------     ----------
                                                                        983,730      1,074,718
Accumulated depreciation and amortization............................   215,446        281,399
                                                                       --------     ----------
                                                                       $768,284     $  793,319
                                                                       ========      =========

     The Company utilizes the modified units of production method of depreciation which recognizes that the depreciation of steelmaking machinery is related to the physical wear of the equipment as well as a time factor. The modified units of production method provides for straight line depreciation charges modified (adjusted) by the level of raw steel production. In 1994 and 1995 depreciation under the modified units of production method was $2.8 million or 6.1% and $4.9 million or 9.6%, respectively, less than straight line depreciation.

NOTE H -- LONG-TERM DEBT

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1994         1995
                                                                         --------     --------
                                                                              (DOLLARS IN
                                                                              THOUSANDS)
Senior Unsecured Notes due 2003, 9 3/8%(1).............................  $270,698     $270,328
First Mortgage Notes due 2000, 12 1/4%(1)..............................     9,458        9,458
IRS pension tax note due 1997,8%:(1)...................................     5,500        3,667
Obligation to PBGC due 1997, 8%(1).....................................     5,153        3,565
Other..................................................................     2,944        2,535
                                                                         --------     --------
                                                                          293,753      289,553
Less portion due within one year.......................................     4,253        3,877
                                                                         --------     --------
  Total Long-Term Debt(2)..............................................  $289,500     $285,676
                                                                         ========     ========

---------------

(1) WPC debt guaranteed by WHX. See Note N.

(2) The fair value of long-term debt at December 31, 1994 and December 31, 1995 was $256.0 million and $277.4 million, respectively. Fair value of long-term debt is estimated based on trading in the public market.

    Long-term debt maturing in each of the next five years is as follows: 1996, $3,877; 1997, $4,038; 1998, $367; 1999, $377 and 2000, $9,830.

     A summary of the financial agreements at December 31, 1995 follows:

REVOLVING CREDIT FACILITY:

     On December 28, 1995, Wheeling-Pittsburgh Steel Corporation entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes up to $125 million and a $35 million sub-limit for Letters of Credit.

     The Credit Agreement expires May 3, 1999. Initial interest rates are based on the Citibank prime rate plus .50% and/or a Eurodollar rate plus 1.75%, however, the margin over the prime rate and the Eurodollar rate can fluctuate up or down based upon performance. The maximum prime rate margin is 1.00% and the maximum Eurodollar margin is 2.25%. The initial letter of credit fee is 1.75% and is also performance based with a maximum rate of 2.25%.

     Borrowings are secured primarily by 100% of the eligible inventory of Wheeling-Pittsburgh Steel Corporation, Pittsburgh-Canfield Corporation, Wheeling Construction Products, Inc. and Unimast, and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distribution of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. There are no borrowings or letters of credit outstanding against the RCF at December 31, 1995.

     In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At December 31, 1995 letters of credit totaling $27.6 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

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

     Pursuant to an October 1993 offer to repurchase by the Company, $165.5 million aggregate principal amount of First Mortgage Notes (or 94.5% of the outstanding First Mortgage Notes) were tendered and accepted for payment by the Company. In November 1993 the Company simultaneously issued $325.0 million of
9 3/8% Senior Notes, the proceeds of which were partially used to purchase the First Mortgage Notes and pay related premiums. Pursuant to the Company's reorganization in 1994, WHX guaranteed the payment of the First Mortgage Notes.

9 3/8% SENIOR NOTES DUE 2003:

     On November 23, 1993 WPC issued $325 million of 9 3/8% Senior Notes. Interest on the Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1994. The Senior Notes mature on November 15, 2003. During 1994, the Company repurchased $54.3 million of its outstanding
9 3/8% Senior Notes at an average price of 94% of the related outstanding principal amount.

     The Senior Notes are redeemable at the option of WPC, in whole or in part, at any time on or after November 15, 2000 at specified redemption prices, plus accrued interest to the date of redemption.

     Upon a Change of Control (as defined), WPC will have the option to redeem the Senior Notes, in whole or in part, at a redemption price equal to the principal amount thereof plus the Applicable Premium (as defined) and, upon a Change of Control Triggering Event (as defined), each holder of Senior Notes will have the right to require WPC to repurchase such holder's Senior Notes at 101% of the principal amount thereof, together, in each case, with accrued interest to the date of redemption or repurchase.

     The Senior Notes are unsecured obligations of WPC ranking senior in right of payment to WPC's subordinated indebtedness, if any, and pari passu with all other senior indebtedness of WPC. Pursuant to the Company's reorganization in 1994, WHX guaranteed the payment of the Senior Notes.

     The Indenture contains certain covenants, including but not limited to, covenants with respect to the following matters: (i) the incurrence of additional indebtedness by WPC and its subsidiaries; (ii) the incurrence of certain liens by WPC and its subsidiaries; (iii) the making of certain sale-leaseback transactions; (iv) the disposition by WPC and its subsidiaries of the proceeds of certain asset sales; (v) the making by WPC and its subsidiaries of certain dividends and other restricted payments; (vi) the entry into certain transactions with affiliates of WPC and (vii) the ability of WPC to engage in certain mergers, consolidations or asset sales.

INTEREST COST

     Aggregate interest costs on long-term debt and amounts capitalized during the three years ended December 31, 1995, are as follows:

                                                               1993       1994       1995
                                                              -------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
     Aggregate interest expense on long-term debt...........  $27,905    $30,957    $29,192
     Less: Capitalized interest.............................    6,532      8,376      6,362
                                                              -------    -------    -------
     Interest expense.......................................  $21,373    $22,581    $22,830
                                                              =======    =======    =======
     Interest paid..........................................  $28,315    $28,906    $27,873
                                                              =======    =======    =======

NOTE I -- STOCKHOLDERS' EQUITY

     The authorized capital stock of WHX consists of 60,000,000 shares of Common Stock, $.01 par value, of which 26,290,639 shares (including redeemable Common Stock, but excluding 2,025,000 shares of Treasury Stock), were outstanding as of December 31, 1995, and 10,000,000 shares of Preferred Stock, $0.10 par value, of which 3,000,000 shares of Series A Convertible Preferred Stock and 3,500,000 shares of Series B Convertible Preferred Stock were outstanding as of December 31, 1995. In addition, warrants to purchase 1,235,822 shares of Common Stock were outstanding at December 31, 1995. The warrants had an exercise price of $6.3583 per share and approximately 1,192,000 were exercised on or before their expiration on January 3, 1996.

SERIES A CONVERTIBLE PREFERRED STOCK

     In July 1993 the Company issued 3,000,000 shares of Series A Convertible Preferred Stock for net proceeds of $145.0 million. Dividends on the shares of the Series A Convertible Preferred Stock are cumulative, are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, in an amount equal to $3.25 per share per annum.

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

REDEEMABLE COMMON STOCK

     Certain present and former employees of the Company were issued preferred shares of the Company prior to the Chapter 11 proceeding of the Company's predecessor in exchange for wage and salary concessions. Such preferred shares were exchanged for 1,279,935 shares of Common Stock under the Chapter 11 Plan of Reorganization, which shares were issued to an Employee Stock Ownership Plan ("ESOP") on such employees' behalf. Beneficial owners of such shares who were active employees on August 15, 1990 and who have either retired, died or become disabled, or who reach 30 years of service, may sell their Common Stock to the Company at a price of $15 or, upon qualified retirement, $20 per share. These contingent obligations are expected to extend over many years, as participants in the ESOP satisfy the criteria for selling shares to the Company. In addition, each beneficiary can direct the ESOP to sell any or all of its Common Stock into the public markets at any time; provided, however, that the ESOP will not on any day sell in the public markets more than 20% of the number of shares of Common Stock traded during the previous day. As of December 31, 1995, 444,160 shares of such Common Stock remained outstanding.

     Changes in capital accounts are as follows:

                                                 CONVERTIBLE         TREASURY
                              COMMON STOCK        PREFERRED            STOCK         ACCUMULATED   CAPITAL IN
                             ---------------   ---------------   -----------------    EARNINGS      EXCESS OF
                             SHARES   AMOUNT   SHARES   AMOUNT   SHARES    AMOUNT     (DEFICIT)     PAR VALUE
                             ------   ------   ------   ------   ------   --------   -----------   -----------
                                                 (DOLLARS AND SHARES IN THOUSANDS)
Balance January 1, 1993....  18,208     182       --       --       --          --     (28,910)       259,424
EIP shares sold............    164        1       --       --       --          --          --          1,687
Stock options exercised....    113        1       --       --       --          --          --            740
Warrants exercised.........      6       --       --       --       --          --          --             34
Common stock sold..........  8,050       81       --       --       --          --          --         65,037
Preferred stock sold.......     --       --    3,000      300       --          --          --        144,650
Preferred dividends........     --       --       --       --       --          --      (4,713)            --
Net Loss...................     --       --       --       --       --          --      (6,232)            --
                             ------   ------   ------   ------   ------   --------   -----------   -----------
Balance December 31,
  1993.....................  26,541     265    3,000      300       --          --     (39,855)       471,572
                             ------   ------   ------   ------   ------   --------   -----------   -----------
EIP shares sold............     97        2       --       --       --          --          --          2,414
Stock options exercised....    144        1       --       --       --          --          --          1,076
Warrants exercised.........    414        4       --       --       --          --          --          2,627
401K contribution..........     33       --       --       --       --          --          --            574
Preferred stock sold.......     --       --    3,500      350       --          --          --        169,043
Pre-reorg. tax benefits....     --       --       --       --       --          --          --         17,599
Preferred dividends........     --       --       --       --       --          --     (13,177)            --
Net Income.................     --       --       --       --       --          --      76,381             --
                             ------   ------   ------   ------   ------   --------   -----------   -----------
Balance December 31,
  1994.....................  27,229     272    6,500      650       --          --      23,349        664,905
                             ------   ------   ------   ------   ------   --------   -----------   -----------
EIP shares sold............      4       --       --       --       --          --          --             57
Stock options exercised....     24       --       --       --       --          --          --            191
Warrants exercised.........     64        1       --       --       --          --          --            406
401K contribution..........     84        1       --       --       --          --          --            952
Purchase of treasury
  stock....................  (2,025)    (20)      --       --    2,025     (22,594)         --             --
Acquisition of Namasco
  assets...................    188        2       --       --       --          --          --          1,998
Financing costs............     --       --       --       --       --          --          --           (138)
Pre-reorg. tax benefits....     --       --       --       --       --          --          --         42,100
Preferred dividends........     --       --       --       --       --          --     (22,875)            --
Net Income.................     --       --       --       --       --          --      78,018             --
                             ------   ------   ------   ------   ------   --------   -----------   -----------
Balance December 31,
  1995.....................  25,568    $256    6,500     $650    2,025    $(22,594)    $78,492      $ 710,471
                             =======  ======== =======  ======== =======  =========  ============= ===========

STOCK OPTION PLAN

     The Wheeling-Pittsburgh Corporation Stock Option Plan ("1991 Plan") is intended to assist the Company in securing and retaining key employees by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non-qualified options (collectively, the "Options") to full-time employees of the Company and its subsidiaries. Incentive stock options granted under the Option Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the Code.

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

OPTION GRANTS TO WPN CORP.

     On July 29, 1993 (the "Approval Date"), the Board of Directors approved the grant of options to WPN Corporation to purchase 1,000,000 shares of Common Stock (the "Option Grants"). The Option Grants were approved by the stockholders on March 31, 1994.

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

     A Summary of the Option Plans:

                                                      NUMBER OF OPTIONS
                                             -----------------------------------
                                               1991         D & O         WPN        OPTION PRICE
                                               PLAN         PLAN        GRANTS         OR RANGE
                                             ---------     -------     ---------     -------------
Balance 1/1/93.............................    490,500          --            --
  Granted..................................    542,857     164,000     1,000,000      8.750-10.875
  Cancelled................................    (60,167)         --            --      6.125-7.250
  Exercised................................   (113,252)         --            --      6.125-7.250
                                             ---------     -------     ---------
Balance 12/31/93...........................    859,938     164,000     1,000,000
                                             ---------     -------     ---------
  Granted..................................    526,250      60,000            --     14.625-15.125
  Cancelled................................    (17,197)         --            --         14.625
  Exercised................................   (143,072)         --            --      6.125-8.750
                                             ---------     -------     ---------
Balance 12/31/94...........................  1,225,919     224,000     1,000,000
                                             ---------     -------     ---------
  Granted..................................         --      68,000            --         11.00
  Cancelled................................    (43,328)         --            --      6.125-14.625
  Exercised................................    (24,174)         --            --      6.125-8.75
                                             ---------     -------     ---------
Balance 12/31/95...........................  1,158,417     292,000     1,000,000
                                             ---------     -------     ---------

Options outstanding at December 31, <1995 which are exercisable totaled
1,449,556.

     During 1995 the Company issued 68,000 options with an exercise price of $11.00. The value of those options as determined under the Black-Scholes option pricing formula was below the exercise price on the grant date. Accordingly, if SFAS 123 had been adopted, no compensation expense would have been recognized in 1995.

EARNINGS PER SHARE

     The computation of primary earnings per common share is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options and warrants. The computation of fully diluted earnings per common share in 1994 and 1995 further assumes the conversion of preferred shares. The shares used in the computation were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                       1993           1994           1995
                                                    ----------     ----------     ----------
     Primary......................................  25,451,518     28,833,470     26,661,324
     Fully diluted................................  26,783,888     40,447,035     45,189,784

NOTE J -- COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

     The Company, as well as other steel companies, is subject to demanding environmental standards imposed by Federal, state and local environmental laws and regulations. For 1993, 1994, and 1995 aggregate capital expenditures for environmental control projects totaled approximately $8.0 million, $8.7 million and $5.9 million, respectively. In 1993, 1994 and 1995 the Company paid $.1 million, $.6 million and less than $.1 million, respectively, in civil penalties from previously established reserves. The Company is currently funding its share of remediation costs of certain hazardous wastes sites. The Company believes that these remediation costs are not significant and will not be significant in the foreseeable future. Based upon the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance costs, including the incurrence of any additional fines and penalties relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company.

     The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at six waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1 million and $4 million. At four other sites the costs are estimated to aggregate between $25,000 and $250,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the forseeable future. Non-current accrued environmental liabilities totaled $7.3 million at December 31, 1995 and December 31, 1994. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on its financial condition or results of operations. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

     The amounts cited above are estimates based on the most recent information management has at December 31, 1995. Due to the uncertainty involved in estimating the above costs, it is reasonably possible that a change in the estimates may occur in the near term as more information becomes available.

COLLECTIVE BARGAINING AGREEMENT

     The Company's current labor agreement with the USWA expires on October 1, 1996. Approximately 70% of the Company workforce are covered by the collective bargaining agreement. It is likely that the

USWA will request that the Company adopt a defined benefit pension plan for the benefit of the Company's employees represented by the USWA in the next labor agreement. The cost of such a defined benefit pension plan is not known at this time.

NOTE K -- RELATED PARTY TRANSACTION

     WPN Corp. is the sole general partner of RM Capital Partners and the managing general partner of DR Capital Partners, stockholders of the Company. The Chairman of the Board of the Company is the President and sole shareholder of WPN Corp. Pursuant to a management agreement effective as of January 3, 1991, as amended January 1, 1993 and April 11, 1994, approved by a majority of the disinterested directors of the Company, WPN Corp. provides certain financial, management advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. Such services include, among others, identification, evaluation and negotiation of acquisitions, responsibility for financing matters for the Company and its subsidiaries, review of annual and quarterly budgets, supervision and administration, as appropriate, of all the Company's accounting and financial functions and review and supervision of reporting obligations under Federal and state securities laws. In exchange for such services, WPN Corp. receives a fixed monthly fee, $250,000 per month through March 1994; $458,333 effective April 1, 1994 pursuant to an amendment on April 11, 1994. The Management Agreement has a one year term and is renewable automatically for successive one year periods, unless terminated by either party upon 60 days' prior written notice.

NOTE L -- OTHER INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                           1993        1994        1995
                                                          -------     -------     -------
                                                              (DOLLARS IN THOUSANDS)
Interest and investment income........................    $ 6,263     $12,483     $37,571
Equity income.........................................      5,037       5,367       4,845
Sale of WP Radio assets...............................         --          --       6,718
Other, net............................................        665          75      (1,995)
                                                          -------     -------     -------
                                                          $11,965     $17,925     $47,139
                                                          =======     =======     =======

NOTE M -- EXTRAORDINARY CHARGES

                                                              YEAR ENDED DECEMBER 31,
                                                          -------------------------------
                                                           1993        1994        1995
                                                          -------     -------     -------
                                                              (DOLLARS IN THOUSANDS)
Premium on early debt retirement(1)...................    $31,353          --     $    --
Coal retiree medical benefits(2)......................     14,300          --       4,681
Income tax effect.....................................     (8,700)         --      (1,638)
                                                          -------     -------     -------
                                                          $36,953          --     $ 3,043
                                                          =======     =======     =======

---------------

(1) In November 1993 the Company paid a premium of $31.4 million to retire $165.5 million (94.5%) of the First Mortgage Notes.

(2) See Note B.

NOTE N -- SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION

     The following summarized consolidated financial information of the Company's major operating subsidiary, WPC, are being reported because WHX Corporation guarantees certain debt of WPC. Separate WPC financial information for 1993 is not shown since it is substantially the same as the consolidated WHX financial statements presented herein.

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                           1994         1995
                                                                        ----------   ----------
INCOME DATA (DOLLARS IN THOUSANDS)
Net sales.............................................................  $1,193,878   $1,267,869
Cost of products sold.................................................     980,044    1,059,622
Depreciation..........................................................      61,094       65,760
Selling, general and administrative expense...........................      70,089       61,741
                                                                        ----------   ----------
Operating income......................................................      82,651       80,746
Interest expense......................................................      22,581       22,431
Other income..........................................................       6,731        3,234
B&LE settlement.......................................................      36,091           --
                                                                        ----------   ----------
Income before tax and cumulative change in accounting and
  extraordinary items.................................................     102,892       61,549
Tax provision.........................................................      21,173        3,030
                                                                        ----------   ----------
Income before cumulative change in accounting and extraordinary
  items...............................................................      81,719       58,519
Cumulative effect of change in accounting principle (net of tax)......      (9,984)          --
Extraordinary item (net of tax).......................................          --       (3,043)
                                                                        ----------   ----------
Net Income............................................................  $   71,735   $   55,476
                                                                         =========    =========

                                                                            AT DECEMBER 31,
                                                                        -----------------------
                                                                           1994         1995
                                                                        ----------   ----------
BALANCE SHEET DATA (DOLLARS IN THOUSANDS)
ASSETS
  Current assets......................................................  $  393,245   $  379,651
  Non-current assets..................................................     873,127      960,384
                                                                        ----------   ----------
Total Assets..........................................................  $1,266,372   $1,340,035
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities.................................................  $  251,332   $  231,852
  Non-current liabilities.............................................     769,256      764,412
  Stockholders' equity................................................     245,784      343,771
                                                                        ----------   ----------
Total Liabilities and Stockholders' Equity............................  $1,266,372   $1,340,035
                                                                         =========    =========

NOTE O -- SEPARATE FINANCIAL STATEMENTS OF SUBSIDIARIES
        NOT CONSOLIDATED AND 50 PERCENT OR LESS OWNED PERSONS (UNAUDITED).

     The following condensed unaudited financial information of Wheeling-Nisshin Incorporated ("Wheeling-Nisshin") is presented because Wheeling-Nisshin is considered a significant subsidiary as defined under SEC Regulations.

                                                                                 YEAR ENDED
                                                                                DECEMBER 31,
                                                                                    1995
                                                                                ------------
INCOME DATA (DOLLARS IN THOUSANDS)
Net sales.....................................................................    $391,577
Cost of sales.................................................................     349,430
                                                                                ------------
Gross profit..................................................................    $ 42,147
                                                                                ============
Income from continuing operations.............................................    $ 29,586
                                                                                ============
Net income....................................................................    $ 18,049
                                                                                ============
BALANCE SHEET DATA
  Current assets..............................................................    $ 58,317
  Non-current assets..........................................................     147,132
                                                                                ------------
Total Assets..................................................................    $205,449
                                                                                ============
  Current liabilities.........................................................    $ 36,951
  Non-current liabilities.....................................................      47,912
  Stockholders' equity........................................................     120,586
                                                                                ------------
Total Liabilities & Equity....................................................    $205,449
                                                                                ============

     The Company has a 35.7% ownership in Wheeling-Nisshin. Wheeling-Nisshin had total debt outstanding at December 31, 1995 of approximately $36.7 million. During 1995, the Company derived approximately 13.8% of its revenue from sales of steel to Wheeling-Nisshin and at December 31, 1995 had a receivable from Wheeling-Nisshin of $6.3 million. The Company received dividends of $2.5 million from Wheeling-Nisshin in 1995.

NOTE P -- SALE OF RECEIVABLES

     In August 1994 Wheeling-Pittsburgh Funding, Inc. a special purpose wholly-owned subsidiary ("Funding") of Wheeling-Pittsburgh Steel Corporation ("WPSC"), entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh Canfield Corporation. The agreement expires in August 1999. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 WPSC entered into an agreement to include the receivable generated by Unimast, in the pool of accounts receivable sold. Accounts receivable at December 31, 1995 and 1994 exclude $67 million and $45 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees of $4.3 million paid by the Company under this agreement were based upon a fixed rate set on the date the initial $45 million of receivables were sold and variable rates on subsequent sales that range from 6.219% to 9.0% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

NOTE Q -- SUBSEQUENT EVENT - TELEDYNE INC.

     On February 9, 1996, the Company submitted a business combination proposal between the Company and Teledyne Inc. to the Board of Directors of Teledyne Inc. The merger proposal stipulated a $30 per share offer for all the outstanding shares of common stock of Teledyne Inc. The $30 per share offer was comprised of approximately two-thirds in cash and one-third in WHX common stock.

     On February 26, 1996, the Company submitted a revised business combination proposal. The revised offer was for $32 per share, comprised of $22 per share in cash and $10 per share in WHX common stock.

     The proposal is, and the consummation of the acquisition would be, subject to negotiation, preparation and execution of appropriate definitive agreements containing mutually acceptable representations, warranties, terms and conditions, and requisite shareholder approvals.

NOTE R -- QUARTERLY INFORMATION (UNAUDITED)

     Financial results by quarter for the two fiscal years ended December 31, 1994 and 1995 are as follows:

                                                    EXTRAORDINARY                   EARNINGS
                                                     CHARGES AND                     (LOSS)
                                                     CUMULATIVE                     PER SHARE       EARNINGS
                                                       EFFECT           NET          BEFORE          (LOSS)
                             NET         GROSS      OF ACCOUNTING     INCOME      EXTRAORDINARY       PER
                            SALES       PROFIT         CHANGE         (LOSS)         CHARGES         SHARE
                           --------     -------     -------------     -------     -------------     --------
                                               (DOLLARS, EXCEPT PER SHARE, IN THOUSANDS)
1994:
  1st Quarter............  $253,803     $35,714        $(9,984)       $26,486(a)      $1.18           $.83(a)
  2nd Quarter............   300,427      57,892             --         12,863           .36            .36
  3rd Quarter............   309,817      59,883             --         18,717           .55            .55
  4th Quarter............   329,831      61,112             --         18,315           .44            .44
1995:
  1st Quarter............   324,187      63,125             --         22,827           .61            .61
  2nd Quarter............   366,271      52,590             --         21,516           .60            .60
  3rd Quarter............   339,435      55,848             --         19,334           .52            .52
  4th Quarter............   334,721      45,152         (3,043)        14,341           .44            .33

---------------

(a) The 1994 first quarter includes $26.7 million income (net of tax) in settlement of antitrust litigation against Bessemer and Lake Erie Railroad.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company required by the item is incorporated by reference to the information appearing under the heading "Election of Directors" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders.

ITEM 11.  MANAGEMENT REMUNERATION

     Incorporated by reference to the information appearing under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information appearing under the heading "Security Ownership" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information appearing under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 3. EXHIBITS

     2.1     Confirmation Order of the United States Bankruptcy Court for the Western
             District of Pennsylvania, dated December 18, 1990, containing the Amended Joint
             Plan of Reorganization of Wheeling-Pittsburgh Steel Corporation, dated October
             18, 1990, as modified and approved -- Incorporated herein by reference to
             Exhibit 2.1 to WPC's Form 8-K filed December 28, 1990.
     2.2     Form of Plan and Agreement of Merger, dated as of July 26, 1994 among WPC, WHX and WP Merger Co. -- Incorporated herein by reference to Exhibit 2.2. to
             Company's Form S-4 Registration Statement (No. 33-53591).
     3.1     Certificate of Incorporation of the Company--Incorporated herein by reference to
             Exhibit 3.2 to the Company's Form S-4 Registration Statement (No. 33-53591).
     3.2     By-laws of the Company--Incorporated herein by reference to Exhibit 3.3 of the
             Company's Form S-4 Registration Statement (No. 33-53591).
     4.1     Form of Indenture ("First Mortgage Note Indenture") dated as of November 15,
             1991 among WPC, WPSC, as guarantor, and Chemical Bank, as Trustee (including form of First Mortgage Note)--Incorporated herein by reference to Exhibit 4.8 to the Company's Form S-2 Registration Statement dated November 20, 1991.
     4.2     Form of First Supplemental Indenture to the First Mortgage Note Indenture
             between, WPC, WPSC, WHX and Chemical Bank -- Incorporated herein by reference to
             Exhibit 4.3 to the Company's Form S-4 Registration Statement (No. 33-53591).
             Exhibit 4.4 to the Company's Form S-4 Registration Statement (No. 33-53591).

     4.4     Indenture ("Senior Note Indenture"), between WPC and Bank One, Columbus, NA, as
             Trustee -- Incorporated herein by reference to Exhibit 4.1 to WPC's Form S-3
             Registration Statement (No. 33-50709).
     4.5     Form of First Supplemental Indenture to the Senior Note Indenture between, WPC,
             WHX and Bank One, Columbus, NA -- Incorporated herein by reference to Exhibit
             4.5 to the Company's Form S-4 Registration Statement (No. 33-53591).
     4.6     Form of Pledge and Security Agreement dated as of November 15, 1991 among WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A. as agent--Incorporated herein by reference to Exhibit 4.9 to the Company's Form S-2 Registration Statement dated November 20, 1991
     4.7     Form of Collateral Agency and Intercreditor Agreement dated as of November 15,
             1991 among WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A., as agent--Incorporated herein by reference to Exhibit 4.10 to the Company's Form S-2 Registration Statement dated
             November 20, 1991.
     4.8     Form of Intellectual Property Security Agreement and Assignment dated as of
             November 15, 1991 among WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A., as agent--Incorporated herein by reference to Exhibit 4.11 to the Company's Form S-2 Registration
             Statement dated November 20, 1991.
     4.9     Form of Mortgage dated as of November 15, 1991, WPSC to Chemical Bank, as collateral agent, mortgage and grantee--Incorporated herein by reference to
             Exhibit 4.12 to the Company's Form S-2 Registration Statement dated November 20,
             1991.
    4.10     Pooling and Servicing Agreement dated as of August 1, 1994, among
             Wheeling-Pittsburgh Funding, Inc., WPSC and Bank One, Columbus, NA --
             Incorporated herein by reference to Exhibit 4.13 to the WPC's Form S-1
             Registration Statement dated February 24, 1995.
    10.1     Form of Key Employee Deferred Compensation Agreement--Incorporated herein by reference to Exhibit 10.1 to the 1990 10-K.
    10.2     Cooperation Agreement dated February 7, 1984 between the Company and Nisshin
             Steel Co., Ltd.--Incorporated herein by reference to Exhibit 10.24 to the
             Company's Form S-1 Registration Statement No. 2-89295 as filed with the
             Securities and Exchange Commission on February 7, 1984.
    10.3     Agreement dated April 30, 1993 between Registrant and James L. Wareham  --
             Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended December 31, 1993.
    10.4     Form of Key Employee Severance Agreement--Incorporated herein by reference to
             Exhibit 10.8 to the 1990 10-K.
    10.5     Second Amended and Restated Shareholders Agreement dated as of November 12, 1990 between the Company and Nisshin Steel Co. Ltd.--Incorporated herein by reference to Exhibit 10.9 to the 1990 10-K.
    10.6     Management Agreement dated as of January 3, 1991 between the Company and WPN
             Corp.--Incorporated herein by reference to Exhibit 10.11 to the 1990 10-K.
    10.7     Amendment No. 1 to Management Agreement dated as of January 1, 1993 between the
             Company and WPN Corp.-Incorporated herein by reference to Exhibit 10.8 to the
             Company's Form S-2 Registration Statement filed February 23, 1993 (the "February
             Form S-2").
    10.8     Amendment No. 2 to Management Agreement dated as of April 11, 1994 between the
             Company and WPN Corp.
    10.9     1991 Incentive and Nonqualified Stock Option Plan of the Company--Incorporated
             herein by reference to Exhibit 10.13 to the Company's Form S-2 Registration
             Statement (No. 33-43139).

   10.10     Wheeling-ISPAT Partners general partnership agreement dated September 21, 1994 by and between WP Steel Venture Corporation and ISPAT Mexicana, S.A. De
             C.V.  --  Incorporated herein by reference to exhibit 10.1 to the Company's Form
             10-Q for the quarter ended September 30, 1994.
  *10.11     Second Amended and Restated Credit Agreement dated December 28, 1995, among
             WPSC, the lenders party thereto, and Citibank, N.A., as Agent.
   *21.1     Subsidiaries of Registrant.
   *23.1     Consent of Price Waterhouse.
     *27     Financial Data Sheet

---------------

* -- filed herewith.

     (b) REPORTS ON FORM 8-K.

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has signed this report by the undersigned, thereunto duly authorized in the City of New York, State of New York on February 29, 1996.

                                          WHX CORPORATION

                                          By /s/ RONALD LABOW
                                             Ronald LaBow
                                             Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               SIGNATURE                                  TITLE                         DATE
----------------------------------------    ---------------------------------    ------------------
By /s/  FREDERICK G. CHBOSKY                (Principal Financial Officer and     February 27, 1996
              Frederick G.                  Principal Accounting Officer)               Date
  Chbosky
By /s/      NEIL D. ARNOLD                  Director                             February 29, 1996
                 Neil D.                                                                Date
  Arnold
By /s/      PAUL W. BUCHA                   Director                             February 29, 1996
                 Paul W.                                                                Date
  Bucha
By /s/    ROBERT A. DAVIDOW                 Director                             February 29, 1996
               Robert A.                                                                Date
  Davidow
By /s/   WILLIAM GOLDSMITH                  Director                             February 29, 1996
               William                                                                  Date
  Goldsmith
By /s/      RONALD LABOW                    Director                             February 29, 1996
                 Ronald                                                                 Date
  LaBow
By /s/    MARVIN L. OLSHAN                  Director                             February 29, 1996
                Marvin L.                                                               Date
  Olshan
By /s/    LYNN R. WILLIAMS                  Director                             February 29, 1996
                Lynn R.                                                                 Date
  Williams
By /s/   RAYMOND S. TROUBH                  Director                             February 29, 1996
               Raymond S.                                                               Date
  Troubh
By /s/    JAMES L. WAREHAM                  Director and                         February 29, 1996
               James L.                     Principal Executive Officer                 Date
  Wareham

                             EXHIBIT INDEX


      Exhibit No.                                   Description
      -----------                                   -----------

          2.1          Confirmation Order of the United States Bankruptcy Court for the
                       Western District of Pennsylvania, dated December 18, 1990, containing the Amended Joint Plan of Reorganization of Wheeling-Pittsburgh Steel
                       Corporation, dated October 18, 1990, as modified and approved --
                       Incorporated herein by reference to Exhibit 2.1 to WPC's Form 8-K filed December 28, 1990.
          2.2          Form of Plan and Agreement of Merger, dated as of July 26, 1994 among
                       WPC, WHX and WP Merger Co. -- Incorporated herein by reference to
                       Exhibit 2.2. to Company's Form S-4 Registration Statement (No.
                       33-53591).
          3.1          Certificate of Incorporation of the Company--Incorporated herein by reference to Exhibit 3.2 to the Company's Form S-4 Registration
                       Statement (No. 33-53591).
          3.2          By-laws of the Company--Incorporated herein by reference to Exhibit
                       3.3 of the Company's Form S-4 Registration Statement (No. 33-53591).
          4.1          Form of Indenture ("First Mortgage Note Indenture") dated as of
                       November 15, 1991 among WPC, WPSC, as guarantor, and Chemical Bank, as
                       Trustee (including form of First Mortgage Note)--Incorporated herein by reference to Exhibit 4.8 to the Company's Form S-2 Registration
                       Statement dated November 20, 1991.
          4.2          Form of First Supplemental Indenture to the First Mortgage Note
                       Indenture between, WPC, WPSC, WHX and Chemical Bank -- Incorporated herein by reference to Exhibit 4.3 to the Company's Form S-4
                       Registration Statement (No. 33-53591).
          4.3          Form of Second Supplemental Indenture to the First Mortgage Note
                       Indenture between WPC, WPSC, WHX and Chemical Bank -- Incorporated herein by reference to Exhibit 4.4 to the Company's Form S-4
                       Registration Statement (No. 33-53591).
          4.4          Indenture ("Senior Note Indenture"), between WPC and Bank One,
                       Columbus, NA, as Trustee -- Incorporated herein by reference to
                       Exhibit 4.1 to WPC's Form S-3 Registration Statement (No. 33-50709).
          4.5          Form of First Supplemental Indenture to the Senior Note Indenture
                       between, WPC, WHX and Bank One, Columbus, NA -- Incorporated herein by reference to Exhibit 4.5 to the Company's Form S-4 Registration
                       Statement (No. 33-53591).
          4.6          Form of Pledge and Security Agreement dated as of November 15, 1991 among WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A. as agent--Incorporated herein by reference to Exhibit 4.9 to the Company's Form S-2
                       Registration Statement dated November 20, 1991
          4.7          Form of Collateral Agency and Intercreditor Agreement dated as of
                       November 15, 1991 among WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A., as agent--Incorporated herein by reference to Exhibit 4.10 to the
                       Company's Form S-2 Registration Statement dated November 20, 1991.
          4.8          Form of Intellectual Property Security Agreement and Assignment dated as of November 15, 1991 among WPSC, as pledgor, Chemical Bank, as collateral agent, trustee and administrative agent and Citibank, N.A., as agent--Incorporated herein by reference to Exhibit 4.11 to the
                       Company's Form S-2 Registration Statement dated November 20, 1991.
          4.9          Form of Mortgage dated as of November 15, 1991, WPSC to Chemical Bank, as collateral agent, mortgage and grantee--Incorporated herein by reference to Exhibit 4.12 to the Company's Form S-2 Registration
                       Statement dated November 20, 1991.
         4.10          Pooling and Servicing Agreement dated as of August 1, 1994, among
                       Wheeling-Pittsburgh Funding, Inc., WPSC and Bank One, Columbus, NA --
                       Incorporated herein by reference to Exhibit 4.13 to the WPC's Form S-1
                       Registration Statement dated February 24, 1995.
         10.1          Form of Key Employee Deferred Compensation Agreement--Incorporated
                       herein by reference to Exhibit 10.1 to the 1990 10-K.
         10.2          Cooperation Agreement dated February 7, 1984 between the Company and
                       Nisshin Steel Co., Ltd.--Incorporated herein by reference to Exhibit
                       10.24 to the Company's Form S-1 Registration Statement No. 2-89295 as
                       filed with the Securities and Exchange Commission on February 7, 1984.
         10.3          Agreement dated April 30, 1993 between Registrant and James L.
                       Wareham  -- Incorporated herein by reference to Exhibit 10.4 to the
                       Company's Form 10-K for the fiscal year ended December 31, 1993.
         10.4          Form of Key Employee Severance Agreement--Incorporated herein by reference to Exhibit 10.8 to the 1990 10-K.
         10.5          Second Amended and Restated Shareholders Agreement dated as of
                       November 12, 1990 between the Company and Nisshin Steel Co.
                       Ltd.--Incorporated herein by reference to Exhibit 10.9 to the 1990
                       10-K.
         10.6          Management Agreement dated as of January 3, 1991 between the Company and WPN Corp.--Incorporated herein by reference to Exhibit 10.11 to the 1990 10-K.

         10.7          Amendment No. 1 to Management Agreement dated as of January 1, 1993 between the Company and WPN Corp.-Incorporated herein by reference to
                       Exhibit 10.8 to the Company's Form S-2 Registration Statement filed
                       February 23, 1993 (the "February Form S-2").
         10.8          Amendment No. 2 to Management Agreement dated as of April 11, 1994 between the Company and WPN Corp.
         10.9          1991 Incentive and Nonqualified Stock Option Plan of the
                       Company--Incorporated herein by reference to Exhibit 10.13 to the
                       Company's Form S-2 Registration Statement (No. 33-43139).
        10.10          Wheeling-ISPAT Partners general partnership agreement dated September
                       21, 1994 by and between WP Steel Venture Corporation and ISPAT
                       Mexicana, S.A. De C.V. --  Incorporated herein by reference to exhibit
                       10.1 to the Company's Form 10-Q for the quarter ended September 30,
                       1994.
       *10.11          Second Amended and Restated Credit Agreement dated December 28, 1995, among WPSC, the lenders party thereto, and Citibank, N.A., as Agent.
        *21.1          Subsidiaries of Registrant.
        *24.1          Consent of Price Waterhouse.
          *27          Financial Data Sheet

---------------

* -- filed herewith.

     (B) REPORTS ON FORM 8-K.

     None