Form 10-K/A
period 1995-12-31
WHX CORP
filed 1996-04-26
CIK 106618

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995.
                                       OR
/ / TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                         13-3768097
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

          110 East 59th Street                      10022
           New York, New York                    (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  212-355-5200

Securities registered pursuant to Section 12(b) of the Act:

                                                                                         Name of each exchange on
                  Title of each class                                                        which registered
                  -------------------                                                        ----------------
Common Stock, $.01 par value                                                          New York Stock Exchange
Series A Convertible Preferred Stock, $.10 par value                                  New York Stock Exchange
Series B Convertible Preferred Stock, $.10 par value                                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

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

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No/ /

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      The following sets forth certain information with respect to the Directors of the Company:

                                                 Principal Occupation                                      First Year
                                               for the Past Five Years                                       Became
Name                                       and Current Public Directorships                Age           a Director(1)
- ----                                       --------------------------------                ---           -------------
Neil D. Arnold                   Director.  Senior Vice President and Chief                 47                1992
                                 Financial Officer of Varity Corporation, a
                                 manufacturer of farm machinery,
                                 automotive components and diesel engines, since
                                 July 1990;  prior  thereto for in excess of six
                                 years,   a  Vice   President   or  Senior  Vice
                                 President of such corporation.

Paul W. Bucha                    Director.  President, Paul W. Bucha &                      52                1993
                                 Company, Inc., an international marketing
                                 consulting firm, since 1979; President,
                                 BLHJ, Inc., an international consulting
                                 firm, from July 1991 to present; President, The
                                 Spoerry  Group,  the general  partner of a real
                                 estate partnership,  from 1986 to January 1992;
                                 President, Congressional Medal of Honor Society
                                 of U.S., since
                                 September 1995.

Robert A. Davidow                Director.  Private investor since January                  53                1992
                                 1990. Mr. Davidow is also a director of
                                 Arden Group, Inc.

William Goldsmith                Director.  Management and Marketing                        77                1987
                                 Consultant since 1984; Chairman of the
                                 Board of TMP,  Inc.  from January 1991 to 1993;
                                 Chairman   and  Chief   Executive   Officer  of
                                 Overspin Golf, since January 1994;  Chairman of
                                 the Board and Chief Executive  Officer of Fiber
                                 Fuel  International,  Inc.,  since  1994;  Life
                                 Trustee to  Carnegie  Mellon  University  since
                                 1980.

                                                 Principal Occupation                                      First Year
                                               for the Past Five Years                                       Became
Name                                       and Current Public Directorships                Age           a Director(1)
- ----                                       --------------------------------                ---           -------------
Ronald LaBow                     Chairman of the Board.  President,                         61                1991
                                 Stonehill Investment Corp. since February
                                 1990. Mr. LaBow is also a director of
                                 Regency  Equities Corp., a real estate company,
                                 and Teledyne, Inc.

Marvin L. Olshan                 Director and, since 1991, Secretary of the                 68                1991
                                 Company.  Partner, Olshan Grundman
                                 Frome & Rosenzweig LLP, since 1956.

Raymond S. Troubh                Director.  Financial Consultant for in                     69                1992
                                 excess of past five years. Mr. Troubh is
                                 also a director of ADT  Limited,  a provider of
                                 electronic  security alarm protection,  America
                                 West  Airlines,  Inc.,  Applied  Power Inc.,  a
                                 manufacturer and distributor of hydraulic power
                                 equipment, ARIAD Pharmaceuticals, Inc., Becton,
                                 Dickinson     and     Company,     a    medical
                                 instrumentation  and equipment company,  Benson
                                 Eyecare Corporation, Diamond Offshore Drilling,
                                 Inc.,  Foundation Health  Corporation,  General
                                 American    Investors     Company,     Manville
                                 Corporation,  Olsten  Corporation,  a temporary
                                 help  company,  Petrie  Stores  Corporation,  a
                                 retail    chain,    Riverwood     International
                                 Corporation,  a packaging  and carton  company,
                                 Time Warner Inc. and Triarc Companies,  Inc., a
                                 company   engaged   in   the   production   and
                                 distribution of food and soft drinks.

James L. Wareham                 Director and, since 1992, President of the                 55                1989
                                 Company.  Chairman of the Board and
                                 Chief Executive Officer of Wheeling-
                                 Pittsburgh Steel Corporation ("WPSC")
                                 since September 1992, and Director,
                                 President and Chief Operating Officer of
                                 WPSC since May 1989.  Mr. Wareham is
                                 also a director of ViroGroup, Inc. and
                                 Wesbanco Corporation.

                                                 Principal Occupation                                      First Year
                                               for the Past Five Years                                       Became
Name                                       and Current Public Directorships                Age           a Director(1)
- ----                                       --------------------------------                ---           -------------
Lynn Williams                    Director.  Retired since March 1994.                       71                1995
                                 President of United Steelworkers of
                                 America from November 1983 to March
                                 1994.

- ------------------
(1) The Company and its subsidiaries were reorganized into a new holding company structure ("Corporate Reorganization") on July 26, 1994. Prior to the Corporate Reorganization, all directors of the Company who were directors at the time of the Corporate Reorganization were directors of Wheeling-Pittsburgh Corporation ("WPC").

MEETINGS AND COMMITTEES

      The Board of Directors met or took action by unanimous written consent on twelve occasions during the fiscal year ended December 31, 1995. There are five Committees of the Board of Directors: the Executive Committee, the Audit
Committee, the Compensation Committee, the Nominating Committee and the Stock Option Committee (for the 1991 Plan). The members of the Executive Committee are Ronald LaBow, Robert A. Davidow, Marvin L. Olshan, Raymond S. Troubh and Neil D. Arnold. The Executive Committee took action by unanimous written consent on four occasions during the fiscal year ended December 31, 1995. The Executive Committee possesses and exercises all the power and authority of the Board of Directors in the management and direction of the business and affairs of the Company except as limited by law and except for the power to change the membership or to fill vacancies on the Board of Directors or the Executive Committee. The members of the Audit Committee are Robert A. Davidow, Raymond S. Troubh, Neil D. Arnold and Paul W. Bucha. The Audit Committee met on six occasions during the fiscal year ended December 31, 1995. The Audit Committee annually recommends to the Board of Directors independent public accountants to serve as auditors of the Company's books, records and accounts, reviews the scope of the audits performed by such auditors and the audit reports prepared by them, reviews and monitors the Company's internal accounting procedures and monitors compliance with the Company's Code of Ethics Policy and Conflict of Interests Policy. The members of the Compensation Committee are Robert A. Davidow, William Goldsmith and Marvin L. Olshan. The Compensation Committee met on five occasions during the fiscal year ended December 31, 1995. The Compensation Committee reviews compensation arrangements and personnel matters. The members of the Nominating Committee are Ronald LaBow, Marvin L. Olshan and Robert A. Davidow. The Nominating Committee took action by written consent on two occasions during the fiscal year ended December 31, 1995. The Nominating Committee recommends nominees to the Board of Directors of the Company. The members of the Stock Option Committee are Ronald LaBow, Robert A. Davidow and Marvin L. Olshan. The Stock Option Committee administers the granting of stock options under the 1991 Plan. The Stock Option Committee did not meet or take action by unanimous written consent during the fiscal year ended December 31, 1995.

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

      Pursuant to a management agreement effective as of January 3, 1991, as amended (the "Management Agreement"), approved by a majority of the disinterested directors of the Company, WPN Corp. ("WPN"), of which Ronald LaBow, the Chairman of the Board of the Company is the sole stockholder and an officer and director, provides financial, management, advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. In 1995, WPN received a monthly fee of $458,333.33, with total payments in 1995 of $5,500,000. The Company believes that the cost of obtaining the type and quality of services rendered by WPN under the Management Agreement is no less favorable than that at which the Company could obtain such services from unaffiliated entities. The terms of such Management Agreement are reviewed annually. See "Executive Officers -Management Agreement with WPN."

EXECUTIVE OFFICERS

      The following table contains the names, positions and ages of the executive officers of the Company who are not directors.

                                                        Principal Occupation for the Past
Name                                             Five Years and Current Public Directorships(1)                   Age
- ----                                             ----------------------------------------------                   ---
Frederick G. Chbosky                Chief Financial Officer.  Chief Financial Officer of the                       51
                                    Company since June 1991; Executive Vice President --
                                    Finance of WPSC since December 1992; Vice President --
                                    Finance and Chief Financial Officer of WPSC since
                                    September 1985 and Director of WPSC since January 1991;
                                    Vice President -- Purchasing Traffic and Raw Materials with
                                    WPSC from 1983 to 1985; Comptroller of WPSC from 1980
                                    to 1983; Various financial positions with WPSC, 1975 to
                                    1980; Director, Wheeling-Nisshin, Inc.

James G. Bradley                    Vice President.  Vice President of the Company since                           51
                                    October      1995;       Executive      Vice
                                    President-Operations  of WPSC since  October
                                    1995;    Vice     President-Operations    of
                                    International  Mill  Service  from  1992  to
                                    October              1995;              Vice
                                    President-Operations/Plant     Manager    of
                                    USS/Kobe Steel Company from 1990 to 1992.

                                                        Principal Occupation for the Past
Name                                             Five Years and Current Public Directorships(1)                   Age
- ----                                             ----------------------------------------------                   ---
James D. Hesse                      Vice President.  Vice President of the Company since                           57
                                    January 1994; Executive Vice President -- Commercial and
                                    Chief Operating Officer of WPSC since February 1994; Vice
                                    President -- Commercial of WPSC since July 1991; Vice
                                    President -- Corporate Planning and Marketing of WPSC,
                                    from August 1986 to July 1991; General Manager of Sales --
                                    Products, from June 1980 to August 1986; Tin Mill Products
                                    Manager, from September 1976 to June 1980; Various line
                                    and staff sales positions with WPSC, from 1962 to 1976.

Garen Smith                         Vice President.  Vice President of the Company since                           53
                                    October 1995;  President and Chief Executive
                                    Officer of Unimast Incorporated  ("Unimast")
                                    since April 1991  (Unimast  was  acquired by
                                    the Company in March 1995).

DeWayne Tuthill                     Vice President.  Vice President of the Company since                           59
                                    December 1993; Executive Vice President -- Manufacturing
                                    since February 1994; Vice President -- Purchasing, Traffic and Raw Materials of WPSC since February 1989.

Howard Mileaf                       Vice President -- Special Counsel.  Vice President -- Special                  59
                                    Counsel to the Company since April 1993; Special Counsel to the Company, from February 1992 to April 1993; Consultant, from August 1991 to April 1993; Vice President and General
                                    Counsel, Keene Corporation, from August 1981 to August
                                    1991; Trustee/Director of Neuberger & Berman Equity
                                    Mutual Funds, since 1984.

- ----------------
(1) Prior to the Corporate Reorganization, all Executive Officers of the Company who were Executive Officers at the time of the Corporate Reorganization were Executive Officers of WPC.

ITEM 11.  EXECUTIVE COMPENSATION

      Summary Compensation Table. The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to (i) the chief executive officer ("CEO") of the Company (Mr. James L. Wareham, the President of the Company) and (ii) the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1995 and who were employed by the Company on December 31, 1995 (together with the CEO, the "Named Executive Officers").

                           Summary Compensation Table

Name and Principal Position                         Annual Compensation                   Long Term Compensation
- ---------------------------                         -------------------                   ----------------------

                                                                   Other Annual    Securities
      Name and Principal                    Salary       Bonus    Compensation     Underlying        All other Compensation
           Position              Year        ($)        ($)(1)      ($)(2)         Options (#)                ($)(3)
          ----------             ----       -----       -------     --------       -----------       ---------------------

James L. Wareham,                1995      400,000           --        --                --              46,825(4)
President                        1994      400,000      140,000        --            80,000              44,877(4)
                                 1993      366,667      125,000        --            22,921              37,644(4)

Frederick G. Chbosky,            1995      140,000       22,384        --                --              10,020
Chief Financial Officer          1994      140,000       37,622        --                --               7,560
                                 1993      140,000       26,334        --            13,753               6,384

James D. Hesse,                  1995      150,000       23,528        --                --              19,415
Vice President                   1994      147,250       43,476        --                --              17,737
                                 1993      117,000       19,917        --            13,753              12,845

DeWayne W. Tuthill,              1995      135,000       21,408        --                --               8,786
Vice President                   1994      133,808       40,768        --                --               7,770
                                 1993      120,700       19,866        --            13,753               6,681

Garen Smith,                     1995      150,000(5)        --        --                --               3,000
Vice President                   1994           --           --        --                --                  --
                                 1993           --           --        --                --                  --

- ----------------------------

(1) Includes bonuses paid in 1994, 1995 and 1996 for services rendered in the prior year pursuant to the WPSC Management Incentive Program ("WPSC Management Incentive Program") covering officers and salaried employees of WPSC. Messrs. Wareham and Smith are not eligible to participate in the WPSC Management Incentive Program. Mr. Wareham's employment agreement provides for an annual bonus to be awarded in the sole discretion of the Company. Mr. Wareham was granted a bonus in 1994 and 1995 for services rendered in the prior year. All bonus amounts have been attributed to the year in which the services were performed. At the present time, neither Messrs. Wareham nor Smith have been granted a bonus for services rendered in 1995.

(2) Excludes perquisites and other personal benefits unless the aggregate amount of such compensation exceeds the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for such named executive officer.

(3) Amounts shown, unless otherwise noted, reflect employer contributions to WPSC Salaried Employees Pension Plan, except in the case of Mr. Smith which amount reflects other employer pension contributions.

(4) Includes insurance premiums paid by the Company in 1995, 1994 and 1993 of $40,000, $40,000 and $26,667, respectively.

(5)  Employment with the Company commenced March 31, 1995.


         No options were granted to any of the Named Executive Officers during 1995.


                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

         The  following   table  sets  forth  certain   information   concerning
unexercised stock options held by the Named Executive Officers as of December 31, 1995.


                               Number of Securities    Value of Unexercised In-
                              Underlying Unexercised     the-Money Options at
                              Options at 1995 Fiscal      1995 Fiscal Year-
                             Year-End(#) Exercisable/   End($)(1) Exercisable/
Name                               Unexercisable            Unexercisable
- ----                         ------------------------  ------------------------

James L. Wareham                      66,948/60,973          123,097/16,235

James D. Hesse                        14,169/4,584           37,608/9,742

Frederick G. Chbosky                  14,169/4,584           37,608/9,742

DeWayne W. Tuthill                    19,169/4,584           55,733/9,742

Garen Smith                             0/0                       0/0

- ------------------

(1) On December 31, 1995, the last reported sales price of WHX Common Stock as reported on the New York Stock Exchange Composite Tape was $10.875.


         Long-Term Incentive and Pension Plans. The Company does not have any long-term incentive or defined benefit pension plans.

         Deferred Compensation Agreements. Certain key employees of the Company are parties to deferred compensation agreements and/or severance agreements. The deferred compensation agreements generally provide that if the employee remains continuously in the employ of the Company until the fifth anniversary of the approval of the Company's Plan of Reorganization (the "Plan") (which Plan was approved on January 3, 1991), or if the employee's employment is terminated within such period by reason of permanent disability, retirement at age 65 or involuntary termination without good cause, the employee is entitled to receive, over a fifteen-year period commencing at the later of age 65 or termination of employment, an amount equal to twice his base salary for the most recent twelve-month period of his employment prior to January 3, 1996. The annual benefits payable to Messrs. Chbosky, Tuthill and Hesse upon retirement are $18,667, $18,000 and $20,000, respectively. Certain other deferred compensation payments are payable by WPSC in certain circumstances, such as a demotion in job status without good cause, death or as a result of a change of control of the Company. Each of Messrs. Chbosky, Tuthill and Hesse is a party to a deferred compensation agreement such as is described above. Except as described in this paragraph, and in the next paragraph with respect to the employment agreement of Mr. Wareham, no plan or arrangement exists which results in compensation to a Named Executive Officer in excess of $100,000 upon such officer's future termination of employment or upon a change-of-control.

         Employment Agreements. Mr. James L. Wareham is employed as President of the Company and Chairman of the Board and Chief Executive Officer of WPSC under a two-year agreement which expired April 29, 1995, but which was automatically extended for a successive two-year period. The agreement provides for an annual salary to Mr. Wareham of $400,000 and an annual bonus awarded in the sole discretion of the Company. In March 1995, Mr. Wareham was granted a cash bonus of $140,000 for services rendered in 1994. At the present time Mr. Wareham has not been granted a bonus for services rendered in 1995. The Company considered several factors in determining whether to pay a bonus to Mr. Wareham including the performance of Mr. Wareham and the resulting benefits to the Company and the overall performance of the Company as measured by the guidelines discussed herein used to determine the bonuses of other senior executives of the Company. In addition, the employment agreement provides for Mr. Wareham to receive the cash surrender value of life insurance contracts purchased by the Company upon termination of his employment. The annual premium paid by the Company on the life insurance contracts is $40,000. In the event Mr. Wareham's employment is terminated without cause or Mr. Wareham voluntarily terminates his employment due to a material change in the nature and scope of his authorities and duties after a change in control of the Company occurs, he is entitled to receive a payment of $800,000, and other specified benefits for a period of one year from the date of termination. Specified benefits under Mr. Wareham's employment agreement may be forfeited under certain circumstances.

         Mr. Garen Smith is a Vice President of the Company and is employed as President and Chief Executive Officer of Unimast under a three-year employment agreement dated as of April 8, 1994. The agreement provides for an annual salary to Mr. Smith of $200,000 per year and an annual bonus of up to 37.5% of Mr. Smith's annual base salary upon the achievement of certain performance targets specified by the Board of Directors of Unimast. In the event Mr. Smith's employment is terminated without cause, he is entitled to receive his annual salary and health insurance benefits for an eighteen month period following his termination.

         Compensation Committee Interlock and Insider Participation. Messrs. Davidow, Goldsmith and Olshan each served as a member of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 1995. Mr. Olshan is a member of Olshan Grundman Frome & Rosenzweig LLP, which has been retained as outside general counsel to the Company since January 1991. Fees received from the Company by such firm during the fiscal year ended December 31, 1995 of $919,990 did not exceed 5% of the Company's revenues.

         Management Agreement With WPN. Pursuant to the Management Agreement, approved by a majority of the disinterested directors of the Company, WPN provides financial, management, advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. Such services include, among others, identification, evaluation and negotiation of acquisitions, responsibility for financing matters, review of annual and quarterly budgets, supervision and administration, as appropriate, of all of the Company's accounting and financial functions and review and supervision of the Company's reporting obligations under Federal and state securities laws. In 1995, WPN received a monthly fee of $458,333.33, with total payments in 1995 of $5,500,000. The Company provides indemnification for WPN's employees, officers and directors against any liability, obligation or loss resulting from their actions pursuant to the Management Agreement. The Management Agreement has a one year term and is renewable automatically for successive one year periods, unless terminated by either party upon 60 days' notice. Mr. LaBow is the sole stockholder and an officer and director of WPN. WPN has not derived any other income and has not received reimbursement of any of its expenses (other than health benefits and standard directors' fees) from the Company in connection with the performance of services described above. The Company believes that the cost of obtaining the type and quality of services rendered by WPN under the Management Agreement is no less favorable than the cost at which the Company could obtain such services from unaffiliated entities.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth information concerning ownership of the Common Stock of the Company outstanding as at April 15, 1996, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

                 Name and Address                                                                              Percentage
              of Beneficial Owner(1)                           Shares Beneficially Owned                       of Class(2)
              ----------------------                           -------------------------                       -----------
FMR Corp. (3)
82 Devonshire Street
Boston, Massachusetts 02109                                              1,682,200                                6.1%

Dewey Square Investors Corporation (4)
82 Devonshire Street
Boston, Massachusetts 02109                                              2,434,810                                8.8%

Vanguard/Windsor Fund (5)
75 State Street
Boston, Massachusetts 02109                                              1,601,200                                5.8%

Ronald LaBow(6)                                                          2,633,948(7)(8)                          9.3%

Neil D. Arnold                                                              13,333(9)                              *

Paul W. Bucha                                                               13,333(9)                              *

Robert A. Davidow                                                           69,037(10)                             *

William Goldsmith                                                           29,333(9)                              *

Lynn Williams                                                                    0                                 *

Marvin L. Olshan                                                            30,333(11)                             *

Raymond S. Troubh                                                           23,333(12)                             *

James L. Wareham                                                           101,254(9)                              *

Frederick G. Chbosky                                                        24,781(13)                             *

                 Name and Address                                                                              Percentage
              of Beneficial Owner(1)                           Shares Beneficially Owned                       of Class(2)
              ----------------------                           -------------------------                       -----------
James D. Hesse                                                              18,753(9)                              *

DeWayne W. Tuthill                                                          23,753(9)                              *

Garen Smith                                                                    300                                 *

All Directors and Executive Officers as a Group (15
     persons)                                                            3,303,158(14)                           11.6%

- ------------------------
*    less than one percent.
(1) Each director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him unless otherwise indicated.
(2) Based upon shares of Common Stock outstanding at April 15, 1996 of 27,594,600 shares.
(3) Based on Form 13G/A filed with the Securities and Exchange Commission (the "Commission") on February 14, 1996.
(4)  Based on Form 13G filed with the Commission on February 13, 1996.
(5)  Based on Form 13G filed with the Commission on February 2, 1996.
(6) Ronald LaBow, Chairman of the Board of the Company, is the sole stockholder of WPN, which is the sole general partner of RM Capital Partners ("RM") and of DR Capital Partners ("DR"). Consequently, Mr. LaBow may be deemed to be the beneficial owner of all shares of Common Stock owned by RM and DR, each of which owns 1,000,000 shares of Common Stock.
(7) Based on a joint Schedule 13D dated January 11, 1991, as amended, filed with the Commission, and additional information furnished to the Company.
(8) Includes 582,500 shares of Common Stock issuable upon exercise of options, within 60 days hereof, owned by WPN, of which Mr. LaBow is the president and sole shareholder.
(9) Consists of shares of Common Stock issuable upon exercise of options within 60 days hereof.
(10) Robert A. Davidow, a director of the Company, is a partner in a limited partner of each of RM and DR. Includes 29,333 shares of Common Stock issuable upon exercise of options within 60 days hereof.
(11) Includes 29,333 shares of Common Stock issuable upon exercise of options within 60 days hereof.
(12) Includes 21,333 shares of Common Stock issuable upon exercise of options within 60 days hereof.
(13) Includes 18,753 shares of Common Stock issuable upon exercise of options within 60 days hereof.
(14) Includes 902,678 shares of Common Stock issuable upon exercise of options within 60 days hereof.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Frederick G. Chbosky, Chief Financial Officer of the Company and a director and Executive Vice President-Finance of WPSC, and Akimuni Takewaka, a director of WPSC, are directors of Wheeling- Nisshin, Inc. ("Wheeling-Nisshin"). Mr. Takewaka is also Chairman and Chief Executive Officer of Wheeling-Nisshin. The Company currently holds a 35.7% equity interest in Wheeling-Nisshin.

         Ronald LaBow, Chairman of the Board is the sole stockholder of WPN, which is the sole general partner of RM and DR. See "Security Ownership." The Company is party to a Management Agreement with WPN. See "Executive Compensation
- - Management Agreement with WPN."

         Marvin L. Olshan, a Director and Secretary of the Company, is a member of Olshan Grundman Frome & Rosenzweig, which has been retained as outside general counsel to the Company since January 1991. Fees received from the Company by such firm during the fiscal year ended December 31, 1995 of $919,990 did not exceed 5% of the Company's revenues.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report by the undersigned, thereunto duly authorized in the City of New York, State of New York on April 25, 1996.

                                        WHX CORPORATION



                                        By: /s/ Ronald LaBow
                                            ----------------
                                            Ronald LaBow
                                            Chairman of the Board


                                POWER OF ATTORNEY

         WHX Corporation and each of the undersigned do hereby appoint Ronald LaBow, Marvin Olshan and James Wareham, and each of them severally, its or his true and lawful attorney to execute on behalf of WHX Corporation and the undersigned any and all amendments to this Annual Report on Form 10- K/A and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James L. Wareham         (Director and Principal          April 25, 1996
- --------------------         Executive Officer)
James L. Wareham


/s/ Frederick G. Chbosky     (Principal Financial Officer     April 25, 1996
- ------------------------     and Principal Accounting
Frederick G. Chbosky         Officer)


/s/ Neil D. Arnold           Director                         April 22, 1996
- ------------------
Neil D. Arnold


/s/ Paul W. Bucha            Director                         April 25, 1996
- -----------------
Paul W. Bucha


/s/ Robert A. Davidow        Director                         April 25, 1996
- ---------------------
Robert A. Davidow


/s/ William Goldsmith        Director                         April 25, 1996
- ---------------------
William Goldsmith


/s/ Ronald LaBow             Director                         April 25, 1996
- ----------------
Ronald LaBow

/s/  Marvin L. Olshan        Director                         April 22, 1996
- ---------------------
Marvin L. Olshan


/s/ Raymond S. Troubh        Director                         April 25, 1996
- ---------------------
Raymond S. Troubh


/s/ Lynn Williams            Director                         April 22, 1996
- -----------------
Lynn Williams