Form 10-Q
period 1996-03-31
WHX CORP
filed 1996-05-10
CIK 106618

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996
                              --------------------------------------------------

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from -------------- to ---------------------------


         For Quarter Ended March 31, 1996       Commission File Number 1-2394


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / X / No / /

The number of shares of Common Stock issued and outstanding as of April 18, 1996 was 27,594,600 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                   Quarter Ended March 31,
                                                                   -----------------------
                                                                 1996                   1995
                                                                 ----                   ----
                                                                (In thousands except per share)

Net Sales                                                    $ 315,493                 $324,187
- ---------

Operating Costs
- ---------------
      Cost of goods sold                                       273,781                  261,062
      Depreciation                                              19,099                   17,683
      Selling, administrative and general expense               17,393                   16,782
      Profit sharing                                             --                       2,986
                                                             ---------                 --------

                                                               310,273                  298,513
                                                              --------                 --------

Operating Income                                                 5,220                   25,674
- ----------------

      Interest expense on debt                                   6,710                    6,106
      Other income                                               3,146                    9,697
                                                            ----------                ---------

Income Before Taxes                                              1,656                   29,265
- -------------------

      Tax provision                                                497                    6,438
                                                             ---------                ---------

Net Income                                                       1,159                   22,827
- ----------

Dividend requirement for Preferred Stock                         5,719                    5,719
                                                             ---------                  -------
Net Income (Loss) Applicable to Common Stock                 $  (4,560)                 $17,108
- --------------------------------------------                 ==========                 =======


Income (loss) per share of common stock:

     Primary:                                                $(.17)                      $.61
                                                             ======                      ====

     Fully Diluted:                                          $(.17)                      $.49
                                                             ======                      ====


See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                               March 31,               December 31,
                                                                 1996                      1995
                                                                 ----                      ----
                                                                (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                   $ 17,893                  $ 43,006
      Short term investments                                       443,392                   396,487
      Trade receivables - net                                       58,308                    54,093
      Inventories:
          Finished and semi-finished products                      200,268                   188,427
          Raw materials                                             83,688                    75,837
          Other materials and supplies                              29,437                    29,823
          Excess of LIFO over current cost                          (7,732)                   (8,216)
                                                                  --------                   -------
                                                                   305,661                   285,871

      Other current assets                                          15,021                    18,192
                                                                   -------                   -------
                          Total current assets                     840,275                   797,649

Property, plant and equipment at cost, less
      accumulated depreciation and amortization                    782,945                   793,319
Deferred income taxes                                              103,011                   103,098
Other non-current assets                                           106,264                   102,401
                                                                ----------                 ---------
                                                                $1,832,495                $1,796,467
                                                                ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                             $ 107,721                 $ 110,182
      Short-term borrowings                                         40,889                     --
      Deferred income taxes - current                               39,645                    39,645
      Other current liabilities                                     99,786                   102,900
      Long-term debt due in one year                                 4,025                     3,877
                                                                    ------                    ------
                          Total current liabilities                292,066                   256,604

Long-term debt                                                     277,702                   285,676
Employee benefit liabilities                                       437,107                   434,216
Other liabilities                                                   45,178                    45,178
                                                                 ---------                 ---------
                                                                 1,052,053                 1,021,674
                                                                 ---------                 ---------
Redeemable Common Stock - 434 shares
      and 444 shares                                                 6,202                     6,388
                                                                  --------                  --------

Stockholders' Equity:
      Preferred Stock - $.10 par value -
          6,500 shares                                                 650                       650
      Common Stock - $.01 par value - 27,159
          shares and 25,568 shares                                     272                       256
      Unrealized gain on securities
          available for sale                                         1,148                     1,130
      Additional paid-in capital                                   720,832                   710,471
      Accumulated earnings                                          73,932                    78,492
                                                                ----------                 ---------
                                                                   796,834                   790,999
Less treasury stock - 2,025 shares                                 (22,594)                  (22,594)
                                                                ----------               ------------
Total shareholders equity                                          774,240                   768,405
                                                               -----------                ----------

                                                                $1,832,495                $1,796,467
                                                                ==========                ==========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                                  Quarter Ended March 31,
                                                                              1996                      1995*
                                                                              ----                      -----
                                                                                (Dollars in Thousands)
Cash flow from operating activities:
      Net income                                                             $ 1,159                  $ 22,827
      Non cash expenses:
          Depreciation and amortization                                       19,182                    17,683
          Other postemployment benefits                                        2,200                     2,300
          Deferred income tax                                                     87                     1,027
          Equity income in affiliated companies                               (2,333)                   (2,022)
      Decrease (increase) in working capital elements:
          Trade receivables                                                  (16,234)                   (2,206)
          Inventories                                                        (19,790)                   (4,575)
          Other current assets                                                 3,190                    (1,506)
          Trade payables                                                      (2,461)                   (4,170)
          Other current liabilities                                           (3,066)                    5,936
          Short term investments - trading                                   (48,927)                   61,866
          Trading account borrowings                                          40,889                      --
      Other items - net                                                        1,578                       218
                                                                              ------                 ---------

          Net cash (used in) operating activities                            (24,526)                   97,378
                                                                            ---------                 --------

Cash flow from investing activities:
      Short term investments-available for sale                                2,040                   (34,033)
      Plant additions and improvements                                        (9,137)                  (18,367)
      Investment in affiliates                                                (2,840)                     (950)
      Dividends from affiliates                                                2,500                      --
      Unimast Incorporated acquisition                                          --                     (27,500)
      Proceeds from sale of property                                             539                     1,985
                                                                             -------                    ------

          Net cash used by
              investing activities                                            (6,898)                  (78,865)
                                                                             -------                  --------

Cash flow from financing activities:
      Payments on long-term borrowings                                        (3,653)                   (3,883)
      Proceeds from warrants exercised                                         5,170                      --
      Treasury stock                                                            --                     (10,769)
      Letter of credit collateralization                                      (1,347)                     --
      Receivables securitization proceeds                                     12,000                      --
      Preferred stock dividends paid                                          (5,719)                   (5,719)
      Redemption of common stock                                                (140)                     (169)
                                                                               -----                     -----

          Net cash provided (used) by financing activities                     6,311                   (20,540)
                                                                            --------                   --------

Increase (decrease) in cash and
      cash equivalents                                                       (25,113)                   (2,027)

Cash and cash equivalents
      at beginning of period                                                  43,006                    13,424
                                                                             -------                   -------

Cash and cash equivalents
      at end of period                                                      $ 17,893                  $ 11,397
                                                                            ========                  ========

See notes to consolidated financial statements.

*Reclassified for comparability

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of March 31, 1996, the consolidated statement of income and the consolidated statement of cash flow for the three month periods ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position at March 31, 1996 and the results of operations and changes in cash flow for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

             The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates. Due to uncertainty involved in estimating the costs, it is reasonably possible that a change in estimates may occur in the near term as more information becomes available.

BUSINESS SEGMENT

             The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company's products include hot rolled and cold rolled sheet, and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, culvert, bridge form and other products used primarily by the construction, highway and agricultural markets. It also manufactures steel framing components for wall, floor and roofing systems and other roll formed expanded metal construction accessories.


Note 1 - Earnings Per Share


             The computation of primary earnings per share of common stock is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options and warrants. Outstanding stock options granted to officers, directors and key employees totaled 2.4 million at March 31, 1996. The computation of fully diluted earnings per share further assumes the sale of all redeemable common stock into the public market and conversion of all convertible preferred stock.

             The shares used in the computations were as follows:

                                              Quarter Ended March 31,
                                              1996                  1995
                                              ----                  ----

                 Primary                   27,378,000             27,893,000
                 Fully diluted             27,812,000             46,439,000

             The Company intends to retain any future earnings for working capital needs and to finance capital improvements and presently does not intend to pay cash dividends on its common stock for the foreseeable future. In addition, the terms of the Company's long term debt place certain limitations on the Company's ability to pay cash dividends.

      REDEEMABLE COMMON STOCK

             Holders have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of March 31, 1996, redeemable common stock outstanding totaled 434,030 shares.

NOTE 2 - UNIMAST ACQUISITION

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

NOTE 3 - SHORT TERM INVESTMENTS

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

             The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance. At March 31, 1995 and 1996 unrealized holding gains on available-for-sale securities of $15.0 million and $1.1 million, respectively, were reported as a separate component of stockholder's equity. Net unrealized holding losses on trading securities included in net income for the first quarter of 1995 and 1996 were $1.9 million and $11.7 million, respectively.

NOTE 4 - SALES OF RECEIVABLES

             In August 1994 Wheeling-Pittsburgh Funding, Inc. a special purpose wholly-owned subsidiary ("Funding") of Wheeling-Pittsburgh Steel Corporation ("WPSC"), entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh-Canfield Corporation. The agreement expires in August 1999. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 WPSC entered into an agreement to include the receivables generated by Unimast, in the pool of accounts receivable sold. Accounts receivable at March 31, 1996 and 1995 exclude $79 million and $45 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this agreement were based upon a fixed rate set on the date the initial $45 million of receivables were sold and variable rates on subsequent sales that range from 6.219% to 9.0% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

NOTE 5 - REVOLVING CREDIT FACILITY

             On December 28, 1995, Wheeling-Pittsburgh Steel Corporation entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes up to $125 million and a $35 million sub- limit for Letters of Credit.

             The Credit Agreement expires May 3, 1999. Initial interest rates are based on the Citibank prime rate plus .50% and/or a Eurodollar rate plus 1.75%, but the margin over the prime rate and the Eurodollar rate can fluctuate up or down based upon performance. The maximum prime rate margin is 1.00% and the maximum Eurodollar margin is 2.25%. The initial letter of credit fee is 1.75% and is also performance based with a maximum rate of 2.25%.

             Borrowings are secured primarily by 100% of the eligible inventory of Wheeling-Pittsburgh Steel Corporation, Pittsburgh-Canfield Corporation, Wheeling Construction Products, Inc. and Unimast, and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distributions of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. There are no borrowings or letters of credit outstanding against the RCF at March 31, 1996.

             In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At March 31, 1996 letters of credit totaling $27.2 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

NOTE 6 - CONTINGENCIES

      ENVIRONMENTAL MATTERS

             The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. For the quarter ended March 31, 1996 and years 1995 and 1994 aggregate capital expenditures for environmental control projects totaled approximately $1.1 million, $5.9 million and $8.7 million, respectively.

             The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at six waste disposal sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1 million and $4 million. At four other sites the costs are estimated to aggregate between $25,000 and $250,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the forseeable future. Non-current accrued environmental liabilities totaled $7.3 million at March 31, 1996 and March 31, 1995. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

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

      COLLECTIVE BARGAINING AGREEMENT

             The Company's current labor agreement with the USWA expires on October 1, 1996. Approximately 70% of the Company workforce is covered by the collective bargaining agreement. It is likely that the USWA will request that the Company adopt a defined benefit pension plan for the benefit of the Company's employees represented by the USWA in the next labor agreement. The cost of such a defined benefit pension plan is not known at this time.

PART I

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      Net sales for the first quarter of 1996 decreased 2.7% to $315.5 million on shipments of steel products totaling 607,006 tons, compared to net sales of $324.2 million on shipments of steel products totaling 610,813 tons, in the first quarter of the prior year. The 1996 first quarter includes Unimast, Inc. (acquired March 31, 1995). Excluding Unimast, net sales decreased 11.2%. The decrease is due to a lower volume of steel products shipped and a 6.2% decrease in prices of steel products. The 1996 first quarter operations and shipments were hampered by severe weather and flooding of certain Ohio Valley plants.

      First quarter 1996 operating costs increased by 3.9% to $310.3 million compared to the 1995 first quarter. The increase in operating costs reflects substantially higher natural gas and other fuel costs, the higher cost mix of Unimast products shipped, a higher cost blend of iron ore and flood expenses. The first quarter of 1996 operating rate (raw steel production as a percentage of capacity) was 97.2% compared to 100.4% in the 1995 first quarter.

      Depreciation expense increased $1.4 million to $19.1 million from $17.7 million due to increased levels of depreciable property (including Unimast).

      Selling, administrative and general expense increased $.6 million from $16.8 million to $17.4 million due to the inclusion of Unimast, partially offset by lower legal and consulting fees.

      Interest expense increased $.6 million to $6.7 million from $6.1 million due to lower amounts of capitalized interest in 1996.

      Other income decreased $6.6 million to $3.1 million in the first quarter of 1996, compared to $9.7 million in the first quarter of 1995. The decrease is primarily due to unrealized losses on short term investments in government securities.

      The 1996 first quarter tax provision reflects the estimated annual effective tax rate of 30% compared to the 1995 first quarter effective tax rate of 22%. The 1995 effective tax rate included the effect of recognizing certain deferred tax assets, net of pre-reorganization tax benefits recorded as an addition to equity.

      Net income for the 1996 first quarter totaled $1.2 million, or a loss of 17 cents per share of common stock after deduction of preferred tax dividends of $5.7 million. This compares to net income for the 1995 first quarter of $22.8 million, or 61 cents per share.

FINANCIAL POSITION

      Net cash flow used in operating activities for the first quarter of 1996 totaled $24.5 million. Short term trading investments are reported as cash flow from operating activities and used a net $8.0 million of funds in the 1996 first quarter. Working capital accounts (excluding cash, short term investments and current maturities of long term debt) used $38.4 million of funds. Accounts receivable increased by $16.2 million, trade payables decreased $2.5 million and other current liabilities decreased $3.1 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $305.7 million at March 31, 1996, an increase of $19.8 million from December 31, 1995. The increase in accounts receivable is due to increased shipments. The increase in inventories is due to a seasonal build-up of Wheeling Corrugating products and increased scrap inventory.

      In the first quarter of 1996, $9.1 million was spent on capital improvements including $1.1 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years will continue to exceed depreciation expense and represent a material use of operating funds.

      In December 1995 WPSC entered into a second amended and restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes of up to $125 million and a $35 million sub-limit for letters of credit. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 1.75%. Borrowings under the RCF are secured primarily by 100% of eligible inventory and requires that WPSC maintain certain financial covenants. The RCF has certain restrictions on indebtedness, liens and dividends. There were no borrowings under the RCF during the first quarter of 1996. The RCF expires May 3, 1999.

      In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At March 31, 1996 letters of credit totaling $27.2 million were issued under this facility. No amounts have been drawn down pursuant to these letters of credit. The letters of credit are collateralized by U.S. government securities owned by the Company and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit. The collateral is recorded as non-current other assets.

      As of March 31, 1996, the Company repurchased on the open market 2,025,000 shares of its Common Stock for an aggregate purchase price of approximately $22.6 million. The Board of Directors had previously authorized the Company to repurchase up to 10% of the Company's outstanding Common Stock, and the Company may, from time to time, continue to purchase additional shares of Common Stock.

LIQUIDITY

      The collective bargaining agreement between the USWA and the Company expires on October 1, 1996. If a new labor agreement is not negotiated before the current contract expires, or if a strike were to occur, there is likely to be a material adverse effect on the financial condition and results of operations of the Company.

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, borrowing availability under the RCF and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During the first quarter of 1996, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on the financial condition or results of operations of the Company.

      The Company anticipates improved profitability in the second quarter based on the current order backlog at its steel subsidiary, Wheeling-Pittsburgh Steel Corporation.

      When  used  in  the  Management's   Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.

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







May 9, 1996