Form 10-Q
period 1996-06-30
WHX CORP
filed 1996-07-31
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1996
                              --------------------------------------------------




/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------------- to ----------------------



     For Quarter Ended June 30, 1996             Commission File Number 1-2394


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of July 12, 1996 was 26,590,496 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                           Quarter Ended June 30,        Six Months Ended June 30,
                                                                        1996            1995             1996              1995
                                                                                    (Dollars in Thousands)
   NET SALES                                                          $357,815         $366,271         $673,308         $690,458
                                                                                                                         --------

   OPERATING COSTS
         Cost of goods sold                                            298,549          313,681          572,329          574,743
         Depreciation                                                   19,574           14,362           38,673           32,045
         Selling and administration expense                             17,787           16,341           35,181           33,123
         Profit sharing                                                  1,305            1,197            1,305            4,183
                                                                      --------         --------         --------         --------

                                                                       337,215          345,581          647,488          644,094
                                                                      --------         --------         --------         --------

   OPERATING INCOME                                                     20,600           20,690           25,820           46,364

         Interest expense                                                6,523            5,629           13,233           11,735
         Other income                                                    9,966           12,524           13,112           22,221
                                                                      --------         --------         --------         --------

   INCOME BEFORE TAXES                                                  24,043           27,585           25,699           56,850

         Tax provision                                                   7,213            6,069            7,710           12,507
                                                                      --------         --------         --------         --------

   NET INCOME                                                           16,830           21,516           17,989           44,343

   Dividend requirement for  Preferred Stock                             5,601            5,719           11,320           11,438
                                                                      --------         --------         --------         --------

   NET INCOME APPLICABLE TO COMMON STOCK                              $ 11,229         $ 15,797         $  6,669         $ 32,905
                                                                      ========         ========         ========         ========

   Income (loss) per share of common stock:

         Primary:                                                     $    .42         $    .60         $    .25         $   1.23
                                                                      ========         ========         ========         ========

         Fully Diluted:                                               $    .37         $    .48         $    .24         $    .98
                                                                      ========         ========         ========         ========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                           June 30,                December 31,
                                                                             1996                      1995
                                                                             ----                      ----
                                                                             (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                              $ 6,170                  $ 43,006
      Short term investments                                                 399,629                   396,487
      Trade receivables - net                                                 69,123                    54,093
      Inventories:
          Finished and semi-finished products                                207,385                   188,427
          Raw materials                                                       79,668                    75,837
          Other materials and supplies                                        23,480                    29,823
          Excess of LIFO over current cost                                    (7,732)                   (8,216)
                                                                             -------                   -------
                                                                             302,801                   285,871

      Other current assets                                                    15,484                    18,192
                                                                             -------                   -------
                          Total current assets                               793,207                   797,649

Property, plant and equipment at cost, less
      accumulated depreciation and amortization                              773,119                   793,319
Deferred income taxes                                                         99,985                   103,098
Other non-current assets                                                     113,555                   102,401
                                                                          ----------                ----------
                                                                          $1,779,866                $1,796,467
                                                                          ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                                       $ 112,402                 $ 110,182
      Deferred income taxes - current                                         39,645                    39,645
      Other current liabilities                                               92,634                   102,900
      Long-term debt due in one year                                           4,025                     3,877
                                                                           ---------                 ---------
                          Total current liabilities                          248,706                   256,604

Long-term debt                                                               276,249                   285,676
Employee benefit liabilities                                                 432,607                   434,216
Other liabilities                                                             45,196                    45,178
                                                                          ----------                 ---------
                                                                           1,002,758                 1,021,674
                                                                           ---------                 ---------
Redeemable Common Stock - 423 shares
      and 444 shares                                                           5,995                     6,388
                                                                          ----------                ----------

Stockholders' Equity:
      Preferred Stock $.10 par value - 6,375 shares
          and 6,500 shares                                                       637                       650
      Common Stock - $.01 par value - 26,351
          shares and 25,568 shares                                               263                       256
      Unrealized gain on securities
          available for sale                                                      74                     1,130
      Additional paid-in capital                                             716,046                   710,471
      Accumulated earnings                                                    85,044                    78,492
                                                                           ---------                ----------
                                                                             802,064                   790,999
Less treasury stock - 2,875 shares and 2,025 shares                          (30,951)                  (22,594)
                                                                          ----------              -------------
Total stockholders equity                                                    771,113                   768,405
                                                                          ----------                ----------

                                                                          $1,779,866                $1,796,467
                                                                          ==========                ==========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)


                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                              1996                      1995 *
                                                                              ----                      ----
                                                                                (Dollars in Thousands)
Cash flow from operating activities:
      Net income                                                            $ 17,989                  $ 44,343
      Non cash expenses:
          Depreciation                                                        38,838                    32,045
          Other postemployment benefits                                        3,600                     3,300
          Deferred income tax                                                  3,277                     2,388
          Equity income in affiliated companies                               (3,529)                   (3,979)
      Decrease (increase) in working capital elements:
          Trade receivables                                                  (27,049)                   (6,842)
          Inventories                                                        (16,930)                  (11,593)
          Other current assets                                                 2,727                   (27,844)
          Trade payables                                                       2,220                    16,664
          Short term investments(trading)                                    (11,957)                  119,993
          Other current liabilities                                          (10,218)                  (16,633)
      Other items - net                                                       (3,973)                    7,294
                                                                            ---------                 --------

          Net cash flow from operating activities                             (5,005)                  159,136
                                                                             -------                  --------

Cash flow from investing activities:
      Short term investments-available for sale                                7,760                   (34,033)
      Plant additions and improvements                                       (18,886)                  (59,671)
      Unimast Incorporated investment                                           --                     (27,500)
      Dividends from affiliates                                                2,500                     2,500
      Proceeds from sales of property                                            539                     6,521
      Investment in joint ventures                                            (9,540)                   (6,053)
                                                                             -------                   --------

          Net cash used by
              investing activities                                           (17,627)                 (118,236)
                                                                            --------                  --------

Cash flow from financing activities:
      Proceeds from receivable securitization                                 12,000                    30,000
      Short term borrowings (repayments)                                        --                      31,490
      Proceeds from warrants exercised                                         5,170                       382
      Long-term borrowings (repayments)                                       (5,106)                  (22,851)
      Preferred stock retirement                                              (5,343)                     --
      Treasury stock acquisition                                              (8,365)                  (22,594)
      Preferred stock dividends                                              (11,320)                  (11,438)
      Letter of credit collateralization                                        (916)                    2,597
      Redemption of common stock                                                (324)                     (299)
                                                                            --------                     ------

          Net cash from financing activities                                 (14,204)                    7,287
                                                                            --------                  --------

Increase (decrease) in cash and
      cash equivalents                                                       (36,836)                   48,187

Cash and cash equivalents
      at beginning of period                                                  43,006                    13,424
                                                                             -------                   -------

Cash and cash equivalents
      at end of period                                                       $ 6,170                  $ 61,611
                                                                             =======                  ========

* Reclassified for comparability.
   See notes to consolidated financial statements.

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of June 30, 1996, the consolidated statement of income for the three and six month periods ended June 30, 1996 and 1995, and the consolidated statement of cash flow for the six month periods ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position at June 30, 1996 and the results of operations and changes in cash flow for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

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


NOTE 1 - EARNINGS PER SHARE


             The computation of primary earnings per share of common stock is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options. Outstanding stock options granted to officers, directors and key employees totaled 2.4 million at June 30, 1996. The computation of fully diluted earnings per share further assumes the sale of all redeemable common stock into the public market and conversion of all convertible preferred stock.

             The shares used in the computations were as follows:

                                               Quarter Ended June 30,
                                              1996                  1995
                                              ----                  ----

                        Primary            27,037,000             26,315,000
                        Fully diluted      45,544,000             44,978,000

      REDEEMABLE COMMON STOCK

             Holders have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of June 30, 1996, redeemable common stock outstanding totaled 423,000 shares.

NOTE 2 - SHORT TERM INVESTMENTS

             The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance. At June 30, 1996 and 1995 unrealized holding gains on available-for-sale securities of $74.0 thousand and $10.6 million, respectively, were reported as a separate component of stockholder's equity. Net unrealized holding gains or losses on trading securities included in net income for the second quarter of 1996 and 1995 were a gain of $6.9 million and a loss of $4.5 million, respectively.

NOTE 3 - SALES OF RECEIVABLES

             In August 1994 Wheeling-Pittsburgh Funding, Inc. a special purpose wholly-owned subsidiary ("Funding") of Wheeling-Pittsburgh Steel Corporation ("WPSC"), entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh-Canfield Corporation. The agreement expires in August 1999. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 WPSC entered into an agreement to include the receivables generated by Unimast, in the pool of accounts receivable sold. Accounts receivable at June 30, 1996 and 1995 exclude $79 million and $75 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this agreement were based upon a fixed rate set on the date the initial $45 million of receivables were sold and variable rates on subsequent sales that range from 6.219% to 9.0% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

NOTE 4 - REVOLVING CREDIT FACILITY

             On December 28, 1995, Wheeling-Pittsburgh Steel Corporation entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes up to $125 million and a $35 million sub- limit for Letters of Credit.

             The RCF expires on May 3, 1999. Initial interest rates are based on the Citibank prime rate plus .50% and/or a Eurodollar rate plus 1.75%, but the margin over the prime rate and the Eurodollar rate can fluctuate up or down based upon performance. The maximum prime rate margin is 1.00% and the maximum Eurodollar margin is 2.25%. The initial letter of credit fee is 1.75% and is also performance based with a maximum rate of 2.25%.

             Borrowings are secured primarily by 100% of the eligible inventory of Wheeling-Pittsburgh Steel Corporation, Pittsburgh-Canfield Corporation, Wheeling Construction Products, Inc. and Unimast, and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distributions of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. There are no borrowings or letters of credit outstanding against the RCF at June 30, 1996.

             In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At June 30, 1996 letters of credit totaling $26.8 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

NOTE 5 - CONTINGENCIES

      ENVIRONMENTAL MATTERS

             The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. For the six months ended June 30, 1996 and years 1995 and 1994 aggregate capital expenditures for environmental control projects totaled approximately $2.9 million, $5.9 million and $8.7 million, respectively.

             The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at six waste disposal sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1 million and $4 million. At four other sites the costs are estimated to aggregate between $25,000 and $250,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the forseeable future. Non-current accrued environmental liabilities totaled $7.3 million at June 30, 1996 and June 30, 1995. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

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

      COLLECTIVE BARGAINING AGREEMENT

             The Company's current labor agreement with the USWA expires on October 1, 1996. Approximately 70% of the Company workforce is covered by the collective bargaining agreement. The Company currently provides defined contribution pension programs for both hourly and salaried employees. It is likely that the USWA will propose that the Company adopt a defined benefit pension plan for the benefit of the Company's employees represented by the USWA in the next labor agreement as well as potential increases in wages and benefits. Neither the terms of any such proposal regarding wages and benefits nor the cost of a defined benefit pension plan proposal by the USWA is known at this time. The Company has not made any proposals to the USWA regarding any of these issues.

PART I

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      Net sales for the second quarter of 1996 decreased 2.3% to $357.8 million on shipments of steel products totaling 673,408 tons, compared to net sales of $366.3 million on shipments of steel products totaling 659,361 tons in the second quarter of 1995. The decrease is due to a 6.1% decrease in prices of steel products, partially offset by a 2.1% increase in volume of steel products shipped. Average product prices decreased to $531 per ton shipped from $555 per ton in the 1995 second quarter.

      Second quarter 1996 operating costs decreased 2.4% to $337.2 million compared to $345.6 million in the 1995 second quarter. The decrease in operating costs primarily reflects a decrease in the consumption and price of purchased steel slabs and the production efficiencies of operating at 100% of productive capacity. The Company operated at 74% of capacity in the 1995 second quarter while relining a blast furnace. The decrease in operating costs was partially offset by higher natural gas prices and higher depreciation and selling and administrative expenses.

      Depreciation expense increased $5.2 million to $19.6 million, from $14.4 million in the 1995 second quarter, due to significantly higher production levels and to increased amounts of depreciable assets.

      Selling and administrative expense increased $1.5 million to $17.8 million, from $16.3 million in the 1995 second quarter, primarily due to a favorable franchise tax settlement recorded in the 1995 second quarter.

      Interest expense increased $.9 million to $6.5 million in the 1996 second quarter, compared to $5.6 million in the 1995 second quarter. The increase reflects lower amounts of capitalized interest due to lower capital expenditures in 1996.

      Other income decreased $2.6 million to $10.0 million, compared to $12.5 million in the 1995 second quarter. The decrease is due to a $6.7 million gain on the sale of all the Radio stations owned by its WP Radio subsidiary, which was recorded in the 1995 second quarter, partially offset by higher income from short term investments.

      The 1996 second quarter tax provision reflects the estimated annual effective tax rate of 30%, compared to the 1995 second quarter effective tax rate of 22%. The 1995 effective tax rate included the effect of recognizing certain deferred tax assets, net of pre-reorganization tax benefits recorded as an addition to equity.

      Net income for the 1996 second quarter totaled $16.8 million, or 42 cents per share of common stock, compared to net income of $21.5 million, or 60 cents per share, in the 1995 second quarter.

      Net sales for the first half of 1996 totaled $673.3 million on shipments of steel products of 1,280,414 tons, compared to net sales of $690.5 million on shipments of steel products of 1,270,174 tons in the 1995 first half. The decrease in net sales is due to a 6.4% decrease in steel sales prices, partially offset by a higher valued product mix, the inclusion of Unimast, Inc. results for only one quarter in the 1995 first half, and the increased volume of products shipped.

      Operating costs for the 1996 first half totaled $647.5 million, compared to $644.1 million in the 1995 first half. The increase in operating costs is due to higher volumes of shipments, a higher cost mix of products, increased natural gas and other fuel costs, a higher cost blend of iron ore, and flood expenses, partially offset by the inclusion of Unimast Inc. for only the second quarter in 1995 and the decrease in consumption and price of purchased steel slabs compared to the 1995 first half. Raw steel production increased 13.8% compared to the first half of 1995.

      Depreciation increased 20.7% due to the higher production levels and increased amounts of depreciable assets.

      Selling and administrative expense increased 6.2% over the 1995 first half due primarily to a favorable tax settlement recorded in 1995.

      Profit sharing decreased 68.8% to $1.3 million in the 1996 first half due to lower levels of qualified pre-tax income. Interest expense increased 12.8% to $13.2 million in the 1996 first half due to lower amounts of capitalized interest.

      Other income decreased $9.1 million to $13.1 million, compared to the first half of 1995, due to a $6.7 million gain on the sale of Radio company assets recorded in 1995 and higher costs incurred on accounts receivable securitization in 1996.

      Net income for the 1996 first half totaled $18.0 million, or 25 cents per common share, compared to net income of $44.3 million, or $1.23 per common share, in the 1995 first half.

FINANCIAL POSITION

      Net cash flow used in operating activities for the first half of 1996 totaled $5.0 million. Short term trading investments are reported as cash flow from operating activities and used $12.0 million of funds in the 1996 first half. Working capital accounts (excluding cash, short term investments and current maturities of long term debt) used $49.3 million of funds. Accounts receivable increased by $27.0 million, trade payables increased $2.2 million and other current liabilities decreased $10.2 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $302.8 million at June 30, 1996, an increase of $16.9 million from December 31, 1995. The increase in accounts receivable is due to increased shipments. The increase in inventories is due to a seasonal build-up of Wheeling Corrugating products and increased scrap inventory.

      In the first half of 1996, $18.9 million was spent on capital improvements including $2.9 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years will continue to exceed depreciation expense and represent a material use of operating funds.

      In December 1995 WPSC entered into a second amended and restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes of up to $125 million and a $35 million sub-limit for letters of credit. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 1.75%. Borrowings under the RCF are secured primarily by 100% of eligible inventory and requires that WPSC maintain certain financial covenants. The RCF has certain restrictions on indebtedness, liens and dividends. There were no borrowings under the RCF during the first half of 1996. The RCF expires on May 3, 1999.

      In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At June 30, 1996 letters of credit totaling $26.8 million were issued under this facility. No amounts have been drawn down pursuant to these letters of credit. The letters of credit are collateralized by U.S. government securities owned by the Company and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit. The collateral is recorded as non-current other assets.

      As of June 30, 1996, the Company repurchased on the open market 2,874,500 shares of its Common Stock for an aggregate purchase price of approximately $31.0 million, including 849,500 shares purchased in the second quarter of 1996 for approximately $8.4 million. In the second quarter of 1996 the Company also repurchased on the open market 125,200 shares of its Series B Convertible Preferred Stock. The Board of Directors had previously authorized the Company to repurchase up to

10% of the Company's outstanding Common Stock, and on June 5, 1996 announced that it authorized the repurchase of up to an additional 10% of its outstanding Common Stock and up to 10% of its outstanding Series A and Series B Convertible Preferred Stocks. The Company may, from time to time, continue to purchase additional shares of Common and Preferred Stocks.

LIQUIDITY

      The collective bargaining agreement between the USWA and the Company expires on October 1, 1996. If a new labor agreement is not negotiated before the current contract expires, or if a strike were to occur, there is likely to be a material adverse effect on the financial condition and results of operations of the Company.

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, borrowing availability under the RCF and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During the first half of 1996, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the financial condition or results of operations of the Company.

      When  used  in  the  Management's   Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: the risk of lost business and other uncertainties relating to the expiration of WPSC's collective bargaining agreement on October 1, 1996, the effects of a potential work stoppage or the impact of a new labor contract.

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



                              WHX CORPORATION


                              /s/      F. G. Chbosky
                                ---------------------------------------
                                       F. G. Chbosky
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer
July 29, 1996