Form 10-Q
period 1996-09-30
WHX CORP
filed 1996-11-12
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1996
                                ------------------------------------------------



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
                                -------------------- to ------------------------



For Quarter Ended September 30, 1996               Commission File Number 1-2394


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of October 15, 1996 was 25,769,800 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                                      Quarter Ended Sept. 30,         Nine Months Ended Sept. 30,
                                                                       1996              1995            1996              1995
                                                                                        (Dollars in Thousands)

   Net Sales                                                        $  391,925       $  339,435       $1,065,233       $1,029,893

   Operating Costs
         Cost of goods sold                                            330,328          283,587          902,657          858,330
         Depreciation                                                   19,887           17,516           58,560           49,561
         Selling and administration expense                             18,308           17,849           53,489           50,972
         Profit sharing                                                  1,685            1,624            2,990            5,807
                                                                    ----------       ----------       ----------       ----------

                                                                       370,208          320,576        1,017,696          964,670
                                                                    ----------       ----------       ----------       ----------

   Operating Income                                                     21,717           18,859           47,537           65,223
                                                                                                                       ----------

         Interest expense                                                6,507            5,248           19,740           16,983
         Other income                                                    9,529           11,176           22,641           33,397
                                                                    ----------       ----------       ----------       ----------

   Income Before Taxes                                                  24,739           24,787           50,438           81,637
                                                                                                                       ----------

         Tax provision                                                   7,422            5,453           15,132           17,960
                                                                    ----------       ----------       ----------       ----------

   Net Income                                                           17,317           19,334           35,306           63,677
                                                                                                                       ----------

   Dividend requirement for  Preferred Stock                             5,601            5,719           16,922           17,156
                                                                    ----------       ----------       ----------       ----------

   Net Income Applicable To Common Stock                            $   11,716       $   13,615       $   18,384       $   46,521
                                                                    ==========       ==========       ==========       ==========

   Income (loss) per share of common stock:

         Primary:                                                   $      .45       $      .52       $      .69       $     1.73
                                                                    ==========       ==========       ==========       ==========

         Fully Diluted:                                             $      .39       $      .43       $      .68       $     1.40
                                                                    ==========       ==========       ==========       ==========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                              September 30,            December 31,
                                                                                                 1996                    1995
                                                                                                 (Dollars and shares in thousands)
ASSETS
   Current Assets:
         Cash and cash equivalents                                                           $     6,441             $    43,006
         Short term investments                                                                  397,366                 396,487
         Trade receivables - net                                                                 114,706                  54,095
         Inventories:
             Finished and semi-finished products                                                 199,597                 188,427
             Raw materials                                                                        57,697                  75,837
             Other materials and supplies                                                         21,200                  29,823
             Excess of LIFO over current cost                                                     (7,732)                 (8,216)
                                                                                             -----------             -----------
                                                                                                 270,762                 285,871

         Other current assets                                                                     10,214                  18,190
                                                                                             -----------             -----------
                             Total current assets                                                799,489                 797,649

   Property, plant and equipment at cost, less
         accumulated depreciation and amortization                                               766,178                 793,319
   Deferred income taxes                                                                          96,098                 103,098
   Other non-current assets                                                                      122,546                 102,401
                                                                                             -----------             -----------
                                                                                             $ 1,784,311             $ 1,796,467
                                                                                             ===========             ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
         Trade payables                                                                      $    95,436             $   110,182
         Short Term Borrowings                                                                     5,807                    --
         Deferred income taxes - current                                                          39,645                  39,645
         Other current liabilities                                                               107,744                 102,900
         Long-term debt due in one year                                                            4,125                   3,877
                                                                                             -----------             -----------
                             Total current liabilities                                           252,757                 256,604

   Long-term debt                                                                                276,433                 285,676
   Employee benefit liabilities                                                                  435,266                 434,216
   Other liabilities                                                                              45,346                  45,178
                                                                                             -----------             -----------
                                                                                               1,009,802               1,021,674
                                                                                             -----------             -----------
   Redeemable Common Stock - 416 shares
         and 444 shares                                                                            5,875                   6,388
                                                                                             -----------             -----------

   Stockholders' Equity:
         Preferred Stock $.10 par value - 6,260 shares
             and 6,500 shares                                                                        626                     650
         Common Stock - $.01 par value - 25,361
             shares and 25,568 shares                                                                254                     256
         Unrealized gain on securities
             available for sale                                                                     --                     1,130
         Additional paid-in capital                                                              670,882                 710,471
         Accumulated earnings                                                                     96,872                  78,492
                                                                                             -----------             -----------
                                                                                                 768,634                 790,999
   Less treasury stock - 2,025 shares                                                               --                   (22,594)
   Total stockholders equity                                                                     768,634                 768,405

                                                                                             $ 1,784,311             $ 1,796,467
                                                                                             ===========             ===========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                                                     Nine Months Ended Sept. 30,
                                                                                                    1996                   1995 *
                                                                                                       (Dollars in Thousands)
   Cash flow from operating activities:
         Net income                                                                              $  35,306             $  63,677
         Non cash expenses:
             Depreciation                                                                           58,808                49,561
             Other postemployment benefits                                                           4,100                 4,800
             Deferred income tax                                                                     7,300                 4,152
             Gain on sale of assets                                                                   (130)               (7,489)
             Equity income in affiliated companies                                                  (5,845)               (3,326)
         Decrease (increase) in working capital elements:
             Trade receivables                                                                     (58,611)                4,792
             Inventories                                                                            15,109               (18,455)
             Other current assets                                                                    7,976                (3,959)
             Trade payables                                                                        (14,746)              (13,097)
             Short term investments(trading)                                                        (9,929)               41,614
             Other current liabilities                                                               4,892                (9,492)
         Other items - net                                                                            (866)               (2,376)
                                                                                                 ---------             ---------

             Net cash flow from operating activities                                                43,364               110,402
                                                                                                 ---------             ---------

   Cash flow from investing activities:
         Short term investments-available for sale                                                   7,920                 4,068
         Plant additions and improvements                                                          (31,870)              (74,527)
         Unimast Incorporated investment                                                              --                 (27,500)
         Dividends received from affiliated companies                                                2,500                 2,500
         Sales of assets                                                                               539                43,973
         Investment in/advances to joint ventures                                                  (17,240)               (6,053)
                                                                                                 ---------             ---------

             Net cash used by
                 investing activities                                                              (38,151)              (57,539)
                                                                                                 ---------             ---------

   Cash flow from financing activities:
         Proceeds from warrants                                                                      5,170                  --
         Proceeds from receivable securitization                                                    (2,000)               22,000
         Short term borrowings (repayments)                                                          5,807                  (510)
         Long-term borrowings (repayments)                                                          (4,822)              (22,928)
         Repurchase of common stock                                                                (18,303)              (22,594)
         Preferred stock retirement                                                                (10,147)                 --
         Preferred stock dividends                                                                 (16,926)              (17,157)
         Letter of credit collateralization                                                           (116)                1,094
         Redemption of common stock                                                                   (441)                 (364)
                                                                                                 ---------             ---------

             Net cash from financing activities                                                    (41,778)              (40,459)
                                                                                                 ---------             ---------

   Increase (decrease) in cash and
         cash equivalents                                                                          (36,565)               12,404

   Cash and cash equivalents
         at beginning of period                                                                     43,006                13,424
                                                                                                 ---------             ---------

   Cash and cash equivalents
         at end of period                                                                        $   6,441             $  25,828
                                                                                                 =========             =========

  See notes to consolidated financial statements.
* Reclassified for comparability.

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of September 30, 1996, the consolidated statement of income for the three and nine month periods ended September 30, 1996 and 1995, and the consolidated statement of cash flow for the nine month periods ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position at September 30, 1996 and the results of operations and changes in cash flow for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

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


NOTE 1 - EARNINGS PER SHARE


             The computation of primary earnings per share of common stock is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options. Outstanding stock options granted to officers, directors and key employees totaled 2.4 million at September 30, 1996. The computation of fully diluted earnings per share further assumes the sale of all redeemable common stock into the public market and conversion of all convertible preferred stock, if the effect is not anti-dilutive. Conversion of convertible preferred stock in the calculation of fully diluted earnings per share for the 1996 nine month period would have an anti-dilutive effect.

             The average shares used in the computations were as follows: (in thousands)

                          Quarter Ended Sept. 30,    Nine Months Ended Sept. 30,
                              1996       1995          1996               1995

             Primary         25,887     26,418        26,710             26,936
             Fully diluted   43,760     44,947        27,126             45,545

      REDEEMABLE COMMON STOCK

             Holders have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of September 30, 1996, redeemable common stock outstanding totaled 416,000 shares.

NOTE 2 - SHORT TERM INVESTMENTS

             The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance. At September 30, 1995 unrealized holding gains on available-for-sale securities in the amount of $4.3 million were reported as a separate component of stockholder's equity. There were no available-for-sale securities at September 30, 1996. Net unrealized holding gains or losses on trading securities included in net income for the third quarter of 1996 and 1995 were a loss of $2.9 million and a gain of $10.3 million, respectively.

NOTE 3 - SALES OF RECEIVABLES

             In August 1994 Wheeling-Pittsburgh Funding, Inc. a special purpose wholly-owned subsidiary ("Funding") of Wheeling-Pittsburgh Steel Corporation ("WPSC"), entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh-Canfield Corporation. The agreement expires in August 1999. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 WPSC entered into an agreement to include the receivables generated by Unimast, in the pool of accounts receivable sold. Accounts receivable at September 30, 1996 and 1995 exclude $65 million and $67 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this agreement were based upon a fixed rate set on the date the initial $45 million of receivables were sold and variable rates on subsequent sales that range from 5.91% to 8.25% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

NOTE 4 - REVOLVING CREDIT FACILITY

             In December 1995 Wheeling-Pittsburgh Steel Corporation entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes up to $125 million and a $35 million sub-limit for Letters of Credit.

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

             Borrowings are secured primarily by 100% of the eligible inventory of Wheeling-Pittsburgh Steel Corporation, Pittsburgh-Canfield Corporation, Wheeling Construction Products, Inc. and Unimast, and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distributions of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. There are no borrowings or letters of credit outstanding against the RCF at September 30, 1996.

             In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At September 30, 1996 letters of credit totaling $25.9 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

NOTE 5 - CONTINGENCIES

      ENVIRONMENTAL MATTERS

             The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. For the nine months ended September 30, 1996 and years 1995 and 1994 aggregate capital expenditures for environmental control projects totaled approximately $5.5 million, $5.9 million and $8.7 million, respectively.

             The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at six waste disposal sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1 million and $4 million. At four other sites the costs are estimated to aggregate between $25,000 and $700,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the foreseeable future. Non-current accrued environmental liabilities totaled $7.5 million at September 30, 1996 and
      7.3 million at September 30, 1995. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

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

      COLLECTIVE BARGAINING AGREEMENT

             The Company's labor agreement with the USWA expired on October 1, 1996. Approximately 70% of the Company workforce is covered by the collective bargaining agreement. The Company currently provides defined contribution pension programs for both hourly and salaried employees. The USWA has proposed that the Company adopt a defined benefit pension plan for the benefit of the Company's employees represented by the USWA in the new labor agreement as well as increases in wages and benefits. The Company has proposed increased benefits under the defined contribution pension plan along with a Separation Incentive Plan and increases in wages and benefits. The Company and the Union have not been able to agree on the terms of a new labor agreement.

             On October 1, 1996 the USWA struck eight of the Company's steel and/or finishing facilities in Ohio, Pennsylvania and West Virginia. The Company is not producing or shipping steel products at those plants.

PART I

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS & RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales for the third quarter of 1996 increased 15.5% to $391.9 million on shipments of steel products totaling 733,515 tons, compared to net sales of $339.4 million on shipments of steel products totaling 621,635 tons in the third quarter of 1995. The increase is due to a 18.0% increase in volume of steel products shipped partially offset by a 3.1% decrease in steel prices. Average product prices decreased to $534 per ton shipped from $546 per ton in the 1995 third quarter.

      Third quarter 1996 operating costs increased 15.5% to $370.2 million compared to $320.6 million in the 1995 third quarter. The increase in operating costs primarily reflects an increase in the volume of steel products shipped. The Company operated at 99.5% of capacity in the 1996 third quarter compared to 95.8% in the 1995 third quarter.

      Depreciation expense increased $2.4 million to $19.9 million, from $17.5 million in the 1995 third quarter, due to higher production levels and to increased amounts of depreciable assets.

      Interest expense increased $1.3 million to $6.5 million in the 1996 third quarter, compared to $5.2 million in the 1995 third quarter. The increase reflects lower amounts of capitalized interest due to lower levels of construction in progress in 1996.

      Other income decreased $1.6 million to $9.5 million, compared to $11.1 million in the 1995 third quarter. The decrease is due to gains on the sale of Teledyne stock in the third quarter of 1995, partially offset by increased equity income.

      The 1996 third quarter tax provision reflects an estimated annual effective tax rate of 30%, compared to the 1995 third quarter effective tax rate of 22%. The 1995 effective tax rate included the effect of recognizing certain deferred tax assets, net of pre-reorganization tax benefits recorded as an addition to equity.

      Net income for the 1996 third quarter totaled $17.3 million, or 45 cents per share of common stock, compared to net income of $19.3 million, or 52 cents per share, in the 1995 third quarter.

      Net sales for the first nine months of 1996 totaled $1,065.2 million on shipments of steel products of 2,013,929 tons, compared to net sales of $1,029.9 million on shipments of steel products of 1,891,809 tons in the 1995 first nine months. The increase in net sales is due to the increased volume of products shipped, partially offset by a 5.3% decrease in steel sales prices.

      Operating costs for the 1996 nine month period totaled $1,017.7 million, compared to $964.7 million in the 1995 nine month period. The increase in operating costs is due to higher volumes of shipments, a higher cost mix of products shipped, increased natural gas and flood expenses, partially offset by the decrease in the consumption of and the price of purchased steel slabs in 1996 compared to the 1995 nine month period. Raw steel production increased 10.3% compared to the first nine months of 1995.

      Depreciation increased 18.2% due to the higher production levels and increased amounts of depreciable assets.

      Selling and administrative expense increased 4.9% over the 1995 nine month period due primarily to the favorable effects of the state franchise tax settlement recorded in 1995.

      Profit sharing decreased $2.8 million to $3.0 million in the 1996 nine month period due to lower levels of qualified pre-tax income. Interest expense increased $2.8 million to $19.7 million in the 1996 nine month period due to lower amounts of capitalized interest.

      Other income decreased $10.8 million to $22.6 million, compared to the first nine months of 1995, due to gains on the sales of Teledyne stock and the Company assets of its radio subsidiary recorded in 1995.

      Net income for the 1996 nine month period totaled $35.3 million, or 69 cents per common share, compared to net income of $63.7 million, or $1.73 per common share, in the 1995 nine month period.

FINANCIAL POSITION

      Net cash flow provided by operating activities for the first nine months of 1996 totaled $43.4 million. Short term trading investments are reported as cash flow from operating activities and used $9.9 million of funds in the 1996 nine month period. Working capital accounts (excluding cash, short term investments and current maturities of long term debt) used $45.4 million of funds. Accounts receivable increased by $58.6 million, trade payables decreased $14.7 million and other current liabilities increased $4.9 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $270.8 million at September 30, 1996, a decrease of $15.1 million from December 31, 1995. The increase in accounts receivable is due to increased shipments. The decrease in inventories is due to increased shipments of finished products.

      In the first nine months of 1996, $31.9 million was spent on capital improvements including $5.5 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years will continue to exceed depreciation expense and represent a material use of operating funds.

      In December 1995 WPSC entered into a second amended and restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes of up to $125 million and a $35 million sub-limit for letters of credit. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 1.75%. Borrowings under the RCF are secured primarily by 100% of eligible inventory and requires that WPSC maintain certain financial covenants. The RCF has certain restrictions on indebtedness, liens and dividends. There were no borrowings under the RCF during the first nine months of 1996. The RCF expires on May 3, 1999.

      In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At September 30, 1996 letters of credit totaling $25.9 million were issued under this facility. No amounts have been drawn down pursuant to these letters of credit. The letters of credit are collateralized by U.S. government securities owned by the Company and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit. The collateral is recorded as non-current other assets.

      As of September 30, 1996, the Company repurchased on the open market and retired 3.9 million shares of its Common Stock for an aggregate purchase price of approximately $40.9 million, including 1,029,900 shares purchased in the third quarter of 1996 for approximately $9.9 million. In the third quarter of 1996 the Company also repurchased on the open market and retired 39,900 shares of its Series B Convertible Preferred Stock and 75,000 shares of Series A Convertible Preferred Stock. The Board of Directors had previously authorized the Company to repurchase up to 10% of the Company's outstanding Common Stock, and in June 1996 announced that it authorized the repurchase of up to an additional 10% of its outstanding Common Stock and up to 10% of its outstanding Series A and Series B Convertible Preferred Stocks. The Company may, from time to time, continue to purchase additional shares of Common Stock and Series A and Series B Preferred Stocks.

LIQUIDITY

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow in addition to the successful negotiation of a labor contract. The Company satisfies its working capital requirements through cash on hand, investments, borrowing availability under the RCF and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During the first nine months of 1996, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the financial condition or results of operations of the Company.

      The collective bargaining agreement between the USWA and the Company expired on October 1, 1996. The USWA initiated a strike on October 1, 1996, and is picketing eight of the Company's steel production and/or finishing facilities in Ohio, Pennsylvania and West Virginia. No steel products are being produced or shipped at these facilities. The Company currently anticipates that it will report a material loss for financial reporting purposes in the fourth quarter as a result of the strike, and that such losses will continue during the duration of the strike. As of September 30, 1996, the Company had cash and short-term investments of approximately $400 million, and had no outstanding borrowings under the Company's $125 million RCF. The Company anticipates its net cash flow from operations will increase in the fourth quarter as accounts receivable decrease and inventory levels are reduced. Depending on the duration of the strike and its effects on the Company's operations, the Company's Accounts Receivable Securitization Facility may liquidate pursuant to its terms, and the Company may be required to seek waivers of certain covenants under its RCF, under which there currently are no borrowings outstanding. The Company believes it has sufficient liquidity to withstand the impact of a prolonged strike irrespective of the availability of such facilities. However, if there is a prolonged work stoppage, there may be a material adverse effect on the financial condition and liquidity of the Company.

      When  used  in  the  Management's   Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: the risk of lost business and other uncertainties relating to the expiration of WPSC's collective bargaining agreement on October 1, 1996, the effects and length of a strike by the USWA and its impact on the Company's business and liquidity and the impact of a new labor contract.

PART II         Other Information

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                (a) The 1996 annual meeting of stockholders was held on August 12, 1996, as adjourned.

                (b) All of the Company's nominees, as listed in the proxy statement, were elected. There was no solicitation in opposition to the Company's nominees.

                (c) Matters voted on at the meeting and the number of votes cast.

                                                                     Votes
                                                                    Against or
                     (1)    Directors               Voted For       Withheld      Abstentions     Broker Non-Votes
                            ---------               ---------       --------      -----------     ----------------
                         Neil A. Arnold             23,660,348      1,999,600             --                   --
                         Paul W. Bucha              23,644,811      2,015,137             --                   --
                         Robert A. Davidow          23,660,554      1,999,394             --                   --
                         William Goldsmith          23,654,599      2,005,349             --                   --
                         Ronald LaBow               23,490,893      2,169,055             --                   --
                         Marvin L. Olshan           23,526,536      2,133,412             --                   --
                         Raymond S. Troubh          23,596,786      2,063,162             --                   --
                         James L. Wareham           23,650,773      2,009,175             --                   --
                         Lynn Williams              23,646,607      2,013,341             --                   --

                     (2) Approval of the            13,511,078      5,737,449        300,766            6,296,769
                         classification of
                         the Board of
                         Directors.

                     (3) Ratification of            25,250,582        299,303        110,063                   --
                         Price Waterhouse
                         LLP as the
                         independent
                         accountants of
                         the Company for
                         the fiscal year
                         ending December
                         31, 1996.

                     (4) Approval of the             3,215,326      1,609,861      2,348,417           16,988,296
                         stockholder
                         proposal in the
                         Supplement to
                         Proxy Statement.

ITEM 6.(A)      EXHIBITS

                27 Financial Data Schedule

    6.(b)       Report on Form 8-K

                None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WHX CORPORATION




                                        /s/ F. G. Chbosky
                                        ----------------------
                                            F. G. Chbosky
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)
November 8, 1996