Form 10-K
period 1996-12-31
WHX CORP
filed 1997-03-11
CIK 106618

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996.

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

Common Stock, $.01 par value                             New York Stock Exchange
Series A Convertible Preferred Stock, $.10 par value New York Stock Exchange Series B Convertible Preferred Stock, $.10 par value New York Stock Exchange

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      Aggregate market value of Common Stock held by non-affiliates of the Registrant as of February 3, 1997 was $199.9 million, which value, solely for the purposes of this calculation excludes shares held by Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 3, 1997 was 24,293,594, including 410,228 shares of redeemable Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed pursuant to Regulation 14 A in connection with the 1997 annual meeting of stockholders Part III.

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

      The Company and its subsidiaries were reorganized into a new holding company structure on July 26, 1994. The steel-related businesses of the Company (including WPSC) other than Unimast, Inc. ("Unimast") continue to be owned by WPC, and the other businesses and assets of the Company including Unimast are owned by WHX. Pursuant to the reorganization, WPC became a wholly owned subsidiary of WHX. WHX, the new holding company, became the publicly held issuer for all Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company. In addition, WHX guaranteed WPC's outstanding 93/8% Senior Notes due 2003 (the "Senior Notes") as well as certain other debt of WPC. The transactions were accounted for as a reorganization of entities under common control. On the merger date, WHX had the same consolidated net worth as WPC and its subsidiaries prior to the reorganization.

      The Company, through two operating units of WPSC, the Steel Division and Wheeling Corrugating Company ("Wheeling Corrugating"), and Unimast, shipped 2.3 million tons of steel products in 1996. In 1996, the Company reported sales of $1.23 billion and net income of $.7 million (before preferred stock dividends of $22.3 million). Results for 1996 reflect a strike by the United Steelworkers of America ("USWA") which began October 1, 1996 and has continued to date. No steel products are being produced or shipped at eight of the Company's plants located in Ohio, Pennsylvania and West Virginia, subject to the work stoppage. The Company experienced a net loss of $34.6 million in the strike affected fourth quarter, and would expect to incur material losses for the duration of the work stoppage. Although the Company is negotiating with the USWA to end the work stoppage on terms satisfactory to the Company, there can be no assurance that these negotiations will be successful, and it is unclear how long the work stoppage will continue and the impact it will have on the Company. Depending on the length of the work stoppage, the Company's financial condition and liquidity will be materially adversely affected. The Company's operations, as discussed herein, are materially affected by the work stoppage. The eight facilities subject to the work stoppage represent approximately 80% of the tons shipped by the Company on an annual basis. None of the Wheeling Corrugating facilities outside the Ohio Valley or Unimast and Pittsburgh Canfield facilities are involved in the work stoppage; however, the work stoppage at the eight facilities affects the Company's ability to supply steel to these downstream operations, which must now acquire their steel supply from external sources.

      The Company's products include hot rolled and cold rolled sheet, and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, culvert, bridge form, steel framing and related accessories and other products used primarily by the construction, highway and agricultural markets.

      The Company's strategy is to pursue growth in profitability through the manufacture and sale of value-added steel products. Its strategic initiatives focus on:

      Value-added steel products. The Company seeks to further expand into the manufacture of processed steel products, such as coated and fabricated steel, while reducing its reliance upon basic products, such as hot rolled sheet. The Company believes such products provide higher margins than are found on basic steel products and are less sensitive to the steel industry cycle. The Company's Wheeling-Nisshin Inc. joint venture ("Wheeling-Nisshin"), for example, which commenced operations in 1988 and increased its capacity by 80% in 1993, currently produces over 600,000 tons annually of galvanized, galvannealed and aluminized products and used approximately 354,300 tons of the Company's cold rolled sheet in 1996, a strike affected year, and approximately 450,000 tons in 1995.

      In recent years the Company negotiated several transactions that furthered its strategy of expansion into higher value-added products. In March 1995 the Company acquired Unimast, a leading manufacturer of steel framing and related accessories for residential and commercial building construction with shipments of approximately 130,000 tons of steel products in 1995 (nine months) and 191,000 tons in 1996. Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories. Unimast also uses non-prime galvanized substrate for a material portion of its requirements. As such, the Company has an additional outlet to apply for further processing some portion of its non-prime products. In December 1994, the Company acquired the Bowman Metal Deck Division of Armco, Inc. ("Bowman"), which currently utilizes approximately 87,000 tons of the Company's cold rolled and hot dipped galvanized production annually for conversion into specialized construction products. In June 1994, the Company entered into a joint venture with Dong Yang Tinplate Ltd. ("Dong Yang"), a leading South Korea-based tin plate producer, and Nittetsu Shoji
America, a U.S.-based tin plate importer, to construct and operate a state-of-the-art tin coating line facility in Belmont County, Ohio with an expected annual capacity of 250,000 tons. The Company owns 50% of the common stock of the tin mill joint venture, Ohio Coatings Co., and will supply up to 100% of the steel substrate used by the facility. The facility was completed in December 1996, and commenced shipments in January 1997. The Company will phase out its existing tin mill production facilities. This will enable the Company to convert more hot rolled sheet into tin-mill substrate as well as expand its line of tin-mill product offerings. In December 1996 the Company purchased the assets of Champion Metal Co. ("Champion"), with locations in Klamath Falls, Medford and Brooks, Oregon. Champion is a rollform operation with approximately 7,000 tons annual capacity and is part of Wheeling Corrugating.

      The Company's Wheeling Corrugating and Unimast operations, its shipments to Wheeling-Nisshin and the Company's tin plating, coating and cold rolling operations accounted for 1.7 million tons, or approximately 74% of the Company's shipments, in 1996.

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

      Improving cost structure. The Company continually seeks to improve its cost structure and product quality through capital expenditures, productivity increases and business improvement teams which include its union employees. Since 1991, the Company has spent in excess of $439 million in capital expenditures to modernize and upgrade its facilities, including an upgrade to its cold rolling mill at Yorkville, Ohio and the modernization of its 80-inch hot strip mill at Steubenville, Ohio in 1993. The Company spent approximately $83 million in 1995, which included approximately $42 million of the $54 million reline of its No. 5 blast furnace in Steubenville, Ohio. The reline increased the productivity of the No. 5 Blast Furnace and provided the Company with the ability to produce 100% of the hot metal necessary to satisfy caster production requirements from a two, rather than three, blast furnace configuration. This allowed the Company to idle one blast furnace and to possibly idle in the future its older and less efficient coke ovens, which the Company believes will result in a material reduction in future capital expenditure requirements and manning levels.

      The following table lists operating statistics for the Company and the steel industry (as reported by the American Iron and Steel Institute) for the five-year period ending December 31, 1996.

                                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------
                                        1992          1993          1994          1995        1996(1)
                                        ----          ----          ----          ----        ----
                                                                 (Tons in millions)
Company Raw Steel Production.......     2.35          2.26           2.27          2.20          1.78
      Capability ..................     2.40          2.40           2.40          2.40          2.40
      Utilization..................       98%           94%            95%           92%           74%
      Shipments....................     2.1           2.3            2.4           2.5           2.3
Industry Raw Steel Production .....    93.0          97.9          100.6         104.9         104.4
      Capability ..................   113.1         109.9          108.2         112.4         116.2
      Utilization .................       82%           89%            93%           93%           90%
      Shipments ...................    82.2          89.0           95.1          97.5         100.5

------------------
(1) Results for 1996 were affected by a work stoppage at the Company's primary steel-making facilities beginning October 1, 1996 and continuing to date. The utilization rate for the nine months prior to the work stoppage was 98.9%

      Product Mix. The tables below reflect the historical product mix of the Company's shipments. Increases in the percentage of higher value products have been realized during the 1990's as (i) the operations of Wheeling Corrugating were expanded, (ii) Wheeling-Nisshin's second coating line increased its requirements of cold-rolled coils from WPSC, and (iii) the Company acquired Unimast.

                                                                            HISTORICAL PRODUCT MIX
                                               ---------------------------------------------------------------------------------
                                                                            YEAR ENDED DECEMBER 31
                                               ---------------------------------------------------------------------------------

                                                        1992            1993            1994            1995           1996(1)
                                                        ----            ----            ----            ----           -------
PRODUCT CATEGORY:
Hot Rolled Products............................         31.5%           31.2%          31.4%            28.3%           26.1%
Semi-Finished .................................           --             0.9             --               --              --
Higher Value-Added Products:
     Cold Rolled Products-Trade................          11.4            11.1           10.5              7.5             7.6
     Cold Rolled Products -
         Wheeling-Nisshin......................          12.0            15.6           17.3             17.9            15.6
     Coated Products...........................          17.1            16.0           16.6             15.8            13.3
     Tin Mill Products.........................          10.2             8.8            7.2              6.7             7.0
     Fabricated Products
     (Wheeling Corrugating and
         Unimast...............................          17.8            16.4           17.0             23.8            30.4
                                                        -----           -----          -----            -----           -----
Total..........................................         100.0%          100.0%         100.0%           100.0%          100.0%
                                                        =====           =====          =====            =====           =====
OTHER DATA:
Higher Value-Added Products
as a percentage of total
shipments......................................         68.5%           67.9%          68.6%            71.7%           73.9%


(1) The allocation among product categories was affected by the work stoppage at eight of the Company's facilities.

STEEL DIVISION

     Hot Rolled Products. Hot rolled coils represent the least processed of the Company's finished goods. Approximately 74% of the Company's 1996 production of hot rolled coils was further processed internally into value-added finished products such as cold-rolled coils. The balance of the tonnage is sold as hot-rolled black or pickled (acid cleaned) coils to a variety of consumers such as converters/processors and steel service centers and the automotive and appliance industries. The converters/processors transform the hot-rolled coil into a finished product such as pipe and tubing, while the service centers typically slit or cut the material to size for resale to the end user.

     From 1992 to 1996, the Company reduced its shipments of hot rolled products from 31.5% to 26.1% of its total product mix. Management projects a further reduction in such percentage as resources are deployed to expand the Company's downstream operations.

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

     Coated Products. The Company manufactures a number of corrosion-resistant, zinc-coated products including hot-dipped galvanized and electrogalvanized sheets for resale to trade accounts and to support the fabricating operations of Wheeling Corrugating and Unimast. The coated products are manufactured from a steel substrate of cold rolled or hot rolled pickled coils by applying zinc to the surface of the material to enhance its corrosion protection. The Company's trade sales of hot dipped galvanized products are heavily oriented to unexposed applications, principally in the appliance, construction, service center and automotive markets. Typical industry applications include auto underbody parts, refrigerator backs and heating/air conditioning ducts. Approximately 53% of hot dipped galvanized production tonnage is transferred to Wheeling Corrugating for further processing. The Company's hot dipped galvanizing lines are older than those of certain of its competitors and will require on going capital expenditures to remain competitive. The Company sells electrogalvanized products for application in the appliance and construction markets. Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems.

     Tin Mill Products. Tin mill products consist of blackplate and tinplate. Blackplate is a cold rolled substrate (uncoated) the thickness of which is less than .0142 inches and is utilized extensively in the manufacture of pails and shelving. Tinplate is produced by the electro-deposition of tin to a blackplate substrate and is utilized principally in the manufacture of food, beverage, general line and aerosol containers. While the majority of the Company's sales of these products is concentrated in a variety of container markets, the Company also markets products for automotive applications, such as oil filters and gaskets. The Company's participation in Ohio Coatings may enable it to expand the Company's presence in the tin plate market. Ohio Coatings' $69 million tin coating mill, which commenced operations in January 1997, will have a nominal annual capacity of 250,000 net tons. Upon settlement of the work stoppage, the Company will supply up to 100% of the substrate requirements of the joint venture subject to quality requirements and competitive pricing. The Company and Nittetsu Shoji America, a U.S. based tin plate importer ("NSA") will act as the distributors of the joint venture's products, with the Company selling between 81% and 85% of production based on volume.

FABRICATED PRODUCTS
(WHEELING CORRUGATING AND UNIMAST)

     Wheeling Corrugating is a leading fabricator of roll-formed products for the construction, highway, and agricultural products industries. In conjunction with the Company's business strategy of expanding its sales of higher value-added products, Wheeling Corrugating has increased its shipments of fabricated products by approximately 152% since 1986. Following the establishment of its Lenexa, Kansas and Minneapolis, Minnesota locations, Wheeling Corrugating expanded its regional operations, through acquisitions, in Houston, Texas (1986), Fort Payne, Alabama (1989), Wilmington, North Carolina
(1993), Gary, Indiana and Warren, Ohio (1994). The regional presence of these facilities has enabled Wheeling Corrugating to take advantage of low-cost barge freight from the Company's Ohio Valley plants and to provide customers in the outlying areas with competitive services through "just-in-time delivery." In some of its product lines, Wheeling Corrugating has substantial market share and therefore has increased opportunity to pursue higher profit margins. Wheeling Corrugating intends to expand the manufacture, marketing and sale of products in which it already has a significant market presence, including through potential acquisitions and to take advantage of expected improvements in demand for construction and highway products. The 1996 acquisition of Champion with three locations in Oregon will assist the Company in expanding its market presence in these areas. The

Company believes that it would be difficult for a competitor to replicate Wheeling Corrugating's geographical breadth.

     In March 1995 the Company acquired Unimast, a leading manufacturer of steel framing and related accessories for residential and commercial building construction with shipments of approximately 130,000 tons of steel products in 1995 (nine months) and 191,000 tons in 1996. Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories. Unimast also uses non-prime galvanized substrate for a material portion of its requirements, providing the Company an additional outlet for some portion of its non-prime products. Unimast has facilities in Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia and Boonton, New Jersey.

  The following table sets forth certain shipment information relating to Wheeling Corrugating and Unimast major product categories:

              NET TONS SHIPPED BY WHEELING CORRUGATING AND UNIMAST

                                                                           YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------

                                                  1992            1993            1994            1995          1996
                                                  ----            ----            ----            ----          ----
                                                            (TONS IN THOUSANDS)
  Construction Products.......................    157.0           146.2          151.7           335.4           404.3
  Highway Products............................    115.3           119.0          137.7           132.2           139.3
  Agricultural Products.......................     91.8           100.7          113.6           125.7           142.8
  Other.......................................     4.6              4.0            4.0             3.9             3.6
                                                 ------           -----          -----           -----           -----
Total Net Tons Shipped........................    368.7           369.9          407.0           597.2           690.0
                                                 ======           =====          =====           =====           =====

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

     Fabricated products represented 40.6% or $501 million of the Company's net sales in 1996, a strike-affected year, and 32.6% or $444 million of the Company's net sales in 1995. Management intends to continue to expand fabricated products through the acquisition of fabricating facilities that manufacture products comparable or closely related to those of Wheeling Corrugating and Unimast. The Company intends to continue to expand its emphasis on value-added products.

WHEELING-NISSHIN

     The Company has a 35.7% equity interest in Wheeling-Nisshin, which commenced commercial operations in April 1988. Shipments by Wheeling-Nisshin of hot dipped galvanized, galvannealed and aluminized products, principally to the construction industry, have increased from 158,600 tons in 1988 to 665,787 tons in 1996. Wheeling Nisshin products are marketed through trading companies and its shipments are not consolidated into the Company's shipments.

     The Company's amended and restated supply agreement with Wheeling-Nisshin expires in 2013. Pursuant to the amended supply agreement, the Company will provide not less than 75% of Wheeling- Nisshin's steel substrate requirements, up to an aggregate maximum of 9,000 tons per week subject to product quality requirements. Pricing under the supply agreement is negotiated quarterly based on a formula which gives effect to competitive market prices. Shipments of cold-rolled steel by the Company to Wheeling-Nisshin were approximately 354,300 tons or 15.6% of the Company's total tons shipped in 1996, a strike-affected year, and approximately 450,000 tons or 17.9% in 1995. The increase in shipments of cold-rolled sheet have reduced the Company's shipments of hot-rolled coils (a lower-margin steel product) and is an integral part of the Company's strategy of increasing its presence in higher value-added products.

     In March 1993, Wheeling-Nisshin added a second hot-dipped galvanizing line, which increased its capacity by 80%, to approximately 650,000 annual tons and allows Wheeling-Nisshin to offer the lightest-gauge galvanized sheet products manufactured in the United States for the construction, heating, ventilation and air-conditioning ("HVAC") and after-market automotive applications.

OHIO COATINGS COMPANY

     The Company has a 50% equity interest in Ohio Coatings Company ("OCC") which completed construction of a $69 million tin coating mill in 1996 and commenced commercial operations in January 1997. The Company's participation in OCC may enable it to expand the Company's presence in the tin plate market. The OCC tin coating mill has a nominal annual capacity of 250,000 net tons. Upon settlement of the work stoppage, the Company may supply up to 100% of the substrate requirements of the joint venture subject to quality requirements and competitive pricing. The Company and Nittetsu Shoji America, a U.S. based tin plate importer will act as the distributors of the joint venture's products. The Company will market between 81% and 85% of OCC production, based on volume.

OTHER STEEL RELATED OPERATIONS OF THE COMPANY

     The Company owns an electrogalvanizing facility which had revenues of $47.1 million while providing an outlet for 60,500 tons of steel in 1996 and a facility that produces oxygen and other gases used in the Company's steel-making operations. The Company is the owner of coal reserves that have generated an average of $1.0 million in annual royalties from 1992 to 1996. The Company is also a 12 1/2% equity partner in an iron ore mining partnership.

NON-STEEL RELATED INVESTMENTS OF THE COMPANY

     In October 1994, WHX Entertainment Corp., a wholly owned subsidiary of WHX, purchased a 50 percent interest in the operations of Wheeling-Downs Racing Association ("Wheeling-Downs") from Sportsystems Corporation for $12.5 million. Wheeling-Downs operates a racetrack and video lottery facility located in Wheeling, West Virginia.

CUSTOMERS

     Through an extensive mix of products, the Company markets to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 40% of its net sales in 1994, 33.3% in 1995, and 30.6% in 1996. Wheeling-Nisshin was the only customer to account for more than 10% of net sales. Wheeling-Nisshin accounted for 15.5%, 13.8% and 11.5% of net sales in 1994, 1995, and 1996, respectively. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley. However, the Company has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. As discussed above, Wheeling Corrugating has acquired regional facilities to service an even broader geographical area.

                        PERCENT OF TOTAL NET TONS SHIPPED
                                                                                  YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------------

Major Customer Category:                                   1992            1993            1994            1995           1996(1)
------------------------                                   ----            ----            ----            ----           ----
Construction........................................        18%             17%             18%             22%             28%
Steel Service Centers...............................         36              33              32              27              24
Converters/Processors...............................         20              26              28              26              23
Agriculture.........................................          5               5               5               6               7
Containers..........................................          9               7               6               6               6
Automotive..........................................          7               6               6               5               5
Appliances..........................................          3               3               3               4               4
Exports.............................................         --               1              --               1              --
Other...............................................          2               2               2               3               3
                                                            ---             ---             ---             ---            ----
     Total..........................................        100%            100%            100%            100%            100%
                                                            ===             ===             ===             ===             ===

------------------
(1) The allocation among customer categories was affected by the work stoppage at eight of the Company's facilities.

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

     Construction. The Company's shipments to the construction industry are heavily influenced by the sales of Wheeling Corrugating and Unimast. Wheeling Corrugating services the non-residential and agricultural building and highway industries, principally through shipments of hot dipped galvanized and painted cold rolled products. With its acquisition during the 1980's and early 1990's of regional facilities, Wheeling Corrugating has doubled its shipments and has been able to market its products into broad geographical areas, which the Company expects will mitigate the effects of regional economic downturns in the construction business. In December 1996 the Company, through Wheeling Corrugating, acquired the assets of Champion which has three locations in Oregon. Unimast is a leading manufacturer of steel framing and related accessories for residential and commercial building construction. The acquisition of Unimast in March 1995 increased the Company's shipments to the construction industry and its ability to market its products to broad geographic areas. Unimast has facilities located in Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia and Boonton, New Jersey.

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

     Converters/Processors. The Company's shipments to the converters/processors market as a percentage of total shipments have increased from 20% in 1992 to 23% in 1996. This growth is principally attributable to the increase in shipments of full hard and fully finished cold rolled products to Wheeling-Nisshin, which uses cold rolled coils as a substrate to manufacture a variety of coated products, including hot dipped galvanized and aluminized coils for the automotive, appliance and construction markets. As a result of the second line expansion, the Company's shipments to Wheeling-Nisshin increased significantly beginning in 1993. The converters/processors industry also represents a major outlet for the Company's hot rolled products, which are converted into finished commodities such as pipe, tubing and cold rolled strip.

     Agriculture. The Company's shipments to the agricultural market are principally sales of Wheeling Corrugating roll-formed, corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings.

     Containers. The vast majority of the Company's shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market. The balance of the Company's shipments to this market consists of cold rolled products for pails and drums.

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

RAW MATERIALS

     The Company has a 12.5% ownership interest in Empire Iron Mining Partnership ("Empire") which operates a mine located in Palmer, Michigan. The Company is obligated to purchase approximately 12.5% or 1.0 million gross tons per year (at current production levels) of the mine's annual ore output.

Interest in related ore  reserves as of December  31,  1996,  is estimated to be
22.5 million gross tons. In 1996, the Company consumed approximately 1.65 million gross tons of iron ore pellets in its blast furnaces. The Company's pro rata cash operating cost of Empire currently approximates the market price of ore. The Company obtains approximately half of its iron ore from spot and medium-term purchase agreements at prevailing world market prices. It has commitments for the majority of its blast furnace iron ore pellet needs through 1997 from suppliers in North America.

     In November 1993, the Company sold the operating assets of its coal company to an unrelated third party. The Company also entered into a long term supply agreement with such third party to provide the Company with a substantial portion of the Company's coal requirements at competitive prices. The Company's operations require a substantial amount of coking coal.

     The Company currently produces all of its coke requirements and typically consumes generally all of the resultant by-product coke oven gas. In 1996, approximately 1.6 million tons of coking coal were consumed in the production of blast furnace coke by the Company. Due to the increased production of the recently relined No. 5 blast furnace, the Company idled one of its three blast furnaces and may possibly idle its older, less efficient coke ovens. The Company may continue to sell its excess coke and coke oven by-products to third-party trade customers.

     Material amounts of other raw materials, including limestone, oxygen, natural gas and electricity, are required. These raw materials are readily available and are purchased on the open market. The Company is presently dependent on external scrap for approximately 8% of its steel melt. The cost of these materials has been susceptible in the past to price fluctuations, but worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher material costs. Certain of the Company's raw material supply contracts provide for price adjustments in the event of increased commodity or energy prices.

BACKLOG

     Order backlog was 158,751 net tons at December 31, 1996, compared to 400,624 tons at December 31, 1995. The low level of order backlog is due to the continuing work stoppage at eight plants in Ohio, Pennsylvania and West Virginia. Since no steel products are being produced or shipped at these facilities there can be no assurance that related orders will be shipped. Wheeling Corrugating's backlog of 69,360 net tons are included in the backlog at December 31, 1996 and are expected to be shipped during the first half of 1997. The Company intends to vigorously pursue customers lost to competitors during the work stoppage.

CAPITAL EXPENDITURES

     The Company's capital expenditures (including capitalized interest) for 1996 were approximately $35.4 million, including $6.8 million on environmental projects. Capital expenditures in 1996 were lower than in recent years due to the work stoppage beginning October 1, 1996 and continuing to date. From 1991 to 1996, such expenditures aggregated approximately $439 million. This level of capital expenditures was needed to maintain productive capacity, improve productivity and upgrade selected facilities to meet competitive requirements and maintain compliance with environmental laws and regulations. Since 1985, the Company's capital expenditure program has been and continues to be aimed at maintaining its core production capabilities and selectively upgrading product characteristics. The capital expenditure program has included improvements to the Company's infrastructure, blast furnaces, steel-making facilities, 80-inch hot strip mill and finishing operations, and has resulted in improved shape, gauge, surface and physical characteristics for its products. In particular, the quality improvements completed at the Allenport cold-rolling facility in 1992 and the installation of automatic gauge controls at the Yorkville tandem mill in 1993 have enhanced productivity and improved the quality of substrate provided to Wheeling-Nisshin and other customers. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive and to comply with environmental control requirements. The Company anticipates funding its capital expenditures in 1997 from cash on hand and funds generated by operations. Pending the resolution of the work stoppage, the Company has indefinitely delayed substantially all capital expenditures at the plants being picketed.

ENERGY REQUIREMENTS

     During 1996 coal constituted approximately 78% of the Company's total energy consumption, natural gas 18% and electricity 4%. Many of the Company's major facilities that use natural gas have been equipped to use alternative fuels. The Company continually monitors its operations regarding potential equipment conversion and fuel substitution to reduce energy costs.

EMPLOYMENT

     Total employment of the Company averaged 5,706 employees during 1996, of which 4,090 were represented by the USWA, and 106 by other unions. The remainder consisted of 1,081 salaried employees and 429 non-union operating employees.

     The Company's labor agreement with the USWA expired on October 1, 1996. The Company and union were unable to agree on terms of a new labor agreement. The USWA is engaged in a work stoppage at eight plants located in Ohio, Pennsylvania and West Virginia. No steel products are being produced or shipped at these facilities. Approximately 70% of the Company workforce is covered by the collective bargaining agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     WPC, as a signatory to the collective bargaining agreement between WPSC and the USWA, is liable for all obligations under the collective bargaining agreement, including 100% of WPSC's obligations to provide medical insurance, life insurance, disability and surviving spouse retirement benefits to WPSC's retired employees and their dependents ("WPSC Retiree Benefits"). WHX is contingently liable with respect to a portion of such benefits. WHX also is bound by certain agreements with the USWA relating to (a) restrictions on dividends payable by WPSC to the extent of 50% of the cumulative net income of WPSC since January 3, 1991, (b) tax sharing arrangements between WHX and WPSC and (c) a right of first refusal held by the respective employees of WPSC to purchase, generally, certain of WPSC's facilities in the event of the proposed sale of such facilities.

     In February 1997 the Company announced that John R. Scheessele had joined the Company to replace James L. Wareham as President of WHX, WPC and WPSC and as Chairman of the Board and Chief Executive Officer of WPSC. In connection therewith, Mr. Scheessele was also elected to the Board of Directors of WHX and WPSC. Mr. Scheessele is a former President of WCI Steel. James L.
Wareham left the Company on an amicable basis.

COMPETITION

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

     Steel imports as a percentage of domestic apparent consumption, excluding semi-finished steel, have been approximately 20% in 1994, 18% in 1995, and 19% in 1996. World steel demand, world export prices, U.S. dollar exchange rates and the international competitiveness of the domestic steel industry have all been factors in these import levels. However, the strong performance of the U.S. economy, relative to weaker economies in Europe and Japan, has resulted in increased imports in recent years.

ITEM 2.  PROPERTIES

     The Company has one raw steel producing plant and various other finishing and fabricating facilities. The Steubenville plant is an integrated steel producing facility located at Steubenville and Mingo Junction, Ohio and Follansbee, West Virginia. It is the Company's only raw steel producing facility. Facilities include a sinter plant, coke oven batteries that produce all coke requirements, three blast furnaces (two operating), two basic oxygen furnaces, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.4 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. The Ohio and West Virginia locations, which are separated by the Ohio River, are connected by a railroad bridge owned by the Company. A pipeline is maintained for the transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville plant. The coke plant is being operated by management employees to protect the ovens during the work stoppage. The Steubenville plant primarily produces hot-rolled products, which are either sold to third parties or shipped to other affiliated facilities for further processing.

     The following table lists the other principal plants of the Company and the annual capacity of the major products produced at each facility:

                             Other Major Facilities

LOCATIONS, OPERATIONS AND CAPACITY              TONS/YEAR        MAJOR PRODUCTS


Allenport, Pennsylvania:
   Continuous pickler, tandem mill,
   temper mills and annealing                     950,000   Cold rolled sheets

Beech Bottom, West Virginia: Paint line
   and various roll forming equipment             120,000   Painted steel in
                                                            coil form,
                                                            structural forms and
                                                            decking

Canfield, Ohio: Electrogalvanizing line,
   paint line, ribbon and oscillating
   rewind slitters                                 65,000   Electrolytic
                                                            galvanized sheet and
                                                            strip

Martins Ferry, Ohio: Temper mill, zinc coating
   lines and roll forming equipment               750,000   Hot dipped
                                                            galvanized sheets
                                                            and coils and formed
                                                            steel products


Wheeling, West Virginia: Shotblaster,
  nailers and heat treating                        5,000    Cut nails

Yorkville, Ohio: Continuous pickler,
   tandem mill, temper mill and
   annealing lines                                660,000   Black plate and cold
                                                            rolled sheets

         Wheeling Corrugating fabricates products at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; Wilmington, North Carolina and Klamath Falls, Medford and Brooks, Oregon. The Fort Payne, Houston and Wilmington facilities were acquired in 1986, 1989 and 1993, respectively. The Gary and Warren facilities were acquired in 1994. The Oregon facilities were acquired in 1996. In addition, the Company operates two plants located in Grand Junction, Colorado and Stoughton, Wisconsin that fabricate culvert pipe from sheet metal.

         The Company maintains five regional sales offices for flat-rolled and tin mill products and nine sales offices and/or warehouses for Wheeling Corrugating products.

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

         All of the above facilities and substantially all of the other real property of the Company are owned in fee by the Company (exclusive of coal lands held by subsidiaries or corporations in which the Company has an interest) and are subject to the first lien that secures the $10.9 million face amount

(as of December 31, 1996) of Tax Benefit Transfer Letters of Credit issued to support the sale of tax benefits associated with the construction of the slab caster located at the Company's Steubenville facility.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

         The Company, as are other steel manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $8.7 million, $5.9 million and $6.8 million for 1994, 1995 and 1996, respectively. The Company anticipates spending approximately $47.0 million on major environmental projects through the year 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary.

         The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statues at seven waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1.0 million and $4.0 million. At four other sites the costs are estimated to aggregate up to $700,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company's potentially responsible party status will have a material adverse effect on its financial condition or results of operations. However, as further information comes into the Company's possession, it will continue to reassess such evaluations. Non-current accrued environmental liabilities totaled $7.3 million at December 31, 1995 and $7.8 million at December 31, 1996. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available.

         The Clean Air Act Amendments of 1990 (the "Clean Air Act") directly affect the operations of many of the Company's facilities, including coke ovens. Under the Clean Air Act, coke ovens generally will be required to comply with progressively more stringent standards which will result in an increase in environmental capital expenditures and costs for environmental compliance. In November 1996 the EPA proposed more stringent revisions to the air quality standards for particulate matter. The costs associated with anticipated compliance with Clean Air Act standards for the immediate future in the amount of $13.8 million have been included in anticipated capital expenditure requirements.

         In March 1993 the EPA notified the Company of Clean Air Act violations, alleging particulate matter and hydrogen sulfide emissions in excess of allowable concentrations, at the Company's Follansbee Coke Plant. The parties have entered into a consent decree settling the civil penalties related to this matter for $.7 million. The Company has accrued for the cost of this settlement.

         In an action brought in 1985 in the U.S. District Court for the Northern District of West Virginia, the EPA claimed violations of the Solid Waste Disposal Act at a surface impoundment area at the

Follansbee facility. The Company and the EPA entered into a consent decree in October 1989 whereby soil and groundwater testing and monitoring procedures are required. The full extent and cost of remediation cannot be ascertained until surveying and sampling are completed in accordance with the approved plan. The Company has accrued for the estimated cost of closing the surface impoundment. In June of 1995 the USEPA informally requested corrective action affecting other areas of the Follansbee facility. The Company has actively contested the Initial Administrative Order (formally issued as USEPA Doc. # RCRA-III-080-CA, September 27, 1996) by invoking the Dispute Resolution provision of the October 1989 Consent Order. (Civil Action No. 85-0124-W).

         On December 20, 1995 the Department of Justice notified the Company of its intention to bring proceedings seeking civil penalties for alleged violations of the Clean Water Act (1991-94) and Resource Conservation and Recovery Act ("RCRA") (1990-91) at the Company's Follansbee facility. Suit was filed February 5, 1996 in the US District Court, Eastern District of West Virginia (Civil Action #5-96CV20). A consent decree has been negotiated settling this matter for $200,000. The Company has accrued an appropriate reserve for the potential cost of this claim.

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

         The Company is currently operating in substantial compliance with three consent decrees (two with the EPA and one with Pennsylvania Department of Environmental Resources) with respect to wastewater discharges at Allenport, Pennsylvania and Mingo Junction, Steubenville, and Yorkville, Ohio. All of the foregoing consent decrees are nearing expiration and petition to terminate them will be filed in the near future.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE

                                     PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              SECURITY HOLDER MATTERS

         Pursuant to a reorganization of the Company into a new holding company structure, WPC has become a wholly-owned subsidiary of WHX and continues to own the majority of the steel-related businesses of the Company other than Unimast, and WHX, the new holding company, owns the other businesses and assets of the Company including Unimast. WHX is the publicly held issuer for all of the Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock presently outstanding. In addition, WHX has guaranteed WPC's outstanding public debt, the 93/8% Senior Notes and certain privately held debt.

         The number of shares of Common Stock issued and outstanding as of February 3, 1997 was 24,293,594, including 410,228, shares of redeemable common stock. The warrants to purchase Common Stock, issued on January 3, 1991, expired on January 3, 1996. Approximately 1,956,000 shares of common stock were issued pursuant to the exercise of warrants. In 1995 and 1996, the Company purchased 2,025,000 shares and 2,940,316 shares, respectively of common stock on the open market. The purchased shares have been retired except for 156,900 shares being held as Treasury shares at December 31, 1996.

         The prices set forth in the following table represent the high and low sales prices for the Company's Common Stock:
                                                         COMMON STOCK
                                                         ------------
                                                  HIGH                  LOW
                                                  ----                  ---
1995
First Quarter                                     $14.625               $9.625
Second Quarter                                    11.750                10.250
Third Quarter                                     13.250                11.250
Fourth Quarter                                    11.500                10.000
1996
First Quarter                                     14.000                10.375
Second Quarter                                    12.250                8.875
Third Quarter                                     10.875                8.500
Fourth Quarter                                    10.000                7.375


         As of February 3, 1997, there were approximately 12,658 holders of record of WHX's Common Stock.

         The Company intends to retain any future earnings for working capital needs and to finance capital improvements and presently does not intend to pay cash dividends on the Common Stock for the foreseeable future. In addition, the terms of the Company's senior debt place certain limitations on the Company's ability to pay cash dividends.


ITEM 6 SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------
FIVE-YEAR STATISTICAL (THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------------------------------
                                                           1992             1993           1994          1995          1996
------------------------------------------------------------------------------------------------------------------------------

PROFIT AND LOSS:
Net sales                                                $929,786      $1,046,795      $1,193,878    $1,364,614     1,232,696
Cost of products sold (excluding
  depreciation and profit sharing)                        815,801         876,814         979,277     1,147,899     1,096,229
Depreciation                                               54,931          57,069          61,514        67,700        68,956
Profit sharing                                                 --           4,819           9,257         6,718            --
Selling, administrative and general expense                67,105          58,564          64,540        66,531        70,971
Restructuring charges                                       7,098              --              --            --            --
------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                  (15,149)          49,529          79,290        75,766       (3,460)

Interest expense on debt                                   21,659          21,373          22,581        22,830        25,963
Other income                                                3,181          11,965          17,925        47,139        25,974
B & LE settlement                                              --              --          36,091            --            --
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes
and extraordinary items                                  (33,627)          40,121         110,725       100,075       (3,449)
Tax provision (benefit)                                        --           9,400          24,360        19,014       (4,107)
------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary items                 (33,627)          30,721          86,365        81,061           658
Extraordinary items                                            --        (36,953)         (9,984)       (3,043)            --
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        (33,627)         (6,232)          76,381        78,018           658
Preferred stock dividends                                      --           4,713          13,177        22,875        22,313
------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock            $(33,627)       $(10,945)         $63,204       $55,143     $(21,655)
==============================================================================================================================
  Net income (loss) per share
  Operations                                            $  (1.85)       $     .02          $ 2.54         $2.18        $(.82)
  Extraordinary                                               --           (1.45)           (.35)         (.11)            --
------------------------------------------------------------------------------------------------------------------------------
  Net                                                   $  (1.85)       $   (.43)          $ 2.19         $2.07        $(.82)
==============================================================================================================================
Average number of common shares
outstanding (in thousands)                                 18,194          25,452          28,833        26,661        26,287
------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION:
Cash, cash equivalent and short term investments        $   8,658        $279,856        $401,606      $439,493      $482,582
Working capital                                           104,728         398,051         524,051       541,045       491,956
Property, plant and equipment - net                       752,518         748,673         768,284       793,319       755,412
Plant additions and improvements                           67,318          73,652          82,020        83,282        35,436
Total assets                                            1,116,732       1,491,600       1,729,908     1,796,467     1,718,779
------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                            213,826         346,823         289,500       285,676       268,198
Stockholders' equity                                      230,696         432,283         692,254       768,405       714,437
------------------------------------------------------------------------------------------------------------------------------
NUMBER OF STOCKHOLDERS OF RECORD:
Common                                                      8,893           8,648           8,729        13,408        12,697
Series A Convertible Preferred                                 --              30              27            28            42
Series B Convertible Preferred                                 --              --              22            48            62
------------------------------------------------------------------------------------------------------------------------------
EMPLOYMENT
Employment costs                                         $329,388        $322,985        $328,584      $343,416      $321,347
Average number of employees                                 5,684           5,381           5,481         5,996         5,706
------------------------------------------------------------------------------------------------------------------------------
PRODUCTION AND SHIPMENTS:
Raw steel production - tons                             2,351,000       2,258,000       2,270,000     2,199,000     1,781,894
Shipments of steel products - tons                      2,068,000       2,251,000       2,397,000     2,515,000     2,267,231
------------------------------------------------------------------------------------------------------------------------------

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

     In 1996 the Company experienced a work stoppage which began October 1, 1996 and has continued to date at eight of its plants in Ohio, Pennsylvania and West Virginia. No steel products have been produced at or shipped from these facilities during the strike. These facilities account for approximately 80% of the tons shipped by the Company on an annual basis.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         As set forth below, the Company's 1996 results were impacted by the strike which commenced on October 1, 1996 and has continued to date. The Company reported a $34.6 million net loss in the fourth quarter as a result of the work stoppage. The Company further anticipates that it will incur material losses for the duration of the work stoppage.

1996 COMPARED TO 1995

         Net sales for 1996 totaled $1,232.7 million on shipments of steel products of 2.3 million tons. Net sales for 1995 totaled $1,364.6 million on shipments of 2.5 million tons. The decrease in sales and tons shipped is primarily attributable to the work stoppage at eight plants located in Ohio, Pennsylvania and West Virginia. Production and shipment of steel products at these plants ceased on October 1, 1996 and the work stoppage has continued to date. Shipments in the fourth quarter decreased to 253,302 tons compared to 622,822 tons shipped in the fourth quarter of 1995. Also, steel prices declined 3.7% in 1996 compared to the prior year, but were partially offset by a higher value-added product mix.

         Cost of goods sold increased from $456 per ton shipped in 1995 to $484 in 1996. This increase reflects the volume effect of lower production on fixed cost absorption and higher levels of external steel purchases due to the work stoppage, higher costs for coal, ore and natural gas and a higher value-added product mix. The operating rate for the nine months prior to the work stoppage was 98.9%, but dropped to 74.0% for the full year of 1996 compared to 91.6% in 1995. Raw steel production is 100% continuous cast.

         Depreciation expense increased to $69.0 million in 1996 from $67.7 million in 1995. Increased depreciation attributable to higher amounts of depreciable property were partially offset by lower levels of raw steel production and its effect on units of production depreciation methods.

         No profit sharing was earned in 1996 as a result of the work stoppage and its impact on pre-tax income. Profit sharing expense totaled $6.7 million in 1995.

         Selling, administrative and general expense increased 6.7% to $71.0 million in 1996 from $66.5 million in 1995. The increase is due to inclusion of Unimast for a full year in 1996, compared to nine months in 1995 and a favorable local tax settlement recorded in 1995.

         Interest expense increased to $26.0 million in 1996 from $22.8 million in 1995 due to a reduction in capitalized interest from $6.4 million in 1995 to $2.5 million in 1996. The reduction in capitalized interest reflects lower amounts of capital expenditures and shorter construction periods in 1996.

         Other income decreased to $26.0 million in 1996 from $47.1 million in 1995. The decrease reflects a $12.8 million decrease in interest and investment income. The 1995 other income also included gain on the sale of Teledyne common stock and gain on the sale of the assets of WP Radio.

         The tax provision (benefit) for 1996 and 1995 were a $4.1 million benefit and $19.0 million provision, respectively, before recording a tax benefit related to extraordinary charges in 1995. The tax provision (benefit) were calculated on an alternative minimum tax basis. The 1995 provision includes the effect of recognizing $58.0 million of deferred tax assets, but excludes the benefit of applying $42.1 million of prereorganization tax benefits, which are direct additions to paid-in-capital.
There were no prereorganization tax benefits applied in 1996.

         Income before extraordinary charges in 1995 totaled $81.1 million, or $2.18 per share of common stock. The 1995 extraordinary charge of $4.7 million ($3.0 million net of tax) reflects additional liability for coal miner retiree medical expense attributable to the allocation of additional retirees to the company by the Social Security Administration.

         Net income in 1996 totaled $658,000, or a loss of $0.82 per share of common stock (after deduction of preferred stock dividends). Net income in 1995 totaled $78.0 million, or $2.07 per share of common stock.

1995 COMPARED TO 1994

         Net sales for 1995 totaled $1,364.6 million on shipments of steel products of 2.5 million tons, compared to $1,193.9 million on shipments of 2.4 million tons in 1994. The 14.3% increase in net sales reflects the acquisition of Unimast in March 1995, a 3.0% increase in steel prices and a higher value-added product mix. Average product prices increased by 9.0% from $498 per ton shipped to $543.

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

         Income before extraordinary charges in 1995 totaled $81.1 million, or $2.18 per share of common stock, compared to $86.4 million, or $2.54 per share of common stock in 1994 (including $36.1 million or $.93 per share of common stock related to the settlement of the B&LE anti-trust litigation).

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow from operating activities for 1996 totaled $126.8 million. Short term trading investments and related short term borrowings are reported as cash flow from operating activities. Working capital accounts (excluding cash, short term investments, short term borrowings and current maturities of long-term debt) provided $54.5 million of funds, principally due to a work stoppage at eight of the Company's facilities. Accounts receivable decreased $50.3 million (excluding a $22 million payment on trade receivable securitization transactions presented separately as a financing activity) due to a lower level of sales during the continuing labor dispute. Inventories valued principally by the LIFO method for financial reporting purposes, totaled $215.4 million at December 31, 1996, a decrease of $70.5 million from the prior year end. Trade payables and payroll related accruals decreased $66.2 million due to lower operating levels.

         In August 1994 the Company entered into an agreement to sell, up to $75 million on a revolving basis, an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC and two of its affiliates, Wheeling Construction Products, Inc. and Pittsburgh- Canfield Corporation. The agreement expires in August 1999. In July 1995, WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995, WPSC entered into an agreement to include the receivables generated by Unimast, in the pool of accounts receivable sold. Accounts receivable at December 31, 1996, exclude $45 million representing accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees of $4.3 million paid by the Company under this agreement were based upon a fixed rate set on the date the initial $45 million of accounts receivable were sold and variable rates on subsequent sales that range from 5.76% to 8.25% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial. However, as the work stoppage continues, the Company may not be able to generate sufficient trade accounts receivable to maintain the receivables securitization agreements. If the securitization agreements are terminated, collection of the sold receivables would be used to repay the investors.

         For the year ended December 31, 1996, the Company spent $35.4 million (including capitalized interest) on capital improvements, including $6.8 million on environmental control projects. Capital expenditures were lower than in recent years due to the work stoppage. Non-current accrued environmental liabilities totaled $7.3 million at December 31, 1995 and $7.8 million at December 31, 1996. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information , the Company does not anticipate that assessment and remediation costs resulting from the Company's status as a potentially responsible party will have a material adverse effect on its financial condition or results of operations. However, as further information comes into the Company's possession, it will continue to reassess such evaluations. The Clean Air Act Amendment of 1990 is expected to increase the Company's costs related to environmental compliance; however, such an increase in cost is not reasonably estimable, but is not anticipated to have a material adverse effect on the consolidated financial condition of the Company.

         Continuous and substantial capital and maintenance expenditures will be required to maintain and, where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will exceed depreciation expense and represent a material use of operating funds. Additionally, the Company invested $16.5 million in 1996 in its newly formed joint venture, Ohio Coatings Company, which completed constructing a $69 million tin coating facility. The Company anticipates funding its capital expenditures in 1997 from cash on hand and funds generated from operations.

         On December 28, 1995, WPSC entered into a new Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowing for general corporate purposes of up to $125 million. The RCF expires May 3, 1999. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 2.0%. Borrowings under the RCF are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The RCF has certain financial covenants restricting indebtedness, liens and distributions. There were no borrowings under the RCF at December 31, 1996. The RCF has been amended to provide the Company with additional flexibility under financial and other covenants of the RCF.

         The collective bargaining agreement between the USWA and the Company expired on October 1, 1996. The USWA initiated a strike on October 1, 1996, at eight of the Company's steel production and/or finishing facilities in Ohio, Pennsylvania and West Virginia. No steel products are being produced at or shipped from these facilities. These facilities represent 80% of the tonnage shipped by the Company on an annual basis. The Company reported a net loss of $34.6 million for financial reporting purposes in the fourth quarter as a result of the strike, and anticipates material losses will continue for the duration of the strike. As of December 31, 1996, the Company had cash and short-term investments in excess of $400 million. The Company anticipates its net cash flow from operations will be negative in the first quarter. Depending on the duration of the strike and its effects on the Company's operations, the Company's Accounts Receivable Securitization Facility may liquidate pursuant to its terms. The Company is negotiating an amendment to certain covenants contained in its $125 million RCF, under which there currently are no borrowings outstanding, to take into account the effects of the strike. The Company believes it has sufficient liquidity to withstand the effect of a prolonged work stoppage irrespective of the availability of such facilities. However, the Company's Accounts Receivable Securitization Facility and RCF are expected to provide funds for joint venture investment and working capital reinvestment upon a resumption of full operations. If there is a prolonged work stoppage, there will be a material adverse effect on the financial condition and liquidity of the Company.

         The Company is currently negotiating to acquire the Bethship-Sparrows' Point Yard from Bethlehem Steel Corporation. There can be no assurance, however, that such transaction will be consummated.

         Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow and to the successful negotiation of a labor contract with the USWA. The Company satisfies its working capital requirements through cash on hand, investments, the accounts receivable asset securitization facility, borrowing availability under the RCF and funds generated from operations. The Company believes that such sources will provide the

Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates and the continuing impact of the strike, could materially affect the Company's results of operations. During 1996 the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on its financial condition or results of operations of the Company.

         When  used in the  Management's  Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: the risk of lost business and other uncertainties relating to the expiration of WPSC's collective bargaining agreement on October 1, 1996, the effects and length of the strike by the USWA and its impact on the Company's business and liquidity and the impact of a new labor contract.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of WHX Corporation

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and accumulated earnings and of cash flows present fairly, in all material respects, the financial position of WHX Corporation and its subsidiaries (the "Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note A to the consolidated financial statements, a Corporate Reorganization was effected in 1994.

         As discussed in Note C to the consolidated financial statements, in 1994, the Company adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits".







PRICE WATERHOUSE  LLP
Pittsburgh, Pennsylvania
February 10, 1997


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF INCOME (IN THOUSANDS EXCEPT PER SHARE)
--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31                                                                 1994              1995             1996
--------------------------------------------------------------------------------------------------------------------------------
REVENUES:
Net sales                                                                         $1,193,878          1,364,614       $1,232,695
COST AND EXPENSES:
Cost of products sold, excluding depreciation and profit sharing                     979,277          1,147,899        1,096,228
Depreciation                                                                          61,514             67,700           68,956
Profit sharing                                                                         9,257              6,718               --
Selling, administrative and general expense                                           64,540             66,531           70,971
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   1,114,588          1,288,848        1,236,155
--------------------------------------------------------------------------------------------------------------------------------
Operating Income (Loss)                                                               79,290             75,766          (3,460)
Interest expense on debt                                                              22,581             22,830           25,963
Other income                                                                          17,925             47,139           25,974
B & LE settlement                                                                     36,091                 --               --
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes, change in
  accounting method and extraordinary item                                           110,725            100,075          (3,449)
Tax provision (benefit)                                                               24,360             19,014          (4,107)
--------------------------------------------------------------------------------------------------------------------------------
Income before change in accounting
 method and extraordinary item                                                        86,365             81,061              658
Extraordinary charge - net of tax                                                         --            (3,043)               --
Cumulative effect on prior years of
 accounting change - net of tax                                                      (9,984)                 --               --
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                            76,381             78,018              658
Dividend requirement for preferred stock                                              13,177             22,875           22,313
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                                         $63,204            $55,143        $(21,655)
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK Primary:
Operations                                                                             $2.54              $2.18           $(.82)
Extraordinary charge - net of tax                                                         --              (.11)               --
Cumulative effect of change in accounting principle-net of tax                         (.35)                 --               --
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Net          $2.19              $2.07           $(.82)
--------------------------------------------------------------------------------------------------------------------------------
FULLY DILUTED:
Operations                                                                             $2.14              $1.79           $(.82)
Extraordinary charge - net of tax                                                         --              (.06)               --
Cumulative effect of change in accounting principle-net of tax                         (.25)                 --               --
--------------------------------------------------------------------------------------------------------------------------------
         Net                                                                           $1.89              $1.73           $(.82)
--------------------------------------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WHX CORPORATION


----------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET (IN THOUSANDS)
----------------------------------------------------------------------------------------------------
DECEMBER 31,                                                          1995                 1996
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $43,006              $35,020
   Short term investments                                            396,487              447,562
   Trade receivables, less allowances for doubtful
     accounts of $1,169 and $1,149                                    54,095               25,805
   Inventories                                                       285,871              215,402
   Prepaid expenses and deferred charges                              18,190               13,942
-------------------------------------------------------------------------------------------------
             Total current assets                                    797,649              737,731
Investment in associated companies                                    53,168               77,403
Property, plant and equipment, at cost less
  accumulated depreciation and amortization                          793,319              755,412
Deferred income taxes                                                103,098              100,157
Deferred charges and other assets                                     49,233               48,076
-------------------------------------------------------------------------------------------------
                                                                  $1,796,467           $1,718,779
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade payables                                                   $110,182              $59,477
   Short term debt                                                        --               70,223
   Payroll and employee benefits                                      72,869               57,094
   Federal, state and local taxes                                      9,535                9,120
   Deferred income taxes - current                                    39,645               30,649
   Interest and other                                                 20,496               16,876
   Long-term debt due in one year                                      3,877                2,336
-------------------------------------------------------------------------------------------------
             Total current liabilities                               256,604              245,775
Long-term debt                                                       285,676              268,198
Employee benefit liabilities                                         434,216              435,502
Other liabilities                                                     45,178               49,096
--------------------------------------------------------------------------------------------------
                                                                   1,021,674              998,571
--------------------------------------------------------------------------------------------------
Redeemable common stock - 444 shares and 411 shares                    6,388                5,771
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock - $.10 par value; authorized 10,000 shares;
     issued and outstanding: 6,500 shares and 6,137 shares               650                  614
   Common stock $0.01 par value; authorized 60,000 shares;
     issued and outstanding 25,568 and 24,328 shares                     256                  245
   Unrealized gain on securities - available for sale                  1,130                   --
   Additional paid-in capital                                        710,471              658,123
   Treasury stock-2,025 shares and 157 shares                       (22,594)              (1,382)
   Accumulated earnings                                               78,492               56,837
-------------------------------------------------------------------------------------------------
                                                                     768,405              714,437
--------------------------------------------------------------------------------------------------
                                                                  $1,796,467           $1,718,779
--------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WHX CORPORATION


--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
Year Ended December 31                                              1994*            1995*             1996
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $76,381          $78,018              $658
Items not affecting cash from operating activities:
    Depreciation and amortization                                   61,514           67,912            69,287
    Other postretirement benefits                                   13,651            5,522             3,505
    Coal retirees' medical benefits (net of tax)                        --            3,043                --
    Cumulative effect of accounting change (net of tax)              9,984               --                --
    Deferred income tax                                             19,788            6,416           (6,055)
    (Gain) loss on sale of assets                                       --          (7,507)             1,541
    Equity (income) in affiliated companies                        (5,680)          (4,845)           (9,496)
Decrease (increase) in working capital elements:
    Trade receivables                                             (29,674)           47,725            50,290
    Inventories                                                   (21,599)          (1,336)            70,469
    Short term investments-trading                                (98,280)         (20,443)          (60,125)
    Investment account borrowings                                       --               --            68,841
    Other current assets                                           (3,411)          (5,585)             4,248
    Other current liabilities                                        4,181         (23,557)          (70,467)
Other items - net                                                 (14,697)         (10,519)             4,112
--------------------------------------------------------------------------------------------------------------
Net cash flow provided by operating activities                      12,158          134,844           126,808
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant additions and improvements                               (82,020)         (83,282)          (35,436)
   Short term investments - available for sale                    (16,041)           10,190             7,920
   WP Radio Corp. investment                                      (15,483)               --                --
   Unimast, Incorporated investment                                     --         (27,500)                --
   Other investments                                              (12,500)          (7,353)          (17,240)
   Proceeds from sales of assets                                        --           44,762             2,785
   Dividends from affiliated companies                               2,500            2,500             2,500
--------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (123,544)         (60,683)          (39,471)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt proceeds                                             --            1,079               400
    Preferred stock issuances                                      169,750               --                --
    Long-term debt retirement                                     (56,526)         (24,508)          (15,246)
    Receivables securitization proceeds (payments)                  45,000           22,000          (22,000)
    Letter of credit collateralization                            (28,279)            1,094               384
    Short-term borrowings (payments)                                    --            (510)             1,382
    Proceeds from warrants exercised                                 2,635            2,173             5,170
    Common stock purchases                                              --         (22,594)          (27,556)
    Preferred stock purchases                                           --               --          (15,002)
    Preferred stock dividends                                     (13,177)         (22,875)          (22,313)
    Redemption of equity issues                                      (589)            (438)             (542)
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                118,814         (44,579)          (95,323)
-------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     7,428           29,582           (7,986)
Cash and cash equivalents at beginning of year                       5,996           13,424            43,006
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $13,424          $43,006           $35,020
-------------------------------------------------------------------------------------------------------------

*RECLASSIFIED FOR COMPARABILITY.

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

BUSINESS SEGMENT

         The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company's products include hot rolled and cold rolled sheet, and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, culvert, bridge form, steel framing and related accessories and other products used primarily by the construction, highway and agricultural markets.

         Through an extensive mix of products, the Company markets to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 40% of its net sales in 1994, 33.3% in 1995 and 30.6% in 1996. Wheeling-Nisshin was the only customer to account for more than 10% of net sales. Wheeling-Nisshin accounted for 15.5%, 13.8% and 11.5% of net sales in 1994, 1995, and 1996, respectively. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley.

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

PROPERTY, PLANT AND EQUIPMENT

         Depreciation is computed on the straight line and the modified units of production methods for financial statement purposes and accelerated methods for income tax purposes. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Capitalized interest cost is amortized on the same basis as the related depreciation.

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

STOCK-BASED COMPENSATION

         During 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation." Pursuant to the provisions of SFAS 123, the Company continues to account for stock-based compensation under Accounting Principle Board No. 25, "Accounting for Stock Issued to Employees."

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

NOTE A -- REORGANIZATION

         The Company and its subsidiaries were reorganized into a new holding company structure ("Corporate Reorganization") in July 1994. The majority of the steel-related business of the Company (including Wheeling-Pittsburgh Steel Corporation ("WPSC") continues to be owned by Wheeling-Pittsburgh Corporation ("WPC") and the other businesses and assets of the Company, including Unimast, Inc. are owned by WHX Corporation ("WHX"). Pursuant to the reorganization, WPC became a wholly-owned subsidiary of WHX. WHX, the new holding company, is the publicly held issuer for all of the Common Stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock of the Company presently outstanding. In addition, WHX guaranteed the Company's outstanding 93/8% Senior Notes due 2003 and 12 1/4% First Mortgage Notes due 2000. The merger was accounted for as a reorganization of entities under common control. On the merger date, WHX Corporation had the same consolidated net worth as the Company and its subsidiaries prior to the merger.

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

NOTE B -- UNIMAST ACQUISITION

         On March 31, 1995, the Company completed the purchase of all of the outstanding stock of Unimast. The purchase price to the Company was $27.5 million cash, plus the assumption of liabilities totaling $35.0 million, including long term debt of $19.7 million. The acquisition was accounted for as a purchase. Goodwill amounting to $4.6 million was recorded in connection with this acquisition and is being amortized over 15 years. The Consolidated Statement of Income includes the results of operations of Unimast since its acquisition.

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

         As of December 31, 1996, $117.6 million of fully vested funds are held in trust for benefits earned under the hourly defined contribution pension plans and $28.6 million is held in trust for fully vested benefits earned under the salaried employees defined contribution plans. As of December 31, 1996, approximately 43% of the assets of the hourly pension plans was in fixed income investments and 57% in equity investments; approximately 47% of the assets of the salaried pension plan was in fixed income investments and 53% in equity investments. All plan assets are invested by professional investment managers. Pension provisions charged against income were $10.5 million, $10.8 million and $9.3 million in 1994, 1995, and 1996 respectively.

         Effective January 1, 1994 the Company began matching salaried employee contributions to the 401(K) plan with shares of the Company's Common Stock. The Company matches 50% of the employees contributions. The employer contribution is limited to a maximum of 3% of an employee's salary. At December 31, 1994, 1995 and 1996, the 401(K) plan held 32,851 shares, 115,151 shares and 190,111 shares of the Company's Common Stock, respectively.

POSTEMPLOYMENT BENEFITS

         The Company adopted SFAS 112 as of January 1, 1994. SFAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers' compensation. The Company recorded a charge of $12.2 million ($10.0 million net of tax) in 1994 as a result of the cumulative effect on prior years of adoption of SFAS 112. The assumed discount rate used to measure the benefit liability was 8% at December 31, 1994 and 7.5% at December 31, 1995 and 1996.

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

         The Company  accounts for these  benefits in  accordance  with SFAS No.
106. The cost of postretirement medical and life benefits for eligible employees are accrued during the employee's service period through the date the employee reaches full benefit eligibility. The Company defers and amortizes recognition of changes to the unfunded obligation that arise from the effects of current actuarial gains and losses and the effects of changes in assumptions. The Company funds the plans as current benefit obligations are paid. Additionally, in 1994 the Company began funding a qualified trust in accordance with the collective bargaining agreement effective March 1, 1994. The following table
sets  forth  the  reconciliation  of  the  Accumulated   Postretirement  Benefit
Obligation ("APBO") to the accrued obligation included in the Company's consolidated balance sheet at December 31, 1995 and 1996.
                                                          December 31,
                                                   --------------------------
                                                   1995                 1996
                                                   ----                 ----
                                                     (Dollars in Thousands)
Active employees not eligible for retirement      $90,428            $85,030
Active employees eligible to retire                66,581             68,300
Retirees and beneficiaries                        230,788            208,011
                                                 --------            -------
Accumulated postretirement benefit obligation     387,797            361,341
Plan assets at fair market value                    9,046             13,010
                                                 --------            -------
Obligations in excess of plan assets              378,751            348,331
Unrecognized prior service cost                     2,060              1,806
Unamortized gain                                   33,482             64,303
                                                 --------            -------
Accrued postretirement benefit obligation        $414,293            414,440
                                                 ========            =======

         At December 31, 1996 plan assets consisted primarily of short term corporate notes.

         The following table sets forth the components of the recorded net periodic postretirement benefit costs.
                                                     December 31,
                                            -------------------------------
                                               1994       1995       1996
                                               ----       ----       ----
                                                 (Dollars in Thousands)
Net periodic postretirement benefit cost:
   Service cost                             $ 5,322     $ 3,563    $  3,953
   Interest cost                             27,991      26,757      23,982
   Other                                       (500)     (3,570)     (3,888)
                                            -------     -------     -------
         Total                              $32,813     $26,750     $24,047
                                            =======     =======     =======



Assumptions:
  Discount rate                               8.0%        7.0%        7.0%
  Health care cost trend rate                10.5%       10.0%        9.5%
  Return on assets                            8.0%        8.0%        8.0%

         For measurement purposes, medical costs are assumed to increase at annual rates as stated above and declining gradually to 4.5% in 2004 and beyond. The health care cost trend rate assumption has significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate in each year would result in approximate increases in the accumulated postretirement benefit obligation of $47.7 million, and net periodic benefit cost of $4.3 million.

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT

         The Coal Industry Retiree Health Benefit Act of 1992 (the "Act") created a new United Mine Workers of America postretirement medical and death benefit plan to replace two existing plans which had developed significant deficits. The Act assigns companies the remaining benefit obligations for former employees and beneficiaries, and a pro rata allocation of benefits related to unassigned beneficiaries ("orphans"). The Company's obligation under the Act related to its previous and present ownership of coal mining operations had been estimated at $14.3 million (based on preliminary assignment of retirees by the Social Security Administration ("SSA")) and recorded as an extraordinary charge in 1993. The Company reduced this liability in 1994 by $2.4 million to reflect current premium payments, reductions in the number of assigned former employees and beneficiaries and a lower anticipated health care cost trend rate.

         In 1995 the SSA assigned an additional 379 retirees and 130 orphans to the Company. The Company's obligation under the Act had been estimated as an additional $18.2 million. Based on the information obtained over the past three years the Company believed the liability had been reasonably determined and valued the liability at its net present value using a 7.5% discount rate. After discounting the liability to present value, the net charge to income in 1995 totaled $3.0 million. At December 31, 1996 the actuarialy determined accrued liability totaled $10.9 million, covering 572 assigned retirees and dependents.

NOTE D -- INCOME TAXES

                                                         YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                    1994        1995              1996
                                                    ----        ----              ----
                                                          (Dollars in Thousands)
INCOME TAXES BEFORE EXTRAORDINARY ITEMS
Current
  Federal tax provision                           $24,125         $11,600          $2,065
  State tax provision                               1,197             998             400
                                                  -------         -------          ------
Total income taxes current                         25,322          12,598           2,465
                                                  -------          ------           -----
Deferred
  Federal tax provision (benefit)                 (20,750)        (35,684)         (6,572)
  Pre-reorganization tax benefits
     recorded directly to equity                   19,788          42,100             --
                                                  -------         -------      ----------
Income tax provision (benefit)                    $24,360         $19,014        $(4,107)
                                                  =======         =======        ========

TOTAL INCOME TAXES
Current
  Federal tax provision                           $24,125         $11,600         $2,065
  State tax provision                               1,197             998            400
                                                  -------         -------         ------
Total income taxes current                         25,322          12,598          2,465
                                                  -------          ------         ------
Deferred
  Federal tax provision (benefit)                 (20,750)        (37,322)        (6,572)
  Pre-reorganization tax benefits
     recorded directly to equity                   17,596          42,100            --
                                                 --------         -------      ----------
Income tax provision (benefit)                   $ 22,168         $17,376        $(4,107)
                                                 ========         =======        ========

COMPONENTS OF TOTAL INCOME TAXES

Operations                                        $24,360         $19,014        $(4,107)
Extraordinary items                                (2,192)         (1,638)           --
                                                 --------         -------       ---------
Income tax provision (benefit)                   $ 22,168         $17,376        $(4,107)
                                                 ========         =======        ========

         Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The type of differences that give rise to deferred income tax liabilities or assets are shown in the following table:

DEFERRED INCOME TAX SOURCES

                                                                                         1995            1996
                                                                                         ----            ----
                                                                                         (Dollars in Thousands)
     ASSETS
     Postretirement and postemployment employee benefits                                  $ 147.9          $ 147.1
     Operating loss carryforward (expiring in 2005 to 2008)                                   9.8              8.0
     Minimum tax credit carryforwards (indefinite carryforward)                              47.1             49.5
     Provision for expenses and losses                                                       38.1             43.3
     Leasing activities                                                                      26.4             25.2
     State income taxes                                                                       6.0              6.0
     Miscellaneous other                                                                     10.3             10.5
                                                                                        ---------        ---------
            DEFERRED TAX ASSETS                                                           $ 285.6          $ 289.6
                                                                                          -------          -------
     LIABILITIES
     Property plant and equipment                                                        $(153.3)         $(158.8)
     Inventory                                                                             (43.3)           (35.5)
     State income taxes                                                                     (4.9)            (4.9)
     Miscellaneous other                                                                     (.7)             (.9)
                                                                                       ---------         ---------
            DEFERRED TAX LIABILITY                                                       $(202.2)         $(200.1)
     Valuation Allowance                                                                   (20.0)           (20.0)
                                                                                        --------          --------
     DEFERRED INCOME TAX ASSET - NET                                                      $  63.4          $  69.5
                                                                                          =======          =======

         As of December 31, 1996, for financial statement reporting purposes a balance of approximately $29 million of prereorganization tax benefits exist. These benefits will be reported as a direct addition to equity as they are recognized. In 1995 tax benefits of $42.1 million were recognized as a direct addition to equity. The decrease in the valuation allowance in 1995 reflects the recognition of these tax benefits. No prereorganization tax benefits were recognized in 1996.

         During 1994, the Company  experienced an ownership change as defined by
Section 382 of the Internal Revenue Code. As the result of this event, the Company will be limited in its ability to use net operating loss carryforwards and certain other tax attributes to reduce subsequent tax liabilities. The amount of taxable income that can be offset by pre-change tax attributes in any annual period is limited to approximately $32 million.

         Total federal and state income taxes paid in 1994, 1995 and 1996 were $1.8 million, $18.0 million and $3.5 million, respectively.

         Federal tax returns have been examined by the Internal Revenue Service ("IRS") through 1987. The statute of limitations has expired for years through 1992; however, the IRS can review prior years to adjust any NOL's incurred in such years and carried forward to offset income in subsequent open years. Management believes it has adequately provided for all taxes on income.

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:



                                                                     1994         1995          1996
                                                                     ----         ----          ----
                                                                         (Dollars in thousands)
Income (loss) before taxes, extraordinary item
  and accounting change                                             $110,725    $100,075       $(3,449)
                                                                    ========    ========      ========
Tax provision (benefit) at statutory rate                           $38,754     $ 35,026       $(1,207)
Increase (reduction) in tax due to:
  Percentage depletion                                                (673)         (973)       (1,027)
  Equity earnings                                                   (1,423)       (1,288)       (2,408)
  State income tax net of federal effect                             2,850         1,624           260
  Alternative minimum tax rate differential                        (14,532)   -      --             --
  Reduction in valuation allowance net of equity adjustment                      (16,300)           --
  Other miscellaneous                                                 (616)          925           275
                                                                   -------       -------       --------
Tax provision (benefit)                                            $24,360       $19,014       $(4,107)
                                                                   =======       =======       ========


NOTE E--SHORT TERM INVESTMENTS

The composition of the Company's short term investments are as follows:


                                                                    1995              1996
                                                                    ----              ----
Trading Securities:                                                 (Dollars in thousands)
  U. S. Treasury Securities                                       $362,373          $402,125
  U. S. Government Agency Mortgage Backed Obligations               12,330            40,013
  Other 14,865            5,424
Available-for-sale securities:
  Equities                                                           6,919                --
                                                                  --------          --------
                                                                  $396,487          $447,562
                                                                  ========          ========


         These investments are subject to price volatility associated with any interest bearing instrument. Fluctuations in general interest rates effect the value of these investments.

         The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance. At December 31, 1995 unrealized holding gains on available- for-sale securities of $1.1 million were reported as a separate component of stockholder's equity. No available-for-sale securities were held at December 31, 1996. Net unrealized holding gains and losses on trading securities included in net income for 1995 and 1996 were $8.7 million gain and $10.0 million loss, respectively. At December 31, 1996 the Company had short term margin borrowings of $68.8 million related to the short term investments. There were no short term borrowings at December 31, 1995.

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

NOTE F -- INVENTORIES
                                              December 31,
                                   -------------------------------------
                                       1995                   1996
                                       ----                   ----
                                         (Dollars in Thousands)
Finished products                     $69,125               $66,694
In-process                            119,302                59,984
Raw materials                          75,837                80,147
Other materials and supplies           29,823                19,476
                                     --------              --------
                                      294,087               226,301
LIFO reserve                          (8,216)              (10,899)
                                     $285,871              $215,402
                                     ========              ========

         During 1995 and 1996, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories, the effect of which increased income by approximately $.8 million in 1995, and decreased income by approximately $1.2 million in 1996.

NOTE G -- PROPERTY, PLANT AND EQUIPMENT
                                                    December 31,
                                       -----------------------------------
                                          1995                      1996
                                          ----                      ----
                                           (Dollars in Thousands)
Land and mineral properties                $27,001                 $26,380
Buildings, machinery and equipment       1,026,886               1,053,237
Construction in progress                    20,831                  18,839
                                         ---------               ---------
                                         1,074,718               1,098,456

Accumulated depreciation and
  amortization                             281,399                 343,044
                                         ---------               ---------
                                          $793,319                $755,412
                                         =========               =========


         The Company utilizes the modified units of production method of depreciation which recognizes that the depreciation of steelmaking machinery is related to the physical wear of the equipment as well as a time factor. The modified units of production method provides for straight line depreciation charges modified (adjusted) by the level of raw steel production. In 1995 and 1996 depreciation under the modified units of production method was $4.9 million or 9.6% and $7.6 million or 13.4%, respectively, less than straight line depreciation. The 1996 reduction in depreciation primarily reflects the work stoppage which began October 1, 1996 and continued through year end.

NOTE H -- LONG-TERM DEBT
                                                       December 31,
                                              ----------------------------------
                                               1995                     1996
                                               ----                     ----
                                                  (Dollars in Thousands)
Senior Unsecured Notes due 2003, 93/8%(1)    $270,328                $266,155
First Mortgage Notes due 2000, 12 1/4%(1)       9,458                      --
IRS pension tax note due 1997,8%:(1)            3,667                   1,833
Obligation to PBGC due 1997, 8%(1)              3,565                      --
Other                                           2,535                   2,546
                                             --------                --------
                                              289,553                 270,534
Less portion due within one year                3,877                   2,336
                                             --------                --------
         Total Long-Term Debt (2)            $285,676                $268,198
                                             ========                ========

(1)      WPC debt guaranteed by WHX.  See Note N.

(2) The fair value of long-term debt at December 31, 1995 and December 31, 1996 was $277.4 million and $270.2 million, respectively. Fair value of long-term debt is estimated based on trading in the public market.

         Long-term  debt  maturing in each of the next five years is as follows:
         1997, $2,336; 1998, $467; 1999, $474; 2000, $472 and 2001, $310.

         A summary of the financial agreements at December 31, 1996 follows:

REVOLVING CREDIT FACILITY:

         On December 28, 1995, WPSC entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes up to $125 million and a $35 million sub-limit for Letters of Credit.

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

         Borrowings are secured primarily by 100% of the eligible inventory of WPSC, Pittsburgh- Canfield Corporation, Wheeling Construction Products, Inc. and Unimast, and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distribution of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. There are no borrowings or letters of credit outstanding against the RCF at December 31, 1996. Due to the prolonged and continuing work stoppage by the USWA, the Company negotiated an amendment to certain of the RCF's covenants to provide the Company with additional flexibility during the current business situation.

         In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At December 31, 1996 letters of credit totaling $25.5 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

FIRST MORTGAGE NOTES:

         In November 1991 the Company completed an offering of $175.0 million of 12 1/4% First Mortgage Notes. The First Mortgage Notes were redeemable, in whole or in part, at the option of the Company, on or after November 15, 1996, at specified redemption prices plus accrued interest. Pursuant to an October 1993 offer to repurchase by the Company, $165.5 million aggregate principal amount of First Mortgage Notes were tendered and accepted for payment by the Company. In November 1996 the Company redeemed the remaining $8.1 million First Mortgage Notes outstanding.

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

INTEREST COST

         Aggregate interest costs on long-term debt and amounts capitalized during the three years ended December 31, 1996, are as follows:

                                                   1994                1995                   1996
                                                   ----                ----                   ----
                                                           (Dollars in Thousands)
Aggregate interest expense on long-term debt      $30,957             $29,192               $28,463
Less:  Capitalized interest                         8,376               6,362                 2,500
                                                  -------            --------              --------
Interest expense                                  $22,581             $22,830               $25,963
                                                  =======             =======               =======
Interest paid                                     $28,906             $27,873               $27,660
                                                  =======             =======               =======

NOTE I -- STOCKHOLDERS' EQUITY

         The authorized capital stock of WHX consists of 60,000,000 shares of Common Stock, $.01 par value, of which 24,738,604 shares (including redeemable Common Stock, but excluding 156,900 shares of Treasury Stock), were outstanding as of December 31, 1996, and 10,000,000 shares of Preferred Stock, $0.10 par value, of which 2,925,000 shares of Series A Convertible Preferred Stock and 3,211,600 shares of Series B Convertible Preferred Stock were outstanding as of December 31, 1996. In 1995 and 1996, the Company purchased 2,025,000 shares and 2,940,316 shares, respectively, of Common Stock on the open market.

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

         The Series A Convertible Preferred Stock was not redeemable prior to July 1, 1996. On and after such date, the Series A Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, for cash, initially at $52.275 per share and thereafter at prices declining ratably to $50.00 per share on and after July 1, 2003, plus in each case accrued and unpaid dividends to the redemption date. The Series A Convertible Preferred Stock is not entitled to the benefit of any sinking fund. In 1996, the Company purchased and retired 75,000 shares of Series A Convertible Preferred Stock on the open market.

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

         The Series B Convertible Preferred Stock is not redeemable prior to October 1, 1997. On and after such date, the Series B Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, for cash, initially at $52.625 per share and thereafter at prices declining ratably to $50.00 per share on and after October 1, 2004, plus in each case accrued and unpaid dividends to the redemption date. The Series B Convertible Preferred Stock is not entitled to the benefit of any sinking fund. In 1996 the Company purchased and retired 288,400 shares of Series B Convertible Preferred Stock on the open market.

REDEEMABLE COMMON STOCK

         Certain present and former employees of the Company were issued preferred shares of the Company prior to the Chapter 11 proceeding of the Company's predecessor in exchange for wage and salary concessions. Such preferred shares were exchanged for 1,279,935 shares of Common Stock under the Chapter 11 Plan of Reorganization, which shares were issued to an Employee Stock Ownership Plan ("ESOP") on such employees' behalf. Beneficial owners of such shares who were active employees on August 15, 1990 and who have either retired, died or become disabled, or who reach 30 years of service, may sell their Common Stock to the Company at a price of $15 or, upon qualified retirement, $20 per share. These contingent obligations are expected to extend over many years, as participants in the ESOP satisfy the criteria for selling shares to the Company. In addition, each beneficiary can direct the ESOP to sell any or all of its Common Stock into the public markets at any time; provided, however, that the ESOP will not on any day sell in the public markets more than 20% of the number of shares of Common Stock traded during the previous day. As of December 31, 1996, 410,559 shares of such Common Stock remained outstanding.

         Changes in capital accounts are as follows:

           (Dollars and shares in thousands)


                                                                                                                        Capital in
                                                                                                           Accumulated  Excess of
                                                                Convertible              Treasury           Earnings       Par
                                            Common Stock         Preferred                 Stock            (Deficit)     Value
                                         Shares    Amount       Shares   Amount      Shares      Amount     ---------   ---------
                                         ------    ------       ------   ------      ------      ------
Balance January 1, 1994                  26,541       265        3,000      300          --          --       (39,855)    471,572
EIP shares sold                              97         2           --       --          --          --            --       2,414
Stock options exercised                     144         1           --       --          --          --            --       1,076
Warrants exercised                          414         4           --       --          --          --            --       2,627
401K contribution                            33        --           --       --          --          --            --         574
Preferred stock sold                         --        --        3,500      350          --          --            --     169,043
Pre-reorg. tax benefits                      --        --           --                 ----          --            --      17,599
Preferred dividends                          --        --           --       --          --          --      (13,177)          --
Net Income                                     --      --           --       --          --          --        76,381          --
                                         --------   -----        -----    -----       -----       -----        ------   ----------
Balance December 31, 1994                27,229       272        6,500      650          --          --        23,349     664,905
                                         ------       ---        -----    -----       -----       -----        ------     -------
EIP shares sold                               4        --           --       --          --          --            --          57
Stock options exercised                      24        --           --       --          --          --            --         191
Warrants exercised                           64         1           --       --          --          --            --         406
401K contribution                            84         1           --       --          --          --            --         952
Purchase of treasury stock               (2,025)     (20)           --       --       2,025    (22,594)            --          --
Acquisition of Namasco assets               188         2           --       --          --          --            --       1,998
Financing costs                              --        --           --       --          --          --            --        (138)
Pre-reorg. tax benefits                      --        --           --       --          --          --            --      42,100
Preferred dividends                          --        --           --       --          --          --      (22,875)          --
Net Income                                    --       --           --       --          --          --        78,018          --
                                         -------   ------       ------   ------      ------      ------        ------   ---------
Balance December 31, 1995                25,568       256        6,500      650       2,025    (22,594)        78,492     710,471
                                         ------       ---        -----      ---       -----    -------         ------     -------
EIP shares sold                               5        --           --       --          --          --            --          75
Stock options exercised                     124         1           --       --          --          --            --         947
Warrants exercised                        1,477        15           --       --          --          --            --       9,377
401K contribution                            94         1           --       --          --          --            --         960
Purchase of treasury stock               (2,940)     (19)           --       --       2,940    (27,537)            --          --
Retirement of treasury stock                 --       (9)           --       --     (4,808)      48,749            --     (48,741)
Retirement of preferred stock                --        --        (363)     (36)          --          --            --     (14,966)
Preferred dividends                          --        --           --       --          --          --      (22,313)          --
Net Income                                    --       --           --       --          --          --           658          --
                                         -------   ------       ------   ------       -----    --------      --------   ---------
Balance December 31, 1996                24,328      $245        6,137     $614         157    $(1,382)       $56,837    $658,123
                                         ======    ======       ======   ======       =====    =======        =======    ========

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

          A Summary of the Option Plans:

                                                    Number of Options
                                                    -----------------
                                            1991          D & O          WPN        OPTION PRICE WEIGHTED AVERAGE
                                            Plan          Plan         Grants         Or Range     Option Price
                                            ----          ----         ------         --------     ------------

          Balance 1/1/94                  859,938        164,000     1,000,000                          9.512
               Granted                    526,250         60,000            --       14.625-15.125     14.676
               Cancelled                  (17,197)            --            --          14.625         14.090
               Exercised                 (143,072)            --            --        6.125-8.750       7.479
                                        ---------      ---------  ------------

          Balance 12/31/94              1,225,919        224,000     1,000,000                         10.897
               Granted                         --         68,000            --           11.00         11.000
               Cancelled                  (43,328)            --            --       6.125-14.625       9.733
               Exercised                  (24,174)            --            --        6.125-8.750       7.913
                                         --------     ----------  ------------

          Balance 12/31/95              1,158,417        292,000     1,000,000                         10.949
               Granted                     23,000         34,000            --        9.875-13.50      11.226
               Cancelled                   (8,423)            --            --       8.750-14.625      14.317
               Exercised                 (123,664)            --            --        6.125-8.75        7.667
                                        ---------     ----------  ------------
          Balance 12/31/96              1,049,330        326,000     1,000,000                         11.054
                                        ---------       --------     ---------

Options outstanding at December 31, 1996 which are exercisable totaled 2,101,294 and have a weighted average option price of $10.75.

      In 1996 the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, and elected to continue to account for such compensation under the provisions of APB 25. Therefore, no compensation costs have been recognized for the stock option plans. Had the Company elected to account for stock-based compensation under the provisions of SFAS No. 123, the effect on net income and earnings per share would not be material.

EARNINGS PER SHARE

      The computation of primary earnings per common share is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options and warrants. The computation of fully diluted earnings per common share in 1994 and 1995 further assumes the conversion of preferred shares. In 1996 the conversion of preferred shares would have had an anti-dilutive effect.
The shares used in the computation were as follows:

                               Year Ended December 31,
                       1994              1995              1996
                       ----              ----              ----

Primary             28,833,470        26,661,324        26,287,379
Fully diluted       40,447,035        45,189,784        43,837,725

NOTE J -- COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

      The Company, as well as other steel companies, is subject to demanding environmental standards imposed by Federal, state and local environmental laws and regulations. For 1994, 1995, and 1996 aggregate capital expenditures for environmental control projects totaled approximately $8.7 million, $5.9 million and $6.8 million, respectively. In 1994, 1995 and 1996 the Company paid $.6 million, $.1 million and $.5 million, respectively, in civil penalties from previously established reserves. Based upon the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance costs, including the incurrence of any additional fines and penalties relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company.

      The Company is currently funding its share of remediation costs of certain hazardous wastes sites. The Company believes that these remediation costs are not significant and will not be significant in the foreseeable future. The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statues at seven waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1 million and $4 million. At four other sites the costs are estimated to aggregate up to $700,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on its financial condition or results of operations. Non-current accrued environmental liabilities totaled $7.3 million and $7.8 million at December 31, 1995 and December 31, 1996, respectively. These accruals were first determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

COLLECTIVE BARGAINING AGREEMENT

      The Company's labor agreement with the USWA expired on October 1, 1996. The Company and union were unable to agree on terms of a new labor agreement. The USWA is picketing eight plants located in Ohio, Pennsylvania and West Virginia. No steel products are being produced at or shipped from these facilities. A prolonged work stoppage will have a material adverse effect on the financial condition and results of operations of the Company. Approximately 70% of the Company workforce are covered by the collective bargaining agreement.

NOTE K -- RELATED PARTY TRANSACTION

      The Chairman of the Board of the Company is the President and sole shareholder of WPN Corp. Pursuant to a management agreement effective as of January 3, 1991, as amended January 1, 1993 and April 11, 1994, approved by a majority of the disinterested directors of the Company, WPN Corp. provides certain financial, management advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. Such services include, among others, identification, evaluation and negotiation of acquisitions, responsibility for financing matters for the Company and its subsidiaries, review of annual and quarterly budgets, supervision and administration, as appropriate, of all the Company's accounting and financial functions and review and supervision of reporting obligations under Federal and state securities laws. In exchange for such services, WPN Corp. received a fixed monthly fee of $458,333 in 1995 and 1996. The Management Agreement has a two year term and is renewable automatically for successive one year periods, unless terminated by either party upon 60 days' prior written notice.

NOTE L --- OTHER INCOME
                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                    1994              1995              1996
                                    ----              ----              ----
                                             (Dollars in Thousands)
Interest and investment income     $12,483           $37,571           $19,660
Equity income                        5,367             4,845             9,495
Sale of WP Radio assets                 --             6,718                --
Receivables securitization fees     (1,301)           (4,283)           (4,934)
Other, net                           1,376             2,288             1,753
                                   -------          ---------          --------
                                   $17,925           $47,139           $25,974
                                   =======           =======           =======

NOTE M -- SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION

      The  following  summarized   consolidated  financial  information  of  the
Company's major operating subsidiary, WPC, are being reported because WHX Corporation guarantees certain debt of WPC.


                                                                     Year Ended December 31,
                                                           ---------------------------------------------
                                                              1994          1995                   1996
                                                              ----          ----                   ----
INCOME DATA (DOLLARS IN THOUSANDS)
  Net sales                                                 $1,193,878      $1,267,869       $1,110,684
  Cost of products sold                                        980,044       1,059,622          988,161
  Depreciation                                                  61,094          65,760           66,125
  Selling, general and administrative expense                   70,089          61,741           54,903
                                                              --------       ---------       ----------
  Operating income                                              82,651          80,746            1,495
  Interest expense                                              22,581          22,431           25,885
  Other income                                                   6,731           3,234            9,216
  B&LE settlement                                               36,091              --               --
                                                              --------       ---------       ----------
  Income (loss) before tax and cumulative change in            102,892          61,549         (15,174)
     accounting and extraordinary item
  Tax provision (benefit)                                       21,173           3,030          (8,190)
                                                              --------        --------      ----------
  Income before cumulative change in accounting                 81,719          58,519          (6,984)
     and extraordinary items
  Cumulative effect of change in accounting
     principle (net of tax)                                     (9,984)            --               --
  Extraordinary item (net of tax)                                   --         (3,043)              --
                                                           -----------    -----------        ---------
  Net Income (Loss)                                          $  71,735       $  55,476       $  (6,984)
                                                           ===========    ============       =========

                                                                     Year Ended December 31,
                                                           ---------------------------------------------
                                                              1994                1995             1996
                                                              ----                ----             ----
  BALANCE SHEET DATA (DOLLARS IN THOUSANDS)
  ASSETS
     Current assets                                         $  393,245      $  379,651       $  267,434
     Non-current assets                                        873,127         960,384          976,757
                                                           -----------     -----------      -----------
  Total Assets                                              $1,266,372      $1,340,035       $1,244,191
                                                            ==========      ==========       ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities                                      $251,332       $ 231,852        $ 158,412
     Non-current liabilities                                   769,256         764,412          748,993
     Stockholder's equity                                      245,784         343,771          336,786
                                                           -----------     -----------      -----------
  Total Liabilities and Stockholders' Equity                $1,266,372      $1,340,035       $1,244,191
                                                            ==========      ==========       ==========

NOTE N -- SALE OF RECEIVABLES

      In August 1994 Wheeling-Pittsburgh Funding, Inc. a special purpose wholly-owned subsidiary ("Funding") of WPSC, entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh Canfield Corporation. The agreement expires in August 1999. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 WPSC entered into an agreement to include the receivable generated by Unimast, in the pool of accounts receivable sold. Accounts receivable at December 31, 1995 and 1996 exclude $67 million and $45 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees of $4.3 million paid by the Company under this agreement were based upon a fixed rate set on the date the initial $45 million of receivables were sold and variable rates on subsequent sales that range from 5.76% to 8.25% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial. However, if the strike by the USWA continues the Company may not be able to generate sufficient trade accounts receivable to maintain the receivables securitization agreements. If the securitization agreements are terminated, collection of the sold receivables would be used to pay off the investors.

      In June 1996, the Financial Accounting Standards Board (FASB) approved SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and supersedes SFAS 77, "Reporting by Transferors for Transfers of Receivables with Recourse" which the Company had previously followed. SFAS 125 is effective after December 31, 1996. Based on the provisions of SFAS 125, the Company does not currently believe the effects of adoption of SFAS 125 will be material.

NOTE O  --  SEPARATE   FINANCIAL   STATEMENTS  OF  SUBSIDIARIES  NOT
            CONSOLIDATED AND 50 PERCENT OR LESS OWNED PERSONS.

      The Company owns 35.7% of Wheeling-Nisshin. Wheeling-Nisshin had total debt outstanding at December 31, 1995 and 1996 of approximately $36.7 millions and $25.3 million, respectively. The Company derived approximately 11.5% of its revenues from sale of steel to Wheeling-Nisshin. The Company received dividends of $2.5 million from Wheeling-Nisshin in 1996. Audited financial statements of Wheeling-Nisshin are presented under Item 14 because it is considered a significant subsidiary of the Company under SEC regulations.

NOTE P -- QUARTERLY INFORMATION (UNAUDITED)

      Financial results by quarter for the two fiscal years ended December 31, 1995 and 1996 are as follows:

                                                                                              Earnings (Loss)
                                                                                                 Per Share
                                            Gross                                Net              Before          Earnings
                           Net             Profit           Extraordinary      Income          Extraordinary       (Loss)
                          Sales             (Loss)             Charge          (Loss)             Charge         Per Share
                          -----             ------             ------          ------             ------         ---------

                                                   (Dollars, Except Per Share, in Thousands)
1995
  1st Quarter               $324,187         $63,125             --             $22,827                  $.61           $.61
  2nd Quarter                366,271          52,590             --              21,516                   .60            .60
  3rd Quarter                339,435          55,848             --              19,334                   .52            .52
  4th Quarter                334,721          45,152           (3,043)           14,341                   .44            .33

1996:
  1st Quarter                315,493          41,713             --               1,159                 (.17)          (.17)
  2nd Quarter                357,815          59,266             --              16,830                   .42            .42
  3rd Quarter                391,925          61,597             --              17,317                   .45            .45
  4th Quarter                167,462         (26,109)            --             (34,648)                (1.60)         (1.60)


                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the directors and executive officers of the Company required by the item is incorporated by reference to the information appearing under the heading "Election of Directors" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

ITEM 11.  MANAGEMENT REMUNERATION

      Incorporated by reference to the information appearing under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

      Incorporated by reference to the information appearing under the heading "Security Ownership" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference to the information appearing under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 2.  Audited Financial Statements of Wheeling-Nisshin, Inc.

        The following audited Financial Statements of Wheeling-Nisshin, Inc. are
        presented   because   Wheeling-Nisshin   is   considered  a  significant
        subsidiary as defined under SEC Regulations.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Wheeling-Nisshin, Inc.:

We have audited the accompanying balance sheets of Wheeling-Nisshin, Inc. (the Company) as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wheeling-Nisshin, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





Coopers & Lybrand LLP
Pittsburgh, Pennsylvania
February 14, 1997

                             Wheeling-Nisshin, Inc.
                                 Balance Sheets
                           December 31, 1995 and 1996
                             (Dollars in thousands)


                                                        ASSETS                     1995             1996
                                                                                   ----             ----
Current assets:
   Cash and cash equivalents                                                    $15,910          $19,017
   Investments                                                                       --           19,900
   Trade accounts receivable, net of allowance for bad debts of
        $250 in 1995 and 1996                                                    19,035           19,765
   Inventories (Note 3)                                                          18,766           22,233
   Deferred income taxes (Note 6)                                                 4,507            2,337
   Other current assets                                                             183              819
                                                                               --------        ---------
      Total current assets                                                       58,401           84,071

Property, plant and equipment, net (Notes 4 and 5)                              145,716          134,174

Debt issuance costs, net of accumulated amortization
   of $1,533 in 1995 and $1,617 in 1996                                             368              284
Other assets                                                                      1,004              851
                                                                               --------        ---------
      Total assets                                                             $205,489         $219,380
                                                                               ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               8,380           21,226
   Due to affiliates (Note 8)                                                     6,036               --
   Accrued interest                                                                 670              497
   Accrued income taxes                                                             767            3,183
   Other accrued liabilities                                                      3,402            3,388
   Accrued profit sharing                                                         5,546            6,505
   Current portion of long-term debt                                             11,361            6,828
                                                                                 ------          -------
      Total current liabilities                                                  36,162           41,627

Long-term debt, less current portion (Note 5)                                    25,315           18,487
Deferred income taxes (Note 6)                                                   23,423           24,116
                                                                                 ------          -------
      Total liabilities                                                          84,900           84,230
                                                                                 ------           ------

Contingencies (Note 9)

Shareholders' equity:
   Common stock, no par value; authorized, issued and
      outstanding, 7,000 shares                                                  71,588           71,588
   Retained earnings                                                             49,001           63,562
                                                                               --------          -------

      Total shareholders' equity                                                120,589          135,150
                                                                               --------         --------
         Total liabilities and shareholders' equity                            $205,489         $219,380
                                                                               ========         ========


The accompanying notes are an integral part of the financial statements.

                             Wheeling-Nisshin, Inc.
                               Statement of Income
              for the years ended December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                                                      1994          1995           1996
                                                      ----          ----           ----

Sales                                               $374,615      $391,577       $377,500

Cost of goods sold (Note 8)                          345,160       349,429        335,071
                                                     -------       -------        -------

          Gross profit                                29,455        42,148        42,429

Selling, general and administrative expenses           8,478        10,549          8,388
                                                    --------     ---------       --------

          Operating profit                            20,977        31,599         34,041
                                                    --------      --------       --------

Other income (expense):
     Interest and other income                         1,200         1,717         2,539
     Interest expense                                 (4,596)       (3,729)        (1,909)
                                                    ---------     --------       --------
                                                      (3,396)       (2,012)           630
                                                    ---------     --------       --------

          Income before income taxes                  17,581        29,587        34,671

Provision for income taxes (Note 6)                    7,160        11,538         13,110
                                                    --------      --------       --------

             Net income                            $  10,421     $  18,049       $  21,561
                                                   =========     =========       =========

Earnings per share                                 $    1.49     $    2.58       $   3.08
                                                   =========     =========       ========

                             Wheeling-Nisshin, Inc.
                        Statement of Shareholders' Equity
              for the years ended December 31, 1994, 1995 and 1996
                             (Dollars in thousands)

                                      Common      Retained
                                      Stock       Earnings       Total
                                      -----       --------       -----

Balance at December 31, 1993          $71,588       $34,531     $106,119

Net income                               --          10,421       10,421

Cash dividends ($1 per share)            --          (7,000)      (7,000)
                                       ------      --------     --------

Balance at December 31, 1994           71,588        37,952      109,540

Net income                               --          18,049       18,049

Cash dividends ($1 per share)            --          (7,000)      (7,000)
                                       ------      --------     --------

Balance at December 31, 1995           71,588        49,001      120,589

Net income                               --          21,561       21,561

Cash dividends ($1 per share)            --          (7,000)      (7,000)
                                       ------      --------     --------

Balance at December 31, 1996          $71,588       $63,562     $135,150
                                      =======       =======     ========

The accompanying notes are a integral part of the financial statements.

                             Wheeling-Nisshin, Inc.
                             Statement of Cash Flows
              for the years ended December 31, 1994, 1995 and 1996
                             (Dollars in thousands)


                                                                         1994            1995           1996
                                                                         ----            ----           ----

Cash flows from operating activities:
  Net income                                                       $  10,421        $  18,049      $  21,561
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                      14,666           16,210         12,952
   Loss on disposal of assets                                             12               --             --
   Deferred income taxes                                               4,300            5,449          5,330
   Net change in operating assets and liabilities:
     Increase in trade accounts receivable                            (2,053)            (602)          (730)
     (Increase) decrease in inventories                                7,433            5,161         (3,467)
     (Increase) decrease in prepaid and accrued income taxes           2,585            1,368            (51)
     Decrease (increase) in other assets                                (388)              42           (636)
     Increase in accounts payable                                      1,350              179         12,846
     (Decrease) increase in due to affiliates                          2,497          (25,233)        (6,036)
     (Decrease) increase in accrued interest                             165             (312)          (173)
     Increase in other accrued liabilities                               733            4,843            945
                                                                      ------         --------         ------

          Net cash provided by operating activities                   41,721           25,154         42,541
                                                                    --------         --------       --------

Cash flows from investing activities:
  Capital expenditures, net                                             (780)          (1,029)        (1,173)
  Purchase of investments, net                                         --               --           (19,900)
                                                                     -------          -------      ---------

          Net cash used in investing activities                         (780)          (1,029)       (21,073)
                                                                     --------        ---------     ----------

Cash flows from financing activities:
  Payments on long-term debt                                         (27,034)         (32,145)       (11,361)
  Payment of dividends                                                (7,000)          (7,000)        (7,000)
                                                                    --------         --------       --------

          Net cash used in financing activities                      (34,034)         (39,145)       (18,361)
                                                                   ---------          -------      ---------

Net increase (decrease) in cash and cash equivalents                   6,907          (15,020)         3,107

Cash and cash equivalents:
  Beginning of the year                                               24,023           30,930         15,910
                                                                    --------         --------       --------

  End of year                                                      $  30,930        $  15,910      $  19,017
                                                                   =========        =========      =========

Supplemental cash flow disclosures: Cash paid during the year for:
   Interest                                                        $   4,431        $   4,041      $   2,082
                                                                   =========        =========      =========

   Income taxes                                                    $   3,148        $   4,968      $   7,831
                                                                   =========        =========      =========

Supplemental schedule of noncash investing and
  financing activities:
  Acquisition of property, plant and equipment under
     capital lease obligations                                       --             $     290         --
                                                                 ===========        =========      =====


The accompanying notes are an integral part of the financial statements.

1.  DESCRIPTION OF BUSINESS:

    Wheeling-Nisshin, Inc. (the Company) is engaged in the production and marketing of galvanized and aluminized steel products at a manufacturing facility in Follansbee, West Virginia. Principally all of the Company's sales are to ten trading companies located primarily in the United States. The capital contribution for the formation of the Company was made by Nisshin Steel Co., Ltd. (Nisshin) and Wheeling-Pittsburgh Corporation (Wheeling-Pittsburgh). At December 31, 1996, Nisshin and Wheeling-Pittsburgh owned 64.3% and 35.7% of the outstanding common stock of the Company, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        USE OF ESTIMATES:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS:

        Cash and cash equivalents consist of general cash accounts and highly liquid debt instruments with maturities of three months or less when purchased. Substantially all of the Company's cash and cash equivalents are maintained at one financial institution. No collateral or other security is provided on these deposits, other than $100 of deposits insured by the Federal Deposit Insurance Corporation.

        INVESTMENTS:

        Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified as trading, held-to-maturity, or available-for-sale. The Company's investments, which consist of certificates of deposits and commercial paper, are classified as held-to-maturity and are recorded at cost which approximates fair value. The certificates of deposit amounted to $15,000 at December 31, 1996 and are maintained at one financial institution. The commercial paper amounted to $4,900 at December 31, 1996. The Company had no investments at December 31, 1995.

        INVENTORIES:

        Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

        PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment is stated at cost less accumulated depreciation and amortization.

        Major renewals and improvements are charged to the property accounts, while replacements, maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed. Upon disposition or retirement of property, plant and equipment, the cost and the related accumulated depreciation or amortization are removed from the accounts. Gains or losses on sales are reflected in earnings.

                             Wheeling-Nisshin, Inc.
                          Notes To Financial Statements
                             (Dollars in thousands)

        Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets.

        DEFERRED PRE-OPERATING COSTS:

        Certain costs directly related and incremental to the Company's second production line were deferred until commencement of commercial operations in March 1993. These costs, which were an integral part of the process of bringing the new line into commercial production and, therefore, benefited future periods, were being amortized using the straight-line method over a three-year period. In 1995, management determined that they had fully recovered the deferred pre-operating costs related to the new production line. Accordingly, the remaining unamortized cost at December 31, 1995 of $390 was charged to operations in 1995.

        DEBT ISSUANCE COSTS:

        Debt issuance costs associated with long-term debt secured to finance the construction of the Company's original manufacturing facility and the second production line were capitalized and are being amortized using the effective interest method over the term of the related debt.

        INCOME TAXES:

        The Company uses SFAS 109, "Accounting for Income Taxes" to recognize deferred tax liabilities and assets for the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        EARNINGS PER SHARE:

        Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period.

3.      INVENTORIES:

        Inventories consist of the following at December 31:

                                             1995             1996
                                             ----             ----

        Raw materials                      $  6,753         $ 10,645
        Finished goods                       12,013           11,588
                                           --------         --------

                                           $ 18,766         $ 22,233
                                           ========         ========

        Had the Company used the first-in, first-out (FIFO) method to value inventories, the cost of inventories would have been approximately $850 lower than the LIFO value at December 31, 1995 and $12 lower than the LIFO value at December 31, 1996.

                             Wheeling-Nisshin, Inc.
                          Notes To Financial Statements
                             (Dollars in thousands)

4.      PROPERTY, PLANT AND EQUIPMENT:

        Property, plant and equipment consists of the following at December 31:

                                                      1995             1996
                                                      ----             ----

        Buildings                                $  34,631         $ 34,665
        Land improvements                            3,098            3,097
        Machinery and equipment                    160,804          161,723
        Office equipment                             3,215            3,436
                                                  --------         --------
                                                   201,748          202,921

        Less accumulated depreciation
           and amortization                        (57,064)         (69,779)
                                                 ---------        ---------
                                                   144,684          133,142

        Land                                         1,032            1,032
                                                 ---------        ---------

                                                 $ 145,716        $ 134,174
                                                 =========        =========

Depreciation expense was approximately $12,765, $13,651 and $12,715 in 1994, 1995, and 1996, respectively.

5.      LONG-TERM DEBT:

        Long-term debt consists of the following at December 31:
                                                      1995             1996
                                                      ----             ----
        Industrial  revenue bonds for the original  production  facility,  which accrued interest at 5/8% over the LIBOR rate, as adjusted for periods ranging from three months to one year, as elected by the Company. The bonds, which were payable in semi-annual installments of $3,309 plus interest,
          were paid-off in September 1996.            $  4,544               --

        Industrial  revenue  bonds  for  the  second  production  line  accruing interest at 1/2% over the LIBOR rate, as adjusted for periods ranging from three months to one year, as elected by the Company. The interest rate on the bonds at December 31, 1996 was 6.468%. The bonds are payable in 17 equal semi-annual installments
          of $3,353 plus interest through March 2000.   31,647         $ 24,941

        West Virginia  Economic  Development  Authority  (WVEDA)  loan  accruing interest at 4%, payable in monthly installments of $2 including interest through
          January 2001.                                    106               90

        Capital lease obligations accruing interest at rates ranging from 10% to
          13.8%, payable in monthly installments
          through January 2000.                            379              284
                                                        ------           ------
                                                        36,676           25,315

        Less current portion                            11,361            6,828
                                                       -------         --------

                                                       $ 25,315         $ 18,487
                                                       ========         ========

                             Wheeling-Nisshin, Inc.
                          Notes To Financial Statements
                             (Dollars in thousands)

        Based on the interest rates currently available, management believes that the carrying amount of long-term debt is a reasonable estimation of fair value.

        The industrial revenue bonds are collateralized by substantially all property, plant and equipment and are guaranteed by Nisshin. In addition, the industrial revenue bonds provide that dividends may not be declared or paid without the prior written consent of the lender. Such approval was obtained for the dividends paid in years 1994, 1995 and 1996.

        The approximate annual maturities on all long-term debt for each of the five years ending December 31 are: $6,828 in 1997; $6,835 in 1998; $6,784 in 1999; $4,848 in 2000 and $20 in 2001.

6.      INCOME TAXES:

        The provision for income taxes for the years ended December 31 consist of:

                                          1994             1995           1996
                                          ----             ----           ----

        Current:
          U.S. Federal                   $ 2,597          $ 5,838        $ 7,366
          State                              263              251            414
        Deferred                           4,300            5,449          5,330
                                         -------         --------        -------

                                         $ 7,160          $11,538        $13,110
                                         =======          =======        =======

        Reconciliation of the federal statutory and effective tax rates for 1994, 1995 and 1996 are as follows:


                                        1994             1995               1996
                                        ----             ----               ----

        Federal statutory rate          35.0%            35.0%             35.0%
        State income taxes               1.5              0.8               1.2
        Other, net                       4.2              3.2               1.6
                                        -----            ----             -----

                                        40.7%            39.0%             37.8%
                                        ======           ======            =====

        The deferred tax assets and liabilities recorded on the balance sheets as of December 31 are as follows:
                                                       1995               1996
                                                       ----               ----
        Deferred tax assets:
          Federal AMT credit carryforwards           $2,670                --
          Accrued expenses                            1,060            $ 1,376
          Other                                         777                961
                                                     ------            -------

                                                      4,507              2,337
                                                    -------            -------
        Deferred tax liabilities:
          Depreciation and amortization              22,504             22,491
          Other                                         919              1,625
                                                    -------            -------

                                                     23,423             24,116
                                                   --------           --------

                                                   $ 18,916           $ 21,779
                                                   ========           ========

        The Company has available tax credit carryforwards of approximately $60,000 which may be used to offset up to 80% of future West Virginia state tax liabilities through 2008. A valuation allowance for the entire amount of the credit has been recognized in the accompanying financial

                             Wheeling-Nisshin, Inc.
                          Notes To Financial Statements
                             (Dollars in thousands)

        statements.  Accordingly,  as the  credit  is  utilized,  a  benefit  is recognized through a reduction of the current state income tax provision. Such benefit amounted to approximately $20 in 1994, $640 in 1995 and $998 in 1996.

7.      EMPLOYEE BENEFIT PLANS:

        RETIREMENT PLAN:

        The Company has a noncontributory, defined contribution plan which covers eligible employees. The plan provides for Company contributions ranging from 2% to 6% of the participant's annual compensation based on their years of service. The Company's contribution to the plan was approximately $226 in 1994, $266 in 1995 and $336 in 1996.

        PROFIT-SHARING PLAN:

        The Company has a nonqualified profit-sharing plan for eligible employees, providing for cash distributions to the participants in years when income before income taxes is in excess of $500. These contributions are based on an escalating scale from 5% to 15% of income before income taxes. Profit-sharing expense was approximately $2,862 in 1994, $5,546 in 1995 and $6,505 in 1996.

        POSTRETIREMENT BENEFITS:

        In December 1996, the Company adopted a defined benefit postretirement plan which covers eligible employees. Generally, the plan calls for a stated percentage of medical expenses reduced by deductibles and other coverages. The plan is currently unfunded. The postretirement benefit expense for 1996 totaled $68.

8.      RELATED PARTY TRANSACTIONS:

        The Company has an agreement with Wheeling-Pittsburgh under which the Company has agreed to purchase a specified portion of its required raw materials through the year 2013. The Company purchased approximately $180,719, $187,548 and $161,380 of raw materials and processing services from Wheeling-Pittsburgh in 1994, 1995 and 1996, respectively. The amounts due Wheeling-Pittsburgh for such purchases are included in Due To Affiliates in the accompanying balance sheets.

        During 1996, the Company sold products to Wheeling-Pittsburgh. Such sales totaled $6,511 in 1996 of which $901 remained unpaid and is included in Trade Accounts Receivable in the accompanying balance sheet at December 31, 1996. The Company also sells product to Unimast, Inc., an affiliate of Wheeling-Pittsburgh. Such sales totaled $1,537 in 1996 and $1,389 in 1995, of which $358 remained unpaid and was included in Trade Accounts Receivable in the accompanying balance sheet at December 31, 1995.

9.      LEGAL MATTERS:

        The Company is a party to a dispute for final settlement of charges related to the construction of its second production line. The Company had claims asserted against it in the amount of approximately $6,900 emerging from civil actions alleging delays on the project. In connection with the dispute, the Company filed a separate claim for alleged damages that it has sustained in the amount of approximately $400.

                             Wheeling-Nisshin, Inc.
                          Notes To Financial Statements
                             (Dollars in thousands)

        The claims were litigated in the Court of Common Pleas of Allegheny County, Pennsylvania in a jury trial, which commenced on January 5, 1996. A verdict in the amount of $6,700 plus interest of $1,900 was entered against the Company on October 2, 1996. After the verdict, the plaintiffs requested the trial court to award counsel fees in the amount of $2,422 against the Company as a result of its refusal to resolve their claims amicably prior to the trial. This motion for counsel fees is pending before the court.

        The Company filed for a motion for a new trial, which was not addressed by the trial court, and filed an appeal to the Superior Court of Pennsylvania on February 14, 1997. Concurrent with this filing, the Company posted a bond approximating $10,000 that will be held by the court pending the appeal. Management also intends to oppose the motion by the plaintiffs for counsel fees. Although the Company has been advised by its Special Counsel that it has various legal bases for relief, litigation is subject to many uncertainties and, as such, the Company is presently unable to predict the outcome of its motion for post-trial relief, its appeal and its opposition to the plaintiffs' motion for counsel fees. No liability has been recorded by the Company related to this litigation in the accompanying financial statements at December 31, 1996. If the Company is unsuccessful in these motions, the ultimate resolution of these matters may have a material effect on the Company's results of operations and cash flows in the year of final determination.

10.     FAIR VALUE OF FINANCIAL INVESTMENTS.

        The estimated fair values and the methods used to estimate those values are disclosed below:

           INVESTMENTS:

           The fair values of commercial paper approximates its carrying values and were determined based on quoted market prices.

           LONG-TERM DEBT:

           Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, fair value approximates the carrying value.

11.     SIGNIFICANT RISKS:

        Approximately 66% of the Company's employees are covered by a collective bargaining agreement which expires during 1997.

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

         3.2     By-laws of the  Company--Incorporated  herein by  reference  to
                 Exhibit 3.3 of the Company's Form S-4 Registration Statement (No. 33-53591).

         4.1 Indenture ("Senior Note Indenture"), between WPC and Bank One, Columbus, NA, as Trustee -- Incorporated herein by reference to
                 Exhibit 4.1 to WPC's Form S-3 Registration Statement (No. 33-50709).

         4.2 Form of First Supplemental Indenture to the Senior Note Indenture between, WPC, WHX and Bank One, Columbus, NA -- Incorporated herein by reference to Exhibit 4.5 to the Company's Form S-4 Registration Statement (No. 33-53591).

         4.3 Pooling and Servicing Agreement dated as of August 1, 1994, among Wheeling- Pittsburgh Funding, Inc., WPSC and Bank One, Columbus, NA -- Incorporated herein by reference to Exhibit
                 4.13 to the WPC's Form S-1 Registration Statement dated February 24, 1995.

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

        10.3 Agreement dated April 30, 1993 between Registrant and James L. Wareham--Incorporated herein by reference to Exhibit 10.4 to the Company's Form 10- K for the fiscal year ended December 31, 1993.

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

        10.8 Amendment No. 2 to Management Agreement dated as of April 11, 1994 between the Company and WPN Corp.

       *10.9 Amendment No. 3 to Management Agreement dated as of April 1, 1996 between the Company and WPN Corporation.

       10.10 1991 Incentive and Nonqualified Stock Option Plan of the Company--Incorporated herein by reference to Exhibit 10.13 to the Company's Form S-2 Registration Statement (No. 33-43139).

       10.11 Wheeling-ISPAT Partners general partnership agreement dated September 21, 1994 by and between WP Steel Venture Corporation and ISPAT Mexicana, S.A. De C.V.--Incorporated herein by reference to exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1994.

       10.12 Second Amended and Restated Credit Agreement dated December 28, 1995, among WPSC, the lenders party thereto, and Citibank, N.A., as Agent.

      *10.13 Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of December 30, 1996 among WPSC, the lenders party thereto and Citibank, N.A. as Agent.

      *10.14 Agreement dated as of February 7, 1997 by and between the Company and John R. Scheessele.

       *21.1     Subsidiaries of Registrant.

       *23.1     Consent of Price Waterhouse LLP.

       *23.2     Consent of Coopers & Lybrand LLP.

      *27        Financial Data Sheet

* - filed herewith.

(b) REPORTS ON FORM 8-K.
    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has signed this report by the undersigned, thereunto duly authorized in the City of New York, State of New York on March 7, 1997.

WHX CORPORATION

By  /s/ John R. Scheessele                                   March 4, 1997
    -------------------------------                          ------------------
        John R. Scheessele                                       Date
        Principal Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By   /s/ Frederick G. Chbosky                                  March 4, 1997
----------------------------------------                       ---------------
         Frederick G. Chbosky                                       Date
         (Principal Financial Officer and Principal Accounting Officer)

By  /s/ Ronald LaBow                                           March 5, 1997
---------------------------------------                       ---------------
        Ronald LaBow, Chairman of the Board                         Date

By  /s/ Neil D. Arnold                                         March 4, 1997
---------------------------------------                       ---------------
        Neil D. Arnold, Director                                    Date

By  /s/ Paul W. Bucha                                          March 7, 1997
---------------------------------------                       ----------------
        Paul W. Bucha, Director                                     Date

By  /s/ Robert A. Davidow                                      March 7, 1997
---------------------------------------                       -----------------
        Robert A. Davidow, Director                                 Date

By  /s/ William Goldsmith                                      March 5, 1997
---------------------------------------                       -----------------
        William Goldsmith, Director                                 Date

By  /s/ Marvin L. Olshan                                       March 10, 1997
--------------------------------------                        -----------------
        Marvin L. Olshan, Director                                  Date

By  /s/ John R. Scheessele                                     March 4, 1997
--------------------------------------                        ------------------
        John R. Scheessele, Director                                Date

By  /s/ Raymond S. Troubh                                      March 7, 1997
--------------------------------------                        ------------------
        Raymond S. Troubh, Director                                 Date

By  /s/ Lynn R. Williams                                       March 5, 1997
--------------------------------------                        -----------------
        Lynn R. Williams, Director                                  Date