Form 10-K/A
period 1996-12-31
WHX CORP
filed 1997-04-30
CIK 106618

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following sets forth certain information with respect to the Directors of the Company:

                                                           PRINCIPAL OCCUPATION                            FIRST YEAR
                                     CLASS OF             FOR THE PAST FIVE YEARS                            BECAME
NAME                                 DIRECTOR        AND CURRENT PUBLIC DIRECTORSHIPS        AGE         A DIRECTOR(1)
----                                 --------        --------------------------------        ---         -------------
Neil D. Arnold                         III          DIRECTOR.   Group    Finance             48               1992
                                                    Director since December 1996
                                                    and      Executive      Vice
                                                    President,         Corporate
                                                    Development  from April 1996
                                                    through   December  1996  of
                                                    Lucas  Varity  plc,   Senior
                                                    Vice   President  and  Chief
                                                    Financial  Officer from July
                                                    1990  through  April 1996 of
                                                    Varity  Corporation.   Lucas
                                                    Varity     plc      designs,
                                                    manufactures   and  supplies
                                                    advanced technology systems,
                                                    products and services in the
                                                    world's  automotive,  diesel
                                                    engine     and     aerospace
                                                    industries.

Paul W. Bucha                           II          DIRECTOR.  President, Paul W.            53               1993
                                                    Bucha &  Company,  Inc.,  an
                                                    international      marketing
                                                    consulting firm, since 1979;
                                                    President,  BLHJ,  Inc.,  an
                                                    international     consulting
                                                    firm,   from  July  1991  to
                                                    present;          President,
                                                    Congressional Medal of Honor
                                                    Society   of   U.S.,   since
                                                    September 1995.

Robert A. Davidow                      III          DIRECTOR.  Private  investor             54               1992
                                                    since  January   1990.   Mr.
                                                    Davidow  is also a  director
                                                    of Arden Group, Inc.

William Goldsmith                       I           DIRECTOR.    Management  and             78               1987
                                                    Marketing  Consultant  since
                                                    1984;  Chairman of the Board
                                                    of TMP,  Inc.  from  January
                                                    1991 to  1993;  Chairman  of
                                                    Overspin  Golf  since  1993;
                                                    Chief  Executive  Officer of
                                                    Overspin  Golf from  January
                                                    1994 through  October  1994;
                                                    Chairman  of the  Board  and
                                                    Chief  Executive  Officer of
                                                    Fiber  Fuel   International,
                                                    Inc.,  from  1994  to  1997;
                                                    Life   Trustee  to  Carnegie
                                                    Mellon    University   since
                                                    1980.

                                       -2-

                                                           PRINCIPAL OCCUPATION                            FIRST YEAR
                                     CLASS OF             FOR THE PAST FIVE YEARS                            BECAME
NAME                                 DIRECTOR        AND CURRENT PUBLIC DIRECTORSHIPS        AGE         A DIRECTOR(1)
----                                 --------        --------------------------------        ---         -------------
Ronald LaBow                           III          CHAIRMAN   OF   THE   BOARD.             62               1991
                                                    President,         Stonehill
                                                    Investment    Corp.    since
                                                    February  1990. Mr. LaBow is
                                                    also a  director  of Regency
                                                    Equities   Corp.,   a   real
                                                    estate company.

Marvin L. Olshan                        II          DIRECTOR  AND,  SINCE  1991,             69               1991
                                                    SECRETARY  OF  THE  COMPANY.
                                                    Partner,   Olshan   Grundman
                                                    Frome  &   Rosenzweig   LLP,
                                                    since 1956.

Raymond S. Troubh                       II          DIRECTOR.          Financial             70               1992
                                                    Consultant  for in excess of
                                                    past five years.  Mr. Troubh
                                                    is  also a  director  of ADT
                                                    Limited,   a   provider   of
                                                    electronic   security  alarm
                                                    protection,   America   West
                                                    Airlines,     Inc.,    ARIAD
                                                    Pharmaceuticals,       Inc.,
                                                    Becton,     Dickinson    and
                                                    Company,      a      medical
                                                    instrumentation          and
                                                    equipment  company,  Diamond
                                                    Offshore   Drilling,   Inc.,
                                                    Foundation  Health  Systems,
                                                    Inc.,    General    American
                                                    Investors  Company,   Olsten
                                                    Corporation,   a   temporary
                                                    help company,  Petrie Stores
                                                    Corporation, a retail chain,
                                                    Time Warner Inc.  and Triarc
                                                    Companies, Inc., restaurants
                                                    and soft drinks.

John R. Scheessele                      I           DIRECTOR  AND,  SINCE  MARCH             49               1997
                                                    1997,   PRESIDENT   OF   THE
                                                    COMPANY.   Chairman  of  the
                                                    Board,  President  and Chief
                                                    Executive     Officer     of
                                                    Wheeling-Pittsburgh    Steel
                                                    Corporation  ("WPSC")  since
                                                    March  1997;  President  and
                                                    Chief  Executive  Officer of
                                                    The   SKD    Company    from
                                                    February  1996  to  February
                                                    1997;  President  and  Chief
                                                    Executive   Officer  of  WCI
                                                    Steel,   Inc.  ("WCI")  from
                                                    November  1994 to  September
                                                    1995;     Executive     Vice
                                                    President      and     Chief
                                                    Financial   Officer  of  WCI
                                                    from    November   1993   to
                                                    November     1994;     Chief
                                                    Financial   Officer  of  WCI
                                                    from    October    1988   to
                                                    November 1993.

                                                           PRINCIPAL OCCUPATION                            FIRST YEAR
                                     CLASS OF             FOR THE PAST FIVE YEARS                            BECAME
NAME                                 DIRECTOR        AND CURRENT PUBLIC DIRECTORSHIPS        AGE         A DIRECTOR(1)
----                                 --------        --------------------------------        ---         -------------
Lynn Williams                           I           DIRECTOR.    Retired   since             71               1995
                                                    March  1994.   President  of
                                                    United    Steelworkers    of
                                                    America from  November  1983
                                                    to March 1994.

------------------
(1) The Company and its subsidiaries were reorganized into a new holding company structure ("Corporate Reorganization") on July 26, 1994. Prior to the Corporate Reorganization, all directors of the Company who were directors at the time of the Corporate Reorganization were directors of Wheeling-Pittsburgh Corporation ("WPC").

Meetings and Committees

         The Board of Directors met on five occasions and took action by unanimous written consent on three occasions during the fiscal year ended December 31, 1996. There are five Committees of the Board of Directors: the
Executive Committee, the Audit Committee, the Compensation Committee, the Nominating Committee and the Stock Option Committee (for the 1991 Plan). The members of the Executive Committee are Ronald LaBow, Robert A. Davidow, Marvin
L. Olshan, Raymond S. Troubh and Neil D. Arnold. The Executive Committee met on three occasions and took action by unanimous written consent on two occasions during the fiscal year ended December 31, 1996. The Executive Committee possesses and exercises all the power and authority of the Board of Directors in the management and direction of the business and affairs of the Company except as limited by law and except for the power to change the membership or to fill vacancies on the Board of Directors or the Executive Committee. The members of the Audit Committee are Robert A. Davidow, Raymond S. Troubh, Neil D. Arnold and Paul W. Bucha. The Audit Committee met on five occasions during the fiscal year ended December 31, 1996. The Audit Committee annually recommends to the Board of Directors independent public accountants to serve as auditors of the Company's books, records and accounts, reviews the scope of the audits performed by such auditors and the audit reports prepared by them, reviews and monitors the Company's internal accounting procedures and monitors compliance with the Company's Code of Ethics Policy and Conflict of Interests Policy. The members of the Compensation Committee are Robert A. Davidow, William Goldsmith and Marvin
L. Olshan. The Compensation Committee met on four occasions and took action by unanimous written consent on one occasion during the fiscal year ended December 31, 1996. The Compensation Committee reviews compensation arrangements and personnel matters. The members of the Nominating Committee are Ronald LaBow, Marvin L. Olshan, Paul W. Bucha and Robert A. Davidow. The Nominating Committee took action by written consent on one occasion during the fiscal year ended December 31, 1996. The Nominating Committee recommends nominees to the Board of Directors of the Company. The members of the Stock Option Committee are Ronald LaBow, Robert A. Davidow and Marvin L. Olshan. The Stock Option Committee administers the granting of stock options under the 1991 Plan. The Stock Option Committee took action by unanimous written consent once during the fiscal year ended December 31, 1996.

         Directors of the Company who are not officers of the Company or WPSC are entitled to receive compensation for serving as directors in the amount of $40,000 per annum and $1,000 per Board Meeting, $800 per Committee Meeting attended in person and $500 per telephonic meeting other than the Stock Option Committee, and $1,000 per day of consultation and other services provided other than at meetings of the Board or Committees thereof, at the request of the Chairman of the Board. Committee Chairmen also receive an additional annual fee of $1,800. Directors also receive options to purchase 8,000 shares of Common Stock per annum on the date of each annual meeting of Stockholders up to a maximum of 40,000 shares of Common Stock pursuant to the Company's 1993 Directors and Non-Employee Officers Stock Option Plan.

         Pursuant to a management agreement effective as of January 3, 1991, as amended (the "Management Agreement"), approved by a majority of the disinterested directors of the Company, WPN Corp. ("WPN"), of which Ronald LaBow, the Chairman of the Board of the Company is the sole stockholder and an officer and director, provides financial, management, advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. In 1996, WPN received a monthly fee of $458,333.33, with total payments in 1996 of $5,500,000. The Company believes that the cost of obtaining the type and quality of services rendered by WPN under the Management Agreement is no less favorable than that at which the Company could obtain such services from unaffiliated entities. The terms of such Management Agreement are reviewed annually. See "Executive Officers -- Management Agreement with WPN."

EXECUTIVE OFFICERS

         The following table contains the names, positions and ages of the executive officers of the Company who are not directors.

                                                        PRINCIPAL OCCUPATION FOR THE PAST
NAME                                             FIVE YEARS AND CURRENT PUBLIC DIRECTORSHIPS(1)                   AGE
----                                             ----------------------------------------------                   ---
Frederick G. Chbosky                CHIEF FINANCIAL OFFICER.  Chief Financial Officer  of  the                     52
                                    Company  since June 1991;  Executive  Vice  President  --
                                    Finance of WPSC since  December  1992;  Vice President --
                                    Finance  and  Chief  Financial   Officer  of  WPSC  since
                                    September  1985 and Director of WPSC since  January 1991;
                                    Vice  President --  Purchasing  Traffic and Raw Materials
                                    with  WPSC from  1983 to 1985;  Comptroller  of WPSC from
                                    1980 to 1983; Various financial positions with WPSC, 1975
                                    to 1980; Director, Wheeling-Nisshin, Inc.

James G. Bradley                    VICE  PRESIDENT.   Vice  President  of  the  Company since                     52
                                    October 1995; Executive Vice President-Operations of WPSC
                                    since  October   1995;   Vice   President-Operations   of
                                    International  Mill  Service  from 1992 to October  1995;
                                    Vice President-Operations/Plant Manager of USS/Kobe Steel
                                    Company from 1990 to 1992.

Garen Smith                         VICE  PRESIDENT.   Vice  President  of  the  Company since                     54
                                    October 1995;  President and Chief  Executive  Officer of
                                    Unimast   Incorporated   ("Unimast")   since  April  1991
                                    (Unimast was acquired by the Company in March 1995).

                                                        PRINCIPAL OCCUPATION FOR THE PAST
NAME                                             FIVE YEARS AND CURRENT PUBLIC DIRECTORSHIPS(1)                   AGE
----                                             ----------------------------------------------                   ---
Howard Mileaf                       VICE  PRESIDENT  --  SPECIAL COUNSEL.   Vice  President --                     60
                                    Special Counsel to the Company since April 1993;  Special
                                    Counsel to the Company, from February 1992 to April 1993;
                                    Consultant,   from  August  1991  to  April  1993;   Vice
                                    President and General Counsel,  Keene  Corporation,  from
                                    August 1981 to August 1991; Trustee/Director of Neuberger
                                    & Berman Equity Mutual Funds, since 1984.

---------------------------

(1) Prior to the Corporate Reorganization, all Executive Officers of the Company who were Executive Officers at the time of the Corporate Reorganization were Executive Officers of WPC.

ITEM 11.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to (i) the chief executive officer ("CEO") of the Company for the fiscal year ended December 31, 1996 (Mr. James L. Wareham, the President of the Company) and (ii) the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1996 and who were employed by the Company on December 31, 1996 (together with the CEO, the "Named Executive Officers").

                           Summary Compensation Table

 NAME AND PRINCIPAL POSITION                            ANNUAL COMPENSATION               LONG TERM COMPENSATION
 ---------------------------                            -------------------               ----------------------



                                                                     Other Annual  Securities
      Name and Principal            Salary            Bonus          Compensation  Underlying        All other Compensation
           POSITION        YEAR       ($)              ($)(1)          ($)(2)      OPTIONS (#)                ($)(3)
          ----------       ----      -----            -------         --------     -----------       ---------------------
James L. Wareham,          1996     400,000              --             --             --              47,140(5)
President (4)              1995     400,000            90,000           --             --              46,825(5)
                           1994     400,000           140,000           --           80,000            44,877(5)

Garen Smith,               1996     200,230            63,826           --           10,000             3,000
Vice President             1995     150,000(6)         30,000           --             --               3,000
                           1994        --                --             --             --                --

James G. Bradley,          1996     160,000              --             --           10,000             2,922
Vice President             1995      40,000(7)           --             --             --                --
                           1994        --                --             --             --                --

James D. Hesse,            1996     150,000              --             --             --              19,814
Vice President (8)         1995     150,000            23,528           --             --              19,415
                           1994     147,250            43,476           --           17,737

Frederick G. Chbosky,      1996     140,000              --             --             --              10,272
Chief Financial Officer    1995     140,000            22,384           --             --              10,020
                           1994     140,000            37,622           --             --               7,560

----------------------------

(1) Includes bonuses paid in 1995 and 1996 for services rendered in the prior year pursuant to the WPSC Management Incentive Program ("WPSC Management Incentive Program") covering officers and salaried employees of WPSC. Messrs. Wareham and Smith are not eligible to participate in the WPSC Management Incentive Program. Mr. Wareham's employment agreement provides for an annual bonus to be awarded in the sole discretion of the Company. Mr. Wareham was granted a bonus in 1995 and 1996 for services rendered in the prior year. Mr. Smith's employment agreement provides for an annual bonus based upon the achievements of certain targets specified by the Board of Directors of Unimast. Mr. Smith was granted a bonus in 1997 and 1996 for services rendered in the prior year. All bonus amounts have been attributed to the year in which the services were performed.

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

(4)      Resigned from employment with the Company effective February 28, 1997.

(5) Includes insurance premiums paid by the Company in 1996, 1995 and 1994 of $40,000 annually.

(6)      Employment with the Company commenced March 31, 1995.

(7)      Employment with the Company commenced October 2, 1995.

(8)      Resigned from employment with the Company effective March 31, 1997.


         OPTION GRANTS TABLE. The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal year ended December 31, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              Potential Realizable
                                                                                              Value at Assumed Annual Rates
                                                                                              of Stock Price Appreciation for
                                      Individual Grants                                       Option Term
                                      -----------------                                       ----------------------------


                                                 % of Total
                                                   Options
                      Number of Securities       Granted to           Exercise
                       Underlying Options       Employees in           Price            Expiration
          Name            Granted (#)            Fiscal Year          ($/Sh)               Date            5%($)            10%($)
          ----            ------------          -------------         -------             ------           -----            ------

James L. Wareham                       0             0%                  --                 --                  0             0

Garen Smith                       10,000           43.5%               13.50              2-5-06           84,900          215,155

James G. Bradley                  10,000           43.5%               13.50              2-6-06           84,900          215,155

James D. Hesse                         0             0%                  --                 --                  0             0

Frederick G. Chbosky                   0             0%                  --                 --                  0             0

-------------------

         All options were granted under the Company's 1991 Incentive and Nonqualified Stock Option Plan and vest ratably over a three-year period. This period commenced February 6, 1996.

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-end Option Values
                 -----------------------------------------------

         The  following   table  sets  forth  certain   information   concerning
unexercised stock options held by the Named Executive Officers as of December 31, 1996.


                            Number of Securities       Value of Unexercised In-
                           Underlying Unexercised        the-Money Options at
                           Options at 1996 Fiscal         1996 Fiscal Year-
                          Year-End(#) Exercisable/      End($)(1) Exercisable/
                                Unexercisable               Unexercisable
NAME                    --------------------------     ------------------------
----

James L. Wareham        101,254/26,667                         43,490/0

Garen Smith                0/10,000                              0/0

James G. Bradley           0/10,000                              0/0

James D. Hesse             18,753/0                            9,844/0

Frederick G. Chbosky       18,753/0                            9,844/0

------------------

(1) On December 31, 1996, the last reported sales price of WHX Common Stock as reported on the New York Stock Exchange Composite Tape was $8.875.


         LONG-TERM INCENTIVE AND PENSION PLANS. The Company does not have any long-term incentive or defined benefit pension plans.

         DEFERRED COMPENSATION AGREEMENTS. Certain key employees of the Company are parties to deferred compensation agreements and/or severance agreements. The deferred compensation agreements generally provide that if the employee remains continuously in the employ of the Company until the fifth anniversary of the approval of the Company's Plan of Reorganization (the "Plan") (which Plan was approved on January 3, 1991), or if the employee's employment is terminated within such period by reason of permanent disability, retirement at age 65 or involuntary termination without good cause, the employee is entitled to receive, over a fifteen-year period commencing at the later of age 65 or termination of employment, an amount equal to twice his base salary for the most recent twelve-month period of his employment prior to January 3, 1996. The annual benefits payable to Messrs. Chbosky and Hesse upon retirement are $18,667 and $20,000, respectively. Certain other deferred compensation payments are payable by WPSC in certain circumstances, such as a demotion in job status without good cause, death or as a result of a change of control of the Company. Each of Messrs. Chbosky and Hesse is a party to a deferred compensation agreement such as is described above. Except as described in this paragraph, and in the next paragraph with respect to the employment agreement of Mr. Wareham, no plan or arrangement exists which results in compensation to a Named Executive Officer in excess of $100,000 upon such officer's future termination of employment or upon a change-of-control.

         EMPLOYMENT AGREEMENTS. As of December 31, 1996, Mr. James L. Wareham was employed as President of the Company and Chairman of the Board and Chief Executive Officer of WPSC under a two- year agreement which expired April 29, 1995, but which was automatically extended for a successive two-year period. The agreement provided for an annual salary to Mr. Wareham of $400,000 and an annual bonus awarded in the sole discretion of the Company. Mr. Wareham was not granted a bonus for services rendered in 1996. The Company considered several factors in determining whether to pay a bonus to Mr. Wareham including the performance of Mr. Wareham and the resulting benefits to the Company and the overall performance of the Company as measured by the guidelines discussed herein used to determine the bonuses of other senior executives of the Company. In addition, the employment agreement provided for Mr. Wareham to receive the cash surrender value of life insurance contracts purchased by the Company upon termination of his employment. The annual premium paid by the Company on the life insurance contracts was $40,000. The employment agreement provided that in the event Mr. Wareham's employment was terminated without cause or Mr. Wareham voluntarily terminated his employment due to a material change in the nature and scope of his authorities and duties after a change in control of the Company occurred, he would have been entitled to receive a payment of $800,000, and other specified benefits for a period of one year from the date of termination. Specified benefits under Mr. Wareham's employment agreement would have been forfeited under certain circumstances. Effective February 1997, Mr. Wareham resigned from his positions with the Company and was succeeded by Mr. John R. Scheessele.

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

         COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION. Messrs. Davidow, Goldsmith and Olshan each served as a member of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 1996. Mr. Olshan is a member of Olshan Grundman Frome & Rosenzweig LLP, which has been retained as outside general counsel to the Company since January 1991. Fees received from the Company by such firm during the fiscal year ended December 31, 1996 did not exceed 5% of the Company's or the firm's revenues.

         MANAGEMENT AGREEMENT WITH WPN. Pursuant to the Management Agreement, approved by a majority of the disinterested directors of the Company, WPN provides financial, management, advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. Such services include, among others, identification, evaluation and negotiation of acquisitions, responsibility for financing matters, review of annual and quarterly budgets, supervision and administration, as appropriate, of all of the Company's accounting and financial functions and review and supervision of the Company's reporting obligations under Federal and state securities laws. In 1996, WPN received a monthly fee of $458,333.33, with total payments in 1996 of $5,500,000. The Company provides indemnification for WPN's employees, officers and directors against any liability, obligation or loss resulting from their actions pursuant to the Management Agreement. The Management Agreement has a two year term and is renewable automatically for successive two year periods, unless terminated by either party upon 60 days' notice. Mr. LaBow is the sole stockholder and an officer and director of WPN. WPN has not derived any other income and has not received reimbursement of any of its expenses (other than health benefits and standard directors' fees) from the Company in connection with the performance of services described above. The Company believes that the cost of obtaining the type and quality of services rendered by WPN under the Management Agreement is no less favorable than the cost at which the Company could obtain such services from unaffiliated entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information concerning ownership of the Common Stock of the Company outstanding at April 15, 1997, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.

                 Name And Address                                                                           Percentage
              Of Beneficial Owner(1)                              Shares Beneficially Owned                Of Class(2)
              ----------------------                              -------------------------                -----------

Merrill Lynch & Co., Inc.(3)
World Financial Center, North Tower
250 Vesey Street
New York, New York  10281                                                2,769,877                               11.6%

Dewey Square Investors Corporation (4)
82 Devonshire Street
Boston, Massachusetts 02109                                              2,680,126                               11.3%

Michael A. Roth (5)
 and Brian J. Stark
1500 West Market Street
Mequon, Wisconsin  53092                                                 1,875,632                                7.9%

Ronald LaBow(6)                                                            704,150(7)                             2.9%

Neil D. Arnold                                                              18,667(8)                              *

Paul W. Bucha                                                               18,667(8)                              *

Robert A. Davidow                                                          118,736(9)                              *

William Goldsmith                                                           34,667(8)                              *

John R. Scheessele                                                               0                                 *

Lynn Williams                                                                2,667                                 *

Marvin L. Olshan                                                            35,667(9)                              *

Raymond S. Troubh                                                           28,667(10)                             *

James L. Wareham                                                           127,921(8)                              *

Frederick G. Chbosky                                                        24,781(11)                             *

James D. Hesse                                                              18,753(8)                              *

James D. Bradley                                                             3,333(8)                              *

Garen Smith                                                                  3,633                                 *

All Directors and Executive Officers as a Group (16
     persons)                                                            1,189,062(12)                            4.8%


------------------
*        less than one percent.

(1) Each director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him unless otherwise indicated.
(2) Based upon shares of Common Stock outstanding at April 15, 1997 of 23,813,141 shares.
(3) Based on a Schedule 13G filed in February 1997, Merrill Lynch & Co., Inc. ("ML&Co."), Merrill Lynch Group, Inc. ("ML Group"), Merrill Lynch Asset Management, L.P. ("MLAM") and Princeton Services, Inc. ("PSI") collectively beneficially hold 2,769,877 shares of WHX's Common Stock. This amount includes Common Stock issuable upon conversion of Preferred Stock. The address of PSI and MLAM is 800 Scudders Mill Road, Plainsboro, New Jersey 08536. ML&Co., ML Group and PSI disclaim beneficial ownership of such securities.
(4) Based on a Schedule 13G filed in February 1997, Dewey Square Investors Corp. beneficially holds 2,680,126 shares of WHX's Common Stock. This amount includes Common Stock issuable upon conversion of Preferred Stock.
(5) Based on a joint Schedule 13G filed in December 1996, Michael A. Roth and Brian J. Stark beneficially hold 1,875,632 shares of WHX's Common Stock. Such amount includes 1,506,136 Shares beneficially owned by Reliant Trading which are issuable upon the conversion of 527,297 shares of Preferred Stock and 369,496 shares beneficially owned by Shepherd Trading Limited which are issuable upon the conversion of 132,203 shares of Preferred Stock.
(6) Ronald LaBow, Chairman of the Board of the Company, is the sole stockholder of WPN. Consequently, Mr. LaBow may be deemed to be the beneficial owner of all shares of Common Stock owned by WPN.
(7) Includes 584,500 shares of Common Stock issuable upon exercise of options, within 60 days hereof, owned by WPN, of which Mr. LaBow is the president and sole shareholder.
(8) Consists of shares of Common Stock issuable upon exercise of options within 60 days hereof.
(9) Includes 34,667 shares of Common Stock issuable upon exercise of options within 60 days hereof.
(10) Includes 26,667 shares of Common Stock issuable upon exercise of options within 60 days hereof.
(11) Includes 18,753 shares of Common Stock issuable upon exercise of options within 60 days hereof.
(12) Includes 976,015 shares of Common Stock issuable upon exercise of options within 60 days hereof.


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

         The Company is party to a Management Agreement with WPN. See "Executive Compensation - Management Agreement with WPN."

         Marvin L. Olshan, a Director and Secretary of the Company, is a member of Olshan Grundman Frome & Rosenzweig LLP, which has been retained as outside general counsel to the Company since January 1991. Fees received from the Company by such firm during the fiscal year ended December 31, 1996 did not exceed 5% of the Company's or the firm's revenues.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report by the undersigned, thereunto duly authorized in the City of New York, State of New York on April 29, 1997.

                                             WHX CORPORATION



                                             By: /s/ John R. Scheessele
                                                -----------------------
                                                 John R. Scheessele
                                                 Principal Executive Officer


                                POWER OF ATTORNEY

         WHX Corporation and each of the undersigned do hereby appoint Ronald LaBow, Marvin Olshan and John R. Scheessele, and each of them severally, its or his true and lawful attorney to execute on behalf of WHX Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K/A and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John R. Scheessele          (Director and Principal         April 29, 1997
--------------------------      Executive Officer)
John R. Scheessele


/s/ Frederick G. Chbosky        (Principal Financial Officer    April 29, 1997
--------------------------      and Principal Accounting
Frederick G. Chbosky            Officer)



/s/ Neil D. Arnold              Director                        April 29, 1997
--------------------------
Neil D. Arnold


/s/ Paul W. Bucha               Director                        April 29, 1997
--------------------------
Paul W. Bucha


/s/ Robert A. Davidow           Director                        April 29, 1997
--------------------------
Robert A. Davidow



/s/ William Goldsmith           Director                        April 29, 1997
--------------------------
William Goldsmith



/s/ Ronald LaBow                Director                        April 29, 1997
--------------------------
Ronald LaBow

/s/ Marvin L. Olshan            Director                        April 29, 1997
--------------------------
Marvin L. Olshan



/s/ Raymond S. Troubh           Director                        April 29, 1997
--------------------------
Raymond S. Troubh



--------------------------      Director                        April __, 1997
Lynn Williams