Form 10-Q
period 1997-03-31
WHX CORP
filed 1997-05-14
CIK 106618

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                    MARCH 31, 1997
                              --------------------------------------------------



/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----------------- to ----------------------------




      FOR QUARTER ENDED MARCH 31, 1997             COMMISSION FILE NUMBER 1-2394


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of April 21, 1997 was 23,813,141 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                   QUARTER ENDED MARCH 31,
                                                                                   -----------------------
                                                                                 1997                   1996
                                                                                 ----                   ----
                                                                              (In thousands except per share)

NET SALES                                                                     $113,632                 $315,493
---------

OPERATING COSTS
      Cost of goods sold                                                       141,152                  273,781
      Depreciation                                                              11,337                   19,099
      Selling, administrative and general expense                               16,318                   17,393
                                                                              --------                 --------

                                                                               168,807                  310,273
                                                                              --------                 --------

OPERATING INCOME (LOSS)                                                        (55,175)                   5,220
-----------------------

      Interest expense on debt                                                   6,457                    6,710
      Other income (expense)                                                    (1,019)                   3,146
                                                                              --------                 --------

INCOME (LOSS) BEFORE TAXES                                                     (62,651)                   1,656
--------------------------

      Tax provision (benefit)                                                  (21,927)                     497
                                                                              --------                 --------

NET INCOME (LOSS)                                                              (40,724)                   1,159
-----------------

Dividend requirement for Preferred Stock                                         5,201                    5,719
                                                                              --------                 --------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                                 $ (45,925)                $ (4,560)
--------------------------------------------                                 =========                 ========


Income (loss) per share of common stock:

     Primary:                                                                   $(1.92)                   $(.17)
                                                                                ======                    =====

     Fully Diluted:                                                             $(1.92)                   $(.17)
                                                                                ======                    =====


See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         MARCH 31,               DECEMBER 31,
                                                                           1997                      1996
                                                                           ----                      ----
                                                                             (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                             $     --                  $ 35,020
      Short term investments                                                 610,173                   447,562
      Trade receivables - net                                                 15,021                    25,805
      Inventories:
          Finished and semi-finished products                                134,486                   126,678
          Raw materials   93,970                                              80,147
          Other materials and supplies                                        18,870                    19,476
          Excess of LIFO over current cost                                   (10,899)                  (10,899)
                                                                          ----------                ----------
                                                                             236,427                   215,402

      Other current assets                                                    16,855                    13,942
                                                                          ----------                 ---------
                          Total current assets                               878,476                   737,731

Property, plant and equipment at cost, less
      accumulated depreciation and amortization                              745,583                   755,412
Deferred income taxes     124,762                                            100,157
Other non-current assets                                                     122,574                   125,479
                                                                          ----------                ----------
                                                                          $1,871,395                $1,718,779
                                                                          ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                                        $ 64,680                  $ 59,477
      Short-term borrowings                                                  268,881                    70,223
      Deferred income taxes - current                                         32,806                    30,649
      Other current liabilities                                               98,425                    83,090
      Long-term debt due in one year                                             460                     2,336
                                                                          ----------                 ---------
                          Total current liabilities                          465,252                   245,775

Long-term debt                                                               268,087                   268,198
Employee benefit liabilities                                                 429,820                   435,502
Other liabilities                                                             48,835                    49,096
                                                                          ----------                ----------
                                                                           1,211,994                   998,571
                                                                          ----------                ----------
Redeemable Common Stock - 405 shares
      and 411 shares                                                           5,670                     5,771
                                                                          ----------                ----------

Stockholders' Equity:
      Preferred Stock - $.10 par value -
          5,938 shares and 6,137 shares                                          594                       614
      Common Stock - $.01 par value - 23,420
          shares and 24,328 shares                                               234                       245
      Unrealized gain on securities
          available for sale                                                     656                        --
      Additional paid-in capital                                             641,454                   658,123
      Accumulated earnings                                                    10,912                    56,837
                                                                          ----------                ----------
                                                                             653,850                   715,819
Less treasury stock - 16 shares and 157 shares                                  (119)                   (1,382)
                                                                          ----------                ----------
Total stockholders' equity                                                   653,731                   714,437
                                                                          ----------                ----------

                                                                          $1,871,395                $1,718,779
                                                                          ==========                ==========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                               QUARTER ENDED MARCH 31,
                                                                               -----------------------
                                                                              1997                      1996
                                                                              ----                      ----
                                                                                (Dollars in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income (loss)                                                    $ (40,724)                  $ 1,159
      Non cash expenses:
          Depreciation and amortization                                       11,420                    19,182
          Other postemployment benefits                                         --                       2,200
          Deferred income tax                                                (21,927)                       87
          Equity income in affiliated companies                                 (931)                   (2,333)
      Decrease (increase) in working capital elements:
          Trade receivables                                                   10,784                   (16,234)
          Inventories                                                        (21,025)                  (19,790)
          Other current assets                                                (2,913)                    3,190
          Trade payables                                                       5,203                    (2,461)
          Other current liabilities                                           14,980                    (3,066)
          Short term investments - trading                                  (158,433)                  (48,927)
          Trading account borrowings                                         199,921                    40,889
      Other items - net                                                       (3,990)                    1,578
                                                                           ---------                   -------

          Net cash used in operating activities                               (7,635)                  (24,526)
                                                                           ---------                   -------

CASH FLOW FROM INVESTING ACTIVITIES:
      Short term investments-available for sale                               (3,522)                    2,040
      Plant additions and improvements                                        (2,554)                   (9,137)
      Investment in affiliates                                                  --                      (2,840)
      Dividends from affiliates                                                2,500                     2,500
      Proceeds from sale of property                                            --                         539
                                                                           ---------                   -------

          Net cash used by
              investing activities                                            (3,576)                   (6,898)
                                                                           ---------                   -------

CASH FLOW FROM FINANCING ACTIVITIES:
      Payments on long-term borrowings                                        (1,987)                   (3,653)
      Proceeds from warrants exercised                                          --                       5,170
      Short term borrowings (payments)                                        (1,263)                     --
      Preferred stock purchased                                               (8,020)                     --
      Common stock purchased                                                  (7,646)                     --
      Letter of credit collateralization                                         400                    (1,347)
      Receivables securitization proceeds                                       --                      12,000
      Preferred stock dividends paid                                          (5,201)                   (5,719)
      Redemption of common stock                                                 (92)                     (140)
                                                                           ---------                   -------

          Net cash provided (used) by financing activities                   (23,809)                    6,311
                                                                           ---------                   -------

DECREASE IN CASH AND
      CASH EQUIVALENTS                                                       (35,020)                  (25,113)

Cash and cash equivalents
      at beginning of period                                                  35,020                    43,006
                                                                           ---------                   -------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                     $    --                    $ 17,893
                                                                           =========                  ========

See notes to consolidated financial statements.

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of March 31, 1997, the consolidated statement of income and the consolidated statement of cash flow for the three month periods ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position at March 31, 1997 and the results of operations and changes in cash flow for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

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

NOTE 1 - COLLECTIVE BARGAINING AGREEMENT

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

NOTE 2 - EARNINGS PER SHARE

             The computation of primary earnings per share of common stock is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options. Outstanding stock options granted to officers, directors and key employees totaled 2.4 million at March 31, 1997. The computation of fully diluted earnings per share further assumes the sale of all redeemable common stock into the public market and conversion of all convertible preferred stock, unless their inclusion has an anti-dilutive effect. The sale of redeemable common stock and/or conversion of the convertible preferred stock would have been anti-dilutive in the first quarters of 1997 and 1996.

             The shares used in the computations were as follows:

                                                     Quarter Ended March 31,
                                                         1997           1996
                                                         ----           ----

                        Primary                       23,898,000      27,378,000
                        Fully diluted                 40,955,000      45,896,000

             The Company intends to retain any future earnings for working capital needs and to finance capital improvements and presently does not intend to pay cash dividends on its common stock for the foreseeable future. In addition, the terms of the Company's long term debt place certain limitations on the Company's ability to pay cash dividends.

      REDEEMABLE COMMON STOCK

             Holders have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of March 31, 1997, redeemable common stock outstanding totaled 404,853 shares.

NOTE 3 - SHORT TERM INVESTMENTS

             The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115") "Accounting for Certain Investments in Debt and Equity Securities" and in accordance with statement of Financial Accounting Standard No. 119 ("SFAS 119") "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments".

             The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance. At March 31, 1997 and 1996 unrealized holding gains on available-for-sale securities of $.7 million and $1.1 million, respectively, were reported as a separate component of stockholder's equity. Net unrealized holding losses on trading securities included in net income for the first quarter of 1997 and 1996 were $4.3 million and $11.7 million, respectively.

NOTE 4 - SALES OF RECEIVABLES

             Accounts receivable at March 31, 1997 and 1996 exclude $45 million and $79 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under an accounts receivable securitization agreement were based upon a fixed rate set on the date the initial receivables were sold and variable rates on subsequent sales that range from 5.76% to 8.5% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

NOTE 5 - REVOLVING CREDIT FACILITY

             On December 28, 1995, Wheeling-Pittsburgh Steel Corporation entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes up to $125 million and a $35 million sub-limit for Letters of Credit.

             The Credit Agreement expires on May 3, 1999. Initial interest rates are based on the Citibank prime rate plus .50% and/or a Eurodollar rate plus 1.75%, but the margin over the prime rate and the Eurodollar rate can fluctuate up or down based upon performance with respect to interest coverage covenants. The maximum prime rate margin is 1.00% and the maximum Eurodollar margin is 2.25%. The initial letter of credit fee is 1.75% and is also performance based with a maximum rate of 2.25%.

             Borrowings are secured primarily by 100% of the eligible inventory of Wheeling-Pittsburgh Steel Corporation, Pittsburgh-Canfield Corporation, Wheeling Construction Products, Inc. and Unimast, Inc. and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distributions of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. There are no borrowings or letters of credit outstanding against the RCF at March 31, 1997. Due to the prolonged and continuing work stoppage by the USWA, the Company negotiated an amendment to certain of the RCF's covenants to provide the Company with additional covenant flexibility through June 30, 1997.

             In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At March 31, 1997 letters of credit totaling $25.2 million were outstanding under this separate facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

NOTE 6 - CONTINGENCIES

      ENVIRONMENTAL MATTERS

             The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. For the quarter ended March 31, 1997 and years 1996 and 1995 aggregate capital expenditures for environmental control projects totaled approximately $.3 million, $1.1 million and $5.9 million, respectively.

             The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at seven waste disposal sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $1 million and $4 million. At four other sites the costs are estimated to aggregate up to $700,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the forseeable future. Non-current accrued environmental liabilities totaled $7.4 million at March 31, 1997 and $7.3 million at March 31, 1996. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

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

PART I

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      Net sales for the first quarter of 1997 decreased 64.0% to $113.6 million on shipments of steel products totaling 153,842 tons. Net sales for the first quarter of 1996 totaled $315.5 million on shipments of 607,006 tons. The decrease in net sales and shipments of steel products reflects the effect of a strike by the United Steelworkers of America at eight facilities located in Ohio, Pennsylvania and West Virginia. The strike began October 1, 1996 and continues to date. No steel products are being produced or shipped at these facilities which represent approximately 80% of the tons shipped by the Company on an annual basis. Steel prices on the products shipped increased 3.2% from the comparable period in 1996. In the first quarter of 1996 operations and shipments were hampered by severe weather and flooding of certain Ohio Valley plants.

      First quarter 1997 operating costs decreased by 45.6% from $310.3 million to $168.8 million compared to the 1996 first quarter. The decrease in operating costs reflects the effects of the strike on the volume of steel products shipped. The higher operating costs per ton shipped reflects higher fixed cost absorption, increased purchases of semi-finished steel, a higher-cost mix of products shipped and higher natural gas prices. The 1997 first quarter operating costs include a $1.0 million charge for the closing of its Beech Bottom, WV plant and the sale or shut down of certain other operations. There was no raw steel produced in the 1997 first quarter, compared to an operating rate of 97.2% in the 1996 first quarter.

      Depreciation expense decreased $7.8 million to $11.3 million from $19.1 million in the comparable period in 1996 due to the effects of the strike on production and the units of production depreciation method.

      Selling, administrative and general expense for the first quarter 1997 decreased $1.1 million to $16.3 million from $17.4 million in the comparable period in 1996 due primarily to lower selling expenses.

      Interest expense for the first quarter 1997 decreased $.3 million to $6.5 million from the comparable period in 1996 due to lower levels of long-term debt partially offset by lower amounts of capitalized interest.

      Other income (expense) decreased $4.2 million to a loss of $1.0 million in the first quarter of 1997, compared to income of $3.1 million in the 1996 first quarter. The decrease is due to mark to market and trading losses on short-term investments.

      The 1997 first quarter tax provision reflects an estimated annual effective tax rate of 35% compared to the 1996 first quarter effective tax rate of 30%.

      Net loss for the 1997 first quarter totaled $40.7 million, or $1.92 per share of common stock. The 1996 first quarter net profit totaled $1.2 million, or a loss of $.17 per share of common stock after deduction of preferred dividends.

FINANCIAL POSITION

      Net cash flow used in operating activities for the first quarter of 1997 totaled $7.6 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $41.5 million of funds in the 1997 first quarter. Working capital accounts (excluding cash, short term investments, short-term borrowings and current maturities of long term debt) provided $7.0 million of funds. Accounts receivable decreased by $10.8 million, trade payables increased $5.2 million and other current liabilities increased $15.0 million. The increase in other current liabilities was principally due to increased accruals on long-term debt interest and employee benefit obligations. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $236.4 million at March 31, 1997, an increase of $21.0 million from December 31, 1996. The decrease in accounts receivable is due to decreased shipments. The increase in inventories is due to a seasonal build-up of Wheeling Corrugating products and increased coke inventory.

      In the first quarter of 1997, $2.6 million was spent on capital improvements including $.3 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to restore operating facilities to full productive capacity after the strike ends, modernize finishing facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years will exceed depreciation expense and represent a material use of operating funds.

      In December 1995 WPSC entered into a second amended and restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF provides for borrowings for general corporate purposes of up to $125 million and a $35 million sub-limit for letters of credit. Interest is calculated at a Citibank prime rate plus .5% and/or a Eurodollar rate plus 1.75%. Borrowings under the RCF are secured primarily by 100% of eligible inventory and the RCF requires that WPSC maintain certain financial covenants. The RCF has certain restrictions on indebtedness, liens and dividends. There were no borrowings under the RCF during the first quarter of 1997. Due to the prolonged and continuing work stoppage by the USWA, the Company negotiated an amendment to certain of the RCF's covenants to provide the Company with additional flexibility through June 30, 1997. The RCF expires on May 3, 1999.

      In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At March 31, 1997 letters of credit totaling $25.2 million were issued under this facility. No amounts have been drawn down pursuant to these letters of credit. The letters of credit are collateralized by U.S. government securities owned by the Company and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit. The collateral is recorded as non-current other assets.

      The Company has repurchased on the open market 5.9 million shares of its Common Stock and .6 million shares of preferred stock since the repurchase program was initiated in October 1994 for an aggregate purchase price of approximately $80.8 million. In the 1997 first quarter the Company repurchased 936,119 shares of Common Stock and 199,000 shares of Preferred Stock. The Board of Directors had previously authorized the Company to repurchase the Company's outstanding Common Stock, and the Company may, from time to time, continue to purchase additional shares of Common Stock.

LIQUIDITY

      The collective bargaining agreement between the USWA and the Company expired on October 1, 1996. The USWA initiated a strike on October 1, 1996, at eight of the Company's steel production and/or finishing facilities in Ohio, Pennsylvania and West Virginia. No steel products are being produced at or shipped from these facilities. These facilities represent 80% of the tonnage historically shipped by the Company on an annual basis. The Company reported a net loss of $40.7 million for financial reporting purposes in the 1997 first quarter as a result of the strike, and anticipates that material losses will continue for the duration of the strike. As of March 31, 1997, the Company had cash and short-term investments in excess of $600 million. The Company anticipates its net cash flow from operations will be negative in the second quarter. Depending on the duration of the strike and its effects on the Company's operations, the Company's Accounts Receivable Securitization Facility may liquidate pursuant to its terms. The Company negotiated an amendment to certain covenants contained in its $125 million RCF, under which there were no borrowings outstanding at March 31, 1997, to take into account the effects of the strike through June 30, 1997. The Company believes it has sufficient liquidity to withstand the current effect of its work stoppage irrespective of the availability of such facilities. However, the Company's Accounts Receivable Securitization Facility (or replacement facility, if it expires) and RCF are expected to provide funds for joint venture investment and working capital reinvestment upon a resumption of full operations. If there is a prolonged work stoppage, there will be a material adverse effect on the results of operation, financial condition and liquidity of the Company.

      The Company terminated negotiations to acquire the Bethship-Sparrows' Point Yard from Bethlehem Steel Corporation.

      The Company announced on March 31, 1997 that it had, through a subsidiary, commenced a cash tender offer at $40 per share of common stock of Dynamics Corporation of America, a New York Stock Exchange-listed company. The Company also sent a letter to the management of Dynamics Corporation of America proposing a cash merger at $40 per share for an aggregate price of $160 million. On April 9, 1997 the Company announced that it had increased its offer to $45. Dynamics Corporation has formally rejected the Company's offer and has commenced litigation to enjoin it. On May 12, 1997, Dynamics Corporation announced that it had entered into a merger agreement to be acquired by CTS Corporation for $55 per share in cash and CTS common stock. The Company is evaluating its options with respect to this latest development.

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow and to the successful negotiation of a labor contract with the USWA. The Company historically satisfied its working capital requirements through cash on hand, investments, the accounts receivable asset securitization facility, borrowing availability under the RCF and funds generated from operations. External factors, such as worldwide steel production and demand and currency exchange rates, in addition to the work stoppage as previously discussed, could materially affect the Company's results of operations and financial condition. During the 1997 first quarter the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on its financial condition or results of operations of the Company.

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

NEW ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - Earnings per Share (SFAS No. 128), which changes the computation and presentation of earnings per share
(EPS). SFAS No. 128 is effective for interim and annual periods ending after December 15, 1997. Early adoption is prohibited, although previously reported EPS amounts will have to be restated upon adoption.

      WHX will adopt SFAS No. 128 in the fourth quarter of 1997. Management believes that adoption of the new standard will not have a material effect on previously reported EPS amounts for the first quarter of 1997 and all of 1996.

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



                                            WHX CORPORATION




                                            /s/ F. G. CHBOSKY
                                              -----------------------
                                                F. G. Chbosky
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)







May 13, 1997