Form 10-Q
period 1997-06-30
WHX CORP
filed 1997-08-14
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         JUNE 30, 1997
                              --------------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________


     FOR QUARTER ENDED JUNE 30, 1997           COMMISSION FILE NUMBER 1-2394


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of August 4, 1997 was 22,474,600 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                         QUARTER ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                                         ----------------------                      -------------------------
                                                        1997              1996                      1997              1996
                                                        ----              ----                      ----              ----
                                                                            (Dollars in Thousands)

NET SALES                                                $128,472          $357,815                $242,105           $673,308
---------

OPERATING COSTS
      Cost of goods sold                                  145,515           298,549                 286,668            572,329
      Depreciation                                         11,445            19,574                  22,782             38,673
      Selling and administrative expense                   17,584            17,787                  33,902             35,181
      Profit sharing                                            0             1,305                       0              1,305
                                                         --------           -------                --------      -------------
                                                          174,544           337,215                 343,352            647,488
                                                         --------           -------                --------      -------------

OPERATING INCOME (LOSS)                                   (46,072)           20,600                (101,247)            25,820
-----------------------

      Interest expense                                      6,974             6,523                  13,431             13,233
      Other income                                          5,188             9,966                   4,168             13,112

INCOME (LOSS) BEFORE TAXES                                (47,858)           24,043                (110,510)            25,699
--------------------------

      Tax provision (benefit)                             (16,751)            7,213                 (38,679)             7,710

NET INCOME (LOSS)                                         (31,107)           16,830                 (71,831)            17,989
-----------------

Dividend requirement for  Preferred Stock                    5,152            5,601                  10,353             11,320
                                                         ---------          --------               --------      -------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK             $(36,259)          $11,229                $(82,184)     $       6,669
--------------------------------------------             ========           =======                ========      =============

Income (loss) per share of common stock:

      Primary:                                            $(1.58)              $.42                  $(3.50)     $         .25
                                                          =======              ====                  =======     =============

      Fully Diluted:                                      $(1.58)              $.37                  $(3.50)     $        .24
                                                          =======              ====                  =======     =============

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                         JUNE 30,                DECEMBER 31,
                                                                           1997                      1996
                                                                             (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                           $    9,405                  $ 35,020
      Short term investments                                                 417,822                   447,562
      Trade receivables - net                                                 17,331                    25,805
      Inventories:
          Finished and semi-finished products                                132,596                   126,678
          Raw materials   121,556                                             80,147
          Other materials and supplies                                        16,478                    19,476
          Excess of LIFO over current cost                                   (10,899)                  (10,899)
                                                                          ----------                ----------
                                                                             259,731                   215,402

      Other current assets                                                    15,546                    13,942
                                                                          ----------                ----------
                          Total current assets                               719,835                   737,731

Property, plant and equipment at cost, less
      accumulated depreciation and amortization                              735,600                   755,412
Deferred income taxes     141,514                                            100,157
Other non-current assets                                                     121,392                   125,479
                                                                          ----------                ----------
                                                                          $1,718,341                $1,718,779
                                                                          ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                                      $   84,252                $   59,477
      Short-term borrowings                                                  144,001                    70,223
      Deferred income taxes - current                                         32,806                    30,649
      Other current liabilities                                               93,109                    83,090
      Long-term debt due in one year                                           1 461                     2,336
                                                                          ----------                ----------
                          Total current liabilities                          354,629                   245,775

Long-term debt                                                               267,996                   268,198
Employee benefit liabilities                                                 428,995                   435,502
Other liabilities                                                             48,088                    49,096
                                                                           ---------                ----------
                                                                           1,099,708                   998,571
Redeemable Common Stock - 398 shares
      and 411 shares                                                           5,541                     5,771
                                                                           ---------                -----------

Stockholders' Equity:
      Preferred Stock $.10 par value -
          5,883 shares and 6,137 shares                                          589                       614
      Common Stock - $.01 par value - 22,320
          shares and 24,328 shares                                               226                       245
      Unrealized gain on securities
          available for sale                                                   5,847                        --
      Additional paid-in capital                                             633,840                   658,123
      Accumulated (deficit) earnings                                         (25,347)                   56,837
                                                                          ----------                ----------
                                                                             615,155                   715,819
Less  treasury  stock  - 267  shares  and  157  shares                        (2,063)                   (1,382)
Total  stockholders'   equity                                                613,092                   714,437
                                                                          ----------                -----------
                                                                          $1,718,341                $1,718,779
                                                                          ==========                ==========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                                            1997                      1996
                                                                            ----                      ----
                                                                                (Dollars in Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                    $ (71,831)           $       17,989
      Non cash expenses:
          Depreciation and amortization                                       22,947                    38,838
          Other postemployment benefits                                       (1,200)                    3,600
          Deferred income tax                                                (38,679)                    3,277
          Equity income in affiliated companies                                1,371                    (3,529)
      Decrease (increase) in working capital elements:
          Trade receivables                                                    8,474                   (27,049)
          Inventories                                                        (44,329)                  (16,930)
          Other current assets                                                (1,604)                    2,727
          Trade payables                                                      24,775                     2,220
          Other current liabilities                                            9,664                   (10,218)
          Short term investments(trading)                                     61,878                   (11,957)
          Trading account borrowings                                          31,262                        --
      Other items - net                                                       (4,789)                   (3,973)
                                                                            ---------            -------------

          Net cash used in operating activities                               (2,061)                   (5,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Short term investments-available for sale                              (26,290)                    7,760
      Plant additions and improvements                                        (4,683)                  (18,886)
      Investment in affiliates                                                (3,450)                   (9,540)
      Dividends from affiliates                                                2,500                     2,500
      Proceeds from sale of property                                             797                       539
                                                                            --------             -------------

          Net cash used by
              investing activities                                           (31,126)                  (17,627)
                                                                            --------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on long-term borrowings                                        (2,077)                   (5,106)
      Proceeds from warrants exercised                                            --                     5,170
      Short term borrowings                                                   42,517                        --
      Preferred stock purchased                                               (9,839)                   (5,343)
      Common stock purchased                                                 (15,656)                   (8,365)
      Letter of credit collateralization                                       3,199                      (916)
      Receivables securitization proceeds                                         --                    12,000
      Preferred stock dividends paid                                         (10,353)                  (11,320)
      Redemption of common stock                                                (219)                     (324)
                                                                            --------              --------------

          Net cash provided by (used in) financing activities                  7,572                   (14,204)

DECREASE IN CASH AND
      CASH EQUIVALENTS                                                       (25,615)                  (36,836)

Cash and cash equivalents
      at beginning of period                                                  35,020                    43,006

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                       $ 9,405             $       6,170
                                                                             =======             =============

   See notes to consolidated financial statements.

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of June 30, 1997, the consolidated statement of income for the three and six month periods ended June 30, 1997 and 1996, and the consolidated statement of cash flows for the six month periods ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position at June 30, 1997 and the results of operations and changes in cash flow for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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

NOTE 1 - COLLECTIVE BARGAINING AGREEMENT

             The Company's labor agreement with the USWA expired on October 1, 1996. On August 1, 1997 the Company and the USWA announced that they had reached a tentative agreement on the terms of a new collective bargaining agreement. The tentative agreement was ratified on August 12, 1997 by USWA-represented employees. The new collective bargaining agreement provides for a defined benefit pension plan, a $2,000 signing bonus for each of approximately 4,500 employees and $1.50 in hourly wage increases over its term of not less than five years. It also provides for the reduction of 850 jobs through attrition, as well as mandatory multicrafting and modification of certain work practices.

NOTE 2- EARNINGS PER SHARE

             The computation of primary earnings per share of common stock is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options. Outstanding stock options granted to officers, directors and key employees totaled 2.4 million at June 30, 1997. The computation of fully diluted earnings per share further assumes the sale of all redeemable common stock into the public market and conversion of all convertible preferred stock, unless their inclusion has an anti-dilutive effect. The sale of redeemable common stock and/or conversion of the convertible preferred stock would have been anti-dilutive in the second quarter of 1997.

             The shares used in the computations were as follows:

                                             Quarter Ended June 30,
                                            1997                  1996
                                            ----                  ----

                        Primary          23,009,000             27,037,000
                        Fully diluted    23,009,000             45,544,000

      REDEEMABLE COMMON STOCK

             Certain present and former employees of the Company have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. These holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of June 30, 1997, redeemable common stock outstanding totaled 398,000 shares.

NOTE 3 - SHORT TERM INVESTMENTS

             The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance. At June 30, 1997, unrealized holding gains on available- for-sale securities of $5.8 million were reported as a separate component of stockholders' equity. Net unrealized holding gains or losses on trading securities included in net income for the second quarter of 1997 and 1996 were gains of $9.0 million and $6.9 million, respectively.

NOTE 4 - SALES OF RECEIVABLES

             In August 1994 Wheeling-Pittsburgh  Funding, Inc. a special purpose wholly-owned subsidiary ("Funding") of Wheeling-Pittsburgh Steel Corporation ("WPSC"), entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh-Canfield Corporation. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 Unimast receivables were included in the pool of accounts receivable sold. The agreement expires in August 1999. Accounts receivable at June 30, 1997 and December 31, 1996 exclude $45 million representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this agreement totaled 7.68% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

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

             Borrowings are secured primarily by inventory of Wheeling-Pittsburgh Corporation, and Unimast Inc., and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distributions of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. Borrowings outstanding against the RCF at June 30, 1997 totaled $43.0 million. The RCF, as amended, provides the Company with additional covenant flexibility.

             In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At June 30, 1997 letters of credit totaling $22.4 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

NOTE 6 - CONTINGENCIES

      ENVIRONMENTAL MATTERS

             The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at seven waste disposal sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $3 million and $4 million. At four other sites the costs are estimated to aggregate up to $700,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. Non-current accrued environmental liabilities totaled $7.4 million at June 30, 1997 and $7.3 million at June 30, 1996. These liabilities were determined by the Company when the Company reorganized under the federal bankruptcy laws in January 1991, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

             The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. For the six months ended June 30, 1997 and years 1996 and 1995 aggregate capital expenditures for environmental control projects totaled approximately $.3 million, $1.1 million and $5.9 million, respectively. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the forseeable future.

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

PART I

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

      As set forth below, the Company's 1997 second quarter results were impacted by the strike which began on October 1, 1996. On August 1, 1997, tentative agreement was reached on a new collective bargaining agreement, which was ratified by the USWA - represented employees on August 12, 1997. The Company reported a $31.1 million net loss in the 1997 second quarter as a result of the work stoppage.

      Net sales for the second quarter of 1997 totaled $128.5 million on shipments of steel products of 165,714 tons. Net sales for the 1996 second quarter totaled $357.8 million on shipments of 673,408 tons. The decrease in sales and tons shipped is primarily attributable to the work stoppage at eight plants located in Ohio, Pennsylvania and West Virginia. No steel products were being produced or shipped at these facilities which represent approximately 80% of the tons shipped by the Company on an annual basis. Average sales prices have increased due primarily to a change in product mix.

      Second quarter 1997 operating costs decreased by 48.3% from $337.2 million to $174.5 million compared to the 1996 second quarter. The decrease in operating costs reflects the effects of the strike on the volume of steel products shipped. The higher operating costs per ton shipped reflects higher fixed cost absorption, increased purchases of semi-finished steel and a higher-cost mix of products shipped. There was no raw steel produced in the 1997 second quarter, compared to raw steel production of 598,323 tons and an operating rate of 100% in the 1996 second quarter.

      Depreciation expense decreased to $11.4 million in the 1997 second quarter from $19.6 million in the 1996 second quarter, due to the effects of the strike on production and the units of production depreciation method.

      Interest expense for the second quarter of 1997 increased $.5 million to $7.0 million from $6.5 million in the 1996 second quarter due to higher levels of short term borrowings.

      Other income decreased $4.8 million to $5.2 million, in the 1997 second quarter from $10.0 million in the 1996 second quarter. The decrease reflects a lower return on short term investments and equity losses on the Ohio Coatings Company joint venture start-up.

      The 1997 second quarter tax benefit reflects an estimated annual effective tax rate of 35%, compared to the 1996 second quarter effective tax rate of 30%.

      Net loss for the 1997 second quarter totaled $31.1 million, or $1.58 per share of common stock. The 1996 second quarter net profit totaled $16.8 million, or $.42 per share of common stock.

      Net sales for the first half of 1997 totaled $242.1 million on shipments of steel products of .3 million tons. Net sales for the 1996 first half totaled $673.3 million on shipments of 1.3 million tons. The decrease in net sales and shipments reflects the effects of the strike.

      Operating costs for the 1997 first half totaled $343.4 million. Operating costs for the 1996 first half totaled $647.5 million. The decrease in operating costs reflects the effects of the strike on the volume of steel products shipped. Operating costs per ton increased to $1,074 per ton from $505 per ton in the 1996 first half. The higher operating costs per ton shipped reflects higher fixed cost absorption, increased purchases of semi-finished steel, a higher-cost mix of products shipped and higher natural gas prices. There was no raw steel produced in the 1997 first half, compared to 1.2 million tons of raw steel production in the 1996 first half.

      Depreciation expense decreased to $22.8 million in the first half from $38.7 million in the 1996 first half. The decrease is due to the effects of the strike on production and the units of production depreciation method.

      Other income decreased to $4.2 million in the 1997 first half from $13.1 million in the 1996 first half. The decrease is due to mark to market and trading losses on short-term investments and equity losses on the Ohio Coatings Company joint venture start-up.

      The 1997 and 1996 first half tax provision (benefit) reflects estimated annual effective tax rates of 35% and 30%, respectively. The federal statutory tax rate is 35%. The 1996 effective tax rate was lower due to the effect of certain permanent tax adjustments on a relatively low pre-tax loss.

      Net loss for the 1997 first half totaled $71.8 million, or $3.50 per share of common stock. Net income for the 1996 first half totaled $18.0 million, or $.25 per common share.

FINANCIAL POSITION

      Net cash flow used in operating activities for the first half of 1997 totaled $2.1 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $259.7 million at June 30, 1997, an increase of $44.3 million from December 31, 1996. The increase in inventories is due to increases in furnace coke, equity iron ore pellets and Wheeling Corrugating products.

      In the first half of 1997, $4.7 million was spent on capital improvements including $.3 million on environmental control projects. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years will exceed depreciation expense and represent a material use of operating funds.

      As amended, the RCF provides the Company with continuing financial resources. The RCF expires on May 3, 1999. In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At June 30, 1997 letters of credit totaling $22.4 million were issued under this facility. No amounts have been drawn down pursuant to these letters of credit. The letters of credit are collateralized by U.S. government securities owned by the Company and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit. The collateral is recorded as non-current other assets.

      The Company has repurchased on the open market 7.0 million shares of its Common Stock and .6 million shares of preferred stock since the repurchase program was initiated in October 1994 for an aggregate purchase price of approximately $90.6 million. In the first half of 1997 the Company repurchased approximately 2.1 million shares of Common Stock and approximately .3 million shares of Preferred Stock. The Board of Directors had previously authorized the Company to repurchase the Company's outstanding Common and Preferred Stock, and the Company may, from time to time, continue to purchase additional shares.

LIQUIDITY

      The collective bargaining agreement between the USWA and the Company expired on October 1, 1996. The USWA initiated a strike on October 1, 1996, at eight of the Company's steel production and/or finishing facilities in Ohio, Pennsylvania and West Virginia. No steel products were being produced at or shipped from these facilities. These facilities represent 80% of the tonnage historically shipped by the Company on an annual basis. The Company reported a net loss of $71.8 million for financial reporting purposes in the 1997 first half as a result of the strike. As of June 30, 1997, the Company had cash and short-term investments in excess of $427 million. On August 1, 1997 the Company and the USWA announced that they had reached a tentative agreement on the terms of a new collective bargaining agreement. The tentative agreement was ratified on August 12, 1997 by USWA-represented employees. The new collective bargaining agreement provides for a defined benefit pension plan, a $2,000 signing bonus for each of approximately 4,500 employees and $1.50 in hourly wage increases over its term of not less than five years. It also provides for the reduction of 850 jobs through attrition, as well as mandatory multicrafting and modification of certain work practices. The Company anticipates its net cash flow from operations will be negative in the third quarter due to start-up of steel making and finishing operations over the next several months, depending on customer orders. The Company anticipates that implementation of the terms of the collective bargaining agreement will not impact in any material respect on the Company's liquidity and financial condition.

      On March 31, 1997, the Company, through a subsidiary, commenced a cash tender offer at $40 per share of common stock of Dynamics Corporation of America, a New York Stock Exchange-listed company. On April 9, 1997 the Company increased its offer to $45. Dynamics Corporation rejected the Company's offer and on May 12, 1997, announced that it had entered into a merger agreement to be acquired by CTS Corporation for $55 per share in cash and CTS common stock. On July 18, 1997, the Company announced that it had agreed to support the merger of Dynamics and CTS Corporation. Under the revised terms of that merger agreement, Dynamics stockholders will be able to elect to receive $58 per share in cash (for up to 49.9% of the total Dynamics shares outstanding) or .88 shares of CTS common stock for each share of Dynamics common stock. Based on the current market price of Dynamics and CTS common stock, WHX does not anticipate electing to receive cash.

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company historically satisfied its working capital requirements through cash on hand, investments, the accounts receivable asset securitization facility, borrowing availability under the RCF and funds generated from operations. External factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations and financial condition. During the 1997 first half the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on its financial condition or results of operations of the Company.

      When  used  in  the  Management's   Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: the risk of lost business and other uncertainties relating to the expiration of WPSC's collective bargaining agreement on October 1, 1996, and the resulting strike by the USWA which extended through August 12, 1997, the impact of the strike by the USWA on the Company's business and liquidity and the impact of the new labor contract.

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

      WHX will adopt SFAS No. 128 in the fourth quarter of 1997. Management believes that adoption of the new standard will not have a material effect on previously reported EPS amounts for the first or second quarters of 1997 and all of 1996.

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



                                WHX CORPORATION




                                /s/ F. G. CHBOSKY
                                -----------------------------
                                    F. G. Chbosky
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                     Principal Accounting Officer)







August 13, 1997