Form 10-Q
period 1997-09-30
WHX CORP
filed 1997-11-13
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          SEPTEMBER 30, 1997
                              --------------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to______________________________

     FOR QUARTER ENDED SEPTEMBER 30, 1997      COMMISSION FILE NUMBER 1-2394

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of October 15, 1997 was 20,771,322 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                          QUARTER ENDED SEPT. 30,                  NINE MONTHS ENDED SEPT. 30,
                                                        1997              1996                      1997              1996
                                                        ----              ----                      ----              ----
                                                                            (Dollars in Thousands)

NET SALES                                                $144,612          $391,925                $386,717         $1,065,233
---------

OPERATING COSTS
      Cost of goods sold                                  172,926           330,328                 459,594            902,657
      Depreciation                                          9,570            19,887                  32,352             58,560
      Selling and administration expense                   16,664            18,308                  50,566             53,489
      Profit sharing                                            -              1685                       -              2,990
      Special charge                                       88,910                -                   88,910                  -
                                                        ---------     -------------             -----------    ---------------

                                                          288,070           370,208                 631,422          1,017,696
                                                         --------          --------              ----------          ---------

OPERATING INCOME (LOSS)                                  (143,458)           21,717                (244,705)            47,537
-----------------------

      Interest expense                                      7,594             6,507                  21,025             19,740
      Other income                                         10,457             9,529                  14,625             22,641
                                                        ---------        ----------              ----------         ----------

INCOME BEFORE TAXES                                      (140,595)           24,739                (251,105)            50,438
-------------------

      Tax provision (benefit)                             (49,208)            7,422                 (87,887)            15,132
                                                        ----------       ----------              ----------         ----------

NET INCOME (LOSS)                                         (91,387)           17,317                (163,218)            35,306
-----------------

Dividend requirement for  preferred stock                   5,152             5,601                  15,505             16,922
                                                       ----------        ----------              ----------         ----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK            $ (96,539)         $ 11,716               $(178,723)         $  18,384
--------------------------------------------            ==========         ========               ==========         =========

Income (loss) per share of common stock:

      Primary:                                             $(4.49)             $.45                  $(7.84)              $.69
                                                           =======             ====                  =======              ====

      Fully Diluted:                                       $(4.49)             $.39                  $(7.84)              $.68
                                                           =======             ====                  =======              ====


See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                           1997                      1996
                                                                           ----                      ----
                                                                             (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                          $     1,761               $    35,020
      Short term investments                                                 552,307                   447,562
      Trade receivables - net                                                 25,147                    25,805

      Inventories:
          Finished and semi-finished products                                143,392                   126,678
          Raw materials                                                      133,213                    80,147
          Other materials and supplies                                        18,363                    19,476
          Excess of LIFO over current cost                                   (10,899)                  (10,899)
                                                                        ------------               -----------
                                                                             284,069                   215,402

      Other current assets                                                    11,738                    13,942
                                                                          ----------               -----------
                          Total current assets                               875,022                   737,731

Property, plant and equipment at cost, less
      accumulated depreciation and amortization                              739,800                   755,412
Deferred income taxes                                                        191,081                   100,157
Intangible asset - pensions                                                   77,180                         -
Other non-current assets      121,134                                        125,479
                          -----------                                    -----------
                                                                          $2,004,217                $1,718,779
                                                                          ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                                       $ 102,100                  $ 59,477
      Short Term Borrowings                                                  356,120                    70,223
      Deferred income taxes - current                                         32,806                    30,649
      Other current liabilities                                              113,308                    83,090
      Long-term debt due in one year                                             461                     2,336
                                                                        ------------                ----------
                          Total current liabilities                          604,795                   245,775

Long-term debt                                                               267,874                   268,198
Pension liability                                                            156,446                         -
Other employee benefit liabilities                                           414,619                   435,502
Other liabilities                                                             48,835                    49,096
                                                                        ------------               -----------
                                                                           1,492,569                   998,571
                                                                          ----------                ----------
Redeemable Common Stock - 395 shares
      and 411 shares                                                           5,502                     5,771
                                                                         -----------               -----------

Stockholders' Equity:
      Preferred Stock $.10 par value - 5,883 shares
          and 6,137 shares                                                       589                       614
      Common Stock - $.01 par value - 20,385
          shares and 24,328 shares                                               204                       245
      Unrealized gain on securities
          available for sale                                                  17,436                         -
      Additional paid-in capital                                             609,803                   658,123
      Accumulated earnings                                                  (121,886)                   56,837
                                                                         -----------              ------------
                                                                             506,146                   715,819
Less treasury stock - 157 shares                                                 -                      (1,382)
Total stockholders equity                                                    506,146                   714,437

                                                                          $2,004,217                $1,718,779
                                                                          ==========                ==========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                              NINE MONTHS ENDED SEPT. 30,
                                                                            1997                      1996
                                                                            ----                      ----
                                                                                (Dollars in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
      Net income                                                          $ (163,218)                 $ 35,306
      Non cash expenses:
          Depreciation                                                        32,599                    58,808
          Other postemployment benefits                                       (1,390)                    4,100
          Income taxes                                                       (88,246)                    7,300
          Gain on sale of assets                                                 835                      (130)
          Equity income in affiliated companies                                1,191                    (5,845)
          Special charges, net of current portion                             57,459                         -
          Other items not affecting cash                                       3,655                         -
Decrease (increase) in working capital elements:
          Trade receivables                                                   (2,842)                  (58,611)
Inventories   (68,667)                                                        15,109
          Other current assets                                                 2,204                     7,976
          Trade payables                                                      42,623                   (14,746)
          Short term investments(trading)                                    (54,878)                   (9,929)
          Trade account borrowings                                           190,279                         0
          Other current liabilities                                           29,863                     4,892
      Other items - net                                                       (2,685)                     (866)
                                                                         -----------                -----------

          Net cash (used in) provided from operating activities              (21,218)                   43,364
                                                                          ----------                  --------

CASH FLOW FROM INVESTING ACTIVITIES:
      Short term investments-available for sale                              (32,430)                    7,920
      Plant additions and improvements                                       (19,323)                  (31,870)
      Proceeds from asset sales                                                1,217                       539
      Dividends received from affiliated companies                             2,500                     2,500
      Investment in/advances to joint ventures                                (5,450)                  (17,240)
                                                                          ----------                  ---------

          Net cash used in investing activities                              (53,486)                  (38,151)
                                                                           ---------                  --------

CASH FLOW FROM FINANCING ACTIVITIES:
      Proceeds from warrants                                                       -                     5,170
      Proceeds from receivable securitization                                  3,500                    (2,000)
      Short term borrowings (repayments)                                      95,618                     5,807
      Long-term borrowings (repayments)                                       (2,199)                   (4,822)
      Repurchase of common stock                                             (38,876)                  (18,303)
      Preferred stock retirement                                              (9,839)                  (10,147)
      Preferred stock dividends                                              (15,505)                  (16,926)
      Letter of credit collateralization                                       8,999                      (116)
      Redemption of common stock                                                (253)                     (441)
                                                                           ---------                 ----------

          Net cash (used in) provided from financing activities               41,445                   (41,778)
                                                                            --------                  ---------

DECREASE IN CASH AND
      CASH EQUIVALENTS                                                       (33,259)                  (36,565)

Cash and cash equivalents
      at beginning of period                                                  35,020                    43,006
                                                                             -------                  --------

CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                       $ 1,761                  $  6,441
                                                                             =======                  ========

See notes to consolidated financial statements.

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of September 30, 1997, the consolidated statement of income for the three and nine month periods ended September 30, 1997 and 1996, and the consolidated statement of cash flow for the nine month periods ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position at September 30, 1997 and the results of operations and changes in cash flow for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS SEGMENT

             The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company's products include hot rolled and cold rolled sheet, and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, bridge form and other products used primarily by the construction, highway and agricultural markets. It also manufactures steel framing components for wall, floor and roofing systems and other roll formed expanded metal construction accessories.

NOTE 1 - COLLECTIVE BARGAINING AGREEMENT

             The Company's labor agreement with the USWA expired on October 1, 1996. On August 1, 1997 the Company and the USWA announced that they had reached a tentative agreement on the terms of a new collective bargaining agreement. The tentative agreement was ratified on August 12, 1997 by USWA-represented employees. The new collective bargaining agreement provides for a defined benefit pension plan, a retirement enhancement program, short-term bonuses and special assistance payments for employees not immediately recalled to work and $1.50 in hourly wage increases over its term of not less than five years. It also provides for the reduction of 850 jobs, mandatory multicrafting as well as modification of certain work practices.

NOTE 2 - SPECIAL CHARGE

             The Company recorded a special charge of $88.9 million in the third quarter of 1997. The special charge is related to certain benefits included in its new collective bargaining agreement described in Note 1 above.

             The special charges included enhanced retirement benefits to be paid under the defined benefit pension program which totaled $66.7 million and were recorded under the provisions of

      Statement of Financial Accounting Standard No.88, Employers' Accounting For Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and various other charges which totaled $22.2 million. Of this special charge $12.4 million was paid in the third quarter of 1997.

             The Company also recorded an additional pension liability of $77.2 million under the provisions of Statement of Financial Accounting Standard No. 87, Employers' Accounting for Pensions with an offsetting debit to an intangible pension asset. The Company's unfunded accumulated pension benefit obligation totaled $162.0 million as of September 30, 1997.

NOTE 3 - EARNINGS PER SHARE

             The computation of primary earnings per share of common stock is based upon the average shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of assuming the exercise of outstanding stock options. Outstanding stock options granted to officers, directors and key employees totaled 2.3 million at September 30, 1997. The computation of fully diluted earnings per share further assumes the sale of all redeemable common stock into the public market and conversion of all convertible preferred stock, unless their inclusion has an anti-dilutive effect. The inclusion of common stock equivalents, sale of redeemable common stock and/or conversion of the convertible preferred stock would have been anti-dilutive in the third quarter of 1997 and for the nine-month period ended September 30, 1997. The conversion of the convertible preferred stock would have been anti-dilutive for the nine-month period of 1996.

The average shares used in the computations were as follows: (in thousands)

                                                 Quarter Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                1997             1996                 1997              1996
                                                ----             ----                 ----              ----

                   Primary                     21,513           25,887                22,792            26,710
                   Fully diluted               21,513           43,760                22,792            27,126


      REDEEMABLE COMMON STOCK

             Certain present and former employees of the Company have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of September 30, 1997, redeemable common stock outstanding totaled 395,287 shares.

NOTE 4 - SHORT TERM INVESTMENTS

             The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance. At September 30, 1997 unrealized holding gains on available-for-sale securities in the amount of $17.4 million were reported as a separate component of stockholder's equity. There were no available-for-sale securities at September 30, 1996. Net unrealized holding gains or losses on trading securities included in net income for the third quarter of 1997 and 1996 were a gain of $4.7 million and a loss of $2.9 million, respectively.

NOTE 5 - SALES OF RECEIVABLES

             In 1994 a special purpose wholly-owned subsidiary of Wheeling-Pittsburgh Steel Corporation ("WPSC"), entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, Wheeling Construction Products, Inc. and Pittsburgh-Canfield Corporation. The agreement expires in August 1999. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 WPSC entered into an agreement to include the receivables generated by Unimast in the pool of accounts receivable sold. Accounts receivable at September 30, 1997 and 1996 exclude $48.5 million and $65 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this agreement range from 7.42% to 8.5% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

NOTE 6 - REVOLVING CREDIT FACILITY

             In December 1995 Wheeling-Pittsburgh Steel Corporation entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit.

             The RCF expires on May 3, 1999. Interest rates are based on the Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%, but the margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. The letter of credit fee is 2.25% and is also performance based.

             Borrowings are secured primarily by 100% of the eligible inventory of Wheeling-Pittsburgh Steel Corporation, Pittsburgh-Canfield Corporation, Wheeling Construction Products, Inc. and Unimast, and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distributions of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. Borrowings outstanding against the RCF at September 30, 1997 totaled $97.0 million. No letters of credit were outstanding under the RCF.

             In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At September 30, 1997 letters of credit totaling $16.9 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

NOTE 7 - CONTINGENCIES

      ENVIRONMENTAL MATTERS

             The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at seven waste disposal sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $3 million and $4 million. At four other sites the costs are estimated to aggregate up to $700,000. The Company lacks sufficient information regarding the remaining sites to form an estimate. Non-current accrued environmental liabilities totaled $7.4 million at September 30, 1997 and $7.5 million at September 30, 1996. These liabilities were determined by the Company, based on all available information, including information provided by third parties, and existing laws and regulations then in effect, and are reviewed and adjusted quarterly as new information becomes available. Based upon all available information, the Company does not anticipate that assessment and remediation costs resulting from the Company being a potentially responsible party will have a material adverse effect on the financial condition or results of operations of the Company. However, as further information becomes available, the Company will reassess such evaluations.

             The Company, as well as other steel companies, is subject to demanding environmental standards imposed by federal, state and local environmental laws and regulations. For the nine months ended September 30, 1997 and years 1996 and 1995 aggregate capital expenditures for environmental control projects totaled approximately $1.8 million, $6.8 million and $5.9 million, respectively. The Company is currently funding its share of remediation costs. The Company believes that these remediation costs are not significant and will not be significant in the foreseeable future.

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

NOTE 8 - SUBSEQUENT EVENT

      $350 MILLION SENIOR NOTE OFFERING

             On November 4, 1997, the Company announced that Wheeling-Pittsburgh Corporation, a wholly owned subsidiary, intends to privately place with institutional investors approximately $350 million of Senior Notes. The net proceeds will be used primarily to defease its outstanding 9 3/8% Senior Notes and to reduce borrowings under its RCF.

PART I

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

      On August 12, 1997, the Company and the USWA entered into a new 5-year collective bargaining agreement which settled a ten month strike. The strike directly affected facilities accounting for approximately 80% of the Company's steel shipments. The new labor agreement provides for the elimination of 850 hourly employees (approximately 20% of the Company's workforce), restructuring of work rules and manning requirements and a reduction in the expense associated with retiree healthcare costs. The improved work rules should allow the Company to ship at pre-strike levels with 850 fewer hourly employees.

      The Company is directing its selling efforts to attain pre-strike sales and production levels. Market conditions for the products produced by the Company have remained stable since the time of the Company's return to operation after settlement of the strike. The orders booked by the Company to date have been at prices comparable to those prevailing in the market. All of the Company's production facilities have resumed operations as of September 30, 1997. Full primary steel operations are expected during the fourth quarter of 1997. The Company expects to be at full shipping levels, at competitive market pricing, during the second quarter of 1998.

      The Company believes that it has sufficient resources to fund the start-up of its production facilities for re-entry to the marketplace. These resources, which are in excess of $150 million, include the sale of coke produced and not shipped during the strike, the sale of receivables under the receivables securitization agreement and availability under the RCF.

THREE MONTHS ENDED SEPTEMBER 30, 1997
      COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

      As set forth below, the Company's third quarter results were impacted by the strike which began on October 1, 1996 and continued to August 12, 1997. The Company reported a $91.4 million net loss in the third quarter of 1997, including a special charge totaling $88.9 million for benefits included in the new collective bargaining agreement related to enhanced retirement benefits, short-term bonuses and special assistance payments for those not returning to work immediately.

      Net sales for the third quarter of 1997 totaled $144.6 million on shipments of .2 million tons of steel products. Net sales for the 1996 third quarter totaled $391.9 million on shipments of .7 million tons of steel products. The decrease in sales and tons shipped is primarily attributable to the strike at eight plants located in Ohio, Pennsylvania and West Virginia. No steel products were being produced or shipped at these facilities which represent approximately 80% of the tons shipped by the Company on an annual basis. Average sales prices per ton increased to $705 from $534 per ton in the 1996 third quarter. The increase in average price per ton is primarily attributable to continued shipment of Wheeling Corrugating's higher value-added product mix during the strike. Steel prices also increased 3.2%.

      Cost of goods sold for the third quarter of 1997 totaled $172.9 million, compared to $330.3 million for the 1996 third quarter. The decrease in costs of goods sold reflects the effects of the strike on volume of steel products shipped. Cost of goods sold per ton increased to $843 per ton from $450 per ton. The increase in costs per ton shipped reflects higher fixed cost absorption due to lower volumes shipped, increased purchases of steel for use by Wheeling Corrugating and Pittsburgh-Canfield Corporation operations, and a higher-cost mix of products shipped. Raw steel production in the third quarter of 1997 totaled .1 million tons, compared to .6 million tons in the 1996 third quarter.

      Depreciation decreased to $9.6 million in the third quarter of 1997 from $19.9 million in the 1996 third quarter. The decrease is due to the effects of the strike on production and the units of production depreciation method.

      Selling, administration and general expense decreased to $16.7 million in the third quarter of 1997 from $18.3 million in the 1996 third quarter. The decrease is due to a reduced salaried workforce, lower property and liability insurance premiums, and lower computer time sharing expense.

      The third quarter of 1997 includes a special charge for benefits included in the new collective bargaining agreement totaling $88.9 million described above.

      Interest expense for the third quarter of 1997 increased to $7.6 million from $6.5 million in the 1996 third quarter. The increase is due to increased short-term borrowings.

      Other income increased to $10.5 million in the third quarter of 1997 from $9.5 million in the 1996 third quarter. The increase reflects a higher return on mark-to-market short-term investments partially offset by equity losses for start-up of the Ohio Coatings Company joint venture.

      The tax benefit of $49.2 million for the third quarter of 1997 and tax provision of $7.4 million for the 1996 third quarter reflect estimated annual effective tax rates of 35% and 30%, respectively. The 1996 rate is lower than the statutory rate of 35% due to the effect of permanent tax differences on a relatively low pre-tax income.

      Net loss for the third quarter of 1997 totals $91.4 million, or $4.49 per share of common stock. Excluding the special charge, the loss would have been $33.6 millions or $1.80 per share of common stock. Net income for the third quarter of 1996 totaled $17.3 million, or $.45 per share of common stock.

NINE MONTHS ENDED SEPTEMBER 30, 1997
      COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

      Net sales for the first nine months of 1997 totaled $386.7 million on shipments of .5 million tons of steel products. Net sales for the same period of the prior year totaled $1,065.2 million on shipments of 2.0 million tons. The decrease in sales and tons shipped is primarily attributable to the work stoppage at eight plants located in Ohio, Pennsylvania and West Virginia. No steel products were being produced or shipped at these facilities which represent approximately 80% of the tons shipped by the Company on an annual basis. Average sales prices increased to $737 per ton from $529 per ton in the 1996 nine month period. The increase in average price per ton is primarily attributable to a higher value-added product mix, steel prices also increased 2.9%

      Cost of goods sold for the 1997 nine months totaled $459.6 million, compared to $902.7 million for the 1996 nine month period. The decrease in cost of goods sold reflects the effects of the strike on the volume of steel products shipped. Cost of goods sold per ton increased to $876 per ton from $448 per ton. The increase in cost per ton shipped reflects higher fixed cost absorption due to lower volumes shipped, increased purchases of steel for use by Wheeling Corrugating and Pittsburgh-Canfield operations, and a higher-cost mix of products shipped. Raw steel production in the 1997 nine month period totaled .1 million tons, compared to 1.8 million tons in nine months of 1996.

      Depreciation decreased to $32.4 million for nine months of 1997 from $58.6 million for nine months of 1996. The decrease in depreciation is due to the effects of the strike on production and the units of production depreciation method.

      No profit sharing was earned in the first nine months of 1997 as a result of the strike and its impact on pre-tax income. Profit sharing totaled $3.0 million in the corresponding 1996 nine month period.

      Selling, administrative and general expense decreased to $50.6 million for 1997 nine months from $53.5 million in the 1996 nine month period due to a reduced salaried workforce, lower property and liability insurance premiums, and lower computer time sharing.

      The third quarter loss includes a special charge for benefits included in the new collective bargaining agreement totaling $88.9 million ($57.8 million after tax), related to enhanced retirement benefits, bonuses for hourly and salaried employees and special assistance payments for those not returning to work immediately.

      Interest expense for the nine months of 1997 totaled $21.0 million, an increase of $1.3 million over 1996, due to increased short term borrowings and lower amounts of capitalized interest.

      Other income for the nine months of 1997 totaled $14.6 million, compared to other income of $22.6 million for nine months of 1996. The decrease is due primarily to equity losses for start-up of the Ohio Coatings Company joint venture.

      The 1997 tax benefit and 1996 tax provision for the nine month periods reflect estimated annual effective tax rates of 35% and 30%, respectively. The 1996 rate is lower than the statutory rate of 35% due to the effect of permanent tax differences on a relatively low pre-tax income.

      Net loss for the 1997 nine months totaled $163.2 million, or $7.84 per share of common stock. Excluding the special charge, the loss would be $105.4 million, or $5.31 per share of common stock. Net income for nine months 1996 totaled $35.3 million, or $.69 per share of common stock.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 1997 the Company had cash and short-term investments of $554.1 million and short term borrowings of $356.1 million.

      Net cash flow used in operating activities for the first nine months of 1997 totaled $21.2 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $284.1 million at September 30, 1997, an increase of 68.7 million from December 31, 1996. The increase in inventories is due primarily to increases in furnace coke and equity iron ore pellets. Net cash flow used in investing activities for the first nine months of 1997 totaled $53.5 million, including capital expenditures of $19.3 million. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years, will approximate depreciation expense and will represent a material use of operating funds. The Company anticipates funding its capital expenditures from cash on hand, investments and funds generated from operations. Net cash flow provided from financial activities totaled $41.4 million, including borrowings under the RCF of $97.0 million, offsetting funds used to repurchase common and preferred stock of $48.7 million, and funds used to pay preferred dividends of $15.5 million.

      In August 1994 the Company entered into an agreement to sell, up to $75 million on a revolving basis, an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC and two of its affiliates, Wheeling Construction Products, Inc. and Pittsburgh-Canfield Corporation. The agreement expires in August 1999. In July 1995, WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995, WPSC entered into an agreement to include the receivables generated by Unimast in the pool of accounts receivable sold. Account receivable at September 30, 1997, exclude $48.5 million representing accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees under this agreement range from

7.42% to 8.50% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

      On December 28, 1995, WPSC entered into a new RCF with Citibank, N.A. as agent. The RCF, as amended, provides for borrowing for general corporate purposes of up to $150 million, and a $35 million sub-limit for letters of credit. The RCF expires May 3, 1999. Interest is calculated at a Citibank prime rate plus 1.0% and or a Eurodollar rate plus 2.25%. Borrowings under the Revolving Credit Facility are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The RCF has certain financial covenants restricting indebtedness, liens and distributions. As of September 30, 1997, borrowings in the amount of $97.0 million were outstanding under the RCF. No letters of credit were outstanding under the RCF.

      On November 4, 1997, the Company announced that Wheeling-Pittsburgh Corporation, a wholly owned subsidiary, intends to privately place to institutional investors approximately $350 million of Senior Notes. The net proceeds will be used primarily to defease its outstanding 9 3/8% Senior Notes and to reduce borrowings under the RCF.

      In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At September 30, 1997, letters of credit totaling $16.9 million were issued under this facility. No amounts have been drawn down pursuant to these letters of credit. The letters of credit are collateralized by U.S. government securities owned by the Company and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit. The collateral is recorded as other non-current assets.

      As of September 30, 1997, the Company had repurchased on the open market and retired 9.1 million shares of its Common Stock for an aggregate purchase price of approximately $89.0 million, including 2.1 million shares of Common Stock purchased in the third quarter of 1997 for approximately $23.2 million, and 4.2 million shares of Common Stock and .3 million shares of Preferred Stock for the nine month period for approximately $48.7 million. The Board of Directors had previously authorized the Company to repurchase up to 10.1 million shares of its outstanding Common Stock, and up to .3 million of its outstanding Series A and up to .7 million of its Series B Convertible Preferred Stocks. The Company may, from time to time, continue to purchase additional shares of Common Stock and Preferred Stock.

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

      When  used  in  the  Management's   Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, the following: the risk of lost business and other uncertainties relating to the ten month strike and the effects and length of the start-up period following the labor settlement, and its impact on the Company's business and liquidity.

      The Company will adopt SFAS No. 128 in the fourth quarter of 1997. Management believes that adoption of the new standard will not have a material effect on previously reported EPS amounts for prior quarters of 1997 and 1996.

PART II         OTHER INFORMATION










Item 6.(a)      EXHIBITS

                10.1 Agreement by and between the Company and P.J. Mooney effective as of October 17, 1997.

                27 Financial Data Schedule

    6.(b)       REPORT ON FORM 8-K

                On September 30, 1997 the Company filed a report on Form 8-K. The report included a press release by the Company that disclosed an anticipated third quarter special charge of approximately $90 million related to a retirement enhancement program and various short-term bonus/unemployment payments stipulated in the Company's new collective bargaining agreement ratified on August 12, 1997.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WHX CORPORATION




                                            /s/  J. R. SCHEESSELE
                                                 -----------------------------
                                                 J. R. Scheessele
                                                 President
                                                Acting Chief Accounting Officer



November 12, 1997