Form 10-K405
period 1997-12-31
WHX CORP
filed 1998-03-19
CIK 106618

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997.

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

                                                        Name of each exchange on
         Title of each class                                which registered
Common Stock, $.01 par value                             New York Stock Exchange
Series A Convertible Preferred Stock, $.10 par value     New York Stock Exchange
Series B Convertible Preferred Stock, $.10 par value     New York Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Aggregate market value of Common Stock held by non-affiliates of the Registrant as of March 2, 1998 was $273.4 million, which value, solely for the purposes of this calculation excludes shares held by Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of March 2, 1998 was 18,669,175, including 340,649 shares of redeemable Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Definitive proxy statement to be filed pursuant to Regulation 14 A in connection with the 1998 annual meeting of stockholders Part III.

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

         The Company, through two operating units of WPC, the Steel Division and Wheeling Corrugating Company ("Wheeling Corrugating"), and Unimast, shipped 1.1 million tons of steel products in 1997. In 1997, the Company reported sales of $642.1 million and a net loss of $199.8 million (before preferred stock dividends of $20.7 million). Results for 1997 reflect a strike by the United Steelworkers of America ("USWA") which began October 1, 1996 and ended August 12, 1997. No steel products were produced or shipped at eight of the Company's plants located in Ohio, Pennsylvania and West Virginia during the strike, representing approximately 80% of the tons shipped by the Company on an annual basis. None of the Wheeling Corrugating facilities outside the Ohio Valley, or Unimast and Pittsburgh Canfield facilities, were involved in the work stoppage; however, the work stoppage at the eight plants adversely affected the Company's ability to supply steel to these downstream operations, which acquired their steel supply from external sources. The new five-year labor agreement with the USWA provides for a defined benefit pension plan, a retirement enhancement program, bonus and special assistance payments and $1.50 in hourly wage increases over five years. It also provides for the reduction of 850 jobs, mandatory multicrafting and the modification of certain work practices. All of WPSC's raw steel producing facilities were restarted as of September 30, 1997, and the Company expects to be producing and shipping at pre-strike production levels and shipping its historical mix of products by June 30, 1998.

         WPC is a vertically integrated manufacturer of predominantly value-added flat rolled steel products. WPC sells a broad array of value-added products, including cold rolled steel, tin- and zinc-coated steels and fabricated steel products. WPC's products are sold to the construction industry, steel service centers, converters, processors, and the container, automotive and appliance industries.

         WPSC believes it has a low cost structure as the result of: (i) the restructuring of its work rules and manning requirements under its new five-year labor agreement with the USWA, which settled the ten-month strike in August 1997; (ii) the strategic balance between its basic steel operations and its finishing and fabricating facilities; and (iii) its efficient production of low cost, high quality metallurgical coke.

         The new work rule package affords WPSC substantially greater flexibility in down-sizing its overall workforce, and assigning and scheduling work, thereby reducing costs and increasing efficiency. Furthermore, WPSC expects to maintain pre-strike steel production levels with 850 fewer employees (a reduction of approximately 20% in its hourly workforce).

         WPSC has structured its operations so that its hot strip mill and downstream operations have greater capacity than its raw steel making operations. WPSC therefore can purchase slabs, if available at competitive prices, and ship at greater than 100% of its internal production capacity in periods of high demand, while maintaining the ability to curtail such purchases and still operate its basic steel facilities at or near capacity during periods of lower demand. WPSC believes this flexibility results in enhanced profitability throughout an economic cycle. WPSC also believes that it produces metallurgical coke at a substantially lower cost than do other coke manufacturers because of its proximity to high quality coal reserves and its efficient coke producing plant. This reduces WPSC's costs and, if coke demand remains high, allows it to sell excess coke profitably in the spot and contract markets.

         WPC conducts its operations primarily through two operating units, the Steel Division and Wheeling Corrugating. The Steel Division sells flat rolled steel products such as hot rolled, cold rolled, coated and tin mill steel. Wheeling Corrugating, it's primary downstream operation, is a fabricator of roll-formed products primarily for the construction and agricultural industries. As part of it's strategy to expand downstream operations, WPC has acquired several fabricating facilities to enhance profit margins and reduce exposure to downturns in steel demand. Other important examples of WPC's downstream operations are its joint venture interests in Wheeling-Nisshin, Inc. ("Wheeling-Nisshin") and Ohio Coatings Company ("OCC"). Wheeling-Nisshin, in which it owns a 35.7% interest, produces and ships from its state-of-the-art production facility a diverse line of galvanized, galvannealed, galvalume and aluminized products, principally to steel service centers and the construction and automotive industries. OCC, in which WPC owns a 50% interest, operates a new tin coating facility that commenced commercial production in January 1997. WPC has long-term contracts to supply up to 75% of Wheeling-Nisshin's steel requirements and approximately 90% of OCC's. These downstream operations and joint ventures are integral to the WPC strategy of increasing shipments of higher value-added steel products while decreasing dependence on hot rolled coils, a lower-margin commodity steel product.

         In March 1995 the Company acquired Unimast, a leading manufacturer of steel framing and related accessories for residential and commercial building construction with shipments of approximately 219,000 tons in 1997. Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories. In January 1998 Unimast expanded its business through the acquisition of Clinch-on Products, Inc. ("Clinch-on"), a manufacturer of steel cornerbead and trims for both the non-residential and residential construction markets with approximately 14,000 tons annual capacity.

BUSINESS STRATEGY

         The Company's business strategy includes the following initiatives:

         IMPROVE COST STRUCTURE. The new labor agreement has allowed WPSC to eliminate 850 hourly positions (approximately 20% of its pre-strike hourly workforce). The Company believes that these reductions, combined with the significantly more flexible work rules under the new labor agreement, will allow WPSC to operate at pre-strike levels with 850 fewer employees. As a result, the Company anticipates substantial cost savings and productivity improvements once pre-strike production levels are reached. In addition, WPSC has directed its capital expenditures towards upgrading and modernizing its steelmaking facilities, with a goal toward increasing productivity. These expenditures include modernization of its hot and cold rolling facilities and a major reline in 1995 of its No. 5 blast furnace located in Steubenville, Ohio. This reline increased productivity and provided WPSC with the ability to produce 100% of the hot metal necessary to satisfy caster production requirements from two rather than three blast furnaces. WPSC's ability to produce low cost, high quality metallurgical coke, in excess of its own requirements, helps it maintain its own low cost and benefits the Company through sale of the excess coke.

         The following table lists operating statistics for the Company and the steel industry (as reported by the American Iron and Steel Institute) for the five-year period ending December 31, 1997.

                                                            YEAR ENDED DECEMBER 31,
                                         1993          1994          1995        1996(1)       1997(1)
                                        -----         -----         -----         -----         -----
                                                              (TONS IN MILLIONS)
COMPANY RAW STEEL PRODUCTION ...         2.26          2.27          2.20          1.78           .66
      CAPABILITY ...............         2.40          2.40          2.40          2.40          2.40
      UTILIZATION ..............           94%           95%           92%         98.9%           90%
      SHIPMENTS ................          2.3           2.4           2.5           2.3           1.1
INDUSTRY RAW STEEL PRODUCTION(2)         97.9         100.6         104.9         105.3         107.5
      CAPABILITY ...............        109.9         108.2         112.4         116.1         121.4
      UTILIZATION ..............           89%           93%           93%           91%           89%
      SHIPMENTS ................         89.0          95.1          97.5         100.9         105.5

(1) RESULTS FOR 1996 AND 1997 WERE AFFECTED BY A TEN-MONTH WORK STOPPAGE AT THE COMPANY'S PRIMARY STEEL-MAKING FACILITIES BEGINNING OCTOBER 1, 1996. THE UTILIZATION RATE FOR THE NINE MONTHS PRIOR TO THE WORK STOPPAGE WAS 98.9%. THE UTILIZATION RATE FOR THE FOURTH QUARTER OF 1997 WAS 90%.

(2)      PRELIMINARY ESTIMATES REGARDING 1997.

         EXPAND PRODUCTION OF VALUE-ADDED PRODUCTS. The Company intends to continue to expand its sale of value-added products such as coated and fabricated steels in order to improve profit margins and reduce its exposure to commodity steel market volatility. This strategy is evidenced by the Company's expansion of Wheeling Corrugating, its purchase of Unimast and its emphasis on joint ventures, such as Wheeling-Nisshin and OCC, which give the Company access to downstream markets through long-term supply contracts. WPSC and Unimast will continue to target strategic acquisitions and joint ventures that support its sales of value-added products.

         Product Mix. The tables below reflect the historical product mix of the Company's shipments, expressed as a percentage of tons shipped. Increases in the percentage of higher value products have been realized during the 1990's as (i) the operations of Wheeling Corrugating were expanded, (ii) Wheeling-Nisshin's second coating line increased its requirements of cold-rolled coils from WPSC, and (iii) the Company acquired Unimast in March 1995. In addition, the OCC Joint Venture should enable the Company to increase tin mill product shipments up to an additional 91,000 tons compared to 1996 levels.

                                                           HISTORICAL PRODUCT MIX
                                                           YEAR ENDED DECEMBER 31
                                        1993          1994          1995         1996(1)       1997(1)
                                       ------        ------        ------        ------        ------
PRODUCT CATEGORY:
Higher Value-Added Products:
     Cold Rolled Products-Trade          11.1%         10.5%          7.5%          7.6%          4.5%
     Cold Rolled Products -
         Wheeling-Nisshin ......         15.6          17.3          17.9          15.6           6.2
     Coated Products(2) ........         20.4          21.7          20.3          18.7           9.0
     Tin Mill Products .........          8.8           7.2           6.7           7.0           2.6
     Fabricated Products
     Wheeling Corrugating and
         Unimast(2) ............         12.0          11.9          19.3          25.0          52.0
Higher Value-Added Products as a                                        9%          68.             3%
percentage of total shipments ..          67.             6%         71.7%         73.9%          74.
Hot Rolled Products ............         31.2%         31.4%         28.3%         26.1%         16.0%
Semi-Finished ..................          0.9            --            --            --           9.7
                                       ------        ------        ------        ------        ------
Total ..........................        100.0%        100.0%        100.0%        100.0%        100.0%
                                       ======        ======        ======        ======        ======
AVERAGE NET SALES PER TON              $  465        $  498        $  543        $  544        $  606

(1) The allocation among product categories was affected by the ten-month strike.

(2)      Reclassified for comparability.

STEEL DIVISION

         The Steel Division is WPC's primary steelmaking operation. Products produced by the Steel Division are described below. These products are transferred to Wheeling Corrugating for further processing and are sold directly to third party customers and Unimast, and to Wheeling-Nisshin and OCC pursuant to long-term supply agreements.

         COLD ROLLED PRODUCTS. Cold rolled coils are manufactured from hot rolled coils by employing a variety of processing techniques, including pickling, cold reduction, annealing and temper rolling. Cold rolled processing is designed to reduce the thickness and improve the surface characteristics and formability of the product. In its finished form, the product may be sold to service centers and to a variety of end users such as appliance or automotive manufacturers. In recent years, WPC has increased its cold rolled production to support increased sales to Wheeling-Nisshin, which is labeled as a separate product category above.

         COATED PRODUCTS. WPC manufactures a number of corrosion-resistant, zinc-coated products including hot dipped galvanized and electrogalvanized sheets for resale to trade accounts. The coated products are manufactured from a steel substrate of cold rolled or hot rolled pickled coils by applying zinc to the surface of the material to enhance its corrosion protection. WPC's trade sales of galvanized products are heavily oriented to unexposed applications, principally in the appliance, construction, service center and automotive markets. Typical industry applications include auto underbody parts, culvert pipe, refrigerator backs and heating/air conditioning ducts. WPC sells electrogalvanized products for application in the appliance and construction markets.

         TIN MILL PRODUCTS. Tin mill products consist of blackplate and tinplate. Blackplate is a cold rolled substrate (uncoated), the thickness of which is less than .0142 inches, and is utilized in the manufacture of pails, shelving and sold to OCC for the manufacture of tinplate products. Tinplate is produced by the electro-deposition of tin to a blackplate substrate and is utilized principally in the manufacture of food, beverage, general line and aerosol containers. While the majority of WPC's sales of these products is concentrated in a variety of container markets, WPC also markets products for automotive applications, such as oil filters and gaskets. WPC has phased out its existing tin mill facilities and will produce all of its tin coated products through OCC. WPC expects that its participation in OCC will enable it to expand WPC's presence in the tin plate market. OCC's $69 million tin coating mill, which commenced commercial operations in January 1997, has a nominal annual capacity of 250,000 net tons. WPC will supply up to 230,000 tons of the substrate requirements of the joint venture subject to quality requirements and competitive pricing. WPC and Nittetsu Shoji America, a major Japanese trading company's U.S. based operation, will act as the distributors of the joint venture's product, with WPC selling between 81% and 85% of production based on volume.

         HOT ROLLED PRODUCTS. Hot rolled coils represent the least processed of WPC's finished goods. Hot rolled black or pickled (acid cleaned) coils are sold to a variety of consumers such as converters/processors, steel service centers and the appliance industries. The converters/processors transform the hot rolled coil into a finished product such as pipe and tubing, while the service centers typically slit or cut the material to size for resale to the end user.

FABRICATED PRODUCTS
(WHEELING CORRUGATING AND UNIMAST)

         Fabricated products represented 65.7% or $422.1 million of the Company's net sales in 1997 and 34.0% or $418.7 million of the Company's net sales in 1996. Fabricated products consist of cold rolled or coated products further processed mainly via roll forming. The Company intends to increase sales of fabricated products through expansion, selective acquisitions of fabricating facilities and new product development. Wheeling Corrugating and Unimast market exclusively value-added products.

         Wheeling Corrugating is a fabricator of roll-formed products for the construction, highway, and agricultural products industries. In conjunction with the Company's business strategy of expanding its sales of higher value-added products, Wheeling Corrugating has increased its shipments of fabricated products by approximately 23% since 1993. Following the establishment of its Lenexa, Kansas and Minneapolis, Minnesota locations, Wheeling Corrugating expanded its regional operations, through acquisitions, in Wilmington, North Carolina (1993), Gary, Indiana, Warren, Ohio (1994) and Brooks, Medford and Klamath Falls, Oregon (1996). The regional presence of certain of these facilities has enabled Wheeling Corrugating to take advantage of low-cost barge freight from the Company's Ohio Valley plants and to provide customers in the outlying areas with competitive services through "just-in-time delivery." In some of its product lines, Wheeling Corrugating has substantial market share and therefore has increased opportunity to pursue higher profit margins. The Company believes that it would be difficult for a competitor to replicate Wheeling Corrugating's geographical breadth.

         In March 1995 the Company acquired Unimast, a leading manufacturer of steel framing and related accessories for residential and commercial building construction with shipments of approximately 191,000 tons of steel products in 1996 and 219,000 tons in 1997. Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories. Unimast also uses non-prime galvanized substrate for a material portion of its requirements, providing the Company an additional outlet for some portion of its non-prime products.

Unimast has facilities in Franklin Park, Illinois; Warren; Ohio; Morrow, Georgia; Baytown, Texas and Boonton, New Jersey.

         In January 1998 Unimast expanded its business through the acquisition of Clinch-on, a manufacturer of steel cornerbead and trims for both the non-residential and residential construction markets with approximately 14,000 tons annual capacity.

         The following table sets forth certain shipment information relating to Wheeling Corrugating and Unimast major product categories:

              NET TONS SHIPPED BY WHEELING CORRUGATING AND UNIMAST

                                             YEAR ENDED DECEMBER 31,
                               1993        1994        1995        1996        1997
                              -----       -----       -----       -----       -----
                                                (TONS IN THOUSANDS)
  Construction Products       146.2       151.7       335.4       404.3       417.1
  Agricultural Products       100.7       113.6       125.7       142.8       122.4
  Highway Products ....        19.5        16.4        20.0        16.8        11.4
  Other ...............         4.0         4.0         3.9         3.6          --
                              -----       -----       -----       -----       -----
Total Net Tons Shipped        270.4       285.7       485.0       567.5       550.9
                              =====       =====       =====       =====       =====

         CONSTRUCTION PRODUCTS. Construction products consist of roll-formed sheets, which are utilized in sectors of the non-residential building market such as commercial, institutional and manufacturing and steel framing, roofing systems and expanded metal accessories for the residential market. They are classified into three basic categories: roof deck; form deck; and composite floor deck. Roof deck is a formed steel sheet, painted or galvanized, which provides structural support in non-residential roofing systems. Form deck is a formed steel sheet, painted, galvanized or uncoated, that provides structural form support for structural or insulating concrete slabs in non-residential floor or roofing systems. Composite floor deck is a formed steel sheet, painted, galvanized or uncoated, that provides structural form support and positive reinforcement for structural concrete slabs in non-residential floor systems.

         AGRICULTURAL PRODUCTS. Agricultural products consist of roll-formed, corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings and certain residential roofing applications. These products can be manufactured from hot dipped or painted hot dipped galvanized coils. Historically, these products have been sold primarily in rural areas. In recent years, however, such products have found increasing acceptance in light commercial buildings.

         HIGHWAY PRODUCTS. Highway products consist of bridge form, which is roll-formed corrugated sheets utilized as concrete support forms in the construction of highway bridges.

WHEELING-NISSHIN

         The Company owns a 35.7% equity interest in Wheeling-Nisshin, which is a joint venture between the Company and Nisshin Holding, Incorporated, a wholly-owned subsidiary of Nisshin Steel Co., LTD., ("Nisshin"). Wheeling-Nisshin is a state-of-the-art processing facility located in Follansbee, West Virginia which produces among the lightest gauge galvanized steel products available in the United States. Shipments by Wheeling-Nisshin of hot dipped galvanized, galvanneal, galvalume and aluminized products, principally to the construction industry, have increased from 158,600 tons in 1988 to 686,100 tons in 1997. Wheeling-Nisshin products are marketed through trading companies, and its shipments are not consolidated into the Company's shipments.

         WPSC's amended and restated supply agreement with Wheeling-Nisshin expires in 2013. Pursuant to the amended supply agreement, WPSC will provide not less than 75% of Wheeling-Nisshin's steel substrate requirements, up to an aggregate maximum of 9,000 tons per week subject to product quality requirements. Pricing under the supply agreement is negotiated quarterly based on a formula which gives effect to competitive market prices. Shipments of cold rolled steel by WPSC to Wheeling-Nisshin were approximately 66,000 tons, or 6.2% of the Company's total tons shipped in 1997 and approximately 354,300 tons, or 15.6%, in 1996. Shipments to Wheeling Nisshin in 1997 and 1996 were negatively affected by the ten-month strike. Shipments to Wheeling Nisshin in 1995 totaled approximately 450,000 tons, or 17.9%.

OHIO COATINGS COMPANY

         WPC has a 50% equity interest in OCC, which is a joint venture between the Company and Dong Yang, a leading South Korea-based tin plate producer. Nittetsu Shoji America ("Nittetsu"), a U.S. based tin plate importer, holds non-voting preferred stock in OCC and will act, together with WPC, as a distributor of OCC's products. OCC completed construction of a $69 million state-of-the-art tin coating mill in 1996 and commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic electro-tin plating facility constructed in the past 30 years and is positioned to become a premier supplier of tin plate to the container and automotive industries. The OCC tin coating line is anticipated to have a nominal annual capacity of 250,000 net tons, and shipped approximately 71,000 tons in 1997. WPC has phased out its existing tin coating facilities and will produce all of its tin coated products through OCC. As part of the joint venture agreement, WPC has the right to supply up to 230,000 tons of the substrate requirements of OCC through the year 2012, subject to quality requirements and competitive pricing. WPC will market between 81% and 85% of OCC's products. In 1997 OCC had operating losses of $14.3 million, which reflected OCC's start-up, inability to source substrate during the strike and competitive market conditions for tinplate.

OTHER STEEL RELATED OPERATIONS OF THE COMPANY

The Company is the owner of coal reserves that have generated an average of $.7 million in annual royalties from 1993 to 1997. The Company is also a 12 1/2% equity partner in an iron ore mining partnership.


NON-STEEL RELATED INVESTMENTS OF THE COMPANY

         In October 1994, WHX Entertainment Corp., a wholly owned subsidiary of WHX, purchased a 50 percent interest in the operations of Wheeling-Downs Racing Association ("Wheeling-Downs") from Sportsystems Corporation for $12.5 million. Wheeling-Downs operates a racetrack and video lottery facility located in Wheeling, West Virginia.

CUSTOMERS

         The Company markets an extensive mix of products to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 33.3% of its net sales in 1995, 30.6% in 1996, and 25.9% in 1997. Wheeling-Nisshin was the only customer to account for more than 10% of net sales. Wheeling-Nisshin accounted for 13.8% and 11.5% of net sales in 1995 and 1996, respectively. No single customer accounted for more than 10% of net sales in 1997. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley. However, the Company has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. As discussed above, Wheeling Corrugating has acquired regional facilities to service an even broader geographical area. The acquisition of Unimast in March 1995 increased the Company's shipments to the construction industry and its ability to market its products to broad geographic areas. Unimast has facilities located in Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia; Baytown, Texas and Boonton, New Jersey.

         The Company's shipments historically have been concentrated within seven major market segments: construction industry, steel service centers, converters/processors, agriculture, container, automotive, and appliances. The Company's overall participation in the construction and the converters/processors markets substantially exceeds the industry average and its reliance on automotive shipments as a percentage of total shipments is substantially less than the industry average.

                        PERCENT OF TOTAL NET TONS SHIPPED

                                               YEAR ENDED DECEMBER 31,

MAJOR CUSTOMER CATEGORY:        1993        1994        1995        1996(1)     1997(1)
                                ----        ----        ----        ----        ----
Construction ............         17%         18%         22%         28%         44%
Steel Service Centers ...         33          32          27          24          26
Converters/Processors ...         26          28          26          23          13
Agriculture .............          5           5           6           7          11
Containers ..............          7           6           6           6           2
Automotive ..............          6           6           5           5           2
Appliances ..............          3           3           4           4           1
Exports .................          1          --           1          --          --
Other ...................          2           2           3           3           1
                                ----        ----        ----        ----        ----
     Total ..............        100%        100%        100%        100%        100%
                                ====        ====        ====        ====        ====

(1) The allocation among customer categories was affected by the ten-month strike.

         CONSTRUCTION. The Company's shipments to the construction industry are heavily influenced by the sales of Wheeling Corrugating and Unimast. Wheeling Corrugating services the non-residential and agricultural building and highway industries, principally through shipments of hot dipped galvanized and painted cold rolled products. With its acquisitions during the 1980's and early 1990's of regional facilities, Wheeling Corrugating has doubled its shipments and has been able to market its products into broad geographical areas. Unimast is a leading manufacturer of steel framing and related accessories for residential and commercial building construction. In January 1998 Unimast expanded its business through the acquisition of Clinch-on, a manufacturer of steel cornerbead and trims for both the non-residential and residential construction markets with approximately 14,000 tons annual capacity.

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

         CONVERTERS/PROCESSORS. The growth of the Company's shipments to the converters/processors market is principally attributable to the increase in shipments of cold rolled products to Wheeling-Nisshin, which uses cold rolled coils as a substrate to manufacture a variety of coated products, including hot dipped galvanized and aluminized coils for the automotive, appliance and construction markets. As a result of the second line expansion, the Company's shipments to Wheeling-Nisshin increased significantly beginning in 1993. The converters/processors industry also represents a major outlet for the Company's hot rolled products, which are converted into finished commodities such as pipe, tubing and cold rolled strip.

         AGRICULTURE. The Company's shipments to the agricultural market are principally sales of Wheeling Corrugating roll-formed, corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings.

         CONTAINERS. The vast majority of the Company's shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market. The balance of the Company's shipments to this market consists of cold rolled products for pails and drums. As a result of the OCC joint venture, the Company has begun to distribute products produced by OCC.

         AUTOMOTIVE. Unlike the majority of its competitors, the Company is not heavily dependent on shipments to the automotive industry. However, the Company has established higher value-added niches in this market, particularly in the area of hot dipped galvanized products for deep drawn automotive underbody parts. In addition, the Company has been a supplier of tin mill products for automotive applications, such as oil filters and gaskets. As a result of the strike, the Company was unable to secure automotive contracts for 1998. The Company anticipates it will be in a favorable position to compete for automotive contracts in future periods.

         APPLIANCE. The Company's shipments to the appliance market are concentrated in hot dipped galvanized, electrogalvanized and hot rolled coils. These products are furnished directly to appliance manufacturers as well as to blanking, drawing and stamping companies that supply OEMs. The Company has concentrated on niche product applications primarily used in washer/dryer, refrigerator/freezer and range appliances. The Company anticipates that it will retain a portion of its appliance contracts for 1998. However, due to the strike, the Company will not be able to secure a full level of shipments comparable to those achieved in 1996. The Company expects to be in a favorable position to compete for contracts to supply appliance manufacturers in 1999.

MANUFACTURING PROCESS

         In the Company's primary steelmaking process, iron ore pellets, coke, limestone, sinter and other raw materials are consumed in two blast furnaces to produce hot metal. Hot metal is further converted into liquid steel through its basic oxygen furnace ("BOF") process where impurities are removed, recycled scrap is added and metallurgical properties for end use are determined on a batch-by-batch (heat) basis. The Company's BOF has two vessels, each with a steelmaking capacity of 285 tons per heat. From the BOF, the heats of steel are sent to the ladle metallurgy facility ("LMF"), where the temperature and chemistry of the steel are adjusted to precise tolerances. All of the liquid steel from the LMF then is formed into slabs through the process of continuous casting. After continuous casting, slabs are reheated, reduced and finished by extensive rolling, shaping, tempering and, in certain cases, by the application of coatings at the Company's downstream operations. Finished products are normally shipped to customers in the form of coils or fabricated products. The Company has linked its steelmaking and rolling equipment with a computer based integrated manufacturing control system to coordinate production tracking and sales activities.

RAW MATERIALS

         WPC has a 12.5% ownership interest in Empire Iron Mining Partnership ("Empire") which operates a mine located in Palmer, Michigan. WPC is obligated to purchase approximately 12.5% or 1.0 million gross tons per year (at current production levels) of the mine's annual ore output. Interest in related ore reserves as of December 31, 1997, is estimated to be 21.1 million gross tons. WPC generally consumes approximately 2.4 million gross tons of iron ore pellets in its blast furnaces. WPC obtains approximately half of its iron ore from spot and medium-term purchase agreements at prevailing world market prices. It has commitments for the majority of its blast furnace iron ore pellet needs through 1999 from suppliers in North America.

         In November 1993, WPC sold the operating assets of its coal company to an unrelated third party. WPC also entered into a long-term supply agreement with such third party to provide WPC with a substantial portion of WPC's metallurgical coal requirements at competitive prices. WPC's coking operations require a substantial amount of metallurgical coal.

         WPC currently produces in excess of its coke requirements and typically consumes generally all of the resultant by-product coke oven gas. In 1997, approximately .9 million tons of coking coal were consumed in the production of blast furnace coke by WPC. WPC may continue to sell its excess coke and coke oven by-products to third-party trade customers. During the strike, WPC continued to produce coke at its Follansbee facility. WPC has entered into a contract with a major domestic integrated steel producer for the sale of coke produced by WPC during the strike.

         WPC's operations require material amounts of other raw materials, including limestone, oxygen, natural gas and electricity. These raw materials are readily available and are purchased on the open market. WPC is presently dependent on external steel scrap for approximately 8% of its steel melt. The cost of these materials has been susceptible in the past to price fluctuations, but worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher material costs. Certain of WPC's raw material supply contracts provide for price adjustments in the event of increased commodity or energy prices.

BACKLOG

         Order backlog was 368,025 net tons at December 31, 1997, compared to 158,751 net tons at December 31, 1996 and 400,624 tons at December 31, 1995. The Company believes that the December 31, 1997 order backlog will be shipped by June 30, 1998. The Company is vigorously pursuing customers lost to competitors during the strike and anticipates rebuilding its order backlog to historic levels.

CAPITAL INVESTMENTS

         The Company believes that it must continuously strive to improve productivity, product quality and control manufacturing costs in order to remain competitive. Accordingly, the Company is committed to continuing to make necessary capital investments with the objective of reducing manufacturing costs per ton, improving the quality of steel produced and broadening the array of products offered to the Company's served markets. The Company's capital expenditures (including capitalized interest) for 1997 were approximately $36.8 million, including $12.4 million on environmental projects. Capital expenditures in 1996 and 1997 were lower than in recent years due to the strike. From 1993 to 1997, such expenditures aggregated approximately $311.2 million. This level of capital expenditures was needed to maintain productive capacity, improve productivity and upgrade selected facilities to meet competitive requirements and maintain compliance with environmental laws and regulations. The capital expenditure program has included improvements to WPC's infrastructure, blast furnaces, steel-making facilities, 80-inch hot strip mill and finishing operations, and has resulted in improved shape, gauge, surface and physical characteristics for its products. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive and to comply with environmental control requirements. The Company anticipates funding its capital expenditures in 1998 from cash on hand and funds generated by operations, sale of receivables under the Receivables Facility (as hereafter defined) and funds available under the Revolving Credit Facility (as hereafter defined). During the strike, the Company had delayed substantially all capital expenditures at the strike-affected plants. The Company anticipates that capital expenditures will approximate depreciation on average, over the next few years.

ENERGY REQUIREMENTS

         During 1997 coal constituted approximately 76% of the Company's total energy consumption, natural gas 20% and electricity 4%. Many of the Company's major facilities that use natural gas have been equipped to use alternative fuels. The Company continually monitors its operations regarding potential equipment conversion and fuel substitution to reduce energy costs. In 1998, a third party will commission a cogeneration facility capable of supplying approximately 15% of WPSC's electrical needs.

EMPLOYMENT

         Total active employment of the Company at December 31, 1997 totaled 4,581 employees, of which 2,928 were represented by the USWA, and 114 by other unions. The remainder consisted of 1,042 salaried employees and 497 non-union operating employees.

COMPETITION

         The steel industry is cyclical in nature and has been marked historically by overcapacity, resulting in intense competition.

         The Company faces increasing competitive pressures from other domestic integrated producers, minimills and processors. Processors compete with the Company in the areas of slitting, cold rolling and coating. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material. Compared to integrated producers, minimills, which rely on less capital intensive steel production methods, have certain advantages. Since minimills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped. Since 1989, significant flat rolled minimill capacity has been constructed and these minimills now compete with integrated producers in product areas that traditionally have not faced significant competition from minimills. In addition, there is significant additional flat rolled minimill capacity under construction or announced with various planned commissioning dates. Near term, these minimills and processors are expected to compete with the Company primarily in the commodity flat rolled steel market. In the long-term, such minimills and processors may also compete with the Company in producing value-added products. In addition, the increased competition in commodity product markets influence certain integrated producers to increase product offerings to compete with the Company's custom products.

         As the single largest steel consuming country in the western world, the United States has long been a favorite market of steel producers in Europe and Japan. In addition, steel producers from Korea, Taiwan, and Brazil, and non-market economies such as Russia and China, have also recognized the United States as a target market.

         Total annual steel consumption in the United States has fluctuated between 88 million and slightly over 117 million tons since 1991. A number of steel substitutes, including plastics, aluminum, composites and glass, have reduced the growth of domestic steel consumption.

         Steel imports of flat rolled products as a percentage of domestic apparent consumption, excluding semi-finished steel, have been approximately 18% in 1995, 19% in 1996 and 20.4% in 1997. World steel demand, world export prices, U.S. dollar exchange rates and the international competitiveness of the domestic steel industry have all been factors in these import levels.

ITEM 2. PROPERTIES

         WPC has one raw steel producing plant and various other finishing and fabricating facilities. The Steubenville complex is an integrated steel producing facility located at Steubenville and Mingo Junction, Ohio and Follansbee, West Virginia. The Steubenville complex includes a sinter plant, coke oven batteries that produce all coke requirements, two operating blast furnaces, two basic oxygen furnaces, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.4 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. The Ohio and West Virginia locations, which are separated by the Ohio River, are connected by a railroad bridge owned by WPC. A pipeline is maintained for the transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville complex. The Steubenville complex primarily produces hot rolled products, which are either sold to third parties or shipped to other of the Company's facilities for further processing into value-added products.

         The following table lists the other principal plants of WPC and the annual capacity of the major products produced at each facility:

                                               OTHER MAJOR FACILITIES
         LOCATION AND OPERATIONS                 CAPACITY TONS/YEAR     MAJOR PRODUCTS
Allenport, Pennsylvania:
   Continuous pickler, tandem mill, temper
   mill and annealing                                 950,000           Cold rolled sheets

Beech Bottom, West Virginia:
Paint line                                            120,000           Painted steel in coil form

Canfield, Ohio:
Electrogalvanizing line, paint line, ribbon            65,000           Electrolytic galvanized sheet
   and oscillating rewind slitters                                      and strip

Martins Ferry, Ohio:
Temper mill, zinc coating lines                       750,000           Hot dipped galvanized sheets
                                                                        and coilsd galvanized sheets

Yorkville, Ohio:
Continuous pickler, tandem mill, temper mills         660,000           Black plate and cold rolled
   and annealing lines                                                  sheets

         Wheeling Corrugating fabricates products at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; Wilmington, North Carolina and Klamath Falls, Medford and Brooks, Oregon. The Fort Payne, Houston and Wilmington facilities were acquired in 1986, 1989 and 1993, respectively. The Gary facility was acquired in 1994. The Oregon facilities were acquired in 1996.

         WPC maintains five regional sales offices for flat-rolled and tin mill products and nine sales offices and/or warehouses for Wheeling Corrugating products.

         Unimast has facilities located at Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia; Baytown, Texas and Boonton, New Jersey.

         All of the above facilities currently owned by the Company are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.

         All of the above facilities and substantially all of the other real property of the Company are owned in fee by the Company (exclusive of coal lands held by subsidiaries or corporations in which the Company has an interest) and are subject to the first lien that secures the $9.2 million face amount (as of December 31, 1997) of Tax Benefit Transfer Letters of Credit issued to support the sale of tax benefits associated with the construction of the slab caster located at the Company's Steubenville complex.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

         The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $5.9 million, $6.8 million and $12.4 million for 1995, 1996 and 1997, respectively. The Company anticipates spending approximately $41.3 million in the aggregate on major environmental compliance projects through the year

2000, estimated to be spent as follows: $13.4 million in 1998, $15.9 million in 1999 and $12.0 million in 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future expenditures may vary substantially from such estimates.

         The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to strict, joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of liability under Superfund. The Company believes, based upon information currently available, that it's liability for remediation costs in connection with the Buckeye Reclamation site will be between $3.0 and $4.0 million. At six other sites (MIDC Glassport, United Scrap Lead, Tex-Tin, Breslube Penn, Four County Landfill and Beazor) the Company estimates the liability to aggregate up to $700,000. The Company is currently funding its share of remediation costs.

         The Clean Air Act Amendments of 1990 (the "Clean Air Act") directly affect the operations of many of the Company's facilities, including coke ovens. Under the Clean Air Act, coke ovens generally will be required to comply with progressively more stringent standards which will result in an increase in environmental capital expenditures and costs for environmental compliance. Most of the forecasted environmental expenditures will be spent on projects relating to compliance with these standards. Upon completion of the capital projects, the Company anticipates that its facilities will meet the applicable Clean Air Act standards.

         In March 1993 the United States Environmental Protection Agency ("EPA") notified the Company of Clean Air Act violations, alleging particulate matter and hydrogen sulfide emissions in excess of allowable concentrations, at the Company's Follansbee Coke Plant. The parties have entered into a consent decree settling the civil penalties related to this matter for $700,000 and the Company completed payment of all civil penalties in January 1997.

         In an action brought in 1985 in the U.S. District Court for the Northern District of West Virginia, the EPA claimed violations of the Solid Waste Disposal Act at a surface impoundment area at the Follansbee facility. The Company and the EPA entered into a consent decree in October 1989 whereby soil and groundwater testing and monitoring have been implemented and the Company is currently working with the EPA to close the surface impoundment.

         In September 1996 the EPA issued an initial administrative order under the Resource Conservation and Recovery Act ("RCRA") affecting other areas of the Follansbee facility. The EPA is seeking to require the Company to perform a site investigation of the Follansbee plant. The Company has actively contested the EPA's jurisdiction to require a site investigation. One of two appeals was dismissed by the court, but the Company is continuing with the second appeal.

         On December 20, 1995 the Department of Justice notified the Company of its intention to bring proceedings seeking civil penalties for alleged violations of the Clean Water Act (1991-94) and RCRA (1990-91) at the Company's Follansbee facility. Suit was filed February 5, 1996 in the U.S. District Court, Eastern District of West Virginia (Civil Action #5-96CV20). A consent decree has been entered and the matter has been settled for $200,000.

         In addition, the West Virginia Department of Environmental Protection ("WVDEP") sought civil penalties for violations of a National Pollutant Discharge Elimination System permit at the Company's Follansbee plant. A settlement has been proposed by the WVDEP in which the Company would pay approximately $100,000 in settlement of this matter.

         By letter dated March 15, 1994 the Ohio Attorney General advised the Company of its intention to file suit on behalf of the Ohio EPA for alleged hazardous waste violations at the Company's Steubenville, Mingo Junction, Martins Ferry and Yorkville facilities. In subsequent correspondence the State of Ohio demanded a civil penalty of approximately $300,000 in addition to injunctive relief. The demand for injunctive relief consists of remedial activities at each facility aggregating less than $125,000, the initiation of a waste minimization program at the affected facilities and a company wide compliance assessment. The Company is in the process of conducting settlement negotiations with the Ohio EPA.

         In January 1998 the Ohio Attorney General notified the Company of a draft consent order and initial civil penalties in the amount of $1 million for various air violations at the Company's Steubenville and Mingo Junction facilities occurring from 1992 through 1996. The Company anticipates entering into discussions with the Ohio Environmental Enforcement Section to resolve these issues.

         The Company is currently operating in substantial compliance with three consent decrees (two with the EPA and one with the Pennsylvania Department of Environmental Resources) with respect to wastewater discharges at Allenport, Pennsylvania and Mingo Junction, Steubenville, and Yorkville, Ohio. The Company has completed all of the technical requirements of the consent decrees and is evaluating filing petitions to terminate them.

         As the Company becomes aware of potential environmental liabilities resulting from its operations, such situations are being assessed and remediated in accordance with regulatory requirements.

         Non-current accrued environmental liabilities totaled $7.8 million at December 31, 1996 and $10.6 million at December 31, 1997. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

         Based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance and liability costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.

SEC ENFORCEMENT ACTION

         On March 31, 1997, the Company through SB Acquisition, a wholly-owned subsidiary of the Company, commenced a tender offer for shares of Dynamics Corporation of America ("DCA"), a NYSE-listed company. On April 14, 1997, DCA commenced the DCA Action against the Company in the United States District Court for the District of Connecticut, alleging, among other things, that the Company's tender offer violated Section 14(d) of the Exchange Act and the rules thereunder. The Company denied all allegations and contested the action. On April 29, 1997, Judge Gerard L. Goettel of the United States District Court, District of Connecticut, issued an order granting a motion for a preliminary injunction filed by DCA against the Company and SB Acquisition. The District Court found that the disclosure contained in the Company's tender offer materials to DCA shareholders was improper because (i) it stated that under certain circumstances the Company "may be required" to comply with Section 912(b) of the New York Business Corporation Law and a provision in DCA's charter, instead of disclosing that the Company "will be required" to do so and
(ii) it failed to disclose the Company's future plans in the event that it was prohibited from merging with DCA for five years. The Court (i) directed the Company and SB Acquisition to make "further and complete disclosures" pertaining to those subjects described above and (ii) specified that such tender offer be extended for an additional twenty days. This order was promptly complied with in all respects by WHX and SB Acquisition. The DCA Action was later discontinued by stipulation between the parties.

         On April 8, 1997, the SEC entered an Order Directing Private Investigation concerning possible violations of Sections 14(d) and 14(e) of the Exchange Act and Rules 14d-10(a)(1) and 14e-1(b) thereunder in connection with the Company's tender offer for DCA. The Company fully cooperated with this investigation. The SEC Enforcement Staff has advised the Company's counsel that the SEC has authorized the initiation of administrative proceedings seeking a cease and desist order pertaining to alleged violations of Section 14(d)(4) of the Exchange Act and Rule 14d-10(a)(1) based on the Company's inclusion of a "record holder condition" in the DCA tender offer. This condition was removed by the Company shortly after the tender offer began and after the SEC had granted authority to the SEC Enforcement Staff to seek injunctive relief. The SEC Enforcement Staff also has advised the Company's counsel that the SEC has authorized the initiation of administrative proceedings seeking a cease and desist order and disgorgement of profits, pertaining to alleged violations of Section 14(d)(4) of the Exchange Act and Rules 14d-6(d) and 14d-4(c) in connection with the Company's closing of the DCA tender offer on June 13, 1997. The SEC Enforcement Staff has asserted that the decision to close the DCA tender offer and purchase approximately 10% of DCA's outstanding shares was a material change in the conditions of such offer, including its "poison pill condition," "New York Business Corporation Law condition" (NYBCL Section 912(b)) and "interfering transaction condition," each of which was effected without adequate notice to DCA shareholders. According to the SEC Enforcement Staff, the tender offer's conditions precluded the Company from closing as long as (i) DCA's "poison pill" remained in place, even if the Company acquired shares insufficient to trigger the "poison pill," (ii) the New York Business Corporation Law condition could affect the intended merger with DCA and (iii) DCA's merger agreement with another company, CTS Corporation, remained in place. To date, no order commencing an administrative proceeding has been filed. There can be no assurance that such a proceeding will not be brought. If such a proceeding is brought, there can be no assurance that an adverse decision will not be rendered, including imposition of a cease and desist order and a disgorgement of profits.

GENERAL LITIGATION

         The Company is a party to various litigation matters including general liability claims covered by insurance.

         In the opinion of management, the litigation described above is not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      The 1997 annual meeting of stockholders was held on December
                  1, 1997.

         (b) All of the Company's nominees, as set forth below, were elected. There was no solicitation in opposition to the Company's nominees. The other members of the Company's Board of Directors are Neil D. Arnold, Paul W. Bucha, Robert A. Davidow, Ronald LaBow, Marvin L. Olshan and Raymond S. Troubh.

         (c)      Matters voted on at the meeting and the number of votes cast.

                                                                   Votes
                                                     Voted         Against or                        Broker
              (1)  Directors                           For         Withheld        Abstentions       Non-Votes
                   ---------                          -----        --------        -----------       ---------
                   William Goldsmith               17,857,703        308,133       --                 --
                   John R. Scheessele              17,926,847        238,989       --                 --

              (2)  Approval of the 1997            12,579,523        938,023        429,461         4,218,829
                   Directors Stock Option
                   Plan

              (3)  Approval of the grant           11,189,197     1,873,849         883,961         4,218,829
                   of an option to WPN Corp.
                   to purchase shares of the
                   Company's Common Stock

              (4)  Ratification of                 17,826,108     237,964           101,764           --
                   Price Waterhouse LLP
                   as the Company's
                   Independent Public
                   Accountants for the
                   fiscal year ending
                   December 31, 1997.

                                                      PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

         The number of shares of Common Stock issued and outstanding as of March 2, 1998 was 18,669,175, including 340,649, shares of Redeemable Common Stock. In 1996 and 1997, the Company purchased 2.9 million shares and 5.5 million shares, respectively of Common Stock in open market purchases. The repurchased shares have been retired except for 205,100 shares being held as Treasury shares at December 31, 1997.

         The prices set forth in the following table represent the high and low sales prices for the Company's Common Stock:

                                                              Common Stock
                                                         High              Low
                                                        -------          -------
1996
First Quarter                                           $14.000          $10.375
Second Quarter                                           12.250            8.875
Third Quarter                                            10.875            8.500
Fourth Quarter                                           10.000            7.375
1997
First Quarter                                             9.250            6.750
Second Quarter                                            8.250            5.250
Third Quarter                                            15.250            7.625
Fourth Quarter                                           14.250           10.375

         As of March 2, 1998, there were approximately 12,200 holders of record of WHX's Common Stock.

         The Company intends to retain any future earnings for working capital needs and to finance capital improvements and presently does not intend to pay cash dividends on its Common Stock for the foreseeable future.

ITEM 6 SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL (THOUSANDS OF DOLLARS)

                                                       1993             1994            1995           1996             1997
                                                    -----------     -----------     -----------     -----------     -----------
PROFIT AND LOSS:
Net sales                                           $ 1,046,795     $ 1,193,878     $ 1,364,614     $ 1,232,695     $   642,096
Cost of products sold (excluding
  depreciation and profit sharing)                      876,814         979,277       1,147,899       1,096,228         720,722
Depreciation                                             57,069          61,514          67,700          68,956          49,445
Profit sharing                                            4,819           9,257           6,718              --              --
Selling, administrative and general expense              58,564          64,540          66,531          70,971          68,190
Special charge                                               --              --              --              --          92,701
                                                    -----------     -----------     -----------     -----------     -----------
Operating income (loss)                                  49,529          79,290          75,766          (3,460)       (288,962)

Interest expense on debt                                 21,373          22,581          22,830          25,963          29,047
Other income                                             11,965          17,925          47,139          25,974          50,668
B & LE settlement                                            --          36,091              --              --              --
                                                    -----------     -----------     -----------     -----------     -----------
Income (loss) before taxes
and extraordinary items                                  40,121         110,725         100,075          (3,449)       (267,341)
Tax provision (benefit)                                   9,400          24,360          19,014          (4,107)        (93,569)
                                                    -----------     -----------     -----------     -----------     -----------
Income (loss) before extraordinary items                 30,721          86,365          81,061             658        (173,772)
Extraordinary items                                     (36,953)         (9,984)         (3,043)             --         (25,990)
                                                    -----------     -----------     -----------     -----------     -----------
Net income (loss)                                        (6,232)         76,381          78,018             658        (199,762)
Preferred stock dividends                                 4,713          13,177          22,875          22,313          20,657
                                                    -----------     -----------     -----------     -----------     -----------
Net income (loss) available to common stock         $   (10,945)    $    63,204     $    55,143     $   (21,655)    $  (220,419)
                                                    ===========     ===========     ===========     ===========     ===========
  Basic income (loss) per share
  Operations                                        $      1.08     $      2.72     $      2.25     $      (.83)    $     (8.83)
  Extraordinary                                           (1.54)           (.37)           (.12)             --           (1.18)
                                                    -----------     -----------     -----------     -----------     -----------
  Net                                               $      (.46)    $      2.35     $      2.13     $      (.83)    $    (10.01)
                                                    ===========     ===========     ===========     ===========     ===========
Average number of common shares
outstanding (in thousands)                               24,041          26,957          25,850          26,176          22,028
                                                    ===========     ===========     ===========     ===========     ===========
FINANCIAL POSITION:
Cash, cash equivalent and short term investments    $   279,856     $   401,606     $   439,493     $   482,582     $   582,552
Working capital                                         398,051         524,051         541,045         491,956         329,372
Property, plant and equipment - net                     748,673         768,284         793,319         755,412         738,660
Plant additions and improvements                         73,652          82,020          83,282          35,436          36,779
Total assets                                          1,491,600       1,729,908       1,796,467       1,718,779       2,070,403
                                                    ===========     ===========     ===========     ===========     ===========
Long-term debt                                          346,823         289,500         285,676         268,198         350,453
Stockholders' equity                                    432,283         692,254         768,405         714,437         461,876
                                                    ===========     ===========     ===========     ===========     ===========
NUMBER OF STOCKHOLDERS OF RECORD:
Common                                                    8,648           8,729          13,408          12,697          12,273
Series A Convertible Preferred                               30              27              28              42              42
Series B Convertible Preferred                               --              22              48              62              79
                                                    ===========     ===========     ===========     ===========     ===========
EMPLOYMENT
Employment costs                                    $   322,985     $   328,584     $   343,416     $   321,347     $   204,004
Average number of employees                               5,381           5,481           5,996           5,706           4,420
                                                    ===========     ===========     ===========     ===========     ===========
PRODUCTION AND SHIPMENTS:
Raw steel production - tons                           2,258,000       2,270,000       2,199,000       1,782,000         663,000
Shipments of steel products - tons                    2,251,000       2,397,000       2,515,000       2,267,000       1,060,000
                                                    ===========     ===========     ===========     ===========     ===========

WHX CORPORATION

NOTES TO FIVE-YEAR STATISTICAL SUMMARY

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

         In 1996 the Company experienced a work stoppage which began October 1, 1996 and continued through August 12, 1997 at eight of its plants in Ohio, Pennsylvania and West Virginia. No steel products were produced or shipped from these facilities during the strike. These facilities account for approximately 80% of the tons shipped by the Company on an annual basis.

         In 1997 the Company recorded a special charge of $92.7 million related to a new labor agreement which ended the ten-month strike. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses, $3.8 million for special assistance and other employee benefits payments and $6.7 million for a grant of 1 million stock options to WPN Corp.

         In 1997 the Company also recorded an extraordinary charge of $26.0 million, net of tax, related to premium and interest charges required to defease its 93/8% Senior Unsecured Notes of $24.3 million and coal miner retiree medical benefits of $1.7 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

         In August 1997 the Company and the USWA entered into a new five-year labor agreement which settled a ten-month strike. The strike directly affected facilities accounting for approximately 80% of the Company's steel shipments. The strike materially affected the financial performance of WPC in the fourth quarter of 1996 and for all of 1997, and will be the primary reason for differences in year to year comparisons.

         All of WPC's production facilities resumed operations as of September 30, 1997. Raw steel production achieved 90% of capacity in the fourth quarter of 1997. By June 30, 1998, WPC expects to be producing at its pre-strike production levels and shipping at its historical mix of products.

         The Company believes the five year term of the new labor agreement provides WPC with a significant competitive advantage since a majority of WPC's integrated steel competitors have labor contracts that expire in 1999. The new labor agreement provides for a restructuring of work rules and manning requirements and a reduction in the expense associated with retiree healthcare costs. The improved work rules allow WPC to eliminate 850 hourly jobs (approximately 20% of the work force) which the Company believes will materially reduce its labor costs. Partially offsetting these savings are wage increases and the costs of the DB Plan, which includes a retirement incentive.

1997 COMPARED TO 1996

         Net sales for 1997 decreased to $642.1 million from $1,232.7 million in 1996. Shipments of steel products decreased to 1.1 million tons in 1997 from 2.3 million tons in 1996. The decrease in sales and tons shipped is primarily attributable to the work stoppage at eight plants located in Ohio, Pennsylvania and West Virginia. Production and shipment of steel products at these plants ceased on October 1, 1996 and the strike continued to August 12, 1997. Average net sales per ton increased to $606 in 1997 from $544 per ton in 1996 because higher value added products continued to be shipped during the strike from other locations.

         Cost of goods sold increased to $680 per ton shipped in 1997 from $484 in 1996. This increase reflects the effect of high fixed cost and low capacity utilization and higher levels of external steel purchases due to the strike, higher costs for natural gas and a higher value-added product mix. In addition, costs were adversely affected by a door rehabilitation program at WPSC's number 8 coke battery. The operating rate for the fourth quarter was 90.0%, but for the year of 1997 declined to 27.6%. The operating rate for the nine months prior to the work stoppage was 98.9%, but declined to 74.0% for the full year of 1996. Raw steel production is 100% continuous cast.

         Depreciation expense decreased to $49.4 million in 1997 from $69.0 million in 1996. Decreased depreciation is due to lower levels of raw steel production during the strike and its effect on units of production depreciation method. Raw steel production decreased by 62.8%.

         Selling, administrative and general expense decreased 3.9% to $68.2 million in 1997 from $71.0 million in 1996. The decrease is due to the reduced level of operations.

         In 1997 the Company recorded a special charge of $92.7 million related to the new labor agreement. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses, special assistance payments and other employee benefits totaling $3.8 million and $6.7 million for a grant of 1 million stock options to WPN Corp.

         Interest expense increased to $29.0 million in 1997 from $26.0 million in 1996 due primarily to higher levels of borrowings under the Revolving Credit Facility.

         Other income increased to $50.7 million in 1997 from $26.0 million in 1996. The increase reflects a $32.4 million increase in interest and investment income, including unrealized income of $17.4 million under mark to market rules. Equity income decreased from $9.5 million in 1996 to a loss of $1.6 million in 1997 due to start-up losses in the OCC Joint Venture.

         The tax benefits for 1997 and 1996 were $93.6 million and $4.1 million, respectively, before recording a tax benefit related to extraordinary charges in 1997.

         Loss before extraordinary charges in 1997 totaled $173.8 million, or $8.83 per share of Common Stock. The 1997 extraordinary charge of $40.0 million ($26.0 million net of tax) reflects the premium and interest of $37.4 million on the legal defeasance of long term debt, and $2.6 million for coal miner retiree medical expense attributable to the allocation of additional retirees to the Company by the Social Security Administration.

         Net loss in 1997 totaled $199.8, or a loss of $10.01 per share of Common Stock. Net income in 1996 totaled $.7 million, or a loss of$.83 per share of Common Stock after deduction of preferred stock dividends.

1996 COMPARED TO 1995

         Net sales for 1996 decreased to $1,232.7 million from $1,364.6 million in 1995. Net tons shipped decreased to 2.3 million tons in 1996 from 2.5 million tons in 1995. The decrease in sales and tons shipped is primarily attributable to the work stoppage at eight plants located in Ohio, Pennsylvania and West Virginia. Production and shipment of steel products at these plants ceased on October 1, 1996 and the strike continued to August 12, 1997. Shipments in the fourth quarter decreased to 253,302 tons compared to 622,822 tons shipped in the fourth quarter of 1995. Also, steel prices declined 3.7% in 1996 compared to the prior year, but were partially offset by a higher value-added product mix.

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

         Depreciation expense increased to $69.0 million in 1996 from $67.7 million in 1995. Increased depreciation attributable to higher amounts of depreciable property were partially offset by lower levels of raw steel production and its effect on units of production depreciation method.

         No profit sharing was earned in 1996 as a result of the strike and its impact on pre-tax income. Profit sharing expense totaled $6.7 million in 1995.

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

         Other income decreased to $26.0 million in 1996 from $47.1 million in 1995. The decrease reflects a $12.8 million decrease in interest and investment income. The 1995 other income also included a gain on the sale of common stock of an unrelated company and a gain on the sale of the assets of its former WP Radio division.

         The tax provision (benefit) for 1996 and 1995 were a $4.1 million benefit and $19.0 million provision, respectively, before recording a tax benefit related to extraordinary charges in 1995. The tax provision was calculated on an alternative minimum tax basis. The 1995 provision includes the effect of recognizing $58.0 million of deferred tax assets, but excludes the benefit of applying $42.1 million of prereorganization tax benefits, which are direct additions to paid-in-capital. There were no prereorganization tax benefits applied in 1996.

         Income before extraordinary charges in 1995 totaled $81.1 million, or $2.25 per share of Common Stock. The 1995 extraordinary charge of $4.7 million ($3.0 million net of tax) reflects additional liability for coal miner retiree medical expense attributable to the allocation of additional retirees to the Company by the Social Security Administration.

         Net income in 1996 totaled $658,000, or a loss of $0.83 per share of Common Stock (after deduction of preferred stock dividends). Net income in 1995 totaled $78.0 million, or $2.13 per share of Common Stock.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash flow used by operating activities for 1997 totaled $12.9 million. Short term trading investments and related short term borrowings are reported as cash flow from operating activities. Working capital accounts (excluding cash, short term investments, short term borrowings and current maturities of long-term debt) used $34.3 million of funds, principally due to the prolonged work stoppage and related startup cost resulting from its labor settlement on August 12, 1997. Accounts receivable increased $43.2 million (excluding a $24.0 million sale of trade receivables under the Receivables Facility) due to increased sales reflecting resolution of the labor dispute. Inventories valued principally by the LIFO method for financial reporting purposes, totaled $284.8 million at December 31, 1997, an increase of $69.4 million from the prior year end. The increase in inventories is due to increases in furnace coke and contractual commitments for iron ore pellets. Trade payables increased $64.4 million due to higher operating levels. Net cash flow used in investing activities for 1997 totaled $79.7 million including capital expenditures of $36.8 million. Net cash flow from financing activities totaled $58.6 million including borrowings under the Revolving Credit Facility of $89.8 million, $39.1 million of additional long term debt, offset by $65.4 million utilized for Common Stock and Series A and Series B Preferred Stock repurchases in the open market.

         For the year ended December 31, 1997, the Company spent $36.8 million (including capitalized interest) on capital improvements, including $12.4 million on environmental control projects. Capital expenditures were lower than in recent years due to the strike. Additionally, the Company invested $16.5 million in 1996 and $7.2 million in 1997 in its Ohio Coatings Company joint venture.

         Continuous and substantial capital and maintenance expenditures will be required to maintain and, where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. The Clean Air Act Amendment of 1990 is expected to increase the Company's costs related to environmental compliance; however, such an increase in cost is not reasonably estimable, but is not anticipated to have a material adverse effect on the consolidated financial condition of the Company. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds. The Company anticipates funding its capital expenditures in 1998 from cash on hand and funds generated from operations.

         Non-current accrued environmental liabilities totaled $7.8 million at December 31, 1996 and $10.6 million at December 31, 1997. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

         In August 1994 the Company entered into an agreement to sell, up to $75.0 million on a revolving basis, an undivided percentage ownership in a designated pool of trade receivables (the "Receivables Facility"). In July 1995, WPC amended such Receivables Facility to sell an additional $20.0 million on similar terms and conditions. The Receivables Facility expires in August 1999. Accounts receivable at December 31, 1997, exclude $69 million representing accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this Receivables Facility were based upon variable rates that range from 5.76% to 8.50%. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

         On December 28, 1995, WPSC entered into a new Revolving Credit Facility ("the Revolving Credit Facility") with Citibank, N.A. as agent. The Revolving Credit Facility, as amended, provides for borrowing for general corporate purposes of up to $150 million. The Revolving Credit Facility expires May 3, 1999. Interest is calculated at a Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%. Borrowings under the Revolving Credit Facility are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The Revolving Credit Facility has certain financial covenants restricting indebtedness, liens and distributions. Borrowings under the Revolving Credit Facility at December 31, 1997 totaled $89.8 million.

         In November 1997 WPC issued $275.0 million principal amount of 9 1/4% Senior Unsecured Notes (the "9 1/4% Senior Notes") to qualified institutional buyers pursuant to Rule 144A under The Securities Act of 1933. WPC has agreed, subject to certain conditions, to file a registration statement relating to an exchange offer for the notes under the Securities Act of 1993 (The "Securities Act"), for the benefit of the holders of the notes.

         In November 1997 WPC also entered into a Term Loan Agreement with DLJ Capital Funding, Inc., as syndication agent, pursuant to which the Company borrowed $75 million. The Term Loan Agreement matures on November 15, 2006. Amounts outstanding under the Term Loan Agreement bear interest at either (i) the Alternate Base Rate (as defined therein) plus 2.25% or (ii) the LIBO Rate (as defined therein) plus 3.25%, determined at the Company's option. WPC's obligations under the Term Loan Agreement will be guaranteed by the WPC's then outstanding present and future operating subsidiaries.

         The proceeds from the 9 1/4% Senior Notes and the Term Loan Agreement were used to defease $266.2 million of 93/8% Senior Secured Notes due 2003 and to pay down borrowings under the Revolving Credit Facility.

         The Company recorded an extraordinary charge of $40.0 million ($26.0 million net of tax) to cover the premium and interest of $37.4 million on the legal defeasance of the 93/8% Senior Notes and $2.6 million for coal miner retiree medical benefits.

         Under the terms of the new labor agreement, WPSC established a DB Plan covering its hourly employees. As of December 31, 1997, WPSC had an unfunded accumulated pension benefit obligation for the DB Plan of approximately $167.3 million, of which approximately 75% must be funded over the next five years. In accordance with ERISA regulations, the Company does not anticipate having to make significant contributions to fund the obligations of the new plan in 1998, but will fund approximately $85.1 million in 1999 ($31.4 million in the first quarter).

         The Company has a commitment to fund the working capital requirements of each of OCC and Wheeling-Nisshin in proportion to its ownership interest if cash requirements of such joint ventures are in excess of internally-generated and available borrowed funds. The Company anticipates that Wheeling-Nisshin will not have such funding requirements for the foreseeable future. As of December 31, 1997, the Company's investment in OCC is $20.8 million, $7.2 million of which was invested in 1997. The Company anticipates that through December 31, 1998 additional funding requirements from the Company will be between $5.0 million and $10.0 million. OCC may also require future working capital contributions from its equity partners; however, the Company does not believe that any such required funding will be material to the Company's liquidity.

         The Company began a Year 2000 compliance project in July 1995. This project encompasses business systems, mainframe processor systems, plant operating systems, end-user computing systems, wide-area and voice networks, and building and plant environmental systems. Included in the project plan is a review and Year 2000 compliance assurance program with customers, suppliers, and other constituents. System inventories for all affected systems are being reviewed and work is in progress to ensure that such systems are Year 2000 compliant. Management believes, based on a current review and the ongoing effort, that all relevant computer systems will be Year 2000 compliant by the second quarter of 1999. Management believes that the cost of this project will not be material to the Company's financial condition of results of operations.

         On March 1, 1998, the Company entered into a definitive merger agreement (the "Merger Agreement") with Handy & Harman ("Handy & Harman"), a New York Stock Exchange listed company which is a diversified industrial manufacturing company. Pursuant to the Merger Agreement, HN Acquisition Corp., a wholly-owned subsidiary of the Company, will commence a cash tender offer (the "Tender Offer") to acquire all of the outstanding common shares of Handy & Harman at $35.25 per share. The Tender Offer is conditioned upon, among other things, the valid tender of such number of shares of Handy & Harman common stock, which, when added to the 13.6% of outstanding shares of Handy & Harman already owned by the Company, would represent at least a majority of Handy & Harman's outstanding shares on a fully diluted basis. Upon the successful completion of the Tender Offer, the parties will, subject to stockholder approval, complete a second-step cash merger at $35.25 per share as promptly as practicable. Upon completion of the merger, Handy & Harman will become a wholly-owned subsidiary of the Company. The transaction has a total value of approximately $645 million, including the assumption of approximately $190 million in debt. The Company anticipates financing the transaction through cash on hand and a private placement of debt securities of the Company. The Company currently anticipates an offering, however, the exact terms and conditions of such proposed financing, including the sources thereof, have not been determined and could vary substantially from the anticipated form thereof.

         Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivable Facility, borrowing availability under the Revolving Credit Facility and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations. During 1997 the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the Company's financial condition or results of operations.

         When used in the Management's Discussion and Analysis, the words "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop market and sell its products, the effects of competition and pricing and Company and industry shipment levels. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of WHX Corporation

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of WHX Corporation and its subsidiaries (the "Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.









PRICE WATERHOUSE  LLP
Pittsburgh, Pennsylvania
February 10, 1998, except as to Note R
which is as of March 1, 1998

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF OPERATIONS (IN THOUSANDS EXCEPT PER SHARE)

Year ended December 31,                                                     1995                 1996              1997
-------------------------------------------------------------------------------------------------------------------------
REVENUES:
Net sales                                                               $ 1,364,614         $ 1,232,695         $ 642,096
COST AND EXPENSES:
Cost of products sold, excluding depreciation and profit sharing          1,147,899           1,096,228           720,722
Depreciation                                                                 67,700              68,956            49,445
Profit sharing                                                                6,718                  --                --
Selling, administrative and general expense                                  66,531              70,971            68,190
Special charge                                                                   --                  --            92,701
-------------------------------------------------------------------------------------------------------------------------
                                                                          1,288,848           1,236,155           931,058
-------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                      75,766              (3,460)         (288,962)
Interest expense on debt                                                     22,830              25,963            29,047
Other income                                                                 47,139              25,974            50,668
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before taxes
  and extraordinary item                                                    100,075              (3,449)         (267,341)
Tax provision (benefit)                                                      19,014              (4,107)          (93,569)
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before
 extraordinary item                                                          81,061                 658          (173,772)
Extraordinary charge - net of tax                                            (3,043)                 --           (25,990)
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                            78,018                 658          (199,762)
Dividend requirement for preferred stock                                     22,875              22,313            20,657
Net income (loss) available to common stock                             $    55,143         $   (21,655)        $(220,419)
=========================================================================================================================
BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK
   Income (loss) before extraordinary item                              $      2.25         $      (.83)        $   (8.83)
   Extraordinary charge - net of tax                                           (.12)                 --             (1.18)
-------------------------------------------------------------------------------------------------------------------------
         Net income (loss) per share                                    $      2.13         $      (.83)        $  (10.01)
=========================================================================================================================
INCOME (LOSS) PER SHARE OF COMMON STOCK-ASSUMING DILUTION
   Income (loss) before extraordinary item                              $      1.79         $      (.83)        $   (8.83)
   Extraordinary charge - net of tax                                           (.07)                 --             (1.18)
-------------------------------------------------------------------------------------------------------------------------
         Net income (loss) per share-- assuming dilution                $      1.72         $      (.83)        $  (10.01)
=========================================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WHX CORPORATION

CONSOLIDATED BALANCE SHEET (IN THOUSANDS)

DECEMBER 31,                                                                   1996                1997
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
         Cash and cash equivalents                                          $    35,020         $     1,002
         Short term investments                                                 447,562             581,550
         Trade receivables, less allowances for doubtful
           accounts of $1,149 and $1,108                                         25,805              44,993
         Inventories                                                            215,402             284,757
         Prepaid expenses and deferred charges                                   13,942              26,581
-----------------------------------------------------------------------------------------------------------
                   Total current assets                                         737,731             938,883
Investment in associated companies                                               77,403              80,409
Property, plant and equipment, at cost less
  accumulated depreciation and amortization                                     755,412             738,660
Deferred income taxes                                                           100,157             196,966
Intangible asset - pensions                                                          --              76,714
Deferred charges and other assets                                                48,076              38,771
-----------------------------------------------------------------------------------------------------------
                                                                            $ 1,718,779         $ 2,070,403
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Trade payables                                                     $    59,477         $   123,872
         Short term debt                                                         70,223             366,418
         Payroll and employee benefits                                           57,094              56,212
         Federal, state and local taxes                                           9,120              12,059
         Deferred income taxes - current                                         30,649              32,196
         Interest and other                                                      16,876              18,288
         Long-term debt due in one year                                           2,336                 466
-----------------------------------------------------------------------------------------------------------
                   Total current liabilities                                    245,775             609,511
Long-term debt                                                                  268,198             350,453
Pension liability                                                                    --             166,652
Other employee benefit liabilities                                              435,502             427,124
Other liabilities                                                                49,096              49,979
-----------------------------------------------------------------------------------------------------------
                                                                                998,571           1,603,719
-----------------------------------------------------------------------------------------------------------
Redeemable common stock - 411 shares and 360 shares                               5,771               4,808
-----------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
         Preferred stock - $.10 par value; authorized 10,000 shares;
           issued and outstanding: 6,137 shares and 5,883 shares                    614                 589
         Common stock $.01 par value; authorized 60,000 shares;
           issued and outstanding: 24,328 and 19,074 shares                         245                 193
         Unrealized gain on securities - available for sale                          --              24,237
         Additional paid-in capital                                             658,123             602,657
         Treasury stock-157 shares and 205 shares                                (1,382)             (2,218)
         Accumulated earnings (deficit)                                          56,837            (163,582)
-----------------------------------------------------------------------------------------------------------
                                                                                714,437             461,876
-----------------------------------------------------------------------------------------------------------
                                                                            $ 1,718,779         $ 2,070,403
===========================================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WHX CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS)

Year Ended December 31,                                       1995              1996             1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $  78,018         $     658         $(199,762)
Items not affecting cash from operating activities:
    Depreciation and amortization                             67,912            69,287            49,776
    Other postretirement benefits                              5,522             3,505             2,322
    Coal retirees' medical benefits, net of tax                3,043                --             1,700
    Premium on early debt retirement, net of tax                  --                --            24,290
    Income taxes                                               6,416            (6,572)          (94,029)
    (Gain) loss on asset dispositions                         (7,507)            1,541             2,335
    Special charges, net of current portion                       --                --            69,137
    Pension expense                                               --                --             9,327
    Equity  loss (income) in affiliated companies             (4,845)           (9,496)            1,644
Decrease (increase) in working capital elements:
    Trade receivables                                         47,725            50,290           (43,188)
    Trade receivables sold                                    22,000           (22,000)           24,000
    Inventories                                               (1,336)           70,469           (69,355)
    Short term investments-trading                           (20,443)          (60,125)          (70,239)
    Investment account borrowings                                 --            68,841           206,649
    Other current assets                                      (5,585)            4,248           (12,639)
    Other current liabilities                                (23,557)          (70,467)           69,411
Other items - net                                            (10,519)            4,629            15,705
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities          156,844           104,808           (12,916)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Plant additions and improvements                         (83,282)          (35,436)          (36,779)
    Short term investments - available for sale               10,190             7,920           (39,512)
    Unimast acquisition                                      (27,500)               --                --
    Other investments                                         (7,353)          (17,240)           (7,150)
    Proceeds from sales of assets                             44,762             2,785             1,217
    Dividends from affiliated companies                        2,500             2,500             2,500
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                        (60,683)          (39,471)          (79,724)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt proceeds, net of issuance cost              1,079               400           340,455
    Long-term debt retirement                                (24,508)          (15,246)         (268,766)
    Premium on early debt retirement                              --                --           (32,600)
    Letter of credit collateralization                         1,094               384            16,984
    Short-term borrowings (payments)                            (510)            1,382            89,546
    Proceeds from warrants exercised                           2,173             5,170                --
    Common stock purchases                                   (22,594)          (27,556)          (55,604)
    Preferred stock purchases                                     --           (15,002)           (9,839)
    Preferred stock dividends                                (22,875)          (22,313)          (20,657)
    Redemption of equity issues                                 (438)             (542)             (897)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities          (66,579)          (73,323)           58,622
--------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              29,582            (7,986)          (34,018)
Cash and cash equivalents at beginning of year                13,424            43,006            35,020
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  43,006         $  35,020         $   1,002
========================================================================================================

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

BUSINESS SEGMENT

         The Company is primarily engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company's products include hot rolled and cold rolled sheet, and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, bridge form, steel framing and related accessories and other products used primarily by the construction, highway and agricultural markets.

         Through an extensive mix of products, the Company markets to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 33.3% of its net sales in 1995, 30.6% in 1996 and 25.9% in 1997. Wheeling-Nisshin was the only customer to account for more than 10% of net sales. Wheeling-Nisshin accounted for 13.8%, 11.5% and 3.9% of net sales in 1995, 1996, and 1997, respectively. Geographically, the majority of the Company's customers are located within a 350-mile radius of the Ohio Valley.

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

PROPERTY, PLANT AND EQUIPMENT

         Depreciation is computed on the straight line and the modified units of production methods for financial statement purposes and accelerated methods for income tax purposes. The modified units of production method adjusts the straight line method based on an activity factor for operating assets. Adjusted annual depreciation is not less than 60% nor more than 110% of straight line depreciation. Accumulated depreciation after adjustment is not less than 75% nor more than 110% of straight line depreciation. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Capitalized interest cost is amortized over the life of the asset.

         Maintenance and repairs are charged to income. Renewals and betterments made through replacements are capitalized. Profit or loss on property dispositions is credited or charged to income.

PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT PLANS

         The Company has a tax qualified defined benefit pension plan covering USWA - represented hourly employees and tax qualified defined contribution pension plans covering other hourly employees and substantially all salaried employees. The defined benefit plan provides for a defined monthly benefit based on years of service. The defined contribution plans provide for contributions based on a percentage of compensation for salaried employees and a rate per hour worked for hourly employees. Costs for the defined contribution plans are being funded currently. Unfunded accumulated benefit obligations under the defined benefit plan are subject to annual minimum cash funding requirements under the Employees Retirement Income Security Act ("ERISA").

         The Company sponsors medical and life insurance programs for substantially all employees. Similar group medical programs extend to pensioners and dependents. The management plan provides basic medical and major medical benefits on a non-contributory basis through age 65.

STOCK-BASED COMPENSATION

         Pursuant to the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", the Company accounts for employee stock-based compensation under Accounting Principle Board No. 25, "Accounting for Stock Issued to Employees."

ENVIRONMENTAL MATTERS

         The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.

         Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

EARNINGS PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS128") "Earnings per Share." Pursuant to SFAS 128, basic earnings per share is based on the weighted average number of shares of Common Stock outstanding during each year, excluding redeemable common shares. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.

NOTE A -- COLLECTIVE BARGAINING AGREEMENT

         The Company's prior labor agreement with the USWA expired on October 1, 1996. On August 1, 1997 the Company and the USWA announced that they had reached a tentative agreement on the terms of a new collective bargaining agreement. The tentative agreement was ratified on August 12, 1997 by USWA- represented employees, ending a ten month strike. The new collective bargaining agreement provides for a defined benefit pension plan, a retirement enhancement program, short-term bonuses and special assistance payments for employees not immediately recalled to work and $1.50 in hourly wage increases over its term of not less than five years. It also provides for the reduction of 850 jobs, mandatory multicrafting as well as modification of certain work practices.


NOTE B -- SPECIAL CHARGE - NEW LABOR AGREEMENT

         The Company recorded a special charge of $92.7 million in 1997. The special charge is primarily related to certain benefits included in its new collective bargaining agreement .

         The special charges included enhanced retirement benefits to be paid under the defined benefit pension program which totaled $66.7 million and were recorded under the provisions of Statement of Financial Accounting Standard No.88, "Employers' Accounting For Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88"), and various other charges which totaled $26.0 million. These charges include $15.5 million for signing and retention bonuses, $3.8 million for special assistance payments to laid-off employees and other employee benefits and $6.7 million for the fair value of a stock option grant to WPN Corp. for its performance in negotiating a new labor agreement.


NOTE C -- PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

PENSION PROGRAMS

         The Company provides defined contribution pension programs for both hourly and salaried employees and prior to August 12, 1997 also provided a defined contribution pension program for USWA represented employees. Tax qualified defined contribution plans provide, in the case of hourly employees, an increasing company contribution per hour worked based on the age of its employees. A similar tax qualified plan for salaried employees provides defined company contributions based on a percentage of compensation.

         On August 12, 1997 the Company established a defined benefit pension plan for USWA represented employees pursuant to a new labor agreement. The plan includes individual participant accounts of USWA represented employees from the hourly defined contribution plan and merges the assets of those accounts into the defined benefit plan.

         As of December 31, 1997, $127.0 million of fully vested funds are held in trust for benefits earned under the hourly defined contribution pension plan. Approximately 59% of the trust assets are invested in equities and 41% in fixed income investments.

         As of December 31, 1997, $35.0 million of fully vested funds are held in trust for benefits earned under the salaried employees defined contribution plan. Approximately 57% of the assets are invested in equities and 43% are in fixed income investments. All plan assets are invested by professional investment managers.

         All pension provisions charged against income totaled $10.8 million, $9.3 million and $12.6 million in 1995, 1996 and 1997, respectively. In 1997, the Company also recorded a $66.7 million charge for enhanced retirement benefits paid under the defined benefit pension plan, pursuant to a new labor agreement.

THE DEFINED BENEFIT PLAN

         The plan was established pursuant to a collective bargaining agreement ratified on August 12, 1997. Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan ("Retirement Security Plan").

         The defined benefit pension plan covers employees represented by the USWA. The plan also includes individual participant accounts from the Retirement Security Plan. The assets of the Retirement Security Plan were merged into the defined benefit pension plan as of December 1, 1997.

         Since the plan includes the account balances from the Retirement Security Plan, the plan includes both defined benefit and defined contribution features. The gross benefit, before offsets, is calculated based on years of service and the current benefit multiplier under the plan. This gross amount is then offset for benefits payable from the Retirement Security Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the Retirement Security Plan are maintained until retirement. Upon retirement, the account balances are converted into monthly benefits that serve as an offset to the gross benefit, as described above. Aggregate account balances held in trust in individual employee accounts, which will be available upon retirement to offset the gross benefit, totaled $121.3 million at December 31, 1997.

         As part of the new labor agreement, the Company offered a limited program of Retirement Enhancements. The Retirement Enhancement program provides for unreduced retirement benefits to the first 850 employees who retire after October 1, 1996. In addition, each retiring participant can elect a lump sum payment of $25,000 or a $400 monthly supplement payable until age 62. More than 850 employees applied for retirement under this program by December 31, 1997.

         The Retirement Enhancement program represented a Curtailment and Special Termination Benefits under SFAS No. 88. The Company recorded a charge of $66.7 million in 1997 to cover the retirement enhancement program.

         The Company's funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.

         The following table sets forth the reconciliation of the projected benefit obligation ("PBO") to the accrued obligation included in the Company's consolidated balance sheet at December 31, 1997.

                                                                              December 31,
                                                                                  1997
                                                                                  ----
                                                                         (Dollars in Thousands)
         Vested benefit obligation                                            $  (127,457)
         Non-vested benefit                                                       (44,974)
                                                                              ------------
         Projected benefit obligation                                            (172,431)
         Plan assets at fair value                                                  5,179
                                                                              -----------
         Obligations in excess of plan assets                                    (167,252)
         Unrecognized prior service cost                                           76,714
                                                                              -----------
         Accrued pension costs                                                    (90,538)
         Additional minimum pension liability                                     (76,714)
                                                                              ------------
         Total pension liability                                              $  (167,252)
                                                                              ============

         Net periodic pension cost:
                 Service cost                                                      $2,278
                 Interest cost                                                      4,172
                 Return on assets                                                      --
                 Amortization of prior service cost                                 2,877
                                                                              -----------
                 Net periodic pension cost                                          9,327

         Recognition of retirement enhancement program                             66,676
                                                                              -----------
         Total pension cost                                                   $    76,003
                                                                              ===========

         Assumptions and methods
                 Discount rate:                                                         7%
                 Long term rate of return on plan assets:                               8%
                 Assets:                                                     Market Value
                 Participant census:                                 Projected from January 1, 1997

401-K PLAN

         Effective January 1, 1994 the Company began matching salaried employee contributions to the 401(K) plan with shares of the Company's Common Stock. The Company matches 50% of the employees contributions. The employer contribution is limited to a maximum of 3% of an employee's salary. At December 31, 1995, 1996 and 1997, the 401(K) plan held 115,151 shares, 190,111 shares and 275,537 shares of the Company's Common Stock, respectively.

POSTEMPLOYMENT BENEFITS

         The Company provides benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers' compensation. The assumed discount rate used to measure the benefit liability was 7.5% at December 31, 1995 and 1996 and 7.0% at December 31, 1997.

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

         The Company accounts for these benefits in accordance with SFAS No.
106. The cost of
postretirement medical and life benefits for eligible employees are accrued during the employee's service period through the date the employee reaches full benefit eligibility. The Company defers and amortizes recognition of changes to the unfunded obligation that arise from the effects of current actuarial gains and losses and the effects of changes in assumptions. The Company funds the plans as current benefit obligations are paid. Additionally, in 1994 the Company began funding a qualified trust in accordance with its collective bargaining agreement. The new collective bargaining agreement provides for the use of those funds to pay current benefit obligations and suspends additional funding until 2002. The following table sets forth the reconciliation of the Accumulated Postretirement Benefit Obligation ("APBO") to the accrued obligation included in the Company's consolidated balance sheet at December 31, 1996 and 1997.

                                                            December 31,
                                                       1996             1997
                                                       ----             ----
                                                      (Dollars in Thousands)
Active employees not eligible for retirement         $ 85,030        $ 54,443
Active employees eligible to retire                    68,300          51,841
Retirees and beneficiaries                            208,011         202,528
                                                     --------        --------
Accumulated postretirement benefit obligation         361,341         308,812
Plan assets at fair market value                       13,010           7,795
                                                     --------        --------
Obligations in excess of plan assets                  348,331         301,017
Unamortized reduction in prior service cost             1,806          40,486
Unamortized gain                                       64,303          71,942
                                                     --------        --------
Accrued postretirement benefit obligation            $414,440        $413,445
                                                     ========        ========

         At December 31, 1997 plan assets consisted primarily of short term corporate notes.

         The following table sets forth the components of the recorded net periodic postretirement benefit costs.

                                                                 December 31,
                                                   1995              1996              1997
                                                   ----              ----              ----
                                                            (Dollars in Thousands)
Net periodic postretirement benefit cost:
   Service cost                                  $  3,563          $  3,953          $  2,488
   Interest cost                                   26,757            23,982            20,950
   Other                                           (3,570)           (3,888)           (7,490)
                                                 --------          --------          --------
         Total                                   $ 26,750          $ 24,047          $ 15,948
                                                 ========          ========          ========


Assumptions:
  Discount rate                                       7.0%              7.0%              7.0%
  Health care cost trend rate                        10.0%              9.5%              9.0%
  Return on assets                                    8.0%              8.0%              8.0%

         For measurement purposes, medical costs are assumed to increase at annual rates as stated above and declining gradually to 4.5% in 2004 and beyond. The health care cost trend rate assumption has significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate in each year would result in approximate increases in the accumulated postretirement benefit obligation of $25.1 million, and net periodic benefit cost of $4.3 million.

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT

         The Coal Industry Retiree Health Benefit Act of 1992 (the "Act") created a new United Mine Workers of America postretirement medical and death benefit plan to replace two existing plans which had developed significant deficits. The Act assigns companies the remaining benefit obligations for former employees and beneficiaries, and a pro rata allocation of benefits related to unassigned beneficiaries ("orphans"). The

Company's obligation under the Act relates to its previous ownership of coal mining operations.

         In 1995 the Social Security Administration (SSA) assigned additional retirees and orphans to the Company. Based on the information obtained over the past several years the Company believed the liability had been reasonably determined and valued the liability at its net present value using a 7.5% discount rate. After discounting the liability to present value, the net charge to income in 1995 totaled $3.0 million. At December 31, 1997 the actuarially determined accrued liability, discounted at 7%, covering 532 assigned retirees and dependents and 133 orphans, totaled $10.8 million. The Company recorded an extraordinary charge of $1.7 million (net of tax) in 1997 related to assignment of additional orphans.

NOTE D -- INCOME TAXES

                                                        YEAR ENDED DECEMBER 31,
                                                 1995            1996             1997
                                                 ----            ----             ----
                                                       (Dollars in Thousands)
INCOME TAXES BEFORE EXTRAORDINARY ITEMS
Current
  Federal tax provision                        $ 11,600         $ 2,065         $      --
  State tax provision                               998             400               460
                                               --------         -------         ---------
Total income taxes current                       12,598           2,465               460
                                               --------         -------         ---------
Deferred
  Federal tax provision (benefit)               (35,684)         (6,572)          (94,029)
  Pre-reorganization tax benefits
     recorded directly to equity                 42,100              --                --
                                               --------         -------         ---------
Income tax provision (benefit)                 $ 19,014         $(4,107)        $ (93,569)
                                               ========         =======         =========

TOTAL INCOME TAXES
Current
  Federal tax provision                        $ 11,600         $ 2,065         $      --
  State tax provision                               998             400               460
                                               --------         -------         ---------
Total income taxes current                       12,598           2,465               460
                                               --------         -------         ---------
Deferred
  Federal tax provision (benefit)               (37,322)         (6,572)         (108,024)
  Pre-reorganization tax benefits
     recorded directly to equity                 42,100              --                --
                                               --------         -------         ---------
Income tax provision (benefit)                 $ 17,376         $(4,107)        $(107,564)
                                               ========         =======         =========

COMPONENTS OF TOTAL INCOME TAXES
Operations                                     $ 19,014         $(4,107)        $ (93,569)
Extraordinary items                              (1,638)             --           (13,995)
                                               --------         -------         ---------
Income tax provision (benefit)                 $ 17,376         $(4,107)        $(107,564)
                                               ========         =======         =========

                 Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The type of differences that give rise to deferred income tax liabilities or assets are shown in the following table:

DEFERRED INCOME TAX SOURCES

                                                                           1996           1997
                                                                           ----           ----
                                                                         (Dollars in Millions)
       ASSETS
       Postretirement and postemployment employee benefits               $  147.1       $  147.7
       Operating loss carryforward (expiring in 2005 to 2012)                 8.0           76.7
       Minimum tax credit carryforwards (indefinite carryforward)            49.5           49.5
       Provision for expenses and losses                                     43.3           87.0
       Leasing activities                                                    25.2           23.8
       State income taxes                                                     6.0            1.4
       Miscellaneous other                                                   10.5            7.5
                                                                         --------       --------
              DEFERRED TAX ASSETS                                        $  289.6       $  393.6
                                                                         --------       --------
       LIABILITIES
       Property plant and equipment                                      $ (158.8)      $ (166.1)
       Inventory                                                            (35.5)         (34.9)
       State income taxes                                                    (4.9)          (1.0)
       Miscellaneous other                                                    (.9)          (6.8)
                                                                         --------       --------
              DEFERRED TAX LIABILITY                                     $ (200.1)      $ (208.8)
       Valuation allowance                                                  (20.0)         (20.0)
                                                                         --------       --------
       DEFERRED INCOME TAX ASSET - NET                                   $   69.5       $  164.8
                                                                         ========       ========

         As of December 31, 1997, for financial statement reporting purposes a balance of approximately $29.0 million of prereorganization tax benefits exist. These benefits will be reported as a direct addition to equity as they are recognized. In 1995 tax benefits of $42.1 million were recognized as a direct addition to equity. The decrease in the valuation allowance in 1995 reflects the recognition of these tax benefits. No prereorganization tax benefits were recognized in 1996 and 1997.

         During 1994, the Company experienced an ownership change as defined by
Section 382 of the Internal Revenue Code. As the result of this event, pre-change of control net operating losses that can be used to offset post-change of control pretax income will be limited to approximately $32 million per year. Post-change of control net operating losses do not have an annual offset limitation.

         Total federal and state income taxes paid in 1995, 1996 and 1997 were $18.0 million, $3.5 million and $0.7 million, respectively.

         Federal tax returns have been examined by the Internal Revenue Service ("IRS") through 1987. The statute of limitations has expired for years through 1993, however, the IRS can review prior years to adjust any NOL's incurred in such years and carried forward to offset income in subsequent open years. Management believes it has adequately provided for all taxes on income.

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:



                                                                     1995              1996             1997
                                                                             (Dollars in Thousands)
Income (loss) before taxes and
  extraordinary item                                               $ 100,075         $(3,449)        $(267,341)
                                                                   =========         =======         =========
Tax provision (benefit) at statutory rate                          $  35,026         $(1,207)        $ (93,569)
Increase (reduction) in tax due to:
  Percentage depletion                                                  (973)         (1,027)           (1,092)
  Equity earnings                                                     (1,288)         (2,408)              338
  State income tax net of federal effect                               1,624             260               299
  Reduction in valuation allowance net of equity adjustment          (16,300)             --                --
  Other miscellaneous                                                    925             275               455
                                                                   ---------         -------         ---------
Tax provision (benefit)                                            $  19,014         $(4,107)        $ (93,569)
                                                                   =========         =======         =========

NOTE E--SHORT TERM INVESTMENTS

The composition of the Company's short term investments are as follows:


                                                                 1996             1997
                                                                 ----             ----
Trading Securities:                                              (Dollars in Thousands)
    U. S. Treasury Securities                                  $402,125        $513,906
    U. S. Government Agency Mortgage Backed Obligations          40,013              --
    Other                                                         5,424           3,890
Available-for-sale securities:
    Equities                                                         --          63,754
                                                               --------        --------
                                                               $447,562        $581,550
                                                               ========        ========

         These investments are subject to price volatility associated with any interest bearing instrument. Fluctuations in general interest rates affect the value of these investments.

         The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance. No available-for-sale securities were held at December 31, 1996. At December 31, 1997 unrealized holding gains on available-for-sale securities of $24.2 million were reported as a separate component of stockholder's equity. Net unrealized holding gains and losses on trading securities included in net income for 1996 and 1997 were $10.0 million loss and $17.4 million gain, respectively. At December 31, 1996 and 1997 the Company had short term margin borrowings of $68.8 million and $275.5 million, respectively, related to the short term investments.

NOTE F -- INVENTORIES

                                                    December 31,
                                              1996               1997
                                              ----               ----
                                              (Dollars in Thousands)
       Finished products                   $  66,694         $  71,710
       In-process                             59,984           106,740
       Raw materials                          80,147           103,735
       Other materials and supplies           19,476            19,811
                                           ---------         ---------
                                             226,301           301,996
       LIFO reserve                          (10,899)          (17,239)
                                           ---------         ---------
                                           $ 215,402         $ 284,757
                                           =========         =========


      During 1996 and 1997, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories, the effect of which decreased income by approximately $1.2 million in 1996 and increased income by approximately $0.6 million in 1997.


NOTE G -- PROPERTY, PLANT AND EQUIPMENT

                                                                December 31,
                                                           1996              1997
                                                           ----              ----
                                                           (Dollars in Thousands)
       Land and mineral properties                      $   26,380        $   26,424
       Buildings, machinery and equipment                1,053,237         1,069,215
       Construction in progress                             18,839            22,603
                                                        ----------        ----------
                                                         1,098,456         1,118,242

       Accumulated depreciation and amortization           343,044           379,582
                                                        ----------        ----------
                                                        $  755,412        $  738,660
                                                        ==========        ==========

      The Company utilizes the modified units of production method of depreciation which recognizes that the depreciation of steelmaking machinery is related to the physical wear of the equipment as well as a time factor. The modified units of production method provides for straight line depreciation charges modified (adjusted) by the level of raw steel production. In 1996 and 1997 depreciation under the modified units of production method was $7.6 million or 13.4% and $21.6 million or 40% respectively, less than straight line depreciation. The 1996 and 1997 reductions in depreciation primarily reflect the ten month strike which began October 1, 1996.

NOTE H -- LONG-TERM DEBT

                                                                 December 31,
                                                            1996            1997
                                                            ----            ----
                                                           (Dollars in Thousands)
       Senior Unsecured Notes due 2007, 9 1/4%            $     --        $273,966
       Term Loan Agreement due 2006, floating rate              --          75,000
       Senior Unsecured Notes due 2003, 93/8%:             266,155              --
       IRS pension tax note due 1997, 8%                     1,833              --
       Other                                                 2,546           1,953
                                                          --------        --------
                                                           270,534         350,919
       Less portion due within one year                      2,336             466
                                                          --------        --------
             Total Long-Term Debt (1)                     $268,198        $350,453
                                                          ========        ========

(1) The fair value of long-term debt at December 31, 1996 and December 31, 1997 was $270.2 million and $350.9 million, respectively. Fair value of long-term debt is estimated based on trading in the public market.

      Long-term debt maturing in each of the next five years is as follows:
      1998, $466; 1999, $474; 2000, $472; 2001, $272 and 2002, $259.

A summary of the financial agreements at December 31, 1997 follows:

REVOLVING CREDIT FACILITY

         On December 28, 1995, WPSC entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit.

         The RCF expires May 3, 1999. Interest rates are based on the Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%, but the margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. A commitment fee of .5% is charged on the unused portion. The letter of credit fee is 2.25% and is also performance based.

         Borrowings are secured primarily by 100% of the eligible inventory of WPSC, Pittsburgh-Canfield Corporation ("PCC"), Wheeling Construction Products, Inc. (WCPI") and Unimast, Inc. ("Unimast") and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distribution of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. WPC, PCC, WCPI and Unimast have each guaranteed all of the obligations of WPSC under the RCF. Borrowings outstanding against the RCF at December 31, 1997 totaled $89.8 million. No letters of credit were outstanding under the RCF.

         In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At December 31, 1997 letters of credit totaling $9.3 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

93/8% SENIOR NOTES DUE 2003

         On November 23, 1993 WPC issued $325 million of 93/8% Senior Notes. Interest on the 93/8% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1994. The 93/8% Senior Notes mature on November 15, 2003. During 1994, the Company repurchased $54.3 million of its outstanding 93/8% Senior Notes at an average price of 94% of the related outstanding principal amount.

         During 1996, $4.2 million of the Senior Notes were retired via the issuance by WHX Corporation shares of its Common Stock pursuant to the terms of the Warrants Agreement allowing holders to tender lawful debt of the Company at face value to pay for exercise of warrants.

         On November 26, 1997, WPC, under the terms of the indenture, defeased the remaining $266.2 million 93/8% Senior Notes outstanding at a total cost of $298.8 million. The 93/8% Senior Notes were placed into trusteeship where they will be held until redemption on November 15, 2000.

9 1/4% SENIOR NOTES DUE 2007

         On November 26, 1997 WPC issued $275 million principal amount of 9 1/4% Senior Notes. Interest on the 9 1/4% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1998. The 9 1/4% Senior Notes mature on November 15, 2007.

         The 9 1/4% Senior Notes are redeemable at the option of WPC, in whole or in part, on or after

November 15, 2002 at specified redemption prices, plus accrued interest and liquidated damages, if any, thereon to the date of redemption.

         Upon the occurrence of a Change of Control (as defined), WPC will be required to make an offer to repurchase all or any part of each holder's 9 1/4% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of repurchase.

         The 9 1/4% Senior Notes are unsecured obligations of WPC, ranking senior in right of payment to all existing and future subordinated indebtedness of WPC, and pari passu with all existing and future senior unsecured indebtedness of WPC, including borrowings under the Term Loan Agreement.

         The 9 1/4% Senior Notes indenture contains certain covenants, including, but not limited to, covenants with respect to: (i) limitations on indebtedness; (ii) limitations on restricted payments; (iii) limitations on transactions with affiliates; (iv) limitations on liens; (v) limitations on sale of assets; (vi) limitations on issuance and sale of capital stock of subsidiaries; (vii) limitations on dividends and other payment restrictions affecting subsidiaries; and (vii) restrictions on consolidations, mergers and sales of assets.

         WPC has agreed to file a registration statement relating to an exchange offer for the Senior Notes under the Securities Act of 1933. The Senior Notes are eligible for trading in the Private Offerings, Resales and Trading through Automated Linkages ("PORTAL") market.

TERM LOAN AGREEMENT

         On November 26, 1997 WPC entered into the Term Loan Agreement with DLJ Capital Funding Inc., as syndication agent, pursuant to which it borrowed $75 million.

         Interest on the Term Loan Agreement is payable on March 15, June 15, September 15 and December 15 as to Base Rate Loans, and with respect to LIBOR loans on the last day of each applicable interest period, and if such interest period shall exceed three months, at intervals of three months after the first day of such interest period. Amounts outstanding under the Term Loan Agreement bear interest at the Base Rate (as defined therein) plus 2.25% or the LIBO Rate (as defined therein) plus 3.25%

         WPC's obligations under the Term Loan Agreement are guaranteed by its present and future operating subsidiaries. WPC may prepay the obligations under the Term Loan Agreement beginning on November 15, 1998, subject to a premium of 2.0% of the principal amount thereof. Such premium declines to 1.0% on November 15, 1999 with no premium on or after November 15, 2000.

INTEREST COST

         Aggregate interest costs on long-term debt and amounts capitalized during the three years ended December 31, 1997, are as follows:


                                                      1995           1996           1997
                                                      ----           ----           ----
                                                         (Dollars in Thousands)
Aggregate interest expense on long-term debt        $29,192        $28,463        $31,274
Less:  Capitalized interest                           6,362          2,500          2,227
                                                    -------        -------        -------
Interest expense                                    $22,830        $25,963        $29,047
                                                    =======        =======        =======
Interest paid                                       $27,873        $27,660        $29,589
                                                    =======        =======        =======

NOTE I -- STOCKHOLDERS' EQUITY

         The authorized capital stock of WHX consists of 60,000,000 shares of Common Stock, $.01 par value, of which 19,433,614 shares (including redeemable Common Stock, but excluding 205,100 shares of Common Stock held in treasury), were outstanding as of December 31, 1997 and 10,000,000 shares of Preferred Stock, $0.10 par value, of which 2,907,880 shares of Series A Convertible Preferred Stock and 2,975,100 shares of Series B Convertible Preferred Stock were outstanding as of December 31, 1997. In 1996 and 1997, the Company purchased 2,940,316 shares and 5,537,552 shares, respectively, of Common Stock in open market purchases.


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

         The Series A Convertible Preferred Stock was not redeemable prior to July 1, 1996. On and after such date, the Series A Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, for cash, initially at $52.275 per share and thereafter at prices declining ratably to $50.00 per share on and after July 1, 2003, plus in each case accrued and unpaid dividends to the redemption date. The Series A Convertible Preferred Stock is not entitled to the benefit of any sinking fund. In 1996 and 1997 the Company purchased and retired 92,000 shares of Series A Convertible Preferred Stock on the open market. An additional 120 shares were converted into Common Stock.

SERIES B CONVERTIBLE PREFERRED STOCK

         The Company completed a shelf registration in the amount of $550 million of debt securities or preferred stock in August 1994. Pursuant to this shelf registration the Company issued 3,500,000 shares of Series B Convertible Preferred Stock in September 1994 for net proceeds of $169.8 million. Dividends on the shares of the Series B Convertible Preferred Stock, are cumulative, are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, in an amount equal to $3.75 per share per annum.

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

         The Series B Convertible Preferred Stock was not redeemable prior to October 1, 1997. On and after such date, the Series B Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, for cash, initially at $52.625 per share and thereafter at prices declining ratably to $50.00 per share on and after October 1, 2004, plus in each case accrued and unpaid dividends to the redemption date. The Series B Convertible Preferred Stock is not entitled to the benefit of any sinking fund. In 1996 and 1997 the Company purchased and retired 524,900 shares of Series B Convertible Preferred Stock in open market purchases.

REDEEMABLE COMMON STOCK

         Certain present and former employees of the Company were issued preferred shares of the Company prior to the Chapter 11 proceeding of the Company's predecessor in exchange for wage and salary concessions. Such preferred shares were exchanged for 1,279,935 shares of Common Stock under the Chapter 11 Plan of Reorganization, these shares were issued to an Employee Stock Ownership Plan ("ESOP") on such employees' behalf. Beneficial owners of such shares who were active employees on August 15, 1990 and who have either retired, died or become disabled, or who reach 30 years of service, may sell their Common Stock to the Company at a price of $15 or, upon qualified retirement, $20 per share. These contingent obligations are expected to extend over many years, as participants in the ESOP satisfy the criteria for selling shares to the Company. In addition, each beneficiary can direct the ESOP to sell any or all of its Common Stock into the public markets at any time; provided, however, that the ESOP will not on any day sell in the public markets more than 20% of the number of shares of Common Stock traded during the previous day. As of December 31, 1997, 359,739 shares of redeemable Common Stock remained outstanding.

         Changes in capital accounts are as follows: (Dollars and shares in thousands)


                                                             Convertible            Treasury           Accumulated    Capital in
                                        Common Stock          Preferred               Stock              Earnings     Excess of
                                       Shares    Amount    Shares    Amount     Shares       Amount       Deficit     Par Value
                                       ------    ------    ------    ------     ------       ------       -------     ---------
Balance January 1, 1995                27,229      $272     6,500      $650         --           --       $23,349      $664,905
EIP shares sold                             4        --        --        --         --           --            --            57
Stock options exercised                    24        --        --        --         --           --            --           191
Warrants exercised                         64         1        --        --         --           --            --           406
401K contribution                          84         1        --        --         --           --            --           952
Purchase of treasury stock             (2,025)      (20)       --        --      2,025      (22,594)           --            --
Acquisition of Namasco assets             188         2        --        --         --           --            --         1,998
Financing costs                            --        --        --        --         --           --            --          (138)
Pre-reorg. tax benefits                    --        --        --        --         --           --            --        42,100
Preferred dividends                        --        --        --        --         --           --       (22,875)           --
Net Income                                 --        --        --        --         --           --        78,018            --
                                       ------      ----     -----       ---      -----      -------        ------       -------
Balance December 31, 1995              25,568       256     6,500       650      2,025      (22,594)       78,492       710,471
                                       ------      ----     -----       ---      -----      -------        ------       -------
EIP shares sold                             5        --        --        --         --           --            --            75
Stock options exercised                   124         1        --        --         --           --            --           947
Warrants exercised                      1,477        15        --        --         --           --            --         9,377
401K contribution                          94         1        --        --         --           --            --           960
Purchase of treasury stock             (2,940)      (19)       --        --      2,940      (27,537)           --            --
Retirement of treasury stock               --        (9)       --        --     (4,808)      48,749            --       (48,741)
Retirement of preferred stock              --        --      (363)      (36)        --           --            --       (14,966)
Preferred dividends                        --        --        --        --         --           --       (22,313)           --
Net Income                                 --        --        --        --         --           --           658            --
                                       ------      ----     -----      ----      -----      -------     ---------      --------
Balance December 31, 1996              24,328       245     6,137       614        157       (1,382)       56,837       658,123
                                       ------      ----     -----      ----      -----      -------     ---------      --------
EIP shares sold                             4        --        --        --         --           --            --            67
Stock options exercised                   173         2        --        --         --           --            --         1,388
WPN stock option                           --        --        --        --         --           --            --         6,678
401K contribution                         107         1        --        --         --           --            --           927
Purchase of treasury stock             (5,538)       --        --        --      5,537      (55,602)           --            --
Retirement of treasury stock               --       (55)       --        --     (5,489)      54,766            --       (54,712)

                                                             Convertible            Treasury           Accumulated    Capital in
                                        Common Stock          Preferred               Stock              Earnings     Excess of
                                       Shares    Amount    Shares    Amount     Shares       Amount       Deficit     Par Value
                                       ------    ------    ------    ------     ------       ------       -------     ---------

Retirement of preferred stock              --        --      (254)      (25)        --           --            --        (9,814)
Preferred dividends                        --        --        --        --         --           --       (20,657)           --
Net loss                                   --        --        --        --         --           --      (199,762)           --
                                       ------      ----     -----      ----      -----      -------     ---------      --------
Balance December 31, 1997              19,074      $193     5,883      $589        205      $(2,218)    $(163,582)     $602,657
                                       ======      ====     =====      ====      =====      =======     ==========     ========



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

         An aggregate of 2,500,000 shares of Common Stock has been reserved for issuance upon exercise of Options under the 1991 Plan. The 1991 Plan is administered by a committee (the "Committee") consisting of not less than three nonemployee members appointed by the Board of Directors. The term of Options granted under the 1991 Plan may not exceed 10 years (five years in the case of an incentive Option granted to an optionee owning more than 10% of the voting stock of the Company (a "10% Holder")). The Option price for Options shall not be less than 100% of the "fair market value" of the shares of Common Stock at the time the Option is granted; provided, however, that with respect to an incentive option, in the case of a 10% Holder, the purchase price per share shall be at least 110% of such fair market value. The aggregate fair market value of the shares of Common Stock as to which an optionee may first exercise incentive stock options in any calendar year may not exceed $100,000. Payment for shares purchased upon exercise of Options is to be made in cash, but, at the discretion of the Committee, may be made by delivery of other shares of Common Stock of comparable value. The 1991 Plan will terminate on September 24, 2001 and may be terminated at any time by the Board of Directors prior to that date.

DIRECTORS OPTION PLANS

          The 1993 Directors D&O Plan (the "1993 D&O Plan") is authorized to issue shares of Common Stock pursuant to the exercise of options with respect to a maximum of 400,000 shares of Common Stock. The options vest over three years from the date of grant. The 1997 Directors Stock Option Plan ("1997 D&O Plan") is authorized to issue an additional 400,000 shares of Common Stock.

OPTION GRANTS TO WPN CORP.

          On July 29, 1993 (the "Approval Date"), the Board of Directors approved the grant of options to WPN Corp. to purchase 1,000,000 shares of Common Stock (the "Option Grants"). The Option Grants were approved by the stockholders on March 31, 1994.

          On August 4, 1997 the compensation committee of the Board of Directors granted an option to purchase 1,000,000 shares of Common Stock to WPN Corp, at the then market price per share, subject to stockholder approval. The Board of Directors approved such grant on September 25, 1997, and the stockholders approved it on December 1, 1997 (measurement date).

          The options under each plan are exercisable with respect to one-third of the shares of Common Stock issuable upon the exercise thereunder at any time on or after the date of stockholder approval of the Option Grants. The options with respect to an additional one-third of the shares of Common Stock may be exercised on the first and second anniversaries of the Approval Date, respectively. The options, to the extent not previously exercised, will expire on April 29, 2003 and August 4, 2007, respectively.

          The Company is required to record a charge for the fair value of the 1997 option grants under SFAS

123. The fair value of the option grant is estimated on the measurement date using the Black--Scholes option-pricing model. The following assumptions were used in the Black--Scholes calculation: expected volatility of 48.3%, risk-free interest rate of 5.83%, an expected life of 5 years and a dividend yield of zero. The resulting estimated fair value of the shares granted in 1997 was $6.7 million which was recorded as part of the special charge related to the new labor agreement.

          A Summary of the Option Plans:

                                                      NUMBER OF OPTIONS
                                         1991              D & O              WPN            OPTION PRICE          WEIGHTED AVERAGE
                                         PLAN              PLAN             GRANTS             OR RANGE              OPTION PRICE
                                         ----              ----             ------             --------              ------------
          Balance 12/31/94           1,225,919            224,000         1,000,000                                    $10.897
               Granted                      --             68,000                --               11.00                 11.000
               Cancelled               (43,328)                --                --           6.125-14.625               9.733
               Exercised               (24,174)                --                --            6.125-8.750               7.913
                                     ---------          ---------      ------------

          Balance 12/31/95           1,158,417            292,000         1,000,000                                     10.949
               Granted                  23,000             34,000                --            9.875-13.50              11.226
               Cancelled                (8,423)                --                --            8.75-14.625              14.317
               Exercised              (123,664)                --                --            6.125-8.750               7.667
                                    ----------     -    ---------      ------------

          Balance 12/31/96           1,049,330            326,000         1,000,000                                     11.054
               Granted                 982,500            166,000         1,000,000           6.875-13.8125             11.641
               Cancelled              (222,802)            (5,334)               --            8.75-14.625              13.648
               Exercised              (172,639)                --                --            6.125-8.75                8.048
                                    ----------     -    ---------      ------------

          Balance 12/31/97           1,636,389            486,666         2,000,000                                     11.342
                                     ---------           --------         ---------

Options outstanding at December 31, 1997 which are exercisable totaled 2,341,221 and have a weighted average option price of $10.918.


      In 1996 the Company adopted SFAS No. 123, and elected to continue to account for such compensation under the provisions of APB 25. Therefore, no compensation costs have been recognized for the stock option plans in 1996 or 1997. Had the Company elected to account for stock-based compensation under the provisions of SFAS No. 123 during 1996 and 1997, the effect on net income and earnings per share would not be material.

EARNINGS PER SHARE

      In 1997 the Company adopted SFAS No. 128, Earnings per Share. The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. The computation of earnings per common share--assuming dilution in 1995 assumes conversion of preferred stock and redeemable common stock and exercise of outstanding stock options and warrants. In 1996 and 1997, the conversion of preferred shares and redeemable common stock and exercise of options and warrants would have had an anti-dilutive effect. Previously reported EPS has been restated. A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION

                                                                         FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                    INCOME            SHARES              PER-SHARE
                                                                  (NUMERATOR)     (DENOMINATOR)              AMOUNT
                                                                  -----------     -------------              ------
                                                                          (DOLLARS AND SHARES IN THOUSANDS)
Income (loss) before extraordinary item                           $(173,772)
Less:  Preferred stock dividends                                     20,657
BASIC EPS AND DILUTED EPS
                                                                  ----------
   Income (loss) available to common stockholders                 $(194,429)          22,028                $(8.83)
                                                                  ==========          ======                ======

The assumed conversion of stock options, preferred stock and redeemable common stock would have an anti-dilutive effect on earnings per share.


                                                                          FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                    INCOME            SHARES              PER-SHARE
                                                                  (NUMERATOR)     (DENOMINATOR)             AMOUNT
                                                                  -----------     -------------             ------
                                                                          (DOLLARS AND SHARES IN THOUSANDS)
Income before extraordinary item                                   $    658
Less:  Preferred stock dividends                                     22,313
BASIC EPS AND DILUTED EPS
                                                                   ---------
   Income (loss) available to common stockholders                  $(21,655)          26,176                $(0.83)
                                                                   =========          ======                ======

The assumed conversion of stock options, preferred stock and redeemable common stock would have an anti-dilutive effect on earnings per share.


                                                                         FOR THE YEAR ENDED DECEMBER 31, 1995
                                                                    INCOME           SHARES               PER-SHARE
                                                                  (NUMERATOR)     (DENOMINATOR)             AMOUNT
                                                                  -----------     -------------             ------
                                                                            (DOLLARS AND SHARES IN THOUSANDS)
Income before extraordinary item                                    $81,061
Less:  Preferred stock dividends                                     22,875
                                                                    -------
BASIC EPS
   Income  available to common stockholders                         $58,186           25,850                 $2.25

EFFECT OF DILUTIVE SECURITIES
   Options and warrants                                                  --              821
   Convertible preferred stock                                       22,875           18,084
   Redeemable common stock                                               --              444
DILUTED EPS
    Income available to common
                                                                    -------           ------
        stockholders plus assumed conversions                       $81,061           45,199                 $1.79
                                                                    =======           ======                 =====



NOTE J -- COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

      The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with the Buckeye reclamation will be between $3.0 and $4.0 million. At six other sites (MIDC Glassport, United Scrap Lead, Tex-Tin, Breslube Penn, Four County Landfill and Beazor) the Company estimates costs to aggregate up to $700,000. The Company is currently funding its share of remediation costs.

      The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $5.9 million, $6.8 million and $12.4 million for 1995, 1996 and 1997, respectively. The Company anticipates spending approximately $41.3 million in the aggregate on major environmental compliance projects through the year 2000, estimated to be spent as follows: $13.4 million in 1998, $15.9 million in 1999 and $12.0 million in 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

      Non-current accrued environmental liabilities totaled $7.8 million at December 31, 1996 and $10.6 million at December 31, 1997. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

      Based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the Company on pending judicial and administrative proceedings, the Company does not expect its environmental compliance and liability costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of the Company. However, as further information comes into the Company's possession, it will continue to reassess such evaluations.


NOTE K -- RELATED PARTY TRANSACTION

      The Chairman of the Board of the Company is the president and sole shareholder of WPN Corp. Pursuant to a management agreement effective as of January 3, 1991, as amended January 1, 1993 and April 11, 1994, approved by a majority of the disinterested directors of the Company, WPN Corp. provides certain financial, management advisory and consulting services to the Company. Such services include, among others, identification, evaluation and negotiation of acquisitions, responsibility for financing matters for the Company and its subsidiaries, review of annual and quarterly budgets, supervision and administration, as appropriate, of all the Company's accounting and financial functions and review and supervision of reporting obligations under Federal and state securities laws. In exchange for such services, WPN Corp. received a fixed monthly fee of $458,333 in 1996 and 1997. In addition to the fixed monthly fee, the Company paid a $300,000 bonus to WPN Corp. for its services in obtaining a new five-year labor contract with significant job reductions. The management agreement has a two year term and is renewable automatically for successive one year periods, unless terminated by either party upon 60 days' prior written notice.

      The stockholders approved a grant of an option to purchase 1,000,000 shares of Common Stock to WPN Corp. for their performance in obtaining a new labor agreement. The options were valued using the Black--Scholes formula at $6.7 million and recorded as a special charge related to the labor contract.

NOTE L --- OTHER INCOME

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                             1995          1996          1997
                                           --------      --------      --------
                                                  (Dollars in Thousands)
Interest and investment income             $ 37,571      $ 19,660      $ 52,092
Equity income (loss)                          4,845         9,496        (1,644)
Sale of WP Radio assets                       6,718            --            --
Receivables securitization fees              (4,283)       (4,934)       (3,826)
Other, net                                    2,288         1,752         4,046
                                           --------      --------      --------
                                           $ 47,139      $ 25,974      $ 50,668
                                           ========      ========      ========

NOTE M -- SALE OF RECEIVABLES

      In 1994, a special purpose wholly-owned subsidiary of WPSC entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, WCPI and PCC. The agreement expires in August 1999. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 WPSC entered into an agreement to include the receivable generated by Unimast in the pool of accounts receivable sold. Accounts receivable at December 31, 1996 and 1997 exclude $45 million and $69 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from 5.76% to 8.50%of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

      The Company adopted SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective January 1, 1997. The adoption of SFAS 125 did not have a material effect on the Company's financial condition or results of operations for the year ended December 31, 1997.

NOTE N -- SEPARATE FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED AND 50
          PERCENT OR LESS OWNED PERSONS

      The Company owns 35.7% of Wheeling-Nisshin. Wheeling-Nisshin had total debt outstanding at December 31, 1996 and 1997 of approximately $25.3 million and $18.5 million, respectively. The Company derived approximately 3.9% of its 1997 revenues from sale of steel to Wheeling-Nisshin, down from 11.5% in 1996. The decrease in revenue reflects the effect of the strike on the Company's shipments to Wheeling- Nisshin, Inc. The Company received dividends of $2.5 million annually from Wheeling-Nisshin from 1995 through 1997. Audited financial statements of Wheeling-Nisshin are presented under Item 14 because it is considered a significant subsidiary of the Company under SEC regulations.

NOTE O -- EXTRAORDINARY CHARGES

                                                  YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                              1995          1996         1997
                                            --------      --------     --------
                                                   (Dollars in Thousands)
Premium on early debt retirement            $     --      $     --     $ 32,600
Unamortized debt issuance cost                    --            --        4,770
Coal retiree medical benefits                  4,681            --        2,615
Income tax effect                             (1,638)           --      (13,995)
                                            --------      --------     --------
                                            $  3,043      $     --     $ 25,990
                                            ========      ========     ========

      In November 1997 the Company paid a premium of $32.6 million to defease the remaining $266.2 million of the 93/8 Senior Notes at a total cost of $298.8 million.

      In 1997 a 7% discount rate was used to calculate the actuarially determined coal retiree medical benefit liability. In 1996 and 1995 the discount rate was 7.5%. In 1997 the Company also incurred higher premiums for additional retirees and orphans assigned in 1995. See Note C.

NOTE P -- SUPPLEMENTAL SUBSIDIARY COMPANY SUMMARIZED FINANCIAL INFORMATION

The following are summarized consolidated financial information of the Company's major operating subsidiary, WPC.


                                                                YEAR ENDED DECEMBER 31,
                                                         1995            1996            1997
                                                      -----------     -----------     -----------
                                                                 (Dollars in Thousands)
INCOME DATA
     Net sales                                        $ 1,267,869     $ 1,110,684     $   489,662
     Cost of products sold, excluding depreciation      1,059,622         988,161         585,609
     Depreciation                                          65,760          66,125          46,203
     Selling, general and administrative expense           61,741          54,903          52,222
     Special charge                                            --              --          92,701
                                                      -----------     -----------     -----------
     Operating income(loss)                                80,746           1,495        (287,073)
     Interest expense                                      22,431          23,763          27,204
     Other income(loss)                                     3,234           9,476            (221)
                                                      -----------     -----------     -----------
     Income (loss) before tax and
       extraordinary item                                  61,549         (12,792)       (314,498)
     Tax provision (benefit)                                3,030          (7,509)       (110,035)
                                                      -----------     -----------     -----------
     Income (loss) before extraordinary item               58,519          (5,283)       (204,463)
     Extraordinary charge (net of tax)                     (3,043)             --         (25,990)
                                                      -----------     -----------     -----------
     Net Income (Loss)                                $    55,476     $    (5,283)    $  (230,453)
                                                      ===========     ===========     ===========

                                                                YEAR ENDED DECEMBER 31,
                                                         1995            1996            1997
                                                      -----------     -----------     -----------
                                                                 Dollars in Thousands)
BALANCE SHEET DATA
Assets
     Current assets                                   $   379,651     $   267,434     $   325,364
     Non-current assets                                   960,384         978,458       1,099,204
                                                      -----------     -----------     -----------
Total Assets                                          $ 1,340,035     $ 1,245,892     $ 1,424,568
                                                      ===========     ===========     ===========
Liabilities and Stockholder's Equity
     Current liabilities                              $   231,852     $   158,412     $   316,195
     Non-current liabilities                              764,412         748,993         993,661
     Stockholder's equity                                 343,771         338,487         114,712
                                                      -----------     -----------     -----------
Total Liabilities and Stockholder's Equity            $ 1,340,035     $ 1,245,892     $ 1,424,568
                                                      ===========     ===========     ===========

NOTE Q -- QUARTERLY INFORMATION (UNAUDITED)

      Financial results by quarter for the two fiscal years ended December 31, 1996 and 1997 are as follows:


                                                                                      Basic          Basic         Diluted
                                                                                 Earnings (Loss)    Earnings       Earnings
                                                                                    Per Share        (Loss)         (Loss)
                                       Gross          Extra-           Net           Before        Per Share      Per Share
                         Net          Profit         ordinary        Income       Extraordinary      On Net         On Net
                        Sales          (Loss)         Charge         (Loss)          Charge          Income         Income
                        -----          ------         ------         ------          ------          ------         ------
                                                    (Dollars, Except Per Share, in Thousands)
1996
  1st Quarter         $315,493        $41,713           --           $1,159          $(.17)          $(.17)         $(.17)
  2nd Quarter          357,815         59,266           --           16,830            .42             .42            .37
  3rd Quarter          391,925         61,597           --           17,317            .45             .45            .40
  4th Quarter(1)       167,462        (26,109)          --          (34,648)         (1.60)          (1.60)         (1.60)

1997:(1)
  1st Quarter          113,632        (27,520)          --          (40,724)         (1.92)          (1.92)         (1.92)
  2nd Quarter          128,472        (17,043)          --          (31,107)         (1.58)          (1.58)         (1.58)
  3rd Quarter          144,612        (28,314)          --          (91,387)         (4.49)          (4.49)         (4.49)
  4th Quarter          255,380         (5,749)       (25,990)       (36,544)          (.79)          (2.11)         (2.11)

Diluted loss per share would be the same as basic loss per share in loss quarters because conversion of stock options, convertible Series A and Series B Preferred Stock or redeemable Common Stock would be anti-dilutive.

(1) The financial results of the Company for the fourth quarter of 1996 and all four quarters of 1997 were adversely affected by the strike. Negative impacts of the strike included the volume effect of lower production on fixed cost absorption, higher levels of external steel purchases, start-up costs and a higher-cost mix of products shipped.


NOTE R - SUBSEQUENT EVENT

         On March 1, 1998, the Company entered into a definitive merger agreement (the "Merger Agreement") with Handy & Harman ("Handy & Harman"), a New York Stock Exchange listed company which is a diversified industrial manufacturing company. Pursuant to the Merger Agreement, HN Acquisition Corp., a wholly-owned subsidiary of the Company, will commence a cash tender offer (the "Tender Offer") to acquire all of the outstanding common shares of Handy & Harman at $35.25 per share. The Tender Offer is conditioned upon, among other things, the valid tender of such number of shares of Handy & Harman common stock, which, when added to the 13.6% of outstanding shares of Handy & Harman already owned by the Company, would represent at least a majority of Handy & Harman's outstanding shares on a fully diluted basis. Upon the successful completion of the Tender Offer, the parties will, subject to stockholder approval, complete a second-step cash merger at $35.25 per share as promptly as practicable. Upon completion of the merger, Handy & Harman will become a wholly-owned subsidiary of the Company. The transaction has a total value of approximately $645 million, including the assumption of approximately $190 million in debt. The Company anticipates financing the transaction through cash on hand and a private placement of debt securities of the Company. The Company currently anticipates an offering, however, the exact terms and conditions of such proposed financing, including the sources thereof, have not been determined and could vary substantially from the anticipated form thereof.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         NOT APPLICABLE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference to the information appearing under the heading "Election of Directors" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

ITEM 11. MANAGEMENT REMUNERATION

         Incorporated by reference to the information appearing under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the information appearing under the heading "Security Ownership" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference to the information appearing under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 2.   Audited Financial Statements of Wheeling-Nisshin, Inc.

         The following audited Financial Statements of Wheeling-Nisshin, Inc. are presented because Wheeling- Nisshin is considered a significant subsidiary as defined under SEC Regulations.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Wheeling-Nisshin, Inc.:

We have audited the accompanying balance sheets of Wheeling-Nisshin, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wheeling-Nisshin, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




Coopers & Lybrand L.L.P.
Pittsburgh, Pennsylvania
February 12, 1998

                             WHEELING-NISSHIN, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)


                                                              1997        1996
                                                            --------    --------
                                     ASSETS

Current assets:
  Cash and cash equivalents ............................    $ 22,313    $ 19,017
  Investments ..........................................      28,500      19,900
  Trade accounts receivable, net of allowance for
    bad debts of $250 in 1997 and 1996 .................      16,364      19,765
  Inventories (Note 3) .................................      16,793      22,233
  Prepaid income taxes .................................         139          --
  Deferred income taxes (Note 6) .......................       2,342       2,337
                                                            --------    --------
  Other current assets .................................         622         819
        Total current assets ...........................      87,073      84,071
Property, plant and equipment, net (Note 4) ............     124,787     134,174
Debt issuance costs, net of accumulated amortization
  of $1,704 in 1997 and $1,617 in 1996 .................         197         284
                                                            --------    --------
Other assets ...........................................         719         851
                                                            --------    --------
        Total assets ...................................    $212,776    $219,380

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................    $ 10,684    $ 21,226
  Due to affiliates (Note 8) ...........................       3,356          --
  Accrued interest .....................................         367         497
  Accrued income taxes .................................          --       3,183
  Other accrued liabilities ............................       3,260       3,388
  Accrued profit sharing ...............................       4,644       6,505
                                                            --------    --------
  Current portion of long-term debt (Note 5) ...........       6,835       6,828
        Total current liabilities ......................      29,146      41,627
Long-term debt, less current portion (Note 5) ..........      11,645      18,487
Deferred income taxes (Note 6) .........................      25,262      24,116
                                                            --------    --------
Other long-term liabilities (Note 9) ...................       2,500          --
                                                            --------    --------
        Total liabilities ..............................      68,553      84,230

Contingencies (Note 9)
Shareholders' equity:
  Common stock, no par value; authorized, issued
    and outstanding, 7,000 shares ......................      71,588      71,588
                                                            --------    --------
  Retained earnings ....................................      72,635      63,562
                                                            --------    --------
    Total shareholders' equity .........................     144,223     135,150
                                                            --------    --------
        Total liabilities and shareholders' equity .....    $212,776    $219,380

    The accompanying notes are an integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                                  1997          1996          1995
                                                ---------     ---------     ---------
Net Sales ..................................    $ 396,278     $ 375,658     $ 389,704
                                                ---------     ---------     ---------
Cost of goods sold (Note 8) ................      365,967       335,071       349,429
    Gross profit ...........................       30,311        40,587        40,275
                                                ---------     ---------     ---------
Selling, general and administrative expenses        5,608         6,546         8,676
                                                ---------     ---------     ---------
    Operating profit .......................       24,703        34,041        31,599

Other income (expense):
  Interest and other income ................        2,203         2,539         1,717
                                                ---------     ---------     ---------
  Interest expense .........................       (1,398)       (1,909)       (3,729)
                                                ---------     ---------     ---------
                                                      805           630        (2,012)
    Income before income taxes .............       25,508        34,671        29,587
Provision for income taxes (Note 6) ........        9,435        13,110        11,538
                                                ---------     ---------     ---------
    Net income .............................    $  16,073     $  21,561     $  18,049
Earnings per share (Note 2) ................    $    2.30     $    3.08     $    2.58

     The accompanying notes are a integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)


                                          COMMON       RETAINED
                                           STOCK       EARNINGS         TOTAL
                                         ---------     ---------      ---------
Balance at December 31, 1994 .......     $  71,588     $  37,952      $ 109,540
Net income .........................            --        18,049         18,049
                                         ---------     ---------      ---------
Cash dividends ($1 per share) ......            --        (7,000)        (7,000)

Balance at December 31, 1995 .......        71,588        49,001        120,589
Net income .........................            --        21,561         21,561
                                         ---------     ---------      ---------
Cash dividends ($1 per share) ......            --        (7,000)        (7,000)

Balance at December 31, 1996 .......        71,588        63,562        135,150
Net income .........................            --        16,073         16,073
                                         ---------     ---------      ---------
Cash dividends ($1 per share) ......            --        (7,000)        (7,000)

Balance at December 31, 1997 .......     $  71,588     $  72,635      $ 144,223

     The accompanying notes are a integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                          1997         1996         1995
                                                                        --------     --------     --------
Cash flows from operating activities:
  Net income .......................................................    $ 16,073     $ 21,561     $ 18,049
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization ..................................      13,065       12,952       16,210
    Deferred income taxes ..........................................       1,141        5,330        5,449
    Net change in operating assets and liabilities:
      Decrease (increase) in trade accounts receivable .............       3,401         (730)        (602)
      Decrease (increase) in inventories ...........................       5,440       (3,467)       5,161
      (Increase) decrease in prepaid and accrued
        income taxes ...............................................      (3,322)         (51)       1,368
      Decrease (increase) in other assets ..........................         197         (636)          42
      (Decrease) Increase in accounts payable ......................     (10,542)      12,846          179
      Increase (decrease) in due to affiliates .....................       3,356       (6,036)     (25,233)
      Decrease in accrued interest .................................        (130)        (173)        (312)
                                                                        --------     --------     --------
      (Decrease) increase in other accrued liabilities .............      (1,989)         945        4,843
                                                                        --------     --------     --------
        Net cash provided by operating activities ..................      26,690       42,541       25,154
Cash flows from investing activities:
  Capital expenditures, net ........................................        (959)      (1,173)      (1,029)
  Purchase of investments ..........................................     (43,700)     (19,900)          --
                                                                        --------     --------     --------
  Sale of investments ..............................................      35,100           --           --
                                                                        --------     --------     --------
        Net cash used in investing activities ......................      (9,559)     (21,073)      (1,029)
Cash flows from financing activities:
  Payments on long-term debt .......................................      (6,835)     (11,361)     (32,145)
                                                                        --------     --------     --------
  Payment of dividends .............................................      (7,000)      (7,000)      (7,000)
                                                                        --------     --------     --------
        Net cash used in financing activities ......................     (13,835)     (18,361)     (39,145)
Net increase (decrease) in cash and
  cash equivalents .................................................       3,296        3,107      (15,020)
                                                                        --------     --------     --------
Cash and cash equivalents:
  Beginning of the year ............................................      19,017       15,910       30,930
                                                                        --------     --------     --------
  End of the year ..................................................    $ 22,313     $ 19,017     $ 15,910
                                                                        --------     --------     --------
Supplemental cash flow disclosures:
  Cash paid during the year for:
    Interest .......................................................    $  1,528     $  2,082     $  4,041
                                                                        --------     --------     --------
    Income taxes ...................................................    $ 11,616     $  7,831     $  4,968
                                                                        --------     --------     --------
Supplemental schedule of noncash investing
  and financing activities:

  Acquisition of property, plant and equipment
    included in other long-term liabilities (Note 9) ...............    $  2,500     $     --     $    290

    The accompanying notes are an integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1. DESCRIPTION OF BUSINESS

         Wheeling-Nisshin, Inc. (the Company) is engaged in the production and marketing of galvanized and aluminized steel products at a manufacturing facility in Follansbee, West Virginia. Principally all of the Company's sales are to ten trading companies located primarily in the United States. At December 31, 1997, Nisshin Holding Incorporated, a wholly-owned subsidiary of Nisshin Steel Co., Ltd.,(Nisshin) and Wheeling-Pittsburgh Corporation (Wheeling-Pittsburgh) owned 64.3% and 35.7% of the outstanding common stock of the Company, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  INVESTMENTS:

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified as trading, held-to-maturity, or available-for-sale. The Company's investments, which consist of certificates of deposit and commercial paper, are classified as held-to-maturity and are recorded at cost. The certificates of deposit amounted to $28,500 and $15,000 at December 31, 1997 and 1996, respectively, and are maintained at one financial institution. Commercial paper amounted to $4,900 at December 31, 1996.

  INVENTORIES:

         Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (LIFO) method.

  PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment is stated at cost less accumulated depreciation and amortization.

         Major renewals and improvements are charged to the property accounts, while replacements, maintenance and repairs which do not improve or extend the useful lives of the respective assets are expensed. Upon disposition or retirement of property, plant and equipment, the cost and the related accumulated depreciation or amortization are removed from the accounts. Gains or losses on sales are reflected in other income.

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

  EARNINGS PER SHARE:

         The Company has adopted SFAS No. 128, "Earnings Per Share" issued in February 1997. This statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts. The adoption of this standard did not impact previously reported earnings per share amounts.

         Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period.

RECLASSIFICATION:

         In 1997, the Company reclassified cash discounts previously reported within selling, general and administrative expense to net sales. Previous years financial statements have been restated to conform to 1997 presentation. Cash discounts were approximately, $1,917, $1,842, and $1,873 in 1997, 1996 and 1995,
respectively.

3.  INVENTORIES

         Inventories consist of the following at December 31:


                                                      1997                1996
                                                     -------             -------
Raw materials ..........................             $ 6,089             $10,645
                                                     -------             -------
Finished goods .........................              10,704              11,588
                                                     -------             -------
                                                     $16,793             $22,233

         Had the Company used the first-in, first-out (FIFO) method to value inventories, the cost of inventories would have been $1,343 lower than the LIFO value at December 31, 1997 and $12 lower than the LIFO value at December 31, 1996. During 1997, certain inventory quantities were reduced, resulting in liquidation of LIFO inventories, the effect of which increased net income by approximately $839.

4. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following at December 31:


                                                         1997            1996
                                                       ---------      ---------
Buildings ........................................     $  34,665      $  34,665
Land improvements ................................         3,097          3,097
Machinery and equipment ..........................       164,893        161,723
                                                       ---------      ---------
Office equipment .................................         3,725          3,436
                                                         206,380        202,921
                                                       ---------      ---------
Less accumulated depreciation and amortization ...       (82,625)       (69,779)
                                                         123,755        133,142
                                                       ---------      ---------
Land .............................................         1,032          1,032
                                                       ---------      ---------
                                                       $ 124,787      $ 134,174

         Depreciation expense was $12,846, $12,715 and $13,651 in 1997, 1996, and 1995, respectively.

5. LONG-TERM DEBT

         Long-term debt consists of the following at December 31:

                                                                                    1997       1996
                                                                                   -------    -------
Industrial revenue bonds for the second production line accruing interest at
  .625% over the LIBOR rate, as adjusted for periods ranging from three months to one year, as elected by the Company. The interest rate on the bonds at
  December 31, 1997 was 6.53%. The bonds are payable in 17 equal semi-annual
  installments of $3,353 plus interest through March 2000 .....................    $18,235    $24,941

West Virginia Economic Development Authority (WVEDA) loan accruing interest at
  4%, payable in monthly installments of $2 including interest
  through January 2001 ........................................................         67         90
                                                                                   -------    -------

Capital lease obligations accruing interest at rates ranging from 10% to 13.8%, payable in monthly
  installments through January 2000 ...........................................        178        284
                                                                                    18,480     25,315
                                                                                   -------    -------
Less current portion ..........................................................      6,835      6,828
                                                                                   $11,645    $18,487

         The industrial revenue bonds are collateralized by substantially all property, plant and equipment and are guaranteed by Nisshin. In addition, the industrial revenue bonds provide that dividends may not be declared or paid without the prior written consent of the lender. Such approval was obtained for the dividends paid in years 1997, 1996 and 1995.

         The annual maturities on all long-term debt for each of the five years ending December 31 are: $6,835 in 1998; $6,784 in 1999; $4,848 in 2000; $13 in
2001 and $0 in 2002.

6. INCOME TAXES

         The provision for income taxes for the years ended December 31 consist of:


                                        1997              1996             1995
                                       -------          -------          -------
Current:
  U.S. Federal ..............          $ 7,771          $ 7,366          $ 5,838
  State .....................              523              414              251
                                       -------          -------          -------
Deferred ....................            1,141            5,330            5,449
                                       -------          -------          -------
                                       $ 9,435          $13,110          $11,538

         Reconciliation of the federal statutory and effective tax rates for 1997, 1996 and 1995 are as follows:


                                             1997          1996          1995
                                            -------       -------       -------
Federal statutory rate .............           35.0%         35.0%         35.0%
State income taxes .................            1.5           1.2           0.8
Other, net .........................            0.5           1.6           3.2
                                            -------       -------       -------
                                               37.0%         37.8%         39.0%

         The deferred tax assets and liabilities recorded on the balance sheets as of December 31 are as follows:


                                                          1997             1996
                                                        -------          -------
Deferred tax assets:
  Accrued expenses ...........................          $ 1,120          $ 1,376
                                                        -------          -------
  Other ......................................            1,222              961
                                                        -------          -------
                                                          2,342            2,337

Deferred tax liabilities:
  Depreciation and amortization ..............           23,781           22,491
                                                        -------          -------
  Other ......................................            1,481            1,625
                                                        -------          -------
                                                         25,262           24,116
                                                        -------          -------
                                                        $22,920          $21,779

         The Company has available tax credit carryforwards of approximately $60,000 which may be used to offset up to 80% of future West Virginia state income tax liabilities through 2003. A valuation allowance for the entire amount of the credit has been recognized in the accompanying financial statements. Accordingly, as the credit is utilized, a benefit is recognized through a reduction of the current state income tax provision. Such benefit amounted to approximately $864 in 1997, $998 in 1996 and $640 in 1995.

7. EMPLOYEE BENEFIT PLANS

  Retirement Plan:

         The Company has a noncontributory, defined contribution plan which covers eligible employees. The plan provides for Company contributions ranging from 2% to 6% of the participant's annual compensation based on their years of service. The Company's contribution to the plan was $415 in 1997, $336 in 1996 and $266 in 1995.

  Profit-Sharing Plan:

         The Company has a nonqualified profit-sharing plan for eligible employees, providing for cash distributions to the participants in years when income before income taxes is in excess of $500. These contributions are based on an escalating scale from 5% to 15% of income before income taxes. Profit-sharing expense was $4,644 in 1997, $6,505 in 1996 and $5,546 in 1995.

  Postretirement Benefits:

         In December 1996, the Company adopted a defined benefit postretirement plan which covers eligible employees. Generally, the plan calls for a stated percentage of medical expenses reduced by deductibles and other coverages. The plan is currently unfunded. The postretirement benefit expense was $68 for 1997 and 1996. Accrued postretirement benefits was approximately $144 and $68 at December 31, 1997 and 1996, respectively.

8. RELATED PARTY TRANSACTIONS

         The Company has an agreement with Wheeling-Pittsburgh under which the Company has agreed to purchase a specified portion of its required raw materials through the year 2013. The Company purchased $24,533, $161,380 and $187,548 of raw materials and processing services from Wheeling-Pittsburgh in 1997, 1996 and 1995, respectively. The amounts due Wheeling-Pittsburgh for such purchases are included in due to affiliates in the accompanying balance sheets.

         The Company sells products to Wheeling-Pittsburgh. Such sales totaled $6,408, $6,511, and $5,693 in 1997, 1996, and 1995, respectively, of which $880 and $901 remained unpaid at December 31, 1997 and 1996, respectively, and are included in trade accounts receivable in the accompanying balance sheets. The Company also sells product to Unimast, Inc., an affiliate of Wheeling-Pittsburgh. Such sales totaled $435, $1,537 and $1,389 in 1997, 1996 and 1995, respectively, of which $10 and $358 remained unpaid at December 31, 1997 and 1996, respectively, and were included in trade accounts receivable in the accompanying balance sheets.

9. LEGAL MATTERS

         The Company is a party to a dispute for final settlement of charges related to the construction of its second production line. The Company had claims asserted against it in the amount of approximately $6,900 emerging from civil actions alleging delays on the project. In connection with the dispute, the Company filed a separate claim for alleged damages that it had sustained in the amount of approximately $400.

         The claims were litigated in the Court of Common Pleas of Allegheny County, Pennsylvania in a jury trial, which commenced on January 5, 1996. A verdict in the amount of $6,700 plus interest of $1,900 was entered against the Company on October 2, 1996. After the verdict, the plaintiffs requested the trial court to award counsel fees in the amount of $2,422 against the Company. The motions for counsel fees plus interest were granted by the court to the plaintiffs in June 1997.

         The Company filed appeals from the judgments to the Superior Court of Pennsylvania in 1997. Post- judgment interest will accrue during the appeal period. Additionally, the Company has posted a bond in the amount approximating $12,000 that will be held by the court pending the appeals. Although the Company has been advised by its Special Counsel that it has various legal bases for relief, litigation is subject to many uncertainties and, as such, the Company is presently unable to predict the outcome of its appeals. The Company has recorded a liability in the amount of $2,500 at December 31, 1997 related to these matters, which has been capitalized in property, plant and equipment as cost overruns in the accompanying 1997 balance sheet. If the Company is unsuccessful in these appeals, it is at least reasonably possible that the ultimate resolution of these matters may have a material effect on the Company's results of operations or cash flows in the year of final determination. Any portion of the ultimate resolution for interest, penalties and counsel fees will be charged to results of operations.

10. FAIR VALUE OF FINANCIAL INVESTMENTS

         The estimated fair values and the methods used to estimate those values are disclosed below:

  Investments:

         The fair values of commercial paper and certificates of deposit were $28,890 and $20,145 at December 31, 1997 and 1996, respectively. These amounts were determined based on the investment cost plus interest receivable at December 31, 1997 and 1996.

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

         2.2 Form of Plan and Agreement of Merger, dated as of July 26, 1994 among WPC, WHX and WHEELING-PITTSBURGH STEEL CORPORATION Merger Co. -- Incorporated herein by reference to Exhibit 2.2. to Company's Form S-4 Registration Statement (No. 33-53591).

         3.1 Certificate of Incorporation of the Company--Incorporated herein by reference to Exhibit 3.2 to the Company's Form S-4 Registration Statement (No. 33-53591).

        *3.2      Amended and Restated By-laws of the Company

         4.1 Indenture ("Senior Note Indenture"), between WPC and Bank One, Columbus, NA, as Trustee -- Incorporated herein by reference to Exhibit 4.1 to WPC's Form S-4 Registration Statement (No. 333-43867).

         *4.2 Term Loan Agreement dated as of November 26, 1997 between Wheeling-Pittsburgh Corporation and DLJ Capital Funding, Inc., as syndication agent, and the lenders party thereto.

         *4.3 Amendment No. 1 to Term Loan Agreement dated as of December 31, 1997 between Wheeling-Pittsburgh Corporation and DLJ Capital Funding, Inc., as syndication agent, and the Lenders party thereto.

          4.4 Second Amended and Restated Credit Agreement dated December 28, 1995, among WPSC, the lenders party thereto, and Citibank, N.A., as Agent.

          4.5 Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of December 30, 1996 among WPSC, the lenders party thereto and Citibank, N.A. as Agent--Incorporated herein by reference to Exhibit 10.13 to the 1996 Form 10-K.

         *4.6 Amendment No. 2 to the Second Amended and Restated Credit Agreement dated as of June 30, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent.

         *4.7 Amendment No. 3 to the Second Amended and Restated Credit Agreement dated as of September 30, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent.

         *4.8 Amendment No. 4 to the Second Amended and Restated Credit Agreement dated as of November 19, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent.

         *4.9 Amendment No. 5 to the Second Amended and Restated Credit Agreement dated as of November 28, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent.

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

        *10.3 Close Corporation and Shareholder's Agreement effective as of March 24, 1994, by and among Dong Yang Tinplate America Corp., WPC, Nittetsu Shoji American, Inc. and Ohio Coatings Company.

         10.4 Second Amended and Restated Shareholders Agreement dated as of November 12, 1990 between the Company and Nisshin Steel Co. Ltd.--Incorporated herein by reference to Exhibit 10.9 to the 1990 10-K.

         10.5 Management Agreement dated as of January 3, 1991 between the Company and WPN Corp.--Incorporated herein by reference to
                  Exhibit 10.11 to the 1990 10-K.

         10.6 Amendment No. 1 to Management Agreement dated as of January 1, 1993 between the Company and WPN Corp.-Incorporated herein by reference to Exhibit 10.8 to the Company's Form S-2 Registration Statement filed February 23, 1993 (the "February Form S-2").

         10.7 Amendment No. 2 to Management Agreement dated as of April 11, 1994 between the Company and WPN Corp.--Incorporated herein by reference to Exhibit 10.9 to the 1994 Form 10-K.

         10.8 Amendment No. 3 to Management Agreement dated as of April 1, 1996 between the Company and WPN Corporation--Incorporated herein by reference to Exhibit 10.9 to the 1996 Form 10-K.

         10.9 1991 Incentive and Nonqualified Stock Option Plan of the Company--Incorporated herein by reference to Exhibit 10.13 to the Company's Form S-2 Registration Statement (No. 33-43139).

         10.10 1993 Directors and Non-Employee Officers Stock Option Plan --Incorporated herein by reference to Exhibit 4.D to WPC's Form S-8 filed April 8, 1994.

        *10.11    1997 Directors Stock Option Plan.

        *10.12    WPN Corp. Stock Option Grant Letter dated August 4, 1997.

         10.13 Agreement dated as of February 7, 1997 by and between the Company and John R. Scheessele-- Incorporated herein by reference to Exhibit 10.14 to the 1996 10-K.

         10.14 Agreement by and between the Company and Paul J. Mooney effective as of October 17, 1997 -- Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 1997.

         10.15 Pooling and Servicing Agreement dated as of August 1, 1994, among Wheeling-Pittsburgh Funding, Inc., WPSC and Bank One, Columbus, NA -- Incorporated herein by reference to Exhibit
                  4.13 to the WPC's Form S-1 Registration Statement dated February 24, 1995.

         *21.1    Subsidiaries of Registrant.

         *23.1    Consent of Price Waterhouse LLP

         *23.2    Consent of Coopers & Lybrand L.L.P.

         *27.     Financial Data Sheet

* - filed herewith.



(b) REPORTS ON FORM 8-K.

    NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has signed this report by the undersigned, thereunto duly authorized in the City of New York, State of New York on March 17, 1998.

WHX CORPORATION

By /s/ John R. Scheessele                                                       March 17, 1998
   John R. Scheessele, President & Chief Executive Officer                      --------------
   (Principal Executive Officer)                                                Date


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By /s/ Paul J. Mooney                                                           March 17, 1998
   Paul J. Mooney, Executive Vice President and                                 --------------
   Chief Financial Officer (Principal  Accounting Officer)                      Date


By /s/ Ronald LaBow                                                             March 17, 1998
   Ronald LaBow, Chairman of the Board                                          --------------
                                                                                Date

By /s/ Neil D. Arnold                                                           March 17, 1998
   Neil D. Arnold, Director                                                     --------------
                                                                                Date

By
   Paul W. Bucha, Director                                                      --------------
                                                                                Date

By /s/ Robert A. Davidow                                                        March 17, 1998
   Robert A. Davidow, Vice Chairman                                             --------------
                                                                                Date

By /s/ William Goldsmith                                                        March 17, 1998
   William Goldsmith, Director                                                   --------------
                                                                                Date

By /s/ Marvin L. Olshan                                                         March 17, 1998
   Marvin L. Olshan, Director                                                   --------------
                                                                                Date

By /s/ John R. Scheessele                                                       March 17, 1998
   John R. Scheessele, Director                                                 --------------
                                                                                Date

By /s/ Raymond S. Troubh                                                        March 17, 1998
   Raymond S. Troubh, Director                                                  --------------
                                                                                Date

                                EXHIBIT INDEX
                                -------------


       EXHIBITS                    DESCRIPTION
       --------                    -----------

         2.1 Confirmation Order of the United States Bankruptcy Court for the Western District of Pennsylvania, dated December 18, 1990, containing the Amended Joint Plan of Reorganization of Wheeling-Pittsburgh Steel Corporation, dated October 18, 1990, as modified and approved -- Incorporated herein by reference to Exhibit 2.1 to WPC's Form 8-K filed December 28, 1990.

         2.2 Form of Plan and Agreement of Merger, dated as of July 26, 1994 among WPC, WHX and WHEELING-PITTSBURGH STEEL CORPORATION Merger Co. -- Incorporated herein by reference to Exhibit 2.2. to Company's Form S-4 Registration Statement (No. 33-53591).

         3.1 Certificate of Incorporation of the Company--Incorporated herein by reference to Exhibit 3.2 to the Company's Form S-4 Registration Statement (No. 33-53591).

        *3.2      Amended and Restated By-laws of the Company

         4.1 Indenture ("Senior Note Indenture"), between WPC and Bank One, Columbus, NA, as Trustee -- Incorporated herein by reference to Exhibit 4.1 to WPC's Form S-4 Registration Statement (No. 333-43867).

         *4.2 Term Loan Agreement dated as of November 26, 1997 between Wheeling-Pittsburgh Corporation and DLJ Capital Funding, Inc., as syndication agent, and the lenders party thereto.

         *4.3 Amendment No. 1 to Term Loan Agreement dated as of December 31, 1997 between Wheeling-Pittsburgh Corporation and DLJ Capital Funding, Inc., as syndication agent, and the Lenders party thereto.

          4.4 Second Amended and Restated Credit Agreement dated December 28, 1995, among WPSC, the lenders party thereto, and Citibank, N.A., as Agent.

          4.5 Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of December 30, 1996 among WPSC, the lenders party thereto and Citibank, N.A. as Agent--Incorporated herein by reference to Exhibit 10.13 to the 1996 Form 10-K.

         *4.6 Amendment No. 2 to the Second Amended and Restated Credit Agreement dated as of June 30, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent.

         *4.7 Amendment No. 3 to the Second Amended and Restated Credit Agreement dated as of September 30, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent.

         *4.8 Amendment No. 4 to the Second Amended and Restated Credit Agreement dated as of November 19, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent.

         *4.9 Amendment No. 5 to the Second Amended and Restated Credit Agreement dated as of November 28, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent.

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

        *10.3 Close Corporation and Shareholder's Agreement effective as of March 24, 1994, by and among Dong Yang Tinplate America Corp., WPC, Nittetsu Shoji American, Inc. and Ohio Coatings Company.

         10.4 Second Amended and Restated Shareholders Agreement dated as of November 12, 1990 between the Company and Nisshin Steel Co. Ltd.--Incorporated herein by reference to Exhibit 10.9 to the 1990 10-K.

         10.5 Management Agreement dated as of January 3, 1991 between the Company and WPN Corp.--Incorporated herein by reference to
                  Exhibit 10.11 to the 1990 10-K.

         10.6 Amendment No. 1 to Management Agreement dated as of January 1, 1993 between the Company and WPN Corp.-Incorporated herein by reference to Exhibit 10.8 to the Company's Form S-2 Registration Statement filed February 23, 1993 (the "February Form S-2").

         10.7 Amendment No. 2 to Management Agreement dated as of April 11, 1994 between the Company and WPN Corp.--Incorporated herein by reference to Exhibit 10.9 to the 1994 Form 10-K.

         10.8 Amendment No. 3 to Management Agreement dated as of April 1, 1996 between the Company and WPN Corporation--Incorporated herein by reference to Exhibit 10.9 to the 1996 Form 10-K.

         10.9 1991 Incentive and Nonqualified Stock Option Plan of the Company--Incorporated herein by reference to Exhibit 10.13 to the Company's Form S-2 Registration Statement (No. 33-43139).

         10.10 1993 Directors and Non-Employee Officers Stock Option Plan --Incorporated herein by reference to Exhibit 4.D to WPC's Form S-8 filed April 8, 1994.

        *10.11    1997 Directors Stock Option Plan.

        *10.12    WPN Corp. Stock Option Grant Letter dated August 4, 1997.

         10.13 Agreement dated as of February 7, 1997 by and between the Company and John R. Scheessele-- Incorporated herein by reference to Exhibit 10.14 to the 1996 10-K.

         10.14 Agreement by and between the Company and Paul J. Mooney effective as of October 17, 1997 -- Incorporated herein by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 1997.

         10.15 Pooling and Servicing Agreement dated as of August 1, 1994, among Wheeling-Pittsburgh Funding, Inc., WPSC and Bank One, Columbus, NA -- Incorporated herein by reference to Exhibit
                  4.13 to the WPC's Form S-1 Registration Statement dated February 24, 1995.

         *21.1    Subsidiaries of Registrant.

         *23.1    Consent of Price Waterhouse LLP

         *23.2    Consent of Coopers & Lybrand L.L.P.

         *27.     Financial Data Sheet

* - filed herewith.