Form 10-K/A
period 1997-12-31
WHX CORP
filed 1998-04-30
CIK 106618

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following sets forth certain information with respect to the Directors of the Company:


                                                           PRINCIPAL OCCUPATION                            FIRST YEAR
                                     CLASS OF             FOR THE PAST FIVE YEARS                            BECAME
NAME                                 DIRECTOR        AND CURRENT PUBLIC DIRECTORSHIPS        AGE         A DIRECTOR(1)
----                                 --------        --------------------------------        ---         -------------

Neil D. Arnold                         III          DIRECTOR. Group Finance Director         49               1992
                                                    since December 1996 and
                                                    Executive  Vice   President,
                                                    Corporate  Development  from
                                                    September    1996    through
                                                    December   1996   of   Lucas
                                                    Varity   plc,   Senior  Vice
                                                    President      and     Chief
                                                    Financial  Officer from July
                                                    1990 through  September 1996
                                                    of Varity Corporation. Lucas
                                                    Varity     plc      designs,
                                                    manufactures   and  supplies
                                                    advanced technology systems,
                                                    products and services in the
                                                    world's  automotive,  diesel
                                                    engine     and     aerospace
                                                    industries.

Paul W. Bucha                           II          DIRECTOR.  Chairman of the Board         54               1993
                                                    of Wheeling-Pittsburgh Steel
                                                    Corporation ("WPSC") since April
                                                    1998. President, Paul W. Bucha &
                                                    Company, Inc., an international
                                                    marketing consulting firm, since
                                                    1979; President, BLHJ, Inc., an
                                                    international consulting firm, from
                                                    July 1991 to present; President,
                                                    Congressional Medal of Honor
                                                    Society of U.S., since September
                                                    1995.

Robert A. Davidow                      III          DIRECTOR AND VICE CHAIRMAN OF            56               1992
                                                    THE BOARD.  Private investor since
                                                    January 1990. Mr. Davidow is also
                                                    a director of Arden Group, Inc.


                                                           PRINCIPAL OCCUPATION                            FIRST YEAR
                                     CLASS OF             FOR THE PAST FIVE YEARS                            BECAME
NAME                                 DIRECTOR        AND CURRENT PUBLIC DIRECTORSHIPS        AGE         A DIRECTOR(1)
----                                 --------        --------------------------------        ---         -------------


William Goldsmith                       I           DIRECTOR.  Management and                79               1987
                                                    Marketing Consultant since 1984;
                                                    Chairman of the Board of TMP,
                                                    Inc. from January 1991 to 1993;
                                                    Chairman of Overspin Golf since
                                                    1993; Chief Executive Officer of
                                                    Overspin Golf from January 1994
                                                    through October 1994; Chairman
                                                    of the Board and Chief Executive
                                                    Officer of Fiber Fuel International,
                                                    Inc., from 1994 to 1997; Life
                                                    Trustee to Carnegie Mellon
                                                    University since 1980.

Ronald LaBow                           III          CHAIRMAN OF THE BOARD.                   63               1991
                                                    President, Stonehill Investment
                                                    Corp. since February 1990. Mr.
                                                    LaBow is also a director  of
                                                    Regency  Equities  Corp.,  a
                                                    real estate company.

Marvin L. Olshan                        II          DIRECTOR AND, SINCE 1991,                70               1991
                                                    SECRETARY OF THE COMPANY.
                                                    Partner, Olshan Grundman Frome
                                                    & Rosenzweig LLP, since 1956.

Raymond S. Troubh                       II          DIRECTOR.  Financial Consultant for      71               1992
                                                    in excess of past five years. Mr.
                                                    Troubh is also a director of
                                                    ARIAD Pharmaceuticals, Inc.,
                                                    Becton, Dickinson and Company, a
                                                    medical instrumentation and
                                                    equipment company, Diamond
                                                    Offshore Drilling, Inc., Foundation
                                                    Health Systems, Inc., General
                                                    American  Investors Company,
                                                    Olsten    Corporation,     a
                                                    temporary    help   company,
                                                    Petrie Stores Corporation, a
                                                    retail    chain,    Starwood
                                                    Hotels   &   Resorts,   Time
                                                    Warner   Inc.   and   Triarc
                                                    Companies, Inc., restaurants
                                                    and soft drinks.


                                                           PRINCIPAL OCCUPATION                            FIRST YEAR
                                     CLASS OF             FOR THE PAST FIVE YEARS                            BECAME
NAME                                 DIRECTOR        AND CURRENT PUBLIC DIRECTORSHIPS        AGE         A DIRECTOR(1)
----                                 --------        --------------------------------        ---         -------------

John R. Scheessele                      I           DIRECTOR AND FORMER PRESIDENT OF         50               1997
                                                    THE COMPANY. Chairman of the
                                                    Board,  President  and Chief
                                                    Executive  Officer  of  WPSC
                                                    from  March  1997  to  April
                                                    1998;  President  and  Chief
                                                    Executive Officer of The SKD
                                                    Company from  February  1996
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

MEETINGS AND COMMITTEES

         The Board of Directors met on five occasions and took action by unanimous written consent on four occasions during the fiscal year ended December 31, 1997. There are five Committees of the Board of Directors: the
Executive Committee, the Audit Committee, the Compensation Committee, the Nominating Committee and the Stock Option Committee (for the 1991 Plan). The members of the Executive Committee are Ronald LaBow, Robert A. Davidow, Marvin
L. Olshan, Raymond S. Troubh and Neil D. Arnold. The Executive Committee met on one occasion and took action by unanimous written consent on seven occasions during the fiscal year ended December 31, 1997. The Executive Committee possesses and exercises all the power and authority of the Board of Directors in the management and direction of the business and affairs of the Company except as limited by law and except for the power to change the membership or to fill vacancies on the Board of Directors or the Executive Committee. The members of the Audit Committee are Robert A. Davidow, Raymond S. Troubh and Neil D. Arnold. The Audit Committee met on two occasions and took action by written consent on one occasion during the fiscal year ended December 31, 1997. The Audit Committee annually recommends to the Board of Directors independent public accountants to serve as auditors of the Company's books, records and accounts, reviews the scope of the audits performed by such auditors and the audit reports prepared by them, reviews and monitors the Company's internal accounting procedures and monitors compliance with the Company's Code of Ethics Policy and Conflict of Interest Policy. The members of the Compensation Committee are Robert A. Davidow, William Goldsmith and Marvin L. Olshan. The Compensation Committee met on two occasions and took action by unanimous written consent on three occasions during the fiscal year ended December 31, 1997. The Compensation Committee reviews compensation arrangements and personnel matters. The members of the Nominating Committee are

Ronald LaBow, Marvin L. Olshan, Paul W. Bucha and Robert A. Davidow. The Nominating Committee took action by written consent on one occasion during the fiscal year ended December 31, 1997. The Nominating Committee recommends nominees to the Board of Directors of the Company. The members of the Stock Option Committee are Raymond S. Troubh and Robert A. Davidow. The Stock Option Committee administers the granting of stock options under the 1991 Plan. The Stock Option Committee took action by unanimous written consent on one occasion during the fiscal year ended December 31, 1997.

         Directors of the Company who are not employees of the Company or its subsidiaries are entitled to receive compensation for serving as directors in the amount of $40,000 per annum and $1,000 per Board Meeting, $800 per Committee Meeting attended in person and $500 per telephonic meeting other than the Stock Option Committee, and $1,000 per day of consultation and other services provided other than at meetings of the Board or Committees thereof, at the request of the Chairman of the Board. Committee Chairmen also receive an additional annual fee of $1,800. Directors of the Company (other than the Chairman of the Board or directors who are employees of the Company or its subsidiaries) also receive options to purchase 8,000 shares of Common Stock per annum on the date of each annual meeting of Stockholders up to a maximum of 40,000 shares of Common Stock pursuant to the Company's 1993 Directors and Non-Employee Officers Stock Option Plan (the "1993 Plan"). All directors of the Company permitted to participate in the 1993 Plan have received the maximum number of shares permitted to be issued thereunder. In addition, directors of the Company (other than the Chairman of the Board or directors who are employees of the Company or its subsidiaries) also received options to purchase 25,000 shares of Common Stock on December 1, 1997 and receive options to purchase 5,000 shares of Common Stock per annum on the date of each annual meeting of Stockholders (commencing with the 1998 annual meeting) up to a maximum of 40,000 shares of Common Stock pursuant to the Company's 1997 Directors Stock Option Plan.

         Pursuant to a management agreement effective as of January 3, 1991, as amended (the "Management Agreement"), approved by a majority of the disinterested directors of the Company, WPN Corp. ("WPN"), of which Ronald LaBow, the Chairman of the Board of the Company is the sole stockholder and an officer and director, provides financial, management, advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. In 1997, WPN received a monthly fee of $458,333.33, with total payments in 1997 of $5,500,000. In 1997, the Company granted WPN options to acquire 1,000,000 shares of Common Stock and a cash bonus of $300,000. Such options are held by WPN as nominee for Ronald LaBow, Stewart E. Tabin and Neale X. Trangucci, each of whom is an officer of WPN, and has the right to acquire 600,000, 200,000 and 200,000 shares, respectively, of Common Stock. The Company believes that the cost of obtaining the type and quality of services rendered by WPN under the Management Agreement is no less favorable than that at which the Company could obtain such services from unaffiliated entities. The terms of such Management Agreement are reviewed annually. See "Executive Officers -- Management Agreement with WPN."

EXECUTIVE OFFICERS

         The following table contains the names, positions and ages of the executive officers of the Company who are not directors.


                                                        PRINCIPAL OCCUPATION FOR THE PAST
NAME                                               FIVE YEARS AND CURRENT PUBLIC DIRECTORSHIPS                    AGE
----                                               -------------------------------------------                    ---

James G. Bradley                    EXECUTIVE VICE PRESIDENT.  Executive Vice President of the                     46
                                    Company and President and Chief Executive Officer of
                                    WPSC since April 1998.  President and Chief Operating
                                    Officer of Koppel Steel Company from November 1997 to
                                    March 1998.  Vice President of the Company from October
                                    1995 to October 1997; Executive Vice President-Operations
                                    of WPSC from October 1995 to October 1997; Vice
                                    President-Operations of International Mill Service from 1992 to October 1995; Vice President-Operations/Plant Manager of
                                    USS/Kobe Steel Company from 1990 to 1992.

Robert D. LeBlanc                   EXECUTIVE VICE PRESIDENT.  Executive Vice President of the                     47
                                    Company since April 1998.  President and Chief Executive
                                    Officer of Handy & Harman since April 1998. (Handy &
                                    Harman was acquired by the Company in April 1998).
                                    President and Chief Operating Officer of Handy & Harman
                                    from July 1997 to April 1998.  Executive Vice President of
                                    Handy & Harman from November 1996 to July 1997.
                                    Executive Vice President of Elf Atochem North America, Inc.
                                    ("Elf Atochem") from January 1994 to November 1996.
                                    Group President of Elf Atochem from February 1990 to
                                    January 1994.

Arnold Nance                        VICE PRESIDENT -- FINANCE.  Vice President -- Finance since                    41
                                    April 1998.  Special Assistant to the Chairman of the Board
                                    of Directors since November 1995.  Vice President of
                                    Wheeling-Pittsburgh Radio Corporation from July 1993 to
                                    November 1995.  Vice President and Chief Financial Officer
                                    of SH Holdings, Inc. from May 1991 through July 1993.

Howard Mileaf                       VICE PRESIDENT -- GENERAL COUNSEL.  Vice President --                          60
                                    General Counsel to the Company since April 1998; Vice
                                    President -- Special Counsel to the Company from April 1993 to April 1998.  Special Counsel to the Company, from
                                    February 1992 to April 1993; Consultant, from August 1991
                                    to April 1993; Vice President and General Counsel, Keene
                                    Corporation, from August 1981 to August 1991;
                                    Trustee/Director of Neuberger & Berman Equity Mutual
                                    Funds, since 1984.

ITEM 11.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to (i) the chief executive officer ("CEO") of the Company for the fiscal year ended December 31, 1997 (Mr. James L. Wareham, who resigned from employment with the Company effective February 28, 1997 and Mr. John R. Scheessele, who succeeded Mr. Wareham as the Company's President and whose employment terminated on April 21, 1998), (ii) the four most highly compensated executive officers of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1997 and who were employed by the Company at the end of fiscal 1997 and (iii) two additional individuals whose total annual salary and bonus exceeded $100,000 during fiscal 1997 but who were not employed by the Company at the end of fiscal 1997 (together with the CEO and the executive officers identified in (ii) above, the "Named Executive Officers").

                           Summary Compensation Table


 NAME AND PRINCIPAL POSITION                        ANNUAL COMPENSATION                                LONG TERM COMPENSATION
 ---------------------------                        -------------------                                ----------------------

                                                                          Other Annual      Securities
                                           Salary            Bonus        Compensation      Underlying        All Other Compensation
                                 Year       ($)              ($)(1)          ($)(2)         Options (#)                ($)(3)
                                 ----      -----            -------         --------        -----------       ---------------------

John R. Scheessele,              1997       358,974              --        133,250(4)      240,000                      49,333(5)
President (6)                    1996            --              --             --              --                          --
                                 1995            --              --             --              --                          --

James L. Wareham,                1997        66,667              --          9,001(7)           --                       4,260
President (8)                    1996       400,000              --             --              --                      47,140(9)
                                 1995       400,000          90,000             --              --                      46,825(9)

Howard A. Mileaf                 1997       120,000         140,000             --              --                       6,998
Vice President                   1996       120,000          40,000             --              --                       6,264
                                 1995       120,000          20,000             --              --                       5,940

Garen Smith,                     1997       223,210          25,000             --          20,000                       3,000
Vice President                   1996       200,230          63,826             --          10,000                       3,000
                                 1995       150,000(10)      30,000             --              --                       3,000

James G. Bradley,                1997       133,333          53,333(11)         --          65,000                       5,260
Vice President(12)               1996       160,000              --             --          10,000                       2,922
                                 1995        40,000              --             --              --                          --

Frederick G. Chbosky             1997       140,000              --         17,051(13)          --                       9,938
Chief Financial Officer(14)      1996       140,000              --             --              --                      10,272
                                 1995       140,000          22,384             --              --                      10,020

----------------------------
(1) Includes bonuses paid in 1996 for services rendered in the prior year pursuant to the WPSC Management Incentive Program ("WPSC Management Incentive Program") covering officers and salaried employees of WPSC. Messrs. Wareham and Smith are not eligible to participate in the WPSC Management Incentive Program. Mr. Wareham's employment agreement provided for an annual bonus to be awarded in the sole discretion of the Company. Mr. Wareham was granted a bonus in 1996 for services rendered in the prior year. Mr. Smith's employment agreement provides for an annual bonus based upon the achievements of certain targets specified by the Board of Directors of Unimast. Mr. Smith was granted a bonus in 1996, 1997 and 1998 for services rendered in the prior years. All bonus amounts have been attributed to the year in which the services were performed.

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

(4) Includes relocation allowance of $87,865 and membership dues of $37,930.

(5)       Includes insurance premiums paid by the Company in 1997 of $45,000.

(6) Employment with the Company commenced February 7, 1997 and terminated on April 21, 1998.

(7) Includes membership dues of $3,848 and financial planning fees of $4,081.

(8)       Resigned from employment with the Company effective February 28, 1997.

(9) Includes insurance premiums paid by the Company in 1996 and 1995 of $40,000 annually.

(10)      Employment with the Company commenced March 31, 1995.

(11) Represents retention bonus paid upon conclusion of the strike by the United Steel Workers of America.

(12) Resigned from employment with the Company effective October 31, 1997. Effective April 23, 1998, Mr. Bradley replaced John R. Scheessele as President and Chief Executive Officer of WPSC.

(13) Includes $6,223 for personal use of leased automobile and $7,265 of membership dues.

(14)      Resigned as an officer of the Company effective November 1, 1997.

         OPTION GRANTS TABLE. The following table sets forth certain information regarding stock option grants made to each of the Named Executive Officers during the fiscal year ended December 31, 1997.

                                         OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                    Potential Realizable
                                                                                                    Value at Assumed Annual Rates
                                                                                                    of Stock Price Appreciation for
                                       INDIVIDUAL GRANTS                                            Option Term


                                                  % of Total
                                                    Options
                       Number of Securities       Granted to           Exercise
                        Underlying Options       Employees in           Price         Expiration
          NAME            Granted (#)(1)          Fiscal Year          ($/SH)            Date            5%($)            10%($)
          ----            --------------         -------------         -------          ------           -----            ------

John R. Scheessele             240,000              22.6%              13.8125         9/25/07        2,084,786          5,283,257

James L. Wareham                     0                 0%                  --              --                 --               --

Howard A. Mileaf                     0                 0%                  --              --                 --               --

Garen Smith                     20,000               1.9%               6.875          4/06/07           86,473            219,140

James G. Bradley                65,000(2)            6.1%             13.8125          9/25/07          564,630          1,430,882

Frederick G. Chbosky                 0                 0%                  --              --                 --               --

-------------------
(1) All options were granted under the Company's 1991 Incentive and Nonqualified Stock Option Plan and vest ratably over a three-year period. This period commenced February 6, 1996.

(2) Options terminated on October 31, 1997 upon Mr. Bradley's resignation from employment with the Company.

                 Aggregated Option Exercises in Last Fiscal Year
                        AND FISCAL YEAR-END OPTION VALUES

         The  following   table  sets  forth  certain   information   concerning
unexercised stock options held by the Named Executive Officers as of December 31, 1997.


                                        Number of Securities           Value of Unexercised In-
                                       Underlying Unexercised            the-Money Options at
                                       Options at 1997 Fiscal             1997 Fiscal Year-
                                      Year-End(#) Exercisable/          End($)(1) Exercisable/
                                            Unexercisable                   Unexercisable
NAME                                --------------------------      ---------------------------
----

John R. Scheessele                            0/240,000                          0/0

James L. Wareham                                 0/0                             0/0

Howard A. Mileaf                              25,000/0                        $16,875/0

Garen Smith                               3,333/26,667                        0/$102,500

James G. Bradley                                0/0                              0/0

Frederick G. Chbosky                            0/0                              0/0

------------------
(1) On December 31, 1997, the last reported sales price of WHX Common Stock as reported on the New York Stock Exchange Composite Tape was $12.00.


         LONG-TERM INCENTIVE AND PENSION PLANS. The Company does not have any long-term incentive or defined benefit pension plans.

         DEFERRED COMPENSATION AGREEMENTS. Certain key employees of the Company are parties to deferred compensation agreements and/or severance agreements. The deferred compensation agreements generally provide that if the employee remains continuously in the employ of the Company until the fifth anniversary of the approval of the Company's Plan of Reorganization (the "Plan") (which Plan was approved on January 3, 1991), or if the employee's employment is terminated within such period by reason of permanent disability, retirement at age 65 or involuntary termination without good cause, the employee is entitled to receive, over a fifteen-year period commencing at the later of age 65 or termination of employment, an amount equal to twice his base salary for the most recent twelve-month period of his employment prior to January 3, 1996. The annual benefits payable to Mr. Chbosky upon retirement are $18,667. Certain other deferred compensation payments are payable by WPSC in certain circumstances, such as a demotion in job status without good cause, death or as a result of a change of control of the Company. Mr. Chbosky is a party to a deferred compensation agreement such as is described above. Except as described in this paragraph, and in the next paragraph with respect to the employment agreements of Messrs. Scheessele and Wareham, no plan or arrangement exists which results in compensation to a Named Executive Officer in excess of $100,000 upon such officer's future termination of employment or upon a change-of-control.

         Mr. John R. Scheessele commenced employment as President of the Company, President of WPC and President, Chairman of the Board and Chief
Executive Officer of WPSC pursuant to a three-year employment agreement, dated as of February 7, 1997, which is automatically extended for successive three-year periods unless earlier terminated pursuant to the provisions of such agreement. The agreement provided for an annual salary to Mr. Scheessele of $400,000 and an annual bonus to be awarded in the sole discretion of the Company. In addition, the employment agreement provided for Mr. Scheessele to receive the cash surrender value of life insurance contracts purchased by the Company upon termination of his employment. On April 21, 1998, Mr. Scheessele's employment was terminated by the Company. Mr. Scheessele was succeeded by James
G. Bradley as President and Chief Executive Officer of WPSC. The employment agreement provides that in the event Mr. Scheessele's employment is terminated without cause, he will be entitled to receive a payment of $1,200,000, and other specified benefits for a period of one year from the date of termination.

         Mr. Wareham was employed pursuant to an agreement that provided for an annual salary to Mr. Wareham of $400,000 and an annual bonus awarded in the sole discretion of the Company. In addition, the employment agreement provided for Mr. Wareham to receive the cash surrender value of life insurance contracts purchased by the Company upon termination of his employment. In February 1997, Mr. Wareham resigned from his positions with the Company and was succeeded by Mr. Scheessele.

         In November 1997, Mr. Frederick G. Chbosky resigned from his positions as Chief Financial Officer of each of the Company, WPC and WPSC. In 1998, Mr. Chbosky will receive from WPSC a severance payment of $128,100.

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

         COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION. Messrs. Davidow, Goldsmith and Olshan each served as a member of the Compensation Committee of the Board of Directors during the fiscal year ended December 31, 1997. Mr. Olshan is a member of Olshan Grundman Frome & Rosenzweig LLP, which has been retained as outside general counsel to the Company since January 1991. Fees received from the Company by such firm during the fiscal year ended December 31, 1997 were approximately $814,000.

         MANAGEMENT AGREEMENT WITH WPN. Pursuant to the Management Agreement, approved by a majority of the disinterested directors of the Company, WPN provides financial, management, advisory and consulting services to the Company, subject to the supervision and control of the disinterested directors. Such services include, among others, identification, evaluation and negotiation of acquisitions, responsibility for financing matters, review of annual and quarterly budgets, supervision and administration, as appropriate, of all of the Company's accounting and financial functions and review and supervision of the Company's reporting obligations under Federal and state securities laws. In 1996 and 1997, WPN received an annual fee of $5.5 million. Commencing on January 1, 1998, WPC has agreed to contribute $2.5 million towards the payment of such annual fee in consideration of services to be received. In 1997, the Company granted WPN options to acquire 1,000,000 shares of Common Stock and a cash bonus of $300,000. Such options are held by WPN as nominee for Ronald LaBow, Stewart
E. Tabin and Neale X. Trangucci, each of whom is an officer of WPN, and has the right to acquire 600,000, 200,000 and 200,000 shares, respectively, of Common Stock. The Company provides indemnification for WPN's employees, officers and directors against any liability, obligation or loss resulting from their actions pursuant to the Management Agreement. The Management Agreement has a two year term and is renewable automatically for successive two year periods, unless terminated by either party upon 60 days' notice. Mr. LaBow is the sole stockholder and an officer and director of WPN. WPN has not derived any other income and has not received reimbursement of any of its expenses (other than health benefits and standard directors' fees) from the Company in connection with the performance of services described above. The Company believes that the cost of obtaining the type and quality of services rendered by WPN under the Management Agreement is no less favorable than the cost at which the Company could obtain such services from unaffiliated entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth information concerning ownership of the Common Stock of the Company outstanding at April 15, 1998, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director, (iii) each of the executive officers named in the summary compensation table and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole dispositive power with respect to the indicated shares.


                 NAME AND ADDRESS                                                                      PERCENTAGE
              OF BENEFICIAL OWNER(1)                         SHARES BENEFICIALLY OWNED                OF CLASS(2)
              ----------------------                         -------------------------                -----------

Merrill Lynch & Co., Inc.(3)
World Financial Center, North Tower
250 Vesey Street
New York, New York  10281                                                2,921,816                               15.5%

Founders Financial Group, L.P.
53 Forest Avenue
Old Greenwich, Connecticut  06870 (4)                                    1,518,954                                8.1%

Dewey Square Investors Corporation (5)
One Financial Center
Boston, Massachusetts 02111                                              1,403,978                                7.5%

Donald Smith & Co., Inc. (6)
East 80, Route 4
Paramus, New Jersey 07652                                                1,350,000                                7.2%

Lazard Freres & Co. LLC (7)
30 Rockefeller Plaza
New York, New York 10020                                                 1,472,000                                7.9%

Dimensional Fund Advisors Inc. (8)
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401                                           1,291,725                                6.9%

WPN Corp.
126 Lower Broadford Road
Bellevue, Idaho 83313                                                    1,029,483(9)                             5.3%

Ronald LaBow                                                             1,029,483(9)                             5.3%

Neil D. Arnold                                                              24,000(10)                             *

Paul W. Bucha                                                               24,000(10)                             *

Robert A. Davidow                                                          124,070(11)                             *

William Goldsmith                                                           40,000(10)                             *

John R. Scheessele                                                               0                                 *

Marvin L. Olshan                                                            41,000(11)                             *

Raymond S. Troubh                                                           34,000(12)                             *

James L. Wareham                                                                 0                                 *

Frederick G. Chbosky                                                         6,028                                 *

James G. Bradley                                                                 0                                 *


                 NAME AND ADDRESS                                                                      PERCENTAGE
              OF BENEFICIAL OWNER(1)                         SHARES BENEFICIALLY OWNED                OF CLASS(2)
              ----------------------                         -------------------------                -----------

Garen Smith                                                              3,633                              *

All Directors and Executive Officers as a Group (14
     persons)                                                        1,366,636(13)                        6.9%

-------------------------
*        less than one percent.
(1) Each director and executive officer has sole voting power and sole dispositive power with respect to all shares beneficially owned by him unless otherwise indicated.
(2) Based upon shares of Common Stock outstanding at April 28, 1998 of 18,669,175 shares.
(3) Based on a Schedule 13G filed in February 1997, Merrill Lynch & Co., Inc. ("ML&Co."), Fund Asset Management, L.P. ("FAM"), Merrill Lynch Asset Management, L.P. ("MLAM"), Merrill Lynch Variable Series Fund, Inc. ("MLVSF"), Merrill Lynch Phoenix Fund, Inc. ("Phoenix") and Princeton Services, Inc. ("PSI") collectively beneficially hold 2,921,816 shares of Common Stock. This amount includes Common Stock issuable upon conversion of Preferred Stock. The address of PSI, FAM, MLAM, MLVSF and Phoenix is 800 Scudders Mill Road, Plainsboro, New Jersey 08536. PSI disclaims beneficial ownership of such securities.
(4) Based on a Schedule 13G filed in February 1998, Founders Financial Group, L.P, Forest Investment Management LLC, Michael A. Boyd, Inc. and Michael A. Boyd collectively beneficially hold 1,518,954 shares of Common Stock.
(5) Based on a Schedule 13G filed in February 1998, Dewey Square Investors Corp. beneficially holds 1,403,978 shares of Common Stock. This amount includes Common Stock issuable upon conversion of Preferred Stock.
(6) Based on Schedule 13G filed in February 1996, Donald Smith & Co., Inc. beneficially holds 1,350,000 shares of Common Stock.
(7) Based on a Schedule 13G filed in February 1998, Lazard Freres & Co. LLC beneficially holds 1,472,000 shares of Common Stock.
(8) Based on a Schedule 13G filed in February 1998, Dimensional Fund Advisors Inc. beneficially holds 1,291,725 shares of Common Stock.
(9) Based on a Schedule 13D filed jointly in December 1997 by WPN Corp., Ronald LaBow, Stewart E. Tabin and Neale X. Trangucci. Includes 917,833 shares of Common Stock issuable upon exercise of options within 60 days hereof. Ronald LaBow, Chairman of the Board of the Company, is the sole stockholder of WPN. Consequently, Mr. LaBow may be deemed to be the beneficial owner of all shares of Common Stock owned by WPN. Mr. LaBow disclaims beneficial ownership of the options to purchase 133,333 shares of Common Stock held by WPN as nominee for Messrs. Tabin and Trangucci, respectively. Messrs. Tabin and Trangucci are officers and directors of WPN and disclaim beneficial ownership of all shares of Common Stock owned by WPN, except for options to purchase 133,333 shares of Common Stock held by WPN as nominee for Messrs. Tabin and Trangucci. Each of Messrs. Tabin and Trangucci holds options, exercisable within 60 days hereof, to purchase 301,666 shares of Common Stock.
(10) Consists of shares of Common Stock issuable upon exercise of options within 60 days hereof.
(11) Includes 40,000 shares of Common Stock issuable upon exercise of options within 60 days hereof.
(12) Includes 32,000 shares of Common Stock issuable upon exercise of options within 60 days hereof.

(13) Includes 1,161,886 shares of Common Stock issuable upon exercise of options within 60 days hereof.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         John R. Scheessele, a former officer of the Company, WPC and WPSC, and Akimune Takewaka, a former director of WPSC and Wheeling-Nisshin, is a director of Wheeling-Nisshin. Mr. Takewaka was also Chairman of the Board of Wheeling-Nisshin. Paul W. Bucha, the Chairman of the Board of WPSC, has been designated as WPSC's nominee to the Board of Wheeling-Nisshin to replace Mr. Scheessele. Mr. Takewaka has been replaced by Masahiko Matsueda, a director of Wheeling-Nisshin, as a director of WPSC. James D. Hesse, a former Vice President of the Company, is President, Chief Executive Officer and a director of Wheeling-Nisshin. The Company currently holds a 35.7% equity interest in Wheeling-Nisshin.

         In April 1998, Paul W. Bucha, a director of the Company, became Chairman of the Board of WPSC. In connection therewith, Mr. Bucha has received options to purchase 50,000 shares of Common Stock and will be paid a salary of $300,000 per annum in connection with such position.

         Marvin L. Olshan, a director and Secretary of the Company, is a member of Olshan Grundman Frome & Rosenzweig LLP, which firm has been retained as outside general counsel to the Company since January 1991. Fees received from the Company by such firm during the fiscal year ended December 31, 1997 were approximately $814,000.


MANAGEMENT AGREEMENT

         Pursuant to a management agreement, as amended, between WHX and WPN, of which Ronald LaBow, the Chairman of the Board of the WHX, is the sole stockholder and an officer and a director, WPN provides financial, management, advisory and consulting services to the Company. In 1996 and 1997, WPN received an annual fee of $5.5 million. In 1997, the Company granted WPN options to acquire 1,000,000 shares of Common Stock and a cash bonus of $300,000. Such options are held by WPN as nominee for Ronald LaBow, Stewart E. Tabin and Neale
X. Trangucci, each of whom is an officer of WPN, and has the right to acquire 600,000, 200,000 and 200,000 shares, respectively, of Common Stock. The Company believes that the cost of obtaining the type and quality of services rendered by WPN under the Management Agreement is no less favorable than the cost at which the Company could obtain such services from unaffiliated entities.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report by the undersigned, thereunto duly authorized in the City of New York, State of New York on April 30, 1998.

                                             WHX CORPORATION



                                             By: /s/ Arnold Nance
                                                 -----------------------------
                                             Name:  Arnold Nance
                                             Title: Vice President - Finance