Form 10-Q
period 1998-03-31
WHX CORP
filed 1998-05-15
CIK 106618

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       March 31, 1998
                              --------------------------------------------------


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------------ to ---------------------------


     For Quarter Ended March 31, 1998            Commission File Number 1-2394


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of May 8, 1998 was 18,769,922 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                         Quarter Ended March 31,
                                                                                                     1998                    1997
                                                                                                     ----                    ----
                                                                                                   (In thousands except per share)
NET SALES                                                                                         $ 304,078               $ 113,632

OPERATING COSTS
        Cost of goods sold                                                                          269,657                 141,152
        Depreciation                                                                                 20,504                  11,337
        Selling, administrative and general expense                                                  18,276                  16,318
                                                                                                  ---------               ---------

                                                                                                    308,437                 168,807
                                                                                                  ---------               ---------

OPERATING INCOME (LOSS)                                                                              (4,359)                (55,175)

        Interest expense on debt                                                                      9,847                   6,457
        Other income (expense)                                                                       15,783                  (1,019)
                                                                                                  ---------               ---------

INCOME (LOSS) BEFORE TAXES                                                                            1,577                 (62,651)

        Tax provision (benefit)                                                                         489                 (21,927)
                                                                                                  ---------               ---------

NET INCOME (LOSS)                                                                                     1,088                 (40,724)

Dividend requirement for Preferred Stock                                                              5,152                   5,201
                                                                                                  ---------               ---------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                                                      $  (4,064)              $ (45,925)


Income (loss) per share of common stock:

       Basic income(loss) per share of common stock                                               $   (0.21)              $   (1.92)
                                                                                                  =========               =========

       Income (loss) per share of common stock                                                    $   (0.21)              $   (1.92)
                                                                                                  =========               =========
      -- assuming dilution

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                     March 31,          December 31,
                                                                                                     1998                   1997
                                                                                                  (Dollars and shares in thousands)
ASSETS
Current Assets:
        Cash and cash equivalents                                                                $      --              $     1,002
        Short term investments                                                                       833,896                581,550
        Trade receivables - net                                                                       57,606                 44,993
        Inventories:
             Finished and semi-finished products                                                     200,943                178,450
             Raw materials                                                                            79,370                103,735
             Other materials and supplies                                                             20,448                 19,811
             Excess of LIFO over current cost                                                        (17,239)               (17,239)
                                                                                                 -----------            -----------
                                                                                                     283,522                284,757

        Other current assets                                                                          21,172                 26,581
                                                                                                 -----------            -----------
                                   Total current assets                                            1,196,196                938,883

Property, plant and equipment at cost, less
        accumulated depreciation and amortization                                                    726,137                738,660
Deferred income taxes                                                                                196,644                196,966
Intangible asset-pensions                                                                             76,714                 76,714
Other non-current assets                                                                             125,205                119,180
                                                                                                 -----------            -----------
                                                                                                 $ 2,320,896            $ 2,070,403
                                                                                                 ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                                                           $   139,996            $   123,872
        Short-term borrowings                                                                        598,994                366,418
        Deferred income taxes - current                                                               32,196                 32,196
        Other current liabilities                                                                     93,937                 86,559
        Long-term debt due in one year                                                                   619                    466
                                                                                                 -----------            -----------
                                   Total current liabilities                                         865,742                609,511

Long-term debt                                                                                       354,554                350,453
Pension liability                                                                                    172,767                166,652
Other employee benefit liabilities                                                                   429,026                427,124
Other liabilities                                                                                     49,955                 49,979
                                                                                                 -----------            -----------
                                                                                                   1,872,044              1,603,719
                                                                                                 -----------            -----------
Redeemable Common Stock - 327 shares
        and 360 shares                                                                                 4,163                  4,808
                                                                                                 -----------            -----------

Stockholders' Equity:
        Preferred Stock - $.10 par value -
             5,883 shares                                                                                589                    589
        Common Stock - $.01 par value - 18,415
             shares and 19,074 shares                                                                    184                    193
        Accumulated other
             comprehensive income                                                                     19,935                 24,237
        Additional paid-in capital                                                                   591,627                602,657
        Accumulated earnings (deficit)                                                              (167,646)              (163,582)
                                                                                                 -----------            -----------
                                                                                                     444,689                464,094
Less treasury stock - 0 shares and 205 shares                                                              0                 (2,218)
                                                                                                 -----------            -----------
Total stockholders' equity                                                                           444,689                461,876
                                                                                                 -----------            -----------

                                                                                                 $ 2,320,896            $ 2,070,403
                                                                                                 ===========            ===========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (Unaudited)

                                                                                                            Quarter Ended March 31,
                                                                                                           1998              1997
                                                                                                           ----              ----
                                                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                                               $   1,088         $ (40,724)
        Non cash expenses:
             Depreciation and amortization                                                                 20,756            11,420
             Other postemployment benefits                                                                  2,150              --
             Income taxes                                                                                     322           (21,927)
             Equity income in affiliated companies                                                           (974)             (931)
             Pension expense                                                                                5,556              --
        Decrease  (increase)  in  working  capital  elements  net of  effect  of acquisition:
             Trade receivables                                                                            (26,849)           10,784
             Trade receivables sold                                                                        15,500              --
             Inventories                                                                                    2,105           (21,025)
             Other current assets                                                                           5,463            (2,913)
             Trade payables                                                                                16,124             5,203
             Other current liabilities                                                                      7,221            14,980
             Short term investments - trading                                                            (234,233)         (158,433)
             Trading account borrowings                                                                   267,432           199,921
        Other items - net                                                                                     887            (3,990)
                                                                                                        ---------         ---------

             Net cash provided by (used in) operating activities                                           82,548            (7,635)
                                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Short term investments-available for sale                                                         (22,418)           (3,522)
        Plant additions and improvements                                                                   (7,478)           (2,554)
        Acquisition of Clinch-on Corporation                                                               (8,335)             --
        Dividends from affiliates                                                                           5,000             2,500
                                                                                                        ---------         ---------

             Net cash used in
                   investing activities                                                                   (33,231)           (3,576)
                                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on long-term borrowings                                                                      (66)           (1,987)
        Short term borrowings (payments)                                                                  (34,856)           (1,263)
        Preferred stock purchased                                                                            --              (8,020)
        Common stock purchased                                                                            (10,050)           (7,646)
        Letter of credit collateralization                                                                    415               400
        Preferred stock dividends paid                                                                     (5,152)           (5,201)
        Redemption of common stock                                                                           (610)              (92)
                                                                                                        ---------         ---------

             Net cash used in financing activities                                                        (50,319)          (23,809)
                                                                                                        ---------         ---------

DECREASE IN CASH AND
        CASH EQUIVALENTS                                                                                   (1,002)          (35,020)

Cash and cash equivalents
        at beginning of period                                                                              1,002            35,020
                                                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                                                                $    --           $    --
                                                                                                        =========         =========

See notes to consolidated financial statements.

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

                 The consolidated balance sheet as of March 31, 1998, the consolidated statement of operations and the consolidated statement of cash flows for the three month periods ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position at March 31, 1998 and the results of operations and changes in cash flows for the periods presented have been made.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS SEGMENT

                 The Company has primarily been engaged in one line of business and has one industry segment, which is the making, processing and fabricating of steel and steel products. The Company's products include hot rolled and cold rolled sheet, and coated products such as galvanized, prepainted and tin mill sheet. The Company also manufactures a variety of fabricated steel products including roll formed corrugated roofing, roof deck, form deck, floor deck, bridge form, steel framing and related accessories and other products used primarily by the construction, highway and agricultural markets.

NOTE 1 - HANDY & HARMAN ACQUISITION

                 On April 13, 1998, the Company completed the acquisition of Handy & Harman and merged it with a wholly-owned subsidiary of the Company, with Handy & Harman as the surviving entity. The transaction has a total value of approximately $603.6 million, including the assumption of approximately $185.7 million in debt. The Company financed the transaction through cash on hand and a private placement of debt securities of the Company.

                The following pro forma disclosure is presented as if the Handy & Harman acquisition had occurred on January 1 of the respective periods.

                                                 Quarter Ended March 31,
                                                 -----------------------
                                                 1998            1997
                                                 ----            ----
                                             (in thousands, except per share)
           Revenue                            $424,410         $218,564
           Net loss                             (1,819)         (44,242)
           Basic and diluted loss per share:      (.37)           (2.07)

NOTE 2 - 10 1/2% SENIOR NOTES

                 On March 31, 1998, the Company announced that it had entered into a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The closing on the private placement of 10 1/2% Senior Notes occurred April 7, 1998. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of Handy & Harman and related transaction expenses. The 10 1/2% Senior Notes have not been registered under the Securities Act of 1933, as amended, or applicable state securities laws. The Company has filed a registration statement related to an exchange offer for the Senior Notes under the Securities Act of 1933.

NOTE 3 - EARNINGS PER SHARE

                 In 1997 the Company adopted SFAS No. 128, Earnings per Share. The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. In the computation of earnings per common share -- assuming dilution in the first quarter of 1998 and 1997, the conversion of preferred shares and redeemable common stock and exercise of options and warrants would have had an anti-dilutive effect. Previously reported first quarter 1997 EPS has been restated. A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION

                                                                    For the Quarter Ended March 31, 1998
                                                              Income                  Shares               Per-
                                                            (Numerator)           (Denominator)           Amount
                                                                  (in thousands, except per-share amount)
Net income                                                           $1,088
Less: Preferred stock dividends                                       5,152
BASIC AND DILUTED EPS
     Income (loss) available to common stockholders                $(4,064)           18,942              $(0.21)
                                                                   ========           ======              =======

         The assumed conversion of stock options, preferred stock and redeemable common stock would have an anti-dilutive effect on earnings per share.

                                                                    For the Quarter Ended March 31, 1998
                                                              Income                  Shares               Per-
                                                            (Numerator)           (Denominator)           Amount
                                                                  (in thousands, except per-share amount)
Net income (loss)                                                    $(40,724)
Less: Preferred stock dividends                                         5,201
BASIC AND DILUTED EPS
     Income (loss) available to common stockholders                  $(45,925)        23,881              $(1.92)
                                                                     =========        ======              =======

         The assumed conversion of stock options, preferred stock and redeemable common stock would have an anti-dilutive effect on earnings per share.

         Outstanding stock options granted to officers, directors and key employees totaled 4.1 million shares of common stock at March 31, 1998.

REDEEMABLE COMMON STOCK

                  Certain present and former employees of the Company have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of March 31, 1998 redeemable common stock outstanding totaled 326,729 shares.

NOTE 4 - COMPREHENSIVE INCOME

                  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's first quarter 1998 comprehensive loss of $1.7 million consists of net income of $1.1 million and other comprehensive loss of $2.8 million, net of tax related to an unrealized loss on available-for-sale securities. The comprehensive loss for the comparable period in 1997 of $40.3 million consists of net loss of $40.7 million and other comprehensive income of $.4 million, net of tax related to an unrealized gain on available-for-sale securities.

NOTE 5 - SHORT TERM INVESTMENTS

                  Net unrealized holding losses on trading securities included in net income for the first quarter of 1998 and 1997 were $7.4 million and $4.3 million, respectively.

NOTE 6 - SALES OF RECEIVABLES

                  Accounts receivable at March 31, 1998 and 1997 exclude $84.5 million and $45.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from 6.25% to 8.5% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

NOTE 7 - REVOLVING CREDIT FACILITY

                  On December 28, 1995, Wheeling-Pittsburgh Steel Corporation ("WPSC") entered into a Second Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit.

                  The RCF expires on May 3, 1999. Interest rates are based on the Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%, but the margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. A commitment fee of .5% is charged on the unused portion. The letter of credit fee is 2.25% and is also performance based.

                  Borrowings are secured primarily by 100% of the eligible inventory of WPSC, Pittsburgh-Canfield Corporation ("PCC"), Wheeling Construction Products, Inc. ("WCPI") and Unimast, Inc. ("Unimast"), and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distribution of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. Borrowings outstanding against the RCF at March 31, 1998 totaled $56.1 million. Letters of credit outstanding under the RCF were $10.0 million at March 31, 1998.

                  In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At March 31, 1998 letters of credit totaling $8.9 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

NOTE 8 - CONTINGENCIES

ENVIRONMENTAL MATTERS

                  The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with the Buckeye reclamation will be between $3.0 million and $4.0 million. At six other sites (MIDC Glassport, United Scrap Lead, Tex-Tin, Breslube Penn, Four County Landfill and Beazor) the Company estimates costs to aggregate up to $700,000. The Company is currently funding its share of remediation costs.

                  The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $6.8 million, $12.4 million and $3.0 million for 1996, 1997 and the first quarter of 1998, respectively. The Company anticipates spending approximately $41.3 million in the aggregate on major environmental compliance projects through the year 2000, estimated to be spent as follows: $13.4 million in 1998, $15.9 million in 1999 and $12.0 million in 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                  Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and March 31, 1998. As new information becomes available, including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

PART I

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

                        On March 31, 1998, the Company announced that it had entered into a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A Private
Placement to qualified institutional buyers. The closing on the private placement of 10 1/2% Senior Notes occurred April 7, 1998. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of Handy & Harman and related transaction expenses. The 10 1/2% Senior Notes have not been registered under the Securities Act of 1933, as amended, or applicable state securities laws. The Company has filed a registration statement related to an exchange offer for the Senior Notes under the Securities Act of 1933.

            On April 13, 1998 the Company completed the acquisition of Handy & Harman ("H&H") and merged it with a wholly-owned subsidiary of the Company. The transaction has a total value of approximately $603.6 million, including the assumption of approximately $185.7 million in debt. The Company financed the transaction through cash on hand and the private placement of $350 million of 10 1/2% Senior Notes of the Company.

            In connection with the Acquisition, the waivers of certain lenders to maintain the H&H Revolving Credit Facility (as defined) through June 30, 1998 were obtained. The Company intends to obtain the consent and/or waiver of the lenders to the continuation of the H&H Revolving Credit Facility after June 30, 1998 or replace the H&H Revolving Credit Facility with a new credit facility on substantially similar terms, although there can be no assurance that the Company will be successful in obtaining a replacement credit facility on substantially similar terms.

RESULTS OF OPERATIONS

            Net sales for the first quarter of 1998 totaled $304.1 million on shipments of steel products totaling 587,672 tons. Net sales for the first quarter of 1997 totaled $113.6 million on shipments of 153,842 tons. The increase in net sales and shipments of steel products primarily reflects the effect of a strike by the United Steelworkers of America in the prior period. During the strike, no products were being produced or shipped at eight facilities which represented approximately 80% of the tons shipped by the Company on an annual basis. The new labor agreement resulted in the elimination of 850 jobs, directly affecting operating costs. The first quarter 1998 results reflect the re-start of operations and the progression toward achieving pre-strike production and shipping levels. Steel prices on the products shipped decreased 2.7% from the comparable period in 1997.

            First quarter 1998 operating costs increased to $308.4 million from $168.8 million in 1997 first quarter. Operating cost per ton decreased to $525 per ton in the 1998 first quarter from $1,098 per ton in the 1997 first quarter. The increase in operating costs reflects the effects of the strike on the volume of steel products produced and shipped in the first quarter of 1997. The lower operating costs per ton shipped reflects higher production levels and lower fixed cost per ton during the first quarter of 1998, while completion of the door rehabilitation program at the #8 coke battery adversely affected operating costs. The Company produced 623,714 tons of raw steel in the 1998 first quarter, setting a new production record at its Steubenville complex. There was no raw steel produced in the 1997 first quarter.

            Depreciation expense increased $9.2 million to $20.5 million in the first quarter of 1998 from $11.3 million in the comparable period in 1997 due to the effects of the strike on production in the first quarter of 1997 and the higher levels of raw steel production and its effect on the units of production depreciation method.

            Selling, administrative and general expense for the first quarter of 1998 increased $2.0 million to $18.3 million from $16.3 million in the comparable period in 1997 due primarily to lower expenses incurred during the strike.

            Interest expense for the first quarter 1998 increased $3.4 million to $9.8 million from the comparable period in 1997 due to higher levels of long-term debt.

            Other income (expense) increased $16.8 million to $15.8 million in the first quarter of 1998, compared to a loss of $1.0 million in the 1997 first quarter. The increase is due to realized gains on short-term investments, partially offset by a lower return on mark-to-market short-term investments.

            The 1998 first quarter tax provision reflects an estimated annual effective tax rate of 31% compared to the 1997 first quarter effective tax rate of 35%.

            Net income for the 1998 first quarter totaled $1.1 million, or a loss of $0.21 per share of common stock after deduction of preferred dividends. The 1997 first quarter net loss totaled $40.7 million, or a loss of $1.92 per share of common stock after deduction of preferred dividends.

FINANCIAL POSITION

            Net cash flow provided by operating activities for the first quarter of 1998 totaled $82.5 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $33.2 million of funds in the 1998 first quarter. Working capital accounts (excluding cash, short term investments, short-term borrowings and current maturities of long term debt) provided $19.6 million of funds. Accounts receivable increased by $26.8 million (excluding a $15.5 million sale of trade receivables under the Receivables Facility), trade payables increased $16.1 million and other current liabilities increased $7.2 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $283.5 million at March 31, 1998, a decrease of $1.2 million from December 31, 1997. The increase in accounts receivable is due to increased shipments.

            In the first  quarter  of 1998,  $7.5  million  was spent on capital improvements including $3.0 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

            On December 28, 1995, Wheeling-Pittsburgh Steel Corporation, ("WPSC") entered into a new Revolving Credit Facility ("the Revolving Credit Facility") with Citibank, N.A. as agent. The Revolving Credit Facility, as amended, provides for borrowing for general corporate purposes of up to $150 million. The Revolving Credit Facility expires May 3, 1999. Interest is calculated at a Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%. Borrowings under the Revolving Credit Facility are secured primarily by eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The Revolving Credit Facility has certain financial covenants restricting indebtedness, liens and distributions. Borrowings under the Revolving Credit Facility at March 31, 1998 totaled $56.1 million.

            In August 1994, WPSC entered into a separate facility for letters of credit up to $50 million. At March 31, 1998 letters of credit totaling $8.9 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

            In November 1997, Wheeling-Pittsburgh Corporation, a wholly owned subsidiary of the Company, ("WPC") issued $275.0 million principal amount of 9 1/4% Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. WPC filed a registration statement related to an exchange offer for the 9 1/4% Senior Notes under the Securities Act of 1933.

            In November 1997 WPC also entered into a Term Loan Agreement with DLJ Capital Funding, Inc., as syndication agent, pursuant to which WPC borrowed $75 million. The Term Loan Agreement matures on November 15, 2006. Amounts outstanding under the Term Loan Agreement bear interest at either (i) the Alternate Base Rate (as defined therein) plus 2.25% or (ii) the LIBO Rate (as defined therein) plus 3.25%, determined at the Company's option. WPC's obligations under the Term Loan Agreement will be guaranteed by WPC's then outstanding present and future operating subsidiaries.

            The proceeds from the 9 1/4% Senior Notes and the Term Loan Agreement were used to defease $266.2 million of 9d% Senior Secured Notes due 2003 and to pay down borrowings under the Revolving Credit Facility.

            Under the terms of the new labor agreement, WPSC established a Defined Benefit Pension Plan ("DB Plan") covering its hourly employees. As of December 31, 1997, WPSC had an unfunded accumulated pension benefit obligation for the DB Plan of approximately $167.3 million, of which approximately 75% must be funded over the next five years. In accordance with ERISA regulations, the Company would not have had to make significant contributions to fund the obligations of the new plan in 1998, but would be required to fund $31.4 million in the first quarter of 1999. However, as a result of the acquisition of Handy & Harman and its significantly overfunded pension plans, this funding obligation may be significantly reduced or eliminated and is not classified as a current liability.

            As of March 31, 1998, the Company had repurchased on the open market and retired 11.3 million shares of its Common Stock and .6 million shares of Preferred Stock since the repurchase program was initiated in October 1994 for an aggregate purchase price of approximately $140.6 million. In the 1998 first quarter the Company repurchased 795,607 shares of Common Stock for $10.1 million. The Company may, from time to time, continue to purchase additional shares of Common Stock and Preferred Stock.

LIQUIDITY

            As  of  March  31,  1998,   the  Company  had  cash  and  short-term
investments, net of related investment borrowings of $234.9 million.

            Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the Revolving Credit Facility and funds generated from operations. The Company believes that such sources, together with borrowings under Handy & Harman's revolving credit facility, will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations. During the 1998 first quarter, the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material on the Company's financial condition or results of operations.

            The Company began a Year 2000 compliance project in July 1995. This project encompasses business systems, mainframe processor systems, plant operating systems, end-user computing systems, wide-area and voice networks, and building and plant environmental systems. Included in the project plan is a review and Year 2000 compliance assurance program with customers, suppliers, and other constituents. System inventories through out the Company are being reviewed and work is in progress to ensure that such systems are Year 2000 compliant. Management believes, based on a current review and the ongoing effort, that all relevant computer systems will be Year 2000 compliant by the second quarter of 1999. Management believes that the cost of this project will not be material to the Company's financial condition or results of operation

NEW ACCOUNTING STANDARD

            In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 addresses costs incurred in connection with the implementation of internal-use software, and specifies the circumstances under which such costs should be capitalized or expensed. The Company will be required to adopt SOP 98-1 in the first quarter of 1999. At this time, management has not determined the impact of adoption of SOP 98-1 on the Company's results of operations or financial position.

                                     *******

        When  used  in the  Management's  Discussion  and  Analysis,  the  words
"anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop market and sell its products, the effects of competition and pricing, the impact of the acquisition of Handy &

Harman and Company and industry shipment levels. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

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

                                   WHX CORPORATION


                                   /s/  Arnold Nance
                                        -----------------------------------
                                        Arnold Nance
                                        Vice President-Finance
                                        (Principal Accounting Officer)

May 15, 1998