Form 10-Q
period 1998-06-30
WHX CORP
filed 1998-08-11
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1998
                               -------------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________________

         FOR QUARTER ENDED JUNE 30, 1998           COMMISSION FILE NUMBER 1-2394


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of July 31, 1998 was 18,778,726 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                QUARTER ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                                ----------------------                   -------------------------
                                                                1998              1997                      1998              1997
                                                                ----              ----                      ----              ----
                                                                                (in thousands except per share)

NET SALES                                                      $464,455          $128,472                $768,533          $242,105
---------

OPERATING COSTS
    Cost of goods sold                                          375,932           145,515                 645,590           286,668
    Depreciation and amortization                                25,629            11,445                  46,133            22,782
    Selling, administrative and general expense                  33,316            17,584                  51,591            33,902
                                                               --------          --------                --------           --------

                                                                434,877           174,544                 743,314           343,352
                                                                -------          --------                 -------           --------

OPERATING INCOME (LOSS)                                          29,578           (46,072)                 25,219          (101,247)
-----------------------

    Interest expense on debt                                     21,480             6,974                  31,327            13,431
    Other income                                                 13,595             5,188                  29,378             4,168
                                                               --------        ----------                --------          ---------

INCOME (LOSS) BEFORE TAXES                                       21,693           (47,858)                 23,270          (110,510)
--------------------------

    Tax provision (benefit)                                       7,626           (16,751)                  8,115           (38,679)
                                                              ---------         ----------              ---------         ----------

NET INCOME (LOSS)                                                14,067           (31,107)                 15,155           (71,831)
-----------------

Dividend requirement for  Preferred Stock                         5,152             5,152                  10,304            10,353
                                                               --------        ----------                 -------         ---------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCK                     $ 8,915          $(36,259)                $ 4,851          $(82,184)
-------------------------------------------                     =======          =========                =======         =========

Income (loss) per share of common stock:

    Basic income (loss) per share of                              $.48         $(1.58)                      $.26            $(3.51)
      Common Stock                                                ====         =======                      ====            =======

    Income (loss) per share of                                    $.39         $(1.58)                      $.26          $(3.51)
      Common Stock-assuming dilution                              ====         =======                      ====          =======


See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                                         JUNE 30,                DECEMBER 31,
                                                                           1998                      1997
                                                                           ----                      ----
                                                                          (Dollars and shares in thousands)
ASSETS                                                                    (Unaudited)
Current Assets:
      Cash and cash equivalents                                            $   1,747                $    1,002
      Short term investments                                                 464,869                   581,550
      Trade receivables - net                                                134,871                    44,993
      Inventories:
          Finished and semi-finished products                                372,968                   178,450
          Raw materials                                                       94,997                   103,735
          Other materials and supplies                                        17,850                    19,811
          Excess of LIFO over current cost                                   (21,485)                  (17,239)
                                                                          -----------               ----------
                                                                             464,330                   284,757

      Other current assets                                                    26,960                    26,581
                                                                          ----------                ----------
                          Total current assets                             1,092,777                   938,883

Property, plant and equipment at cost, less
      accumulated depreciation and amortization                              812,756                   738,660
Deferred income taxes                                                        140,924                   196,966
Prepaid pension cost                                                          46,258                    76,714
Intangibles, net of amortization                                             305,979                        --
Other non-current assets                                                     147,908                   119,180
                                                                         -----------               -----------
                                                                          $2,546,602                $2,070,403
                                                                          ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Trade payables                                                        $172,784                 $ 123,872
      Short-term borrowings                                                  306,628                   366,418
      Deferred income taxes - current                                         72,856                    32,196
      Other current liabilities                                              131,440                    86,559
      Long-term debt due in one year                                             619                       466
                                                                       -------------             -------------
                          Total current liabilities                          684,327                   609,511

Long-term debt                                                               931,988                   350,453
Pension liability                                                                 --                   166,652
Other employee benefit liabilities                                           428,852                   427,124
Other liabilities                                                             56,155                    49,979
                                                                         -----------              ------------
                                                                           2,101,322                 1,603,719
                                                                         -----------              ------------
Redeemable Common Stock - 310 shares
      and 360 shares                                                           3,857                     4,808
                                                                         -----------              ------------
Stockholders' Equity:
      Preferred Stock $.10 par value -
          5,883 shares                                                           588                       589
      Common Stock - $.01 par value - 18,478
          shares and 19,074 shares                                               185                       193
      Accumulated other
          comprehensive income                                                 7,065                    24,237
      Additional paid-in capital                                             592,316                   602,657
      Accumulated (deficit) earnings                                        (158,731)                 (163,582)
                                                                        ------------               -----------
                                                                             441,423                   464,094
Less treasury stock - 0 shares and 205 shares                                   --                      (2,218)
                                                                        ------------               -----------
Total stockholders' equity                                                   441,423                   461,876
                                                                        ------------               -----------
                                                                          $2,546,602                $2,070,403
                                                                          ==========                ==========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                                            1998                      1997
                                                                            ----                      ----
                                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                     $ 15,155                  $(71,831)
      Non cash expenses:
          Depreciation and amortization                                       46,637                    22,947
          Other postemployment benefits                                       (2,150)                   (1,200)
          Income taxes                                                         3,710                   (38,679)
          Equity income in affiliated companies                               (3,136)                    1,371
          Pension expense                                                      7,277                        --
      Decrease (increase) in working capital elements,
                net of effect of acquisition
          Trade receivables                                                  (43,806)                    8,474
          Trade receivables sold                                              25,000                        --
          Inventories                                                         (2,021)                  (44,329)
          Other current assets                                                22,558                    (1,604)
          Trade payables                                                         296                    24,775
          Other current liabilities                                           13,209                     9,664
          Short term investments(trading)                                     73,490                    61,878
          Trading account borrowings                                         (23,557)                   31,262
      Other items - net                                                         (163)                   (4,789)
                                                                          -----------                ---------
          Net cash provided by (used in) operating activities                132,499                    (2,061)
                                                                          ----------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Short term investments-available for sale                              (22,418)                  (26,290)
      Plant additions and improvements                                       (22,779)                   (4,683)
      Investment in affiliates                                                (8,335)                   (3,450)
      Acquisition of Handy & Harman, net of cash                            (366,147)                       --
      Dividends from affiliates                                                5,000                     2,500
      Proceeds from sale of property                                             148                       797
                                                                            --------                ----------
          Net cash used in investing activities                             (414,531)                  (31,126)
                                                                           ---------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Long term debt proceeds, net of issuance cost                          340,375                        --
      Payments on long-term borrowings                                        (2,232)                   (2,077)
      Minority interest                                                         (103)                       --
      Short term borrowings (payments)                                       (36,233)                   42,517
      Preferred stock purchased                                                 --                      (9,839)
      Common stock purchased                                                 (10,050)                  (15,656)
      Letter of credit collateralization                                         820                     3,199
      Preferred stock dividends paid                                         (10,304)                  (10,353)
      Redemption of common stock                                                 504                      (219)
                                                                           ---------                -----------
          Net cash provided by financing activities                          282,777                     7,572
                                                                            --------                 ---------
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                           745                   (25,615)

Cash and cash equivalents
      at beginning of period                                                   1,002                    35,020
                                                                            --------                  --------
CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                                       $ 1,747                  $  9,405
                                                                             =======                  ========

                 See notes to consolidated financial statements.

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

             The consolidated balance sheet as of June 30, 1998, the consolidated statement of operations for the three and six month periods ended June 30, 1998 and 1997 and the consolidated statement of cash flows for the six month periods ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position at June 30, 1998 and the results of operations and changes in cash flows for the periods presented have been made.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's and that of its recently acquired subsidiary Handy & Harman's audited consolidated financial statements for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

NOTE 1 - HANDY & HARMAN ACQUISITION

             On April 13, 1998, the Company completed the acquisition of Handy & Harman and merged it with a wholly-owned subsidiary of the Company (the "Merger"). The acquisition has been accounted for as a purchase business combination in accordance with APB 16. Accordingly, the assets and liabilities of Handy & Harman have been adjusted to reflect their relative fair values at the date of acquisition. The transaction has a total value of approximately $651.4 million, including the assumption of approximately $229.6 million in debt. The excess of the purchase price over the fair value of the net assets acquired is approximately $307.6 million and is being amortized over a period of 40 years. The Company financed the transaction through cash on hand and a private placement of debt securities of the Company.

             The following pro forma disclosure is presented as if the Handy & Harman acquisition had occurred on January 1 of the respective periods.

                                                             SIX MONTHS ENDED JUNE 30,
                                                             1998                1997
                                                             ----                ----
                                                          (in thousands, except per share)
             Revenue                                     $888,865               $463,008
             Net income (loss)                             12,261                (78,828)
             Basic and diluted income (loss) per share:       .11                  (3.80)

             The results of Handy & Harman included in the pro forma have been adjusted to exclude merger related transaction costs.

NOTE 2 - 10 1/2% SENIOR NOTES

             On April 7, 1998, the Company closed a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of Handy & Harman and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended.

NOTE 3 - EARNINGS PER SHARE

             The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. In the computation of diluted earnings per common share in the second quarter of 1997 and the six month periods for 1997 and 1998, the conversion of preferred shares and redeemable common stock and exercise of options and warrants would have had an anti-dilutive effect. Previously reported second quarter 1997 EPS has been restated. A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION

                                     FOR THE QUARTER ENDED JUNE 30, 1998    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                     -----------------------------------    --------------------------------------
                                      Income        Shares       Per-Share       Income        Shares     Per-share
                                    (NUMERATOR)  (DENOMINATOR)     AMOUNT      (NUMERATOR)  (DENOMINATOR)  AMOUNT

Income before extraordinary item        $14,067                                 $15,155
Less: Preferred stock dividends           5,152                                  10,304
                                         ------                                  ------

BASIC EPS
    Income available to
      common stockholders                 8,915      18,452       $0.48           4,851          18,502       $0.26

EFFECT OF DILUTIVE SECURITIES
    OPTIONS                                             875
    Convertible preferred stock           5,152      16,506
    Redeemable common stock                             310

DILUTED EPS
    Income available to common
     stockholders+ assumed conversions  $14,067      36,143       $0.39          $4,851          18,502       $0.26
                                        =======      ======       =====          ======          ======       =====

                                     FOR THE QUARTER ENDED JUNE 30, 1997    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                     -----------------------------------    --------------------------------------
                                      Income        Shares       Per-Share       Income        Shares     Per-share
                                    (NUMERATOR)  (DENOMINATOR)     AMOUNT      (NUMERATOR)  (DENOMINATOR)  AMOUNT

Income before extraordinary item       $(31,107)                               $(71,831)
Less: Preferred stock dividends           5,152                                  10,353

BASIC AND DILUTED EPS
    Income available to
      common stockholders              $(36,259)     23,003     $(1.58)        $(82,184)         23,445     $(3.51)
                                       =========     ======     =======        =========         ======     =======

The assumed conversion of stock options, preferred stock and redeemable common stock would have an anti-dilutive effect on earnings per share in the six month period of 1998 and the second quarter and the six month period of 1997.

              Outstanding stock options granted to officers, directors and key employees totaled 4.6 million shares of common stock at June 30, 1998.

REDEEMABLE COMMON STOCK

              Certain present and former employees of the Company have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of June 30, 1998 redeemable common stock outstanding totaled 310,083 shares.

NOTE 4 - COMPREHENSIVE INCOME

              The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's second quarter 1998 comprehensive gain on income of $5.7 million consists of net income of $14.1 million and other comprehensive loss of $8.4 million, net of tax related to an unrealized loss on available-for-sale securities and foreign exchange translation loss. The comprehensive loss for the comparable period in 1997 of $27.7 million consists of net loss of $31.1 million and other comprehensive income of $3.4 million, net of tax related to an unrealized gain on available-for-sale securities.

NOTE 5 - SHORT TERM INVESTMENTS

              Net unrealized holding gains or losses on trading securities included in net income for the second quarter of 1998 and 1997 were gains of $13.8 million and $9.0 million, respectively.

NOTE 6 - SALES OF RECEIVABLES

              Accounts receivable at June 30, 1998 and 1997 exclude $94.0 million and $45.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from 6.1375% to 8.5% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

NOTE 7 - REVOLVING CREDIT FACILITY

              On December 28, 1995, Wheeling-Pittsburgh Steel Corporation ("WPSC") entered into a Second Amended and Restated Revolving Credit Facility ("WPSC Revolving Credit Facility") with Citibank, N.A. as agent. The "WPSC Revolving Credit Facility", as amended, provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit. Borrowings outstanding against the "WPSC Revolving Credit Facility" at June 30, 1998 totaled $54.7 million. Letters of credit outstanding under the "WPSC Revolving Credit Facility" were $10.6 million at June 30, 1998.

              In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At June 30, 1998 letters of credit totaling $8.5 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

              H & H had outstanding borrowings under its $200 million dollar unsecured revolving credit facility of $95,000 at June 30, 1998. See Note 8 below regarding refinancing of H & H long term debt.

NOTE 8 - HANDY & HARMAN REFINANCING

              On July 30, 1998 Handy & Harman entered into a $300 million Senior Secured Credit facility (the "Facilities") with Citibank, N.A. as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million 6-year Delayed Draw Term Loan Facility, (iii) a $50 million 6-year Term Loan A Facility, and (iv) a $125 million 8-year Term Loan B Facility. Interest under the Facilities is calculated at a rate determined either using (i) the Citibank prime rate or (ii) the Libor Rate, plus the Applicable Margin in effect from time to time. Applicable Margin means a percentage per annum determined by reference to the Total Leverage Ratio of Handy & Harman. The rates in effect until December 31, 1998 are (a) in the case of the Term A Facility, the Delayed Draw Facility and the Revolving Credit Facility calculated at Libor + 1.75% and (b) in the case of the Term B facility at Libor + 2.50%. Borrowings under the Facilities are secured by the pledge of 100% of the capital stock of all Handy & Harman's active U.S. subsidiaries and 65% of the stock of Handy & Harman's non-U.S. subsidiaries. In addition Handy & Harman has provided a perfected first priority lien on and security interest in substantially all the assets of Handy & Harman and its active subsidiaries. The facilities have certain financial covenants restricting indebtedness, liens and distributions.

              The Facilities replaced Handy & Harman's $125 million Senior Notes due 2004 and its $200 million unsecured revolving credit facility.

NOTE 9 - MERGER OF PENSION PLANS

              In May, 1998 WHX completed the merger of its pension plan with the pension plans of its wholly owned Handy & Harman subsidiary. Under the terms of the merged WHX Pension Plan there will be a series of benefit structures, which will essentially continue the various pension plans for employees of the Wheeling-Pittsburgh Steel Corporation and Handy & Harman pension plans as they existed before the mergers.

              At the time of the merger of the pension plans, the assets in the Handy & Harman pension plans exceeded the plans' liabilities by approximately $155 million. At that time, the liabilities of the WHX pension plans exceeded their assets by approximately $150 million. The pension plan merger thus eliminates both the underfunding in the WHX Pension Plan and WHX's balance sheet liability and will materially reduce WHX's net periodic pension expense in future periods. Furthermore, based on WHX's current actuarial assumptions, the merged pension plan is expected to be fully funded for several years according to the Internal Revenue Code. The merger therefore substantially reduces future cash funding obligations of WHX estimated to be approximately $135 million over the next four years.

NOTE 10 - CONTINGENCIES

ENVIRONMENTAL MATTERS

              The Wheeling-Pittsburgh Steel Corporation has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with the Buckeye reclamation will be between $3.0 million and $4.0 million. At six other sites (MIDC Glassport, United Scrap Lead, Tex-Tin, Breslube Penn, Four County Landfill and Beazor) the Company estimates costs to aggregate up to $700,000. The Company is currently funding its share of remediation costs.

              The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $6.8 million, $12.4 million and $5.0 million for 1996, 1997 and the six months ended June 30, 1998, respectively. The Company anticipates spending approximately $41.3 million in the aggregate on major environmental compliance projects through the year 2000, estimated to be spent as follows: $13.4 million in 1998, $15.9 million in 1999 and $12.0 million in 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

              Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and $11.1 million at June 30, 1998. As new information becomes available, including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

PART I

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

              On March 31, 1998, the Company announced that it had entered into a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The closing on the private placement of 10 1/2% Senior
Notes occurred April 7, 1998. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of Handy & Harman and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended.

      On April 13, 1998 the Company completed the acquisition of Handy & Harman ("H&H") and merged it with a wholly-owned subsidiary of the Company. The transaction has a total value of approximately $651.4 million, including the assumption of approximately $229.6 million in debt. The Company financed the transaction through cash on hand and the private placement of $350 million of 10 1/2% Senior Notes of the Company.

      The Company continues to pursue strategic alternatives to maximize the value of its portfolio of businesses. Some of these alternatives have included, and will continue to include selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future, provide information to interested parties regarding portions of its businesses for such purposes.

RESULTS OF OPERATIONS

      Net sales for the second quarter of 1998 were $464.5 million - up 261% from $128.5 million in the second quarter of 1997. Sales growth was increased primarily due to (i) the return to near pre- strike levels of sales for Wheeling-Pittsburgh Steel Corporation's ("WPSC") operations compared to the second quarter 1997, which reflects the effect of the strike by the United Steel Workers of America and (ii) the acquisition of H&H.

      Second quarter 1998 operating costs increased to $434.8 million from $174.5 million in 1997 second quarter. The increase in operating costs reflects the increased volume of raw steel production at the WPSC's operations, which were idled throughout much of 1997 due to the strike, and the inclusion of H&H operations in the second quarter. Also, WPSC received approximately $9.8 million of net insurance recoveries related to various environmental obligations and experienced lower pension expense due to the merger of the H&H and WPSC pension plans.

      Depreciation and amortization expense increased $14.2 million to $25.6 million in the second quarter of 1998 from $11.4 million in the comparable period in 1997, due to the effects of the strike on production in the second quarter of 1997. Amortization increased $1.7 reflecting the goodwill acquired in the H&H acquisition. There was no amortization of goodwill in the second quarter of 1997.

      Selling, administrative and general expense for the second quarter of 1998 increased $15.8 million to $33.3 million from $17.6 million in the comparable period in 1997 due primarily to the acquisition of H&H in the second quarter 1998.

      Interest expense for the second quarter 1998 increased $14.5 million to $21.5 million from the comparable period in 1997 reflecting the acquisition debt issued in connection with the purchase of H&H as well as the assumption of H&H outstanding indebtedness.

      Other income increased $8.4 million to $13.6 million in the second quarter of 1998, compared to $5.2 million in the 1997 second quarter. The increase is due to unrealized gains on short-term investments, partially offset by realized losses on short-term investments and increased equity income on joint venture operations.

      Net income for the 1998 second quarter totaled $14.1 million, or $.48 per share of common stock after preferred stock dividends. The 1997 second quarter net loss totaled $31.1 million, or a loss of $1.58 per share of common stock after preferred stock dividends.

      Net sales for the first half of 1998 totaled $768.5 million a 217% increase over first half 1997 sales of $242.1 million. The increase is due to the H&H acquisition and the strike related impact on the first half 1997 sales of the Wheeling-Pittsburgh Steel Corporation.

      Operating costs for the first six months of 1998 increased to $743.3 million from $343.4 million in 1997 first six months. The increase in operating costs reflects the increased volume of raw steel production at WPSC's operations, which were idled throughout much of 1997 due to the strike, and the inclusion of H&H operations in the second quarter. Also, WPSC received approximately $9.8 million of net insurance recoveries related to various environmental obligations and experienced lower pension expense due to the merger of the H&H and WPSC pension plans.

      Depreciation and amortization expense increased $23.3 million to $46.1 million in the first six months of 1998 from $22.8 million in the comparable period in 1997 due to the effects of the strike on production in the first six months of 1997. Amortization increased $1.7 million reflecting the goodwill acquired in the second quarter acquisition of H&H.

      Selling, administrative and general expense for the first six months of 1998 increased $17.7 million to $51.6 million from $33.9 million in the comparable period in 1997 due primarily to the acquisition of H&H in the second quarter 1998.

      Interest expense for the first six months of 1998 increased $17.9 million to $31.3 million from the comparable period in 1997 reflecting the acquisition debt issued for the purchase of H&H as well as the assumption of H&H outstanding indebtedness.

      Other income increased $25.2 million to $29.4 million in the first six months of 1998, compared to income of $4.2 million in the 1997 first six months. The increase is due to unrealized gains on short-term investments, partially offset by realized losses on short-term investments and increased equity income on joint venture operations.

      The 1998 six month tax provision reflects an estimated annual effective tax rate of 35% reflecting no change compared to 1997.

      Net income for the 1998 first half totaled $15.2 million, or $0.26 per share of common stock after preferred stock dividends. The 1997 six month net loss totaled $71.8 million, or a loss of $3.51 per share of common stock after preferred stock dividends.

FINANCIAL POSITION

      Net cash flow provided by operating activities for the first half of 1998 totaled $132.5 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $50.0 million of funds in the 1998 first half. Working capital accounts (excluding cash, short term investments, short-term borrowings and current maturities of long term debt) provided $15.1 million of funds. Accounts receivable increased by $44.3 million (excluding a $25.6 million sale of trade receivables under the WPC Receivables Facility), and other current liabilities increased $13.2 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $464.3 million at June 30, 1998, a increase of $179.6 million from December 31, 1997 reflecting the acquisition of H&H. The increase in accounts receivable is due to increased shipments and the inclusion of H&H.

      In the first half of 1998, $22.8 million was spent on capital improvements including $5.0 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

      On July 30, 1998 Handy & Harman entered into a $300 million Senior Secured Credit facility (the "Facilities") with Citibank, N.A. as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million 6-year Delayed Draw Term Loan Facility, (iii) a $50 million 6-year Term Loan A Facility, and (iv) a $125 million 8-year Term Loan B Facility. Interest under the Facilities is calculated at a rate determined either using (i) the Citibank prime rate or (ii) the Libor, plus the Applicable Margin in effect from time to time. Applicable Margin means a percentage per annum determined by reference to the Total Leverage Ratio of Handy & Harman. The rates in effect until December 31, 1998 are (a) in the case of the Term A Facility, the Delayed Draw Facility and the Revolving Credit Facility calculated at Libor + 1.75% and
(b) in the case of the Term B facility at Libor + 2.50%. Borrowings under the Facilities are secured by the pledge of 100% of the capital stock of all H&H's active U.S. subsidiaries and 65% of the stock of H&H's non-U.S. subsidiaries. In addition Handy & Harman provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries. The facilities have certain financial covenants restricting indebtedness, liens and distributions. The Facilities replaced H&H's $125 million Senior Notes due 2004 and its unsecured Revolving Credit Facility.

      On April 7, 1998, the Company closed a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of H&H and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended.

      In November 1997, Wheeling-Pittsburgh Corporation, a wholly owned subsidiary of the Company, ("WPC") issued $275.0 million principal amount of 9 1/4% Senior Unsecured Notes to qualified institutional buyers pursuant to Rule 144A under The Securities Act of 1933. The 9 1/4% notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended.

      In November  1997 WPC also  entered  into a Term Loan  Agreement  with DLJ
Capital Funding, Inc., as syndication agent, pursuant to which the Company borrowed $75 million. The Term Loan Agreement matures on November 15, 2006. Amounts outstanding under the Term Loan Agreement bear interest at either (i) the Alternate Base Rate (as defined therein) plus 2.25% or (ii) the LIBOR (as defined therein) plus 3.25%, determined at the Company's option. WPC's obligations under the Term Loan Agreement will be guaranteed by WPC's then outstanding present and future operating subsidiaries.

      The proceeds from the 9 1/4% Senior Notes and the Term Loan Agreement were used to defease $266.2 million of 93/8% Senior Secured Notes due 2003 and to pay down borrowings under the WPSC Revolving Credit Facility. Borrowings outstanding against the WPSC Revolving Credit Facility at June 30, 1998 totaled $54.7 million. Letters of credit outstanding under the WPSC Revolving Credit Facility were $10.6 million at June 30, 1998.

      In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At June 30, 1998 letters of credit totaling $8.5 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

      In May, 1998 WHX completed the merger of its Pension Plan with the pension plan of its wholly owned H&H subsidiary. Under the terms of the merged WHX Pension Plan, there will be a series of benefit structures, which will essentially continue the various pension plans for employees of the Wheeling-Pittsburgh Steel Corporation and H&H plans as they existed before the merger.

      At the time of the merger of the pension plans, the assets in the Handy & Harman pension plans exceeded the plans' liabilities by approximately $155 million. At that time, the liabilities of the WHX pension plan exceeded their assets by approximately $150 million. The pension plan merger thus eliminates both the underfunding in the WHX Pension Plan and WHX's balance sheet liability and will materially reduce WHX's net periodic pension expense in future periods. Furthermore, based on WHX's current actuarial assumptions, the merged pension plan is expected to be fully funded for several years according to the Internal Revenue Code. The merger therefore substantially reduces future cash funding obligations of WHX estimated to be approximately $135 million over the next four years.

      As of June 30, 1998, the Company had repurchased on the open market and retired 11.3 million shares of its Common Stock and .6 million shares of Preferred Stock since the repurchase program was initiated in October 1994 for an aggregate purchase price of approximately $140.6 million. In the first six months of 1998 the Company repurchased 795,607 shares of Common Stock for $10.1 million. The Company may, from time to time, continue to purchase additional shares of Common Stock and Preferred Stock.

LIQUIDITY

      As of June 30, 1998, the Company had cash and short-term investments, net of related investment borrowings of $214.7 million.

      Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the Revolving Credit Facility, the facilities at H & H and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such a worldwide steel production and demand and currency exchange rates, could materially affect the Company's results of operations and financial condition.

      The Company began a Year 2000 compliance project in July 1995. This project encompasses business systems, mainframe processor systems, plant operating systems, end-user computing systems, wide-area and voice networks, and building and plant environmental systems. Included in the project plan is a review and Year 2000 compliance assurance program with customers, suppliers, and other constituents. System inventories through out the Company were reviewed and work is in progress to ensure that such systems are Year 2000 compliant. Management believes, based on a current review and the ongoing effort, that all relevant computer systems will be Year 2000 compliant by the second quarter of 1999. Management believes that the cost of this project will not be material to the Company's financial condition or results of operation.

NEW ACCOUNTING STANDARDS

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer
Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 addresses costs incurred in connection with the implementation of internal-use software, and specifies the circumstances under which such costs should be capitalized or expensed. The Company will be required to adopt SOP 98-1 in the first quarter of 1999. At this time, management has not determined the impact of adoption of SOP 98-1 on the Company's results of operation or financial position.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS133). This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or a an element of comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in the past. Management of the company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operation.

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              On June 25, 1998, the Securities and Exchange Commission ("SEC") instituted an administrative proceeding against the Company alleging that it had violated certain SEC rules in connection with the tender offer for Dynamics Corporation of America ("DCA") commenced on March 31, 1997 through the Company's wholly-owned subsidiary, SB Acquisition Corp. (the "Offer"). The Company previously disclosed that the SEC intended to institute this proceeding. Specifically, the Order Instituting Proceedings (the "Order") alleges that, in its initial form, the Offer violated the "All Holders Rule," Rule 14d-10(a)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on the Company's inclusion of a "record holder condition" in the Offer. No shareholder had tendered any shares at the time the condition was removed. The Order further alleges that the Company violated Rules 14d-4(c) and 14d-6(d) under the Exchange Act upon expiration of the Offer, by allegedly waiving material conditions to the Offer without prior notice to shareholders and purchasing the approximately 10.6% of DCA's outstanding shares tendered pursuant to the Offer. The SEC does not claim that the Offer was intended to or in fact defrauded any investor.

              The Order institutes proceedings to determine whether the SEC should enter an order requiring the Company (a) to cease and desist from committing or causing any future violation of the rules alleged to have been violated and (b) to pay approximately $1.3 million in disgorgement of profits. The Company has filed an Answer denying any violations and seeking dismissal of the proceeding. Although there can be no assurance that an adverse decision will not be rendered, the Company intends to vigorously defend against the SEC's charges.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The 1998 annual meeting of stockholders was held on June 29, 1998.

          (b) All of the Company's nominees, as set forth below, were elected. There was no solicitation in opposition to the Company's nominees. The other members of the Company's Board of Directors are Neil D. Arnold, William Goldsmith, Robert A. Davidow and Ronald LaBow.

          (c) Matters voted on at the meeting and the number of votes cast.

                                                                   Votes
                                                     Voted         Against or                        Broker
              (1)  Directors                           For         Withheld        Abstentions       Non-Votes
                   ---------                          -----        --------        -----------       ---------

                   Paul W. Bucha                   15,806,511         207,264               --                --
                   Marvin L. Olshan                15,641,134         373,341               --                --
                   Raymond S. Troubh               15,783,050         231,425               --                --

              (2)  Approval of an                  10,949,728       1,241,442           99,352         3,727,954
                   Amendment to the
                   1991 Incentive and
                   Nonqualified Stock
                   Option Plan

              (3)  Ratification of Price           15,871,349          63,368           71,858             7,900
                   Waterhouse LLP as
                   the Company's
                   Independent Public
                   Accountants for the
                   fiscal year ending
                   December 31, 1998

Item    6.(a)   EXHIBITS

                27 Financial Data Schedule



       6.(b)    REPORT ON FORM 8-K

                Form 8-K  dated  June 17,  1998  announcing  the  merger  of the
                Defined  Benefit  Pension  Plan  of  wheeling-Pittsburgh   Steel
                Corporation with the pension plans of Handy & Harman.

                Form 8-K dated June 22, 1998 submitting the pro forma financial information related to the acquisition of Handy & Harman by WHX Corporation.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     WHX CORPORATION




                                                  /s/ Arnold Nance
                                                  ------------------------------
                                                  Arnold Nance
                                                  Vice President-Finance
                                                  (Principal Accounting Officer)


August 7, 1998