Form 10-Q
period 1998-09-30
WHX CORP
filed 1998-11-13
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/x/
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended                   September 30, 1998
                              --------------------------------------------------

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   ---------------------------

     For Quarter Ended September 30, 1998     Commission File Number 1-2394


                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)


             DELAWARE                                13-3768097
     (State of Incorporation)                     (I.R.S. Employer
                                                 Identification No.)

           110 East 59th Street
            New York, New York                          10022
 (Address of principal executive offices)            (Zip code)


        Registrant's telephone number, including area code: 212-355-5200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes T No

The number of shares of Common Stock issued and outstanding as of October 30, 1998 was 17,796,230 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                      Quarter Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                                      -----------------------            ---------------------------
                                                                         1998               1997             1998            1997
                                                                         ----               ----             ----            ----
                                                                                       (in thousands, except per share)
Net Sales                                                           $   459,563      $   144,612       $ 1,228,096      $   386,717
---------                                                           -----------      -----------       -----------      -----------

Operating Costs
---------------
        Cost of goods sold                                              380,250          172,926         1,025,839          459,594
        Depreciation and amortization                                    26,008            9,570            72,645           32,352
        Selling, administrative and general expense                      34,820           16,664            85,908           50,566
        Special charge                                                     --             88,910              --             88,910
                                                                    -----------      -----------       -----------      -----------

                                                                        441,078          288,070         1,184,392          631,422
                                                                    -----------      -----------       -----------      -----------

Operating Income (Loss)                                                  18,485         (143,458)           43,704         (244,705)
-----------------------

        Interest expense on debt                                         23,415            7,594            54,742           21,025
        Other income                                                     42,492           10,457            71,870           14,625
                                                                    -----------      -----------       -----------      -----------

Income (Loss) Before Taxes And Extraordinary Item                        37,562         (140,595)           60,832         (251,105)
-------------------------------------------------

        Tax provision (benefit)                                          15,779          (49,208)           23,895          (87,887)
                                                                    -----------      -----------       -----------      -----------

Income (Loss) Before Extraordinary Item                                  21,783          (91,387)           36,937         (163,218)
---------------------------------------

        Extraordinary income-net of tax                                   2,240             --               2,240             --
                                                                    -----------      -----------       -----------      -----------

Net Income (Loss)                                                        24,023          (91,387)           39,177         (163,218)
-----------------

Dividend requirement for  Preferred Stock                                 5,152            5,152            15,456           15,505
                                                                    -----------      -----------       -----------      -----------

Net Income (Loss) Available To Common Stock                         $    18,871      $   (96,539)      $    23,721      $  (178,723)
-------------------------------------------                         ===========      ===========       ===========      ===========


        Basic Income (Loss) Per Share Of
             Common Stock

        Income (loss) before extraordinary item                     $       .91      $     (4.49)      $      1.17      $     (7.84)
        Extraordinary item - net of tax                                     .12             --                 .12             --
                                                                    -----------      -----------       -----------      -----------

             Net income (loss) per share                            $      1.03      $     (4.49)      $      1.29      $     (7.84)
                                                                    ===========      ===========       ===========      ===========

        Income (Loss) Per Share Of
             Common Stock-Assuming Dilution

        Income (loss) before extraordinary item                     $       .61      $     (4.49)      $      1.03      $     (7.84)
        Extraordinary item - net of tax                                     .07             --                 .06             --
                                                                    -----------      -----------       -----------      -----------

             Net income (loss) per share -                          $       .68      $     (4.49)      $      1.09      $     (7.84)
                   assuming dilution                                ===========      ===========       ===========      ===========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                                                   Sept. 30,           December 31,
                                                                                     1998                  1997
                                                                                   ---------           ------------
                                                                                 (Dollars and shares in thousands)
                                                                                 (Unaudited)
ASSETS
Current Assets:
        Cash and cash equivalents                                                 $    10,565        $     1,002
        Short term investments                                                        484,368            581,550
        Trade receivables - net                                                       130,291             44,993
        Inventories:
             Finished and semi-finished products                                      399,048            178,450
             Raw materials                                                             86,123            103,735
             Other materials and supplies                                              26,290             19,811
             Excess of LIFO over current cost                                         (18,985)           (17,239)
                                                                                  -----------       ------------
                                                                                      492,476            284,757

        Other current assets                                                           20,140             26,581
                                                                                  -----------       ------------
                                   Total current assets                             1,137,840            938,883

Property, plant and equipment at cost, less
        accumulated depreciation and amortization                                     827,670            738,660
Deferred income taxes                                                                 113,808            196,966
Prepaid pension cost                                                                   45,378             76,714
Intangibles, net of amortization                                                      288,884               --
Other non-current assets                                                              151,283            119,180
                                                                                  -----------       ------------
                                                                                  $ 2,564,863       $  2,070,403
                                                                                  ===========       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                                            $   163,963        $   123,872
        Short-term borrowings                                                         352,779            366,418
        Deferred income taxes - current                                                72,856             32,196
        Other current liabilities                                                     142,269             86,559
        Long-term debt due in one year                                                    616                466
                                                                                  -----------       ------------
                                   Total current liabilities                          732,483            609,511

Long-term debt                                                                        896,783            350,453
Pension liability                                                                        --              166,652
Other employee benefit liabilities                                                    424,218            427,124
Other liabilities                                                                      53,876             49,979
                                                                                  -----------       ------------
                                                                                    2,107,360          1,603,719
                                                                                  -----------       ------------
Redeemable Common Stock - 302 shares
        and 360 shares                                                                  3,704              4,808
                                                                                  -----------       ------------

Stockholders' Equity:
        Preferred Stock $.10 par value -
             5,883 shares                                                                 589                589
        Common Stock - $.01 par value -
             17,782 shares and 19,074 shares                                              178                193
        Accumulated other
             comprehensive income                                                       8,013             24,237
        Additional paid-in capital                                                    585,413            602,657
        Accumulated (deficit) earnings                                               (139,861)          (163,582)
                                                                                  -----------       ------------
                                                                                      454,332            464,094
Less treasury stock - 42 shares and 205 shares                                           (533)            (2,218)
                                                                                  -----------       ------------
Total stockholders' equity                                                            453,799            461,876
                                                                                  -----------       ------------

                                                                                  $ 2,564,863       $  2,070,403
                                                                                  ===========       ============

See notes to consolidated financial statements

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended Sept. 30,
                                                                                                ---------------------------
                                                                                                1998                 1997
                                                                                                ----                 ----
                                                                                                  (Dollars in thousands)
Cash flows from operating activities:
        Net income (loss)                                                                   $  39,177            $(163,218)
        Non cash income and expenses:
             Depreciation and amortization                                                     72,645               32,599
             Other postemployment benefits                                                     (4,575)              (1,390)
             Income taxes                                                                      16,957              (88,246)
             Gain on sale of assets                                                              --                    835
             Equity income in affiliated companies                                             (5,238)               1,191
             Pension expense                                                                    8,157                3,655
             Special charges, net of current portion                                             --                 57,459
             Minority interest                                                                    730                 --
             Gain on early debt retirement                                                     (2,240)                --
        Decrease (increase) in working capital elements,
                   net of effect of acquisition
             Trade receivables                                                                (40,226)              (2,842)
             Trade receivables sold                                                            26,000                3,500
             Inventories                                                                      (30,167)             (68,667)
             Other current assets                                                              29,378                2,204
             Trade payables                                                                    (8,524)              42,623
             Other current liabilities                                                         24,038               29,863
             Short term investments(trading)                                                   66,160              (54,878)
             Trading account borrowings                                                         9,555              190,279
        Other items - net                                                                      (3,634)              (3,660)
                                                                                            ---------            ---------
             Net cash provided by (used in) operating activities                              198,193              (18,693)
                                                                                            ---------            ---------

Cash flows from investing activities:
        Short term investments-available for sale                                             (34,132)             (32,430)
        Plant additions and improvements                                                      (32,520)             (19,323)
        Investment in affiliates                                                               (8,335)              (5,450)
        Acquisition of Handy & Harman, net of cash                                           (366,147)                --
        Dividends from affiliates                                                               5,000                2,500
        Proceeds from sale of property                                                            163                1,217
                                                                                            ---------            ---------
             Net cash used in investing activities                                           (435,971)             (53,486)
                                                                                            ---------            ---------

Cash flows from financing activities:
        Long term debt proceeds, net of issuance cost                                         561,968                 --
        Gain on early debt retirement                                                           4,779                 --
        Payments on long-term borrowings                                                     (263,890)              (2,199)
        Minority interest                                                                        (675)                --
        Short term borrowings (payments)                                                      (23,194)              95,618
        Preferred stock retirement                                                               --                 (9,839)
        Common stock purchased                                                                (17,765)             (38,876)
        Letter of credit collateralization                                                      1,220                8,999
        Preferred stock dividends paid                                                        (15,456)             (15,505)
        All other                                                                                 354                  722
                                                                                            ---------            ---------
             Net cash provided by financing activities                                        247,341               38,920
                                                                                            ---------            ---------

Increase (decrease) in cash and
        cash equivalents                                                                        9,563              (33,259)

Cash and cash equivalents
        at beginning of period                                                                  1,002               35,020
                                                                                            ---------            ---------

Cash and cash equivalents
        at end of period                                                                    $  10,565            $   1,761
                                                                                            =========            =========

   See notes to consolidated financial statements.

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

                 The consolidated balance sheet as of September 30, 1998, the consolidated statement of operations for the three and nine month periods ended September 30, 1998 and 1997, and the consolidated statement of cash flows for the nine month periods ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position at September 30, 1998 and the results of operations and changes in cash flows for the periods presented have been made.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's and that of its recently acquired subsidiary Handy & Harman's audited consolidated financial statements for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

NOTE 1 - HANDY & HARMAN ACQUISITION

                 On April 13, 1998, the Company completed the acquisition of Handy & Harman and merged it with a wholly-owned subsidiary of the Company (the "Merger"). The acquisition was accounted for as a purchase business combination in accordance with APB 16. Accordingly, the assets and liabilities of Handy & Harman have been adjusted to reflect their relative fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a period of 40 years. The Company financed the transaction through cash on hand and a private placement of debt securities of the Company.

                 The following pro forma disclosure is presented as if the Handy & Harman acquisition had occurred on January 1 of the respective periods.

                                                            Nine Months Ended Sept. 30,
                                                            ---------------------------
                                                         1998                       1997
                                                         ----                       ----
                                                           (in thousands, except per share)
                 Revenue                            $1,348,428                  $722,735
                 Net income (loss)                      36,283                  (176,549)
                 Basic income (loss) per share:           1.13                     (8.43)
                 Diluted income (loss) per share:         1.01                     (8.43)

        The results of Handy & Harman included in the pro forma have been adjusted to exclude merger related transaction costs.

NOTE 2 - 10 1/2% SENIOR NOTES

                 On April 7, 1998, the Company closed a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of Handy & Harman and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended. During the third quarter of 1998, the Company purchased and retired $48 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in a $2.4 million gain, net of tax.

NOTE 3 - EARNINGS PER SHARE

                 The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. In the computation of diluted earnings per common share in the third quarter of 1997 and the nine month period of 1997, the conversion of preferred stock and redeemable common stock and exercise of options and warrants would have had an anti-dilutive effect. A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                           For The Quarter Ended Sept. 30, 1998    For The Nine Months Ended Sept. 30, 1998
                                           ------------------------------------    ----------------------------------------
                                             Income       Shares      Per-Share      Income        Shares      Per-share
                                           (Numerator) (Denominator)    Amount     (Numerator)  (Denominator)   Amount
                                           --------------------------------------------------------------------------------
Income before extraordinary item              $21,783                                $36,937
Less: Preferred stock dividends                 5,152                                 15,456
                                               ------                                 ------

BASIC EPS
     Income available to
       common stockholders                     16,631      18,236      $0.91          21,481       18,413       $1.17

EFFECT OF DILUTIVE SECURITIES
     OPTIONS                                                  453                                     559
     Convertible preferred stock                5,152      16,506                     15,456       16,506
     Redeemable common stock                                  302                                     302

DILUTED EPS
     Income available to common
      stockholders + assumed conversions      -------      ------      -----         -------       ------       -----
                                              $21,783      35,497      $0.61         $36,937       35,780       $1.03
                                              =======      ======      =====         =======       ======       =====




                                           For The Quarter Ended Sept. 30, 1997    For The Nine Months Ended Sept. 30, 1997
                                           ------------------------------------    ----------------------------------------
                                             Income       Shares      Per-Share      Income        Shares      Per-share
                                           (Numerator) (Denominator)    Amount     (Numerator)  (Denominator)   Amount
                                           --------------------------------------------------------------------------------
Income before extraordinary item               $(91,387)                            $(163,218)
Less: Preferred stock dividends                   5,152                                15,505

BASIC AND DILUTED EPS
     Income available to
       common stockholders                     ---------   ------      -------      ----------    ------      -------
                                               $(96,539)   21,513      $(4.49)      $(178,723)    22,792      $(7.84)
                                               =========   ======      =======      ==========    ======      =======


                 Outstanding stock options granted to officers, directors, key employees and others totaled 4.6 million shares of Common Stock at September 30, 1998.

REDEEMABLE COMMON STOCK

                  Certain  present and former  employees of the Company have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of September 30, 1998 redeemable common stock outstanding totaled 301,799 shares.

NOTE 4 - COMPREHENSIVE INCOME

                  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's third quarter 1998 comprehensive income of $24.6 million consists of net income of $24.0 million and other comprehensive income of $.6 million, net of tax related to an unrealized gain on available-for-sale securities and foreign exchange translation adjustment. The comprehensive loss for the comparable period in 1997 of $83.9 million consists of net loss of $91.4 million and other comprehensive income of $7.5 million, net of tax related to an unrealized gain on available-for-sale securities.

NOTE 5 - SHORT TERM INVESTMENTS

                 Net unrealized holding gains or losses on trading securities included in net income for the third quarter of 1998 and 1997 were a loss of $7.2 million and a gain of $4.7 million, respectively.

NOTE 6 - SALES OF RECEIVABLES

                  Accounts receivable at September 30, 1998 and 1997 exclude $95.0 million and $48.5 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from 6.1375% to 8.5% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

NOTE 7 - REVOLVING CREDIT FACILITY

                  In December 1995 Wheeling-Pittsburgh Steel Corporation ("WPSC") entered into a Second Amended and Restated Revolving Credit Facility ("WPSC Revolving Credit Facility") with Citibank, N.A. as agent. The WPSC Revolving Credit Facility, as amended, provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit, and expires May 3, 1999. Borrowings outstanding against the WPSC Revolving Credit Facility at September 30, 1998 totaled $67.2 million. Letters of credit outstanding under the WPSC Revolving Credit Facility were $8.7 million at September 30, 1998.

                  In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At September 30, 1998 letters of credit totaling $8.1 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

NOTE 8 - HANDY & HARMAN REFINANCING

                  On July 30, 1998 Handy & Harman entered into a $300 million Senior Secured Credit facility (the "Facilities") with Citibank, N.A. as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million 6-year Delayed Draw Term Loan Facility, (iii) a $50 million 6-year Term Loan A Facility, and (iv) a $125 million 8-year Term Loan B Facility. Interest under the Facilities is calculated at a rate determined either using (i) the Citibank prime rate or (ii) the LIBOR Rate, plus the Applicable Margin in effect from time to time. Applicable Margin means a percentage per annum determined by reference to the Total Leverage Ratio of Handy & Harman. The rates in effect until December 31, 1998 are (a) in the case of the Term A Facility, the Delayed Draw Facility and the Revolving Credit Facility calculated at LIBOR + 1.75% and (b) in the case of the Term B facility, calculated at LIBOR + 2.50%. Borrowings under the Facilities are secured by the pledge of 100% of the capital stock of all of Handy & Harman's active U.S. subsidiaries and 65% of the stock of Handy & Harman's non-U.S. subsidiaries. In addition Handy & Harman has provided a perfected first priority lien on and security interest in substantially all the assets of Handy & Harman and its active subsidiaries. The Facilities have certain financial covenants restricting indebtedness, liens and distributions. The Company has entered into a cancelable interest-rate swap to convert $125 million of its variable-rate debt to a fixed rate with Citibank, N.A. New York. The fixed rate is 4.53 percent, effective January 4, 1999, with a termination date of January 5, 2004; PROVIDED, HOWEVER, Citibank may designate July 5, 2000 as the termination date. Borrowings outstanding under the Facilities at September 30, 1998 totaled $240.5 million.

NOTE 9 - MERGER OF PENSION PLANS

                  In May 1998 WHX completed the merger of its pension plan with the pension plans of its wholly owned Handy & Harman subsidiary. Under the terms of the merged WHX Pension Plan there is a series of benefit structures, which essentially continue the various pension plans for employees of the WPSC and H&H pension plans as they existed before the mergers.

                  At the time of the merger of the pension plans, the assets in the Handy & Harman pension plans exceeded the plans' liabilities by approximately $155 million. At that time, the liabilities of the WHX pension plans exceeded their assets by approximately $150 million. The pension plan merger thus eliminates both the underfunding in the WHX Pension Plan and WHX's balance sheet liability and will materially reduce WHX's net periodic pension expense in future periods. Furthermore, based on WHX's current actuarial assumptions, the merged pension plan is expected to be fully funded for several years according to the Internal Revenue Code. The merger therefore eliminates approximately $135 million of future cash funding obligations of WHX over the next four years.

NOTE 10 - CONTINGENCIES

ENVIRONMENTAL MATTERS

                  WPSC has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with the Buckeye reclamation will be between $3.0 million and $4.0 million. At six other sites (MIDC Glassport, United Scrap Lead, Tex-Tin, Breslube Penn, Four County Landfill and Beazor) the Company estimates costs to aggregate up to $700,000. The Company is currently funding its share of remediation costs.

                  The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $6.8 million, $12.4 million and $6.5 million for 1996, 1997 and the nine months ended September 30, 1998, respectively. The Company anticipates spending approximately $27.6 million in the aggregate on major environmental compliance projects through the year 2000, estimated to be spent as follows: $10.5 million in 1998, $13.2 million in 1999 and $3.9 million in 2000. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                  Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and $12.7 million at September 30, 1998. As new information becomes available, including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

PART I

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

            On March 31, 1998, the Company announced that it had entered into a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The closing on the private placement of 10 1/2% Senior
Notes occurred April 7, 1998. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of Handy & Harman ("H&H")and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended (the "Securities Act").

            On April 13, 1998 the Company completed the acquisition of H&H and merged it with a wholly-owned subsidiary of the Company. The transaction has a total value of approximately $651.4 million, including the assumption of approximately $229.6 million in debt. The Company financed the transaction through cash on hand and the private placement of $350.0 million of 10 1/2% Senior Notes of the Company.

            WPSC announced on September 30, 1998 that it is actively supporting the "Stand Up for Steel" Campaign initiated by the United Steel Workers of America and other steel producers. The campaign is aimed at creating governmental action against dumping foreign steel at prices below the cost of production.

            On October 27, 1998 WPSC also filed suit against 15 Japanese and Russian steel producers and trading companies, alleging that they are selling hot-rolled steel to WPSC's customers in Ohio below the cost of production and are causing the Company irreparable harm. The suit seeks to have the defendant companies immediately enjoined from selling or otherwise providing hot-rolled steel manufactured in Russia or Japan below its cost of production and delivery to the Ohio market. It asked for accelerated handling of the complaint by the Belmont County Common Pleas Court. The defendant companies have filed a Notice of Removal removing the action from the Common Pleas Court to the United States District Court for the Southern District of Ohio. WPSC has filed a motion to remand the action to the Common Pleas Court. The notion is currently pending.

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

RESULTS OF OPERATIONS

            Net sales for the third quarter of 1998 were $459.6 million as compared to $144.6 million in the third quarter of 1997. Sales increased primarily due to (i) the return to pre-strike levels of sales for WPSC's operations compared to the third quarter of 1997, which earlier period reflects the effect of the strike by the United Steel Workers of America and (ii) the acquisition of H&H.

            Operating costs for the third quarter of 1998 increased to $441.1 million from $199.2 million, excluding the special charge, in the 1997 third quarter. The increase in operating costs reflects the increased volume of raw steel production at WPSC's operations, which were idled throughout much of 1997 due to the strike, and the inclusion of H&H operations in the third quarter. Third quarter costs include $4.5 million related principally to physical inventory adjustments. Also, WPSC experienced lower pension expense in the third quarter of 1998 as a result of the merger of the H&H and WPSC pension plans.

            Depreciation and amortization expense increased $16.4 million to $26.0 million in the third quarter of 1998 from $9.6 million in the comparable period in 1997, due to the effects of the strike on production in the third quarter of 1997 and the inclusion of H&H. Amortization increased $2.0 reflecting the goodwill acquired in the H&H acquisition. There was no amortization of goodwill for H&H in the third quarter of 1997.

            Selling, administrative and general expense for the third quarter of 1998 increased $18.1 million to $34.8 million from $16.7 million in the comparable period in 1997 due primarily to the acquisition of H&H in the second quarter 1998.

            In the third quarter of 1997 the Company recorded a special charge of $88.9 million related to the new labor agreement. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses and special assistance payments and other employee benefits totaling $6.7 million.

            Interest expense for the third quarter 1998 increased $15.8 million to $23.4 million from the comparable period in 1997 reflecting the acquisition debt issued in connection with the purchase of H&H as well as the assumption and refinancing of H&H outstanding indebtedness.

            Other income increased $32.0 million to $42.5 million in the third quarter of 1998, compared to $10.5 million in the 1997 third quarter. The increase is due primarily to realized gains on short-term investments as well as increased equity income on joint venture operations. WPN Corp. was granted a bonus of $3.75 million for its performance related to its management of the Company's short-term investments.

            Income before extraordinary items for the 1998 third quarter totaled $21.8 million, or $0.91 per share of common stock after preferred stock dividends. The extraordinary income of $3.4 million ($2.2 million, net of tax) or $0.12 per share of common stock reflects the gain on early debt retirement of $48 million of 10 1/2% Senior Notes. The 1997 third quarter net loss totaled $91.4 million, or a loss of $4.49 per share of common stock after preferred stock dividends.

            Net sales for the first nine months of 1998 totaled $1.2 billion compared to the first nine months 1997 net sales of $386.7 million. The increase is due to the H&H acquisition and the strike related impact on the nine month 1997 sales of WPSC.

            Operating costs for the first nine months of 1998 increased to $1.2 billion from $542.5 million in 1997's first nine months. The increase in operating costs reflects the increased volume of raw steel production at WPSC's operations, which were idled throughout much of 1997 due to the strike, and the inclusion of H&H operations in the third quarter. Also, WPSC experienced lower pension expense due to the merger of the H&H and WPSC pension plans.

            Depreciation and amortization expense increased $40.2 million to $72.6 million in the first nine months of 1998 from $32.4 million in the comparable period of 1997 due to the effects of the strike on production in the first nine months of 1997 and the inclusion of H&H. Amortization increased $3.7 million reflecting the goodwill acquired in the second quarter acquisition of H&H.

            Selling, administrative and general expense for the first nine months of 1998 increased $35.3 million to $85.9 million from $50.6 million in the comparable period of 1997 due primarily to the acquisition of H&H in the second quarter 1998. WPN's annual management fee was increased by $750,000 as a result of the H&H acquisition.

            In the third quarter of 1997 the Company recorded a special charge of $88.9 million related to the new labor agreement for WPSC. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses, and special assistance payments and other employee benefits totaling $6.7 million.

            Interest expense for the first nine months of 1998 increased $33.7 million to $54.7 million from the comparable period in 1997 reflecting the acquisition debt issued for the purchase of H&H as well as the assumption of H&H outstanding indebtedness.

            Other income increased $57.3 million to $71.9 million in the first nine months of 1998, compared to income of $14.6 million in the first nine months of 1997. The increase is primarily due to realized gains on short-term investments, and includes increased equity income on joint venture operations.

            The 1998 first nine month tax provision reflects an estimated annual effective tax rate of 39%, as compared to 35% in 1997.

            Income before extraordinary items in the first nine months of 1998 totaled $36.9 million, or $1.17 per share of common stock after preferred stock dividends. The extraordinary income of $3.4 million ($2.2 million net of tax) reflects the gain on early debt retirement of $48 million of the 10 1/2% Senior Notes. The 1997 first nine month net loss totaled $163.2 million, or a loss of $7.84 per share of common stock after preferred stock dividends.

FINANCIAL POSITION

            Net cash flow provided by operating activities for the first nine months of 1998 totaled $198.2 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $75.7 million of funds in the 1998 first nine months. Working capital accounts (excluding cash, short term investments, short-term borrowings and current maturities of long term debt) provided $.5 million of funds. Accounts receivable increased by $40.2 million (excluding a $26.0 million sale of trade receivables under the WPSC Receivables Facility), and other current liabilities increased $24.0 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $492.5 million at September 30, 1998, an increase of $207.7 million from December 31, 1997 reflecting the acquisition of H&H. The increase in accounts receivable is due to increased shipments at WPSC and the inclusion of H&H.

            In the first nine month period of 1998, $32.5 million was spent on capital improvements including $6.5 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain, and where necessary, upgrade operating facilities to remain competitive and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years, will approximate depreciation expense and represent a material use of operating funds.

            On July 30, 1998 Handy & Harman  entered into a $300 million  Senior
Secured Credit facility (the "Facilities") with Citibank, N.A. as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility,
(ii) a $25 million 6-year Delayed Draw Term Loan Facility, (iii) a $50 million 6-year Term Loan A Facility, and (iv) a $125 million 8-year Term Loan B Facility. Interest under the Facilities is calculated at a rate determined either using (i) the Citibank prime rate or (ii) LIBOR, plus the Applicable Margin in effect from time to time. Applicable Margin means a percentage per annum determined by reference to the total leverage ratio of Handy & Harman. The rates in effect until December 31, 1998 are (a) in the case of the Term A
Facility,   the  Delayed  Draw  Facility  and  the  Revolving  Credit  Facility,
calculated at LIBOR + 1.75% and (b) in the case of the Term B facility, calculated at LIBOR + 2.50%. Borrowings under the Facilities are secured by the pledge of 100% of the capital stock of all H&H's active U.S. subsidiaries and 65% of the stock of H&H's non-U.S. subsidiaries. In addition, Handy & Harman provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries. The Facilities have certain financial covenants restricting indebtedness, liens and distributions. In addition, the Facilities required H&H to procure an interest rate hedge agreement covering a notional amount of not less than $125 million for a period of no less than three years. H&H has entered into a cancelable interest-rate swap to convert $125 million of its variable-rate debt to a fixed rate with Citibank, N.A. New York. The fixed rate is 4.53 percent, effective January 4, 1999, with a termination date of January 5, 2004; provided however Citibank may designate July 5, 2000 as the termination date. The Facilities replaced H&H's $125 million Senior Notes due 2004 and its unsecured Revolving Credit Facility.

            On April 7, 1998, the Company closed a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of H&H and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act. During the third quarter of 1998, the Company purchased $48.0 million aggregate principal amount of 10 1/2% Senior Notes in the open market for $43.2 million.

            In November 1997, Wheeling-Pittsburgh Corporation, a wholly owned subsidiary of the Company, ("WPC") issued $275.0 million principal amount of 9 1/4% Senior Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 9 1/4% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act.

            In November 1997 WPC also entered into a Term Loan Agreement with DLJ Capital Funding, Inc., as syndication agent, pursuant to which the Company borrowed $75.0 million. The Term Loan Agreement matures on November 15, 2006. Amounts outstanding under the Term Loan Agreement bear interest at either (i) the Alternate Base Rate (as defined therein) plus 2.25% or (ii) the LIBOR (as defined therein) plus 3.25%, determined at the Company's option. WPC's obligations under the Term Loan Agreement will be guaranteed by WPC's then outstanding present and future operating subsidiaries.

            The proceeds from the 9 1/4% Senior Notes and the Term Loan Agreement were used to defease $266.2 million of 9d% Senior Secured Notes due 2003 and to pay down borrowings under the WPSC Revolving Credit Facility. Borrowings outstanding against the WPSC Revolving Credit Facility at September 30, 1998 totaled $67.2 million. Letters of credit outstanding under the WPSC Revolving Credit Facility were $8.7 million at September 30, 1998.

            In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At September 30, 1998 letters of credit totaling $8.1 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

            In May, 1998 WHX completed the merger of its pension plan with the pension plan of its wholly owned H&H subsidiary. Under the terms of the merged WHX Pension Plan, there are a series of benefit structures, which essentially continue the various pension plans for employees of the WPSC and H&H plans as they existed before the merger.

            At the time of the merger of the pension plans, the assets in the Handy & Harman pension plans exceeded the plans' liabilities by approximately $155 million. At that time, the liabilities of the WHX pension plan exceeded their assets by approximately $150 million. The pension plan merger thus eliminates both the underfunding in the WHX pension plan and the Company's balance sheet liability and will materially reduce the Company's net periodic pension expense in future periods. Furthermore, based on the Company's current actuarial assumptions, the merged pension plan is expected to be fully funded for several years according to the Internal Revenue Code. The merger therefore eliminates approximately $135 million of future cash funding obligations of the Company over the next four years.

            In the first nine months of 1998 the Company repurchased 1.5 million shares of Common Stock for $17.8 million. The Company may, from time to time, continue to purchase additional shares of Common Stock and Preferred Stock.

LIQUIDITY

            As of September 30, 1998, the Company had cash and short-term investments, net of related investment borrowings, of $209.9 million. During the third quarter of 1998, the Company purchased $48.0 million aggregate principal amount of its 10 1/2% Senior Notes due 2005 in the open market.

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

            The Company announced on October 5, 1998 that it had purchased approximately 2.2 million shares of stock, a 9.9 percent stake, in Global Industrial Technologies Inc. ("Global") for $14.9 million. Global is a Dallas-based industrial tool and special equipment products company.

YEAR 2000 PROJECT

            WHX's company wide Year 2000 Project is proceeding on schedule. The project addresses all aspects of computing in the company including mainframe systems, external data interfaces to customers, suppliers, banks and government, mainframe controlling software, voice and data systems, internal networks and personal computers, plant process control systems, building controls, and in addition surveying major suppliers and customers to assure their readiness.

            Mainframe business systems are anticipated to be Year 2000 compliant by the end of 1998; external data interfaces, mainframe software, voice and data systems and internal networks and personal computers are anticipated to be Year 2000 compliant by the end of the first quarter of 1999; process control systems are anticipated to be compliant by the end of the second quarter of 1999. Building controls are Year 2000 compliant at this time. Supplier and customer survey's are 25% complete at this time and completion is expected by the end of the second quarter of 1999.

            The total costs associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Year 2000 Project is $3.0 million. The total amount expended on the project through October 1998 is $2.3 million. Funds are being provided to the project through departmental expenses budgeted for at the beginning of this project.

            Failure to correct a Year 2000 problem could result in an interruption of certain normal business activities or operations. The Year 2000 project is expected to eliminate any issues that would cause such an interruption. The Company believes that the implementation of the Year 2000 project changes will minimize any interruptions. The Company is currently in the process of developing contingency plans regarding component failure of any Year 2000 non-compliant segment of the business.

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

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS133). This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in the past. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.

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

Item      6.(a)       EXHIBITS

                      27 Financial Data Schedule

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



November 13, 1998