Form 10-K405
period 1998-12-31
WHX CORP
filed 1999-03-22
CIK 106618

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by non-affiliates of the Registrant as of March 1, 1999 was $126.9 million, which value, solely for the purposes of this calculation excludes shares held by Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of March 18, 1999 was 16,976,968, including 296,962 shares of redeemable Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 1998 annual meeting of stockholders Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

  WHX Corporation

     WHX Corporation (WHX or the Company) is a holding company formed in July 1994 to acquire and operate a diverse group of businesses on a decentralized basis. The Company's steel related businesses are Wheeling-Pittsburgh Corporation (WPC), a vertically integrated manufacturer of value-added flat rolled steel products; and Unimast Incorporated (Unimast), a leading manufacturer of steel framing and other products for commercial and residential construction. The Company's other business segment is Handy & Harman (H&H), a diversified industrial manufacturing company whose business units encompass: (i) manufacturing and selling of metal wire, cable and tubing products -- primarily stainless steel and specialty alloys; (ii) manufacturing and selling of precious metals products and precision electroplated materials and molded parts; and
(iii) manufacturing and selling of other specialty products supplied to roofing, construction, do-it-yourself, natural gas, electric and water industries.

STEEL AND RELATED BUSINESSES

  Wheeling-Pittsburgh Corporation

     WPC is a vertically integrated manufacturer of predominately value-added flat rolled steel products. WPC sells a broad array of value-added products, including cold rolled steel, tin and zinc-coated steels and fabricated steel products. WPC's products are sold to the construction industry, steel service centers, converters, processors, and the container and appliance industries.

     WPC believes that it is one of the low cost domestic flat rolled steel producers. WPC's low cost structure is the result of: (i) the restructuring of its work rules and staffing requirements under its five-year labor agreement which settled a ten-month strike in 1997; (ii) the strategic balance between its basic steel operations and its finishing and fabricating facilities; and (iii) its efficient production of low cost, high quality metallurgical coke.

     WPC believes that its 1997 labor agreement is one of the most flexible in the industry. The new work rule package affords WPC substantially greater flexibility in reducing its overall workforce and assigning and scheduling work, thereby reducing costs and increasing efficiency. Furthermore, WPC has achieved pre-strike steel production levels with approximately 850 fewer employees (a reduction of approximately 20% in its hourly workforce).

  Unimast

     In March 1995, the Company acquired Unimast, a leading manufacturer of steel framing and related accessories for commercial and residential building construction. Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories.

HANDY & HARMAN

     WHX acquired H&H in April 1998. H&H's business groups are: (i) manufacturing and selling of metal wire, cable and tubing products, primarily stainless steel and specialty alloy; (ii) manufacturing and selling of precious metals products and precision electroplated materials and molded parts; and
(iii) manufacturing and selling of other specialty products supplied to roofing, construction, do-it-yourself, natural gas, electric, and water industries. H&H's products are sold to industrial users in a wide range of applications which include the electric, electronic, automotive original equipment, computer equipment, oil and other energy related, refrigeration, construction, utility, telecommunications and medical industries.

BUSINESS STRATEGY

     WHX's business strategy is to enhance the growth and profitability of each of its businesses and to build upon the strengths of those businesses through product line and other strategic acquisitions. Key elements of this strategy have been the expansion of downstream operations, reorganization of acquired businesses and facilities expansion.

     WPC continues to improve its cost structure and enhance productivity through job eliminations (850 positions were eliminated in 1997, approximately 20% of its pre-strike hourly workforce) and capital expenditures, upgrading and modernizing its steelmaking facilities.

     WPC will continue to expand production of value-added products, principally through growth of fabricated products, and its emphasis on joint ventures, such as Wheeling-Nisshin, Inc. (Wheeling-Nisshin) and Ohio Coatings Company (OCC).

     H&H will continue to focus on niche markets for high margin products and innovative technology, while seeking growth through strategic acquisitions.

     H&H's business strategy is designed to limit exposure to lower margin, capital intensive businesses while increasing focus on higher margin strategic businesses. In the mid-nineties, H&H exited its commodity automotive OEM and precious metal refining businesses, and with its strong brand name and customer recognition expanded in specialty metals and materials product markets. H&H will also continue to focus on its materials engineering expertise to expand production of higher value-added products.

     H&H has pursued an acquisition strategy designed to: (i) enhance its offerings of higher-value added products; (ii) leverage its technological capabilities; and (iii) expand its customer base. In September 1994, H&H acquired Sumco, Inc., a precision electroplating company, which does electroplating of electronic connector and connector stock for the automotive, telecommunications, electronic and computer industries. In June 1996, H&H acquired ele Corporation, which provides value-added reel-to-reel molding capabilities appropriate for the semiconductor lead frame and sensor marketplace. In February 1997 H&H completed the acquisition of Olympic Manufacturing Group, Inc., the leading domestic manufacturer and supplier of fasteners for the commercial roofing industry.

     Unimast will continue to expand the breadth and depth of its product offerings and the geographic markets it serves, by both internal growth and acquisitions. In 1998, Unimast expanded its business through the acquisition of Clinch-On, a manufacturer of steel cornerbead and trim serving the non-residential and residential construction markets.

PRODUCTS AND PRODUCT MIX

  Steel and Related Businesses -- WPC and Unimast

     The table below reflects the historical product mix of WPC's and Unimast's shipments, expressed as a percentage of tons shipped. Increases in the percentage of higher value products have been realized during the 1990's as (i) fabricated products operations were expanded, (ii) Wheeling-Nisshin's second coating line increased its requirements of cold-rolled coils from WPC, and (iii) the Company's acquisition of Unimast in March 1995. In addition, the OCC joint venture should enable the Company to increase tin mill product shipments in 1999 up to an additional 92,000 tons compared to 1998 levels.

                                                                  HISTORICAL PRODUCT MIX
                                                     ------------------------------------------------
                                                                  YEAR ENDED DECEMBER 31
                                                     ------------------------------------------------
                                                      1994      1995     1996(1)    1997(1)     1998
                                                     ------    ------    -------    -------    ------
PRODUCT CATEGORY:
Higher Value-Added Products:
  Cold Rolled Products -- Trade....................    10.5%      7.5%      7.6%       4.5%       9.9%
  Cold Rolled Products --
     Wheeling-Nisshin..............................    17.3      17.9      15.6        6.2       17.2
  Coated Products..................................    21.7      20.3      18.7        9.0       14.0
  Tin Mill Products................................     7.2       6.7       7.0        2.6        6.5
  Fabricated Products..............................    11.9      14.1      16.6       31.3       14.1
  Unimast(2).......................................      --       5.2       8.4       20.7       11.2
                                                     ------    ------    ------     ------     ------
Higher Value-Added Products as a percentage of
  total shipments..................................    68.6%     71.7%     73.9%      74.3%      72.9%
Hot Rolled Products................................    31.4%     28.3%     26.1%      16.0%      26.8%
Semi-Finished......................................      --        --        --        9.7        0.3
                                                     ------    ------    ------     ------     ------
          Total....................................   100.0%    100.0%    100.0%     100.0%     100.0%
                                                     ======    ======    ======     ======     ======
AVERAGE NET SALES PER TON..........................  $  498    $  543    $  544     $  606     $  524

---------------
(1) The allocation among product categories was affected by the strike.

(2) Reclassified for comparability.

  WPC

     Products produced by WPC are described below. These products are sold directly to third party customers and Unimast, and to Wheeling-Nisshin and OCC pursuant to long-term supply agreements.

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

     TIN MILL PRODUCTS. Tin mill products consist of backplate and tin-plate. Backplate is a cold rolled substrate (uncoated), the thickness of which is less than .0142 inches. While the majority of WPC's sales of these products is concentrated in container markets, WPC also markets products for automotive applications, such as oil filters and gaskets. WPC has phased out its tin mill facilities and produces all of its tin coated products through OCC. OCC's $69 million tin coating mill, which commenced commercial operations in January 1997, has a nominal annual capacity of 250,000 net tons. WPC will supply up to 230,000 tons of the substrate requirements of the joint venture subject to quality requirements and competitive pricing.

     HOT ROLLED PRODUCTS. Hot rolled coils represent the least processed of WPC's finished goods. Hot rolled black or pickled (acid cleaned) coils are sold to a variety of consumers such as converters/processors, steel service centers and the appliance industries.

     FABRICATED PRODUCTS. Fabricated products consist of cold rolled or coated products further processed mainly via roll forming and sold in the construction, highway, and agricultural products industries.

        Construction Products. Construction products consist of roll-formed sheets, which are utilized in sectors of the non-residential building market such as commercial, institutional and manufacturing. They are classified into three basic categories: roof deck; form deck; and composite floor deck.

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

  Unimast

     In March 1995, WHX acquired Unimast, a leading manufacturer of steel framing and related accessories for residential and commercial building construction with shipments of approximately 219,000 tons of steel products in 1997 and 276,000 tons in 1998. Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories, providing WPC an additional outlet for some portion of its steel products. Unimast has facilities in Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia; Baytown, Texas; Boonton, New Jersey; New Brighton, Minnesota; Brooksville, Florida; Goodyear, Arizona and East Chicago, Indiana.

     In January 1998 Unimast expanded its business through the acquisition of Clinch-On, a manufacturer of steel cornerbead and trims for both the non-residential and residential construction markets with approximately 14,000 tons annual capacity.

  Wheeling-Nisshin

     WPC owns a 35.7% equity interest in Wheeling-Nisshin, which is a joint venture between WPC and Nisshin Holding, Incorporated, a wholly-owned subsidiary of Nisshin Steel Co., LTD., ("Nisshin"). Wheeling-Nisshin is a state-of-the-art processing facility located in Follansbee, West Virginia which produces among the lightest gauge galvanized steel products available in the United States. Wheeling-Nisshin products are marketed through trading companies, and its shipments are not consolidated into WPC's shipments.

     Wheeling-Nisshin began commercial operations in 1988 with an initial capacity of 360,000 tons. In March 1993, Wheeling-Nisshin added a second hot dipped galvanizing line, which increased its capacity by approximately 94%, to over 700,000 annual tons and allows Wheeling-Nisshin to offer the lightest-gauge galvanized sheet products manufactured in the United States for construction, heating, ventilation and air-conditioning and after-market automotive applications.

     WPC's amended and restated supply agreement with Wheeling-Nisshin expires in 2013. Pursuant to the amended supply agreement, WPC will provide not less than 75% of Wheeling-Nisshin's steel substrate requirements, up to an aggregate maximum of 9,000 tons per week subject to product quality requirements. Shipments of cold rolled steel by WPC to Wheeling-Nisshin were approximately 66,500 tons, or 7.8% of WPC's total tons shipped in 1997 and approximately 354,300 tons, or 16.8%, in 1996. Shipments to Wheeling Nisshin in 1997 and 1996 were negatively affected by the strike. Shipments to Wheeling Nisshin in 1998 totaled approximately 428,000 tons, or 19.1%.

  Ohio Coatings Company

     WPC has a 50.0% equity interest in OCC, which is a joint venture between WPC and Dong Yang, a leading South Korea-based tin plate producer. Nittetsu Shoji America ("Nittetsu"), a U.S. based tin plate importer, holds non-voting preferred stock in OCC. OCC completed construction of a $69 million state-of-the-art tin coating mill in 1996 and commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic electro-tin plating facility constructed in the past 30 years and is positioned to become a premier supplier of tin plate to the container and automotive industries. WPC has phased out its existing tin coating facilities and produces all of its tin coated products through OCC. As part of the joint venture agreement, WPC has the right to supply up to 230,000 tons of the substrate requirements of OCC through the year 2012, subject to quality requirements and competitive pricing. WPC will market 100% of OCC's products, partially through Nittetsu. In 1997 and 1998 OCC had an operating loss of $14.3 million and operating income of $ .3 million, respectively. The 1997 results reflected OCC's start-up, inability to source substrate during the 1997 strike and competitive market conditions for tinplate.

NON-STEEL BUSINESSES

  Handy & Harman

     H&H, through several subsidiaries, manufactures a wide variety of specialty metal wire and tubing products. Small diameter precision drawn tubing fabricated from stainless steel, nickel alloy and carbon and alloy steel is produced in many sizes and shapes to critical specifications for use in the semiconductor, aircraft, petrochemical, automotive, appliance, refrigeration and instrumentation industries. Additionally, tubular product is manufactured for the medical industry for use as implants, surgical devices and instrumentation. Nickel alloy, galvanized and carbon steel and stainless steel wire products redrawn from rods are produced for such diverse applications as bearings, brushes, cable lashing, hose reinforcement, nails, knitted mesh, wire rope and cloth, air bags and antennas for use in the aerospace, automotive, chemical, communications, marine, medical, petrochemical, welding and other industries.

     H&H's precious metals activities include the fabrication of precious metals and their alloys into wire and rolled products, powders and grain and the utilization of precious metals in precision electroplating. H&H's profits from precious metal products are derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metals. In accordance with general practice in the industry, prices to customers are a composite of two factors; namely (1) the value of the precious metal content of the product plus (2) an amount referred to as the "fabrication value" to cover the cost of base metals, labor, overhead, financing and profit. Fabricated precious metals are used in many applications including brazing, arts and contact materials for a wide variety of industries including aerospace, electronics, appliance, nuclear, automotive, jewelry, electrical, medical and silversmithing.

     H&H produces precision stamped, electroplated and molded components and parts (often using gold, silver, palladium and various base metals) for use in the semiconductor, telecommunications, automotive, electronics and computer industries. It also participates in the injection molded medical plastics market.

     H&H, through other subsidiaries, manufactures fasteners, fastening systems, plastic and steel fittings and connectors, and non-ferrous thermite welding powders for the roofing, construction, do-it-yourself, natural gas, electric and water distribution industries.

  WHX Entertainment

     In October 1994, WHX Entertainment, a wholly owned subsidiary of WHX, purchased a 50.0% interest in the operations of Wheeling-Downs Racing Association (Wheeling-Downs) from Sportsystems Corporation for $12.5 million. Wheeling-Downs operates a racetrack and video lottery facility located in Wheeling, West Virginia.

CUSTOMERS

  Steel and Related Businesses

     WPC and Unimast market an extensive mix of products to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 30.6% of its net sales in 1996, 25.9% in 1997, and 27.2% in 1998. Wheeling-Nisshin was the only customer to account for more than 10% of net sales in 1996. Wheeling-Nisshin accounted for 11.5% of net sales in 1996. No single customer accounted for more than 10% of net sales in 1997 or 1998. Geographically, the majority of WPC's customers are located within a 350-mile radius of the Ohio Valley. However, WPC has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. WPC has also acquired regional fabricated product facilities to service an even broader geographical area. The acquisition of Unimast in March 1995 increased the Company's shipments to the construction industry and its ability to market its products to broad geographic areas. Unimast has facilities located in Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia; Baytown, Texas; Boonton, New Jersey; New Brighton, Minnesota; Brooksville, Florida; Goodyear, Arizona and East Chicago, Indiana.

     Shipments historically have been concentrated within seven major market segments: construction industry, steel service centers, converters/processors, agriculture, container, automotive, and appliances. The overall participation in the construction and the converters/processors markets substantially exceeds the industry average and its reliance on automotive shipments as a percentage of total shipments is substantially less than the industry average.

                       PERCENT OF TOTAL NET TONS SHIPPED

                                                                     YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------
MAJOR CUSTOMER CATEGORY:                                    1994    1995    1996(1)    1997(1)    1998
------------------------                                    ----    ----    -------    -------    ----
Construction..............................................   18%     22%       28%        44%      27%
Steel Service Centers.....................................   32      27        24         26       27
Converters/Processors.....................................   28      26        23         13       29
Agriculture...............................................    5       6         7         11        5
Containers................................................    6       6         6          2        7
Automotive................................................    6       5         5          2       --
Appliances................................................    3       4         4          1        2
Exports...................................................   --       1        --         --        1
Other.....................................................    2       3         3          1        2
                                                            ---     ---       ---        ---      ---
          Total...........................................  100%    100%      100%       100%     100%
                                                            ===     ===       ===        ===      ===

---------------
(1) The allocation among customer categories was affected by the strike.

     CONSTRUCTION. The shipments to the construction industry are heavily influenced by fabricated product sales and the sales of Unimast. WPC services the non-residential and agricultural building and highway industries, principally through shipments of hot dipped galvanized and painted cold rolled products. With its acquisitions during the 1980's and early 1990's of regional facilities, WPC has doubled its fabricated products shipments and has been able to market its products into broad geographical areas. Unimast is a leading manufacturer of steel framing and related accessories for residential and commercial building construction.

     STEEL SERVICE CENTERS. The shipments to steel service centers are heavily concentrated in the areas of hot rolled and hot dipped galvanized coils. Due to increased in-house costs to steel companies during the 1980's for processing services such as slitting, shearing and blanking, steel service centers have become a major factor in the distribution of hot rolled products to ultimate end users. In addition, steel service centers have become a significant factor in the sale of hot dipped galvanized products to a variety of small consumers such as mechanical contractors, who desire not to be burdened with large steel inventories.

     CONVERTERS/PROCESSORS. The growth of shipments to the converters/processors market is principally attributable to the increase in shipments of cold rolled products to Wheeling-Nisshin, which uses cold rolled coils as a substrate to manufacture a variety of coated products, including hot dipped galvanized and aluminized coils for the automotive, appliance and construction markets. As a result of the second line expansion, WPC's shipments to Wheeling-Nisshin increased significantly beginning in 1993. The converters/processors industry also represents a major outlet for their hot rolled products, which are converted into finished commodities such as pipe, tubing and cold rolled strip.

     AGRICULTURE. The shipments to the agricultural market are principally sales of roll-formed, corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings.

     CONTAINERS. The vast majority of shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market. The balance of shipments to this market consists of cold rolled products for pails and drums. As a result of the OCC joint venture, WPC phased out its existing tin mill production facilities in 1996, and has begun to sell substrate to, and to distribute products produced by, OCC.

     AUTOMOTIVE. Unlike the majority of its competitors, WPC is not heavily dependent on shipments to the automotive industry. However, WPC seeks to establish higher value-added niches in this market, particularly in the area of hot dipped galvanized products for deep drawn automotive underbody parts. In addition, WPC has been a supplier of tin mill products for automotive applications, such as oil filters and gaskets. As a result of the strike, WPC was unable to secure automotive contracts for 1998. WPC will compete for automotive contracts in future periods.

     APPLIANCE. The shipments to the appliance market are concentrated in hot dipped galvanized, electrogalvanized and hot rolled coils. These products are furnished directly to appliance manufacturers as well as to blanking, drawing and stamping companies that supply OEMs. WPC has concentrated on niche product applications primarily used in washer/dryer, refrigerator/freezer and range appliances. WPC expects to be in a favorable position to compete for contracts to supply appliance manufacturers in 1999 and future periods.

  Handy & Harman

     H&H is diversified across both industrial markets and customers. H&H sells to the electronics, telecommunications, semi-conductor, computer, aerospace, home appliance OEM, automotive, construction, utility, medical, silversmith, and general manufacturing industries. In 1998, no customer accounted for more than 3% of H&H's sales.

RAW MATERIALS

  Steel and Related Businesses

     WPC has a 12.5% ownership interest in Empire Iron Mining Partnership ("Empire") which operates a mine located in Palmer, Michigan. WPC is obligated to purchase approximately 12.5% or 1.0 million gross tons per year (at current production levels) of the mine's annual ore output. Interest in related ore reserves as of December 31, 1998, is estimated to be 19.8 million gross tons. WPC generally consumes approximately 2.4 million gross tons of iron ore pellets in its blast furnaces. WPC obtains approximately half of its iron ore from spot and medium-term purchase agreements at prevailing world market prices. It has commitments for the majority of its blast furnace iron ore pellet needs through 2000 from world class suppliers.

     In 1993 WPC sold the operating assets of its coal company to an unrelated third party. WPC also entered into a long-term supply agreement with such third party to provide WPC with a substantial portion of WPC's metallurgical coal requirements at competitive prices. WPC's coking operations require a substantial amount of metallurgical coal.

     WPC currently produces coke in excess of its requirements and typically consumes generally all of the resultant by-product coke oven gas. In 1998, approximately 1.7 million tons of coking coal were consumed in the production of blast furnace coke by WPC. WPC may continue to sell its excess coke and coke oven by-products to third-party trade customers.

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

     Unimast's raw material consists primarily of galvanized steel coils, which are readily available on the open market. Unimast purchases its steel requirements from major domestic steel producers throughout the country, including WPC. The price for steel coils tends to fluctuate due to changes in the domestic and international marketplaces. Unimast has not experienced any problems in obtaining the necessary quantities of steel from its suppliers, which totaled over 270,000 tons for the year ended December 31, 1998.

  Handy & Harman

     The raw materials used by H&H in its precious metal operations consist principally of silver, gold, copper, cadmium, zinc, nickel, tin, and the platinum group metals in various forms. Silver, gold and palladium constitute the major portion of the value of the raw materials involved. The prices of silver, gold, and palladium are subject to fluctuations and are expected to continue to be affected by world market conditions. Nonetheless, H&H has not experienced any problems obtaining necessary quantities of raw materials and, in the normal course of business, receives precious metals from suppliers and customers. These metals are returnable in fabricated or commercial bar form under agreed upon terms. Since precious metals are fungible, H&H does not physically segregate supplier and customer metals from its own inventories. Therefore, to the extent that supplier or customer metals are used by H&H, the amount of inventory which H&H must own is reduced. All precious metal raw materials are readily available from several sources. It is H&H's operating policy to maintain its precious metal inventory levels under the last in, first out (LIFO) method of accounting. Precious metals are purchased at the same prices and quantities as selling commitments to customers. From time-to-time, management reviews the appropriate inventory levels and may elect to make adjustments.

     The raw materials used by H&H in its non precious metal operations consist principally of stainless, galvanized, and carbon steel, nickel alloys, a variety of high performance alloys, and various plastic compositions. H&H purchases all such raw materials at open market prices from domestic and foreign suppliers. H&H has not experienced any problems obtaining necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, will be affected by world market conditions and government policies.

BACKLOG

     WPC's order backlog was 365,622 net tons at December 31, 1998, compared to 368,025 net tons at December 31, 1997. The Company believes that the December 31, 1998 order backlog will be shipped by June 30, 1999.

CAPITAL INVESTMENTS

     The Company believes that it must continuously strive to improve productivity, product quality and control manufacturing costs in order to remain competitive. Accordingly, the Company is committed to continuing to make necessary capital investments with the objective of reducing manufacturing costs per ton, improving the quality of steel produced and broadening the array of products offered to the Company's served markets. The Company's capital expenditures (including capitalized interest) for 1998 were approximately $48.3 million, including $9.5 million on environmental projects. Capital expenditures in 1997 and 1998 were lower than in recent years due to the strike. From 1994 to 1998, such expenditures aggregated approximately $285.8 million. This level of capital expenditures was needed to maintain productive capacity, improve productivity and upgrade selected facilities to meet competitive requirements and maintain compliance with environmental laws and regulations. The capital expenditure program has included improvements to WPC's infrastructure, blast furnaces, steel-making facilities, 80-inch hot strip mill and finishing operations, and has resulted in improved shape, gauge, surface and physical characteristics for its products. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive and to comply with environmental control requirements. The Company anticipates funding its capital expenditures in 1999 from cash on hand and funds generated by operations, sale of receivables under the WPC Receivables Facility and funds available under the revolving credit facilities at WPSC, H&H and Unimast. During the 1997 strike, the Company had delayed substantially all capital expenditures at the strike-affected plants. The Company anticipates that capital expenditures will approximate depreciation on average, over the next few years.

ENERGY REQUIREMENTS

     Many of the Company's major facilities that use natural gas have been equipped to use alternative fuels. The Company continually monitors its operations regarding potential equipment conversion and fuel substitution to reduce energy costs.

EMPLOYMENT

     Total active employment of the Company at December 31, 1998 totaled 7,363 employees, of which 3,661 were represented by the USWA, and 558 by other unions. The remainder consisted of 1,806 salaried employees and 1,338 non-union operating employees. At December 31, 1998, WPC had 4,238 employees, H&H had 2,463 employees and Unimast had 662 employees.

     On August 12, 1997, WPC and the USWA entered into a new five-year labor agreement.

COMPETITION

  Steel and Related Businesses

     The steel industry is cyclical in nature and has been marked historically by overcapacity, resulting in intense competition.

     WPC faces increasing competitive pressures from other domestic integrated producers, minimills and processors. Processors compete with WPC in the areas of slitting, cold rolling and coating. Minimills are generally smaller volume steel producers that use ferrous scrap metals as their basic raw material. Compared to integrated producers, minimills, which rely on less capital intensive steel production methods, have certain advantages. Since minimills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped. Since 1989, significant flat rolled minimill capacity has been constructed and these minimills now compete with integrated producers in product areas that traditionally have not faced significant competition from minimills. In addition, there is significant additional flat rolled minimill capacity under construction or announced with completion dates sometime in 1999. Near term, these minimills and processors are expected to compete with WPC primarily in the commodity flat rolled steel market. In the long-term, such minimills and processors may also compete with WPC in producing value-added products. In addition, the increased competition in commodity product markets influence certain integrated producers to increase product offerings to compete with WPC's custom products.

     As the single largest steel consuming country in the western world, the United States has long been a favorite market of steel producers in Europe and Japan. In addition, steel producers from Korea, Taiwan, and Brazil, and non-market economies such as Russia and China, have also recognized the United States as a target market.

     Total annual steel consumption in the United States has increased from 88 million to slightly over 117 million tons since 1991. A number of steel substitutes, including plastics, aluminum, composites and glass, have reduced the growth of domestic steel consumption.

     Steel imports of flat rolled products as a percentage of domestic apparent consumption, excluding semi-finished steel, have been approximately 19% in 1996, 20% in 1997 and 27% in 1998. Imports surged in 1998 due to severe economic conditions in Southeast Asia, Latin America, Japan and Russia, among others. World steel demand, world export prices, U.S. dollar exchange rates and the international competitiveness of the domestic steel industry have all been factors in these import levels.

     Unimast is one of the leading manufacturers of steel construction building products for the commercial and residential marketplace. While there are many companies who compete directly with Unimast, there are few manufacturers who carry a comparable variety of products. Unimast competes on a national basis and is increasing its presence in the West with its new manufacturing facility in Goodyear, Arizona. Competitive factors most affecting Unimast include service, price and quality, with price usually the leading consideration.

  Handy & Harman

     H&H is one of the leading fabricators of precious metal products and precision electroplating. Although there are no companies in the precious metals field whose operations exactly parallel those of H&H in every area, there are a number of competitors in each of the classes of precious metals products. Many of these competitors also carry on activities in other product lines in which H&H is not involved. There are many companies, domestic and foreign, which manufacture specialty wire and tubing products, and other specialty products of the type manufactured by

H&H. Competition is based on quality, service, price and new product introduction, each of which is of equal importance.

ITEM 2.  PROPERTIES

STEEL AND RELATED BUSINESSES

  WPC And Unimast

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

     The following table lists the other principal plants of WPC and the annual capacity of the major products produced at each facility:

                             OTHER MAJOR FACILITIES

LOCATION AND OPERATIONS                       CAPACITY TONS/YEAR                MAJOR PRODUCTS
-----------------------                       ------------------    ---------------------------------------
Allenport, Pennsylvania:
  Continuous pickler, tandem mill, temper
  mill and annealing........................       950,000          Cold rolled sheets
Beech Bottom, West Virginia:
  Paint line................................       120,000          Painted steel in coil form
Canfield, Ohio:
  Electrogalvanizing line, paint line,
  ribbon and oscillating rewind slitters....        65,000          Electrolytic galvanized sheet and strip
Martins Ferry, Ohio:
  Temper mill, zinc coating lines...........       750,000          Hot dipped galvanized sheets and coils
Yorkville, Ohio:
  Continuous pickler, tandem mill, temper
  mills and annealing lines.................       660,000          Black plate and cold rolled sheets

     All of the above facilities currently owned by WPC are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.

     WPC has fabricated products facilities at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; Wilmington, North Carolina and Klamath Falls, Medford and Brooks, Oregon.

     WPC maintains regional sales offices in Atlanta, Chicago, Detroit, Philadelphia and Pittsburgh.

     Unimast has facilities located at Franklin Park, Illinois; Warren, Ohio; Morrow, Georgia; Baytown, Texas; Boonton, New Jersey; New Brighton, Minnesota; Brooksville, Florida; Goodyear, Arizona and East Chicago, Indiana.

  Handy & Harman

     H&H, acquired in April 1998, has 26 active operating plants in the United States, Canada, England, Denmark and Singapore (50% owned) with a total area of approximately 1,887,000 square feet, including warehouse, office and laboratory space, but not including the plant used by the Singapore operation. H&H also owns or leases sales, service and warehouse facilities at two other locations in the United States, which, with H&H's general office, have a total area of approximately 63,000 square feet and owns ten non-operating or discontinued locations with a total area of approximately 498,000 square feet. H&H considers its manufacturing plants and services facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of its facilities are dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded readily to meet additional demands. Manufacturing facilities of H&H are located in: Fort Smith, Arkansas; Fontana, California; Toronto, Canada; Fairfield, Connecticut; Camden, Delaware; Kolding, Denmark; Stevenage, Retford, and Liversedge, England; Carmel, Indiana; Evansville, Indiana; Indianapolis, Indiana; Cockeysville, Maryland; Agawam, Westfield and North Attleboro, Massachusetts; Middlesex and Willingboro, New Jersey; Canastota and Oriskany, New York; East Providence, Rhode Island; Cudahy, Wisconsin; and Singapore (50% owned). All plants are owned in fee except for the Canastota, Carmel, Fort Smith, Stevenage, Middlesex, Retford and Westfield plants, which are leased.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

  WPC

     WPC, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, WPC has incurred capital expenditures for environmental control projects aggregating $6.8 million, $12.4 million and $9.5 million for 1996, 1997 and 1998, respectively. WPC anticipates spending approximately $30.8 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $7.5 million in 1999, $7.3 million in 2000, $7.2 million in 2001, and $8.8 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future expenditures may vary substantially from such estimates.

     WPC has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. WPC is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, WPC is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. WPC believes, based upon information currently available, that its liability for clean up and remediation costs in connection with the Buckeye Reclamation will be between $2.5 and $3.0 million. At five other sites (MIDC Glassport, Tex-Tin, Breslube Penn, Four County Landfill and Beazer) WPC estimates the costs to approximate $500,000. WPC is currently funding its share of remediation costs.

     The Clean Air Act Amendments of 1990 (the "Clean Air Act") directly affect the operations of many of WPC's facilities, including coke ovens. WPC is presently in compliance with the provisions of the Act. However, under the Clean Air Act, coke ovens generally will be required to comply with progressively more stringent standards which will result in an increase in environmental capital expenditures and costs for environmental compliance. The forecasted environmental expenditures include amounts which will be spent on projects relating to compliance with these standards.

     In March 1993 the EPA notified WPC of Clean Air Act violations, alleging particulate matter and hydrogen sulfide emissions in excess of allowable concentrations, at WPC's Follansbee Coke Plant. The parties have entered into a consent decree settling the civil penalties related to this matter for $700,000 and WPC completed payment of all civil penalties in January 1997.

     In an action brought in 1985 in the U.S. District Court for the Northern District of West Virginia, the EPA claimed violations of the Solid Waste Disposal Act at a surface impoundment area at the Follansbee facility. WPC and the EPA entered into a consent decree in October 1989 whereby soil and groundwater testing and monitoring procedures are required. The surface impoundment has been removed and a final closure plan has been submitted to the USEPA. WPC is waiting for approval from the USEPA to implement the plan. Until the USEPA responds to WPC, the full extent and cost of remediation cannot be ascertained.

     In June of 1995 the USEPA informally requested corrective action affecting other areas of the Follansbee facility. The USEPA sought to require WPC to perform a site investigation of the Follansbee plant. WPC actively contested the USEPA's jurisdiction to require a site investigation, but subsequently entered into a final administrative order with the USEPA to conduct a Resource Conservation and Recovery Act ("RCRA") facility investigation.

     By letter dated March 15, 1994 the Ohio Attorney General advised WPC of its intention to file suit on behalf of the Ohio EPA for alleged hazardous waste violations at WPC's Steubenville, Mingo Junction, Martins Ferry and

Yorkville facilities. In subsequent correspondence the State of Ohio demanded a civil penalty of approximately $300,000. Negotiations for settlement of past violations is on-going.

     In January 1998 the Ohio Attorney General notified WPC of a draft consent order and initial civil penalties in the amount of $1 million for various air violations at it's Steubenville and Mingo Junction facilities occurring from 1992 through 1996. WPC is engaged in discussions with the Ohio Environmental Enforcement Section to resolve these issues.

     WPC is currently operating in substantial compliance with three consent decrees (two with the EPA and one with the Pennsylvania Department of Environmental Resources) with respect to wastewater discharges at Allenport, Pennsylvania and Mingo Junction, Steubenville, and Yorkville, Ohio. All of the foregoing consent decrees are nearing expiration. A petition to terminate the Allenport consent decree was filed in 1998.

     WPC is aware of potential environmental liabilities resulting from operations, including leaking underground and aboveground storage tanks, and the disposal and storage of residuals on its property. Each of these situations is being assessed and remediated in accordance with regulatory requirements.

     Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and $12.7 million at December 31, 1998. As new information becomes available, including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that WPC has adequately provided for its present environmental obligations.

     Based upon information currently available, including WPC's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to WPC on pending judicial and administrative proceedings, WPC does not expect its environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition or results of operations of WPC. However, as further information comes into WPC's possession, it will continue to reassess such evaluations.

  Handy & Harman

     In connection with the Montvale, New Jersey, facility (which was closed in 1984), formerly operated by Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, a civil action lawsuit was filed in April 1993 by the Borough of Park Ridge in the Superior Court of New Jersey, Law Division, Bergen County, against HHEM, the Company, the prior owner of the facility and other defendants asserting that a chemical used at the facility in Montvale, New Jersey, an adjoining municipality, had migrated and entered a drinking water supply of Park Ridge. This action seeks recovery of the alleged cost of treatment and remediation of water wells of the Borough of Park Ridge as a result of alleged contamination by the defendants.

     The H&H defendants denied responsibility for the alleged contamination of the Park Ridge wells and asserted that if any such contamination existed as a result of operation of the Montvale facility, damages arising therefrom are the responsibility of the owner or operator thereof prior to the purchase of the facility by HHEM from Plessey Incorporated (Plessey). The H&H defendants asserted substantial cross-claims against Plessey, GEC-Marconi Materials Corp. and a vendor of the chemical involved. H&H also filed a separate action, since consolidated with the above Park Ridge action, against Twin Cities Fire Insurance Company and other carriers, claiming coverage under various liability insurance policies and seeking indemnification and defense for all of Park Ridge's claims.

     H&H has settled its claims against its co-defendant, Plessey, Inc., and its claims against Twin City. As a result of those settlements, the Company believes that the resolution of the Park Ridge lawsuit, either by settlement or judgement, will not have a materially adverse effect on the financial position of the Company.

SEC ENFORCEMENT ACTION

     On June 25, 1998, the Securities and Exchange Commission ("SEC") instituted an administrative proceeding against the Company alleging that it had violated certain SEC rules in connection with the tender offer for Dynamics Corporation of America ("DCA") commenced on March 31, 1997 through the Company's wholly-owned subsidiary, SB Acquisition Corp. (the "Offer"). The Company previously disclosed that the SEC intended to institute this proceeding. Specifically, the Order Instituting Proceedings (the "Order") alleges that, in its initial form the Offer violated the "All Holders Rule," Rule 14d-10(a)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on the Company's inclusion of a "record holder condition" in the Offer. No shareholder had tendered any shares at the time the condition was removed. The Order further alleges that the Company violated Rules 14d-4(c) and 14d-6(d) under the Exchange Act upon expiration of the Offer, by allegedly waiving material conditions to the Offer without prior notice to shareholders and purchasing the approximately

10.6% of DCA's outstanding shares tendered pursuant to the offer. The SEC does not claim that the Offer was intended to or in fact defrauded any investor.

     The Order institutes proceedings to determine whether the SEC should enter an order requiring the Company (i) to cease and desist from committing or causing any future violation of the rules alleged to have been violated and (ii) to pay approximately $1.3 million in disgorgement of profits. The Company has filed an answer denying any violations and seeking dismissal of the proceeding. Although there can be no assurance that an adverse decision will not be rendered, the Company intends to vigorously defend against the SEC's charges.

GENERAL LITIGATION

     On October 27, 1998, WPC filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese mills and three Russian mills alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. WPC asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the US District Court for the Southern District of Ohio. WPC filed a motion in the US District Court asking the Court to remand the case to Belmont County. On November 19, 1998, the US District Court denied WPC's motion to remand the case to Belmont County. However, the Court permitted WPC to amend its complaint to allege violations of federal law. On November 20, 1998, WPC filed an amended complaint in the US District Court against nine trading companies. WPC added a claim under the 1916 Antidumping Act to its existing state law claims. The amended complaint seeks treble damages and injunctive relief.

     The defendants filed a motion to dismiss WPC's amended complaint and a motion to strike WPC's request for injunctive relief under the 1916 Act. The Court granted defendants' motion to dismiss WPC's state law causes of action, but denied defendants' motion to dismiss WPC's claims under the 1916 Antidumping Act. The Court has not yet issued its decision on defendants' motion to strike WPC's request for injunctive relief. The case has been set for trial on August 16, 1999. WPC has reached out-of-court settlements with three of the nine steel trading companies named in its 1916 Act lawsuit. While terms of the settlements are confidential, the settling defendants agreed to certain restrictions on the importation of foreign steel in the future and agreed to purchase certain steel products from WPC.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NOT APPLICABLE

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The number of shares of Common Stock issued and outstanding as of March 18, 1999 was 16,976,968, including 296,962 shares of Redeemable Common Stock. In 1997 and 1998, the Company purchased 5,537,552 shares and 1,780,307 shares, respectively of Common Stock in open market purchases. The repurchased shares have been retired. In the first two months of 1999 the Company purchased approximately 900,000 Common Shares in the open market.

     The prices set forth in the following table represent the high and low sales prices for the Company's Common Stock:

                                                                 COMMON STOCK
                                                              ------------------
                                                               HIGH        LOW
                                                              -------    -------
1997
First Quarter...............................................  $ 9.250    $ 6.750
Second Quarter..............................................    8.250      5.250
Third Quarter...............................................   15.250      7.625
Fourth Quarter..............................................   14.250     10.375
1998
First Quarter...............................................   17.375     11.000
Second Quarter..............................................   16.938     12.313
Third Quarter...............................................   13.938     10.000
Fourth Quarter..............................................   12.875      9.500

     As of March 1, 1999, there were approximately 11,902 holders of record of WHX's Common Stock.

     The Company intends to retain any future earnings for working capital needs and to finance capital improvements and presently does not intend to pay cash dividends on its Common Stock for the foreseeable future.

ITEM 6  SELECTED FINANCIAL DATA

  Five-Year Statistical
  (Thousands of Dollars)

                                           1994         1995        1996*        1997*        1998
                                        ----------   ----------   ----------   ---------   ----------
PROFIT AND LOSS:
Net sales.............................  $1,193,878   $1,364,614   $1,232,695   $ 642,096   $1,645,498
Cost of products sold (excluding
  depreciation and amortization and
  profit sharing).....................     979,277    1,147,899    1,096,228     720,722    1,376,431
Depreciation and amortization.........      61,514       67,700       68,956      49,445       96,870
Profit sharing........................       9,257        6,718           --          --           --
Selling, administrative and general
  expense.............................      64,540       66,531       70,971      68,190      120,981
Special charge........................          --           --           --      92,701           --
                                        ----------   ----------   ----------   ---------   ----------
Operating income (loss)...............      79,290       75,766       (3,460)   (288,962)      51,216
Interest expense on debt..............      22,581       22,830       25,963      29,047       78,096
Other income..........................      17,925       47,139       25,974      50,668       89,696
B & LE settlement.....................      36,091           --           --          --           --
                                        ----------   ----------   ----------   ---------   ----------
Income (loss) before taxes............     110,725      100,075       (3,449)   (267,341)      62,816
Tax provision (benefit)...............      24,360       19,014       (4,107)    (93,569)      23,386
                                        ----------   ----------   ----------   ---------   ----------
Income (loss) before extraordinary
  items...............................      86,365       81,061          658    (173,772)      39,430
Extraordinary items -- net of tax.....      (9,984)      (3,043)          --     (25,990)       2,241
                                        ----------   ----------   ----------   ---------   ----------
Net income (loss).....................      76,381       78,018          658    (199,762)      41,671
Preferred stock dividends.............      13,177       22,875       22,313      20,657       20,608
                                        ----------   ----------   ----------   ---------   ----------
Net income (loss) available to common
  stock...............................  $   63,204   $   55,143   $  (21,655)  $(220,419)  $   21,063
                                        ==========   ==========   ==========   =========   ==========
BASIC INCOME (LOSS) PER SHARE:
Income (loss) before extraordinary
  items...............................  $     2.72   $     2.25   $     (.83)  $   (8.83)  $     1.04
Extraordinary items -- net of tax.....        (.37)        (.12)          --       (1.18)         .12
                                        ----------   ----------   ----------   ---------   ----------
Net income (loss) per share...........  $     2.35   $     2.13   $     (.83)  $  (10.01)  $     1.16
Average number of common shares
  outstanding (in thousands)..........      26,957       25,850       26,176      22,028       18,198
FINANCIAL POSITION:
Cash, cash equivalents and short term
  investments, net of short term
  borrowings..........................  $  401,606   $  439,493   $  412,359   $ 305,934   $  230,584
Working capital.......................     524,051      541,045      491,956     329,372      408,878
Property, plant and
  equipment -- net....................     768,284      793,319      755,412     738,660      819,077
Plant additions and improvements......      82,020       83,282       35,436      36,779       48,250
Total assets..........................   1,729,908    1,796,467    1,718,779   2,061,920    2,712,084
Long-term debt........................     289,500      285,676      268,198     350,453      893,356
Stockholders' equity..................     692,254      768,405      714,437     453,393      446,512
NUMBER OF STOCKHOLDERS OF RECORD:
Common................................       8,729       13,408       12,697      12,273       11,915
Series A Convertible Preferred........          27           28           42          42           31
Series B Convertible Preferred........          22           48           62          79           69
EMPLOYMENT
Employment costs......................  $  328,584   $  343,416   $  321,347   $ 204,004   $  394,701
Average number of employees...........       5,481        5,996        5,706       4,420        7,470

---------------
WHX CORPORATION

* The financial results of the Company for the fourth quarter of 1996 and all of 1997 were adversely affected by the strike.

NOTES TO FIVE-YEAR STATISTICAL SUMMARY

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

     In 1997 the Company recorded a special charge of $92.7 million related to a new labor agreement which ended the ten-month strike. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses, $3.8 million for special assistance and other employee benefits payments and $6.7 million for a grant of 1.0 million stock options to WPN Corp.

     In 1997 the Company also recorded an extraordinary charge of $26.0 million, net of tax, related to premium and interest charges required to defease its then outstanding 9 3/8% Senior Unsecured Notes of $24.3 million and coal miner retiree medical benefits of $1.7 million.

     During 1998 the Company purchased and retired $48.0 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in extraordinary income of $2.2 million, net of tax.

     In April 1998 the Company acquired H&H. The transaction had a total value of $651.4 million, including the assumption of approximately $229.6 million in debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Overview

     In August 1997 WPC and the USWA entered into a new five-year labor agreement which settled a ten-month strike. The strike directly affected facilities accounting for approximately 80% of WPC's steel shipments. The strike materially affected the financial performance of WPC in the fourth quarter of 1996 and for all of 1997, and will be the primary reason for differences in year to year comparisons.

     All of WPC's production facilities resumed operations as of September 30, 1997. Raw steel production achieved 90% of capacity in the fourth quarter of 1997. By June 30, 1998, WPC was producing at its pre-strike production levels and shipping at its historical mix of products. The new labor agreement provides for a restructuring of work rules and manning requirements and a reduction in the expense associated with retiree healthcare costs. The improved work rules allowed WPC to eliminate 850 hourly jobs (approximately 20% of the work force) and materially reduced its labor costs. Partially offsetting these savings are hourly wage increases and the costs of a defined benefit pension plan, which include a retirement incentive.

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

     On April 13, 1998 the Company completed the acquisition of H&H and merged it with a wholly-owned subsidiary of the Company. The transaction has a total value of approximately $651.4 million, including the assumption of approximately $229.6 million in debt. The Company financed the transaction through cash on hand and the private placement of its 10 1/2% Senior Notes.

     In May, 1998 WHX completed the merger of its pension plan with the pension plan of H&H. Under the terms of the merged WHX Pension Plan, there are a series of benefit structures, that essentially continue the various pension plans for employees of the WPC and H&H plans as they existed before the merger.

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

  1998 Compared to 1997

     Net sales for 1998 increased to $1.6 billion from $642.1 million in 1997. Sales increased primarily due to (i) the return to pre-strike levels of sales for WPC's operations of $1.1 billion compared to 1997 net sales of $489.7 million, which earlier period reflects the effect of the strike by the United Steel Workers of America, (ii) the acquisition of H&H $350.3 million and (iii) Unimast increased sales of $205.4 million in 1998 compared to $156.7 million in 1997.

     Cost of products sold for 1998 increased to $1.4 billion from $720.7 million in 1997. The increase in Cost of products sold reflects the increased volume of raw steel production at WPC's operations, which were idled throughout much of 1997 due to the strike, and the inclusion of H&H operations beginning in April 1998. Costs include $4.5 million related principally to physical inventory adjustments. Also, WPC experienced lower pension expense in 1998 as a result of the merger of the H&H and WPC pension plans.

     Depreciation and amortization expense increased to $96.9 million in 1998 from $49.4 million in 1997. Increased depreciation is principally due to the higher levels of raw steel production depreciation methods, as well as $9.6 million of depreciation at H&H. Raw steel production increased by 269%. Amortization increased $6.1 million, principally reflecting the goodwill acquired in the H&H acquisition.

     Selling, administrative and general expense increased $52.8 million to $121.0 million in 1998 from $68.2 million in 1997. The increase is primarily due to the acquisition of H&H in the second quarter, as well as increased activity at WPC after the strike.

     In 1997 the Company recorded a special charge of $92.7 million related to the new labor agreement. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses, special assistance payments and other employee benefits totaling $3.8 million and $6.7 million for a grant of 1.0 million stock options to WPN Corp.

     Interest expense increased to $78.1 million in 1998 from $29.0 million in 1997 reflecting the $350.0 million of 10 1/2% Senior Notes issued in March 1998 for the purchase of H&H as well as $237.1 million of H&H outstanding indebtedness.

     Other income increased to $89.7 million in 1998 from $50.7 million in 1997. The increase reflects a $36.6 million increase in interest and realized and unrealized investment gains and losses on short-term investments. Equity income increased from a loss of $1.6 million in 1997 to income of $5.7 million in 1998 due to start-up losses in the OCC joint venture during 1997. Partially offsetting the increases are additional securitization fees in 1998 due to a higher level of accounts receivable securitization.

     The tax provision for 1998 and benefit for 1997 were $23.4 million and $93.6 million, respectively, and is based on pre-tax income. The Company pays taxes under the alternative minimum tax system and records the effect on deferred tax assets and liabilities caused by temporary tax adjustments.

     Income before extraordinary charges in 1998 totaled $39.4 million, or $1.04 per share of Common Stock. The 1998 extraordinary gain of $3.4 million ($2.2 million net of tax) reflects the discount on the purchase of $48.0 million aggregate principal amount of 10 1/2% Senior Notes in the open market. The 1997 extraordinary charge of $40.0 million ($26.0 million net of tax) reflects the premium and interest of $37.4 million on the legal defeasance of long term debt, and $2.6 million for coal miner retiree medical expense attributable to the allocation of additional retirees to the Company by the Social Security Administration.

     Net income in 1998 totaled $41.7 million, or income of $1.16 per share of Common Stock after deduction of preferred stock dividends. Net loss in 1997 totaled $199.8 million, or a loss of $10.01 per share of Common Stock after deduction of preferred stock dividends.

  1997 Compared to 1996

     Net sales for 1997 decreased to $642.1 million from $1,232.7 million in 1996. Shipments of steel products decreased to 1.1 million tons in 1997 from 2.3 million tons in 1996. The decrease in sales and tons shipped is primarily attributable to the work stoppage at WPC's eight plants located in Ohio, Pennsylvania and West Virginia. Production and shipment of steel products at these plants ceased on October 1, 1996 and the strike continued to August 12, 1997. Average net sales per ton increased to $606 in 1997 from $544 per ton in 1996 because higher value added products continued to be shipped during the strike from other locations. Unimast net sales for 1997 totaled $156.7 million on shipments of 219,000 tons compared to 1996 net sales of $133.5 million on shipments of 191,000 tons.

     Cost of goods sold increased to $680 per ton shipped in 1997 from $484 in 1996. This increase reflects the effect of high fixed cost and low capacity utilization and higher levels of external steel purchases due to the strike, higher costs for natural gas and a higher value-added product mix. In addition, costs were adversely affected by a door rehabilitation program at WPC's number 8 coke battery. The operating rate for the fourth quarter was 90.0%, but for the year of 1997 declined to 27.6%. The operating rate for the nine months prior to the work stoppage was 98.9%, but declined to 74.0% for the full year of 1996. Raw steel production is 100% continuous cast.

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

     Interest expense increased to $29.0 million in 1997 from $26.0 million in 1996 due primarily to higher levels of borrowings under the WPC Revolving Credit Facility.

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

     Net loss in 1997 totaled $199.8 million, or a loss of $10.01 per share of Common Stock after deduction of preferred stock dividends. Net income in 1996 totaled $.7 million, or a loss of $.83 per share of Common Stock after deduction of preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash flow provided by operating activities for 1998 totaled $221.2 million. Short term trading investments and related short term borrowings are reported as cash flow from operating activities. Working capital accounts (excluding cash, short term investments, short term borrowings and current maturities of long-term debt) increased by $137.2 million, including amounts acquired from H&H. Accounts receivable increased $78.6 million (excluding a $26.0 million sale of trade receivables under the Receivables Facility) due to increased sales reflecting resolution of the labor dispute and the acquisition of H&H. Inventories valued principally by the LIFO method for financial reporting purposes, totaled $467.1 million at December 31, 1998, an increase of $182.4 million from the prior year end reflecting the acquisition of H&H. Trade payables increased $8.5 million due to higher operating levels and the acquisition of H&H. Net cash flow used in investing activities for 1998 totaled $446.6 million including capital expenditures of $48.3 million. Net cash flow from financing activities totaled $240.4 million including repayments under WPC's Revolving Credit Facility of $22.8 million, $299.2 million of additional long term debt, offset by $20.2 million utilized for Common Stock repurchases in the open market.

     For the year ended December 31, 1998, the Company spent $48.3 million (including capitalized interest) on capital improvements, including $9.5 million on environmental control projects. Capital expenditures were lower than in recent years due to the strike. Additionally, the Company invested $7.2 million in 1997 in its OCC joint venture.

     On July 30, 1998 H&H entered into a $300 million Senior Secured Credit facility (the "Facilities") with Citibank USA Inc. as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million 6-year Delayed Draw Term Loan Facility, (iii) a $50 million 6-year Term Loan A Facility, and (iv) a $125 million 8-year Term Loan B Facility. Interest under the Facilities is calculated at a rate determined either using (i) the Citibank prime rate or (ii) LIBOR, plus the Applicable Margin in effect from time to time. Applicable Margin means a percentage per annum determined by reference to the total leverage ratio for H&H. The rates in effect until December 31, 1998 are (a) in the case of the Term A Facility, the Delayed Draw Facility and the Revolving Credit Facility, calculated at LIBOR + 1.75% and (b) in the case of the Term B facility, calculated at LIBOR + 2.50%. Borrowings under the Facilities are secured by the pledge of 100% of the capital stock of all H&H's active U.S. subsidiaries and 65% of the stock of H&H's non-U.S. subsidiaries. In addition, H&H provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries. The Facilities have certain financial covenants restricting indebtedness, liens and distributions. In addition, the Facilities required H&H to procure an interest rate hedge agreement covering a notional amount of not less than $125 million for a period of no less than three years. H&H has entered into a cancelable interest-rate swap to convert $125 million of its variable-rate debt to a fixed rate with Citibank, N.A. New York. The fixed rate is 4.53 percent, effective January 4, 1999, with a termination date of January 5, 2004; provided however Citibank may designate July 5, 2000 as the termination date. The Facilities replaced H&H's $125.0 million Senior Notes due 2004 and its then outstanding unsecured revolving credit facility.

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

     In November 1997 WPC issued $275.0 million principal amount of 9 1/4% Senior Unsecured Notes (the "9 1/4% Senior Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 9 1/4% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act.

     In November 1997 WPC also entered into a Term Loan Agreement with DLJ Capital Funding, Inc., as syndication agent, pursuant to which the Company borrowed $75.0 million. The Term Loan Agreement matures on November 15, 2006. Amounts outstanding under the Term Loan Agreement bear interest at either (i) the Alternate Base Rate (as defined therein) plus 2.25% or (ii) the LIBO Rate (as defined therein) plus 3.25%, determined at the Company's option. WPC's obligations under the Term Loan Agreement are guaranteed by WPC's outstanding present and its future operating subsidiaries.

     The proceeds from the 9 1/4% Senior Notes and the Term Loan Agreement were used to defease $266.2 million of 9 3/8% Senior Secured Notes due 2003 and to pay down borrowings under the Revolving Credit Facility.

     On December 28, 1995, WPSC entered into a new Revolving Credit Facility (Revolving Credit Facility) with Citibank, N.A. as agent. The Revolving Credit Facility, as amended, provides for borrowing for general corporate purposes of up to $150.0 million. The Revolving Credit Facility expires May 3, 1999 and is currently being renegotiated. Interest is calculated at a Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%. Borrowings under the Revolving Credit Facility are secured primarily by 100% of WPSC's eligible inventory and requires that WPSC maintain a specified level of tangible net worth. The Revolving Credit Facility has certain financial covenants restricting indebtedness, liens and distributions. Borrowings under the Revolving Credit Facility at December 31, 1998 totaled $67.0 million.

     In August 1994 the Company entered into an agreement to sell, up to $75.0 million on a revolving basis, an undivided percentage ownership in a designated pool of trade receivables (the "Receivables Facility"). In July 1995, WPC amended such Receivables Facility to sell an additional $20.0 million on similar terms and conditions. The Receivables Facility expires in August 1999 and is currently being renegotiated. Accounts receivable at December 31, 1998, exclude $95.0 million representing accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under this Receivables Facility were based upon variable rates that range from 5.5438% to 8.50%. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

     In May, 1998 WHX completed the merger of its pension plan with the pension plan of its wholly owned H&H subsidiary. Under the terms of the merged WHX Pension Plan, there are a series of benefit structures, which essentially continue the various pension plans for employees of the WPC and H&H plans as they existed before the merger.

     At the time of the merger of the pension plans, the assets in the Handy & Harman pension plans exceeded the plans' liabilities by approximately $155.0 million. At that time, the liabilities of the WHX pension plan exceeded their assets by approximately $150.0 million. The pension plan merger thus eliminated both the underfunding in the WHX pension plan and the Company's balance sheet liability at the merger date, and materially reduced the Company's net periodic pension expense in future periods. Furthermore, based on the Company's current actuarial assumptions, the merged pension plan is substantially funded and will therefore eliminate approximately $135 million of cash funding obligations of the Company over the next four years.

     In 1998 the Company repurchased 1.8 million shares of Common Stock for $20.2 million. The Company may, from time to time, continue to purchase additional shares of Common Stock and Preferred Stock.

     Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the Revolving Credit Facilities and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations. During 1998 the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the Company's financial condition and results of operations.

     As of December 31, 1998, the Company had cash and short-term investments, net of related investment borrowings, of $230.6 million. During 1998, the Company purchased $48.0 million aggregate principal amount of its 10 1/2% Senior Notes due 2005 in the open market.

     The Company announced on October 5, 1998 that it had purchased approximately 2.2 million shares of common stock, a 9.9 percent stake, in Global Industrial Technologies Inc. ("Global") for $14.9 million. Global is a Dallas-based industrial tool and special equipment products company. On December 17, 1998, the Company commenced a tender offer for any and all outstanding shares of Global that it does not already own at $10.50 per share. The purpose of the offer is for the Company to acquire control of, and ultimately the entire equity interest in, Global. As of March 15, 1999, each of the Rights Condition, the Supermajority Condition and the Business Combination Condition (each as defined in the Offer to Purchase) has not been satisfied. The offer is currently scheduled to expire on April 15, 1999, unless further extended.

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

     Mainframe business systems were approximately 97% Year 2000 compliant at December 31, 1998 and expected to be 100% compliant by March 31, 1999; external data interfaces, mainframe software, voice and data systems and internal networks and personal computers are anticipated to be Year 2000 compliant by the end of the first quarter of 1999; process control systems are anticipated to be compliant by the end of the second quarter of 1999. Building controls are Year 2000 compliant at this time. Supplier and customer surveys are approximately 50% complete at this time and completion is expected by the end of the second quarter of 1999.

     The total costs associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Year 2000 Project is $3.0 million. The total amount expended on the project through December 31, 1998 is $2.5 million. Funds are being provided to the project through departmental expenses budgeted for at the beginning of this project.

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

     Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and $7.8 million at December 31, 1998. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

     When used in the Management's Discussion and Analysis, the words "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop market and sell its products, the effects of competition and pricing and Company and industry shipment levels, and the effect of Year 2000 on the Company, its customers and suppliers. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

NEW ACCOUNTING STANDARDS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 addresses costs incurred in connection with the implementation of internal-use software, and specifies the circumstances under which such costs should be capitalized or expensed. The Company will be required to adopt SOP 98-1 in the first quarter of 1999. At this time, management does not anticipate the adoption of SOP 98-1 will have a material impact on the Company's results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in the past. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Commodity Price Risk and Related Risks

     In the normal course of business, the Company is exposed to market risk or price fluctuations related to the purchase of natural gas, precious metals and steel products. To a lesser extent, the Company is exposed to the risk of price fluctuations on coal, coke, natural gas liquids, electricity and certain nonferrous metals used as raw materials. The Company is also exposed to the effects of price fluctuations on the value of its commodity inventories, specifically, H&H's precious metals inventories.

     The Company's market risk strategy has generally been to obtain competitive prices for its products and services and allow operating results to reflect market price movements dictated by supply and demand.

  FOREIGN CURRENCY EXCHANGE RATE RISK

     The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. The Company has not generally used derivative instruments to manage this risk.

  EQUITY PRICE RISK

     The Company is subject to equity price risk resulting from its investments in certain marketable equity securities of unrelated parties; the Company accounts for its investment in these securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115").

     At December 31, 1998, the Company held $30.3 million in equity securities classified as "trading" in accordance with SFAS 115. Each quarter the Company adjusts the carrying amount of its trading securities to fair market value, with any resulting adjustment being charged or credited to other income. At year end 1998, a hypothetical 10% decrease in the value of the equity trading securities would have resulted in a $3.0 million unfavorable impact on pretax income. Such a decrease in value might also reduce the future cash flows generated from the ultimate liquidation of the investment in trading securities.

     At December 31, 1998, the Company held $23.2 million in equity securities classified as "available for sale" in accordance with SFAS 115. Each quarter the Company adjusts the carrying amount of its available for sale securities to fair market value, with any resulting adjustment being charged or credited, net of the related income tax effect, to other comprehensive income. The balance of unrealized gain at December 31, 1998, associated with the Company's available for sale securities totaled $5.4 million, net of tax. At year-end 1998, a hypothetical 10% decrease in the value of the equity available for sale securities would have resulted in a $1.5 million unfavorable impact, net of tax, on other comprehensive income. Such a decrease in value might also reduce the future cash flows generated from the ultimate liquidation of the investment in trading securities.

     See Note F to the consolidated financial statements for additional information concerning the Company's short-term investments.

  INTEREST RATE RISK

     The Company is subject to the effects of interest rate fluctuations on certain of its financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% change in 1998 year-end interest rates on the fair value of WHX's financial instruments is provided in the following table:

                                                                            FAIR
                                                              CARRYING     MARKET     INCREMENTAL(1)
                                                               VALUE       VALUE      INCR./(DECR.)
                                                              --------    --------    --------------
                                                                      (DOLLARS IN THOUSANDS)
Financial assets:
  Investments in fixed income securities....................  $640,125    $640,125       $(22,404)
Financial liabilities:
  Fixed-rate long-term debt (including amounts due within
     one year)..............................................  $576,071    $533,590       $ 29,237

---------------

(1) Reflects a 10% increase in interest rates for financial assets and a 10% decrease in interest rates for financial liabilities.

     Fair value of cash and cash equivalents, receivables, short-term borrowings, accounts payable, accrued interest and variable-rate long-term debt approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates. Accordingly, these items have been excluded from the above table.

     At December 31, 1998, the Company's investment portfolio included U.S. government fixed income securities totaling $640.1 million. The fair value of these instruments will increase or decrease as a result of changes in market interest rates. The Company accounts for these investments as "trading securities" as defined by SFAS 115. Accordingly, each quarter the Company adjusts the balance of its portfolio to fair market value, with any resulting adjustment being charged or credited to income as an unrealized loss or gain and included in other income. Realized gains and losses resulting from the disposition of such investments are recorded as income in the period during which such disposition took place. During 1998, the Company recognized realized and unrealized gains totaling $59.4 million in connection with its fixed income securities investment portfolio. The Company provides no assurance that these gains are sustainable going forward. The Company's exposure to increases in interest rates that might result in a corresponding decrease in the fair value of its fixed income securities investment portfolio could have an unfavorable effect on the Company's results of operations and cash flows. For additional information, see Note F to the consolidated financial statements.

     The Company attempts to maintain a reasonable balance between fixed- and floating-rate debt in an attempt to keep financing costs as low as possible. At December 31, 1998, a majority of the Company's portfolio of long-term debt consisted of fixed-rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which the Company operates as well as the Company's overall creditworthiness and ability to satisfy such obligations upon their maturity. However, the Company's sensitivity to interest rate declines and other market risks that might result in a corresponding increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable effect on the Company's results of operations and cash flows to the extent that the Company elected to repurchase or retire all or a portion of its fixed-rate debt portfolio at an amount in excess of the corresponding carrying value.

     The Company has entered into an interest rate swap for certain of its variable-rate debt. The swap agreement covers a notional amount of $125 million and converts $125 million of its variable-rate debt to fixed rate with Citibank, N.A. New York. The fixed rate is 4.53%, effective January 4, 1999, with a termination date of January 5, 2004; however, Citibank may designate July 5, 2000, as the termination date.

     See Note I to the consolidated financial statements for additional information concerning the Company's long-term debt arrangements.

SAFE HARBOR

     The Company's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about the risks associated with the Company's financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of WHX Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of WHX Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 18, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF OPERATIONS (IN THOUSANDS EXCEPT PER SHARE)

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1996         1997          1998
                                                              ----------    ---------    ----------
REVENUES:
Net sales...................................................  $1,232,695    $ 642,096    $1,645,498
COST AND EXPENSES:
  Cost of products sold, excluding depreciation.............   1,096,228      720,722     1,376,431
  Depreciation and amortization.............................      68,956       49,445        96,870
  Selling, administrative and general expense...............      70,971       68,190       120,981
  Special charge............................................          --       92,701            --
                                                              ----------    ---------    ----------
                                                               1,236,155      931,058     1,594,282
                                                              ----------    ---------    ----------
Operating income (loss).....................................      (3,460)    (288,962)       51,216
Interest expense on debt....................................      25,963       29,047        78,096
Other income................................................      25,974       50,668        89,696
                                                              ----------    ---------    ----------
Income (loss) before taxes and extraordinary items..........      (3,449)    (267,341)       62,816
Tax provision (benefit).....................................      (4,107)     (93,569)       23,386
                                                              ----------    ---------    ----------
Income (loss) before extraordinary items....................         658     (173,772)       39,430
Extraordinary items -- net of tax...........................          --      (25,990)        2,241
                                                              ----------    ---------    ----------
Net income (loss)...........................................         658     (199,762)       41,671
Dividend requirement for preferred stock....................      22,313       20,657        20,608
                                                              ----------    ---------    ----------
Net income (loss) available to common stock.................  $  (21,655)   $(220,419)   $   21,063
                                                              ==========    =========    ==========
BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (loss) before extraordinary items....................  $     (.83)   $   (8.83)   $     1.04
Extraordinary items -- net of tax...........................          --        (1.18)          .12
                                                              ----------    ---------    ----------
          Net income (loss) per share.......................  $     (.83)   $  (10.01)   $     1.16
                                                              ==========    =========    ==========
INCOME (LOSS) PER SHARE OF COMMON STOCK-ASSUMING DILUTION
Income (loss) before extraordinary items....................  $     (.83)   $   (8.83)   $      .99
Extraordinary items -- net of tax...........................          --        (1.18)          .12
                                                              ----------    ---------    ----------
          Net income (loss) per share -- assuming
            dilution........................................  $     (.83)   $  (10.01)   $     1.11
                                                              ==========    =========    ==========

---------------

See Notes to Consolidated Financial Statements

WHX Corporation

CONSOLIDATED BALANCE SHEET (IN THOUSANDS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1997*          1998
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $    1,002    $   16,004
  Short term investments....................................     581,550       702,082
  Trade receivables, less allowances for doubtful accounts
     of $1,108 and $2,366...................................      44,993        97,552
  Inventories...............................................     284,757       467,130
  Prepaid expenses and deferred charges.....................      26,581        11,136
                                                              ----------    ----------
          Total current assets..............................     938,883     1,293,904
Investment in associated companies..........................      80,409        84,978
Property, plant and equipment, at cost less accumulated
  depreciation and amortization.............................     738,660       819,077
Intangibles, net of amortization............................          --       288,216
Deferred income taxes.......................................     188,483       110,935
Intangible asset -- pensions................................      76,714        50,449
Deferred charges and other assets...........................      38,771        64,525
                                                              ----------    ----------
                                                              $2,061,920    $2,712,084
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade payables............................................  $  123,872    $  132,412
  Short term debt...........................................     366,418       559,501
  Payroll and employee benefits.............................      56,212        69,845
  Federal, state and local taxes............................      12,059        12,516
  Deferred income taxes -- current..........................      32,196        69,551
  Interest and other........................................      18,288        40,589
  Long-term debt due in one year............................         466           612
                                                              ----------    ----------
          Total current liabilities.........................     609,511       885,026
Long-term debt..............................................     350,453       893,356
Pension liability...........................................     166,652         5,952
Other employee benefit liabilities..........................     427,124       423,225
Other liabilities...........................................      49,979        54,383
                                                              ----------    ----------
                                                               1,603,719     2,261,942
                                                              ----------    ----------
Redeemable common stock -- 360 shares and 298 shares........       4,808         3,630
                                                              ----------    ----------
STOCKHOLDERS' EQUITY:
Preferred stock -- $.10 par value; authorized 10,000 shares;
  issued and outstanding: 5,883 shares (liquidation
  preference of $50 per share)..............................         589           589
Common stock $.01 par value; authorized 60,000 shares;
  issued and outstanding: 19,074 and 17,545 shares..........         193           175
Accumulated other comprehensive income......................      15,754         5,472
Additional paid-in capital..................................     602,657       582,795
Treasury stock-205 shares and 0 shares......................      (2,218)           --
Accumulated earnings (deficit)..............................    (163,582)     (142,519)
                                                              ----------    ----------
                                                                 453,393       446,512
                                                              ----------    ----------
                                                              $2,061,920    $2,712,084
                                                              ==========    ==========

---------------
* Reclassified

See Notes to Consolidated Financial Statements

WHX Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1996        1997         1998
                                                              --------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $    658    $(199,762)   $  41,671
Items not affecting cash from operating activities:
  Depreciation and amortization.............................    69,287       49,776       96,870
  Other postretirement benefits.............................     3,505        2,322       (8,409)
  Coal retirees' medical benefits, net of tax...............        --        1,700           --
  Premium on early debt retirement, net of tax..............        --       24,290       (2,241)
  Income taxes..............................................    (6,572)     (94,029)      19,575
  (Gain) loss on asset dispositions.........................     1,541        2,335       (8,998)
  Special charge, net of current portion....................        --       69,137           --
  Pension expense...........................................        --        9,327        9,236
  Equity loss (income) in affiliated companies..............    (9,496)       1,644       (5,699)
  Minority interest in net income...........................        --           --          921
Decrease (increase) in working capital elements, net of
  effect of acquisitions
  Trade receivables.........................................    50,290      (43,188)      (7,487)
  Trade receivables sold....................................   (22,000)      24,000       26,000
  Inventories...............................................    70,469      (69,355)      (4,821)
  Short term investments-trading............................   (60,125)     (70,239)    (142,069)
  Investment account borrowings.............................    68,841      206,649      212,012
  Other current assets......................................     4,248      (12,639)      38,383
  Other current liabilities.................................   (70,467)      69,411      (38,661)
Other items -- net..........................................     4,629       15,705       (5,087)
                                                              --------    ---------    ---------
Net cash provided by (used in) operating activities.........   104,808      (12,916)     221,196
                                                              --------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Plant additions and improvements............................   (35,436)     (36,779)     (48,250)
Short term investments -- available for sale................     7,920      (26,290)       6,740
Handy & Harman acquisition, net of cash acquired............        --      (13,222)    (402,632)
Other investments...........................................   (17,240)      (7,150)      (8,335)
Proceeds from sales of assets...............................     2,785        1,217          835
Dividends from affiliated companies.........................     2,500        2,500        5,000
                                                              --------    ---------    ---------
Net cash used in investing activities.......................   (39,471)     (79,724)    (446,642)
                                                              --------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt proceeds, net of issuance cost...............       400      340,455      561,749
Long-term debt retirement...................................   (15,246)    (268,766)    (267,321)
(Premium)discount on early debt retirement..................        --      (32,600)       4,779
Letter of credit collateralization..........................       384       16,984        1,520
Short-term borrowings (payments)............................     1,382       89,546      (18,929)
Proceeds from warrants exercised............................     5,170           --           --
Common stock purchases......................................   (27,556)     (55,604)     (20,228)
Preferred stock purchases...................................   (15,002)      (9,839)          --
Preferred stock dividends...................................   (22,313)     (20,657)     (20,608)
Redemption of equity issues.................................      (542)        (897)         300
Dividends on minority interest in consolidated
  subsidiaries..............................................        --           --         (814)
                                                              --------    ---------    ---------
Net cash provided by (used in) financing activities.........   (73,323)      58,622      240,448
                                                              --------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (7,986)     (34,018)      15,002
Cash and cash equivalents at beginning of year..............    43,006       35,020        1,002
                                                              --------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 35,020    $   1,002    $  16,004
                                                              ========    =========    =========

---------------

See Notes to Consolidated Financial Statements

WHX Corporation

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DOLLARS AND SHARES IN THOUSANDS)

                                                                          ACCUMULATED
                                                                             OTHER                       ACCUMULATED   CAPITAL IN
                                         COMMON   PREFERRED   TREASURY   COMPREHENSIVE   COMPREHENSIVE    EARNINGS     EXCESS OF
                                         STOCK      STOCK      STOCK        INCOME          INCOME        (DEFICIT)    PAR VALUE
                                         ------   ---------   --------   -------------   -------------   -----------   ----------
Balance January 1, 1996................   $256      $650      $(22,594)    $    735                       $  78,492     $710,471
Net Income.............................     --        --            --                          658             658           --
Other comprehensive income, net of tax
  Reclassification adjustment for gains
    included in net income.............                                                        (735)
  Foreign currency translation
    adjustments........................                                                          --
                                                                                           --------
Other comprehensive income.............                                        (735)           (735)
                                                                                           --------
Comprehensive income...................                                                         (77)
                                                                                           ========
EIP shares sold (5 shares).............     --        --            --                                           --           75
Stock options exercised (124 shares)...      1        --            --                                           --          947
Warrants exercised (1,477 shares)......     15        --            --                                           --        9,377
401k contribution (94 shares)..........      1        --            --                                           --          960
Purchase of treasury stock (2,940
  shares)..............................    (19)       --       (27,537)                                          --           --
Retirement of treasury stock (4,808
  shares)..............................     (9)       --        48,749                                           --      (48,741)
Retirement of preferred stock (363
  shares)..............................     --       (36)           --                                           --      (14,966)
Preferred dividends....................     --        --            --                                      (22,313)          --
                                          ----      ----      --------     --------                       ---------     --------
Balance December 31, 1996..............    245       614        (1,382)          --                          56,837      658,123
Net loss...............................     --        --            --                     (199,762)       (199,762)          --
Other comprehensive income, net of tax
  Unrealized gains arising during
    period.............................                                                      15,754
  Foreign currency translation
    adjustments........................                                                          --
                                                                                           --------
  Other comprehensive income...........                                      15,754          15,754
                                                                                           --------
Comprehensive income...................                                                    (184,008)
                                                                                           ========
EIP shares sold (4 shares).............     --        --            --                                           --           67
Stock options exercised (1,735
  shares)..............................      2        --            --                                           --        1,388
WPN stock option.......................     --        --            --                                           --        6,678
401k contribution (107 shares).........      1        --            --                                           --          927
Purchase of treasury stock (5,537
  shares)..............................     --        --       (55,602)                                          --           --
Retirement of treasury stock (5,489
  shares...............................    (55)       --        54,766                                           --      (54,712)
Retirement of preferred stock (254
  shares)..............................     --       (25)           --                                           --       (9,814)
Preferred dividends....................     --        --            --                                      (20,657)          --
                                          ----      ----      --------     --------                       ---------     --------
Balance December 31, 1997..............    193       589        (2,218)      15,754                        (163,582)     602,657
Net income.............................     --        --            --                       41,671          41,671           --
Other comprehensive income, net of tax
  Unrealized gains arising during
    period.............................                                                       6,200
  Reclassification adjustment for gains
    included in net income.............                                                     (16,565)
  Foreign currency translation
    adjustments........................                                                          83
                                                                                           --------
  Other comprehensive income...........                                     (10,282)        (10,282)
                                                                                           --------
Comprehensive income...................                                                      31,389
                                                                                           ========
EIP shares sold (9 shares).............     --        --            --                                           --          137
Stock options exercised (161 shares)...      1        --            --                                           --        1,339
401k contribution (89 shares)..........      1        --            --                                           --        1,088
Purchase of treasury stock (1,780
  shares)..............................     --        --       (20,228)                                          --      (22,426)
Retirement of treasury stock (1,985
  shares)..............................    (20)       --        22,446                                           --           --
Preferred dividends....................     --        --            --                                      (20,608)          --
                                          ----      ----      --------     --------                       ---------     --------
Balance December 31, 1998..............   $175      $589      $      0     $  5,472                       $(142,519)    $582,795
                                          ====      ====      ========     ========                       =========     ========

---------------

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

BUSINESS SEGMENTS

     The Company is a holding company that has been structured to acquire and operate a diverse group of businesses on a decentralized basis, with a corporate staff providing strategic direction and support. The Company's primary business currently is Wheeling-Pittsburgh Corporation (WPC), a vertically integrated manufacturer of value-added flat rolled steel products. The Company's other principal businesses include Handy & Harman (H&H), a diversified industrial manufacturing company whose business units encompass (a) manufacturing and selling of metal wire, cable and tubing products primarily stainless steel and specialty alloys; (b) manufacturing and selling of precious metals products and precision electroplated material and molded parts; and (c) manufacturing and selling of other specialty products supplied to roofing, construction, do-it-yourself, natural gas, electric and water industries; and Unimast, Incorporated (Unimast), a leading manufacturer of steel framing and other products for commercial and residential construction. See Segment disclosures in Note R.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The recorded amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Short term investments are recorded at fair market value based on trading in the public market. Redeemable common stock is recorded at the redemption amount which is considered to approximate fair value. See Note I for a description of fair value of debt instruments.

INVENTORIES

     Inventories are stated at cost which is lower than market. Cost is determined by the last-in first-out ("LIFO") method for substantially all inventories. H&H's non-precious metals inventories are stated at the lower of cost (principally average) or market. For precious metals inventories no segregation among raw materials, work in process and finished goods is practicable. In 1998 and 1997, approximately 75% and 93%, respectively, of inventories are valued using the LIFO method.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation is computed on the straight line and the modified units of production methods for financial statement purposes and accelerated methods for income tax purposes. The modified units of production method adjusts the straight line method based on an activity factor for operating assets. Adjusted annual depreciation is not less than 60% nor more than 110% of straight line depreciation. Accumulated depreciation after adjustment is not less than 75% nor more than 110% of straight line depreciation. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Capitalized interest cost is amortized over the life of the asset. Depreciation on H&H and Unimast property, plant and equipment is provided principally on the straight-line method over the estimated useful lives of the assets.

     Maintenance and repairs are charged to income. Renewals and betterments made through replacements are capitalized. Profit or loss on property dispositions is credited or charged to income.

INTANGIBLES AND AMORTIZATION

     The excess of purchase price over net assets acquired in business combinations is being amortized on the straight-line method over 40 years. Purchased patents are stated at cost, which is amortized over the respective remaining lives of the patents. The Company uses estimated future undiscounted cash flows when evaluating the recoverability of the unamortized balance of the excess of purchase price over net assets acquired in a business combination. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

PENSIONS AND OTHER POSTRETIREMENT PLANS

     The Company has tax qualified defined benefit pension plans covering United Steelworkers of America ("USWA") represented hourly employees and substantially all salaried employees and certain hourly employees and tax qualified defined contribution pension plans covering certain other hourly employees. The defined benefit plan covering USWA-represented employees provides for a defined monthly benefit based on years of service. The defined benefit plan covering salaried employees is based on contributions based on a percentage of compensation with a minimum based on years of service. The defined contribution plans provide for contributions based on a rate per hour worked for hourly employees. Costs for the defined contribution plans are being funded currently. Unfunded accumulated benefit obligations under the defined benefit plan are subject to annual minimum cash funding requirements under the Employees Retirement Income Security Act ("ERISA").

     The Company sponsors medical and life insurance programs for substantially all employees. Similar group medical programs extend to a group of pensioners and dependents. The management plan provides basic medical and major medical benefits on a non-contributory basis through age 65.

STOCK-BASED COMPENSATION

     Pursuant to the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation", the Company accounts for employee stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

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

EARNINGS PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." Pursuant to SFAS 128, basic earnings per share is based on the weighted average number of shares of Common Stock outstanding during each year, excluding redeemable common shares. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of accumulated other comprehensive income.

NOTE A -- COLLECTIVE BARGAINING AGREEMENT

     WPC's prior labor agreement with the USWA expired on October 1, 1996. On August 1, 1997 WPC and the USWA announced that they had reached a tentative agreement on the terms of a new collective bargaining agreement. The tentative agreement was ratified on August 12, 1997 by USWA-represented employees, ending a ten month strike. The new collective bargaining agreement provided for a defined benefit pension plan, a retirement enhancement program, short-term bonuses and special assistance payments for employees not immediately recalled to work and $1.50 in hourly wage increases over its term of not less than five years. It also provided for the reduction of 850 jobs, mandatory multicrafting as well as modification of certain work practices.

NOTE B -- HANDY & HARMAN ACQUISITION

     On April 13, 1998, the Company completed the acquisition of Handy & Harman ("H&H") and merged it with a wholly-owned subsidiary of the Company (the "Merger"). The transaction had a total value of approximately $651.4 million, including the assumption of approximately $229.6 million in debt. The acquisition was accounted for as a purchase business combination in accordance with APB No. 16. Accordingly, the assets and liabilities of H&H have been adjusted to reflect their relative fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired totaled $292 million and is being amortized over a period of 40 years. The Company financed the transaction through cash on hand and a private placement of debt securities of the Company. See Note S.

     The following unaudited pro forma disclosure is presented as if the H&H acquisition had occurred on January 1 of the respective periods.

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
                                                              (IN MILLIONS, EXCEPT PER
                                                                       SHARE)
Revenue.....................................................   $1,093.2      $1,765.8
Net income (loss) before extraordinary items................     (194.6)         36.5
Net income (loss)...........................................     (220.6)         38.8
Basic income (loss) per share...............................     (10.95)         1.00
Diluted income (loss) per share.............................     (10.95)          .95

     The results of H&H included in the pro forma have been adjusted to exclude merger related transaction costs.

NOTE C -- SPECIAL CHARGE -- NEW LABOR AGREEMENT

     The Company recorded a special charge of $92.7 million in 1997. The special charge is primarily related to certain benefits included in its new collective bargaining agreement.

     The special charges included enhanced retirement benefits paid under the defined benefit pension program which totaled $66.7 million and were recorded under the provisions of Statement of Financial Accounting Standard No. 88, "Employers' Accounting For Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88"), and various other charges which totaled $26.0 million. These charges included $15.5 million for signing and retention bonuses, $3.8 million for special assistance payments to laid-off employees and other employee benefits and $6.7 million for the fair value of a stock option grant to WPN Corp. for its performance in negotiating a new labor agreement.

NOTE D -- PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

  Pension Programs

     On August 12, 1997 WPC established a defined benefit pension plan for most USWA represented employees pursuant to a new labor agreement. The plan includes individual participant accounts of those USWA represented employees from the prior hourly defined contribution plan and merges those accounts into the defined benefit plan.

     The Company also established a supplemental defined benefit pension plan for substantially all salaried employees and provides defined contribution pension plans for salaried and certain other hourly employees. These tax qualified defined contribution plans provide, in the case of the salaried employees an increasing company contribution based on age and in certain cases an increasing contribution based on age and service. For the hourly employees, company contributions are made for each hour worked based on the age of its employees.

     As of December 31, 1998, $120.3 million of fully vested funds are held in trust for benefits earned under the hourly defined contribution pension plans. Approximately 80% of the trust assets are invested in equities and 18% in fixed income investments and 2% in cash and equivalents.

     As of December 31, 1998, $38.3 million of fully vested funds are held in trust for benefits earned under the salaried employees defined contribution plan. Approximately 80% of the assets are invested in equities 18% are in fixed income investments, and 2% in cash and equivalents. All plan assets are invested by professional investment managers.

     All pension provisions charged against income totaled $9.3 million, $12.6 million and $14.2 million in 1996, 1997 and 1998, respectively. In 1997, the Company also recorded a $66.7 million charge for enhanced retirement benefits paid under the defined benefit pension plan, pursuant to a new labor agreement.

  The Defined Benefit Plans

     The plan covering most USWA represented employees was established pursuant to a collective bargaining agreement ratified on August 12, 1997. Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan ("Retirement Security Plan"). The plan also includes individual participant accounts from the Retirement Security Plan. The assets of the Retirement Security Plan were merged into the defined benefit pension plan as of December 1, 1997.

     Since the plan includes the account balances from the Retirement Security Plan, the plan includes both defined benefit and defined contribution features. The gross benefit, before offsets, is calculated based on years of service and the current benefit multiplier under the plan. This gross amount is then offset for benefits payable from the Retirement Security Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the Retirement Security Plan are maintained until retirement. Upon retirement, the account balances are converted into monthly benefits that serve as an offset to the gross benefit, as described above. Aggregate account balances held in trust in individual employee accounts, which will be available upon retirement to offset the gross benefit, totaled $119.4 million at December 31, 1998.

     As part of WPC's new five-year labor agreement, the Company offered a limited program of Retirement Enhancements. The Retirement Enhancement program provided for unreduced retirement benefits to the first 850 employees who retired after October 1, 1996. In addition, each retiring participant could elect a lump sum payment of $25,000 or a $400 monthly supplement payable until age 62. More than 850 employees applied for retirement under this program by December 31, 1997. The Retirement Enhancement program represented a Curtailment and Special Termination Benefits under SFAS No. 88. The Company recorded a charge of $66.7 million in 1997 to cover the retirement enhancement program.

     In May, 1998 WHX completed the merger of its pension plan with the pension plan of its wholly owned H&H subsidiary. Under the terms of the merged WHX Pension Plan, there are a series of benefit structures, which essentially continue the various pension plans for employees of the WPC and H&H plans as they existed before the merger.

     At the time of the merger of the pension plans, the assets in the Handy & Harman pension plans exceeded the plans' liabilities by approximately $155 million. At that time, the liabilities of the WHX pension plan exceeded their assets by approximately $150 million. The pension plan merger thus eliminated both the underfunding in the WHX pension plan and the Company's balance sheet liability at the merger date, and materially reduced the Company's net periodic pension expense in future periods. Furthermore, based on the Company's current actuarial assumptions, the merged pension plan is substantially funded and will therefore eliminate approximately $135 million of cash funding obligations of the Company over the next four years.

     The Company's funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.

     In 1998 the Company established a supplemental defined benefit plan covering WPC salaried employees employed as of January 31, 1998 which provides a guaranteed minimum benefit based on years of service and compensation. The gross benefit from this plan is offset by the annuitized value of the defined contribution plan account balance and any benefits payable from the Pension Benefit Guaranty Corporation from the previously terminated defined benefit pension plan.

     The amounts (prepaid) accrued at December 31, included the following components.

                                                                            POSTRETIREMENT BENEFITS
                                                     PENSION BENEFITS         OTHER THAN PENSIONS
                                                   ---------------------    ------------------------
                                                     1997         1998         1997          1998
                                                   ---------    --------    ----------    ----------
                                                                (DOLLARS IN THOUSANDS)
Change in benefit obligation:
  Benefit Obligation at beginning of year........  $      --    $172,431    $ 361,341     $ 308,812
  Service cost...................................      2,278       6,163        3,337         2,264
  Interest cost..................................      4,172      16,495       21,573        19,539
  Actuarial (gain)...............................         --       6,771      (24,792)       (3,359)
  Benefits paid..................................    (12,505)    (30,232)     (19,100)      (28,074)
  Plan Amendments -Implementation................    101,295         813      (45,277)           --
  Business Combinations..........................         --     122,442           --         7,657
  Curtailments/Settlements/Termination
     Benefits....................................     59,506          --       11,730            --
  Transfers from DC Plans........................     17,685      14,270           --            --
                                                   ---------    --------    ---------     ---------
  Benefit Obligation at December 31..............  $ 172,431    $309,153    $ 308,812     $ 306,839
                                                   ---------    --------    ---------     ---------
Change in plan assets:
  Fair value of plan assets at beginning of
     year........................................  $      --    $  5,180    $  13,010     $   7,795
  Actual return on plan assets...................         --      33,390          104           137
  Benefits paid..................................    (12,505)    (30,232)      (5,319)       (7,508)
  Business combinations..........................         --     275,132           --            --
  Transfers from DC Plans........................     17,685      14,270           --            --
                                                   ---------    --------    ---------     ---------
  Fair value of plan assets at December 31.......  $   5,180    $297,740    $   7,795     $     424
                                                   ---------    --------    ---------     ---------
  Plan assets in excess of (less than) benefit
     obligation..................................  $(167,252)   $(11,413)   $(301,017)    $(306,415)
  Unrecognized prior service cost................     76,714      71,017      (40,486)      (36,568)
  Unrecognized net actuarial (gain)loss..........         --     (15,107)     (71,942)      (70,094)
                                                   ---------    --------    ---------     ---------
  Net amount recognized at December 31...........  $( 90,538)   $ 44,497    $(413,445)    $(413,077)
                                                   =========    ========    =========     =========
Amounts recognized in the statement of financial
  position consists of:
  Accrued benefit liability......................  $(167,252)   $ (5,952)   $(413,445)    $(413,077)
  Intangible asset...............................     76,714      50,449           --            --
                                                   ---------    --------    ---------     ---------
  Net amount recognized at December 31...........  $ (90,538)   $ 44,497    $(413,445)    $(413,077)
                                                   =========    ========    =========     =========

     Net Periodic (credit) costs for pension and postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents.

                                                                  POSTRETIREMENT BENEFITS
                                            PENSION BENEFITS        OTHER THAN PENSIONS
                                           ------------------   ---------------------------
                                            1997       1998      1996      1997      1998
                                           -------   --------   -------   -------   -------
                                                        (DOLLARS IN THOUSANDS)
Components of net periodic (credit) cost:
  Service cost...........................  $ 2,278   $  6,163   $ 3,953   $ 2,488   $ 2,264
  Interest cost..........................    4,172     16,494    23,982    20,950    19,539
  Expected return on plan assets.........       --    (18,619)       --        --      (156)
  Curtailment (gain)/loss................   66,676         --        --        --        --
  Amortization of prior service cost.....    2,877      6,509        --        --    (3,918)
  Recognized actuarial (gain)/loss.......       --     (1,401)   (3,888)   (7,490)   (5,696)
                                           -------   --------   -------   -------   -------
  Total..................................  $76,003   $  9,146   $24,047   $15,948   $12,033
                                           =======   ========   =======   =======   =======

     The discount rate and rates of compensation increases used in determining the benefit obligations at December 31, 1998, 1997, and 1996, and the expected long-term rate of return on assets in each of the years 1998, 1997, and 1996 were as follows:

                                                          PENSION       POSTRETIREMENT BENEFITS
                                                          BENEFITS        OTHER THAN PENSIONS
                                                        ------------    -----------------------
                                                        1997    1998    1996     1997     1998
                                                        ----    ----    -----    -----    -----
Discount rate.........................................   7.0%    6.5%    7.0%     7.0%     6.5%
Expected return on assets.............................  10.0%   10.0%    8.0%     8.0%     8.0%
Rate of compensation increase.........................   N/A     4.0%     --       --       --
Medical care cost trend rate..........................    --      --     9.5%     9.0%     8.5%

     The following table presents the plans with the accumulated benefit obligation in excess of plan assets.

                                                    PENSION           POSTRETIREMENT BENEFITS
                                                    BENEFITS            OTHER THAN PENSIONS
                                              --------------------    ------------------------
                                                1997        1998         1997          1998
                                              --------    --------    ----------    ----------
                                                           (DOLLARS IN THOUSANDS)
Projected benefit obligation................  $172,431    $309,153     $308,812      $306,839
Accumulated benefit obligation..............   172,431     303,692      172,431       303,692
Fair value of assets........................     5,180     297,740        7,795           424

401-k PLANS

     The Company matches salaried employee contributions to the WPC and H&H 401(k) plans with shares of the Company's Common Stock. WPC matches 50% of the employees contributions with a limit of 3% of the employee's salary. H&H matches 50% of the first 3% of the employee's contribution. At December 31, 1996, 1997 and 1998, the 401(k) plans held 190,111 shares, 275,537 shares and 301,252 shares of the Company's Common Stock, respectively.

POSTEMPLOYMENT BENEFITS

     The Company provides benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers' compensation. The assumed discount rate used to measure the benefit liability was 7.0% at December 31, 1997 and, 6.5% at December 31, 1998.

OTHER POSTRETIREMENT BENEFITS

     The Company sponsors postretirement benefit plans that cover certain management and hourly retirees and dependents. The plans provide medical benefits including hospital, physicians' services and major medical expense benefits and a life insurance benefit. The hourly employees' plans provide non-contributory basic medical and a supplement to Medicare benefits, and major medical coverage to which the Company contributes 50% of the insurance premium cost. The management plan has provided basic medical and major medical benefits on a non-contributory basis through age 65.

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

     For measurement purposes, medical costs are assumed to increase at annual rates as stated above and declining gradually to 4.5% in 2004 and beyond. The health care cost trend rate assumption has significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate in each year would result in approximate increases in the APBO of $24.3 million, and net periodic benefit cost of $4.3 million. A 1% decrease in the health care cost trend rate would result in approximate decreases of $21.6 million in APBO and net periodic benefit cost of $3.3 million.

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

     At December 31, 1997 the actuarially determined accrued liability discounted at 7% covering 532 assigned retirees and dependents and 133 orphans, totaled $10.8 million. The Company recorded an extraordinary charge of $1.7 million (net of tax) in 1997 related to assignment of additional orphans. At December 31, 1998, the actuarially determined liability discounted at 6.5% covering 494 assigned retirees and dependents and 188 orphans, totaled $11.0 million.

NOTE E -- INCOME TAXES

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1996        1997        1998
                                                              -------    ---------    -------
                                                                  (DOLLARS IN THOUSANDS)
INCOME TAXES BEFORE EXTRAORDINARY ITEMS
Current
  Federal tax provision.....................................  $ 2,065    $      --    $ 1,854
  State tax provision.......................................      400          460      1,573
  Foreign tax provision.....................................       --           --         22
                                                              -------    ---------    -------
          Total income taxes current........................    2,465          460      3,449
                                                              -------    ---------    -------
Deferred
  Federal tax provision (benefit)...........................   (6,572)     (94,029)    19,575
  State tax provision.......................................       --           --        362
                                                              -------    ---------    -------
Income tax provision (benefit)..............................  $(4,107)   $ (93,569)   $23,386
                                                              =======    =========    =======
TOTAL INCOME TAXES
Current
  Federal tax provision.....................................  $ 2,065    $      --    $ 1,854
  State tax provision.......................................      400          460      1,573
  Foreign tax provision.....................................       --           --         22
                                                              -------    ---------    -------
          Total income taxes current........................    2,465          460      3,449
                                                              -------    ---------    -------
Deferred
  Federal tax provision (benefit)...........................   (6,572)    (108,024)    20,781
  State tax provision.......................................       --           --        362
                                                              -------    ---------    -------
Income tax provision (benefit)..............................  $(4,107)   $(107,564)   $24,592
                                                              =======    =========    =======
COMPONENTS OF TOTAL INCOME TAXES
Operations..................................................  $(4,107)   $ (93,569)   $23,386
Extraordinary items.........................................       --      (13,995)     1,206
                                                              -------    ---------    -------
Income tax provision (benefit)..............................  $(4,107)   $(107,564)   $24,592
                                                              =======    =========    =======

     Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The type of differences that give rise to deferred income tax liabilities or assets are shown in the following table:

DEFERRED INCOME TAX SOURCES

                                                                1997         1998
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Postretirement and postemployment employee benefits.........   $ 147.7      $ 146.5
Operating loss carryforward (expiring in 2005 to 2012)......      76.7         67.6
Minimum tax credit carryforwards (indefinite
  carryforward).............................................      49.5         52.1
Provision for expenses and losses...........................      87.0         49.0
Leasing activities..........................................      23.8         22.2
State income taxes..........................................       1.4          2.5
Miscellaneous other.........................................       7.5          5.8
                                                               -------      -------
          DEFERRED TAX ASSETS...............................   $ 393.6      $ 345.7
                                                               -------      -------
LIABILITIES
Property plant and equipment................................   $(166.1)     $(173.1)
Inventory...................................................     (34.9)       (66.3)
Pension benefits............................................        --        (25.6)
State income taxes..........................................      (1.0)        (8.5)
Miscellaneous other.........................................      (6.8)        (2.7)
                                                               -------      -------
          DEFERRED TAX LIABILITY............................   $(208.8)     $(276.2)
                                                               -------      -------
Valuation allowance.........................................     (20.0)       (28.1)
                                                               -------      -------
DEFERRED INCOME TAX ASSET -- NET............................   $ 164.8      $  41.4
                                                               =======      =======

     As of December 31, 1998, for financial statement reporting purposes a balance of approximately $20.0 million of prereorganization tax benefits exist. These benefits will be reported as a direct addition to equity as they are recognized. No prereorganization tax benefits were recognized in 1996, 1997 or 1998.

     During 1998, the valuation allowance increased $8.1 million primarily due to a change in judgement about the realizability of certain tax credit carryforwards in future years as well as the addition of H&H's valuation allowance of $3.2 million against the realizability of foreign operating loss carryforwards.

     Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries and other foreign investments carried at equity. These earnings have been substantially reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon.

     During 1994, the Company experienced an ownership change as defined by
Section 382 of the Internal Revenue Code. As the result of this event, pre-change of control net operating losses that can be used to offset post-change of control pretax income will be limited to approximately $32 million per year. Post-change of control net operating losses do not have an annual offset limitation.

     Total federal and state income taxes paid in 1996, 1997 and 1998 were $3.5 million and $0.7 million and $1.2 million, respectively.

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

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

                                                            1996        1997        1998
                                                           -------    ---------    -------
                                                               (DOLLARS IN THOUSANDS)
Income (loss) before taxes and extraordinary item........  $(3,449)   $(267,341)   $62,816
                                                           -------    ---------    -------
Tax provision (benefit) at statutory rate................  $(1,207)   $ (93,569)   $21,986
Increase (reduction) in tax due to:
  Percentage depletion...................................   (1,027)      (1,092)      (829)
  Equity earnings........................................   (2,408)         338     (1,484)
  Goodwill amortization..................................       --           --      1,983
  State income tax net of federal effect.................      260          299      1,258
  Recognition of pre-acquisition benefits................       --           --     (4,519)
  Change in valuation allowance..........................       --           --      4,904
  Other miscellaneous....................................      275          455         87
                                                           -------    ---------    -------
Tax provision (benefit)..................................  $(4,107)   $ (93,569)   $23,386
                                                           =======    =========    =======

NOTE F -- SHORT TERM INVESTMENTS

     The composition of the Company's short term investments are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Trading Securities:
  U.S. Treasury Securities..................................   $513,906     $640,125
  U.S. Government Agency Mortgage Backed Obligations........         --        3,880
  Equities..................................................         --       30,308
  Other.....................................................      3,890        4,537
Available-for-sale securities:..............................     63,754       23,232
                                                               --------     --------
  Equities..................................................   $581,550     $702,082
                                                               ========     ========

     These investments are subject to price volatility associated with any interest bearing instrument. Fluctuations in general interest rates affect the value of these investments.

     The Company recognizes gains and losses based on specific identification of the securities which comprise the investment balance with the exception of Equity Securities, for which average cost is used. At December 31, 1997 and 1998 unrealized holding gains on available-for-sale securities of $24.3 million, and $8.3 million, respectively, were reported, net of the related tax effect, as a separate component of accumulated other comprehensive income. Net unrealized holding gains and losses on trading securities included in net income for 1997 and 1998 were a gain of $17.4 million and a loss of $11.3 million, respectively. At December 31, 1997 and 1998 the Company had short term margin borrowings of $275.5 million and $487.5 million, respectively, related to the short term investments.

     During 1998, the Company sold available-for-sale securities for $21.7 million, recording a realized gain of $8.8 million. In 1998, the Company reclassified $30.3 million of available-for-sale investments to the trading category and recorded an unrealized gain upon transfer of $16.9 million. As a result of the sale and reclassification, the Company recorded an unfavorable reclassification adjustment within other comprehensive income of $16.6 million, net of related income tax benefit of $9.1 million. During 1996 the Company sold available-for-sale securities for $8.4 million, recording a realized gain of $2.6 million. As a result of the sale, the Company recorded an unfavorable reclassification adjustment within other comprehensive income of $.7 million, net of related income tax benefit of $.4 million. During 1997 and 1998, the Company recorded net unrealized gains on available-for-sale securities within other comprehensive income of $15.8 million and $6.2 million, respectively, net of tax expense of $8.5 million and $3.3 million, respectively.

NOTE G -- INVENTORIES

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Finished products...........................................  $ 63,133     $ 80,021
In-process..................................................   106,270      130,204
Raw materials...............................................   105,648       98,710
Precious metals.............................................        --      122,653
Other materials and supplies................................    19,875       33,373
                                                              --------     --------
                                                               294,926      464,961
LIFO reserve................................................   (10,169)       2,169
                                                              --------     --------
                                                              $284,757     $467,130
                                                              ========     ========

     During 1997 and 1998, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories, the effect of which increased income by approximately $0.6 million and $1.8 million in 1997 and 1998, respectively.

NOTE H -- PROPERTY, PLANT AND EQUIPMENT

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1998
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Land and mineral properties.................................  $   26,424    $   42,583
Buildings, machinery and equipment..........................   1,069,215     1,221,534
Construction in progress....................................      22,603        24,273
                                                              ----------    ----------
                                                               1,118,242     1,288,390
Accumulated depreciation and amortization...................     379,582       469,313
                                                              ----------    ----------
                                                              $  738,660    $  819,077
                                                              ==========    ==========

     WPC utilizes the modified units of production method of depreciation which recognizes that the depreciation of steelmaking machinery is related to the physical wear of the equipment as well as a time factor. The modified units of production method provides for straight line depreciation charges modified (adjusted) by the level of raw steel production. In 1997 and 1998 depreciation under the modified units of production method was $21.6 million or 40% less and $1.1 million or 2.0% more respectively, than straight line depreciation. The 1997 reduction in depreciation primarily reflects the ten month strike which began October 1, 1996 and continued until August 12, 1997.

     Depreciation on H&H and Unimast property, plant and equipment is provided principally on the straight-line method over the estimated useful lives of the assets.

NOTE I -- LONG-TERM DEBT

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Senior Unsecured Notes due 2007, 9 1/4%.....................  $273,966     $274,071
Term Loan Agreement due 2006, floating rate.................    75,000       75,000
Senior Unsecured Notes due 2005, 10 1/2%....................        --      302,000
Handy & Harman Senior Secured Credit Facility...............        --      228,654
Other.......................................................     1,953       14,243
                                                              --------     --------
                                                               350,919      893,968
Less portion due within one year............................       466          612
                                                              --------     --------
  Total Long-Term Debt(1)...................................  $350,453     $893,356
                                                              ========     ========

---------------
(1) The fair value of long-term debt at December 31, 1997 and December 31, 1998 was $350.9 million and $851.5 million, respectively. Fair value of long-term debt is estimated based on trading in the public market.

    Long-term debt maturing in each of the next five years is as follows: 1999, $612; 2000, $10,862; 2001, $10,412; 2002, $17,646; and 2003, $11,250.

A summary of the financial agreements at December 31, 1998 follows:

REVOLVING CREDIT FACILITY

     On December 28, 1995, Wheeling-Pittsburgh Steel Corporation (WPSC), a wholly-owned subsidiary of WPC, entered into a Second Amended and Restated Revolving Credit Facility (RCF) with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million and a $35 million sub-limit for Letters of Credit.

     The RCF expires May 3, 1999 and is currently being renegotiated. Interest rates are based on the Citibank prime rate plus 1.0% and/or a Eurodollar rate plus 2.25%, but the margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. A commitment fee of .5% is charged on the unused portion. The letter of credit fee is 2.25% and is also performance based.

     Borrowings are secured primarily by 100% of the eligible inventory of WPSC, Pittsburgh-Canfield Corporation (PCC), and Wheeling Construction Products, Inc.
(WCPI), wholly-owned subsidiaries of WPC, and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distribution of assets, as defined in the RCF. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. WPC, PCC and WCPI have each guaranteed all of the obligations of WPSC under the RCF. Borrowings outstanding against the RCF at December 31, 1998 and December 31, 1997 totaled $67.0 million and $89.8 million, respectively. Letters of credit outstanding under the RCF were $8.6 million at December 31, 1998.

     In August 1994 WPSC entered into a separate facility for letters of credit up to $50 million. At December 31, 1998 letters of credit totaling $7.7 million were outstanding under this facility. The letters of credit are collateralized at 105% with U.S. Government securities owned by the Company, and are subject to an administrative charge of .4% per annum on the amount of outstanding letters of credit.

9 3/8% SENIOR NOTES DUE 2003

     On November 23, 1993 WPC issued $325 million of 9 3/8% Senior Notes. Interest on the 9 3/8% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1994. The 9 3/8% Senior Notes mature on November 15, 2003.

     On November 26, 1997, WPC, under the terms of the 9 3/8% Indenture, defeased the remaining $266.2 million 9 3/8% Senior Notes outstanding at a total cost of $298.8 million. The 9 3/8% Senior Notes were placed into trusteeship where they will be held until redemption on November 15, 2000.

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

     The 9 1/4% Senior Notes are fully and unconditionally guaranteed on a joint and several and senior basis by the guarantors, which consist of WPC's present and future operating subsidiaries. The 9 1/4% Senior Notes indenture contains certain covenants, including, but not limited to, covenants with respect to: (i) limitations on indebtedness; (ii) limitations on restricted payments; (iii) limitations on transactions with affiliates; (iv) limitations on liens; (v) limitations on sales of assets; (vi) limitations on issuance and sale of capital stock of subsidiaries; (vii) limitations on dividends and other payment restrictions affecting subsidiaries; and (vii) restrictions on consolidations, mergers and sales of assets.

TERM LOAN AGREEMENT

     On November 26, 1997 WPC entered into the Term Loan Agreement with DLJ Capital Funding Inc., as syndication agent, pursuant to which it borrowed $75 million.

     Amounts outstanding under the Term Loan Agreement bear interest at the Base Rate (as defined therein) plus 2.25% or the LIBO Rate (as defined therein) plus 3.25%. Interest on the Term Loan Agreement is payable on March 15, June 15, September 15 and December 15 as to Base Rate Loans, and with respect to LIBOR loans on the last day of each applicable interest period, and if such interest period shall exceed three months, at intervals of three months after the first day of such interest period.

     WPC's obligations under the Term Loan Agreement are guaranteed by its present and future operating subsidiaries. WPC may prepay the obligations under the Term Loan Agreement beginning on November 15, 1998, subject to a premium of 2.0% of the principal amount thereof. Such premium declines to 1.0% on November 15, 1999 with no premium on or after November 15, 2000.

10 1/2% SENIOR NOTES DUE 2005

     On April 7, 1998 WHX issued $350 million principal amount of 10 1/2% Senior Notes. Interest on the 10 1/2% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 10 1/2% Senior Notes mature on April 15, 2005. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended.

     The 10 1/2% Senior Notes are redeemable at the option of WHX, in whole or in part, on or after April 15, 2002 at specified prices, plus accrued interest and liquidated damages, if any, thereon to the date of redemption.

     Upon the occurrence of a Change of Control (as defined), the Company will be required to make an offer to repurchase all or any part of each holder's
10 1/2% Senior Notes at 101% of the principal amount thereof, plus accrued interest and liquidated damages, if any, thereon to the date of repurchase.

     The 10 1/2% Senior Notes are unsecured obligations of WHX, ranking senior in right of payment to all existing and future subordinated indebtedness of WHX, and pari passu with all existing and future senior unsecured indebtedness of WHX.

     The 10 1/2% Senior Notes indenture contains certain covenants, including, but not limited to, covenants with respect to: (i) limitations on indebtedness and preferred stock; (ii) limitations on restricted payments;

(iii) limitations on transactions with affiliates; (iv) limitations on liens;
(v) limitations on sales of assets; (vi) limitations on dividends and other payment restrictions affecting subsidiaries; and (vii) restrictions on consolidations, mergers and sales of assets.

     During the third quarter of 1998, the Company purchased $48.0 million aggregate principal amount of 10 1/2% Senior Notes in the open market for $43.2 million.

HANDY & HARMAN SENIOR SECURED CREDIT FACILITY

     On July 30, 1998 H&H entered into a $300 million Senior Secured Credit facility (the "Facilities") with Citibank USA Inc. as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million 6-year Delayed Draw Term Loan Facility, (iii) a $50 million 6-year Term Loan A Facility, and (iv) a $125 million 8-year Term Loan B Facility. Interest under the Facilities is calculated at a rate determined either using (i) the Citibank prime rate or (ii) LIBOR, plus the Applicable Margin in effect from time to time. Applicable Margin means a percentage per annum determined by reference to the total leverage ratio of H&H. The rates in effect until December 31, 1998 are (a) in the case of the Term A Facility, the Delayed Draw Facility and the Revolving Credit Facility, calculated at LIBOR + 1.75% and (b) in the case of the Term B facility, calculated at LIBOR + 2.50%. Borrowings under the Facilities are secured by the pledge of 100% of the capital stock of all H&H's active U.S. subsidiaries and 65% of the stock of H&H's non-U.S. subsidiaries. In addition, H&H provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries. The Facilities have certain financial covenants restricting indebtedness, liens and distributions. In addition, the Facilities required H&H to procure an interest rate hedge agreement covering a notional amount of not less than $125 million for a period of no less than three years. H&H has entered into a cancelable interest-rate swap to convert $125 million of its variable-rate debt to a fixed rate with Citibank, N.A. New York. The fixed rate is 4.53 percent, effective January 4, 1999, with a termination date of January 5, 2004; provided however Citibank may designate July 5, 2000 as the termination date. The Facilities replaced H&H's $125 million Senior Notes due 2004 and its unsecured Revolving Credit Facility. Letters of credit outstanding under the facilities totaled $16.2 million at December 31, 1998.

UNIMAST REVOLVING CREDIT AGREEMENT

     On November 24, 1998, Unimast entered into a Revolving Credit Agreement
(RCA) with The First National Bank of Chicago (First Chicago) as lender and agent and Citicorp USA Inc. as lender and collateral agent. The RCA is for general corporate purposes, including working capital needs and capital expenditures up to $50 million with a $3 million sub-limit for letters of credit
(LC).

     The RCA expires on November 24, 2003. Interest rates are based upon the Eurodollar rate plus 2.125% and/or First Chicago corporate base rate plus the federal funds rate plus 1.125%, but the margin over the Eurodollar rate and the corporate base rate and federal funds rate can fluctuate based upon performance. A commitment fee between 0.25% and 0.5% is charged on the unused portion of the RCF. The letter of credit fees are 1.0625% for a commercial LC and 2.125% for a standby LC. The commitment fees and the LC fees are all performance based.

     Borrowings are secured primarily by 100% of the eligible inventory, accounts receivable, and fixed assets of Unimast, and its subsidiaries. Following the expiration of the sale of receivables (See Note N), borrowings will be additionally secured by accounts receivable. The terms of the RCA contain various restrictive covenants limiting dividend payments, major acquisitions or other distribution of assets, as defined in the RCA. Certain financial covenants associated with leverage, net worth, capital spending and interest coverage must be maintained. Borrowings outstanding against the RCA at December 31, 1998 totaled $5 million. No letters of credit were outstanding under the RCA.

INTEREST COST

     Aggregate interest costs on debt and amounts capitalized during the three years ended December 31, 1998, are as follows:

                                                               1996       1997        1998
                                                              -------    -------    --------
                                                                  (DOLLARS IN THOUSANDS)
Aggregate interest expense on debt..........................  $28,463    $31,274    $ 80,159
Less: Capitalized interest..................................    2,500      2,227       2,063
                                                              -------    -------    --------
Interest expense............................................  $25,963    $29,047    $ 78,096
                                                              =======    =======    ========
Interest paid...............................................  $27,660    $29,589    $ 73,070
                                                              =======    =======    ========

NOTE J -- STOCKHOLDERS' EQUITY

     The authorized capital stock of WHX consists of 60,000,000 shares of Common Stock, $.01 par value, of which 17,843,368 shares (including redeemable Common Stock) were outstanding as of December 31, 1998 and 10,000,000 shares of Preferred Stock, $0.10 par value, of which 2,907,880 shares of Series A Convertible Preferred Stock and 2,975,100 shares of Series B Convertible Preferred Stock were outstanding as of December 31, 1998. In 1997 and 1998, the Company purchased 5,537,552 shares and 1,780,307 shares, respectively, of Common Stock in open market purchases. In the first two months of 1999 the Company purchased approximately 900,000 Common Shares in the open market.

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

     The Series A Convertible Preferred Stock was not redeemable prior to July 1, 1996. On and after such date, the Series A Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, for cash, initially at $52.275 per share and thereafter at prices declining ratably to $50.00 per share on and after July 1, 2003, plus in each case accrued and unpaid dividends to the redemption date. The Series A Convertible Preferred Stock is not entitled to the benefit of any sinking fund. In 1996 and 1997 the Company purchased and retired 92,000 shares of Series A Convertible Preferred Stock on the open market. An additional 120 shares were converted into Common Stock. No additional shares were purchased during 1998.

SERIES B CONVERTIBLE PREFERRED STOCK

     The Company issued 3,500,000 shares of Series B Convertible Preferred Stock in September 1994 for net proceeds of $169.8 million. Dividends on the shares of the Series B Convertible Preferred Stock are cumulative, are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, in an amount equal to $3.75 per share per annum.

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

     The Series B Convertible Preferred Stock was not redeemable prior to October 1, 1997. On and after such date, the Series B Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, for cash, initially at $52.625 per share and thereafter at prices declining ratably to $50.00 per share on and after October 1, 2004, plus in each case accrued and unpaid dividends to the redemption date. The Series B Convertible Preferred Stock is not entitled to the benefit of any sinking fund. In 1996 and 1997 the Company purchased and retired

524,900 shares of Series B Convertible Preferred Stock in open market purchases. No additional shares were purchased during 1998.

REDEEMABLE COMMON STOCK

     Certain present and former employees of the Company were issued preferred shares of the Company prior to the Chapter 11 proceeding of the Company's predecessor in exchange for wage and salary concessions. Such preferred shares were exchanged for 1,279,935 shares of Common Stock under the Chapter 11 Plan of Reorganization, these shares were issued to an Employee Stock Ownership Plan ("ESOP") on such employees' behalf. Beneficial owners of such shares who were active employees on August 15, 1990 and who have either retired, died or become disabled, or who reach 30 years of service, may sell their Common Stock to the Company at a price of $15 or, upon qualified retirement, $20 per share. These contingent obligations are expected to extend over many years, as participants in the ESOP satisfy the criteria for selling shares to the Company. In addition, each beneficiary can direct the ESOP to sell any or all of its Common Stock into the public markets at any time; provided, however, that the ESOP will not on any day sell in the public markets more than 20% of the number of shares of Common Stock traded during the previous day. As of December 31, 1998, 297,926 shares of redeemable Common Stock remained outstanding.

STOCK OPTION PLAN

     The WHX Corporation Stock Option Plan (1991 Plan) is intended to assist the Company in securing and retaining key employees by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non-qualified options (collectively, the Options) to full-time employees of the Company and its subsidiaries. Incentive stock options granted under the Option Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the Code.

     An aggregate of 2,500,000 shares of Common Stock has been reserved for issuance upon exercise of Options under the 1991 Plan. The Options vest over three years from the date of grant. The 1991 Plan is administered by a committee (the Committee) consisting of not less than three nonemployee members appointed by the Board of Directors. The term of Options granted under the 1991 Plan may not exceed 10 years (five years in the case of an incentive Option granted to an optionee owning more than 10% of the voting stock of the Company (a 10% Holder)). The Option price for Options shall not be less than 100% of the "fair market value" of the shares of Common Stock at the time the Option is granted; provided, however, that with respect to an incentive option, in the case of a 10% Holder, the purchase price per share shall be at least 110% of such fair market value. The aggregate fair market value of the shares of Common Stock as to which an optionee may first exercise incentive stock options in any calendar year may not exceed $100,000. Payment for shares purchased upon exercise of Options is to be made in cash, but, at the discretion of the Committee, may be made by delivery of other shares of Common Stock of comparable value. The 1991 Plan will terminate on September 24, 2001 and may be terminated at any time by the Board of Directors prior to that date.

DIRECTORS OPTION PLANS

     The 1993 Directors D&O Plan (the 1993 D&O Plan) is authorized to issue shares of Common Stock pursuant to the exercise of options with respect to a maximum of 400,000 shares of Common Stock. The options vest over three years from the date of grant. The 1997 Directors Stock Option Plan (1997 D&O Plan) is authorized to issue an additional 400,000 shares of Common Stock.

OPTION GRANTS TO WPN CORP.

     On July 29, 1993 (the Approval Date), the Board of Directors approved the grant of options to WPN Corp. to purchase 1,000,000 shares of Common Stock (the Option Grants). The Option Grants were approved by the stockholders on March 31, 1994.

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

     The Company is required to record a charge for the fair value of the 1997 option grants under SFAS 123. The fair value of the option grant is estimated on the measurement date using the Black -- Scholes option-pricing model. The following assumptions were used in the Black -- Scholes calculation: expected volatility of 48.3%, risk-free interest rate of 5.83%, an expected life of 5 years and a dividend yield of zero. The resulting estimated fair value of the shares granted in 1997 was $6.7 million which was recorded as part of the special charge related to the new labor agreement.

     A Summary of the Option Plans:

                                              NUMBER OF OPTIONS
                                      ---------------------------------
                                        1991        D & O        WPN      OPTION PRICE   WEIGHTED AVERAGE
                                        PLAN        PLAN       GRANTS       OR RANGE       OPTION PRICE
                                      ---------    -------    ---------   -------------  ----------------
Balance 12/31/95....................  1,158,417    292,000    1,000,000                      $10.949
  Granted...........................     23,000     34,000           --   $9.875-13.50        11.226
  Cancelled.........................     (8,423)        --           --    8.75-14.625        14.317
  Exercised.........................   (123,664)        --           --    6.125-8.750         7.667
                                      ---------    -------    ---------
Balance 12/31/96....................  1,049,330    326,000    1,000,000                       11.054
  Granted...........................    982,500    166,000    1,000,000   6.875-13.8125       11.641
  Cancelled.........................   (222,802)    (5,334)          --    8.75-14.625        13.648
  Exercised.........................   (172,639)        --           --    6.125-8.75          8.048
                                      ---------    -------    ---------
Balance 12/31/97....................  1,636,389    486,666    2,000,000                       11.342
                                      ---------    -------    ---------
  Granted...........................  1,170,627     25,000           --   10.00-16.625        15.516
  Cancelled.........................   (309,989)        --           --    8.75-14.625        13.865
  Exercised.........................   (160,890)        --           --   6.125-14.625         8.335
                                      ---------    -------    ---------
Balance 12/31/98....................  2,336,137    511,666    2,000,000                       12.277
                                      =========    =======    =========

Options outstanding at December 31, 1998 which are exercisable totaled 2,831,403 and have a weighted average option price of $11.120. Options outstanding at December 31, 1998, had a weighted-average remaining life of 7.3 years.

     In 1996 the Company adopted SFAS No. 123, and elected to continue to account for such compensation under the provisions of APB 25. Therefore, no compensation costs have been recognized for the stock option plans in 1997 or 1998. Had the Company elected to account for stock-based compensation under the provisions of SFAS No. 123 during 1996, 1997 and 1998, the effect on net income and earnings per share in 1996 and 1997 would not be material. Had the Company elected to account for stock-based compensation under the provision of SFAS No. 123 during 1998, the effect on net income would have been an additional expense of $2.1 million, net of related income tax benefit of $1.1 million or $.11 per share of Common Stock after deduction of Preferred Stock Dividends on a basic and diluted basis. The fair value of the option grants is estimated on the measurement date using the Black -- Scholes option-pricing model. The following weighted-average assumptions were used in the Black -- Scholes calculation: expected volatility of 46.5%, risk-free interest rate of 5.8%, an expected life of 5 years and a dividend yield of zero.

EARNINGS PER SHARE

     In 1997 the Company adopted SFAS No. 128, Earnings per Share. The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. In 1996 and 1997, the conversion of preferred shares and redeemable common stock and exercise of options and warrants would have had an anti-dilutive effect. The computation of earnings per common share -- assuming dilution in 1998 assumes conversion of redeemable common stock and exercise of outstanding stock options. Previously reported EPS has been restated. A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION

                                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                                                              ---------------------------------------
                                                                INCOME         SHARES       PER-SHARE
                                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                              -----------   -------------   ---------
                                                                 (DOLLARS AND SHARES IN THOUSANDS)
Income before extraordinary item............................    $39,430
Less: Preferred stock dividends.............................     20,608
Basic EPS
                                                                -------
  Income available to common stockholders...................    $18,822        18,198         $1.04
Effect of Dilutive Securities
  Options...................................................    $    --           566
  Convertible preferred stock...............................         --            --
  Redeemable common stock...................................         --           298
Diluted EPS
  Income available to common stockholders plus assumed
                                                                -------        ------
     conversions............................................    $18,822        19,062         $ .99
                                                                =======        ======         =====

The assumed conversion of preferred stock would have an anti-dilutive effect on earnings per share.

                                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                                              ---------------------------------------
                                                                INCOME         SHARES       PER-SHARE
                                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                              -----------   -------------   ---------
                                                                 (DOLLARS AND SHARES IN THOUSANDS)
Loss before extraordinary item..............................   $(173,772)
Less: Preferred stock dividends.............................      20,657
Basic EPS and Diluted EPS
                                                               ---------
  Loss available to common stockholders.....................   $(194,429)      22,028        $(8.83)
                                                               =========       ======        ======

The assumed conversion of stock options, preferred stock and redeemable common stock would have an anti-dilutive effect on earnings per share.

                                                               FOR THE YEAR ENDED DECEMBER 31, 1996
                                                              ---------------------------------------
                                                                INCOME         SHARES       PER-SHARE
                                                              (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                              -----------   -------------   ---------
                                                                 (DOLLARS AND SHARES IN THOUSANDS)
Income before extraordinary item............................   $    658
Less: Preferred stock dividends.............................     22,313
Basic EPS and Diluted EPS
                                                               --------
  Income (loss) available to common stockholders............   $(21,655)       26,176        $(0.83)
                                                               ========        ======        ======

The assumed conversion of stock options, preferred stock and redeemable common stock would have an anti-dilutive effect on earnings per share.

NOTE K -- COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

     The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites, reclamation will be between $2.5 and $3.0 million. At several other sites the Company estimates costs to aggregate less than $1.0 million. The Company is currently funding its share of remediation costs.

     The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $6.8 million, $12.4 million and $9.5 million for 1996, 1997 and 1998, respectively. The Company anticipates spending approximately $30.8 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $7.5 million in 1999, $7.3 million in 2000, $7.2 million in 2001 and $8.8 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

     Non-current accrued environmental liabilities totaled $10.6 million at December 31, 1997 and $12.7 million at December 31, 1998. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

NOTE L -- RELATED PARTY TRANSACTIONS

     The Chairman of the Board of the Company is the president and sole shareholder of WPN Corp. Pursuant to a management agreement effective as of January 3, 1991, as amended January 1, 1993, April 11, 1994, January 1, 1998 and April 13, 1998, approved by a majority of the disinterested directors of the Company, WPN Corp. provides certain financial, management advisory and consulting services to the Company. Such services include, among others, identification, evaluation and negotiation of acquisitions and divestitures, responsibility for financing matters for the Company and its subsidiaries, review of annual and quarterly budgets, supervision and administration, as appropriate, of all the Company's accounting and financial functions and review and supervision of reporting obligations under Federal and state securities laws. In exchange for such services, WPN Corp. received a fixed monthly fee of $458,333 in 1996 and 1997 and from January 1 through April 13, 1998. Commencing April 14, 1998 until December 31, 1998, WPN Corp. received a monthly fee of $520,833. In addition to the fixed monthly fee in 1997, the Company paid a $300,000 bonus to WPN Corp. for its services in obtaining a new five-year labor contract with significant job reductions. In 1998, the Company paid WPN Corp. a bonus of $3.75 million in recognition of the extraordinary return earned by WPN on behalf of the Company in its management of the Company's cash and marketable securities. The management agreement has a two year term and is renewable automatically for successive one year periods, unless terminated by either party upon 60 days' prior written notice. WPN Corp. also receives certain benefits from financial intermediaries which it transacts business with on behalf of the Company in the form of research materials and services, which are used by WPN Corp. on behalf of the Company and in connection with its other activities. For fiscal year 1998, the amount of such reimbursement was approximately $75,000.

     In 1997, the stockholders approved a grant of an option to purchase 1,000,000 shares of Common Stock to WPN Corp. for their performance in obtaining a new labor agreement. The options were valued using the Black-Scholes formula at $6.7 million and recorded as a special charge related to the labor contract.

NOTE M -- OTHER INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
Interest and investment income..............................  $19,660    $52,092    $88,781
Equity income (loss)........................................    9,496     (1,644)     5,699
Receivables securitization fees.............................   (4,934)    (3,826)    (6,192)
Other, net..................................................    1,752      4,046      1,408
                                                              -------    -------    -------
                                                              $25,974    $50,668    $89,696
                                                              =======    =======    =======

NOTE N -- SALE OF RECEIVABLES

     In 1994, a special purpose wholly-owned subsidiary of WPSC entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC, WCPI and PCC. The agreement expires in August 1999. In July 1995 WPSC amended such agreement to sell an additional $20 million on similar terms and conditions. In October 1995 WPSC entered into an agreement to include the receivable generated by Unimast in the pool of accounts receivable sold. Accounts receivable at December 31, 1997 and 1998 exclude $69 million and $95 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from 5.5438% to 8.50% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

NOTE O -- INFORMATION ON SIGNIFICANT JOINT VENTURES

     The Company owns 35.7% of Wheeling-Nisshin, Inc. (Wheeling-Nisshin). Wheeling-Nisshin had total debt outstanding at December 31, 1997 and 1998 of approximately $18.5 million and $11.6 million, respectively. The Company derived approximately 3.9% and 9.8% of its revenues from sale of steel to Wheeling-Nisshin in 1997 and 1998 respectively. The increase in revenue reflects the effect of the strike on the company's shipments to Wheeling-Nisshin, Inc. in 1997. The Company received dividends of $2.5 million annually from Wheeling-Nisshin in 1996 and 1997 and $5.0 million in 1998. Amounts due the Company at December 31, 1998 totaled $4.0 million. Audited financial statements of Wheeling-Nisshin are presented under Item 14 because it was considered a significant subsidiary of the Company in 1996 under SEC regulations.

     The Company owns 50.0% of Ohio Coatings Company (OCC). OCC had total debt outstanding at December 31, 1997 and 1998 of approximately $57.2 million. The Company derived approximately 0.8% and 4.1% of its revenues from sale of steel to OCC in 1997 and 1998 respectively. The increase in revenue reflects the effect of the strike on the Company's shipments to OCC in 1997. Amounts due the Company at December 31, 1998 totaled $28.0 million, including an advance of $16.5 million.

NOTE P -- EXTRAORDINARY ITEMS

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1997         1998
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
Premium (discount) on early debt retirement.................   $ 32,600      $(4,779)
Unamortized debt issuance cost..............................      4,770        1,332
Coal retiree medical benefits...............................      2,615           --
Income tax effect...........................................    (13,995)       1,206
                                                               --------      -------
                                                               $ 25,990      $(2,241)
                                                               ========      =======

     In the third quarter of 1998 the Company purchased and retired $48.0 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in a $2.4 million gain, net of tax.

     In November 1997 the Company paid a premium of $32.6 million to defease the remaining $266.2 million of the 9 3/8 Senior Notes at a total cost of $298.8 million.

     In 1997 a 7% discount rate was used to calculate the actuarially determined coal retiree medical benefit liability compared to 7.5% in 1996. In 1997 the Company also incurred higher premiums for additional retirees and orphans assigned in 1995. See Note D.

NOTE Q -- SUPPLEMENTAL WHX PARENT COMPANY SUMMARIZED FINANCIAL INFORMATION

     WHX Parent Company summarized financial information is included because of certain restrictions placed on subsidiaries as a result of credit agreements that restrict the transfer or dividend of cash or assets to the parent company.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1997       1998
                                                              -------    -------    -------
                                                                 (DOLLARS IN THOUSANDS)
INCOME DATA
  Net sales.................................................  $    --    $    --    $    --
  Cost of products sold, excluding depreciation.............       --     (3,000)       252
  Depreciation..............................................    1,169      1,263      1,583
  Selling, general and administrative expense...............    7,258      7,428      5,843
                                                              -------    -------    -------
  Operating income(expense).................................   (8,427)    (5,691)    (7,678)
  Interest expense on debt..................................       --         --     26,385
  Other income(expense).....................................   16,808     51,342     87,308
                                                              -------    -------    -------
  Income before tax and extraordinary item..................    8,381     45,651     53,245
  Tax provision.............................................    3,046     15,978     18,586
                                                              -------    -------    -------
  Income before extraordinary item..........................    5,335     29,673     34,659
  Extraordinary item........................................       --         --      2,241
                                                              -------    -------    -------
  Net Income................................................  $ 5,335    $29,673    $36,900
                                                              =======    =======    =======

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1996        1997         1998
                                                              --------    --------    ----------
                                                                    (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
Assets
  Current assets............................................  $449,569    $590,011    $  704,735
  Non-current assets........................................   253,545     291,842       703,351
                                                              --------    --------    ----------
Total Assets................................................  $703,114    $881,853    $1,408,086
                                                              ========    ========    ==========
Liabilities and Stockholder's Equity
  Current liabilities.......................................  $ 77,103    $282,931    $  504,835
  Non-current liabilities...................................     8,771       4,809       305,629
  Stockholder's equity......................................   617,240     594,113       597,622
                                                              --------    --------    ----------
Total Liabilities and Stockholder's Equity..................  $703,114    $881,853    $1,408,086
                                                              ========    ========    ==========

NOTE R -- REPORTED SEGMENTS

     The Company's reportable operating segments consist of WPC, H&H and Unimast, each providing their own unique products and services. Each of these segments is independently managed and requires different production technology and marketing and distribution channels. The accounting policies of the segments are consistent with those of the Company, as discussed in the summary of significant accounting policies.

     For the periods presented, intersegment sales and transfers were conducted as if the sales or transfers were to third parties, that is, at prevailing market prices. Income taxes are allocated to the segments in accordance with the Company's tax sharing agreement, which generally requires separate segment tax calculations. The benefit, if any, of WPC NOL carryforwards are allocated to WPC.

     The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales for the years ending December 31.

                                                                                    SEGMENT                   CONSOLIDATED
                                      WPC         H&H*     UNIMAST    ALL OTHER      TOTAL      ADJUSTMENTS      TOTAL
                                   ----------   --------   --------   ----------   ----------   -----------   ------------
                                                                   (DOLLARS IN THOUSANDS)
1998
Revenues.........................  $1,111,541   $350,286   $205,444   $       --   $1,667,271    $(21,773)     $1,645,498
Intersegment revenues............      21,773         --         --           --       21,773          --          21,773
Net interest expense.............      36,699     13,188      2,462       26,385       78,734        (638)         78,096
Depreciation and amortization....      76,321     15,585      3,381        1,583       96,870          --          96,870
Equity income (loss).............       5,333        588         --         (222)       5,699          --           5,699
Income taxes.....................      (3,101)     7,271        630       18,586       23,386          --          23,386
Segment net income (loss)........      (6,503)     4,785      6,582       36,900       41,764         (93)         41,671
Segment assets...................   1,256,367    668,362     60,697    1,408,086    3,393,512    (681,428)      2,712,084
Investment in equity-method
  subsidiaries...................      69,075      4,507         --       11,396       84,978          --          84,978
Capital expenditures.............      33,595     10,701      3,954           --       48,250          --          48,250
1997
Revenues.........................  $  489,662   $     --   $156,678   $       --   $  646,340    $ (4,244)     $  642,096
Intersegment revenues............       4,244         --         --           --        4,244          --           4,244
Net interest expense.............      27,204         --      2,296           --       29,500        (453)         29,047
Depreciation and amortization....      46,203         --      1,978        1,264       49,445          --          49,445
Equity income (loss).............      (1,206)        --         --         (438)      (1,644)         --          (1,644)
Income taxes.....................    (110,035)        --        488       15,978      (93,569)         --         (93,569)
Extraordinary item...............     (25,990)        --         --           --      (25,990)         --         (25,990)
Segment net income (loss)........    (230,453)        --      1,086       29,673     (199,694)        (68)       (199,762)
Segment assets...................   1,424,568         --     54,538      881,853    2,360,959    (299,039)      2,061,920
Investment in equity-method
  subsidiaries...................      68,742         --         --       11,667       80,409          --          80,409
Capital expenditures.............      33,755         --      3,024           --       36,779          --          36,779
1996
Revenues.........................  $1,110,684   $     --   $133,495   $       --   $1,244,179    $(11,484)     $1,232,695
Intersegment revenues............      11,484         --         --           --       11,484          --          11,484
Net interest expense.............      23,763         --      2,200           --       25,963          --          25,963
Depreciation and amortization....      66,125         --      1,661        1,170       68,956          --          68,956
Equity income (loss).............       9,496         --         --           --        9,496          --           9,496
Income taxes.....................      (7,509)        --        296        3,106       (4,107)         --          (4,107)
Segment net income (loss)........      (5,283)        --        606        5,335          658          --             658
Segment assets...................   1,245,892         --     47,884      703,114    1,996,890    (278,111)      1,718,779
Investment in equity-method
  subsidiaries...................      65,297         --         --       12,106       77,403          --          77,403
Capital expenditures.............      31,188         --      4,248           --       35,436          --          35,436

---------------
* Results prior to April 13, 1998 are not reported in WHX consolidations and therefore have been omitted from this comparison.

     The following is sales and long-lived asset information by geographic area as of and for the years ended December 31,:

GEOGRAPHIC INFORMATION

                                                               REVENUES                     LONG-LIVED ASSETS(1)
                                                  ----------------------------------   ------------------------------
                                                     1996        1997        1998        1996       1997       1998
                                                  ----------   --------   ----------   --------   --------   --------
United States...................................  $1,232,695   $642,096   $1,596,831   $832,815   $819,069   $887,659
Foreign.........................................          --         --       48,667         --         --     16,396
                                                  ----------   --------   ----------   --------   --------   --------
                                                  $1,232,695   $642,096   $1,645,498   $832,815   $819,069   $904,055
                                                  ==========   ========   ==========   ========   ========   ========

     Foreign revenue is based on the country in which the legal subsidiary is domiciled. Revenue from no single foreign country was material to the consolidated revenues of the Company.
---------------
(1) Includes property, plant and equipment and investments in affiliates.

     During 1996 one customer accounted for 11.5% of total revenues.

NOTE S -- ACQUISITION OF HANDY & HARMAN AND OTHER

     The fair value of the assets acquired and liabilities assumed in 1998 acquisitions are as follows:

                                                              HANDY & HARMAN      OTHER
                                                              --------------    ---------
                                                                (DOLLARS IN THOUSANDS)
Current assets..............................................    $ 269,374        $ 2,188
Property, plant & equipment.................................      124,148            503
Other long-term assets......................................      155,426             --
Goodwill....................................................      291,931         10,121
Current liabilities.........................................     (120,790)          (157)
Debt........................................................     (229,600)        (4,320)
Other long-term liabilities.................................      (74,635)            --
                                                                ---------        -------
Purchase price, net of cash acquired........................    $ 415,854        $ 8,335
                                                                =========        =======

     The fair value of property, plant and equipment was determined as of the date of acquisition by independent appraisal.

NOTE T -- QUARTERLY INFORMATION (UNAUDITED)

     Financial results by quarter for the two fiscal years ended December 31, 1997 and 1998 are as follows:

                                                                               BASIC
                                                                             EARNINGS         BASIC       DILUTED
                                                                              (LOSS)        EARNINGS     EARNINGS
                                                                             PER SHARE       (LOSS)       (LOSS)
                                        GROSS       EXTRA-       NET          BEFORE        PER SHARE    PER SHARE
                             NET        PROFIT     ORDINARY     INCOME     EXTRAORDINARY     ON NET       ON NET
                            SALES       (LOSS)      ITEMS       (LOSS)         ITEMS         INCOME       INCOME
                           --------    --------    --------    --------    -------------    ---------    ---------
                                                  (DOLLARS, EXCEPT PER SHARE, IN THOUSANDS)
1997:(1)
  1st Quarter............  $113,632    $(27,520)   $     --    $(40,724)      $(1.92)        $(1.92)      $(1.92)
  2nd Quarter............   128,472     (17,043)         --     (31,107)       (1.58)         (1.58)       (1.58)
  3rd Quarter............   144,612     (28,314)         --     (91,387)       (4.49)         (4.49)       (4.49)
  4th Quarter............   255,380      (5,749)    (25,990)    (36,544)        (.79)         (2.11)       (2.11)
1998:(2)
  1st Quarter............   304,078      34,421          --       1,088         (.21)          (.21)        (.21)
  2nd Quarter............   464,455      88,523          --      14,067          .48            .48          .39
  3rd Quarter............   459,563      79,313       2,241      24,023          .91           1.03          .68
  4th Quarter............   417,402      66,810          --       2,493         (.15)          (.15)        (.15)

---------------
Diluted loss per share would be the same as basic loss per share in loss quarters because conversion of stock options, convertible Series A and Series B Preferred Stock or redeemable Common Stock would be anti-dilutive.

(1) The financial results of the Company for all four quarters of 1997 were adversely affected by the strike. Negative impacts of the strike included the volume effect of lower production on fixed cost absorption, higher levels of external steel purchases, start-up costs and a higher-cost mix of products shipped.

(2) 1998 results reflect the acquisition of H&H from April 13, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the information appearing under the heading "Election of Directors" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

ITEM 11.  MANAGEMENT REMUNERATION

     Incorporated by reference to the information appearing under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information appearing under the heading "Security Ownership" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information appearing under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Wheeling-Nisshin, Inc.:

     In our opinion, the accompanying balance sheets and the related statements of income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Wheeling-Nisshin, Inc. (the Company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers L.L.P.
Pittsburgh, Pennsylvania
February 16, 1999

                             WHEELING-NISSHIN, INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 21,278     $ 22,313
  Investments...............................................    48,659       28,500
  Trade accounts receivable, net of allowance for bad debts
     of $250 in 1998 and 1997 (Note 8)......................    10,262       16,364
  Inventories (Note 3)......................................    13,797       16,793
  Prepaid income taxes......................................     1,507          139
  Deferred income taxes (Note 6)............................     2,654        2,342
  Other current assets......................................       432          622
                                                              --------     --------
          Total current assets..............................    98,589       87,073
Property, plant and equipment, net (Note 4).................   111,788      124,787
Debt issuance costs, net of accumulated amortization of
  $1,792 in 1998 and $1,704 in 1997.........................       109          197
Other assets................................................       602          719
                                                              --------     --------
          Total assets......................................  $211,088     $212,776
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,381     $ 10,684
  Due to affiliates (Note 8)................................     3,968        3,356
  Accrued interest..........................................       237          367
  Other accrued liabilities.................................     3,970        3,260
  Accrued profit sharing....................................     6,290        4,644
  Current portion of long-term debt (Note 5)................     6,775        6,835
                                                              --------     --------
          Total current liabilities.........................    26,621       29,146
Long-term debt, less current portion (Note 5)...............     4,824       11,645
Deferred income taxes (Note 6)..............................    26,271       25,262
Other long-term liabilities (Note 9)........................     2,500        2,500
                                                              --------     --------
          Total liabilities.................................    60,216       68,553
                                                              --------     --------
Commitments and contingencies (Note 8 and 9)................
Shareholders' equity:
  Common stock, no par value; authorized, issued and
     outstanding, 7,000 shares..............................    71,588       71,588
  Retained earnings.........................................    79,284       72,635
                                                              --------     --------
     Total shareholders' equity.............................   150,872      144,223
                                                              --------     --------
          Total liabilities and shareholders' equity........  $211,088     $212,776
                                                              ========     ========

    The accompanying notes are an integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Net Sales (Note 8)..........................................  $379,415    $396,278    $375,658
Cost of goods sold (Note 8).................................   341,877     365,967     335,071
                                                              --------    --------    --------
     Gross profit...........................................    37,538      30,311      40,587
Selling, general and administrative expenses................     6,957       5,608       6,546
                                                              --------    --------    --------
     Operating profit.......................................    30,581      24,703      34,041
                                                              --------    --------    --------
Other income (expense):
  Interest and other income.................................     3,002       2,203       2,539
  Interest expense..........................................      (985)     (1,398)     (1,909)
                                                              --------    --------    --------
                                                                 2,017         805         630
                                                              --------    --------    --------
     Income before income taxes.............................    32,598      25,508      34,671
Provision for income taxes (Note 6).........................    11,949       9,435      13,110
     Net income.............................................  $ 20,649    $ 16,073    $ 21,561
                                                              ========    ========    ========
Earnings per share..........................................  $   2.95    $   2.30    $   3.08
                                                              ========    ========    ========

    The accompanying notes are an integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                              RETAINED
                                                              COMMON STOCK    EARNINGS     TOTAL
                                                              ------------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
Balance at December 31, 1995................................    $71,588       $ 49,001    $120,589
Net income..................................................         --         21,561      21,561
Cash dividends ($1 per share)...............................         --         (7,000)     (7,000)
                                                                -------       --------    --------
Balance at December 31, 1996................................     71,588         63,562     135,150
Net income..................................................         --         16,073      16,073
Cash dividends ($1 per share)...............................         --         (7,000)     (7,000)
                                                                -------       --------    --------
Balance at December 31, 1997................................     71,588         72,635     144,223
Net income..................................................         --         20,649      20,649
Cash dividends ($2 per share)...............................         --        (14,000)    (14,000)
                                                                -------       --------    --------
Balance at December 31, 1998................................    $71,588       $ 79,284    $150,872
                                                                =======       ========    ========

    The accompanying notes are an integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 20,649    $ 16,073    $ 21,561
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    13,396      13,065      12,952
     Loss on disposal of land...............................         6          --          --
     Deferred income taxes..................................       697       1,141       5,330
     Net change in operating assets and liabilities:
       Decrease (increase) in trade accounts receivable.....     6,102       3,401        (730)
       Decrease (increase) in inventories...................     2,996       5,440      (3,467)
       (Increase) decrease in prepaid and accrued income
          taxes.............................................    (1,368)     (3,322)        (51)
       Decrease (increase) in other assets..................       190         197        (636)
       (Decrease) increase in accounts payable..............    (5,303)    (10,542)     12,846
       Increase (decrease) in due to affiliates.............       612       3,356      (6,036)
       Decrease in accrued interest.........................      (130)       (130)       (173)
       (Decrease) increase in other accrued liabilities.....     2,356      (1,989)        945
                                                              --------    --------    --------
          Net cash provided by operating activities.........    40,203      26,690      42,541
                                                              --------    --------    --------
Cash flows from investing activities:
  Capital expenditures, net.................................      (222)       (959)     (1,173)
  Proceeds from sale of land................................        24          --          --
  Purchase of investments...................................   (44,214)    (43,700)    (19,900)
  Maturity of investments...................................    24,055      35,100          --
                                                              --------    --------    --------
          Net cash used in investing activities.............   (20,357)     (9,559)    (21,073)
                                                              --------    --------    --------
Cash flows from financing activities:
  Payments on long-term debt................................    (6,881)     (6,835)    (11,361)
  Payment of dividends......................................   (14,000)     (7,000)     (7,000)
                                                              --------    --------    --------
          Net cash used in financing activities.............   (20,881)    (13,835)    (18,361)
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........    (1,035)      3,296       3,107
Cash and cash equivalents:
  Beginning of the year.....................................    22,313      19,017      15,910
                                                              --------    --------    --------
  End of the year...........................................  $ 21,278    $ 22,313    $ 19,017
                                                              ========    ========    ========
Supplemental cash flow disclosures:
  Cash paid during the year for:
     Interest...............................................  $  1,115    $  1,528    $  2,082
                                                              ========    ========    ========
     Income taxes...........................................  $ 12,622    $ 11,616    $  7,831
                                                              ========    ========    ========
Supplemental schedule of noncash investing and financing
  activities:
  Acquisition of property, plant and equipment included in
     other long-term liabilities (Note 9)...................  $     --    $  2,500    $     --
                                                              ========    ========    ========

    The accompanying notes are an integral part of the financial statements.

                             WHEELING-NISSHIN, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.  DESCRIPTION OF BUSINESS:

     Wheeling-Nisshin, Inc. (the Company) is engaged in the production and marketing of galvanized and aluminized steel products at a manufacturing facility in Follansbee, West Virginia. Principally all of the Company's sales are to ten trading companies located primarily in the United States. At December 31, 1998, Nisshin Holding Incorporated, a wholly-owned subsidiary of Nisshin Steel Co., Ltd., (Nisshin), and Wheeling-Pittsburgh Corporation (Wheeling-Pittsburgh), a wholly owned subsidiary of WHX Corporation, owned 64.3% and 35.7% of the outstanding common stock of the Company, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Investments:

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that securities be classified as trading, held-to-maturity, or available-for-sale. The Company's investments, which consist of certificates of deposit and commercial paper, are classified as held-to-maturity and are recorded at cost. The certificates of deposit amounted to $0 and $28,500 at December 31, 1998 and 1997, respectively, and are maintained at one financial institution. Commercial paper amounted to $48,659 and $0 at December 31, 1998 and 1997, respectively.

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

                             WHEELING-NISSHIN, INC.

  Income Taxes:

     The Company uses SFAS No. 109, "Accounting for Income Taxes", to recognize deferred tax liabilities and assets for the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Earnings per Share:

     In 1997, the Company adopted SFAS No. 128, "Earnings per Share." This statement requires the disclosure of basic and diluted earnings per share and revises the method required to calculate these amounts.

     Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period.

3.  INVENTORIES

     Inventories consist of the following at December 31:

                                                               1998       1997
                                                              -------    -------
Raw materials...............................................  $ 7,576    $ 5,335
Finished goods..............................................    5,711     10,115
                                                              -------    -------
                                                              $13,287    $15,450
                                                              -------    -------
LIFO reserve................................................      510      1,343
                                                              -------    -------
                                                              $13,797    $16,793
                                                              =======    =======

     During 1998, the Company revised its LIFO valuation approach to valuing inventories at December 31, 1998. The effect of this change was to decrease inventories and income before income taxes by approximately $1,593 and net income by approximately $1,009. Additionally, during 1998, certain inventory quantities were reduced resulting in a liquidation of LIFO inventories, the effect of which decreased net income by approximately $102.

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following at December 31:

                                                               1998        1997
                                                             --------    --------
Buildings..................................................  $ 34,674    $ 34,665
Land improvements..........................................     3,097       3,097
Machinery and equipment....................................   165,569     164,893
Office equipment...........................................     3,262       3,725
                                                             --------    --------
                                                              206,602     206,380
Less accumulated depreciation and amortization.............   (95,816)    (82,625)
                                                             --------    --------
                                                              110,786     123,755
Land.......................................................     1,002       1,032
                                                             --------    --------
                                                             $111,788    $124,787
                                                             ========    ========

     Depreciation expense was $13,191, $12,846 and $12,715 in 1998, 1997, and
1996, respectively.

                             WHEELING-NISSHIN, INC.

5.  LONG-TERM DEBT

     Long-term debt consists of the following at December 31:

                                                               1998       1997
                                                              -------    -------
Industrial revenue bonds for the second production line
  accruing interest at .625% over the LIBOR rate, as
  adjusted for periods ranging from three months to one
  year, as elected by the Company. The interest rate on the
  bonds was 6.66% at December 31, 1998 and 6.53% at December
  31, 1997. The bonds are payable in 17 equal semi-annual
  installments of $3,353 plus interest through March 2000...  $11,529    $18,235
West Virginia Economic Development Authority (WVEDA) loan
  accruing interest at 4%, payable in monthly installments
  of $2 including interest through January 2001 was repaid
  in 1998...................................................       --         67
Capital lease obligations accruing interest at rates ranging from 10% to 13.8%, payable in monthly installments through
  January 2000..............................................       70        178
                                                              -------    -------
                                                               11,599     18,480
Less current portion........................................    6,775      6,835
                                                              -------    -------
                                                              $ 4,824    $11,645
                                                              =======    =======

     The industrial revenue bonds are collateralized by substantially all property, plant and equipment and are guaranteed by Nisshin. In addition, the industrial revenue bonds provide that dividends may not be declared or paid without the prior written consent of the lender. Such approval was obtained for the dividends paid in years 1998, 1997 and 1996.

     The annual maturities on all long-term debt for each of the five years ending December 31 are: $6,775 in 1999; $4,824 in 2000; and $0 thereafter.

6.  INCOME TAXES

     The provision for income taxes for the years ended December 31 consist of:

                                                       1998       1997      1996
                                                      -------    ------    -------
Current:
  U.S. Federal......................................  $10,543    $7,771    $ 7,366
  State.............................................      709       523        414
Deferred............................................      697     1,141      5,330
                                                      -------    ------    -------
                                                      $11,949    $9,435    $13,110
                                                      =======    ======    =======

     Reconciliation of the federal statutory and effective tax rates for 1998, 1997 and 1996 are as follows:

                                                              1998    1997    1996
                                                              ----    ----    ----
Federal statutory rate......................................  35.0%   35.0%   35.0%
State income taxes..........................................   1.6     1.5     1.2
Other, net..................................................   0.1     0.5     1.6
                                                              ----    ----    ----
                                                              36.7%   37.0%   37.8%
                                                              ====    ====    ====

                             WHEELING-NISSHIN, INC.

     The deferred tax assets and liabilities recorded on the balance sheets as of December 31 are as follows:

                                                               1998       1997
                                                              -------    -------
Deferred tax assets:
  Accrued expenses..........................................  $ 1,143    $ 1,120
  Other.....................................................    1,511      1,222
                                                              -------    -------
                                                                2,654      2,342
                                                              -------    -------
Deferred tax liabilities:
  Depreciation and amortization.............................   22,729     23,781
  Other.....................................................    3,542      1,481
                                                              -------    -------
                                                               26,271     25,262
                                                              -------    -------
                                                              $23,617    $22,920
                                                              =======    =======

     The Company has received two separate tax credits for new business investment and jobs expansion (Supercredits) in West Virginia. The Supercredits may only be applied to offset the West Virginia income tax liability generated by the specific business expansion that created the credit. The first Supercredit was granted in 1988 and expired in 1997. However, the Company has approximately $2,500 of credit carryforwards attributed to the 1988 investment that may be used to offset the company's West Virginia income tax liability for the three taxable years ended 2000.

     The second Supercredit granted in 1993 can be used to offset up to $5,958 annually of West Virginia income tax attributable to the 1993 investment through the 2002 tax year. A portion on any unused credit may be carried forward for three taxable years thereafter.

     A valuation allowance for the entire amount of the Supercredits has been recognized in the accompanying financial statements. Accordingly, as the Supercredits are utilized, a benefit is recognized through a reduction of the current state income tax provision. Such benefit amounted to approximately $1,120 in 1998, $876 in 1997 and $1,058 in 1996.

7.  EMPLOYEE BENEFIT PLANS

  Retirement Plan:

     The Company has a noncontributory, defined contribution plan which covers eligible employees. The plan provides for Company contributions ranging from 2% to 6% of the participant's annual compensation based on their years of service. The Company's contribution to the plan was $490 in 1998, $415 in 1997 and $336 in 1996.

  Profit-Sharing Plan:

     The Company has a nonqualified profit-sharing plan for eligible employees, providing for cash distributions to the participants in years when income before income taxes is in excess of $500. These contributions are based on an escalating scale from 5% to 15% of income before income taxes. The profit-sharing expense, which includes the profit-sharing contribution and the related employer payroll taxes, was $6,290 in 1998, $4,644 in 1997 and $6,505 in 1996.

  Postretirement Benefits:

     In December 1996, the Company adopted a defined benefit postretirement plan which covers eligible employees. Generally, the plan calls for a stated percentage of medical expenses reduced by deductibles and other coverages. The plan is currently unfunded. The postretirement benefit expense was $68 for 1998, 1997 and 1996. Accrued postretirement benefits were approximately $203 and $135 at December 31, 1998 and 1997, respectively.

8.  RELATED PARTY TRANSACTIONS:

     The Company has an agreement with Wheeling-Pittsburgh under which the Company has agreed to purchase a specified portion of its required raw materials through the year 2013. The Company purchased $164,473, $24,533 and $161,380 of raw materials and processing services from Wheeling-Pittsburgh in 1998, 1997 and 1996,

                             WHEELING-NISSHIN, INC.

respectively. The amounts due Wheeling-Pittsburgh for such purchases are included in due to affiliates in the accompanying balance sheets.

     The Company sells products to Wheeling-Pittsburgh. Such sales totaled $1,916, $6,408, and $6,511 in 1998, 1997 and 1996, respectively, of which $228 and $880 remained unpaid at December 31, 1998 and 1997, respectively, and are included in trade accounts receivable in the accompanying balance sheets. The Company also sells products to Unimast, Inc., an affiliate of Wheeling-Pittsburgh. Such sales totaled $333, $435 and $1,537 in 1998, 1997 and 1996, respectively, of which $0 and $10 remained unpaid at December 31, 1998 and 1997, respectively, and were included in trade accounts receivable in the accompanying balance sheets.

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

     The claims were litigated in the Court of Common Pleas of Allegheny County, Pennsylvania, in a jury trial, which commenced on January 5, 1996. A verdict in the amount of $6,700 plus interest of $1,900 was entered against the Company on October 2, 1996. After the verdict, the plaintiffs requested the trial court to award counsel fees in the amount of $2,422 against the Company. The motions for counsel fees plus interest were granted by the court to the plaintiffs in June 1997.

     The Company filed appeals from the judgments to the Superior Court of Pennsylvania in 1997. Post-judgment interest accrues during the appeal period. Additionally, the Company has posted a bond approximating $12,000 that will be held by the court pending the appeals. On December 31, 1998, a three-judge panel of the Superior Court ruled in favor of the Company's appeals vacating the October 2, 1996 adverse verdict and the award of counsel fees and remanded the case for a new trial. The original plaintiffs have requested the Superior Court hear reargument of the case. The Company has been advised by its Special Counsel that it has various legal bases for relief, if a new trial were to be held; however, since litigation is subject to many uncertainties, the Company is presently unable to predict the outcome of this matter. In 1997, the Company recorded a liability in the amount of $2,500 related to these matters, which was capitalized in property, plant and equipment as cost overruns in the accompanying balance sheets. There is at least a reasonable possibility that the ultimate resolution of these matters may have a material effect on the Company's results of operations or cash flows in the year of final determination. Any portion of the ultimate resolution for interest, penalties and counsel fees will be charged to results of operations.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The estimated fair values and the methods used to estimate those values are disclosed below:

  Investments:

     The fair values of commercial paper and certificates of deposit were $48,844 and $28,890 at December 31, 1998 and 1997, respectively. These amounts were determined based on the investment cost plus interest receivable at December 31, 1998 and 1997.

  Long-Term Debt:

     Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, fair value approximates the carrying value.

     (a) 3. Exhibits

   2.1 Confirmation Order of the United States Bankruptcy Court for the Western District of Pennsylvania, dated December 18,
        1990, containing the Amended Joint Plan of Reorganization of
        Wheeling-Pittsburgh Steel Corporation, dated October 18,
        1990, as modified and approved -- Incorporated herein by reference to Exhibit 2.1 to WPC's Form 8-K filed December
        28, 1990.
   2.2  Form of Plan and Agreement of Merger, dated as of July 26,
        1994 among WPC, WHX and WHEELING-PITTSBURGH STEEL
        CORPORATION Merger Co. -- Incorporated herein by reference to Exhibit 2.2. to Company's Form S-4 Registration Statement
        (No. 33-53591).
   3.1 Certificate of Incorporation of the Company -- Incorporated herein by reference to Exhibit 3.2 to the Company's Form S-4
        Registration Statement (No. 33-53591).
   3.2 Amended and Restated By-laws of the Company -- Incorporated herein by reference to Exhibit 3.2 to the 1997 Form 10-K.
   4.1  Indenture ("Senior Note Indenture"), between WPC and Bank
        One, Columbus, NA, as Trustee -- Incorporated herein by reference to Exhibit 4.1 to WPC's Form S-4 Registration
        Statement (No. 333-43867).
   4.2  Term Loan Agreement dated as of November 20, 1997 between
        Wheeling-Pittsburgh Corporation and DLJ Capital Funding,
        Inc., as syndication agent, and the lenders party thereto -- Incorporated herein by reference to Exhibit 4.2 to the 1997 Form 10-K.
   4.3  Amendment No. 1 to Term Loan Agreement dated as of December
        31, 1997 between Wheeling-Pittsburgh Corporation and DLJ
        Capital Funding, Inc., as syndication agent, and the Lenders party thereto -- Incorporated herein by reference to Exhibit
        4.3 to the 1997 Form 10-K.
   4.4  Second Amended and Restated Credit Agreement dated December
        28, 1995, among WPSC, the lenders party thereto, and Citibank, N.A., as Agent -- Incorporated herein by reference to Exhibit 10.11 to the 1995 Form 10-K.
   4.5  Amendment No. 1 to the Second Amended and Restated Credit
        Agreement dated as of December 30, 1996 among WPSC, the lenders party thereto and Citibank, N.A. as Agent -- Incorporated herein by reference to Exhibit 10.13 to the 1996 Form 10-K.
   4.6  Amendment No. 2 to the Second Amended and Restated Credit
        Agreement dated as of June 30, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent -- Incorporated herein by reference to Exhibit 4.6 to the 1997 Form 10-K.
   4.7  Amendment No. 3 to the Second Amended and Restated Credit
        Agreement dated as of September 30, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent -- Incorporated herein by reference to Exhibit 4.7 to the 1997 Form 10-K.
   4.8  Amendment No. 4 to the Second Amended and Restated Credit
        Agreement dated as of November 19, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent -- Incorporated herein by reference to Exhibit 4.8 to the 1997 Form 10-K.
   4.9  Amendment No. 5 to the Second Amended and Restated Credit
        Agreement dated as of November 28, 1997 among WPSC, the lenders party thereto and Citibank, N.A., as Agent
         -- Incorporated herein by reference to Exhibit 4.9 to the 1997 Form 10-K.
  *4.10 Amendment No. 6 to the Second Amended and Restated Credit
        Agreement dated as of September 30, 1998 among WPSC, the lenders party thereto and Citibank, N.A., as Agent.
  *4.11 Credit Agreement dated as of July 30, 1998 among Handy &
        Harman, Handy & Harman of Canada, Limited, Handy & Harman
        Europe Limited, Rigby-Maryland (Stainless) Limited and
        Indiana Tube Danmark A/S and the Initial Lenders, Initial
        Issuing Banks and Swing Line Bank named therein and Citicorp
        USA, Inc. as collateral agent and administrative agent.
  10.1  Form of Key Employee Deferred Compensation
        Agreement -- Incorporated herein by reference to Exhibit
        10.1 to the 1990 10-K.
  10.2  Cooperation Agreement dated February 7, 1984 between the
        Company and Nisshin Steel Co., Ltd. -- Incorporated herein by reference to Exhibit 10.24 to the Company's Form S-1
        Registration Statement No. 2-89295 as filed with the Securities and Exchange Commission on February 7, 1984.
  10.3 Close Corporation and Shareholder's Agreement effective as of March 24, 1994, by and among Dong Yang Tinplate America
        Corp., WPC, Nittetsu Shoji American, Inc. and Ohio Coatings
        Company -- Incorporated herein by reference to Exhibit 10.3 to the 1997 Form 10-K.

     10.4  Second Amended and Restated Shareholders Agreement dated as of November 12, 1990 between the Company and
           Nisshin Steel Co. Ltd. -- Incorporated herein by reference to Exhibit 10.9 to the 1990 10-K.
     10.5  Management Agreement dated as of January 3, 1991 between the Company and WPN Corp. -- Incorporated herein by reference to Exhibit 10.11 to the 1990 10-K.
     10.6  Amendment No. 1 to Management Agreement dated as of January 1, 1993 between the Company and WPN
           Corp.-Incorporated herein by reference to Exhibit 10.8 to the Company's Form S-2 Registration Statement filed
           February 23, 1993 (the "February Form S-2").
     10.7  Amendment No. 2 to Management Agreement dated as of April 11, 1994 between the Company and WPN Corp. --
           Incorporated herein by reference to Exhibit 10.9 to the 1994 Form 10-K.
     10.8  Amendment No. 3 to Management Agreement dated as of April 1, 1996 between the Company and WPN
           Corporation -- Incorporated herein by reference to Exhibit 10.9 to the 1996 Form 10-K.
    *10.9  Amendment No. 4 to Management Agreement dated as of April 13, 1998 between the Company and WPN Corporation.
    10.10  1991 Incentive and Nonqualified Stock Option Plan of the Company -- Incorporated herein by reference to Exhibit
           10.13 to the Company's Form S-2 Registration Statement (No. 33-43139).
    10.11  1993 Directors and Non-Employee Officers Stock Option Plan -- Incorporated herein by reference to Exhibit 4.D to WPC's Form S-8 filed April 8, 1994.
    10.12  1997 Directors Stock Option Plan -- Incorporated herein by reference to Exhibit 10.11 to the 1997 Form 10-K.
   *10.13  WPN Corp. Stock Option Grant Letter dated July 29, 1993.
    10.14  WPN Corp. Stock Option Grant Letter dated August 4, 1997 -- Incorporated herein by reference to Exhibit 10.12 to the 1997 Form 10-K.
    10.15  Pooling and Servicing Agreement dated as of August 1, 1994, among Wheeling-Pittsburgh Funding, Inc., WPSC and
           Bank One, Columbus, NA -- Incorporated herein by reference to Exhibit 4.13 to the WPC's Form S-1 Registration
           Statement dated February 24, 1995.
   *10.16  Agreement by and between Handy & Harman and Arnold Nance dated May 1, 1998 (as amended by Amendment No. 1 to
           Employment Agreement dated December 21, 1998).
   *10.17  Agreement dated as of April 23, 1998 by and between the Company and James G. Bradley.
   *10.18  Agreement dated as of April 17, 1998 by and between the Company and Robert D. LeBlanc.
   *10.19  Amended and Restated Agreement dated as of December 24, 1998 by and between the Company and Paul J. Mooney.
    *21.1  Subsidiaries of Registrant.
    *23.1  Consent of PricewaterhouseCoopers LLP
    *27.   Financial Data Sheet

---------------
* filed herewith.

     (b) REPORTS ON FORM 8-K.

         NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has signed this report by the undersigned, thereunto duly authorized in the City of New York, State of New York on March 17, 1999.

WHX CORPORATION

By /s/ JAMES G. BRADLEY                                     March 18, 1999
-----------------------------------------------------       -----------------------------------------------------
   James G. Bradley, Executive Vice President of WHX        Date
   Corporation and President and Chief Executive
   Officer of Wheeling-Pittsburgh Steel Corporation
   (Co-Principal Executive Officer)

By /s/ ROBERT D. LEBLANC                                    March 18, 1999
-----------------------------------------------------       -----------------------------------------------------
   Robert D. LeBlanc, Executive Vice President of WHX       Date
   Corporation and President and Chief Executive
   Officer of Handy & Harman
   (Co-Principal Executive Officer)

                               POWER OF ATTORNEY

     WHX Corporation and each of the undersigned do hereby appoint Ronald LaBow and Marvin Olshan, and each of them severally, its or his true and lawful attorney to execute on behalf of WHX Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


By /s/ ARNOLD G. NANCE                                      March 18, 1999
-------------------------------------------------           -----------------------------------------------------
   Arnold G. Nance, Vice President --                       Date
   Finance (Principal Accounting Officer)

By /s/ RONALD LABOW                                         March 18, 1999
-------------------------------------------------           -----------------------------------------------------
   Ronald LaBow, Chairman of the Board                      Date

By /s/ NEIL D. ARNOLD                                       March 18, 1999
-------------------------------------------------           -----------------------------------------------------
   Neil D. Arnold, Director                                 Date

By /s/ PAUL W. BUCHA                                        March 18, 1999
-------------------------------------------------           -----------------------------------------------------
   Paul W. Bucha, Director                                  Date

By /s/ ROBERT A. DAVIDOW                                    March 18, 1999
-------------------------------------------------           -----------------------------------------------------
   Robert A. Davidow, Vice Chairman                         Date

By /s/ WILLIAM GOLDSMITH                                    March 18, 1999
-------------------------------------------------           -----------------------------------------------------
   William Goldsmith, Director                              Date

By /s/ MARVIN L. OLSHAN                                     March 18, 1999
-------------------------------------------------           -----------------------------------------------------
   Marvin L. Olshan, Director                               Date

By /s/ ROBERT D. LEBLANC                                    March 18, 1999
-------------------------------------------------           -----------------------------------------------------
   Robert D. LeBlanc, Director &                            Date
   Executive Vice President
   (Co-Principal Executive Officer)

By /s/ RAYMOND S. TROUBH                                    March 18, 1999
-------------------------------------------------           -----------------------------------------------------
   Raymond S. Troubh, Director                              Date