Form 10-Q
period 1999-03-31
WHX CORP
filed 1999-05-14
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            MARCH 31, 1999
                                    --------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________


         FOR QUARTER ENDED MARCH 31, 1999        COMMISSION FILE NUMBER 1-2394


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of May 7, 1999 was 16,992,085 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                         QUARTER ENDED MARCH 31,
                                                         -----------------------
                                                             1999         1998
                                                             ----         ----
                                                      (In thousands except per share)
NET SALES                                                  $396,925     $304,078
---------

OPERATING COSTS
            Cost of goods sold                              349,137     269,657
            Depreciation and amortization                    26,776      20,756
            Selling, administrative and general expense      36,126      18,024
                                                          ---------   ---------

                                                            412,039     308,437
                                                          ---------   ---------

OPERATING (LOSS)                                            (15,114)     (4,359)
                                                          ---------   ---------

            Interest expense on debt                         21,335       9,847
            Other income (expense)                          (17,276)     15,783
                                                          ---------   ---------

INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEM           (53,725)      1,577
                                                          ---------   ---------

            Tax provision (benefit)                         (17,233)        489
                                                          ---------   ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                     (36,492)      1,088

            Extraordinary income-net of tax                     896        --
                                                          ---------   ---------

NET INCOME (LOSS)                                           (35,596)      1,088

Dividend requirement for Preferred Stock                      5,152       5,152
                                                          ---------   ---------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK              $ (40,748)  $  (4,064)
                                                          =========   =========


        BASIC AND DILUTED INCOME (LOSS) PER SHARE OF
             COMMON STOCK

        Income (loss) before extraordinary item           $   (2.45)  $   (0.21)
        Extraordinary item - net of tax                        0.05        --
                                                          ---------   ---------

             Net income (loss) per share                  $   (2.40)  $   (0.21)
                                                          =========   =========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                                MARCH 31,                       DECEMBER 31,
                                                                  1999                               1998
                                                                  ----                               ----
                                                                     (Dollars and shares in thousands)
ASSETS                                                        (Unaudited)
Current Assets:
        Cash and cash equivalents                                $13,576                       $    16,004
        Short term investments                                   684,140                           702,082
        Trade receivables - net                                  132,252                            97,552
        Inventories:
             Finished and semi-finished products                 207,210                           210,225
             Raw materials                                       101,354                            98,710
             Other materials and supplies                         20,722                            33,373
             Precious metals                                     138,153                           122,653
             Excess of LIFO over current cost                      1,124                             2,169
                                                             ---------------------------------------------
                                                                 468,563                           467,130

        Other current assets                                      10,854                            11,136
                                                             ---------------------------------------------
                             Total current assets              1,309,385                         1,293,904

Property, plant and equipment at cost, less
        accumulated depreciation and amortization                810,029                           819,077
Deferred income taxes                                            128,368                           110,935
Intangible asset - pensions                                       50,449                            50,449
Intangibles, net of amortization                                 286,366                           288,216
Other non-current assets                                         133,748                           149,503
                                                             ---------------------------------------------
                                                              $2,718,345                        $2,712,084
                                                             =============================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                          $163,257                         $ 132,412
        Short-term borrowings                                    587,601                           559,501
        Deferred income taxes - current                           69,551                            69,551
        Other current liabilities                                146,747                           122,950
        Long-term debt due in one year                             1,612                               612
                                                             ---------------------------------------------
                            Total current liabilities            968,768                           885,026

Long-term debt                                                   865,516                           893,356
Pension liability                                                  7,470                             5,952
Other employee benefit liabilities                               421,845                           423,225
Other liabilities                                                 53,767                            54,383
                                                             ---------------------------------------------
                                                               2,317,366                         2,261,942
                                                             ---------------------------------------------
Redeemable Common Stock - 295 shares
        and 298 shares                                             3,584                             3,630
                                                             ---------------------------------------------

Stockholders' Equity:
        Preferred Stock $.10 par value -
             5,883 shares                                            589                               589
        Common Stock - $.01 par value -
             16,691 shares and 17,545 shares                         167                               175
        Accumulated other
             comprehensive income (loss)                           4,475                             5,472
        Additional paid-in capital                               575,431                           582,795
        Accumulated (deficit) earnings                          (183,267)                         (142,519)
                                                             ---------------------------------------------
Total stockholders' equity                                       397,395                           446,512
                                                             ---------------------------------------------
                                                              $2,718,345                        $2,712,084
                                                             =============================================

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         1999                     1998*
                                                                         ----                     -----
                                                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                              $ (35,596)                $  1,088
        Non cash income and expenses:
             Depreciation and amortization                                26,776                   20,756
             Other post employment benefits                                1,220                    2,150
             Income taxes                                                (17,471)                     322
             (Gain) loss on sale of assets                                 2,480                   (8,748)
             Equity income in affiliated companies                        (1,828)                    (974)
             Pension expense                                               1,518                    5,556
             Minority interest                                               296                       --
             Premium on early debt retirement (net of tax)                  (896)                      --
        Decrease (increase) in working capital elements,
             Trade receivables                                           (34,700)                 (26,849)
             Trade receivables sold                                           --                   15,500
             Inventories                                                  (1,433)                   2,105
             Other current assets                                            282                    5,463
             Trade payables                                               30,845                   16,124
             Other current liabilities                                    23,797                    7,221
             Short term investments (trading) - net                       17,263                 (232,727)
             Trading account borrowings                                   48,102                  267,432
        Other items - net                                                  1,349                   (1,585)
                                                                       -----------------------------------
             Net cash provided by operating activities                    62,004                   72,834
                                                                       -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Short term investments-available for sale                             --                   21,508
        Plant additions and improvements                                 (18,526)                  (7,478)
        Investment in affiliates                                           1,031                       --
        Acquisition of Handy & Harman, net of cash                            --                  (35,178)
        Other Investments                                                     --                   (8,335)
        Dividends from affiliates                                          5,000                    5,000
        Proceeds from sale of property                                         8                       --
                                                                       ----------------------------------
             Net cash used in investing activities                       (12,487)                 (24,483)
                                                                       ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on long-term borrowings                                 (26,840)                     (66)
        Minority interest                                                   (357)                      --
        Short term borrowings (payments)                                 (20,002)                 (34,856)
        Common stock purchased                                            (7,784)                 (10,050)
        Letter of credit collateralization                                 8,229                      415
        Preferred stock dividends paid                                    (5,152)                  (5,152)
        Redemption of equity issues                                          (39)                     356
                                                                       ----------------------------------
             Net cash used in financing activities                       (51,945)                 (49,353)
                                                                       ----------------------------------

DECREASE IN CASH AND
        CASH EQUIVALENTS                                                  (2,428)                  (1,002)
Cash and cash equivalents
        at beginning of period                                            16,004                    1,002
                                                                       ----------------------------------

CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                                $ 13,576                   $   --
                                                                       ==================================

   See notes to consolidated financial statements.
   * Reclassified

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

                 The consolidated balance sheet as of March 31, 1999, the consolidated statement of operations for the three month periods ended March 31, 1999 and 1998, and the consolidated statement of cash flows for the three month periods ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position at March 31, 1999 and the results of operations and changes in cash flows for the periods presented have been made.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

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

BUSINESS SEGMENTS

                 The Company is a holding company that has been structured to acquire and operate a diverse group of businesses on a decentralized basis, with a corporate staff providing strategic direction and support. The Company's primary business currently is Wheeling-Pittsburgh Corporation (WPC), a vertically integrated manufacturer of value-added flat rolled steel products. The Company's other principal businesses include Handy & Harman (H&H), a diversified industrial manufacturing company whose business units encompass (a) manufacturing and selling of metal wire, cable and tubing products primarily stainless steel and specialty alloys; (b) manufacturing and selling of precious metals products and precision electroplated material and molded parts; and (c) manufacturing and selling of other specialty products supplied to roofing, construction, do-it-yourself, natural gas, electric and water industries; and Unimast Incorporated (Unimast), a leading manufacturer of steel framing and other products for commercial and residential construction. See Segment disclosures in Note 11.

NOTE 1 - HANDY & HARMAN ACQUISITION

                 On April 13, 1998, the Company completed the acquisition of H&H and merged it with a wholly-owned subsidiary of the Company (the "Merger"). The acquisition was accounted for as a purchase business combination in accordance with APB 16. Accordingly, the assets and liabilities of H&H have been adjusted to reflect their relative fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a period of 40 years. The Company financed the transaction through cash on hand and a private placement of debt securities.

NOTE 2 - 10 1/2% SENIOR NOTES

                 On April 7, 1998, the Company closed a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior NoteS due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of H&H and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended. During the first quarter of 1999, the Company purchased and retired $20.5 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in a $0.9 million gain, net of tax.

NOTE 3 - EARNINGS PER SHARE

                 The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. In the computation of diluted earnings per common share in the first quarter of 1999 and 1998, the conversion of preferred stock and redeemable common stock and exercise of options would have had an anti-dilutive effect. A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                      For the Quarter Ended March 31, 1999

                                                      Income               Shares         Per-Share
                                                     (Numerator)        (Denominator)       Amount
                                                     -----------        -------------       ------

Income before extraordinary item                        (36,492)
Less: Preferred stock dividends                           5,152

BASIC AND DILUTED EPS
Income (loss) available to                            ---------             ------          ------
       common stockholders                             $(41,644)            17,001          $(2.45)


                                                      For the Quarter Ended March 31, 1998
                                                      ------------------------------------

                                                      Income               Shares         Per-Share
                                                     (Numerator)        (Denominator)      Amount
                                                     -----------        -------------      ------

Net Income                                              1,088
Less: Preferred stock dividends                         5,152

BASIC AND DILUTED EPS
Income (loss) available to
                                                      --------             ------          -------
       common stockholders                            $(4,064)             18,942          $(0.21)
                                                      ========             ======          =======


                 Outstanding stock options granted to officers, directors, key employees and others totaled 5.1 million shares of Common Stock at March 31, 1999.

REDEEMABLE COMMON STOCK

                  Certain present and former employees of the Company have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of March 31, 1999 redeemable common stock outstanding totaled 295,394 shares.

NOTE 4 - COMPREHENSIVE INCOME

                  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's first quarter 1999 comprehensive loss of $36.6 million consists of a net loss of $35.6 million and other comprehensive loss of $1.0 million, net of tax related to an unrealized loss on available-for-sale securities and foreign exchange translation adjustment. The comprehensive loss for the comparable period in 1998 of $1.7 million consists of net income of $1.1 million and other comprehensive loss of $2.8 million, net of tax related to an unrealized loss on available-for-sale securities.

NOTE 5 - SHORT TERM INVESTMENTS

                 Net unrealized holding losses on trading securities included in other income for the first quarter of 1999 and 1998 were a loss of $23.6 million and $7.4 million, respectively.

NOTE 6 - WPSC SALES OF RECEIVABLES

                  Accounts receivable at March 31, 1999 and 1998 exclude $95.0 million and $84.5 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from 5.3875% to 6.125% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial. The agreement expires in August 1999 and a new agreement is currently being renegotiated.

NOTE 7 - WPSC REVOLVING CREDIT FACILITY

                  On April 30, 1999 Wheeling-Pittsburgh Steel Corporation ("WPSC") entered into a Third Amended and Restated Revolving Credit Facility ("WPSC Revolving Credit Facility") with Citibank, N.A. as agent. The WPSC Revolving Credit Facility, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for Letters of Credit. The WPSC Revolving Credit Facility expires May 2, 2003. Interest rates are based on the Citibank Prime Rate Plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the prior WPSC Revolving Credit Facility at March 31, 1999 totaled $50.0 million. Letters of credit outstanding under the prior WPSC Revolving Credit Facility were $2.5 million at March 31, 1999.

NOTE 8 - HANDY & HARMAN CREDIT FACILITIES

                  On July 30, 1998 H&H entered into a $300 million Senior Secured Credit facility (the "Facilities") with Citibank, N.A. as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million 6-year Delayed Draw Term Loan Facility, (iii) a $50 million 6-year Term Loan A Facility, and (iv) a $125 million 8-year Term Loan B Facility. Interest under the Facilities is calculated at a rate determined either using (i) the Citibank prime rate or (ii) the LIBOR Rate, plus the Applicable Margin in effect from time to time. Applicable Margin means a percentage per annum determined by reference to the Total Leverage Ratio of H&H. The rates in effect until June 30, 1999 are (a) in the case of the Term A Facility, the Delayed Draw Facility and the Revolving Credit Facility calculated at LIBOR + 1.75% and (b) in the case of the Term B Facility, calculated at LIBOR + 2.50%. Borrowings under the

        Facilities are secured by the pledge of 100% of the capital stock of all of H&H's active U.S. subsidiaries and 65% of the stock of H&H's non-U.S. subsidiaries. In addition H&H has provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its active subsidiaries. The Facilities have certain financial covenants restricting indebtedness, liens and distributions. The Company has entered into a cancelable interest-rate swap to convert $125 million of its variable-rate debt to a fixed rate with Citibank, N.A. New York. The fixed rate is 4.53 percent, effective January 4, 1999, with a termination date of January 5, 2004; PROVIDED, HOWEVER, Citibank may designate July 5, 2000 as the termination date. Borrowings outstanding under the Facilities at March 31, 1999 totaled $239.7 million, including $16.2 million of letters of credit outstanding.

NOTE 9 - UNIMAST REVOLVING CREDIT AGREEMENT

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

                  Borrowings  are  secured  primarily  by 100%  of the  eligible inventory and fixed assets of Unimast, and its subsidiaries. Following the expiration of the sale of receivables (See Note 6), borrowings will be additionally secured by accounts receivable. The terms of the RCA contain various restrictive covenants limiting dividend payments, major acquisitions or other distribution of assets, as defined in the RCA. Certain financial covenants associated with leverage, net worth, capital spending and interest coverage must be maintained. Borrowings outstanding against the RCA at March 31, 1999 totaled $2.0 million. No letters of credit were outstanding under the RCA.


NOTE 10 - CONTINGENCIES

ENVIRONMENTAL MATTERS

                  The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites, reclamation will be between $2.5 and $3.0 million. At several other sites the Company estimates costs of aggregate less than $1.0 million. The Company is currently funding its share of remediation costs.

                  The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $12.4 million, $9.5 million and $2.1 million for 1997, 1998 and the three months ended March 31, 1999, respectively. The Company anticipates spending approximately $21.7 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $5.5 million in 1999, $5.8 million in 2000, $6.0 million in 2001 and $4.4 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                  Non-current accrued environmental liabilities totaled $12.5 million at March 31, 1999. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

NOTE 11 - REPORTED SEGMENTS

                  The Company's reportable operating segments consists of WPC, H&H and Unimast, each providing their own unique products and services. Each of these segments is independently managed and requires different production technology and marketing and distribution channels. The accounting policies of the segments are consistent with those of the Company.

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

                  The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales for the first quarters of 1999 and 1998.

FIRST QUARTER OF 1999

                                                                             ALL          SEGMENT                      CONSOLIDATED
                                 WPC            H&H          UNIMAST        OTHER          TOTAL        ADJUSTMENTS       TOTAL
                                 ---            ---          -------        -----          -----        -----------       -----

Revenue from  external
    customers                  $250,048      $109,540        $53,077      $    -       $412,665        ($15,740)        $396,925
Intersegment revenues            15,740           -              -             -         15,740               -           15,740
Segment net income (loss)
                                (20,267)        1,220          2,791     (19,340)       (35,596)              -          (35,596)


FIRST QUARTER OF 1998

                                                                             ALL          SEGMENT                      CONSOLIDATED
                                 WPC            H&H*         UNIMAST        OTHER          TOTAL        ADJUSTMENTS       TOTAL
                                 ---            ---          -------        -----          -----        -----------       -----

Revenue from
  external customers           $259,122           -          $48,559      $    -        $307,681          ($3,603)      $304,078
Intersegment revenues             3,603           -                -           -           3,603                -          3,603
Segment net income (loss)
                                 (8,951)          -              894       9,145           1,088                -          1,088


* Results prior to April 13, 1998 are not reported in WHX consolidations and therefore have been omitted from this comparison.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

                  On March 31, 1998, the Company announced that it had entered into a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A private placement to qualified institutional buyers. The closing on the privatE placement of 10 1/2% Senior Notes occurred April 7, 1998. The net proceeds of $340.4 million from the offering were used to finance a portion of thE acquisition of H&H ("H&H") and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuanT to an exchange offer registered under the Securities Act of 1933, as amended (the "Securities Act").

                  On April 13, 1998 the Company completed the acquisition of H&H and merged it with a wholly-owned subsidiary of the Company. The transaction has a total value of approximately $651.4 million, including the assumption of approximately $229.6 million in debt. The Company financed the transaction through cash on hand and the private placement of its 10 1/2% Senior Notes.

                  In May, 1998 WHX completed the merger of its pension plan with the pension plan of H&H. Under the terms of the merged WHX Pension Plan, there are a series of benefit structures, that essentially continue the various pension plans for employees of both plans as they existed before the merger.

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

 RESULTS OF OPERATIONS

                  Net sales for the first quarter of 1999 were $396.9 million as compared to $304.1 million in the first quarter of 1998. Sales increased primarily due to the acquisition of H&H. Sales declined by $9.1 million at the Company's WPC operations in the face of increased volume offset by continued weakness in steel prices.

                  Operating costs for the first quarter of 1999 increased to $412.0 million from $308.4 million. The increase in operating costs reflects the increased volume of shipments at WPC's operations and the inclusion of H&H operations in the first quarter.

                  Depreciation and amortization expense increased $6.0 million to $26.8 million in the first quarter of 1999 from $20.8 million in the comparable period in 1998, due to asset acquisitions during the period at WPC and the inclusion of H&H in 1999. Amortization increased $2.0 reflecting the goodwill acquired in the H&H acquisition.

                  Selling, administrative and general expense for the first quarter of 1999 increased $18.1 million to $36.1 million from $18.0 million in the comparable period in 1998 due primarily to the acquisition of H&H in the second quarter 1998.

                  Interest expense for the first quarter 1999 increased $11.5 million to $21.3 million from the comparable period in 1998 reflecting the acquisition debt issued in connection with the purchase of H&H as well as the assumption and refinancing of H&H outstanding indebtedness.

                  Other income (expense) was a $17.3 million loss in the first quarter of 1999 as compared to $15.8 million of income in 1998's first quarter. The change in other income (expense) is due primarily to unrealized losses on short-term investments in fixed income securities.

                 The 1999 first quarter tax provision reflects an estimated annual effective tax rate of 32%, as compared to 37% annual effective rate in 1998.

                  Net loss for the 1999 first quarter totaled $35.6 million, or a loss of $2.40 per share of common stock after deduction of preferred dividends. The 1998 first quarter net income was $1.1 million, or a loss of $0.21 per share of common stock after deduction of preferred dividends.

FINANCIAL POSITION

                  Net cash flow provided by operating activities for the first quarter of 1999 totaled $62.0 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $65.4 million of funds in the 1999 first quarter. Working capital accounts (excluding cash, short-term investments, short-term borrowings and current maturities of long term debt) provided $18.8 million of funds. Accounts receivable increased by $34.7 million, trade payables increased $30.8 million, and other current liabilities increased $23.8 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $468.6 million at March 31, 1999, an increase of $1.4 million from December 31, 1998. The increase in accounts receivable is due to increased shipments at WPC.

                  In the first quarter period of 1999, $18.5 million was spent on capital improvements including $2.1 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain, and where necessary, upgrade operating facilities to remain competitive and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years, will approximate depreciation expense and represent a material use of operating funds.

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

                  Borrowings  are  secured  primarily  by 100%  of the  eligible inventory and fixed assets of Unimast, and its subsidiaries. Following the expiration of the sale of receivables (See Note 6), borrowings will be additionally secured by accounts receivable. The terms of the RCA contain various restrictive covenants limiting dividend payments, major acquisitions or other distribution of assets, as defined in the RCA. Certain financial covenants associated with leverage, net worth, capital spending and interest coverage must be maintained. Borrowings outstanding against the RCA at March 31, 1999 totaled 2.0 million. No letters of credit were outstanding under the RCA.

                  On July 30, 1998 H&H entered into a $300 million Senior Secured Credit facility (the "Facilities") with Citibank USA Inc. as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million 6-year Delayed Draw Term Loan Facility, (iii) a $50 million 6-year Term Loan A Facility, and (iv) a $125 million 8-year Term Loan B Facility. Interest under the Facilities is calculated at a rate determined either using (i) the Citibank prime rate or (ii) LIBOR, plus the Applicable Margin in effect from time to time. Applicable Margin means a percentage per annum determined by reference to the total leverage ratio of H&H. The rates in effect until June 30, 1999 are (a) in the case of the Term A Facility, the Delayed Draw Facility and the Revolving Credit Facility, calculated at LIBOR + 1.75% and (b) in the case of the Term B Facility, calculated at LIBOR + 2.50%. Borrowings under the Facilities are secured by the pledge of 100% of the capital stock of all H&H's active U.S. subsidiaries and 65% of the stock of H&H's non-U.S. subsidiaries. In addition, H&H provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries. The Facilities have certain financial covenants restricting indebtedness, liens and distributions. In addition, the Facilities required H&H to procure an interest rate hedge agreement covering a notional amount of not less than $125 million for a period of no less than three years. H&H has entered into a cancelable interest-rate swap to convert $125 million of its variable-rate debt to a fixed rate with Citibank, N.A. New York. The fixed rate is 4.53 percent, effective January 4, 1999, with a termination date of January 5, 2004; provided however Citibank may designate July 5, 2000 as the termination date. The Facilities replaced H&H's $125 million Senior Notes due 2004 and its unsecured Revolving Credit Facility. Borrowings outstanding under the Facilities at March 31, 1999 totaled $239.7 million. Letters of credit outstanding under the Facilities totaled 16.2 at March 31, 1999.

                  On April 7, 1998, the Company closed a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior NoteS due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of H&H and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which werE issued pursuant to an exchange offer registered under the Securities Act. During the first quarter of 1999, the Company purchased $20.5 million aggregate principal amount of 10 1/2% Senior Notes in the open market for $19.1 million. Since issuance, the Company has purchased $68.5 millioN aggregate principal amount of 10 1/2% Senior Notes in the open market, leaving the total amount of Senior Notes outstanding at $281.5 million.

                  In November 1997, Wheeling-Pittsburgh Corporation, a wholly owned subsidiary of the Company, ("WPC") issued $275.0 million principal amount of 9 1/4% Senior Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 9 1/4% Senior Notes were exchaNGEd for identical notes which were issued pursuant to an exchange offer registered under the Securities Act. The proceeds from the 9 1/4% Senior NoteS and the Term Loan Agreement were used to defease $266.2 million of 9?% Senior Notes due 2003 and to pay down borrowings under the WPSC Revolving Credit Facility.

                  In November 1997 WPC also entered into a Term Loan Agreement with DLJ Capital Funding, Inc., as syndication agent, pursuant to which it borrowed $75.0 million. The Term Loan Agreement matures on November 15, 2006. Amounts outstanding under the Term Loan Agreement bear interest at either (i) the Base Rate (as defined therein) plus 2.25% or
        (ii) the LIBOR (as defined therein) plus 3.25%. WPC's obligations under the Term Loan Agreement will be guaranteed by WPC's outstanding present and future operating subsidiaries.

                  On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("WPSC Revolving Credit Facility") with Citibank, N.A. as agent. The

        WPSC Revolving Credit Facility, as amended, provides for borrowings for general corporate purposes up to $150 million and a $25 million sub-limit for letters of credit. The WPSC Revolving Credit Facility expires May 2, 2003. Interest rates are based on the Citibank Prime Rate Plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the prior WPSC Revolving Credit Facility at March 31, 1999 totaled $50.0 million. Letters of credit outstanding under the prior WPSC Revolving Credit Facility were $2.5 million at March 31, 1999.

                  In May, 1998 WHX completed the merger of its pension plan with the pension plan of its wholly owned H&H subsidiary. Under the terms of the merged WHX Pension Plan, there are a series of benefit structures, which essentially continue the various pension plans for employees of the WPSC and H&H plans as they existed before the merger.

                  At the time of the merger of the pension plans, the assets in the H&H pension plans exceeded the plans' liabilities by approximately $155 million. At that time, the liabilities of the WHX pension plan exceeded their assets by approximately $150 million. The pension plan merger thus eliminates both the underfunding in the WHX pension plan and the Company's balance sheet liability at the merger date, and will materially reduce the Company's net periodic pension expense in future periods. Furthermore, based on the Company's current actuarial assumptions, the merged pension plan is expected to be fully funded for several years according to the Internal Revenue Code. The merger therefore eliminates approximately $135 million of future cash funding obligations of the Company over the next four years.

                  During the first quarter 1999, the Company repurchased and retired 0.9 million shares of Common Stock for $7.8 million. The Company may, from time to time, continue to purchase additional shares of Common Stock and Preferred Stock. Since the initiation of the repurchase program in October 1994, the Company has repurchased on the open market and retired 12.3 million shares of its Common Stock and 0.6 million shares of its Preferred Stock for an aggregate purchase price of approximately $150.8 million.

LIQUIDITY

                  As of March 31, 1999, the Company had cash and short-term investments, net of related investment borrowings, of $162.1 million. During the first quarter of 1999, the Company purchased $20.5 million aggregate principal amount of its 10 1/2% Senior Notes due 2005 in the open market.

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

                  The Company announced on October 5, 1998 that it had purchased approximately 2.2 million shares of stock, a 9.9 percent stake, in Global Industrial Technologies Inc. ("Global") for $14.9 million. Global is a Dallas-based industrial tool and special equipment products company. On December 17, 1998, the Company commenced a tender offer for any and all outstanding shares of Global that it does not already own at $10.50 per share. The purpose of the offer is for the Company to acquire control of, and ultimately the entire equity interest in, Global. As of April 15, 1999, each of the Rights Condition, the Supermajority Condition and the Business Combination Condition (each as defined in the Offer to Purchase) has not been satisfied. The offer is currently scheduled to expire on May 20, 1999, unless further extended.

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

                  Mainframe business systems are 100% Year 2000 compliant; external data interfaces, mainframe software, voice and data systems and internal networks and personal computers are anticipated to be Year 2000 compliant by June 30, 1999; 85% of the process control systems are currently Year 2000 compliant. Building controls are substantially Year 2000 compliant at this time. Supplier and customer survey's are substantially complete.

                  The total costs associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Year 2000 Project is $4.0 million. The total amount expended on the project through March 31, 1999 is $2.75 million. Funds are being provided to the project through departmental expenses budgeted for at the beginning of this project.

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

                                     *******

                  When used in the Management's Discussion and Analysis, the words "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop market and sell its products, the effects of competition and pricing, the impact of the acquisition of H&H and the Company and industry shipment levels and the effect of Year 2000 on the Company, its customers and suppliers. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  On October 27, 1998, WPC filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese mills and three Russian mills alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. WPC asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the US District Court for the Southern District of Ohio. WPC subsequently amended its complaint to allege violations of the 1916 Antidumping Act by nine trading companies. The amended complaint seeks treble damages and injunctive relief. The Court dismissed WPC's state law causes of action, but allowed it to proceed with its claims under the 1916 Antidumping Act.

                  The case has been set for trial on August 16, 1999. WPC has reached out-of-court settlements with four of the nine steel trading companies named in this lawsuit.

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



                                 WHX CORPORATION


                                 /s/ Arnold Nance
                                 --------------------------------
                                      Arnold Nance
                                      Vice President-Finance
                                      (Principal Accounting Officer)

May 13, 1999