Form 10-Q
period 1999-06-30
WHX CORP
filed 1999-08-11
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended          June 30, 1999
                                     ---------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________________ to _______________


         For Quarter Ended June 30, 1999        Commission File Number 1-2394


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The number of shares of Common Stock issued and outstanding as of July 30, 1999 was 16,670,225 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Quarter Ended June 30,   Six Months Ended June 30,
                                                 -------------------------  -------------------------
                                                      1999        1998*     1999        1998*
                                                         (In thousands except per share)

Net Sales                                          $ 413,783  $ 464,455  $ 810,708   $ 768,533

Operating Costs
      Cost of goods sold                             335,625    375,932    684,762     645,589
      Depreciation and amortization                   25,899     25,881     52,675      46,637
      Selling, administrative and general expense     36,717     33,064     72,843      51,088
                                                   --------------------  ---------------------

                                                     398,241    434,877    810,280     743,314
                                                   --------------------  ---------------------

Operating Income                                      15,542     29,578        428      25,219

      Interest expense on debt                        21,644     21,480     42,979      31,327
      Other income                                    30,049     13,595     12,773      29,378
                                                   --------------------  ---------------------

Income (Loss) Before Taxes and Extraordinary Item     23,947     21,693    (29,778)     23,270

      Tax provision (benefit)                          8,515      7,626     (8,718)      8,115
                                                   --------------------  ---------   ---------

Income (Loss) Before Extraordinary Item               15,432     14,067    (21,060)     15,155
                                                   --------------------  ---------------------

      Extraordinary income-net of tax                   --         --          896        --
                                                   --------------------  ---------------------

Net Income (Loss)                                     15,432     14,067    (20,164)     15,155
                                                   --------------------  ---------------------

Dividend requirement for Preferred Stock               5,152      5,152     10,304      10,304
                                                   --------------------  ---------------------

Net Income (Loss) Applicable to Common Stock       $  10,280  $   8,915  $ (30,468)  $   4,851
                                                   ====================  =====================

Basic income (loss) per share of
      Common Stock

Income (loss) before extraordinary item            $    0.62  $    0.48  $   (1.86)  $    0.26
Extraordinary item - net of tax
                                                        -          -          0.05         -
                                                   --------------------  ---------------------
        Net income (loss) per share                $    0.62  $    0.48  $   (1.81)  $    0.26
                                                   ====================  =====================

Income (loss) per share of
        Common Stock-assuming dilution

Income (loss) before extraordinary item            $    0.46  $    0.39  $   (1.86)  $    0.25
Extraordinary item - net of tax                         -          -          0.05         -
                                                   --------------------  ---------------------
        Net income (loss) per share -
          assuming dilution                        $    0.46  $    0.39  $   (1.81)  $    0.25
                                                   ====================  =====================


See notes to consolidated financial statements.
* Reclassified

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                                                     June 30,       December 31,
                                                                                       1999             1998
                                                                                       ---------------------
                                                                                  (Dollars and shares in thousands)
ASSETS                                                                            (Unaudited)
Current Assets:
        Cash and cash equivalents                                                 $    11,454            16,004
        Short term investments                                                        211,259           702,082
        Trade receivables - net                                                       125,934            97,552
        Inventories:
             Finished and semi-finished products                                      235,967           210,225
             Raw materials                                                            108,522            98,710
             Other materials and supplies                                              22,206            33,373
             Precious metals                                                          130,742           122,653
             Excess of LIFO over current cost                                           2,376             2,169
                                                                                  -----------------------------
                                                                                      499,813           467,130

        Other current assets                                                           21,617            11,136
                                                                                  -----------------------------
                                   Total current assets                               870,077         1,293,904

Property, plant and equipment at cost, less
        accumulated depreciation and amortization                                     810,538           819,077
Deferred income taxes                                                                 123,463           110,935
Intangible asset - pensions                                                            50,449            50,449
Intangibles, net of amortization                                                      284,516           288,216
Other non-current assets                                                              139,671           149,503
                                                                                  -----------------------------
                                                                                  $ 2,278,714        $2,712,084
                                                                                  =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                                            $   174,654        $ 132,412
        Short-term borrowings                                                         146,996          559,501
        Deferred income taxes - current                                                68,851           69,551
        Other current liabilities                                                     130,045          122,950
        Long-term debt due in one year                                                  1,638              612
                                                                                  -----------------------------
                                   Total current liabilities                          522,184          885,026

Long-term debt                                                                        869,279          893,356
Pension liability                                                                       8,988            5,952
Other employee benefit liabilities                                                    413,121          423,225
Other liabilities                                                                      58,613           54,383
                                                                                  -----------------------------
                                                                                    1,872,185        2,261,942
                                                                                  -----------------------------
Redeemable Common Stock - 289 shares
        and 298 shares                                                                  3,472            3,630
                                                                                  -----------------------------

Stockholders' Equity:
        Preferred Stock $.10 par value -
             5,883 shares                                                                 589              589
        Common Stock - $.01 par value -
             16,741 shares and 17,545 shares                                              167              175
        Accumulated other
             comprehensive income (loss)                                                 (611)           5,472
        Additional paid-in capital                                                    575,899          582,795
        Accumulated (deficit) earnings                                               (172,987)        (142,519)
                                                                                  -----------------------------
Total stockholders' equity                                                            403,057          446,512
                                                                                  -----------------------------
                                                                                  $ 2,278,714       $2,712,084
                                                                                  =============================

See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                                   1999              1998*
                                                                   ----              -----
                                                                    (Dollars in thousands)
Cash flows from operating activities:
        Net income (loss)                                         $ (20,164)  $  15,155
        Non cash income and expenses:
             Depreciation and amortization                           52,675      46,637
             Other post employment benefits                          (1,467)     (2,150)
             Income taxes                                            (9,988)      3,710
             (Gain) loss on sale or disposition of assets             2,578          (3)
             Equity income in affiliated companies                   (3,339)     (3,136)
             Pension expense                                          3,036       7,277
             Minority interest                                          633         329
             Premium on early debt retirement (net of tax)             (896)       --
        Decrease (increase) in working capital elements:
             Trade receivables                                      (31,607)    (43,806)
             Trade receivables sold                                   3,225      25,000
             Inventories                                            (32,683)     (2,021)
             Other current assets                                   (10,481)     22,558
             Trade payables                                          42,242         296
             Other current liabilities                                6,395      13,209
             Short term investments (trading) - net                 482,533      73,490
             Trading account borrowings                            (440,121)    (23,557)
        Other items - net                                            (4,871)       (489)
                                                                  ---------------------
             Net cash provided by operating activities               37,700     132,499
                                                                  ---------------------

Cash flows from investing activities:
        Short term investments-available for sale                      --       (22,418)
        Plant additions and improvements                            (43,688)    (22,779)
        Investment in affiliates                                      2,181        --
        Acquisition of Handy & Harman, net of cash                     --      (366,147)
        Other Investments                                              --        (8,335)
        Dividends from affiliates                                     5,000       5,000
        Proceeds from sale of property                                  654         148
                                                                  ---------------------
             Net cash used in investing activities                  (35,853)   (414,531)
                                                                  ---------------------

Cash flows from financing activities:
        Long term debt proceeds, net of issuance cost                  --       340,375
        Payments on long-term borrowings                            (23,051)     (2,232)
        Minority interest                                              (956)       (103)
        Short term borrowings (payments)                             27,616     (36,233)
        Common stock purchased                                       (7,784)    (10,050)
        Letter of credit collateralization                            8,229         820
        Preferred stock dividends paid                              (10,304)    (10,304)
        Redemption of equity issues                                    (147)        504
                                                                  ---------------------
             Net cash provided by (used in) financing activities     (6,397)    282,777
                                                                  ---------------------

Increase (decrease) in cash and
        cash equivalents                                             (4,550)        745

Cash and cash equivalents
        at beginning of period                                       16,004       1,002
                                                                  ---------------------

Cash and cash equivalents
        at end of period                                            $11,454      $1,747
                                                                  =====================

   See notes to consolidated financial statements.
   * Reclassified

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General
                 The consolidated balance sheet as of June 30, 1999, the consolidated statement of operations for the three and six month periods ended June 30, 1999 and 1998, and the consolidated statement of cash flows for the six month periods ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position at June 30, 1999 and the results of operations and changes in cash flows for the periods presented have been made.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

Business Segments
                 The Company is a holding company that has been structured to acquire and operate a diverse group of businesses on a decentralized basis, with a corporate staff providing strategic direction and support. The Company's primary business currently is Wheeling-Pittsburgh Corporation, which together with its wholly-owned subsidiaries Wheeling-Pittsburgh Steel Corporation, Pittsburgh-Canfield Corporation
        and Wheeling Construction Products, Inc. (collectively WPC), is a vertically integrated manufacturer of value-added flat rolled steel products. The Company's other principal businesses include Handy & Harman (H&H).a diversified manufacturing company whose business units encompass (a) manufacturing and selling of metal wire, cable and tubing products primarily stainless steel and specialty alloys; (b) manufacturing and selling of precious metals products and precision electroplated material and molded parts; and (c) manufacturing and selling of other specialty products supplied to roofing, construction, do-it-yourself, natural gas, electric and water industries; and Unimast Incorporated (Unimast), a leading manufacturer of steel framing and other products for commercial and residential construction. See Segment disclosures in Note 9.

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

Note 2 - 10 1/2% Senior Notes
                 On April 7, 1998, the Company closed a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of H&H and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended. During the first quarter of 1999, the Company purchased and retired $20.5 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in a $0.9 million gain, net of tax. At June 30, 1999 the Company has $281.5 million aggregate principal amount outstanding.

Note 3 - Earnings Per Share
                 The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. In the computation of diluted earnings per common share in the six month period of 1999, the conversion of preferred stock and redeemable common stock and exercise of options would have had an anti-dilutive effect. In the computation of diluted earnings per common share in the six month period of 1998, the conversion of preferred stock would have had an anti-dilutive effect. A reconciliation of the income and shares used in the computation follows:

Reconciliation of Income and Shares in EPS Calculation
(in thousands except per share amounts)

                                               For the Quarter Ended June 30, 1999    For the Six Months Ended June 30, 1999
                                               -----------------------------------    --------------------------------------
                                                 Income        Shares       Per-Share    Income         Shares         Per-share
                                               (Numerator)  (Denominator)     Amount   (Numerator)   (Denominator)       Amount
                                               -----------  -------------     ------   -----------   -------------       ------
Income before extraordinary item                 $15,432                                $(21,060)
Less: Preferred stock dividends                    5,152                                  10,304
                                                 -------                                --------
Basic EPS
     Income available to
       common stockholders                        10,280     16,708         $0.62        (31,364)       16,854           (1.86)

Effect of Dilutive Securities
     Options                                                      6
     Convertible preferred stock                   5,152     16,506
     Redeemable common stock                                    289

Diluted EPS
     Income available to common                  -------     ------         -----       --------        ------           -------
      stockholders+ assumed conversions          $15,432     33,509         $0.46       $(31,364)       16,854           $(1.86)
                                                 ===============================================================================

                                               For the Quarter Ended June 30, 1999    For the Six Months Ended June 30, 1999
                                               -----------------------------------    --------------------------------------
                                                 Income        Shares       Per-Share    Income         Shares         Per-share
                                               (Numerator)  (Denominator)     Amount   (Numerator)   (Denominator)       Amount
                                               -----------  -------------     ------   -----------   -------------       ------
Income before extraordinary item                 $14,067                                $15,155
Less: Preferred stock dividends                    5,152                                 10,304
                                                 -------                                -------

Basic EPS
     Income available to
       common stockholders                         8,915        18,452        $0.48       4,851          18,502          $0.26

Effect of Dilutive Securities
     Options                                                       875                                      761
     Convertible preferred stock                   5,152        16,506                                        -
     Redeemable common stock                                       310                                      310

Diluted EPS
     Income available to common                  -------        ------        -----     -------         ------           -----
      stockholders+ assumed conversions          $14,067        36,143        $0.39     $ 4,851          19,573          $0.25
                                                 =============================================================================

     Outstanding stock options granted to officers, directors, key employees and others totaled 5.2 million shares of Common Stock at June 30, 1999.

Redeemable Common Stock
                 Certain present and former employees of the Company have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of June 30, 1999 redeemable common stock outstanding totaled 289,436 shares.

Note 4 - Comprehensive Income
                 The Company's second quarter 1999 comprehensive income of $10.3 million consists of net income of $15.4 million and other comprehensive loss of $5.1 million, net of tax related to a reclassification adjustment for equity securities transferred from available-for-sale to the trading category during the period and foreign exchange translation adjustments. Comprehensive income for the comparable period in 1998 of $5.7 million consists of net income of $14.1 million and other comprehensive loss of $8.4 million, net of tax related to an unrealized loss on available-for-sale securities and foreign exchange translation loss.

Note 5 - Short Term Investments
                 Net unrealized holding gains on trading securities held at period end included in other income for the second quarter of 1999 and 1998 were gains of $25.6 million and $11.4 million, respectively. In the second quarter of 1999, the Company reclassified $26.2 million of available-for-sale investments to the trading category and recorded an unrealized gain upon transfer of $11.3 million. Net unrealized holding gains on trading securities held at period end included in other income for the six month periods ended June 30, 1999 and 1998 were gains of $29.0 million and $12.1 million, respectively.

Note 6 - WPC Sales of Receivables
                 On May 27, 1999, WPC renegotiated its Receivables Facility to sell up to $100 million on similar terms and conditions to its previous facility. The agreement expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of the Company, withdrew from participation in the Receivables Facility, pursuant to terms of it's Credit Facility established on November 24, 1998. Accounts receivable at June 30, 1999 and December 31, 1998 exclude $98.2 million and $95.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under the Receivables Facility range from approximately 4.9% to 7.42% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

Note 7 - WPC Revolving Credit Facility
                 On April 30, 1999 WPC entered into a Third Amended and Restated Revolving Credit Facility ("WPC Revolving Credit Facility") with Citibank, N.A. as agent. The WPC Revolving Credit Facility, as amended, provides for borrowings for general corporate purposes up to $150 million including a $25 million sub-limit for Letters of Credit. The WPC Revolving Credit Facility expires May 2, 2003. Interest rates are based on the Citibank Prime Rate Plus 1.25% and/or a Eurodollar rate plus 2.25%.

        The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the WPC Revolving Credit Facility at June 30, 1999 totaled $94.6 million. Letters of credit outstanding under the WPC Revolving Credit Facility were $0.1 million at June 30, 1999.

Note 8 - Contingencies

Environmental Matters

                 The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $2.5 and $3.0 million. At several other sites the Company estimates costs in the aggregate of less than $1.0 million. The Company is currently funding its share of remediation costs.

                 The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $12.4 million, $9.5 million and $4.2 million for 1997, 1998 and the six months ended June 30, 1999, respectively. The Company anticipates spending approximately $22.7 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $6.9 million in 1999, $3.5 million in 2000, $6.7 million in 2001 and $5.6 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                  Non-current accrued environmental liabilities totaled $15.3 million at June 30, 1999. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

                 Based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and
        information   available   to  the  Company  on  pending   judicial   and
        administrative proceedings, the Company does not expect its environmental compliance and liability costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition or annual results of operations of the Company. However, as new information comes into the Company's possession, it will continue to reassess such evaluations.

Note 9 - Reported Segments
                 The Company's reportable operating segments consists of WPC, H&H and Unimast, each providing their own unique products and services. Each of these segments is independently managed and requires different production technology and marketing and distribution channels. The accounting policies of the segments are consistent with those of the Company.

                 For the periods presented, intersegment sales and transfers were conducted as if the sales or transfers were to third parties, that is, at prevailing market prices. Income taxes are allocated to the segments in accordance with the Company's tax sharing agreements, which generally requires separate segment tax calculations.

                 The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales for the second quarters and six months ended June 30, 1999 and 1998.


Quarter ended June 30, 1999
                                                                 All     Segment                 Consolidated
                              WPC           H&H       Unimast   Other     Total    Adjustments       Total
                              ---           ---       -------   -----     -----    -----------       -----
                                                             (Dollars in thousands)
Revenue from  external
    Customers              $ 255,799   $ 118,913  $  52,795  $    --    $ 427,507  $ (13,724)  $ 413,783
Intersegment revenues         13,724        --         --         --       13,724       --        13,724
Segment net income (loss)
                           $  (5,450)  $   2,013  $   3,105  $  15,764  $  15,432       --     $  15,432

Quarter ended June 30, 1998
                                                                 All     Segment                 Consolidated
                              WPC         H&H     Unimast     Other     Total    Adjustments       Total
                              ---         ---     -------   -----     -----    -----------       -----
                                                             (Dollars in thousands)
Revenue from
  external customers       $288,767    $128,713  $ 50,807    $ --       $468,287  $ (3,832)       $464,455
Intersegment revenues         3,832        --        --        --          3,832      --             3,832
Segment net income (loss)
                           $  6,092    $  4,378  $  1,210    $2,387     $ 14,067      --          $ 14,067

Six months ended June 30, 1999
                                                                 All        Segment                Consolidated
                               WPC        H&H       Unimast     Other        Total    Adjustments     Total
                                ---        ---       -------     -----        -----    -----------     -----
                                                                  (Dollars in thousands)
Revenue from  external
    Customers              $ 505,847   $ 228,453  $ 105,872   $    --     $ 840,172   $ (29,464)  $ 810,708
Intersegment revenues         29,464        --         --          --        29,464        --        29,464
Segment net income (loss)
                           $ (25,717)  $   3,233  $   5,896   $  (3,576)  $ (20,164)       --     $ (20,164)

Six months ended June 30, 1998
                                                                 All     Segment                 Consolidated
                               WPC        H&H*       Unimast    Other     Total     Adjustments    Total
                               ---        ---        -------    -----     -----     -----------    -----
                                                           (Dollars in thousands)
Revenue from
  external customers       $ 547,888   $ 128,713  $  99,366  $    --    $ 775,967  $  (7,434)  $ 768,533
Intersegment revenues          7,434        --         --         --        7,434       --         7,434
Segment net income (loss)
                           $  (2,859)  $   4,378  $   2,104  $  11,532  $  15,155       --     $  15,155

* Results prior to April 13, 1998 are not reported in WHX consolidations and therefore have been omitted from this comparison.

PART I

Item 2. Management's Discussion and Analysis

Overview
                 The Company continues to pursue strategic alternatives to maximize the value of its portfolio of businesses. Some of these alternatives have included, and will continue to include selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future, provide information to interested parties regarding portions of its businesses for such purposes.

Results of Operations
                 Net sales for the second quarter of 1999 were $413.8 million as compared to $464.5 million in the second quarter of 1998, a decline of $50.7 million. Sales declined by $33.0 million at the Company's WPC operations as increased steel shipments were offset by a continued weakness in steel prices. WPC's sales were also negatively impacted as a result of reduced sales of coke during the second quarter of 1999 as compared to the second quarter of 1998, which included selling excess coke produced during it's ten-month strike which ended August 1997. Sales declined by $9.8 million at H&H principally due to lower pass-thru precious metal pricing (primarily silver), and lower stainless steel pricing. Sales increased $2.0 million at Unimast.

                 Operating costs for the second quarter of 1999 decreased to $398.2 million from $434.9 million in the second quarter of 1998. Operating costs decreased by $18.0 million at the Company's WPC operations reflecting lower raw material costs and the absence of coke sales as compared to the second quarter of 1998. Included in WPC's 1999 second quarter operating costs is a $9.0 million settlement with certain insurance carriers that releases and terminates all rights, obligations and liabilities of the insurance companies with respect to the subject insurance policies. In the second quarter of 1998, WPC recorded $9.8 million of income as a result of insurance recoveries related to various environmental sites. H&H's operating costs in the second quarter decreased by $8.0 compared to the second quarter 1998 reflecting lower raw material costs, specifically pass-thru precious metals prices.

                 Selling, administrative and general expense for the second quarter of 1999 increased $3.6 million to $36.7 million from $33.1 million in the comparable period in 1998 due primarily to increased marketing efforts at all operating segments.

                 Other income increased $16.5 million to $30.1 million in the second quarter of 1999 as compared to $13.6 million in 1998's second quarter. The increase is due primarily to unrealized gains on equity securities which included a transfer of certain securities from available-for-sale into the trading category.

                 Net income for the 1999 second quarter totaled $15.4 million, or $0.62 per share of common stock after deduction of preferred stock dividends. The 1998 second quarter net income was $14.1 million, or $0.48 per share of common stock after deduction of preferred stock dividends. On a diluted basis, net income per common share was $0.46 in second quarter 1999 compared to $0.39 per share in second quarter 1998.

                 Net sales for the first six months of 1999 totaled $810.7 million as compared to $768.5 million for the first six months of 1998. The increase is due to the H&H acquisition in the 1998 second quarter, offset by declining sales at the Company's WPC operations reflecting continued weakness in steel prices.

                 Operating costs for the first six months of 1999 increased to $810.3 million from $743.3 million in the 1998 first six months. The increase in operating costs reflects the inclusion of H&H, offset by lower raw material costs at all operating segments in the second quarter of 1999.

                 Depreciation and amortization expense increased $6.1 million to $52.7 million in the first six months of 1999 from $46.6 million in the comparable period in 1998, principally due to the second quarter 1998 acquisition of H&H.

                 Selling,  administrative  and general expense for the first six months of 1999 increased $21.7 million to $72.8 million from $51.1 million in the comparable period in 1998 due primarily to the acquisition of H&H in the second quarter of 1998, as well as increased marketing efforts at all of the Company's operating segments.

                 Interest expense for the first six months of 1999 increased $11.7 million to $43.0 million from the comparable period in 1998 reflecting the acquisition debt issued for the purchase of H&H as well as the addition of H&H outstanding indebtedness.

                 Other income decreased $16.6 million to $12.8 million in the first six months of 1999, compared to $29.4 million in the 1998 first six months. The change in other income is due primarily to losses on short term investments in fixed income securities, partially offset by unrealized gains on equity securities which included a transfer of certain securities from available-for-sale into the trading category.

                 The 1999 six month tax provision reflects an estimated annual effective tax rate of 29% versus a 1998 six month rate of 35%. The decrease in the 1999 effective tax rate reflects changes in estimated annual pre-tax income.

                  Loss before extraordinary items in the first six months of 1999 totaled $21.1 million, or $1.86 per share of common stock after deduction of preferred stock dividends. The extraordinary income of $1.4 million ($0.9 million net of tax) reflects the gain on early debt retirement of $20.5 million of the 10 1/2% Senior Notes. The 1998 first six month net income totaled $15.2 million, or $0.26 per share of common stock after deduction of preferred stock dividends.

Financial Position
                 Net cash flow  provided by operating  activities  for the first half of 1999 totaled $37.7 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $42.4 million of funds in the 1999 first half. Working capital accounts (excluding cash, short-term investments, short-term borrowings and current maturities of long term debt) used $22.9 million of funds. Accounts receivable increased by $31.6 million (excluding a $3.2 million sale of trade receivables under the WPC Receivables Facility), trade payables increased $42.2 million, and other current liabilities increased $6.4 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $499.8 million at June 30, 1999, an increase of $32.7 million from December 31, 1998.

                 In the first half of 1999, $43.7 million was spent on capital improvements including $4.2 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain, and where necessary, upgrade operating facilities to remain competitive and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years, will approximate depreciation expense and represent a material use of operating funds.

                  The Company's operating segments WPC, H&H and Unimast each maintain separate and distinct credit facilities with various financial institutions and are mutually exclusive of one another.

                 On May 27, 1999, WPC renegotiated its Receivables Facility to sell up to $100 million on similar terms and conditions to its previous facility. The Receivables Facility expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of the Company, withdrew from participation in the Receivables Facility. Accounts receivable at June 30, 1999 and December 31, 1998 exclude $98.2 million and $95.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from approximately 4.9% to 7.42% of the outstanding amounts of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

                 On April 30, 1999, WPC entered into a Third Amended and Restated Revolving Credit Facility ("WPC Revolving Credit Facility") with Citibank, N.A. as agent. The WPC Revolving Credit Facility, as amended, provides for borrowings for general corporate purposes up to $150 million including a $25 million sub-limit for letters of credit. The WPC Revolving Credit Facility expires May 2, 2003. Interest rates are based on the Citibank Prime Rate Plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance.

                 Borrowings   outstanding   against  the  WPC  Revolving  Credit
        Facility at June 30, 1999 totaled $94.6 million. Letters of credit outstanding under the WPC Revolving Credit Facility were $0.1 million at June 30, 1999.

                 Borrowings   outstanding   against  the  H&H  Revolving  Credit
        Facility at June 30, 1999 totaled $52.1 million. Letters of credit outstanding under the H&H Revolving Credit Facility were $14.6 million at June 30, 1999.

                 Borrowings outstanding against the Unimast Revolving Credit Facility at June 30, 1999 totaled $5.0 million. There are no letters of credit outstanding at June 30, 1999.

                 During the first half of 1999, the Company repurchased and retired 0.9 million shares of Common Stock for $7.8 million. The Company may, from time to time, continue to purchase additional shares of Common Stock and Preferred Stock. Since the initiation of the repurchase program in October 1994, the Company has repurchased in the open market and retired 13.2 million shares of its Common Stock and 0.6 million shares of its Preferred Stock for an aggregate purchase price of approximately $158.6 million.

Liquidity
                 As of June 30, 1999, the Company had cash and short-term investments, net of related investment borrowings, of $175.3 million. During the first half of 1999, the Company purchased $20.5 million aggregate principal amount of its 10 1/2% Senior Notes due 2005 in the open market.

                 Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the Revolving Credit Facilities and other long term facilities and funds generated from operations. The

        Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations and financial condition.

                 The Company on July 14, 1999 announced that in light of the announced proposed merger between Global Industrial Technologies, Inc.
        (GIX) and RHI AG it has decided to discontinue its tender offer for all of the outstanding shares of Global stock. As of June 30, 1999 WHX owned 2,173,800 shares of GIX common stock. Pursuant to the merger agreement, all Global shareholders are entitled to receive $13 per share in cash.

Year 2000 Project
                 WHX's company wide Year 2000 Project is proceeding on schedule. The project addresses all aspects of computing in the Company including mainframe systems, external data interfaces to customers, suppliers, banks and government, mainframe controlling software, voice and data systems, internal networks and personal computers, plant process control systems, building controls, and surveying major suppliers and customers to assure their readiness.

                 Mainframe business systems, external data interfaces, mainframe software, voice and data systems and internal networks and personal computers are in all material respects Year 2000 compliant. 95% of the process control and auxiliary systems are currently Year 2000 compliant and it's anticipated they will be 100% compliant in the third quarter. Building controls are substantially Year 2000 compliant at this time. Supplier and customer surveys are substantially complete and critical suppliers are expected to be 100% compliant by the end of the third quarter.

                 The total cost associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Year 2000 Project is $4.0 million. The total amount expended on the project through June 30, 1999 is $2.850 million.

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

New Accounting Standards
                 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS133). This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of other comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in the past. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.
                                     *******

                 When used in the Management's Discussion and Analysis, the words "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop, market and sell its products; the effects of competition and pricing; the impact of the acquisition of H&H; the Company and industry shipment levels; and the effect of Year 2000 on the Company, its customers and suppliers. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.


PART II Other Information

ITEM 1. LEGAL PROCEEDINGS
                 On October 27, 1998, WPC filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese mills and three Russian mills alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. WPC asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the US District Court for the Southern District of Ohio. WPC subsequently amended its complaint to allege violations of the 1916 Antidumping Act by nine trading companies. The amended complaint seeks treble damages and injunctive relief. The Court dismissed WPC's state law causes of action, but allowed it to proceed with its claims under the 1916 Antidumping Act. In early June 1999, the U.S. District Court issued an order holding that injunctive relief is not available as a remedy under the 1916 Antidumping Act. WPC has appealed the Court's decision to the Sixth Circuit Court of Appeals. WPC has reached out-of-court settlements with six of the nine steel trading companies named in this lawsuit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        (a) The 1999 annual meeting of stockholders was held on April 14, 1999.

        (b) All of the Company's nominees, as set forth below, were elected. There was no solicitation in opposition to the Company's nominees. The other members of the Company's Board of Directors are Paul W. Bucha, Marvin L. Olshan, Raymond S. Troubh, William Goldsmith and Robert D. LeBlanc.

        (c)   Matters voted on at the meeting and the number of votes cast.


                                                     Votes Against                     Broker
(1)         Directors               Voted For         or Withheld    Abstentions     Non-Votes
            ---------               ---------      --------------    -----------     ---------
            Neil D. Arnold          15,176,990         181,867          -                   -
            Robert A. Davidow       15,177,511         181,346          -                   -
            Ronald LaBow            15,170,314         188,543          -                   -


(2)         Ratification of         15,251,500          73,007       34,350                 -
            PricewaterhouseCoopers
            LLP as the Company's
            Independent Public
            Accountants for the
            fiscal year ending
            December 31, 1999

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         WHX CORPORATION


                                         /s/ Arnold Nance
                                         ---------------------------------------
                                                Arnold Nance
                                                Vice President-Finance
                                                (Principal Accounting Officer)


August 11, 1999

Item      6.(a)       Exhibits

                      27 Financial Data Schedule