Form 10-Q
period 1999-09-30
WHX CORP
filed 1999-11-05
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                September 30, 1999
                                   ---------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                              ---------------------------  ---------------------

   For Quarter Ended September 30, 1999          Commission File Number 1-2394


                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)


                DELAWARE                                  13-3768097
        (State of Incorporation)                       (I.R.S. Employer
                                                      Identification No.)

          110 East 59th Street
           New York, New York                                10022
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

The number of shares of Common Stock issued and outstanding as of November 4, 1999 was 14,391,386 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                  Quarter Ended September 30,   Nine months Ended September 30,
                                                                    1999             1998*           1999              1998*
                                                                ----------------------------      -----------------------------
                                                                                 (In thousands except per share)

Net Sales                                                       $   447,607      $   459,563      $ 1,258,315       $ 1,228,096
---------

Operating Costs
---------------
      Cost of goods sold                                            368,391          380,250        1,053,153         1,025,839
      Depreciation and amortization                                  26,622           26,008           79,297            72,645
      Selling, administrative and general expense                    34,982           34,820          107,826            85,908
                                                                ----------------------------      -----------------------------

                                                                    429,995          441,078        1,240,276         1,184,392
                                                                ----------------------------      -----------------------------

Operating Income                                                     17,612           18,485           18,039            43,704
----------------

      Interest expense on debt                                       22,349           23,415           65,328            54,742
      Other income                                                   21,191           42,492           33,965            71,870
                                                                ----------------------------      -----------------------------

Income (Loss) Before Taxes and Extraordinary Item                    16,454           37,562          (13,324)           60,832
-------------------------------------------------

      Tax provision (benefit)                                         5,345           15,779           (3,373)           23,895
                                                                ----------------------------      -----------------------------

Income (Loss) Before Extraordinary Item                              11,109           21,783           (9,951)           36,937
---------------------------------------


      Extraordinary income-net of tax                                   --             2,240              896             2,240
                                                                ----------------------------      -----------------------------

Net Income (Loss)                                                    11,109           24,023           (9,055)           39,177
-----------------

Dividend requirement for Preferred Stock                              5,152            5,152           15,456            15,456
                                                                ----------------------------      -----------------------------

Net Income (Loss) Applicable to Common Stock                    $     5,957      $    18,871      $   (24,511)      $    23,721
--------------------------------------------                    ============================      =============================
Basic income (loss) per share of
      Common Stock

Income (loss) before extraordinary item                         $      0.38      $      0.91      $     (1.55)      $      1.17
Extraordinary item - net of tax                                         --              0.12             0.06              0.12
                                                                ----------------------------      -----------------------------

        Net income (loss) per share                             $      0.38      $      1.03      $     (1.49)      $      1.29
                                                                ============================      =============================

Income (loss) per share of
        Common Stock-assuming dilution

Income (loss) before extraordinary item                         $      0.34      $      0.61      $     (1.55)      $      1.03
Extraordinary item - net of tax                                         --              0.07             0.06              0.06
                                                                ----------------------------      -----------------------------

        Net income (loss) per share -
          assuming dilution                                     $      0.34      $      0.68      $     (1.49)      $      1.09
                                                                ============================      =============================

See notes to consolidated financial statements.
* Reclassified

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                           September 30, December 31,

                                                                                           1999                 1998
                                                                                       (Dollars and shares in thousands)
ASSETS                                                                                 (Unaudited)
Current Assets:
        Cash and cash equivalents                                                    $    14,566            $    16,004
        Short term investments                                                           182,007                702,082
        Trade receivables - net                                                          150,337                 97,552
        Inventories:
             Finished and semi-finished products                                         242,578                210,225
             Raw materials                                                                98,550                 98,710
             Other materials and supplies                                                 20,947                 33,373
             Precious metals                                                             125,710                122,653
             Excess of LIFO over current cost                                             (2,906)                 2,169
                                                                                    -----------------------------------
                                                                                         484,879                467,130

        Other current assets                                                              24,201                 11,136
                                                                                    -----------------------------------
                                   Total current assets                                  855,990              1,293,904

Property, plant and equipment at cost, less
        accumulated depreciation and amortization                                        805,971                819,077
Deferred income taxes                                                                    122,334                110,935
Intangible asset - pensions                                                               50,449                 50,449
Intangibles, net of amortization                                                         282,650                288,216
Other non-current assets                                                                 146,541                149,503
                                                                                    -----------------------------------
                                                                                     $ 2,263,935            $ 2,712,084
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                                               $   160,230            $   132,412
        Short-term borrowings                                                            142,551                559,501
        Deferred income taxes - current                                                   68,851                 69,551
        Other current liabilities                                                        154,916                122,950
        Long-term debt due in one year                                                     1,596                    612
                                                                                    -----------------------------------
                                   Total current liabilities                             528,144                885,026

Long-term debt                                                                           864,408                893,356
Pension liability                                                                         10,506                  5,952
Other employee benefit liabilities                                                       409,184                423,225
Other liabilities                                                                         58,899                 54,383
                                                                                     -----------            -----------
                                                                                       1,871,141              2,261,942
                                                                                    -----------------------------------
Redeemable Common Stock - 284 shares
        and 298 shares                                                                     3,371                  3,630
                                                                                    -----------------------------------

Stockholders' Equity:
        Preferred Stock $.10 par value -
             5,883 shares                                                                    589                    589
        Common Stock - $.01 par value -
             14,678 shares and 17,545 shares                                                 146                    175
        Accumulated other
             comprehensive income (loss)                                                    (682)                 5,472
        Additional paid-in capital                                                       558,657                582,795
        Treasury stock (224 shares and 0 shares)                                          (2,257)            ----------
        Accumulated (deficit) earnings                                                  (167,030)              (142,519)
                                                                                    -----------------------------------
Total stockholders' equity                                                               389,423                446,512
                                                                                    -----------------------------------
                                                                                     $ 2,263,935            $ 2,712,084
=======================================================================================================================

See notes to consolidated financial statements

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine months Ended September 30,
                                                                                        1999                1998*

                                                                                            (Dollars in thousands)
Cash flows from operating activities:
        Net income (loss)                                                              $  (9,055)        $  39,177
        Non cash income and expenses:
             Depreciation and amortization                                                79,297            72,645
             Other post employment benefits                                               (4,824)           (4,575)
             Income taxes                                                                 (8,859)           16,957
             (Gain)/loss on sale or disposition of assets                                  2,695                (5)
             Equity income in affiliated companies                                        (3,991)           (5,238)
             Pension expense                                                               4,554             8,157
             Minority interest                                                               866               730
             Gain on early debt retirement (net of tax)                                     (896)           (2,240)
        Decrease  (increase)  in  working  capital  elements-
             net of  effect of acquisition:
             Trade receivables                                                           (54,898)          (40,226)
             Trade receivables sold                                                        3,225            26,000
             Inventories                                                                 (16,796)          (30,167)
             Other current assets                                                        (12,985)           29,378
             Trade payables                                                               27,338            (8,524)
             Other current liabilities                                                    31,079            24,038
             Short term investments (trading) - net                                      511,785            66,160
             Trading account borrowings                                                 (487,502)            9,555
        Other items - net                                                                 (3,787)           (3,629)
                                                                                       ---------         ---------
             Net cash provided by operating activities                                    57,246           198,193
                                                                                       ---------         ---------

Cash flows from investing activities:
        Short term investments-available for sale                                           --             (34,132)
        Plant additions and improvements                                                 (62,000)          (32,520)
        Investment in affiliates                                                          (9,615)           (8,335)
        Acquisition of Handy & Harman, net of cash                                          --            (366,147)
        Dividends from affiliates                                                          5,594             5,000
        Proceeds from sale of property                                                       930               163
                                                                                      ----------------------------
             Net cash used in investing activities                                       (65,091)         (435,971)
                                                                                      ----------------------------

Cash flows from financing activities:
        Long term debt proceeds, net of issuance cost                                       --             561,968
        Discount on early debt retirement                                                   --               4,779
        Payments on long-term borrowings                                                 (27,964)         (263,890)
        Minority interest                                                                 (1,103)             (675)
        Short term borrowings (payments)                                                  70,552           (23,194)
        Common stock purchased                                                           (27,606)          (17,765)
        Letter of credit collateralization                                                 8,229             1,220
        Preferred stock dividends paid                                                   (15,456)          (15,456)
        Redemption of equity issues                                                         (245)              354
                                                                                      ----------------------------
             Net cash provided by financing activities                                     6,407           247,341
                                                                                      ----------------------------

Increase (decrease) in cash and
        cash equivalents                                                                  (1,438)            9,563

Cash and cash equivalents
        at beginning of period                                                            16,004             1,002
                                                                                      ----------------------------

Cash and cash equivalents
        at end of period                                                               $  14,566         $  10,565
                                                                                      ============================

   See notes to consolidated financial statements
   * Reclassified

                                 WHX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General
-------
                 The consolidated balance sheet as of September 30, 1999, the consolidated statement of operations for the three and nine month periods ended September 30, 1999 and 1998, and the consolidated statement of cash flows for the nine month periods ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position at September 30, 1999 and the results of operations and changes in cash flows for the periods presented have been made.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

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

Business Segments
-----------------
                 The Company is a holding company that has been structured to acquire and operate a diverse group of businesses on a decentralized basis, with a corporate staff providing strategic direction and support. The Company's primary business currently is Wheeling-Pittsburgh Corporation, which together with its wholly-owned subsidiaries Wheeling-Pittsburgh Steel Corporation, Pittsburgh-Canfield Corporation
        and Wheeling Construction Products, Inc. (collectively WPC), is a vertically integrated manufacturer of value-added flat rolled steel products. The Company's other principal businesses include Handy & Harman (H&H), a diversified manufacturing company whose business units encompass (a) manufacturing and selling of metal wire, cable and tubing products primarily stainless steel and specialty alloys; (b) manufacturing and selling of precious metals products and precision electroplated material and molded parts; and (c) manufacturing and selling of other specialty products supplied to roofing, construction, do-it-yourself, natural gas, electric and water industries; and Unimast Incorporated (Unimast), a leading manufacturer of steel framing and other products for commercial and residential construction. See Segment disclosures in Note 9.

Note 1 - Handy & Harman Acquisition
-----------------------------------
                 On April 13, 1998, the Company completed the acquisition of H&H and merged it with a wholly-owned subsidiary of the Company (the "Merger"). The acquisition was accounted for as a purchase business combination in accordance with APB 16. Accordingly, the assets and liabilities of H&H have been adjusted to reflect their relative fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a period of 40 years. The Company financed the transaction through cash on hand and a private placement of debt securities.

Note 2 - 10 1/2% Senior Notes
-----------------------------
                 On April 7, 1998, the Company closed a definitive purchase agreement for the sale of $350.0 million principal amount of 10 1/2% Senior Notes due 2005 in a Rule 144A Private Placement to qualified institutional buyers. The net proceeds of $340.4 million from the offering were used to finance a portion of the acquisition of H&H and related transaction expenses. The 10 1/2% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of 1933, as amended. During the first quarter of 1999, the Company purchased and retired $20.5 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in a $0.9 million gain, net of tax. At September 30, 1999 the Company has $281.5 million aggregate principal amount outstanding.

Note 3 - Earnings Per Share
---------------------------
                 The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. In the computation of diluted earnings per common share in the first nine month period of 1999, the conversion of preferred stock and redeemable common stock and exercise of options would have had an anti-dilutive effect. A reconciliation of the income and shares used in the computation follows:

Reconciliation of Income and Shares in EPS Calculation
(in thousands except per share amounts)

                                           For the Quarter Ended September 30, 1999   For the Nine months Ended September 30, 1999
                                             -------------------------------------    ------------------------------------------
                                               Income        Shares     Per-Share      Income          Shares      Per-share
                                             (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)    Amount
Income before extraordinary item              $ 11,109                                  $ (9,951)
Less: Preferred stock dividends                  5,152                                    15,456
                                              --------                                  --------

Basic EPS
     Income (loss) available to
       common stockholders                       5,957        15,616      $   0.38       (25,407)        16,437      $  (1.55)

Effect of Dilutive Securities
     Options                                                       8
     Convertible preferred stock                 5,152        16,506
     Redeemable common stock                                     284

Diluted EPS
     Income (loss) available to common        --------        ------                    --------         ------
      stockholders+ assumed conversions       $ 11,109        32,414      $   0.34      $(25,407)        16,437      $  (1.55)
                                            =======================================================================================


                                           For the Quarter Ended September 30, 1998   For the Nine months Ended September 30, 1998
                                             -------------------------------------    ------------------------------------------
                                               Income        Shares     Per-Share      Income          Shares      Per-share
                                             (Numerator)  (Denominator)   Amount       (Numerator)  (Denominator)    Amount
Income before extraordinary item              $ 21,783                                  $ 36,937
Less: Preferred stock dividends                  5,152                                    15,456
                                              --------                                  --------

Basic EPS
     Income available to
       common stockholders                      16,631       18,236      $    0.91        21,481         18,413      $     1.17

Effect of Dilutive Securities
     Options                                                    453                                        559
     Convertible preferred stock                 5,152       16,506                                     15,456          16,506
     Redeemable common stock                                    302                                        302

Diluted EPS
     Income available to common               --------        ------                    --------         ------
      stockholders+ assumed conversions       $ 21,783       35,497      $    0.61      $ 36,937         35,780      $     1.03
                                            =======================================================================================

         Outstanding stock options granted to officers, directors, key employees and others totaled 5.1 million shares of Common Stock at September 30, 1999.

Redeemable Common Stock
                 Certain present and former employees of the Company have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of September 30, 1999 redeemable common stock outstanding totaled 284,290 shares.

Note 4 - Comprehensive Income
-----------------------------
                 The Company's third quarter 1999 comprehensive income of $11.0 million consists of net income of $11.1 million and other comprehensive loss of $0.1 million, net of tax related to foreign exchange translation adjustments. Comprehensive income for the comparable period in 1998 of $24.6 million consists of net income of $24.0 million and other comprehensive gain of $0.6 million, net of tax related to an unrealized gain on available-for-sale securities and foreign exchange translation loss.

Note 5 - Short Term Investments
-------------------------------
                 Net unrealized holding gains or losses on trading securities included in other income for the third quarter of 1999 and 1998 were gains of $13.3 million and $14.0 million, respectively. Net unrealized holding gains on trading securities held at period end included in other income for the nine month periods ended September 30, 1999 and 1998 were gains of $23.0 million and $11.4 million, respectively.

Note 6 - WPC Sales of Receivables
---------------------------------
                 On May 27, 1999, WPC renegotiated its Receivables Facility to sell up to $100 million on similar terms and conditions to its previous facility. The agreement expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of the Company, withdrew from participation in the Receivables Facility, pursuant to terms of it's Credit Facility established on November 24, 1998. Accounts receivable at September 30, 1999 and December 31, 1998 exclude $98.2 million and $95.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under the Receivables Facility range from approximately 4.9% to 7.42% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

Note 7 - WPC Revolving Credit Facility
--------------------------------------
                 On April 30, 1999 WPC entered into a Third Amended and Restated Revolving Credit Facility ("WPC Revolving Credit Facility") with Citibank, N.A. as agent. The WPC Revolving Credit Facility, as amended, provides for borrowings for general corporate purposes up to $150 million including a $25 million sub-limit for Letters of Credit. The WPC Revolving Credit Facility expires May 2, 2003. Interest rates are based on the Citibank Prime Rate Plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the WPC Revolving Credit Facility at September 30, 1999 totaled $112.2 million. Letters of credit outstanding under the WPC Revolving Credit Facility were $0.1 million at September 30, 1999.


Note 8 - Contingencies
----------------------

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

                 The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $12.4 million, $9.5 million and $5.7 million for 1997, 1998 and the nine months ended September 30, 1999, respectively. The Company anticipates spending approximately $18.7 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $6.2 million in 1999, $2.7 million in 2000, $4.7 million in 2001 and $5.1 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                  Non-current accrued environmental liabilities totaled $15.1 million at September 30, 1999. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

        Note 9 - Reported Segments
        --------------------------
                 The Company's reportable operating segments consists of WPC, H&H and Unimast, each providing their own unique products and services. Each of these segments is independently managed and requires different production technology and marketing and distribution channels. The accounting policies of the segments are consistent with those of the Company.

                 For the periods presented, intersegment sales and transfers were conducted as if the sales or transfers were to third parties, that is, at prevailing market prices. Income taxes are allocated to the segments in accordance with the Company's tax sharing agreements, which generally requires separate segment tax calculations.

                 The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales for the third quarters and nine months ended September 30, 1999 and 1998.


Quarter Ended September 30, 1999
--------------------------------

                                                                            All         Segment                    Consolidated
                                WPC              H&H        Unimast        Other        Total        Adjustments       Total
                                ---              ---        -------        -----        -----        -----------       -----
                                                                         (Dollar in thousands)
Revenue from external
     Customers                $ 282,358      $ 116,365     $  57,528            $-     $ 456,251     ($  8,644)     $ 447,607
Intersegment revenues             8,644           --            --            --           8,644         8,644           --
Segment net income
     (loss)                   ($  4,009)     $   3,404     $   2,143     $   9,571     $  11,109          --        $  11,109


Quarter Ended September 30, 1998
--------------------------------

                                                                            All         Segment                    Consolidated
                                WPC              H&H        Unimast        Other        Total        Adjustments       Total
                                ---              ---        -------        -----        -----        -----------       -----
                                                                         (Dollar in thousands)
Revenue from external
     Customers                $ 297,717     $ 112,216      $ 54,708      $   --        $ 464,641     ($ 5,078)      $ 459,563
Intersegment revenues             5,078          --            --            --            5,078        5,078            --
Segment net income
     (loss)                   $   1,959     $     180      $  1,517      $ 20,367      $  24,023         --         $  24,023

Nine Months Ended September 30, 1999
------------------------------------

                                                                            All         Segment                    Consolidated
                                WPC              H&H        Unimast        Other        Total        Adjustments       Total
                                ---              ---        -------        -----        -----        -----------       -----
                                                                         (Dollar in thousands)
Revenue from external
     Customers                $   788,205   $   344,818   $   163,400          --     $ 1,296,423    ($   38,108)   $ 1,258,315
Intersegment revenues              38,108          --            --            --          38,108         38,108           --
Segment net income
     (loss)                   $   (29,726)  $     6,637   $     8,039   $     5,995   ($    9,055)          --      ($    9,055)


Nine Months Ended September 30,1998
-----------------------------------

                                                                            All         Segment                    Consolidated
                                WPC              H&H        Unimast        Other        Total        Adjustments       Total
                                ---              ---        -------        -----        -----        -----------       -----
                                                                         (Dollar in thousands)
Revenue from external
     Customers                $  845,605    $  240,929    $  154,074          --      $1,240,608    ($  12,512)     $1,228,096
Intersegment revenues             12,512          --            --            --          12,512        12,512            --
Segment net income
     (loss)                   ($     900)   $    4,558    $    3,622    $   31,897    $   39,177          --        $   39,177

* Results prior to April 13, 1998 are not reported in WHX consolidations and therefore have been omitted from this comparison.


PART I

Item 2. Management's Discussion and Analysis

Overview
--------
                 The Company continues to pursue strategic alternatives to maximize the value of its portfolio of businesses. Some of these alternatives have included, and will continue to include selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future, provide information to interested parties regarding portions of its businesses for such purposes.


Results of Operations
---------------------
                 Net sales for the third quarter of 1999 were $447.6 million as compared to $459.6 million in the third quarter of 1998, a decline of $12.0 million. Sales declined by $15.4 million at the Company's WPC operations as increased steel shipments were offset by a continued weakness in steel prices. WPC's sales were also negatively impacted as a result of reduced sales of coke during the third quarter of 1999 as compared to the third quarter of 1998, which included selling excess coke produced during it's ten-month strike which ended August 1997. Sales increased by $4.1 million at H&H principally due to improved shipments in its electronic materials operations serving the automotive market and engineered materials serving the commercial roofing market. Sales increased $2.8 million at Unimast, reflecting record steel shipments of over 77,000 tons in the third quarter of 1999.

                 Operating costs for the third quarter of 1999 decreased to $430.0 million from $441.1 million in the third quarter of 1998. Operating costs decreased by $8.3 million at the Company's WPC operations reflecting lower raw material costs and the absence of coke sales as compared to the third quarter of 1998. Included in the 1998 third quarter costs are unfavorable physical inventory adjustments of $4.5 million. H&H's operating costs in the third quarter decreased by $0.5 million compared to the third quarter 1998 reflecting reduced selling, administrative and general expenses. Unimast's operating costs in the third quarter increased by $1.6 million compared to the third quarter 1998 reflecting the general increase in the level of operating activity.

                 Selling, administrative and general expense for the third quarter of 1999 remained stable increasing slightly by $0.2 million to $35.0 million from $34.8 million in the comparable period in 1998.

                 Other income decreased $21.3 million to $21.2 million in the third quarter of 1999 as compared to $42.5 million in 1998's third quarter. The decrease is due primarily to the difference in realized gains on short term investments in the third quarter of 1999 compared to the third quarter of 1998.

                 Net income for the 1999 third quarter totaled $6.0 million, or $0.38 per share of common stock after deduction of preferred stock dividends. The 1998 third quarter net income was $18.9 million, or $1.03 per share of common stock after deduction of preferred stock dividends. On a diluted basis, net income per common share was $0.34 in the third quarter 1999 compared to $0.68 per share in the third quarter 1998.

                 Net sales for the first nine months of 1999 totaled $1,258.3 million as compared to $1,228.1 million for the first nine months of 1998. The increase is due to the H&H acquisition in the 1998 second quarter, partially offset by declining sales at the Company's WPC operations reflecting continued weakness in steel prices.

                 Operating costs for the first nine months of 1999 increased to $1,240.3 million from $1,184.4 million for the first nine months of 1998. The increase in operating costs reflects the inclusion of H&H, partially offset by lower raw material costs at all operating segments through the third quarter of 1999.

                 Depreciation and amortization expense increased $6.7 million to $79.3 million in the first nine months of 1999 from $72.6 million in the comparable period in 1998, principally due to the second quarter 1998 acquisition of H&H.

                 Selling,  administrative and general expense for the first nine months of 1999 increased $21.9 million to $107.8 million from $85.9 million in the comparable period in 1998 due primarily to the acquisition of H&H in the second quarter of 1998, as well as increased marketing efforts at all of the Company's operating segments.

                 Interest expense for the first nine months of 1999 increased $10.6 million to $65.3 million from the comparable period in 1998 reflecting the acquisition debt issued for the purchase of H&H as well as the addition of H&H outstanding indebtedness.

                 Other income decreased $37.9 million to $34.0 million in the first nine months of 1999, compared to $71.9 million in the 1998 first nine months. The change in other income is due primarily to losses on short term investments in fixed income securities, partially offset by realized and unrealized gains on equity securities which included a transfer of certain securities from available-for-sale into the trading category.

                 The 1999 nine month tax provision reflects an estimated annual effective tax rate of 24.2% versus a 1998 nine month rate of 39%. The decrease in the 1999 effective tax rate reflects changes in estimated annual pre-tax income.

                  Loss before extraordinary items in the first nine months of 1999 totaled $9.9 million, or $1.55 per share of common stock after deduction of preferred stock dividends. The extraordinary income of $1.4 million ($0.9 million net of tax) reflects the gain on early debt retirement of $20.5 million of the 10 1/2% Senior Notes. Income before extraordinary items for the first nine months of 1998 totaled $36.9 million, or $1.17 per share of common stock after deduction of preferred stock dividends. The extraordinary income of $3.4 million ($2.2 million net of tax) reflects the gain on early debt retirement of $48 million of the 10 1/2 % Senior Notes.

Financial Position
------------------
                 Net cash flow  provided by operating  activities  for the first nine months of 1999 totaled $57.2 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $24.3 million of funds in the first nine months of 1999. Working capital accounts (excluding cash, short-term investments, short-term borrowings and current maturities of long term debt) used $23.0 million of funds. Accounts receivable increased by $56.0 million (excluding a $3.2 million sale of trade receivables under the WPC Receivables Facility), trade payables increased $27.8 million, and other current liabilities increased $31.3 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $484.9 million at September 30, 1999, an increase of $17.7 million from December 31, 1998.

                 In the first nine months of 1999, $62.0 million was spent on capital improvements including $5.7 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain, and where necessary, upgrade operating facilities to remain competitive and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years, will approximate depreciation expense and represent a material use of operating funds.

                  The Company's operating segments WPC, H&H and Unimast each maintain separate and distinct credit facilities with various financial institutions and are mutually exclusive of one another.

                 On May 27, 1999, WPC renegotiated its Receivables Facility to sell up to $100 million on similar terms and conditions to its previous facility. The Receivables Facility expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of the Company, withdrew from participation in the Receivables Facility. Accounts receivable at September 30, 1999 and December 31, 1998 exclude $98.2 million and

        $95.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from approximately 4.9% to 7.42% of the outstanding amounts of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

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

                 Borrowings outstanding against the WPC Revolving Credit Facility at September 30, 1999 totaled $112.2 million. Letters of credit outstanding under the WPC Revolving Credit Facility were $0.1 million at September 30, 1999.

                 Borrowings outstanding against the H&H Revolving Credit Facility at September 30, 1999 totaled $50.1 million. Letters of credit outstanding under the H&H Revolving Credit Facility were $14.6 million at September 30, 1999.

                 Borrowings outstanding against the Unimast Revolving Credit Facility at September 30, 1999 totaled $29.0 million. There are no letters of credit outstanding at September 30, 1999.

                 During the first nine months of 1999,  the Company  repurchased
        3.3 million shares of Common Stock for $27.6 million. The Company may, from time to time, continue to purchase additional shares of Common Stock and Preferred Stock. Since the initiation of the repurchase program in October 1994, the Company has repurchased in the open market
        15.6 million shares of its Common Stock and 0.6 million shares of its Preferred Stock for an aggregate purchase price of approximately $178.4 million.

Liquidity
---------
                 As of September 30, 1999, the Company had cash and short-term investments, net of related investment borrowings, of $196.6 million. During the first nine months of 1999, the Company purchased $20.5 million aggregate principal amount of its 10 1/2% Senior Notes due 2005 in the open market.

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

                 The Company on July 14, 1999 announced that in light of the announced proposed merger between Global Industrial Technologies, Inc.
        (GIX) and RHI AG it had decided to discontinue its tender offer for all of the outstanding shares of Global stock. Pursuant to the merger agreement, all Global shareholders are entitled to receive $13 per share in cash.

Year 2000 Project
-----------------

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

                 The Company believes mainframe business systems, external data interfaces, mainframe software, voice and data systems and internal networks and personal computers, as well as process control and auxiliary systems are in all material respects, Year 2000 compliant. Building controls are substantially Year 2000 compliant at this time. Supplier and customer surveys are substantially complete and critical suppliers have been monitored and alternatives for those representing to be non-compliant have been selected.

                 The total cost associated with the required modifications to become Year 2000 compliant is not expected to be material to the Company's financial condition or results of operations. The estimated total cost of the Year 2000 Project is $3.0 million. The total amount expended on the project through September 30, 1999 is approximately $2.9 million.

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

New Accounting Standards
------------------------
                 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS133). This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet; depending on the nature of the derivative instrument, changes in fair value will be recognized either in net income or as an element of other comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in the past. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.
                                     *******

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

PART II Other Information
        -----------------

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

Item      6.(a)       Exhibits
                      --------

                      27 Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     WHX CORPORATION


/s/ Arnold Nance
  ---------------------------------------------
            Arnold Nance
            Vice President-Finance
            (Principal Accounting Officer)




November 5, 1999