Form 10-K
period 1999-12-31
WHX CORP
filed 2000-03-29
CIK 106618

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

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

Common Stock, $.01 par value                            New York Stock Exchange
Series A Convertible Preferred Stock, $.10 par value New York Stock Exchange Series B Convertible Preferred Stock, $.10 par value New York Stock Exchange

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

       Aggregate market value of Common Stock held by non-affiliates of the Registrant as of March 1, 2000 was $96,595,760, which value, solely for the purposes of this calculation excludes shares held by Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of March 1, 2000 was 14,461,741, including 276,268 shares of redeemable Common Stock.

                      Documents Incorporated by Reference:

Definitive proxy statement filed pursuant to Regulation 14A in connection with the 2000 annual meeting of stockholders Part III.

Item 1.     Business

Overview

  WHX Corporation

            WHX Corporation ("WHX" or the "Company") is a holding company formed in July 1994 to acquire and operate a diverse group of businesses on a decentralized basis. The Company's steel related businesses are Wheeling-Pittsburgh Corporation ("WPC"), the nation's ninth largest vertically integrated manufacturer of value-added flat rolled steel products, and Unimast, Incorporated ("Unimast"), a leading manufacturer of steel framing and other products for commercial and residential construction. The Company's other businesses include Handy & Harman ("H&H"), a diversified industrial manufacturing company whose strategic business units encompass (a) manufacturing and selling of non-precious metal wire, cable and tubing products, including carbon steel, stainless steel and specialty alloys; (b) manufacturing and selling of precious metals products and precision electroplated materials and stamped parts; and (c) manufacturing and selling of other specialty products supplied to roofing, construction, natural gas, electric and water industries.

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

            WPC believes that it is one of the lowest-cost domestic flat rolled steel producers. WPC's low cost structure is the result of: (i) the restructuring of its work rules and staffing requirements under its five-year labor agreement which settled a ten-month strike in 1997; (ii) the strategic balance between its basic steel operations and its finishing and fabricating facilities; and (iii) its efficient production of low-cost, high-quality metallurgical coke.

            WPC believes that its labor agreement reached in 1997 is one of the most flexible in the industry. The new work rule package affords WPC substantially greater flexibility in reducing its overall workforce and assigning and scheduling work, thereby reducing costs and increasing efficiency. Furthermore, WPC has achieved pre-strike steel production levels with approximately 850 fewer employees (a reduction of approximately 20% of its hourly workforce).

  Unimast

            In March 1995, the Company acquired Unimast, a leading manufacturer of steel framing and related accessories for commercial and residential building construction. Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories.

Handy & Harman

            WHX acquired H&H in April 1998. H&H's business groups are (a) manufacturing and selling of non-precious metal wire, cable and tubing products, primarily stainless steel and specialty alloy; (b) manufacturing and selling of precious metals products and precision electroplated materials and stamped parts; and (c) manufacturing and selling of other specialty products supplied to roofing, construction, natural gas, electric, and water industries. H&H's products are sold to industrial users in a wide range of applications which include the electric, electronic, automotive original equipment, computer equipment, oil and other energy related, refrigeration, utility, telecommunications and medical industries.

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

            WPC will continue to expand production of value-added products, principally through growth of fabricated products and its emphasis on joint ventures, such as Wheeling-Nisshin and Ohio Coatings Company ("OCC").

            H&H will continue to focus on high margin products and innovative technology, while seeking growth through strategic acquisitions.

            H&H's business strategy is to limit exposure to low margin, capital intensive businesses and focus on high margin strategic businesses. In the mid 1990s, H&H exited its commodity automotive OEM and precious metal refining businesses, and with its strong brand name and customer recognition, expanded in specialty metals and materials product markets. H&H focuses on its materials engineering expertise to expand production of higher value-added products.

            H&H has pursued an acquisition strategy designed to: (i) enhance its offerings of higher value-added products; (ii) leverage its technological capabilities; and (iii) expand its customer base. In September 1994, H&H acquired Sumco Inc., a precision electroplating company, which does electroplating of electronic connector and connector stock for the automotive, telecommunications, electronic and computer industries, and in June 1996, H&H acquired ele Corporation, which provides a value-added reel-to-reel molding capability appropriate for the semiconductor lead frame and sensors marketplace. In February 1997, H&H completed the acquisition of Olympic Manufacturing Group, Inc., the leading domestic manufacturer and supplier of fasteners for the commercial roofing industry.

            Unimast will continue to expand the breadth and depth of its product offerings and the geographic markets it serves, both by internal growth and acquisitions. In January 1998, Unimast expanded its business through the acquisition of Clinch-On, a manufacturer of steel cornerbead and trims for both the non-residential and residential construction markets. Unimast continued its expansion with the July 1999 acquisition of Vinyl Corp., a manufacturer of vinyl construction accessories.

Products and Product Mix
  Steel and Related Businesses--WPC and Unimast

            The table below reflects the historical product mix of WPC's and Unimast's shipments, expressed as a percentage of tons shipped. Increases in the percentage of higher value-added products have been realized during the 1990s as
(i) fabricated products operations were expanded, (ii) Wheeling-Nisshin's second coating line increased its requirements of cold-rolled coils from Wheeling-Pittsburgh Steel Company ("WPSC"), a subsidiary of WPC, and (iii) the Company acquired Unimast in March 1995. In addition, the OCC joint venture should enable the Company to increase tin mill product shipments in 2000 up to an additional 31,000 tons compared to 1999 levels.

                                                                                      Historical Product Mix
                                                                                      ----------------------
                                                                                      Year Ended December 31
                                                                                      ----------------------
                                                                    1999          1998        1997(1)         1996(1)        1995
                                                                    ----          ----        -------         -------        ----

Product Category:
Higher Value-Added Products:
    Cold Rolled Products--Trade ..............................       9.8%          9.9%          4.5%          7.6%          7.5%
    Cold Rolled Products--Wheeling-Nisshin ...................      18.0          17.2           6.2          15.6          17.9
    Coated Products(2) .......................................      10.7          14.0           9.0          18.7          20.3
    Tin Mill Products ........................................       9.1           6.5           2.6           7.0           6.7
    Fabricated Products ......................................      14.3          14.1          31.3          16.6          14.1
    Unimast(2) ...............................................      11.3          11.2          20.7           8.4           5.2
                                                                  ------         ------        ------        ------        ------
Higher Value-Added Products as a percentage
    of total shipments .......................................      73.2%         72.9%         74.3%         73.9%         71.7%
Hot Rolled Products ..........................................      26.8          26.8          16.0          26.1          28.3
Semi-Finished ................................................       --            0.3           9.7          --             --
                                                                  ------         ------        ------       ------         ------
Total ........................................................    100.0%         100.0%        100.0%       100.0%         100.0%
                                                                  ======         ======        ======       ======         ======

Average Net Sales Per Ton ....................................    $  479        $  524        $  606        $  544         $ 543

(1) The allocation among product categories was affected by the strike.

(2) Reclassified for comparability.

  WPC

            Products produced by WPC are described below. These products are sold directly to third-party customers and Unimast, and to Wheeling-Nisshin and OCC pursuant to long-term supply agreements.

            Cold-Rolled  Products.   Cold-rolled  coils  are  manufactured  from
hot-rolled coils by employing a variety of processing techniques, including pickling, cold reduction, annealing and temper rolling. In recent years, WPC has increased its cold-rolled production to support increased sales to Wheeling-Nisshin, which is labeled as a separate product category above.

            Coated Products. WPC manufactures a number of corrosion-resistant, zinc-coated products including hot-dipped galvanized and electrogalvanized sheets for resale to trade accounts. WPC's trade sales of galvanized products are heavily oriented to unexposed applications, principally in the appliance, construction, service center and automotive markets. WPC sells electrogalvanized products for application in the appliance and construction markets.

            Tin Mill Products. Tin mill products consist of blackplate and tinplate. Blackplate is a cold-rolled substrate (uncoated), the thickness of which is less than .0142 inches. While the majority of WPC's sales of these products are concentrated in a variety of container markets, WPC also markets products for automotive applications, such as oil filters and gaskets. WPC has phased out its existing tin mill facilities and produces all of its tin-coated products through OCC. OCC's $69 million tin coating mill, which commenced commercial operations in 1997, has a nominal annual capacity of 250,000 net tons. WPC will supply up to 230,000 tons of the substrate requirements of the joint venture, subject to quality requirements and competitive pricing, and will act as a distributor of the joint venture's products.

            Hot-Rolled Products. Hot-rolled coils represent the least processed of WPC's finished goods. Hot-rolled black or pickled (acid cleaned) coils are sold to a variety of consumers such as converters/processors, steel service centers and the appliance industries.

            Fabricated Products. Fabricated products consist of cold-rolled or coated products further processed mainly via roll forming and sold in the construction, highway, and agricultural products industries.

            Construction Products. Construction products consist of roll-formed sheets, which are utilized in sectors of the non-residential building market such as commercial, institutional and manufacturing. They are classified into three basic categories: roof deck, form deck, and composite floor deck.

            Agricultural Products. Agricultural products consist of roll-formed corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures, light commercial buildings and certain residential roofing applications.

            Highway Products. Highway products consist of bridge form, which are roll-formed corrugated sheets utilized as concrete support forms in the construction of highway bridges.

  Unimast

            In March 1995, WHX acquired Unimast, a leading manufacturer of steel framing and related accessories for residential and commercial building construction with shipments of approximately 294,000 tons of steel products in 1999 and 276,000 tons in 1998. Unimast uses galvanized steel to manufacture steel framing components for wall, floor and roofing systems, in addition to other roll-formed expanded metal construction accessories. Unimast also uses non-prime galvanized substrate for a material portion of its requirements, providing the Company an additional outlet for some portion of its non-prime products. Unimast has facilities in Franklin Park, Illinois; Warren, Ohio;
McDonough, Georgia; Baytown, Texas; Boonton, New Jersey; New Brighton, Minnesota; Brooksville and Miami, Florida; Goodyear, Arizona and East Chicago, Indiana.

  Wheeling-Nisshin

            WPC owns a 35.7% equity interest in Wheeling-Nisshin, which is a joint venture between WPC and Nisshin Holding, Incorporated, a wholly-owned subsidiary of Nisshin Steel Co., Ltd. ("Nisshin"). Wheeling-Nisshin is a state-of-the-art processing facility located in Follansbee, West Virginia which produces among the lightest-gauge galvanized steel products available in the United States. Wheeling-Nisshin products are marketed through trading companies, and its shipments are not consolidated into WPC's shipments.

            Wheeling-Nisshin began commercial operations in 1988 with an initial capacity of 360,000 tons. In March 1993, Wheeling-Nisshin added a second hot-dipped galvanizing line, which increased its capacity by approximately 94%, to over 700,000 annual tons and allows Wheeling-Nisshin to offer the lightest-gauge galvanized steel products manufactured in the United States for construction, heating, ventilation and air-conditioning and after-market automotive applications.

            WPC's amended and restated  supply  agreement with  Wheeling-Nisshin expires in 2013. Pursuant to the amended supply agreement, WPC will provide not less than 75% of Wheeling-Nisshin's steel substrate requirements, up to an aggregate maximum of 9,000 tons per week, subject to product quality requirements. Shipments of cold-rolled steel by WPC to Wheeling-Nisshin were approximately 473,000 tons, or 19.4% of WPC's total tons shipped in 1999 and approximately 428,000 tons, or 19.1% in 1998.

  Ohio Coatings Company

            WPC has a 50.0% equity interest in OCC, which is a joint venture between WPC and Dong Yang, a leading South Korea-based tin plate producer. Nittetsu Shoji America ("Nittetsu"), a U.S.-based tin plate importer, holds non-voting preferred stock in OCC. OCC commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic electro-tin plating facility constructed in the past 30 years and is positioned to become a premier supplier of tin plate to the container and automotive industries. WPC produces all of its tin coated products through OCC. As part of the joint venture agreement, WPC has the right to supply up to 230,000 tons of the substrate requirements of OCC through the year 2012, subject to quality requirements and competitive pricing. WPC will market all of OCC's products. Nittetsu markets the product as a sales agent for the Company. In 1999 and 1998, OCC had an operating income of $2.1 million and $0.3 million, respectively.

Non-Steel Businesses

  Handy & Harman

            H&H, through several subsidiaries, manufactures a wide variety of non-precious metal wire and tubing products. Small-diameter precision-drawn tubing fabricated from stainless steel, nickel alloy and carbon and alloy steel is produced in many sizes and shapes to critical specifications for use in the semiconductor, aircraft, petrochemical, automotive, appliance, refrigeration and instrumentation industries. Additionally, tubular product is manufactured for the medical industry for use as implants, surgical devices and instrumentation. Nickel alloy, galvanized carbon steel and stainless steel wire products redrawn from rods are produced for such diverse applications as bearings, cable lashing, hose reinforcement, nails, knitted mesh, wire rope, cloth, air bags and antennas in the aerospace, automotive, chemical, communications, marine, medical, petrochemical, welding and other industries.

            H&H's precious metals activities include the fabrication of precious metals and their alloys into wire and rolled products, powders and grain and the utilization of precious metals in precision electroplating. H&H's profits from precious metal products are derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metals. In accordance with general practice in the industry, prices to customers are a composite of two factors: namely (1) the value of the precious metal content of the product plus (2) the "fabrication value", which includes the cost of base metals, labor, overhead, financing and profit. Fabricated precious metals are used in many applications including brazing, arts and contact materials for a wide variety of industries including aerospace, electronics, appliance, nuclear, automotive, jewelry, electrical, medical and silversmithing.

            H&H produces precision-stamped, electroplated and molded materials and stamped parts (often using gold, silver, palladium and various base metals on such materials and stamped parts) for use in the semiconductor, telecommunications, automotive, electronics and computer industries. It also participates in the injection-molded medical plastics market.

            H&H, through other subsidiaries, manufactures fasteners, fastening systems, plastic and steel fittings and connectors, and non-ferrous thermite welding powders for the roofing, construction, do-it-yourself, natural gas, electric and water distribution industries.

  WHX Entertainment

            In October 1994, WHX Entertainment, a wholly owned subsidiary of WHX, purchased a 50.0% interest in the operations of Wheeling-Downs Racing Association ("Wheeling-Downs") from Sportsystems Corporation for $12.5 million. Wheeling-Downs operates a racetrack and video lottery facility located in Wheeling, West Virginia.

Customers

  Steel and Related Businesses

            WPC and Unimast market an extensive mix of products to a wide range of manufacturers, converters and processors. The Company's 10 largest customers (including Wheeling-Nisshin) accounted for approximately 25.9% of its net sales in 1997, 27.2% in 1998, and 27.5% in 1999. No single customer accounted for more than 10% of net sales in 1997 or 1998. Wheeling-Nisshin accounted for 10.2% of net sales in 1999. Geographically, the majority of WPC's customers are located within a 350-mile radius of the Ohio Valley. However, WPC has taken advantage of its river-oriented production facilities to market via barge into more distant locations such as the Houston, Texas and St. Louis, Missouri areas. The acquisition of Unimast in March 1995 increased the Company's shipments to the construction industry and its ability to market its products to broad geographic areas.

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

                        Percent of Total Net Tons Shipped

                                                                               Year Ended December 31,
                                                                               -----------------------
Major Customer Category                                   1999           1998          1997(1)        1996(1)        1995
-----------------------                                   ----           ----          -------        -------        ----

Construction ................................              25%            27%            44%            28%            22%
Steel Service Centers .......................              28             27             26             24             27
Converters/Processors .......................              25             29             13             23             26
Agriculture .................................               5              5             11              7              6
Containers ..................................              10              7              2              6              6
Automotive ..................................               1            --               2              5              5
Appliances ..................................               2              2              1              4              4
Exports .....................................               1              1            --             --               1
Other .......................................               3              2              1              3              3
                                                          ---            ---            ---            ---            ---
         Total ..............................             100%           100%           100%           100%           100%
                                                          ===            ===            ===            ===            ===

(1)         The allocation among customer categories was affected by the strike.

            Construction. The shipments to the construction industry are heavily influenced by the sales of Wheeling Corrugating and Unimast. Wheeling Corrugating services the non-residential and agricultural building and highway industries, principally through shipments of hot dipped galvanized and painted cold rolled products. With its acquisitions during the 1980s and early 1990s of regional facilities, Wheeling Corrugating has doubled its shipments and has been able to market its products into broad geographical areas. Unimast is a leading manufacturer of steel framing and related accessories for residential and commercial building construction.

            Steel Service Centers. The shipments to steel service centers are heavily concentrated in the areas of hot rolled and hot dipped galvanized coils. Due to increased in-house costs to steel companies during the 1980s for processing services such as slitting, shearing and blanking, steel service centers have become a major factor in the distribution of hot rolled products to ultimate end users. In addition, steel service centers have become a significant factor in the sale of hot dipped galvanized products to a variety of small consumers such as mechanical contractors, who desire not to be burdened with large steel inventories.

            Converters/Processors. The growth of shipments to the converters/processors market is principally attributable to the increase in shipments of cold-rolled products to Wheeling-Nisshin, which uses cold-rolled coils as a substrate to manufacture a variety of coated products, including hot-dipped galvanized and aluminized coils for the automotive, appliance and construction markets. As a result of the second line expansion, WPC's shipments to Wheeling-Nisshin increased significantly beginning in 1993. The converters/processors industry also represents a major outlet for their hot rolled products, which are converted into finished commodities such as pipe, tubing and cold rolled strip.

            Agriculture. The shipments to the agricultural market are principally sales of roll-formed, corrugated sheets which are used as roofing and siding in the construction of barns, farm machinery enclosures and light commercial buildings.

            Containers. The vast majority of shipments to the container market are concentrated in tin mill products, which are utilized extensively in the manufacture of food, aerosol, beverage and general line cans. The container industry has represented a stable market. The balance of shipments to this market consists of cold-rolled products for pails and drums. As a result of the OCC joint venture, WPC phased out its existing tin mill production facilities in 1996, and has begun to sell substrate to, and to distribute products produced by, OCC.

            Automotive. Unlike the majority of its competitors, WPC is not heavily dependent on shipments to the automotive industry. However, WPC has established higher value-added niches in this market, particularly in the area of hot-dipped galvanized products for deep drawn automotive underbody parts. In addition, WPC has been a supplier of tin mill products for automotive applications, such as oil filters and gaskets.

            Appliances. The shipments to the appliance market are concentrated in hot-dipped galvanized, electrogalvanized and hot-rolled coils. These products are furnished directly to appliance manufacturers as well as to blanking, drawing and stamping companies that supply OEMs. WPC has concentrated on niche product applications primarily used in washer/dryer, refrigerator/freezer and range appliances.

  Handy & Harman

            Handy & Harman is diversified across both industrial markets and customers. H&H sells to the electronics, telecommunications, semi-conductor, computer, aerospace, home appliance OEM, automotive, construction, utility, medical, silversmith, and general manufacturing industries. In 1999, no customer accounted for more than 3.5% of H&H's sales.

Raw Materials

  Steel and Related Businesses

            WPC has a 12.5% ownership interest in Empire Iron Mining Partnership ("Empire") which operates a mine located in Palmer, Michigan. WPC is obligated to purchase approximately 12.5% or 1.0 million gross tons per year (at current production levels) of the mine's annual ore output. Interest in related ore reserves as of December 31, 1999, is estimated to be 19.6 million gross tons. WPC generally consumes approximately 2.5 million gross tons of iron ore pellets in its blast furnaces. The Company's pro rata cash operating cost of Empire currently approximates the market price of ore. WPC obtains approximately one half of its iron ore from spot and medium-term purchase agreements at prevailing world market prices. It has commitments for the majority of its blast furnace iron ore pellet needs through 2002 from world-class suppliers.

            WPC has a long-term supply agreement with a third party to provide WPC with a substantial portion of WPC's metallurgical coal requirements at competitive prices. WPC's coking operations require a substantial amount of metallurgical coal.

            WPC currently produces coke in excess of its requirements and typically consumes generally all of the resultant by-product coke oven gas. In 1999, approximately 1.6 million tons of coking coal were consumed in the production of blast furnace coke by WPC. WPC sells its excess coke and coke oven by-products to third-party trade customers.

            WPC's operations require material amounts of other raw materials, including limestone, oxygen, natural gas and electricity. These raw materials are readily available and are purchased on the open market. WPC is presently dependent on external steel scrap for approximately 8.75% of its steel melt. The cost of these materials has been susceptible in the past to price fluctuations, but worldwide competition in the steel industry has frequently limited the ability of steel producers to raise finished product prices to recover higher material costs. Certain of WPC's raw material supply contracts provide for price adjustments in the event of increased commodity or energy prices.

            Unimast's raw material requirements consist primarily of galvanized steel coils, which are readily available on the open market. Unimast purchases its steel requirements from major domestic steel producers throughout the country, including WPC. The price for steel coils tends to fluctuate during the year due to changes in the domestic and international marketplaces. Unimast has not experienced any problems in obtaining the necessary quantities of steel from its suppliers, which totaled over 294,000 tons for the year ended December 31, 1999.

  Handy & Harman

            The raw materials used by H&H in its precious metal operations consist principally of silver, gold, copper, cadmium, zinc, nickel, tin, and the platinum group metals in various forms. Silver, gold and palladium constitute the major portion of the value of the raw materials involved. The prices of silver, gold, and palladium are subject to fluctuations and are expected to continue to be affected by world market conditions. Nonetheless, H&H has not experienced any problem in obtaining the necessary quantities of raw materials and, in the normal course of business, receives precious metals from suppliers and customers. These metals are returnable in fabricated or commercial bar form under agreed-upon terms. Since precious metals are fungible, H&H does not physically segregate supplier and customer metals from its own inventories. Therefore, to the extent that supplier or customer metals are used by H&H, the amount of inventory which H&H must own is reduced. All precious metal raw materials are readily available from several sources. It is H&H's operating policy to maintain its precious metal inventory levels under the last in, first out ("LIFO") method of accounting. Precious metals are purchased at the same prices and quantities as selling commitments to customers. From time-to-time, management reviews the appropriate inventory levels and may elect to make adjustments.

            The raw materials used by H&H in its non-precious metal operations consist principally of stainless, galvanized, and carbon steel, nickel alloys, a variety of high-performance alloys, and various plastic compositions. H&H purchases all such raw materials at open market prices from domestic and foreign suppliers. H&H has not experienced any problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, will be affected by world market conditions and government policies.

Backlog

            WPC's order backlog was 375,883 net tons at December 31, 1999, compared to 365,622 net tons at December 31, 1998. All orders related to the backlog at December 31, 1999 are expected to be shipped during the first half of 2000, subject to delays at the customers' request. The order backlog represents orders received but not yet completed or shipped. In times of strong demand, a higher order backlog may allow the Company to increase production runs, thereby enhancing production efficiencies.

Capital Investments

            The Company  believes  that it must  continuously  strive to improve productivity and product quality, and control manufacturing costs, in order to remain competitive. Accordingly, the Company is committed to continuing to make necessary capital investments with the objective of reducing manufacturing costs per ton, improving the quality of steel produced and broadening the array of products offered to the Company's served markets. The Company's capital expenditures (including capitalized interest) for 1999 were approximately $104.0 million, including $7.7 million on environmental projects. From 1995 to 1999, capital expenditures aggregated approximately $307.8 million. This level of capital expenditures was needed to maintain productive capacity, improve productivity and upgrade selected facilities to meet competitive requirements and maintain compliance with environmental laws and regulations. The capital expenditure program has included improvements to WPC's infrastructure, blast furnaces, steel-making facilities, 80-inch hot-strip mill and finishing operations, and has resulted in improved shape, gauge, surface and physical characteristics for its products. Continuous and substantial capital and maintenance expenditures will be required to maintain operating facilities, modernize finishing facilities to remain competitive and to comply with environmental control requirements. The Company anticipates funding its capital expenditures in 2000 from cash on hand and funds generated by operations, sale of receivables under the WPC Receivables Facility and funds available under the revolving credit facilities at WPSC, H&H and Unimast. The Company anticipates that capital expenditures will approximate depreciation, on average, over the next few years.

Energy Requirements

            Many of the Company's major facilities that use natural gas have been equipped to use alternative fuels. The Company continually monitors its operations regarding potential equipment conversion and fuel substitution to reduce energy costs.

Employment

            Total active employment of the Company at December 31, 1999 aggregated 7,549 employees, of which 3,348 were represented by the United Steel Workers of America ("USWA"), and 975 by other unions. The remainder consisted of 1,850 salaried employees and 1,376 non-union operating employees. At December 31, 1999, WPC had 4,436 employees, H&H had 2,366 employees and Unimast had 747 employees.

            On August 12, 1997, WPSC and USWA entered into a five-year labor agreement.

Competition

  Steel and Related Businesses

            The steel industry is cyclical in nature and has been marked historically by overcapacity, resulting in intense competition.

            WPC faces increasing competitive pressures from other domestic integrated producers, minimills and processors. Processors compete with WPC in the areas of slitting, cold rolling and coating. Minimills are generally smaller-volume steel producers that use ferrous scrap metals as their basic raw material. Compared to integrated producers, minimills, which rely on less capital-intensive steel production methods, have certain advantages. Since minimills typically are not unionized, they have more flexible work rules that have resulted in lower employment costs per net ton shipped. Since 1989, significant flat-rolled minimill capacity has been constructed and these minimills now compete with integrated producers in product areas that traditionally have not faced significant competition from minimills. In addition, there has been significant additional flat-rolled minimill capacity constructed in recent years. These minimills and processors compete with WPC primarily in the commodity flat-rolled steel market. In the long term, such minimills and processors may also compete with WPC in producing value-added products. In addition, the increased competition in commodity product markets influence certain integrated producers to increase product offerings to compete with WPC's custom products.

            As the single largest steel consuming country in the western world, the United States has long been a favorite market of steel producers in Europe and Japan. In addition, steel producers from Korea, Taiwan, and Brazil, and non-market economies such as Russia and China, have also recognized the United States as a target market.

            Total annual steel consumption in the United States has fluctuated between 88 million and slightly over 115 million tons since 1991. A number of steel substitutes, including plastics, aluminum, composites and glass, have reduced the growth of domestic steel consumption.

            Steel imports of flat-rolled products as a percentage of domestic apparent consumption, excluding semi-finished steel, have been approximately 20% in 1997, 27% in 1998 and 23% in 1999. Imports surged in 1998 due to severe economic conditions in Southeast Asia, Latin America, Japan and Russia, among others. World steel demand, world export prices, U.S. dollar exchange rates and the international competitiveness of the domestic steel industry have all been factors in these import levels.

            Unimast is one of the leading manufacturers of steel construction building products for the commercial and residential marketplace. While there are many companies that compete directly with Unimast, there are few manufacturers that carry a comparable variety of products. Unimast competes on a national basis and is increasing its presence in the Western U.S. with its new manufacturing facility in Goodyear, Arizona. Competitive factors most affecting Unimast include service, price and quality, with price usually the leading consideration.

  Handy & Harman

            H&H is one of the leading fabricators of precious metal products and precision electroplating. Although there are no companies in the precious metals field whose operations exactly parallel those of H&H in every area, there are a number of competitors in each of the classes of precious metals products. Many of these competitors also conduct activities in other product lines in which H&H is not involved. Competition is based on quality, service and price, each of which is of equal importance.

            There are many companies, domestic and foreign, which manufacture non-precious wire and tubing products, and other specialty products of the type manufactured by H&H. Competition is based on quality, service, price and new product introduction, each of which is of equal importance.

Item 2:           Properties

Steel and Related Businesses

  WPC And Unimast

            WPC has one raw steel producing plant and various other finishing and fabricating facilities. The Steubenville complex is an integrated steel producing facility located at Steubenville and Mingo Junction, Ohio and Follansbee, West Virginia. The Steubenville complex includes coke oven batteries that produce all coke requirements, two operating blast furnaces, two basic oxygen furnaces, a two-strand continuous slab caster with an annual slab production capacity of approximately 2.4 million tons, an 80-inch hot strip mill and pickling and coil finishing facilities. The Ohio and West Virginia locations, which are separated by the Ohio River, are connected by a railroad bridge owned by WPC. A pipeline is maintained for the transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville complex. The Steubenville complex primarily produces hot-rolled products, which are either sold to third parties or shipped to other of the Company's facilities for further processing into value-added products.

            The following table lists the other principal plants of WPC and the annual capacity of the major products produced at each facility:

                             Other Major Facilities

Location and Operations                                  Capacity Tons/Year                              Major Products
-----------------------                                  ------------------                              --------------

Allenport, Pennsylvania:
    Continuous pickler, tandem mill,
    temper mill and annealing lines.....................        950,000                 Cold-rolled sheets
Beech Bottom, West Virginia:
    Paint line..........................................        120,000                 Painted steel in coil form
Canfield, Ohio:
    Electrogalvanizing line, paint line,
    ribbon and oscillating rewind slitters..............         65,000                 Electrolytic galvanized sheet and strip
Martins Ferry, Ohio:
Temper mill, zinc coating lines.........................        750,000                 Hot-dipped galvanized sheets and coils
Yorkville, Ohio:
    Continuous pickler, tandem mill,
        temper mills and annealing lines................        660,000                 Black plate and cold-rolled sheets

            All of the above facilities currently owned by WPC are regularly maintained in good operating condition. However, continuous and substantial capital and maintenance expenditures are required to maintain the operating facilities, to modernize finishing facilities in order to remain competitive and to meet environmental control requirements.

            WPC has fabricated product facilities at Fort Payne, Alabama; Houston, Texas; Lenexa, Kansas; Louisville, Kentucky; Minneapolis, Minnesota; Warren, Ohio; Gary, Indiana; Emporia, Virginia; Grand Junction, Colorado; and Klamath Falls and Brooks, Oregon.

            WPC maintains regional sales offices in Atlanta, Chicago, Detroit, Philadelphia, Pittsburgh and its corporate headquarters in Wheeling, West Virginia.

            Unimast has facilities located at Franklin Park, Illinois; Warren, Ohio; McDonough, Georgia; Baytown, Texas; Boonton, New Jersey; New Brighton, Minnesota; Brooksville and Miami, Florida; and East Chicago, Indiana.

  Handy & Harman

            H&H, acquired in April 1998, has 23 active operating plants in the United States, Canada, England, Denmark and Singapore (50% owned) with a total area of approximately 1,860,000 square feet, including warehouse, office and laboratory space, but not including the plant used by the Singapore operation. H&H also owns or leases sales, service and warehouse facilities at two other locations in the United States (which, with H&H's general offices, have a total area of approximately 53,000 square feet) and owns nine non-operating or discontinued locations with a total area of approximately 416,000 square feet. H&H considers its manufacturing plants and services facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded readily to meet additional demands. Manufacturing facilities of H&H are located in: Fort Smith, Arkansas; Fontana, California; Toronto, Canada; Fairfield, Connecticut; Camden, Delaware; Kolding, Denmark; Liversedge, England; Evansville and Indianapolis, Indiana; Cockeysville, Maryland; Agawam, Westfield and North Attleboro, Massachusetts; Middlesex and Willingboro, New Jersey; Canastota and Oriskany, New York; Tulsa and Broken Arrow, Oklahoma; Norristown, Pennsylvania; East Providence, Rhode Island; Cudahy, Wisconsin; and Singapore (50% owned).

            All plants are owned in fee except for the Canastota, Fort Smith, Middlesex, and Westfield plants, which are leased.

Item 3.           Legal Proceedings

Environmental Matters

  WPC

            WPC, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, WPC has incurred capital expenditures for environmental control projects aggregating $12.4 million, $9.5 million and $7.7 million for 1997, 1998 and 1999, respectively. WPC anticipates spending approximately $13.6 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $6.7 million in 2000, $3.1 million in 2001, and $3.8 million in 2002. Due to the possibility of unanticipated factual or regulatory developments, the amount and timing of future expenditures may vary substantially from such estimates.

            WPC has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at several waste sites. WPC is subject to joint and several liability imposed by CERCLA on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, WPC is unable to reasonably estimate the ultimate cost of compliance with CERCLA laws. WPC believes, based upon information currently available, that its liability for clean-up and remediation costs in connection with the Buckeye Reclamation Landfill will be between $1.5 million and $2.0 million. At five other sites (MIDC Glassport, Tex-Tin, Breslube Penn, Four County Landfill and Beazer) WPC estimates the costs to approximate $500,000. WPC is currently funding its share of remediation costs.

            The Clean Air Act Amendments of 1990 (the "Clean Air Act") directly affect the operations of many of WPC's facilities, including coke ovens. WPC is presently in compliance with the provisions of the Clean Air Act. However, under the Clean Air Act, coke ovens generally will be required to comply with progressively more stringent standards which will result in an increase in environmental capital expenditures and costs for environmental compliance. The forecasted environmental expenditures include amounts which will be spent on projects relating to compliance with these standards.

            In an action brought in 1985 in the U.S. District Court for the Northern District of West Virginia, the EPA claimed violations of the Solid Waste Disposal Act at a surface impoundment area at the Follansbee facility. WPC and the EPA entered into a consent decree in October 1989 requiring certain soil and groundwater testing and monitoring. The surface impoundment has been removed and a final closure plan has been submitted to the EPA. WPC is waiting for approval from the EPA to implement the plan. Until the EPA responds to WPC, the full extent and cost of remediation cannot be ascertained.

            In June 1995, the EPA informally requested corrective action affecting other areas of the Follansbee facility. The EPA sought to require WPC to perform a site investigation of the Follansbee plant. WPC actively contested the EPA's jurisdiction to require a site investigation, but subsequently agreed to comply with a final administrative order issued by the EPA in June 1998 to conduct a Resource Conservation and Recovery Act ("RCRA") facility investigation to determine the nature and extent of soil and groundwater contamination and appropriate clean up methods. The Company anticipates spending up to $1 million in year 2000 for sampling at the site.

            WPC is currently operating in substantial compliance with three consent decrees (two with the EPA and one with the Pennsylvania Department of Environmental Resources) with respect to wastewater discharges at Allenport, Pennsylvania, Mingo Junction, Steubenville, and Yorkville, Ohio. All of the foregoing consent decrees are nearing expiration. A petition to terminate the Allenport consent decree was filed in 1998.

            In March 1993, the EPA notified WPC of Clean Air Act violations alleging particulate matter and hydrogen sulfide emissions in excess of allowable concentrations at WPC's Follansbee coke plant. In January 1996, the EPA and the Company entered into a consent decree. Although the Company has paid the civil penalties due pursuant to the terms of the consent decree, the Company continues to accrue stipulated penalties to such consent decree. As of December 1999, the Company has accrued stipulated penalties of approximately $2.7 million.

            In June 1999, the Ohio Attorney General filed a lawsuit against WPC alleging certain hazardous waste law violations at its Steubenville and Yorkville, Ohio facilities and certain water pollution law violations at the Company's Yorkville, Ohio facility relating primarily to the alleged unlawful discharge of spent pickle liquor. The lawsuit contains forty-four separate counts and seeks preliminary and permanent injunctive relief in addition to civil penalties. Settlement negotiations with Ohio EPA are on-going and Ohio EPA has demanded a civil penalty of $300,000.

            In January 1998, the Ohio Attorney General notified WPC of a draft consent order and initial civil penalties in the amount of $1 million for various air violations at its Steubenville and Mingo Junction, Ohio facilities occurring from 1992 through 1996. In November 1999, Ohio EPA and WPC entered into a consent decree settling the civil penalties related to this matter for approximately $250,000. The consent decree also obligates the Company to pay certain stipulated penalties for future air violations.

            WPC has experienced discharges of oil through NPDES permitted outfalls at its Mingo Junction, Ohio and Allenport, Pennsylvania plants. WPC spent approximately $0.8 million and $1.5 million in 1998 and 1999, respectively, to investigate and clean up oil spills at its Mingo Junction, Ohio facility. WPC anticipates spending approximately $1.4 million to install a slip lined pipe and an automated oil recovery system at its Mingo Junction, Ohio facility. WPC has not yet received any notices of violation from the regulatory agencies for such oil spills.

            The EPA conducted a multimedia inspection of WPC's Steubenville, Mingo Junction, Yorkville, and Martins Ferry, Ohio facilities in March and June 1999. The inspection covered all environmental regulations applicable to these plants. WPC has received a Notice of Violation from EPA for alleged air violations, but has not yet received notice of any violations of water or waste laws. The air Notice of Violation does not specify the amount of penalties sought by EPA. WPC is exploring settlement with EPA regarding such air violations.

            WPC is aware of potential environmental liabilities resulting from operations, including leaking underground and aboveground storage tanks, and the disposal and storage of residuals on its property. Each of these situations is being assessed and remediated in accordance with regulatory requirements.

            Non-current accrued environmental liabilities totaled $12.7 million at December 31, 1998 and $14.7 million at December 31, 1999. These accruals were initially determined by WPC in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that WPC has adequately provided for its present environmental obligations.

            Based upon information currently available, including WPC's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with federal and state agencies, and information available to WPC on pending judicial and administrative proceedings, WPC does not expect its environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition of WPC. However, as further information comes into WPC's possession, it will continue to reassess such evaluations.

  Handy & Harman

            In connection with the Montvale, New Jersey facility (which was closed in 1984), formerly operated by Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, a civil action lawsuit was filed in April 1993 by the Borough of Park Ridge in the Superior Court of New Jersey, Law Division, Bergen County, against HHEM, the Company, the prior owner of the facility and other defendants, asserting that a chemical used at the facility in Montvale, New Jersey, an adjoining municipality, had migrated and entered a drinking water supply of Park Ridge. This action sought recovery of the alleged cost of treatment and remediation of water wells of the Borough of Park Ridge as a result of alleged contamination by the defendants.

            The  H&H   defendants   denied   responsibility   for  the   alleged
contamination of the Park Ridge wells and asserted that if any such contamination existed as a result of operation of the Montvale facility, damages arising therefrom were the responsibility of the owner or operator thereof prior to the purchase of the facility by HHEM from Plessey Incorporated ("Plessey"). The H&H defendants asserted substantial cross-claims against Plessey, GEC-Marconi Materials Corp. and a vendor of the chemical involved. H&H also filed a separate action, since consolidated with the above Park Ridge action, against Twin Cities Fire Insurance Company and other carriers, claiming coverage under various liability insurance policies and seeking indemnification and defense for all of Park Ridge's claims.

            The Company has settled its claims against its co-defendant, Plessey, Inc., and its claims against Twin City. As a result of those settlements, a resolution of the Park Ridge lawsuit was reached on August 24, 1999 with no material effect to the Company.


Shareholder Lawsuits

            Two purported class action lawsuits were commenced in connection with the unsolicited tender offer commenced by WHX in December 1998 to acquire all of H&H's shares for $30 per share in cash (the "Initial WHX Offer"). Both of these purported class actions are not actively being pursued by the plaintiff at the present time.

SEC Enforcement Action

            On June 25, 1998, the Securities and Exchange Commission ("SEC") instituted an administrative proceeding against the Company alleging that it had violated certain SEC rules in connection with the tender offer for Dynamics Corporation of America ("DCA") that commenced on March 31, 1997 through the Company's wholly owned subsidiary, SB Acquisition Corp. (the "Offer"). The Company previously disclosed that the SEC intended to institute this proceeding. Specifically, the Order Instituting Proceedings (the "Order") alleges that, in its initial form the Offer violated the "All Holders Rule," Rule 14d-10(a)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), based on the Company's inclusion of a "record holder condition" in the Offer. No shareholder had tendered any shares at the time the condition was removed. The Order further alleges that the Company violated Rules 14d-4(c) and 14d-6(d) under the Exchange Act upon expiration of the Offer, by allegedly waiving material conditions to the Offer without prior notice to shareholders and purchasing the approximately 10.6% of DCA's outstanding shares tendered pursuant to the Offer. The SEC does not claim that the Offer was intended to or in fact defrauded any investor.

            The Order instituted proceedings to determine whether the SEC should enter an order requiring the Company (a) to cease and desist from committing or causing any future violation of the rules alleged to have been violated and (b) to pay approximately $1.3 million in disgorgement of profits. The Company has filed an Answer denying any violations and seeking dismissal of the proceeding. Last year, an administrative law judge of the SEC held an evidentiary hearing on the merits, but a decision has not been rendered to date. Although there can be no assurance that an adverse decision will not be rendered, the Company intends to continue to vigorously defend against the SEC's charges.

General Litigation

            On October 27, 1998, the Company filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese mills and three Russian mills, alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. The Company asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the U.S. District Court for the Southern District of Ohio. The Company subsequently amended its complaint to allege violations of the 1916 Antidumping Act by nine trading companies. The amended complaint sought treble damages and injunctive relief. The Court dismissed WPC's state law causes of action, but allowed it to proceed with its claims under the 1916 Antidumping Act. In early June 1999, the U.S. District Court issued an order holding that injunctive relief is not available as a remedy under the 1916 Antidumping Act. The Company has appealed the Court's decision to the Sixth Circuit Court of Appeals. The Company has reached out-of-court settlements with six of the nine steel trading companies named in this lawsuit. The Company's claims for treble damages, but not injunctive relief, against the three remaining defendants were subsequently dismissed as a result of settlement negotiations.

            The Company is a party to various litigation matters including general liability claims covered by insurance. In the opinion of management, such claims are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

            (a) The 1999 special meeting of stockholders was held on November 8, 1999.

            (b) Matters voted on at the meeting and the number of votes cast.

                                                                                      Votes Against
                                                               Voted for               Or Withheld               Abstentions
                                                               ---------               -----------               -----------

(1)     Approval of amendment to the Certificate               7,617,374                  3,303,247                332,538
        of Incorporation and the By-Laws, until
        June 30, 2001, to eliminate the right of
        stockholders to call a special meeting of
        stockholders and to permit only the
        Chairman of the Board or the Board of
        Directors to call special meetings of
        stockholders.

(2)     Approval of amendment to the Certificate of            7,620,307                  3,293,195                339,657
        Incorporation and the By-Laws,
        until June 30, 2001, to eliminate stockholder
        action by written consent.

(3)     Approval of amendment to the Certificate of            7,693,931                  3,216,266                342,962
        Incorporation to require, until June 30,
        2001, an affirmative vote of 66 2/3% of the
        voting stock in order to (a) amend, repeal
        or adopt any provision inconsistent with any
        of the adopted amendments to the Certificate
        of Incorporation proposed and (b) for
        stockholders to amend any provision of the
        By-Laws with respect to By-Law amendments.

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

            The number of shares of Common Stock issued and outstanding as of March 1, 2000 was 14,461,741, including 276,268 shares of Redeemable Common
Stock. In 1998 and 1999, the Company purchased 1.8 million shares and 3.6 million shares, respectively, of Common Stock in open market purchases. The repurchased shares have been retired.

            The prices set forth in the following table represent the high and low sales prices for the Company's Common Stock:

                                                     Common Stock
                                                     ------------
                                                  High             Low
                                                  ----             ---

1999
First Quarter.............................. $    11.750     $     7.625
Second Quarter.............................       9.000           6.375
Third Quarter..............................      10.375           6.438
Fourth Quarter.............................      10.063           7.813
1998
First Quarter.............................. $    17.375     $    11.000
Second Quarter.............................      16.938          12.313
Third Quarter..............................      13.938          10.000
Fourth Quarter.............................      12.875           9.500

            As of March 1, 2000, there were approximately 11,645 holders of record of WHX's Common Stock.

            The Company intends to retain any future earnings for working capital needs and to finance capital improvements, and presently does not intend to pay cash dividends on its Common Stock for the foreseeable future.

Item 6.           Selected Financial Data

  Five-Year Statistical
  (Thousands of Dollars)

                                                         1999         1998         1997*        1996*            1995
                                                         ----         ----         -----        -----            ----

Profit and Loss:
Net sales ........................................  $ 1,716,800   $ 1,645,498   $  642,096   $ 1,232,695    $ 1,364,614
Cost of products sold (excluding
    depreciation and amortization
    and profit sharing) ..........................    1,430,389     1,376,431      720,722     1,096,228     1,147,899
Depreciation and amortization ....................      104,856        96,870       49,445        68,956        67,700
Profit sharing ...................................         --            --           --            --           6,718
Selling, administrative and general expense ......      142,388       120,981       68,190        70,971        66,531
Special charge ...................................         --            --         92,701          --            --
                                                     -----------  -----------   -----------   -----------   -----------
Operating income (loss) ..........................       39,167        51,216     (288,962)       (3,460)       75,766
Interest expense on debt .........................       87,851        78,096       29,047        25,963        22,830
Other income .....................................       26,420        89,696       50,668        25,974        47,139
                                                     -----------  -----------   -----------   -----------   -----------
Income (loss) before taxes .......................      (22,264)       62,816     (267,341)       (3,449)      100,075
Tax provision (benefit) ..........................       (6,430)       23,386      (93,569)       (4,107)       19,014
                                                     -----------  -----------   -----------   -----------   -----------
Income (loss) before extraordinary items .........      (15,834)       39,430     (173,772)          658        81,061
Extraordinary items--net of tax ..................          896         2,241      (25,990)         --          (3,043)
                                                     -----------  -----------   -----------   -----------   -----------
Net income (loss) ................................      (14,938)       41,671     (199,762)          658        78,018
Preferred stock dividends ........................       20,608        20,608       20,657        22,313        22,875
                                                     -----------  -----------   -----------   -----------   -----------
Net income (loss) available to
    common stock .................................  $   (35,546)  $    21,063   $ (220,419)  $   (21,655)  $    55,143
                                                    ===========   ===========   ===========   ===========   ===========
Basic income (loss) per share:
Income (loss) before extraordinary items .........  $     (2.30)  $      1.04   $    (8.83)  $      (.83)  $      2.25
Extraordinary items--net of tax ..................          .06           .12        (1.18)         --            (.12)
                                                    -----------   -----------   -----------   -----------   -----------
Net income (loss) per share ......................  $     (2.24)  $      1.16   $   (10.01)  $      (.83)  $      2.13
                                                    ===========   ===========   ===========   ===========   ===========
Average number of common shares
outstanding (in thousands) .......................       15,866        18,198       22,028        26,176        25,850
Financial Position:
Cash, cash equivalents and short term
    investments, net of short term
    borrowings ...................................  $   174,590   $   230,584  $   305,934   $   412,359   $   439,493
Working capital ..................................      294,276       408,878      329,372       491,956       541,045
Property, plant and equipment--net ...............      816,501       819,077      738,660       755,412       793,319
Plant additions and improvements .................      104,035        48,250       36,779        35,436        83,282
Total assets .....................................    2,673,566     2,712,084    2,061,920     1,718,779     1,796,467
Long-term debt ...................................      847,720       893,356      350,453       268,198       285,676
Stockholders' equity .............................      377,471       446,512      453,393       714,437       768,405
Number of stockholders of record:
Common ...........................................       11,666        11,915       12,273        12,697        13,408
Series A Convertible Preferred ...................           32            31           42            42            28
Series B Convertible Preferred ...................           74            69           79            62            48
Employment
Employment costs .................................  $   443,333   $   394,701  $   204,004   $   321,347   $   343,416
Average number of employees ......................        7,535         7,470        4,420         5,706         5,996

                                 WHX CORPORATION

* The financial results of the Company for the fourth quarter of 1996 and all of 1997 were adversely affected by the strike.

Notes to Five-Year Statistical Summary

            In 1995, the Company recorded an extraordinary charge of $3.0 million, net of taxes, to reflect the coal retiree medical benefits for additional retirees assigned to the Company by the Social Security Administration and the effect of recording the liability at its net present value.

            In 1996, the Company experienced a work stoppage which began October 1, 1996 and continued through August 12, 1997 at eight of its plants in Ohio, Pennsylvania and West Virginia. No steel products were produced or shipped from these facilities during the strike. These facilities account for approximately 80% of the tons shipped by the Company on an annual basis.

            In 1997, the Company recorded a special charge of $92.7 million related to a new labor agreement which ended the ten-month strike. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses, $3.8 million for special assistance and other employee benefits payments and $6.7 million for a grant of one million stock options to WPN Corp.

            In 1997, the Company also recorded an extraordinary charge of $26.0 million, net of tax, related to premium and interest charges required to defease its 9 3/8% Senior Unsecured Notes of $24.3 million and coal miner retiree medical benefits of $1.7 million.

            During 1998, the Company purchased and retired $48.0 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in extraordinary income of $2.2 million, net of tax.

            In April 1998, the Company acquired H&H. The transaction had a total value of $651.4 million, including the assumption of approximately $229.6 million in debt.

            During 1999, the Company purchased and retired $20.5 million aggregate principal amount of 10 1/2% Senior Notes in the open market, resulting in an extraordinary gain of $0.9 million, net of tax.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  Overview

            The Company continues to pursue strategic alternatives to maximize the value of its portfolio of businesses. Some of these alternatives have included, and will continue to include selective acquisitions, divestitures and sales of certain assets. The Company has provided, and may from time to time in the future provide information to interested parties regarding portions of its businesses for such purposes.

  1999 Compared to 1998

            Net sales for 1999 increased to $1.7 billion from $1.6 billion in 1998. Sales declined by $29.9 million at the Company's WPC operations as increased steel shipments were offset by a continued weakness in steel prices. WPC's sales were also negatively impacted as a result of reduced sales of coke during 1999 as compared to 1998, which included sales of excess coke produced during WPC's ten-month strike which ended August 1997. Comparative sales increased by $115.8 million at H&H, reflecting 1999 as the first full reporting year having been acquired on April 13, 1998. On a pro forma basis, H&H sales actually declined in 1999 compared to 1998 by $4.5 million, reflecting lower precious metal and stainless steel pricing in 1999. Sales increased $12.0 million to $217.4 million at Unimast compared to $205.4 million in 1998, reflecting record steel shipments of over 294,000 tons in 1999.

            Costs for 1999 increased to $1.43 billion from $1.38 billion in 1998. Operating costs increased by $8.1 million at the Company's WPC operations, reflecting the higher volume of shipments partially offset by lower raw material costs and the absence of coke sales as compared to 1998. Included in the 1998 costs are unfavorable physical inventory adjustments of $4.5 million. H&H's operating costs in 1999 increased by $77.1 million, reflecting a full reporting year in 1999 compared to a partial year in 1998. On a pro forma basis, H&H operating costs declined by $16.8 million, reflecting lower raw material costs in 1999 versus 1998. Unimast's operating costs in 1999 increased by $1.6 million compared to 1998 reflecting the general increase in the level of operating activity.

            Depreciation and amortization expense increased to $104.9 million in 1999 from $96.9 million in 1998. Increased depreciation is principally due to H&H reporting a full year in 1999, compared to a partial year in 1998. Amortization increased $1.4 million reflecting the full year goodwill amortization acquired in the H&H acquisition.

            Selling, administrative and general expense for 1999 increased by $21.4 million to $142.4 million in 1998. The increase is primarily due to H&H reporting a full year in 1999 compared to a partial year in 1998.

            Interest expense increased to $87.9 million in 1999 from $78.1 million in 1998. The increase is due to the outstanding 10 1/2% Senior Notes issued in March 1998 for the purchase of H&H, as well as the assumption of H&H's outstanding indebtedness.

            Other income decreased $63.3 million to $26.4 million in 1999 as compared to $89.7 million in 1998. The decrease is due primarily to the difference in realized and unrealized gains on short-term investments in 1999 compared to 1998.

            The tax benefit for 1999 and the provision for 1998 were $6.4 million and $23.4 million, respectively, and are based on pre-tax income or loss before extraordinary items. The Company pays taxes under the alternative minimum tax system and records the effect of deferred tax assets and liabilities caused by temporary tax adjustments.

            Loss before extraordinary items in 1999 totaled $15.8 million or $2.30 per diluted share of Common Stock compared to income before extraordinary items of $39.4 million, or $.99 per diluted share of Common Stock in 1998. The 1999 extraordinary gain of $1.4 million ($.9 million net of tax) and the 1998 extraordinary gain of $3.4 million ($2.2 million net of tax) reflects the discount on the purchase of $20.5 million and $48.0 million aggregate principal amount of 10 1/2% Senior Notes, respectively, in the open market.

            Net loss for 1999 totaled $14.9 million, or $2.24 per diluted share of Common Stock after deduction of preferred stock dividends. The 1998 net income was $41.7 million, or $1.11 per diluted share of Common Stock after deduction of preferred stock dividends.

  1998 Compared to 1997

            Net sales for 1998 increased to $1.6 billion from $642.1 million in 1997. Sales increased primarily due to (i) the return to pre-strike levels of sales for WPC's operations of $1.1 billion compared to 1997 net sales of $489.7 million, which earlier period reflects the effect of the strike by the United Steel Workers of America, (ii) the April 1998 acquisition of H&H,which provided 1998 sales of $350.3 million and (iii) Unimast's increased sales of $205.4 million in 1998 compared to $156.7 million in 1997.

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

            In 1997, the Company recorded a special charge of $92.7 million related to the new labor agreement. The special charge included $66.7 million for enhanced retirement benefits, $15.5 million for signing and retention bonuses, special assistance payments and other employee benefits totaling $3.8 million and $6.7 million for a grant of 1.0 million stock options to WPN Corp.

            Interest expense increased to $78.1 million in 1998 from $29.0 million in 1997, reflecting $350.0 million of 10 1/2% Senior Notes issued in March 1998 for the purchase of H&H as well as $237.1 million of H&H outstanding indebtedness.

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

            The tax provision for 1998 and benefit for 1997 were $23.4 million and $93.6 million, respectively, and is based on pre-tax income or loss before extraordinary items. The Company pays taxes under the alternative minimum tax system and records the effect on deferred tax assets and liabilities caused by temporary tax adjustments.

            Income before extraordinary items in 1998 totaled $39.4 million, or $.99 per diluted share of Common Stock. The 1998 extraordinary gain of $3.4 million ($2.2 million net of tax) reflects the discount on the purchase of $48.0 million aggregate principal amount of 10 1/2% Senior Notes in the open market. The 1997 extraordinary charge of $40.0 million ($26.0 million net of tax) reflects the premium and interest of $37.4 million on the legal defeasance of long term debt, and $2.6 million for coal miner retiree medical expense attributable to the allocation of additional retirees to the Company by the Social Security Administration.

            Net income in 1998 totaled $41.7 million, or $1.11 per diluted share of Common Stock after deduction of preferred stock dividends. Net loss in 1997 totaled $199.8 million, or a loss of $10.01 per diluted share of Common Stock after deduction of preferred stock dividends.

Liquidity and Capital Resources

            Net cash flow provided by operating activities for 1999 totaled $163.9 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities. Working capital accounts (excluding cash, short term investments, short term borrowings and current maturities of long-term debt) provided $25.5 million of funds. Accounts receivable increased $47.4 million (excluding a $5.0 million sale of trade receivables under the Receivables Facility) due to increased sales. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $441.9 million at December 31, 1999, a decrease of $26.2 million from the prior year end. Trade payables increased $38.8 million due to higher operating levels. Net cash flow used in investing activities for 1999 totaled $111.8 million including capital expenditures of $104.0 million. Net cash used in financing activities totaled $57.3 million including repayments of long-term debt of $44.4 million, as well as $30.6 million utilized for Common Stock repurchases in the open market.

            For the year ended December 31, 1999, the Company spent $104.0 million (including capitalized interest) on capital improvements, including $7.7 million on environmental control projects.

            On July 30, 1998, H&H entered into a $300 million Senior Secured Credit facility (the "Facilities") with Citibank, N.A. as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million 6-year Delayed Draw Term Loan Facility, (iii) a $50 million 6-year Term Loan A Facility, and (iv) a $125 million 8-year Term Loan B Facility. Interest under the Facilities is calculated at a rate determined either using (i) the Citibank prime rate or (ii) LIBOR, plus the Applicable Margin in effect from time to time. Applicable Margin means a percentage per annum determined by reference to the total leverage ratio for H&H. The rates in effect at December 31, 1999 were (a) in the case of the Term A Facility, the Delayed Draw Facility and the Revolving Credit Facility, calculated at LIBOR + 1.5% and (b) in the case of the Term B facility, calculated at LIBOR + 2.25%. Borrowings under the Facilities are secured by the pledge of 100% of the capital stock of all H&H's active U.S. subsidiaries and 65% of the stock of H&H's non-U.S. subsidiaries. In addition, H&H provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries. The Facilities have certain financial covenants restricting indebtedness, liens and distributions. In addition, the Facilities required H&H to procure an interest rate hedge agreement covering a notional amount of not less than $125 million for a period of no less than three years. H&H has entered into a cancelable interest-rate swap to convert $125 million of its variable-rate debt to a fixed rate with Citibank, N.A. New York. The fixed rate is 4.53 percent, effective January 4, 1999, with a termination date of January 5, 2004; provided, however, Citibank may designate July 5, 2000 as the termination date. The Facilities replaced H&H's $125 million Senior Notes due 2004 and its unsecured Revolving Credit Facility.

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

            In November 1997, WPC issued $275.0 million principal amount of 9 1/4% Senior Unsecured Notes (the "9 1/4% Senior Notes") to qualified institutional buyers pursuant to Rule 144A under The Securities Act of 1933. The 9 1/4% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act.

            In November 1997, WPC also entered into a Term Loan Agreement with DLJ Capital Funding, Inc., as syndication agent, pursuant to which the Company borrowed $75 million. The Term Loan Agreement matures on November 15, 2006. Amounts outstanding under the Term Loan Agreement bear interest at either (i) the Alternate Base Rate (as defined therein) plus 2.25% or (ii) the LIBO Rate (as defined therein) plus 3.25%, determined at the Company's option. WPC's obligations under the Term Loan Agreement are guaranteed by the WPC's then outstanding and future operating subsidiaries.

            The proceeds from the 9 1/4% Senior Notes and the Term Loan Agreement were used to defease $266.2 million of 9 3/8% Senior Secured Notes due 2003 and to pay down borrowings under the Revolving Credit Facility.

            In 1994, a special purpose wholly-owned subsidiary of WPSC entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC and two of the Company's subsidiaries: Wheeling Construction Products, Inc. ("WCPI") and Pittsburgh Canfield Company ("PCC") (the Receivables Facility). In 1995 WPSC entered into an agreement to include the receivables generated by Unimast Incorporated ("Unimast"), a wholly-owned subsidiary of WHX, in the pool of accounts receivable sold. In May 1999, the Receivables Facility was extended through May 2003 and increased to $100 million on a revolving basis. Effective June 1999, Unimast withdrew from participation in the facility. Accounts receivable at December 31, 1999 exclude $100 million representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by WPSC under this Receivables Facility were based upon variable rates that range from 4.94% to 7.42%. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

            On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A. as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million including a $25 million sub-limit for letters of credit. The RCF agreement expires May 3, 2003. Interest rates are based on the Citibank prime rate plus 1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. A commitment fee of 0.5% is charged on the unused portion. The letter of credit fee is 2.25% and is also performance based. Borrowings are secured primarily by 100% of the eligible inventory of WPSC, PCC and WCPI and the terms of the RCF contain various restrictive covenants, limiting among other things, dividend payments or other distribution of assets, as defined in the RCF. WPSC, PCC and WCPI are wholly-owned subsidiaries of WPC. Certain financial covenants associated with leverage, capital spending, cash flow and interest coverage must be maintained. WPC, PCC and WCPI have each guaranteed all of the obligations of WPSC under the Revolving Credit Facility. Borrowings outstanding against the RCF at December 31, 1999 totaled $79.9 million. Letters of credit outstanding under the RCF were $0.1 million at December 31, 1999.

            In May, 1998 WHX completed the merger of its pension plan with the pension plan of its wholly owned H&H subsidiary. Under the terms of the merged WHX Pension Plan, there are a series of benefit structures, which essentially continue the various pension plans for employees of the WPSC and H&H plans as they existed before the merger.

            In 1999, the Company repurchased approximately 3.6 million shares of Common Stock for $30.6 million. The Company may, from time to time, continue to purchase additional shares of Common Stock and Preferred Stock.

            Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the Revolving Credit Facilities and funds generated from operations. The Company believes that such sources will provide the Company for the next twelve months with the funds required to satisfy working capital and capital expenditure requirements. External factors, such as worldwide steel production and demand and currency exchange rates could materially affect the Company's results of operations. During 1999 the Company had minimal activity with respect to futures contracts, and the impact of such activity was not material to the Company's financial condition or results of operations.

            As of December 31, 1999, the company had cash and short-term investments, net of related investment borrowings, of $174.6 million. During 1999, the Company purchased $20.5 million aggregate principal amount of its 10 1/2% Senior Notes due 2005 in the open market.

            WHX's company-wide Year 2000 Project was ready on schedule. The project addressed all aspects of computing in the company, including mainframe systems, external data interface to customers, suppliers, banks, government, mainframe controlling software, voice and data systems, internal networks and personal computers, plant process control systems, building controls, and surveying major suppliers and customers to assure their readiness.

            Mainframe business systems, external data interfaces, mainframe software, voice and data systems, internal networks, personal computers and building controls, as well as process control and auxiliary systems proved to be Year 2000 compliant during the January 1, 2000 date rollover. Critical suppliers and customers are being monitored with no major problems identified to date.

            The total costs associated with the Year 2000 project are not expected to be material to the Company's financial condition or results of operations. The total amount expended on the project through January 2000 is approximately $3.5 million. Funds were provided through departmental expenses budgeted at the beginning of the project.

            Failure to correct a Year 2000 problem could have resulted in an interruption of certain normal business activities or operations. The Company believes that the implementation of the Year 2000 project prevented any interruptions. The Company will continue to monitor critical business systems for possible Year 2000 systems issues.

            Continuous and substantial capital and maintenance expenditures will be required to maintain and, where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. The Clean Air Act is expected to increase the Company's costs related to environmental compliance; however, such an increase in cost is not reasonably estimable, but is not anticipated to have a material adverse effect on the consolidated financial condition of the Company. It is anticipated that necessary capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds. The Company anticipates funding its capital expenditures in 2000 from cash on hand and funds generated from operations.

            Non-current accrued environmental liabilities totaled $12.7 million at December 31, 1998 and $14.7 million at December 31, 1999. These accruals were initially determined by the Company in January 1991, based on all then-available information. As new information becomes available, including information provided by third parties, and changing laws and regulations, the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred, or penalties that might be imposed under present environmental laws and regulations.

            When used in the Management's Discussion and Analysis, the words "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop, market and sell its products, the effects of competition and pricing and Company and industry shipment levels. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

New Accounting Standards

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This pronouncement requires all derivative instruments to be reported at fair value on the balance sheet. Depending on the nature of the derivative instrument, changes in fair value will be recognized in net income or as an element of comprehensive income. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has not engaged in significant activity with respect to derivative instruments or hedging activities in the past. Management of the Company has not yet determined the impact, if any, of the adoption of SFAS 133 on the Company's financial position or results of operations.

Quantitative and Qualitative Disclosures About Market Risks

  Commodity Price Risk and Related Risks

            In the normal course of business, the Company is exposed to market risk or price fluctuation related to the purchase of natural gas, precious metals and steel products. To a lesser extent, the Company is exposed to the risk of price fluctuation on coal, coke, natural gas liquids, electricity and certain nonferrous metals used as raw materials. The Company is also exposed to the effects of price fluctuations on the value of its commodity inventories, specifically, H&H's precious metals inventories.

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

  Equity Price Risk

            The Company is subject to equity price risk resulting from its investments in certain marketable equity securities of unrelated parties. The Company accounts for its investment in these securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115").

            At December 31, 1999, the Company held $45.2 million in equity securities classified as "trading" in accordance with SFAS 115. Each quarter the Company adjusts the carrying amount of its trading securities to fair market value, with any resulting adjustment being charged or credited to other income. At year-end 1999, a hypothetical 10% decrease in the value of the equity trading securities would have resulted in a $4.5 million unfavorable impact on pretax income. Such a decrease in value might also reduce the future cash flows generated from the ultimate liquidation of the investment in trading securities.

            At December 31, 1999, the Company held $17.2 million in equity securities classified as "available for sale" in accordance with SFAS 115. Each quarter the Company adjusts the carrying amount of its available for sale securities to fair market value, with any resulting adjustment being charged or credited, net of the related income tax effect, to other comprehensive income. The balance of unrealized gain at December 31, 1999, associated with the Company's available for sale securities totaled $1.5 million, net of tax. At year-end 1999, a hypothetical 10% decrease in the value of the equity available for sale securities would have resulted in a $1.1 million unfavorable impact, net of tax, on other comprehensive income. Such a decrease in value might also reduce the future cash flows generated from the ultimate liquidation of the investment in trading securities.

            See Note F to the consolidated financial statements for additional information concerning the Company's short-term investments.

  Interest Rate Risk

            The Company is subject to the effects of interest rate fluctuation on certain of its financial instruments. A sensitivity analysis of the projected incremental effect of a hypothetical 10% change in 1999 year-end interest rates on the fair value of WHX's financial instruments is provided in the following table:

                                                                                                Fair
                                                                       Carrying                Market               Incremental(1)
                                                                         Value                  Value                Incr./(Decr.)
                                                                         -----                  -----                -------------
                                                                                       (Dollars in Thousands)

Financial assets:
    Investments in fixed income securities........................   $     581,250         $   581,250              $  (25,938)
Financial liabilities:
    Fixed-rate long-term debt (including amounts due
        within one year)..........................................   $     555,665         $   534,360              $   34,025

(1) Reflects a 10% increase in interest rates for financial assets and a 10% decrease in interest rates for financial liabilities.

            Fair value of cash and cash equivalents, receivables, short-term borrowings, accounts payable, accrued interest and variable-rate long-term debt approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates. Accordingly, these items have been excluded from the table above.

            At December 31, 1999, the Company's investment portfolio included U.S. government fixed income securities totaling $581.3 million. The fair value of these instruments will increase or decrease as a result of changes in market interest rates. The Company accounts for these investments as "trading securities" as defined by SFAS 115. Accordingly, each quarter the Company adjusts the balance of its portfolio to fair market value, with any resulting adjustment being charged or credited to income as an unrealized loss or gain and included in other income. Realized gains and losses resulting from the disposition of such investments are recorded as income in the period during which such disposition took place. During 1999, the Company recognized realized and unrealized losses totaling $49.4 million in connection with its fixed-income securities investment portfolio. The Company's exposure to increase in interest rates that might result in a corresponding decrease in the fair value of its fixed-income securities investment portfolio could have an unfavorable effect on the Company's results of operations and cash flows. For additional information, see Note F to the consolidated financial statements.

            The Company attempts to maintain a reasonable balance between fixed and floating-rate debt in an attempt to keep financing costs as low as possible. At December 31, 1999, a majority of the Company's portfolio of long-term debt consisted of fixed-rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which the Company operates as well as the Company's overall creditworthiness and ability to satisfy such obligations upon their maturity. However, the Company's sensitivity to interest rate declines and other market risks that might result in a corresponding increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable effect on the Company's result of operations and cash flows to the extent that the Company elected to repurchase or retire all or a portion of its fixed-rate debt portfolio at an amount in excess of the corresponding carrying value.

            The Company has entered into an interest rate swap for certain of its variable-rate debt. The swap agreement covers a notional amount of $125 million and converts $125 million of its variable-rate debt to fixed rate with Citibank, N.A. New York. The fixed rate is 4.53%, effective January 4, 1999, with a termination date of January 5, 2004; however, Citibank may designate July 5, 2000 as the termination date.

            See Note I to the consolidated financial statements for additional information concerning the Company's long-term arrangements.

Safe Harbor

            The Company's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about the risk associated with the Company's financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed above.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of WHX Corporation

            In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of WHX Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 10, 2000

Item 8.           Financial Statements and Supplementary Data

Consolidated Statement of Operations (in Thousands except per share)

                                                                               Year ended December 31,
                                                                               -----------------------
                                                                      1999               1998              1997
                                                                      ----               ----              ----

Revenues:
Net sales ..................................................      $ 1,716,800       $ 1,645,498       $   642,096
Cost and expenses:
Cost of products sold, excluding depreciation ..............        1,430,389         1,376,431           720,722
Depreciation and amortization ..............................          104,856            96,870            49,445
Selling, administrative and general expense ................          142,388           120,981            68,190
Special charge .............................................             --                --              92,701
                                                                  -----------       -----------       -----------
                                                                    1,677,633         1,594,282           931,058
Operating income (loss) ....................................           39,167            51,216          (288,962)
Interest expense on debt ...................................           87,851            78,096            29,047
Other income ...............................................           26,420            89,696            50,668
                                                                  -----------       -----------       -----------
Income (loss) before taxes and extraordinary
    items ..................................................          (22,264)           62,816          (267,341)
Tax provision (benefit) ....................................           (6,430)           23,386           (93,569)
                                                                  -----------       -----------       -----------
Income (loss) before extraordinary items ...................          (15,834)           39,430          (173,772)
Extraordinary items--net of tax ............................              896             2,241           (25,990)
                                                                  -----------       -----------       -----------
Net income (loss) ..........................................          (14,938)           41,671          (199,762)
Dividend requirement for preferred stock ...................           20,608            20,608            20,657
                                                                  -----------       -----------       -----------
Net income (loss) available to common stock ................      $   (35,546)      $    21,063       $  (220,419)
                                                                  ===========       ===========       ===========
Basic income (loss) per share of common stock
Income (loss) before extraordinary item ....................      $     (2.30)      $      1.04       $     (8.83)
Extraordinary item--net of tax .............................              .06               .12             (1.18)
                                                                  -----------       -----------       -----------
Net income (loss) per share ................................      $     (2.24)      $      1.16       $    (10.01)
                                                                  ===========       ===========       ===========
Income (loss) per share of common stock
    --assuming dilution
Income (loss) before extraordinary item ....................      $     (2.30)      $       .99       $     (8.83)
Extraordinary item--net of tax .............................              .06               .12             (1.18)
                                                                  -----------       -----------       -----------
Net income (loss) per share--assuming dilution .............      $     (2.24)      $      1.11       $    (10.01)
                                                                  ===========       ===========       ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WHX CORPORATION

                    Consolidated Balance Sheet (in Thousands)

                                                                                            Year ended December 31,
                                                                                            -----------------------
                                                                                          1999                   1998
                                                                                          ----                   ----

                                     ASSETS
Current assets:
Cash and cash equivalents ....................................................       $    10,775            $    16,004
Short term investments .......................................................           659,356                702,082
Trade receivables, less allowance for doubtful accounts
    of $2,306 and $2,366 .....................................................           141,091                 97,552
Inventories ..................................................................           441,869                467,130
Prepaid expenses and deferred charges ........................................            14,622                 11,136
                                                                                     -----------            -----------
Total current assets .........................................................         1,267,713              1,293,904
Investment in associated companies ...........................................            80,490                 84,978
Property, plant and equipment, at cost less
    accumulated depreciation and amortization ................................           816,501                819,077
Intangibles, net of amortization .............................................           280,766                288,216
Deferred income taxes ........................................................           123,033                110,935
Intangible asset--pensions ...................................................              --                   50,449
Prepaid pension ..............................................................            40,336                   --
Deferred charges and other assets ............................................            64,727                 64,525
                                                                                     -----------            -----------
                                                                                     $ 2,673,566            $ 2,712,084
                                                                                     ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables ...............................................................       $   171,229            $   132,412
Short term debt ..............................................................           599,447                559,501
Payroll and employee benefits ................................................            78,162                 69,845
Federal, state and local taxes ...............................................            14,473                 12,516
Deferred income taxes--current ...............................................            67,793                 69,551
Interest and other ...........................................................            40,523                 40,589
Long-term debt due in one year ...............................................             1,810                    612
                                                                                     -----------            -----------
Total current liabilities ....................................................           973,437                885,026
Long-term debt ...............................................................           847,720                893,356
Pension liability ............................................................              --                    5,952
Other employee benefit liabilities ...........................................           400,425                423,225
Other liabilities ............................................................            71,181                 54,383
                                                                                     -----------            -----------
                                                                                       2,292,763              2,261,942
                                                                                     -----------            -----------
Redeemable common stock--282 shares and 298 shares ...........................             3,332                  3,630
                                                                                     -----------            -----------
Stockholders' Equity:
Preferred stock--$.10 par value; authorized 10,000
    shares; issued and outstanding: 5,883 shares .............................               589                    589
Common stock $.01 par value; authorized 60,000
    shares; issued and outstanding: 14,145 and 17,545 shares .................               141                    175
Accumulated other comprehensive income .......................................               945                  5,472
Additional paid-in capital ...................................................           553,861                582,795
Accumulated earnings  (deficit) ..............................................          (178,065)              (142,519)
                                                                                     -----------            -----------
                                                                                         377,471                446,512
                                                                                     -----------            -----------
                                                                                     $ 2,673,566            $ 2,712,084
                                                                                     ===========            ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WHX CORPORATION

Consolidated Statement of Cash Flows (in Thousands)

                                                                                               Year Ended December 31,
                                                                                               -----------------------
                                                                                         1999           1998*          1997*
                                                                                         ----           -----          -----
Cash flows from operating activities:
Net income (loss) .................................................................   $ (14,938)     $  41,671      $(199,762)
Items not affecting cash from operating activities:
    Depreciation and amortization .................................................     104,856         96,870         49,776
    Other postretirement benefits .................................................      (8,065)        (8,409)         2,322
    Extraordinary items, net of tax ...............................................        (896)        (2,241)        25,990
    Income taxes ..................................................................      (9,264)        19,575        (94,029)
    (Gain) loss on asset dispositions .............................................         408         (8,998)         2,335
    Special charges, net of current portion .......................................        --             --           69,137
    Pension expense ...............................................................       4,341          9,236          9,327
    Equity loss (income) in affiliated companies ..................................      (4,343)        (5,699)         1,644
Decrease (increase) in working capital elements, net of effect of acquisitions:
    Trade receivables .............................................................     (47,427)        (7,487)       (43,188)
    Trade receivables sold ........................................................       5,000         26,000         24,000
    Inventories ...................................................................      26,214         (4,821)       (69,355)
    Short term investments-trading ................................................      51,638       (142,069)       (70,239)
    Investment account borrowings .................................................       8,040        212,012        206,649
    Other current assets ..........................................................      (3,406)        38,383        (12,639)
    Other current liabilities .....................................................      46,600        (38,661)        69,411
Other items--net ..................................................................       5,098            613         15,705
                                                                                      ---------      ---------      ---------
Net cash provided by (used in) operating activities ...............................     163,856        225,975        (12,916)
                                                                                      ---------      ---------      ---------
Cash flows from investing activities:
    Plant additions and improvements ..............................................    (104,035)       (48,250)       (36,779)
    Short term investments--available for sale ....................................     (14,971)         6,740        (26,290)
    Handy & Harman acquisition, net of cash acquired ..............................        --         (402,632)       (13,222)
    Clinch-on acquisition .........................................................        --           (8,335)          --
    Vinyl Corp acquisition, net of cash acquired ..................................     (12,827)          --             --
    Other investments .............................................................       3,212           --           (7,150)
    Proceeds from sales of assets .................................................      11,222            835          1,217
    Dividends from affiliated companies ...........................................       5,594          5,000          2,500
                                                                                      ---------      ---------      ---------
Net cash used in investing activities .............................................    (111,805)      (446,642)       (79,724)
                                                                                      ---------      ---------      ---------
Cash flows from financing activities:
    Long-term debt proceeds, net of issuance cost .................................        --          561,749        340,455
    Long-term debt retirement .....................................................     (44,438)      (267,321)      (268,766)
    Premium on early debt retirement ..............................................        --             --          (32,600)
    Letter of credit collateralization ............................................       8,229          1,520         16,984
    Short-term borrowings (payments) ..............................................      31,906        (18,929)        89,546
    Common stock purchases ........................................................     (30,591)       (20,228)       (55,604)
    Preferred stock purchases .....................................................        --             --           (9,839)
    Preferred stock dividends .....................................................     (20,608)       (20,608)       (20,657)
    Redemption of equity issues ...................................................        (209)           300           (897)
    Dividends on minority interest in consolidated
      subsidiaries ................................................................      (1,569)          (814)          --
                                                                                      ---------      ---------      ---------
Net cash provided by (used in) financing activities ...............................     (57,280)       235,669         58,622
                                                                                      ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents ..................................      (5,229)        15,002        (34,018)
Cash and cash equivalents at beginning of year ....................................      16,004          1,002         35,020
                                                                                      ---------      ---------      ---------
Cash and cash equivalents at end of year ..........................................   $  10,775      $  16,004      $   1,002
                                                                                      =========      =========      =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
WHX CORPORATION
*  Reclassified to conform to 1999 presentation

Consolidated Statement of Changes in Stockholders' Equity (Dollars and shares in thousands)

                                                                                                   Accumulated
                                                                                                      Other
                                                        Common     Preferred       Treasury       Comprehensive       Comprehensive
                                                         Stock       Stock           Stock           Income              Income
                                                         -----       -----           -----           ------              ------
Balance January 1, 1997................................  $   245   $   614    $         (1,382)                --
Net loss...............................................       --        --                  --                             (199,762)
Other comprehensive income, net of tax
Unrealized gains arising during period.................                                                                      15,754
Foreign currency translation adjustments...............                                                                          --
                                                                                                                     --------------
Other comprehensive income.............................                                                    15,754            15,754
                                                                                                                     --------------
Comprehensive income...................................                                                                    (184,008)
                                                                                                                           ========
EIP shares sold (4 shares).............................       --        --                  --
Stock options exercised (1,735 shares).................        2        --                  --
WPN stock option.......................................       --        --                  --
401K contribution (107 shares).........................        1        --                  --
Purchase of treasury stock (5,537 shares)..............       --        --             (55,602)
Retirement of treasury stock
    (5,489 shares).....................................      (55)       --              54,766
Retirement of preferred stock (254 shares).............       --       (25)                 --
Preferred dividends....................................       --        --                  --
                                                         -------   -------    ----------------   ----------------
Balance December 31, 1997..............................      193       589              (2,218)            15,754
Net income.............................................       --        --                  --                               41,671
Other comprehensive income, net of tax
Unrealized gains arising during period.................                                                                       6,200
Reclassification adjustment for
    gains included in net income.......................                                                                     (16,565)
Foreign currency translation adjustments...............                                                                          83
                                                                                                                     --------------
Other comprehensive income.............................                                                   (10,282)          (10,282)
                                                                                                                     --------------
Comprehensive income...................................                                                                      31,389
                                                                                                                     ==============
EIP shares sold (9 shares).............................       --        --                  --
Stock options exercised (161 shares)...................        1        --                  --
401K contribution (89 shares)..........................        1        --                  --
Purchase of treasury stock
    (1,780 shares).....................................       --        --             (20,228)
Retirement of treasury stock
    (1,985 shares).....................................      (20)       --              22,446
Preferred dividends....................................       --        --                  --
                                                         -------   -------    ----------------   ----------------
Balance December 31, 1998..............................      175       589                   0              5,472
Net loss...............................................       --        --                  --                              (14,938)
Other comprehensive income, net of tax
Unrealized gains arising during period.................                                                                       3,393
Reclassification adjustment for
    gains included in net income.......................                                                                      (7,332)
Foreign currency translation
    adjustments........................................                                                                        (588)
                                                                                                                     --------------
Other comprehensive income.............................                                                    (4,527)           (4,527)
                                                                                                                     --------------
Comprehensive income...................................                                                                     (19,465)
                                                                                                                     ==============
EIP shares sold (1 share)..............................                 --                  --
Stock options exercised (11 shares)....................       --        --                  --
401k contribution (182 shares).........................        2        --                  --
Purchase of treasury stock
    (3,594 shares).....................................       --        --             (30,591)
Retirement of treasury stock
    (3,594 shares).....................................      (36)       --              30,591
Preferred dividends....................................       --        --                  --
                                                         -------   -------    ----------------   ----------------
Balance December 31, 1999..............................  $   141   $   589    $              0   $            945
                                                         =======   =======    ================   ================

                                                             Accumulated     Capital in
                                                              Earnings        Excess of
                                                              (Deficit)       Par Value
                                                              ---------       ---------

Balance January 1, 1997................................  $         56,837    $      658,123
Net loss...............................................          (199,762)               --
Other comprehensive income, net of tax
Unrealized gains arising during period.................
Foreign currency translation adjustments...............

Other comprehensive income.............................

Comprehensive income...................................

EIP shares sold (4 shares).............................                                  67
Stock options exercised (1,735 shares).................                               1,388
WPN stock option.......................................                               6,678
401K contribution (107 shares).........................                                 927
Purchase of treasury stock (5,537 shares)..............                --                --
Retirement of treasury stock
    (5,489 shares).....................................                --           (54,712)
Retirement of preferred stock (254 shares).............                --            (9,814)
Preferred dividends....................................           (20,657)               --
                                                         ----------------    --------------
Balance December 31, 1997..............................          (163,582)          602,657
Net income.............................................            41,671                --
Other comprehensive income, net of tax
Unrealized gains arising during period.................
Reclassification adjustment for
    gains included in net income.......................
Foreign currency translation adjustments...............

Other comprehensive income.............................

Comprehensive income...................................

EIP shares sold (9 shares).............................                --               137
Stock options exercised (161 shares)...................                --             1,339
401K contribution (89 shares)..........................                --             1,088
Purchase of treasury stock
    (1,780 shares).....................................                --           (22,426)
Retirement of treasury stock
    (1,985 shares).....................................                --                --
Preferred dividends....................................           (20,608)               --
                                                         ----------------    --------------
Balance December 31, 1998..............................          (142,519)          582,795
Net loss...............................................           (14,938)               --
Other comprehensive income, net of tax
Unrealized gains arising during period.................
Reclassification adjustment for
    gains included in net income.......................
Foreign currency translation
    adjustments........................................

Other comprehensive income.............................

Comprehensive income...................................

EIP shares sold (1 share)..............................                --                10
Stock options exercised (11 shares)....................                --                78
401k contribution (182 shares).........................                --             1,533
Purchase of treasury stock
    (3,594 shares).....................................                --                --
Retirement of treasury stock
    (3,594 shares).....................................                --           (30,555)
Preferred dividends....................................           (20,608)               --
                                                         ----------------    --------------
Balance December 31, 1999..............................  $       (178,065)   $      553,861
                                                         ================    ==============



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

Business Segment

             The Company is a holding company that has been structured to acquire and operate a diverse group of businesses on a decentralized basis, with a corporate staff providing strategic direction and support. The Company's primary business currently is Wheeling-Pittsburgh Corporation ("WPC"), a vertically integrated manufacturer of value-added flat rolled steel products. The Company's other businesses include Handy & Harman ("H&H"), a diversified industrial manufacturing company whose strategic business units encompass (a) manufacturing and selling of non-precious metal wire, cable and tubing products including carbon steel, stainless steel and specialty alloys; (b) manufacturing and selling of precious metals products and precision electroplated material and stamped parts; and (c) manufacturing and selling of other specialty products supplied to roofing, construction, natural gas, electric and water industries; and Unimast Incorporated ("Unimast"), a leading manufacturer of steel framing and other products for commercial and residential construction. See segment disclosure in Note R.

Cash and Cash Equivalents

             Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

Fair Value of Financial Instruments

             The recorded amounts of cash and cash equivalents, receivables, short-term borrowings, accounts payable, accrued interest, and variable-rate long-term debt approximate fair value because of the short maturity of those instruments or the variable nature of underlying interest rates. Short-term investments are recorded at fair market value based on trading in the public market. Redeemable common stock is recorded at the redemption amount which is considered to approximate fair value.
See Note I for a description of fair value of debt instruments.

Inventories

             Inventories are stated at cost which is lower than market. Cost is determined by the last-in first-out ("LIFO") method for substantially all inventories. H&H's non-precious metals inventories are stated at the lower of cost (principally average) or market. For precious metals inventories no segregation among raw materials, work in process and finished goods is practicable. In 1999 and 1998, approximately 80% and 75%, respectively, of inventories are valued using the LIFO method.

Property, Plant and Equipment

             WPC's  depreciation  is  computed  on  the  straight-line  and  the modified units of production methods for financial statement purposes and accelerated methods for income tax purposes. The modified units of production method adjusts the straight-line method based on an activity factor for operating assets. Adjusted annual depreciation is not less than 60% nor more than 110% of straight-line depreciation. Accumulated depreciation after adjustment is not less than 75% nor more than 110% of straight-line depreciation. Interest cost is capitalized for qualifying assets during the assets' acquisition period. Capitalized interest cost is amortized over the life of the asset. Depreciation on H&H and Unimast property, plant and equipment is provided principally on the straight-line method over the estimated useful lives of the assets.

             Maintenance and repairs are charged to income. Renewals and betterments made through replacements are capitalized. Profit or loss on property dispositions is credited or charged to income.

Intangibles and Amortization

             The excess of purchase price over net assets acquired in business combinations is being amortized on the straight-line method for periods ranging from 15 to 40 years. Purchased patents are stated at cost, which is amortized over the respective remaining lives of the patents.

             The Company uses estimated future undiscounted cash flows when evaluating the recoverability of the unamortized balance of excess purchase price over net assets acquired in a business combination. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Pensions, Other Postretirement and Postemployment Plans

             The Company has tax qualified defined benefit pension plans covering United Steelworkers of America ("USWA")-represented hourly employees and substantially all salaried employees and tax qualified defined contribution pension plans covering other hourly employees. The defined benefit plan covering USWA-represented employees provides for a defined monthly benefit based on years of service. The defined benefit plan covering salaried employees is based on contributions based on a percentage of compensation with a minimum based on years of service. The defined contribution plans provide for contributions based on a rate per hour worked for hourly employees. Costs for the defined contribution plans are being funded currently. Unfunded accumulated benefit obligations under the defined benefit plan are subject to annual minimum cash funding requirements under the Employees Retirement Income Security Act ("ERISA").

             The Company sponsors medical and life insurance programs for substantially all employees. Similar group medical programs extend to a group of pensioners and dependents. The management plan provides basic medical and major medical benefits on a non-contributory basis through age 65.

Stock-Based Compensation

             Pursuant to the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the Company accounts for employee stock-based compensation under Accounting Principle Board No. 25, "Accounting for Stock Issued to Employees."

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

Note A--Collective Bargaining Agreement

             WPC's prior labor agreement with the USWA expired on October 1, 1996. On August 1, 1997, WPC and the USWA announced that they had reached a tentative agreement on the terms of a new collective bargaining agreement. The tentative agreement was ratified on August 12, 1997 by USWA-represented employees, ending a ten month strike. The new collective bargaining agreement provided for a defined benefit pension plan, a retirement enhancement program, short-term bonuses and special assistance payments for employees not immediately recalled to work and $1.50 in hourly wage increases over its term of not less than five years. It also provided for the reduction of 850 jobs, mandatory multicrafting as well as modification of certain work practices.

Note B--Handy & Harman Acquisition

             On April 13, 1998, the Company completed the acquisition of Handy & Harman ("H&H") and merged it with a wholly-owned subsidiary of the Company (the "Merger"). The Transaction had a total value of approximately $651.4 million, including the assumption of approximately $229.6 million in debt. The acquisition was accounted for as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). Accordingly, the assets and liabilities of Handy & Harman have been adjusted to reflect their relative fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired totaled $292 million and is being amortized over a period of 40 years. The Company financed the transaction through cash on hand and a private placement of debt securities of the Company. See Note S.

             The following pro forma disclosure is presented as if the Handy & Harman acquisition had occurred on January 1 of the respective periods.

                                                                      Year ended December 31,
                                                                      -----------------------
                                                             1998                               1997
                                                             ----                               ----
                                                                  (in millions, except per share)

Revenue..............................................   $      1,765.8                     $    1,093.2
Income (loss) before extra-ordinary items............             36.5                           (194.6)
Net income (loss)....................................             38.8                           (220.6)
Basic income (loss) per share:.......................   $         1.00                     $     (10.95)
Diluted income (loss) per share:.....................   $          .95                     $     (10.95)


             The results of Handy & Harman included in the pro forma have been adjusted to exclude merger related transaction costs.

Note C--Special Charge--Labor Agreement

             The Company recorded a special charge of $92.7 million in 1997. The special charge is primarily related to certain benefits included in its new collective bargaining agreement.

             The special charge included enhanced retirement benefits paid under the defined benefit pension program which totaled $66.7 million and were recorded under the provisions of Statement of Financial Accounting Standard No. 88, "Employers' Accounting For Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88"), and various other charges which totaled $26.0 million. These charges included $15.5 million for signing and retention bonuses, $3.8 million for special assistance payments to laid-off employees and other employee benefits and $6.7 million for the fair value of a stock option grant to WPN Corp. for its performance in negotiating a new labor agreement.

Note D--Pensions, Other Postretirement and Postemployment Benefits

Pension Programs

             On August 12, 1997 the Company established a defined benefit pension plan for most USWA represented employees pursuant to a new labor agreement. The plan includes individual participant accounts of those USWA represented employees from the prior hourly defined contribution plan and merges those accounts into the defined benefit plan.

             The Company also established a supplemental defined benefit pension plan for salaried employees and provides defined contribution pension plans for salaried and certain other hourly employees. These tax qualified defined contribution plans provide, in the case of the salaried employees an increasing company contribution based on age and in certain cases an increasing contribution based on age an service. For the hourly employees, company contributions are made for each hour worked based on the age of its employees.

             As of December 31, 1999, $131.1 million of fully vested funds were held in trust for benefits earned under the hourly defined contribution pension plans. Approximately 87% of the trust assets were invested in equities, 12% in fixed income investments, and 1% in cash and cash equivalents.

             As of December 31, 1999, $41.6 million of fully vested funds are held in trust for benefits earned under the salaried employees defined contribution plan. Approximately 87% of the assets are invested in equities, 12% are in fixed income investments, and 1% in cash and cash equivalents. All plan assets are invested by professional investment managers.

             All pension provisions charged against income totaled $12.6 million, $14.2 million and $9.8 million in 1997, 1998 and 1999, respectively. In 1997, the Company also recorded a $66.7 million charge for enhanced retirement benefits paid under the defined benefit pension plan, pursuant to a new labor agreement.

The Defined Benefit Plans

             The plan covering most USWA--represented employees was established pursuant to a collective bargaining agreement ratified on August 12, 1997. Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan ("Retirement Security Plan"). The plan also includes individual participant accounts from the Retirement Security Plan. The assets of the Retirement Security Plan were merged into the defined benefit pension plan as of December 1, 1997.

             Since the plan includes the account balances from the Retirement Security Plan, the plan includes both defined benefit and defined contribution features. The gross benefit, before offsets, is calculated based on years of service and the current benefit multiplier under the plan. This gross amount is then offset for benefits payable from the Retirement Security Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the Retirement Security Plan are maintained until retirement. Upon retirement, the account balances are converted into monthly benefits that serve as an offset to the gross benefit, as described above. Aggregate account balances held in trust in individual employee accounts, which will be available upon retirement to offset the gross benefit, totaled $130.3 million at December 31, 1999.

             As part of the new labor agreement, the Company offered a limited program of Retirement Enhancements. The Retirement Enhancement program provided for unreduced retirement benefits to the first 850 employees who retired after October 1, 1996. In addition, each retiring participant could elect a lump sum payment of $25,000 or a $400 monthly supplement payable until age 62. More than 850 employees applied for retirement under this program by December 31, 1998. The

Retirement Enhancement program represented a Curtailment and Special Termination Benefits under SFAS No. 88. The Company recorded a charge of $66.7 million in 1997 to cover the retirement enhancement program.

             In May, 1998 WHX completed the merger of its pension plan with the pension plan of its wholly-owned H&H subsidiary. Under the terms of the merged WHX Pension Plan, there are a series of benefit structures, which essentially continue the various pension plans for employees of the WPC and H&H plans as they existed before the merger.

             At the time of the merger of the pension plans, the assets in the H&H pension plans exceeded the plans' liabilities by approximately $155 million. At that time, the liabilities of the WHX pension plan exceeded their assets by approximately $150 million. The pension plan merger thus eliminated both the underfunding in the WHX pension plan and the Company's balance sheet liability at the merger date, and materially reduced the Company's net periodic pension expense in future periods. Furthermore, based on the Company's current actuarial assumptions, the merged pension plan is substantially funded and will therefore eliminate approximately $135 million of cash funding obligations of the Company.

             In addition to the aforementioned defined benefit plans, for certain operations, H&H has a non-qualified pension plan for current and retired employees.

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

             The following table presents a reconciliation of beginning and ending balances of the projected benefit obligation.

                                                                                 1999                           1998
                                                                                 ----                           ----
                                                                                        (Dollars in Thousands)

Benefit obligation at January 1.......................................    $        309,723                $       172,431
Service cost..........................................................               6,683                          6,163
Interest cost.........................................................              20,122                         16,495
Actuarial (gain)/loss.................................................             (25,879)                         6,771
Benefits paid.........................................................             (23,541)                       (30,232)
Plan amendments -implementation.......................................                  10                            813
Business combinations.................................................                  --                        122,442
Transfers from DC plans...............................................               3,242                         14,270
                                                                          ----------------                ---------------
Benefit obligation at December 31.....................................    $        290,360                $       309,153
                                                                          ================                ===============

The following table presents a reconciliation of beginning and ending balances of the fair value of plan assets.

                                                          1999                            1998
                                                          ----                            ----
                                                                 (Dollars in Thousands)

Fair value of plan assets at January 1...........    $        297,740                $         5,180
Actual return on plan assets.....................              30,161                         33,390
Employer Contributions...........................                  --                             --
Benefits paid....................................             (23,531)                       (30,232)
Business combinations............................                  --                        275,132
Transfers from DC plans..........................               3,242                         14,270
                                                     ----------------                ---------------
Fair value of plan assets at December 31.........    $        307,612                $       297,740
                                                     ================                ===============
Funded status....................................    $         17,252                $       (11,413)
Unrecognized prior service cost..................              64,716                         71,017
Unrecognized actuarial (gain)/loss...............             (42,090)                       (15,107)
                                                     ----------------                ---------------
Net amount recognized............................    $         39,878                $        44,497
                                                     ================                ===============

The following table presents the amounts recognized in the statement of financial position.

                                                         1999                            1998
                                                         ----                            ----
                                                                (Dollars in Thousands)

Prepaid benefit cost.............................   $         39,878                $            --
Accrued benefit liability........................                 --                         (5,952)
Intangible asset.................................                 --                         50,449
Accumulated other comprehensive income...........                 --                             --
                                                    ----------------                ---------------
Net amount recognized............................   $         39,878                $        44,497
                                                    ================                ===============

The following table presents the components of net periodic pension cost.

                                                      1999               1998               1997
                                                      ----               ----               ----
                                                                (Dollars in Thousands)

Service cost.................................    $      6,683     $        6,163      $        2,278
Interest cost................................          20,122             16,494               4,172
Expected return on plan assets...............         (28,994)           (18,619)                 --
Curtailment loss.............................              --                 --              66,676
Amortization of prior service cost...........           6,524              6,509               2,877
Recognized actuarial (gain)/loss.............               6             (1,401)                 --
                                                 ------------     --------------      --------------
Total........................................    $      4,341     $        9,146      $       76,003
                                                 ============     ==============      ==============

The following table presents the weighted-average assumptions at December 31,

                                                      1999               1998               1997
                                                      ----               ----               ----

Discount rate..................................        8.0%                6.5%               7.0%
Expected return on assets......................       10.0%               10.0%              10.0%
Rate of compensation increase..................        4.0%                4.0%                N/A


The following table presents the plans with the accumulated benefit obligation in excess of plan assets.

                                                       1999                            1998
                                                       ----                            ----
                                                              (Dollars in Thousands)

Projected benefit obligation..................    $            619                $       309,153
Accumulated benefit obligation................                 308                        303,692
Fair value of assets..........................                   0                        297,740

401(k) Plans

             The Company matches salaried employee contributions to the WPC and H&H 401(k) plans with shares of the Company's Common Stock. WPC matches 50% of the employees contributions with a limit of 3% of the employee's salary. H&H matches 50% of the first 3% of the employee's contribution. At December 31, 1997, 1998 and 1999, the 401(k) plans held 275,537 shares, 301,252 shares and
452,769 shares of the Company's Common Stock, respectively.

Postemployment Benefits

             The Company provides benefits to former or inactive employees after employment but before retirement. Those benefits include, among others, disability, severance and workers' compensation. The assumed discount rate used to measure the benefit liability was 6.5% at December 31, 1998 and, 8.0% at December 31, 1999.

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

             The Company accounts for these benefits in accordance with SFAS No.
106. The cost of postretirement medical and life benefits for eligible employees is accrued during the employee's service period through the date the employee reaches full benefit eligibility. The Company defers and amortizes recognition of changes to the unfunded obligation that arise from the effects of current actuarial gains and losses and the effects of changes in assumptions. The Company funds the plans as current benefit obligations are paid. Additionally, in 1994 the Company began funding a qualified trust in accordance with its collective bargaining agreement. The new collective bargaining agreement provides for the use of those funds to pay current benefit obligations and suspends additional funding until 2002.

             The following table presents a reconciliation of beginning and ending balances of the Accumulated Postretirement Benefit Obligation ("APBO").

                                                                     1999                            1998
                                                                     ----                            ----
                                                                            (Dollars in Thousands)

APBO at January 1...........................................    $        306,839                $       308,812
Service cost................................................               2,650                          2,264
Interest cost...............................................              19,396                         19,539
Actuarial (gain)............................................             (28,943)                        (3,359)
Benefits paid...............................................             (22,772)                       (28,074)
Business combinations.......................................                  --                          7,657
                                                                ----------------                ---------------
APBO at December 31.........................................    $        277,170                $       306,839
                                                                ================                ===============

The following table presents a reconciliation of beginning and ending balances of the fair value of plan assets.

                                                                                  1999                            1998
                                                                                  ----                            ----
                                                                                         (Dollars in Thousands)

Fair value of plan assets at January 1...................................    $            424                $         7,795
Actual return on plan assets.............................................                  23                            137
Benefits paid............................................................                (447)                        (7,508)
                                                                             ----------------                ---------------
Fair value of plan assets at December 31.................................    $             --                $           424
                                                                             ================                ===============

The following table presents the amounts recognized in the statement of financial position as of December 31.

Funded status............................................................    $       (277,170)               $      (306,415)
Unrecognized prior service cost..........................................             (32,649)                       (36,568)
Unrecognized actuarial gain..............................................             (92,572)                       (70,094)
                                                                             ----------------                ---------------
Net amount recognized....................................................    $       (402,391)               $      (413,077)
                                                                             ================                ===============

The following table presents the components of net periodic benefit cost.

                                                                              1999               1998               1997
                                                                              ----               ----               ----
                                                                                        (Dollars in Thousands)

Service cost........................................................     $      2,650     $        2,264      $        2,488
Interest cost.......................................................           19,396             19,539              20,950
Expected return on plan assets......................................               (6)              (156)                 --
Amortization of prior service cost..................................           (3,309)            (3,918)                 --
Recognized actuarial gain...........................................           (3,918)            (5,696)             (7,490)
                                                                         ------------     --------------      --------------
Total...............................................................     $     14,813     $       12,033      $       15,948
                                                                         ============     ==============      ==============

The following table presents the weighted-average assumptions at December 31,

                                                                            1999               1998               1997
                                                                            ----               ----               ----

Discount rate.......................................................         8.0%                6.5%               7.0%
Expected return on assets...........................................         8.0%                8.0%               8.0%
Health care cost trend rate.........................................         8.0%                8.5%               9.0%


             For measurement purposes, medical costs are assumed to increase at annual rates as stated above and declining gradually to 5.5% in 2004 and beyond. The health care cost trend rate assumption has significant effect on the costs and obligation reported. A 1% increase in the health care cost trend rate in each year would result in approximate increases in the APBO of $20.4 million, and net periodic benefit cost of $3.8 million. A 1% decrease in the health care cost trend rate would result in approximate decreases of $18.2 million in APBO and net periodic benefit cost of $3.4 million.

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

             At December 31, 1999 the actuarially determined liability discounted at 8.0% covering 460 assigned retirees and dependents and 166 orphans, totaled $9.5 million. At December 31, 1998, the actuarially determined liability discounted at 6.5% covering 494 assigned retirees and dependents and 188 orphans, totaled $11.0 million. The Company recorded an extraordinary charge of $1.7 million (net of tax) in 1997 related to assignment of additional orphans.

Note E--Income Taxes

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                    1999                1998             1997
                                                                    ----                ----             ----
                                                                               (Dollars in Thousands)

Income Taxes Before Extraordinary Items
Current
    Federal tax provision (benefit) ....................         $     (96)         $   1,854        $      --
    State tax provision ................................             3,055              1,573              460
    Foreign tax provision (benefit) ....................              (125)                22               --
                                                                 ---------          ---------          -------
             Total income taxes current ................             2,834              3,449              460
                                                                 ---------          ---------          -------
Deferred
    Federal tax provision (benefit) ....................            (9,264)            19,575          (94,029)
    State tax provision ................................              --                  362               --
                                                                 ---------          ---------          -------
Income tax provision (benefit) .........................         $  (6,430)         $  23,386        $ (93,569)
                                                                 =========          =========          =========
Total Income Taxes
Current
    Federal tax provision (benefit) ....................         $     (96)         $   1,854        $      --
    State tax provision ................................             3,055              1,573              460
    Foreign tax provision (benefit) ....................              (125)                22               --
                                                                 ---------          ---------        ---------
             Total income taxes current ................             2,834              3,449              460
                                                                 ---------          ---------        ---------
Deferred
    Federal tax provision (benefit) ....................            (8,782)            20,781         (108,024)
    State tax provision ................................              --                  362               --
                                                                 ---------          ---------        ---------
Income tax provision (benefit) .........................         $  (5,948)         $  24,592        $(107,564)
                                                                 =========          =========        =========
Components of Total Income Taxes
Operations .............................................         $  (6,430)         $  23,386        $ (93,569)
Extraordinary items ....................................               482              1,206          (13,995)
                                                                 ---------          ---------        ---------
Income tax provision (benefit) .........................         $  (5,948)         $  24,592        $(107,564)
                                                                 =========          =========        =========

             Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The type of differences that give rise to deferred income tax liabilities or assets are shown in the following table:

Deferred Income Tax Sources

                                                                                        1999                     1998
                                                                                        ----                     ----
                                                                                             (Dollars in Millions)

Assets
Postretirement and postemployment employee benefits................................  $   142.7                $   146.5
Operating loss carryforwards (expiring in 2005 to 2019)............................       72.8                     67.6
Minimum tax credit carryforwards (indefinite carryforward).........................       52.0                     52.1
Provision for expenses and losses..................................................       47.2                     49.0
Leasing activities.................................................................       20.3                     22.2
State income taxes.................................................................        1.2                      2.5
Miscellaneous other................................................................        7.5                      5.8
                                                                                     ---------                ---------
             Deferred Tax Assets...................................................  $   343.7                $   345.7
                                                                                     ---------                ---------
Liabilities
Property plant and equipment.......................................................  $   160.7                $   173.1
Inventory    ......................................................................       69.0                     66.3
Pension      ......................................................................       23.4                     25.6
State income taxes.................................................................        4.1                      8.5
Miscellaneous other................................................................        6.5                      2.7
                                                                                     ---------                ---------
             Deferred Tax Liability................................................  $   263.7                $   276.2
                                                                                     ---------                ---------

Valuation allowance................................................................      (24.8)                   (28.1)
                                                                                     ---------                ---------
             Deferred Income Tax Asset--Net........................................  $    55.2                $    41.4
                                                                                     =========                =========

             As of December 31, 1999, for financial statement reporting purposes, a balance of approximately $20.0 million of prereorganization tax benefits exist. These benefits will be reported as a direct addition to equity as they are recognized. No prereorganization tax benefits have been recorded in 1997, 1998 or 1999.

             During 1999, the valuation allowance decreased $3.2 million due to the expiration of tax credit carryovers and a change in judgement about the realizability of net operating losses in future periods.

             During 1998, the valuation allowance increased $8.1 million, primarily due to a change in judgment about the realizability of certain tax credit carryforwards in future years as well as the addition of H&H's valuation allowance of $3.2 million against the realizability of foreign operating loss carryforwards.

             Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries and other foreign investments carried at equity. These earnings have been substantially reinvested and the Company does not plan to initiate any action that would precipitate the payment of income taxes thereon.

             During 1994, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code. As the result of this event, pre-change  of  control  net  operating  losses  that  can  be  used  to  offset post-change of control pretax income will be limited to approximately $32 million in any year. Post-change of control net operating losses do not have an annual offset limitation.

             Total federal and state income taxes paid in 1997, 1998 and 1999 were $0.7 million, $1.2 million and $3.5 million, respectively.

             Federal tax returns have been examined by the Internal Revenue Service ("IRS") through 1987. The Company is currently undergoing an IRS examination of tax returns for the years 1995-1997. Management believes that there will be no material adjustments to the income tax returns filed in those years. The statute of limitations has expired for years through 1995. Management believes it has adequately provided for all taxes on income.

             The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

                                                                                       Year Ended December 31,
                                                                             1999               1998                 1997
                                                                             ----               ----                 ----
                                                                                       (Dollars in Thousands)

Income (loss) before taxes and extraordinary item..................   $        (22,264)      $     62,816      $        (267,341)
                                                                      ================       ============      =================
Tax provision (benefit) at statutory rate..........................   $         (7,792)      $     21,986      $         (93,569)
Increase (reduction) in tax due to:
    Percentage depletion...........................................               (530)              (829)                (1,092)
    Equity earnings................................................             (1,300)            (1,484)                   338
    Goodwill amortization..........................................              2,375              1,983                     --
    State income tax net of federal effect.........................              1,986              1,258                    299
    Recognition of pre-acquisition benefits........................                 --             (4,519)                    --
    Change in valuation allowance..................................             (3,246)             4,904                     --
    Net effect of foreign tax rate.................................                624                 94                     --
    Adjustment of prior year's tax.................................                575                 --                     --
    Other miscellaneous............................................                878                 (7)                   455
                                                                      ----------------       ------------      -----------------
Tax provision (benefit)............................................   $         (6,430)      $     23,386      $         (93,569)
                                                                      ================       ============      =================

Note F--Short Term Investments

             The composition of the Company's short-term investments are as follows:

                                                                                                    December 31,
                                                                                        1999                             1998
                                                                                        ----                             ----
                                                                                               (Dollars in Thousands)

Trading Securities:
    U. S. Treasury Securities...............................................     $        581,250                  $       640,125
    U. S. Government Agency Mortgage Backed Obligations.....................                2,038                            3,880
    Equities................................................................               45,238                           30,308
    Other...................................................................               13,628                            4,537
Available-for-sale securities:
    Equities................................................................               17,202                           23,232
                                                                                 ----------------                  ---------------
                                                                                 $        659,356                          702,082
                                                                                 ================                  ===============

             These investments are subject to price volatility associated with any interest bearing instrument. Fluctuations in general interest rates affect the value of these investments.

             The Company recognizes gains and losses based on specific identification of the securities that comprise the investment balance with the exception of equity securities, for which average cost is used. At December 31, 1999 and 1998, unrealized holding gains on available-for-sale securities of $2.2 million and $8.3 million, respectively were reported, net of the related tax effect, as a separate component of accumulated other comprehensive income. Net unrealized holding gains and losses on trading securities held at period end and included in other income for 1999 and 1998 were a gain of $10.6 million and a loss of $8.0 million, respectively. At December 31, 1999 and 1998 the Company had short term margin borrowings of $495.5 million and $487.5 million, respectively, related to the short term investments.

             In   1999,    the   Company    reclassified    $26.2   million   of
available-for-sale investments to the trading category and recorded an unrealized gain upon transfer of $11.3 million. As a result of the reclassification, the Company recorded an unfavorable reclassification adjustment within other comprehensive income of $7.3 million, net of related income tax benefit of $3.8 million. During 1998, the Company sold available-for-sale securities for $21.7 million, recording a realized gain of $8.8 million. In 1998, the Company reclassified $30.3 million of available-for-sale investments to the trading category and recorded an unrealized gain upon transfer of $16.9 million. As a result of the sale and reclassification, the Company recorded an unfavorable reclassification adjustment with in other comprehensive income of $16.6 million, net of related income tax benefit of $9.1 million.

Note G--Inventories

                                                                                                   December 31,
                                                                                       1999                             1998
                                                                                       ----                             ----
                                                                                              (Dollars in Thousands)

Finished products..........................................................   $           86,724                $          80,021
In-process.................................................................              131,626                          130,204
Raw materials..............................................................               81,210                           98,710
Precious metals............................................................              117,639                          122,653
Other materials and supplies...............................................               28,033                           33,373
                                                                                         445,232                          464,961
LIFO reserve...............................................................               (3,363)                           2,169
                                                                              ------------------                -----------------
                                                                              $          441,869                $         467,130
                                                                              ==================                =================

             During 1997, 1998 and 1999, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories, the effect of which increased income by approximately, $.6 million, $1.8 million and $2.1 million in 1997, 1998 and 1999, respectively.

Note H--Property, Plant and Equipment

                                                                                                 December 31,
                                                                                     1999                             1998
                                                                                     ----                             ----
                                                                                            (Dollars in Thousands)

Land and mineral properties..............................................   $           42,151                $          42,583
Buildings, machinery and equipment.......................................            1,270,212                        1,221,534
Construction in progress.................................................               51,197                           24,273
                                                                            ------------------                -----------------
                                                                                     1,363,560                        1,288,390
Accumulated depreciation and amortization................................              547,059                          469,313
                                                                            ------------------                -----------------
                                                                            $          816,501                $         819,077
                                                                            ==================                =================

             WPC utilizes the modified units of production method of depreciation which recognizes that the depreciation of steelmaking machinery is related to the physical wear of the equipment as well as a time factor. The modified units of production method provides for straight-line depreciation charges modified (adjusted) by the level of raw steel production. In 1998 and 1999 depreciation under the modified units of production method was $1.1 million or 2.0% more and $0.7 million or 1.3% more respectively, than straight-line depreciation.

             Depreciation on H&H and Unimast property, plant and equipment is provided principally on the straight-line method over the estimated useful lives of the assets.

Note I--Long-Term Debt

                                                                                               December 31,
                                                                                   1999                             1998
                                                                                   ----                             ----
                                                                                          (Dollars in Thousands)

Senior Unsecured Notes due 2007, 9 1/4%................................   $          274,175                $         274,071
Term Loan Agreement due 2006, floating rate............................               75,000                           75,000
Senior Unsecured Notes due 2005, 10 1/2%...............................              281,490                          302,000
Handy & Harman Senior Secured Credit Facility..........................              201,064                          228,654
Other..................................................................               17,801                           14,243
                                                                          ------------------                -----------------
                                                                                     849,530                          893,968
Less portion due within one year.......................................                1,810                              612
                                                                          ------------------                -----------------
Total Long-Term Debt (1)...............................................   $          847,720                $         893,356
                                                                          ==================                =================

(1) The fair value of long-term debt at December 31, 1998 and December 31, 1999 was $851.5 million and $828.2 million, respectively. Fair value of long-term debt is estimated based on trading in the public market.

             Long-term debt maturing in each of the next five years is as follows: 2000, $1,810; 2001, $10,621; 2002, $17,872; 2003, $11,493;
             and 2004, $46,322.

A summary of the financial agreements at December 31, 1999 follows:

Revolving Credit Facility

             On April 30, 1999, WPSC entered into a Third Amended and Restated Revolving Credit Facility ("RCF") with Citibank, N.A., as agent. The RCF, as amended, provides for borrowings for general corporate purposes up to $150 million, including a $25 million sub-limit for Letters of Credit.

             The RCF agreement expires May 3, 2003. Interest rates are based on the Citibank prime rate plus 1.25% and/or a Eurodollar rate plus 2.25%, but the margin over the prime rate and the Eurodollar rate can fluctuate based upon performance. A commitment fee of 0.5% is charged on the unused portion. The letter of credit fee is 2.25% and is also performance based.

             Borrowings are secured primarily by 100% of the eligible inventory of WPSC, Pittsburgh-Canfield Corporation ("PCC") and Wheeling Construction Products, Inc. ("WCPI") and the terms of the RCF contain various restrictive covenants, limiting among other things dividend payments or other distribution of assets, as defined in the RCF. WPSC, PCC and WCPI are wholly-owned subsidiaries of WPC. Certain financial covenants associated with leverage, net worth, capital spending, cash flow and interest coverage must be maintained. WPC, PCC and WCPI have each guaranteed all of the obligations of WPSC under the RCF. Borrowings outstanding against the RCF at December 31, 1999 totaled $79.9 million, which are included within short-term borrowings in the consolidated balance sheet. Letters of credit outstanding under the RCF were $0.1 million at December 31, 1999.

9 3/8% Senior Notes Due 2003

             On November 23, 1993, WPC issued $325 million of 9 3/8% Senior Notes. Interest on the 9 3/8% Senior Notes is payable semi-annually on May 15 and November 15 of each year, commencing May 15, 1994. The 9 3/8% Senior Notes mature on November 15, 2003.

             On November 26, 1997, WPC, under the terms of the 9 3/8% Indenture, legally defeased the remaining $266.2 million 9 3/8% Senior Notes outstanding at a total cost of $298.8 million. The 9 3/8% Senior Notes were placed into trusteeship where they will be held until redemption on November 15, 2000.

9 1/4% Senior Notes Due 2007

             On November 26, 1997, WPC issued $275 million principal amount of 9 1/4% Senior Notes. Interest on the 9 1/4% Senior Notes is payable semi-annually on May 15 and November 15 of each year. The 9 1/4% Senior Notes mature on November 15, 2007.

             The 9 1/4% Senior Notes are redeemable at the option of WPC, in whole or in part, on or after November 15, 2002 at specified redemption prices, plus accrued interest and liquidated damages, if any, thereon to the date of redemption.

             Upon the occurrence of a Change of Control (as defined therein), WPC will be required to make an offer to repurchase all or any part of each holder's 9 1/4% Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of repurchase.

             The 9 1/4% Senior Notes are unsecured obligations of WPC, ranking senior in right of payment to all existing and future subordinated indebtedness of WPC, and pari passu with all existing and future senior unsecured indebtedness of WPC, including borrowings under the Term Loan Agreement.

             The 9 1/4% Senior Notes are fully and unconditionally guaranteed on a joint and several and senior basis by the guarantors, which consist of all of the Company's present and future operating subsidiaries. The 9 1/4% Senior Notes indenture contains certain covenants, including, but not limited to, covenants with respect to: (i) limitations on indebtedness; (ii) limitations on restricted payments; (iii) limitations on transactions with affiliates; (iv) limitations on liens; (v) limitations on sales of assets; (vi) limitations on issuance and sale of capital stock of subsidiaries; (vii) limitations on dividends and other payment restrictions affecting subsidiaries; and (viii) restrictions on consolidations, mergers and sales of assets.

Term Loan Agreement

             On November 26, 1997, WPC entered into the Term Loan Agreement with DLJ Capital Funding Inc., as syndication agent, pursuant to which it borrowed $75 million.

             Interest on the Term Loan Agreement is payable on March 15, June 15, September 15 and December 15 as to Base Rate Loans, and with respect to LIBOR loans on the last day of each applicable interest period, and if such interest period shall exceed three months, at intervals of three months after the first day of such interest period. Amounts outstanding under the Term Loan Agreement bear interest at the Base Rate (as defined therein) plus 2.25% or the LIBO Rate (as defined therein) plus 3.25%

             WPC's obligations under the Term Loan Agreement are guaranteed by its present and future operating subsidiaries. WPC may prepay the obligations under the Term Loan Agreement after November 15, 1999, subject to a premium of 1.0% of the principal amount thereof or after November 15, 2000 with no premium.

10 1/2% Senior Notes Due 2005

             On April 7, 1998, WHX issued $350 million principal amount of 10 1/2% Senior Notes. Interest on the 10 1/2% Senior Notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1998. The 10 1/2% Senior Notes mature on April 15, 2005.

             The 10 1/2% Senior Notes are redeemable at the option of WHX, in whole or in part, on or after April 15, 2002 at specified prices, plus accrued interest and liquidated damages, if any, thereon to the date of redemption.

             Upon the occurrence of a Change of Control (as defined therein), the Company will be required to make an offer to repurchase all or any part of each holder's 10 1/2% Senior Notes at 101% of the principal amount thereof, plus accrued interest and liquidated damages, if any, thereon to the date of repurchase.

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

Handy & Harman Senior Secured Credit Facility

             On July 30, 1998, H&H entered into a $300 million Senior Secured Credit facility (the "Facilities") with Citibank, N.A., as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million 6-year Delayed Draw Term Loan Facility, (iii) a $50 million 6-year Term Loan A Facility, and (iv) a $125 million 8-year Term Loan B Facility. Interest under the Facilities is calculated at a rate determined either using (i) the Citibank prime rate or (ii) LIBOR, plus the Applicable Margin in effect from time to time. Applicable Margin means a percentage per annum determined by reference to the total leverage ratio of H&H. The rates in effect at December 31, 1999 are (a) in the case of the Term A Facility, the Delayed Draw Facility and the Revolving Credit Facility, calculated at LIBOR + 1.50% and (b) in the case of the Term B facility, calculated at LIBOR + 2.25%. Borrowings under the Facilities are secured by the pledge of 100% of the capital stock of all H&H's active U.S. subsidiaries and 65% of the stock of H&H's non-U.S. subsidiaries. In addition, H&H provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries. The Facilities have certain financial covenants restricting indebtedness, liens and distributions. In addition, the Facilities required H&H to procure an interest rate hedge agreement covering a notional amount of not less than $125 million for a period of no less than three years. H&H has entered into a cancelable interest-rate swap to convert $125 million of its variable-rate debt to a fixed rate with Citibank, N.A. New York. The fixed rate is 4.53 percent, effective January 4, 1999, with a termination date of January 5, 2004; provided, however, Citibank may designate July 5, 2000 as the termination date. The Facilities replaced H&H's $125 million Senior Notes due 2004 and its unsecured Revolving Credit Facility. Letters of credit outstanding under the facilities totaled $14.6 million at December 31, 1999.

Unimast Revolving Credit Agreement

             On November 24, 1998, Unimast Incorporated ("Unimast") entered into a Revolving Credit Agreement ("RCA") with The First National Bank of Chicago ("First"), as lender and agent, and Citicorp USA Inc., as lender and collateral agent. The RCA is for general corporate purposes, including working capital needs and capital expenditures up to $50 million with a $3 million sub-limit for letters of credit ("LC"). The RCA expires on November 24, 2003. Interest rates are based on either First's current corporate base rate plus .625% or a Eurodollar rate plus 2.125%. Each of these rates can fluctuate based upon performance. An aggregate commitment fee of .5% is charged on the unused portion. The letter of credit fees are 1.0625% for a commercial LC and 2.125% for a standby LC. The commitment fees and the LC fees are all performance based.

             Borrowings are secured primarily by 100% of the eligible inventory, accounts receivable, and fixed assets of Unimast, and its subsidiaries. The terms of the RCA contain various restrictive covenants limiting dividend payments, major acquisitions or other distribution of assets, as defined in the RCA. Certain financial covenants associated with leverage, net worth, capital spending and interest coverage must be maintained. Borrowings outstanding against the RCA at December 31, 1999 totaled $24.0 million, and were included within short-term borrowings in the consolidated balance sheet. No letters of credit were outstanding under the RCA.

Interest Cost

             Aggregate interest costs on debt and amounts capitalized during the three years ended December 31, 1999, are as follows:

                                                                   1999                   1998                       1997
                                                                   ----                   ----                       ----
                                                                                 (Dollars in Thousands)

Aggregate interest expense on debt......................   $          90,885      $            80,159       $            31,274
Less: Capitalized interest..............................               3,034                    2,063                     2,227
Interest expense........................................   $          87,851      $            78,096       $            29,047
Interest paid...........................................   $          89,006      $            73,070       $            29,589


Note J--Stockholders' Equity

             The authorized capital stock of WHX consists of 60,000,000 shares of Common Stock, $.01 par value, of which 14,427,212 shares (including redeemable Common Stock) were outstanding as of December 31, 1999 and 10,000,000 shares of Preferred Stock, $0.10 par value, of which 2,907,825 shares of Series A Convertible Preferred Stock and 2,975,100 shares of Series B Convertible Preferred Stock were outstanding as of December 31, 1999. In 1998 and 1999, the Company purchased 1,780,307 shares and 3,594,300 shares, respectively, of Common Stock in open market purchases.

Series A Convertible Preferred Stock

             In July 1993, the Company issued 3,000,000 shares of Series A Convertible Preferred Stock for net proceeds of $145.0 million. Dividends on the shares of the Series A Convertible Preferred Stock are cumulative, are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year, in an amount equal to $3.25 per share per annum.

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

             The Series A Convertible Preferred Stock was not redeemable prior to July 1, 1996. On and after such date, the Series A Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, for cash, initially at $52.275 per share and thereafter at prices declining ratably to $50.00 per share on and after July 1, 2003, plus in each case accrued and unpaid dividends to the redemption date. The Series A Convertible Preferred Stock is not entitled to the benefit of any sinking fund. In 1996 and 1997, the Company purchased and retired 92,000 shares of Series A Convertible Preferred Stock on the open market. No additional shares were purchased during 1998 or 1999. During 1999, an additional 175 shares have been converted into Common Stock.

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

             The Series B Convertible Preferred Stock was not redeemable prior to October 1, 1997. On and after such date, the Series B Convertible Preferred Stock is redeemable at the option of the Company, in whole or in part, for cash, initially at $52.625 per share and thereafter at prices declining ratably to $50.00 per share on and after October 1, 2004, plus in each case accrued and unpaid dividends to the redemption date. The Series B Convertible Preferred Stock is not entitled to the benefit of any sinking fund. In 1996 and 1997, the Company purchased and retired 524,900 shares of Series B Convertible Preferred Stock in open market purchases. No additional shares were purchased during 1998 or 1999.

Redeemable Common Stock

             Certain present and former employees of the Company were issued preferred shares of the Company prior to the Chapter 11 proceeding of the Company's predecessor in exchange for wage and salary concessions. Such preferred shares were exchanged for 1,279,935 shares of Common Stock under the Chapter 11 Plan of Reorganization, these shares were issued to an Employee Stock Ownership Plan ("ESOP") on such employees' behalf. Beneficial owners of such shares who were active employees on August 15, 1990 and who have either retired, died or become disabled, or who reach 30 years of service, may sell their Common Stock to the Company at a price of $15 or, upon qualified retirement, $20 per share. These contingent obligations are expected to extend over many years, as participants in the ESOP satisfy the criteria for selling shares to the Company. In addition, each beneficiary can direct the ESOP to sell any or all of its Common Stock into the public markets at any time; provided, however, that the ESOP will not on any day sell in the public markets more than 20% of the number of shares of Common Stock traded during the previous day. As of December 31, 1999, 282,177 shares of redeemable Common Stock remained outstanding.

Stock Option Plan

             The WHX Corporation Stock Option Plan ("1991 Plan") is intended to assist the Company in securing and retaining key employees by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non-qualified options (collectively, the "Options") to full-time employees of the Company and its subsidiaries. Incentive stock options granted under the Option Plan are intended to be "Incentive Stock Options" as defined by
Section 422 of the Code.

             An aggregate of 3,500,000 shares of Common Stock has been reserved for issuance upon exercise of Options under the 1991 Plan, as amended. The 1991 Plan is administered by a committee (the "Committee") consisting of not less than three nonemployee members appointed by the Board of Directors. The term of Options granted under the 1991 Plan may not exceed 10 years (five years in the case of an incentive Option granted to an optionee owning more than 10% of the voting stock of the Company (a "10% Holder")). The Option price for Options shall not be less than 100% of the "fair market value" of the shares of Common Stock at the time the Option is granted; provided, however, that with respect to an incentive option, in the case of a 10% Holder, the purchase price per share shall be at least 110% of such fair market value. The aggregate fair market value of the shares of Common Stock as to which an optionee may first exercise incentive stock options in any calendar year may not exceed $100,000. Payment for shares purchased upon exercise of Options is to be made in cash, but, at the discretion of the Committee, may be made by delivery of other shares of Common Stock of comparable value. The 1991 Plan will terminate on September 24, 2001 and may be terminated at any time by the Board of Directors prior to that date.

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

             The Company is required to record a charge for the fair value of the 1997 option grants under SFAS 123. The fair value of the option grant is estimated on the measurement date using the Black-Scholes option-pricing model. The following assumptions were used in the Black-Scholes calculation: expected volatility of 48.3%, risk-free interest rate of 5.83%, an expected life of 5 years and a dividend yield of zero. The resulting estimated fair value of the shares granted in 1997 was $6.7 million which was recorded as part of the special charge related to the new labor agreement.

A Summary of the Option Plans:

                                                      Number of Options
                                          1991              D & O                 WPN            Option Price      Weighted Average
                                          Plan              Plan                Grants             Or Range          Option Price
                                          ----              ----                ------             --------          ------------

Balance 12/31/96.............            1,049,330             326,000           1,000,000                             $11.054
    Granted..................              982,500             166,000           1,000,000      $6.875-13.8125          11.641
    Cancelled................             (222,802)             (5,334)                 --        8.75-14.625           13.648
    Exercised................             (172,639)                 --                  --        6.125-8.75             8.048
                                   ---------------     ---------------     ---------------
Balance 12/31/97.............            1,636,389             486,666           2,000,000                              11.342
                                   ---------------     ---------------     ---------------
    Granted..................            1,198,527              25,000                  --       10.00-16.625           15.516
    Cancelled................             (309,989)                 --                  --        8.75-14.625           13.865
    Exercised................             (160,890)                 --                  --       6.125-14.625            8.335
                                   ---------------     ---------------     ---------------
Balance 12/31/98.............            2,364,037             511,666           2,000,000                              12.277
                                   ---------------     ---------------     ---------------
    Granted..................              484,500              25,000                  --       7.625-12.4375           9.192
    Cancelled................             (108,610)                 --                  --        8.75-14.625           13.580
    Exercised................              (10,650)                 --                  --         7.25-8.75             7.342
                                   ---------------     ---------------     ---------------
Balance 12/31/99.............            2,729,277             536,666           2,000,000                               12.01
                                   ===============     ===============     ===============

             Options outstanding at December 31, 1999 which are exercisable totaled 3,517,206 and have a weighted average option price of $11.68. Options outstanding at December 31, 1999 had a weighted-average remaining life of 6.5 years.

             In 1996, the Company adopted SFAS No. 123, and elected to continue to account for such compensation under the provisions of APB 25. Therefore, no compensation costs have been recognized for the stock option plans in 1997, 1998 or 1999. Had the Company elected to account for stock-based compensation under the provisions of SFAS No. 123 during 1997, the effect on net income and earnings per share would not be material. Had the Company elected to account for stock-based compensation under the provision of SFAS No. 123 during 1998, the effect on net income would have been an additional expense of $2.1 million, net of related income tax benefit of $1.1 million or $.11 per share of Common Stock after deduction of Preferred Stock Dividends on a basic and diluted basis. Had the Company elected to account for stock-based compensation under the provision of SFAS No. 123 during 1999, the effect on net income would have been an additional expense of $2.9 million, net of related income tax benefit of $1.6 million, or $.18 per share of common stock after deduction of preferred stock dividends, on a basic and diluted basis. The fair value of the option grants is estimated on the measurement date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in the Black-Scholes calculation: expected volatility of 53.2%, risk-free interest rate of 6.6%, an expected life of 5 years and a dividend yield of zero.

Earnings Per Share

             In 1997, the Company adopted SFAS No. 128, Earnings per Share. The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. In 1997 and 1999, the conversion of redeemable common stock and exercise of options and warrants would have had an anti-dilutive effect. The computation of earnings per common share--assuming dilution in 1998 assumes conversion of redeemable common stock and exercise of outstanding stock options. A reconciliation of the income and shares used in the computation follows:

Reconciliation of Income and Shares in EPS calculation

                                                                               For the Year Ended December 31, 1999
                                                                    Income (loss)               Shares                Per-Share
                                                                     (Numerator)             (Denominator)             Amount
                                                                                 (Dollars and Shares in Thousands)

Loss before extraordinary item.............................      $           (15,834)
Less: Preferred stock dividends............................                   20,608
                                                                 -------------------
Basic EPS and Diluted EPS
    Loss available to common stockholders..................      $           (36,442)                15,866       $           (2.30)
                                                                 ===================       ================       =================

             The assumed conversion of stock options, preferred stock and redeemable common stock would have an anti-dilutive effect on earnings per share.

                                                                               For the Year Ended December 31, 1998
                                                                       Income                 Shares                Per-Share
                                                                     (Numerator)           (Denominator)             Amount
                                                                                 (Dollars and Shares in Thousands)

Income before extraordinary item...........................      $            39,430
Less: Preferred stock dividends............................                   20,608
                                                                 -------------------
Basic EPS
    Income available to common stockholders................                   18,822                 18,198       $            1.04
Effect of Dilutive Securities
    Options and warrants...................................                       --                    566
    Convertible preferred stock............................                       --                     --
    Redeemable common stock................................                       --                    298
                                                                 -------------------       ----------------
Diluted EPS
    Income available to common stockholders
        plus assumed conversions...........................      $            18,822       $         19,062       $             .99
                                                                 ===================       ================       =================


             The  assumed   conversion   of   preferred   stock  would  have  an
anti-dilutive effect on earnings per share.

                                                                                For the Year Ended December 31, 1997
                                                                       Income                 Shares                Per-Share
                                                                     (Numerator)           (Denominator)             Amount
                                                                                (Dollars and Shares in Thousands)

Loss before extraordinary item..........................      $          (173,772)
Less: Preferred stock dividends.........................                   20,657
                                                              -------------------
Basic EPS and Diluted EPS
Loss available to common stockholders...................      $          (194,429)                22,028       $           (8.83)
                                                              ===================       ================       =================

             The assumed conversion of stock options, preferred stock and redeemable common stock would have an anti-dilutive effect on earnings per share.

Note K--Commitments and Contingencies

Environmental Matters

             The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by CERCLA on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with CERCLA. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with the Buckeye Reclamation Landfill will be between $1.5 and $2.0 million. At several other sites the Company estimates costs to aggregate less than $1.0 million. The Company is currently funding its share of remediation costs.

             The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $12.4 million, $9.5 million and $7.7 million for 1997, 1998 and 1999, respectively. The Company anticipates spending approximately $13.6 million in the aggregate on major environmental compliance projects through the year 2002, estimated to be spent as follows: $6.7 million in 2000, $3.1 million in 2001, and $3.8 million in 2002.

             Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

             Non-current accrued environmental liabilities totaled $12.7 million at December 31, 1998 and $14.7 million at December 31, 1999. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for its present environmental obligations.

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

Note L--Related Party Transactions

             The Chairman of the Board of the Company is the president and sole shareholder of WPN Corp. ("WPN"). Pursuant to a management agreement effective as of January 3, 1991, as amended January 1, 1993, April 11, 1994, January 1, 1998 and April 13, 1998, approved by a majority of the disinterested directors of the Company, WPN provides certain financial, management advisory and consulting services to the Company. Such services include, among others, identification, evaluation and negotiation of acquisitions, responsibility for financing matters for the Company and its subsidiaries, review of annual and quarterly budgets, supervision and administration, as appropriate, of all the Company's accounting and financial functions and review and supervision of reporting obligations under Federal and state securities laws. In exchange for such services, WPN received a monthly fee of $520,833 in 1999. In 1998, WPN received a monthly fee of $458,333 from January 1 until April 13 and $520,833 from April 14 until December 31. In addition, in October 1999, the Board of Directors awarded WPN an additional bonus of $3,280,000 and in September 1998, the Board of Directors awarded WPN an additional bonus of $3,750,000, each in recognition of the returns earned by WPN on behalf of the Company in its management of the Company's cash and marketable securities. The management agreement has a two year term and is renewable automatically for successive one year periods, unless terminated by either party upon 60 days' prior written notice of the renewal date.

             In 1997, the stockholders approved a grant of an option to purchase 1,000,000 shares of Common Stock to WPN for their performance in obtaining a new labor agreement. The options were valued using the Black-Scholes formula at $6.7 million and recorded as a special charge related to the labor contract.

Note M-- Other Income

                                                                                      Year Ended December 31,
                                                                        1999                   1998                     1997
                                                                        ----                   ----                     ----
                                                                                      (Dollars in Thousands)

Interest and investment income............................        $          26,499     $           88,781     $          52,092
Equity income (loss)......................................                    4,343                  5,699                (1,644)
Receivables securitization fees...........................                   (5,876)                (6,192)               (3,826)
Other, net................................................                    1,454                  1,408                 4,046
                                                                  -----------------     ------------------     -----------------
                                                                  $          26,420     $           89,696     $          50,668
                                                                  =================     ==================     =================

Note N--Sale of Receivables

             In 1994, a special purpose wholly-owned subsidiary of WPSC entered into an agreement to sell (up to $75 million on a revolving basis) an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC and two of the Company's subsidiaries: WCPI and PCC (the "Receivables Facility"). In 1995, WPSC entered into an agreement to include the receivables generated by Unimast in the pool of accounts receivable sold. In May 1999, the Receivables Facility was extended through May 2003 and increased to $100 million on a revolving basis. Effective June of 1999, Unimast withdrew from participation in the facility. Accounts receivable at December 31, 1999 exclude $100 million representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by WPSC under this Receivables Facility were based upon variable rates that range from 4.94% to 7.42%. Based on the Company's collection history, the Company believes that credit risk associated with the above arrangement is immaterial.

Note O-- Information on Significant Joint Ventures

             WPC owns 35.7% of Wheeling-Nisshin Inc. (Wheeling-Nisshin). Wheeling-Nisshin had total debt outstanding at December 31, 1999 and 1998 of approximately $4.1 million and $11.6 million, respectively. WPC derived approximately 16.2% and 14.6% of its revenues from sale of steel to Wheeling-Nisshin in 1999 and 1998. WPC received dividends of $5.0 million annually from Wheeling-Nisshin in 1999 and 1998. Amounts due WPC at December 31, 1999 totaled $12.9 million. Audited financial statements of Wheeling-Nisshin are presented under Item 14 because it is considered a significant subsidiary of the Company under SEC regulations.

WPC owns 50.0% of Ohio Coatings Company (OCC). OCC had totaled debt outstanding at December 31, 1999 and 1998 of approximately $53.6 million and $57.2 million, respectively. WPC derived approximately 9.2% and 6.1% of its revenues from sale of steel to OCC in 1999 and 1998 respectively. Amounts due WPC at December 31, 1999 totaled $31.2 million, including an advance of $14.4 million.


Note P-- Extraordinary Items

                                                                                    Year Ended December 31,
                                                                      1999                   1998                     1997
                                                                      ----                   ----                     ----
                                                                                    (Dollars in Thousands)

Premium (discount) on early debt retirement...............      $          (1,925)    $           (4,779)    $             32,600
Unamortized debt issuance cost............................                    547                  1,332                    4,770
Coal retiree medical benefits.............................                     --                     --                    2,615
Income tax effect.........................................                    482                  1,206                  (13,995)
                                                                -----------------     ------------------     --------------------
                                                                $            (896)    $           (2,241)    $             25,990
                                                                =================     ==================     ====================

             In the first quarter of 1999, the Company purchased and retired $20.5 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in a $0.9 million gain, net of tax.

             In the third quarter of 1998, the Company purchased and retired $48.0 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in a $2.2 million gain, net of tax.

             In November 1997, the Company paid a premium of $32.6 million to defease the remaining $266.2 million of WPC's 9 3/8% Senior Notes at a total cost of $298.8 million.

             In 1997, a 7% discount rate was used to calculate the actuarially determined coal retiree medical benefit liability compared to 7.5% in 1996. In 1997 the Company also incurred higher premiums for additional retirees and orphans assigned in 1995. See Note D.

Note Q --Supplemental WHX Parent Company Summarized Financial Information

             WHX Parent Company summarized financial information is included because of certain restrictions placed on subsidiaries as a result of credit agreements that restrict the transfer or dividend of cash or assets to the parent company.

                                                                                       Year Ended December 31,
                                                                             1999                   1998                 1997
                                                                             ----                   ----                 ----
                                                                                       (Dollars in Thousands)

Income Data
    Net sales..................................................    $              --     $               --     $             --
    Cost of products sold, excluding depreciation..............               (4,380)                   252               (3,000)
    Depreciation...............................................                  989                  1,583                1,263
    Selling, general and administrative expense................                5,883                  5,843                7,428
                                                                   -----------------     ------------------     ----------------
    Operating income(expense)..................................               (2,492)                (7,678)              (5,691)
    Interest expense on debt...................................               30,855                 26,385                   --
    Other income...............................................               26,652                 87,308               51,342
                                                                   -----------------     ------------------     ----------------
    Income (loss) before tax and extraordinary item............               (6,695)                53,245               45,651
    Tax provision (benefit)....................................               (1,735)                18,586               15,978
                                                                   -----------------     ------------------     ----------------
    Income (loss) before extraordinary item....................               (4,960)                34,659               29,673
    Extraordinary item (net of tax)............................                  896                  2,241                   --
                                                                   -----------------     ------------------     ----------------
    Net income (loss)..........................................    $          (4,064)    $           36,900     $         29,673
                                                                   =================     ==================     ================
Balance Sheet Data
Assets
    Current assets.............................................    $         665,745     $          704,735     $        590,011
    Non-current assets.........................................              667,803                703,351              291,842
                                                                   -----------------     ------------------     ----------------
        Total Assets...........................................    $       1,333,548     $        1,408,086     $        881,853
                                                                   =================     ==================     ================
Liabilities and Stockholders' Equity
    Current liabilities........................................    $         506,794     $          504,835     $        282,931
    Non-current liabilities....................................              284,822                305,629                4,809
    Stockholder's equity.......................................              541,932                597,622              594,113
                                                                   -----------------     ------------------     ----------------
        Total Liabilities and Stockholders' Equity.............    $       1,333,548     $        1,408,086     $        881,853
                                                                   =================     ==================     ================

Note R--Reported Segments

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

             For the periods presented, intersegment sales and transfers were conducted as if the sales or transfers were to third parties, that is, at prevailing market prices. Income taxes are allocated to the segments in accordance with the Company's tax sharing agreements, which generally require separate segment tax calculations. The benefit, if any, of WPC NOL carryforwards are allocated to WPC.

             The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales for the years ending December 31:

                                                                                                                      Segment
1999                                                  WPC             H&H *           Unimast        All Other         Total
----                                                  ---             -----           -------        ---------         -----
                                                                                              (Dollars in thousands)

Revenue..................................    $      1,081,657    $    466,116    $      217,409   $          --    $   1,765,182
Intersegment revenues....................              48,382              --                --              --           48,382
Net interest expense.....................              37,931          17,755             1,900          30,855           88,441
Depreciation and amortization............              77,724          22,190             3,953             989          104,856
Equity income (loss).....................               3,358           1,302                --            (317)           4,343
Income taxes.............................             (20,723)         12,270             3,758          (1,735)          (6,430)
Extraordinary Item.......................                  --              --                --             896              896
Segment net income (loss)................             (34,485)         10,005            13,063          (4,064)         (15,481)
Segment assets...........................    $      1,278,022    $    650,452    $       98,411   $   1,333,548    $   3,360,433
Investment in equity -
  method subsidiaries....................              64,229           5,182                --          11,079           80,490
Capital expenditures.....................    $         72,146    $     16,981    $        3,929   $      10,979    $     104,035
1998
Revenue..................................    $      1,111,541    $    350,286    $      205,444   $          --    $   1,667,271
Intersegment revenues....................              21,773              --                --              --           21,773
Net interest expense.....................              36,699          13,188             2,462          26,385           78,734
Depreciation and amortization............              76,321          15,585             3,381           1,583           96,870
Equity income (loss).....................               5,333             588                --            (222)           5,699
Income taxes.............................              (3,101)          7,271               630          18,586           23,386
Extraordinary item.......................                  --              --                --           2,241            2,241
Segment net income (loss)................              (6,503)          4,785             6,582          36,900           41,764
Segment assets...........................    $      1,256,367    $    668,362    $       60,697   $   1,408,086    $   3,393,512
Investment in equity -
  method subsidiaries....................              69,075           4,507                --          11,396           84,978
Capital expenditures.....................    $         33,595    $     10,701    $        3,954   $          --    $      48,250
1997
Revenue..................................    $        489,662              --    $      156,678   $          --    $     646,340
Intersegment revenues....................               4,244              --                --              --            4,224
Net interest expense.....................              27,204              --             2,296              --           29,500
Depreciation and amortization............              46,203              --             1,979           1,263           49,445
Equity income (loss).....................              (1,206)             --                --            (438)          (1,644)
Income taxes.............................            (110,035)             --               488          15,978          (93,569)
Extraordinary item.......................             (25,990)             --                --              --          (25,990)
Segment net income (loss)................            (230,453)             --             1,086          29,673         (199,694)
Segment assets...........................    $      1,424,568              --    $       54,538   $     881,853    $   2,360,959
Investment in equity-
  method subsidiaries....................              68,742              --                --          11,667           80,409
Capital expenditures.....................    $         33,755    $         --    $        3,024   $          --    $      36,779

                                                                   Consolidated
1999                                              Adjustments          Total
----                                              -----------          -----


Revenue..................................     $       (48,382)      $1,716,800
Intersegment revenues....................                  --           48,382
Net interest expense.....................                (590)          87,851
Depreciation and amortization............                  --          104,856
Equity income (loss).....................                  --            4,343
Income taxes.............................                  --           (6,430)
Extraordinary Item.......................                  --              896
Segment net income (loss)................                 543          (14,938)
Segment assets...........................     $      (686,867)    $  2,673,566
Investment in equity -
  method subsidiaries....................                  --           80,490
Capital expenditures.....................     $            --     $    104,035
1998
Revenue..................................     $       (21,773)    $  1,645,498
Intersegment revenues....................                  --           21,773
Net interest expense.....................                (638)          78,096
Depreciation and amortization............                  --           96,870
Equity income (loss).....................                  --            5,699
Income taxes.............................                  --           23,386
Extraordinary item.......................                  --            2,241
Segment net income (loss)................                 (93)          41,671
Segment assets...........................     $      (681,428)    $  2,712,084
Investment in equity -
  method subsidiaries....................                  --           84,978
Capital expenditures.....................     $            --     $     48,250
1997
Revenue..................................     $        (4,244)    $    642,096
Intersegment revenues....................                  --            4,244
Net interest expense.....................                (453)          29,047
Depreciation and amortization............                  --           49,445
Equity income (loss).....................                  --           (1,644)
Income taxes.............................                  --          (93,569)
Extraordinary item.......................                  --          (25,990)
Segment net income (loss)................                 (68)        (199,762)
Segment assets...........................     $      (299,039)    $  2,061,920
Investment in equity-
  method subsidiaries....................                  --           80,409
Capital expenditures.....................     $            --     $     36,779


*            Results   prior  to  April  13,  1998  are  not   reported  in  WHX
             consolidations   and   therefore   have  been   omitted  from  this
             comparison.

             The  following  is  sales  and  long-lived  asset   information  by
             geographic area as of and for the years ended December 31:

Geographic Information

                                                Revenues                                  Long-lived Assets
                                                --------                                  -----------------
                                 1999             1998            1997            1999           1998             1997
                                 ----             ----            ----            ----           ----             ----

United States.........    $    1,690,841    $   1,596,831    $    642,096    $    878,692    $   887,659     $     819,069
Foreign...............            25,959           48,667              --          18,299         16,396                --
                          --------------    -------------    ------------    ------------    -----------     -------------
                          $    1,716,800    $   1,645,498    $    642,096    $    896,991    $   904,055     $     819,069

            Foreign revenue is based on the country in which the legal subsidiary is domiciled. Revenue from no single foreign county was material to the consolidated revenues of the Company.

Note S--Acquisition of Handy & Harman and Other

             The fair value of the assets acquired and liabilities assumed in acquisitions are as follows:

                                                                             1999                                 1998
                                                                             ----                                 ----
                                                                             Other         Handy & Harman         Other
                                                                                       (Dollars in Thousands)

             Current assets....................................      $        2,145     $       269,374     $       2,188
             Property, plant & equipment.......................               1,722             124,148               503
             Other long-term assets............................                  --             155,426                --
             Goodwill..........................................               9,627             291,931            10,121
             Current liabilities...............................                (667)           (120,790)             (157)
             Debt..............................................                  --            (229,600)           (4,320)
             Other long-term liabilities.......................                  --             (74,635)               --
                                                                     --------------     ---------------     -------------
             Purchase price, net of cash acquired..............      $       12,827     $       415,854     $       8,335
                                                                     ==============     ===============     =============

Note T--Quarterly Information (Unaudited)

             Financial results by quarter for the two fiscal years ended December 31, 1999 and 1998 are as follows:

                                                                                             Basic
                                                                                           Earnings          Basic       Diluted
                                                                                            (Loss)         Earnings     Earnings
                                                                                           Per Share        (Loss)       (Loss)
                                               Gross          Extra-           Net          Before         Per Share    Per Share
                                 Net          Profit         ordinary        Income      Extraordinary      On Net       On Net
                                Sales         (Loss)          Income         (Loss)          Items          Income       Income
                                -----         ------          ------         ------          -----          ------       ------
                                                                 (Dollars, Except Per Share, in Thousands)

1999:
   1st Quarter..........   $     396,925   $    47,788     $      896    $    (35,596)   $     (2.45)    $   (2.40)    $(2.40)
   2nd Quarter..........         413,783        78,158             --          15,432            .62           .62        .46
   3rd Quarter..........         447,607        79,216             --          11,109            .38           .38        .34
   4th Quarter..........         458,485        81,249             --         (5,883)           (.78)         (.78)      (.78)
1998:(1)
   1st Quarter..........   $     304,078   $    34,421     $       --    $      1,088    $      (.21)    $    (.21)     $(.21)
   2nd Quarter..........         464,455        88,523             --          14,067            .48           .48        .39
   3rd Quarter..........         459,563        79,313          2,241          24,023            .91          1.03        .68
   4th Quarter..........         417,402        66,810             --           2,493           (.15)         (.15)      (.15)



Diluted loss per share would be the same as basic loss per share in loss quarters because conversion of stock options, convertible Series A and Series B Preferred Stock or redeemable Common Stock would be anti-dilutive.

(1)          1998 results reflect the acquisition of H&H from April 13, 1998.

Note U--Subsequent Event (Unaudited)

             On March 10, 2000, WPC reached an agreement with certain of its insurance carriers relating to several outstanding claims. As a result, WPC will record a gain of approximately $7.5 million in the first quarter of 2000.

Item 9.  Changes  in and  Disagreements  with  Accountants  on
         Accounting and Financial Disclosures

         NOT APPLICABLE.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

            Incorporated by reference to the information appearing under the heading "Election of Directors" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

Item 11.          Management Remuneration

            Incorporated by reference to the information appearing under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

            Incorporated by reference to the information appearing under the heading "Security Ownership" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

Item 13.          Certain Relationships and Related Transactions

            Incorporated by reference to the information appearing under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders.

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

Report of Independent Accountants


To the Shareholders and Board of Directors of Wheeling-Nisshin, Inc.


In our opinion, the accompanying balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Wheeling-Nisshin, Inc. (the Company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 3 to the financial statements, effective January 1, 1999, the Company has given retroactive effect to the change in accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method.



February 18, 2000, except for Note 9,
  which is dated March 10, 2000

                             WHEELING-NISSHIN, INC.

                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Dollars in thousands)


                                                                                      1999                 1998
                               Assets

Current assets:
    Cash and cash equivalents                                                       $ 19,044            $ 21,278
    Investments                                                                       39,493              48,659
    Trade accounts receivable, net of allowance for bad debts of
      $250 in 1999 and 1998 (Note 9)                                                  16,856              10,262
    Inventories (Notes 3 and 4)                                                       20,248              13,287
    Prepaid income taxes                                                                --                 1,045
    Deferred tax assets (Note 7)                                                       3,985               3,303
    Other current assets                                                                 841                 432
                                                                                    --------            --------

              Total current assets                                                   100,467              98,266
                                                                                    --------            --------

Property, plant and equipment, net (Note 5)                                          103,454             111,788
Debt issuance costs, net of accumulated amortization
  of $1,879 in 1999 and $1,792 in 1998                                                    22                 109
Other assets                                                                             696                 602
                                                                                    --------            --------

              Total assets                                                          $204,639            $210,765
                                                                                    ========            ========

          Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable                                                                $  9,348            $  5,381
    Due to affiliates (Note 9)                                                         9,449               3,968
    Accrued interest                                                                      83                 237
    Accrued income taxes                                                                 809                --
    Other accrued liabilities                                                          3,653               3,970
    Accrued profit sharing                                                             2,195               6,290
    Current portion of long-term debt (Note 6)                                         4,106               6,775
                                                                                    --------            --------

              Total current liabilities                                               29,643              26,621
                                                                                    --------            --------

Long-term debt, less current portion (Note 6)                                           --                 4,824
Deferred tax liabilities (Note 7)                                                     27,220              26,271
Other long-term liabilities (Note 10)                                                  2,500               2,500
                                                                                    --------            --------

              Total liabilities                                                       59,363              60,216
                                                                                    --------            --------

Contingencies (Note 10)

Shareholders' equity:
    Common stock, no par value; authorized, issued and
      outstanding, 7,000 shares                                                       71,588              71,588
    Retained earnings                                                                 73,688              78,961
                                                                                    --------            --------

              Total shareholders' equity                                             145,276             150,549
                                                                                    --------            --------
                 Total liabilities and shareholders' equity                         $204,639            $210,765
                                                                                    ========            ========

                             WHEELING-NISSHIN, INC.

                              STATEMENTS OF INCOME
              For the years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                                             1999             1998              1997

Net sales (Note 9)                                                       $ 347,087         $ 379,415         $ 396,278

Cost of goods sold, excluding depreciation (Notes 3 and 9)                 316,275           328,405           354,730
                                                                         ---------         ---------         ---------

              Gross profit                                                  30,812            51,010            41,548
                                                                         ---------         ---------         ---------

Selling, general and administrative expenses                                 6,880             6,594             5,233
Depreciation and amortization                                               12,772            13,002            12,955
                                                                         ---------         ---------         ---------

              Operating income                                              11,160            31,414            23,360
                                                                         ---------         ---------         ---------

Other income (expense):
 Interest and other income                                                   3,049             3,002             2,203
 Interest expense                                                             (464)             (985)           (1,398)
                                                                         ---------         ---------         ---------

                                                                             2,585             2,017               805
                                                                         ---------         ---------         ---------

              Income before income taxes                                    13,745            33,431            24,165

Provision for income taxes (Note 7)                                          5,018            12,259             8,938
                                                                         ---------         ---------         ---------

              Net income                                                 $   8,727         $  21,172         $  15,227
                                                                         =========         =========         =========

Earnings per share                                                       $    1.25         $    3.02         $    2.18
                                                                         =========         =========         =========


                             WHEELING-NISSHIN, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              For the years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                             Common             Retained
                                                              Stock             Earnings                Total

Balance at December 31, 1996                              $  71,588            $  63,562             $ 135,150

Net income, as restated (Note 3)                               --                 15,227                15,227

Cash dividends ($1 per share)                                  --                 (7,000)               (7,000)
                                                          ---------            ---------             ---------

Balance at December 31, 1997, as restated                    71,588               71,789               143,377

Net income, as restated (Note 3)                               --                 21,172                21,172

Cash dividends ($2 per share)                                  --                (14,000)              (14,000)
                                                          ---------            ---------             ---------

Balance at December 31, 1998, as restated                    71,588               78,961               150,549

Net income                                                     --                  8,727                 8,727

Cash dividends ($2 per share)                                  --                (14,000)              (14,000)
                                                          ---------            ---------             ---------

Balance at December 31, 1999                              $  71,588            $  73,688             $ 145,276
                                                          =========            =========             =========

                             WHEELING-NISSHIN, INC.
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)


                                                                                   1999            1998              1997
Cash flows from operating activities:
    Net income                                                                 $   8,727        $  21,172        $  15,227
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                              12,772           13,002           12,955
       Loss on disposal of property and equipment                                     65                6             --
       Deferred income taxes                                                         267              545              644
       Net change in operating assets and liabilities:
          (Increase) decrease in trade accounts receivable                        (6,594)           6,102            3,401
          (Increase) decrease in inventories                                      (6,961)           2,163            6,783
          Decrease (increase) in prepaid and accrued income taxes                  1,854             (906)          (3,322)
          (Increase) decrease in other assets                                       (503)             190              197
          Increase (decrease) in accounts payable                                  3,967           (5,303)         (10,542)
          Increase in due to affiliates                                            5,481              612            3,356
          Decrease in accrued interest                                              (154)            (130)            (130)
          (Decrease) increase in other accrued liabilities                        (5,397)           2,750           (1,879)
                                                                               ---------        ---------        ---------

             Net cash provided by operating activities                            13,524           40,203           26,690
                                                                               ---------        ---------        ---------

Cash flows from investing activities:
    Capital expenditures, net                                                     (3,431)            (222)            (959)
    Proceeds from sale of land                                                      --                 24             --
    Purchase of investments                                                     (113,509)         (44,214)         (43,700)
    Maturity of investments                                                      122,675           24,055           35,100
                                                                               ---------        ---------        ---------

             Net cash provided by (used in) investing activities                   5,735          (20,357)          (9,559)
                                                                               ---------        ---------        ---------

Cash flows from financing activities:
    Payments on long-term debt                                                    (7,493)          (6,881)          (6,835)
    Payment of dividends                                                         (14,000)         (14,000)          (7,000)
                                                                               ---------        ---------        ---------

             Net cash used in financing activities                               (21,493)         (20,881)         (13,835)
                                                                               ---------        ---------        ---------

Net (decrease) increase in cash and cash equivalents                              (2,234)          (1,035)           3,296

Cash and cash equivalents:
       Beginning of the year                                                      21,278           22,313           19,017
                                                                               ---------        ---------        ---------

       End of the year                                                         $  19,044        $  21,278        $  22,313
                                                                               =========        =========        =========

Supplemental cash flow disclosures: Cash paid during the year for:
       Interest                                                                $     618        $   1,115        $   1,528
                                                                               =========        =========        =========

       Income taxes                                                            $   2,935        $  12,622        $  11,616
                                                                               =========        =========        =========

Supplemental schedule of noncash investing and
  financing activities:
    Acquisition of property, plant and equipment
      included in other long-term liabilities (Note 10)                        $    --          $    --          $   2,500
                                                                               =========        =========        =========


                             WHEELING-NISSHIN, INC.

                          NOTES TO FINANCIAL STATEMENTS
                             (Dollars in thousands)


1.      Description of Business

        Wheeling-Nisshin, Inc. (the Company) is engaged in the production and marketing of galvanized and aluminized steel products at a manufacturing facility in Follansbee, West Virginia. Principally all of the Company's sales are to ten trading companies located primarily in the United States. At December 31, 1999, Nisshin Holding Incorporated, a wholly-owned subsidiary of Nisshin Steel Co., Ltd., (Nisshin), and Wheeling-Pittsburgh Corporation (Wheeling-Pittsburgh), a wholly-owned subsidiary of WHX Corporation, owned 64.3 percent and 35.7 percent of the outstanding common stock of the Company, respectively.


2.      Summary of Significant Accounting Policies

        Use of Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents
        Cash and cash equivalents consist of general cash accounts and highly liquid debt instruments with maturities of three months or less when purchased. Substantially all of the Company's cash and cash equivalents are maintained at one financial institution. No collateral or other security is provided on these deposits, other than $100 of deposits insured by the Federal Deposit Insurance Corporation.

        Investments
        The Company follows Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that securities be classified as trading, held-to-maturity, or available-for-sale. The Company's investments, which consist of certificates of deposit, government bonds and commercial paper, are classified as held-to-maturity and are recorded at cost. The certificates of deposit amounted to $4,000 and $0 at December 31, 1999 and 1998, respectively, and are maintained at one financial institution. Government bonds amounted to $900 at December 31, 1999 and 1998. Commercial paper amounted to $34,593 and $47,759 at December 31, 1999 and 1998, respectively.

        Inventories
        Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Until 1998, the Company used the last-in, first-out (LIFO) method to value its inventories, which was approximately $510 and $1,343 higher than it was under the FIFO method at December 31, 1998 and 1997, respectively. Effective January 1, 1999, the Company changed to the FIFO method (refer to Note 3).

        Property, Plant and Equipment

        Property, plant and equipment is stated at cost less accumulated depreciation.

        Major renewals and improvements are charged to the property accounts, while replacements, maintenance and repairs, which do not improve or extend the useful lives of the respective assets are expensed. Upon disposition or retirement of property, plant and equipment, the cost and the related accumulated depreciation are removed from the accounts. Gains or losses on sales are reflected in other income.

        Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

                             WHEELING-NISSHIN, INC.

        The carrying value of property, plant and equipment is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying operations. Adjustments are made if the sum of expected future net cash flows is less than book value.

        Debt Issuance Costs
        Debt issuance costs associated with long-term debt secured to finance the construction of the Company's original manufacturing facility and the second production line were capitalized and are being amortized using the effective interest method over the term of the related debt.

        Income Taxes
        The Company follows SFAS No. 109, "Accounting for Income Taxes," to recognize deferred tax liabilities and assets for the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        Earnings per Share The Company follows SFAS No. 128, "Earnings per Share," which requires the disclosure of basic and diluted earnings per share.

        Earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during each period.


3.      Accounting Change

        Effective January 1, 1999, the Company elected to change its method of inventory valuation from the LIFO method to the FIFO method. The Company believes the FIFO method provides a better matching of inventory costs with product sales. The change has been applied retroactively by restating the financial statements for prior years. The effect of this restatement was to increase net income for the year ended December 31, 1998 by $523 or $.07 per share and to decrease net income by $846 or $.12 per share for the year ended December 31, 1997. The cumulative effect of the change as of January 1, 1997 was not material.

                                                         1998           1997

         Retained earnings, as previously reported   $   79,284     $   72,635
         Effect of change                                 (323)          (846)
                                                    ------------   ------------

         Retained earnings, as restated              $   78,961     $   71,789
                                                    ============   ============

                             WHEELING-NISSHIN, INC.

4.      Inventories

        Inventories consisted of the following at December 31:

                                                  1999              1998

         Raw materials                           $ 11,043         $   7,576
         Finished goods                             9,205             5,711
                                             -------------   ---------------

                                                 $ 20,248          $ 13,287
                                             =============   ===============



5.      Property, Plant and Equipment

        Property, plant and equipment consisted of the following at December 31:

                                                  Estimated Useful Lives
                                                          (Years)              1999             1998

         Buildings and building improvements              15-31.5              $     34,773     $     34,674
         Land improvements                                   15                       3,097            3,097
         Machinery and equipment                            3-15                    165,583          165,569
         Office equipment                                    10                       2,797            3,262
                                                                             ---------------   --------------

                                                                                    206,250          206,602

         Less accumulated depreciation                                            (107,034)         (95,816)
                                                                             ---------------   --------------

                                                                                     99,216          110,786

         Land                                                                         1,002            1,002
         Construction in process                                                      3,236                -
                                                                             ---------------   --------------

                                                                                $   103,454     $    111,788
                                                                             ===============   ==============

        Depreciation expense was $12,685,  $12,915 and $12,871 in 1999, 1998 and
1997, respectively.

                             WHEELING-NISSHIN, INC.

6.      Long-Term Debt

        Long-term debt consisted of the following at December 31:

        The industrial revenue bonds are collateralized by substantially all property, plant and equipment and are guaranteed by Nisshin. In addition, the industrial revenue bonds provide that dividends may not be declared or paid without the prior written consent of the lender. Such approval was obtained for the dividends paid in years 1999, 1998 and 1997.


                                                            1999          1998

          Industrial revenue bonds for the second
            production line accruing interest at
            .625% over the LIBOR rate, as adjusted
            for periods ranging from three months to
            one year, as elected by the Company. The
            interest rate on the bonds was 6.65% at
            December 31, 1999 and 6.66% at December
            31, 1998. The bonds are payable in equal
            semi-annual installments of $2,853 plus
            interest through September 2000.             $  4,106      $ 11,529

          Capital lease obligations accruing
            interest at rates ranging from 10% to
            13.8%, payable in monthly installments
            through December 1999.                            -              70
                                                         ----------   ----------

                                                            4,106        11,599

          Less current portion                              4,106         6,775
                                                         ----------   ----------

                                                         $    -       $   4,824
                                                         ==========   ==========



7.      Income Taxes

        The provision for income taxes for the years ended December 31 consisted of:

                                      1999             1998            1997

          Current:
                    U.S. Federal      $   4,445      $  11,005      $   7,771
                    State                   306            709            523
          Deferred                          267            545            644
                                    ------------   ------------   ------------

                                      $   5,018      $  12,259      $   8,938
                                    ============   ============   ============

                             WHEELING-NISSHIN, INC.

        Reconciliation of the federal statutory and effective tax rates for 1999, 1998 and 1997 is as follows:
                                              1999         1998         1997


         Federal statutory rate                 35.0 %       35.0 %       35.0 %
         State income taxes                      1.6          1.6          1.5
         Other, net                            (0.1)          0.1          0.5
                                          -----------   ----------    ---------

                                                36.5 %       36.7 %       37.0 %
                                          ===========   ==========    =========


        The deferred tax assets and liabilities recorded on the balance sheets as of December 31 are as follows:

                                                       1999            1998

         Deferred tax assets:
            Accrued expenses                         $   1,897       $   1,143
            Other                                        2,088           2,160
                                                  -------------    ------------

                                                         3,985           3,303
                                                  -------------    ------------

         Deferred tax liabilities:
            Depreciation and amortization               23,492          22,729
            Other                                        3,728           3,542
                                                  -------------    ------------

                                                        27,220          26,271
                                                  -------------    ------------


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

        The second Supercredit granted in 1993 can be used to offset up to $5,958 annually of West Virginia income tax attributable to the 1993 investment through the 2002 tax year. A portion of any unused credit may be carried forward for three taxable years thereafter.

        A valuation allowance for the entire amount of the Supercredits has been recognized in the accompanying financial statements. Accordingly, as the Supercredits are utilized, a benefit is recognized through a reduction of the current state income tax provision. Such benefit amounted to approximately $636 in 1999, $1,120 in 1998 and $876 in 1997.

                             WHEELING-NISSHIN, INC.

8.      Employee Benefit Plans

Retirement Plan
        The Company has a noncontributory, defined contribution plan which covers eligible employees. The plan provides for Company contributions ranging from 2% to 6% of the participant's annual compensation based on their years of service. The Company's contribution to the plan was $574 in 1999, $490 in 1998 and $415 in 1997.

        Profit-Sharing Plan
        The Company has a nonqualified profit-sharing plan for eligible employees, providing for cash distributions to the participants in years when income before income taxes is in excess of $500. These contributions are based on an escalating scale from 5% to 15% of income before income taxes. The profit-sharing expense, which includes the profit-sharing contribution and the related employer payroll taxes, was $2,090 in 1999, $6,290 in 1998 and $4,644 in 1997.

        Postretirement Benefits
        In December 1996, the Company adopted a defined benefit postretirement plan which covers eligible employees. Generally, the plan calls for a stated percentage of medical expenses reduced by deductibles and other coverages. The plan is currently unfunded. The postretirement benefit expense was $68 for 1999, 1998 and 1997. Accrued postretirement benefits were approximately $271 and $203 at December 31, 1999 and 1998, respectively.


9.      Related Party Transactions

        The Company has a supply agreement with Wheeling-Pittsburgh under which the Company has agreed to purchase a specified portion of its required raw materials through the year 2013. The Company purchased $170,458, $164,473 and $24,533 of raw materials and processing services from Wheeling-Pittsburgh in 1999, 1998 and 1997, respectively. The amounts due Wheeling-Pittsburgh for such purchases are included in due to affiliates in the accompanying balance sheets.

        In 1999, the Company received notice from Wheeling-Pittsburgh as to a pricing dispute under the supply agreement for amounts owed for raw material purchases during the third and fourth quarters of 1999. On March 10, 2000, the Company reached a settlement in the amount of approximately $2,000 with Wheeling-Pittsburgh over the pricing dispute. The settlement amount has been recorded in the 1999 financial statements.


        The Company also sells products to Wheeling-Pittsburgh. Such sales totaled $1,175, $1,916 and $6,408 in 1999, 1998 and 1997, respectively, of which $302 and $228 remained unpaid at December 31, 1999 and 1998, respectively, and are included in trade accounts receivable in the accompanying balance sheets. The Company also sells products to Unimast, Inc., an affiliate of Wheeling-Pittsburgh. Such sales totaled $845, $333 and $435 in 1999, 1998 and 1997, respectively, all of which were paid at December 31, 1999 and 1998.


10.     Legal Matters

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

        In 1999, the plaintiffs requested the Pennsylvania Supreme Court to review the order of the Superior Court in its entirety, including the vacating of the verdict and the awarding of counsel fees, and their request was granted, on the limited questions whether the trial court had jurisdiction to rule on the plaintiffs' motions for counsel fees while the appeal was pending and whether the Superior Court errored in ruling on the merits of the appeal without first getting an explanatory statement from the trial court. The Company intends to vigorously oppose efforts to have the Supreme Court interfere with the Superior Court's favorable rulings as well as vigorously defend against the plaintiffs' claims assuming a new trial is held. The Company has been advised by its Special Counsel that it has various legal bases for relief, if a new trial is held. However, since litigation is subject to many uncertainties, the Company is presently unable to predict the outcome of this matter. In 1997, the Company recorded a liability in the amount of $2,500 related to these matters, which was capitalized in property, plant and equipment as cost overruns in the accompanying balance sheets. There is at least a reasonable possibility that the ultimate resolution of these matters may have a material effect on the Company's results of operations or cash flows in the year of final determination. Any portion of the ultimate resolution for interest, penalties and counsel fees will be charged to results of operations.



11.     Fair Value of Financial Instruments

        The estimated fair values and the methods used to estimate those values are disclosed below:

Investments
        The fair values of commercial paper, government bonds and certificates of deposit were $40,220 and $48,844 at December 31, 1999 and 1998, respectively. These amounts were determined based on the investment cost plus interest receivable at December 31, 1999 and 1998.

        Long-Term Debt
        Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, fair value approximates the carrying value.

(a) 3.            Exhibits

            2.1 Confirmation Order of the United States Bankruptcy Court for the Western District of Pennsylvania, dated December 18, 1990, containing the Amended Joint Plan of Reorganization of Wheeling-Pittsburgh Steel Corporation, dated October 18, 1990, as modified and approved-- Incorporated herein by reference to Exhibit 2.1 to WPC's Form 8-K filed December 28, 1990.

            2.2 Form of Plan and Agreement of Merger, dated as of July 26, 1994 among WPC, WHX and WHEELING-PITTSBURGH STEEL CORPORATION Merger Co. -- Incorporated herein by reference to Exhibit
                              2.2. to Company's Form S-4 Registration Statement (No. 33-53591).

            3.1 Certificate of Incorporation of the Company-- Incorporated herein by reference to Exhibit 3.2 to the Company's Form S-4 Registration Statement (No. 33-53591).

            3.2 Certificate of Designations filed with the Delaware Secretary of State on September 22, 1994
                              - -  Incorporated  herein by  reference to Exhibit
                              4.3 to the Company's Form S-3 Registration Statement (No. 33-54831).

           *3.3               Certificate   of  Amendment  to   Certificate   of
                              Incorporation filed with the Delaware Secretary of State on January 23, 1997.

            3.3 Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 23, 1997 - Incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed November 11, 1999-K.

            3.4 Amended and Restated By-Laws of the Company - Incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed November 11, 1999-K.

            4.1 Indenture ("Senior Note Indenture"), between WPC and Bank One, Columbus, NA, as Trustee-- Incorporated herein by reference to Exhibit 4.1 to WPC's Form S-4 Registration Statement (No. 333-43867).

            4.2 Term Loan Agreement dated as of November 20, 1997 between Wheeling-Pittsburgh Corporation and DLJ Capital Funding, Inc., as syndication agent, and the lenders party thereto -- Incorporated herein by reference to Exhibit 4.2 to the 1997 Form 10-K.

            4.3 Amendment No. 1 to Term Loan Agreement dated as of December 31, 1997 between Wheeling-Pittsburgh Corporation and DLJ Capital Funding, Inc., as syndication agent, and the Lenders party thereto-- Incorporated herein by reference to Exhibit 4.3 to the 1997 Form 10-K.

           *4.4 Third Amended and Restated Credit Agreement dated as of April 30, 1999, among WPSC, the lenders party thereto and Citibank, N.A., as Agent

            4.5 Credit Agreement dated as of July 30, 1998 among Handy & Harman, Handy & Harman of Canada, Limited, Handy & Harman Europe Limited, Rigby-Maryland (Stainless) Limited and Indiana Tube Danmark A/S and the Initial Lenders, Initial Issuing Banks and Swing Line Bank named therein and Citicorp USA, Inc. as collateral agent and administrative agent.
                              - Incorporated herein by reference to Exhibit 4.11 to the 1998 Form 10-K.

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

           10.9 Amendment No. 4 to Management Agreement dated as of April 13, 1998 between the Company and WPN Corporation - Incorporated herein by reference to
                              Exhibit 10.9 to the 1998 Form 10-K.

           10.10 1991 Incentive and Nonqualified Stock Option Plan of the Company--Incorporated herein by reference to Exhibit 10.13 to the Company's Form S-2 Registration Statement (No. 33-43139).

           10.11 Amendment No. 3 to 1991 Incentive and Nonqualified Stock Option Plan of the Company - Incorporated herein by reference to Exhibit 4.D to the Company's Form S-8 filed September 24, 1998.

           10.12 1993 Directors and Non-Employee Officers Stock Option Plan--Incorporated herein by reference to
                              Exhibit 4.D to WPC's Form S-8 filed April 8, 1994.

           10.13 1997 Directors Stock Option Plan-- Incorporated herein by reference to Exhibit 10.11 to the 1997 Form 10-K.

           10.14 WPN Corp. Stock Option Grant Letter dated July 29, 1993 - Incorporated herein by reference to Exhibit
                              10.13 to the 1998 Form 10-K.

           10.15              WPN Corp.  Stock  Option Grant Letter dated August
                              4,  1997--Incorporated   herein  by  reference  to
                              Exhibit 10.12 to the 1997 Form 10-K.

           10. 16 Agreement by and between Handy & Harman and Arnold Nance dated May 1, 1998 (as amended by Amendment No. 1 to Employment Agreement dated December 21,
                              1998).-   Incorporated   herein  by  reference  to
                              Exhibit 10.16 to the 1998 Form 10-K.

           10.17 Agreement dated as of April 23, 1998 by and between the Company and James G. Bradley.- Incorporated herein by reference to Exhibit 10.17 to the 1998 Form 10-K.

           10.18 Agreement dated as of April 17, 1998 by and between the Company and Robert D. LeBlanc.- Incorporated herein by reference to Exhibit 10.18 to the 1998 Form 10-K.

           10.19 Amended and Restated Agreement dated as of December 24, 1998 by and between the Company and Paul J. Mooney.- Incorporated herein by reference to Exhibit 10.19 to the 1998 Form 10-K.

           10.20 Pooling and Servicing Agreement dated as of August 1, 1994, among Wheeling-Pittsburgh Funding, Inc., WPSC and Bank One, Columbus, NA-- Incorporated herein by reference to Exhibit 4.13 to the WPC's Form S-1 Registration Statement dated February 24, 1995.

          *21.1               Subsidiaries of Registrant.

          *23.1               Consent of Pricewaterhouse Coopers LLP

          *27.                Financial Data Sheet


* - filed herewith.


(b)   REPORTS ON FORM 8-K.

      Corporation's Form 8-K filed with the Securities and Exchange Commission on November 12, 1999 relating to the amending of the Corporation's Certificate of Amendment and By-Laws.

      Corporation's Form 8-K filed with the Securities Exchange Commission on December 8, 1999 relating to the press release announcing the meeting date and record date for the 2000 Annual Stockholders Meeting.

                                   SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has signed this report by the undersigned, thereunto duly authorized in the City of New York, State of New York on February , 2000.

WHX CORPORATION

By          /S/ James G. Bradley                                    Date    March 27, 2000
            --------------------------------------------------              --------------------------------------
            James G. Bradley, Executive Vice President of
            WHX Corporation and President and Chief
            Executive Officer of Wheeling Pittsburgh Steel
            Corporation.
            (Co-Principal Executive Officer)

By          /s/ Robert D. LeBlanc                                   Date    March 27, 2000
            --------------------------------------------------              --------------------------------------
            Robert D. LeBlanc, Executive Vice President
            of WHX Corporation and President and Chief
            Executive Officer of Handy & Harman
            (Co-Principal Executive Officer)


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

By          /s/ Arnold G. Nance                                             March 27, 2000
            -------------------------------------------------------         -----------------------------------------------------
            Arnold G. Nance, Vice President - Finance                       Date
            (Principal Accounting Officer)

By          /s/ Ronald LaBow                                                March 27, 2000
            -------------------------------------------------------         -----------------------------------------------------
            Ronald LaBow, Chairman of the Board                             Date

By          /s/ Neil D. Arnold                                              March 27, 2000
            -------------------------------------------------------         -----------------------------------------------------
            Neil D. Arnold, Director                                        Date

By          /s/ Paul W. Bucha                                               March 27, 2000
            -------------------------------------------------------         -----------------------------------------------------
            Paul W. Bucha, Director                                         Date

By          /s/ Robert A. Davidow                                           March 27, 2000
            -------------------------------------------------------         -----------------------------------------------------
            Robert A. Davidow, Vice Chairman                                Date

By          /s/ William Goldsmith                                           March 27, 2000
            -------------------------------------------------------         -----------------------------------------------------
            William Goldsmith, Director                                     Date

By          /s/ Marvin L. Olshan                                            March 27, 2000
            -------------------------------------------------------         -----------------------------------------------------
            Marvin L. Olshan, Director                                      Date

By          /s/ Robert D. LeBlanc                                           March 27, 2000
            -------------------------------------------------------         -----------------------------------------------------
            Robert D. LeBlanc, Director & Executive Vice President          Date
            (Co-Principal Executive Officer)

By          /s/ Raymond S. Troubh                                           March 27, 2000
            -------------------------------------------------------         -----------------------------------------------------
            Raymond S. Troubh, Director                                     Date
