Form 10-Q
period 2000-03-31
WHX CORP
filed 2000-05-15
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 2000
                                          --------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________________ to _________________


         For Quarter Ended March 31, 2000        Commission File Number 1-2394


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

The number of shares of Common Stock issued and outstanding as of May 10, 2000 was 14,500,137 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     Quarter Ended March 31,
                                                                   2000                  1999
                                                             (In thousands, except per share data)

Net Sales                                                       $ 453,771              $ 396,925

Operating Costs
            Cost of goods sold                                    371,882                349,137
            Depreciation and amortization                          27,266                 26,776
            Selling, administrative and general expenses           39,760                 36,126
                                                                ---------              ---------

                                                                  438,908                412,039
                                                                ---------              ---------
Operating Income (Loss)                                            14,863                (15,114)

            Interest expense on debt                               22,446                 21,335
            Other (expense)                                        (6,668)               (17,276)
                                                                ---------              ---------

(Loss) Before Taxes and Extraordinary Item                        (14,251)               (53,725)

            Tax provision (benefit)                                (7,552)               (17,233)
                                                                ---------              ---------

(Loss) Before Extraordinary Item                                   (6,699)               (36,492)

            Extraordinary income net of tax                            --                    896
                                                                ---------              ---------
Net (Loss)                                                         (6,699)               (35,596)

Dividend requirement for Preferred Stock                            5,152                  5,152
                                                                ---------              ---------

Net (Loss) Applicable to Common Stock                           $ (11,851)             $ (40,748)
                                                                =========              =========


Basic and Diluted income (loss) per share of Common Stock

(Loss) before extraordinary item                                $    (.84)             $   (2.45)
Extraordinary item - net of tax                                        --                    .05
                                                                ---------              ---------
             Net (loss) per share                               $    (.84)             $   (2.40)
                                                                =========              =========


See notes to consolidated financial statements.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                                  March 31,         December 31,
                                                                     2000                  1999
                                                                (Dollars and shares in thousands)
ASSETS                                                          (Unaudited)                   *
Current Assets:
        Cash and cash equivalents                               $    10,511            $    10,775
        Short term investments                                      681,446                659,356
        Trade receivables - net                                     166,895                141,091
        Inventories:
             Finished and semi-finished products                    221,354                218,350
             Raw materials                                           89,152                 81,210
             Other materials and supplies                            41,423                 28,033
             Precious metals                                        112,740                117,639
             LIFO reserve                                             1,576                 (3,363)
                                                                -----------            -----------
                                                                    466,245                441,869

        Other current assets                                         17,594                 14,622
                                                                -----------            -----------
            Total current assets                                  1,342,691              1,267,713

Property, plant and equipment at cost, less
        accumulated depreciation and amortization                   823,641                816,501
Deferred income taxes                                               135,644                123,033
Prepaid pension                                                      39,123                 40,336
Intangibles, net of amortization                                    278,893                280,766
Other non-current assets                                            141,618                145,217
                                                                -----------            -----------
                                                                $ 2,761,610            $ 2,673,566
                                                                ===========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                          $   202,211            $   171,229
        Short-term borrowings                                       632,847                582,547
        Deferred income taxes - current                              67,798                 67,793
        Other current liabilities                                   151,187                133,158
        Long-term debt due in one year                                1,810                  1,810
                                                                -----------            -----------
            Total current liabilities                             1,055,853                956,537

Long-term debt                                                      868,460                864,620
Other employee benefit liabilities                                  399,597                400,425
Other liabilities                                                    71,708                 71,181
                                                                -----------            -----------
                                                                  2,395,618              2,292,763
                                                                -----------            -----------
Redeemable Common Stock - 275 shares
        and 298 shares                                                3,196                  3,332
                                                                -----------            -----------

Stockholders' Equity:
        Preferred Stock $.10 par value -
             5,883 shares                                               589                    589
        Common Stock - $.01 par value -
             14,205 shares and 14,145 shares                            142                    141
        Accumulated other
             comprehensive income (loss)                             (2,334)                   945
        Additional paid-in capital                                  554,315                553,861
        Accumulated (deficit) earnings                             (189,916)              (178,065)
                                                                -----------            -----------
Total stockholders' equity                                          362,796                377,471
                                                                -----------            -----------
                                                                $ 2,761,610            $ 2,673,566
                                                                ===========            ===========

See notes to consolidated financial statements.
*  Reclassified

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended March 31,
                                                                        2000                  1999
----------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Cash flows from operating activities:
        Net income (loss)                                            $ (6,699)            $(35,596)
        Non cash income and expenses:
             Depreciation and amortization                             27,266               26,776
             Other post employment benefits                              (437)               1,220
             Income taxes                                              (8,503)             (17,471)
             (Gain) loss on sale of assets                             (1,844)               2,480
             Equity income in affiliated companies                     (2,456)              (1,828)
             Pension expense                                            1,212                1,518
             Minority interest                                            451                  296
             Premium on early debt retirement (net of tax)               --                   (896)
        Decrease (increase) in working capital elements,
             Trade receivables                                        (25,804)             (34,700)
             Inventories                                              (24,376)              (1,433)
             Other current assets                                      (2,972)                 282
             Trade payables                                            30,982               30,845
             Other current liabilities                                 18,034               23,797
             Short term investments - net                             (22,090)              17,263
             Trading account borrowings                                39,615               48,102
             Other items - net                                          2,548                1,349
                                                                     --------             --------
             Net cash provided by operating activities                 24,927               62,004
                                                                     --------             --------

Cash flows from investing activities:
        Short term investments-available for sale                      (4,630)                --
        Property additions and improvements                           (35,470)             (18,526)
        Investment in affiliates                                       (1,369)               1,031
        Dividends from affiliates                                       3,750                5,000
        Proceeds from sale of property                                  4,612                    8
                                                                     --------             --------
             Net cash used in investing activities                    (33,107)             (12,487)
                                                                     --------             --------

Cash flows from financing activities:
        Net borrowings (payments) on long-term debt                     3,840              (26,840)
        Minority interest dividends                                    (1,417)                (357)
        Short term borrowings (payments)                               10,685              (20,002)
        Common stock purchased                                           --                 (7,784)
        Letter of credit collateralization                               --                  8,229
        Preferred stock dividends paid                                 (5,152)              (5,152)
        Redemption of equity issues                                      --                    (39)
                                                                     --------             --------
             Net cash provided (used) in financing activities           7,956              (51,945)
                                                                     --------             --------

Effect of exchange rate changes on net cash                               (40)                --

Decrease in cash and
        cash equivalents                                                 (264)              (2,428)
Cash and cash equivalents
        at beginning of period                                         10,775               16,004
                                                                     --------             --------

Cash and cash equivalents
        at end of period                                             $ 10,511             $ 13,576
                                                                     ========             ========

   See notes to consolidated financial statements.

                    WHX CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

                 The consolidated balance sheet as of March 31, 2000, the consolidated statement of operations for the three month periods ended March 31, 2000 and 1999, and the consolidated statement of cash flows for the three month periods ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position at March 31, 2000 and the results of operations and changes in cash flows for the periods presented have been made.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

Business Segments

                 WHX Corporation and Subsidiary Companies ("the Company") is a holding company that has been structured to acquire and operate a diverse group of businesses on a decentralized basis, with a corporate staff providing strategic direction and support. The Company's primary business currently is Wheeling-Pittsburgh Corporation (WPC), a vertically integrated manufacturer of value-added flat rolled steel products. The Company's other principal businesses include Handy & Harman (H&H), a diversified industrial manufacturing company whose business units encompass (a) manufacturing and selling of metal wire, cable and tubing products primarily stainless steel and specialty alloys; (b) manufacturing and selling of precious metals products and precision electroplated material and molded parts; and (c) manufacturing and selling of other specialty products supplied to roofing, construction, do-it-yourself, natural gas, electric and water industries; and Unimast Incorporated (Unimast), a leading manufacturer of steel framing and other products for commercial and residential construction. See Segment disclosures in Note 6.


Note 1 - Earnings Per Share

                 The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. In the computation of diluted earnings per common share in the first quarter of 2000 and 1999, the conversion of preferred stock and redeemable common stock and exercise of options would have had an anti-dilutive effect. A reconciliation of the income and shares used in the computation follows:

Reconciliation of Income and Shares in EPS Calculation
(in thousands except per share amounts)

                                                      For the Quarter Ended March 31, 2000

                                                      Income               Shares         Per-Share
                                                     (Numerator)        (Denominator)       Amount
                                                     -----------        -------------       ------
Net (Loss)                                            $  (6,699)
Less: Preferred stock dividends                            5,152

Basic and Diluted EPS
     Income (loss) available to
       common stockholders                            $(11,851)            14,167            $(.84)
                                                      =========            ======            ======

The assumed conversion of stock options, preferred stock and redeemable common stock would have an antidilutive effect on earnings per share.

                                                      For the Quarter Ended March 31, 1999

                                                      Income               Shares         Per-Share
                                                     (Numerator)        (Denominator)      Amount
                                                     -----------        -------------      ------
(Loss) before extraordinary item                      $   (36,492)
Less: Preferred stock dividends                              5,152

Basic and Diluted EPS
     Income (loss) available to                        ------------        -------         -------
       common stockholders                             $   (41,644)         17,001         $(2.45)
                                                       ============        =======         =======

The assumed conversion of stock options, preferred stock and redeemable common stock would have an antidilutive effect on earnings per share.


                 Outstanding stock options granted to officers, directors, key employees and others totaled 5.5 million shares of Common Stock at March 31, 2000.

Redeemable Common Stock

                  Certain present and former employees of the Company have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of March 31, 2000 redeemable common stock outstanding totaled 274,571 shares.

Note 2 - Comprehensive Income

                  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's first quarter 2000 comprehensive loss of $9.0 million consists of a net loss of $6.7 million and other comprehensive loss of $2.3 million, net of tax related to an unrealized loss on available-for-sale securities and foreign exchange translation adjustment. The comprehensive loss for the comparable period in 1999 of $36.6 million consists of net loss of $35.6 million and other comprehensive loss of $1.0 million, net of tax related to an unrealized loss on available-for-sale securities and foreign exchange transaction adjustment.

Note 3 - Short Term Investments

                 Net unrealized holding losses on trading securities held at period end and included in other income for the first quarter of 2000 and 1999 were a loss of $7.8 million and $24.5 million, respectively.

Note 4 - WPC Sales of Receivables

                 On May 27, 1999, WPC renegotiated its Receivables Facility to sell up to $100 million on similar terms and conditions to its previous facility. The agreement expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of the Company, withdrew from participation in the Receivables Facility, pursuant to terms of it's Credit Facility established on November 24, 1998. Accounts receivable at March 31, 2000 and December 31, 1999 exclude $100.0 million representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under the Receivables Facility range from approximately 5.91% to 6.01% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

Note 5 - Contingencies

Environmental Matters

                  The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and/or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites, reclamation will be between $2.5 and $3.0 million. At several other sites the Company estimates costs of aggregate less than $1.0 million. The Company is currently funding its share of remediation costs.

                  The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $9.5 million, $7.7 million and $0.8 million for 1998, 1999 and the three months ended March 31, 2000, respectively. The Company anticipates spending approximately $18.6 million in the aggregate on major environmental compliance projects through the year 2003, estimated to be spent as follows: $5.8 million in 2000, $5.7 million in 2001, $4.8 million in 2002 and $2.3 million in 2003. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                  Non-current accrued environmental liabilities totaled $14.7 million at March 31, 2000. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

Note 6 - Reported Segments

                  The Company's reportable operating segments consists of WPC, H&H, Unimast and all other corporate entities, each providing their own unique products and services. Each of these segments is independently managed and requires different production technology and marketing and distribution channels. The accounting policies of the segments are consistent with those of the Company.

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

                  The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales for the first quarters of 2000 and 1999.

First Quarter of 2000

                                                                        All     Segment                      Consolidated
                                 WPC            H&H        Unimast     Other     Total        Adjustments       Total
                                 ---            ---        -------     -----     -----        -----------       -----
Revenue from  external
    Customers                  $279,594       $120,858     $58,261        _      $458,713       ($4,942)      $453,771
Intersegment revenues             4,942          _            _           _         4,942          _             4,942
Segment net income (loss)       ($5,130)      $  2,215     $ 2,816     ($6,600)   ($6,699)         _           ($6,699)

First Quarter of 1999

                                                                        All     Segment                      Consolidated
                                 WPC            H&H        Unimast     Other     Total        Adjustments       Total
                                 ---            ---        -------     -----     -----        -----------       -----
Revenue from
  external customers           $250,048       $109,540     $53,077     $  -      $412,665       ($15,740)     $ 396,925
Intersegment revenues            15,740          -            -           -        15,740           -            15,740
Segment net income (loss)      ($20,267)      $  1,220      $2,791    ($19,340)  ($35,596)          -          ($35,596)

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

 Results of Operations

                  Net sales for the first quarter of 2000 were $453.8 million as compared to $396.9 million in the first quarter of 1999, an increase of $56.9 million. Sales increased by $40.4 million at the Company's WPC operation reflecting higher shipments, slightly higher prices and a better mix of products in the first quarter 2000. Sales increased by $11.4 million at H&H primarily from stronger sales to the automotive and specialty tubing markets. Sales increased by $5.1 million at Unimast, reflecting continued demand in the non-residential construction market, as well as its acquisition of Vinyl Corporation in July 1999.

                  Operating costs for the first quarter of 2000 increased to $438.9 million from $412.0 million. Operating costs increased by $12.8 million at the Company's WPC operations. WPC's costs were aided in the first quarter 2000 by $7.4 million, the result of a non-recurring insurance recovery arising from a temper mill fire. Operating costs were higher at both H&H and Unimast, reflecting the increase volume of business in the first quarter 2000 compared to the first quarter 1999.

                  Selling, administrative and general expense for the first quarter of 2000 increased $3.6 million to $39.7 million from $36.1 million in the comparable period in 1999. Selling, administrative and general expense at the Company's WPC operations for the first quarter of 2000 increased $2.0 million to $18.1 million from $16.1 million in the comparable period in 1999 due primarily to bonus payments to all salaried employees in the first quarter of 2000. Selling, administrative and general expense at H&H and Unimast were up slightly reflecting the general increase in the level of operating activity.

                  Interest expense for the first quarter 2000 increased $1.1 million to $22.4 million from the comparable period in 1999. The increase reflects the general rise in interest rates and slightly higher revolver balances at the Company's WPC and Unimast operations.

                  Other (expense) was a $6.7 million loss in the first quarter of 2000 as compared to $17.3 million loss in 1999's first quarter. The change in other (expense) is due primarily to the difference between realized and unrealized losses on short-term investments in fixed income securities.

                  The 2000 first quarter tax provision reflects an estimated annual effective tax rate of 53%, as compared to 28% annual effective rate in 1999. The change in estimated annual effective tax rates is due to changes in estimated annual pre-tax income and changes in permanent tax adjustments.

                  Net loss for the 2000 first quarter totaled $6.7 million, or a loss of $0.84 per share of common stock after deduction of preferred dividends. The 1999 first quarter net loss was $35.6 million, or a loss of $2.40 per share of common stock after deduction of preferred dividends.

Financial Position

                  Net cash flow provided by operating activities for the first quarter of 2000 totaled $24.9 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $17.5 million of funds in the 2000 first quarter. Working capital accounts (excluding cash, short-term investments, short-term borrowings and current maturities of long term debt) used $1.6 million of funds. Accounts receivable increased by $25.8 million, trade payables increased $30.9 million, and other current liabilities increased $18.0 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $466.2 million at March 31, 2000, an increase of $24.3 million from December 31, 1999. The increase in accounts receivable, inventory and accounts payable is due to higher operating levels in the first quarter 2000 at all operating subsidiaries.

                  In the first quarter period of 2000, $35.4 million was spent on capital improvements including $0.8 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required at WPC to maintain, and where necessary, upgrade operating facilities to remain competitive and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years, will approximate depreciation expense and represent a material use of operating funds.

                  The Company's operating segments WPC, H&H and Unimast each maintain separate and distinct credit facilities with various financial institutions.

                  On May 27, 1999, WPC renegotiated its Receivables Facility to sell up to $100 million on similar terms and conditions to its previous facility. The Receivables Facility expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of the Company, withdrew from participation in the Receivables Facility. Accounts receivable at March 31, 2000 and December 31, 1999 exclude $100.0 million, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from approximately 5.91% to 6.01% of the outstanding amounts of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

                  On April 30, 1999, WPC entered into a Third Amendment and Restated Revolving Credit Facility ("WPC Revolving Credit Facility") with Citibank, N.A. as agent. The WPC Revolving Credit Facility, as amended, provides for borrowings for general corporate purposes up to $150 million including a $25 million sub-limit for letters of credit. The WPC Revolving Credit Facility expires May 2, 2003. Interest rates are based on the Citibank Prime Rate Plus $1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the Eurodollar rate can fluctuate based upon performance.

                 Borrowings   outstanding   against  the  WPC  Revolving  Credit
         Facility at March 31, 2000 totaled $89.7 million. Letters of credit outstanding under the WPC Revolving Credit Facility were $67 thousand at March 31, 2000.

                 Borrowings   outstanding   against  the  H&H  Revolving  Credit
         Facility at March 31, 2000 totaled $46.9 million. Letters of credit outstanding under the H&H Revolving Credit Facility were $14.6 million at March 31, 2000.

                 Borrowings outstanding against the Unimast Revolving Credit Facility at March 31, 2000 totaled $23.0 million. There are no letters of credit outstanding at March 31, 2000.

Liquidity

                 As of March 31, 2000, the Company had cash and short-term investments, net of related investment borrowings, of $156.8 million.

                  The Company is required to record income tax expense at statutory rates. However, it is able to use its significant income tax loss carry forwards to minimize its actual income tax payments.

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

                 On or about April 3, 2000 a civil  action was  commenced  under
         Title 31 of the United States Code ss.3729 et seq. (False Claims Act) entitled United States of America, ex rel. Patricia Keehle v. Handy & Harman, Inc. (sic) and Strandflex, a Division of Maryland Specialty Wire, Inc. ("Strandflex") (Civil Action No. 5:99-CV-103). The substantive allegations in the complaint relate to the alleged improper testing and certification of certain wire rope manufactured at the Strandflex plant during the period 1992-1999 and sold as wire rope. The United States Attorney's office is also conducting a criminal investigation relating to this matter and Strandflex is a target of the criminal investigation under title 18 of the United States Code ss.287 (Submitting False Claims) with the focus of the investigation appearing to be whether wire rope sold to government agencies, either directly or indirectly, was misrepresented by Strandflex as meeting MILSPEC specifications. On March 7, 2000, Strandflex was informed by the U.S. Attorney that absent a negotiated settlement, the United States will seek a criminal indictment and civil damages against Strandflex based on 161 sales of wire rope by Strandflex during the period June, 1995 to July 1998. Strandflex has entered into discussions with the United States Attorney to seek a negotiated settlement of all criminal and civil claims. Those discussions are ongoing.

                 Strandflex is cooperating in the investigation and has produced various documents, including testing data, sales records and internal Strandflex correspondence. There are no known incidents of any Strandflex wire failing and causing personal or property damages in any application. The company intends to vigorously defend the civil action and any potential criminal action and believes that this matter will not have a material adverse effect on the Company's financial condition or results of operations. Annual sales of this product were $209,185 in 1999.

                 The Company is a party to various litigation matters including general liability claims covered by insurance. In the opinion of management, such claims are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The 2000 annual meeting of stockholders was held on March 15, 2000.

         (b) All of the Company's nominees, as set forth below, were elected. There was no solicitation in opposition to the Company's nominees. The other members of the Company's Board of Directors are Ronald LaBow, Neil D. Arnold, Paul W. Bucha, Marvin L. Olshan, Raymond S. Troubh and Robert A. Davidow.

         (c )  Matters voted on at the meeting and the number of votes cast.

                                                                            Votes Against              Broker
         (1)   Directors                      Voted For           or Withheld       Abstentions       Non-Votes
               ---------                      ---------           -----------       -----------       ---------

               William Goldsmith             11,639,513             578,059              ___             ___
               Robert D. LeBlanc             11,662,968             554,603              ___             ___

         (2)   Amendment to 1991             10,156,418           1,717,631            343,522           ___
               Incentive and Non-
               Qualified Stock Option
               Plan to increase shares
               reserved for issuance
               from 3,500,000 to
               3,750,000

         (3)   Ratification of Price         11,960,004             117,908            139,660
               Waterhouse LLP as the
               Company's Independent
               Public Accountants for
               the fiscal year ending
               December 31, 2000


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Ex. 27 Financial Data Schedule

         (b) Current Report on Form 8-K filed February 23, 2000 relating to mailing of the Company's Annual Report to stockholders.

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


May 15, 2000