Form 10-Q
period 2000-06-30
WHX CORP
filed 2000-08-15
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




/ / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________


        For Quarter Ended June 30, 2000     Commission File Number 1-2394


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

The number of shares of Common Stock issued and outstanding as of July 31, 2000 was 14,548,798 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             Quarter Ended June 30,        Six Months Ended June 30,
                                                          -------------------------       ---------------------------
                                                             2000             1999*          2000             1999*
                                                                             (In thousands except per share)

Net Sales                                                 $472,312         $413,783        $926,082          810,708

Operating Costs
      Cost of goods sold                                   389,512          335,625         761,394          684,762
      Depreciation and amortization                         28,721           25,899          55,987           52,675
      Selling, administrative and general expense           36,616           36,717          76,375           72,843
                                                         ---------        ---------       ---------        ---------

                                                           454,849          398,241         893,756          810,280
                                                         ---------        ---------       ---------        ---------

Operating Income                                            17,463           15,542          32,326              428

      Interest expense on debt                              21,754           21,644          44,200           42,979
      Other income (expense)                                (1,054)          30,049          (7,723)          12,773
                                                         ---------        ---------       ---------        ---------
Income (Loss) Before Taxes and Extraordinary Item           (5,345)          23,947         (19,595)         (29,778)

      Tax provision (benefit)                              (41,607)           8,515         (49,159)          (8,718)
                                                         ---------        ---------       ---------        ---------

Income (Loss) Before Extraordinary Item                     36,262           15,432          29,564          (21,060)

      Extraordinary income-net of tax                           --               --              --              896
                                                         ---------        ---------       ---------        ---------

Net Income (Loss)                                           36,262           15,432          29,564          (20,164)

Dividend requirement for Preferred Stock                     5,151            5,152          10,303           10,304
                                                         ---------        ---------       ---------        ---------

Net Income (Loss) Applicable to Common Stock             $  31,111        $  10,280       $  19,261        $ (30,468)
                                                         =========        =========       =========        =========

Basic income (loss) per share of
      Common Stock

Income (loss) before extraordinary item                  $    2.19        $    0.62       $    1.35        $   (1.86)
Extraordinary item - net of tax                                 --               --              --             0.05
                                                         ---------        ---------       ---------        ---------
        Net income (loss) per share                      $    2.19        $    0.62       $    1.35        $   (1.81)
                                                         =========        =========       =========        =========

Income (loss) per share of
        Common Stock-assuming dilution

Income (loss) before extraordinary item                  $    1.17        $    0.46       $    0.95        $   (1.86)

Extraordinary item - net of tax                                 --               --              --             0.05
                                                         ---------        ---------       ---------        ---------
        Net income (loss) per share -
          assuming dilution                              $    1.17        $    0.46       $    0.95        $   (1.81)
                                                         =========        =========       =========        =========

See notes to consolidated financial statements.
* Reclassified

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                               June 30,        December 31,
                                                                 2000              1999

                                                         (Dollars and shares in thousands)
ASSETS                                                         (Unaudited)           *
Current Assets:
        Cash and cash equivalents                                $25,570           $10,775
        Short term investments                                   244,760           659,356
        Trade receivables - net                                  150,300           141,091
        Inventories:
             Finished and semi-finished products                 249,209           218,350
             Raw materials                                        83,223            81,210
             Other materials and supplies                         23,135            28,033
             Precious metals                                     115,318           117,639
             LIFO reserve                                           (878)           (3,363)
                                                             -----------       -----------
                                                                 470,007           441,869

        Other current assets                                      12,591            14,622
                                                               ---------        ----------
                        Total current assets                     903,228         1,267,713

Property, plant and equipment at cost, less
        accumulated depreciation and amortization                818,905           816,501
Deferred income taxes                                            150,273           123,033
Prepaid pension                                                   39,029            40,336
Intangibles, net of amortization                                 277,054           280,766
Other non-current assets                                         139,699           145,217
                                                             -----------        ----------
                                                             $ 2,328,188        $2,673,566
                                                             ===========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                          $202,059          $171,229
        Short-term borrowings                                    231,751           582,547
        Deferred income taxes - current                           67,452            67,793
        Other current liabilities                                134,506           133,158
        Long-term debt due in one year                             1,652             1,810
                                                            ------------        ----------
                        Total current liabilities                637,420           956,537

Long-term debt                                                   870,622           864,620
Other employee benefit liabilities                               395,201           400,425
Other liabilities                                                 32,378            71,181
                                                           -------------        ----------
                                                               1,935,621         2,292,763
                                                           -------------        ----------
Redeemable Common Stock - 270 shares
        and 282 shares                                             3,139             3,332
                                                           -------------        ----------

Stockholders' Equity:
        Preferred Stock $.10 par value -
             5,883 shares                                           589               589
        Common Stock - $.01 par value -
             14,273 shares and 14,145 shares                        143               141
        Accumulated other
             comprehensive income (loss)                         (7,213)              945
        Additional paid-in capital                              554,714           553,861
        Accumulated (deficit) earnings                         (158,805)         (178,065)
                                                          -------------        ----------
Total stockholders' equity                                      389,428           377,471
                                                           ------------        ----------
                                                           $  2,328,188        $2,673,566
                                                           ============        ==========

See notes to consolidated financial statements.
*  Reclassified

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended June 30,
                                                                                       2000                  1999

                                                                                       (Dollars in thousands)
Cash flows from operating activities:
        Net income (loss)                                                          $  29,564             $ (20,164)
        Non cash income and expenses:
             Depreciation and amortization                                            55,987                52,675
             Other post employment benefits                                           (3,969)               (1,467)
             Income taxes                                                            (49,159)               (9,988)
             (Gain) loss on sale of assets                                            (1,847)                2,578
             Equity income in affiliated companies                                    (1,692)               (3,339)
             Pension expense                                                           1,305                 3,036
             Minority interest                                                           964                   633
             Premium on early debt retirement (net of tax)                              --                    (896)
        Decrease (increase) in working capital elements,
             Trade receivables                                                       (23,359)              (31,607)
             Trade receivables sold                                                   14,150                 3,225
             Inventories                                                             (28,138)              (32,683)
             Other current assets                                                      2,031               (10,481)
             Trade payables                                                           30,830                42,242
             Other current liabilities                                                 1,348                 6,395
             Short term investments - net                                            414,596               482,533
             Trading account borrowings                                             (367,696)             (440,121)
             Other items - net                                                        (6,553)               (4,871)
                                                                                   ---------             ---------
             Net cash provided by operating activities                                68,362                37,700
                                                                                   ---------             ---------

Cash flows from investing activities:
        Short term investments-available for sale                                    (11,649)                 --
        Property additions and improvements                                          (61,040)              (43,688)
        Investment in affiliates                                                         131                 2,181
        Dividends from affiliates                                                      3,750                 5,000
        Proceeds from sale of property                                                 4,742                   654
                                                                                   ---------             ---------
             Net cash used in investing activities                                   (64,066)              (35,853)
                                                                                   ---------             ---------

Cash flows from financing activities:
        Net borrowings (payments) on long-term debt                                    8,748               (23,051)
        Minority interest dividends                                                     (703)                 (956)
        Short term borrowings                                                         12,951                27,616
        Common stock purchased                                                          --                  (7,784)
        Letter of credit collateralization                                              --                   8,229
        Preferred stock dividends paid                                               (10,304)              (10,304)
        Redemption of equity issues                                                     (193)                 (147)
                                                                                   ---------             ---------
             Net cash provided (used) in financing activities                         10,499                (6,397)
                                                                                   ---------             ---------

Effect of exchange rate changes on net cash                                             --                    --

Increase in cash and
        cash equivalents                                                              14,795                (4,550)
Cash and cash equivalents
        at beginning of period                                                        10,775                16,004
                                                                                   ---------             ---------

Cash and cash equivalents
        at end of period                                                           $  25,570             $  11,454
                                                                                   =========             =========

   See notes to consolidated financial statements

                    WHX CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

                 The consolidated balance sheet as of June 30, 2000, the consolidated statement of operations for the six month periods ended June 30, 2000 and 1999, and the consolidated statement of cash flows for the six month periods ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position at June 30, 2000 and the results of operations and changes in cash flows for the periods presented have been made.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

Reconciliation of Income and Shares in EPS Calculation
(in thousands except per share amounts)

                                         For the Quarter Ended June 30, 2000       For the Six Months Ended June 30, 2000
--------------------------------------------------------------------------------   -------------------------------------------------
                                        Income          Shares         Per-Share      Income               Shares         Per-share
                                      (Numerator)    (Denominator)      Amount      (Numerator)       (Denominator)       Amount
                                      ------------------------------------------    --------------------------------------------
Income before extraordinary item        $36,262                                       $29,564
Less: Preferred stock dividends           5,151                                        10,303
                                        -------                                       -------

Basic EPS
     Income available to
       common stockholders               31,111         14,228         $2.19          19,261              14,283           $1.35

Effect of Dilutive Securities
     Options                                                 1                                                 9
     Convertible preferred stock          5,151         16,506                        10,303              16,506
     Redeemable common stock                               270                                               270

Diluted EPS
     Income available to common         -------         -------       ------         -------             -------           -----
      stockholders+ assumed conversions $36,262         31,005         $1.17         $29,564              31,068           $0.95
                                        =======         ======        ======         =======             =======           ======

                                         For the Quarter Ended June 30, 1999              For the Six Months Ended June 30, 1999
-----------------------------------------------------------------------------------   -------------------------------------------
                                          Income           Shares         Per-Share     Income             Shares         Per-share
                                       (Numerator)     (Denominator)       Amount     (Numerator)        (Denominator)      Amount
                                       --------------------------------------------   --------------------------------------------
Income before extraordinary item          $15,432                                      $(21,060)
Less: Preferred stock dividends             5,152                                        10,304
                                          -------                                      --------

Basic EPS
     Income available to
       common stockholders                 10,280          16,708           $0.62       (31,364)           16,854          $(1.86)

Effect of Dilutive Securities
     Options                                                    6
     Convertible preferred stock            5,152          16,506
     Redeemable common stock                                  289
Diluted EPS
     Income available to common          --------          -------         -------     --------           -------          -------
      stockholders+ assumed conversions  $ 15,432           33,509          $0.46      $(31,364)           16,854          $(1.86)
                                         ========          =======         =======     ========           =======          =======

                  Outstanding stock options granted to officers, directors, key employees and others totaled 5.5 million shares of Common Stock at June 30, 2000.

Redeemable Common Stock

                  Certain present and former employees of the Company have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of June 30, 2000 redeemable common stock outstanding totaled 270 thousand shares.

Note 2 - Comprehensive Income

                  The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's second quarter 2000 comprehensive income of $31.3 million consists of a net income of $36.2 million and other comprehensive loss of $4.9 million, net of tax related to an unrealized loss on available-for-sale securities and foreign exchange translation adjustment. The comprehensive income for the comparable period in 1999 of $10.3 million consists of net income of $15.4 million and other comprehensive loss of $5.1 million, net of tax related to an unrealized loss on available-for-sale securities and foreign exchange translation adjustment.

        The Company's six month ended June 30, 2000 comprehensive income of $21.9 million consists of a net income of $30.0 million and other comprehensive loss of $8.1 million, net of tax related to an unrealized loss on available-for-sale securities and foreign exchange translation adjustment. The comprehensive loss for the comparable period in 1999 of $26.2 million consists of a net loss of $20.1 million and other comprehensive loss of $6.1 million, net of tax related to an unrealized loss on available-for-sale securities and foreign exchange translation adjustment.

Note 3 - Short Term Investments

                  Net unrealized holding gains/losses on trading securities held at period end included in other income for the second quarter of 2000 and 1999 were a loss of $6.3 million and a gain of $25.6 million respectively. Net unrealized holding gains/losses on trading securities held at period end included in other income for the six month periods ended June 30, 2000 and 1999 were a loss of $17.5 million and a gain of $29.0 million, respectively.

Note 4 - WPC Sales of Receivables

                 On May 27, 1999, WPC renegotiated its $100 million Receivables Facility agreement on similar terms and conditions to its previous facility. On June 30, 2000 WPC amended the agreement to increase the program limits from $100 million to $115 million. The agreement expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of the Company, withdrew from participation in the Receivables Facility, pursuant to terms of it's Credit Facility established on November 24, 1998. Accounts receivable at June 30, 2000 and December 31, 1999 exclude $114.2 million and $100 million respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under the Receivables Facility range from approximately 5.91% to 6.33% of the outstanding amount of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial.

Note 5 - Contingencies

Legal & Environmental Matters

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

                  On or about April 3, 2000 a civil action was commenced under Title 3 of the United States Code ss.3729 et seq. (False Claims Act) entitled United States of America, ex rel. Patricia Keehle v. Handy & Harman, Inc. (sic) and Strandflex, a Division of Maryland Specialty Wire, Inc. ("Strandflex") (Civil Action No. 5:99-CV-103). The substantive allegations in the complaint relate to the alleged improper testing and certification of certain wire rope manufactured at the Strandflex plant during the period 1992-1999 and sold as MILSPEC wire. The United States Attorney's office is also conducting a criminal investigation relating to this matter and Strandflex is a target of the criminal investigation under title 18 of the United States Code ss.287 (Submitting False Claims) with the focus of the investigation appearing to be whether wire rope sold to government agencies, either directly or indirectly, was misrepresented by Strandflex as meeting MILSPEC specifications. On March 7, 2000, the Company was informed by the U.S. Attorney that absent a negotiated settlement, the government will seek a criminal indictment and civil damages against the Company based on 161 sales of wire rope by Strandflex during the period June, 1995 to July 1998. The Company has entered into discussion with the United States Attorney to seek a negotiated settlement of all criminal and civil claims. Those discussions are ongoing.

                  Strandflex is cooperating in the investigation and has produced various documents, including testing data, sales records and internal Company correspondence. There are no known incidents of any Strandflex wire failing and causing personal or property damages in any application. The company intends to vigorously defend the civil action and any potential criminal action and believes that this matter will not have a material adverse effect on the Company's financial condition or results of operations. Annual sales of this product were $209,185 in 1999.

                  The Company is a party to various litigation matters including general liability claims covered by insurance. In the opinion of management, such claims are not expected to have a material adverse effect on the financial condition or results of operations of the Company.

                  The Company has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and/or similar state statutes at several waste sites. The Company is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, the Company is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. The Company believes, based upon information currently available, that the Company's liability for clean up and remediation costs in connection with one of these sites will be between $2.5 and $3.0 million. At several other sites the Company estimates costs of an aggregate less than $1.0 million. The Company is currently funding its share of remediation costs.

                  The Company, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, the Company has incurred capital expenditures for environmental control projects aggregating $9.5 million, $7.7 million and $1.3 million for 1998, 1999 and the six months ended June 30, 2000, respectively. The Company anticipates spending approximately $29.2 million in the aggregate on major environmental compliance projects through the year 2003, estimated to be spent as follows: $5.8 million in 2000, $8.2 million in 2001, $6.2 million in 2002 and $9.0 million in 2003. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                  Non-current accrued environmental liabilities totaled $14.7 million at June 30, 2000. These accruals were initially determined by the Company in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

                  Based upon information currently available, including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and
        information   available   to  the  Company  on  pending   judicial   and
        administrative proceedings, the Company does not expect its environmental compliance and liability costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition of the Company. However, it is possible that litigation and environmental contingencies could have a material effect on quarterly or annual operating results when they are resolved in future periods. As further information comes into the Company's possession, it will continue to reassess such evaluations.

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

                  The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales for the second quarters of 2000 and 1999.


Quarter ended June 30, 2000
                                                                               All        Segment                    Consolidated
                                           WPC         H&H      Unimast       Other        Total      Adjustments        Total
                                           ---         ---      -------       -----        -----      -----------        -----
                                                                         (Dollars in thousands)
Revenue from  external
    Customers                           $293,745     $122,584    $58,561    $    -       $474,890     $(2,578)        $472,312
Intersegment revenues                      2,578        -           -            -          2,578          -             2,578
Segment net income (loss)
                                        $ 33,949     $  3,669    $ 2,019    $(3,375)     $ 36,262          -          $ 36,262

Quarter ended June 30, 1999

                                                                               All        Segment                    Consolidated
                                           WPC         H&H      Unimast       Other        Total      Adjustments        Total
                                           ---         ---      -------       -----        -----      -----------        -----
                                                                         (Dollars in thousands)
Revenue from
  external customers                    $255,799     $118,913    $52,795    $    -       $427,507     $(13,724)       $413,783
Intersegment revenues                     13,724        -           -            -         13,724         -             13,724
Segment net income (loss)
                                        $ (5,450)    $  2,013    $ 3,105    $15,764      $ 15,432         -           $ 15,432

Six months ended June 30, 2000

                                                                               All        Segment                    Consolidated
                                           WPC         H&H      Unimast       Other        Total      Adjustments        Total
                                           ---         ---      -------       -----       -----       -----------        -----
                                                                         (Dollars in thousands)
Revenue from  external
    Customers                           $573,338     $243,442    $116,822   $    -       $933,602     $(7,520)        $926,082
Intersegment revenues                      7,520         -           -           -          7,520         -              7,520
Segment net income (loss)
                                        $ 28,821     $  5,884    $  4,836   $(9,977)     $ 29,564         -           $ 29,564

Six months ended June 30, 1999

                                                                               All        Segment                    Consolidated
                                           WPC         H&H      Unimast       Other        Total      Adjustments        Total
                                           ---         ---      -------       -----       -----       -----------        -----
                                                                         (Dollars in thousands)
Revenue from
  external customers                    $505,847     $228,453    $105,872   $    -       $840,172     $(29,464)       $810,708
Intersegment revenues                     29,464         -           -           -         29,464         -             29,464
Segment net income (loss)               $(25,717)    $  3,233    $  5,896   $(3,576)     $(20,164)        -           $ (20,164)

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

 Results of Operations

                  Net sales for the second quarter of 2000 were $472.3 million as compared to $413.8 million in the second quarter of 1999, an increase of $58.5 million. Sales increased by $37.9 million at the Company's WPC operation reflecting higher shipments, slightly higher prices and a better mix of products in the second quarter 2000. Sales increased by $3.7 million at H&H primarily from stronger sales to the electronics and specialty tubing markets. Sales increased by $5.8 million at Unimast, reflecting continued demand in the non-residential construction market, as well as its acquisition of Vinyl Corporation in July 1999.

                  Operating costs for the second quarter of 2000 increased to $454.8 million from $398.2 million. Operating costs increased by $37.9 million at the Company's WPC operations. WPC's second quarter 1999 operating costs include a non-recurring credit of $9.0 million from a settlement with certain insurance carriers that releases and terminates all rights, obligations, and liabilities of the insurance companies with respect to the subject insurance policies. The increase in operating costs reflects higher raw material and fuel costs and increased coke sales during the second quarter of 2000. Operating costs were higher at both H&H and Unimast, reflecting the increased volume of business and higher raw material costs in the second quarter of 2000 compared to the second quarter of 1999.

                  Selling, administrative and general expense for the second quarter of 2000 decreased slightly by $.1 million to $36.6 million from $36.7 million in the comparable period in 1999. Selling, administrative and general expense at the Company's WPC operations for the second quarter of 2000 increased $0.9 million to $17.5 million from $16.6 million in the comparable period in 1999 due to an increased marketing effort and expansion of the fabricated products business. Selling, administrative and general expense at H&H and Unimast were up slightly reflecting the general increase in the level of operating activity and were offset with a second quarter 2000 decline in corporate overhead compared to second quarter 1999.

                  Interest expense for the second quarter 2000 increased $0.1 million to $21.8 million from the comparable period in 1999, reflecting the general rise in interest rates and higher revolver balances at the Company's WPC and Unimast operations.

                  Other income (expense) was a $1.1 million expense in the second quarter of 2000 as compared to $30.1 million income in 1999's second quarter. The change in other income (expense) is due primarily to the difference between realized and unrealized losses on short-term investments in fixed income securities and marketable equity securities.

                  The 2000 second quarter tax benefit reflects an estimated annual effective rate of 54.3% and includes a non-cash benefit of approximately $38 million relating to the reversal of prior year provisions for taxes no longer required. The 1999 second quarter tax benefit reflects an estimated annual effective tax rate of 29%. The increase in the 2000 effective tax rate during the second quarter reflects changes in estimated annual pretax income and in permanent tax differences.

                  Net income for the 2000 second quarter totaled $36.3 million, or income of $2.19 per share of common stock after deduction of preferred dividends. Net income was favorably impacted by the aforementioned income tax benefit of $38 million or $2.67 per share. The 1999 second quarter net income was $15.4 million, or $0.62 per share of common stock after deduction of preferred dividends.

                  Net sales for the first six months of 2000 totaled $926.1 million as compared to $810.7 million in the first six months of 1999. The increase is primarily attributable to the Company's WPC steel operations where net sales for the first six months of 2000 totaled $573.3 million on shipments of steel products totaling 1,219,590 tons. Net sales for the first six months of 1999 totaled $505.8 million on shipments of steel products totaling 1,166,515 tons. Average sale prices increased from $434 per ton shipped to $470 per ton shipped due to a 8.3% increase in steel prices, reflecting partial recovery from the import-impacted prices of 1999, as well as a higher value-added mix of products sold, and increased sales of coke during the six months of 2000 as compared to the six month period of 1999.

                  H&H sales for the first six months of 2000 totaled $243.4 million compared to $228.4 million for the first six months of 1999. The rise is due to increased sales of electroplated materials serving the electronics and automotive markets and to increased demand for H&H's specialty tubing products serving the semi-conductor manufacturing, oil drilling and refrigeration appliance markets.

                  Unimast sales for the first six months of 2000 totaled $116.8 million compared to $105.9 million for the first six months of 1999. The rise is due to continued demand in the commercial construction market and the acquisition of Vinyl Corporation in July of 1999.

                  Operating costs for the first six months of 2000 increased to $893.8 million from $810.3 million in the first six months of 1999. The increase is led by the Company's WPC steel operations where operating costs for the first six months of 2000 increased to $570.7 million or $468 per ton from $528.8 million or $453 per ton in the 1999 first six months. WPC's 2000 operating costs include a non-recurring credit of $7.4 million from insurance recoveries resulting from a temper mill fire. The increase in operating costs is due to the higher sales of coke during the six months of 2000 and higher raw material and fuel costs as compared to the same period of 1999. Included in the 1999 six months operating costs is $9.0 million of income reflecting a favorable settlement with certain insurance carriers that releases and terminates all rights, obligations and liabilities of the insurance companies with respect to the subject insurance policies. In the first six months of 2000, WPC produced 1,260,138 tons of raw steel as compared to production of 1,207,967 tons of raw steel in the 1999 first six months.

                  Operating costs were higher at both H&H and Unimast, reflecting the increase in volume of business and higher raw material costs for the first six months of 2000 compared to the first six months of 1999.

                  Depreciation and amortization expense increased $3.3 million to $56.0 million in the first six months of 2000 from $52.7 million in the comparable period in 1999, principally due to WPC's higher level of raw steel production in 2000 and its effect on the units of production depreciation method.

                  Selling, administrative and general expense for the first six months of 2000 increased $3.6 million to $76.4 million from $72.8 million in the comparable period in 1999. The increase relates primarily to increased selling, administrative and general expense at the Company's WPC operation. For the first six months of 2000 WPC's selling, administrative and general expense increased $3.0 million to $35.6 million from $32.6 million in the comparable period in 1999 due primarily to an increased marketing effort in 2000 and expansion of the fabricated products business during 2000.

                  Interest expense for the first six months of 2000 increased $1.2 million to $44.2 million from the comparable period in 1999 reflecting the general rise in interest rates and higher revolver balances at the Company's WPC and Unimast operations.

                  Other income decreased $20.5 million, creating $7.7 million of other expense in the first six months of 2000, compared to $12.8 million of other income in the 1999 first six months. The change in the other income expense in the first six months of 2000 compared to the first six months of 1999 is due primarily to the difference in realized and unrealized gains and losses on the Company's investment portfolio of fixed income securities and marketable equity securities.

                  The 2000 six month tax benefit reflects an estimated annual effective rate of 54.3% and includes a non-cash benefit of approximately $38 million relating to the reversal of prior year provisions for taxes no longer required. The 1999 six month tax benefit reflects an estimated annual effective tax rate of 29%. The increase in the 2000 effective tax rate during the six month reflects changes in estimated annual pretax income and in permanent tax differences.

                  Net income in the first six months of 2000 totaled $29.6 million, or $1.35 per share of common stock after deduction of preferred stock dividends. Net income was favorably impacted by the aforementioned income tax benefit of $38 million or $2.66 per share. Loss before extraordinary items in the first six months of 1999 totaled $21.1 million, or $1.86 per share of common stock after deduction of preferred stock dividends. The extraordinary income of $1.4 million ($0.9 million net of tax) reflects the gain on early debt retirement of $20.5 million of the 10 1/2% Senior Notes.

Financial Position

                  Net cash flow provided by operating activities for the first half of 2000 totaled $68.4 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $46.9 million of funds in the first half of 2000. Working capital accounts (excluding cash, short-term investments, short-term borrowings and current maturities of long term debt) used $3.9 million of funds. Accounts receivable increased by $9.2 million, trade payables increased $30.8 million, and other current liabilities increased $1.3 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $470.0 million at June 30, 2000, an increase of $28.1 million from December 31, 1999. The increase in accounts receivable, inventory and accounts payable is due to higher operating levels in the second quarter 2000 at all operating subsidiaries.

                  In the first half of 2000,  $61.0 million was spent on capital improvements including $1.3 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required at WPC to maintain, and where necessary, upgrade operating facilities to remain competitive and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years, will approximate depreciation expense and represent a material use of operating funds.

                 The Company's operating segments WPC, H&H and Unimast each maintain separate and distinct credit facilities with various financial institutions.

                  On June 1, 2000, Unimast entered into a loan agreement with the Will-Kankakee Regional Development Authority to issue $6.1 million of series 2000 Industrial Development Bonds (Bonds). The Bonds are 30-year variable rate bonds (set on a weekly basis) with the current rate set at 4.0%. The Bonds have been issued to finance the cost of capital projects for Unimast, specifically a 150,000 square foot facility in Joliet, Illinois and related equipment. The Bonds are tax-exempt for federal income tax purposes and are secured by a direct pay letter of credit issued by Citibank, N.A.

                  On May 27, 1999, WPC renegotiated its $100 million Receivables Facility agreement on similar terms and conditions to its previous facility. On June 30, 2000 WPC amended the agreement to increase the program limits from $100 million to $115 million. The Receivables Facility expires in May 2003. Effective June 23, 1999, Unimast, a wholly-owned subsidiary of the Company, withdrew from participation in the Receivables Facility. Accounts receivable at June 30, 2000 and December 31, 1999 exclude $114.2 million and $100.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by the Company under such agreement range from approximately 5.91% to 6.33% of the outstanding amounts of receivables sold. Based on the Company's collection history, the Company believes that the credit risk associated with the above arrangement is immaterial. The Company anticipates that if steel prices and demand remain weak or deteriorate further, WPC would need to renegotiate certain covenants in the WPC Revolving Credit Facility. There can be no assurance that such covenants can be renegotiated.

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

                  Borrowings   outstanding  against  the  WPC  Revolving  Credit
        Facility at June 30, 2000 totaled $86.5 million. Letters of credit outstanding under the WPC Revolving Credit Facility were $2.0 million at June 30, 2000.

                  Borrowings   outstanding  against  the  H&H  Revolving  Credit
        Facility at June 30, 2000 totaled $43.9 million. Letters of credit outstanding under the H&H Revolving Credit Facility were $14.6 million at June 30, 2000.

                  Borrowings outstanding against the Unimast Revolving Credit Facility at June 30, 2000 totaled $25.0 million. Letters of credit outstanding under the Unimast Revolving Credit Facility were $6.2 million at June 30, 2000.

Liquidity

                  As of June 30, 2000, the Company had cash and short-term investments, net of related investment borrowings, of $141.4 million.

                  The Company is required to record income tax expense at statutory rates. However, it is able to use its significant income tax loss carry forwards to minimize its actual income tax payments.

                  Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the Company's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The Company satisfies its working capital requirements through cash on hand, investments, the Receivables Facility, borrowing availability under the Revolving Credit Facilities and funds generated from operations. The Company believes that such sources can provide the Company with the funds required to satisfy its working capital and capital expenditure requirements. External factors, such as worldwide steel pricing production and demand and currency exchange rates, could materially affect the Company's or its various subsidiaries' liquidity results of operations and financial condition.

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

                  In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25", effective for all fiscal quarters of all fiscal years beginning after July 1, 2000. The Company does not expect the Interpretation to have a significant impact on the consolidated results of operations or financial position and related disclosure requirements.

                  In June 2000, the FASB issued statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative
        Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the statement to have a significant impact on the consolidated results of operations or financial position and related disclosure requirements.

        In June 2000, the SEC staff issued SAB 101B "Second Amendment: Revenue Recognition in Financial Statements" to provide registrants with additional time to implement guidance contained in SAB 101, "Revenue Recognition in Financial Statements". SAB 101, as amended is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management of the Company has not yet determined the impact, if any, of the adoption of SAB 101 on the Company's financial position or results of operations.


                                     *******

                  When used in the Management's Discussion and Analysis, the words "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop market and sell its products, the effects of competition and pricing and industry shipment levels. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

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

                  On or about April 3, 2000 a civil action was commenced under Title 3 of the United States Code ss.3729 et seq. (False Claims Act) entitled United States of America, ex rel. Patricia Keehle v. Handy & Harman, Inc. (sic) and Strandflex, a Division of Maryland Specialty Wire, Inc. ("Strandflex") (Civil Action No. 5:99-CV-103). The substantive allegations in the complaint relate to the alleged improper testing and certification of certain wire rope manufactured at the Strandflex plant during the period 1992-1999 and sold as MILSPEC wire. The United States Attorney's office is also conducting a criminal investigation relating to this matter and Strandflex is a target of the criminal investigation under title 18 of the United States Code ss.287 (Submitting False Claims) with the focus of the investigation appearing to be whether wire rope sold to government agencies, either directly or indirectly, was misrepresented by Strandflex as meeting MILSPEC specifications. On March 7, 2000, the Company was informed by the U.S. Attorney that absent a negotiated settlement, the government will seek a criminal indictment and civil damages against the Company based on 161 sales of wire rope by Strandflex during the period June, 1995 to July 1998. The Company has entered into discussion with the United States Attorney to seek a negotiated settlement of all criminal and civil claims. Those discussions are ongoing.

                  Strandflex is cooperating in the investigation and has produced various documents, including testing data, sales records and internal Company correspondence. There are no known incidents of any Strandflex wire failing and causing personal or property damages in any application. The company intends to vigorously defend the civil action and any potential criminal action and believes that this matter will not have a material adverse effect on the Company's financial condition or results of operations. Annual sales of this product were $209,185 in 1999.

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

         (b)   Not applicable

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                WHX CORPORATION


                                             /s/  Arnold Nance
                                                -----------------------------
                                                  Arnold Nance
                                                  Vice President-Finance
                                                 (Principal Accounting Officer)

August 14, 2000