Form 10-Q
period 2000-09-30
WHX CORP
filed 2000-11-20
CIK 106618

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________


     For Quarter Ended September 30, 2000     Commission File Number 1-2394


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No

The number of shares of Common Stock issued and outstanding as of October 31, 2000 was 14,952,173 which includes redeemable common shares.

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                     Quarter Ended September 30       Nine Months Ended September 30
                                                                     --------------------------       ------------------------------
                                                                       2000              1999*             2000             1999*
                                                                     --------------------------       ------------------------------
                                                                                     (In thousands except per share)

Net Sales                                                          $   446,995       $   447,607      $ 1,373,078       $ 1,258,315

Operating Costs
      Cost of goods sold                                               387,583           368,391        1,148,977         1,053,153
      Depreciation and amortization                                     27,669            26,622           83,656            79,297
      Selling, administrative and general expense                       37,198            34,982          113,574           107,826
                                                                   -----------       -----------      -----------       -----------

                                                                       452,450           429,995        1,346,207         1,240,276
                                                                   -----------       -----------      -----------       -----------

Operating Income/(loss)                                                 (5,455)           17,612           26,871            18,039

      Interest expense on debt                                          23,397            22,349           67,597            65,328
      Other income (expense)                                             5,898            21,191           (1,825)           33,965
                                                                   -----------       -----------      -----------       -----------

Income (Loss) Before Taxes and
                 Extraordinary Item                                    (22,954)           16,454          (42,551)          (13,324)
      Tax provision (benefit)                                           (1,839)            5,345          (50,998)           (3,373)
                                                                   -----------       -----------      -----------       -----------

Income (Loss) Before Extraordinary Item                                (21,115)           11,109            8,447            (9,951)

      Extraordinary income-net of tax                                       --                --               --               896
                                                                   -----------       -----------      -----------       -----------

Net Income (Loss)                                                      (21,115)           11,109            8,447            (9,055)

Dividend requirement for Preferred Stock                                 5,152             5,152           15,455            15,456
                                                                   -----------       -----------      -----------       -----------

Net Income (Loss) Applicable to Common Stock                       $   (26,267)      $     5,957      $    (7,008)      $   (24,511)
                                                                   ===========       ===========      ===========       ===========

Basic income (loss) per share of
      Common Stock

Income (loss) before extraordinary item                            $     (1.84)      $      0.38      $     (0.49)      $     (1.55)
Extraordinary item - net of tax                                             --                --               --              0.06
                                                                   -----------       -----------      -----------       -----------
        Net income (loss) per share                                $     (1.84)      $      0.38      $     (0.49)      $     (1.49)
                                                                   ===========       ===========      ===========       ===========

Income (loss) per share of
        Common Stock-assuming dilution

Income (loss) before extraordinary item                            $     (1.84)      $      0.34      $     (0.49)      $     (1.55)
Extraordinary item - net of tax                                             --                --               --              0.06
                                                                   -----------       -----------      -----------       -----------

        Net income (loss) per share -
          assuming dilution                                        $     (1.84)      $      0.34      $     (0.49)      $     (1.49)
                                                                   ===========       ===========      ===========       ===========

See notes to consolidated financial statements
* Reclassified

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET

                                                                                 September 30,          December 31,
                                                                                     2000                   1999
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars and shares in Thousands)
ASSETS                                                                                        (Unaudited)           *
Current Assets:
        Cash and cash equivalents                                                $    10,577            $    10,775
        Short term investments                                                       255,361                659,356
        Trade receivables - net                                                      151,947                141,091
        Inventories:
             Finished and semi-finished products                                     268,568                218,350
             Raw materials                                                            74,811                 81,210
             Other materials and supplies                                             20,247                 28,033
             Precious metals                                                         109,488                117,639
             LIFO reserve                                                              3,596                 (3,363)
                                                                                 -----------            -----------
                                                                                     476,710                441,869

        Other current assets                                                          14,710                 14,622
                                                                                 -----------            -----------
                                   Total current assets                              909,305              1,267,713

Property, plant and equipment at cost, less
        accumulated depreciation and amortization                                    820,621                816,501
Deferred income taxes                                                                145,553                123,033
Prepaid pension                                                                       38,398                 40,336
Intangibles, net of amortization                                                     275,354                280,766
Other non-current assets                                                             142,350                145,217
                                                                                 -----------            -----------
                                                                                 $ 2,331,581            $ 2,673,566
                                                                                 ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                                           $   195,550            $   171,229
        Short-term borrowings                                                        268,472                582,547
        Deferred income taxes - current                                               67,056                 67,793
        Other current liabilities                                                    141,827                133,158
        Long-term debt due in one year                                                 1,384                  1,810
                                                                                 -----------            -----------
                                   Total current liabilities                         674,289                956,537

Long-term debt                                                                       869,224                864,620
Other employee benefit liabilities                                                   391,986                400,425
Other liabilities                                                                     31,034                 71,181
                                                                                 -----------            -----------
                                                                                   1,966,533              2,292,763
Redeemable Common Stock - 268 shares
        and 282 shares                                                                 3,070                  3,332
                                                                                 -----------            -----------

Stockholders' Equity:
        Preferred Stock $.10 par value -
             5,883 shares                                                                589                    589
        Common Stock - $.01 par value -
             14,273 shares and 14,145 shares                                             144                    141
        Accumulated other
             comprehensive income (loss)                                              (8,797)                   945
        Additional paid-in capital                                                   555,114                553,861
        Accumulated (deficit) earnings                                              (185,072)              (178,065)
                                                                                 -----------            -----------
Total stockholders' equity                                                           361,978                377,471
                                                                                 -----------            -----------
                                                                                 $ 2,331,581            $ 2,673,566
                                                                                 ===========            ===========

See notes to consolidated financial statements.
*  Reclassified

                                 WHX CORPORATION
                            AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                    2000                    1999
-------------------------------------------------------------------------------------------------------------------
                                                                                         (Dollars in thousands)
Cash flows from operating activities:
        Net income (loss)                                                          $   8,447             $  (9,055)
        Non cash income and expenses:
             Depreciation and amortization                                            83,656                79,297
             Other post employment benefits                                           (6,838)               (4,824)
             Income taxes - deferred                                                 (53,582)               (8,859)
             (Gain) loss on sale of assets                                            (1,046)                2,695
             Equity income in affiliated companies                                    (2,442)               (3,991)
             Pension expense                                                           1,936                 4,554
             Minority interest                                                         1,454                   866
             Premium on early debt retirement (net of tax)                              --                    (896)
        Decrease (increase) in working capital elements,
             Trade receivables                                                       (15,856)              (54,898)
        Trade receivables sold                                                         5,000                 3,225
             Inventories                                                             (34,842)              (16,796)
             Other current assets                                                         89               (12,985)
             Trade payables                                                           24,321                27,338
             Other current liabilities                                                 8,670                31,079
             Short term investments - net                                            390,738               511,785
             Trading account borrowings                                             (374,333)             (487,502)
             Other items - net                                                         5,827                (3,787)
                                                                                   ---------             ---------
             Net cash provided by operating activities                                41,199                57,246
                                                                                   ---------             ---------

Cash flows from investing activities:
        Property additions and improvements                                          (97,936)              (62,000)
        Investment in affiliates                                                         131                (9,615)
        Dividends from affiliates                                                      4,649                 5,594
        Proceeds from sale of property                                                 4,773                   930
                                                                                   ---------             ---------
             Net cash (used) in investing activities                                 (88,383)              (65,091)
                                                                                   ---------             ---------

Cash flows from financing activities:
        Net borrowings (payments) on long-term debt                                   21,504               (27,964)
        Minority interest dividends                                                   (1,733)                1,103)
        Short term borrowings                                                         42,933                70,552
        Common stock purchased                                                          --                 (27,606)
        Letter of credit collateralization                                              --                   8,229
        Preferred stock dividends paid                                               (15,455)              (15,456)
        Redemption of equity issues                                                     (263)                 (245)
                                                                                   ---------             ---------
             Net cash provided in financing activities                                46,986                 6,407
                                                                                   ---------             ---------

Decrease in cash and
        cash equivalents                                                                (198)               (1,438)
Cash and cash equivalents
             at beginning of period                                                   10,775                16,004
                                                                                   ---------             ---------

Cash and cash equivalents
        at end of period                                                           $  10,577             $  14,566
                                                                                   =========             =========

   See notes to consolidated financial statements

                    WHX CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

                 The consolidated balance sheet as of September 30, 2000, the consolidated statement of operations for the nine month periods ended September 30, 2000 and 1999, and the consolidated statement of cash flows for the nine month periods ended September 30, 2000 and 1999, have been prepared by the Company and have not been audited. In the opinion of management, all normal and recurring adjustments necessary to present fairly the consolidated financial position at September 30, 2000 and the results of operations and changes in cash flows for the periods presented have been made.

                 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

                 Wheeling-Pittsburgh Corporation and six of its subsidiaries filed a petition seeking reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code on November 16, 2000. See Note 1.

Business Segments

            WHX Corporation ("WHX") is a holding company that has been structured to invest in and/or acquire a diverse group of businesses on a decentralized basis. WHX's primary businesses currently are Handy & Harman ("H&H"), a diversified manufacturing company whose strategic business segments encompass, among others, specialty wire, tubing, and fasteners, and precious metals plating and fabrication, and Wheeling-Pittsburgh Corporation ("WPC"), a vertically integrated manufacturer of value-added and flat rolled steel products. WPC is the holding company for WHX's steel related businesses, including Wheeling-Pittsburgh Steel Corporation ("WPSC" and together with WPC and its other subsidiaries, the "WPC Group"). WHX's other businesses include Unimast Incorporated ("Unimast"), a leading manufacturer of steel framing and other products for commercial and residential construction and WHX Entertainment Corp., a co-owner of a racetrack and video lottery facility located in Wheeling, West Virginia. WHX, together with all of its subsidiaries shall be referred to as the "Company" and WHX together with all of its subsidiaries other than the WPC Group, shall be referred to as the "WHX Non-Steel Group." See Segment Disclosures in Note 9.

Note 1 - Subsequent Events

                  On October 4, 2000,  the Company  commenced  and  successfully completed a solicitation of consents from holders of its 10-1/2% Senior Notes due 2005 (the "Notes") to amend certain covenants and other provisions of the indenture dated as of April 7, 1998 (the "Indenture") governing the Notes. The supplemental indenture reflecting such amendment (the "Supplemental Indenture") provides, among other things, for amendments to certain covenants which restrict the Company's ability to make restricted payments, incur additional indebtedness, make permitted investments or utilize proceeds from asset sales. The
        Supplemental Indenture prohibits the payment of dividends on the Company's preferred stock until October 1, 2002, and thereafter only in the event such payments satisfy certain conditions set forth in the Indenture, as amended by the Supplemental Indenture. In addition, the amendments remove as events of default under the Indenture those relating to defaults under any mortgage, indenture or instrument by, judgments against and bankruptcy, insolvency and related filings and other events of WPC or any of its direct or indirect subsidiaries. Accordingly, the Chapter 11 Bankruptcy Filing is not an event of default under the Note. In connection with the solicitation the Company made a payment equal to 2% of the principal amount of the Notes ($20 in cash for each $1,000 principal amount of Notes) to each holder of Notes whose consent was received and accepted prior to the expiration date. Such payments to bond holders aggregated $5,466,700.

                  On November 16, 2000, the WPC Group filed a voluntary bankruptcy petition in the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court") to reorganize their business under Chapter 11 of the US Bankruptcy Code. Included in the filing are WPC and its subsidiaries, (Wheeling-Pittsburgh Steel Corporation, WP Steel Venture Corporation, Consumers Mining Company, WP Coal Company, Wheeling Empire Company, Mingo Oxygen Company, Pittsburgh Canfield Corporation, Monessen Southwestern Railway Company, collectively the "Debtors"). The WPC Group took this action as a result of the second steel import crises since 1998 which has caused a severe deterioration of the U.S. steel industry. The deterioration has resulted in severely reduced steel pricing. This decline, coupled with the indebtedness incurred by the WPC Group in recovering from a 10-month strike has resulted in the WPC Group suffering substantial losses and the severe erosion of its financial position and liquidity. As a result, the WPC Group has been forced to seek protection of the Federal Bankruptcy laws. WPSC and the other members of the WPC Group are continuing all normal business operations and will continue to provide uninterrupted services to their customers. No plant closures are planned as a result of the Chapter 11 filing and members of the WPC Group will continue to honor the terms of their various labor agreements.

                 Subsequent to the commencement of the Chapter 11 filing, the WPC Group sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their businesses and enable the WPC Group to continue business operations as a debtor-in-possession.

                  On November 17, 2000, members of the WPC Group entered in a Debtor in Possession Credit Agreement to provide borrowings of up to $290,000,000 to refinance certain obligations of the WPC Group, to provide working capital for the WPC Group and for other general corporate purpose. The Debtor in Possession Credit Agreement includes
        (1) a $35.0  million  term loan which will be fully drawn at closing and
        (2) a Revolving Credit Facility of up to $255,000,000 to refinance certain obligations of the WPC Group, to provide ongoing working capital needs for the WPC Group and for other general corporate purposes. The DIP Agreement includes a $25.0 million sublimit for letters of credit. The DIP Credit Agreement expires November 16, 2002. Revolving credit interest rates are based on the Citibank Base Rate plus 2.00% and/or Eurodollar rate plus 3.00%. The margin over the prime rate and the Eurodollar rate fluctuate based upon excess availability. The Term Loan interest rates are 13.0% cash pay plus 3.0% deferred. Borrowings outstanding under the DIP Credit Agreement at November 16, 2000 included the $35 million term loan, $163.0 million in revolving credit borrowings and letters of credit outstanding under the DIP Credit Agreement were approximately $17.0 million. Borrowings under the Debtor in Possession Credit Agreement were used to repay all obligations under the WPSC Receivables Facility, amounting to approximately $105.0 million and to repay all obligations under WPSC's Revolving Credit Facility amounting to approximately $84.7 million. Upon repayment, the WPSC Revolving Credit Facility was terminated and the Receivables Facility is in the process of being terminated.

                  All the  borrowings  under  the  Debtor in  Possession  Credit
        Agreement are entitled to a superpriority claim under Section 364(c) (1) of the United States Bankruptcy Code and are collateralized by a lien on all existing and after acquired assets, property and rights of the WPC Group including but not limited to cash, inventory, accounts receivable, general intangibles, equipment, intellectual property, equity investments, owned real estate and leaseholds. In connection with the Chapter 11 Filing, the Company has guaranteed $30.0 million of the term loan portion of the Debtor in Possession Credit Agreement.

                  The Debtor in Possession Credit Agreement contains negative, affirmative and financial covenants including a limitation on capital expenditures through December 31, 2000 of $12.5 million, $42.5 million in fiscal 2001 and $60.0 million in fiscal 2002 and require the WPC Group to have $15.0 million of excess availability at all times.

                 The Company believes that this financing will enable the WPC Group to pay for the post-petition delivery of goods and services, continue operations and administration necessary to meet current and future customer needs, and continue normal business operations during the Chapter 11 Filing.

                 Since the Petition Date, management has been in the process of stabilizing its business and evaluating its operations before beginning the development of a reorganization plan. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of pre-petition liabilities, including WPC's 9-1/4% Senior Notes, are limited to those approved by the Bankruptcy Court. The Chapter 11 filing is an event of default under WPC's 9-1/4% Senior Notes.

                 WPC's financial results are included in the WHX consolidated results at September 30, 2000. However, generally accepted accounting principles specifically require that any entity whose financial statements were previously consolidated with those of its parent (as
        WPC's are with WHX's) that files for protection under the U.S. Bankruptcy Code, whether solvent or insolvent, must be prospectively deconsolidated from the parent and presented on the cost method. The cost method will require WHX to present the net assets of WPC at November 17, 2000 as an investment and not recognize any income or loss from WPC in the WHX results of operations during the reorganization period. This investment of approximately $144.0 million as of September 30, 2000 will be subject to periodic reviews for recoverability. When WPC emerges from the jurisdiction of the Bankruptcy Court, the subsequent accounting will be determined based upon the applicable circumstances and facts at such time, including the terms of any plan of reorganization.

                 Management has assessed WPC's liquidity position as a result of the Chapter 11 Filing and believes that WPC can continue to fund its and its subsidiaries operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of WPC to continue as a going concern is dependent upon its ability to generate future profits and cash flow, whether through the confirmation of a plan of reorganization or otherwise. The WPC condensed consolidated financial information set forth below has been prepared on a going concern basis which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the Chapter 11 Filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the WPC financial statements and cause a material decrease in the carrying amount of WHX's investment in WPC.

        Following are the WHX condensed Pro Forma consolidated Statements of Income and Balance Sheet data, assuming the deconsolidation of WPC:

                                                                        For the Nine-Month Period Ended    For the Fiscal Year Ended
                                                                               September 30, 2000             December 31, 1999
                                                                               ------------------             -----------------
                                                                                                (In thousands)
        Net Sales                                                                $537,133                           $683,525
        Operating Income                                                           43,317                             57,304
        Income before Provision for Income Taxes                                    5,268                             33,488
        Net Income                                                                 $1,000                            $20,090

        (Loss) per Common Share after deducting preferred dividends of
        $15,455 and $20,608, respectively
             Basic & Diluted                                                       $(1.02)                             $(.03)

                                                                               September 30, 2000             December 31, 1999
                                                                               ------------------             -----------------
                                                                                                (In thousands)
        Current Assets                                                           $564,996                           $953,405
        Property, Plant and Equipment                                             160,151                            163,267
        Investment in WPC                                                         144,245                            136,797
        Other                                                                     344,969                            335,075
                                                                               ----------                         ----------
        Total Assets                                                           $1,214,361                         $1,588,544
                                                                               ----------                         ----------

        Current Liabilities                                                      $274,184                           $631,059
        Long-Term Debt                                                            512,661                            510,642
        Other                                                                      65,538                             69,372
        Total Stockholders' Equity                                                361,978                            377,471
                                                                               ----------                         ----------
        Total Liabilities and Stockholders' Equity                             $1,214,361                         $1,588,544
                                                                               ----------                         ----------

        Following are the condensed consolidated Statements of Income and Balance Sheet data for WPC:

                                                         For the Nine-Month Period Ended        For the Fiscal Year Ended
                                                                September 30, 2000                December 31, 1999
                                                                ------------------                -----------------
                                                                                    (In thousands)
        Net Sales                                                   $845,869                        $1,081,657
        Operating (Loss)                                             (16,446)                          (17,595)
        (Loss) before Benefit from Income Taxes                      (47,819)                          (55,208)
        Net Income (Loss)                                             $7,448                          $(34,485)

                                                                September 30, 2000                December 31, 1999
                                                                ------------------                -----------------
                                                                                    (In thousands)
        Current Assets                                              $344,309                          $314,308
        Property, Plant and Equipment                                660,470                           653,234
        Other                                                        309,284                           310,480
                                                                  ----------                        ----------
        Total Assets                                              $1,314,063                        $1,278,022
                                                                  ----------                        ----------

        Current Liabilities                                         $400,105                          $325,478
        Long-Term Debt                                               356,563                           353,978
        Other                                                        413,150                           461,769
        Total Stockholder's Equity                                   144,245                           136,797
                                                                  ----------                        ----------
        Total Liabilities and Stockholder's Equity
                                                                  $1,314,063                        $1,278,022
                                                                  ----------                        ----------

Note 2 - Earnings Per Share

                 The computation of basic earnings per common share is based upon the average shares of Common Stock outstanding. In the computation of diluted earnings per common share for the quarter ended September 30, 2000 and in the nine month periods of 1999 and 2000, the conversion of preferred stock and redeemable common stock and exercise of options would have had an anti-dilutive effect. A reconciliation of the income and shares used in the computation follows:

Reconciliation of Income and Shares in EPS Calculation
(in thousands except per share amounts)

                                          For the Quarter Ended September 30, 2000   For the Nine Months Ended September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                             Income         Shares       Per-Share     Income          Shares        Per-share
                                           (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)       Amount

Income (loss) before extraordinary item    $(21,115)                                  $8,446
Less: Preferred stock dividends               5,152                                   15,455
                                           --------                                   ------
Basic  and diluted EPS
     Income (loss) available to
       common stockholders                 $(26,267)        14,304         $(1.84)   $(7,008)            14,239        $(0.49)
                                           =========        ======         =======   ========            ======        ======


                                          For the Quarter Ended September 30, 1999  For the Nine Months Ended September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
                                               Income       Shares       Per-Share      Income          Shares        Per-share
                                            (Numerator)  (Denominator)     Amount    (Numerator)    (Denominator)       Amount

Income (loss) before extraordinary item      $11,109                                   $(9,951)
Less: Preferred stock dividends                5,152                                   15,456
                                             -------                                   ------

Basic EPS
Income available to
     common stockholders                       5,957       15,616         $0.38       (25,407)         16,437           $(1.55)

Effect of Dilutive Securities
Options                                                         8
Convertible preferred stock                    5,152       16,506
Redeemable common stock                                       284
Diluted EPS                                  -------       ------        ------      ---------         ------            -------
     Income available to common
      stockholders & assumed conversions     $11,109       32,414         $0.34      $(25,407)         16,437            $(1.55)
                                             =======       ======        ======      =========         ======            =======

Redeemable Common Stock

                  Certain present and former employees of the WPC Group have the right to sell their redeemable common stock to the Company at prices of $15 or $20 per share depending on years of service, age and retirement date. Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the number of shares publicly traded during the previous day. As of September 30, 2000 redeemable common stock outstanding totaled 267,713 shares.

Note 3 - Comprehensive Income

        Comprehensive income for the three and nine month periods ended September 30, 2000 and 1999 was as follows:

(in thousands)                                         Three Months Ended                             Nine Months Ended
                                                          September 30                                  September 30
                                                          ------------                                  ------------
                                                  2000            1999                    2000                     1999
                                                  ----            ----                    ----                     ----
Net earnings (loss)                             $(21,115)       $11,109                  $8,447                   $(9,055)
Other comprehensive (loss):
     Foreign currency translation
     adjustments                                    (538)           (72)                 (1,125)                     (811)
Unrealized (losses) on securities:
  Unrealized holding (losses) arising
  during the period, net of tax (a)               (1,045)                                (8,617)                         -
Less:  Reclassification of gains to net
  earnings (loss), net of tax (b)                                                                                  (5,389)
                                                --------        -------                --------                  ---------
Comprehensive income (loss)                     $(22,698)       $11,037                $(1,295)                  $(15,255)
                                                ========        =======                ========                  =========

(a) Includes tax (benefit) of $564 for the three-month period ended September 30, 2000 and $4,640 for the nine-month period ended September 30, 2000.

(b) Includes tax expense of $2,901 for the nine-month period ended September 30, 1999.

Accumulated other comprehensive income balances as of September 30, 2000 and December 31, 1999 were as follows:



                                                                Foreign currency        Accumulated other
(in thousands)                             Unrealized gain        translation            comprehensive
                                       (loss) on securities       adjustments             income (loss)
                                       --------------------       -----------             -------------


September 30, 2000
Balance on January 1, 2000                      $ 1,450             $ (  505)               $ 945
Period change                                    (8,617)              (1,125)              (9,742)
                                                -------             --------               -------
Balance on September 30, 2000                   $(7,167)            $(1,630)              $(8,797)
                                                ========            ========              ========

December 31, 1999
Balance on January 1, 1999                      $5,389              $    83               $ 5,472
Period change                                   (3,939)                (588)               (4,527)
                                                -------             --------              -------
Balance on December 31, 1999                    $1,450              $  (505)              $   945
                                                ========            ========              =======

Note 4 - Inventory

                  The operating income for the quarter and the nine months ended
        September 30, 2000 includes a benefit resulting from the liquidation of LIFO inventory and the reversal of provisions recorded in the first two quarters of 2000 for the cost associated with replenishing the liquidated LIFO layers. The effect of the LIFO liquidation and the related provision reversals increased operating income (reduced operating loss) by $1.7 million and $0.7 million for the three months and nine months ended September 30, 2000.

Note 5 - Short Term Investments

                  Net unrealized holding gains/losses on trading securities held at period end and included in other income for the third quarter of 2000 and 1999 were a loss of $0.5 million and a gain $13.3 million, respectively. Net unrealized holding gains/losses on trading securities held at period end included in other income for the nine month periods ended September 30, 2000 and 1999 were a loss of $18.2 million and a gain of $23.0 million respectively.

Note 6 - Long Term Debt

The Company's long-term debt consists of the following debt instruments:

                                                                     September 30                          December 31
                                                                     ------------                          -----------
                                                                         2000                                  1999
                                                                         ----                                  ----
                                                                 (dollars in thousands)                (dollars in thousands)
                                                                 ----------------------                ----------------------
WPC Group Senior Unsecured Notes due 2007, 9-1/4%                      $274,373                              $274,175
WPC Group Term Loan Agreement due 2006, floating rate                    75,000                                75,000
WPC Group - Other                                                         7,190                                 5,218
WHX Senior Unsecured Notes due 2005, 10-1/2%                            281,490                               281,490
Handy & Harman Senior Secured Credit Facility                           200,471                               201,064
Handy & Harman Industrial Revenue Bonds, due 2004                         7,500                                 7,500
Unimast Revolving Credit Agreement, due 2003                             15,000                                16,900
Unimast Industrial Development Bond, due 2030                             6,050                                  --
Unimast Other                                                             2,150                                 3,273
                                                                       --------                              --------
       Total Long-Term Debt                                            $869,224                              $864,620
                                                                       ========                              ========

            On October 4, 2000, the Company effected an amendment to its Senior Unsecured Notes. See Note 1.


Note 7 - WPC Sales of Receivables

                 On May 27, 1999, WPSC renegotiated its $100 million Receivables
        Facility on similar terms and conditions to its previous facility. On June 30, 2000 WPC amended the Receivables Facility to increase the program limits from $100 million to $115 million and on September 22, 2000 lowered the program limits to $105 million. Accounts receivable at September 30, 2000 and December 31, 1999 exclude $105.0 million and $100.0 million respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by WPSC under the Receivables Facility range from approximately 5.91% to 7.63% of the outstanding amount of receivables sold. On November 17, 2000 all obligations under the Receivable Facility were repaid. See Note 1.

Note 8 - Contingencies

Legal & Environmental Matters

        Legal Matters
                 WPC Group

                 On October 27, 1998, WPC filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese steel mills and three Russian steel mills alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. WPC asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the US District Court for the Southern District of Ohio. WPC subsequently amended its complaint to allege violations of the 1916 Antidumping Act by nine trading companies. The amended complaint seeks treble damages and injunctive relief. The Court dismissed WPC's state law causes of action, but allowed it to proceed with its claims under the 1916 Antidumping Act. In early June 1999, the U.S. District Court issued an order holding that injunctive relief is not available as a remedy under the 1916 Antidumping Act. WPC has appealed the Court's decision to the Sixth Circuit Court of Appeals. WPC has reached out-of-court settlements with six of the nine steel trading companies named in this lawsuit. The Sixth Circuit Court ruled against WPC and the Company has elected not to seek a review by the U.S. Supreme Court of the adverse ruling by the Sixth Circuit Court of Appeals. Therefore, this case is effectively concluded.

                        Handy & Harman

                  On or about April 3, 2000 a civil action was commenced under Title 3 of the United States Code ss.3729 et seq. (False Claims Act) entitled United States of America, ex rel. Patricia Keehle v. Handy & Harman, Inc. (sic) and Strandflex, a Division of Maryland Specialty Wire, Inc. ("Strandflex") (Civil Action No. 5:99-CV-103). The substantive allegations in the complaint relate to the alleged improper testing and certification of certain wire rope manufactured at the Strandflex plant during the period 1992-1999 and sold as MILSPEC wire. The United States Attorney's office is also conducting a criminal investigation relating to this matter and Strandflex is a target of the criminal investigation under title 18 of the United States Code ss.287 (Submitting False Claims) with the focus of the investigation alleging to be whether wire rope sold to government agencies, either directly or indirectly, was misrepresented by Strandflex as meeting MILSPEC specifications. On March 7, 2000, the Company was informed by the U.S. Attorney that absent a negotiated settlement, the government will seek a criminal indictment and civil damages against the Company based on 161 sales of wire rope by Strandflex during the period June, 1995 to July 1998. The Company has entered into discussion with the United States Attorney to seek a negotiated settlement of all criminal and civil claims. Those discussions are ongoing.

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

                 The Order institutes proceedings to determine whether the SEC should enter an order requiring the Company (a) to cease and desist from committing or causing any future violation of the rules alleged to have been violated and (b) to pay approximately $1.3 million in disgorgement of profits. The Company has filed an answer denying any violations and seeking dismissal of the proceeding. On October 6, 2000, the initial decision of the Administrative Law Judge who heard the case dismissed all charges against the Company, with the finding that the Company had not violated the law. The Division of Enforcement has filed a petition for the SEC to review the decision.

                  Summary

                  The Company is a party to various litigation matters including general liability claims covered by insurance. In the opinion of management, the ultimate outcome of such litigation matters and claims is not expected to have a material adverse effect on the financial condition or results of operations of the Company. However, it is possible that the ultimate resolution of such litigation matters and claims could have a material effect on quarterly or annual operating results when they are resolved in future periods.

        Environmental Matters

                  WPC Group

                  WPC has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and/or similar state statutes at several waste sites. WPC is subject to joint and several liability imposed by Superfund on potentially responsible parties. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and allocating or determining liability among them, WPC is unable to reasonably estimate the ultimate cost of compliance with Superfund laws. WPC believes, based upon information currently available, that its liability for clean up and remediation costs in connection with the Buckeye Reclamation Landfill will be between $1.5 and $2.0 million. At WPC's other sites the Company estimates costs of an aggregate less than $.5 million. WPC is currently funding its share of remediation costs.

                  WPC, as are other industrial manufacturers, is subject to increasingly stringent standards relating to the protection of the environment. In order to facilitate compliance with these environmental standards, WPC has incurred capital expenditures for environmental control projects aggregating $9.5 million, $7.7 million and $2.6 million for 1998, 1999 and the nine months ended September 30, 2000, respectively. WPC anticipates spending approximately $28.6 million in the aggregate on major environmental compliance projects through the year 2003, estimated to be spent as follows: $4.3 million in 2000, $10.9 million in 2001, $7.4 million in 2002 and $6.0 million in 2003. Due to the possibility of unanticipated factual or regulatory developments, the amount of future expenditures may vary substantially from such estimates.

                  WPC's non-current accrued environmental liabilities totaled $14.6 million at September 30, 2000. These accruals were initially determined by WPC in January 1991, based on all then available information. As new information becomes available, including information provided by third parties, and changing laws and regulation the liabilities are reviewed and the accruals adjusted quarterly. Management believes, based on its best estimate, that WPC has adequately provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

                  The Company

                  Based upon information currently available, including the WPC Group's and the WHX Non-Steel Group's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and state agencies and information available to the WPC Group and the WHX Non-Steel Group on pending judicial and administrative proceedings, the Company does not expect its environmental compliance and liability costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its facilities, to have a material adverse effect on the financial condition of the Company. However, it is possible that litigation and environmental contingencies could have a material effect on quarterly or annual operating results when they are resolved in future periods. As further information comes into the Company's possession, it will continue to reassess such evaluations.

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

                  The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales for the third quarters of 2000 and 1999.

Quarter ended September 30, 2000

                                                                                All        Segment                      Consolidated
                                          WPC         H&H        Unimast       Other        Total       Adjustments        Total
                                          ---         ---        -------       -----       -------      -----------        -----
                                                                             (Dollars in thousands)
Revenue from  external
    Customers                           $272,530    $117,429     $59,440     $      -     $449,399      $(2,404)         $446,995
Intersegment revenues                      2,404           -           -            -        2,404            -
Segment net income (loss)               $(21,371)   $  3,170     $ 1,081     $ (3,995)    $(21,115)           -          $(21,115)


Quarter ended September 30, 1999
                                                                                All        Segment                      Consolidated
                                          WPC         H&H        Unimast       Other        Total       Adjustments        Total
                                          ---         ---        -------       -----        -----       -----------        -----
                                                                            (Dollars in thousands)
Revenue from
  external customers                    $282,358    $116,365     $57,528     $    -       $456,251      $(8,644)         $447,607
Intersegment revenues                      8,644           -           -          -          8,644            -
Segment net income (loss)               $ (4,009)   $  3,404     $ 2,143     $9,571       $ 11,109            -          $ 11,109


Nine months ended September 30, 2000

                                                                                All        Segment                      Consolidated
                                          WPC         H&H        Unimast       Other        Total       Adjustments        Total
                                          ---         ---        -------       -----        -----       -----------        -----
                                                                            (Dollars in thousands)
Revenue from  external
    Customers                           $845,869    $360,871     $176,262    $      -     $1,383,002    $(9,924)         $1,373,078
Intersegment revenues                      9,924           -            -           -          9,924          -
Segment net income (loss)               $  7,448    $  9,054     $  5,918    $(13,973)    $    8,447          -          $    8,447


Nine months ended September 30, 1999

                                                                                All        Segment                      Consolidated
                                          WPC         H&H        Unimast       Other        Total       Adjustments        Total
                                          ---         ---        -------       -----        -----       -----------        -----
                                                                             (Dollars in thousands)
Revenue from
  external customers                    $788,205    $344,818     $163,400    $    -        $1,296,423   $(38,108)       $1,258,315
Intersegment revenues                     38,108           -            -         -            38,108          -
Segment net income (loss)               $(29,726)   $  6,637     $  8,039    $5,995        $   (9,055)         -        $  (9,055)

PART I

Item 2. Management's Discussion and Analysis

Overview

                        WHX Corporation ("WHX") is a holding company that has been structured to invest in and/or acquire a diverse group of businesses on a decentralized basis. WHX's primary businesses currently are Handy & Harman ("H&H"), a diversified manufacturing company whose strategic business segments encompass, among others, specialty wire, tubing, and fasteners, and precious metals plating and fabrication, and Wheeling-Pittsburgh Corporation ("WPC"), a vertically integrated manufacturer of value-added and flat rolled steel products. WPC is the holding company for WHX's steel related businesses, including Wheeling-Pittsburgh Steel Corporation ("WPSC" and together with WPC and its other subsidiaries, the "WPC Group"). WHX's other businesses include Unimast Incorporated ("Unimast"), a leading manufacturer of steel framing and other products for commercial and residential construction and WHX Entertainment Corp., a co-owner of a racetrack and video lottery facility located in Wheeling, West Virginia. WHX, together with all of its subsidiaries shall be referred to as the "Company" and WHX together with all of its subsidiaries other than the WPC Group, shall be referred to as the "WHX Non-Steel Group."

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

Risk Factors and Cautionary Statements

                        This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, forward-looking statements under the headings Part 1. "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis." These statements appear in a number of places in this Report and include statements regarding the Company's intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, (iii) the impact of competition, and (iv) the impact and affect of the Chapter 11 Filing by the WPC Group. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information.

                        Any forward-looking statements made by the Company are not guarantees of future performance and there are various important factors that could cause actual results to differ materially from those indicated in the forward-looking statements. This means that indicated results may not be realized. Please see subsequent events: Bankruptcy Filing of WPC Group. Factors which could cause the WHX Non-Steel Group's actual results in future periods to differ materially include, but are not limited to, the following:

o The WHX Non-Steel Group has a significant amount of outstanding indebtedness, and its ability to access capital markets in the future may be limited;

o The WHX Non-Steel Group's senior management may be required to expend a substantial amount of time and effort dealing with issues arising from the WPC Group's Chapter 11 Filing, which could have a disruptive impact on management's ability to focus on the operation of its businesses;

o The WHX Non-Steel Group may suffer an inability to attract and retain qualified personnel;

o If the liabilities of the WPC Group exceed the value of its assets, the equity value of the WPC Group could be eliminated and WHX could lose the value of its investment in the WPC Group;

o       The WHX  Non-Steel  Group's  businesses  operate  in highly  competitive
        markets  and  are  subject  to   significant   competition   from  other
        businesses; and

o A decline in the general economic and business conditions and industry trends,

and the other factors detailed from time to time in our filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

        Factors which could cause the WPC Group's actual results in future periods to differ materially include, but are not limited to, the following:

o The WPC Group may not generate or have enough cash on hand from operations and from debtor-in-possession financing to fund its operations until it is able to propose a plan of reorganization that will be acceptable to creditors and other parties in interest and confirmed by the Bankruptcy Court;

o The WPC Group's creditors or landlords may take action that prevents or unduly delays confirmation of a plan of reorganization in connection with the filing under Chapter 11;

o The WPC Group's suppliers may stop providing supplies or services to it or provide such supplies or services only on "cash on delivery," "cash on order" or other terms that could have an adverse impact on the WPC Group's cash flow;

o       The   Bankruptcy   Court  may  not  confirm  the  WPC  Group's  plan  of
        reorganization;

o The WPC Group may not be able to obtain sufficient additional financing sources to meet its future obligations;

o       The  WPC  Group's  overall  long-term  operational   reorganization  and
        financial restructuring plan may fail;

o The WPC Group's results of operations are sensitive to the steel prices realized in the market, and the continuation of the low steel prices at current levels would continue to have a material adverse effect on the WPC Group's business;

o The WPC Group's business requires that it expend substantial capital to maintain its productivity and facilities in order to remain competitive and in compliance with environmental laws and regulations;

o The costs of complying with environmental standards continues to increase and the WPC Group not only may be held liable for future clean up costs, but also is at a disadvantage with foreign competitors who are not held to similar strict regulation;

o The steel industry is very competitive, and the WPC Group faces competition from both foreign and domestic producers who are able to charge less than the WPC Group because of lower operating costs;

o The WPC Group may suffer an inability to attract and retain qualified personnel; and

o A further decline in the general economic and business conditions and industry trends affecting the steel industry.

                  By making these forward-looking statements, the Company does not undertake to update them in any manner except as may be required by its disclosure obligations in filings it makes with the Securities and Exchange Commission under the Federal securities laws.

Subsequent Events: Bankruptcy Filing of the WPC Group

                        Subsequent to the end of the third quarter, on November 16, 2000 (the "Petition Date"), the WPC Group filed a voluntary petition to reorganize their businesses under chapter 11 of the U.S. Code (the "Bankruptcy Code"). The filing (the "Chapter 11 Filing") was made in the United States Bankruptcy Court for the Northern District of Ohio (the "Bankruptcy Court"). WPSC and the other members of the WPC Group are continuing normal business operations and are anticipated to continue to provide uninterrupted services to their customers. No plant closures are planned as a result of the Chapter 11 Filing and members of the WPC Group will continue to honor the terms of their various labor agreements.

                        Subsequent to the commencement of the Chapter 11 Filing, the WPC Group sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their businesses and enable the WPC Group to continue business operations as a debtor-in-possession.

                        The Bankruptcy Code provides that the WPC Group has an exclusive period during which only it may propose and file and solicit acceptances of a plan of reorganization. The exclusive period to propose a plan for reorganization currently expires on March 17, 2001. If the WPC Group fails to file a plan of reorganization during the exclusive period (including any extensions granted thereunder) or, after such plan has been filed, if the WPC Group fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the WPC Group.

                        After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders who are entitled to vote. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity security holders, each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (iii) confirmation of the plan is not likely to be followed by the liquidation of the WPC Group or a need for its further financial reorganization or any successors to it unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. A "cram down" as well as other potential plans of reorganization could also result in holders of capital stock receiving no value for their interests. Because of such possibilities, the value of the WPC Group capital stock, including but not limited to its common stock, is highly speculative.

                  Since the Petition Date, management has been in the process of stabilizing its business and evaluating its operations before beginning the development of a reorganization plan. Until a reorganization plan is confirmed by the Bankruptcy Court, payments of prepetition liabilities, including WPC's 9 1/4% Senior Notes, are limited to those approved by the Bankruptcy Court. The Chapter 11 Filing is an event of default under WPC's 9 1/4% Senior Notes.

                  On November 17, 2000, members of the WPC Group entered in a Debtor in Possession Credit Agreement to provide borrowings of up to $290,000,000 to refinance certain obligations of the WPC Group, to provide working capital for the WPC Group and for other general corporate purpose. The Debtor in Possession Credit Agreement includes
        (1) a $35.0  million  term loan which will be fully drawn at closing and
        (2) a Revolving Credit Facility of up to $255,000,000 to refinance certain obligations of the WPC Group, to provide ongoing working capital needs for the WPC Group and for other general corporate purposes. The DIP Agreement includes a $25.0 million sublimit for letters of credit. The DIP Credit Agreement expires November 16, 2002. Revolving credit interest rates are based on the Citibank Base Rate plus 2.00% and/or Eurodollar rate plus 3.00%. The margin over the prime rate and the Eurodollar rate fluctuate based upon excess availability. The Term Loan interest rates are 13.0% cash pay plus 3.0% deferred. Borrowings outstanding under the DIP Credit Agreement at November 16, 2000 included the $35 million term loan, $163.0 million in revolving credit borrowings and letters of credit outstanding under the DIP Credit Agreement were approximately $17.0 million. Borrowings under the Debtor in Possession Credit Agreement were used to repay all obligations under the WPSC Receivables Facility, amounting to approximately $105.0 million and to repay all obligations under WPSC's Revolving Credit Facility amounting to approximately $84.7 million. Upon repayment, the WPSC Revolving Credit Facility was terminated and the Receivables Facility is in the process of being terminated.

                  All the  borrowings  under  the  Debtor in  Possession  Credit
        Agreement are entitled to a superpriority claim under Section 364(c) (1) of the United States Bankruptcy Code and are collateralized by a lien on all existing and after acquired assets, property and rights of the WPC Group including but not limited to cash, inventory, accounts receivable, general intangibles, equipment, intellectual property, equity investments, owned real estate and leaseholds. In connection with the Chapter 11 Filing, the Company has guaranteed $30.0 million of the term loan portion of the Debtor in Possession Credit Agreement.

                  In the Chapter 11 Filing, the WPC Group may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expense resulting from the Chapter 11 Filing will unfavorably affect results. Moreover, future results may be adversely affected by other claims and factors resulting from the Chapter 11 Filing.

                  Although the WPC Group represents a significant portion of the Company's operations, it has incurred aggregate net losses over the past five years in the amount of $223.0 million, compared to aggregate net income in the Company's other groups in the amount of $127.7 million.

Results of Operations

                  Net sales for the third quarter of 2000 were $446.9 million as compared to $447.6 million for the third quarter of 1999, a decrease of $0.7 million. Sales decreased by $3.6 million at the WPC Group operations reflecting a decrease of 10.6% in steel shipments, a decrease of 0.7% in steel prices, all due to very high levels of steel imports. Sales increased by $1.0 million at H&H primarily from stronger sales to the electronics and specialty tubing markets. Sales increased by $1.9 million at Unimast, reflecting continued demand in the non-residential construction market, as well as its acquisition of Vinyl Corporation in July 1999.

                  Operating costs for the third quarter of 2000 increased to $452.5 million from $430.0 million. Operating costs increased by $16.8 million at the Company's WPC operations. The increase in WPC's operating costs reflects a richer product mix, higher raw material and energy costs, and the cost of making increased volumes of coke sold during the third quarter of 2000. Operating costs were up $3.7 at Unimast, reflecting higher volume of shipments as well as slightly higher raw material costs in the third quarter of 2000.

                  Selling, administrative and general expense for the third quarter of 2000 increased by $2.2 million to $37.2 million from $35.0 million in the comparable period in 1999. Selling, administrative and general expense at the WPC Group operations for the third quarter of 2000 increased $1.4 million to $17.2 million from $15.8 million in the comparable period in 1999 due to an increased marketing effort and expansion of the fabricated products business. Selling, administrative and general expenses at H&H were up $1.5 million due primarily to legal discovery expenses in connection with protecting rights and earnings under a joint venture agreement. The increases at the WPC Group and H&H were offset by declines in selling, administrative and general expenses at Unimast of $.4 million and at WHX Corporation of $.3 million in the third quarter of 2000 compared to the third quarter of 1999.

                  Interest expense for the third quarter of 2000 increased $1.0 million to $23.4 million from $22.4 million in the comparable period in 1999, reflecting the general rise in interest rates and higher revolver balances at the WPC Group operations.

                  Other income for the third quarter of 2000 decreased $15.3 million to $5.9 million from $21.2 million income in the comparable period in 1999. The decrease in other income is due primarily to the difference between realized and unrealized gains on short-term investments in fixed income securities and marketable equity securities in the third quarter of 2000 compared to the third quarter of 1999.

                  The 2000 third quarter tax benefit reflects an estimated annual effective rate of 30.5%. The increase in the 2000 effective tax rate during the third quarter reflects changes in estimated annual pretax income and in permanent tax differences.

                  Net loss for the 2000 third quarter totaled $21.1 million, or a loss of $1.84 per share of common stock after deduction of preferred dividends. The 1999 third quarter net income was $11.1 million, or $0.34 per share of common stock after deduction of preferred dividends.

                  Net sales for the first nine months of 2000 totaled $1,373.1 million as compared to $1,258.3 million in the first nine months of 1999. The increase is primarily attributable to the WPC Group steel operations where net sales for the first nine months of 2000 totaled $835.9 million on shipments of steel products totaling 1,769,005 tons. Net sales for the first nine months of 1999 totaled $750.1 million on shipments of steel products totaling 1,780,967 tons. Average sale prices increased from $442 per ton shipped to $478 per ton shipped due to a 2.2% increase in steel prices, higher value-added mix of products sold, and increased sales of coke during the nine months of 2000 as compared to the nine month period of 1999.

                  H&H sales for the first nine months of 2000 totaled $360.9 million compared to $344.8 million for the first nine months of 1999. The rise is due to increased sales of electroplated materials (aided by the market price of palladium which is nearly double the 1999 price level) serving the electronics and automotive markets and to increased demand for H&H's specialty tubing products serving the semi-conductor manufacturing, oil drilling and refrigeration appliance markets.

                  Unimast sales for the first nine months of 2000 totaled $176.3 million compared to $163.4 million for the first nine months of 1999. The rise is due to continued demand in the commercial construction market and the acquisition of Vinyl Corporation in July of 1999.

                  Operating costs for the first nine months of 2000 increased to $1,346.2 million from $1,240.3 million in the first nine months of 1999. The increase is led by the WPC Group steel operations where operating costs for the first nine months of 2000 increased to $852.4 million or $487 per ton from $769.9 million or $454 per ton in the 1999 first nine months. The increase in operating costs is due to the higher sales of coke during the nine months of 2000 and higher raw material and energy costs as compared to the same period of 1999. Included in the 1999 nine months operating costs is $9.0 million of income reflecting a favorable settlement with certain insurance carriers that releases and terminates all rights, obligations and liabilities of the insurance companies with respect to the subject insurance policies. In the first nine months of 2000, WPC produced 1,863,930 tons of raw steel as compared to production of 1,810,633 tons of raw steel in the 1999 first nine months. Operating costs were higher at both H&H and Unimast, reflecting the increase in volume of business and higher raw material costs for the first nine months of 2000 compared to the first nine months of 1999.

                  Depreciation and amortization expense increased $4.4 million to $83.7 million in the first nine months of 2000 from $79.3 million in the comparable period in 1999, principally due to WPC's higher level of raw steel production in 2000 and its effect on the units of production depreciation method.

                  Selling, administrative and general expense for the first nine months of 2000 increased $5.7 million to $113.6 million from $107.8 million in the comparable period in 1999. The increase relates primarily to increased selling, administrative and general expense at the WPC Group operations. For the first nine months of 2000 WPC's selling, administrative and general expense increased $4.3 million to $52.8 million from $48.5 million in the comparable period in 1999 due primarily to an increased marketing effort in 2000 and expansion of the fabricated products business during 2000. H&H's selling administrative and general expense increased $2.5 million for the first nine months of 2000 related primarily to non-recurring costs for a bad debt related to a bankrupt refiner of H&H's precious metal operations and legal discovery costs in connection with protection rights and earnings under a Joint Venture Agreement.

                  Interest expense for the first nine months of 2000 increased $2.3 million to $67.6 million from $65.3 million in the comparable period in 1999 reflecting the general rise in interest rates and higher revolver balances at the WPC Group operations.

                  Other income decreased $35.8 million, creating $1.8 million of other expense in the first nine months of 2000, compared to $34.0 million of other income in the 1999 first nine months. The change in the other income (expense) in the first nine months of 2000 compared to the first nine months of 1999 is due primarily to the difference in realized and unrealized gains and losses on the Company's investment portfolio of fixed income securities and marketable equity securities.

                  The 2000 nine month tax benefit reflects an estimated annual effective rate of 30.5% and includes a non-cash benefit of approximately $38.0 million relating to the reversal of prior year provisions for taxes no longer required. The 1999 nine month tax benefit reflects an estimated annual effective tax rate of 24.2%. The increase in the 2000 effective tax rate during the nine month reflects changes in estimated annual pretax income and in permanent tax differences.

                  Net income in the first nine months of 2000 totaled $8.5 million, or $0.49 loss per share of common stock after deduction of preferred stock dividends. Net income was favorably impacted by the aforementioned income tax benefit of $38.0 million, or $2.66 per share. Loss before extraordinary items in the first nine months of 1999 totaled $10.0 million, or $1.55 loss per share of common stock after deduction of preferred stock dividends. The extraordinary income of $1.4 million ($0.9 million net of tax) reflects the gain on early debt retirement of $20.5 million of the 10 1/2% Senior Notes.

Financial Position

        The Company

                  Net cash flow provided by operating activities for the first nine months of 2000 totaled $41.2 million. Short term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $16.4 million of funds in the first nine months of 2000. Working capital accounts (excluding cash, short-term investments, short-term borrowings and current maturities of long term debt) used $4.0 million of funds. Accounts receivable increased by $10.9 million, trade payables increased $24.3 million, and other current liabilities increased $8.7 million. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $476.7 million at September 30, 2000, an increase of $34.8 million from December 31, 1999.

                  In the first nine months of 2000, $97.9 million was spent on capital improvements including $2.6 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required at WPC to maintain, and where necessary, upgrade operating facilities to remain competitive and to comply with environmental control requirements. It is anticipated that necessary capital expenditures, including required environmental expenditures in future years, will approximate depreciation expense and represent a material use of operating funds. These capital expenditures will be obligations of the WPC Group, not the Company. The Company will have no obligation to make any advances to the WPC Group to cover such expenses. To the extent the WPC Group does not have the funds required to make such expenditures, there may be a material adverse effect on the business and operations of the WPC Group.

                  The Company's operating segments H&H and Unimast and the WPC Group each maintain separate and distinct credit facilities with various financial institutions.

        WPC Group

                  The 10-month strike, which began October 1, 1996 and ended August 12, 1997, and the subsequent decrease in steel prices has substantially weakened WPC's financial position. During the first nine months of 2000, borrowings under the WPSC Revolving Credit Facility totaled $132.0 million, leaving liquidity at September 30, 2000 of $10.4 million.

                  Net cash flow provided by WPC's operating activities for the first nine months of 2000 totaled $2.6 million. Working capital accounts (excluding cash, short-term borrowings and current maturities of long term debt) used $10.7 million of funds. Accounts receivable increased by $4.3 million, excluding a $5.0 million sale of trade receivables under the Receivables Facility. Inventories, valued principally by the LIFO method for financial reporting purposes, totaled $279.3 million at September 30, 2000, an increase of $27.1 million from December 31, 1999 due to the seasonality of the fabricated and tin mill products divisions and to facilitate a planned steelmaking facility outage. Trade payables increased by $16.6 million, primarily as a result of increased inventories.

                  In the first nine months of 2000, $71.0 million was spent on capital improvements including $2.6 million on environmental control projects. Continuous and substantial capital and maintenance expenditures will be required to maintain and where necessary, upgrade operating facilities to remain competitive, and to comply with environmental control requirements. It is anticipated that capital expenditures including required environmental expenditures in future years will approximate depreciation expense and represent a material use of operating funds.

                  On November 17, 2000, in connection with the Chapter 11 Filing
        WPC, WPSC, WP Steel Venture Corporation, Consumers Mining Company, WP Coal Company, Wheeling Empire Company, Mingo Oxygen Company, Pittsburgh Canfield Company and Monessen Southwestern Railway Company, as borrowers, the lenders party thereto and Citibank, N.A., as Initial Issuing Bank and Citicorp USA, Inc., as Administrative Agent entered into a Debtor in Possession Credit Agreement ("DIP Credit Agreement") to provide (1) a $35.0 million term loan which will be fully drawn at closing and (2) a Revolving Credit Facility of up to $255,000,000 to refinance certain obligations of the WPC Group, to provide ongoing working capital needs for the WPC Group and for other general corporate purposes. The DIP Credit Agreement includes a $25.0 million sublimit for letters of credit. The DIP Credit Agreement expires November 16, 2002. Revolving credit interest rates are based on the Citibank Base Rate plus 2.00% and/or a Eurodollar rate plus 3.00%. The margin over the prime rate and the Eurodollar rate fluctuate based upon excess availability. Term Loan interest rates are 13.0% cash pay plus 3.0% deferred.
        Borrowings outstanding under the DIP Credit Agreement at November 16, 2000 included the $35 million term loan, $163.0 million in revolving credit borrowings and letters of credit outstanding under the DIP Credit Agreement were approximately $17.0 million. The DIP Credit Agreement Facility will be collateralized by substantially all assets of WPC and WPSC.

                  All the  borrowings  under  the  Debtor in  Possession  Credit
        Agreement are entitled to a superpriority claim under Section 364(c) (1) of the United States Bankruptcy Code and are collateralized by a lien on all existing and after acquired assets, property and rights of the WPC Group including but not limited to cash, inventory, accounts receivable, general intangibles, equipment, intellectual property, equity investments, owned real estate and leaseholds. In connection with the Chapter 11 Filing, the Company has guaranteed $30.0 million of the term loan portion of the Debtor in Possession Credit Agreement.

                  The Debtor in Possession Credit Agreement contains negative, affirmative and financial covenants including a limitation on capital expenditures through December 31, 2000 of $12.5 million, $42.5 million in fiscal 2001 and $60 million in fiscal 2002 and require the WPC Group to have $15 million of excess availability at all times.

                  On May 27, 1999, WPSC renegotiated its $100 million Receivables Facility agreement on similar terms and conditions to its previous facility. On June 30, 2000 WPSC amended the Receivables Facility to increase the program limits from $100 million to $115 million and on September 22, 2000 lowered the program limit to $105 million. Accounts receivable at September 30, 2000 and December 31, 1999 exclude $105.0 million and $100.0 million, respectively, representing uncollected accounts receivable sold with recourse limited to the extent of uncollectible balances. Fees paid by WPSC under such agreement range from approximately 5.91% to 7.63% of the outstanding amounts of receivables sold.

                  Borrowings under the DIP Credit Agreement in the amount of $105.0 million were used to repay all outstanding obligations under the Receivables Facility.

                  On April 30, 1999, WPSC entered into a Third Amendment and Restated Revolving Credit Facility ("WPSC Revolving Credit Facility") with Citibank, N.A. as agent. The WPSC Revolving Credit Facility, as amended, provides for borrowings for general corporate purposes up to $150 million including a $25 million sub-limit for letters of credit. Interest rates are based on the Citibank Prime Rate Plus $1.25% and/or a Eurodollar rate plus 2.25%. The margin over the prime rate and the
        Eurodollar rate can fluctuate based upon performance. Borrowings outstanding against the WPSC Revolving Credit Facility at September 30, 2000 totaled $132.0 million. Letters of credit outstanding under the WPSC Revolving Credit Facility were $2.8 million at September 30, 2000.

                  Borrowings under the DIP Credit Agreement in the amount of $84.7 million were used to repay and satisfy all obligations under WPSC's Revolving Credit Facility. Upon repayment, the WPSC Revolving Credit Facility and all related documents were terminated.

        WHX Non-Steel Group

                  WHX commenced and successfully completed on October 4, 2000 a solicitation of consents from holders of its 10 1/2% Senior Notes due 2005 (the "Notes") to amend certain covenants and other provisions of the indenture dated as of April 7, 1998 (the "Indenture") governing the Notes. A copy of a supplemental indenture reflecting such amendment (the "Supplemental Indenture") is attached as Exhibit 4.1 to this Form 10-Q. The Supplemental Indenture provides, among other things, for amendments to certain covenants which restrict the Company's ability to make restricted payments, incur additional indebtedness, make permitted investments or utilize proceeds from asset sales. The Supplemental Indenture prohibits the payment of dividends on the Company's preferred stock until October 1, 2002, and thereafter only in the event such payments satisfy certain conditions set forth in the Indenture, as amended by the Supplemental Indenture. In addition, the amendments also remove as events of default under the Indenture those relating to defaults under any mortgage, indenture or instrument by, judgments against and bankruptcy, insolvency and related filings and other events of WPC or any of its direct or indirect subsidiaries. Accordingly, the Chapter 11 Filing is not an event of default under the Notes.

                  In connection with the Chapter 11 Filing WHX guaranteed $30.0 million of the $35.0 million term loan portion of the Debtor in Possession Credit Agreement. In connection with the solicitation the Company made a payment equal to 2% of the principal amount of the Notes ($20 in cash for each $1,000 principal amount of Notes) to each holder of Notes whose consent was received and accepted prior to the expiration date. Such payments to bond holders aggregated $5,466,700.

                  On June 1, 2000, Unimast entered into a loan agreement with the Will-Kankakee Regional Development Authority to issue $6.1 million of series 2000 Industrial Development Bonds ("Bonds"). The Bonds are 30-year variable rate bonds (set on a weekly basis) with the current rate set at 4.0%. The Bonds were issued to finance the cost of capital projects for Unimast, specifically a 150,000 square foot facility in Joliet, Illinois and related equipment. The Bonds are tax-exempt for federal income tax purposes and are secured by a direct pay letter of credit issued by Citibank, N.A. The Chapter 11 Filing of the WPC Group is not an event of default under the Bonds.

                  Borrowings outstanding against the H&H Revolving Credit Facility at September 30, 2000 totaled $46.3 million. Letters of credit outstanding under the H&H Revolving Credit Facility were $14.6 million at September 30, 2000. Total funds available under the H&H Revolving Credit Facility at September 30, 2000 were $39.2 million. The Chapter 11 Filing of the WPC Group is not an event of default under the H&H Revolving Credit Facility.

                  Borrowings outstanding against the Unimast Revolving Credit Facility at September 30, 2000 totaled $27.0 million. Letters of credit outstanding under the Unimast Revolving Credit Facility were $6.1 million at September 30, 2000. Total funds available under the Unimast Revolving Credit Facility at September 30, 2000 were $10.5 million. The Chapter 11 filing of the WPC Group is not an event of default under the Unimast Resolving Credit Facility.

Liquidity

                  As of September 30, 2000, the Company had consolidated cash and short-term investments, net of related investment borrowings, of $144.7 million, attributable 100% to the WHX Non-Steel Group.

                  The Company is required to record income tax expense at statutory rates. However, it is able to use its significant income tax loss carry forwards to minimize its actual income tax payments.

                  Short-term liquidity is dependent, in large part, on cash on hand, investments, general economic conditions and their effect on steel demand and prices. Long-term liquidity is dependent upon the WHX Non-Steel Group's ability to sustain profitable operations and control costs during periods of low demand or pricing in order to sustain positive cash flow. The WHX Non-Steel Group satisfies its working capital requirements through cash on hand, investments, the Unimast and H&H Revolving Credit Facilities and funds generated from operations. The WHX Non-Steel Group believes that such sources can provide the WHX Non-Steel Group with the funds required to satisfy its working capital and capital expenditure requirements. External factors, such as production and demand and currency exchange rates, could materially affect the WHX Non-Steel Group or its various subsidiaries, liquidity, results of operations and financial condition.

                  The WPC Group will satisfy its working capital needs through the DIP Credit Agreement and funds generated from operations. Management has assessed WPC's liquidity position as a result of the Chapter 11 Filing and believes that WPC can continue to fund its and its subsidiaries operating activities and meet its debt and capital requirements for the foreseeable future. However, the ability of WPC to continue as a going concern is dependent upon its ability to generate future profits and cash flow, whether through the confirmation of a plan of reorganization or otherwise.

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

                  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", as amended by SAB 101A and SAB 101B, which summarizes the SEC staff's interpretations of generally accepted accounting principles related to revenue recognition and classification. During the third quarter 2000, the EITF issued EITF Consensus No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", which addresses whether certain cost items should be reported as a reduction of revenue or as a component of cost of sales and EITF Consensus No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which addresses the classification of cost incurred for shipping goods to customers. These new pronouncements are effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. Management has not yet determined the impact, if any, of the operation of these new pronouncements on the Company's financial position or results of operations.

PART II Other Information

ITEM 1. LEGAL PROCEEDINGS

        WPC Group

                 On October 27, 1998, WPC filed a complaint in Belmont County, Ohio against ten trading companies, two Japanese mills and three Russian mills alleging that it had been irreparably harmed as a result of sales of hot-rolled steel by the defendants at prices below the cost of production. WPC asked the Court for injunctive relief to prohibit such sales. On November 6, 1998, defendants removed the case from Belmont County to the US District Court for the Southern District of Ohio. WPC subsequently amended its complaint to allege violations of the 1916 Antidumping Act by nine trading companies. The amended complaint seeks treble damages and injunctive relief. The Court dismissed WPC's state law causes of action, but allowed it to proceed with its claims under the 1916 Antidumping Act. In early June 1999, the U.S. District Court issued an order holding that injunctive relief is not available as a remedy under the 1916 Antidumping Act. WPC has appealed the Court's decision to the Sixth Circuit Court of Appeals. WPC has reached out-of-court settlements with six of the nine steel trading companies named in this lawsuit. The Sixth Circuit Court ruled against WPC and the Company has elected not to seek a review by the U.S. Supreme Court of the adverse ruling by the Sixth Circuit Court of Appeals. Therefore, this case is effectively concluded.

                  The WPC Group filed a voluntary petition to reorganize their businesses under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Ohio on November 16, 2000.

        Handy & Harman

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

                 The Order institutes proceedings to determine whether the SEC should enter an order requiring the Company (a) to cease and desist from committing or causing any future violation of the rules alleged to have been violated and (b) to pay approximately $1.3 million in disgorgement of profits. The Company has filed an answer denying any violations and seeking dismissal of the proceeding. On October 6, 2000, the initial decision of the Administrative Law Judge who heard the case dismissed all charges against the Company, with the finding that the Company had not violated the law. The Division of Enforcement has filed a petition for the SEC to review the decision.

                 Summary

                  The Company is a party to various litigation matters including general liability claims covered by insurance. In the opinion of management, the ultimate outcome of such litigation matters and claims is not expected to have a material adverse effect on the financial condition or results of operations of the Company. However, it is possible that the ultimate resolution of such litigation matters and claims could have a material effect on quarterly or annual operating results when they are resolved in future periods.


ITEM 2. CONSENT SOLICITATION  10-1/2% SENIOR NOTES DUE 2005

                     WHX commenced and successfully completed on October 4, 2000 a solicitation of consents from holders of its 10 1/2% Senior Notes due 2005 (the "Notes") to amend certain covenants and other provisions of the indenture dated as of April 7, 1998 (the "Indenture") governing the Notes. A copy of a supplemental indenture reflecting such amendment (the "Supplemental Indenture") is attached as Exhibit 4.1 to this Form 10-Q. The Supplemental Indenture provides, among other things, for amendments to certain covenants which restrict the Company's ability to make restricted payments, incur additional indebtedness, make permitted investments or utilize proceeds from asset sales. The Supplemental Indenture prohibits the payment of dividends on the Company's preferred stock until October 1, 2002, and thereafter only in the event such payments satisfy certain conditions set forth in the Indenture, as amended by the Supplemental Indenture. In addition, the amendments also remove as events of default under the Indenture those relating to defaults under any mortgage, indenture or instrument by, judgments against and bankruptcy, insolvency and related filings and other events of WPC or any of its direct or indirect subsidiaries. Accordingly, the Chapter 11 filing is not an event of default under the Notes.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

                  As a result of the filing by WPC Group on November 16, 2000 of voluntary petitions for relief under Chapter 11 of Title 11 of the Bankruptcy Code, a default occurred under WPC's 9 1/4% Senior Notes due 2007 currently outstanding in the aggregate principal amount of $275 million. As of the date of this report, WPC has not paid regularly scheduled interest paymnts on such 9 1/4% Senior Notes in the total amount of $12.7 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     Not applicable.

ITEM 5.     OTHER INFORMATION

                     On November 16, 2000, the Petition Date, the WPC Group filed a voluntary petition to reorganize their businesses under chapter 11 of the Bankruptcy Code. The Chapter 11 Filing was made in the United States Bankruptcy Court for the Northern District of Ohio. To try to ensure that the WPC Group has the capital necessary to continue to operate its business as normal during the Chapter 11 Filing, members of the WPC Group entered into a DIP Credit Agreement to provide borrowings of up to $290.0 million to refinance certain obligations of the WPC Group, to provide working capital for the WPC Group and for other general corporate purposes. See "Financial Position," "Subsequent Events: Bankruptcy Filing of the WPC Group," and "Risk Factors and Cautionary Statements."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                       (a)      Ex. 27 Financial Data Schedule

                        4.1 First Supplemental Indenture dated as of October 6, 2000 to Indenture dated as of April 7, 1998 for 10-1/2% Senior Notes due 2005.

                       (b) Form 8-K filed on September 18, 2000. Form 8-K filed on September 26, 2000. Form 8-K filed on September 27, 2000. Form 8-K filed on September 29, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WHX CORPORATION


                                              /s/ Arnold Nance
                                              ----------------------------------
                                              Arnold Nance
                                              Vice President-Finance
                                              (Principal Accounting Officer)