Form 10-K
period 2000-12-31
WHX CORP
filed 2001-05-01
CIK 106618

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/         ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2000.

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

       Indicate by check mark whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant  was required to file such  reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes No |X|

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  Registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K. |X|

       Aggregate  market  value of Common  Stock held by  non-affiliates  of the
Registrant  as of March 31, 2001 was  $20,739,054,  which value,  solely for the purposes of this  calculation  excludes  shares held by  Registrant's  officers, directors,  and  their  affiliates.  Such  exclusion  should  not  be  deemed  a determination by Registrant that all such  individuals are, in fact,  affiliates of the  Registrant.  The number of shares of Common Stock issued and outstanding as of March 31, 2001 was  14,920,183,  including  244,510  shares of  redeemable
Common Stock.

                   Documents Incorporated by Reference: None.

Item 1.     Business

Overview

WHX Corporation

            WHX  Corporation   ("WHX")  is  a  holding  company  that  has  been
structured  to invest in and/or  acquire  a  diverse  group of  businesses  on a decentralized  basis.  WHX's primary  businesses  currently  are: Handy & Harman
("H&H"), a diversified  manufacturing  company whose strategic business segments encompass,  among others,  specialty wire, tubing,  and fasteners,  and precious metals plating and  fabrication;  Unimast  Incorporated  ("Unimast"),  a leading manufacturer  of steel framing and other products for commercial and residential construction;  and WHX Entertainment  Corp., a co-owner of a racetrack and video lottery  facility  located in  Wheeling,  West  Virginia.  WHX's other  business
consists  of  Wheeling-Pittsburgh   Corporation  ("WPC")  and  its  subsidiaries
including  Wheeling-Pittsburgh  Steel Corporation  ("WPSC" and together with WPC
and  its  other  subsidiaries,   the  "WPC  Group"),  a  vertically   integrated
manufacturer of value-added and flat rolled steel products.  WHX,  together with all of its subsidiaries  shall be referred to as the "Company," and WHX with its subsidiaries other than the WPC Group shall be referred to as the "WHX Group."

            Beginning in 1998 and continuing through 2000, record high levels of illegally  priced  foreign steel imports have caused a marked  deterioration  of steel  prices,  resulting  in  significant  losses and  irreparable  harm to the domestic  steel  industry.  This record high level of  illegally-priced  foreign steel imports over a three year period,  coupled with  indebtedness  incurred by the WPC Group as a result of a ten-month  work  stoppage  which ended August 12,
1997, and approximately  $200 million of capital  expenditures used to modernize its  facilities  to  increase  quality,  efficiency,  safety  and  environmental conditions,  resulted in  substantial  losses and the severe  erosion of the WPC
Group's financial position and liquidity.  These losses and erosion of liquidity occurred notwithstanding  increases in operating efficiencies resulting from the modernization of facilities, various cost saving measures and the elimination of
20% of the hourly  workforce  negotiated  in 1997.  The WPC Group  attempted  to negotiate  Steel  Emergency  Guaranteed  Loans  under a Federal  Loan  Guarantee
Program,  but such negotiations  failed to produce an agreement  satisfactory to all parties,  and in November of 2000 the WPC Group decided to reorganize  under the protection of the Federal Bankruptcy Code.

            On November  16,  2000 (the  "Petition  Date"),  the WPC Group filed petitions for relief (the  "Bankruptcy  Filing")  under Chapter 11 of the United
States  Bankruptcy Code (the "Bankruptcy  Code") in the United States Bankruptcy
Court for the Northern District of Ohio (the "Bankruptcy  Court"). The WPC Group
commenced the Chapter 11 cases in order to restructure  their  outstanding debts and to improve their access to the  additional  funding that the WPC Group needs for its continued  operations.  The WPC Group is in possession of its properties and assets and continues to manage its  businesses  with its existing  directors and  officers  as  debtors-in-possession  subject  to  the  supervision  of  the
Bankruptcy  Court. WPSC and the other members of the WPC Group are authorized to operate  their  businesses,  but may not engage in  transactions  outside of the normal course of business  without  approval,  after notice and hearing,  of the
Bankruptcy  Court.  The  Bankruptcy  Court has granted the WPC Group's motion to approve  a new $290  million  debtor-in-possession  credit  agreement  (the "DIP
Credit Agreement") provided by Citibank, N.A., as initial issuing bank, Citicorp
U.S.A., Inc., as administrative  agent, and certain lenders (the "DIP Lenders").
Pursuant to the DIP Credit Agreement, Citibank, N.A. has made term loan advances to the WPC Group up to a maximum aggregate  principal amount of $35 million.  In addition the DIP Lenders have agreed, subject to certain conditions,  to provide
the  WPC  Group  with  revolving  loans,   swing  loans  and  letter  of  credit
accommodations in an aggregate amount of up to $255 million.  The term loans and revolving  loans are secured by first priority liens on the WPC Group's  assets, subject to valid liens  existing on November  16,  2000,  and have been  granted superpriority  administrative  status,  subject to certain  carve-outs  for fees payable to the United States Trustee and professional fees. The terms of the DIP
Credit  Agreement  include cross  default and other  customary  provisions.  For additional information concerning these developments,  see Item 7 - Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations  and
Notes A, H, and K to the Consolidated Financial Statements.

Handy & Harman

            WHX acquired H&H in April 1998.  H&H's  business  groups are the (a)
manufacturing and selling of non-precious metal wire, cable and tubing products, primarily  stainless steel and specialty alloy; (b) manufacturing and selling of precious  metals  products and  precision  electroplated  materials  and stamped parts; and (c) manufacturing and selling of other specialty products supplied to the roofing,  construction,  natural gas, electric, and water industries.  H&H's products  are sold to  industrial

users in a wide range of  applications  which include the electric,  electronic, automotive original equipment, computer equipment, oil, refrigeration,  utility, telecommunications, medical and other energy related industries.

            Historically,  until commencing a  diversification  program in 1966,
H&H was engaged  primarily in the  manufacture of silver and gold alloys in mill forms and the  refining of precious  metals from jewelry and  industrial  scrap.
H&H's markets were largely among silversmiths and manufacturing jewelers,  users of silver  brazing  alloys,  and  manufacturers  who  required  silver  and gold primarily for the  properties  of those  metals.  H&H publishes a daily New York price for its purchases of silver and gold and also  publishes a daily price for its fabricated  silver and gold.  The silver price is recognized,  relied on and used by others throughout the world. The diversification program has added lines of precious  metals  products and various  specialty  manufacturing  operations, including  stainless steel and specialty  metal alloy  products,  for industrial users in a wide range of applications described above.

Unimast

            In March 1995, the Company acquired Unimast, a leading  manufacturer of steel framing and related accessories for commercial and residential building construction.  Unimast  uses  galvanized  steel  to  manufacture  steel  framing components for wall, floor and roofing systems, in addition to other roll formed expanded metal construction accessories.

WHX Entertainment

            In October 1994,  WHX  Entertainment,  a wholly owned  subsidiary of
WHX,  purchased  a 50%  interest  in the  operations  of  Wheeling-Downs  Racing
Association  ("Wheeling-Downs")  from Sportsystems  Corporation.  Wheeling-Downs operates a greyhound  racetrack and video lottery  facility located in Wheeling,
West Virginia.

WPC Group

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

Business Strategy

            WHX's  business   strategy  has  been  to  enhance  the  growth  and
profitability of each of its businesses and to build upon the strengths of those businesses through product line and other strategic acquisitions.

            H&H will  continue to focus on high margin  products and  innovative technology, while seeking growth through strategic acquisitions.  H&H's business strategy is to limit  exposure to low margin,  capital-intensive  businesses and focus on high  margin  strategic  businesses.  In the mid 1990s,  H&H exited its commodity  automotive OEM and precious metal refining  businesses,  and with its strong brand name and  customer  recognition,  expanded in specialty  metals and materials product markets. H&H focuses on its materials engineering expertise to expand production of higher value-added products.

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

            WHX  Entertainment  is a joint  venture  partner  with  Sportsystems
Corporation,   which  provides  the  operating  management  for  the  day-to-day operations  and sets the  strategic  direction to fully  maximize the  venture's position in the emerging  gaming  market in the State of West  Virginia.  During
2000, the joint venture expanded the gaming facility by approximately 34,000-sq.
ft. and, in so doing,  increased its gaming capacity by approximately 480 gaming terminals,  bringing its total to 1,200 gaming terminals. The joint venture will benefit from this expansion in 2001 as these additional  machines are in use for the full fiscal year.

            The WPC Group is engaged in discussions with the official committees of  creditors  in the Chapter 11 cases,  with the  ultimate  aim of  proposing a
Chapter 11 plan of reorganization.

Products and Product Mix

Handy & Harman

            H&H  manufactures  a wide  variety  of  non-precious  metal wire and tubing products. Small-diameter precision-drawn tubing fabricated from stainless steel,  nickel  alloy and carbon and alloy  steel is  produced in many sizes and shapes  to  critical  specifications  for  use in the  semiconductor,  aircraft,
petrochemical,   automotive,   appliance,   refrigeration  and   instrumentation
industries.  Additionally,  tubular  product  is  manufactured  for the  medical industry  for use as  implants,  surgical  devices and  instrumentation.  Nickel alloy,  galvanized  carbon steel and stainless steel wire products  redrawn from rods are produced for such diverse applications as bearings, cable lashing, hose reinforcement,  nails,  knitted mesh, wire rope, cloth, air bags and antennas in
the  aerospace,   automotive,   chemical,   communications,   marine,   medical,
petrochemical, welding and other industries.

            H&H's precious metals activities include the fabrication of precious metals and their alloys into wire and rolled products, powders and grain and the utilization of precious metals in precision  electroplating.  H&H's profits from precious  metal  products are derived from the "value added" of  processing  and fabricating  and not from  the  purchase  and  resale  of  precious  metals.  In accordance  with general  practice in the  industry,  prices to customers  are a composite of two factors:  (1) the value of the  precious  metal  content of the product and (2) the "fabrication value", which includes the cost of base metals, labor,  overhead,  financing and profit.  Fabricated precious metals are used in many  applications  including  brazing,  arts and contact  materials  for a wide variety of industries  including  aerospace,  electronics,  appliance,  nuclear, automotive, jewelry, electrical, medical and silversmithing.

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

Unimast

            Unimast,  a  leading  manufacturer  of  steel  framing  and  related accessories  for  residential  and  commercial  building  construction,  shipped approximately  315,000 tons of steel  products in 2000 and 294,000 tons in 1999.
Unimast uses galvanized steel to manufacture steel framing  components for wall, floor and  roofing  systems,  in addition to other  roll-formed  expanded  metal construction accessories. Unimast also uses non-prime galvanized substrate for a material portion of its requirements,  which historically provided the WPC Group with an additional  outlet for some portion of its non-prime  products.  Unimast has facilities in Joliet, Illinois;  Warren, Ohio; McDonough,  Georgia; Baytown,
Texas;  Boonton,  New Jersey;  New Brighton,  Minnesota;  Brooksville and Miami,
Florida; Goodyear, Arizona and East Chicago, Indiana.

WPC Group

The  table  below  reflects  the  historical  product  mix of  WPC's  shipments, expressed as a  percentage  of tons  shipped  compared to 1999 and  earlier-year levels:

                                                             Historical Product Mix
                                                             Year Ended December 31
                                                -----------------------------------------------
Product Category:                                 2000      1999      1998     1997(1)   1996(1)
                                                -------   -------   -------   -------   -------
Higher Value-Added Products:
   Cold Rolled Products--Trade                    13.6%     10.6%     11.0%      5.6%      8.4%
   Cold Rolled Products--Wheeling-Nisshin         13.9      19.4      19.0       7.7      16.6
   Coated Products                                11.5      16.0      17.5      12.3      21.5
   Tin Mill Products                              10.0       9.8       7.1       3.3       7.5
   Fabricated Products                            19.6      15.4      15.6      39.0      17.9
                                                -------   -------   -------   -------   -------
Higher Value-Added Products as a percentage       68.6%     71.2%     70.2%     67.9%     71.9%
  of total shipments
Hot Rolled Products                               30.9      28.8      29.5      20.0      28.1
Semi-Finished                                      0.5       --        0.3      12.1       --
                                                -------   -------   -------   -------   -------
Total                                            100.0%    100.0%    100.0%    100.0%    100.0%
                                                =======   =======   =======   =======   =======
Average Net Sales Per Ton                       $475      $461      $511      $590      $543

(1)         The allocation among product categories was affected by the strike.

Set forth below is a description of the Company's major customer categories:

WPC

            Products  produced by WPC are described  below.  These  products are sold directly to  third-party  customers,  and to  Wheeling-Nisshin  (as defined below) and OCC (as defined below) pursuant to long-term supply agreements.

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

            Tin Mill  Products.  Tin mill  products  consist of  blackplate  and tinplate.  Blackplate is a cold-rolled  substrate  (uncoated),  the thickness of which is less than .0142 inches, and is utilized  extensively in the manufacture of pails and shelving and sold to OCC for the manufacture of tinplate  products.
Tinplate is produced by the  electro-deposition of tin to a blackplate substrate and is utilized principally in the manufacture of food,  beverage,  general line and aerosol containers.  While the majority of WPC's sales of these products are concentrated  in container  markets,  WPC also markets  products for  automotive applications,  such as oil filters and gaskets.  WPC has phased out its existing tin mill  facilities  and produces all of its tin-coated  products  through OCC.
OCC's $69 million tin coating mill,  which  commenced  commercial  operations in
January 1997,  has a nominal  annual  capacity of 250,000 net tons.  WPC has the right to supply up to 230,000 tons of the  substrate  requirements  of the joint venture through the year 2012,  subject to quality  requirements and competitive pricing. WPC is the exclusive distributor of all of the joint venture's product.
However,  Nittetsu Shoji America ("Nittetsu"),  a U.S. based tin plate importer, has agreed to market  approximately  70% of the product as a distributor for WPC pursuant to an agreement which was approved by the Bankruptcy Court on March 30,
2001.  Prior  to the  approval  of such  agreement,  Nittetsu  had  been a sales representative for approximately 25% of OCC's product.

            Hot-Rolled Products.  Hot-rolled coils represent the least processed of  WPC's  finished  goods.  Approximately  69%  of  WPC's  2000  production  of hot-rolled  production was further processed into value-added finished products.
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

Wheeling-Nisshin

            WPC  owns  a  35.7%  equity  interest  in   Wheeling-Nisshin,   Inc.
("Wheeling-Nisshin")  which is a joint venture between WPC and Nisshin  Holding,
Incorporated,  a wholly owned subsidiary of Nisshin Steel Co., Ltd. ("Nisshin").
Wheeling-Nisshin   is  a   state-of-the-art   processing   facility  located  in
Follansbee,  West Virginia which produces  among the  lightest-gauge  galvanized steel  products  available in the United States.  Wheeling-Nisshin  products are marketed through trading companies,  and its shipments are not consolidated into
WPC's shipments.

            Wheeling-Nisshin  has capacity to produce  over 700,000  annual tons and can offer the lightest-gauge  galvanized steel products  manufactured in the
United States for construction,  heating,  ventilation and  air-conditioning and after-market automotive applications.

            WPC's amended and restated  supply  agreement with  Wheeling-Nisshin expires in 2013. Pursuant to the amended supply agreement, WPC provides not less than 75% of Wheeling-Nisshin's steel substrate requirements,  up to an aggregate maximum of 9,000 tons per week,  subject to  product  quality  requirements  and competitive  pricing.  Shipments of cold-rolled steel by WPC to Wheeling-Nisshin were approximately  330,000 tons, or 14% of WPC's total tons shipped in 2000 and approximately  473,000  tons,  or 19.4% in 1999.  Pursuant  to the  terms of the agreements  between  WPC and  Nisshin,  for the 180  day  period  following  the
Petition   Date,   Nisshin  has  the  right  to  purchase   WPC's   interest  in
Wheeling-Nisshin for the fair value price to be agreed upon by the parties or as otherwise  determined  by a third party if the parties  cannot  agree.  To date,
Nisshin has not exercised such right.

Ohio Coatings Company

            WPC has a 50% equity  interest  in Ohio  Coatings  Company  ("OCC"), which is a joint  venture  between WPC and Dong Yang Tinplate  America,  Inc., a
leading  South   Korea-based   tin  plate   producer.   Nittetsu  Shoji  America
("Nittetsu"),  a U.S.-based tinplate importer,  holds non-voting preferred stock in OCC. OCC commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic  electro-tin  plating facility  constructed in the past 30 years.  WPC produces all of its tin coated products through OCC. As part of the joint venture  agreement,  WPC has the right to supply up to 230,000 tons of the substrate  requirements of OCC through the year 2012,  subject to quality requirements and competitive pricing. WPC is the exclusive distributor of all of
OCC's products.  However, Nittetsu has agreed to market approximately 70% of the product as a distributor  for the WPC Group  pursuant to an agreement  which was approved by the  Bankruptcy  Court on March 30,  2001.  Prior to the approval of such agreement,  Nittetsu had been a sales  representative for approximately 25%
of OCC's product.  In 2000 and 1999, OCC had an operating income of $3.8 million and $2.1 million, respectively.

Customers

Handy & Harman

            H&H is diversified across both industrial markets and customers. H&H
sells  to  the  electronics,   telecommunications,   semi-conductor,   computer,
aerospace,  home  appliance OEM,  automotive,  construction,  utility,  medical,
silversmith,   and  general  manufacturing  industries.  In  2000,  no  customer accounted for 5% of H&H's sales.

Unimast

            Unimast  is a leading  manufacturer  of steel  framing  and  related accessories for residential and commercial building construction.  ___ Unimast's
10 largest  customers  accounted for approximately 38% of its net sales in 1998,
38.1% in 1999 and 37.2% in 2000. One customer accounted for 13.3%, 13% and 14.2%
of net sales in 1998, 1999 and 2000, respectively.

WPC Group

            WPC  markets  an  extensive  mix  of  products  to a wide  range  of manufacturers,  converters and processors.  The WPC Group's 10 largest customers
(including  Wheeling-Nisshin) accounted for approximately 39.7% of its net sales in 1998, 43.7% in 1999, and 38.7% in 2000. Wheeling-Nisshin accounted for 10.9%,
16.2%  and  14.6%  of  net   sales  in  2000,   1999  and  1998,   respectively.
Geographically,  the majority of the WPC Group's  customers are located within a
350-mile radius of the Ohio Valley.  However,  the WPC Group has taken advantage of its  river-oriented  production  facilities  to market  via  barge  into more distant locations such as the Houston, Texas and St. Louis, Missouri areas.

            Shipments  historically  have been  concentrated  within seven major market  segments:  steel service centers,  converters/processors,  construction, agriculture, container, automotive, and appliances. The overall participation in the construction and the converters/processors markets substantially exceeds the industry  average and its reliance on automotive  shipments,  as a percentage of total shipments is substantially less than the industry average.

                        Percent of Total Net Tons Shipped
                                           Year Ended December 31,
                                --------------------------------------------
                                2000     1999     1998     1997(1)   1996(1)
                                -----    -----    -----    -------   -------

Steel Service Centers             33%      30%      29%      32%       26%
Converters/Processors (2)         24       27       32       16        25
Construction                      21       19       19       31        22
Agriculture                        5        5        6       14         7
Containers (2)                    11       11        8        2         7
Automotive                         1        1        1        2         5
Appliances                         2        3        2        2         4
Exports                           --        1        1       --         1
Other                              3        3        2        1         3
                                -----    -----    -----    -----     -----
Total                            100%     100%     100%     100%      100%
                                =====    =====    =====    =====     =====

(1)         The allocation among customer categories was affected by the strike.

(2)         Products shipped to Wheeling-Nisshin  and OCC are included primarily in the Converters/Processors and Containers markets, respectively.

            Set forth below is a  description  of the Company's  major  customer categories:

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

            Converters/Processors.    The   growth   of    shipments    to   the
converters/processors  market is  principally  attributable  to the  increase in shipments of cold-rolled  products to  Wheeling-Nisshin,  which uses cold-rolled coils as a substrate  to  manufacture  a variety of coated  products,  including hot-dipped  galvanized and aluminized  coils for the  automotive,  appliance and construction markets. As a result of the second line expansion,  the WPC Group's shipments to  Wheeling-Nisshin  increased  significantly  beginning in 1993. The converters/processors  industry  also  represents  a major  outlet for their hot rolled  products,  which are converted into finished  commodities  such as pipe, tubing and cold rolled strip.

            Construction. The shipments to the construction industry are heavily influenced by fabricated  product sales.  WPC services the  non-residential  and agricultural  building and highway industries,  principally through shipments of hot dipped  galvanized  and painted cold rolled  products.  WPC has been able to market its products into broad  geographical  areas due to its numerous regional facilities.

            Agriculture.   The   shipments  to  the   agricultural   market  are
principally  sales of roll-formed,  corrugated  sheets which are used as roofing and siding in the  construction  of barns,  farm machinery  enclosures and light commercial buildings.

            Containers.  The vast majority of shipments to the container  market are  concentrated  in tin mill products,  which are utilized  extensively in the manufacture  of food,  aerosol,  beverage and general line cans.  The  container industry  has  represented  a stable  market.  The balance of  shipments to this market consists of cold-rolled  products for pails and drums. As a result of the
OCC joint  venture,  the WPC Group phased out its  existing tin mill  production facilities. WPC and Nittetsu distribute tin products produced by OCC.

            Automotive. Unlike the majority of its competitors, the WPC Group is not heavily dependent on shipments to the automotive industry.  However, the WPC
Group has established higher value-added niches in this market,  particularly in the area of hot-dipped  galvanized products for deep drawn automotive  underbody parts.  In addition,  the WPC Group has been a supplier of tin mill products for automotive applications, such as oil filters and gaskets.

            Appliances.  The shipments to the appliance  market are concentrated in hot-dipped galvanized, electrogalvanized and hot-rolled coils. These products are  furnished  directly  to  appliance  manufacturers  as well as to  blanking, drawing and stamping  companies that supply OEMs. The WPC Group has concentrated
on   niche    product    applications    primarily    used   in    washer/dryer,
refrigerator/freezer and range appliances.

Raw Materials

Handy & Harman

            The raw  materials  used  by H&H in its  precious  metal  operations consist principally of silver, gold, copper, cadmium, zinc, nickel, tin, and the platinum group metals in various forms.  Silver,  gold and palladium  constitute the major portion of the value of the raw materials involved.  H&H purchased all of its  precious  metals at free market  prices from either  customers,  primary producers or bullion  dealers.  The prices of silver,  gold,  and  palladium are subject to  fluctuations  and are  expected  to continue to be affected by world market conditions. Nonetheless, H&H has not experienced any problem in obtaining the necessary quantities of raw materials and, in the normal course of business, receives  precious  metals  from  suppliers  and  customers.  These  metals  are returnable in fabricated or commercial bar form under agreed-upon  terms.  Since precious  metals are fungible,  H&H does not physically  segregate  supplier and customer metals from its own inventories. Therefore, to the extent that supplier or customer  metals are used by H&H, the amount of inventory  which H&H must own is reduced.  All precious metal raw materials are readily available from several sources.  It is H&H's operating  policy to maintain its precious metal inventory levels  under the last in,  first out ("LIFO")  method of  accounting.  Precious metals are purchased at the same prices and quantities as selling commitments to customers.  From  time-to-time,  management  reviews the  appropriate  inventory levels and may elect to make adjustments.

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

Unimast

            Unimast's raw material  requirements consist primarily of galvanized steel coils,  which are readily available on the open market.  Unimast purchases its steel  requirements  from major  domestic  steel  producers  throughout  the country,  including WPC. The price for steel coils tends to fluctuate during the year due to changes in the domestic and international marketplaces.  Unimast has not experienced any problems in obtaining the necessary quantities of steel from its  suppliers,  which totaled over 315,000 tons for the year ended December 31,
2000.

WPC Group

            The WPC Group has the right under the  Bankruptcy  Code,  subject to
Bankruptcy Court approval and certain other conditions,  to assume or reject any pre-petition  executory contracts and unexpired leases. Parties affected by such rejections may file pre-petition  claims with the Bankruptcy Court in accordance with  bankruptcy  procedures.  In the  following  discussion,  certain  existing contracts of the WPC Group are described  without  attempting to predict whether such contracts ultimately will be assumed or rejected in the Chapter 11 cases.

            The WPC Group has a long term  contract to purchase a minimum of 75%
of its iron ore needs through 2009. The iron ore price is based upon  prevailing world market prices.  The WPC Group generally  consumes  approximately 3 million gross tons of iron ore pellets in its blast furnace annually. The WPC Group will obtain the balance of its iron ore from spot and medium-term purchase agreements at  prevailing  world market  prices.  The WPC Group's  12.5%  equity  ownership interest in Empire Iron Mining Partnership was terminated in November of 2000.

            The WPC Group has a long-term supply agreement with a third party to
provide  the  WPC  Group  with  a   substantial   portion  of  the  WPC  Group's
metallurgical  coal requirements at competitive  prices.  The WPC Group's coking operations require a substantial amount of metallurgical coal.

            The WPC Group currently  produces coke in excess of its requirements and typically consumes generally all of the resultant  by-product coke oven gas.
In 2000,  approximately  1.6  million  tons of coking  coal was  consumed in the production  of blast  furnace  coke by the WPC  Group.  The WPC Group  sells its excess coke and coke oven by-products to third-party trade customers.

            The WPC Group's  operations  require  material  amounts of other raw materials,  including limestone, oxygen, natural gas and electricity.  These raw materials are readily  available  and are purchased on the open market.  The WPC
Group is presently  dependent on external steel scrap for approximately 8.75% of its steel melt. The cost of these materials has been  susceptible in the past to price  fluctuations,  but  worldwide  competition  in  the  steel  industry  has frequently  limited the ability of steel  producers  to raise  finished  product prices to recover higher material costs. Certain of the WPC Group's raw material supply  contracts  provide  for  price  adjustments  in the  event of  increased commodity or energy prices.

Backlog

            Unimast order backlog at December 31, 2000 was  approximately  6,000 tons, as compared to 7,500 tons at December 31, 1999.

            H&H has no material backlog.

            The WPC Group's  order  backlog was 266,809 net tons at December 31,
2000,  compared to 375,883 net tons at December 31, 1999.  All orders related to the backlog at December  31,  2000 are  expected to be shipped  during the first half of 2001,  subject to delays at the  customers'  request.  The order backlog represents orders received but not yet completed or shipped.  In times of strong demand,  a higher  order  backlog may allow the  Company to increase  production runs, thereby enhancing production efficiencies.

Capital Investments

            The Company  believes  that its  operating  business  segments  must continuously  strive to improve  productivity and product  quality,  and control manufacturing costs, in order to remain competitive.  Accordingly, the Company's business segments are committed to making necessary capital investments with the objective of reducing  overall  manufacturing  costs,  improving  the quality of products  produced and broadening the array of products offered to the Company's several markets. H&H and Unimast's capital expenditures  (including  capitalized interest) for 2000 were approximately $33.4 million.  From 1996 to 2000, capital expenditures  aggregated  approximately $76.1 million.  H&H capital expenditures included in this total are $47.5 for 1998 to 2000,  reflecting WHX's acquisition in 1998. This level of capital  expenditures  was needed to maintain  productive
capacity,   improve   productivity  and  upgrade  selected  facilities  to  meet competitive  requirements and maintain  compliance with  environmental  laws and regulations.  The Company anticipates  funding its capital  expenditures for the
WHX Group in 2001 from cash on hand,  funds  generated by  operations  and funds available under the revolving credit

facilities at H&H and Unimast. The Company anticipates that capital expenditures for H&H and Unimast will approximate depreciation, on average, over the next few years.

            The WHX  Group  has no  obligation  to fund  any of the WPC  Group's future capital  expenditures,  and does not  anticipate  doing so. The WPC Group anticipates  that it will  fund its  capital  expenditures  in 2001 from cash on hand,  funds  generated by operations and funds  available  under the DIP Credit
Agreement.  It is anticipated that capital expenditures will be minimized during the Chapter 11 proceedings  until liquidity is sufficient and stabilized.  There can be no assurance that such funds will be sufficient to fund required  capital expenditures.  The  WPC  Group's  capital  expenditures  (including  capitalized interest) for 2000 were approximately  $97.3 million,  including $3.4 million on
environmental   projects.   From  1996  to  2000  such  expenditures  aggregated
approximately  $268  million.  In the event that the WPC Group is unable to fund its  environmental  capital  expenditures,  claims may be made  against  WHX for payment of such costs.

Energy Requirements

            Many of the Company's major facilities at both the WHX Group and the
WPC Group that use natural  gas have been  equipped  to use  alternative  fuels.
During 2000, coal constituted  approximately 69% of the WPC Group's total energy consumption,  natural  gas 25%  and  electricity  6%.  The  Company  continually monitors  its  operations  regarding  potential  equipment  conversion  and fuel substitution to reduce energy costs.

Employment

            Total  active  employment  of  the  Company  at  December  31,  2000 aggregated  6,991  employees.  At December  31, 2000,  H&H had 2,381  employees,
Unimast had 675 employees and the WPC Group had 3,935 employees.

            Of  the  3,056  employees  of  the  WHX  Group,  934  were  salaried employees,  873 were covered by collective  bargaining agreements and 1,249 were non-union operating employees.

            Of the 3,935 employees of the WPC Group,  2,866 were  represented by the United  Steel  Workers of America  ("USWA"),  85 by other  unions,  925 were salaried employees and the remainder of 59 were non-union  operating  employees.
On August 12, 1997, WPSC and USWA entered into a five-year labor agreement.

            In light of the Chapter 11 cases, the USWA has agreed temporarily to waive  certain  provisions  of the  collective  bargaining  agreement  regarding guaranteed employment and temporarily to postpone certain "gainsharing" payments that otherwise would be due.

Competition

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

Unimast

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

WHX Entertainment

            Wheeling-Downs  is the  largest  pari-mutuel  greyhound  racing  and related video lottery gaming facility in West Virginia.  Besides  competing with other companies in the gaming industry and state lotteries,  Wheeling-Downs must also compete for recreational  dollars with various other forms of entertainment such as professional and collegiate sporting events, theme parks, and theatrical productions.  In addition,  as technology  improves it may face competition from entities  simulcasting  dog and horse  races from around the country and various forms of wagering over the Internet. Finally,  legislation may be enacted in the future which liberalizes state gaming laws,  allowing for more entrants into the industry in West Virginia and greater competition.

WPC Group

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

            As the single largest steel consuming  country in the western world, the United States has long been a favorite  market of steel  producers in Europe and Japan. In addition,  steel  producers from Korea,  Taiwan,  and Brazil,  and other large economies such as Russia and China,  have also recognized the United
States as a target market. Steel imports of flat-rolled products as a percentage of domestic  apparent  consumption,  excluding  semi-finished  steel,  have been approximately  20% in 1997,  27% in 1998,  23% in 1999 and 23% in 2000.  Imports
surged  in 1998 due to severe  economic  conditions  in  Southeast  Asia,  Latin
America,  Japan and Russia,  among  others.  Average  import  customs  values in
December 2000  continued to be depressed  with the average  import value of some key finished  steel  products  below  values  reported in the depths of the 1998 crisis.  World steel demand, world export prices, U.S. dollar exchange rates and the international  competitiveness  of the domestic steel industry have all been factors in these import levels.

            Total annual steel  consumption  in the United States has fluctuated between 88 million and  slightly  over 117 million  tons since 1991. A number of steel  substitutes,  including  plastics,  aluminum,  composites and glass, have reduced the growth of domestic steel consumption.

Item 2.           Properties

Handy & Harman

            H&H has 23 active  operating  plants in the United  States,  Canada,
England,  Denmark and Singapore  (50% owned) with a total area of  approximately
1,795,000 square feet, including warehouse, office and laboratory space, but not including  the plant used by the  Singapore  operation.  H&H also owns or leases sales,  service and warehouse  facilities  at two other  locations in the United
States (which,  with H&H's general  offices,  have a total area of approximately
53,000 square feet) and owns nine non-operating or discontinued locations with a total area of approximately 507,000 square feet. H&H considers its manufacturing plants and services  facilities to be well maintained and efficiently  equipped, and  therefore  suitable for the work being done.  The  productive  capacity and extent of  utilization  of its  facilities is dependent in some cases on general business  conditions and in other cases on the seasonality of the utilization of its  products.  Capacity  can be expanded  readily to meet  additional  demands.
Manufacturing  facilities of H&H are located in: Fort Smith, Arkansas;  Fontana,
California; Toronto, Canada; Fairfield,  Connecticut; Camden, Delaware; Kolding,
Denmark;   Liversedge,   England;   Evansville   and   Indianapolis,    Indiana;
Cockeysville,  Maryland;  Agawam and  Westfield,  Massachusetts;  Middlesex  and
Willingboro,  New Jersey;  Canastota  and Oriskany,  New York;  Tulsa and Broken
Arrow,  Oklahoma;  Norristown,  Pennsylvania;  East  Providence,  Rhode  Island;
Cudahy, Wisconsin; and Singapore (50% owned).

            All plants are owned in fee except for the  Canastota,  Fort  Smith,
Middlesex, and Westfield plants, which are leased.

Unimast

            Unimast has owned facilities  located at Joliet,  Illinois;  Warren,
Ohio; and Boonton,  New Jersey;  and has leased facilities located at McDonough,
Georgia;  Baytown,  Texas;  New  Brighton,  Minnesota;  Brooksville  and  Miami,
Florida; Goodyear, Arizona; and East Chicago, Indiana.

WHX Entertainment

            WHX   Entertainment,   through  its  joint   venture   ownership  in
Wheeling-Downs  Racing  Association,  owns  a  greyhound  racetrack  and  gaming facility in Wheeling, West Virginia.

WPC Group

            The WPC Group has one raw steel  producing  plant and various  other finishing and fabricating facilities.  The Steubenville complex is an integrated steel producing  facility located at Steubenville  and Mingo Junction,  Ohio and
Follansbee, West Virginia. The Steubenville complex includes coke oven batteries that produce all coke  requirements,  two operating  blast  furnaces,  two basic oxygen  furnaces,  a  two-strand  continuous  slab  caster  with an annual  slab production capacity of approximately 2.8 million tons, an 80-inch hot strip mill and  pickling  and  coil  finishing  facilities.  The  Ohio  and  West  Virginia locations,  which are  separated by the Ohio River,  are connected by a railroad bridge owned by WPC. A pipeline is maintained  for the transfer of coke oven gas for  use  as  fuel  from  the  coke  plant  to  several  other  portions  of the
Steubenville  complex.  The Steubenville  complex primarily produces  hot-rolled products,  which are  either  sold to third  parties  or shipped to other of the
Company's facilities for further processing into value-added products.

            The  following  table  lists the other  principal  plants of the WPC
Group and the annual capacity of the major products produced at each facility:

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

            All of the  above  facilities  currently  owned by the WPC Group are regularly  maintained  in good  operating  condition.  However,  continuous  and substantial  capital and maintenance  expenditures  are required to maintain the operating  facilities,  to  modernize  finishing  facilities  in order to remain competitive and to meet environmental control requirements.

            The WPC Group  has  fabricated  product  facilities  at Fort  Payne,
Alabama;  Houston,  Texas; Lenexa, Kansas;  Louisville,  Kentucky;  Minneapolis,
Minnesota;  Warren,  Ohio; Gary,  Indiana;  Emporia,  Virginia;  Grand Junction,
Colorado;  Klamath Falls and Brooks, Oregon; Chehalis,  Washington;  Brandenton,
Florida; Fallon, Nevada; Binghamton, New York; and Rankin, Pennsylvania.

            The WPC Group maintains regional sales offices in Atlanta,  Chicago,
Detroit,  Philadelphia,  Pittsburgh and its corporate  headquarters in Wheeling,
West Virginia.

Item 3.           Legal Proceedings

WHX Group

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
The United States Attorney's office is also conducting a criminal  investigation relating to this matter and Strandflex is a target of the criminal investigation under title 18 of the United States Code ss.287  (Submitting  False Claims) with the  focus of the  investigation  appearing  to be  whether  wire  rope  sold to government  agencies,  either  directly or  indirectly,  was  misrepresented  by
Strandflex as meeting MILSPEC specifications. On March 7, 2000, H&H was informed by the U.S.  Attorney that absent a negotiated  settlement,  the government will seek a criminal  indictment and  unspecified  civil damages against H&H based on
161 sales of wire rope by Strandflex  during the period June, 1995 to July 1998.
H&H has  entered  into  discussion  with the United  States  Attorney  to seek a negotiated  settlement of all criminal and civil claims.  Those  discussions are ongoing. Strandflex is cooperating in the investigation and has produced various
documents,   including   testing   data,   sales   records  and   internal   H&H
correspondence.  There are no known incidents of any Strandflex wire failing and causing personal or property damages in any application.  Settlement  discussion are  continuing  with the  government.  The Company  believes  it is  adequately reserved for this settlement. Annual sales of this product were $209,185 in 1999 and $100,725 in 2000.

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

            The Order institutes proceedings to determine whether the SEC should enter an order  requiring the Company (a) to cease and desist from committing or causing any future  violation of the rules alleged to have been violated and (b)
to pay approximately $1.3 million in disgorgement of profits.  The Company filed an answer  denying any violations and seeking  dismissal of the  proceeding.  On
October 6, 2000, the initial decision of the  Administrative Law Judge who heard the case  dismissed all charges  against the Company,  with the finding that the
Company  had not  violated  the law.  The  Division of  Enforcement  has filed a petition for the SEC to review the decision and a brief,  but only as to the All
Holders Rule Claim. The Commission,  however, has authority to review any issues on its own accord. WHX has filed its opposition brief.

General Litigation

            The WHX Group is a party to  various  litigation  matters  including general  liability  claims  covered by insurance.  In the opinion of management, such claims are not expected to have a material  adverse effect on the financial condition or results of operations of the Company.  However, it is possible that the  ultimate  resolution  of such  litigation  matters and claims  could have a material adverse effect on quarterly or annual  operating  results when they are resolved in future periods.

The WPC Group

Bankruptcy Filing

            On November 16, 2000, the WPC Group filed petitions for relief under
Chapter 11 of the Bankruptcy Code in the United States  Bankruptcy Court for the
Northern District of Ohio. The WPC Group commenced the Chapter 11 cases in order to  restructure  their  outstanding  debts and to  improve  their  access to the additional  funding that the WPC Group needs for its continued  operations.  The
WPC Group is in possession of its  properties and assets and continues to manage its businesses with its existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy  Court.  WPSC and the other members of the WPC Group are authorized to operate their businesses,  but may not engage in transactions outside of the normal course of business without approval, after notice and hearing,  of the Bankruptcy Court. In the Bankruptcy  Filing, the WPC
Group may, with Bankruptcy Court approval,  sell assets and settle  liabilities, including  for amounts other than those  reflected in the financial  statements.
The  administrative  and  reorganization  expenses resulting from the Bankruptcy
Filing  will  unfavorably  affect  results  of the WPC Group.  Moreover,  future results may be adversely affected by other claims and factors resulting from the
Bankruptcy Filing. For additional information concerning these developments, see
Item 7 - Management's Discussion and Analysis of Financial Condition and Results
of Operations and Notes A, H, and K to the Consolidated Financial Statements.

Environmental Matters

            WPC,  as  are  other   industrial   manufacturers,   is  subject  to
increasingly  stringent standards relating to the protection of the environment.
In order to facilitate  compliance with these environmental  standards,  WPC has incurred capital  expenditures for  environmental  control projects  aggregating
$9.5 million,  $7.7 million and $3 million for 1998, 1999 and 2000 respectively.
WPC anticipates  spending  approximately $26.9 million in the aggregate on major environmental  compliance projects through the year 2003,  estimated to be spent as follows:  $10.8  million in 2001,  $11.3  million in 2002 and $4.8 million in
2003. Due to the possibility of unanticipated factual or regulatory developments and the Bankruptcy Filing, the amount and timing of future expenditures may vary substantially from such estimates.

            In addition,  the  treatment  of  environmental  liabilities  in the pending  Chapter 11 cases may differ  depending on whether such  liabilities are determined to be "pre-petition" or "post-petition" liabilities of the WPC Group.
It is not  possible  or  appropriate  to predict how  environmental  liabilities ultimately  may be  classified in the WPC Group's  Chapter 11 cases,  and in the following  discussion  the WPC Group has not  attempted to  distinguish  between pre-petition and post-petition liabilities.

            WPC has been identified as a potentially responsible party under the
Comprehensive Environmental Response,  Compensation and Liability Act ("CERCLA")
or similar state  statutes at several  waste sites.  WPC is subject to joint and several liability imposed by CERCLA on potentially  responsible  parties. Due to
the  technical  and  regulatory   complexity  of  remedial  activities  and  the
difficulties  attendant  to  identifying  potentially  responsible  parties  and allocating  or  determining  liability  among them,  WPC is unable to reasonably estimate the ultimate cost of compliance  with CERCLA laws. WPC believes,  based upon  information  currently  available,  that its  liability  for  clean-up and remediation  costs in connection with the Buckeye  Reclamation  Landfill will be between  $1.5  million  and $2 million.  At five other  sites  (MIDC  Glassport,

Tex-Tin, Breslube Penn, Four County Landfill and Beazer) WPC estimates the costs to  approximate  $500,000.  WPC is  currently  funding its share of  remediation costs.

            The Clean Air Act  Amendments of 1990 (the "Clean Air Act") directly affect the operations of many of WPC's facilities,  including coke ovens. WPC is presently in compliance with the provisions of the Clean Air Act. However, under the Clean  Air Act,  coke  ovens  generally  will be  required  to  comply  with progressively  more  stringent  standards  that will  result in an  increase  in environmental capital expenditures and costs for environmental  compliance.  The forecasted  environmental  expenditures  include  amounts  that will be spent on projects relating to compliance with these standards.

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

            In  June  1995,  the  EPA  informally  requested  corrective  action affecting other areas of the Follansbee facility.  The EPA sought to require WPC to perform a site  investigation of the Follansbee plant. WPC actively contested the EPA's jurisdiction to require a site investigation,  but subsequently agreed to comply with a final  administrative  order  issued by the EPA in June 1998 to conduct a Resource Conservation and Recovery Act ("RCRA") Facility Investigation
("RFI") to determine the nature and extent of soil and groundwater contamination and appropriate clean up methods.  WPC anticipates  spending up to $1 million in year  2001 for  sampling  at the  site.  It is also  expected  that  remediation measures will be necessary.  Such measures  could commence as early as 2002 with the  expenditure  of $1  million  or  more.  Until  the EPA  responds  to  WPC's investigation  report,  the  full  extent  and  cost of  remediation  cannot  be ascertained.

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

            In March  1993,  the EPA  notified  WPC of Clean Air Act  violations alleging  particulate  matter  and  hydrogen  sulfide  emissions  in  excess  of allowable  concentrations  at WPC's  Follansbee coke plant. In January 1996, the
EPA and the Company  entered  into a consent  decree.  Although WPC has paid the civil penalties due pursuant to the terms of the consent  decree,  WPC continues to accrue stipulated  penalties to such consent decree. As of December 2000, WPC has accrued stipulated penalties of approximately $3.5 million.

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

            As part of WPC's effort to resolve disputed  enforcement issues with
Ohio EPA and the Ohio Attorney  General  related to the June 1999  lawsuit,  WPC agreed to file a plan for  closure of a spent  pickle  liquor  storage  transfer system at WPC's Yorkville, Ohio plant. Ohio EPA made unilateral modifications to the plan that imposed  significant  additional  requirements  on WPC. WPC timely appealed  the  plan  as  modified  to  the  Ohio  Environmental  Review  Appeals
Commission  (ERAC) on July 9,  1999,  challenging  the  additional  requirements
imposed  by  Ohio  EPA.  Pursuant  to  ongoing   settlement   discussions,   WPC
subsequently  agreed to  submit a  revised  closure  plan.  Ohio EPA again  made unilateral modifications to the revised plan that imposed significant additional requirements  on WPC.  WPC timely  appealed  the revised plan as modified to the
ERAC on May 25, 2000,  challenging Ohio EPA's authority to impose the additional
requirements.   WPC  withdrew  both  plans  in  December  2000,  and  settlement negotiations with respect to both appeals are on-going.

            In January 1998, the Ohio Attorney  General  notified WPC of a draft consent  order and  initial  civil  penalties  in the amount of $1  million  for various air violations at its Steubenville  and Mingo Junction,  Ohio facilities occurring  from 1992 through  1996. In November  1999,  Ohio EPA and WPC entered into a consent decree  settling the civil  penalties  related to this matter for approximately  $250,000. The consent decree also obligates WPC to pay certain stipulated penalties for future air violations.

            WPC  has  experienced  discharges  of oil  through  NPDES  permitted outfalls at its Mingo Junction,  Ohio and Allenport,  Pennsylvania  plants.  WPC spent approximately $3 million and $1.5 million in 2000 and 1999,  respectively, to investigate and clean up oil spills at its Mingo Junction, Ohio facility. WPC spent approximately $2 million to install a slip lined pipe in an existing sewer at its Mingo  Junction,  Ohio facility.  WPC has not yet received any notices of violation from the regulatory agencies for such oil spills.

            On  November  8, 2000,  the EPA issued a  Unilateral  Administrative
Order (UAO), under alleged authority of Clean Water Act ss.311, to compel WPC to abate alleged oil discharges at its Mingo  Junction  plant,  undertake  remedial actions,  and reimburse certain expenses of the United States.  WPC responded to the UAO, and the EPA has expressed  interest in resolving these issues through a consent order. No further  enforcement  actions have been initiated  against WPC for any alleged oil discharges at its Mingo Junction, Ohio plant.

            The EPA  conducted a multimedia  inspection  of WPC's  Steubenville,
Mingo Junction,  Yorkville, and Martins Ferry, Ohio facilities in March and June
1989. The inspection covered all environmental  regulations  applicable to these plants.  WPC has  received a Notice of  Violation  from the EPA for  alleged air violations,  but has not yet received notice of any violations of water or waste laws.  The air Notice of  Violation  does not  specify  the amount of  penalties sought by EPA but an agreement in principle has been  tentatively  approved.  If this agreement is finalized, WPC would be required to upgrade certain of its air emission control devices and such upgrades are expected to cost approximately $5 million. WPC is continuing to explore settlement with the EPA regarding such air violations.

            On May 12,  2000,  the West  Virginia  Department  of  Environmental
Protection  (WVDEP) issued a Unilateral  Order requiring that WPC remove certain seal tar  deposits  from the bed of the Ohio  River.  WPC  timely  appealed  the
Unilateral  Order to the West Virginia  Environmental  Quality Board on June 13,
2000.  WPC and  WVDEP  subsequently  entered  into a  Consent  Order on or about
September 12, 2000, and the appeal was withdrawn.  Under the consent Order,  WPC
has  agreed  to  undertake  certain  actions  by  particular  dates,   including
monitoring,  development of work plans, and removal of certain coal tar deposits from the bed of the Ohio River. WPC anticipates  spending up to $850,000 in year
2001 to undertake actions under the Consent Order.

            WPC is aware of potential  environmental  liabilities resulting from operations, including leaking underground and aboveground storage tanks, and the disposal and storage of residuals on its property.  Each of these  situations is being assessed and remediated in accordance with regulatory requirements.

            WPC's non-current  accrued  environmental  liabilities totaled $17.1 million at December  31,  2000 and $14.7  million at December  31,  1999.  These
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

            As discussed  above,  various members of the WPC Group have existing
and  contingent  liabilities  relating  to  environmental   matters,   including
environmental capital expenditures, costs of remediation and potential fines and penalties  relating to possible  violations of national and state  environmental laws. In the event the WPC Group is unable to fund these liabilities, claims may be made against the WHX Group for payment of such liabilities.

            (See Note A to the Consolidated Financial Statements)

General Litigation

            The WPC Group is a party to  various  litigation  matters  including general  liability claims covered by insurance.  Claims that are  "pre-petition"
claims for Chapter 11 purposes will ultimately be handled in accordance with the terms of a confirmed Plan of  Reorganization in Chapter 11 cases. In the opinion of  management,  litigation  claims are not expected to have a material  adverse effect on the WPC Group's results of operations or its ability to reorganize.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Market for the Registrant's  Common Stock and Related Security
                  Holder Matters

            The number of shares of Common  Stock issued and  outstanding  as of
March  31,  2001  was  approximately  14,920,183  including  244,510  shares  of
Redeemable  Common Stock.  In 1999, the Company  purchased 3.6 million shares of
Common Stock in open market purchases. The repurchased shares have been retired.
There were no purchases of Common Stock made by the Company in 2000.

            The prices set forth in the following  table  represent the high and low sales prices for the Company's Common Stock:

                                                             Common Stock
                                                             ------------
                                                         High           Low
                                                         ----           ---

2000
First Quarter........................................$    8.94     $    6.50
Second Quarter.......................................     8.69          5.31
Third Quarter........................................     5.94          1.13
Fourth Quarter.......................................     2.56          0.69
1999
First Quarter........................................$   11.75     $    7.63
Second Quarter.......................................     9.00          6.38
Third Quarter........................................    10.38          6.44
Fourth Quarter.......................................    10.06          7.81

            As of March 31, 2001,  there were  approximately  11,516  holders of record of WHX's Common Stock.

            The  Company  intends  to retain  any future  earnings  for  working capital needs and to finance capital improvements, and presently does not intend to pay cash  dividends  on its  Common  Stock  for the  foreseeable  future.  In addition,  pursuant to the terms of the Supplemental  Indenture to the Company's
10 1/2% Senior  Notes,  the Company is prohibited  from paying  dividends on its
Preferred  Stock until after  October 1, 2002 at the earliest (see Note H to the
Consolidated Financial Statements).

Item 6.           Selected Financial Data

  Five-Year Statistical                                     WHX CORPORATION
  (Thousands of Dollars)

                                                      2000(a)         1999         1998(b)      1997(c)        1996(c)
                                                      -------         ----         -------      -------        -------

Profit and Loss:
Net sales  (d) ................................   $ 1,745,459    $ 1,764,699    $ 1,690,846   $   662,307    $ 1,270,874
Cost of products sold (excluding
    depreciation and amortization
    and profit sharing) (d) ...................     1,509,393      1,483,061      1,425,920       740,933      1,134,407
Depreciation and amortization .................        98,777        104,856         96,870        49,445         68,956
Profit sharing ................................          --             --             --            --             --
Selling, administrative and general expense (d)       142,373        137,615        116,840        68,190         70,971

Special charge ................................                         --             --          92,701          --
                                                  -----------    -----------    -----------   -----------    -----------
Operating income (loss) .......................        (5,084)        39,167         51,216      (288,962)        (3,460)
Interest expense on debt ......................        86,222         87,851         78,096        29,047         25,963
Other income/(expense) ........................       (16,139)        26,420         89,696        50,668         25,974
                                                  -----------    -----------    -----------   -----------    -----------
Income (loss) before taxes ....................      (107,445)       (22,264)        62,816      (267,341)        (3,449)
Tax provision (benefit) .......................        73,600         (6,430)        23,386       (93,569)        (4,107)
                                                  -----------    -----------    -----------   -----------    -----------
Income (loss) before extraordinary items ......      (181,045)       (15,834)        39,430      (173,772)           658
Extraordinary items--net of tax ...............          --              896          2,241       (25,990)          --
                                                  -----------    -----------    -----------   -----------    -----------
Net income (loss) .............................      (181,045)       (14,938)        41,671      (199,762)           658
Preferred stock dividends .....................       (20,607)        20,608         20,608        20,657         22,313
                                                  -----------    -----------    -----------   -----------    -----------
Net income (loss) available to
    common stock ..............................   $  (201,652)   $   (35,546)   $    21,063   $  (220,419)   $   (21,655)
                                                  ===========    ===========    ===========   ===========    ===========
Basic income (loss) per share:
Income (loss) before extraordinary items ......   $    (14.10)   $     (2.30)   $      1.04   $     (8.83)   $      (.83)
Extraordinary items--net of tax ...............          --              .06            .12         (1.18)          --
                                                  -----------    -----------    -----------   -----------    -----------
Net income (loss) per share ...................   $    (14.10)   $     (2.24)   $      1.16   $    (10.01)   $      (.83)
                                                  ===========    ===========    ===========   ===========    ===========
Average number of common shares
outstanding (in thousands) ....................        14,304         15,866         18,198        22,028         26,176
Financial Position:
Cash, cash equivalents and short term
    investments, net of short term
    borrowings ................................   $    74,516    $   174,590    $   230,584   $   305,934    $   412,359
Working capital ...............................       196,698        294,276        408,878       329,372        491,956
Property, plant and equipment--net ............       173,790        816,501        819,077       738,660        755,412
Plant additions and improvements ..............       128,544        104,035         48,250        36,779         35,436
Total assets ..................................       913,516      2,673,566      2,712,084     2,061,920      1,718,779
Long-term debt ................................       504,983        847,720        893,356       350,453        268,198
Stockholders' equity ..........................       174,996        377,471        446,512       453,393        714,437
Number of stockholders of record:
Common ........................................        11,520         11,666         11,915        12,273         12,697
Series A Convertible Preferred ................            36             32             31            42             42
Series B Convertible Preferred ................            73             74             69            79             62
Employment
Employment costs ..............................   $   414,842    $   443,333    $   394,701   $   204,004    $   321,347
Average number of employees ...................         7,270          7,535          7,470         4,420          5,706

(a)         Includes  the results of WPC for the period  January 1, 2000 through
            November 16, 2000.
(b)         Includes the results of Handy & Harman for the period April 13, 1998 through December 31, 1998.
(c)         The financial  results of the Company for the fourth quarter of 1996 and all of 1997 were adversely affected by the WPC strike.
(d)         Net sales were  restated  pursuant to EITF  Consensus No.
            00-10 in the  amounts of $47,899;  $45,348;  $20,211 and $38,179 for the years 1999, 1998, 1997 and 1996, respectively.  Cost of products sold was  restated in the amounts of $52,672;  $49,485;  $20,211 and
            $38,170  for the  years  1999,  1998,  1997  and  1996  respectively selling,  administrative,  and general  expense was  restated in the
            amounts   of  $4,773   and  $4,136  for  the  years  1999  and  1998
            respectively.

Notes to Five-Year Statistical Summary

            In 1996, WPC  experienced a work stoppage that began October 1, 1996 and  continued  through  August  12,  1997  at  eight  of its  plants  in  Ohio,
Pennsylvania and West Virginia.  No steel products were produced or shipped from these facilities during the strike.  These facilities  account for approximately
80% of the tons shipped by WPC on an annual basis.

            In 1997,  the  Company  recorded a special  charge of $92.7  million related to a new labor  agreement that ended the ten-month  strike.  The special charge included $66.7 million for enhanced  retirement  benefits,  $15.5 million for signing and retention bonuses, $3.8 million for special assistance and other employee  benefits  payments and $6.7  million for a grant of one million  stock options to WPN Corp.

            In 1997,  the Company also recorded an  extraordinary  charge of $26 million, net of tax, related to premium and interest charges required to defease its 9 3/8%  Senior  Unsecured  Notes of $24.3  million  and coal  miner  retiree medical benefits of $1.7 million.

            During 1998, the Company purchased and retired $48 million aggregate principal  amount  of 10 1/2%  Senior  Notes in the  open  market  resulting  in extraordinary income of $2.2 million, net of tax.

            In April 1998, the Company acquired H&H. The transaction had a total value of $651.4  million,  including  the  assumption  of  approximately  $229.6 million in debt.

            During  1999,  the  Company  purchased  and  retired  $20.5  million aggregate principal amount of 10 1/2% Senior Notes in the open market, resulting in an extraordinary gain of $900,000 net of tax.

            On November 16, 2000 the Company's WPC Group filed petitions seeking reorganization  under  Chapter  11 of Title 11 of the United  States  Bankruptcy
Code,  resulting in a non-cash  charge of $133.8  million to provide a valuation reserve against previously  recorded net deferred tax assets. As a result of the
Bankruptcy  Filing (see Note A to the Consolidated  Financial  Statements),  the
Company has, as of November 16, 2000,  deconsolidated  the balance  sheet of its
wholly  owned  subsidiary  WPC.  As  a  result  of  such  deconsolidation,   the
accompanying  consolidated  balance  sheet at December 31, 2000 does not include any of the assets or liabilities of WPC and the  accompanying  December 31, 2000
Profit  and Loss data  includes  the  operating  results  of WPC for the  period
January 1, 2000 through  November 16, 2000. As of November 16, 2000, the Company
will account for its investment in WPC on the cost method.

            During  2000,  the Company did not make any  purchases  of common or preferred stock.

Item 7.           Management's  Discussion  and Analysis of Financial  Condition
                  and Results of Operations

Results of Operations

Risk Factors and Cautionary Statements

            This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and  Section  21E of the  Securities  Exchange  Act of  1934,  as  amended  (the
"Exchange Act"), including, in particular,  forward-looking statements under the headings "Item 7.  Management's  Discussion and Analysis of Financial  Condition
and Results of Operations" and "Item 8. Financial  Statements and  Supplementary
Data." These statements  appear in a number of places in this Report and include statements  regarding WHX's intent,  belief or current expectations with respect to (i) its financing  plans,  (ii) trends  affecting its financial  condition or results of operations,  (iii) the impact of competition  and (iv) the impact and effect  of  the  Bankruptcy  Filing  by  the  WPC  Group.  The  words  "expect,"
"anticipate,"  "intend,"  "plan,"  "believe,"  "seek,"  "estimate,"  and similar expressions are intended to identify such forward-looking  statements;  however, this  Report  also  contains  other  forward-looking  statements  in addition to historical information.

            Any  forward-looking  statements  made by WHX are not  guarantees of future  performance  and there are various  important  factors  that could cause actual results to differ materially from those indicated in the  forward-looking statements. This means that indicated results may not be realized.

            Factors  that  could  cause the  actual  results of the WHX Group in future  periods  to differ  materially  include,  but are not  limited  to,  the following:

            o The WHX Group's businesses  operate in highly competitive  markets and are subject to significant competition from other businesses;

            o A decline in the general  economic  and  business  conditions  and industry  trends  and  the  other  factors  detailed  from  time  to time in the
Company's  filings with the  Securities and Exchange  Commission,  including the
Company's  Annual  Report on Form 10-K for the year ended  December 31, 2000 and
Quarterly  Reports on Form 10-Q for the quarters ended March 31, 2000,  June 30,
2000, and September 30, 2000,  could continue to adversely  affect the Company's results of operations;

            o WHX's senior  management  may be required to expend a  substantial amount of time and effort  dealing  with  issues  arising  from the WPC  Group's
Bankruptcy Filing,  which could have a disruptive impact on management's ability to focus on the operation of its businesses;

            o In connection with the Bankruptcy  Filing,  WHX has guaranteed $30 million  of the senior  secured  term loan  portion of the DIP Credit  Agreement provided to the WPC Group.  There can be no assurance that the WPC Group will be able to repay fully the term loan portion of the DIP Credit Agreement,  in which event  WHX may be  called  upon  to fund  all or a  portion  of its $30  million guaranty.  If the guaranty is funded,  there is little  likelihood  that the WPC
Group would be able to repay WHX its guaranty payments under such term loan;

            o Due to the Bankruptcy  Filing, the operations of the WPC Group are subject to the  jurisdiction  of the  Bankruptcy  Court and, as a result,  WHX's access to the cash flows of the WPC Group is  restricted.  Accordingly,  the WHX
Group will have to fund its  operations  and debt  service  obligations  without access  to the cash flow of the WPC  Group.  In  addition,  the WHX Group may be called upon to satisfy certain existing  inter-company  obligations with the WPC
Group.  The amount of such  obligations  is likely  subject to dispute,  and the resolution of such dispute and its impact on WHX is uncertain at this time;

            o The WPC Group has a large net operating loss  carryforward  due to prior  losses  and  continues  to  incur  losses.  WPC is part of the  Company's consolidated  tax group.  In accordance  with federal tax laws and  regulations,
WPC's tax attributes have been utilized by the Company's  consolidated  group to reduce its consolidated federal tax obligations.  Depending on the final outcome of the WPC Group's  Bankruptcy  Filing,  the WPC Group's tax  attributes  may no longer be  available  to the WHX Group.  During the  pendency  of the Chapter 11 cases,  if the WHX Group  continues  to use the WPC  Group's tax  attributes  to shelter its taxable  income,  the WHX Group's  inter-company  obligations to WPC will increase by an amount equal to the value of such tax savings;

            o Various  subsidiaries of the WPC Group  participate in the pension plan  sponsored  by the  Company.  While such  pension  plan is fully  funded at
December  31, 2000,  there can be no  assurance  that the plan will remain fully funded.  Various  developments  could adversely  affect the funded status of the plan.  Such  developments  include  (but are not  limited  to):  (a) a  material reduction  in the  value  of the  pension  assets;  (b) a  change  in  actuarial assumptions relating to asset accumulation and liability discount rates; and (c)
events  triggering early  retirement  obligations such as plant shutdowns and/or large scale hourly workforce  reductions resulting from the Bankruptcy Filing or otherwise. Funding obligations, if they arise, may have an adverse impact on the
WHX Group's  liquidity.  WPC Group's  ability to maintain its current  operating configurations and levels of permanent employment are dependent upon its ability to maintain  adequate  liquidity.  There can be no assurances that the WPC Group will be able to maintain adequate resources;

            o Various  members of the WPC Group  have  existing  and  contingent liabilities relating to environmental matters,  including  environmental capital expenditures, costs of remediation and potential fines and penalties relating to possible  violations of national and state  environmental laws. In the event the
WPC Group is unable to fund these  liabilities,  claims may be made  against the
WHX Group for payment of such liabilities;

            o WHX, H&H and Unimast each have a significant amount of outstanding indebtedness,  and their  ability  to access  capital  markets  in the future to refinance such indebtedness may be limited; and

            o The respective  credit  agreements of H&H and Unimast have certain financial covenants that limit the amount of cash distributions that can be paid to WHX.

Bankruptcy Filing of the WPC Group

            On November 16, 2000, the WPC Group filed petitions for relief under
Chapter 11 of the Bankruptcy Code. The Bankruptcy  Filing was made in the United
States  Bankruptcy  Court  for the  Northern  District  of  Ohio.  As a  result, subsequent to the  commencement of the Bankruptcy  Filing,  the WPC Group sought and obtained  several  orders from the  Bankruptcy  Court that were  intended to enable the WPC Group to continue business  operations as  debtors-in-possession.
Since the Petition Date,  the WPC Group's  management has been in the process of stabilizing their businesses and evaluating their  operations,  while continuing to provide uninterrupted services to its customers.

             The Bankruptcy  Court has granted the WPC Group's motion to approve a new $290 million DIP Credit Agreement  provided by Citibank,  N.A., as initial issuing bank,  Citicorp  U.S.A.,  Inc.,  as  administrative  agent,  and the DIP
Lenders. Pursuant to the DIP Credit Agreement, Citibank, N.A. has made term loan advances  to the WPC Group up to a  maximum  aggregate  principal  amount of $35 million. In addition the DIP Lenders have agreed, subject to certain conditions, to provide the WPC Group with revolving loans,  swing loans and letter of credit accommodations in an aggregate amount of up to $255 million.  In connection with the Bankruptcy  Filing,  WHX has guaranteed $30 million of the term loan portion of the DIP Credit  Agreement  and has  deposited in a pledged  asset account $33 million of funds in support of such guarantee.  A portion of the earnings on the pledged asset account  accrue and are paid to WHX . The term loans and revolving loans are secured by first priority liens on the WPC Group's assets,  subject to valid liens existing on November 16, 2000,  and have been granted  superpriority administrative  status,  subject to certain  carve-outs  for fees payable to the
United States Trustee and professional  fees. The DIP Credit Agreement  contains negative, affirmative and financial covenants, including a limitation on capital expenditures through December 31, 2000 of $12.5 million, $42.5 million in fiscal
2001 and $60 million in fiscal 2002,  and a requirement  that the WPC Group have
$15  million of excess  availability  at all times.  The terms of the DIP Credit
Agreement also include cross default and other customary provisions.

             The DIP Credit  Agreement  expires  November  16,  2002.  Revolving credit  interest  rates  are  based on the  Citibank  Base  Rate  plus 2% and/or
Eurodollar  rate plus 3%. The margin over the prime rate and the Eurodollar rate fluctuate based upon excess  availability.  The Term Loan interest rates are 13%
cash pay plus 3% deferred. Borrowings outstanding under the DIP Credit Agreement at  November  17,  2000  included  the $35 million  term loan,  $163  million in revolving credit  borrowings and approximately $17 million of letters of credit.
Borrowings  under the DIP Credit  Agreement  were used to repay all  obligations under the WPSC Receivables  Facility,  amounting to approximately  $105 million, and to repay all obligations under WPSC's Revolving Credit Facility amounting to approximately $84.7 million. Upon repayment,  the WPSC Revolving Credit Facility and the Receivables Facility were terminated.

             Under Chapter 11, certain claims against the WPC Group in existence prior to the filing of the  petitions  for relief  under the Federal  bankruptcy laws  ("pre-petition")  are  stayed  while  the  WPC  Group  continues  business operations  as  debtors-in-possession.  Claims  secured  against the WPC Group's assets ("secured  claims") are also stayed,  although the holders of such claims have the right to move the court for relief  from stay or  adequate  protection.
Secured claims are secured primarily by liens on the WPC Group's land, buildings and  equipment.  May 16, 2001 was set by the  Bankruptcy  Court as the last date creditors  could file proofs of claim under the Bankruptcy  Code. The Bankruptcy
Filing is an event of default under WPC's 9-1/4% Senior  Notes.  The  Bankruptcy
Filing is not an event of default  under any of the WHX  Group's  indentures  or credit facilities.

            Pursuant to the  provisions of the  Bankruptcy  Code, all actions to collect upon any of the WPC Group's  liabilities  as of the petition  date or to enforce  pre-petition date contractual  obligations were  automatically  stayed.
Absent  approval from the  Bankruptcy  Court,  the WPC Group is prohibited  from paying  pre-petition  obligations,  including  principle  and  interest on WPC's
9-1/4% Senior  Notes.  However,  the  Bankruptcy  Court has approved  payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations.  Additionally, the Bankruptcy Court has approved the retention of legal and financial  professionals.  As  debtors-in-possession, the WPC Group has the right,  subject to Bankruptcy  Court  approval and certain other conditions,  to assume or reject any pre-petition  executory contracts and unexpired  leases.  Parties  affected by such  rejections may file  pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

            The WPC Group is currently  developing a plan of reorganization (the
"Plan of  Reorganization")  through,  among other things,  discussions  with the official creditor committees appointed in the Chapter 11 cases.

            Although the WPC Group expects to file a Plan of  Reorganization  at an appropriate time in the future, there can be no assurance at this time that a
Plan of Reorganization will be proposed by the WPC Group,  approved or confirmed by the Bankruptcy  Court, or that such plan will be  consummated.  The WPC Group has the exclusive right to file a Plan of  Reorganization at any time during the
120-day period following November 16, 2000. The exclusive filing period has been extended until June 14, 2001 by the Bankruptcy Court at the WPC Group's request, and while the WPC Group intends to request  extensions of the exclusivity period if necessary,  there can be no assurance  that the  Bankruptcy  Court will grant future  extensions.  If the exclusivity  period were to expire or be terminated, other  interested  parties,  such as creditors of the WPC Group,  would have the right to propose alternative plans of reorganization.

            After a plan of  reorganization  has been filed with the  Bankruptcy
Court,  the plan, along with a disclosure  statement  approved by the Bankruptcy
Court,  will be sent to impaired  creditors and equity security  holders who are entitled to vote.  Following the solicitation  period, the Bankruptcy Court will
consider   whether  to  confirm  the  plan.  In  order  to  confirm  a  plan  of reorganization,  the Bankruptcy  Court,  among other things, is required to find that (i) with respect to each impaired  class of creditors  and equity  security holders,  each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation,  (ii) each impaired class of creditors and equity security  holders has accepted the plan by the requisite vote (except as provided in the following  sentence),  and (iii) confirmation of the plan is not likely to be followed by the  liquidation  of the WPC Group or a need for its further financial reorganization or any successors to it unless the plan proposes  such  liquidation  or  reorganization.  If any impaired  class of creditors or equity  security  holders does not accept a plan and assuming  that all of the other  requirements  of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down"  provisions of the  Bankruptcy  Code.  Under these provisions,  the Bankruptcy Court may confirm a plan  notwithstanding  the non-acceptance  of the plan by an impaired class of creditors or equity security
holders  if  certain   requirements  of  the  Bankruptcy  Code  are  met.  These
requirements  may,  among other things,  necessitate  payment in full for senior classes of creditors  before payment to a junior class can be made.  WHX, as the holder of the  capital  stock of WPC,  does not expect to  receive  any value in respect of its equity interest in WPC.

            In the Bankruptcy  Filing,  the WPC Group may, with Bankruptcy Court approval,  sell assets and settle liabilities,  including for amounts other than
those   reflected  in  the  financial   statements.   The   administrative   and
reorganization  expenses  resulting from the Bankruptcy  Filing will unfavorably affect  results of the WPC Group.  Moreover,  future  results  may be  adversely affected by other claims and factors resulting from the Bankruptcy Filing.

            As a result of the Bankruptcy  Filing,  the financial results of WHX from and after  November 16, 2000 exclude the results of  operations  of the WPC
Group. The foregoing  notwithstanding,  factors that could cause the WPC Group's actual  results in future  periods  to differ  materially  include,  but are not limited to, the following:

                       o The WPC Group  continues to incur losses  subsequent to
the  Petition  Date.  The WPC Group may not generate or have enough cash on hand from operations and from the DIP Credit  Agreement to fund its operations  until it is able to  propose  a plan of  reorganization  that  will be  acceptable  to creditors and other parties in interest and confirmed by the Bankruptcy Court;

                       o The WPC Group's creditors or landlords may take actions
that prevent or unduly delays confirmation of a plan of reorganization;

                       o The WPC Group's  suppliers may stop providing  supplies
or services or provide such  supplies or services  only on terms that could have an adverse impact on the WPC Group's cash flow;

                       o The  Bankruptcy  Court may not  confirm the WPC Group's
plan of reorganization when proposed;

                       o The WPC  Group  may not be  able to  obtain  sufficient
additional  financing sources to meet its future obligations.  The WPC Group may not be able to comply with the covenants in the DIP Credit Agreement;

                       o  The  WPC   Group's   overall   long-term   operational
reorganization and financial restructuring plan may fail;

                       o The WPC Group's  results of operations are sensitive to
steel prices  realized in the market,  and the  continuation  of steel prices at current  levels  would  continue  to have a material  adverse  effect on the WPC
Group's business;

                       o The  WPC  Group's  business  requires  that  it  expend
substantial  capital to maintain its productivity  and facilities.  Terms of the
DIP Credit Agreement and cash flow may not permit such expenditures;

                       o The costs of  complying  with  environmental  standards
continues to increase and the WPC Group may be unable to meet such costs; in the event that WPC Group is unable to fund these  costs,  claims may be made against
WHX for payment of such costs;

                       o The steel  industry  is very  competitive,  and the WPC
Group faces  competition  from both foreign and domestic  producers who may have lower operating costs, more modern facilities and greater access to capital;

                       o The WPC Group may suffer an  inability  to attract  and
retain qualified personnel; and

                       o  There  may  occur a  further  decline  in the  general
economic  and  business  conditions  and  industry  trends  affecting  the steel industry.

Outcomes

            Management  of the  Company  cannot  determine  with  certainty  the ultimate  outcome  of the  Chapter 11  proceedings;  however,  it is  reasonably possible that the following outcomes could result:

                        o     The  WPC  Group   could   reorganize,   and  their
                              creditors  could receive all or a portion of their
                              claims.

                        o     The WPC  Group  could be sold in its  entirety  or
                              segments could be sold, and the proceeds from such
                              sale(s)  would be  utilized  to  satisfy  creditor
                              claims.

                        o     The  creditors  could assume  ownership of the WPC
                              Group  and  continue  to  operate  the  WPC  Group
                              businesses.

            In each of the above  possible  outcomes,  the WHX Group  would have little or no future  ownership in or involvement with the WPC Group, and the WHX
Group future cash  obligations to or on behalf of the WPC Group would be minimal to none other than the payment of the disputed inter-company  account to the WPC
Group,  payments  that may be required  pursuant to the terms of the tax sharing agreement and any payment that may result under the  Company's  guarantee of the term loan portion of the DIP Credit  Agreement.  It is also reasonably  possible that none of the above  outcomes  would  occur and the WPC Group may shut down a number of their operations. According to the Company's preliminary evaluation of potential  pension  obligations,  if a  partial  shutdown  of  the  WPC  Group's operations  were to occur in the  immediate  future,  WHX's  liability for early retirement  pension benefits could range from  approximately $80 million to $100 million.  It is also possible that the WPC Group could cease operations in their entirety  and this  liability  would  then be  significantly  greater.  However, management does not believe this occurrence is likely. Under current pension law and regulations based on the Company's  analysis of the current funded status of the pension plan, if a partial  shutdown were to occur at the present time,  the cash funding obligations would likely not begin until 2003 and would extend over several  years.  Such cash  funding  obligations  would have a material  adverse impact  on the  liquidity,  financial  position  and  capital  resources  of the
Company.  The  Company's  funding  obligation  and the  impact on the  Company's liquidity,  financial  position  and capital  resources  could be  substantially reduced or eliminated if (1) a partial shutdown,  if it occurs, were to occur at such a time that the fair market value of the assets of the plan approximates or exceeds the plan's liabilities (including the early retirement benefits),  (2) a shutdown were to occur gradually over several years or (3) the number of the WPC
Group's  operations  shut down were less than those  assumed in  estimating  the above-mentioned  amounts.  Reference  is  made  to  Note C of  the  Consolidated
Financial Statements.

Overview

            WHX is a  holding  company  that has been  structured  to  invest in and/or  acquire a diverse group of businesses on a  decentralized  basis.  WHX's primary businesses currently are: H&H, a diversified manufacturing company whose strategic business segments encompass, among others, specialty wire, tubing, and fasteners,  and precious  metals  plating and  fabrication;  Unimast,  a leading manufacturer  of steel framing and other products for commercial and residential construction;  and WHX Entertainment  Corp., a co-owner of a racetrack and video lottery  facility  located in  Wheeling,  West  Virginia.  WHX's other  business consists of WPC and its  subsidiaries  including  WPSC, a vertically  integrated manufacturer  of  value-added  and  flat  rolled  steel  products  which  sought bankruptcy protection in November 2000.

            WHX continues to pursue strategic alternatives to maximize the value of its portfolio of businesses.  Some of these  alternatives have included,  and will  continue to include,  selective  acquisitions,  divestitures  and sales of certain  assets.  WHX has  provided,  and may from  time to time in the  future, provide  information to interested  parties regarding portions of its businesses for such purposes.

2000 Compared to 1999

            The Bankruptcy Filing and the resultant deconsolidation of WPC as of
November  16, 2000 have  affected  comparisons  between  year 2000 and year 1999 results.

            Net sales for 2000  decreased  slightly to $1.75  billion from $1.77 billion in 1999. Sales declined by $32 million at the WPC Group operations.  Net sales of the WPC Group for the ten and a  half-month  period of 2000  totaled $1 billion on  shipments of 2.1 million  tons of steel  products,  compared to $1.1 billion on shipments of 2.4 million tons for the full year 1999. The decrease in tons shipped is primarily  attributable to the disparate  periods,  as well as a planned outage of all aspects of its primary  operations during the 2000 period.
Average  sales  per ton  increased  from  $446 per ton  shipped  to $487 per ton shipped primarily due to a slight increase in steel prices, a higher value-added mix of  products  sold,  and  increased  sales of coke during the 2000 period as compared to the year of 1999. H&H sales of $469 million in 2000 equaled the same amount of sales in 1999.  Strong  sales of  electronic  materials  (aided by the market  price of  palladium,  which is almost  double the 1999 price  level) and specialty  tubing were offset by weaker sales  performance  of specialty wire as well as the  offset  of lower  silver  metal  prices  in H&H's  precious  metals division.  The  change in the  overall  economy  in the  fourth  quarter of 2000 diluted  the revenue  gains  achieved  though the first three  quarters of 2000.
Unimast sales increased $12.3 million to $239 million in 2000 compared to $227.0 in 1999, as a result of increased  shipment  levels to 315,000 tons of shipments in 2000 from 294,000 tons in 1999.

            Costs for 2000  increased  to $1.51  billion  from $1.48  billion in
1999. Costs at WPC were $955 million for 10 1/2 months of 2000, compared to $946 million for the full year 1999.  Cost of goods sold for the WPC Group  increased from  $395  per ton  shipped  in 1999 to  $447  per ton  shipped  in the ten and half-month  period of 2000.  The  increase in  operating  costs per ton reflects lower  production  levels due to a planned  outage of all aspects of its primary operations  during the 2000 period,  which resulted in less  absorption of fixed costs.  The  increase in operating  costs of the WPC Group is due a  higher-cost sales  mix,  increased  raw  material  and  energy  costs and the cost of making increased  volumes  of coke  sold in the open  market  as  compared  to the 1999 period.  H&H costs were down  slightly  in 2000 at $355.7  million  compared  to
$360.5  million in 1999.  H&H's costs  decreased  primarily due to lower average prices for silver used in fabricated  products and efficiencies  gained in H&H's electronic plating  operations.  This decrease was substantially  offset by a $3 million loss realized in 2000 on the sale of precious metals. Unimast costs were up by $15.1 million to $206.5  million in 2000 as compared to $191.4  million in
1999.

            Depreciation and amortization  expense decreased to $98.8 million in
2000 from  $104.9  million in 1999.  The  decrease  is caused by the WPC Group's inclusion  for only ten and one half  months in 2000,  declining  $7.9  million, offset by $1.2 million higher  amortization  at Unimast,  the result of the July
1999 acquisition of Vinyl Corporation.

            Selling,  administrative  and general expenses for 2000 increased by
$4.8  million to $142.4  million  from $137.6  million in 1999.  The WPC Group's selling,  administrative  and general expense  decreased to $60.9 million in the ten and a half-month  period of 2000 from $63.3 million in 1999. The decrease is due primarily to the disparate periods, but is offset by additional costs due to an increased  marketing effort in 2000 and expansion of the fabricated  products division during 2000. H&H selling,  administrative and general expenses for 2000 increased  $8.8 million to $70.9  million as compared to $62.1  million in 1999.
H&H's selling,  administrative  and general expenses  increases are due to a bad debt increase related to an outside precious metal refinery bankruptcy,  various costs and reserves for legal matters and increased  premium costs for health and worker's  compensation  insurance.  Unimast selling,  administrative and general expense for 2000 is down $.1 million to $13.3 million from $13.4 million in 1999 despite the increase in sales in 2000.

            Interest  expense  decreased  to $86.2  million  in 2000 from  $87.9 million in 1999. The WPC Group's interest expense  decreased to $34.1 million in the ten and a half-month  period of 2000 from $37.9  million in the year of 1999 due to the  disparate  period  comparison,  offset by increased  borrowings  and higher rates under the Revolving  Credit  Facility,  as well as higher levels of long term debt.  H&H interest  expense  increased to $18.6  million in 2000 from
$17.8  million in 1999,  reflecting  higher  interest  rates in 2000 compared to
1999.  Unimast  interest  expense  increased  to $2.9  million in 2000 from $1.9 million  in 1999,  reflecting  increased  borrowings  in 2000 as well as  higher interest rates.

            Other income  decreased  $42.5  million,  creating  $16.1 million of other expense in 2000,  compared to $26.4  million of other income in 1999.  The change in other income  (expenses) is due primarily to declines of $18.2 million in value in the Company's  investment  portfolio of fixed income  securities and marketable  equity  securities  in 2000  compared to increases in value of $29.1 million in 1999.  H&H's other expenses  increased to $3.3 million in 2000 versus
$1 million in 1999 due to earnings of  investments  in affiliates  accounted for under the equity  method of  accounting,  minority  interest  expense in a joint venture,  increased  non-operating costs from the closure of a plating facility, loss on the disposal of property, plant and equipment, the buy-out of a lease in
the   U.K.,    and   expenses    and    reserves    for   other    non-operating
facilities/businesses.  WHX Entertainment's  other income increased $3.9 million to $10.7  million in 2000,  compared to $6.8  million in 1999.  The  increase is attributable  to the 2000 expansion of the video lottery gaming  capacity at its greyhound racetrack in West Virginia.  The WPC Group's other income decreased $3 million to $2.6 million  expense in the ten and a  half-month  period of 2000 as compared to the year 1999. The decrease is due to lower equity income from joint venture  operations,  lower royalty  income earned and increased  securitization fees.

            The tax provision for 2000 increased $80 million to $73.6,  compared to the tax benefit for 1999 of $6.4  million.  The increase in the tax provision relates  primarily  to the WPC  Group's  non-cash  charge of $133.8  million  to provide a valuation  reserve  against  previously  recognized  net  deferred tax assets as a result of the November 16, 2000 Bankruptcy Filing.

            Loss before  extraordinary  items in 2000  totaled  $181  million or
$14.10 loss per share of common  stock,  compared  to loss before  extraordinary items in 1999 of $15.8  million or $2.30 loss per share of common  stock.  There were no extraordinary items in 2000 as compared to $1.4 million ($.9 million net of tax)  extraordinary  gain in  1999,  which  represents  the  discount  on the purchase of $20.5 million aggregate  principal amount of 10 1/2% Senior Notes in the open market.

            Net loss for 2000  totaled  $181 million or $14.10 loss per share of common stock after adjusting for preferred stock dividends, as compared to a net loss of $14.9 million,  or $2.24 loss per share of common stock after  adjusting for preferred stock dividends in 1999.

1999 Compared to 1998

            Net sales for 1999  increased to $1.77 billion from $1.69 billion in
1998. Sales declined by $54.7 million at the WPC Group operations,  as increased steel  shipments  were offset by a continued  weakness in steel prices.  The WPC
Group's sales were also negatively affected by reduced sales of coke during 1999 as compared to 1998,  which included sales of excess coke produced  during WPC's ten-month strike that ended August 1997.  Comparative  sales increased by $115.8 million  at  H&H,  as  1999  was the  first  full  reporting  year  since  H&H's acquisition on April 13, 1998. On a pro forma basis, H&H sales actually declined in 1999 compared to 1998 by $4.7 million,  reflecting  lower  precious metal and stainless  steel pricing in 1999.  Sales increased $12.9 million to $227 million at Unimast compared to $214.1 million in 1998, reflecting record steel shipments of over 294,000 tons in 1999.

            Costs for 1999  increased  to $1.48  billion  from $1.43  billion in
1998.  Operating  costs  increased by $9.9 million at the WPC Group  operations, reflecting the higher volume of shipments partially offset by lower raw material costs and the absence of coke sales as  compared  to 1998.  Included in the 1998 costs are  unfavorable  physical  inventory  adjustments of $4.5 million.  H&H's operating costs in 1999 increased by approximately  $75.5 million,  reflecting a full  reporting  year in 1999 compared to a partial year in 1998. On a pro forma basis,  H&H operating  costs  declined by $16.8  million,  reflecting  lower raw material costs in 1999 versus 1998.  Unimast's operating costs in 1999 increased by $2.6 million compared to 1998 reflecting the general increase in the level of operating activity.

            Depreciation and amortization expense increased to $104.9 million in
1999 from $96.9 million in 1998.  Increased  depreciation  is principally due to
H&H's  inclusion  for a full year in 1999,  compared to a partial  year in 1998.
Amortization  increased $1.4 million  reflecting a full year of  amortization of goodwill acquired in the H&H acquisition.

            Selling,  administrative  and general  expense for 1999 increased by
$20.7  million to $137.6  million in 1999.  The increase is primarily due to H&H reporting a full year in 1999 compared to a partial year in 1998.

            Interest  expense  increased  to $87.9  million  in 1999 from  $78.1 million in 1998. The increase is due to the issuance of the 10 1/2% Senior Notes in March  1998  for the  purchase  of H&H,  as well as the  assumption  of H&H's outstanding indebtedness.

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

            Loss before  extraordinary  items in 1999 totaled  $15.8  million or
$2.30 per diluted share of common stock, compared to income before extraordinary items of $39.4  million,  or $.99 per diluted share of common stock in 1998. The
1999  extraordinary  gain of $1.4  million ($.9 million net of tax) and the 1998 extraordinary  gain of $3.4 million  ($2.2  million net of tax)  represents  the discount on the purchase of $20.5  million and $48 million  aggregate  principal amount of 10 1/2% Senior Notes, respectively, in the open market.

            Net loss for 1999 totaled $14.9 million,  or $2.24 per diluted share of common  stock after  deduction  of preferred  stock  dividends.  The 1998 net income was $41.7  million,  or $1.11 per  diluted  share of common  stock  after deduction of preferred stock dividends.

Liquidity and Capital Resources

Overview

            Cash flows provided by (used in) operating,  investing and financing activities  for  2000  totaled  $201.8  million,  ($158.7  million)  and  ($31.3 million),  respectively,  of  which  $98.6  million,  ($88.3  million)  and $7.4 million,  respectively,  were generated  (used by) the WPC Group. As a result of the  Bankruptcy  Filing,  any future cash flow  generated or required by the WPC
Group will not be available to or provided by the WHX Group. However,  while the
Company has no current  intention to provide the WPC Group with  additional cash
funds  other  than  what  may  be  required  in   settlement   of  the  disputed
inter-company  account (see Note A to the  Consolidated  Financial  Statements),
amounts  that may be required to be paid in future  periods  pursuant to the tax sharing agreement,  any payment that may result under the Company's guarantee of the term loan portion of the DIP Credit Agreement,  and the Company may elect to provide additional funding to the WPC Group if it is in the best interest of the
Company.  Short term trading  investments and related short-term  borrowings are reported as cash flow from operating activities and provided a net $94.5 million of  funds  in 2000  versus  $59.7  million  in 1999.  Working  capital  accounts
(excluding  cash,  short-term  investments,  short-term  borrowings  and current maturities  of long term  debt)  provided  $125.1  million  of  funds.  Accounts receivable decreased by $9.4 million, trade payables increased by $50.9 million, and other current  liabilities  increased $6.1 million  primarily  caused by the effect of the WPC deconsolidation.  Inventories,  valued principally by the LIFO method for financial reporting purposes,  totaled $150.3 million at December 31,
2000, a decrease of $57.4 million from December 31, 1999.

            In  connection  with  the  term  loan  portion  of the  WPC  Group's debtor-in-possession  financing,  WHX deposited $33 million in escrow in support of its $30 million  guarantee of such loan. Such funds are required to remain in escrow until November 2, 2002, the expiration date of the WPC Credit  Agreement.
In the event that the WPC Group is unable to repay the Term Loan, $30 million of these escrow funds will be paid to lenders.

            The WHX Group has a significant amount of outstanding  indebtedness, and their  ability to access  capital  markets  in the  future  may be  limited.
However,  management  believes that cash on hand and future  operating cash flow will enable the WHX Group to meet its cash needs for the foreseeable future. The respective credit agreements of H&H and Unimast have certain financial covenants that limit the amount of cash distributions that can be paid to WHX.

            In 2000, $128.5 million was spent on capital improvements  including
$3 million on environmental control projects.  The WPC Group accounted for $95.1 million of the total capital  expenditures  and $3 million of the  environmental project spending.  It is anticipated that capital expenditures will be minimized during the Chapter 11 proceedings  until liquidity is

sufficient and stabilized. These capital expenditures will be obligations of the
WPC Group.  To the extent the WPC Group does not have the funds required to make such  expenditures,  there may be a material  adverse effect on the business and operations  of the WPC Group.  In the event that the WPC Group is unable to fund their environment control capital  expenditures,  claims may be made against WHX for payment of such costs.

            The Company's  operating segments in the WHX Group and the WPC Group
maintain   separate  and  distinct  credit  facilities  with  various  financial institutions.

WHX Group

            On October 4, 2000 WHX  successfully  completed  a  solicitation  of consents  from  holders of its 10 1/2%  Senior  Notes due 2005 (the  "Notes") to
amend certain  covenants and other provisions of the indenture dated as of April
7, 1998 (the  "Indenture")  governing  the  Notes.  The  Supplemental  Indenture reflecting such amendment (the "Supplemental  Indenture") provides,  among other things, for amendments to certain covenants which restrict the Company's ability to make  restricted  payments (as defined in the  Indenture),  incur  additional indebtedness,  make permitted  investments or utilize proceeds from asset sales.
The  Supplemental  Indenture  also  prohibits  the payment of  dividends  on the
Company's  preferred  stock until October 1, 2002,  and  thereafter  only in the event such payments  satisfy certain  conditions set forth in the Indenture,  as amended by the Supplemental  Indenture.  In addition, the amendments also remove as events of default under the Indenture  those  relating to defaults  under any
mortgage,   indenture  or  instrument  by,  judgments  against  and  bankruptcy, insolvency and related  filings and other events of, the WPC Group or any of its direct or indirect  subsidiaries.  Accordingly,  the Bankruptcy Filing is not an event of default  under the  Notes.  In  connection  with the  solicitation  the
Company made a payment equal to 2% of the principal  amount of the Notes ($20 in cash for each  $1,000  principal  amount of Notes) to each holder of Notes whose consent was received and accepted prior to the expiration date. Such payments to bond holders aggregated approximately $5.5 million.

             On July 30, 1998,  H&H entered into a $300 million  Senior  Secured
Credit facility (the "H&H  Facilities")  with Citibank,  N.A., as agent. The H&H
Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility,
(ii) a $25 million  Delayed Draw Term Loan Facility (now  expired),  (iii) a $50 million 6-year Term Loan A Facility,  and (iv) a $125 million 8-year Term Loan B
Facility.  Interest under the H&H Facilities is calculated at a rate  determined either  using (i) the  Citibank  prime rate or (ii) LIBOR,  plus the  Applicable
Margin in effect from time to time.  Applicable  Margin means a  percentage  per annum  determined by reference to the total  leverage ratio of H&H. The rates in effect at December  31, 2000 are (a) in the case of the Term A Facility  and the
Revolving Credit Facility, calculated at LIBOR + 1.5% and (b) in the case of the
Term B  facility,  calculated  at  LIBOR  +  2.25%.  Borrowings  under  the  H&H
Facilities  are secured by the pledge of 100% of the capital  stock of all H&H's active U.S. subsidiaries and 65% of the stock of H&H's non-U.S. subsidiaries. In addition,  H&H provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries.  The H&H Facilities have certain financial covenants  restricting  indebtedness,  liens and limiting cash  distributions  that can be made to WHX. In  addition,  the H&H  Facilities required  H&H to procure an interest  rate hedge  agreement  covering a notional amount of not less than $125  million for a period of no less than three  years.
H&H has entered into a cancelable  interest-rate swap to convert $125 million of its variable-rate  debt to a fixed rate with Citibank,  N.A. New York. The fixed rate is 6.75% percent,  effective September 22, 2000, with a termination date of
September 20, 2001. The H&H Facilities  replaced H&H's $125 million Senior Notes due 2004 and its unsecured  Revolving  Credit Facility.  Borrowings  outstanding under the H&H Facilities at December 31, 2000 totaled $192.4 million. Letters of credit  outstanding  under the H&H Facilities were $15.1 million at December 31,
2000.  Total funds  available under the H&H Facilities at December 31, 2000 were
$41.2 million. The Bankruptcy Filing of the WPC Group is not an event of default under the H&H Facilities.

            On June 1, 2000,  Unimast  entered  into a loan  agreement  with the
Will-Kankakee  Regional  Development  Authority  to issue $6.1 million of Series
2000 Industrial Development Bonds ("Bonds"). The Bonds are 30-year variable rate bonds (set on a weekly  basis) with the  current  rate set at 4%. The Bonds were issued to finance  the cost of capital  projects  for  Unimast,  specifically  a
150,000  square foot  facility in Joliet,  Illinois and related  equipment.  The
Bonds are tax-exempt for federal income tax purposes and are secured by a direct pay letter of credit issued by Citibank,  N.A. The Bankruptcy  Filing of the WPC
Group is not an event of default under the Bonds.

            On November 24, 1998, Unimast Incorporated  ("Unimast") entered into a Revolving Credit Agreement ("Unimast RCA") with Bank One, as lender and agent, and Citicorp USA Inc., as lender and  collateral  agent.  The Unimast RCA is for
general  corporate  purposes,   including  working  capital  needs  and  capital
expenditures up to $50 million with a $3 million sub-limit for letters of credit
("LC").  The Unimast RCA expires on November 24, 2003.  Interest rates are based on either Bank One 's current corporate base rate plus .25% or a Eurodollar rate plus  1.75%.  Each of these  rates can  fluctuate  based  upon performance.  An  aggregate  commitment  fee of .375% is  charged  on the unused portion. The letter of credit fees are .875% for a commercial LC and 1.75% for a standby  LC.  The  commitment  fees and the LC fees are all  performance  based.
Borrowings  are secured  primarily by 100% of the eligible  inventory,  accounts receivable, and fixed assets of Unimast, and its subsidiaries.  The terms of the
Unimast RCA contain various  restrictive  covenants  limiting dividend payments, major  acquisitions or other  distribution of assets,  as defined in the Unimast
RCA. Unimast must maintain certain financial covenants associated with leverage, net worth,  capital  spending  and  interest  coverage.  Borrowings  outstanding against the Unimast RCA at December  31, 2000  totaled $21  million.  Letters of credit  outstanding  under the Unimast RCA totaled  $6.1 million at December 31,
2000.  Total funds  available  under the  Unimast RCA at December  31, 2000 were
$19.2 million. The Bankruptcy Filing of the WPC Group is not an event of default under the Unimast RCA.

            As of December 31,  2000,  the WHX Group had  consolidated  cash and short-term investments,  net of related investment borrowings, of $74.1 million, as compared to $174.6  million at December 31, 1999.  The  decreases in cash and short term  investments  includes the $33 million that was pledged in support of the term loan  portion of the WPC Group term loan,  the payment of WHX term loan interest in the amount of $29.6 million, the payment of $20.6 million of the WHX preferred  dividends and the decline in the fair market value of WHX's portfolio trading investments.

            The Company is required  to record  income tax expense at  statutory rates. However, it is able to use its significant income tax loss carry forwards to minimize its actual income tax payments. However, to the extent the WHX Group utilizes the income tax loss  carryforwards  of the WPC Group, the resulting tax savings  must be paid to the WPC Group  pursuant  to the  provisions  of the tax sharing agreement.

            Short-term  liquidity is dependent,  in large part, on cash on hand, investments and general economic  conditions.  Long-term  liquidity is dependent upon the WHX Group's ability to sustain profitable  operations and control costs during periods of low demand or pricing in order to sustain  positive cash flow.
The WHX Group satisfies its working capital  requirements  through cash on hand, investments, the Unimast and H&H Revolving Credit Facilities and funds generated from  operations.  The WHX Group  believes that such sources can provide the WHX
Group  with  sufficient  funds  to  satisfy  its  working  capital  and  capital expenditure  requirements.  External factors,  such as production and demand and currency  exchange rates,  could materially  affect the WHX Group or its various subsidiaries, liquidity, results of operations and financial condition.

WPC Group

            The matters  described  under this caption,  to the extent that they relate to future events or expectations,  may be  significantly  affected by the
Chapter  11  proceedings.  Those  proceedings  will  involve,  or may result in, various  restrictions on the WPC Group's  activities,  limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers,  customers and others with whom the
WPC Group may conduct or seek to conduct business.

            Net cash flow provided by the WPC Group's  operating,  investing and financing  activities for the period January 1 through November 16, 2000 totaled
$17.7 million.  Working capital accounts (excluding cash,  short-term borrowings and  current  maturities  of long term debt)  provided  $67.6  million of funds.
Accounts  receivable  increased by $5.8 million,  excluding a $5 million sale of
trade  receivables   under  the  Receivables   Facility.   Inventories,   valued
principally by the LIFO method for financial reporting purposes,  totaled $235.4 million at November  16, 2000,  a decrease of $16.8  million  from  December 31,
1999. Trade payables increased by $45.8 million.

            In 2000, $95.1 million was spent on capital  improvements  including
$3  million  on  environmental  control  projects.  As new  information  becomes available,  including  information  provided by third  parties,  and as laws and regulations  change,  the  liabilities  are reviewed  and the accruals  adjusted quarterly.  Continuous and substantial capital and maintenance  expenditures may be required to maintain operating facilities,  modernize finishing facilities to remain competitive and to comply with environmental control requirements.  It is anticipated  that capital  expenditures  will be minimized during the Chapter 11 proceedings until liquidity is sufficient and stabilized.

            On November  17, 2000,  members of the WPC Group  entered into a DIP
Credit  Agreement  to provide  borrowings  of up to $290  million  to  refinance certain prepetition obligations of the WPC Group, to provide working capital for the WPC Group and for other general corporate purposes. The DIP Credit Agreement includes  (1) a $35 million  senior  secured  term loan which was fully drawn at closing  and (2) a Revolving  Credit  Facility  of up to $255  million.  The DIP
Credit Agreement  includes a $25 million sublimit for letters of credit. The DIP
Credit  Agreement  is  secured  by   substantially   all  of  the  existing

and after-acquired assets, property and rights of the WPC Group (including,  but not limited to,  cash,  inventory,  accounts  receivable,  general  intangibles, equipment,  intellectual  property,  equity  investments,  owned real estate and leaseholds),  and the  obligations  thereunder are entitled to a  super-priority administrative  claim in the Chapter 11 cases. The DIP Credit Agreement  expires
November 16, 2002.  Revolving  credit  interest  rates are based on the Citibank
Base Rate plus 2% and/or Eurodollar rate plus 3%. The margin over the prime rate and the Eurodollar rate fluctuates based upon availability levels. The Term Loan interest  rates  are 13%  payable  in cash plus 3%  payable  in cash or in kind.
Borrowings  outstanding  under the DIP Credit  Agreement  at  November  17, 2000 included the $35 million term loan, $163 million in revolving credit  borrowings and  approximately  $17 million of letters of credit.  Borrowings  under the DIP
Credit  Agreement were used to repay all obligations  under the WPSC Receivables
Facility,  amounting to approximately $105 million, and to repay all obligations under  WPSC's  Revolving  Credit  Facility,  amounting  to  approximately  $84.7 million. Upon repayment,  the WPSC Revolving Credit Facility and the Receivables
Facility were  terminated.  In connection  with the Bankruptcy  Filing,  WHX has guaranteed $30 million of the term loan portion of the DIP Credit  Agreement and has deposited in a pledged asset account $33 million of funds in support of such guarantee.  A portion of the earnings on the pledged account accrue and are paid to WHX.

            On May 27, 1999,  WPSC  renegotiated  its $100  million  Receivables
Facility agreement on similar terms and conditions to its previous facility.  On
June 30, 2000 WPSC  amended  the  Receivables  Facility to increase  the program limits from $100 million to $115  million and on September  22, 2000 lowered the program limit to $105 million. Fees paid by WPSC under such agreement range from approximately  5.91% to 9.62% of the  outstanding  amounts of receivables  sold.
Borrowings  under the DIP Credit  Agreement  in the amount of $105  million were used to repay all outstanding obligations under the Receivables Facility.

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
SFAS 133 is  effective  for fiscal  years  beginning  after June 15,  2000.  The
Company has not  engaged in  significant  activity  with  respect to  derivative instruments  or hedging  activities in the past. The adoption of the standard on
January 1, 2001 did not have a  significant  impact on the  reported  results of operations or financial position.

            In December  1999,  the  Securities  and Exchange  Commission  (SEC)
issued Staff  Accounting  Bulletin No. 101 (SAB 101),  "Revenue  Recognition  in
Financial Statements", as amended by SAB 101A and SAB 101B, which summarizes the
SEC staff's  interpretations of generally accepted accounting principles related to revenue  recognition and  classification.  The  interpretation did not have a significant  impact on the  consolidated  results  of  operations  or  financial position and related disclosure requirements.

            During the third  quarter 2000,  the EITF issued EITF  Consensus No.
99-19,  "Reporting  Revenue Gross as a Principal versus Net as an Agent",  which addresses  whether  certain  cost items  should be reported  as a  reduction  of revenue  or as a  component  of cost of sales  and  EITF  Consensus  No.  00-10,
"Accounting  for Shipping and Handling  Fees and Costs"  ("EITF  00-10"),  which addresses the  classification  of cost incurred for shipping goods to customers.
These new  pronouncements  are  effective  no later than the  fourth  quarter of fiscal years  beginning  after  December 15, 1999.  As a result of adopting EITF
00-10,  the Company has  reclassified  costs in the  Consolidated  Statements of
Operations for 1999 and 1998 as follows:

                                       29

                                      1999                               1998
                                      ----                               ----
                                             (Dollars in Thousands)
Increased Sales                     $47,899                            $45,348
Increased Cost of sales             $52,672                            $49,485
Decreased SG&A                      $ 4,773                            $ 4,137

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

            At December  31,  2000,  the WHX Group held $21.9  million in equity securities classified as "trading" in accordance with SFAS 115. Each quarter the
Company  adjusts the carrying  amount of its trading  securities  to fair market value, with any resulting  adjustment being charged or credited to other income.
At year-end 2000, a hypothetical 10% decrease in the value of the equity trading securities  would have resulted in a $2.2 million  unfavorable  impact on pretax income.  Such a  decrease  in value  might also  reduce  the  future  cash flows generated from the ultimate liquidation of the investment in trading securities.

            (See Note E to the Consolidated Financial Statements)

Interest Rate Risk

            Fair  value of cash and cash  equivalents,  receivables,  short-term borrowings,  accounts payable, accrued interest and variable-rate long-term debt approximate  their carrying values and are relatively  insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates.  Redeemable common stock is recorded at the estimated redemption amount that approximates fair market value.

            At December 31, 2000, the Company's  investment  portfolio  included
U.S. government fixed income securities totaling $1.2 million. The fair value of these  instruments  will  increase  or decrease as a result of changes in market
interest  rates.  The  Company  accounts  for  these   investments  as  "trading
securities"  as defined  by SFAS 115.  Accordingly,  each  quarter  the  Company adjusts the balance of its  portfolio to fair market  value,  with any resulting adjustment being charged or credited to income as an unrealized loss or gain and included  in  other  income.  Realized  gains  and  losses  resulting  from  the disposition  of such  investments  are  recorded as income in the period  during which such disposition took place.  During 2000, the Company recognized realized and unrealized losses totaling $24.5 million in connection with its fixed-income securities  investment  portfolio as well as its common stock  investments.  The
Company's  exposure  to  increase  in  interest  rates  that  might  result in a corresponding  decrease  in  the  fair  value  of  its  fixed-income  securities investment  portfolio could have an unfavorable  effect on the Company's results of operations  and cash flows.  For  additional  information,  see Note E to the
Consolidated Financial Statements.

            The Company attempts to maintain a reasonable  balance between fixed and floating-rate debt in an attempt to keep financing costs as low as possible.
At December 31, 2000, a majority of the  Company's  portfolio of long-term  debt consisted  of  fixed-rate  instruments.  Accordingly,  the  fair  value  of such
instruments   may  be   relatively   sensitive  to  effects  of  interest   rate
fluctuations.  In addition,  the fair value of such instruments is also affected by investors'  assessments of the risks  associated with industries in which the
Company operates as well as the Company's overall  creditworthiness  and ability to  satisfy  such  obligations  upon  their  maturity.  However,  the  Company's sensitivity  to interest  rate declines and other market risks that might result in a  corresponding  increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable  effect on the Company's result of operations and cash flows to the extent that the Company elected to repurchase or retire all or a  portion  of its  fixed-rate  debt  portfolio  at an  amount  in excess of the corresponding carrying value.

            The Company has  entered  into an interest  rate swap for certain of its  variable-rate  debt.  The swap agreement  covers a notional  amount of $125 million and converts $125 million of its  variable-rate  debt to fixed rate with
Citibank,  N.A. New York. The fixed rate is 6.75%, effective September 22, 2000, with a termination date of September 20, 2001.

            (See Note H to the Consolidated Financial Statements)

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

Item 8.           Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of WHX Corporation

            In our opinion, the accompanying consolidated balance sheets and the related  consolidated  statements  of  operations,  cash flows and of changes in stockholders'  equity and  comprehensive  income present fairly, in all material respects,  the financial  position of WHX Corporation and its subsidiaries  (the
"Company")  at December 31, 2000 and 1999,  and the results of their  operations and their cash flows for each of the three  years in the period  ended  December
31, 2000, in conformity with  accounting  principles  generally  accepted in the
United States of America.  These financial  statements are the responsibility of the Company's  management;  our responsibility is to express an opinion on these financial  statements  based on our  audits.  We  conducted  our audits of these statements  in  accordance  with auditing  standards  generally  accepted in the
United  States,  which  require  that we plan and  perform  the  audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting
the  amounts  and  disclosures  in  the  financial  statements,   assessing  the
accounting principles used and the significant estimates made by management, and evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

            As  discussed  in  Note A,  on  November  16,  2000,  the  Company's
wholly-owned subsidiary,  Wheeling-Pittsburgh Corporation and Subsidiaries filed for  reorganization  under  Chapter  11 of  the  Federal  Bankruptcy  Code.  The bankruptcy  filing  has given  rise to a number  of  uncertainties  relating  to inter-company accounts, environmental obligations and pension obligations.

PricewaterhouseCoopers LLP
New York, New York
April 26, 2001

WHX CORPORATION
Consolidated Statement of Operations

                                                               Year ended December 31,
                                                               -----------------------
                                                          2000          1999           1998
                                                          ----          ----           ----
                                                             (in thousands except per share)
Revenues:
Net sales .........................................   $ 1,745,459    $ 1,764,699    $ 1,690,846
Cost and expenses:
Cost of products sold, excluding depreciation .....     1,509,393      1,483,061      1,425,920
Depreciation and amortization .....................        98,777        104,856         96,870
Selling, administrative and general expense .......       142,373        137,615        116,840
                                                      -----------    -----------    -----------
                                                        1,750,543      1,725,532      1,639,630
Operating income (loss) ...........................        (5,084)        39,167         51,216
Interest expense on debt ..........................        86,222         87,851         78,096
Other income (expense) ............................       (16,139)        26,420         89,696
                                                      -----------    -----------    -----------
Income (loss) before taxes and extraordinary
    items .........................................      (107,445)       (22,264)        62,816
Tax provision (benefit) ...........................        73,600         (6,430)        23,386
                                                      -----------    -----------    -----------
Income (loss) before extraordinary items ..........      (181,045)       (15,834)        39,430
Extraordinary items--net of tax ...................          --              896          2,241
                                                      -----------    -----------    -----------
Net income (loss) .................................      (181,045)       (14,938)        41,671
Dividend requirement for preferred stock ..........        20,607         20,608         20,608
                                                      -----------    -----------    -----------
Net income (loss) available to common stock .......   $  (201,652)   $   (35,546)   $    21,063
                                                      ===========    ===========    ===========
Basic income (loss) per share of common stock
            Income (loss) before extraordinary item   $    (14.10)   $     (2.30)   $      1.04

Extraordinary item--net of tax ....................          --              .06            .12
                                                      -----------    -----------    -----------
Net income (loss) per share .......................   $    (14.10)   $     (2.24)   $      1.16
                                                      ===========    ===========    ===========
Income (loss) per share of common stock
    --assuming dilution

Income (loss) before extraordinary item ...........   $    (14.10)   $     (2.30)   $       .99
Extraordinary item--net of tax ....................          --              .06            .12
                                                      -----------    -----------    -----------
Net income (loss) per share--assuming dilution ....   $    (14.10)   $     (2.24)   $      1.11
                                                      ===========    ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
Consolidated Balance Sheets                                                       Year ended December 31,
                                                                                  -----------------------
                                                                               2000                    1999
                                                                               ----                    ----
                                                                                      (in thousands)
                                     ASSETS
Current assets:
Cash and cash equivalents .......................................         $     4,837             $    10,775
Short term investments ..........................................              69,319                 659,356
Trade receivables, less allowance for doubtful accounts
    of $1,339 and $2,306 ........................................              83,929                 141,091
Inventories .....................................................             150,269                 441,869
Prepaid expenses and deferred charges ...........................              11,472                  14,622
Due from WPC ....................................................              20,878                    --
                                                                          -----------             -----------
    Total current assets ........................................             340,704               1,267,713
Restricted Cash .................................................              33,000                    --
Investment in associated companies ..............................              18,229                  80,490
Property, plant and equipment, at cost less
    accumulated depreciation and amortization ...................             173,790                 816,501
Intangibles, net of amortization ................................             282,821                 280,766
Deferred income taxes ...........................................                --                   123,033
Prepaid pension asset ...........................................              37,755                  40,336
Deferred charges and other assets ...............................              27,217                  64,727
                                                                          -----------             -----------
                                                                          $   913,516             $ 2,673,566
                                                                          ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables ..................................................         $    46,477             $   171,229
Accrued liabilities .............................................              32,273                  40,523
Short-term debt .................................................               6,000                 599,447
Payroll and employee benefits ...................................               6,511                  78,162
Federal, state and local taxes ..................................               1,362                  14,473
Deferred income taxes--current ..................................              18,562                  67,793
Due to WPC ......................................................              31,952                    --
Long-term debt due in one year ..................................                 929                   1,810
                                                                          -----------             -----------
    Total current liabilities ...................................             144,006                 973,437
Long-term debt ..................................................             504,983                 847,720
Deferred income taxes-non current ...............................              21,289                    --
Other employee benefit liabilities ..............................               8,404                 400,425
Loss in  excess of investment in WPC ............................              39,783                    --
Other liabilities ...............................................              17,409                  71,181
                                                                          -----------             -----------
                                                                              735,874               2,292,763
                                                                          -----------             -----------
Redeemable common stock--245 shares and 282 shares ..............               2,646                   3,332
                                                                          -----------             -----------
Stockholders' Equity:
Preferred stock--$.10 par value; authorized 10,000
    shares; issued and outstanding: 5,883 shares ................                 589                     589
Common stock $.01 par value; authorized 60,000
    shares; issued and outstanding: 14,590 and 14,145 shares ....                 146                     141
Accumulated other comprehensive income (loss) ...................              (1,501)                    945
Additional paid-in capital ......................................             555,479                 553,861
Accumulated earnings  (deficit) .................................            (379,717)               (178,065)
                                                                          -----------             -----------
                                                                              174,996                 377,471
                                                                          -----------             -----------
                                                                          $   913,516             $ 2,673,566
                                                                          ===========             ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
Consolidated Statement of Cash Flows
                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                 2000              1999              1998
                                                                                 ----              ----              ----
                                                                                              (in thousands)
Cash flows from operating activities:
Net income (loss) .......................................................     $(181,045)       $ (14,938)       $  41,671
Items not affecting cash from operating activities:
    Depreciation and amortization .......................................       101,539          104,856           96,870
    Other postretirement benefits .......................................        (7,871)          (8,065)          (8,409)
    Extraordinary items, net of tax .....................................          --               (896)          (2,241)
    Deferred income taxes ...............................................        70,643           (9,264)          19,575
    (Gain) loss on asset dispositions ...................................           (65)             408           (8,998)
    Pension expense .....................................................         2,090            4,341            9,236
    Equity loss (income) in affiliated companies ........................        (4,086)          (4,343)          (5,699)
   Decrease (increase) in working capital elements, net of effect of acquisitions:
    Trade receivables ...................................................         4,383          (47,427)          (7,487)
Trade receivables sold ..................................................         5,000            5,000           26,000
    Inventories .........................................................        57,376           26,214           (4,821)
    Short term investments-trading ......................................       590,037           51,638         (142,069)
    Investment account borrowings .......................................      (495,542)           8,040          212,012
    Other current assets ................................................        (9,253)          (3,406)          38,383
    Other current liabilities ...........................................        50,944           46,600          (38,661)
Other items--net ........................................................        17,606            5,098              613
                                                                              ---------        ---------        ---------
Net cash provided by (used in) operating activities .....................       201,756          163,856          225,975
                                                                              ---------        ---------        ---------
Cash flows from investing activities:
    Guarantee of DIP Term Note ..........................................       (33,000)            --               --
    Purchase of Note Receivable .........................................        (5,000)            --               --
    Plant additions and improvements ....................................      (128,544)        (104,035)         (48,250)
    Short term investments--available for sale ..........................        (1,450)         (14,971)           6,740
    Handy & Harman acquisition, net of cash acquired ....................          --               --           (402,632)
    Clinch-on acquisition ...............................................          --               --             (8,335)
    Vinyl Corp acquisition, net of cash acquired ........................          --            (12,827)            --
    Other investments ...................................................           131            3,212             --
Proceeds from sales of assets ...........................................         5,421           11,222              835
    Dividends from affiliated companies .................................         3,750            5,594            5,000
                                                                              ---------        ---------        ---------
    Net cash provided by (used in) investing activities .................      (158,692)        (111,805)        (446,642)
                                                                              ---------        ---------        ---------
Cash flows from financing activities:
    Long-term debt proceeds, net of issuance cost .......................          --               --            561,749
    Long-term debt retirement ...........................................        (4,519)         (44,438)        (267,321)
    Premium on early debt retirement ....................................          --               --               --
    Letter of credit collateralization ..................................          --              8,229            1,520
    Short-term borrowings (payments) ....................................         4,791           31,906          (18,929)
    Common stock purchases ..............................................          --            (30,591)         (20,228)
    Consent solicitation fees ...........................................        (8,538)            --               --
Preferred stock dividends ...............................................       (20,607)         (20,608)         (20,608)
    Redemption of equity issues .........................................          (686)            (209)             300
    Dividends on minority interest in consolidated
      subsidiaries ......................................................        (1,731)          (1,569)            (814)
                                                                              ---------        ---------        ---------
Net cash provided by (used in) financing activities .....................       (31,290)         (57,280)         235,669
                                                                              ---------        ---------        ---------
Increase (decrease) in cash and cash equivalents ........................        11,774           (5,229)          15,002
Cash and cash equivalents at beginning of year ..........................        10,775           16,004            1,002
    Effect of deconsolidation of Wheeling-Pittsburgh Corporation.........       (17,712)            --               --
                                                                              ---------        ---------        ---------
Cash and cash equivalents at end of year ................................     $   4,837        $  10,775        $  16,004
                                                                              =========        =========        =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX Corporation
Consolidated Statement of Changes in Stockholder's Equity and Comprehensive Income
(Dollars and shares in thousands)

For the Years Ended December 31,                         2000                     1999                     1998
                                                ------------------------------------------------------------------------------
                                                  Shares       Amount     Shares        Amount       Shares      Amount
                                                ------------------------------------------------------------------------------
Common Stock
Balance at the beginning and end of year         14,834      $     146    14,145       $     141    17,145     $     175

Preferred Stock
Balance at the beginning and end of year          5,883      $     589     5,883       $     589     5,883     $     589

Accumulated Other Comprehensive Income
(Loss)
Balance at beginning of year                                 $     945                 $   5,472               $  15,754
Current period change                                            2,446                    (4,527)                (10,282)
                                                             ---------                 ---------               ---------
Balance at end of year                                       $  (1,501)                $     945               $   5,472

Retained Earnings
Balance at beginning of year                                 $(178,065)                $(142,519))             $(163,582)
Net earnings (loss)                                           (181,045)                  (14,938)                 41,671
Dividends paid to preferred stockholders                       (20,607)                  (20,608)                (20,608)
Dividends paid to common stockholders                             --                        --                      --
Treasury Stock issued at less than cost                           --
                                                             ---------                 ---------               ---------
Balance at end of year                                       $(379,717)                $(178,065)              $(142,519)

Treasury Stock
Balance at beginning of year                                 $    --                   $    --                 $  (2,218)
Purchased                                                         --                     (30,591)                (20,228)
Retirement                                                      30,591                    22,446
                                                             ---------                 ---------               ---------
Balance at end of year                                       $    --                   $    --                 $    --
                                                                                                               ---------

Capital in Excess of Par Value
Balance at beginning of year                                 $ 553,861                 $ 582,795               $ 602,657
EIP shares sold                                       5             76         1              10         9           137
Stock options exercised                               -           --          11              78       161         1,339
401K contribution                                   440          1,542       182           1,533        89         1,088
Purchase of treasury stock                            -                    3,594           --        1,780         --
Retirement of treasury stock                          -           --       3,594         (30,555)    1,985       (22,426)
                                                             ---------                 ---------               ---------
Balance at end of year                                       $ 555,479                 $ 553,861               $ 582,795

Total Stockholder's Equity                                   $ 174,996                 $ 377,471               $ 446,512
                                                             =========                 =========               =========

Net Earnings (Loss)                                          $(181,045)                $ (14,938)              $  41,671
Other Comprehensive Income (Loss)
Foreign currency translation adjustment                           (997)                     (588)                     83
Unrealized gains (losses) on securities:
  (net of tax)
       Unrealized holding gains (losses)                       (13,614)                    5,220                   9,538
       arising during the period
       Tax benefit (expense)                                     4,765                    (1,827)                 (3,338)
       Less: reclassification of gains to net
          earnings (loss)                                       11,383                    11,820                  25,485
       Tax benefit (expense)                                    (3,984)                   (3,948)                 (8,920)
                                                             ---------                 ---------               ---------

Comprehensive Income (Loss)                                  $(183,492)                $ (19,465)              $  31,389
                                                             =========                 =========               =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation

            The consolidated  financial  statements  include the accounts of all non-bankrupt  subsidiary  companies.  As a result of the Bankruptcy  Filing (see
Note A) the Company  has, as of November 16,  2000,  deconsolidated  the balance sheet of its wholly owned subsidiary,  Wheeling-Pittsburgh  Corporation ("WPC").
As a result of such deconsolidation, the accompanying consolidated balance sheet at December 31, 2000 does not include any of the assets or  liabilities  of WPC, and the accompanying December 31, 2000 consolidated  statement of operations and the consolidated  statement of cash flows includes the operating  results of WPC for the period  January 1, 2000 through  November  16, 2000.  As of November 16,
2000, the Company will account for its investment in WPC on the cost method. All
significant   inter-company   accounts  and   transactions   are  eliminated  in
consolidation.  The  Company  uses  the  equity  method  of  accounting  for all investments  other than the WPC Group in  unconsolidated  companies owned 20% or more.

Business Segment

             WHX  Corporation  ("WHX")  is  a  holding  company  that  has  been structured  to invest in and/or  acquire  a  diverse  group of  businesses  on a decentralized  basis.  WHX's primary  businesses  currently  are: Handy & Harman
("H&H"), a diversified  manufacturing  company whose strategic business segments encompass,  among others,  specialty wire, tubing,  and fasteners,  and precious metals plating and  fabrication;  Unimast  Incorporated  ("Unimast"),  a leading manufacturer  of steel framing and other products for commercial and residential construction;  and WHX Entertainment  Corp., a co-owner of a racetrack and video lottery  facility  located in  Wheeling,  West  Virginia.  WHX's other  business
consists  of  Wheeling-Pittsburgh   Corporation  ("WPC")  and  its  subsidiaries
including  Wheeling-Pittsburgh  Steel Corporation  ("WPSC" and together with WPC
and  its  other  subsidiaries,   the  "WPC  Group"),  a  vertically   integrated
manufacturer of value-added and flat rolled steel products.  WHX,  together with all of its  subsidiaries  shall be referred to herein as the  "Company," and the
Company  and its  subsidiaries  other than the WPC Group  shall be  referred  to herein as the "WHX Group."

             (See Note Q)

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

Fair Value of Financial Instruments

             The  recorded  amounts of cash and cash  equivalents,  receivables, short-term  borrowings,  accounts payable,  accrued interest,  and variable-rate long-term  debt  approximate  fair value because of the short  maturity of those instruments  or the variable  nature of underlying  interest  rates.  Short-term investments  are  recorded at fair  market  value based on trading in the public market. Redeemable common stock is recorded at the estimated redemption amount that is considered to approximate fair value. See Note H for a description of fair value of debt instruments.

Revenue Recognition

            The Company recognizes revenue upon shipment and transfer of title.

Inventories

             Inventories  are stated at cost that is lower than market.  Cost is determined  by the  last-in  first-out  ("LIFO")  method for  substantially  all inventories.  H&H's  non-precious  metals inventories are stated at the lower of cost  (principally  average)  or market.  For  precious  metals  inventories  no segregation  among  raw  materials,  work  in  process  and  finished  goods  is practicable.

Property, Plant and Equipment

            Depreciation   of   property,   plant  and   equipment  is  provided
principally on the  straight-line  method over the estimated useful lives of the assets.  Interest cost is capitalized  for qualifying  assets during the assets'
acquisition period.  Capitalized interest cost is amortized over the life of the
asset.   Maintenance  and  repairs  are  charged  to  income  and  renewals  and betterments  are  capitalized.  Profit or loss on  dispositions  is  credited or charged to income.

Intangibles and Amortization

             The excess of purchase  price over net assets  acquired in business combinations  ("goodwill") is amortized on the straight-line  method for periods ranging  from 15 to 40 years.  Purchased  patents  are stated at cost,  which is amortized over the respective remaining lives of the patents.

             The Company  uses  estimated  future  undiscounted  cash flows when evaluating  the  recoverability  of the  unamortized  balance of  goodwill.  The recoverability  of goodwill will be impacted if estimated  future operating cash flows are not achieved.

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

Reclassifications

            Certain  reclassifications  have been made to prior year balances to conform to current year presentation.

Impact of New Accounting Standards
----------------------------------

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
SFAS 133 is  effective  for fiscal  years  beginning  after June 15,  2000.  The
Company has not  engaged in  significant  activity  with  respect to  derivative instruments  or hedging  activities in the past. The adoption of the standard on
January 1, 2001 did not have a  significant  impact on the  reported  results of operations or financial position.

            In December  1999,  the  Securities  and Exchange  Commission  (SEC)
issued Staff  Accounting  Bulletin No. 101 (SAB 101),  "Revenue  Recognition  in
Financial Statements", as amended by SAB 101A and SAB 101B, which summarizes the
SEC staff's  interpretations of generally accepted accounting principles related to revenue  recognition and  classification.  The  interpretation did not have a significant  impact on the  consolidated  results  of  operations  or  financial position and related disclosure.

            During the third  quarter 2000,  the EITF issued EITF  Consensus No.
99-19,  "Reporting  Revenue Gross as a Principal versus Net as an Agent",  which addresses  whether  certain  cost items  should be reported  as a  reduction  of revenue  or as a  component  of cost of sales  and  EITF  Consensus  No.  00-10,
"Accounting  for Shipping and Handling  Fees and Costs"  ("EITF  00-10"),  which addresses the  classification  of cost incurred for shipping goods to customers.
These new  pronouncements  are  effective  no later than the  fourth  quarter of fiscal years  beginning  after  December 15, 1999.  As a result of adopting EITF
00-10,  the Company has  reclassified  costs in the  Consolidated  Statements of
Operations for 1999 and 1998 as follows:

                                     1999                               1998
                                     ----                               ----
                                             (Dollars in Thousands)
Increased Sales                    $47,899                            $45,348
Increased Cost of sales            $52,672                            $49,485
Decreased SG&A                     $ 4,773                            $ 4,137

Note A -- WPC Group Bankruptcy

            On November 16, 2000, the WPC Group filed petitions for relief under
Chapter 11 of the Bankruptcy Code. The Bankruptcy  Filing was made in the United
States  Bankruptcy  Court  for the  Northern  District  of  Ohio.  As a  result, subsequent to the  commencement of the Bankruptcy  Filing,  the WPC Group sought and obtained  several  orders from the  Bankruptcy  Court that were  intended to enable the WPC Group to continue business  operations as  debtors-in-possession.
Since the Petition Date,  the WPC Group's  management has been in the process of stabilizing their businesses and evaluating their  operations,  while continuing to provide uninterrupted services to its customers.

             The Bankruptcy  Court has granted the WPC Group's motion to approve a new $290 million DIP Credit Agreement  provided by Citibank,  N.A., as initial issuing bank,  Citicorp  U.S.A.,  Inc.,  as  administrative  agent,  and the DIP
Lenders. Pursuant to the DIP Credit Agreement, Citibank, N.A. has made term loan advances  to the WPC Group up to a  maximum  aggregate  principal  amount of $35 million. In addition the DIP Lenders have agreed, subject to certain conditions, to provide the WPC Group with revolving loans,  swing loans and letter of credit accommodations in an aggregate amount of up to $255 million.  In connection with the Bankruptcy  Filing,  WHX has guaranteed $30 million of the term loan portion of the DIP Credit  Agreement  and has  deposited in a pledged  asset account $33 million of funds in support of such guarantee.  A portion of the earnings on the pledged asset account accrue and are paid to WHX . If WHX is called upon to fund all or a portion of its $30 million  guaranty,  there is little  likelihood that the WPC Group would be able to repay WHX its guaranty  payments  under such term loan. The term loans and revolving  loans are secured by first priority liens on the WPC Group's  assets,  subject to valid liens  existing on November 16, 2000, and have been granted superpriority  administrative  status,  subject to certain carve-outs for fees payable to

the United  States  Trustee  and  professional  fees.  The DIP Credit  Agreement contains negative,  affirmative and financial covenants,  including a limitation on capital  expenditures  through  December  31,  2000 of $12.5  million,  $42.5 million in fiscal 2001 and $60 million in fiscal 2002,  and a  requirement  that the WPC Group have $15 million of excess availability at all times. The terms of the DIP  Credit  Agreement  also  include  cross  default  and  other  customary provisions.

             The DIP Credit  Agreement  expires  November  16,  2002.  Revolving credit  interest  rates  are  based on the  Citibank  Base  Rate  plus 2% and/or
Eurodollar  rate plus 3%. The margin over the prime rate and the Eurodollar rate fluctuate based upon excess  availability.  The Term Loan interest rates are 13%
cash pay plus 3% deferred. Borrowings outstanding under the DIP Credit Agreement at  November  17,  2000  included  the $35 million  term loan,  $163  million in revolving credit  borrowings and approximately $17 million of letters of credit.
Borrowings  under the DIP Credit  Agreement  were used to repay all  obligations under the WPSC Receivables  Facility,  amounting to approximately  $105 million, and to repay all obligations under WPSC's Revolving Credit Facility amounting to approximately $84.7 million. Upon repayment,  the WPSC Revolving Credit Facility and the Receivables Facility were terminated.

             Under Chapter 11, certain claims against the WPC Group in existence prior to the filing of the  petitions  for relief  under the Federal  bankruptcy laws  ("pre-petition")  are  stayed  while  the  WPC  Group  continues  business operations  as  debtors-in-possession.  Claims  secured  against the WPC Group's assets ("secured  claims") are also stayed,  although the holders of such claims have the right to move the court for relief  from stay or  adequate  protection.
Secured claims are secured primarily by liens on the WPC Group's land, buildings and  equipment.  May 16, 2001 was set by the  Bankruptcy  Court as the last date creditors  could file proofs of claim under the Bankruptcy  Code. The Bankruptcy
Filing is an event of default under WPC's 9-1/4% Senior  Notes.  The  Bankruptcy
Filing is not an event of default  under any of the WHX  Group's  indentures  or credit facilities.

            Pursuant to the  provisions of the  Bankruptcy  Code, all actions to collect upon any of the WPC Group's  liabilities  as of the petition  date or to enforce  pre-petition date contractual  obligations were  automatically  stayed.
Absent  approval from the  Bankruptcy  Court,  the WPC Group is prohibited  from paying  pre-petition  obligations,  including  principle  and  interest on WPC's
9-1/4% Senior  Notes.  However,  the  Bankruptcy  Court has approved  payment of certain pre-petition liabilities such as employee wages and benefits and certain other pre-petition obligations.  Additionally, the Bankruptcy Court has approved the retention of legal and financial  professionals.  As  debtors-in-possession, the WPC Group has the right,  subject to Bankruptcy  Court  approval and certain other conditions,  to assume or reject any pre-petition  executory contracts and unexpired  leases.  Parties  affected by such  rejections may file  pre-petition claims with the Bankruptcy Court in accordance with bankruptcy procedures.

            The WPC Group is currently  developing a plan of reorganization (the
"Plan of  Reorganization")  through,  among other things,  discussions  with the official creditor committees appointed in the Chapter 11 cases.

            Although the WPC Group expects to file a Plan of  Reorganization  at an appropriate time in the future, there can be no assurance at this time that a
Plan of Reorganization will be proposed by the WPC Group,  approved or confirmed by the Bankruptcy  Court, or that such plan will be  consummated.  The WPC Group has the exclusive right to file a Plan of  Reorganization at any time during the
120-day period following November 16, 2000. The exclusive filing period has been extended until June 14, 2001 by the Bankruptcy Court at the WPC Group's request, and while the WPC Group intends to request  extensions of the exclusivity period if necessary,  there can be no assurance  that the  Bankruptcy  Court will grant future  extensions.  If the exclusivity  period were to expire or be terminated, other  interested  parties,  such as creditors of the WPC Group,  would have the right to propose alternative plans of reorganization.

            After a plan of  reorganization  has been filed with the  Bankruptcy
Court,  the plan, along with a disclosure  statement  approved by the Bankruptcy
Court,  will be sent to impaired  creditors and equity security  holders who are entitled to vote.  Following the solicitation  period, the Bankruptcy Court will
consider   whether  to  confirm  the  plan.  In  order  to  confirm  a  plan  of reorganization,  the Bankruptcy  Court,  among other things, is required to find that (i) with respect to each impaired  class of creditors  and equity  security holders,  each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation,  (ii) each impaired class of creditors and equity security  holders has accepted the plan by the requisite vote (except as provided in the following  sentence),  and (iii) confirmation of the plan is not likely to be followed by the  liquidation  of the WPC Group or a need for its further financial reorganization or any successors to it unless the plan proposes  such  liquidation  or  reorganization.  If any impaired  class of creditors or equity  security  holders does not accept a plan and assuming  that all of the other  requirements  of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down"  provisions of the  Bankruptcy  Code.  Under these provisions,  the Bankruptcy Court may confirm a plan  notwithstanding  the non-acceptance  of the plan by an impaired class of creditors or equity security holders  if  certain

requirements of the Bankruptcy Code are met. These requirements may, among other things,  necessitate  payment in full for senior  classes  of  creditors  before payment to a junior class can be made.  WHX, as the holder of the capital  stock of WPC,  does not expect to receive any value in respect of its equity  interest in WPC.

            In the Bankruptcy  Filing,  the WPC Group may, with Bankruptcy Court approval,  sell assets and settle liabilities,  including for amounts other than
those   reflected  in  the  financial   statements.   The   administrative   and
reorganization  expenses  resulting from the Bankruptcy  Filing will unfavorably affect  results of the WPC Group.  Moreover,  future  results  may be  adversely affected by other claims and factors resulting from the Bankruptcy Filing.

             During the period  January 1, 2000 through  November 16, 2000,  the
WPC  Group  incurred  a net loss of $176.6  million  which is  reflected  in the
Company's  December 31, 2000 consolidated  results of operations.  Approximately
$133.8  million of such net loss  represents  the  establishment  of a valuation allowance on the WPC Group net deferred tax asset. As a result of the Bankruptcy
Filing,  management  has  concluded  that it is more  likely  than not that such
deferred  tax  asset  (which  is  primarily   related  to  net  operating   loss
carryforwards) will not be realized.

             At January  1, 2000,  $136.8  million of the  Company's  net equity represented its investment in WPC. In addition to this investment,  the Company,
on   November   16,   2000,   guaranteed   $30   million  of  the  WPC   Group's
debtor-in-possession  term loan. The  recognition of the WPC Group's net loss of
$176.6 has eliminated the investment's carrying value of $136.8 million, and WHX has recorded a liability of $39.8  million  (representing  the excess of the WPC
Group's loss over the carrying  amount of the  investment).  This liability will remain  on  the  Company's  accounts  until  the  ultimate  disposition  of  the
Bankruptcy Filing is determined.

            The  accompanying  December  31,  2000  consolidated  balance  sheet includes a due from the WPC Group  amounting  to $20.9  million and a due to the
WPC Group of $32 million.  These amounts are the result of numerous transactions that  transpired  between  companies  in the WHX Group and  companies in the WPC
Group since the date WHX acquired WPC. Such  transactions  include cash advances between the affiliated  companies,  payables and receivables  arising from asset sales  and  purchases,  payments  made to  third  parties  on  behalf  of  other affiliates and billings resulting from the tax sharing agreement between WHX and
WPC.

            For financial  reporting  purposes  amounts owing to or due from the
WPC Group have been presented on a gross basis.  The receivables and liabilities remain those of the  separate  legal  entities of the WHX Group.  As part of the
Bankruptcy  Filing  proceedings  offsetting  or netting of these amounts may not occur  and  certain  receivables  due from the WPC  Group  of  companies  may be characterized  as  prepetition  liabilities of the WPC Group and as such the WHX
Group due from the WPC Group may not be fully recovered.

            The Company has recorded the aforementioned amounts of inter-company receivables and payables based upon its  understanding  and  interpretation  and those of its legal  counsel of the various  agreements  between WHX and WPC. The
amounts  recorded  in  the  inter-company   accounts  represent  the  historical
summarization of numerous transactions amongst all of the WHX and WPC affiliated companies.  WHX is disputing  the  characterization,  amount and legal  entities charged for certain  transactions,  the result of which may be more favorable to
WHX.  As a result of the  Bankruptcy  Filing,  WPC may  dispute  the net  amount recorded by the Company and it may make other assertions that may be unfavorable to WHX.  As WHX and WPC intend to  investigate  the  disputed  items and seek to resolve such dispute through a negotiated settlement, the ultimate resolution of this matter  cannot  presently be  determined  and a settlement  amount could be different from the amounts  recorded in the  accompanying  consolidated  balance sheet.

            In February  2001,  WHX submitted an invoice to WPC in the amount of
$29.4  million  representing  revised  allocations  of  pension  costs for prior periods.  The WPC Group has  contested  this  inter-company  billing,  and it is anticipated that this item will be included in the negotiations  with respect to all contested inter-company amounts and items referred to above. The Company has not  recognized  any benefit  relating to this  billing,  and such amount is not included in the aforementioned inter-company account balances.

            The Company has no current  intention  to provide the WPC Group with additional cash funding other than what may be required in the settlement of the inter-company  accounts,  amounts  that  may be  required  to be paid in  future periods pursuant to the provisions of the tax sharing  agreement and any payment that may result  under the  Company's  guarantee of the term loan portion of the
DIP Credit  Agreement  (see Note K).  However,  the Company may elect to provide additional  financing to the WPC Group should the need arise and if it is in the best interest of the Company.

            Management  of the  Company  cannot  determine  with  certainty  the ultimate  outcome  of the  Chapter  11  proceedings;  however  it is  reasonably possible that the following outcomes could result:

                        o     The  WPC  Group   could   reorganize,   and  their
                              creditors  could receive all or a portion of their
                              claims.

                        o     The WPC  Group  could be sold in its  entirety  or
                              segments could be sold, and the proceeds from such
                              sale(s)  would be  utilized  to  satisfy  creditor
                              claims.

                        o     The  creditors  could assume  ownership of the WPC
                              Group  and  continue  to  operate  the  WPC  Group
                              businesses.

            In each of the above  possible  outcomes,  the WHX Group  would have little or no future  ownership in or involvement with the WPC Group, and the WHX
Group future cash  obligations to or on behalf of the WPC Group would be minimal to none other than the possible payments  discussed above. It is also reasonably possible that none of the above  outcomes would occur and the WPC Group may shut down a number  of  their  operations.  According  to the  Company's  preliminary evaluation of potential  pension  obligations,  if a partial shutdown of the WPC
Group's  operations  were to occur in the immediate  future WHX's  liability for early retirement  pension benefits could range from approximately $80 million to
$100 million.  It is also possible that the WPC Group could cease  operations in their entirety and this liability would then be significantly greater.  However, management does not believe this occurrence is likely. Under current pension law and regulations based on the Company's  analysis of the current funded status of the pension plan, if a partial  shutdown were to occur at the present time,  the cash funding obligations would likely not begin until 2003 and would extend over several  years.  Such cash  funding  obligations  would have a material  adverse impact  on the  liquidity,  financial  position  and  capital  resources  of the
Company.  The  Company's  funding  obligation  and the  impact on the  Company's liquidity,  financial  position  and capital  resources  could be  substantially reduced or eliminated if (1) a partial shutdown,  if it occurs, were to occur at such a time that the fair market value of the assets of the plan approximates or exceeds the plan's liabilities (including the early retirement benefits),  (2) a shutdown were to occur gradually over several years or (3) the number of the WPC
Group's  operations  shut down were less than those  assumed in  estimating  the above-mentioned  amounts.  Reference  is  made  to  Note C of  the  Consolidated
Financial Statements.

Note B--Handy & Harman Acquisition

             On April 13, 1998, the Company completed the acquisition of Handy &
Harman ("H&H") and merged it with a wholly-owned  subsidiary of the Company (the
"Merger").  The acquisition had a total value of  approximately  $651.4 million,
including  the  assumption  of   approximately   $229.6  million  in  debt.  The
acquisition was accounted for as a purchase  business  combination in accordance with Accounting  Principles  Board Opinion No. 16 ("APB 16").  Accordingly,  the
assets and  liabilities  of Handy & Harman have been  adjusted to reflect  their relative  fair  values at the date of  acquisition.  The excess of the  purchase price over the fair value of the net assets acquired totaled $292 million and is being  amortized  over a period of 40 years.  During 2000,  the Company  revised certain  deferred  tax  liabilities  that were  established  in the  acquisition balance sheet.  This revision  reduced  deferred tax liabilities and goodwill by
$9.6 million.  The Company  financed the transaction  through cash on hand and a private placement of debt securities of the Company. See Note R.

             The  following  unaudited  pro forma  disclosure  is  presented  to present the Company's results as if the Handy & Harman  acquisition had occurred on January 1 of 1998.

                                                    Year ended December 31,
                                                             1998
                                                             ----
                                                (in millions, except per share)

Revenue.......................................              $1,765.8
Income (loss) before extra-ordinary items.....                  36.5
Net income (loss).............................                  38.8
Basic income (loss) per share:................                  1.00
Diluted income (loss) per share:..............           $       .95

             The  results of Handy & Harman  included in the pro forma have been adjusted to exclude merger related transaction costs.

Note C--Pensions, Other Postretirement and Postemployment Benefits

             The Company maintains  several qualified and non-qualified  pension plans and other postretirement  benefit plans covering  substantially all of its
employees.   The  Company's   domestic  pension  and  health  care  benefit  and
significant  defined  contribution  plans are  discussed  below.  The  Company's
foreign  plans  and  other  defined   contribution  plans  are  not  significant
individually or in the aggregate.

Pension Plans

            The  Company's   defined   benefit  plan,   the  WHX  Plan,   covers
substantially  all WHX, H&H and WPC employees.  The WHX plan was  established in
May 1998,  as a result of the merger of the former Handy & Harman  plans,  which covered  substantially  all  H&H  employees,  and the WPC  plan.  The WPC  plan, covering most USWA represented  employees,  was created pursuant to a collective bargaining  agreement ratified on August 12, 1997. Prior to that date,  benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel
Corporation Retirement Security Plan ("Retirement Security Plan"). The assets of the  Retirement  Security  Plan were  merged into the WPC plan as of December 1,
1997.  Under the terms of the WHX Plan,  the benefit  formula and provisions for the WPC and H&H  participants  continued as they were designed under each of the respective plans prior to the merger.

             Pension benefits for the H&H participants  included in the WHX Plan are based on years of  services  and the amount of  compensation  at the time of retirement.

             Pension  benefits  for the WPC  participants  include  both defined benefit and defined contribution  features,  since the plan includes the account balances from the Retirement  Security Plan. The gross benefit,  before offsets, is calculated based on years of service and the current benefit multiplier under the plan.  This gross  amount is then offset for the  benefits  payable from the
Retirement  Security  Plan and  benefits  payable  under by the Pension  Benefit
Guaranty  Corporation  from previously  terminated  plans.  Individual  employee accounts  established  under the Retirement  Security Plan are maintained  until retirement.  Upon  retirement,  the account  balances are converted into monthly benefits  that  serve as an offset to the gross  benefit,  as  described  above.
Aggregate  account  balances  held in trust in individual  employees'  accounts, which will be available  upon  retirement to offset the gross  benefit,  totaled
$135.9 million at December 31, 2000.

             At the time of the merger of the pension  plans,  the assets in the
H&H pension plans exceeded the plans' liabilities by approximately $155 million.
At that time,  the  liabilities of the WPC pension plan exceeded their assets by approximately $150 million.

             The Company's  funding  policy is to contribute  annually an amount that satisfies the minimum funding standards of ERISA.

             In 1998,  WPC  established  a  supplemental  defined  benefit  plan covering WPC salaried  employees employed as of January 31, 1998, which provides a guaranteed  minimum  benefit based on years of service and  compensation.  The gross  benefit from this plan is offset by the  annuitized  value of the defined contribution  plan  account  balance and any  benefits  payable from the Pension
Benefit  Guaranty  Corporation  from a  previously  terminated  defined  benefit pension plan. This supplemental plan is not funded.

             The  following  table  presents a  reconciliation  of beginning and ending balances of the projected benefit obligation.

                                                       2000               1999
                                                       ----               ----
                                                       (Dollars in Thousands)

Benefit obligation at January 1................   $   289,741      $   309,153
Service cost...................................         5,511            6,573
Interest cost..................................        21,869           20,073
Actuarial (gain)/loss..........................         5,542          (25,779)
Benefits paid..................................       (24,993)         (23,531)
Plan amendments -implementation................           990               10
Transfers from DC plans........................         5,825            3,242
                                                  -----------      -----------
Benefit obligation at December 31..............   $   304,485      $   289,741
                                                  ===========      ===========

The following table presents a  reconciliation  of beginning and ending balances of the fair value of plan assets.

                                                     2000              1999
                                                     ----              ----
                                                    (Dollars in Thousands)

Fair value of plan assets at January 1.......    $    307,612     $   297,740
Actual return on plan assets.................          27,188          30,161
Employer Contributions.......................              --              --
Benefits paid................................         (24,993)        (23,531)
Transfers from DC plans......................           5,825           3,242
                                                 ------------     -----------
Fair value of plan assets at December 31.....    $    315,631     $   307,612
                                                 ============     ===========
Funded status................................    $     11,146     $    17,871
Unrecognized prior service cost..............          58,953          64,519
Unrecognized actuarial (gain)/loss...........         (32,347)        (42,054)
                                                 -------------    -----------
Net amount recognized........................    $     37,752     $    40,336
                                                 ============     ===========

The  following  table  presents  the  amounts  recognized  in the  statement  of financial position.

                                                     2000             1999
                                                     ----             ----
                                                    (Dollars in Thousands)

Prepaid benefit cost........................    $     37,752      $    40,336
Intangible asset............................              --               --
Accumulated other comprehensive income......              --               --
                                                ------------      -----------
Net amount recognized.......................    $     37,752      $    40,336
                                                ============      ===========

The following table presents the components of net periodic pension cost.

                                           2000         1999           1998
                                        -----------  ----------    ----------
                                               (Dollars in Thousands)

Service cost..........................  $    5,511   $    6,573    $    6,163
Interest cost.........................      21,869       20,073        16,494
Expected return on plan assets........     (29,729)     (28,994)      (18,619)
Amortization of prior service cost....       6,556        6,509         6,509
Recognized actuarial (gain)/loss......      (1,623)          --        (1,401)
                                        -----------  ----------    ----------
Total.................................  $    2,584   $    4,161    $    9,146
                                        ==========   ==========    ==========

The following table presents the weighted-average assumptions at December 31,

                                           2000         1999         1998
                                           ----         ----         ----

Discount rate.........................     7.75%        8.0%         6.5%
Expected return on assets.............     10.0%       10.0%        10.0%
Rate of compensation increase.........      4.0%        4.0%         4.0%

The following table presents the plans with the accumulated  benefit  obligation in excess of plan assets.

                                                         2000         1999
                                                         ----         ----
                                                      (Dollars in Thousands)

Projected benefit obligation........................    $  955      $  619
Accumulated benefit obligation......................       455         308
Fair value of assets................................    $    0      $    0

401(k) Plans

             The  WPC  salaried  employees   participate  in  a  401(k)  defined
contribution plan. WPC matches 50% of the employee's  contribution,  and through the date of the WPC  bankruptcy  (November 16, 2000) such matching  contribution was made with shares of WHX common stock.  The employer  contribution is limited to a maximum of 3% of an  employee's  salary.  The amount of such  contributions charged to WPC operations for the period January 1 through November 16, 2000 and the years ending December 31, 1999 and 1998 were $1.1 million, $1.1 million, and
$984,346 respectively.

             Certain H&H employees  participate in a H&H sponsored  savings plan which qualifies under Section 401(k) of the Internal  Revenue Code. This savings plan allows eligible employees to contribute from 1% to 15% of their income on a pretax basis.  H&H matches 50% of the first 3% of the  employee's  contribution.
Starting  with the September  1998 match,  H&H's  contributions  are invested in shares  of WHX  common  stock  and  become  immediately  vested.  The  charge to operations  for  the  Company's  matching  contribution  amounted  to  $529,000,
$520,000 and $389,000 for the years ending 2000, 1999 and 1998, respectively.

             The  number of shares of the  Company's  common  stock  held by the
401(k)  plans was 882,867,  452,769 and 301,252 at December  31, 2000,  1999 and
1998, respectively.

             Substantially  all of the  salaried  and  hourly  employees  of the
Company's  Unimast  subsidiary  participate in a 401(k) Incentive  Savings Plan.
Unimast  provides a matching  contribution of 50% of each  employee's  voluntary contribution  up  to 4% of  the  employee's  salary.  Contributions  charged  to operations  for this plan were  $781,000,  $698,000  and  $588,000 for the years ending December 31, 2000, 1999 and 1998, respectively.

Postemployment Benefits

             The WPC Group  provides  benefits to former or  inactive  employees after employment but before  retirement.  Those benefits include,  among others, disability,  severance and workers' compensation. The assumed discount rate used to measure the  benefit  liability  was 8.0% at  December  31, 1999 and 7.75% at
December 31, 2000.

Other Postretirement Benefits

             The WPC Group  sponsors  postretirement  benefit  plans  that cover certain management and hourly retirees and dependents. The plans provide medical benefits,  including  hospital,  physicians'  services and major medical expense benefits,  and a life insurance  benefit.  The hourly  employees'  plans provide non-contributory  basic medical and a supplement to Medicare benefits, and major medical coverage to which the WPC Group contributes 50% of the insurance premium cost. The management plan provides basic medical and major medical benefits on a non-contributory basis through age 65.

             WPC accounts for these  benefits in  accordance  with SFAS No. 106.
WPC funds the plans as current benefit obligations are paid.

             Additionally,  in 1994,  the Company,  for the WPC Group portion of these plans,  began funding a qualified  trust in accordance with its collective bargaining  agreement.  The new collective bargaining agreement provides for the use of those funds to pay current benefit  obligations  and suspends  additional funding until 2002.

             Certain  retired  employees  of  Handy  &  Harman  are  covered  by postretirement  medical benefit plans. The benefits provided are for medical and prescription  drugs.  Contributions  from a  majority  of the  participants  are required and for those retirees and spouses, the Company's payments are capped.

             The  following  table  presents a  reconciliation  of beginning and ending balances of the Accumulated Postretirement Benefit Obligation ("APBO").

                                                        2000                            1999
                                                        ----                            ----
                                                               (Dollars in Thousands)

APBO at January 1..................................$        277,170                $       306,839
Service cost.......................................           2,344                          2,650
Interest cost......................................          17,754                         19,396
Actuarial (gain)/loss..............................           4,042                        (28,943)
Plan Amendments....................................             428                             --
Benefits paid......................................         (17,862)                       (22,772)
APBO of WPC plan on November 16, 2000..............        (275,889)                            --
                                                   -----------------               ---------------
APBO at December 31................................$          7,987                $       277,170
                                                   ================                ===============

The following table presents a  reconciliation  of beginning and ending balances of the fair value of plan assets.

                                                        2000                            1999
                                                        ----                            ----
                                                               (Dollars in Thousands)

Fair value of plan assets at January 1.............$        --                     $           424
Actual return on plan assets.......................         --                                  23
Benefits paid......................................         --                                (447)
                                                   ----------------                           ----
Fair value of plan assets at December 31...........$        --                     $            --
                                                   ================                ===============

The  following  table  presents  the  amounts  recognized  in the  statement  of financial position as of December 31.

                                                        2000                            1999
                                                        ----                            ----
                                                               (Dollars in Thousands)

Funded status......................................$       (283,876)               $      (277,170)
Unrecognized prior service cost....................         (28,793)                       (32,649)
Unrecognized actuarial gain........................         (81,828)                       (92,572)
Funded status of WPC at November 16, 2000..........$        386,736
                                                   ================                 ==============
Net amount recognized..............................$          7,761                $      (402,391)
                                                   ================                ===============

The following table presents the components of net periodic benefit cost.

                                                       2000(a)             1999               1998
                                                       -------             ----               ----
                                                                  (Dollars in Thousands)

Service cost.......................................$      1,855     $        2,650      $        2,264
Interest cost......................................      17,753             19,396              19,539
Expected return on plan assets.....................          --                 (6)               (156)
Amortization of prior service cost.................      (3,428)            (3,309)             (3,918)
Recognized actuarial (gain)........................      (6,282)            (3,918)             (5,696)
                                                   -------------    --------------      --------------
Total..............................................$      9,898     $       14,813      $       12,033
                                                   ============     ==============      ==============

(a) includes a pro rata portion of the annual WPC amounts to reflect such amounts through November 16, 2000

The following table presents the weighted-average assumptions at December 31,

                                                   2000               1999               1998
                                                   ----               ----               ----

Discount rate......................................7.75%                8.0%               6.5%
Expected return on assets.......................... 8.0%                8.0%               8.0%
Health care cost trend rate........................ 9.0%                8.0%               8.5%

             The  health  care  cost  trend  rate  assumed  to be 9% in 2000 and gradually decreasing to 5% by the year 2004 and remain at that level thereafter.

Note D--Income Taxes

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                               2000                1999             1998
                                                               ----                ----             ----
                                                                          (Dollars in Thousands)

Income Taxes Before Extraordinary Items
Current
    Federal tax provision (benefit)....................   $           --      $          (96)  $          1,854
    State tax provision................................            2,521               3,055              1,573
    Foreign tax provision (benefit)....................              436                (125)                22
                                                          --------------      --------------   ----------------
             Total income taxes current................            2,957               2,834              3,449
                                                          --------------      --------------   ----------------
Deferred
    Federal tax provision (benefit)....................           70,643              (9,264)            19,575
    State tax provision................................               --                  --                362
                                                          --------------      --------------   ----------------
Income tax provision (benefit).........................   $       73,600      $       (6,430)  $         23,386
                                                          ==============      ==============   ================

Total Income Taxes
Current
    Federal tax provision (benefit)....................   $           --      $          (96)  $          1,854
    State tax provision................................            2,521               3,055              1,573
    Foreign tax provision (benefit)....................              436                (125)                22
                                                          --------------      --------------   ----------------
             Total income taxes current................            2,957               2,834              3,449
                                                          --------------      --------------   ----------------
Deferred
    Federal tax provision (benefit)....................           70,643              (8,782)            20,781
    State tax provision................................               --                  --                362
                                                          --------------      --------------   ----------------
Income tax provision (benefit).........................   $       73,600      $       (5,948)  $         24,592
                                                          ==============      ==============   ================

Components of Total Income Taxes
Operations   .........................................    $       73,600      $      (6,430)   $         23,386
Extraordinary items....................................               --                 482              1,206
                                                          --------------      --------------   -----------------
Income tax provision (benefit).........................   $       73,600      $       (5,948)  $         24,592
                                                          ==============      ==============   ================

             Deferred  income taxes  result from  temporary  differences  in the financial  basis and tax basis of assets and  liabilities.  The amounts shown on the  following  table  represent  the total  differences  between the  Company's consolidated  tax  return  basis of  assets  and  liabilities  and the basis for financial reporting, in both instances including the respective amounts relating to WPC. As a result of the  deconsolidation  of WPC as of November 16, 2000, the deferred tax assets, liabilities and valuation allowance relating to WPC are not recorded in the consolidated balance sheet.

Deferred Income Tax Sources

                                                                     2000             1999
                                                                     ----             ----
                                                                     (Dollars in Millions)

Assets
Postretirement and postemployment employee benefits ......         $  139.0        $  142.7
Operating loss carryforwards (expiring in 2005 to 2019) ..            153.2            72.8
Minimum tax credit carryforwards (indefinite carryforward)             18.9            52.0
Provision for expenses and losses ........................             21.4            47.2
Leasing activities .......................................             18.1            20.3
State income taxes .......................................              1.3             1.2
Miscellaneous other ......................................              4.8             7.5
                                                                   --------        --------
Subtotal .................................................            356.7           343.7
Less:  Amount relating to WPC ............................           (341.6)            --
                                                                   --------        --------
Deferred Tax Assets ......................................         $   15.1        $  343.7
                                                                   --------        --------

Liabilities
Property plant and equipment .............................         $ (151.5)       $ (160.7)
Inventory ................................................            (53.1)          (69.0)
Pension ..................................................            (13.2)          (23.4)
State income taxes .......................................             (3.8)           (4.1)
Miscellaneous other ......................................             (2.7)           (6.5)
                                                                   --------        --------
Subtotal .................................................           (224.3)         (263.7)
                                                                   --------        --------
Less:  Amount relating to WPC ............................            171.3             --
                                                                   --------        --------
Deferred Tax Liability ...................................            (53.0)         (263.7)
                                                                   --------        --------

Valuation Allowance ......................................           (172.2)          (24.8)
                                                                   --------        --------
Less: Amount relating to WPC .............................            170.3             --
                                                                   --------        --------
Valuation Allowance ......................................             (1.9)          (24.8)
                                                                   --------        --------

Net Deferred Income Tax Asset (Liability) ................         $  (39.8)       $   55.2
                                                                   ========        ========

             As a result of  Bankruptcy  Filing,  management  has  assessed  the recoverability  of the deferred tax assets,  particularly  those associated with the net  operating  loss  carryforwards,  and  has  concluded  that a  valuation allowance is necessary.  As such, the WPC Group  recorded a valuation  allowance amounting to $148.2  million,  of which $133.8  million has been included in the
Company's  consolidated  income tax provision and represents the amount recorded by WPC through November 16, 2000.

             During  2000,  the  Company  adjusted  its tax  accounts,  the most significant of which related to the reversal of prior year  provisions for taxes that are  deemed no longer  required.  The total  adjustment  amounted  to $32.9 million of which $7.6  million was  credited to goodwill  and $25.3  million was credited to income tax expense.

             The WPC Group,  for tax return purposes,  is consolidated  with WHX and its other subsidiaries.  At December 31, 2000, WHX has $437.7 million of net operating  tax loss  carryforwards  of which $413.4  million  pertain to the WPC
Group   operations  and  for  which  no  benefit  has  been  recognized  in  the accompanying consolidated financial statements.

             The WPC Group operating loss carryforwards  expire between 2005 and
2020 and the tax credit  carryforwards  expire 2001-2010.  WHX can utilize these operating loss and credit carryforwards to reduce future income tax liabilities;
however,  management  at the present time does not believe that any benefit from these  carryforwards will be realized.  To the extent the WHX Group does utilize the WPC Group's tax loss or credit carryforwards, the resulting tax benefit must be paid to the WPC Group  pursuant  to the terms of the tax  sharing  agreement.
(See Note K)

             During 1999, the valuation  allowance decreased $3.2 million due to the  expiration  of tax credit  carryovers  and a change in  judgment  about the realizability of net operating losses in future periods.

             Deferred  income taxes have not been provided on the  undistributed earnings  of  foreign  subsidiaries  and other  foreign  investments  carried at equity. These earnings have been substantially reinvested,  and the Company does not plan to  initiate  any action that would  precipitate  the payment of income taxes thereon.

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

             Total federal and state income taxes paid in 1998 and 1999 and 2000 were $1.2 million $3.5 million, and $3.3 million, respectively.

             Federal tax returns  have been  examined  by the  Internal  Revenue
Service  ("IRS")  through 1997. The statute of limitations has expired for years through 1995.  Management  believes it has adequately  provided for all taxes on income.

             The  provision  for income taxes  differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                        2000               1999                 1998
                                                                        ----               ----                 ----
                                                                                  (Dollars in Thousands)

Income (loss) before taxes and extraordinary item.............   $       (107,455)          $(22,264)     $          62,816
                                                                 =================          ========      =================
Tax provision (benefit) at statutory rate.....................   $        (37,605)      $     (7,792)     $          21,986
Increase (reduction) in tax due to:
    Percentage depletion......................................               (201)              (530)                  (829)
    Equity earnings...........................................             (1,525)            (1,300)                (1,484)
    Goodwill amortization.....................................              2,530              2,375                  1,983
    State income tax net of federal effect....................              1,639              1,986                  1,258
    Recognition of pre-acquisition benefits...................                 --                 --                 (4,519)
    Change in valuation allowance.............................            133,823             (3,246)                 4,904
    Net effect of foreign tax rate............................               (582)               624                     94
    Adjustment of prior year's tax............................            (25,288)               575                     --
    Other miscellaneous.......................................                809                878                     (7)
                                                                 ----------------       ------------      -----------------
Tax provision (benefit).......................................   $         73,600       $     (6,430)     $          23,386
                                                                 ================       ============      =================

Note E--Short Term Investments

             The  composition  of the Company's  short-term  investments  are as follows:

                                                                                December 31,
                                                                    2000                             1999
                                                                    ----                             ----
                                                                           (Dollars in Thousands)

Trading Securities:
    U. S. Treasury Securities................................$              0                  $       581,250
U. S. Government Agency Mortgage Backed Obligations..........           1,244                            2,038
    Equities.................................................          21,876                           45,238
    Other....................................................          46,199                           13,628
Available-for-sale securities:
    Equities.................................................               0                           17,202
                                                             ----------------                  ---------------
                                                             $         69,319                          659,356
                                                             ================                  ===============

             These  investments are subject to price volatility  associated with any interest bearing  instrument.  Fluctuations in general interest rates affect the value of these investments.

             The  Company   recognizes   gains  and  losses  based  on  specific
identification  of the securities that comprise the investment  balance with the exception of equity securities,  for which average cost is used. At December 31,
1999, unrealized holding gains on available-for-sale  securities of $2.2 million were  reported,  net of the  related  tax  effect,  as a separate  component  of accumulated other comprehensive  income. Net unrealized holding gains and losses on trading  securities  held at period end and included in other income for 2000 and 1999 were a loss of $24.3 million and a gain of $10.6 million, respectively.
At December 1999 the Company had short term margin borrowings of $495.5 million, related to the short term investments.

             In   2000,    the   Company    reclassified    $19.6   million   of
available-for-sale  investments to the trading  category and recorded a realized
loss  upon  the  subsequent   sale  of  $13.1  million.   As  a  result  of  the
reclassification,  the Company recorded a favorable reclassification  adjustment within other  comprehensive  income of $7.2 million,  net of related  income tax benefit of $3.9 million.

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

Note F--Inventories

                                                                           December 31,
                                                               2000                             1999
                                                               ----                             ----
                                                                      (Dollars in Thousands)

Finished products.....................................$           29,255                $          86,724
In-process............................................            24,566                          131,626
Raw materials.........................................            36,453                           81,210
Precious metals.......................................            61,671                          117,639
Other materials and supplies..........................               --                            28,033
                                                      ------------------                -----------------
                                                                 151,945                          445,232
LIFO reserve..........................................            (1,676)                         (3,363)
                                                      -------------------               ----------------
                                                      $          150,269                $         441,869
                                                      ==================                =================

             During  1998,  1999 and 2000,  certain  inventory  quantities  were reduced,  resulting in  liquidations  of LIFO  inventories,  the effect of which increased  (decreased) income by approximately,  $1.8 million,  $2.1 million and
$(1.2) million in 1998, 1999 and 2000, respectively.

Note G--Property, Plant and Equipment

                                                                         December 31,

                                                             2000                             1999
                                                             ----                             ----

                                                                   (Dollars in Thousands)

Land and mineral properties.........................$           18,667                $          42,151
Buildings, machinery and equipment..................           196,032                        1,270,212
Construction in progress............................             9,539                           51,197
                                                    ------------------                -----------------
                                                               224,238                        1,363,560
Accumulated depreciation and amortization...........            50,448                          547,059
                                                    ------------------                -----------------
                                                    $          173,790                $         816,501
                                                    ==================                =================

             Depreciation expense for the years 1998, 1999 and 2000 was $89.7, $96 and $89.1 million, respectively.

Note H--Long-Term Debt

                                                                               December 31,

                                                                   2000                             1999
                                                                   ----                             ----

                                                                         (Dollars in Thousands)

Senior Unsecured Notes due 2007, 9 1/4%...................$          --                     $         274,175

Term Loan Agreement due 2006, floating rate...............           --                                75,000

Senior Unsecured Notes due 2005, 10 1/2%..................           281,490                          281,490

Handy & Harman Senior Secured Credit Facility.............           192,793                          201,064

Unimast Revolving Credit Agreement........................            21,000

Other.....................................................            16,629                           17,801
                                                          ------------------                -----------------

                                                                     511,912                          849,530

Less portion due within one year..........................             6,929                            1,810
                                                          ------------------                -----------------

Total Long-Term Debt (1)..................................$          504,983                $         847,720
                                                          ==================                =================

(1)  The fair value of long-term debt at December 31, 1999 and December 31, 2000 was $828,200 and $403,500,  respectively.  Fair value of long-term  debt is estimated based on trading in the public market.

             Long-term  debt  maturing  in each of the  next  five  years  is as follows:  2001, $12,524;  2002, $14,400; 2003, $26,250; 2004, $53,442; and 2005,
$306,490.

A summary of the financial agreements at December 31, 2000 follows:

WHX Corporation 10 1/2% Senior Notes Due 2005:

            On April 7, 1998,  WHX issued $350  million  principal  amount of 10
1/2% Senior Notes ("the Notes"),  which replaced  privately  placed notes of the same  amount.  Interest  on the Notes is payable  semi-annually  on April 15 and
October 15 of each year,  commencing October 15, 1998. The Notes mature on April
15, 2005.

             The Notes are redeemable at the option of WHX, in whole or in part, on or after  April 15, 2002 at  specified  prices,  plus  accrued  interest  and liquidated damages, if any, thereon to the date of redemption.

             Upon the  occurrence  of a Change of  Control  (as  defined  ), the
Company will be required to make an offer to repurchase  all or any part of each holder's Notes at 101% of the principal  amount thereof,  plus accrued  interest and liquidated damages, if any, thereon to the date of repurchase.

             The Notes are unsecured obligations of WHX, ranking senior in right of payment to all existing and future subordinated indebtedness of WHX, and pari passu with all existing and future senior unsecured indebtedness of WHX.

             The Notes indenture,  dated as of April 7, 1998 (the  "Indenture"), contains  certain  covenants,  including,  but not  limited to,  covenants  with
respect  to:  (i)  limitations  on  indebtedness  and  preferred   stock;   (ii)
limitations  on restricted  payments;  (iii)  limitations on  transactions  with affiliates;  (iv) limitations on liens; (v) limitations on sales of assets; (vi)
limitations on dividends and other payment restrictions affecting  subsidiaries;
and (vii) restrictions on consolidations, mergers and sales of assets.

             During the first quarter of 1999, the Company purchased and retired
$20.5  million  aggregate  principal  amount  of the  Notes in the  open  market resulting in a $0.9 million gain, net of tax.

             On October 4, 2000, WHX  successfully  completed a solicitation  of consents  from  holders  of the  Notes  to amend  certain  covenants  and  other provisions of the Indenture.  The  amendments are set forth in the  Supplemental
Indenture and provide,  among other things,  for amendments to certain covenants which  restrict  the  Company's  ability  to  make  restricted  payments,  incur additional  indebtedness,  make permitted  investments or utilize  proceeds from asset sales. The Supplemental  Indenture also prohibits the payment of dividends on the Company's  preferred  stock until October 1, 2002, and thereafter only in the event such payments  satisfy certain  conditions set forth in the Indenture, as amended by the Supplemental  Indenture. In addition, the amendments remove as events of default  under the  Indenture  those  relating to  defaults  under any
mortgage,   indenture  or  instrument  by,  judgments  against  and  bankruptcy, insolvency and related  filings and other events of WPC, or any of its direct or indirect  subsidiaries.  Accordingly,  the Bankruptcy  Filing is not an event of default under the Notes. In connection with the  solicitation WHX made a payment equal to 2% of the  principal  amount of the Notes ($20 in cash for each  $1,000 principal  amount of Notes) to each holder of Notes whose  consent was  received and  accepted  prior to the  expiration  date.  Such  payments  amounted to $5.5 million and will be amortized to interest expense over the remaining term of the
Notes.

Handy & Harman Senior Secured Credit Facility

             On July 30, 1998,  H&H entered into a $300 million  Senior  Secured
Credit facility (the "Facilities") with Citibank, N.A., as agent. The Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million Delayed Draw Term Loan Facility (now expired) (iii) a $50 million 6-year
Term Loan A  Facility,  and (iv) a $125  million  8-year  Term Loan B  Facility.
Interest  under the Facilities is calculated at a rate  determined  either using
(i) the Citibank prime rate or (ii) LIBOR,  plus the Applicable Margin in effect from time to time.  Applicable Margin means a percentage per annum determined by reference  to the total  leverage  ratio of H&H. The rates in effect at December
31,  2000 are (a) in the case of the Term A Facility  and the  Revolving  Credit
Facility,  calculated  at  LIBOR +  1.50%  and  (b) in the  case  of the  Term B facility,  calculated  at LIBOR + 2.25%.  Borrowings  under the  Facilities  are secured  by the pledge of 100% of the  capital  stock of all H&H's  active  U.S.
subsidiaries and 65% of the stock of H&H's non-U.S.  subsidiaries.  In addition,
H&H  provided a  perfected  first  priority  lien on and  security  interest  in substantially  all the assets of H&H and its  subsidiaries.  The Facilities have
certain   financial   covenants   restricting   indebtedness,   liens  and  cash
distributions that can be made to WHX. In addition,  the Facilities required H&H to procure an interest rate hedge  agreement  covering a notional  amount of not less than $125 million for a period of no less than three years. H&H has entered
into  a   cancelable   interest-rate   swap  to  convert  $125  million  of  its
variable-rate debt to a fixed rate with Citibank,  N.A. New York. The fixed rate is 6.75%  percent,  effective  September 22, 2000,  with a  termination  date of
September 20, 2001. Borrowings  outstanding under the Facilities at December 31,
2000 totaled $192.4 million.  Letters of credit outstanding under the facilities totaled $15.1 million at December 31, 2000.

Unimast Revolving Credit Agreement

             On November 24, 1998, Unimast Incorporated ("Unimast") entered into a Revolving  Credit  Agreement  ("RCA") with Bank One, as lender and agent,  and
Citicorp  USA Inc.,  as lender  and  collateral  agent.  The RCA is for  general corporate purposes,  including working capital needs and capital expenditures up to $50 million with a $3 million sub-limit for letters of credit ("LC"). The RCA expires on  November  24,  2003.  Interest  rates are based on either Bank One's current  corporate base rate plus .25% or a Eurodollar rate plus 1.75%.  Each of these rates can fluctuate based upon performance. An aggregate commitment fee of
 .375% is charged on the unused portion.  The letter of credit fees are .875% for a commercial LC and 1.75% for a standby LC. The commitment  fees and the LC fees are all performance based.

             Borrowings are secured primarily by 100% of the eligible inventory, accounts  receivable,  and fixed assets of Unimast,  and its  subsidiaries.  The terms  of the  RCA  contain  various  restrictive  covenants  limiting  dividend payments,  major acquisitions or other distribution of assets, as defined in the
RCA. Certain financial covenants  associated with leverage,  net worth,  capital spending  and  interest  coverage  must be  maintained.  Borrowings  outstanding against the RCA at  December  31, 2000  totaled $21  million.  Letters of credit outstanding under the RCA totaled $6.1 million at December 31, 2000.

WPC Group

             On November 17, 2000, in connection with the Bankruptcy Filing, the
WPC Group entered into a Debtor-in-Possession  Credit Agreement,  which was used to repay all  obligations  under  WPSC's  Revolving  Credit  Facility and WPSC's
Receivables Facility.  The Bankruptcy Filing was an event of default under the 9
1/4% Senior Notes Due 2007 and the Term Loan Agreement. (See Note A)

9 1/4% Senior Notes Due 2007

             On November 26, 1997, WPC issued $275 million principal amount of 9
1/4% Senior Notes.  Interest on the 9 1/4% Senior Notes is payable semi-annually on May 15 and  November  15 of each  year.  The 9 1/4%  Senior  Notes  mature on
November  15,  2007.  The  Bankruptcy  Filing is an event of default  under such
Notes.

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

             The 9 1/4% Senior Notes are fully and unconditionally guaranteed on a joint and several and senior basis by the guarantors,  which consist of all of the WPC Group's  present and future  operating  subsidiaries.  The 9 1/4% Senior
Notes  indenture  contains  certain  covenants,  including,  but not limited to, covenants with respect to: (i) limitations on indebtedness;  (ii) limitations on restricted  payments;  (iii) limitations on transactions  with affiliates;  (iv)
limitations on liens;  (v) limitations on sales of assets;  (vi)  limitations on issuance  and  sale of  capital  stock of  subsidiaries;  (vii)  limitations  on dividends  and other payment  restrictions  affecting  subsidiaries;  and (viii)
restrictions on consolidations, mergers and sales of assets.

Term Loan Agreement

            On November 26, 1997,  WPC entered into the Term Loan Agreement with
DLJ Capital  Funding Inc., as syndication  agent,  pursuant to which it borrowed
$75 million. The Bankruptcy Filing is an event of default under such agreement.

            Interest on the Term Loan Agreement is payable on March 15, June 15,
September  15 and  December 15 as to Base Rate Loans,  and with respect to LIBOR loans on the last day of each applicable  interest period,  and if such interest period shall exceed three  months,  at intervals of three months after the first day of such interest period.  Amounts  outstanding under the Term Loan Agreement bear interest at the Base Rate (as defined  therein) plus 2.25% or the LIBO Rate
(as defined ) plus 3.25%

            WPC's  obligations  under the Term Loan  Agreement are guaranteed by its present and future  operating  subsidiaries.  WPC may prepay the obligations under the Term Loan Agreement  after November 15, 1999,  subject to a premium of
1% of the principal amount thereof or after November 15, 2000 with no premium.

Revolving Credit Facility

            On April 30, 1999,  WPSC entered into the Third Amended and Restated
Revolving  Credit  Facility (the "RCF") with Citibank,  N.A., as agent.  The RCF provided  for  borrowings  for general  corporate  purposes up to $150  million, including a $25 million sub-limit for Letters of Credit.

             The RCF agreement expires May 3, 2003.  Interest rates are based on the Citibank prime rate plus 1.25% and/or a Eurodollar rate plus 2.25%,  but the margin  over the prime rate and the  Eurodollar  rate can  fluctuate  based upon performance.  A  commitment  fee of 0.5% is charged on the unused  portion.  The letter of credit fee is 2.25% and is also performance based.

             Borrowings outstanding against the RCF at December 31, 1999 totaled
$79.9  million,  which were  included  within the  short-term  borrowings in the consolidated  balance sheet.  Letters of credit  outstanding  under the RCF were
$100,000 at December 31,  1999.  All  borrowings  under the RCF were repaid with proceeds  from the DIP Credit  Agreement on November  17, 2000,  and the RCF was
terminated.

Interest Cost

             Aggregate interest costs on debt and amounts capitalized during the three years ended December 31 are as follows:

                                                   2000          1999           1998
                                                   ----          ----           ----

                                                             (Dollars in Thousands)

Aggregate interest expense on debt.........$       91,175   $     90,885  $    80,159

Less: Capitalized interest.................         4,953          3,034        2,063

Interest expense...........................$       86,222   $     87,851  $    78,096

Interest paid..............................$       77,813   $     89,006  $    73,070

Note I--Stockholders' Equity

             The authorized  capital stock of WHX consists of 60,000,000  shares of  Common  Stock,  $.01  par  value,  of  which  14,834,340  shares  (including redeemable  Common  Stock)  were  outstanding  as  of  December  31,  2000,  and
10,000,000  shares of Preferred Stock, $.10 par value, of which 2,907,825 shares of  Series A  Convertible  Preferred  Stock  and  2,975,100  shares  of Series B
Convertible  Preferred Stock were  outstanding as of December 31, 2000. In 1999, the Company purchased 3,594,300 shares of Common Stock in open market purchases.
No additional shares were purchased during 2000.

Series A Convertible Preferred Stock

             In July  1993,  the  Company  issued  3,000,000  shares of Series A
Convertible  Preferred  Stock for net  proceeds of $145  million.  On October 4,
2000,  pursuant to a solicitation of consents from holders of its 10 1/2% Senior
Notes,  certain covenants and other provisions of the indebtedness were amended.
The Supplemental  Indenture  prohibits the payment of dividends on the Company's preferred  stock until October 1, 2002,  and  thereafter  only in the event such payments  satisfy certain  conditions set forth in the Indenture,  as amended by the Supplemental Indenture.  Dividends on the shares of the Series A Convertible
Preferred  Stock are cumulative and are payable  quarterly in arrears on January
1, April 1, July 1 and October 1 of each year,  in an amount  equal to $3.25 per share per annum. The Company has accrued $2.4 million representing  dividends in arrears at December 31, 2000.

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

             The  Series A  Convertible  Preferred  Stock is  redeemable  at the option of the Company,  in whole or in part, for cash,  initially at $52.275 per share and thereafter at prices  declining  ratably to $50 per share on and after
July 1, 2003,  plus in each case accrued and unpaid  dividends to the redemption date. The Series A Convertible Preferred Stock is not entitled to the benefit of any sinking fund.  In 1996 and 1997,  the Company  purchased and retired  92,000 shares of Series A Convertible Preferred Stock on the open market. No additional shares  were  purchased  during  1999 or 2000.  During  1999,  175  shares  were converted into Common Stock. There were no conversions in 2000.

Series B Convertible Preferred Stock

             The  Company  issued  3,500,000  shares  of  Series  B  Convertible
Preferred Stock in September 1994 for net proceeds of $169.8 million. On October
4, 2000,  pursuant to a  solicitation  of consents  from  holders of its 10 1/2%
Senior Notes,  certain  covenants and other provisions of the indebtedness  were amended.  The Supplemental  Indenture  prohibits the payment of dividends on the
Company's  preferred  stock until October 1, 2002,  and  thereafter  only in the event such payments  satisfy certain  conditions set forth in the Indenture,  as amended by the Supplemental  Indenture.  Dividends on the shares of the Series B
Convertible  Preferred  Stock,  are  cumulative,  and are payable  quarterly  in arrears on January 1, April 1, July 1 and  October 1 of each year,  in an amount equal to $3.75 per  share per  annum.  The  Company  has  accrued  $2.8  million representing dividends in arrears at December 31, 2000.

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

             The  Series B  Convertible  Preferred  Stock is  redeemable  at the option of the Company,  in whole or in part, for cash,  initially at $52.625 per share and thereafter at prices  declining  ratably to $50 per share on and after
October  1,  2004,  plus  in each  case  accrued  and  unpaid  dividends  to the redemption date. The Series B Convertible Preferred Stock is not entitled to the benefit of any sinking fund. In 1996 and 1997, the Company purchased and retired
524,900 shares of Series B Convertible Preferred Stock in open market purchases.
No shares were purchased during 1999 or 2000.

Redeemable Common Stock

             As of December 31, 2000 certain present and former employees of the
WPC Group hold,  through an Employee  Stock  Ownership  Plan  ("ESOP"),  244,507
shares of common stock of WHX. These  employees  received such shares as part of the 1991  Chapter 11 Plan of  Reorganization  in exchange for Series C preferred shares of Wheeling-Pittsburgh Steel Corporation (WPC's predecessor company prior to the 1990  bankruptcy).  Beneficial  owners  of such  shares  who were  active employees  on  August  15,  1990 and who have  either  retired,  died or  become disabled, or who reach 30 years of service, may sell their shares to the Company at a price of $15 or, upon qualified retirement, $20 per share. These contingent obligations  are expected to extend over many years, as participants in the ESOP satisfy the  criteria  for selling  shares to the  Company.  In  addition,  each beneficiary  can direct the ESOP to sell any or all of its common stock into the public markets at any time; provided, however, that the ESOP will not on any day sell in the public markets more than 20% of the number of shares of Common Stock traded  during the previous  day.  Management  has  estimated  the liability for future redemptions to be approximately $2.6 million.

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

             An aggregate of 3,750,000  shares of Common Stock has been reserved for issuance upon exercise of Options under the 1991 Plan, as amended.  The 1991
Plan is  administered  by a committee (the  "Committee")  consisting of not less than three nonemployee members appointed by the Board of Directors.  The term of
Options  granted  under the 1991 Plan may not exceed 10 years (five years in the case of an incentive  Option granted to an optionee  owning more than 10% of the voting  stock of the  Company (a "10%  Holder")).  The Option  price for Options shall not be less than 100% of the "fair  market  value" of the shares of Common
Stock at the time the Option is granted; provided, however, that with respect to an incentive option,  in the case of a 10% Holder,  the purchase price per share shall be at least 110% of such fair  market  value.  The  aggregate  fair market value of the shares of Common Stock as to which an optionee  may first  exercise incentive  stock options in any calendar year may not exceed  $100,000.  Payment for shares purchased upon exercise of Options is to be made in cash, but, at the discretion of the  Committee,  may be made by delivery of other shares of Common
Stock of  comparable  value.  Unless  amended,  the 1991 Plan will  terminate on
September  24, 2001 and may be  terminated at any time by the Board of Directors prior to that date.

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

A Summary of the Option Plans:

                                                                 Number of Options
                                                                 -----------------
                                                1991              D & O               WPN           Option Price   Weighted Average
                                                Plan              Plan              Grants            Or Range       Option Price
                                                ----              -----             ------            --------       ------------

Balance 12/31/97.............                 1,636,389          486,666          2,000,000                            $11.342
    Granted..................                 1,198,527           25,000                 --         $10.00-16.625       15.516
    Cancelled................                  (309,989)              --                 --          8.75-14.625        13.865
    Exercised................                  (160,890)              --                 --         6.125-14.625         8.335
                                         --------------     ------------     --------------
Balance 12/31/98.............                 2,364,037          511,666          2,000,000                             12.277
                                         --------------     ------------     --------------
    Granted..................                   484,500           25,000                 --         7.625-12.4375        9.192
    Cancelled................                  (108,610)              --                 --          8.75-14.625        13.580
    Exercised................                   (10,650)              --                 --           7.25-8.75          7.342
                                         --------------     ------------     --------------
Balance 12/31/99.............                 2,729,277          536,666          2,000,000                              12.01
                                         --------------     ------------     --------------
    Granted..................                   250,000           25,000                  -             6.85              6.85

    Cancelled................                  (131,441)               -                  -         $8.75-14.625         11.69

    Exercised................                         -                -                  -
                                         --------------     ------------     --------------

            Balance 12/31/00.                 2,847,836          561,666          2,000,000                             $11.91
                                         ==============     ============     ==============

             Options  outstanding  at December  31,  2000 which are  exercisable totaled  4,456,193 and have a weighted  average option price of $11.91.  Options outstanding  at December 31, 2000 had a  weighted-average  remaining life of 5.5 years.

             The  Company  adopted  SFAS No.  123,  and  elected to  continue to account for such stock options,  under the provisions of APB 25.  Therefore,  no compensation costs have been recognized for the stock option plans in 1998, 1999 or 2000. Had the Company elected to account for stock-based  compensation  under the  provision of SFAS No. 123 during 1998,  the effect on net income would have been an additional expense of $2.1 million, net of related income tax benefit of
$1.1  million or $.11 per share of Common  Stock after  deduction  of  Preferred
Stock Dividends on a basic and diluted basis. Had the Company elected to account for  stock-based  compensation  under the provision of SFAS No. 123 during 1999, the effect on net income would have been an additional  expense of $2.9 million, net of related  income tax benefit of $1.6 million,  or $.18 per share of common stock after  deduction  of  preferred  stock  dividends,  on a basic and diluted basis.  The fair value of the option grants is estimated on the measurement date using the  Black-Scholes  option-pricing  model. The following  weighted-average assumptions were used in the Black-Scholes  calculation:  expected volatility of
40.6%,  risk-free  interest  rate of 6.7%,  an  expected  life of 5 years  and a dividend yield of zero. During 2000, the effect on net income would have been an additional  expense of $1.7 million,  net of related tax benefit of $1.2 million or $0.22 per share of common stock after  deduction of preferred stock dividends on a basic and diluted basis.

Earnings Per Share

             The  computation  of basic  earnings per common share is based upon the average shares of Common Stock outstanding. In 1999 and 2000, the conversion of redeemable  common stock and exercise of options and warrants  would have had an anti-dilutive effect. The computation of earnings per common  share--assuming dilution in 1998 assumes  conversion of redeemable  common stock and exercise of outstanding stock options. A reconciliation of the income and shares used in the computation follows:

Reconciliation of Income and Shares in EPS calculation

                                                                 For the Year Ended December 31, 2000
                                                                 ------------------------------------
                                                      Income (loss)             Shares         Per-Share
                                                       (Numerator)           (Denominator)      Amount
                                                       -----------           -------------      ------
                                                                   (Dollars and Shares in Thousands)

Loss before extraordinary item.....................$          (181,045)
Less: Preferred stock dividends....................             20,607
                                                   -------------------
Basic EPS and Diluted EPS
    Loss available to common stockholders..........$          (201,652)          14,304       $   (14.10)
                                                   ===================-      ==========       ==========-

             The  assumed  conversion  of stock  options,  preferred  stock  and redeemable  common  stock would have an anti-  dilutive  effect on earnings  per share.

                                                             For the Year Ended December 31, 1999
                                                             ------------------------------------
                                                        Income (loss)       Shares          Per-Share
                                                         (Numerator)     (Denominator)       Amount
                                                         -----------      -------------       ------
                                                              (Dollars and Shares in Thousands)

Loss before extraordinary item.......................$     (15,834)
Less: Preferred stock dividends......................       20,608
                                                     -------------
Basic EPS and Diluted EPS
    Loss available to common stockholders............$     (36,442)          15,866       $     (2.30)
                                                     =============       ==========       ===========

             The  assumed  conversion  of stock  options,  preferred  stock  and redeemable  common  stock would have an anti-  dilutive  effect on earnings  per share.

                                                          For the Year Ended December 31, 1998
                                                          ------------------------------------
                                                        Income            Shares          Per-Share
                                                      (Numerator)      (Denominator)       Amount
                                                      -----------      -------------       ------
                                                                     (Dollars and Shares in Thousands)

Income before extraordinary item.....................$    39,430
Less: Preferred stock dividends......................     20,608
                                                     -----------
Basic EPS
    Income available to common stockholders..........     18,822            18,198       $    1.04
Effect of Dilutive Securities
    Options and warrants.............................         --               566
    Convertible preferred stock......................         --                --
    Redeemable common stock..........................         --               298
                                                     -----------       -----------
Diluted EPS
    Income available to common stockholders
        plus assumed conversions.....................$    18,822            19,062       $     .99
                                                     ===========       ===========       =========

             The  assumed   conversion   of   preferred   stock  would  have  an
anti-dilutive effect on earnings per share.

Note J--Commitments and Contingencies

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
The United States Attorney's office is also conducting a criminal  investigation relating to this matter and Strandflex is a target of the criminal investigation under title 18 of the United States Code ss.287  (Submitting  False Claims) with the  focus of the  investigation  appearing  to be  whether  wire  rope  sold to government  agencies,  either  directly or  indirectly,  was  misrepresented  by
Strandflex as meeting MILSPEC specifications. On March 7, 2000, H&H was informed by the U.S.  Attorney that absent a negotiated  settlement,  the government will seek a criminal  indictment and  unspecified  civil damages against H&H based on
161 sales of wire rope by Strandflex  during the

period June,  1995 to July 1998. H&H has entered into discussion with the United
States  Attorney  to seek a  negotiated  settlement  of all  criminal  and civil claims.  Those  discussions  are  ongoing.  Strandflex  is  cooperating  in  the investigation and has produced various documents,  including testing data, sales records and internal  H&H  correspondence.  There are no known  incidents of any
Strandflex  wire  failing  and  causing  personal  or  property  damages  in any application.  Settlement  discussions are continuing  with the  government.  The
Company believes it is adequately reserved for this settlement.  Annual sales of this product were $209,185 in 1999 and $100,725 in 2000.

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

            The Order institutes proceedings to determine whether the SEC should enter an order  requiring the Company (a) to cease and desist from committing or causing any future  violation of the rules alleged to have been violated and (b)
to pay approximately $1.3 million in disgorgement of profits.  The Company filed an answer  denying any violations and seeking  dismissal of the  proceeding.  On
October 6, 2000, the initial decision of the  Administrative Law Judge who heard the case  dismissed all charges  against the Company,  with the finding that the
Company  had not  violated  the law.  The  Division of  Enforcement  has filed a petition for the SEC to review the decision and a brief,  but only as to the All
Holders Rule Claim. The Commission,  however, has authority to review any issues on its own accord. WHX has filed its opposition brief.

The WHX Group General Litigation

            The WHX Group is a party to  various  litigation  matters  including general  liability  claims  covered by insurance.  In the opinion of management, such claims are not expected to have a material  adverse effect on the financial condition or results of operations of the Company.  However, it is possible that the  ultimate  resolution  of such  litigation  matters and claims  could have a material adverse effect on quarterly or annual  operating  results when they are resolved in future periods.

The WPC Group General Litigation

            The WPC Group is a party to  various  litigation  matters  including general  liability claims covered by insurance.  Claims that are  "pre-petition"
claims for Chapter 11 purposes will ultimately be handled in accordance with the terms of a confirmed Plan of  Reorganization in Chapter 11 cases. In the opinion of  management,  litigation  claims are not expected to have a material  adverse effect on the WPC Group's results of operations or its ability to reorganize.

Environmental Matters

             WPC has been  identified as a potentially  responsible  party under
the  Comprehensive  Environmental  Response,   Compensation  and  Liability  Act
("CERCLA")  or similar state  statutes at several waste sites.  The WPC Group is subject  to joint  and  several  liability  imposed  by  CERCLA  on  potentially responsible parties. Due to the technical and regulatory  complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and  allocating or  determining  liability  among them, the WPC Group is unable to reasonably  estimate the ultimate cost of compliance with CERCLA.  The
WPC Group believes,  based upon information  currently  available,  that the WPC
Group's  liability for clean up and  remediation  costs in  connection  with the
Buckeye  Reclamation  Landfill  will be between $1.5 and $2 million.  At several other sites the WPC Group estimates costs to aggregate less than $1 million. The
WPC Group is currently funding its share of remediation costs.

             The WPC Group, as are other industrial manufacturers, is subject to increasingly  stringent standards relating to the protection of the environment.
In order to facilitate  compliance with these environmental  standards,  the WPC
Group has incurred  capital  expenditures  for  environmental  control  projects aggregating  $9.5 million,  $7.7 million and $3 million for 1998, 1999, and 2000 respectively.  The Company has previously projected spending approximately $26.9 million in the aggregate on major environmental  compliance projects through the year 2003,  estimated  to be spent as  follows:  $10.8  million  in 2001,  $11.3 million in 2002 and $4.8 million in 2003.  However,  due to the  possibility  of unanticipated  factual or regulatory  developments  and in light of  limitations imposed  by the  pending  Chapter  11 cases,  the  amount  and  timing of future expenditures may vary substantially from such estimates.

             Due to the  possibility  of  unanticipated  factual  or  regulatory developments, the amount of future expenditures may vary substantially from such estimates.

             Based  upon  information  currently  available,  including  the WPC
Group's prior capital expenditures,  anticipated capital  expenditures,  consent agreements  negotiated with Federal and state agencies and information available to the WPC Group on pending  judicial and  administrative  proceedings,  the WPC
Group  does  not  expect  its  environmental  compliance  and  liability  costs, including the incurrence of additional fines and penalties,  if any, relating to the  operation  of its  facilities,  to have a  material  adverse  effect on the financial  condition  or results of  operations  of the WPC Group.  However,  as further information comes into the WPC Group's  possession,  it will continue to reassess such evaluations.

             To the  extent  that WPC is  unable  to fund its  liabilities  with respect to its  environmental  obligations,  WHX may be  required to provide the necessary funding.

Note K--Related Party Transactions

             The Chairman of the Board of the Company is the  president and sole shareholder of WPN Corp. ("WPN"). Pursuant to a management agreement as amended, and approved by a majority of the non-management  directors of the Company,  WPN provides certain financial,  management  advisory and consulting services to the
Company.  Such services include,  among others,  identification,  evaluation and negotiation  of  acquisitions,  responsibility  for  financing  matters  for the
Company  and  its  subsidiaries,   review  of  annual  and  quarterly   budgets,
supervision and administration,  as appropriate, of all the Company's accounting and financial  functions  and review and  supervision  of reporting  obligations under  Federal and state  securities  laws. In exchange for such  services,  WPN received a monthly  fee of $520,833 in 1999 and 2000.  In  addition,  in October
1999, the Board of Directors  awarded WPN an additional bonus of $3.3 million in recognition  of the  returns  earned  by WPN on  behalf  of the  Company  in its management of the  Company's  cash and  marketable  securities.  The  management agreement has a two year term and is renewable  automatically for successive one year  periods,  unless  terminated  by either party upon 60 days' prior  written notice of the renewal date.

             In 1997, the stockholders approved a grant of an option to purchase
1,000,000 shares of Common Stock to WPN for their performance in obtaining a new labor agreement.  The options have an exercise price of $9.625. The options were valued using the Black-Scholes formula at $6.7 million and recorded as a special charge related to the labor contract.

             The WPC Group is included  in the  Company's  consolidated  federal income  tax  return.  WHX and the WPC  Group  have  entered  into a tax  sharing agreement,  dated July 26, 1994, which provides that the WPC Group would be paid for any  reduction in the combined  consolidated  federal  income tax  liability resulting from the utilization or deemed  utilization of deductions,  losses and credits  whether from current or prior years which are  attributable  to WPC. In the event the combined  consolidated federal income tax liability is higher than such liability would be excluding the tax attributes of WPC or its subsidiaries,
WPC would pay WHX the amount of such excess.

             The WPC Group  participates in the WHX defined benefit pension plan and WHX has  allocated  to WPC a portion of the  plan's  annual  cost.  WHX will continue  to  administer  the  pension  plan and incur the annual  pension  cost associated with the WPC Group related participants and intends to charge the WPC
Group for their portion of the total pension cost. As a result of the Bankruptcy
Filing,  WHX may not  recover  all  amounts  charged  to the WPC Group in future periods.

             On October 9, 2000 and November 14, 2000, WHX transferred  precious metal to WPC with a market  value of $35.2  and a tax  basis of a  significantly lower amount. Such proceeds were applied to the WHX net liability due to WPC. In connection with the precious metal transfer,  WPC agreed to amend the provisions of the tax sharing  agreement  relating to the

utilization,  by WHX of WPC's net operating losses in an amount equal to the tax gain  realized on the sale of such  metals.  WPC  immediately  sold the precious metals in the open market and received proceeds of $35.2 million.

             As discussed in Note A, WHX has  guaranteed  $30 million of the $35 million term-loan portion of WPC's debtor-in-possession financing.

             See Note A for other related party disclosures.

Note L-- Other Income

                                                                    Year Ended December 31,
                                                                    -----------------------
                                                      2000                   1999                     1998
                                                      ----                   ----                     ----
                                                                    (Dollars in Thousands)

Interest and investment income/(loss)...........$         (11,754)    $           26,499     $             88,781
Equity income (loss)............................            5,648                  4,343                    5,699
Receivables securitization fees.................           (6,670)                (5,876)                  (6,192)
Other, net......................................           (3,363)                 1,454                    1,408
                                                ------------------    ------------------     --------------------
                                                $         (16,139)    $           26,420     $             89,696
                                                ==================    ==================     ====================

Note M--Sale of Receivables

             In 1994, a special purpose wholly-owned  subsidiary of WPSC entered into an agreement to sell (up to $75 million on a revolving  basis) an undivided percentage  ownership in a designated pool of accounts  receivable  generated by
WPSC and two of the  Company's  subsidiaries:  WCPI  and PCC  (the  "Receivables
Facility").  In 1995,  WPSC entered into an agreement to include the receivables generated by Unimast in the pool of accounts  receivable  sold. In May 1999, the
Receivables Facility was extended through May 2003 and increased to $100 million
on  a  revolving   basis.   Effective  June  of  1999,   Unimast  withdrew  from
participation in the facility.  Accounts receivable at December 31, 1999 exclude
$100 million  representing  uncollected  accounts  receivable sold with recourse limited to the extent of  uncollectible  balances.  Fees paid by WPSC under this
Receivables  Facility  were based upon  variable  rates that range from 5.91% to
9.62%. On November 17, 2000 all obligations under the Receivables  Facility were repaid and the Receivables Facility was terminated.

Note N-- Information on Significant Joint Ventures

             WPC  owns  35.7%  of  Wheeling-Nisshin  Inc.  ("Wheeling-Nisshin").
Wheeling-Nisshin   had  total  debt   outstanding   at  December   31,  1999  of
approximately  $4.1million.  The debt was fully  repaid in September  2000.  WPC derived  approximately  10.9%  and 16.2% of its  revenues  from sale of steel to
Wheeling-Nisshin  in 2000 and 1999.  WPC received  dividends of $3.7 million and
$5.0 million  annually  from  Wheeling-Nisshin  in 2000 and 1999,  respectively.
Audited  financial  statements of  Wheeling-Nisshin  are presented under Item 14 because it is  considered  a  significant  subsidiary  of the Company  under SEC regulations.

             WPC owns 50.0% of Ohio Coatings  Company  ("OCC").  OCC had totaled debt  outstanding at December 31, 2000 and 1999 of  approximately  $50.0 million and $53.6 million,  respectively. WPC derived approximately 9.2% of its revenues from sale of steel to OCC in 2000 and 1999.

Note O-- Extraordinary Items

                                                               Year Ended December 31,
                                                               -----------------------
                                                             1999                     1998
                                                             ----                     ----
                                                               (Dollars in Thousands)

Premium (discount) on early debt retirement...........$           (1,925)    $             (4,779)
Unamortized debt issuance cost........................               547                    1,332
Coal retiree medical benefits.........................                --                       --
Income tax effect.....................................               482                    1,206
                                                      ------------------     --------------------
                                                      $             (896)    $             (2,241)
                                                      ==================     ====================

             In the first  quarter of 1999,  the Company  purchased  and retired
$20.5  million  aggregate  principal  amount of 10 1/2% Senior Notes in the open market resulting in a $0.9 million gain, net of tax.

             In the third quarter of 1998, the Company purchased and retired $48 million  aggregate  principal  amount of 10 1/2% Senior Notes in the open market resulting in a $2.2 million gain, net of tax.

Note P --Supplemental WHX Parent Company Summarized Financial Information

             As  discussed  in Note H,  the H&H and  Unimast  Credit  Agreements
contain  covenants that restrict the distribution of cash or other assets to the parent company WHX. The restricted net assets of H&H and Unimast included in the consolidated net equity amount to $330 Million at December 31, 2000.

             The following table sets forth summarized financial information for the WHX Parent Company.

                                                                                     Year Ended December 31,
                                                                                      -----------------------
                                                                        2000                   1999                     1998
                                                                        ----                   ----                     ----
                                                                                      (Dollars in Thousands)

Income Data
    Other income (expense).....................................   $         (11,269)    $           31,502     $             87,056
    Equity in earnings (losses) of subsidiaries................            (159,389)               (11,350)                   4,771
    Depreciation...............................................               1,515                    989                    1,583
    SG&A.......................................................               5,081                  5,883                    5,843
    Interest expense on debt...................................              30,635                 30,855                   26,385
                                                                   ----------------     ------------------      -------------------
    Income (loss) before tax and extraordinary item............   $        (207,889)    $          (17,575)    $             58,016
    Tax provision (benefit)....................................             (26,844)                (1,735)                  18,586
                                                                  ------------------    -------------------    --------------------
    Income (loss) before extraordinary item....................   $        (181,045)    $          (15,840)    $             39,430

    Extraordinary Item (net of tax)............................   $              --                    896                    2,241
                                                                   ----------------     ------------------     --------------------
    Net income (loss)..........................................   $        (181,045)    $          (14,944)    $             41,671
                                                                  ==================    ==================     ====================

Balance Sheet Data
Assets
    Current assets.............................................   $         140,486     $          763,489     $            800,947
    Non-current assets.........................................   $         438,504                438,904                  488,799
                                                                   ----------------     ------------------     --------------------
        Total Assets...........................................   $         578,989     $        1,202,393     $          1,289,746
                                                                  =================     ==================     ====================
Liabilities and Stockholders' Equity
    Current liabilities........................................   $          57,531     $          508,402     $            505,207
    Non-current liabilities....................................   $         346,462                316,520                  338,027
    Stockholder's equity.......................................   $         174,996                377,471                  446,512
                                                                   ----------------     ------------------     --------------------
        Total Liabilities and Stockholders' Equity.............   $         578,989     $        1,202,393     $          1,289,746
                                                                  =================     ==================     ====================

Note Q--Reported Segments

             The  Company's  reportable  operating  segments  consist of the WPC
Group,  H&H,  Unimast and Other,  each providing  their own unique  products and services. Each of these segments are independently managed and require different production  technology and marketing and distribution  channels.  The accounting policies of the segments are consistent with those of the Company,  as discussed in the summary of significant accounting policies.

             For the periods  presented,  intersegment  sales and transfers were conducted  as if the  sales or  transfers  were to third  parties,  that is,  at prevailing  market  prices.  Income  taxes  are  allocated  to the  segments  in accordance with the Company's tax sharing  agreements,  which generally  require separate segment tax calculations. The benefit, if any, of WPC NOL carryforwards are allocated to the WPC Group.

             The table below presents  information about reported segments and a reconciliation of total segment sales to total  consolidated sales for the years ending December 31:

                                                                                           Segment                     Consolidated
2000                                       WPC(a)      H&H (b)     Unimast   All Other      Total    Adjustments          Total
----                                       ------      -------     -------   ---------      -----    -----------          -----
                                                                         (Dollars in thousands)
Revenue.............................    $1,050,590    $468,846    $239,276   $       --  $ 1,758,712   $ (13,253)    $  1,745,459
Intersegment revenues...............        13,253          --          --           --       13,253          --           13,253
Net interest expense................        34,051      18,597       2,939       30,635       86,222          --           86,222
Depreciation and amortization.......        69,778      22,499       4,985        1,515       98,777          --           98,777
Equity income (loss)................         2,302         406           -        2,940        5,648          --            5,648
Income taxes........................        90,241       8,899       4,539      (30,079)      73,600          --           73,600
Extraordinary Item..................            --          --          --           --           --          --               --
Segment net income (loss)...........      (176,581)      7,206       6,965      (18,635)    (181,045)         --         (181,045)
Segment assets......................             0     653,346     111,618      666,971    1,432,302     518,420          913,516
Investment in equity -
  method subsidiaries...............            --       4,604           0       13,625       18,224          --           18,229
Capital expenditures................    $   95,134    $ 19,838    $ 13,572   $        0  $   128,544   $      --     $    128,544
1999
Revenue (c).........................    $1,117,744    $468,339    $226,993   $       --  $ 1,813,076   $ (48,377)       1,764,699
Intersegment revenues...............        48,377          --          --           --       48,377          --           48,377
Net interest expense................        37,931      17,755       1,900       30,855       88,441        (590)          87,851
Depreciation and amortization.......        77,724      22,190       3,953          989      104,856          --          104,856
Equity income (loss)................         3,358       1,302          --         (317)       4,343          --            4,343
Income taxes........................       (20,723)     12,270       3,758       (1,735)      (6,430)         --           (6,430)
Extraordinary Item..................            --          --          --          896          896          --              896
Segment net income (loss)...........       (34,485)     10,005      13,063       (4,064)     (15,481)        543          (14,938)
Segment assets......................     1,278,022     650,452      98,411    1,333,548    3,360,433    (686,867)       2,673,566
Investment in equity -
  method subsidiaries...............        64,229       5,182          --       11,079       80,490          --           80,490
Capital expenditures................    $   72,146    $ 16,981    $  3,929   $   10,979  $   104,035   $      --     $    104,035
1998
Revenue (c).........................    $1,145,837    $352,685    $214,097   $       --  $ 1,712,619   $ (21,773)    $  1,690,846
Intersegment revenues...............        21,773          --          --           --       21,773          --           21,773
Net interest expense................        36,699      13,188       2,462       26,385       78,734        (638)          78,096
Depreciation and amortization.......        76,321      15,585       3,381        1,583       96,870          --           96,870
Equity income (loss)................         5,333         588          --         (222)       5,699          --            5,699
Income taxes........................        (3,101)      7,271         630       18,586       23,386          --           23,386
Extraordinary item..................            --          --          --        2,241        2,241          --            2,241
Segment net income (loss)...........        (6,503)      4,785       6,582       36,900       41,764         (93)          41,671
Segment assets......................     1,256,367     668,362      60,697    1,408,086    3,393,512    (681,428)       2,712,084
Investment in equity -
  method subsidiaries...............        69,075       4,507          --       11,396       84,978          --           84,978
Capital expenditures................    $   33,595    $ 10,701    $  3,954   $       --  $    48,250   $      --     $     48,250

             The  following   table  presents   revenue  and  long-lived   asset
information by geographic area as of and for the years ended December 31:

Geographic Information

                                                       Revenues                  Long-lived Assets
                                                       --------                  -----------------
                             2000(a)          1999           1998        2000(a)       1999           1998
                             -------          ----           ----        -------       ----           ----

United States...........   $ 1,711,191    $ 1,738,740    $ 1,642,179    $ 192,019    $ 878,692     $ 887,659
Foreign.................        34,268         25,959         48,667       14,025       18,299        16,396
                           -----------    -----------    -----------    ---------    ---------     ---------
                           $ 1,745,459    $ 1,764,699    $ 1,690,846    $ 206,044    $ 896,991     $ 904,055

             Foreign  revenue  is  based  on the  country  in  which  the  legal subsidiary is domiciled.  Revenue from no single foreign country was material to the consolidated revenues of the Company.

     (a)  Year 2000  information for WPC includes  income  statement and capital expenditure  related  information  for the period  January 1,  through
          November 16;  balance sheet  information  has not been included due to the deconsolidation of WPC as of November 16, 2000.

     (b)  Handy & Harman income  statement and capital  expenditure  information for 1998 are for the period April 13, 1998 through December 31, 1998.

     (c)  Revenue  amounts  have been  restated for 1999 and 1998 as a result of the  implementation of EITF 00-10 Accounting for Shipping and Handling
          Fees and Costs.  (see Accounting  Policies  footnote.) The restatement had the effect of increasing the Revenue amount for WPC by $36,087 and
          $34,296  and for H&H by $2,224 and  $2,399 for 1999 and 1998,  and for
          Unimast by $9,589 and $8,653 for 1999 and 1998, respectively.

Note R--Acquisition of Handy & Harman and Other

             The fair value of the assets  acquired and  liabilities  assumed in acquisitions are as follows:

                                                                        1999                                1998
                                                                        ----                                ----
                                                                        Other              Handy & Harman         Other
                                                                                       (Dollars in Thousands)

             Current assets.................................        $         2,145     $      269,374     $      2,188
             Property, plant & equipment....................                  1,722            124,148              503
             Other long-term assets.........................                     --            155,426               --
             Goodwill.......................................                  9,627            291,931           10,121
             Current liabilities............................                   (667)          (120,790)            (157)
             Debt...........................................                     --           (229,600)          (4,320)
             Other long-term liabilities....................                     --            (74,635)              --
                                                                    ---------------     --------------     ------------
             Purchase price, net of cash acquired...........        $        12,827     $      415,854     $      8,335
                                                                    ===============     ==============     ============

Note S--Quarterly Information (Unaudited)

             Financial  results  by  quarter  for the  two  fiscal  years  ended
December 31, 2000 and 1999 are as follows:

                                                                                                                 Basic
                                                                                       Earnings      Basic      Diluted
                                                                                        (Loss)      Earnings    Earnings
                                                                                       Per Share     (Loss)      (Loss)
                                               Gross      Extra-         Net            Before      Per Share   Per Share
                                  Net         Profit     ordinary      Income        Extraordinary   On Net      On Net
                               Sales (b)      (Loss)      Income       (Loss)            Items       Income      Income
                               ---------      ------      ------       ------            -----       ------      ------
                                                        (Dollars, Except Per Share, in Thousands)
2000:
   1st Quarter ......         $ 468,091     $  80,859    $    0     $  (6,699)       $   (0.84)  $   (0.84)   $  (0.84)
   2nd Quarter ......           487,217        81,728         0        36,262(c)          2.19        2.19        1.17
   3rd Quarter ......           461,101        58,397         0       (21,115)           (1.84)      (1.84)      (1.94)
   4th Quarter (a)...           329,051        15,083                (189,492)(d)       (13.55)     (13.55)      (6.09)
1999:
   1st Quarter ......         $ 407,999     $  46,684    $  896     $ (35,596)       $   (2.45)  $   (2.40)   $  (2.40)
   2nd Quarter ......           425,328        77,008        --        15,432              .62         .62         .46
   3rd Quarter ......           460,095        77,972        --        11,109              .38         .38         .34
   4th Quarter ......           471,277        79,974        --        (5,883)            (.78)       (.78)       (.78)

(a)         Includes  results  of the WPC Group for the  period  October 1, 2000 through November 16, 2000.
(b)         Net sales amounts for 1999 have been  restated to properly  classify revenues for shipping  and handling  pursuant to EITF Number  00-10.
            Such  restatement had the effect of increasing net sales by $11,074,
            $11,545, $12,488 and $12,792 for the respective quarters of 1999.
(c)         Includes  $38,000  relating to the reversal of prior year provisions for taxes no longer required.
(d)         Includes  $133,800  tax  charge  relating  to the  recognition  of a valuation allowance of the net deferred tax assets of WPC.

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

               NOT APPLICABLE.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

            The Company's  Certificate of  Incorporation  and Bylaws provide for the classification of the Board of Directors into three classes. The term of the three Class II Directors  expires at the 2001 Annual Meeting of  Stockholders of the  Company,  the term of the three  Class III  Directors  expires  at the 2002
Annual  Meeting of  Stockholders  of the Company and the term of the two Class I
Directors expires at the 2003 Annual Meeting of Stockholders of the Company.

            The following sets for certain  information  concerning them are set forth with respect to the Directors of the Company:

                                                   Principal Occupation                                   First Year
                             Class of             for the Past Five Years                                   Became
Name                         Director        and Current Public Directorships               Age          a Director(1)
----                         --------      -------------------------------------            ---          -------------
Neil D. Arnold                 III         Director. Private Investor since May             52               1992
                                           1999. Group Finance Director of Lucas
                                           Varity plc from December 1996 to May
                                           1999, and Executive Vice President -
                                           Corporate Development from September
                                           1996 to December 1996; Senior Vice
                                           President and Chief Financial Officer
                                           of Varity Corporation from July 1990
                                           to September 1996. Lucas Varity plc
                                           designs, manufactures and supplies
                                           advanced technology systems, products
                                           and services in the world's
                                           automotive and aerospace industries.

Paul W. Bucha                   II         Director. Consultant to the Company              57               1993
                                           since December 2000. President,
                                           B,L,H&J, Inc. an international
                                           consulting firm since November 2000
                                           and from July 1991 to April 1998;
                                           Chairman of the Board of
                                           Wheeling-Pittsburgh Steel Corporation
                                           from April 1998 to November 2000;
                                           President, Paul W. Bucha & Company,
                                           Inc., an international marketing
                                           consulting firm from 1979 to April
                                           1999 and since November 2000;
                                           Chairman and Chief Executive Officer
                                           of Delta Defense from October 1997 to
                                           April 1998. President, Congressional
                                           Medal of Honor Society of U.S. from
                                           September 1995 to November 1999.

Robert A. Davidow              III         Director and Vice Chairman of the                58               1992
                                           Board. Private investor since January
                                           1990. Director of Arden Group, Inc.,
                                           a supermarket holding company.

William Goldsmith               I          Director. Management and Marketing               82               1987
                                           Consultant since 1984. Chairman of
                                           Nucon Energy Corp. since 1997 and
                                           TMP, Inc. from January 1991 to 1993.
                                           Chairman and Chief Executive Officer
                                           of Overspin Golf Corp. since 1993.
                                           Chairman and Chief Executive Officer
                                           of Fiber Fuel International, Inc.,
                                           from 1994 to 1997. Life Trustee to
                                           Carnegie Mellon University since
                                           1980.

Ronald LaBow                   III         Chairman of the Board. President of              65               1991
                                           Stonehill Investment Corp. since
                                           February 1990. Director of Regency
                                           Equities Corp., a real estate
                                           company, and an officer and director
                                           of WPN Corp., a financial consulting
                                           company.

Robert D. LeBlanc               I          Director. Executive Vice President of            51               1999
                                           the Company since April 1998.
                                           President and Chief Executive Officer
                                           of Handy & Harman ("H&H") since April
                                           1998. (H&H was acquired by the
                                           Company in April 1998). President,
                                           Chief Operating Officer and Director
                                           of H&H from July 1997 to April 1998.
                                           Executive Vice President of H&H from
                                           November 1996 to July 1997. Executive
                                           Vice President of Elf Atochem North
                                           America, Inc. from January 1994 to
                                           November 1996. Director of Church &
                                           Dwight Co., Inc., a consumer products
                                           and specialty chemical company, since
                                           July 1998.

Marvin L. Olshan                II         Director. Secretary of the Company               72               1991
                                           since 1991. Partner, Olshan Grundman
                                           Frome Rosenzweig & Wolosky LLP, since
                                           1956.

Raymond S. Troubh               II         Director. Financial Consultant for in            74               1992
                                           excess of past five years. Mr. Troubh
                                           is also a director of ARIAD
                                           Pharmaceuticals, Inc., Diamond
                                           Offshore Drilling, Inc., General
                                           American Investors Company, Gentiva
                                           Health Services, Inc., a health
                                           services business, Health Net, Inc.,
                                           a managed health care company,
                                           Starwood Hotels & Resorts, and Triarc
                                           Companies, Inc., restaurants and soft
                                           drinks. Trustee of Corporate
                                           Renaissance Group Liquidating Trust,
                                           Microcap Liquidating Trust and Petrie
                                           Stores Liquidating Trust.

(1)         The Company and its subsidiaries were reorganized into a new holding company  structure  ("Corporate  Reorganization")  on July 26, 1994.
            Prior to the Corporate Reorganization,  all directors of the Company who were directors at the time of the Corporate  Reorganization were directors of Wheeling-Pittsburgh Corporation.

Meetings and Committees

            The  Board  of  Directors  met on 9  occasions  and took  action  by unanimous  written  consent on 1 occasion  during the fiscal year ended December
31, 2000.  There are five  Committees of the Board of  Directors:  the Executive
Committee,  the Audit  Committee,  the  Compensation  Committee,  the Nominating
Committee and the Stock Option  Committee (for the 1991 Stock Option Plan).  The
members of the Executive Committee are Ronald LaBow,  Robert A. Davidow,  Marvin
L. Olshan,  Raymond S. Troubh and Neil D. Arnold.  The Executive  Committee took action by unanimous  written consent on 3 occasions during the fiscal year ended
December 31, 2000. The Executive Committee possesses and exercises all the power and authority of the Board of Directors in the  management  and direction of the business and affairs of the Company  except as limited by law and except for the power to change the membership or to fill vacancies on the Board of Directors or the Executive Committee.  The members of the Audit Committee are Neil D. Arnold,
Robert A. Davidow and Raymond S. Troubh.  The Audit Committee met on 4 occasions during the fiscal year ended December 31, 2000. The primary purpose of the Audit
Committee is to assist the Board of Directors in fulfilling  its  responsibility to oversee the Company's  financial  reporting  activities.  The Audit Committee annually recommends to the Board of Directors  independent public accountants to serve as auditors of the  Company's  books,  records and  accounts,  reviews the scope of the audits performed by such auditors and the audit reports prepared by them,  reviews and monitors the Company's  internal  accounting  procedures  and monitors  compliance  with the  Company's  Code of Ethics Policy and Conflict of
Interest  Policy.  The  members  of the  Compensation  Committee  are  Robert A.
Davidow,  William Goldsmith and Marvin L. Olshan. The Compensation Committee met
on 4 occasions and took action by unanimous written consent on 1 occasion during the fiscal year ended  December 31, 2000.  The  Compensation  Committee  reviews compensation  arrangements and personnel matters.  The members of the Nominating
Committee  are  Ronald  LaBow,  Marvin L.  Olshan,  Paul W.  Bucha and Robert A.
Davidow.  The Nominating Committee recommends nominees to the Board of Directors of the Company.  The members of the Stock Option Committee are Raymond S. Troubh and Robert A. Davidow.  The Stock Option  Committee  administers the granting of stock options under the 1991 Option Plan. The Stock Option Committee took action by  unanimous  written  consent on 2  occasions  during  the  fiscal  year ended
December 31, 2000.

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
annual meeting of  Stockholders up to a maximum of 40,000 shares of Common Stock pursuant to the Company's 1993 Directors and Non-Employee  Officers Stock Option
Plan (the "1993 Plan"). All directors of the Company permitted to participate in the 1993 Plan have received the maximum number of shares  permitted to be issued thereunder.  In addition,  directors of the Company  (other than the Chairman of the Board or directors  who are  employees  of the Company or its  subsidiaries)
also received  options to purchase  25,000 shares of Common Stock on December 1,
1997 and receive  options to purchase  5,000 shares of Common Stock per annum on the date of each annual meeting of Stockholders (commencing with the 1998 Annual
Meeting  of  Stockholders)  up to a  maximum  of 40,000  shares of Common  Stock pursuant to the Company's  1997  Directors  Stock Option Plan (the "1997 Plan").
All  directors  of the Company  permitted to  participate  in the 1997 Plan have received the maximum number of shares permitted to be issued thereunder.

            Pursuant to a management  agreement effective as of January 3, 1991, as amended (the "Management Agreement"), approved by a majority of the Company's disinterested  directors  of the  Company,  WPN Corp.  ("WPN"),  of which Ronald
LaBow, the Chairman of the Board of the Company,  is the sole stockholder and an officer and director,  provides financial,  management,  advisory and consulting services to the Company, subject to the supervision and control of the Company's disinterested  directors.  The  Management  Agreement has a two year term and is renewable  automatically  for successive two year periods,  unless terminated by either  party upon 60 days'  notice  prior to the  renewal  date.  In 2000,  WPN received a monthly fee of $520,833.33.  WPN Corp. also receives certain benefits from financial  intermediaries which it transacts business with on behalf of the
Company in the form of research  materials and  services,  which are used by WPN
Corp. on behalf of the Company and in connection with its other activities.  For the  fiscal  year  2000,  the  amount of such  reimbursement  was  approximately
$75,000. The Company believes that the cost of obtaining the type and quality of services  rendered by WPN under the  Management  Agreement is no less  favorable than that at which the Company  could  obtain such  services  from  unaffiliated entities.  See "Item 11.  Management  Remuneration -- Executive  Compensation --
Management Agreement with WPN."

Executive Officers of the Company

            The following  table  contains the names,  positions and ages of the executive officers of the Company who are not directors.

                           Principal Occupation for the Past
Name                  Five Years and Current Public Directorships            Age
----                  -------------------------------------------            ---

James G. Bradley      Executive Vice President. President and Chief          55
                      Executive Officer of WPSC since April 1998.
                      President and Chief Operating Officer of Koppel
                      Steel Company from October 1997 to April 1998.
                      Vice President of WHX from October 1995 to
                      October 1997; Executive Vice
                      President-Operations of WPSC from October 1995
                      to October 1997; Vice President-Operations of
                      International Mill Service from May 1992 to
                      October 1995. Director of WesBanco, Inc. since
                      August 1998.

Paul J. Mooney        Vice President. Vice President of the Company          49
                      and Executive Vice President and Chief Financial
                      Officer of WPC and WPSC since October 1997.
                      National Director of Cross Border Filing
                      Services with the Accounting, Auditing and SEC
                      Services department of PricewaterhouseCoopers
                      LLP from July 1996 to November 1997. Accounting
                      and Business Advisory Services
                      Department--Pittsburgh Site Leader of
                      PricewaterhouseCoopers LLP from 1988 until June
                      1996. Client Service and Engagement Partner of
                      PricewaterhouseCoopers LLP from 1985 until
                      November 1997.

Howard Mileaf         Vice President -- General Counsel. Vice                64
                      President -- General Counsel of the Company
                      since May 1998; Vice President -- Special
                      Counsel of the Company from April 1993 to April
                      1998. Trustee/Director of Neuberger Berman
                      Equity Mutual Funds, since 1984. Arnold Nance
                      Vice President -- Finance. Vice President -
                      Finance since April 1998. Vice President of 44
                      Development and Planning of Handy & Harman since
                      May 1998. Special Assistant to the Chairman of
                      the Board of Directors from November 1995 to
                      April 1998. Vice President of
                      Wheeling-Pittsburgh Radio Corporation from July
                      1993 to November 1995.

Arnold Nance          Vice President -- Finance. Vice President -            44
                      Finance since April 1998. Vice President of
                      Development and Planning of Handy & Harman since
                      May 1998. Special Assistant to the Chairman of
                      the Board of Directors from November 1995 to
                      April 1998. Vice President of
                      Wheeling-Pittsburgh Radio Corporation from July
                      1993 to November 1995.

Item 11.          Management Remuneration

                        EXECUTIVE COMPENSATION

            Summary  Compensation Table. The following table sets forth, for the fiscal years indicated,  all  compensation  awarded to, paid to or earned by the following type of executive  officers for the fiscal years ended 1998,  1999 and
2000: (i)  individuals who served as, or acted in the capacity of, the Company's chief  executive  officer for the fiscal year ended  December 31, 2000  (Messrs.
Bradley and LeBlanc currently serve as Co-Principal Executive Officers, with Mr.
Bradley having primary responsibility for the operations of WPSC and Mr. LeBlanc having primary responsibility for the operations of H&H); and (ii) the Company's other most  highly  compensated  executive  officers,  which  together  with the
Co-Principal Executive Officers are the five most highly compensated officers of the Company whose salary and bonus exceeded  $100,000 with respect to the fiscal year ended  December  31,  2000 and who were  employed at the end of fiscal year
2000.  Please note that Messrs.  LeBlanc and Bradley and the executive  officers identified in (ii) above are  collectively  referred to as the "Named  Executive
Officers."

                                                    Summary Compensation Table
                                                                                                  Long Term
       Name and Principal Position                     Annual Compensation                      Compensation
       ---------------------------                     -------------------                      ------------

                                                                         Other Annual    Securities        All Other
                                            Salary        Bonus          Compensation    Underlying       Compensation
                                   Year       ($)         ($)(1)            ($)(2)       Options (#)           ($)(3)
                                   ----     ------        ------         ------------    ----------       -------------

James G. Bradley .............     2000     400,000         --             --                 --              12,350
Executive Vice President(4) ..     1999     400,000       125,000          --                 --              10,767
                                   1998     277,436       150,000        46,445(5)         260,000            10,767

Robert D. LeBlanc ............     2000     433,500       175,000          --                 --               2,496(7)
Executive Vice President (6) .     1999     410,774       300,000          --                 --               1,640(7)
                                   1998     298,469       150,000          --              260,000           121,043(8)

Arnold Nance .................     2000     364,525        75,000          --               10,000             8,628(9)
Vice President-Finance .......     1999     355,654       150,000          --                 --               8,718(10)
                                   1998     282,154       105,000        42,172(11)        100,000             7,308

Howard A. Mileaf .............     2000     120,000       480,000          --                 --              15,300
Vice President-General Counsel     1999     120,000       500,000          --                 --              15,300
                                   1998     120,000     1,080,000          --                 --              14,623

Paul Mooney ..................     2000     275,000        35,000          --                 --              35,996(12)
Vice President ...............     1999     275,000        30,000(13)      --                 --              35,033(12)
                                   1998     256,250        90,000(13)    44,282(14)           --              36,992(15)

------------------
(1)         Mr.  Mileaf was granted a bonus during  2000,  1999 and 1998 for his performance  relative  to an  insurance  company  settlements,  as a result of which the Company  received gross proceeds of in excess of an aggregate of approximately $38 million. Messrs. LeBlanc and Nance were granted bonuses pursuant to the H&H Management  Incentive Plan.
            Messrs.  LeBlanc,  Nance and Mooney were granted bonuses in 2000 and
            1999 for  services  performed  in the prior  year.  Mr.  Bradley was granted a bonus in 2000 for  services  performed  in the prior year.
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
(3)         Amounts   shown,   unless   otherwise   noted,    reflect   employer
            contributions to pension plans.
(4)         Effective  April 23, 1998,  Mr.  Bradley  returned as President  and
            Chief Executive Officer.
(5)         Includes membership dues of $31,355.
(6)         Mr. LeBlanc's  employment with the Company commenced April 1998 as a result of the Handy & Harman acquisition.
(7)         Represents insurance premiums paid by the Company.
(8)         Includes the value of awards under the H&H Long-Term  Incentive Plan aggregating $120,097, half of which vested in February 1999 and half of which vested in January 2000, and insurance  premiums of $946 the
            Company paid in 1998.
(9)         Includes insurance premiums paid by the Company in 2000 of $928.
(10)        Includes insurance premiums paid by the Company in 1999 of $1,018.
(11)        Includes relocation allowance of $40,411.
(12)        Includes  insurance premiums paid by the Company in 2000 and 1999 of
            $25,000.
(13)        Represents   payments  made  pursuant  to  Mr.  Mooney's  employment
            agreement.
(14)        Includes membership dues of $36,233.
(15)        Includes insurance premiums paid by the Company in 1998 of $28,125.

            Option  Grants  Table.   The  following  table  sets  forth  certain
information  regarding  stock option grants made to each of the Named  Executive
Officers during the fiscal year ended December 31, 2000.

                                                                Option Grants in Last Fiscal Year

                                                                                                        Potential Realizable
                                                                                                       Value at Assumed Annual
                                                                                                        Rates of Stock Price
                                                                                                          Appreciation for
                                    Individual Grants                                                       Option Term
                            -----------------------------------                                             ------------

                                                     % of Total
                                                       Options
                            Number of Securities      Granted to      Exercise
                             Underlying Options      Employees in      Price       Expiration
           Name               Granted (#) (1)        Fiscal Year      ($/Sh)           Date            5%($)           10%($)
           ----               ---------------        -----------      ------           ----            -----           ------

Arnold Nance ..........             10,000              3.7%          $  6.875        2/9/10           43,236          109,570

(1)         All options were granted  under the  Company's  1991  Incentive  and
            Nonqualified  Stock  Option Plan and vest  ratably over a three-year period. This period commenced February 9, 2000.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                       The  following  table  sets  forth  certain   information
concerning unexercised stock options held by the Named Executive Officers as of
December 31, 2000.

                                Number of Securities Underlying    Value of Unexercised In-the-
                              Unexercised Options at 2000 Fiscal   Money Options at 2000 Fiscal
                                            Year-End(#)                  Year-End($)(1)
Name                                Exercisable/Unexercisable      Exercisable/ Unexercisable
----                                -------------------------      --------------------------
James G. Bradley..............              260,000/0                         0/0
Robert D. LeBlanc.............              260,000/0                         0/0
Arnold Nance..................            103,333/6,667                       0/0
Howard A. Mileaf..............               25,000/0                         0/0
Paul Mooney ..................               40,000/0                         0/0

(1)         On December 29, 2000,  the last  reported  sales price of the Common
            Stock as reported on the New York Stock Exchange  Composite Tape was
            $0.75.

            Long-Term  Incentive  and  Pension  Plans.  Other than as  described below,  the Company does not have any  long-term  incentive  or defined  benefit pension plans.

            In January  1999,  H&H amended and restated its Long Term  Incentive
Plan  ("LTIP"),  in which the final cycle had been  terminated  on December  31,
1998. The current LTIP is a performance-based  plan pursuant to which executives
of  H&H  earn  the  right  to  receive  awards  based  on  the   achievement  of
pre-established   financial  performance  and  other  goals.  The  amended  LTIP established  overlapping  cycles with each cycle encompassing five fiscal years, commencing  on January 1, 1999.  LTIP  participants  are selected by H&H's Chief
Executive  Officer and the  Compensation  Committee of the Board of Directors of
the Company. Messrs. LeBlanc and Nance are the only Named Executive Officers who are participants in the Amended and Restated LTIP.

            H&H maintains the Supplemental Executive Retirement Plan ("SERP") to
provide  executive  officers the amount of reduction  in their  formula  pension benefits  under the Handy & Harman  Pension Plan on account of the limitation on pay under  Section  401(a)(17)  of the  Internal  Revenue  Code  ("IRC") and the
limitation  on benefits  under Section 415 of the IRC. The SERP also applies the
Handy & Harman  Pension Plan formula to the Career  Average Pay after  including  100 percent of the amounts  received  under the Handy & Harman
Management  Incentive Plan.  Amounts  received under the SERP are not subject to
Cost of Living increases.

            The following Table shows the projected Annual Retirement  Benefits, payable on the basis of ten years of certain  payments and  thereafter for life, to each of the individuals  listed in the Summary  Compensation  Table at age 65 assuming continuation of employment until age 65. The amounts shown under Salary reflect the December 31, 2000 rate of salary paid by H&H as plan compensation of
Messrs.  LeBlanc and Nance of $433,500 and $227,500,  respectively,  and include the benefits  payable  under both the Handy & Harman  Pension Plan and the SERP.
The amount of benefits  shown  under  Bonus would be payable  under the SERP and assumes continuation of the amount of Bonus received for 2000.

                           Executive Pension Benefits

                                Normal Retirement                            Annual Retirement Benefits From:
Name                   Date (NRD)               Service at NRD           Salary              Bonus             Total
----                   ----------               --------------           ------              -----             -----
R.D. LeBlanc          July 1, 2014              17 yrs. 8 mos.           $148,547           $ 65,442           $213,989

A.G. Nance            January 1, 2022           28 yrs. 6 mos.            111,706             38,125            149,831

            In 1998 WPC established a supplemental defined benefit plan covering
WPC  salaried  employees  employed  as of  January  31,  1998  which  provides a guaranteed minimum benefit based on years of service and compensation. The gross benefit  from  this  plan is  offset  by the  annuitized  value  of the  defined contribution  plan  account  balance and any  benefits  payable from the Pension
Benefit  Guaranty  Corporation  from the previously  terminated  defined benefit pension plan. None of the Named Executive  Officers are entitled to any benefits under such plan.

            Deferred  Compensation  Agreements.  Except as described in the next paragraph with respect to the employment agreements of Messrs. Bradley,  LeBlanc and Nance,  no plan or  arrangement  exists which results in  compensation  to a
Named  Executive  Officer  in excess of  $100,000  upon  such  officer's  future termination of employment or upon a change-of-control.

            Employment  Agreements.  Mr. Robert D. LeBlanc became Executive Vice
President of the Company pursuant to a three-year  employment agreement dated as of April 7, 1998, which will be automatically  extended for successive  two-year periods unless earlier terminated  pursuant to the provisions of such agreement.
The  agreement  provides  for an annual  salary to Mr.  LeBlanc  of no less than
$400,000 and an annual bonus to be awarded at the Company's sole discretion. Mr.
LeBlanc  was  granted  bonuses  of  $175,000  and  $300,000  in 2001  and  2000, respectively,  for services  performed  in 2000 and 1999.  In the event that Mr.
LeBlanc's employment is terminated by the Company other than with cause, he will receive a payment of two  year's  salary at the  highest  rate in effect for the twelve  preceding  months plus two times his average bonus during the last three preceding years.

            Mr. James G. Bradley became President and Chief Executive Officer of
WPSC and  Executive  Vice  President  of the Company  pursuant  to a  three-year employment  agreement  dated as of April 23, 1998,  which will be  automatically extended for successive three-year periods unless earlier terminated pursuant to the provisions of such agreement. The agreement provides for an annual salary to
Mr.  Bradley of $400,000 and an annual bonus to be awarded at the Company's sole discretion.  Mr.  Bradley was  granted a bonus of $125,000 in 2000 for  services performed in 1999. In the event that Mr.  Bradley's  employment is terminated by the Company other than with cause, he will receive a payment of $1,200,000.

            Mr. Arnold Nance became Vice President,  Planning and Development of
H&H  pursuant  to a one-year  employment  agreement  with H&H dated as of May 1,
1998, which was amended as of December 21, 1998 and which will  automatically be extended for successive  one-year periods unless earlier terminated  pursuant to the provisions of such agreement. The agreement provides for an annual salary to
Mr.  Nance of no less than  $210,000  and an annual  bonus to be  awarded at the
Company's sole discretion. Mr. Nance was granted bonuses of $75,000 and $150,000 in 2001 and 2000, respectively,  for services performed in 2000 and 1999. In the event that Mr.  Nance's  employment is terminated by the Company other than with cause,  he will  receive a payment of one year's  salary at the highest  rate in effect during the 12 preceding months.

            Report on Repricing of Options.  None of the stock  options  granted under any of the Company's plans were repriced in the fiscal year ended 2000.

            Compensation Committee Interlock and Insider Participation.  Messrs.
Davidow,  Goldsmith  and  Olshan  each  served as a member  of the  Compensation
Committee  of the Board of Directors  during the fiscal year ended  December 31,
2000. Mr. Olshan is a member of Olshan Grundman Frome  Rosenzweig & Wolosky LLP, which the Company has retained as outside  general  counsel  since January 1991.
The Company  has paid such firm  approximately  $524,584  during the fiscal year ended December 31, 2000.

            Management  Agreement  with WPN  Corp.  Pursuant  to the  Management
Agreement, approved by a majority of the Company's disinterested directors, WPN, of which Ronald  LaBow,  the  Chairman of the Board of the Company,  is the sole stockholder  and  an  officer  and  director,  provides  financial,  management, advisory and consulting services to the Company,  subject to the supervision and control of the disinterested  directors.  Such services  include,  among others, identification,  evaluation and negotiation of acquisitions,  responsibility for financing  matters,  review of annual and  quarterly  budgets,  supervision  and administration,  as appropriate,  of all the Company's  accounting and financial functions  and review and  supervision  of the Company's  reporting  obligations under  Federal and state  securities  laws.  For fiscal year 2000 and 1999,  WPN received a monthly fee of  $520,833.33.  In 1998,  WPN received a monthly fee of
$458,333.33  from January 1 until April 13 and  $520,833.33  from April 14 until
December 31. In addition,  in October 1999 the Board of Directors also awarded a
$3,280,000 bonus to WPN and in September 1998 the Board of Directors awarded WPN a bonus of $3,750,000,  each in recognition of the extraordinary  returns earned by WPN on behalf of the  Company in its  management  of the  Company's  cash and marketable  securities.  In August  1997,  the  Company  granted  WPN options to acquire  1,000,000  shares  of Common  Stock.  Such  options  are held by WPN as nominee for Ronald LaBow, Stewart E. Tabin and Neale X. Trangucci,  each of whom is an officer of WPN, and has the right to acquire 600,000,  200,000 and 200,000 shares,  respectively,  of Common  Stock.  WPN  additionally  beneficially  owns options  to  purchase  982,500  shares of Common  Stock.  The  weighted  average exercise  price of all such  options  is  $10.23.  None of  these  options  were exercised in 2000. The Company  provides  indemnification  for WPN's  employees, officers and directors against any liability,  obligation or loss resulting from their actions pursuant to the Management Agreement. The Management Agreement has
a two year term and is renewable  automatically for successive two year periods, unless  terminated  by either  party upon 60 days'  notice  prior to the renewal date. WPN Corp.  also receives  certain  benefits from financial  intermediaries which  it  transacts  business  with on  behalf  of the  Company  in the form of research  materials and  services,  which are used by WPN Corp. on behalf of the
Company and in connection with its other  activities.  For the fiscal year 2000, the amount of such reimbursement was approximately  $75,000. WPN has not derived any other  income  and has not  received  reimbursement  of any of its  expenses
(other than health  benefits and standard  directors'  fees) from the Company in connection  with the  performance  of  services  described  above.  The  Company believes that the cost of obtaining the type and quality of services rendered by
WPN under the  Management  Agreement is no less favorable than the cost at which the Company could obtain from unaffiliated entities.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information  concerning  ownership of the Common Stock of WHX  Corporation  outstanding  at April 2, 2001, by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock,  (ii) each director,  (iii) each of the executive  officers named in the summary  compensation table and (iv) by all directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder has sole voting power and sole  dispositive  power with respect to the indicated
shares.

                                                                      Shares Beneficially                   Percentage
     Name and Address of Beneficial Owner(1)                                 Owned                          of Class(2)
     ---------------------------------------                                 -----                          -----------

Deutsche Bank A.G. (3)
Taunusanlage 12, D-60325
Frankfurt am Main, Federal Republic of Germany                            3,936,018                           21.0%

Founders Financial Group, L.P. (4)
53 Forest Avenue
Old Greenwich, Connecticut 06870                                          1,034,706                            6.9%

WPN Corp. (5)
110 E. 59th Street
New York, New York 10022                                                  1,694,150                           10.3%

Donald Smith & Co., Inc. (6)
East 80, Route 4, Suite 360
Paramus, New Jersey 07652                                                   830,000                            5.6%

Dimensional Fund Advisors Inc. (7)
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401                                            1,371,625                            9.2%

Gabelli Funds, LLC (8)
One Corporate Center,
Rye, New York 10580                                                       1,827,881                           11.8%

Alliance Capital Management L.P. (9)
1290 Avenue of the Americas
New York, New York 10104                                                  1,162,100                            7.8%

Dewey Square Investors Corporation (10)
One Financial Center
Boston, Massachusetts 02111                                                 866,419                            5.8%

Ronald LaBow                                                              1,694,150(5)                        10.3%

Neil D. Arnold                                                               70,000(11)                         *

Paul W. Bucha                                                               115,000(11)                         *

Robert A. Davidow                                                           112,035(12)                         *

William Goldsmith                                                            70,000(11)                         *

Robert D. LeBlanc                                                           290,090(13)                        1.9%

Marvin L. Olshan                                                             71,000(12)                         *

Raymond S. Troubh                                                            72,000(12)                         *

James G. Bradley                                                            261,654(14)                        1.7%

Howard A. Mileaf                                                             27,000(15)                         *

Arnold Nance                                                                109,158(16)                         *

All Directors and Executive Officers as a Group
(12 persons)                                                              2,982,087(17)                       16.9%

--------------------------
*           less than one percent.

(1)         Each director and  executive  officer has sole voting power and sole dispositive power with respect to all shares  beneficially  owned by him unless otherwise indicated.
(2)         Based upon shares of Common  Stock  outstanding  at April 2, 2001 of
            14,920,182 shares.
(3)         Based on a Schedule 13G filed in February  2001,  Deutsche Bank A.G.
            beneficially  owns 687,220 shares of Series A Convertible  Preferred
            Stock and 666,460  shares of Series B  Convertible  Preferred  Stock convertible  into  2,177,525 and  1,633,493  shares of Common Stock, respectively, and 125,000 shares of Common Stock.
(4)         Based on a Schedule 13G/A filed in February 2000, Founders Financial
            Group, L.P, Forest Investment  Management LLC/ADV,  Michael A. Boyd,
            Inc. and Michael A. Boyd  collectively  beneficially  hold 1,034,706 shares of Common Stock.

(5)         Based on a Schedule 13D filed jointly in December 1997 by WPN Corp.,
            Ronald  LaBow,  Stewart  E. Tabin and Neale X.  Trangucci.  Includes
            1,582,500  shares of Common Stock  issuable upon exercise of options within 60 days hereof.  Ronald LaBow, the Company's Chairman, is the sole stockholder of WPN Corp. Consequently,  Mr. LaBow may be deemed to be the  beneficial  owner of all shares of Common  Stock owned by
            WPN Corp. Mr. LaBow disclaims beneficial ownership of the options to purchase 400,000 shares of Common Stock held by WPN Corp. as nominee for Messrs. Tabin and Trangucci, all of which are exercisable within
            60 days  hereof.  Messrs.  Tabin  and  Trangucci  are  officers  and directors  of WPN Corp.  and  disclaim  beneficial  ownership of all shares of Common  Stock  owned by WPN Corp.,  except for  options to purchase  such 400,000  shares of Common Stock held by WPN Corp.  as nominee for Messrs.  Tabin and Trangucci.  Each of Messrs. Tabin and
            Trangucci  holds  options,  exercisable  within 60 days  hereof,  to purchase 435,000 shares of Common Stock.
(6)         Based on Schedule  13G filed in February  2001,  Donald Smith & Co.,
            Inc. beneficially holds 830,000 shares of Common Stock.
(7)         Dimensional  Fund  Advisors,  Inc.  ("Dimensional"),  an  investment advisor registered under Section 203 of the Investment  Advisors Act of 1940,  furnishes  investment advice to four investment  companies registered  under the Investment  Company Act of 1940, and serves as investment manager to certain other investment  vehicles,  including commingled group trusts.  (These investment companies and investment vehicles are the  "Portfolios").  In its role as investment  advisor and investment manager, Dimensional possessed both investment voting power over 1,317,625 shares of WHX Corporation  stock as of December
            31,  2000.  The  Portfolios  own  all  securities  reported  in this statement,  and Dimensional  disclaims  beneficial ownership of such securities.
(8)         Based on a Schedule 13D/A filed in January 2001, Gabelli Funds, LLC,
            GAMCO  Investors,   Inc.,  Gabelli  International  Limited,  Gabelli
            Advisers, Inc. and Gabelli Performance Partnership L.P. collectively beneficially  hold  1,827,881  shares of Common  Stock.  This amount includes  Common Stock  issuable  upon their  conversion  of 340,876 shares of Series A Convertible Preferred Stock and 254,658 shares of
            Series B Convertible Preferred Stock.
(9)         Based on a Schedule  13G filed  jointly in February  1999,  Alliance
            Capital  Management,  L.P.,  AXA, AXA Assurances  I.A.R.D.  Mutuelle
            ("AXAAIM"),  AXA Assurances Vie Mutuelle ("AXAAVM"), AXA Conseil Vie
            Assurance  Mutuelle  ("AXACVAM"),  AXA Courtage  Assurance  Mutuelle
            ("AXACAM")   and  The   Equitable   Companies,   Inc.   collectively
            beneficially  hold 1,162,100  shares of Common Stock. The address of
            AXA is 9 Place  Vendome 75001 Paris,  France.  The address of AXAAIM and AXAAVM is 21, rue de Chateaudun 75009 Paris, France. The address of AXACVAM is 100-101  Terrasse  Boieldieu  92042  Paris La Defense,
            France. The address of AXACAM is 26, rue Louis le Grand 75002 Paris,
            France.
(10)        Based on a  Schedule  13G/A  filed in  January  1999,  Dewey  Square
            Investors Corp.  beneficially  holds 866,419 shares of Common Stock.
            This amount includes Common Stock issuable upon their  conversion of
            Preferred Stock.
(11)        Consists of shares of Common Stock  issuable upon their  exercise of options within 60 days hereof.
(12)        Includes  70,000 shares of Common Stock issuable upon their exercise of options within 60 days hereof.
(13)        Includes 260,000 shares of Common Stock issuable upon their exercise of options within 60 days hereof, 21,639 shares of Common Stock, and approximately  2,451 shares of Common Stock issuable upon conversion of 1,000  shares of Series B Preferred  Stock owned  directly by Mr.
            LeBlanc, 1,000 shares of Common Stock held by Mr. LeBlanc's wife and
            4,000 shares of Common Stock held by Mr. LeBlanc's children.
(14)        Includes 260,000 shares of Common Stock issuable upon their exercise of options within 60 days hereof.
(15)        Includes  25,000 shares of Common Stock issuable upon their exercise of options within 60 days hereof.
(16)        Includes 103,333 shares of Common Stock issuable upon their exercise of options  within 60 days  hereof,  approximately  3,105  shares of
            Common  Stock  issuable  upon  conversion  of 980 shares of Series A
            Preferred Stock,  approximately  980 shares of Common Stock issuable upon  conversion  of 400 shares of Series B Preferred  Stock held by
            Mr. Nance's children, and 1,740 shares of Common Stock.
(17)        Includes  2,695,833  shares  of Common  Stock  issuable  upon  their exercise of options within 60 days hereof.

Item 13.      Certain Relationships and Related Transactions

            Paul W. Bucha, a director of the Company,  is WPSC's designee to the
Board of  Wheeling-Nisshin.  James D.  Hesse,  a former  Vice  President  of the
Company,   is   President,   Chief   Executive   Officer   and  a  director   of
Wheeling-Nisshin.  The WPC  Group (as  defined  below)  currently  holds a 35.7%
equity  interest in  Wheeling-Nisshin.  Mr. Bucha is also (i) the Chairman and a director of Ohio  Coatings  Company,  a joint venture 50% owned by WPSC and (ii)
the

director and a vice president of Wheeling Downs Racing Association, which is 50%
owned by WHX Entertainment Corp., a wholly-owned subsidiary of the Company.

            Marvin L.  Olshan,  a director and  Secretary  of the Company,  is a member of Olshan Grundman Frome Rosenzweig & Wolosky LLP ("OGFR&W"). The Company
has retained  OGFR&W as its outside  general counsel since January 1991. For the fiscal year ended  December  31,  2000,  the Company  paid OGFR&W  approximately
$524,584.

            Management Agreement

            Pursuant to the Management  Agreement  approved by a majority of the
Company's  disinterested  directors,  WPN, of which Ronald LaBow,  the Company's
Chairman,  is the sole  stockholder and an officer and a director,  provides the
Company with  financial,  management,  advisory and  consulting  services to the
Company,  subject to the supervision and control of the disinterested directors.
The Management Agreement has a two year term and is renewable  automatically for successive  two year  periods,  unless  terminated by either party upon 60 days'
notice  prior  to the  renewal  date.  The  Company  believes  that  the cost of obtaining the type and quality of services  rendered by WPN under the Management
Agreement is no less  favorable  than the cost at which the Company could obtain from unaffiliated  entities.  See "Item 11. Management  Remuneration - Executive
Compensation-Management Agreement with WPN Corp."

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

            In our  opinion,  the  accompanying  balance  sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material  respects,  the  financial  position  of  Wheeling-Nisshin,  Inc.  (the
"Company") at December 31, 2000 and 1999,  and the results of its operations and its cash flows for each of the three  years in the  period  ended  December  31,
2000, in conformity with accounting  principles generally accepted in the United
States of America.  These  financial  statements are the  responsibility  of the
Company's  management;  our  responsibility  is to  express  an opinion on these financial  statements  based on our  audits.  We  conducted  our audits of these statements  in  accordance  with auditing  standards  generally  accepted in the
United  States of America,  which  require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements are free of material  misstatement.  An audit includes examining,  on a test basis, evidence supporting the amounts and  disclosures in the financial  statements,  assessing the accounting principles used and significant estimates made by management, and evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Pittsburgh, PA
February 12, 2001

WHEELING-NISSHIN, INC.
Balance Sheets

                                                                    2000                 1999
                                                                          (in thousands,
                                                                    except for shares amounts)
                               Assets
Current assets:
     Cash and cash equivalents                                      $ 15,608         $ 19,044
     Short-term investments (Note 3)                                  42,241           39,493
     Trade accounts receivable, net of allowance for
       bad debts of $250 in 2000 and 1999 (Note 9)                    10,355           16,856
     Inventories (Note 4)                                             11,645           20,248
     Deferred tax assets (Note 7)                                      3,129            3,985
     Other current assets                                                880              841
                                                                    --------         --------

              Total current assets                                    83,858          100,467
                                                                    --------         --------

Property, plant and equipment, net (Note 5)                           93,538          104,389
Other assets                                                             557              718
                                                                    --------         --------

                 Total assets                                       $177,953         $205,574

           Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable                                               $  5,285         $  9,348
     Due to affiliates (Note 9)                                        2,277            9,449
     Accrued income taxes                                                163              809
     Other accrued liabilities                                         3,448            3,736
     Accrued profit sharing                                              373            2,195
     Current portion of long-term debt (Note 6)                         --              4,106
                                                                    --------         --------

              Total current liabilities                               11,546           29,643
                                                                    --------         --------

Deferred tax liabilities (Note 7)                                     25,662           27,220
Other long-term liabilities (Note 10)                                  3,420            3,435
                                                                    --------         --------

              Total liabilities                                       40,628           60,298
                                                                    --------         --------

Contingencies (Note 10)

Shareholders' equity:
     Common stock, no par value; authorized,
       issued and outstanding, 7,000 shares                           71,588           71,588
     Retained earnings                                                65,737           73,688
                                                                    --------         --------

              Total shareholders' equity                             137,325          145,276
                                                                    --------         --------

                 Total liabilities and shareholders' equity         $177,953         $205,574
                                                                    ========         ========

WHEELING-NISSHIN, INC.
Statement of Shareholders' Equity

                                                                  2000               1999                1998
                                                                                (in thousands)
Net sales (Note 9)                                              $ 335,193          $ 365,110          $ 396,632

Cost of goods sold, including depreciation of $12,655
  in 2000, $12,497 in 1999 and $12,639 in 1998 (Note 9)           328,642            346,795            358,261
                                                                ---------          ---------          ---------

                 Gross profit                                       6,551             18,315             38,371
                                                                ---------          ---------          ---------

Selling, general and administrative expenses                        6,043              7,155              6,957
                                                                ---------          ---------          ---------

                 Operating income                                     508             11,160             31,414
                                                                ---------          ---------          ---------

Other income (expense):
     Interest and other income                                      3,510              3,049              3,002
     Interest expense                                                (100)              (464)              (985)
                                                                ---------          ---------          ---------

                                                                    3,410              2,585              2,017
                                                                ---------          ---------          ---------

                 Income before income taxes                         3,918             13,745             33,431

Provision for income taxes (Note 7)                                 1,369              5,018             12,259
                                                                ---------          ---------          ---------

                 Net income                                     $   2,549          $   8,727          $  21,172
                                                                =========          =========          =========

WHEELING-NISSHIN, INC.
Statements of Cash flows
                                          Common              Retained
                                           Stock               Earnings          Total
                                           (in thousands, except for per share amounts)
Balance at December 31, 1997              $  71,588         $  71,789          $ 143,377

Net income                                     --              21,172             21,172

Cash dividends ($2,000 per share)              --             (14,000)           (14,000)
                                          ---------         ---------          ---------

Balance at December 31, 1998                 71,588            78,961            150,549

Net income                                     --               8,727              8,727

Cash dividends ($2,000 per share)              --             (14,000)           (14,000)
                                          ---------         ---------          ---------

Balance at December 31, 1999                 71,588            73,688            145,276

Net income                                     --               2,549              2,549

Cash dividends ($1,500 per share)              --             (10,500)           (10,500)
                                          ---------         ---------          ---------

Balance at December 31, 2000              $  71,588         $  65,737          $ 137,325
                                          =========         =========          =========

                                       81

                                                                         2000               1999                  1998
Cash flows from operating activities:                                                   (in thousands)
     Net income                                                       $   2,549           $   8,727           $  21,172
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                    12,841              12,772              13,002
        Loss on disposal of property and equipment                         --                    65                   6
        Deferred income taxes                                              (702)                267                 545
        Net change in operating assets and liabilities:
           Trade accounts receivable                                      6,501              (6,594)              6,102
           Inventories                                                    8,603              (6,961)              2,163
           Prepaid and accrued income taxes                                (646)              1,854                (906)
           Other assets                                                     100                (503)                190
           Accounts payable                                              (4,063)              3,967              (5,303)
           Due to affiliates                                             (7,172)              5,481                 612
           Other accrued and long-term liabilities                       (2,125)             (5,551)              2,620
                                                                      ---------           ---------           ---------

              Net cash provided by operating activities                  15,886              13,524              40,203
                                                                      ---------           ---------           ---------

Cash flows from investing activities:
     Capital expenditures, net                                           (1,968)             (3,431)               (222)
     Proceeds from sale of land                                            --                  --                    24
     Purchase of investments                                            (88,295)           (113,509)            (44,214)
     Maturity of investments                                             85,547             122,675              24,055
                                                                      ---------           ---------           ---------

              Net cash (used in) provided by investing activities        (4,716)              5,735             (20,357)
                                                                      ---------           ---------           ---------

Cash flows from financing activities:
     Payments on long-term debt                                          (4,106)             (7,493)             (6,881)
     Payment of dividends                                               (10,500)            (14,000)            (14,000)
                                                                      ---------           ---------           ---------

              Net cash used in financing activities                     (14,606)            (21,493)            (20,881)
                                                                      ---------           ---------           ---------

Net decrease in cash and cash equivalents                                (3,436)             (2,234)             (1,035)

Cash and cash equivalents:
     Beginning of the year                                               19,044              21,278              22,313
                                                                      ---------           ---------           ---------

     End of the year                                                  $  15,608           $  19,044           $  21,278

Supplemental cash flow disclosures: Cash paid during the year for:
        Interest                                                      $     100           $     618           $   1,115

        Income taxes                                                  $   2,795           $   2,935           $  12,622

                             WHEELING-NISSHIN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Description of Business

        Wheeling-Nisshin,  Inc. (the Company) is engaged in the  production  and marketing  of  galvanized  and  aluminized  steel  products  at a  manufacturing facility in Follansbee,  West Virginia.  Principally  all of the Company's sales are to ten trading companies located primarily in the United States. At December
31, 2000,  Nisshin Holding  Incorporated,  a wholly-owned  subsidiary of Nisshin
Steel   Co.,    Ltd.,    (Nisshin),    and    Wheeling-Pittsburgh    Corporation
(Wheeling-Pittsburgh), a wholly-owned subsidiary of WHX Corporation, owned 64.3%
and 35.7% of the outstanding common stock of the Company, respectively.

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

        Short-Term Investments

        The Company follows Statement of Financial  Accounting  Standards (SFAS)
No. 115,  "Accounting  for Certain  Investments in Debt and Equity  Securities,"
which requires that  securities be classified as trading,  held-to-maturity,  or available-for-sale. The Company's investments are classified as held-to-maturity and are recorded at amortized cost, which approximates fair value.

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

        Debt Issuance Costs

        Debt issuance  costs  associated  with long-term debt secured to finance the construction of the Company's original manufacturing facility and the second production  line were  capitalized  and amortized  using the effective  interest method  over the term of the  related  debt.  The  capitalized  costs were fully amortized in 2000.

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

        Reclassifications

        Certain  prior year  amounts  have been  reclassified  to conform to the current year  presentation.  The  reclassifications  primarily  consisted of the inclusion of depreciation expense in cost of goods sold.  Additionally,  freight costs  billed to  customers  has been  included  in net sales  and  freight  out included in cost of goods sold.  Previously,  freight costs not  recovered  from customers  were  reflected  as a  reduction  of  net  sales.  The  Company  also reclassified equipment reserves netted in property, plant and equipment in prior years to other long-term liabilities.

3.      Short-Term Investments

        The composition of the Company's  short-term  investments at December 31 consisted of the following:

                                                 2000                 1999
Certificates of deposit                        $  --                $ 4,000
U.S. government bonds                            6,900                  900
Corporate bonds                                 10,244                 --
Commercial paper                                25,097              $34,593
                                               -------              -------
                                               $42,241              $39,493
                                               -------              -------

4.      Inventories

        Inventories consisted of the following at December 31:

                                                 2000                  1999
Raw materials                                  $ 3,980                $11,043
Finished goods                                   7,665                  9,205
                                               -------                -------
                                               $11,645                $20,248
                                               -------                -------

5.      Property, Plant and Equipment

        Property, plant and equipment consisted of the following at December 31:

                             Estimated Useful Lives
                                     (Years

                                                        2000           1999
Buildings and building improvements      15-31.5    $  25,119       $  34,773
Land improvements                          15           3,097           3,097
Machinery and equipment                   3-15        169,183         165,583
Office equipment                           10           3,089           2,797
                                                    ---------       ---------

                                                      210,488         206,250
Less accumulated depreciation
                                                     (118,920)       (106,099)
                                                    ---------       ---------

                                                       91,568         100,151
Land
Construction in process                                 1,002           1,002
                                                          968           3,236

                                                    $  93,538       $ 104,389
                                                    =========       =========

        Depreciation expense was $12,820 in 2000, $12,685 in 1999 and $12,915 in
1998.

6.      Long-Term Debt

        Long-term  debt at  December  31,  1999  consisted  of $4,106  due under industrial  revenue  bonds for the second  production  line.  The bonds  accrued interest at .625% over the LIBOR  rate,  as adjusted  for periods  ranging  from three months to one year,  as elected by the Company.  The interest  rate on the bonds  was  6.65%  at  December  31,  1999.  The  bonds  were  payable  in equal semi-annual  installments  of $2,853  plus  interest  and were repaid in full in
September 2000.

        The industrial  revenue bonds were  collateralized  by substantially all property,  plant and equipment and were guaranteed by Nisshin. In addition,  the industrial  revenue bonds  provided  that  dividends may not be declared or paid without the prior written consent of the lender.  Such approval was obtained for the dividends paid in years 2000, 1999 and 1998.

7.      Income Taxes

        The provision for income taxes for the years ended December 31 consisted of:

                                            2000            1999          1998
        Current:                          $ 1,788         $ 4,445        $11,005
          U.S. Federal                        283             306            709
          State                              (702)            267            545
                                          -------         -------        -------
        Deferred
                                          $ 1,369         $ 5,018        $12,259
                                          =======         =======        =======

        Reconciliation  of the federal  statutory  and  effective  tax rates for
2000, 1999 and 1998 is as follows:

                                                                              2000     1999         1998
Federal statutory rate                                                       35.0%    35.0%      35.0%
State income taxes, net of federal income tax benefit                          4.6       1.6        1.6
Federal graduated rate effect                                                 (1.0)       --        --
Other, net                                                                    (3.6)      (.1)        .1
                                                                             -------   ------     -------

                                                                              35.0%   36.5%      36.7%
                                                                             =======   ======     =======

        The deferred tax assets and  liabilities  recorded on the balance sheets as of December 31 are as follows:

                                                            2000                      1999

        Deferred Tax assets:
          Accrued expenses                                $  1,034                $  1,897
          Other                                              2,095                   2,088
                                                          --------                --------

                                                             3,129                   3,985
                                                          --------                --------
        Deferred tax liabilities:
          Depreciation and amortization                     23,639                  25,237
          Other                                              2,023                   1,983
                                                          --------                --------

                                                            25,662                  27,220
                                                            ------               ---------

                                                         $  22,533               $  23,235
                                                         =========               =========

        The Company  has  received  two  separate  tax credits for new  business investment and jobs expansion  (Supercredits) in West Virginia. The Supercredits may only be applied to offset the West Virginia  income tax liability  generated
by  the  specific  business   expansion  that  created  the  credit.  The  first
Supercredit  was granted in 1988 and expired in 1997.  However,  the Company had approximately $2,500 of credit  carryforwards  attributed to the 1988 investment that was  available to offset the Company's  West Virginia  income tax liability for the three taxable years ended 2000.

        The  second  Supercredit  granted  in 1993 can be used to  offset  up to
$5,958 annually of West Virginia income tax  attributable to the 1993 investment through the 2002 tax year. A portion of any unused credit may be carried forward for three taxable years thereafter.

        A valuation allowance for the entire amount of the Supercredits has been recognized  in  the  accompanying  financial  statements.  Accordingly,  as  the
Supercredits  are utilized,  a benefit is recognized  through a reduction of the current state income tax provision.  Such benefit amounted to approximately $275 in 2000, $565 in 1999 and $1,120 in 1998.

8.      Employee Benefit Plans

        Retirement Plan

        The  Company  has a  noncontributory,  defined  contribution  plan which covers eligible employees.  The plan provides for Company  contributions ranging from 2% to 6% of the participant's  annual  compensation based on their years of service.  The Company's  contribution to the plan was $428 in 2000, $574 in 1999 and $490 in 1998.

        Profit-Sharing Plan

        The  Company  has  a  nonqualified   profit-sharing  plan  for  eligible
employees,  providing for cash  distributions  to the participants in years when income before income taxes is in excess of $500. These  contributions  are based on an  escalating  scale  from 5% to 15% of  income  before  income  taxes.  The profit-sharing  expense, which includes the profit-sharing  contribution and the related employer  payroll taxes, was $373 in 2000,  $2,090 in 1999 and $6,290 in
1998.

        Postretirement Benefits

        The  Company  has a defined  benefit  postretirement  plan which  covers eligible employees. Generally, the plan calls for a stated percentage of medical expenses  reduced by  deductibles  and other  coverages.  The plan is  currently unfunded.  The  postretirement  benefit expense was $68 for 2000, 1999 and 1998.
Accrued postretirement benefits were approximately $339 and $271 at December 31,
2000 and 1999, respectively.

9.      Related Party Transactions

        The Company has a supply agreement with Wheeling-Pittsburgh  under which the  Company  has agreed to purchase a  specified  portion of its  required  raw materials  through  the year  2013.  The  Company  purchased  $128,486  in 2000,
$170,458 in 1999 and $164,473 in 1998 of raw materials and  processing  services from Wheeling-Pittsburgh. The amounts due Wheeling-Pittsburgh for such purchases are included in due to affiliates in the accompanying balance sheets.

        In 1999, the Company  received notice from  Wheeling-Pittsburgh  as to a pricing  dispute  under the supply  agreement  for amounts owed for raw material purchases  during the third and fourth  quarters of 1999. On March 10, 2000, the
Company  reached  a  settlement  in the  amount  of  approximately  $2,000  with
Wheeling-Pittsburgh over the pricing dispute. The settlement amount was recorded in the 1999 financial statements and subsequently paid by the Company in 2000.

        The  Company  also sells  products  to  Wheeling-Pittsburgh.  Such sales totaled  $1,957 in 2000,  $1,175 in 1999 and  $1,916 in 1998,  of which $102 and
$302  remained  unpaid at  December  31,  2000 and 1999,  respectively,  and are included in trade accounts  receivable in the accompanying  balance sheets.  The
Company   also   sells   products   to   Unimast,    Inc.,   an   affiliate   of
Wheeling-Pittsburgh.  Such sales  totaled $59 in 2000,  $845 in 1999 and $333 in
1998, all of which were paid at December 31, 2000, 1999 and 1998.

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

        The Company filed  appeals from the  judgments to the Superior  Court of
Pennsylvania in 1997.  Post-judgment  interest accrued during the appeal period.
Additionally,  the Company posted a bond approximating  $12,000 that was held by the court pending the appeals.  On December 31, 1998, a three-judge panel of the
Superior Court ruled in favor of the Company's  appeals  vacating the October 2,
1996  adverse  verdict and the award of counsel fees and remanded the case for a new trial.

        In 1999,  the  plaintiffs  requested the  Pennsylvania  Supreme Court to review the order of the Superior  Court in its entirety,  including the vacating of the verdict and the awarding of counsel  fees.  The  plaintiffs'  request was granted on the limited  issues of whether the trial  court had  jurisdiction  to rule on the  plaintiffs'  motions for counsel  fees while the appeal was pending and  whether  the  Superior  Court  erred in ruling on the  merits of the appeal without first getting an explanatory statement from the trial court.

        In January  2001,  the  Pennsylvania  Supreme  Court ruled  favorably to dismiss the plaintiffs' appeal of the Superior Court's ruling vacating the Order of the Court of Common  Pleas to reverse the original  jury award and  remanding the case to the Court of Common  Pleas of  Allegheny  County for  retrial.  As a result of the  dismissal,  the $12,000  bond  posted by the  Company  during the appeals process was released by the Court.

        The Company has been advised by its Special  Counsel that it has various legal bases for relief when a new trial is held.  However,  since  litigation is subject to many  uncertainties,  the Company is presently  unable to predict the outcome of this matter.  In 1997, the Company recorded a liability in the amount of $2,500 related to these matters, which was capitalized in property, plant and equipment as cost overruns in the accompanying balance sheets. There is at least a reasonable  possibility that the ultimate resolution of these matters may have a material  effect on the  Company's  results of operations or cash flows in the year  of  final  determination.  Any  portion  of the  ultimate  resolution  for interest, penalties and counsel fees will be charged to results of operations.

11.     Fair Value of Financial Instruments

        The estimated  fair values and the methods used to estimate those values are disclosed below:

        Investments

        The fair values of commercial paper,  government bonds,  corporate bonds and  certificates  of deposit  were $43,004 and $40,220 at December 31, 2000 and
1999,  respectively.  These amounts were determined based on the investment cost plus interest receivable at December 31, 2000 and 1999.

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
                              WHEELING-PITTSBURGH STEEL CORPORATION Merger Co.--
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

            3.3               Certificate   of  Amendment  to   Certificate   of
                              Incorporation filed with the Delaware Secretary of
                              State on January 23, 1997 - Incorporated herein by
                              reference  to  Exhibit  99.2 to the Form 8-K filed
                              November 11, 1999.

            3.5               Amended  and  Restated  By-Laws  of the  Company -
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
                              Incorporated herein by reference to Exhibit 4.3 to
                              the 1997 Form 10-K.

           *4.4               Debtor in Possession  Credit Agreement dated as of
                              November   17,   2000  among   Wheeling-Pittsburgh
                              Corporation,       Wheeling-Pittsburgh       Steel
                              Corporation,   W-P  Steel   Venture   Corporation,
                              Consumers Mining Company, W-P Coal Company,  Mingo
                              Oxygen  Company,   Monessen  Southwestern  Railway
                              Company,      Wheeling-Empire      Company     and
                              Pittsburgh-Canfield Corporation, the lenders party
                              thereto and Citibank, N.A. as initial issuing bank
                              and Citicorp USA, Inc., as agent.

           *4.5               Guaranty  and  Security   Agreement  dated  as  of
                              November  17,  2000  among  the  Company,  as  the
                              Grantor,  and  Citicorp  USA,  Inc, as the Secured
                              Party.

            4.6               Credit  Agreement  dated as of July 30, 1998 among
                              Handy & Harman, Handy & Harman of Canada, Limited,
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
                              American, Inc. and Ohio Coatings Company.

            10.4              Second Amended and Restated Shareholders Agreement
                              dated as of November  12, 1990 between the Company
                              and Nisshin Steel Co. Ltd.--  Incorporated  herein
                              by reference to Exhibit 10.9 to the 1990 10-K.

            10.5              Management  Agreement  dated as of January 3, 1991
                              between the  Company  and WPN  Corp.--Incorporated
                              herein by reference  to Exhibit  10.11 to the 1990
                              10-K.

            10.6              Amendment No. 1 to Management  Agreement  dated as
                              of January 1, 1993  between  the  Company  and WPN
                              Corp.--   Incorporated   herein  by  reference  to
                              Exhibit   10.8   to   the   Company's   Form   S-2
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
                              Form 10-K.

            10.8              Amendment No. 3 to Management  Agreement  dated as
                              of April  1,  1996  between  the  Company  and WPN
                              Corporation--  Incorporated herein by reference to
                              Exhibit 10.9 to the 1996 Form 10-K.

            10.9              Amendment No. 4 to Management  Agreement  dated as
                              of April 13,  1998  between  the  Company  and WPN
                              Corporation--  Incorporated herein by reference to
                              Exhibit 10.9 to the 1998 Form 10-K.

           *10.10             Amended   and   Restated   1991    Incentive   and
                              Nonqualified Stock Option Plan of the Company.

            10.11             1993  Directors and  Non-Employee  Officers  Stock
                              Option Plan--  Incorporated herein by reference to
                              Exhibit 4.D to WPC's Form S-8 filed April 8, 1994.

            10.12             1997  Directors  Stock Option Plan--  Incorporated
                              herein by reference  to Exhibit  10.11 to the 1997
                              Form 10-K.

            10.13             WPN Corp. Stock Option Grant Letter dated July 29,
                              1993-- Incorporated herein by reference to Exhibit
                              10.13 to the 1998 Form 10-K.

            10.14             WPN Corp.  Stock  Option Grant Letter dated August
                              4,  1997--  Incorporated  herein by  reference  to
                              Exhibit 10.12 to the 1997 Form 10-K.

            10.15             Agreement by and between Handy & Harman and Arnold
                              Nance dated May 1, 1998 (as  amended by  Amendment
                              No. 1 to Employment  Agreement  dated December 21,
                              1998)--   Incorporated   herein  by  reference  to
                              Exhibit 10.16 to the 1998 Form 10-K.

            10.16             Agreement  dated  as of  April  23,  1998  by  and
                              between     the     Company     and    James    G.
                              Bradley--Incorporated   herein  by   reference  to
                              Exhibit 10.17 to the 1998 Form 10-K.

            10.17             Agreement  dated  as of  April  17,  1998  by  and
                              between  the   Company  and  Robert  D.   LeBlanc.
                              Incorporated  herein by reference to Exhibit 10.18
                              to the 1998 Form 10-K.

            10.18             Amended  and  Restated   Agreement   dated  as  of
                              December  24,  1998 by and between the Company and
                              Paul J. Mooney.-  Incorporated herein by reference
                              to Exhibit 10.19 to the 1998 Form 10-K.

            21.1              Subsidiaries  of Registrant - Incorporated  herein
                              by  reference  to  Exhibit  21.1 to the 1999  Form
                              10-K.

           *23.1              Consent of PricewaterhouseCoopers LLP

           * - filed herewith.

(b)   REPORTS ON FORM 8-K.

      NONE

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has signed this report by the  undersigned, thereunto  duly  authorized in the City of New York,  State of New York on April
30, 2001.

WHX CORPORATION

By   /s/ Robert D. LeBlanc                                  Date  April 30, 2001
     -------------------------------------------------
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

By    /s/ Arnold G. Nance                                                         April 30, 2001
      --------------------------------------------------------                    -------------------------------------------
      Arnold G. Nance, Vice President - Finance                                   Date
      (Principal Accounting Officer)

By    /s/ Ronald LaBow                                                            April 30, 2001
      --------------------------------------------------------                    -------------------------------------------
      Ronald LaBow, Chairman of the Board                                         Date

By    /s/ Neil D. Arnold                                                          April 30, 2001
      --------------------------------------------------------                    -------------------------------------------
      Neil D. Arnold, Director                                                    Date

By    /s/ Paul W. Bucha                                                           April 30, 2001
      --------------------------------------------------------                    -------------------------------------------
      Paul W. Bucha, Director                                                     Date

By    /s/ Robert A. Davidow                                                       April 30, 2001
      --------------------------------------------------------                    -------------------------------------------
      Robert A. Davidow, Vice Chairman                                            Date

By    /s/ William Goldsmith                                                       April 30, 2001
      --------------------------------------------------------                    -------------------------------------------
      William Goldsmith, Director                                                 Date

By    /s/ Marvin L. Olshan                                                        April 30, 2001
      --------------------------------------------------------                    -------------------------------------------
      Marvin L. Olshan, Director                                                  Date

By    /s/ Robert D. LeBlanc                                                       April 30, 2001
      --------------------------------------------------------                    -------------------------------------------
      Robert D. LeBlanc, Director & Executive Vice President                      Date

By    /s/ Raymond S. Troubh                                                       April 30, 2001
      --------------------------------------------------------                    -------------------------------------------
      Raymond S. Troubh, Director                                                 Date

