Form 10-K/A
period 2000-12-31
WHX CORP
filed 2001-05-21
CIK 106618

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

           Indicate  by check  mark  whether  the  Registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the
Registrant  was required to file such  reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X
                                              ----    ----

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  Registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any
amendment to this Form 10-K.   X
                             ----

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

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                  WHX  Corporation  (the  "Company")  hereby amends and restates
Part 3 of its Annual Report on Form 10-K filed with the  Securities and Exchange
Commission on May 1, 2001, to read in its entirety:

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

                                                              PRINCIPAL OCCUPATION                                     FIRST YEAR
                                    CLASS OF                  FOR THE PAST FIVE YEARS                                     BECAME
NAME                                DIRECTOR             AND CURRENT PUBLIC DIRECTORSHIPS                  AGE         A DIRECTOR(1)
----                                --------             --------------------------------                  ---         -------------
Neil D. Arnold                        III              DIRECTOR. Private Investor since May 1999.           52              1992
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

Paul W. Bucha                          II              DIRECTOR.  Consultant to the Company since           57              1993
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
                                                       President, Congressional Medal of Honor
                                                       Society of U.S. from September 1995 to
                                                       November 1999.

Robert A. Davidow                     III              DIRECTOR AND VICE CHAIRMAN OF THE BOARD.             58              1992
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
                                                       University since 1980.

Ronald LaBow                          III              CHAIRMAN OF THE BOARD.  President of Stonehill       65              1991
                                                       Investment Corp. since February 1990. Director
                                                       of Regency Equities Corp., a real estate
                                                       company, and an officer and director of WPN
                                                       Corp., a financial consulting company.

Robert D. LeBlanc                       I               DIRECTOR.  Executive Vice President of the          51              1999
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

Marvin L. Olshan                       II               DIRECTOR.  Secretary of the Company since           72              1991
                                                        1991.  Partner, Olshan Grundman Frome
                                                        Rosenzweig & Wolosky LLP, since 1956.

Raymond S. Troubh                      II               DIRECTOR.  Financial Consultant for in excess of    74              1992
                                                        past five years. Mr. Troubh is also a director of
                                                        ARIAD Pharmaceuticals, Inc., Diamond
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

                                       PRINCIPAL OCCUPATION FOR THE PAST
NAME                                FIVE YEARS AND CURRENT PUBLIC DIRECTORSHIPS                                    AGE
----                                -------------------------------------------                                    ---
James G. Bradley               EXECUTIVE VICE PRESIDENT.  President and Chief Executive Officer of                 55
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

Paul J. Mooney                 VICE PRESIDENT.  Vice President of the Company and Executive Vice                   49
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
                               PricewaterhouseCoopers LLP from 1985 until November 1997.

Howard Mileaf                  VICE PRESIDENT -- GENERAL COUNSEL.  Vice President -- General Counsel               64
                               of the Company since May 1998; Vice President -- Special Counsel of the  Company  from April 1993 to April  1998.  Trustee/Director  of
                               Neuberger Berman Equity Mutual Funds, since 1984.

Arnold G. Nance                VICE PRESIDENT -- FINANCE.  Vice President - Finance since April                    44
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

ITEM 11.   MANAGEMENT REMUNERATION

                             EXECUTIVE COMPENSATION

                  SUMMARY  COMPENSATION  TABLE.  The following table sets forth, for the fiscal years indicated,  all compensation  awarded to, paid to or earned by the  following  type of  executive  officers for the fiscal years ended 1998,
1999 and 2000: (i)  individuals  who served as, or acted in the capacity of, the
Company's  chief  executive  officer for the fiscal year ended December 31, 2000
(Messrs. Bradley and LeBlanc currently serve as Co-Principal Executive Officers, with Mr. Bradley having  primary  responsibility  for the operations of WPSC and
Mr. LeBlanc having primary  responsibility  for the operations of  H&H);
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

                           SUMMARY COMPENSATION TABLE
                                                                                     Long Term
   Name and Principal Position                   Annual Compensation               Compensation
   ---------------------------                   -------------------               ------------

                                                                   Other Annual     Securities     All Other
                                          Salary       Bonus       Compensation      Underlying   Compensation
                                 Year       ($)        ($)(1)           ($)(2)      Options (#)     ($)(3)
                                 ----     ------       ------       -----------     -----------   -------------

James G. Bradley                 2000     400,000        --              --              --        12,350
Executive Vice President(4)      1999     400,000     125,000            --              --        10,767
                                 1998     277,436     150,000          46,445(5)      260,000      10,767

Robert D. LeBlanc                2000     433,500     175,000            --              --         2,496(7)
Executive Vice President (6)     1999     410,774     300,000            --              --         1,640(7)
                                 1998     298,469     150,000            --           260,000     121,043(8)

Arnold G. Nance                  2000     364,525      75,000            --            10,000       8,628(9)
Vice President-Finance           1999     355,654     150,000            --              --         8,718(10)
                                 1998     282,154     105,000          42,172(11)     100,000       7,308

Howard A. Mileaf                 2000     120,000     480,000            --              --        15,300
Vice President-General Counsel   1999     120,000     500,000            --              --        15,300
                                 1998     120,000   1,080,000            --              --        14,623

Paul J. Mooney                   2000     275,000      35,000            --              --        35,996(12)
Vice President                   1999     275,000      30,000(13)        --              --        35,033(12)
                                 1998     256,250      90,000(13)      44,282(14)        --        36,992(15)
------------------
(1)     Mr.  Mileaf  was  granted  a bonus  during  2000,  1999 and 1998 for his performance  relative to insurance company  settlements,  as a result of which the Company  received  gross proceeds of in excess of an aggregate of  approximately  $38 million.  Messrs.  LeBlanc and Nance were granted bonuses  pursuant  to the H&H  Management  Incentive  Plan.  Messrs.
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
(6)     Mr.  LeBlanc's  employment  with the Company  commenced  April 1998 as a result of the Handy & Harman acquisition.

(7)     Represents insurance premiums paid by the Company.
(8)     Includes  the value of awards  under the H&H  Long-Term  Incentive  Plan aggregating $120,097,  half of which vested in February 1999 and half of which vested in January 2000, and insurance premiums of $946 the Company paid in 1998.
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

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                 Potential Realizable
                                                                                               Value at Assumed Annual
                                                                                                Rates of Stock Price
                                                                                                  Appreciation for
                                    Individual Grants                                                Option Term
                                    -----------------                                                -----------

                                                   % of Total
                                                    Options
                        Number of Securities       Granted to       Exercise
                         Underlying Options       Employees in        Price      Expiration
      Name                 Granted (#) (1)        Fiscal Year        ($/Sh)          Date         5%($)        10%($)
      ----                 ---------------        -----------        ------          ----         -----        ------

Arnold G. Nance............   10,000                 3.7%            $6.875         2/9/10        43,236       109,570

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

                                                Number of Securities Underlying                 Value of Unexercised In-the-
                                              Unexercised Options at 2000 Fiscal                Money Options at 2000 Fiscal
                                                         Year-End(#)                                   Year-End($)(1)
Name                                              Exercisable/Unexercisable                      Exercisable/ Unexercisable
----                                              -------------------------                      --------------------------
James G. Bradley...........................               260,000/0                                          0/0
Robert D. LeBlanc..........................               260,000/0                                          0/0
Arnold G. Nance............................             103,333/6,667                                        0/0
Howard A. Mileaf...........................                25,000/0                                          0/0
Paul J. Mooney ............................                40,000/0                                          0/0

(1)               On December 29,  2000,  the last  reported  sales price of the
                  Common  Stock  as  reported  on the New  York  Stock  Exchange
                  Composite Tape was $0.75.

                  LONG-TERM INCENTIVE AND PENSION PLANS. Other than as described below,  the Company does not have any  long-term  incentive  or defined  benefit pension plans.

                  In  January  1999,  H&H  amended  and  restated  its Long Term
Incentive  Plan  ("LTIP"),  in which the  final  cycle  had been  terminated  on
December 31,  1998.  The current LTIP is a  performance-based  plan  pursuant to which  executives  of  H&H  earn  the  right  to  receive  awards  based  on the achievement  of  pre-established  financial  performance  and other  goals.  The amended LTIP established  overlapping  cycles with each cycle  encompassing five fiscal years,  commencing on January 1, 1999. LTIP  participants are selected by
H&H's Chief  Executive  Officer and the  Compensation  Committee of the Board of
Directors of the Company. Messrs. LeBlanc and Nance are the only Named Executive
Officers who are participants in the Amended and Restated LTIP.

                  H&H  maintains  the  Supplemental  Executive  Retirement  Plan
("SERP") to provide executive  officers the amount of reduction in their formula pension  benefits  under  the  Handy & Harman  Pension  Plan on  account  of the limitation on pay under Section  401(a)(17) of the Internal Revenue Code ("IRC")
and the  limitation  on benefits  under  Section  415 of the IRC.  The SERP also applies the Handy & Harman  Pension Plan formula to the Career Average Pay after including  100  percent  of the  amounts  received  under  the  Handy  &  Harman
Management  Incentive Plan.  Amounts  received under the SERP are not subject to
Cost of Living increases.

                  The  following  Table shows the  projected  Annual  Retirement
Benefits,  payable on the basis of ten years of certain  payments and thereafter for life, to each of the individuals listed in the Summary Compensation Table at age 65 assuming continuation of employment until age 65. The amounts shown under
Salary  reflect  the  December  31,  2000  rate  of  salary  paid by H&H as plan
compensation   of  Messrs.   LeBlanc  and  Nance  of  $433,500   and   $227,500,
respectively,  and include the  benefits  payable  under both the Handy & Harman
Pension  Plan and the SERP.  The amount of  benefits  shown under Bonus would be payable under the SERP and assumes  continuation of the amount of Bonus received for 2000.

                           Executive Pension Benefits

                 NORMAL RETIREMENT                                    ANNUAL RETIREMENT BENEFITS FROM:

Name                 Date (NRD)              Service at NRD         Salary          Bonus             Total
----                 ----------              --------------         ------          -----             -----
R.D. LeBlanc         July 1, 2014            17 yrs. 8 mos.        $148,547        $65,442          $213,989
A.G. Nance           January 1, 2022         28 yrs. 6 mos.         111,706         38,125           149,831

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

                  Mr.  Arnold G.  Nance  became  Vice  President,  Planning  and
Development of H&H pursuant to a one-year employment  agreement with H&H dated as of May 1, 1998,  which was  amended as of  December  21, 1998 and which will  automatically  be extended for successive  one-year periods unless earlier terminated pursuant to the provisions of such agreement.  The agreement provides for an annual  salary to Mr. Nance of no less than  $210,000 and an annual bonus to be awarded at the Company's sole discretion. Mr. Nance was granted bonuses of
$75,000 and $150,000 in 2001 and 2000,  respectively,  for services performed in
2000 and 1999.  In the event that Mr.  Nance's  employment  is terminated by the
Company other than with cause, he will receive a payment of one year's salary at the highest rate in effect during the 12 preceding months.

                  Mr.  Paul J.  Mooney is  Executive  Vice  President  and Chief
Financial  Officer  of WPC and WPSC  and Vice  President  of WHX  pursuant  to a three-year  employment  agreement  dated as of December 24, 1998,  which will be
automatically   extended  for  successive   three-year  periods  unless  earlier
terminated pursuant to the provisions of such agreement.  The agreement provides for an annual salary to Mr. Mooney of $275,000 and an annual bonus to be granted in accordance with the terms of WPSC's management  incentive program. Mr. Mooney was  granted a bonus of  $35,000  in 2000.  Upon the  occurrence  of a change of control  of the  Company,  or in the  event  that  Mr.  Mooney's  employment  is terminated  by the Company  other than with  cause,  Mr.  Mooney will  receive a payment  of  $825,000.  Upon  the  sale  of  WPC or  WPSC,  subject  to  certain conditions, Mr. Mooney will receive a payment of $1,825,000.

                  Report on  Repricing  of  Options.  None of the stock  options granted under any of the Company's  plans were repriced in the fiscal year ended
2000.

                  Compensation  Committee  Interlock and Insider  Participation.
Messrs.  Davidow,   Goldsmith  and  Olshan  each  served  as  a  member  of  the
Compensation  Committee of the Board of  Directors  during the fiscal year ended
December 31, 2000. Mr. Olshan is a member of Olshan Grundman Frome  Rosenzweig &
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

                                                            SHARES BENEFICIALLY            PERCENTAGE
   NAME AND ADDRESS OF BENEFICIAL OWNER(1)                         OWNED                   OF CLASS(2)
   ---------------------------------------                  --------------------           -----------
Deutsche Bank A.G. (3)
Taunusanlage 12, D-60325
Frankfurt am Main, Federal Republic of Germany                 3,936,018                     21.0%

Founders Financial Group, L.P. (4)
53 Forest Avenue
Old Greenwich, Connecticut  06870                              1,034,706                      6.9%

WPN Corp. (5)
110 E. 59th Street
New York, New York  10022                                      1,694,150                     10.3%

Donald Smith & Co., Inc. (6)
East 80, Route 4, Suite 360
Paramus, New Jersey 07652                                        830,000                      5.6%

Dimensional Fund Advisors Inc. (7)
1299 Ocean Avenue, 11th Floor
Santa Monica, California 90401                                 1,317,625                      8.8%

Gabelli Funds, LLC (8)
One Corporate Center,
Rye, New York 10580                                            1,827,881                     11.8%

Alliance Capital Management L.P. (9)
1290 Avenue of the Americas
New York, New York 10104                                       1,162,100                      7.8%

Dewey Square Investors Corporation (10)
One Financial Center
Boston, Massachusetts 02111                                      866,419                      5.8%

Ronald LaBow                                                   1,694,150(5)                  10.3%

Neil D. Arnold                                                    70,000(11)                   *

Paul W. Bucha                                                    115,000(11)                   *

Robert A. Davidow                                                112,035(12)                   *

William Goldsmith                                                 70,000(11)                   *

Robert D. LeBlanc                                                290,090(13)                  1.9%

Marvin L. Olshan                                                  71,000(12)                   *

Raymond S. Troubh                                                 72,000(12)                   *

James G. Bradley                                                 261,654(14)                  1.7%

Howard A. Mileaf                                                  27,000(15)                   *

Arnold G. Nance                                                  109,158(16)                   *

All Directors and Executive Officers as a Group
(12 persons)                                                   2,982,087(17)                 16.9%

-------------------
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
(7)      Dimensional Fund Advisors, Inc. ("Dimensional"),  an investment advisor registered  under Section 203 of the  Investment  Advisors Act of 1940, furnishes  investment  advice to four investment  companies  registered under the  Investment  Company  Act of 1940,  and serves as  investment manager to certain  other  investment  vehicles,  including  commingled group trusts.  (These investment  companies and investment vehicles are the  "Portfolios").  In its role as investment  advisor and  investment manager, Dimensional possessed both investment and  voting  power  over
         1,317,625 shares of WHX Corporation  stock as of December 31, 2000. The
         Portfolios  own  all  securities   reported  in  this  statement,   and
         Dimensional disclaims beneficial ownership of such securities.
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

                                    SIGNATURE

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the  undersigned,  hereunto  duly  authorized in the City of New York,
State of New York on May 21, 2001.

                                          WHX CORPORATION

                                          By: /s/ Arnold Nance
                                              ---------------------------------
                                          Name:  Arnold Nance
                                          Title:  Vice President - Finance