Form 10-Q
period 2001-03-31
WHX CORP
filed 2001-05-21
CIK 106618

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/ X /    QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 2001
                              --------------------------------------------------

/  /     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -----------------------------

       FOR QUARTER ENDED MARCH 31, 2001           COMMISSION FILE NUMBER 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                13-3768097
         (State of Incorporation)                       (I.R.S. Employer
                                                        Identification No.)

             110 EAST 59TH STREET
             NEW YORK, NEW YORK                              10022
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

The number of shares of Common Stock issued and  outstanding  as of May 10, 2001 was 15,312,272 which includes redeemable common shares.

                                 WHX CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31,
                                                                2001         2000
                                                        (In thousands, except per share data)

Net Sales                                                    $ 156,071    $ 467,743

Operating Costs
              Cost of goods sold                               129,317      386,754
              Depreciation and amortization                      7,380       27,266
              Selling, administrative and general expenses      18,818       38,860
                                                             ---------    ---------
                                                               155,515      452,880
                                                             ---------    ---------
Operating Income                                                   556       14,863

              Interest expense on debt                          13,509       22,446
              Other (expense)                                   (3,430)      (6,668)
                                                             ---------    ---------
(Loss) Before Taxes                                            (16,383)     (14,251)

              Tax (benefit)                                     (6,189)      (7,552)
                                                             ---------    ---------
Net (Loss)                                                     (10,194)      (6,699)

Dividend requirement for Preferred Stock                         5,152        5,152
                                                             ---------    ---------
Net (Loss) Applicable to Common Stock                        $ (15,346)   $ (11,851)
                                                             =========    =========

BASIC AND DILUTED (LOSS) PER SHARE OF
              COMMON STOCK

              Net (loss) per share                           $   (1.05)   $   (0.84)
                                                             =========    =========

                 See notes to consolidated financial statements.

                                 WHX CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                MARCH 31,          DECEMBER 31,
                                                                   2001               2000
-------------------------------------------------------------------------------------------------
                                                                (Dollars and shares in thousands)
ASSETS                                                          (Unaudited)
Current Assets:
        Cash and cash equivalents                               $    8,773           $    4,837
        Short term investments                                      64,562               69,319
        Trade receivables - net                                     85,641               83,929
        Inventories:
             Finished and semi-finished products                    51,680               53,821
             Raw materials                                          34,225               36,453
             Precious metals                                        56,434               61,671
             LIFO reserve                                                0               (1,676)
                                                               -----------           ----------
                                                                   142,339              150,269
        Due from WPC                                                20,878               20,878
        Other current assets                                        12,736               11,472
                                                              ------------           ----------
                         Total current assets                      334,929              340,704

Restricted cash                                                     33,000               33,000
Property, plant and equipment at cost, less
        accumulated depreciation and amortization                  172,301              173,790
Prepaid pension                                                     37,106               37,755
Intangibles, net of amortization                                   280,704              282,821
Other non-current assets                                            44,758               45,446
                                                              ------------           ----------
                                                                $  902,798           $  913,516
                                                              ============           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                          $   49,742           $   46,477
        Deferred income taxes - current                             18,562               18,562
        Other current liabilities                                   51,157               46,086
        Due to WPC                                                  33,333               31,952
        Long-term debt due in one year                               2,150                  929
                                                              ------------           ----------
                         Total current liabilities                 154,944              144,006

Long-term debt                                                     505,196              504,983
Loss in excess of investment - WPC                                  39,783               39,783
Deferred income taxes - non-current                                 13,634               21,289
Other liabilities                                                   28,327               25,813
                                                              ------------           ----------
                                                                   741,884              735,874
                                                              ------------           ----------
Redeemable Common Stock - 243 shares
        and 245 shares                                               2,627                2,646
                                                              ------------           ----------

Stockholders' Equity:
        Preferred Stock $.10 par value -
             5,883 shares                                              589                  589
        Common Stock - $.01 par value -
             14,920 shares and 14,590 shares                           146                  146
        Accumulated other
             comprehensive (loss)                                   (2,998)              (1,501)
        Additional paid-in capital                                 555,613              555,479
        Accumulated (deficit)                                     (395,063)            (379,717)
                                                              ------------           ----------
Total stockholders' equity                                         158,287              174,996
                                                              ------------           ----------
                                                                $  902,798           $  913,516
                                                              ============           ==========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                   2001            2000
-----------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss)                                                              $(10,194)        $  (6,699)
        Non cash income and expenses:
             Depreciation and amortization                                         7,380            27,266
             Other post employment benefits                                           55              (437)
             Income taxes                                                         (6,189)           (8,503)
             (Gain) loss on sale of assets                                            12            (1,844)
             Equity income in affiliated companies                                  (145)           (2,456)
             Pension expense                                                           0             1,212
             Minority interest                                                         0               451
        Decrease (increase) in working capital elements,
             Trade receivables                                                    (1,712)          (25,804)
             Inventories                                                           7,930           (24,376)
             Other current assets                                                 (1,264)           (2,972)
             Trade payables                                                        3,265            30,982
             Other current liabilities                                             2,769            18,034
             Short-term investments - net                                          4,757           (22,090)
             Trading account borrowings                                                0            39,615
             Other items - net                                                      (327)            2,548
                                                                                --------        ----------
             Net cash provided by operating activities                             6,337            24,927
                                                                                --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Short term investments available-for-sale                                      0            (4,630)
        Property additions and improvements                                       (4,917)          (35,470)
        Investment in affiliates                                                       0            (1,369)
        Dividends from affiliates                                                      0             3,750
        Proceeds from sale of property                                                 2             4,612
                                                                                --------        ----------
             Net cash (used) in investing activities                              (4,915)          (33,107)
                                                                                --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net borrowings on long-term debt                                           2,435             3,840
        Minority interest dividends                                                    0            (1,417)
        Short term borrowings                                                          0            10,685
        Common stock purchased                                                       132                 0
        Preferred stock dividends paid                                                 0            (5,152)
        Redemption of equity issues                                                  (18)                0
                                                                                --------        ----------
             Net cash provided by financing activities                             2,549             7,956
                                                                                --------        ----------

EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                                          (35)              (40)
                                                                                --------        ----------

INCREASE/(DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                           3,936              (264)
Cash and cash equivalents
        at beginning of period                                                     4,837            10,775
                                                                                --------        ----------

CASH AND CASH EQUIVALENTS
        AT END OF PERIOD                                                        $ 8,773          $  10,511
                                                                                =======         ==========

   See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

                  The  consolidated  balance  sheet as of March  31,  2001,  the consolidated  statement of operations for the three month periods ended
         March 31, 2001 and 2000, and the  consolidated  statement of cash flows for the three month  periods  ended March 31, 2001 and 2000,  have been prepared by the Company  without  audit.  In the opinion of management, all normal and recurring  adjustments  necessary to present  fairly the consolidated  financial  position  at March 31, 2001 and the results of operations  and  changes in cash flows for the periods  presented  have been made.

                  The consolidated  financial statements include the accounts of all non-bankrupt  subsidiary  companies.  As a result of the Bankruptcy
         Filing  (see  Note  1)  the  Company  has,  as of  November  16,  2000,
         deconsolidated  the  balance  sheet  of its  wholly  owned  subsidiary,
         Wheeling-Pittsburgh   Corporation   ("WPC").   As  a  result   of  such
         deconsolidation,  the accompanying consolidated balance sheets at March
         31,  2001 and  December  31,  2000 do not  include any of the assets or liabilities of WPC, and the  accompanying  March 31, 2001  consolidated statement of operations  and the  consolidated  statement of cash flows excludes the operating  results of WPC.  Since  November 16, 2000,  the
         Company has accounted for its investment in WPC on the cost method.

                  Certain information and footnote disclosures normally included in financial  statements prepared in accordance with generally accepted accounting  principles  have been condensed or omitted.  This quarterly report on Form 10-Q should be read in  conjunction  with the  Company's audited consolidated financial statements contained in Form 10K for the year ended  December 31, 2000. The results of operations for the period ended March 31, 2001 are not  necessarily  indicative  of the operating results for the full year.

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

                  Wheeling-Pittsburgh  Corporation  and six of its  subsidiaries
         ("the WPC Group") filed a petition seeking reorganization under Chapter
         11 of Title 11 of the United  States  Bankruptcy  Code on November  16,
         2000, See Note 1.

BUSINESS SEGMENTS

                  WHX  Corporation  ("WHX") is a holding  company  that has been structured to invest in and/or acquire a diverse group of businesses on a decentralized  basis. WHX's primary businesses currently are: Handy &
         Harman  ("H&H"),  a diversified  manufacturing  company whose strategic business units encompass,  among others,  specialty wire,  tubing,  and
         fasteners,  and  precious  metals  plating  and  fabrication;   Unimast
         Incorporated  ("Unimast"),  a leading manufacturer of steel framing and other  products for commercial and  residential  construction;  and WHX
         Entertainment  Corp.,  a  co-owner  of a  racetrack  and video  lottery facility  located in  Wheeling,  West  Virginia.  WHX's other  business
         consists   of   Wheeling-Pittsburgh   Corporation   ("WPC")   and   its
         subsidiaries  including  Wheeling-Pittsburgh  Steel Corporation ("WPSC"
         and together with WPC and its other  subsidiaries,  the "WPC Group"), a vertically  integrated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

         manufacturer  of  value-added  and flat rolled steel products (see Note
         1). WHX,  together  with all of its  subsidiaries  shall be referred to herein as the  "Company,"  and the Company and its  subsidiaries  other than the WPC Group shall be referred to herein as the "WHX Group."

NOTE 1 - WPC GROUP BANKRUPTCY

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

                  The  Bankruptcy  Court has granted  the WPC Group's  motion to approve a new $290 million DIP Credit  Agreement  provided by Citibank,
         N.A., as initial issuing bank, Citicorp U.S.A., Inc., as administrative agent,  and the DIP  Lenders.  Pursuant  to the DIP  Credit  Agreement,
         Citibank,  N.A.  has made term loan  advances  to the WPC Group up to a maximum aggregate  principal amount of $35 million. In addition the DIP
         Lenders have agreed, subject to certain conditions,  to provide the WPC
         Group  with  revolving   loans,   swing  loans  and  letter  of  credit
         accommodations  in  an  aggregate  amount  of up to  $255  million.  In connection with the Bankruptcy  Filing,  WHX has guaranteed $30 million of the term loan portion of the DIP Credit  Agreement and has deposited in a pledged  asset  account  $33  million  of funds in support of such guarantee.  A portion of the  earnings  on the  pledged  asset  account accrue  and are  paid to WHX . If WHX is  called  upon to fund all or a portion of its $30 million  guaranty,  there is little  likelihood that the WPC Group would be able to repay WHX its  guaranty  payments  under such term loan. The term loans and revolving  loans are  collateralized by first  priority  liens on the WPC Group's  assets,  subject to valid
         liens   existing  on  November   16,   2000,   and  have  been  granted
         superpriority  administrative status, subject to certain carve-outs for fees payable to the United States  Trustee and  professional  fees. The
         DIP Credit  Agreement  contains  negative,  affirmative  and  financial covenants,  including  a  limitation  on capital  expenditures  through
         December 31, 2001 of $42.5 million and $60 million in fiscal 2002,  and
         a   requirement   that  the  WPC  Group  have  $15  million  of  excess
         availability at all times.  The terms of the DIP Credit  Agreement also include cross default and other customary provisions.

                  The DIP Credit Agreement expires November 16, 2002.  Revolving credit  interest  rates  are  based on the  Citibank  Base Rate plus 2%
         and/or  Eurodollar rate plus 3%. The margin over the prime rate and the
         Eurodollar rate fluctuate based upon excess availability. The Term Loan
         interest   rates  are  13%  cash  pay  plus  3%  deferred.   Borrowings
         outstanding  under the DIP Credit  Agreement at March 31, 2001 included
         the  $35  million  term  loan,   $150.2  million  in  revolving  credit
         borrowings and approximately $5.0 million of letters of credit.

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
         May 16, 2001 was set by the Bankruptcy

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

         Court as the last date  creditors  could file proofs of claim under the
         Bankruptcy  Code.  The  Bankruptcy  Filing is an event of default under
         WPC's 9-1/4% Senior  Notes.  The  Bankruptcy  Filing is not an event of default under any of the WHX Group's indentures or credit facilities.

                  Pursuant to the provisions of the Bankruptcy Code, all actions to collect upon any of the WPC Group's  liabilities  as of the petition date or to  enforce  pre-petition  date  contractual  obligations  were automatically  stayed.  Absent approval from the Bankruptcy  Court, the
         WPC Group is prohibited from paying pre-petition obligations, including principal  and  interest on WPC's 9-1/4%  Senior  Notes.  However,  the
         Bankruptcy   Court  has  approved   payment  of  certain   pre-petition
         liabilities  such as employee  wages and  benefits  and  certain  other
         pre-petition  obligations.   Additionally,  the  Bankruptcy  Court  has
         approved  the  retention  of  legal  and  financial  professionals.  As
         debtors-in-possession,   the  WPC  Group  has  the  right,  subject  to
         Bankruptcy  Court approval and certain other  conditions,  to assume or reject any  pre-petition  executory  contracts  and  unexpired  leases.
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

NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

                  During the period  January 1, 2001 through March 31, 2001, the
         WPC Group  incurred a net loss of $58.5  million which is not reflected in the Company's March 31, 2001 consolidated results of operations.

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

                  The  accompanying  March 31, 2001  consolidated  balance sheet includes a due from the WPC Group  amounting to $20.9 million and a due to the WPC Group of $33.3  million.  These  amounts  are the  result of numerous  transactions  that  transpired  between  companies in the WHX
         Group and  companies in the WPC Group since the date WHX acquired  WPC.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

NOTE 2 - EARNINGS PER SHARE

                  The  computation  of basic  earnings per common share is based upon the average shares of Common Stock outstanding. In the computation of diluted  earnings per common share in the first  quarter of 2001 and
         2000, the conversion of preferred stock and redeemable common stock and
         exercise  of  options  would  have  had  an  anti-dilutive   effect.  A
         reconciliation  of the  income  and  shares  used  in  the  computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      For the Quarter Ended March 31, 2001

                                                      Income               Shares         Per-Share
                                                     (Numerator)        (Denominator)       Amount

Net (Loss)                                            $(10,194)
Less: Preferred stock dividends                          5,152

BASIC AND DILUTED EPS
       Net (Loss) available to                        --------          -----------       ---------
       common stockholders                            $(15,346)            14,603          $(1.05)
                                                      ========          ===========       ==========

The assumed conversion of stock options, preferred stock and redeemable common stock would have an antidilutive effect on earnings per share.

                                                      For the Quarter Ended March 31, 2000

                                                      Income               Shares         Per-Share
                                                     (Numerator)        (Denominator)      Amount

Net (Loss)                                            $  (6,699)
Less: Preferred stock dividends                           5,152

BASIC AND DILUTED EPS
      Net (Loss) available to                         ---------          -----------       --------
      common stockholders                             $  (11,851)           14,167         $   (.84)
                                                      ==========         ===========       =========

The assumed conversion of stock options, preferred stock and redeemable common stock would have an antidilutive effect on earnings per share.

                  Outstanding stock options granted to officers,  directors, key employees and others totaled  5,409,502  million shares of Common Stock at March 31, 2001.

REDEEMABLE COMMON STOCK

                  Certain present and former employees of the WPC Group have the right to sell their redeemable common stock to the Company at prices of
         $15 or $20 per share depending on years of service,  age and retirement date. Holders can sell any or all of their redeemable common stock into the public  market,  provided,  however,  that  stock  sales on any day cannot be more than 20% of the number of shares  publicly traded during the  previous  day.  As of  March  31,  2001  redeemable  common  stock outstanding totaled 243,536 shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

                  Comprehensive  income for the three month  period  ended March
         31, 2001 and 2000 was as follows:

(in thousands)                                                                        Three Months Ended
                                                                                            March 31
                                                                                      2001          2000
                                                                                      ----          ----
Net (loss)                                                                          $(10,194)      $(6,699)
Other comprehensive (loss):
  Foreign currency translation adjustments                                              (649)         (236)

Unrealized (losses) on available-for-sale securities:
  Unrealized holding (losses) arising during the period, net of tax (a)
                                                                                           0        (4,630)
Cumulative effect on Equity of SFAS No. 133 adoption, net of tax (a)                    (423)            0
Interest Rate Swap, net of tax (a)                                                      (425)            0
                                                                                    --------      ---------
Comprehensive (loss)                                                                $(11,691)     $(11,565)
                                                                                    ========      =========

(a) Includes tax (benefit) of $454 and $2,493 for the  three-month  period ended
March 31, 2001 and 2000.

Accumulated  other  comprehensive  income  balances  as of  March  31,  2001 and
December 31, 2000 were as follows:

                                                                                 Foreign currency       Accumulated other
(in thousands)                        Cash Flow              Unrealized gain       translation            comprehensive
                                        Hedge             (loss) on securities     adjustments             income (loss)
                                        -----             --------------------     -----------             -------------

March 31, 2001
Balance on January 1, 2001            $    0                      $0                $(1,501)                $(1,501)
Period change                           (848)                      0                   (649)                 (1,497)
                                      ------                 --------               -------                 -------
Balance on March 31, 2001             $ (848)                     $0                $(2,150)                $(2,998)
                                      ======                 ========               =======                 =======

December 31, 2000
Balance on January 1, 2000            $    0                 $ 1,450                  $(505)                   $945
Period change                              0                  (1,450)                  (996)                 (2,446)
                                      ------                 --------               -------                 -------
Balance on December 31, 2000          $    0                      $0                $(1,501)                $(1,501)
                                      ======                 ========               =======                 =======

NOTE 4 - SHORT TERM INVESTMENTS

                  Net unrealized  holding losses on trading  securities  held at period end and included in other  income for the first  quarter of 2001 and 2000 were a loss of $10.1 million and $7.8 million, respectively.

NOTE 5 - INVENTORY

                  The  operating  income for the  quarter  ended  March 31, 2001 includes a charge  resulting from a lower of cost or market  adjustment to precious metal  inventory.  The effect of this adjustment  decreased operating  income by $3.3  million for the three months ended March 31,
         2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

NOTE 6 - LONG-TERM DEBT

                  The Company's  long-term  debt consists of the following  debt instruments:

                                                            March 31,               December 31,
                                                              2001                      2000
                                                                    (dollars in thousands)

WHX Senior Unsecured Notes due 2005, 10-1/2%                $281,490                   $281,490
Handy & Harman Senior Secured Credit Facility            195,156                    192,793
Handy & Harman Industrial Revenue Bonds, due 2004          7,500                      7,500
Unimast Revolving Credit Agreement, due 2003                  22,000                     21,000
Unimast Industrial Development Bond, due 2030                  6,050                      6,050
Other                                                          2,150                      3,079
                                                           ---------                   --------
                                                             514,346                    511,912
                                                           ---------                   --------
Less portion due within one year                               9,150(a)                   6,929(a)
                                                           ---------                   --------
     Total Long-Term Debt                                  $ 505,196                   $504,983
                                                           =========                   ========

(a)      $7 million and $6 million of the Unimast  revolving  Credit  Agreement, due 2003 is included in other current liabilities.

NOTE 7 - CONTINGENCIES

        Legal & Environmental Matters

        Legal Matters
                  WPC Group

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

                  For further  discussion  on the WPC Group  contingencies,  see
         Note 1.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

                  WPC,  as are other  industrial  manufacturers,  is  subject to increasingly  stringent  standards  relating to the  protection  of the environment. In order to facilitate compliance with these environmental standards,  WPC has incurred  capital  expenditures  for  environmental control projects aggregating $7.7 million, $3.4 million and $.5 million for 1999, 2000 and the three months ended March 31, 2001, respectively.
         WPC anticipates  spending  approximately $22.8 million in the aggregate on major  environmental  compliance  projects  through  the year  2003, estimated to be spent as follows:  $7.6 million in 2001,  $12.1 million in 2002, $3.1 million in 2003. Due to the possibility of  unanticipated factual or regulatory  developments,  the amount of future expenditures may vary substantially from such estimates.

                  WPC's non-current  accrued  environmental  liabilities totaled
         $17.1  million  at  March  31,  2001.  These  accruals  were  initially determined  by  WPC in  January  1991,  based  on  all  then  available
         information.   As  new   information   becomes   available,   including
         information provided by third parties, and changing laws and regulation the  liabilities  are  reviewed and the  accruals  adjusted  quarterly.
         Management  believes,   based  on  its  best  estimate,  that  WPC  has
         adequately  provided  for  remediation  costs that might be incurred or penalties  that might be imposed under present  environmental  laws and regulations.

                  Based on information  currently  available,  including the WPC
         Group's prior capital  expenditures,  anticipated capital expenditures, consent  agreements  negotiated  with  Federal and state  agencies  and information  available  to  the  WPC  Group  on  pending  judicial  and
         administrative   proceedings,   the  WPC  Group  does  not  expect  its
         environmental  compliance and liability costs, including the incurrence of additional fines and penalties, if any, relating to the operation of its  facilities,  to have a material  adverse  effect on the  financial condition of the WPC Group. However, it is possible that litigation and environmental  contingencies  could have a material effect on quarterly or annual  operating  results when they are resolved in future periods.
         As further information comes into the WPC Group's  possession,  it will continue to reassess such evaluations.

                  In  the  event   the  WPC  Group  is  unable  to  fund   these
         liabilities,  claims may be made  against  the WHX Group for payment of such liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

NOTE 8 - REPORTED SEGMENTS

                  The  Company's   reportable   operating  segments  consist  of
         H&H, Unimast and all other corporate entities, each providing their
         own  unique   products  and  services.   Each  of  these   segments  is
         independently  managed and requires different production technology and marketing and  distribution  channels.  The accounting  policies of the segments are consistent with those of the Company.

                  For the periods  presented,  intersegment  sales and transfers were conducted as if the sales or transfers were to third parties, that is, at  prevailing  market  prices.  Income taxes are  allocated to the segments in accordance with the Company's tax sharing agreement,  which generally requires separate segment tax calculations.  The benefit,  if any, of the WPC Group NOL carryforwards are allocated to the WPC Group.

         The table below  presents  information  about  reported  segments and a reconciliation of total segment sales to total  consolidated  sales for the first quarters of 2001 and 2000.

FIRST QUARTER OF 2001

      (dollars in thousands)                                                  ALL      SEGMENT                    CONSOLIDATED
                                          WPC        H&H       UNIMAST       OTHER      TOTAL      ADJUSTMENTS       TOTAL
                                          ---        ---       -------       -----      -----      -----------       -----
                                           *
Revenue from
  external customers                     ---       99,654    56,438          ---       156,092           (21)        156,071
Intersegment revenues
                                         ---          ---        21          ---            21           ---              21
Segment net income (loss)
                                         ---      (2,750)       664      (8,108)       (10,194)          ---         (10,194)

FIRST QUARTER OF 2000

                                                                              ALL      SEGMENT                    CONSOLIDATED
                                         WPC         H&H       UNIMAST       OTHER      TOTAL      ADJUSTMENTS       TOTAL
                                         ---         ---       -------       -----      -----      -----------       -----

Revenue from external Customers       290,202     121,316    61,167          ---       472,685      (4,942)         467,743

Intersegment revenues                   4,942         ---       ---          ---         4,942         ---            4,942

Segment net income (loss)              (5,130)      2,215     2,816       (6,600)       (6,699)        ---           (6,699)

*Effective  November 16, 2000 WPC was  deconsolidated  for  financial  reporting purposes.

  NOTE 9 - NEW ACCOUNTING STANDARDS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

                  A reconciliation of current period charges,  net of applicable income  taxes,  included  in  the  comprehensive  income  component  of stockholders' equity is as follows:

                                                                       (Dollars in thousands)

                 Cumulative Effect on Equity of SFAS No. 133 adoption          $(423)
                 Current period declines in fair value of interest
                   rate swap - net of tax                                       (425)
                                                                               -----
                 Balance at March 31, 2001                                     $(848)
                                                                               ======

                  The above  amount is recorded in equity,  net of a tax benefit of $454,  at March 31,  2001.  This  amount is  expected to be reclassified  to  earnings  over the six month  period  ending
                  September 30, 2001.

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

         During the third  quarter  2000,  the EITF  issued EITF  Consensus  No.
         99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", which  addresses  whether  certain  cost items  should be reported as a reduction  of  revenue  or as a  component  of cost of  sales  and EITF
         Consensus  No.  00-10,  "Accounting  for Shipping and Handling Fees and
         Costs"  ("EITF  00-10"),  which  addresses the  classification  of cost incurred for shipping goods to customers.  These new pronouncements are effective no later than the fourth  quarter of fiscal  years  beginning after  December  15,  1999.  As a result of adopting  EITF  00-10,  the
         Company  has  reclassified  amounts in the  Consolidated  Statements of
         Operations for the quarter ended March 31, 2000 as follows:

                                                         Quarter Ended
                                                        March 31, 2000
                                                    (Dollars in Thousands)
            Increased Sales                                 $13,972
            Increased Cost of sales                          14,872
            Decreased SG&A                                   $ 900

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

RESULTS OF OPERATIONS

                  The Bankruptcy Filing and resultant  deconsolidation of WPC as of November 16, 2000 have affected comparisons between the first quarter
        2001 and first quarter 2000.

                  Net sales for the first quarter of 2001 were $156.1 million as compared to $467.7  million in the first quarter of 2000, a decrease of
         $311.6  million.  WPC Group sales included in the first quarter of 2000 were  $285.2  million.  Sales  decreased  by $21.6  million  at H&H reflecting  reduced demand across all product lines. Sales decreased by
         $4.8   million   at   Unimast,   reflecting   steady   demand   in  the
         non-residential  construction  market,  offset by continued weakness in pricing.

                  Operating  costs for the first  quarter of 2001  decreased  to
         $155.5 million from $452.8 million.  WPC Group operating costs included in the first  quarter  2000 were  $284.5  million.  Operating  costs at
         H&H  were  lower  by  $13.4  million  in  the  first  quarter  2001 reflecting reduced selling activity,  offset by a $3.3 million non-cash lower of cost or market charge to the precious metals  inventory values due to  decreases  in the market  prices of both gold and silver  since year end 2000.  Unimast  operating costs were down $ 1.7 million in the first  quarter of 2001 versus the first  quarter 2000  primarily due to lower raw material costs.

                  Selling,  administrative  and  general  expense  for the first quarter  of 2001  decreased  $20  million to $18.9  million  from $38.9 million in the comparable period in 2000.  Selling,  administrative and general  expense at the WPC Group  operations  for the first quarter of
         2000 was $18.1 million. Selling,  administrative and general expense at
         H&H decreased by $2.9 million to $12.9 million in the first quarter of 2001  compared to $15.8  million in the first  quarter of 2000 which contained a $1 million bad debt reserve related to an outside  precious metal refiner's bankruptcy. Selling, administrative and general expense at Unimast  was down $.2 million to $3.3  million in the first  quarter
         2001 from $3.5 million in the first quarter of 2000. The remaining $1.2 million in increased  costs is due primarily to legal and  professional fees associated with the WPC bankruptcy.

                  Interest  expense for the first  quarter 2001  decreased  $8.9 million to $13.5 million from $22.4 million in the comparable  period in
        2000.The WPC Group interest  expense  included in the first quarter 2000 was $9.8 million.

                  Other  (expense)  was a $3.4 million loss in the first quarter of 2001 as compared to $6.7 million  loss in the first  quarter of 2000.
        The change in other (expense) is due primarily to the difference between realized and unrealized losses on short-term portfolio investments.

                  The 2001 first  quarter tax  provision  reflects an  estimated annual  effective tax  provision  rate of 38%, as compared to 53% annual effective  rate in 2000.  The

        change in  estimated  annual  effective  tax rates is due to  changes in
        estimated   annual   pre-tax   income  and  changes  in  permanent   tax
        adjustments.

                  Net loss for the 2001 first quarter totaled $15.3 million,  or a loss of $1.05 per share of common  stock after  deduction of preferred dividends.  The 2000 first quarter net loss was $11.9 million, or a loss of  $0.84  per  share of  common  stock  after  deduction  of  preferred dividends.

FINANCIAL POSITION

                  Net cash flow provided by operating  activities  for the first quarter of 2001 totaled $6.3 million. Short term trading investments and related  short-term  borrowings are reported as cash flow from operating activities and provided a net $4.8 million of funds in the first quarter of 2001.  Working  capital  accounts  provided  $15.4  million of funds.
        Accounts receivable increased by $1.7 million,  trade payables increased
        $3.3 million,  and other  current  liabilities  increased  $2.8 million.
        Inventories,  valued  principally  by  the  LIFO  method  for  financial reporting purposes, totaled $142.3 million at March 31, 2001, a decrease of $7.9 million from December 31, 2000.

                  In the  first  quarter  of 2001,  $4.9  million  was  spent on capital improvements.

                  The Company's  reportable  operating segments WPC, H&H and
        Unimast  each  maintain  separate and distinct  credit  facilities  with various financial institutions.

                  Borrowings  outstanding  against  the H&H  Senior  Secured
         Credit  Facility at March 31, 2001 totaled $195.1  million.  Letters of credit  outstanding  under the H&H  Revolving  Credit Facility were
         $14.6 million at March 31, 2001.

                  Borrowings  outstanding  against the Unimast  Revolving Credit
        Facility  at March 31, 2001  totaled  $22.0  million.  Letters of credit outstanding  under  the  Unimast  Revolving  Credit  facility  were $6.1 million at March 31, 2001.

                  H&H has entered into an interest  rate swap for certain of its variable-rate  debt. The swap agreement covers a notional amount of
         $125 million and converts $125 million of its  variable-rate  debt to a fixed  rate with  Citibank,  N.A.,  New York.  The fixed rate is 6.75%, effective  September 22, 2000 with a termination  date of September 20,
         2001.

                  Unimast  has  also  entered  into an  interest  rate  swap for certain of its variable-rate debt. The swap agreement covers a notional amount of $10 million  and  converts  $10 million of its  variable-rate debt to a fixed rate with Bank One, N.A.,  Chicago,  IL. The fixed rate is 4.99%,  effective March 27, 2001 with a termination date of November
         23, 2003.

LIQUIDITY

                  As of March 31,  2001,  the WHX Group had cash and  short-term investments, of $73.3 million.

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
        The WHX Group satisfies its working capital requirements through cash on hand,  investments,  borrowing  availability  under the Revolving Credit
        Facilities and funds generated from  operations.  The WHX Group believes that such sources will provide the WHX Group for the next twelve  months
        with  the  funds  required  to  satisfy   working  capital  and  capital
        expenditure  requirements.  External  factors,  such as worldwide  steel production  and demand and currency  exchange  rates,  could  materially affect the WHX Group's results of operations and financial condition.

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

                  A reconciliation of current period charges,  net of applicable
        income  taxes,   included  in  the  comprehensive  income  component  of
        stockholders' equity is as follows: (Dollars in thousands)

                  Cumulative Effect on Equity of SFAS No. 133 adoption               $(423)
                  Current period declines in fair value of interest
                      rate swap - net of tax                                          (425)
                                                                                     -----
                  Balance at March 31, 2001                                          $(848)
                                                                                    ======

                  The above  amount is recorded in equity,  net of a tax benefit of $454,  at March 31,  2001.  This  amount is  expected to be reclassified  to  earnings  over the six month  period  ending
                  September 30, 2001.

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
        00-10,  "Accounting  for Shipping and  Handling  Fees and Costs"  ("EITF
        00-10"),  which  addresses  the  classification  of  cost  incurred  for shipping goods to customers.  These new  pronouncements are effective no later than the fourth quarter of fiscal years  beginning  after December
        15,  1999.  As  a  result  of  adopting  EITF  00-10,  the  Company  has reclassified  amounts in the  Consolidated  Statements of Operations for the quarter ended March 31, 2000 as follows:

                                                         Quarter Ended
                                                        March 31, 2000
                                                    (Dollars in Thousands)
            Increased Sales                                 $13,972

            Increased Cost of sales                          14,872
            Decreased SG&A                                   $ 900

                                     *******

                  When used in the  Management's  Discussion  and Analysis,  the words  "anticipate",  "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the  Securities  Act and  Section  21E of the  Exchange  Act,  which are intended to be covered by the safe harbors  created  thereby.  Investors are  cautioned  that all  forward-looking  statements  involve risks and uncertainty, including without limitation, the ability of the Company to develop markets and sell its products and the effects of competition and pricing.  Although the Company believes that the assumptions  underlying the  forward-looking  statements are reasonable,  any of the assumptions could be inaccurate,  and therefore,  there can be no assurance that the forward-looking statements included herein will prove to be accurate.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  On November 16, 2000, the WPC Group filed petitions for relief under Chapter 11 of the Bankruptcy Code. The Bankruptcy  Filing was made in the United States Bankruptcy Court for the Northern District of Ohio.
        As a result,  subsequent to the  commencement of the Bankruptcy  Filing, the WPC Group sought and  obtained  several  orders from the  Bankruptcy
        Court that were  intended to enable the WPC Group to  continue  business operations as  debtors-in-possession.  Since the Petition  Date, the WPC
        Group's  management  has  been  in  the  process  of  stabilizing  their businesses and evaluating their operations,  while continuing to provide uninterrupted services to its customers.  Reference is made to Note 1 of the  Consolidated  Financial  Statements  included  herewith  and to the
        Company's Annual Report Form 10-K for a more detailed description of the matters referred to in this paragraph.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WHX CORPORATION

                                 /s/ Arnold Nance
                                    ----------------------------------------
                                    Arnold Nance
                                    Vice President-Finance
                                    (Principal Accounting Officer)

May 21, 2001

