Form 10-Q
period 2001-06-30
WHX CORP
filed 2001-08-10
CIK 106618

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended           JUNE 30, 2001
                               ------------------------------------------------

/ /       TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                  to
                              -------------------------------------------------

         FOR QUARTER ENDED JUNE 30, 2001          COMMISSION FILE NUMBER 1-2394

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
Yes  /X/    No  / /

The number of shares of Common Stock issued and outstanding as of August 8, 2001 was 15,369,953 which includes redeemable common shares.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                        JUNE 30                  JUNE 30
                                                                   2001         2000        2001          2000
-----------------------------------------------------------------------------------------------------------------
                                                                     (In thousands, except per share data)

Net Sales                                                       $ 162,789    $ 486,779    $ 318,860    $ 954,522

Operating Costs
              Cost of goods sold                                  130,409      404,924      259,726      791,678
              Depreciation and amortization                         7,489       28,721       14,869       55,987
              Selling, administrative and general expenses         23,349       35,671       42,167       74,531
                                                                ---------    ---------    ---------    ---------

                                                                  161,247      469,316      316,762      922,196
                                                                ---------    ---------    ---------    ---------

Operating Income                                                    1,542       17,463        2,098       32,326

              Interest expense                                     12,711       21,754       26,220       44,200
              Other income (expense)                                7,230       (1,054)       3,800       (7,721)
                                                                ---------    ---------    ---------    ---------

Income (loss) before Taxes and Extraordinary Item                  (3,939)      (5,345)     (20,322)     (19,595)

              Tax  provision (benefit)                                635      (41,607)      (5,554)     (49,159)
                                                                ---------    ---------    ---------    ---------

Income (loss) before Extraordinary Item                            (4,574)      36,262      (14,768)      29,564

              Extraordinary item-net of tax                        12,357         --         12,357         --
                                                                ---------    ---------    ---------    ---------

Net Income (loss)                                                   7,783       36,262       (2,411)      29,564

Dividend requirement for Preferred Stock                            5,110        5,151       10,262       10,303
                                                                ---------    ---------    ---------    ---------

Net Income (loss) applicable to Common Stock                    $   2,673    $  31,111    $ (12,673)   $  19,261
                                                                =========    =========    =========    =========

BASIC AND DILUTED INCOME (LOSS) PER SHARE OF
              COMMON STOCK

Income (loss) before extraordinary item                         ($   0.65)   $    2.19    ($   1.70)   $    1.35
Extraordinary item-net of tax                                        0.83         --           0.83         --
                                                                ---------    ---------    ---------    ---------

              Net (loss) per share                              $    0.18    $    2.19    ($   0.87)   $    1.35
                                                                =========    =========    =========    =========

Income (loss) per share of Common Stock-assuming
dilution

Income (loss) before extraordinary item                         ($   0.65)   $    1.17    ($   1.70)   $    0.95

Extraordinary item-net of tax                                        0.83         --           0.83         --
                                                                ---------    ---------    ---------    ---------

              Net income (loss) per share - assuming dilution   $    0.18    $    1.17    ($   0.87)   $    0.95
                                                                =========    =========    =========    =========
See notes to consolidated financial statements

                                 WHX CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   2001          2000
-----------------------------------------------------------------------------------------------------------
(Dollars and shares in thousands)
ASSETS       (Unaudited)
Current Assets:
        Cash and cash equivalents                                               $  25,703    $   4,837
        Short term investments                                                     20,399       69,319
        Trade receivables - net                                                    92,507       83,929
        Inventories                                                               120,377      150,269
        Due from WPC                                                                 --         20,878
        Other current assets                                                        9,668       11,472
                                                                                ---------    ---------

                                   Total current assets                           268,654      340,704

Note Receivable - WPC                                                              30,529         --
Restricted cash                                                                     5,000       33,000
Property, plant and equipment at cost, less
        accumulated depreciation and amortization                                 173,986      173,790
Prepaid pension                                                                    35,002       37,755
Intangibles, net of amortization                                                  278,559      282,821
Other non-current assets                                                           39,744       45,446
                                                                                ---------    ---------
                                                                                $ 831,474    $ 913,516
                                                                                =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                                          $  53,316    $  46,477

        Deferred income taxes - current                                            18,562       18,562

        Other current liabilities                                                  42,708       46,086
        Due to WPC                                                                   --         31,952
        Long-term debt due in one year                                              2,150          929
                                                                                ---------    ---------

                                   Total current liabilities                      116,736      144,006

Long-term debt                                                                    470,937      504,983
Loss in excess of investment - WPC                                                 37,584       39,783
Deferred income taxes - non-current                                                20,939       21,289
Other liabilities                                                                  24,081       25,813
                                                                                ---------    ---------

                                                                                  670,277      735,874
                                                                                ---------    ---------

Redeemable Common Stock - 245 shares                                                 --          2,646
                                                                                ---------    ---------

Stockholders' Equity:
        Preferred Stock $.10 par value -
             5,866 shares and 5,883                                                   587          589
        Common Stock - $.01 par value -
             15,095 shares and 14,590 shares                                          151          146
        Accumulated other
             Comprehensive income (loss)                                           (2,922)      (1,501)

        Additional paid-in capital                                                555,771      555,479
        Accumulated earnings (deficit)                                           (392,390)    (379,717)
                                                                                ---------    ---------

Total stockholders' equity                                                        161,197      174,996
                                                                                ---------    ---------
                                                                                $ 831,474    $ 913,516
                                                                                =========    =========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30
              (in thousands)                                          2001        2000
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
              Net income (loss)                                   $  (2,411)   $  29,564
              Non cash income and expenses:
                    Depreciation and amortization                    14,869       55,987
                    Extraordinary income                            (19,012)
                    Other post employment benefits                      110       (3,969)
                    Deferred income taxes                               (17)     (49,159)
                    (Gain) loss on sale of assets                        92       (1,847)
                    Equity income in affiliated companies            (1,226)      (1,692)
                    Pension expense                                   2,753        1,305
                    Amortization of deferred financing fees           2,034        1,833
                    Minority interest                                  --            964
              Decrease (increase) in working capital elements,
                    Trade receivables                                (5,867)     (23,359)
                    Trade receivables sold                             --         14,150
                    Inventories                                      31,236      (28,138)
                    Other current assets                              1,804        2,031
                    Trade payables                                    6,677       30,830
                    Other current liabilities                        (6,471)       1,348
                    Short-term investments - net                     48,920      414,596
                    Trading account borrowings                         --       (367,696)
              Other items-net                                           779       (8,386)
                                                                  ---------    ---------
                    Net cash provided by operating activities        74,270       68,362
                                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
               Release of restricted cash                            33,000         --
               Note receivable-WPC                                  (30,453)        --
               Settlement Agreement-WPC                             (32,000)        --
               Restricted cash                                       (5,000)        --
               Short term investments available-for-sale               --        (11,649)
               Property additions and improvements                   (8,787)     (61,040)
               Investment in affiliates                                --            131
               Dividends from affiliates                               --          3,750
               Proceeds from sale of property                           167        4,742
                                                                  ---------    ---------
                   Net cash used in investing activities            (43,073)     (64,066)
                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
               Early retirement of long-term debt                   (15,906)        --
               Net borrowings on long-term debt                       3,606        8,748
               Minority interest dividends                             --           (703)
               Short term borrowings                                  2,000       12,951
               Preferred stock dividends paid                          --        (10,304)
               Redemption of equity issues                              (18)        (193)
                                                                  ---------    ---------
               Net cash (used) provided by financing activities     (10,318)      10,499
                                                                  ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                             (13)        --
INCREASE IN CASH AND CASH EQUIVALENTS                                20,866       14,795
Cash and cash equivalents
      at beginning of period                                          4,837       10,775
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS
      AT END OF PERIOD                                            $  25,703    $  25,570
                                                                  =========    =========
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GENERAL

                 The unaudited consolidated financial statements included herein have been  prepared by the Company.  In the opinion of  management,  the
        interim   financial   statements   reflect  all  normal  and   recurring
        adjustments  necessary  to  present  fairly the  consolidated  financial position and the results of operations and changes in cash flows for the interim periods.

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

                 Certain information and footnote  disclosures normally included in financial  statements  prepared in accordance with generally accepted accounting  principles  have been  condensed or omitted.  This quarterly report on Form 10-Q  should be read in  conjunction  with the  Company's audited consolidated  financial statements contained in Form 10K for the year ended  December 31, 2000. The results of operations for the quarter and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

                 The consolidated  financial  statements include the accounts of all subsidiary companies except for Wheeling-Pittsburgh  Corporation and its subsidiaries. On November 16, 2000, Wheeling-Pittsburgh  Corporation
        ("WPC"), a wholly owned subsidiary of WHX Corporation  ("WHX"),  and six
        of  its  subsidiaries   ("the  WPC  Group")  filed  a  petition  seeking
        reorganization  under  Chapter  11 of  Title  11 of  the  United  States
        Bankruptcy  Code. See Note 1. As a result of the  Bankruptcy  Filing the
        Company has, as of November 16, 2000,  deconsolidated  the balance sheet of its  wholly  owned  subsidiary  WPC.  Accordingly,  the  accompanying consolidated  balance  sheets at June 30, 2001 and  December 31, 2000 do
        not  include  any  of  the  assets  or   liabilities  of  WPC,  and  the
        accompanying  consolidated  statement of operations and the consolidated statement  of cash flows for the quarter  and six months  ended June 30,
        2001 exclude the operating results of WPC.

NATURE OF OPERATIONS

                  WHX  Corporation  ("WHX") is a holding  company  that has been structured to invest in and/or  acquire a diverse group of businesses on a decentralized  basis.  WHX's primary  businesses  currently are: Handy
        &  Harman  ("H&H"),  a diversified  manufacturing  company whose strategic business units encompass three segments;  precious metal, wire
        &   tubing,   and   engineered   materials;   Unimast   Incorporated
        ("Unimast"),  a leading manufacturer of steel framing and other products for  commercial  and  residential  construction;  and WHX  Entertainment
        Corp., a co-owner of a racetrack and video lottery  facility  located in
        Wheeling,   West   Virginia.    WHX's   other   business   consists   of
        Wheeling-Pittsburgh  Corporation ("WPC") and its subsidiaries  including
        Wheeling-Pittsburgh  Steel Corporation ("WPSC" and together with WPC and its  other  subsidiaries,  the "WPC  Group"),  a  vertically  integrated manufacturer of value-added and flat rolled steel products (see Note 1).
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

                 The Bankruptcy  Court granted the WPC Group's motion to approve a new $290 million Debtor in Possession  Credit  Agreement  ("DIP Credit
        Agreement")  provided  by  Citibank,  N.A.,  as  initial  issuing  bank,
        Citicorp  U.S.A.,  Inc., as  administrative  agent, and the DIP Lenders.
        Pursuant  to the DIP Credit  Agreement,  Citibank,  N.A.  made term loan advances to the WPC Group up to a maximum aggregate  principal amount of
        $35 million.  In addition,  the DIP Lenders  agreed,  subject to certain conditions,  to provide the WPC Group with revolving loans,  swing loans and letter of credit accommodations in an aggregate amount of up to $255 million.  In connection with the Bankruptcy  Filing,  WHX had guaranteed
        $30 million of the term loan  portion of the DIP Credit  Agreement  (the
        "Term  Loan") and  deposited in a pledged  asset  account $33 million of funds in support of such  guaranty.  Effective  as of June 1, 2001,  WHX purchased a participation  interest  comprising an undivided interest in the Term Loan in the amount of $30 million,  plus  interest  accrued but not  paid on  such  amount  of the  Term  Loan  through  June  1,  2001.
        Concurrently with such transaction, WHX's guaranty of $30 million of the
        Term Loan  described  above was  terminated and the $33 million of funds previously  deposited  in a pledged  asset  account  in  support of such guaranty  were  released to WHX. WHX paid to Citibank  $30.5  million of such  deposited  funds to purchase WHX's  participation  interest in the
        Term Loan. WPC borrowings  outstanding under the DIP Credit Agreement at
        June 30, 2001  included the $35 million  Term Loan,  $ 127.7  million in revolving credit borrowings and approximately $2.5 million of letters of credit.

                 Although the WPC Group expects to file a Plan of Reorganization at an appropriate time in the future,  there can be no assurance at this time that a Plan of  Reorganization  will be  proposed by the WPC Group, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated.  The WPC  Group has the  exclusive  right to file a Plan of
        Reorganization at any time during the 120-day period following  November
        16, 2000. The exclusive filing period has been extended until August 24,
        2001 by the Bankruptcy Court at the WPC Group's  request,  and while the
        WPC Group  intends to request  extensions of the  exclusivity  period if necessary,  there can be no  assurance  that the  Bankruptcy  Court will grant future extensions.  If the exclusivity period were to expire or be terminated,  other  interested  parties,  such as  creditors  of the WPC
        Group,   would   have  the  right  to  propose   alternative   plans  of
        reorganization.

                 During the period  January 1, 2001 through  June 30, 2001,  the
        WPC Group incurred a net loss of $98.7 million which is not reflected in the Company's June 30, 2001 consolidated results of operations.

                 At January 1, 2000,  $136.8 million of the Company's net equity represented its investment in WPC. In addition to this investment,  WHX, on  November  16,  2000,  guaranteed  $30  million  of the  WPC  Group's debtor-in-possession  term loan. Such guaranty was terminated  effective as of June 1, 2001  concurrently  with WHX's purchase of a participation interest in the Term Loan as discussed above. The recognition of the WPC
        Group's  net  loss of  $176.6,  in the year  2000,  has  eliminated  the investment's  carrying value of $136.8 million. In November of 2000, WHX recorded a liability of $39.8 million representing the excess of the WPC
        Group's loss over the carrying amount of the investment.

                 A Settlement and Release Agreement (the "Settlement Agreement")
        by and among WPSC, WPC, WHX, and certain affiliates of WPSC, WPC and WHX
        ,  received  approval  of the  United  States  Bankruptcy  Court for the
        Northern  District of Ohio on May 24, 2001,  was entered into on May 25,
        2001, and became  effective on May 29, 2001.  Pursuant to the Settlement
        Agreement  certain  outstanding  claims  among the parties  thereto were resolved,  including without limitation,  all inter-company  receivables and payables between the WHX Group and the WPC Group.

                 The Settlement Agreement provided, in part, that the Settlement
        Agreement  shall  be  effective  upon  the  occurrence  of  each  of the following  transactions,  (i) the payment by WHX to WPC of $17  million;
        (ii) the  exchange of releases  between the WPC Group and the WHX Group;
        (iii)  WHX or its  designee  would  enter  into a binding  agreement  to purchase certain assets of  Pittsburgh-Canfield  Corporation ("PCC") for
        $15 million,  plus the assumption of certain trade payables,  subject to bidding  procedures as may be established by the bankruptcy  court,  and certain  other terms and  conditions;  (iv) the  termination  of the Tax

        Sharing  Agreements  between  WHX and  WPC;  (v) WHX  would  deliver  an agreement  to the WPC Group  whereby it agreed not to charge or allocate any  pension  obligations,  expenses  or  charges  to the WPC Group with respect to the WHX  Pension  Plan,  subject to  certain  limitations  as provided  therein,  through and  including  the earlier of the effective date of a plan or plans of  reorganization  and December 31, 2002;  (vi)
        the DIP Credit  Agreement  shall have been  amended as  provided  in the
        Settlement  Agreement;  (vii) WPC Land  Corporation  shall  execute such instruments  as may be  necessary  to effect the  transfer of title,  to
        WPSC, of certain properties specified in the Settlement  Agreement;  and
        (viii)  the  lenders  party  to the  DIP  Credit  Agreement  shall  have consented to the transaction described in the Settlement Agreement. Such
        transactions,   other  than  the   acquisition   of  certain  assets  of
        Pittsburgh-Canfield  Corporation,  all occurred  effective May 29, 2001.
        The sale of certain assets of Pittsburgh-Canfield  Corporation closed on
        June 29, 2001. The PCC agreement  includes a one year repurchase  option for the seller.  The  repurchase  price is $15  million  plus the sum of environmental expenditures and capital expenditures made by the Company.
        In addition,  the  repurchase  price will be adjusted for any changes in working capital.

                 As a result of the total cash  payments  of $32  million to the
        WPC Group by WHX all  intercompany  receivables and liabilities  (except
        for  commercial  trade   transactions),   including  the  liability  for
        redeemable common stock were settled. In addition, WHX recorded the fair value of the net assets of PCC of $5.4 million.

                 The Company has no current  intention  to provide the WPC Group with additional cash funding.  However, the Company may elect to provide additional financing to the WPC Group should the need arise and if it is in the best interest of the Company.

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

                 In each of the above  possible  outcomes,  the WHX Group  would have little or no future ownership in or involvement with the WPC Group, and the WHX Group  future  cash  obligations  to or on behalf of the WPC
        Group would be minimal to none. It is also reasonably possible that none of the  above  outcomes  would  occur  and the WPC Group may shut down a number  of their  operations.  According  to the  Company's  preliminary evaluation of potential  pension  obligations,  if a partial shutdown of the WPC Group's  operations were to occur in the immediate  future WHX's liability  for  early  retirement  pension  benefits  could  range  from approximately $80 million to $100 million.  It is also possible that the
        WPC Group could cease  operations in their  entirety and this  liability would  then be  significantly  greater.  However,  management  does  not believe  this  occurrence  is  likely.  Under  current  pension  law and regulations based on the Company's analysis of the current funded status of the pension plan, if a partial  shutdown were to occur at the present time, the cash funding obligations would likely not begin until 2003 and would extend over several  years.  Such cash funding  obligations  would have a material adverse impact on the liquidity,  financial position and capital resources of the Company.  The Company's funding  obligation and the impact on the Company's  liquidity,  financial  position and capital resources could be substantially  reduced or eliminated if (1) a partial shutdown,  if it  occurs,  were to  occur  at such a time  that the fair market  value of the  assets of the plan  approximates  or  exceeds  the plan's  liabilities  (including the early  retirement  benefits),  (2) a shutdown were to occur gradually over several years or (3) the number of the WPC  Group's  operations  shut down were less than those  assumed in estimating the above-mentioned amounts.

NOTE 2 - EARNINGS PER SHARE

                 The  computation  of basic  earnings  per common share is based upon the average shares of Common Stock outstanding.  In the computation of diluted  earnings per common share in the three and six month periods ended June 30, 2001,  the  conversion of preferred  stock and redeemable common  stock and  exercise of options  would have had an  anti-dilutive
        effect.  A  reconciliation   of  the  income  and  shares  used  in  the
        computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                For Three Months Ended June 30, 2001       For Six Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                   Income          Shares   Per-Share        Income           Shares      Per-Share
                                              (Numerator)   (Denominator)      Amount   (Numerator)    (Denominator)         Amount
                                              --------------------------------------------------------------------------------------
Income (loss)before extraordinary item           ($4,574)                                 ($14,768)
Less: Preferred stock dividends                     5,110                                    10,262
                                              ------------                                ----------

Basic and Diluted EPS
Income (loss) before extraordinary item
available to common stockholders                 ($9,684)          14,804     ($0.65)     ($25,030)           14,723        ($1.70)
                                              ======================================================================================

                                                  For Three Months Ended June 30, 2001        For Six Months Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                    Income             Shares   Per-Share        Income           Shares   Per-Share
                                               (Numerator)      (Denominator)      Amount   (Numerator)    (Denominator)      Amount
                                              --------------------------------------------------------------------------------------
                                              --------------------------------------------------------------------------------------
Income before extraordinary item                   $36,262                                      $29,564
Less: Preferred stock dividends                      5,151                                       10,303
                                              -------------                               --------------

Basic EPS
    Income available to common
   stockholders                                     31,111             14,228       $2.19        19,261           14,283       $1.35

Effect of Dilutive Securities
   Options                                                                  1                                          9
   Convertible preferred stock                       5,151             16,506                    10,303           16,506
   Redeemable common stock                                                270                                        270
Diluted EPS
   Income available to common
                                              --------------------------------            -------------------------------
   stockholders plus assumed conversion            $36,262             31,005       $1.17       $29,564           31,068       $0.95
                                              ======================================================================================

            Outstanding  stock  options  granted  to  officers,  directors,  key employees and others  totaled  5,365,366  million shares of Common Stock at June
30, 2001.

PREFERRED STOCK

            The Company has accrued  $15.4  million  representing  dividends  in arrears at June 30, 2001 for preferred shares Series A and Series B.

REDEEMABLE COMMON STOCK

            Certain present and former employees of the WPC Group have the right to sell their  redeemable  common stock to the Company at prices of $15 or
      $20 per share  depending  on years of service,  age and  retirement  date.
      Holders  can sell any or all of their  redeemable  common  stock  into the public market,  provided,  however,  that stock sales on any day cannot be more than 20% of the number of shares  publicly traded during the previous day. As a result of the Settlement Agreement, the liability for redeemable common shares remained with WPC.

      NOTE 3 - COMPREHENSIVE INCOME

      Comprehensive  income for the three month and six month periods ended June
30, 2001 and 2000 was as follows:

                                                                        Three Months Ended       Six Months Ended
                                                                               June 30               June 30
                                                                               -------               -------
(in thousands)-
                                                                          2001        2000         2001       2000
                                                                          ----        ----         ----       ----
Net Income (loss)                                                       $  7,783    $ 36,262    $ (2,411)   $ 29,564

Other comprehensive income (loss):
  Foreign currency translation adjustments                                  (152)       (350)       (802)       (586)
  Unrealized holding (losses) on available-for-sale securities
      arising during the period, net of tax                               (4,529)     (7,572)
  Cumulative effect on Equity of SFAS No. 133 adoption, net
      of tax $227                                                           --          --          (423)       --
  Interest Rate Swap, net of tax of $123 and ($106)                          228        --          (196)       --
                                                                        --------    --------    --------    --------

Comprehensive income (loss)                                             $  7,859    $ 31,383    ($ 3,832)   $ 21,406
                                                                                                ========    ========

Accumulated other comprehensive income balances as of June 30, 2001 and December
31, 2000 were as follows:

(in thousands)                                                     Foreign currency   Accumulated other
                               Cash Flow        Unrealized gain      translation        comprehensive
                                  Hedge       loss) on securities    adjustments        income (loss)

June 30, 2001
Balance on January 1, 2001     $  --              $  --               $(1,501)            $(1,501)
Period change                     (619)              --                  (802)             (1,421)
                               -------            -------             -------             -------
Balance on June 30, 2001       $  (619)           $  --               $(2,303)            $(2,922)
                               =======            =======             =======             =======

December 31, 2000
Balance on January 1, 2000     $  --              $ 1,450             $  (505)            $   945
Period change                     --               (1,450)               (996)             (2,446)
                               -------            -------             -------             -------
Balance on December 31, 2000   $  --              $  --               $(1,501)            $(1,501)
                               =======            =======             =======             =======

NOTE 4 - SHORT TERM INVESTMENTS

                 Net  unrealized  holding losses on trading  securities  held at period end and included in other  income for the second  quarter of 2001 and 2000 were a loss of $.2 million and $6.3 million,  respectively. Net unrealized  holding losses on trading  securities held at period end and included in other income for the six months ended June 30, 2001 and 2000 were a loss of $10.3 million and $17.5 million, respectively.

NOTE 5 - INVENTORY

        Inventories  at June 30, 2001 and  December  31, 2000 are  comprised  as follows (in thousands):

                                                       June 30,2001                    December 31,2000
                                                       ------------                    ----------------
Finished and semi-finished products                        $ 48,163                           $ 53,821
Raw materials                                                33,222                             36,453
Precious metals                                              39,462                             61,671
LIFO Reserve                                                  (470)                            (1,676)
                                                          --------                           --------
                                                          $120,377                           $150,269
                                                          ========                           ========

                 The  operating  income for the six months  ended June 30,  2001 includes a charge  resulting from lower of cost or market  adjustment to precious  metal  inventory.  The  effect  of this  adjustment  decreased operating income by $3.3 million for the six months ended June 30, 2001.

                 As a result of  reduction  in  quantities  of  precious  metals inventories  valued under the LIFO method of accounting,  income for the quarter and six months ended June 30, 2001 decreased by $.5 million.

NOTE 6 - LONG-TERM DEBT

                  The Company's long-term debt consists of the following debt instruments:

                                                      June 30,    December 31,
                                                       2001           2000
                                                       ----           ----

                                                      (dollars in thousands)

WHX Senior Unsecured Notes due 2005, 10-1/2%           $245,059   $281,490
Handy & Harman Senior Secured Credit Facility       187,328    192,793
Handy & Harman Industrial Revenue Bonds, due 2004     7,500      7,500
Unimast Revolving Credit Agreement, due 2003             33,000     21,000
Unimast Industrial Development Bond, due 2030             6,050      6,050
Other                                                     2,150      3,079
                                                       --------   --------
                                                        481,087    511,912
Less portion due within one year (a)                     10,150      6,929
                                                       --------   --------
     Total Long-Term Debt                              $470,937   $504,983
                                                       ========   ========

(a)      $8 million and $6 million of the Unimast  Revolving  Credit  Agreement, due in 2003, is included in other current liabilities.

                 Unimast, in connection with the Settlement  Agreement discussed in Note 1, borrowed $15 million under its Revolving Credit Agreement for the settlement payment made to WPC Group. In addition,  WHX deposited $5 million in an escrow account as additional collateral for this loan.

                 In the quarter  ended June 30, 2001 the Company  purchased  and retired  $36.4  million  aggregate  principal  amount of 10 1/2 % Senior
        Notes in the open market for $15.9 million.  After the write off of $1.5 million of  deferred  debt  related  costs,  the Company  recognized  an extraordinary gain of $19.0 million ($12.4 million after tax).

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
        substantive allegations in the complaint related to the alleged improper testing  and  certification  of certain  wire rope  manufactured  at the
        Strandflex  plant during the period 1992-1999 and sold as MIL-SPEC wire.
        A companion  criminal  investigation  of Strandflex was initiated by the
        United States Attorney for the Northern District of New York under Title
        18 of the United States Code  ss.287(Submitting  False Claims). On March
        7, 2000,  Handy &  Harman was informed by the U.S.  Attorney for the
        Northern District of New York that absent a negotiated  settlement,  the government  would  seek a  criminal  indictment  and  unspecified  civil damages against Handy &  Harman based on the  then-alleged 161 sales of wire rope by  Strandflex  during the period June,  1995 to July 1998.
        Handy  &  Harman  entered  into  discussion  with the United  States
        Attorney to seek

        a  negotiated  settlement  of  all  criminal  and  civil  claims.  Those discussions  resulted  in a  settlement  agreement  dated May 24,  2001, pursuant  to which  all civil  and  criminal  claims  were  resolved  as follows:

                 Maryland  Specialty Wire,  Inc.,  Strandflex  Division,  made a total civil payment of $1 million which amount represented civil damages as payment for remediation  and  compensation  and included  $100,000 as restitution pursuant to the Plea Agreement which related to 35 wire rope sales which took place between 1994 and 1998;

                 Maryland  Specialty Wire,  Inc.,  Strandflex  Division,  paid a criminal  fine of $500,000 and $100,000 as  restitution  pursuant to the
        Plea Agreement.

                 There  are no  known  incidents  of any  Strandflex  wire  rope failing and causing personal or property damage in any application.

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

                 WPC,  as are other  industrial  manufacturers,  is  subject  to increasingly  stringent  standards  relating  to the  protection  of the environment.  In order to facilitate compliance with these environmental standards,  WPC has  incurred  capital  expenditures  for  environmental control projects aggregating $7.7 million,  $3.4 million and $.9 million for 1999, 2000 and the six months ended June 30, 2001, respectively. WPC anticipates  spending  approximately  $23.1  million in the aggregate on major environmental compliance projects through the year 2003, estimated to be spent as follows: $4.1 million in 2001, $15.0 million in 2002, and
        $4.0 million in 2003. Due to the possibility of unanticipated factual or regulatory  developments,  the  amount of future  expenditures  may vary substantially from such estimates.

                 WPC's non-current  accrued  environmental  liabilities  totaled
        $18.6 million at June 30, 2001. These accruals were initially determined by WPC, based on all available  information.  As new information becomes available, including information provided by third parties, and changing laws and  regulation  the  liabilities  are  reviewed  and the  accruals adjusted  quarterly.  Management  believes,  based on its best estimate, that WPC has  adequately  provided for  remediation  costs that might be incurred or penalties that might be imposed under present  environmental laws and regulations.

                 The  Bankruptcy  Code  may  distinguish  between  environmental liabilities  that  represent  pre-petition  liabilities  and those  that
        represent  ongoing  post-petition  liabilities.   Based  on  information
        currently   available,   including   the  WPC  Group's   prior   capital
        expenditures,   anticipated  capital  expenditures,  consent  agreements
        negotiated with Federal and state agencies and information  available to the WPC Group on pending judicial and  administrative  proceedings,  the
        WPC Group does not expect its environmental  compliance costs, including the incurrence of additional  fines and penalties,  if any,  relating to the operation of its  facilities,  to have a material  adverse effect on the results of operations of the WPC Group or on the WPC Group's ability to reorganize. However, it is possible that litigation and environmental contingencies  could  have a  material  effect  on  quarterly  or annual operating  results when they are resolved in future periods.  As further information comes into the WPC Group's  possession,  it will continue to reassess such evaluations.

                 In the event the WPC Group is unable to fund these liabilities,
        claims  may  be  made   against  the  WHX  Group  for  payment  of  such
        liabilities.

NOTE 8 - REPORTED SEGMENTS

                 In the second quarter of 2001 the Company  increased its number of  reportable  segments  by  dividing  Handy  &  Harman  into three segments.  As a result of the bankruptcy filing and  deconsolidation  of the WPC Group,  as  discussed in Note 1, the H&H  business  segments have become more  significant  to the  operations  of the  Company.  The
        Company now has four reportable  segments:  (1) H&H  Precious Metal.
        This  segment   manufactures  and  sells  precious  metal  products  and
        electroplated  material,  containing  silver,  gold,  and  palladium  in combination  with base  metals for use in a wide  variety of  industrial applications;  (2) H&H Wire & Tubing. This segment  manufactures and  sells  metal  wire,  cable and  tubing  products  and  fabrications primarily from stainless steel,  carbon steel and specialty alloys,  for use in a wide variety of industrial applications; (3) H&H Engineered
        Materials.  This segment manufactures specialty roofing and construction fasteners and products for gas, electricity and water distribution using steel and plastic  which are sold to the  construction,  and natural gas and water distribution industries;  (4) Unimast, a manufacturer of steel framing and other products for commercial and residential  construction.
        The results of operations of Pittsburgh-Canfield will be included in the
        Unimast segment  beginning July 1, 2001.  Operating  results for the WPC
        Group are  included  in the year 2000  figures  for the  periods  before deconsolidation  effective  November  16,  2000.  The  WPC  Group  is  a vertically integrated  manufacturer of value-added and flat rolled steel products.

                 Management   reviews   operating  income  to  evaluate  segment
        performance.  Operating  income  for the  reportable  segments  excludes unallocated general corporate expenses (including pension expense in the
        2001  periods)  and  goodwill  amortization.  Other  income and expense, interest  expense,  and income taxes are not  presented by segment since they are excluded from the measure of segment profitability  reviewed by the Company's management.

                 For the periods  presented,  intersegment  sales and  transfers were  conducted  at arm's  length.  Goodwill  amortization  is primarily related to the H&H segments.

                 The  following  table  presents   information   about  reported
        segments  for the three and six month  periods  ending June 30, 2001 and
        2000:

                                       Three Months Ended        Six Months Ended
(in thousands)                              June 30                    June 30
                                         2001         2000       2001          2000
-------------------------------------------------------------------------------------
Segment revenue
  H&H Precious Metal             $  45,758    $  62,564    $  92,746    $ 124,981
  H&H Wire & Tubing             34,130       40,990       71,375       82,666
  H&H Engineered Materials          21,153       19,546       36,574       36,769
  Unimast                               61,748       61,461      118,165      122,628
                                     ---------    ---------    ---------    ---------
     Sub total                         162,789      184,561      318,860      367,044
  WPC Group                               --        304,796         --        594,998
                                     ---------    ---------    ---------    ---------
    Total segment revenue              162,789      489,357      318,860      962,042
  Intersegment revenue                    --         (2,578)        --         (7,520)
                                     ---------    ---------    ---------    ---------
    Consolidated revenue             $ 162,789    $ 486,779    $ 318,860    $ 954,522
                                     ---------    ---------    ---------    ---------
Segment operating income
   H&H Precious Metal            $   3,055    $   6,738    $   4,047    $  12,219
   H&H Wire & Tubing             1,077        5,026        3,016        9,594
   H&H Engineered Materials          2,480        2,693        2,691        4,038
   Unimast                               4,183        4,026        6,682        9,466
                                     ---------    ---------    ---------    ---------
       Sub total                        10,795       18,483       16,436       35,317
    WPC Group                             --          1,802         --          2,649
                                     ---------    ---------    ---------    ---------
                                        10,795       20,285       16,436       37,966
Unallocated corporate expenses           7,176          614       10,012        1,214
Goodwill amortization                    2,077        2,208        4,326        4,426
                                     ---------    ---------    ---------    ---------
    Operating income                     1,542       17,463        2,098       32,326
Interest expense                        12,711       21,754       26,220       44,200
Other income (expense)                   7,230       (1,054)       3,800       (7,721)
                                     ---------    ---------    ---------    ---------
    Income (loss) before taxes and
    extraordinary items                 (3,939)      (5,345)     (20,322)     (19,595)
Income tax expense (benefit)               635      (41,607)      (5,554)     (49,159)
                                     ---------    ---------    ---------    ---------
     Income (loss) before
       extraordinary item               (4,574)      36,262      (14,768)      29,564
Extraordinary item-net of tax           12,357         --         12,357         --
                                     ---------    ---------    ---------    ---------
     Net income (loss)               $   7,783    $  36,262    ($  2,411)   $  29,564
                                     =========    =========    =========    =========

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

                                                                             (Dollars in thousands)

                 Cumulative Effect on Equity of SFAS No. 133 adoption                 $(423)
                 Current period change in fair value of interest swap
                       - net of tax                                                     (196)
                                                                                      -------
                 Balance at June 30, 2001                                              $(619)
                                                                                       ======

                 The above amount is recorded in equity, net of a tax benefit of
                 $333,  at  June  30,  2001.  This  amount  is  expected  to  be reclassified  to earnings  over the three month  period  ending
                 September 30, 2001.

                 During the third quarter 2000,  the EITF issued EITF  Consensus
        No.  99-19,  "Reporting  Revenue  Gross as a Principal  versus Net as an
        Agent", which addresses whether certain cost items should be reported as a  reduction  of  revenue  or as a  component  of cost of sales and EITF
        Consensus  No.  00-10,  "Accounting  for Shipping and Handling  Fees and
        Costs"  ("EITF  00-10"),  which  addresses  the  classification  of cost incurred for shipping  goods to customers.  As a result of adopting EITF
        00-10,  the  Company  has  reclassified   amounts  in  the  Consolidated
        Statements of Operations  for the three and six month periods ended June
        30, 2000 as follows:

                                    Three months ended  Six months ended
                                      June 30,2000      June 30, 2000
                                      ------------      -------------
                                            (dollars in thousands)

        Increased Sales                 $14,467             $28,440
        Increased Cost of Sales          15,412              30,284
        Decreased SG&A                  945               1,844

                 In July  2001,  the FASB  issued  SFAS  141 and 142,  "Business
        Combinations"("SFAS  141") and  "Goodwill and Other  Intangible  Assets"
        ("SFAS 142"),  respectively.  SFAS 141 supercedes  Accounting Principles
        Board  Opinion  No.  16  (APB  16),  BUSINESS  COMBINATIONS.   The  most
        significant  changes  made by SFAS  141  are:  (1)  requiring  that  the purchase  method of  accounting  be used for all  business  combinations initiated after June 30, 2001, (2)  establishing  specific  criteria for the recognition of intangible assets  separately from goodwill,  and (3)
        requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

                 SFAS  142  supercedes  APB  17,  INTANGIBLE  ASSETS.  SFAS  142 primarily  addresses the accounting  for goodwill and intangible  assets subsequent to their acquisition (i.e., the post-acquisition accounting).
        The provisions of SFAS 142 will be effective for fiscal years  beginning after  December 15, 2001.  However,  early  adoption of SFAS 142 will be permitted for  companies  with a fiscal year  beginning  after March 15,
        2001,  provided their first quarter  financial  statements have not been previously  issued.  In all  cases,  SFAS  142  must be  adopted  at the beginning of a fiscal year.  the most  significant  changes made by SFAS
        142 are: (1) goodwill and  indefinite  lived  intangible  assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level,  (3)  intangible  assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization  period of intangible  assets with finite lives will no longer be limited to forty years.

                 The Company  will adopt the  provisions  of SFAS 142  effective
        January 1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record  amortization  expense of approximately $8.7 million for existing  goodwill for the year ending  December  31, 2002.  The Company will record  amortization  expense on this goodwill through December 31,
        2001.  However,  any intangible assets acquired or goodwill arising from transactions after June 30, 2001 will be subject to the amortization and nonamortization  provisions  of SFAS 141 and SFAS 142.  As of January 1,
        2002,  the Company will  evaluate  their  goodwill and other  intangible assets for impairment under the criteria set forth in SFAS 142.

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

SETTLEMENT AGREEMENT

                 A Settlement and Release Agreement (the "Settlement Agreement")
        by   and   among   Wheeling-Pittsburgh   Steel   Corporation   ("WPSC"),
        Wheeling-Pittsburgh  Corporation  (WPC),  WHX Corporation  ("WHX"),  and
        certain  affiliates  of WPSC,  WPC and WHX as specified on the signature pages thereto,  received  approval of the United States Bankruptcy Court for the Northern  District of Ohio on May 24, 2001,  was entered into on
        May 25, 2001,  and became  effective  on May 29,  2001.  Pursuant to the
        Settlement  Agreement  certain  outstanding  claims  among  the  parties thereto were resolved,  including without limitation,  all inter-company receivables and payables between the WHX Group and the WPC Group.

                 The Settlement Agreement provided, in part, that the Settlement
        Agreement  shall  be  effective  upon  the  occurrence  of  each  of the following  transactions,  (i) the payment by WHX to WPC of $17  million;
        (ii) the  exchange of releases  between the WPC Group and the WHX Group;
        (iii)  WHX or its  designee  would  enter  into a binding  agreement  to purchase certain assets of  Pittsburgh-Canfield  Corporation ("PCC") for
        $15 million,  plus the assumption of certain trade payables,  subject to bidding  procedures as may be established by the bankruptcy  court,  and certain  other terms and  conditions;  (iv) the  termination  of the Tax
        Sharing  Agreements  between  WHX and  WPC;  (v) WHX  would  deliver  an agreement  to the WPC Group  whereby it agreed not to charge or allocate any  pension  obligations,  expenses  or  charges  to the WPC Group with respect to the WHX  Pension  Plan,  subject to  certain  limitations  as provided  therein,  through and  including  the earlier of the effective date of a plan or plans of  reorganization  and December 31, 2002;  (vi)
        the DIP Credit  Agreement  shall have been  amended as  provided  in the
        Settlement  Agreement;  (vii) WPC Land  Corporation  shall  execute such instruments  as may be  necessary  to effect the  transfer of title,  to
        WPSC, of certain properties specified in the Settlement  Agreement;  and
        (viii)  the  lenders  party  to the  DIP  Credit  Agreement  shall  have consented to the transaction described in the Settlement Agreement. Such
        transactions,   other  than  the   acquisition   of  certain  assets  of
        Pittsburgh-Canfield  Corporation,  all occurred  effective May 29, 2001.
        The sale of certain assets of Pittsburgh-Canfield  Corporation closed on
        June 29, 2001. The PCC agreement  includes a one year repurchase  option for the seller.  The  repurchase  price is $15  million  plus the sum of environmental expenditures and capital expenditures made by the Company.
        In addition,  the  repurchase  price will be adjusted for any changes in working capital

RESULTS OF OPERATIONS

                 The Bankruptcy Filing and resultant  deconsolidation  of WPC as of November 16, 2000 have affected comparisons between the 2001 and 2000 periods.

COMPARISON OF THE SECOND QUARTER OF 2001 WITH THE SECOND QUARTER OF 2000

                 Net sales for the second quarter of 2001 were $162.8 million as compared to $486.8  million in the second quarter of 2000, a decrease of
        $324.0  million.  WPC Group sales included in the second quarter of 2000 were $302.2  million.  Sales  decreased by $16.8  million at the H&H
        Precious Metal Segment and $6.9 million at the H&H Wire & Tubing
        Segment.  Sales from the H&H Engineered  Materials Segment increased by $1.6 million.  Sales from the Unimast segment were flat from the year ago quarter.

                 Operating  income for the second  quarter of 2001  decreased to
        $1.5 million from $17.5 million in the comparable 2000 period. WPC Group operating income in the second quarter of 2000 amounted to $1.8 million.
        Operating income at the H&H Segments  declined from $14.5 million in
        2000 to $6.6 in 2001.  Unimast  operating  income  increased $.2 million from the year ago quarter. Unallocated Corporate expenses increased from
        $.6 million to $7.2 million. This increase is primarily related to legal and  professional  fees related to the WPC bankruptcy,  and to costs and expenses  no  longer  allocated  to the WPC  segment  including  pension expense of $2.8 million.

                 Interest  expense for the second  quarter 2001  decreased  $9.1 million to $12.7 million from $21.8 million in the comparable  period in
        2000.  After  excluding WPC Group interest of $9.5 million in the second quarter 2000,  interest expense increased by $ .4 million.  This was the result of higher effective interest rates and increased  amortization of consent fees, partially offset by lower borrowings.

                 Other  income  was $7.2  million  for the second  quarter  2001 compared to $1.1 million of expense in the second  quarter of 2000.  The income in 2001 was  primarily  related to a favorable  settlement  of an
        H&H lawsuit of $3.2 million,  income from WHX  Entertainment of $4.0 million, net investment income of $.5 million, and other expenses of $.5 million. The 2000 period loss included net investment activity losses of
        $2.0 million,  minority interest expense of $.5 million, and income from
        WHX Entertainment of $1.8 million.

                 The second  quarter  2001 tax  provision  is based on a Federal benefit of 35%,  offset by permanent  differences  and state and foreign tax  expense.  The 2000 second  quarter tax benefit  includes a non-cash benefit of  approximately  $38 million relating to the reversal of prior year provisions for taxes no longer required.

                 The extraordinary  income of $19.0 million ($12.4 million after tax) in the  second  quarter  of 2001  reflects  the  gain on the  early retirement of $36.4 million of 10 1/2 Senior Notes.

                 The comments that follow compare  revenues and operating income by operating segment for the second quarter of 2001 and 2000:

Handy & Harman Precious Metal

                 Sales for the Precious Metal Segment decreased $16.8 million to
        $45.8 million. Approximately 21% of the decrease was attributable to the decline in the market price of silver  period to period,  29% was due to the dissolution of a fully  consolidated  joint venture,  as of December
        31, 2000, which had $4.8 million in sales in the comparative period, and the balance of the decrease was primarily  due to the economic  slowdown experienced by automotive and electronic  equipment  manufacturers,  two primary markets this segment  serves.  Operating  income  decreased $3.7 million to $3.0  million,  inclusive  of a $.5 million  LIFO loss in the sale of  precious  metal.  Excluding  the LIFO  loss,  operating  income decreased $3.2 million due to the shortfall in revenue.

Handy & Harman Wire & Tubing

                 Sales for the Wire &  Tubing Segment decreased $6.9 million to $34.1  million  and  operating  income,  inclusive  of a $ .5 million additional inventory reserve, decreased $3.9 million to $1.1 million due to the continued weakness, which began in the fourth quarter of 2000, in the automotive and  telecommunications  markets.  Tubing sales, although strong in the first quarter, declined in the semi-conductor  fabrication industry in the second quarter.

Handy & Harman Engineered Materials

                 Sales  for the  Engineered  Materials  Segment  increased  $1.6 million to $21.2  million  primarily  due to  increases  in its customer base.  Operating  income  decreased  by  $.2  million  to  $2.5  million primarily due to additional  initial selling costs  associated with this sales growth.

Unimast

                 Sales for the second quarter 2001  increased  slightly to $61.7 million  from $61.5 in the same period  2000.  This  reflects  growth in sales  volume  offset by a  significant  reduction  in  selling  prices.
        Despite lower selling prices, the segment was able to increase operating income by 3.9% to $4.2  million  compared  to $4.0  million  in the same period of 2000.  This  resulted  from  increased  volume,  manufacturing efficiencies and raw material cost reductions,  offset by an increase in allowance for bad debts relating to the Chapter 11 bankruptcy  filing of a major customer.

COMPARISON OF THE FIRST SIX MONTHS OF 2001 WITH THE FIRST SIX MONTHS OF 2000

                 Net sales for the first six months of 2001 were $318.9  million as  compared  to  $954.5  million  in the first  six  months of 2000,  a decrease of $635.6  million.  WPC Group sales  included in the first six months of 2000 were $587.5 million. All four of the Company's reportable segments  reported  decreased  sales for the six month period ended June
        30, 2001.

                 Operating  income  for the  first  six  months of 2001 was $2.1 million  compared to $32.3 million in the  comparable  2000 period.  WPC
        Group operating  income in the first six months of 2000 amounted to $2.6 million.  Operating  income at the remaining  four  reportable  segments declined  from  $35.3  million  in 2000 to $16.4  in  2001.  Unallocated
        Corporate  expenses  increased from $1.2 million to $10.0 million.  This increase is primarily  related to legal and professional fees related to the WPC bankruptcy, and to costs and expenses no longer allocated to the
        WPC segment including pension expense of $2.8 million.

                 Interest  expense  for the first six months 2001  decreased  by
        $18.0  million to $26.2  million  from $44.2  million in the  comparable period in 2000.  After  excluding WPC Group interest of $19.3 million in the 2000 period,  interest expense  increased by $1.3 million.  This was the result of higher effective interest rates and increased amortization of consent fees, partially offset by lower borrowings.

                 Other  income was $3.8  million for the six month  period ended
        June 30, 2001 compared to $7.7 million of expense in the second  quarter of  2000.  The  income  in 2001 was  primarily  related  to a  favorable settlement  of an  H&H  lawsuit  of $3.2  million,  income  from WHX
        Entertainment  of $7.24 million,  net investment loss of $6.3 (including unrealized losses of $10.3 million),  and other expenses of $.3 million.
        The 2000 period loss  included net  investment  losses of $9.6  million,
        minority  interest  expense  of  $1.0  million,   and  income  from  WHX
        Entertainment of $3.5 million.

                 The tax provision  reflects an effective rate of 27% based on a
        Federal  benefit of 35%,  offset by permanent  differences and state and foreign tax expense.  The 2000 six month tax benefit includes a non-cash benefit of  approximately  $38 million relating to the reversal of prior year provisions for taxes no longer required.

                 The  extraordinary  item of $19.0 million  ($12.4 million after tax) in the six  month  period  of 2001  reflects  the gain on the early retirement of $36.4 million of 10 1/2 Senior Notes.

                 The comments that follow compare  revenues and operating income by operating segment for the first six months of 2001 and 2000:

Handy & Harman Precious Metal

                 Sales for the Precious Metal Segment decreased $32.2 million to
        $92.7 million.  Approximately  23% of the sale decrease was attributable to the decline in the market price of silver  period to period,  30% was due to the  dissolution of a fully  consolidated  joint  venture,  as of
        December  31, 2000,  which had $9.6 million in sales in the  comparative period and the balance of the decrease was primarily due to the slowdown in the economy. Operating income decreased $8.2 million to $4.0 million.
        Included in the 2001 period was a $3.3 million  precious  metal lower of cost or  market  reserve  established  in the  first  quarter  and a $.5 million LIFO loss on the sale of silver in the second quarter, partially offset by a  favorable  precious  metal  gain of $.8  million.  The 2000 period  includes a bad debt  reserve of $1.0  million  and $1.0  million lower of cost or market reserve on precious metal  inventory.  Excluding these charges and LIFO loss, operating income decreased $7.1 million due to the shortfall in revenue.

Handy & Harman Wire & Tubing

                 Sales for the Wire & Tubing Segment decreased $11.3 million to $71.4  million  and  operating  income,  inclusive  of a $ .8 million additional inventory reserve, decreased $6.6 million to $3.0 million for reasons outlined in the previously discussed second quarter analysis.

Handy & Harman Engineered Materials

                 Sales  for  the  Engineered  Materials  Segment  decreased  $.2 million to $36.6 million and operating  income decreased $1.3 million to
        $2.7  million due to lower sales in the first  quarter of  approximately
        $1.8 million, obsolete and slow moving inventory charges, and additional selling  and  administrative  costs  associated  with sales gains in the second quarter.

Unimast

                 Sales for the six months ended June 30, 2001  decreased by $4.5 million  to  $118.2  million,  reflecting  steady  demand  offset  by  a significant reduction in selling prices. Operating income decreased $2.8 million as a result of pricing  pressures and a $.5 million  increase in allowance for bad debts.  The segment's  second quarter  performance was much stronger than the first quarter.

FINANCIAL POSITION

                 Net cash flow  provided  by  operating  activities  for the six months ended June 30, 2001  totaled  $74.3  million.  Short term trading investments  are  reported as cash flow from  operating  activities  and provided  a net $48.9  million of funds in the first six months of 2001.
        Working  capital  accounts  provided  $27.4  million of funds.  Accounts receivable  decreased by $5.9 million,  trade  payables  increased  $6.7
        million,   and  other  current   liabilities   decreased  $6.5  million.
        Inventories,  valued  principally  by  the  LIFO  method  for  financial reporting purposes,  totaled $120.4 million at June 30, 2001, a decrease of $29.9 million from December 31, 2000.

                 In the first  six  months of 2001,  $8.8  million  was spent on capital improvements.

                 The Company's two major subsidiaries,  H&H and Unimast each maintain  separate and distinct credit facilities with various financial institutions.

                 Borrowings  outstanding  against  the  H&H  Senior  Secured
        Credit  Facility at June 30, 2001  totaled  $187.3  million.  Letters of credit  outstanding  under the H&H  Revolving  Credit  Facility were
        $14.6 million at June 30, 2001.

                 Borrowings  outstanding  against the Unimast  Revolving  Credit
        Facility at June 30, 2001 totaled $33.0  million.  $15.0 million of this outstanding  balance  was  used  to  fund a  portion  of the  Settlement
        Agreement payment.  As additional security for this borrowing WHX placed
        $5.0  million  in  escrow  in the  second  quarter.  Letters  of  credit outstanding  under  the  Unimast  Revolving  Credit  facility  were $6.1 million at June 30, 2001.

                 H&H has entered  into an interest  rate swap for certain of its  variable-rate  debt. The swap agreement covers a notional amount of
        $125 million and converts  $125 million of its  variable-rate  debt to a fixed  rate with  Citibank,  N.A.,  New York.  The fixed  rate is 6.75%, effective  September 22, 2000 with a  termination  date of September 30,
        2001.

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

                 In connection with the Bankruptcy  Filing of the WPC Group, WHX had  guaranteed  $30 million of the term loan  portion of the DIP Credit
        Agreement (the "Term Loan") and deposited in a pledged asset account $33 million of funds in support of such  guaranty.  Effective  as of June 1,
        2001,  WHX purchased a  participation  interest  comprising an undivided interest in the Term Loan in the amount of $30  million,  plus  interest accrued  but not paid on such  amount of the Term Loan  through  June 1,
        2001.  WHX paid to Citibank  $30.5 of such  deposited  funds to purchase
        WHX's  participation  interest in the Term Loan.  Concurrently with such transaction,  WHX's  guaranty of $30 million of the Term Loan  described above was terminated and the $33 million of fund previously deposited in a pledged asset account in support of such guaranty was released to WHX.

LIQUIDITY

                 As of June 30,  2001,  the WHX  Group  had cash and  short-term investments,  of $46.1 million.  In addition,  H&H and Unimast had a
        total  of  $44.4   million  of  funds   available   under  bank   credit
        arrangements.

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

                 Short-term  liquidity is  dependent,  in large part, on cash on
        hand,   investments,   precious  metal  values,   and  general  economic
        conditions and their effect on marketing demand.  Long-term liquidity is dependent upon the WHX Group's ability to sustain profitable  operations and control  costs  during  periods of low demand or pricing in order to sustain  positive cash flow. The WHX Group satisfies its working capital requirements through cash on hand,  investments,  borrowing availability
        under  the  Revolving   Credit   Facilities  and  funds  generated  from
        operations.  The WHX Group  believes  that such sources will provide the
        WHX Group for the next twelve months with the funds  required to satisfy working capital and capital expenditure requirements.  External factors, such as world  economic  conditions,  could  materially  affect  the WHX
        Group's results of operations and financial condition.

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

                                                                                 (Dollars in thousands)

                 Cumulative Effect on Equity of SFAS No. 133 adoption                        $(423)
                 Current period declines in fair value of interest rate swap
                      - net of tax                                                            (196)
                                                                                              -----
                 Balance at June 30, 2001                                                    $(619)
                                                                                             ======

                 The above amount is recorded in equity, net of a tax benefit of
                 $333,  at  June  30,  2001.  This  amount  is  expected  to  be reclassified  to earnings  over the three month  period  ending
                 September 30, 2001.

                 During the third quarter 2000,  the EITF issued EITF  Consensus
        No.  99-19,  "Reporting  Revenue  Gross as a Principal  versus Net as an
        Agent", which addresses whether certain cost items should be reported as a  reduction  of  revenue  or as a  component  of cost of sales and EITF
        Consensus  No.  00-10,  "Accounting  for Shipping and Handling  Fees and
        Costs"  ("EITF  00-10"),  which  addresses  the  classification  of cost incurred for shipping  goods to customers.  As a result of adopting EITF
        00-10,  the  Company  has  reclassified   amounts  in  the  Consolidated
        Statements of Operations  for the three and six month periods ended June
        30, 2001 as follows:

                                   Three months ended           Six months ended
                                      June 30,2000                June 30, 2000
                                      ------------                -------------
                                                (dollars in thousands)

        Increased Sales                  $14,467                    $28,440
        Increased Cost of Sales           15,412                     30,284
        Decreased SG&A                   945                      1,844

        In  July   2001,   the  FASB   issued   SFAS  141  and  142,   "Business
        Combinations"("SFAS  141") and  "Goodwill and Other  Intangible  Assets"
        ("SFAS 142"),  respectively.  SFAS 141 supercedes  Accounting Principles
        Board  Opinion  No.  16  (APB  16),  BUSINESS  COMBINATIONS.   The  most
        significant  changes  made by SFAS  141  are:  (1)  requiring  that  the purchase  method of  accounting  be used for all  business  combinations initiated after June 30, 2001, (2)  establishing  specific  criteria for the recognition of intangible assets  separately from goodwill,  and (3)
        requiring unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

                 SFAS  142  supercedes  APB  17,  INTANGIBLE  ASSETS.  SFAS  142 primarily  addresses the accounting  for goodwill and intangible  assets subsequent to their acquisition (i.e., the post-acquisition accounting).
        The provisions of SFAS 142 will be effective for fiscal years  beginning after  December 15, 2001.  However,  early  adoption of SFAS 142 will be permitted for  companies  with a fiscal year  beginning  after March 15,
        2001,  provided their first quarter  financial  statements have not been previously  issued.  In all  cases,  SFAS  142  must be  adopted  at the beginning of a fiscal year.  the most  significant  changes made by SFAS
        142 are: (1) goodwill and  indefinite  lived  intangible  assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the  reporting  unit level,  (3)intangible  assets deemed to have an indefinite life will be tested for impairment at least annually, and (4)the  amortization  period of intangible  assets with finite lives will no longer be limited to forty years.

                 The Company  will adopt the  provisions  of SFAS 142  effective
        January 1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record  amortization  expense of approximately $8.7 million for existing  goodwill for the year ending  December  31, 2002.  The Company will record  amortization  expense on this goodwill through December 31,
        2001.  However,  any intangible assets acquired or goodwill arising from transactions after June 30, 2001 will be subject to the amortization and nonamortization  provisions  of SFAS 141 and SFAS 142.  As of January 1,
        2002,  the Company will  evaluate  their  goodwill and other  intangible assets for impairment under the criteria set forth in SFAS 142.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in financial  market risk as originally  discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Legal Matters
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
        substantive allegations in the complaint related to the alleged improper testing  and  certification  of certain  wire rope  manufactured  at the
        Strandflex  plant during the period 1992-1999 and sold as MIL-SPEC wire.
        A companion  criminal  investigation  of Strandflex was initiated by the
        United States Attorney for the Northern District of New York under Title
        18 of the United States Code  ss.287(Submitting  False Claims). On March
        7, 2000,  Handy &  Harman was informed by the U.S.  Attorney for the
        Northern District of New York that absent a negotiated  settlement,  the government  would  seek a  criminal  indictment  and  unspecified  civil damages against Handy &  Harman based on the  then-alleged 161 sales of wire rope by  Strandflex  during the period June,  1995 to July 1998.
        Handy  &  Harman  entered  into  discussion  with the United  States
        Attorney  to seek a  negotiated  settlement  of all  criminal  and civil claims.  Those discussions  resulted in a settlement agreement dated May
        24, 2001,  pursuant to which all civil and criminal claims were resolved as follows:

                 Maryland  Specialty Wire,  Inc.,  Strandflex  Division,  made a total civil payment of $1 million which amount represented civil damages as payment for remediation  and  compensation  and included  $100,000 as restitution pursuant to the Plea Agreement which related to 35 wire rope sales which took place between 1994 and 1998;

                 Maryland  Specialty Wire,  Inc.,  Strandflex  Division,  paid a criminal  fine of $500,000 and $100,000 as  restitution  pursuant to the
        Plea Agreement.

                 There  are no  known  incidents  of any  Strandflex  wire  rope failing and causing personal or property damage in any application.

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

                 WPC,  as are other  industrial  manufacturers,  is  subject  to increasingly  stringent  standards  relating  to the  protection  of the environment.  In order to facilitate compliance with these environmental standards,  WPC has  incurred  capital  expenditures  for  environmental control projects aggregating $7.7 million,  $3.4 million and $.9 million for 1999, 2000 and the six months ended June 30, 2001, respectively. WPC anticipates  spending  approximately  $23.1  million in the aggregate on major environmental compliance projects through the year 2003, estimated to be spent as follows: $4.1 million in 2001, $15.0 million in 2002, and
        $4.0 million in 2003. Due to the possibility of unanticipated factual or regulatory  developments,  the  amount of future  expenditures  may vary substantially from such estimates.

                 WPC's non-current  accrued  environmental  liabilities  totaled
        $18.6 million at June 30, 2001. These accruals were initially determined by WPC, based on all available  information.  As new information becomes available, including information provided by third parties, and changing laws and  regulation  the  liabilities  are  reviewed  and the  accruals adjusted  quarterly.  Management  believes,  based on its best estimate, that WPC has  adequately  provided for  remediation  costs that might be incurred or penalties that might be imposed under present  environmental laws and regulations.

                 The  Bankruptcy  Code  may  distinguish  between  environmental liabilities  that  represent  pre-petition  liabilities  and those  that
        represent  ongoing  post-petition  liabilities.   Based  on  information
        currently   available,   including   the  WPC  Group's   prior   capital
        expenditures,   anticipated  capital  expenditures,  consent  agreements
        negotiated with Federal and state agencies and information  available to the WPC Group on pending judicial and  administrative  proceedings,  the
        WPC Group does not expect its environmental  compliance costs, including the incurrence of additional  fines and penalties,  if any,  relating to the operation of its  facilities,  to have a material  adverse effect on the results of operations of the WPC Group or on the WPC Group's ability to reorganize. However, it is possible that litigation and environmental contingencies  could  have a  material  effect  on  quarterly  or annual operating  results when they are resolved in future periods.  As further information comes into the WPC Group's  possession,  it will continue to reassess such evaluations.

                 In the event the WPC Group is unable to fund these liabilities,
        claims  may  be  made   against  the  WHX  Group  for  payment  of  such
        liabilities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K Filed on April 18, 2001

         Form 8-K Filed on May 30, 2001

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                 WHX CORPORATION

                                          /s/ Robert K. Hynes
                                          -------------------
                                          Robert K. Hynes
                                          Vice President-Finance
                                          (Principal Accounting Officer)

August 10, 2001

