Form 10-Q
period 2001-09-30
WHX CORP
filed 2001-11-13
CIK 106618

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                              ---------------------------------

/ /         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

               For the transition period from            to
                                             -----------  ------------

      For Quarter Ended September 30, 2001       Commission File Number 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   13-3768097
         (State of Incorporation)                     (I.R.S. Employer
                                                      Identification No.)

        110 East 59th Street
        New York, New York                                 10022
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
Yes /X/     No / /

The number of shares of Common Stock issued and outstanding as of November 5,
2001 was 15,733,770.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                   Three Months Ended Nine Months Ended
                                                                          September 30                     September 30
                                                                            2001             2000            2001           2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands, except per share data)

Net Sales                                                               $   161,357     $   459,889     $   480,217     $ 1,414,411

Operating Costs
              Cost of goods sold                                            129,935         401,616         389,661       1,193,294
              Depreciation and amortization                                   7,132          27,669          22,001          83,656
              Selling, administrative and general expenses                   19,823          36,059          61,990         110,590
                                                                        -----------     -----------     -----------     -----------

                                                                            156,890         465,344         473,652       1,387,540
                                                                        -----------     -----------     -----------     -----------

Operating Income (loss)                                                       4,467          (5,455)          6,565          26,871

              Interest expense                                               12,673          23,397          38,893          67,597
              Other income (expense)                                          2,098           5,898           5,898          (1,825)
                                                                        -----------     -----------     -----------     -----------

Income (loss) before taxes and extraordinary item                            (6,108)        (22,954)        (26,430)        (42,551)

              Tax  provision (benefit)                                       (1,635)         (1,839)         (7,189)        (50,998)
                                                                        -----------     -----------     -----------     -----------

Income (loss) before extraordinary item                                      (4,473)        (21,115)        (19,241)          8,447

              Extraordinary item-net of tax                                    --              --            12,357            --
                                                                        -----------     -----------     -----------     -----------

Net Income (loss)                                                            (4,473)        (21,115)         (6,884)          8,447

Dividend requirement for Preferred Stock                                      4,827           5,152          15,089          15,455
                                                                        -----------     -----------     -----------     -----------

Net Income (loss) applicable to Common Stock                            $    (9,300)    $   (26,267)    $   (21,973)    $    (7,008)
                                                                        ===========     ===========     ===========     ===========

Basic and Diluted income (loss) per share of
              Common Stock

Income (loss) before extraordinary item                                 $     (0.61)    $     (1.84)    $     (2.31)    $     (0.49)
Extraordinary item-net of tax                                                  --              --              0.83            --
                                                                        -----------     -----------     -----------     -----------

              Net (loss) per share                                      $     (0.61)    $     (1.84)    $     (1.48)    $     (0.49)
                                                                        ===========     ===========     ===========     ===========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

WHX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                                                                 September 30,            December 31,
                                                                                     2001                     2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars and shares in thousands)
ASSETS                             (Unaudited)
Current Assets:
        Cash and cash equivalents                                                  $  35,140              $   4,837
        Short term investments                                                         8,973                 69,319
        Trade receivables - net                                                       88,502                 83,929
        Inventories                                                                  116,072                150,269
        Due from WPC                                                                   4,643                 20,878
        Other current assets                                                          12,863                 11,472
                                                                                   ---------              ---------

                                   Total current assets                              266,193                340,704

Note Receivable - WPC                                                                 30,766                   --
Restricted cash                                                                         --                   33,000
Property, plant and equipment at cost, less
        accumulated depreciation and amortization                                    173,282                173,790
Prepaid pension                                                                       34,148                 37,755
Intangibles, net of amortization                                                     276,400                282,821
Other non-current assets                                                              39,401                 45,446
                                                                                   ---------              ---------
                                                                                   $ 820,190              $ 913,516
                                                                                   =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Trade payables                                                             $  50,086              $  46,477
        Deferred income taxes - current                                               18,562                 18,562
        Other current liabilities                                                     44,292                 46,086
        Due to WPC                                                                      --                   31,952
        Long-term debt due in one year                                                 2,150                    929
                                                                                   ---------              ---------

                                   Total current liabilities                         115,090                144,006

Long-term debt                                                                       465,502                504,983
Loss in excess of investment - WPC 37,348                                             39,783
Deferred income taxes - non-current                                                   19,094                 21,289
Other liabilities                                                                     30,131                 25,813
                                                                                   ---------              ---------

                                                                                     667,165                735,874
                                                                                   ---------              ---------
Redeemable Common Stock - 245 shares                                                    --                    2,646
                                                                                   ---------              ---------

Stockholders' Equity:
        Preferred Stock $.10 par value -
             5,770 shares and 5,883 shares                                               577                    589
        Common Stock - $.01 par value -
             15,453 shares and 14,590 shares                                             155                    146
        Accumulated other
             comprehensive income (loss)                                              (1,904)                (1,501)

        Additional paid-in capital                                                   555,887                555,479
        Accumulated earnings (deficit)                                              (401,690)              (379,717)
                                                                                   ---------              ---------

Total stockholders' equity                                                           153,025                174,996
                                                                                   ---------              ---------
                                                                                   $ 820,190              $ 913,516
                                                                                   =========              =========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                     September 30
                                                                                             2001                     2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Cash flows from operating activities:
              Net income (loss)                                                           $(6,884)                 $ 8,447
              Non cash income and expenses:
                    Depreciation and amortization                                          22,345                   80,810
                    Extraordinary income                                                  (19,012)                     ---
                    Other post employment benefits                                            167                   (6,838)
                    Deferred income taxes                                                  (2,195)                 (53,582)
                    (Gain) loss on sale of assets                                             198                   (1,046)
                    Equity income in affiliated companies                                  (2,836)                  (2,442)
                    Pension expense                                                         3,607                    1,936
                    Amortization of deferred financing fees                                 2,922                    2,846
                    Minority interest                                                         ---                    1,454
              Decrease (increase) in working capital elements,
                    Trade receivables                                                      (1,862)                 (15,856)
                    Trade receivables sold                                                    ---                    5,000
                    Inventories                                                            35,541                  (34,842)
                    Other current assets                                                   (6,034)                      89
                    Trade payables                                                          3,447                   24,321
                    Other current liabilities                                                  54                    8,670
                    Short-term investments - net                                           60,346                  390,738
                    Trading account borrowings                                                ---                 (374,333)
              Other items-net                                                                (178)                   5,827
                                                                                 -----------------     --------------------
                    Net cash provided by operating activities                              89,626                   41,199
                                                                                 -----------------     --------------------

Cash flows from investing activities:
               Release of restricted cash                                                  33,000                      ---
               Note receivable - WPC                                                      (30,453)                     ---
               Settlement Agreement-WPC                                                   (32,000)                     ---
               Property additions and improvements                                        (12,547)                 (97,936)
               Investment in affiliates                                                       ---                      131
               Dividends from affiliates                                                    1,285                    4,649
               Proceeds from sale of property                                                 167                    4,773
                                                                                 -----------------     --------------------
                   Net cash (used) in investing activities                                (40,548)                 (88,383)
                                                                                 -----------------     --------------------

Cash flows from financing activities:
               Early retirement of long-term debt                                         (15,906)                     ---
               Net borrowings/(payments) of long-term debt                                 (1,829)                  21,504
               Minority interest dividends                                                    ---                   (1,733)
               Short term borrowings                                                       (1,000)                  42,933
               Preferred stock dividends paid                                                 ---                  (15,455)
               Redemption of equity issues                                                    (18)                    (263)
                                                                                 -----------------     --------------------
              Net cash provided (used) by financing activities                            (18,753)                  46,986
                                                                                 -----------------     --------------------
Effect of exchange rate changes on net cash                                                   (22)                     ---
Increase/decrease in cash and
      cash equivalents                                                                     30,303                     (198)
Cash and cash equivalents
      at beginning of period                                                                4,837                   10,775
                                                                                 -----------------     --------------------
Cash and cash equivalents
      at end of period                                                                    $35,140                  $10,577
                                                                                 =================     ====================
See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General
-------

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

                 Certain information and footnote  disclosures normally included in financial  statements  prepared in accordance with generally accepted accounting  principles  have been  condensed or omitted.  This quarterly report on Form 10-Q  should be read in  conjunction  with the  Company's audited consolidated  financial statements contained in Form 10K for the year ended  December 31, 2000. The results of operations for the quarter and nine months ended September 30, 2001 are not necessarily  indicative of the operating results for the full year.

                 The consolidated  financial  statements include the accounts of all subsidiary companies except for Wheeling-Pittsburgh  Corporation and its subsidiaries. On November 16, 2000, Wheeling-Pittsburgh  Corporation
        ("WPC"), a wholly owned subsidiary of WHX Corporation  ("WHX"),  and six
        of  its  subsidiaries   ("the  WPC  Group")  filed  a  petition  seeking
        reorganization  under  Chapter  11 of  Title  11 of  the  United  States
        Bankruptcy  Code. See Note 1. As a result of the  Bankruptcy  Filing the
        Company has, as of November 16, 2000,  deconsolidated  the balance sheet of its  wholly  owned  subsidiary  WPC.  Accordingly,  the  accompanying consolidated  balance sheets at September 30, 2001 and December 31, 2000 do not  include  any of the  assets  or  liabilities  of  WPC,  and  the accompanying  consolidated  statement of operations and the consolidated statement of cash flows for the quarter and nine months ended  September
        30, 2001 exclude the operating results of WPC.

Nature of Operations
--------------------

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
-----------------------------

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
        Concurrently with such transaction, WHX's guaranty of $30 million of the
        Term Loan  described  above was  terminated and the $33 million of funds previously  deposited  in a pledged  asset  account  in  support of such guaranty  were  released to WHX. WHX paid to Citibank  $30.5  million of such  deposited  funds to purchase WHX's  participation  interest in the
        Term Loan. WPC borrowings  outstanding under the DIP Credit Agreement at
        September 30, 2001 include $34.3  million Term Loan,  $149.0  million in revolving credit borrowings and approximately $2.9 million of letters of credit.

                 Although the WPC Group expects to file a Plan of Reorganization at an appropriate time in the future,  there can be no assurance at this time that a Plan of  Reorganization  will be  proposed by the WPC Group, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated.  The WPC Group  currently has the exclusive right to file a
        Plan of  Reorganization.  The exclusive  filing period has been extended most recently until December 24, 2001 by the Bankruptcy Court at the WPC
        Group's request,  and while the WPC Group intends to request  extensions of the exclusivity  period if necessary,  there can be no assurance that the Bankruptcy  Court will grant future  extensions.  If the exclusivity period were to expire or be terminated,  other interested parties,  such as  creditors  of the  WPC  Group,  would  have  the  right  to  propose alternative plans of reorganization.

                 During the period  January 1, 2001 through  September 30, 2001, the WPC  Group  incurred  a net  loss of  $142.7  million  which  is not reflected in the Company's  September 30, 2001  consolidated  results of operations.

                 At January 1, 2000,  $136.8 million of the Company's net equity represented  its  investment  in the  WPC  Group.  In  addition  to this investment, WHX, on November 16, 2000, guaranteed $30 million of the WPC
        Group's  debtor-in-possession  term loan.  Such guaranty was  terminated effective  as of June 1, 2001  concurrently  with  WHX's  purchase  of a participation  interest  in  the  Term  Loan  as  discussed  above.  The recognition of the WPC Group's net loss of $176.6, in the year 2000, has eliminated  the  investment's  carrying  value  of  $136.8  million.  In
        November of 2000, WHX recorded a liability of $39.8 million representing the  excess  of the WPC  Group's  loss over the  carrying  amount of the investment.

                 A Settlement and Release Agreement ("Settlement  Agreement") by
        and among WPSC,  WPC, WHX, and certain  affiliates of WPSC, WPC and WHX, received approval of the United States Bankruptcy Court for the Northern
        District of Ohio on May 24, 2001,  was entered into on May 25, 2001, and became effective on May 29, 2001.  Pursuant to the Settlement  Agreement
        certain  outstanding  claims among the parties  thereto  were  resolved, including without limitation, all inter-company receivables and payables between the WHX Group and the WPC Group.

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

                 As a result of the total cash  payments  of $32  million to the
        WPC Group by WHX, all intercompany  receivables and liabilities  (except
        for  commercial  trade   transactions),   including  the  liability  for
        redeemable  common stock,  were settled.  In addition,  WHX recorded the fair value of the net assets of PCC of $5.4 million.

                 On October 22, 2001, the Bankruptcy Court entered an order (the
        "October Order"),  approving several transactions intended,  among other things, to provide the WPC Group with additional  liquidity.  As part of the  October  Order,  the  Bankruptcy  Court  approved a  Memorandum  of
        Understanding by and among the Company,  Wheeling-Pittsburgh Corporation
        ("WPC"),  Wheeling-Pittsburgh  Steel Corporation ("WPSC") and the United
        Steelworkers  of America,  AFL-CIO-CLC  ("USWA"),  pursuant to which the
        Company  agreed to provide to WPSC (1) up to $5 million of secured loans and $5 million of secured  financing  terms  during the period  from the
        Order through  January 31, 2002,  (2) if certain  conditions are met, an additional  $2 million of secured loans (for an aggregate of $7 million)
        and  the  maintenance  of the $5  million  of  secured  financing  terms referred to above, during the period from February 1, 2002 through March
        31,  2002,  and (3) a $25  million  contribution  to a new WPSC  defined benefit pension plan contingent upon a confirmed WPSC Chapter 11 plan of reorganization.  On November 2, 2001 WHX  advanced  $3.0  million of the secured loans.

                 The October Order also approved a Supplemental  Agreement among the  members of the WPC Group and the  Company,  under  which all of the extensions of credit referred to in the preceding  paragraph are granted superpriority  claim status in WPSC's Chapter 11 case and are secured by a lien on substantially  all of the assets of WPSC, junior to the liens, security interests and superpriority claims of the lenders to WPSC under the DIP Credit  Agreement.  The  Supplemental  Agreement  also provides, among other  things,  that the Company may sell,  transfer or dispose of the  stock of WPC  free  from  the  automatic  stay  imposed  under  the
        Bankruptcy  Code,  and under  specified  circumstances  requires  WPC to support certain changes to the Company's pension plan.

                 Additionally,  the  October  Order  approved  the  terms of the
        Modified  Labor  Agreement  ("MLA") by and among WPC, WPSC and the USWA.
        The Company is not a party to the MLA. The MLA modifies the current WPSC collective  bargaining  agreement  to provide for,  among other  things, immediate reductions in wages and the cost of providing medical benefits to active and retired employees in exchange for improvement in wages and pension  benefits for hourly  employees upon a confirmed WPSC chapter 11 plan of  reorganization.  The MLA is  part  of a  comprehensive  support arrangement that also involves concessions from WPSC salaried employees,
        WPSC's vendors and other constituencies in the Chapter 11 proceedings.

                 Management of the Company  cannot at this time  determine  with certainty the ultimate outcome of the Chapter 11 proceedings; however it is reasonably possible that the following outcomes could result:

                 o    The WPC Group could  reorganize,  and its creditors  could receive a portion  of their  claims in cash or in stock of
                      WPC or WPSC.

                 o    The WPC Group  could be sold in its  entirety  or segments could be sold, and the proceeds from such sale(s) would be utilized to satisfy creditor claims.

                 o    The creditors  could assume  ownership of the WPC Group or
                      WPSC and continue to operate such businesses.

                 In each of the above  possible  outcomes,  the WHX Group  would have little or no future ownership in or involvement with the WPC Group, and the WHX Group  future  cash  obligations  to or on behalf of the WPC
        Group would be minimal to none. It is also reasonably possible that none of the  above  outcomes  would  occur  and the WPC Group may shut down a number  of their  operations.  According  to the  Company's  preliminary evaluation of potential  pension  obligations,  if a partial shutdown of the WPC Group's  operations were to occur in the immediate  future WHX's liability  for  early  retirement  pension  benefits  could  range  from approximately $80 million to $100 million.  It is also possible that the
        WPC Group could cease  operations in their  entirety and this  liability would  then be  significantly  greater.  However,  management  does  not believe  this  occurrence  is  likely.  Under  current  pension  law and regulations based on the Company's analysis of the current funded status of the pension plan,  if a partial  shutdown were to occur after January
        1, 2002, the cash funding  obligations  related to such partial shutdown would likely not begin until 2003 and would  extend over several  years.
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

Note 2 - Earnings Per Share
---------------------------

                 The  computation  of basic  earnings  per common share is based upon the average shares of Common Stock outstanding.  In the computation of diluted earnings per common share in the three and nine month periods ended  September  30,  2001,  the  conversion  of  preferred  stock  and redeemable  common  stock and  exercise  of  options  would  have had an anti-dilutive  effect. A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(in thousands except per share amounts)
                                            For Three Months Ended September 30, 2001   For Nine Months Ended September 30, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                 Income          Shares    Per-Share         Income           Shares   Per-Share
                                            (Numerator)   (Denominator)       Amount    (Numerator)    (Denominator)      Amount
                                           --------------------------------------------------------------------------------------
Loss before extraordinary item                 $(4,473)                                   $(19,241)
Less: Preferred stock dividends                  4,827                                      15,089
                                           -------------                             ---------------

Basic and Diluted EPS
Loss before extraordinary item
available to common stockholders               $(9,300)          15,139      $(0.61)      $(34,330)           14,863     $(2.31)
                                           ======================================================================================

                                            For Three Months Ended September 30, 2000   For Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                 Income          Shares    Per-Share        Income           Shares   Per-Share
                                            (Numerator)   (Denominator)       Amount   (Numerator)    (Denominator)      Amount
                                           -------------------------------------------------------------------------------------
Income(loss) before extraordinary item        $(21,115)                                     $8,447
Less: Preferred stock dividends                  5,152                                      15,455
                                           -------------                             --------------

Basic and Diluted EPS
   Loss available to common
   Stockholders                               $(26,267)          14,304      $(1.84)      $(7,008)           14,239     $(0.49)
                                           =====================================================================================

     Outstanding stock options for common stock granted to officers, directors, key employees and others totaled 6.6 million at September 30, 2001.

Preferred Stock

                  The Company has accrued $ 20.2 million representing dividends in arrears at September 30, 2001 for preferred shares Series A and Series B.

Redeemable Common Stock

                 Certain present and former  employees of the WPC Group have the right to sell their redeemable  common stock to the Company at prices of
        $15 or $20 per share  depending on years of service,  age and retirement date.  Holders can sell any or all of their redeemable common stock into the public market, provided, however, that stock sales on any day cannot be more than 20% of the  number of shares  publicly  traded  during  the previous day. As a result of the Settlement Agreement, the liability for redeemable common shares was assumed by WPC.

Note 3 - Comprehensive Income
-----------------------------

        Comprehensive  income for the three month and nine month  periods  ended
September 30, 2001 and 2000 was as follows:

(in thousands)-
                                                                                2001            2000          2001             2000
                                                                              ---------      ---------      ---------        ------
Net Income (loss)                                                             $ (4,473)      $(21,115)      $ (6,884)         8,447

Other comprehensive income (loss):
  Foreign currency translation adjustments                                         399           (538)          (403)        (1,125)
  Unrealized holding (losses) on available-for-sale securities
      arising during the period, net of tax                                       --           (1,045)          --           (8,617)
  Cumulative effect on Equity of SFAS No. 133 adoption, net
      of tax $227                                                                 --             --             (423)          --
  Interest rate swap, net of tax of $333 and $227                                  619           --              423           --
                                                                              --------       --------       --------       --------

Comprehensive income (loss)                                                   $ (3,455)      $ 22,698       $ (7,287)      $ (1,295)
                                                                              ========       ========       ========       ========

Accumulated other comprehensive income balances as of September 30, 2001 and
December 31, 2000 were as follows:

(in thousands)                                                                    Foreign currency        Accumulated other
                                                            Unrealized gain          translation            comprehensive
                                                          (loss) on securities       adjustments            income (loss)
                                                          --------------------       -----------            -------------

September 30, 2001
Balance on January 1, 2001                                      $  --                  $(1,501)               $(1,501)
Period change                                                      --                     (403)                  (403)
                                                                -------                -------                -------
Balance on September 30,2001                                    $  --                  $(1,904)               $(1,904)
                                                                =======                =======                =======

December 31, 2000
Balance on January 1, 2000                                      $ 1,450                $  (505)               $   945
Period change                                                    (1,450)                  (996)                (2,446)
                                                                -------                -------                -------
Balance on December 31, 2000                                    $  --                  $(1,501)               $(1,501)
                                                                =======                =======                =======

Note 4 - Short Term Investments
-------------------------------

                 Net  realized  and  unrealized  gains  and  losses  on  trading securities  included in other  income for the third  quarter of 2001 and
        2000  were  losses  of  $3.9   million   and  gains  of  $4.7   million,
        respectively.  Net realized and  unrealized  gains and losses on trading securities  included in other income for the nine months ended September
        30,  2001  and  2000  were a loss of $12.2  million  and  $7.3  million, respectively.

Note 5 - Inventory
------------------

        Inventories at September 30, 2001 and December 31, 2000 are comprised as follows (in thousands):
                                                                           September 30,2001             December 31,2000
                                                                           -----------------             ----------------

Finished and semi-finished products                                            $  45,888                   $  53,821
Raw materials                                                                     33,833                      36,453
Precious metals                                                                   36,908                      61,671
LIFO Reserve                                                                        (557)                     (1,676)
                                                                               ---------                   ---------
                                                                               $ 116,072                   $ 150,269
                                                                               =========                   =========

                 The  operating  income for the nine months ended  September 30,
        2001 includes a non cash charge  resulting  from lower of cost or market adjustment to precious metal  inventory.  The effect of this  adjustment decreased  operating  income by $3.3  million for the nine months  ended
        September 30, 2001.

                 As a result of  reduction  in  quantities  of  precious  metals inventories  valued under the LIFO method of accounting,  income for the nine months ended September 30, 2001 decreased by $.5 million.

                 In the quarter and nine months ended  September 30, 2000 income increased  $1.7 million and $.7 million due to  reductions in quantities of precious metals valued under the LIFO method.

Note 6 - Long-Term Debt
-----------------------

                  The Company's long-term debt consists of the following debt instruments:

                                                                        September 30,           December 31,
                                                                           2001                      2000
                                                                        ------------            ------------
                                                                               (dollars in thousands)

WHX Senior Unsecured Notes due 2005, 10-1/2%                                $245,059              $281,490
Handy & Harman Senior Secured Credit Facility                                186,248               192,793
Handy & Harman Industrial Revenue Bonds, due 2004                              7,500                 7,500
Unimast Revolving Credit Agreement, due 2003                                  25,000                21,000
Unimast Industrial Development Bond, due 2030                                  6,050                 6,050
Other                                                                          2,795                 3,079
                                                                      ---------------         -------------
                                                                             472,652               511,912
Less portion due within one year (a)                                           7,150                 6,929
                                                                      ---------------         -------------
     Total Long-Term Debt                                                   $465,502              $504,983
                                                                      ===============         =============

(a)     $5 million and $6 million of the Unimast Revolving Credit Agreement, due in 2003, is included in other current liabilities.

                 Unimast, in connection with the Settlement  Agreement discussed in Note 1, borrowed $15 million under its Revolving Credit Agreement for the purchase of PCC.

                 In the quarter  ended June 30, 2001 the Company  purchased  and retired $36.4 million aggregate principal amount of 10 1/2% Senior Notes in the open  market  for  $15.9  million.  After  the  write off of $1.5 million of  deferred  debt  related  costs,  the Company  recognized  an extraordinary gain of $19.0 million ($12.4 million after tax).

Note 7 - Contingencies
----------------------

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
        A companion  criminal  investigation  of Strandflex was initiated by the
        United States Attorney for the Northern District of New York under Title
        18 of the United States Code ss.287 (Submitting False Claims).  On March
        7,  2000,  Handy & Harman  was  informed  by the U.S.  Attorney  for the
        Northern District of New York that absent a negotiated  settlement,  the government  would  seek a  criminal  indictment  and  unspecified  civil damages  against Handy & Harman based on the  then-alleged  161 sales of wire rope by Strandflex during the period June, 1995 to July 1998. Handy
        & Harman entered into discussion with the United States Attorney to seek a  negotiated  settlement  of  all  criminal  and  civil  claims.  Those discussions  resulted  in a  settlement  agreement  dated May 24,  2001, pursuant  to which  all civil  and  criminal  claims  were  resolved  as follows:

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
        Liability Act  ("Superfund")  and/or  similar state  statutes at several waste sites.  WPC is subject to joint and several  liability  imposed by
        Superfund on potentially  responsible  parties. Due to the technical and regulatory  complexity  of  remedial  activities  and  the  difficulties attendant to identifying  potentially responsible parties and allocating or  determining  liability  among  them,  WPC is  unable  to  reasonably estimate  the ultimate  cost of  compliance  with  Superfund  laws.  WPC believes, based upon information currently available, that its liability for  clean up and  remediation  costs  in  connection  with the  Buckeye
        Reclamation  Landfill  will be between $1.5 and $2.0  million.  At WPC's other sites the Company estimates costs of approximately $.5 million.

                 WPC,  as are other  industrial  manufacturers,  is  subject  to increasingly  stringent  standards  relating  to the  protection  of the environment.  In order to facilitate compliance with these environmental standards,  WPC has  incurred  capital  expenditures  for  environmental control projects aggregating $7.7 million, $3.4 million and $1.4 million
        for  1999,   2000  and  the  nine  months  ended   September  30,  2001,
        respectively.  WPC anticipates  spending  approximately $19.8 million in the aggregate on major  environmental  compliance  projects  through the year 2003, estimated to be spent as follows: $3.8 million in 2001, $12.4 million in 2002,  and $3.6 million in 2003.  Due to the  possibility  of unanticipated factual or regulatory  developments,  the amount of future expenditures may vary substantially from such estimates.

                 WPC's non-current  accrued  environmental  liabilities  totaled
        $18.8  million at September  30, 2001.  These  accruals  were  initially
        determined  by  WPC,  based  on  all  available   information.   As  new
        information becomes available,  including  information provided by third parties,  and changing laws and regulation the  liabilities are reviewed and the accruals adjusted quarterly.  Management believes,  based on its best estimate,  that WPC has adequately  provided for remediation  costs that might be incurred or penalties  that might be imposed under present environmental laws and regulations.

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
--------------------------

                 In the second quarter of 2001 the Company  increased its number of reportable  segments by dividing Handy & Harman into three  segments.
        As a result of the  bankruptcy  filing  and  deconsolidation  of the WPC
        Group,  as discussed in Note 1, the H&H  business  segments  have become more  significant to the operations of the Company.  The Company now has
        four  reportable   segments:   (1)  H&H  Precious  Metal.  This  segment
        manufactures  and  sells  precious  metal  products  and   electroplated
        material,  containing  silver,  gold, and palladium in combination  with base metals for use in a wide variety of  industrial  applications;  (2)
        H&H Wire & Tubing. This segment manufactures and sells metal wire, cable and tubing  products and  fabrications  primarily from stainless  steel, carbon  steel  and  specialty  alloys,  for  use  in a wide  variety  of industrial  applications;  (3) H&H  Engineered  Materials.  This segment manufactures  specialty roofing and construction  fasteners and products for gas,  electricity  and water  distribution  using  steel and plastic
        which  are  sold  to  the  construction,   and  natural  gas  and  water
        distribution  industries;  (4) Unimast,  a manufacturer of steel framing and other  products for  commercial and  residential  construction.  The results of operations of Pittsburgh-Canfield are included in the Unimast segment beginning July 1, 2001.  Operating results for the WPC Group are included in the year 2000 figures for the periods before deconsolidation effective  November 16, 2000.  The WPC Group is a vertically  integrated manufacturer of value-added and flat rolled steel products.

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

                 The  following  tables  presents   information  about  reported
        segments for the three and nine month periods ending  September 30, 2001 and 2000:

                                                               Three Months Ended                    Nine Months Ended
                                                                   September 30                         September 30
(In thousands)                                               2001               2000              2001               2000
------------------------------------------------------------------------------------------------------------------------------
Segment revenue
  H&H Precious Metal                                   $    38,173         $    57,425         $   130,919         $   182,406
  H&H Wire & Tubing                                         33,416              39,242             104,791             121,908
  H&H Engineered Materials                                  22,102              21,355              58,676              58,124
  Unimast                                                   67,666              62,354             185,831             184,982
                                                       -----------         -----------         -----------         -----------
     Sub total                                             161,357             180,376             480,217             547,420
  WPC Group                                                   --               281,917                --               876,915
                                                       -----------         -----------         -----------         -----------
    Total segment revenue                                  161,357             462,293             480,217           1,424,335
  Intersegment revenue                                        --                (2,404)               --                (9,924)
                                                       -----------         -----------         -----------         -----------
    Consolidated revenue                               $   161,357         $   459,889         $   480,217         $ 1,414,411
                                                       ===========         ===========         ===========         ===========
Segment operating income
   H&H Precious Metal                                  $     2,206         $     8,225         $     6,253         $    20,444
   H&H Wire & Tubing                                           854               3,672               3,870              13,266
   H&H Engineered Materials                                  2,824               2,646               5,515               6,684
   Unimast                                                   4,428               2,804              11,110              12,270
                                                       -----------         -----------         -----------         -----------
       Sub total                                            10,312              17,347              26,748              52,664
    WPC Group                                                 --               (19,095)               --               (16,446)
                                                       -----------         -----------         -----------         -----------
                                                            10,312              (1,748)             26,748              36,218
Unallocated corporate expenses                               3,656               1,514              13,668               2,728
Goodwill amortization                                        2,189               2,193               6,515               6,619
                                                       -----------         -----------         -----------         -----------
    Operating income(loss)                                   4,467              (5,455)              6,565              26,871
Interest expense                                            12,673              23,397              38,893              67,597
Other income (expense)                                       2,098               5,898               5,898              (1,825)
                                                       -----------         -----------         -----------         -----------
    Income (loss) before taxes and
    extraordinary items                                     (6,108)            (22,954)            (26,430)            (42,551)
Income tax expense (benefit)                                (1,635)             (1,839)             (7,189)            (50,998)
                                                       -----------         -----------         -----------         -----------
     Income (loss) before                                   (4,473)            (21,115)            (19,241)              8,447
       extraordinary item
Extraordinary item-net of tax                                 --                  --                12,357                --
                                                       -----------         -----------         -----------         -----------
     Net income (loss)                                 $    (4,473)        $   (21,115)        $    (6,884)        $     8,447
                                                       ===========         ===========         ===========         ===========

Note 9 - New Accounting Standards
---------------------------------

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

                                                                                     (Dollars in thousands)

                 Cumulative Effect on Equity of SFAS No. 133 adoption                      $(423)
                 Current period change in fair value of interest swap
                       - net of tax                                                          423
                                                                                           -----
                 Balance at September 30, 2001                                            $    0
                                                                                          ======

        The above  interest swap expired as of September  30, 2001.  All charges have been  reclassified  to earnings  over the nine month period  ending
        September 30, 2001.

                 During the third quarter 2000,  the EITF issued EITF  Consensus
        No.  99-19,  "Reporting  Revenue  Gross as a Principal  versus Net as an
        Agent", which addresses whether certain cost items should be reported as a  reduction  of  revenue  or as a  component  of cost of sales and EITF
        Consensus  No.  00-10,  "Accounting  for Shipping and Handling  Fees and
        Costs"  ("EITF  00-10"),  which  addresses  the  classification  of cost incurred for shipping  goods to customers.  As a result of adopting EITF
        00-10,  the  Company  has  reclassified   amounts  in  the  Consolidated
        Statements  of  Operations  for the three and nine month  periods  ended
        September 30, 2000 as follows:

                                           Three months          Nine months
                                              ended                ended
                                           September              September
                                            30,2000               30, 2000
                                            -------               --------

                                               (dollars in thousands)

     Increased Sales                        $12,893               $41,333
     Increased Cost of Sales                 14,033                44,317
     Decreased SG&A                           1,140                 2,984

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

                 The Company  will adopt the  provisions  of SFAS 142  effective
        January 1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record  amortization  expense of approximately $8.7 million for existing  goodwill for the year ending  December  31, 2002.  The Company will record  amortization  expense on this goodwill through December 31,
        2001.  However,  any intangible assets acquired or goodwill arising from transactions after June 30, 2001 will be subject to the amortization and nonamortization  provisions  of SFAS 141 and SFAS 142.  During  2002 the
        Company will evaluate  their  goodwill and other  intangible  assets for impairment,  as of January 1, 2002 under the  criteria set forth in SFAS
        142.

                 In August 2001 the FASB issued  Statement  No. 143,  ACCOUNTING
        FOR ASSET RETIREMENT OBLIGATIONS (SFAS 143). This pronouncement requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability  initially measured at fair value. Upon initially  recognizing  a liability for an  asset-retirement  obligation
        (ARO),  an entity must capitalize the cost by recognizing an increase in the carrying  amount of the related  long-lived  asset.  Over time,  the liability  is  accreted  to its  present  value  each  period,  and  the capitalized  cost is  depreciated  over the useful  life of the  related asset.  Upon  settlement of the liability,  an entity either settles the obligation  for its  recorded  amount  or  incurs  a gain  or loss  upon settlement.  SFAS 143 will be effective  for  financial  statements  for fiscal years beginning after June 15, 2002.

                 In  October  2001 the FASB  issued  Statement  144 (SFAS  144),
        ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144
        provides  guidance on the  accounting  for the impairment or disposal of long-lived assets.

                 SFAS 144 is  effective  for  financial  statements  issued  for fiscal  years  beginning  after  December 15, 2001 and,  generally,  its provisions are to be applied prospectively.

                 The Company is evaluating the potential  impact of implementing
        SFAS 143 and SFAS 144. It is not expected  that there will be a material effect on the financial statements.

PART I
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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
        Wheeling-Pittsburgh  Corporation  ("WPC"),  WHX Corporation ("WHX"), and
        certain  affiliates  of WPSC,  WPC and WHX as specified on the signature pages thereto,  received  approval of the United States Bankruptcy Court for the Northern  District of Ohio on May 24, 2001,  was entered into on
        May 25, 2001,  and became

        effective on May 29, 2001. Pursuant to the Settlement  Agreement certain outstanding  claims among the parties  thereto were resolved,  including without limitation,  all inter-company  receivables and payables between the WHX Group and the WPC Group.

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

                 On October 22, 2001, the Bankruptcy Court entered an order (the
        "October Order"),  approving several transactions intended,  among other things, to provide the WPC Group with additional  liquidity.  As part of the  October  Order,  the  Bankruptcy  Court  approved a  Memorandum  of
        Understanding  by and  among  the  Company,  WPC,  WPSC  and the  United
        Steelworkers  of America,  AFL-CIO-CLC  ("USWA"),  pursuant to which the
        Company  agreed to provide to WPSC (1) up to $5 million of secured loans and $5 million of secured  financing  terms  during the period  from the
        Order through  January 31, 2002,  (2) if certain  conditions are met, an additional  $2 million of secured loans (for an aggregate of $7 million)
        and  the  maintenance  of the $5  million  of  secured  financing  terms referred to above, during the period from February 1, 2002 through March
        31,  2002,  and (3) a $25  million  contribution  to a new WPSC  defined benefit pension plan contingent upon a confirmed WPSC Chapter 11 plan of reorganization.

                 The October Order also approved a Supplemental  Agreement among the  members of the WPC Group and the  Company,  under  which all of the extensions of credit  referred to in the preceding  sentence are granted superpriority  claim status in WPSC's Chapter 11 case and are secured by a lien on all of the  asserts  of WPSC,  junior to the  liens,  security interests and superpriority  claims of the lenders to WPSC under the DIP
        Credit Agreement.  The Supplemental Agreement also provides, among other things,  that the Company may sell,  transfer or dispose of the stock of
        WPC free from the automatic stay imposed under the Bankruptcy  Code, and under specified circumstances requires WPC to support certain changes to the Company's pension plan.

                 Additionally,  the  October  Order  approved  the  terms of the
        Modified  Labor  Agreement  ("MLA") by and among WPC, WPSC and the USWA.
        The Company is not a party to the MLA. The MLA modifies the current WPSC collective  bargaining  agreement  to provide for,  among other  things, immediate reductions in wages and the cost of providing medical benefits to active and retired employees in exchange for improvement in wages and pension  benefits for hourly  employees upon a confirmed WPSC chapter 11 plan of  reorganization.  The MLA is  part  of a  comprehensive  support arrangement that also involves concessions from WPSC salaried employees,
        WPSC's vendors and other constituencies in the Chapter 11 proceedings.

Results of Operations
---------------------

                 The Bankruptcy Filing and resultant  deconsolidation  of WPC as of November 16, 2000 have affected comparisons between the 2001 and 2000 periods.

Comparison of the Third Quarter of 2001 with the Third Quarter of 2000
----------------------------------------------------------------------

                 Sales in the third quarter of 2001 were $161.4 million compared with $459.9  million in the third  quarter of 2000,  which  included WPC
        Group sales of $279.5  million.  Excluding the WPC sales,  net sales for the third quarter 2001 declined $19.0 million.  Sales decreased by $19.3 million at the H&H  Precious  Metal  Segment and $5.8 million at the H&H
        Wire &  Tubing  Segment.  Sales  increased  by $.7  million  at the  H&H
        Engineered Materials Segment and $5.3 million at the Unimast segment.

                 Operating income for the third quarter of 2001 was $4.5 million compared  to a loss  of $5.5  million  in the  third  quarter  of  2000.
        Operating  income in the third quarter of 2000 included $19.1 million in losses from the WPC Group. Operating income at the H&H Segments declined from $14.5  million in 2000 to $5.9 in 2001.  Unimast  operating  income increased $1.6 million from the year ago quarter.  Unallocated Corporate expenses  increased from $1.5 million to $3.7 million.  This increase is primarily  related  to legal and  professional  fees  related to the WPC bankruptcy,  and to costs and  expenses no longer  allocated  to the WPC segment including pension expense of $.9 million.

                 Interest  expense for the third quarter of 2001 decreased $10.7 million to $12.7 million from $23.4 million in the comparable  period in
        2000.  After  excluding WPC Group interest of $10.1 million in the third quarter 2000,  interest expense  decreased by $.6 million.  This was the result of lower borrowings partially offset by increased amortization of consent fees.

                 Other  income  was $2.1  million  for the  third  quarter  2001 compared  to $5.9  million in the third  quarter of 2000.  The income in
        2001 was  primarily  related to income  from WHX  Entertainment  of $4.8 million offset by net investment losses of $1.8 million. The 2000 period other income  included net investment  income of $5.8 million,  minority interest  expense of $.5 million,  and income from WHX  Entertainment of
        $1.8 million.

                 The  third  quarter  2001 tax  provision  is based on a Federal benefit of 35%,  offset by permanent  differences  and state and foreign tax expense.  The 2000 third  quarter tax benefit  reflects an estimated annual  effective rate of 30.5%. The increase in the 2000 effective rate in the third quarter  reflects  changes in the  estimated  annual pretax income and in permanent differences.

                 The comments that follow compare  revenues and operating income by operating segment for the third quarter of 2001 and 2000:

Handy & Harman Precious Metal
-----------------------------

                 Sales for the Precious Metal Segment decreased $19.3 million to
        $38.2 million. Approximately 21% of the decrease was attributable to the decline in the market price of precious metals period to period, 23% was due to the  dissolution of a fully  consolidated  joint  venture,  as of
        December  31, 2000,  which had $4.5 million in sales in the  comparative period,  and  the  balance  of the  decrease  was  primarily  due to the continuing slowdown  experienced by automotive and electronic  equipment manufacturers, two primary markets this segment serves. Operating income decreased $6.0 million to $2.2 million.  The 2000 period  includes a $.7 million LIFO gain on the sale of precious  metal and the reversal of the first half's assumed restoration loss of $1 million.  Excluding the LIFO gain and assumed  restoration loss reversal,  operating income decreased
        $4.3 million due to the shortfall in revenue.

Handy & Harman Wire & Tubing
----------------------------

                 Sales for the Wire & Tubing  Segment  decreased $5.8 million to
        $33.4  million and  operating  income,  decreased  $2.8  million to $ .9
        million  due  to  the   continued   weakness  in  the   automotive   and
        telecommunications  markets  and  startup  costs  on  new  refrigeration programs.  Tubing sales, although strong in the first quarter,  declined in the  semi-conductor  fabrication  industry  in the  second  and third quarters.

Handy & Harman Engineered Materials
-----------------------------------

                 Sales  for the  Engineered  Materials  Segment  increased  $ .7 million to $22.1  million  primarily  due to  increases  in its customer base.  Operating  income  increased  by  $.2  million  to  $2.8  million primarily due to an inventory reserve recorded in the prior year.

Unimast
-------

                 Sales for the third  quarter 2001  increased  to $67.7  million from $62.4 in the same period 2000.  Included in the third  quarter 2001 were sales of $6.6 million for Pittsburgh  Canfield  ("PCC").  Excluding the effect of PCC,  sales  decreased by $1.3 million.  This reduction in sales  dollars  reflects  growth in sales volume offset by a significant reduction in selling prices.  Despite lower selling prices,  the segment was able to increase  operating  income to $4.4 million compared to $2.8 million in the same period of 2000.  This resulted from increased  sales volume,  manufacturing  efficiencies,  raw material cost reductions, and
        $1.0  million in  operating  income  from PCC,  offset by an increase in allowance for bad debts relating to the Chapter 11 bankruptcy  filing of a major customer.

Comparison of the Nine Months of 2001 with the Nine Months of 2000
------------------------------------------------------------------

                 Net sales for the nine  months of 2001 were  $480.2  million as compared to $1,414.4  million in the nine months of 2000,  a decrease of
        $934.2  million.  WPC Group  sales  included in the first nine months of
        2000 were $867.0 million.

                 Operating  income for the nine months of 2001 was $6.5  million compared  to $26.9  million in the  comparable  2000  period.  WPC Group operating  income in the nine months of 2000 amounted to a loss of $16.4 million.  Operating  income at the remaining  four  reportable  segments declined  from  $52.7  million  in 2000 to $26.7  in  2001.  Unallocated
        Corporate  expenses  increased from $2.7 million to $13.7 million.  This increase is primarily  related to legal and professional fees related to the WPC bankruptcy, and to costs and expenses no longer allocated to the
        WPC segment including pension expense of $3.6 million.

                 Interest  expense for the nine months 2001  decreased  by $28.7 million to $38.9 million from $67.6 million in the comparable  period in
        2000.  After  excluding WPC Group  interest of $29.3 million in the 2000 period,  interest expense increased by $.6 million.  This was the result of increased amortization of consent fees, offset by lower borrowings.

                 Other  income was $5.9  million for the nine month period ended
        September  30,  2001  compared  to  $1.8  million  of  expense  for  the comparable  2000 period.  The income in 2001 was primarily  related to a favorable settlement of an H&H lawsuit of $3.2 million,  income from WHX
        Entertainment of $12.0 million, net investment loss of $9.2 million, and other  expenses  of $.1  million.  The 2000  period  loss  included  net investment  losses of $3.7 million,  minority  interest  expense of $1.5 million, and income from WHX Entertainment of $5.6 million.

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

                 The  extraordinary  item of $19.0 million  ($12.4 million after tax) in the six  month  period  of 2001  reflects  the gain on the early retirement of $36.4 million of 10 1/2% Senior Notes.

                 The comments that follow compare  revenues and operating income by operating segment for the nine months of 2001 and 2000:

Handy & Harman Precious Metal
-----------------------------

                 Sales for the Precious Metal Segment decreased $51.5 million to
        $130.9 million. Approximately 22% of the sales decrease was attributable to the decline in the market  price of precious  metal period to period,
        27% was due to the dissolution of a fully consolidated joint venture, as of  December  31,  2000,  which  had  $14.0  million  in  sales  in  the comparative  period and the balance of the decrease was primarily due to the slowdown in the economy. Operating income decreased $14.2 million to
        $6.2 million.  Included in the 2001 period were a $3.3 million  precious metal lower of cost or market  reserve  established in the first quarter and a $.5 million LIFO loss on the sale of silver in the second quarter, partially offset by favorable precious metal gains of $1.2 million.  The
        2000 period  includes a bad debt reserve of $1.0 million and a LIFO gain of $.7 million on the sale of precious  metal.  Excluding these charges, the  LIFO  loss  and  gain,  and the  favorable  precious  metal  gains, operating  income  decreased  $11.9  million  due  to the  shortfall  in revenue.

Handy & Harman Wire & Tubing
----------------------------

                 Sales for the Wire & Tubing Segment  decreased $17.1 million to
        $104.8  million  and  operating  income,  inclusive  of a $  .8  million inventory  reserve,  decreased  $9.4 million to $3.9 million for reasons outlined in the previously discussed third quarter analysis

Handy & Harman Engineered Materials
-----------------------------------

                 Sales  for  the  Engineered  Materials  Segment  increased  $.6 million to $58.7 million and operating  income decreased $1.2 million to
        $5.5  million due to lower sales in the first  quarter of  approximately
        $1.8 million, obsolete and slow moving inventory charges, and additional selling  and  administrative  costs  associated  with sales gains in the second and third quarter

Unimast
-------

                 Sales for the nine months ended September 30, 2001 increased by
        $.8 million to $185.8  million.  This increase  includes $6.6 million in sales from PCC.  Excluding the PCC sales,  sales  decreased $5.8 million reflecting  steady demand  offset by a significant  reduction in selling prices.  After  excluding  operating  income  of  PCC of  $1.0  million, operating income decreased $1.8 million as a result of pricing pressures and a $1.4 million increase in allowance for bad debts.

Financial Position
------------------

                 Net cash flow  provided by  operating  activities  for the nine months ended  September 30, 2001 totaled $89.6 million.  Working capital accounts provided $91.5 million of funds. Short term trading investments are reported as cash flow from  operating  activities and provided a net
        $60.3  million  of funds in the  first  nine  months  of 2001.  Accounts receivable  increased by $1.9 million,  trade  payables  increased  $3.4 million,  and other current assets increased $6.0 million.  Inventories, valued principally by the LIFO method for financial  reporting purposes, totaled  $116.1  million at  September  30,  2001,  a decrease  of $35.5 million from December 31, 2000.

                 In the nine months of 2001,  $12.6 million was spent on capital improvements.

                 The  Company's  two major  subsidiaries,  H&H and Unimast  each maintain  separate and distinct credit facilities with various financial institutions.

                 Borrowings  outstanding  against the H&H Senior  Secured Credit
        Facility at September 30, 2001 totaled $186.2 million. Letters of credit outstanding  under the H&H Revolving  Credit Facility were $14.7 million at September 30, 2001.

                 Borrowings  outstanding  against the Unimast  Revolving  Credit
        Facility at September  30, 2001 totaled $25  million.  $15.0  million of this  outstanding  balance was used to fund the purchase of PCC. Letters of credit  outstanding  under the Unimast Revolving Credit facility were
        $6.1 million at September 30, 2001.

                 Unimast has entered  into  interest  rate swap  agreements  for certain of its variable-rate  debt. The swap agreements cover a notional amount of $15 million and converts $15 million of its variable-rate debt to a fixed rate with Bank One, N.A.,  Chicago,  IL. The weighted average fixed rate is 4.93%, effective March 27, 2001 with a termination date of
        November 23, 2003.

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

Liquidity
---------

                 As of September 30, 2001, the WHX Group had cash and short-term investments,  of $44.1 million. In addition, H&H and Unimast had a total of $48 million of funds available under bank credit arrangements.

                 The  WHX  Group  has  a  significant   amount  of   outstanding
        indebtedness,  and their ability to access capital markets in the future may be  limited.  However,  management  believes  that  cash on hand and future  operating  cash flow will  enable the WHX Group to meet its cash needs for the foreseeable future. In the event that the Company requires additional funds pursuant to the October Order previously discussed, the
        Company  has  the   ability  to  sell  assets  to  satisfy   these  cash
        requirements.  The respective  credit agreements of H&H and Unimast have certain financial  covenants that limit the amount of cash distributions that can be paid to WHX.

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

                 Cumulative Effect on Equity of SFAS No. 133 adoption                           $(423)
                 Current period declines in fair value of interest rate swap
                      - net of tax                                                                423
                                                                                                -----
                 Balance at September 30, 2001                                                 $    0
                                                                                               ======

        The above  interest  swap expired as of September  30,2001.  All charges have been  reclassified  to earnings  over the nine month period  ending
        September 30, 2001.

                 During the third quarter 2000,  the EITF issued EITF  Consensus
        No.  99-19,  "Reporting  Revenue  Gross as a Principal  versus Net as an
        Agent", which addresses whether certain cost items should be reported as a  reduction  of  revenue  or as a  component  of cost of sales and EITF
        Consensus  No.  00-10,  "Accounting  for Shipping and Handling  Fees and
        Costs"  ("EITF  00-10"),  which  addresses  the  classification  of cost incurred for shipping  goods to customers.  As a result of adopting EITF
        00-10,  the  Company  has  reclassified   amounts  in  the  Consolidated
        Statements  of  Operations  for the three and nine month  periods  ended
        September 30, 2001 as follows:

                                                         Three months          Nine months
                                                            ended                ended
                                                         September              September
                                                          30,2000               30, 2000
                                                          -------               --------
                                                              (dollars in thousands)

     Increased Sales                                      $12,893               $41,333
     Increased Cost of Sales                               14,033                44,317
     Decreased SG&A                                         1,140                 2,984

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

                 The Company  will adopt the  provisions  of SFAS 142  effective
        January 1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record  amortization  expense of approximately $8.7 million for existing  goodwill for the year ending  December  31, 2002.  The Company will record  amortization  expense on this goodwill through December 31,
        2001.  However,  any intangible assets acquired or goodwill arising from transactions after June 30, 2001 will be subject to the amortization and nonamortization  provisions  of SFAS 141 and SFAS 142.  During  2002 the
        Company will evaluate  their  goodwill and other  intangible  assets for impairment,  as of January 1, 2002 under the  criteria set forth in SFAS
        142.

                 In August 2001 the FASB issued  Statement  No. 143,  ACCOUNTING
        FOR ASSET RETIREMENT OBLIGATIONS (SFAS 143). This pronouncement requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability  initially measured at fair value. Upon initially

        recognizing a liability for an  asset-retirement  obligation  (ARO),  an entity  must  capitalize  the cost by  recognizing  an  increase  in the carrying  amount  of  the  related  long-lived  asset.  Over  time,  the liability  is  accreted  to its  present  value  each  period,  and  the capitalized  cost is  depreciated  over the useful  life of the  related asset.  Upon  settlement of the liability,  an entity either settles the obligation  for its  recorded  amount  or  incurs  a gain  or loss  upon settlement.  SFAS 143 will be effective  for  financial  statements  for fiscal years beginning after June 15, 2002.

                 In  October  2001 the FASB  issued  Statement  144 (SFAS  144),
        ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144
        provides  guidance on the  accounting  for the impairment or disposal of long-lived assets.

                 SFAS 144 is  effective  for  financial  statements  issued  for fiscal  years  beginning  after  December 15, 2001 and,  generally,  its provisions are to be applied prospectively.

                 The Company is evaluating the potential  impact of implementing
        SFAS 143 and SFAS 144. It is not expected  that there will be a material effect on the financial statements.

                                     *******

                 When used in the  Management's  Discussion  and  Analysis,  the words  "anticipate",  "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the  Securities  Act and  Section  21E of the  Exchange  Act,  which are intended to be covered by the safe harbors  created  thereby.  Investors are  cautioned  that all  forward-looking  statements  involve risks and uncertainty,  including without limitation,  general economic conditions and, the ability of the Company to develop markets and sell its products and the  effects  of  competition  and  pricing.  Although  the  Company believes that the assumptions underlying the forward-looking  statements are  reasonable,  any  of  the  assumptions  could  be  inaccurate,  and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There  have been no  changes  in  financial  market  risk as  originally discussed in the Company's Annual Report on form 10-K for the year ended
        December 31, 2000.

PART II Other Information
        -----------------

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

                 WPC,  as are other  industrial  manufacturers,  is  subject  to increasingly  stringent  standards  relating  to the  protection  of the environment.  In order to facilitate compliance with these environmental standards,  WPC has  incurred  capital  expenditures  for  environmental control projects aggregating $7.7 million, $3.4 million and $1.4 million
        for  1999,   2000  and  the  nine  months  ended   September  30,  2001,
        respectively.  WPC anticipates  spending  approximately $19.8 million in the aggregate on major  environmental  compliance  projects  through the year 2003, estimated to be spent as follows: $3.8 million in 2001, $12.4 million in 2002,  and $3.6 million in 2003.  Due to the  possibility  of unanticipated factual or regulatory  developments,  the amount of future expenditures may vary substantially from such estimates.

                 WPC's non-current  accrued  environmental  liabilities  totaled
        $18.8  million at September  30, 2001.  These  accruals  were  initially
        determined  by  WPC,  based  on  all  available   information.   As  new
        information becomes available,  including  information provided by third parties,  and changing laws and regulation the  liabilities are reviewed and the

        accruals  adjusted  quarterly.  Management  believes,  based on its best estimate,  that WPC has adequately  provided for remediation  costs that might be  incurred  or  penalties  that might be imposed  under  present environmental laws and regulations.

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

(a)         The 2001 annual meeting of stockholders was held on July 9, 2001.

(b)         All of the  Company's  nominees,  as set forth below,  were elected.
            There was no solicitation  in opposition to the Company's  nominees.
            The other members of the Company's Board of Directors as of the date of the Company's  annual meeting of stockholders  were Ronald LaBow,
            Neil D. Arnold,  Robert A. Davidow,  William Goldsmith and Robert D.
            LeBlanc.

(c)         Matters voted on at the meeting and the number of votes cast:

                                                            Voted For   Withheld
                                                            ---------   --------

            (1)         Election of Directors

                                    Paul W. Bucha           11,560,043  2,274,664

                                    Marvin L. Olshan        11,571,022  2,263,685

                                    Raymond S. Troubh       11,577,521  2,257,186

                                                            Voted For   Voted Against           Abstentions         Broker Non-
                                                            ---------   -------------           -----------         Non
                                                                                                                    Votes
                                                                                                                    -----
            (2)         Adoption of the 2001
                        Stock Option Plan                   7,741,612     2,496,099                300,020     3,296,976

            (3)         Amendment to 1991
                        Incentive and Non-
                        Qualified Stock
                        Option Plan                         7,756,842     2,482,917                297,972     3,296,796

            (4)         Ratification of
                        Pricewaterhouse
                        Coopers LLP as the
                        Company's Independent
                        Public Accountants for
                        the fiscal year ending
                        December 31, 2001                   12,275,217    1,423,288                136,202

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

November 13, 2001

