Form 10-K
period 2001-12-31
WHX CORP
filed 2002-04-01
CIK 106618

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/  ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.
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

       Indicate by check mark whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant  was required to file such  reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  Registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. /X/

       Aggregate  market  value of Common  Stock held by  non-affiliates  of the
Registrant  as of March 18, 2002 was  $12,072,315,  which value,  solely for the purposes of this  calculation  excludes  shares held by  Registrant's  officers, directors,  and  their  affiliates.  Such  exclusion  should  not  be  deemed  a determination by Registrant that all such  individuals are, in fact,  affiliates of the  Registrant.  The number of shares of Common Stock issued and outstanding as of March 18, 2002 was 16,087,428.

                      DOCUMENTS INCORPORATED BY REFERENCE:

           Definitive  proxy statement to be filed pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Stockholders Part III.

ITEM 1.     BUSINESS

OVERVIEW

WHX CORPORATION

            WHX  Corporation   ("WHX")  is  a  holding  company  that  has  been
structured  to invest in and/or  acquire  a  diverse  group of  businesses  on a decentralized  basis.  WHX's primary  businesses  currently  are: Handy & Harman
("H&H"), a diversified  manufacturing  company whose strategic business segments encompass,  precious metals plating and  fabrication,  specialty wire and tubing and  engineered  materials;  and  Unimast  Incorporated  ("Unimast"),  a leading manufacturer  of steel framing and other products for commercial and residential construction.  WHX's other business consists of Wheeling-Pittsburgh  Corporation
("WPC") and its subsidiaries  including  Wheeling-Pittsburgh  Steel  Corporation
("WPSC" and together with WPC and its other  subsidiaries,  the "WPC Group"),  a
vertically  integrated   manufacturer  of  value-added  and  flat  rolled  steel
products. WHX, together with all of its subsidiaries shall be referred to as the
"Company,"  and WHX with its  subsidiaries  other  than the WPC  Group  shall be referred to as the "WHX Group."

            On  November  16,  2000  ("Petition  Date"),  the  WPC  Group  filed petitions for relief ("Bankruptcy Filing") under Chapter 11 of the United States
Bankruptcy Code  ("Bankruptcy  Code") in the United States  Bankruptcy Court for
the Northern District of Ohio ("Bankruptcy  Court"). The WPC Group commenced the
Chapter 11 cases in order to restructure  their outstanding debts and to improve their  access  to the  additional  funding  that  the WPC  Group  needs  for its continued  operations.  The WPC Group is in  possession  of its  properties  and assets and continues to manage its  businesses  with its existing  directors and officers as  debtors-in-possession  subject to the supervision of the Bankruptcy
Court.  WPSC and the other  members of the WPC Group are  authorized  to operate their  businesses,  but may not  engage in  transactions  outside  of the normal course of business without approval, after notice and hearing, of the Bankruptcy
Court.  The Bankruptcy Court has granted the WPC Group's motion to approve a new
$290 million  debtor-in-possession  credit  agreement  ("DIP Credit  Agreement")
provided by Citibank,  N.A., as initial issuing bank, Citicorp U.S.A.,  Inc., as administrative  agent, and certain lenders ("DIP Lenders").  Pursuant to the DIP
Credit Agreement, Citibank, N.A. has made term loan advances to the WPC Group up to a maximum  aggregate  principal  amount of $35  million.  In addition the DIP
Lenders have  agreed,  subject to certain  conditions,  to provide the WPC Group with  revolving  loans,  swing loans and letter of credit  accommodations  in an aggregate  amount of up to $255 million.  The term loans and revolving loans are secured by first  priority  liens on the WPC  Group's  assets,  subject to valid liens  existing  on  November  17,  2000,  and have been  granted  superpriority administrative  status,  subject to certain  carve-outs  for fees payable to the
United  States  Trustee  and  professional  fees.  The  terms of the DIP  Credit
Agreement include cross default and other customary provisions.  Effective as of
June 1, 2001,  WHX purchased a  participation  interest  comprising an undivided interest in the Term Loan in the amount of $30 million,  plus  interest  accrued but not  paid on  such  amount  of the  Term  Loan  through  June 1,  2001.  For additional information concerning these developments,  see Item 7 - Management's
Discussion  and Analysis of Financial  Condition and Results of  Operations  and
Notes 2, 10 and 11 to the Consolidated Financial Statements.

             As a  result  of the  Bankruptcy  Filing  the  Company  has,  as of
November  16,  2000,  deconsolidated  the  balance  sheet  of its  wholly  owned subsidiary WPC. In order to simplify this business section,  separations will be made between the WPC business and the remaining WHX businesses.

                                  THE WHX GROUP

HANDY & HARMAN SEGMENTS

            WHX acquired H&H in April 1998. H&H's business  segments are the (a)
manufacturing and selling of non-precious metal wire, cable and tubing products, of stainless steel,  carbon steel and specialty  alloys;  (b)  manufacturing and selling of precious  metals products and precision  electroplated  materials and stamped parts; and (c) manufacturing  and selling of other engineered  materials supplied  to  the  roofing,  construction,  natural  gas,  electric,  and  water industries.  H&H's  products  are sold to  industrial  users in a wide  range of
applications  which  include  the  electric,  electronic,   automotive  original
equipment, computer equipment, oil, refrigeration,  utility, telecommunications, medical and energy related industries.

            Historically,  until commencing a  diversification  program in 1966,
H&H was engaged  primarily in the  manufacture of silver and gold alloys in mill forms and the  refining of precious  metals from jewelry and  industrial  scrap.
H&H's markets were largely among silversmiths and manufacturing jewelers,  users of silver  brazing  alloys,  and  manufacturers  who  required  silver  and gold primarily for the  properties  of those  metals.  H&H publishes a daily New York price for its purchases of silver and gold and

also  publishes a daily  price for its  fabricated  silver and gold.  The silver price,  published  by  H&H,  is  recognized,  relied  on and used by  others throughout the world.  The  diversification  program has added lines of precious metals  products  and  various  specialty  manufacturing  operations,  including stainless steel and specialty metal alloy  products,  for industrial  users in a wide range of applications described above.

NIMAST SEGMENT

            In March 1995, the Company acquired Unimast, a leading  manufacturer of steel framing and related accessories for commercial and residential building construction.  Unimast  uses  galvanized  steel  to  manufacture  steel  framing components for wall, floor and roofing systems, in addition to other roll formed expanded  metal  construction  accessories.  On  June  29,  2001  as part of the settlement  agreement  with  the WPC  Group,  WHX  acquired  certain  assets  of
Pittsburgh-Canfield Corporation ("PCC") from the WPC Group. PCC manufactures and
sells   electrogalvanized   products  for   application  in  the  appliance  and
construction markets and operates as part of the Company's Unimast segment.

WHX ENTERTAINMENT

            In October 1994,  WHX  Entertainment,  a wholly owned  subsidiary of
WHX,  purchased  a 50%  interest  in the  operations  of  Wheeling-Downs  Racing
Association  ("Wheeling-Downs")  from Sportsystems  Corporation.  Wheeling-Downs operates a greyhound  racetrack and video lottery  facility located in Wheeling,
West  Virginia.  In December 2001,  WHX  Entertainment  sold its 50% interest in
Wheeling-Downs Racing Association, Inc.

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

            H&H has pursued an acquisition strategy designed to: (i) enhance its offerings  of higher  value-added  products;  (ii)  leverage  its  technological capabilities;  and (iii)  expand its  customer  base.  In  September  1994,  H&H acquired Sumco Inc., a precision  electroplating  company,  which  electroplates
electronic    connectors    and    connector    stock   for   the    automotive,
telecommunications,  electronic and computer  industries,  and in June 1996, H&H acquired ele  Corporation,  which  provides a value-added  reel-to-reel  molding capability appropriate for the semiconductor lead frame and sensors marketplace.
In February 1997, H&H completed the acquisition of Olympic  Manufacturing Group,
Inc.,  the leading  domestic  manufacturer  and  supplier of  fasteners  for the commercial roofing industry.

            Unimast will continue to expand the breadth and depth of its product offerings  and the  geographic  markets it serves,  both by internal  growth and acquisitions.  In January  1998,  Unimast  expanded  its  business  through  the acquisition of Clinch-On,  a manufacturer of steel cornerbead and trims for both the non-residential and residential  construction markets. Unimast continued its expansion with the July 1999 acquisition of Vinyl Corp., a manufacturer of vinyl construction  accessories.  In June 2001, WHX acquired  certain assets of PCC, a manufacturer of electrogalvanized  products for application in the appliance and construction markets. PCC operates as part of the Unimast segment.

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

UNIMAST

            Unimast,  a  leading  manufacturer  of  steel  framing  and  related accessories  for  residential  and  commercial  building  construction,  shipped approximately  341,000 tons of steel  products in 2001 and 315,000 tons in 2000.
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
Florida;  Goodyear,  Arizona and East Chicago,  Indiana. PCC has a manufacturing facility in Canfield, Ohio.

CUSTOMERS

HANDY & HARMAN

            H&H is diversified across both industrial markets and customers. H&H
sells  to  the   electronics,   telecommunications,   semiconductor,   computer,
aerospace,  home  appliance OEM,  automotive,  construction,  utility,  medical,
silversmith,   and  general  manufacturing  industries.  In  2001,  no  customer accounted for more than 5% of H&H's sales.

UNIMAST

            Unimast  is a leading  manufacturer  of steel  framing  and  related accessories for residential and commercial building  construction.  Through PCC,
this  segment  also  manufactures  and  sells  electrogalvanized   products  for
application  in the appliance and  construction  markets.  Unimast's ten largest customers  accounted for approximately 40% of its net sales in 2001, 37% in 2000 and 38% in 1999.  One  customer  accounted  for 15%, 14% and 13% of net sales in
2001, 2000 and 1999, respectively.

RAW MATERIALS

HANDY & HARMAN

            The raw  materials  used  by H&H in its  precious  metal  operations consist principally of silver, gold, copper, cadmium, zinc, nickel, tin, and the platinum group metals in various forms.  Silver,  gold and palladium  constitute the major portion of the value of the raw materials involved.  H&H purchases all of its precious metals at free market prices from customers,  primary  producers or bullion  dealers.  The prices of silver,  gold,  and palladium are subject to fluctuations  and are  expected  to  continue  to be  affected  by world  market conditions.  Nonetheless,  H&H has not  experienced any problem in obtaining the necessary  quantities  of raw  materials  and, in the normal course of business, receives  precious  metals  from  suppliers  and  customers.  These  metals  are returnable in fabricated or commercial bar form under agreed-upon  terms.  Since precious  metals are fungible,  H&H does not physically  segregate  supplier and customer metals from its own inventories. Therefore, to the extent that supplier or customer  metals are used by H&H, the amount of inventory  which H&H must own is reduced.  All precious metal raw materials are readily available from several sources.  It is H&H's operating  policy to maintain its precious metal inventory levels  under the last in,  first out ("LIFO")  method of  accounting.  Precious metals are purchased at the same prices and quantities as selling commitments to customers.  From  time-to-time,  management  reviews the  appropriate  inventory levels and may elect to make adjustments.

            The raw materials used by H&H in its  non-precious  metal operations consist principally of stainless, galvanized, and carbon steel, nickel alloys, a variety of  high-performance  alloys,  and  various  plastic  compositions.  H&H purchases all such raw materials at open market prices from domestic and foreign suppliers.  H&H has not  experienced  any  problem in  obtaining  the  necessary quantities  of raw  materials.  Prices  and  availability,  particularly  of raw materials  purchased  from  foreign  suppliers,  are  affected  by world  market conditions and government policies.

UNIMAST

            Unimast's raw material  requirements consist primarily of galvanized steel coils,  which are readily available on the open market.  Unimast purchases its steel  requirements  from major  domestic  steel  producers  throughout  the country,  including  WPC.  The price for steel coils tends to  fluctuate  due to changes  in  the  domestic  and  international  marketplaces.  Unimast  has  not experienced any problems in obtaining the necessary quantities of steel from its suppliers, which totaled over 374,400 tons for the year ended December 31, 2001.

BACKLOG

            Unimast order backlog at December 31, 2001 was  approximately  7,000 tons, as compared to 6,000 tons at December 31, 2000.

            H&H has no material backlog.

CAPITAL INVESTMENTS

            The Company  believes  that its  operating  business  segments  must continuously  strive to improve  productivity and product  quality,  and control manufacturing costs, in order to remain competitive.  Accordingly, the Company's business segments are committed to making necessary capital investments with the objective of reducing  overall  manufacturing  costs,  improving  the quality of products  produced and broadening the array of products offered to the Company's
several  markets.   H&H  and  Unimast's  capital   expenditures  for  2001  were
approximately $15.2 million. From 1997 to 2001, capital expenditures  aggregated approximately $87.7 million. H&H capital expenditures included in this total are
$59.3 million for 1998 to 2001. This level of capital  expenditure was needed to expand and  maintain  productive  capacity,  improve  productivity  and  upgrade selected  facilities to meet competitive  requirements  and maintain  compliance with environmental  laws and regulations.  The Company  anticipates  funding its capital  expenditures  for the  WHX  Group  in 2001  from  cash on  hand,  funds
generated  by  operations  and  funds  available  under  the  revolving   credit
facilities at H&H and Unimast. The Company anticipates that capital expenditures for the H&H and Unimast segments will approximate depreciation, on average, over the next few years.

ENERGY REQUIREMENTS

            The WHX  Group  requires  significant  amounts  of  electricity  and natural gas to operate its  facilities  and is subject to price changes in these commodities.  A  shortage  of  electricity  or  natural  gas,  or  a  government allocation  of supplies  resulting in a general  reduction  in  supplies,  could increase costs of production and could cause some curtailment of production.

EMPLOYMENT

            Total  active  employment  of the WHX  Group at  December  31,  2001 aggregated  2,756  employees.  At December 31,  2001,  the H&H segment had 2,025 employees and the Unimast segment had 729 employees.

            Of  the  2,756  employees  of  the  WHX  Group,  853  were  salaried employees,  761 were covered by collective  bargaining agreements and 1,142 were non-union operating employees.

COMPETITION

HANDY & HARMAN

            H&H is one of the leading fabricators of precious metal products and precision stamping,  electroplating and molding. Although there are no companies in the precious metals field whose  operations  exactly parallel those of H&H in every area, there are a number of competitors in each of the classes of precious metals  products.  Many of these  competitors  also conduct  activities in other product  lines in which H&H is not  involved.  Competition  is based on quality, technology, service and price, each of which is of equal importance.

            There are many companies,  domestic and foreign,  which  manufacture non-precious wire and tubing products,  and other specialty  engineered products of the type  manufactured by H&H.  Competition is based on quality,  technology, service,  price  and  new  product  introduction,  each  of  which  is of  equal importance.

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

                                  THE WPC GROUP

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

PRODUCTS AND PRODUCT MIX

            The  table  below  reflects  the  historical  product  mix of  WPC's shipments,  expressed  as a  percentage  of tons  shipped  compared  to 2001 and earlier-year levels:

                                                               HISTORICAL PRODUCT MIX
                                                               YEAR ENDED DECEMBER 31
                                                 -------------------------------------------------
PRODUCT CATEGORY:                                  2001        2000      1999    1998     1997(1)
                                                   ----        ----      ----    ----     ------
Higher Value-Added Products:
   Cold Rolled Products--Trade                      9.2%       13.6%     10.6%   11.0%     5.6%
   Cold Rolled Products--Wheeling-Nisshin          20.0        13.9      19.4    19.0      7.7
   Coated Products                                  4.4        11.5      16.0    17.5     12.3
   Tin Mill Products                               10.8        10.0       9.8     7.1      3.3
   Fabricated Products                             24.6        19.6      15.4    15.6     39.0
                                                  ------      ------    -----   -----    -----
Higher Value-Added Products as a percentage        69.0%       68.6%     71.2%   70.2%    67.9%
  of total shipments
Hot Rolled Products                                31.0        30.9      28.8    29.5     20.0
Semi-Finished                                      --           0.5      --       0.3     12.1
                                                  ------      ------    -----   -----    -----
Total                                             100.0%      100.0%    100.0%  100.0%   100.0%
                                                  ======      ======    =====   =====    =====
Average Net Sales Per Ton                         $412        $475      $461    $511     $590

====================================================================================================
(1)         The allocation among product categories was affected by the strike.

Set forth below is a description of the WPC Group's major customer categories:

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
Tinplate is produced by the  electro-deposition of tin to a blackplate substrate and is utilized principally in the manufacture of food,  beverage,  general line and aerosol containers.  While the majority of WPC's sales of these products are concentrated  in container  markets,  WPC also markets  products for  automotive applications,  such  as  oil  filters  and  gaskets.  WPC  produces  all  of its tin-coated  products  through  OCC.  OCC's $69 million tin coating  mill,  which commenced  commercial  operations in January 1997, has a nominal annual capacity of  250,000  net tons.  WPC has the right to  supply up to  230,000  tons of the substrate  requirements of the joint venture  through the year 2012,  subject to quality requirements and competitive  pricing. WPC is the exclusive  distributor of  all  of  the  joint  venture's  product.  However,  Nittetsu  Shoji  America
("Nittetsu"),   a  U.S.  based  tin  plate   importer,   has  agreed  to  market
approximately  70% of the  product  as a  distributor  for  WPC  pursuant  to an agreement which was approved by the Bankruptcy Court on March 30, 2001. Prior to the approval of such  agreement,  Nittetsu had been a sales  representative  for approximately 25% of OCC's product.

            HOT-ROLLED PRODUCTS.  Hot-rolled coils represent the least processed of  WPC's  finished  goods.  Approximately  69.0% of WPC's  2001  production  of hot-rolled  coils was further  processed  into  value-added  finished  products.
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

HEELING-NISSHIN

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

            WPC's amended and restated  Supply  Agreement with  Wheeling-Nisshin expires in 2013. Pursuant to the amended Supply Agreement, WPC provides not less than 75% of Wheeling-Nisshin's steel substrate requirements,  up to an aggregate maximum of 9,000 tons per week,  subject to  product  quality  requirements  and competitive  pricing.  Shipments of cold-rolled steel by WPC to Wheeling-Nisshin were approximately  412,000 tons, or 20% of WPC's total tons shipped in 2001 and approximately  330,000  tons,  or 14% in  2000.  Pursuant  to the  terms  of the agreements  between  WPC and  Nisshin,  for the 180  day  period  following  the
Petition   Date,   Nisshin  had  the  right  to  purchase   WPC's   interest  in
Wheeling-Nisshin for the fair value price to be agreed upon by the parties or as otherwise  determined by a third party if the parties cannot agree.  Nisshin did not exercise such right.

OHIO COATINGS COMPANY

            WPC has a 50% equity  interest  in Ohio  Coatings  Company  ("OCC"), which is a joint  venture  between WPC and Dong Yang Tinplate  America,  Inc., a
leading  South   Korea-based   tin  plate   producer.   Nittetsu  Shoji  America
("Nittetsu"),  a U.S.-based tinplate importer,  holds non-voting preferred stock in OCC. OCC commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic  electro-tin  plating facility  constructed in the past 30 years.  WPC produces all of its tin coated products through OCC. As part of the joint venture  agreement,  WPC has the right to supply up to 230,000 tons of the substrate  requirements of OCC through the year 2012,  subject to quality requirements and competitive pricing. WPC is the exclusive distributor of all of
OCC's products.  However, Nittetsu has agreed to market approximately 70% of the product as a distributor  for the WPC Group pursuant to an agreement,  which was approved by the  Bankruptcy  Court on March 30,  2001.  Prior to the approval of such agreement,  Nittetsu had been a sales  representative for approximately 25%
of OCC's product.  In 2001,  2000 and 1999, OCC had an operating  income of $3.7 million, $3.8 million and $2.1 million, respectively.

CUSTOMERS

            WPC  markets  an  extensive  mix  of  products  to a wide  range  of manufacturers,  converters and processors.  The WPC Group's 10 largest customers
(including  Wheeling-Nisshin) accounted for approximately 43.9% of its net sales in 2001, 38.7% in

2000, and 43.7% in 1999.  Wheeling-Nisshin  accounted for 14.6%, 10.9% and 16.2%
of net sales in 2001, 2000 and 1999, respectively.  Geographically, the majority of the WPC Group's  customers are located  within a 350-mile  radius of the Ohio
Valley.  However,  the WPC  Group  has  taken  advantage  of its  river-oriented production  facilities to market via barge into more distant  locations  such as the Houston, Texas and St. Louis, Missouri areas.

            Shipments  historically  have been  concentrated  within seven major market  segments:  steel service centers,  converters/processors,  construction, agriculture, container, automotive, and appliances. The overall participation in the construction and the converters/processors markets substantially exceeds the industry  average and its reliance on automotive  shipments,  as a percentage of total shipments are substantially less than the industry average.

                                                    PERCENT OF TOTAL NET TONS SHIPPED
                                                          Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                 2001             2000             1999             1998            1997(1)
                                 ----             ----             ----             ----            -------

Steel Service Centers              29%              33%             30%               29%             32%
Converters/Processors (2)          27               24              27                32               16
Construction                       22               21              19                19               31
Agriculture                         4                5               5                 6               14
Containers (2)                     11               11              11                 8               2
Automotive                          1                1               1                 1               2
Appliances                          2                2               3                 2               2
Exports                             1                -               1                 1               -
Other                               3                3               3                 2               1
                                 ----             ----             ----             ----            -------
Total                             100%             100%            100%              100%             100%
                                 ====             ====             ====             ====            ======

==================================================================================================================
(1)   The allocation among customer categories was affected by the strike.

(2)   Products shipped to Wheeling-Nisshin and OCC are included primarily in the Converters/Processors and Containers markets, respectively.

            Set forth below is a description  of the WPC Group's major  customer categories:

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

            APPLIANCES.  The shipments to the appliance  market are concentrated in hot-dipped  galvanized  and  hot-rolled  coils.  These products are furnished directly to appliance manufacturers as well as to blanking, drawing and stamping companies  that supply OEMs.  The WPC Group has  concentrated  on niche  product applications  primarily  used in  washer/dryer,  refrigerator/freezer  and range appliances.

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

            The WPC Group has a long-term  contract to purchase a minimum of 75%
of its iron ore needs through 2009. The iron ore price is based upon  prevailing world market prices.  The WPC Group generally  consumes  approximately 3 million gross tons of iron ore pellets in its blast furnace annually. The WPC Group will obtain the balance of its iron ore from spot and medium-term purchase agreements at prevailing world market prices.

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
In 2001, the WPC Group consumed approximately 1.4 million tons of coking coal in the  production of blast  furnace coke.  The WPC Group sells its excess coke and coke oven by-products to third-party trade customers.

            The WPC Group's  operations  require  material  amounts of other raw materials,  including limestone, oxygen, natural gas and electricity.  These raw materials are readily  available  and are purchased on the open market.  The WPC
Group is presently  dependent on external steel scrap for approximately 10.8% of its steel melt. The cost of these materials has been  susceptible in the past to price  fluctuations,  but  worldwide  competition  in  the  steel  industry  has frequently  limited the ability of steel  producers  to raise  finished  product prices to recover higher material costs. Certain of the WPC Group's raw material supply  contracts  provide  for  price  adjustments  in the  event of  increased commodity or energy prices.

ACKLOG

            The WPC Group's Steel Division order backlog was 245,970 net tons at
December 31, 2001, compared to 160,735 net tons at December 31, 2000. All orders related to the backlog at December  31, 2001 are  expected to be shipped  during the first half of 2002, subject to delays at the customers'  request.  The order backlog represents orders received but not yet completed or shipped. In times of strong  demand,  a higher  order  backlog  may allow  the  Company  to  increase production runs, thereby enhancing production efficiencies.

CAPITAL INVESTMENTS

            The WPC Group anticipates that it will fund its capital expenditures in 2002 from cash on hand,  funds  generated by operations  and funds  available under the DIP Credit Agreement. It is anticipated that capital expenditures will be minimized

during the Chapter 11 proceedings  until liquidity is sufficient and stabilized.
There can be no assurance  that such funds will be  sufficient  to fund required
capital   expenditures.   The  WPC  Group's  capital   expenditures   (including
capitalized  interest) for 2001 were approximately $5.0 million,  including $0.8
million  on  environmental   projects.  From  1997  to  2001  such  expenditures
aggregated approximately $242.0 million.

                 The WHX Group has no  obligation to fund any of the WPC Group's future capital expenditures, and does not anticipate doing so. In the event that the WPC Group is unable to fund its environmental capital  expenditures,  claims may be made against WHX for payment of such costs.

ENERGY REQUIREMENTS

            Many of the major  facilities  at the WPC Group that use natural gas have been  equipped to use  alternative  fuels.  During 2001,  coal  constituted approximately 72% of the WPC Group's total energy  consumption,  natural gas 22%
and electricity 6%. The Company  continually  monitors its operations  regarding potential equipment conversion and fuel substitution to reduce energy costs.

EMPLOYMENT

            At December  31,  2001,  the WPC Group had 3,488  employees of which
2,644 were  represented by the United Steel Workers of America  ("USWA"),  86 by
other unions, 728 were salaried employees and the remainder of 30 were non-union operating employees.  On August 12, 1997, WPSC and USWA entered into a five-year labor agreement.

            In light of the Chapter 11 cases, the USWA has agreed to temporarily waive  certain  provisions  of the  collective  bargaining  agreement  regarding guaranteed employment and to temporarily postpone certain "gainsharing" payments that otherwise would be due.

              Additionally, on October 22, 2001, the Bankruptcy Court entered an order  which,  among other  things,  approved  the terms of the  Modified  Labor
Agreement  ("MLA") by and among  WPC,  WPSC and the USWA.  The  Company is not a party to the MLA.  The MLA  modifies  the  current  WPSC  collective  bargaining agreement to provide for, among other things,  immediate reductions in wages and the cost of  providing  medical  benefits  to active and  retired  employees  in exchange for improvement in wages and pension benefits for hourly employees upon a  confirmed  WPSC  Chapter  11  Plan  of  Reorganization.  The MLA is part of a comprehensive  support  arrangement  that also  involves  concessions  from WPSC salaried  employees,  WPSC's vendors and other  constituencies in the Chapter 11 proceedings.

COMPETITION

            The  steel  industry  is  cyclical  in  nature  and has been  marked historically  by  overcapacity,  resulting  in  intense  competition.  WPC faces increasing  competitive  pressures  from other  domestic  integrated  producers, mini-mills and processors. Processors compete with WPC in the areas of slitting,
cold  rolling  and  coating.   Mini-mills  are  generally  smaller-volume  steel
producers that use ferrous scrap metals as their basic raw material. Compared to integrated producers,  mini-mills,  which rely on less  capital-intensive  steel production methods, have certain advantages.  Since mini-mills typically are not unionized,  they have more  flexible  work  rules  that have  resulted  in lower employment  costs  per net ton  shipped.  Since  1989,  significant  flat-rolled mini-mill  capacity has been  constructed and these  mini-mills now compete with integrated  producers  in  product  areas  that  traditionally  have  not  faced significant competition from mini-mills. In addition, there has been significant additional  flat-rolled  mini-mill  capacity  constructed in recent years. These
mini-mills  and   processors   compete  with  WPC  primarily  in  the  commodity
flat-rolled  steel market.  In the long term, such mini-mills and processors may also compete  with WPC in  producing  value-added  products.  In  addition,  the increased  competition in commodity product markets influence certain integrated producers to increase product offerings to compete with WPC's custom products.

            As the single largest steel consuming  country in the western world, the United States has long been a favorite  market of steel  producers in Europe and Japan. In addition,  steel  producers from Korea,  Taiwan,  and Brazil,  and other large economies such as Russia and China,  have also recognized the United
States as a target market. Steel imports of flat-rolled products as a percentage of domestic  apparent  consumption,  excluding  semi-finished  steel,  have been approximately  20% in  1997,  27% in 1998,  23% in 1999,  23% in 2000 and 20% in
2001.  Imports  surged in 1998 due to severe  economic  conditions  in Southeast
Asia,

Latin America,  Japan and Russia, among others. Average import customs values in
December 2001  continued to be depressed  with the average  import value of some key finished  steel  products  below  values  reported in the depths of the 1998 crisis.  World steel demand, world export prices, U.S. dollar exchange rates and the international  competitiveness  of the domestic steel industry have all been factors in these import levels.

            In March 2002, the United States  Government  announced its decision to enact tariffs on certain imported steel. These tariffs begin at 30% and range down to 18% over three years.  Certain of these tariffs will be imposed on steel imports  that  compete  directly  with WPC. It is not yet known what impact this will have on WPC or the United States steel industry.

               Total  annual  steel   consumption   in  the  United  States  has
fluctuated between 88 million and 123 million tons since 1991. A number of steel substitutes,  including plastics,  aluminum,  composites and glass, have reduced the growth of domestic steel consumption.

ITEM 2.           PROPERTIES

HANDY & HARMAN

            H&H has 23 active  operating  plants in the United  States,  Canada,
England,  Denmark and Singapore  (50% owned) with a total area of  approximately
1,827,000 square feet, including warehouse, office and laboratory space, but not including  the plant used by the  Singapore  operation.  H&H also owns or leases sales,  service and warehouse  facilities  at two other  locations in the United
States (which,  with H&H's general  offices,  have a total area of approximately
55,000 square feet) and owns eight non-operating or discontinued  locations with
a  total  area  of   approximately   468,000  square  feet.  H&H  considers  its
manufacturing   plants  and  services  facilities  to  be  well  maintained  and efficiently  equipped,  and  therefore  suitable  for the work being  done.  The productive  capacity and extent of utilization of its facilities is dependent in some cases on general business  conditions and in other cases on the seasonality of the  utilization  of its products.  Capacity can be expanded  readily to meet additional demands.  Manufacturing facilities of H&H are located in: Fort Smith,
Arkansas; Fontana, California; Toronto, Canada; Fairfield,  Connecticut; Camden,
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
Florida; Goodyear, Arizona; and East Chicago, Indiana. PCC has an owned facility in Canfield, Ohio.

WPC GROUP

            The WPC Group has one raw steel  producing  plant and various  other finishing and fabricating facilities.  The Steubenville complex is an integrated steel producing  facility located at Steubenville  and Mingo Junction,  Ohio and
Follansbee, West Virginia. The Steubenville complex includes coke oven batteries that produce all coke  requirements,  two operating  blast  furnaces,  two basic oxygen  furnaces,  a  two-strand  continuous  slab  caster  with an annual  slab production capacity of approximately 2.8 million tons, an 80-inch hot strip mill and  pickling  and coil  finishing  facilities.  A railroad  bridge owned by WPC connects the Ohio and West Virginia  locations,  which are separated by the Ohio
River.  A pipeline is  maintained  for the  transfer of coke oven gas for use as fuel from the coke plant to several other portions of the Steubenville  complex.
The Steubenville  complex  primarily  produces  hot-rolled  products,  which are either sold to third  parties or shipped to other of the WPC Group's  facilities for further processing into value-added products.

            The  following  table  lists the other  principal  plants of the WPC
Group and the annual capacity of the major products produced at each facility:

LOCATION AND OPERATIONS                         CAPACITY TONS/YEAR       MAJOR PRODUCTS

Allenport, Pennsylvania:
    Continuous pickler, tandem mill,
    temper mill and annealing lines.............       950,000         Cold-rolled sheets
Beech Bottom, West Virginia:
    Paint line..................................       120,000         Painted steel in coil form
Martins Ferry, Ohio:
Temper mill, zinc coating lines.................       750,000         Hot-dipped galvanized sheets and coils
Yorkville, Ohio:
    Continuous pickler, tandem mill,
        temper mills and annealing lines........       660,000         Black plate and cold-rolled sheets

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
Colorado; Bradenton, Florida; Fallon, Nevada; and Rankin, Pennsylvania.

            The WPC Group maintains regional sales offices in Atlanta,  Chicago,
Detroit,  Philadelphia,  Pittsburgh and its corporate  headquarters in Wheeling,
West Virginia.

ITEM 3.           LEGAL PROCEEDINGS

THE WHX GROUP

HANDY & HARMAN

            On or about April 3, 2000, a civil action was commenced  under Title
3 of the United States Code ss.3729 et seq.  (False Claims Act) entitled  United
States of America,  ex rel.  Patricia  Keehle v. Handy & Harman,  Inc. (sic) and
Strandflex,  a Division of Maryland Specialty Wire, Inc.  ("Strandflex")  (Civil
Action No. 5:99-CV-103).  The substantive allegations in the complaint relate to the alleged improper testing and certification of certain wire rope manufactured at the  Strandflex  plant during the period  1992-1999 and sold as MILSPEC wire.
The United  States  Attorney's  office also  conducted a criminal  investigation
relating  to  this  matter  and   Strandflex   was  a  target  of  the  criminal
investigation  under title 18 of the United States Code ss.287 (Submitting False
Claims)  with the focus of the  investigation  being  whether  wire rope sold to government  agencies,  either  directly or  indirectly,  was  misrepresented  by
Strandflex as meeting MILSPEC  specifications.  H&H entered into discussion with the United States  Attorney to seek a negotiated  settlement of all criminal and civil claims. Those discussions resulted in a settlement agreement dated May 24,
2001, pursuant to which all civil and criminal claims were resolved as follows:

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

SEC ENFORCEMENT ACTION

            On June 25, 1998,  the Securities  and Exchange  Commission  ("SEC")
instituted an administrative proceeding against the Company alleging that it had violated  certain SEC rules in  connection  with the tender  offer for  Dynamics
Corporation of America ("DCA") commenced on March 31, 1997 through the Company's wholly-owned subsidiary,  SB Acquisition Corp. ("Offer"). The Company previously disclosed that the SEC intended to institute this proceeding.  Specifically, the
Order Instituting  Proceedings  ("Order") alleges that, in its initial form, the
Offer  violated the "All Holders Rule," Rule  14d-10(a)(1)  under the Securities
Exchange  Act of 1934,  as  amended  ("Exchange  Act"),  based on the  Company's inclusion  of a "record  holder  condition"  in the Offer.  No  shareholder  had tendered any shares at the time the  condition  was removed.  The Order  further alleges that the Company violated Rules 14d-4(c) and 14d-6(d) under the Exchange
Act upon expiration of the Offer, by allegedly  waiving  material  conditions to the Offer without prior notice to shareholders and purchasing the  approximately
10.6% of DCA's  outstanding  shares tendered pursuant to the offer. The SEC does not claim that the Offer was intended to or in fact defrauded any investor.

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

BANKRUPTCY FILING

            On November 16, 2000, the WPC Group filed petitions for relief under
Chapter 11 of the Bankruptcy Code in the United States  Bankruptcy Court for the
Northern District of Ohio. The WPC Group commenced the Chapter 11 cases in order to  restructure  their  outstanding  debts and to  improve  their  access to the additional  funding that the WPC Group needs for its continued  operations.  The
WPC Group is in possession of its  properties and assets and continues to manage its businesses with its existing directors and officers as debtors-in-possession subject to the supervision of the Bankruptcy  Court.  WPSC and the other members of the WPC Group are authorized to operate their businesses,  but may not engage in transactions outside of the normal course of business without approval, after notice and hearing,  of the Bankruptcy Court. In the Bankruptcy  Filing, the WPC
Group may, with Bankruptcy Court approval,  sell assets and settle  liabilities, including for amounts other than those reflected in WPC's financial  statements.
The  administrative  and  reorganization  expenses resulting from the Bankruptcy
Filing  will  unfavorably  affect  results  of the WPC Group.  Moreover,  future results may be adversely affected by other claims and factors resulting from the
Bankruptcy Filing. For additional information concerning these developments, see
Item 7 - Management's Discussion and Analysis of Financial Condition and Results
of Operations and Notes 2, 10, and 11 to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

            WPC,  as  are  other   industrial   manufacturers,   is  subject  to
increasingly  stringent standards relating to the protection of the environment.
In order to facilitate  compliance with these environmental  standards,  WPC has incurred capital expenditures for environmental control projects aggregating $.8 million,  $3.4 million and $7.7 million for 2001, 2000, 1999  respectively.  WPC anticipates  spending  approximately  $19.5  million in the  aggregate  on major environmental  compliance projects through the year 2004,  estimated to be spent as follows: $9.7 million in 2002, $6.1 million in 2003 and $3.7 million in 2004.
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
("Superfund")  or similar state statutes at several waste sites.  WPC is subject to joint and several liability  imposed by Superfund on potentially  responsible parties.  Due to the technical and regulatory  complexity of remedial activities and the difficulties  attendant to identifying  potentially  responsible parties and allocating or determining  liability among them, WPC is unable to reasonably estimate the ultimate  cost of compliance  with  Superfund  laws.  WPC believes, based upon information currently available,  that its liability for clean-up and remediation  costs in connection with the Buckeye  Reclamation  Landfill will be between  $1.5  million  and $2 million.  At four other  sites  (MIDC  Glassport,
Breslube  Penn,  Four County  Landfill  and Beazer) WPC  estimates  the costs to approximate $500,000. WPC is currently funding its share of remediation costs.

            The Clean Air Act  Amendments  of 1990  ("Clean  Air Act")  directly affect the operations of many of WPC's facilities,  including coke ovens. WPC is currently  operating in  compliance  with the  provisions  of the Clean Air Act.
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

            In  June  1995,  the  EPA  informally  requested  corrective  action affecting other areas of the Follansbee facility.  The EPA sought to require WPC to perform a site  investigation of the Follansbee plant. WPC actively contested the EPA's jurisdiction to require a site investigation,  but subsequently agreed to comply with a final  administrative  order  issued by the EPA in June 1998 to conduct a Resource Conservation and Recovery Act ("RCRA") Facility Investigation
("RFI") to determine the nature and extent of soil and groundwater contamination and appropriate clean up methods. WPC anticipates spending up to $0.2 million in year  2002 for  sampling  at the  site.  It is also  expected  that  remediation measures will be necessary.  Such measures  could commence as early as 2003 with the  expenditure  of $1.0  million  or more.  Until  the EPA  responds  to WPC's investigation  report,  the  full  extent  and  cost of  remediation  cannot  be ascertained.

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

            In March  1993,  the EPA  notified  WPC of Clean Air Act  violations alleging  particulate  matter  and  hydrogen  sulfide  emissions  in  excess  of allowable  concentrations  at WPC's  Follansbee coke plant. In January 1996, the
EPA and the Company  entered  into a consent  decree.  Although WPC has paid the civil penalties due pursuant to the terms of the consent  decree,  WPC continues to accrue stipulated  penalties to such consent decree. As of December 2001, WPC has accrued stipulated penalties of approximately $4.5 million.

            In June 1999, the Ohio Attorney  General filed a lawsuit against WPC alleging  certain  hazardous  waste  law  violations  at  its  Steubenville  and
Yorkville,  Ohio  facilities  and certain water  pollution law violations at the
Company's  Yorkville,  Ohio facility relating  primarily to the alleged unlawful discharge of spent  pickle  liquor.  The lawsuit  contains  forty-four  separate counts and seeks  preliminary  and  permanent  injunctive  relief in addition to civil penalties. Settlement negotiations with Ohio EPA are on-going and Ohio EPA has demanded a civil penalty of $200,000.

            As part of WPC's effort to resolve disputed  enforcement issues with
Ohio EPA  ("OEPA")  and the  Ohio  Attorney  General  related  to the June  1999 lawsuit,  WPC agreed to file a plan for closure of a spent pickle liquor storage
transfer  system  at  WPC's   Yorkville,   Ohio  plant.   OEPA  made  unilateral
modifications to the plan that imposed  significant  additional  requirements on
WPC. WPC timely appealed the plan as modified to the Ohio  Environmental  Review
Appeals  Commission  ("ERAC")  on  July  9,  1999,  challenging  the  additional requirements  imposed by OEPA. Pursuant to ongoing settlement  discussions,  WPC subsequently agreed to submit a revised closure plan. OEPA again made unilateral
modifications   to  the  revised  plan  that  imposed   significant   additional
requirements  on WPC.  WPC timely  appealed  the revised plan as modified to the
ERAC on May 25, 2000,  challenging  OEPA's  authority  to impose the  additional
requirements.   WPC  withdrew  both  plans  in  December  2000,  and  settlement negotiations with respect to both appeals are on going.

            In January 1998, the Ohio Attorney  General  notified WPC of a draft consent  order and  initial  civil  penalties  in the amount of $1  million  for various air violations at its Steubenville  and Mingo Junction,  Ohio facilities occurring from 1992 through 1996. In November 1999,  OEPA and WPC entered into a consent  decree  settling  the  civil  penalties  related  to  this  matter  for approximately  $250,000.  The consent  decree also  obligates WPC to pay certain stipulated  penalties for future air  violations.  As of December 31, 2001,  the total  stipulated  penalty amount is $134,000.  An additional  $78,000 is due on demand by OEPA for a supplemental environment project withdrawal by WPC.

            WPC  has  experienced  discharges  of oil  through  NPDES  permitted outfalls at its Mingo Junction,  Ohio and Allenport,  Pennsylvania  plants.  WPC spent  approximately  $3.0  million in each of 2001 and 2000,  respectively,  to investigate  and clean up oil spills at its Mingo Junction,  Ohio facility.  WPC spent approximately $2 million to install a slip-lined pipe in an existing sewer at its Mingo  Junction,  Ohio facility.  WPC has not yet received any notices of violation from the regulatory agencies for such oil spills.

            On  November  8, 2000,  the EPA issued a  Unilateral  Administrative
Order ("UAO"),  under alleged authority of Clean Water Act ss.311, to compel WPC to abate alleged oil discharges at its Mingo Junction plant,  undertake remedial actions,  and reimburse certain expenses of the United States.  WPC responded to the UAO, and the EPA has expressed  interest in resolving these issues through a consent order. No further  enforcement  actions have been initiated  against WPC for any alleged oil discharges at its Mingo Junction, Ohio plant.

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

            On May 12,  2000,  the West  Virginia  Department  of  Environmental
Protection ("WVDEP") issued a Unilateral Order requiring that WPC remove certain seal tar  deposits  from the bed of the Ohio  River.  WPC  timely  appealed  the
Unilateral  Order to the West Virginia  Environmental  Quality Board on June 13,
2000.  WPC and  WVDEP  subsequently  entered  into a  Consent  Order on or about
September 12, 2000, and the appeal was withdrawn.  Under the consent Order,  WPC
has  agreed  to  undertake  certain  actions  by  particular  dates,   including
monitoring,  development of work plans, and removal of certain coal tar deposits from the bed of the Ohio River. WPC anticipates  spending up to $300,000 in year
2002 to undertake actions under the Consent Order.

            WPC is aware of potential  environmental  liabilities resulting from operations, including leaking underground and aboveground storage tanks, and the disposal and storage of residuals on its property.  Each of these  situations is being assessed and remediated in accordance with regulatory requirements.

             WPC's non-current accrued  environmental  liabilities totaled $19.0 million  and  $17.1  million  at  December  31,  2001  and  December  31,  2000, respectively.  These  accruals were  initially  determined by WPC,  based on all
available   information.   As  new  information  becomes  available,   including
information  provided by third parties,  and changing laws and  regulation,  the liabilities

are reviewed and the accruals adjusted quarterly. WPC Management believes, based on its best estimate,  that WPC has adequately  provided for  remediation  costs that  might be  incurred  or  penalties  that  might be  imposed  under  present environmental laws and regulations.

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

                  None.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                  HOLDER MATTERS

            The number of shares of Common  Stock issued and  outstanding  as of
March 18, 2002 was 16,087,428. There were approximately 11,449 holders of record of Common Stock as of March 18, 2002. In 1999, the Company purchased 3.6 million shares of Common Stock in open market  purchases.  The  repurchased  shares have been  retired.  There were no  purchases  of Common Stock made by the Company in
2001 and 2000.

                 The prices set forth in the following  table represent the high and low sales prices for the Company's Common Stock:

                                                              Common Stock
                                                              ------------
                                                          High            Low
                                                          ----            ---

2001
First Quarter                                        $    1.71          $  .81
Second Quarter                                            1.98            1.01
Third Quarter                                             2.25            1.16
Fourth Quarter                                            1.79            1.30

2000
First Quarter                                           $ 8.94          $ 6.50
Second Quarter                                            8.69            5.31
Third Quarter                                             5.94            1.13
Fourth Quarter                                            2.56            0.69

                  Pursuant  to the terms of the  Supplemental  Indenture  to the
Company's 10 1/2% Senior Notes,  the Company is prohibited from paying dividends on its Common  Stock or  Preferred  Stock  until after  October 1, 2002,  at the earliest (see Note 8 to the Consolidated Financial  Statements).  The Company is
further prohibited from paying dividends on its Common Stock during such time as the full cumulative dividends on the Preferred Stock have not been paid.

                  Dividends on the Preferred  Stock have not been paid since the dividend  payment of October 1, 2000.  The  holders of the  Preferred  Stock are eligible to elect two  directors to the  Company's  Board of Directors  upon the
Company's  failure  to pay  six  quarterly  dividend  payments,  whether  or not consecutive.  The next  regularly  scheduled  dividend  payment date is April 1,
2002.  If the  dividend  is not  paid,  this date  would be the  sixth  dividend non-payment.  As stated above,  the Company

is  prohibited  by the  Supplemental  Indenture to its 10 1/2% Senior Notes from making such dividend  payment.  Accordingly,  following  April 1, 2002, upon the non-payment of the Preferred Stock dividend,  the holders of the Preferred Stock will have the right to elect two directors to the Company's Board of Directors.

ITEM 6.                SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL                                                     WHX CORPORATION
(THOUSANDS OF DOLLARS)
                                                     2001         2000(A)         1999         1998(B)       1997(C)
                                                ------------  -------------  -------------  ------------  -----------
Profit and Loss:
Net sales                                         $ 620,522    $ 1,745,459    $ 1,764,699   $ 1,690,846    $ 662,307
Cost of products sold (excluding
   depreciation and amortization)                   505,657      1,510,325      1,487,441     1,425,920      740,933
Depreciation and amortization                        28,906         98,777        104,856        96,870       49,445
Selling, administrative and general expense          79,382        142,373        137,615       116,840       68,190
Special charge                                            -              -              -             -       92,701
                                                ------------  -------------  -------------  ------------  -----------
Operating income (loss)                               6,577         (6,016)        34,787        51,216     (288,962)
Interest expense on debt                             48,905         86,222         87,851        78,096       29,047
Gain on sale of interest in Wheeling-Downs           88,517              -              -             -            -
Other income/(expense)                               10,604        (15,207)        30,800        89,696       50,668
                                                ------------  -------------  -------------  ------------  -----------
Income (loss)  before taxes                          56,793       (107,445)       (22,264)       62,816     (267,341)
Tax provision (benefit)                             (31,971)        73,600         (6,430)       23,386      (93,569)
                                                ------------  -------------  -------------  ------------  -----------
Income (loss)  before extraordinary items            88,764       (181,045)       (15,834)       39,430     (173,772)
Extraordinary items-net of tax                       12,357              -            896         2,241      (25,990)
                                                ------------  -------------  -------------  ------------  -----------
Net income (loss)                                   101,121       (181,045)       (14,938)       41,671     (199,762)
Preferred stock dividends                            19,329         20,607         20,608        20,608       20,657
                                                ------------  -------------  -------------  ------------  -----------
Net income (loss)  available to
common stock                                       $ 81,792     $ (201,652)     $ (35,546)     $ 21,063   $ (220,419)
                                                ============  =============  =============  ============  ===========
BASIC INCOME (LOSS)  PER SHARE:
Income (loss)  before extraordinary items            $ 4.63       $ (14.10)       $ (2.30)       $ 1.04      $ (8.83)
Extraordinary items-net of tax                         0.82              -           0.06          0.12        (1.18)
                                                ------------  -------------  -------------  ------------  -----------
Net income (loss)  per share                         $ 5.45       $ (14.10)       $ (2.24)       $ 1.16     $ (10.01)
                                                ============  =============  =============  ============  ===========
Average number of common shares
outstanding (in thousands)                           15,011         14,304         15,866        18,198       22,028
FINANCIAL POSITION:
Cash, cash equivalents and short term
   investments, net of short term
   borrowings                                     $ 141,812       $ 74,516      $ 174,590     $ 230,584    $ 305,934
Working capital                                     246,803        196,698        294,276       408,878      329,372
Property, plant and equipment-net                   171,024        173,790        816,501       819,077      738,660
Plant additions and improvements                     15,200        128,544        104,035        48,250       36,779
Total assets                                        985,023        913,516      2,673,566     2,712,084    2,061,920
Long-term debt                                      454,359        504,983        847,720       893,356      350,453
Stockholders' equity                                256,424        174,996        377,471       446,512      453,393
NUMBER OF STOCKHOLDERS OF RECORD:
Common                                               11,440         11,520         11,666        11,915       12,273
Series  A Convertible Preferred                          34             36             32            31           42
Series  B Convertible Preferred                          61             73             74            69           79
EMPLOYMENT
Employment costs                                  $ 152,321      $ 414,842      $ 443,333     $ 394,701    $ 204,004
Average number of employees                           2,905          7,270          7,535         7,470        4,420

(a)  Includes the results of WPC for the period January 1, 2000 through November
     16, 2000.
(b)  Includes  the  results  of Handy & Harman  for the  period  April 13,  1998 through December 31, 1998.
(c)  The financial  results of the Company for 1997 were  adversely  affected by the WPC strike.

NOTES TO FIVE-YEAR STATISTICAL SUMMARY

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

            On November 16, 2000 the Company's WPC Group filed petitions seeking reorganization  under  Chapter  11 of Title 11 of the United  States  Bankruptcy
Code,  resulting in a non-cash  charge of $133.8  million to provide a valuation reserve against previously  recorded net deferred tax assets. As a result of the
Bankruptcy  Filing (see Note 2 to the Consolidated  Financial  Statements),  the
Company has, as of November 16, 2000,  deconsolidated  the balance  sheet of its
wholly  owned  subsidiary  WPC.  As  a  result  of  such  deconsolidation,   the
accompanying  consolidated  balance  sheet at December 31, 2000 does not include any of the assets or liabilities of WPC and the  accompanying  December 31, 2000
Profit  and Loss data  includes  the  operating  results  of WPC for the  period
January 1, 2000 through November 16, 2000.

            During  2001 and 2000,  the Company  did not make any  purchases  of
Common or Preferred  Stock.  During 1999,  1998 and 1997, the Company  purchased
3,594,300; 1,780,307 and 5,537,552 shares of Common Stock, respectively, in open market transactions.

            During  2001,  the  Company  purchased  and  retired  $36.4  million aggregate principal amount of 10 1/2% Senior Notes in the open market, resulting in an extraordinary gain of $12.4 million net of tax.

            In December  2001,  the Company sold its interest in  Wheeling-Downs
Racing Association, Inc. for $105 million in cash and recognized a gain of $88.5 million.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Risk Factors and Cautionary Statements

            This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the  Securities  Exchange Act of 1934, as amended  ("Exchange
Act"), including, in particular,  forward-looking  statements under the headings
"Item 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations" and "Item 8. Financial  Statements and Supplementary Data." These
statements  appear in a number of places in this Report and  include  statements regarding WHX's intent,  belief or current  expectations with respect to (i) its financing  plans,  (ii) trends  affecting its financial  condition or results of operations,  (iii) the impact of  competition  and (iv) the impact and effect of the  Bankruptcy  Filing  by the WPC  Group.  The words  "expect,"  "anticipate,"
"intend," "plan,"  "believe,"  "seek,"  "estimate," and similar  expressions are intended to identify such forward-looking statements;  however, this Report also contains other forward-looking statements in addition to historical information.

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
Company's filings with the Securities and Exchange  Commission could continue to adversely affect the Company's results of operations;

                        o WHX's  senior  management  may be required to expend a
substantial  amount of time and effort  dealing with issues arising from the WPC
Group's Bankruptcy Filing,  which could have a disruptive impact on management's ability to focus on the operation of its businesses;

                        o  In  connection  with  the  Bankruptcy   Filing,   WHX
purchased  $30.5  million of the  senior  secured  term loan  portion of the DIP
Credit Agreement  provided to the WPC Group. In addition,  at December 31, 2001,
WHX had  balances  due from WPSC  totaling  $8.4  million in the form of secured advances and  liquidity  support.  There can be no assurance  that the WPC Group will be able to repay these loans and advances in full.

                        o Due to the  Bankruptcy  Filing,  the operations of the
WPC Group are  subject to the  jurisdiction  of the  Bankruptcy  Court and, as a result,  WHX's  access  to the  cash  flows  of the  WPC  Group  is  restricted.
Accordingly,  the WHX Group will have to fund its  operations  and debt  service obligations without access to the cash flow of the WPC Group beyond 2002;

                        o  The  WPC  Group  has  a  large  net  operating   loss
carryforward  due to prior losses and continues to incur losses.  WPC is part of the Company's  consolidated  tax group.  In accordance with federal tax laws and
regulations,   WPC's  tax  attributes   have  been  utilized  by  the  Company's
consolidated group to reduce its consolidated federal tax obligations. Depending on the final outcome of the WPC Group's  Bankruptcy  Filing, the WPC Group's tax
attributes may no longer be available to the WHX Group;

                        o Various  subsidiaries of the WPC Group  participate in
the pension  plan  sponsored  by the  Company.  While such pension plan is fully funded at December 31, 2001, there can be no assurance that the plan will remain fully funded.  Various  developments could adversely affect the funded status of the plan.  Such  developments  include  (but are not limited to): (a) a material reduction  in the  value  of the  pension  assets;  (b) a  change  in  actuarial assumptions relating to asset accumulation and liability discount rates; and (c)
events  triggering early  retirement  obligations such as plant shutdowns and/or large scale hourly workforce  reductions resulting from the Bankruptcy Filing or otherwise.  WHX has also agreed to be  contingently  liable for a portion of the
OPEB  Obligations (as defined  below),  subject to certain  conditions.  Funding obligations,  if they  arise,  may have an  adverse  impact  on the WHX  Group's liquidity.  WPC Group's ability to maintain its current operating configurations and levels of permanent  employment  are dependent  upon its ability to maintain adequate  liquidity.  There can be no assurances that the WPC Group will be able to maintain adequate resources;

                        o Various  members  of the WPC Group have  existing  and
contingent   liabilities   relating   to   environmental   matters,    including
environmental capital expenditures, costs of remediation and potential fines and penalties  relating to possible  violations of national and state  environmental laws. In the event the WPC Group is unable to fund these liabilities, claims may be made against WHX for payment of such liabilities;

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
to their customers.

            On November 17, 2000, the  Bankruptcy  Court granted the WPC Group's motion to approve a $290 million  Debtor in Possession  Credit  Agreement  ("DIP
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
amount of up to $255 million.  On January 2, 2002,  the WPC Group  requested and received a reduction in the revolving loans, swing loans and letter of credit to a  maximum  aggregate  amount  of up to $175  million.  In  connection  with the
Bankruptcy  Filing,  WHX had  guaranteed $30 million of the term loan portion of the DIP Credit  Agreement ("Term Loan") and deposited in a pledged asset account
$33 million of funds in support of such guaranty.  Effective as of June 1, 2001,
WHX purchased a participation  interest  comprising an undivided interest in the
Term Loan in the amount of $30 million,  plus  interest  accrued but not paid on such  amount of the Term  Loan  through  June 1,  2001.  Concurrently  with such transaction,  WHX's guaranty of $30 million of the Term Loan described above was terminated and the $33 million of funds previously  deposited in a pledged asset account in support of such  guaranty  were released to WHX. WHX paid to Citibank
$30.5 million of such deposited funds to purchase WHX's  participation  interest in the Term Loan.

            WPC  borrowings  outstanding  under  the  DIP  Credit  Facility  for revolving  loans totaled  $127.2 million and $123.9 million at December 31, 2001 and 2000,  respectively.  The weighted-average  interest rates on the DIP Credit
Facility for revolving loans were 7.4% and 10.1% in 2001 and 2000, respectively.
Term loans under the DIP Credit Facility totaled $34.4 million and $35.1 million at December 31, 2001 and 2000,  respectively.  At March 23,  2002,  availability under the DIP Credit Facility was $4.6 million.  The DIP Credit Facility expires
on  the  earlier  of  November  17,  2002  or  the   completion  of  a  Plan  of
Reorganization.  WPC  intends  to have  completed  a Plan of  Reorganization  by
November 16, 2002. If a Plan of  Reorganization  is not  completed by then,  WPC will pursue an extension of or a replacement of the current DIP Credit Facility.
There can be no guarantee that this will occur.

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
exclusive  filing period has been extended most recently until April 25, 2002 by
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
plans of reorganization.

            During the period January 1, 2001 through December 31, 2001, the WPC
Group  incurred  a net loss of $172.2  million,  which is not  reflected  in the
Company's December 31, 2001 consolidated results of operations.

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented  its  investment in the WPC Group.  In addition to this  investment,
WHX,  on  November  17,  2000,   guaranteed  $30  million  of  the  WPC  Group's
debtor-in-possession  term loan.  Such guaranty was  terminated  effective as of
June 1, 2001 concurrently with WHX's purchase of a participation interest in the
Term Loan as discussed  above.  The  recognition  of the WPC Group's net loss of
$176.6 million, in the year 2000, has eliminated the investment's carrying value
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
29, 2001. Pursuant to the terms of the Settlement  Agreement certain outstanding claims among the parties thereto were resolved,  including  without  limitation, all  inter-company  receivables  and payables  between the WHX Group and the WPC
Group.

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
The PCC  agreement  includes a one-year  repurchase  option for the seller.  The repurchase price is $15 million plus the sum of  environmental  expenditures and capital expenditures made by the Company. In addition, the repurchase price will be adjusted for any changes in working capital.

               As a result of the total cash  payments of $32 million to the WPC
Group  by  WHX,  all  intercompany   receivables  and  liabilities  (except  for
commercial  trade  transactions)  including the liability for redeemable  common stock were settled.  In addition,  WHX recorded the fair value of the net assets of PCC of $5.4 million.

              On  October  22,  2001,  the  Bankruptcy  Court  entered an order
("October Order"),  approving several transactions intended, among other things, to  provide  the WPC Group with  additional  liquidity.  As part of the  October
Order,  the Bankruptcy Court approved a Memorandum of Understanding by and among the Company,  Wheeling-Pittsburgh Corporation ("WPC"), Wheeling-Pittsburgh Steel
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5 million  of  liquidity  support  (part of which consisted of secured  financing  terms) during the period from the Order through
January 31, 2002, (2) if certain conditions are met, an additional $2 million of secured  loans (for an aggregate of $7 million)  and the  maintenance  of the $5 million of liquidity support referred to above,  during the period from February
1, 2002 through March 31, 2002, (the  conditions  were not met,  accordingly the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution  to a new WPSC  defined  benefit  pension  plan  contingent  upon a confirmed WPSC Chapter 11 plan of reorganization.  Through December 31, 2001 WHX had advanced $5.0 million of the secured loans and up to $5.5 million of secured financing.  At  December  31,  2001 the  outstanding  balance  of these  secured advances was $5.0 million and $3.4 million of liquidity support.

            The October Order also approved a Supplemental  Agreement  among the members  of the WPC Group and WHX under  which all of the  extensions  of credit referred to in the preceding paragraph are granted  super-priority  claim status in WPSC's Chapter 11 case and are secured by a lien on substantially  all of the assets of WPSC,  junior to the  liens,  security  interests  and  super-priority claims of the lenders to WPSC under the DIP Credit  Agreement.  The Supplemental
Agreement  also  provides,  among other things,  that WHX may sell,  transfer or dispose  of the  stock of WPC free from the  automatic  stay  imposed  under the
Bankruptcy  Code,  and under  specified  circumstances  requires  WPC to support certain changes to the WHX Pension Plan.

            Additionally,  the October Order  approved the terms of the Modified
Labor Agreement  ("MLA") by and among WPC, WPSC and the USWA. WHX is not a party to the MLA. The MLA modifies the current WPSC collective bargaining agreement to provide for, among other things,  immediate  reductions in wages and the cost of providing  medical  benefits to active and  retired  employees  in exchange  for improvement in wages and pension  benefits for hourly employees upon a confirmed
WPSC  Chapter  11 plan  of  reorganization.  The MLA is part of a  comprehensive support arrangement that also involves concessions from WPSC salaried employees,
WPSC's vendors and other constituencies in the Chapter 11 proceedings.

            In January  2002,  WPSC  finalized  a financial  support  plan which included a $5 million loan from the state of West Virginia, a $7.2 loan from the state of Ohio,  $10 million in advance by the Unimast  segment for future  steel purchases,  a portion of which shall be  delivered  on or before March 31, 2002, and additional wage and salary deferrals from WPSC union and salaried employees.

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
Group future cash  obligations to or on behalf of the WPC Group would be minimal to none (other than the $25.0 million pension  contribution  referred to above).
It is also  possible  that none of the above  outcomes  would  occur and the WPC
Group may shut down a number of their operations. According to WHX's preliminary evaluation of potential  pension  obligations,  if a partial shutdown of the WPC
Group's  operations  were to occur in the immediate  future WHX's  liability for early retirement  pension benefits could range from approximately $80 million to
$100 million.  It is also possible that the WPC Group could cease  operations in their entirety and this liability would then be significantly greater.  However, management does not believe this occurrence is likely. Under current pension law and regulations  based on the WHX's analysis of the current funded status of the pension  plan, if a partial  shutdown  were to occur after January 1, 2002,  the cash funding obligations related to such partial shutdown would likely not begin until 2003 and would extend over several  years.  Such cash funding  obligations would have a material  adverse impact on the liquidity,  financial  position and capital  resources  of WHX.  WHX's  funding  obligation  and the  impact  on its liquidity,  financial  position  and capital  resources  could be  substantially reduced or eliminated if (1) a partial shutdown,  if it occurs, were to occur at such a time that the fair market value of the assets of the plan approximates or exceeds the plan's liabilities (including the early retirement benefits),  (2) a shutdown were to occur gradually over several years or (3) the number of the WPC
Group's  operations  shut down were less than those  assumed in  estimating  the above-mentioned amounts.

            In  connection  with past  collective  bargaining  agreements by and between  the WPC Group  and the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"), the WPC Group is obligated to provide certain medical insurance,  life insurance,  disability  and  surviving  spouse  retirement  benefits  to retired employees and their dependents ("OPEB  Obligations").  WHX is not a signatory to any of these agreements.  However,  WHX has separately agreed to be contingently liable for a portion of the OPEB obligations.  WHX's contingent obligation would be  triggered  in the event that the WPC Group were to fail to satisfy  its OPEB
Obligations.  WHX's  contingent  obligation is limited to 25% of the Accumulated
Post-Retirement Benefit Obligation with respect to the WPC Group's employees and retirees  represented  by the USWA. The total OPEB  Obligation  disclosed in the
Wheeling Pittsburgh Steel Corporation's December 31, 2001 Consolidated Financial
Statements amounted to $307.1 million.  WHX has estimated that approximately 85%
of employees and retirees  entitled to such OPEB  obligations are represented by the USWA.

            WHX's contingent obligation exists only so long as (1) a majority of the directors of WPSC or WPC are affiliated with WHX; (2) WHX controls the Board of  Directors  of WPSC or WPC through  appointment  or election of a majority of such directors;  or (3) WHX,  through other means,  exercises a level of control normally associated with (1) or (2) above.

OVERVIEW

              WHX is a holding  company  that has been  structured  to invest in and/or  acquire a diverse group of businesses on a  decentralized  basis.  WHX's primary businesses currently are: H&H, a diversified manufacturing company whose strategic business segments  encompass,  precious metal plating and fabrication, specialty wire and tubing,  and  engineered  materials;  and Unimast,  a leading manufacturer  of steel framing and other products for commercial and residential construction;  WHX's  other  business  consists  of  WPC  and  its  subsidiaries including  WPSC, a vertically  integrated  manufacturer  of value-added and flat rolled steel products which sought bankruptcy protection in November 2000.

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

The following table presents  information  about reported segments for the years ended December 31:

(in thousands)
                                                             ---------------   -----------------  ----------------
                                                                   2001               2000              1999
                                                             ---------------   -----------------  ----------------
Revenue

   H&H Precious Metal                                             $ 168,308           $ 237,426         $ 233,695
   H&H Wire & Tubing                                                133,621             158,008           158,948
   H&H Engineered Materials                                          74,333              73,412            75,696
   Unimast                                                          244,260             239,276           226,993
                                                             ---------------   -----------------  ----------------
           Sub total                                                620,522             708,122           695,332
   WPC Group                                                              -           1,050,590         1,117,744
                                                             ---------------   -----------------  ----------------
        Total segment revenue                                       620,522           1,758,712         1,813,076
   Intersegment revenue                                                   -             (13,253)          (48,377)
                                                             ---------------   -----------------  ----------------
           Consolidated revenue                                   $ 620,522         $ 1,745,459       $ 1,764,699
                                                             ===============   =================  ================

Segment operating income
   H&H Precious Metal                                               $ 7,982            $ 22,129          $ 22,747
   H&H Wire & Tubing                                                  3,407              13,862            15,737
   H&H Engineered Materials                                           6,285               7,698             9,413
   Unimast                                                           14,239              15,926            19,499
                                                             ---------------   -----------------  ----------------
           Sub total                                                 31,913              59,615            67,396
   WPC Group                                                              -             (50,035)          (17,052)
                                                             ---------------   -----------------  ----------------
                                                                     31,913               9,580            50,344
Unallocated corporate expenses                                       16,457               6,154             6,872
Goodwill amortization                                                 8,879               9,442             8,685
                                                             ---------------   -----------------  ----------------

    Operating income                                                  6,577              (6,016)           34,787

Interest expense                                                     48,905              86,222            87,851
Gain on sale of Wheeling Downs                                       88,517                   -                 -
Other income (expense)                                               10,604             (15,207)           30,800
                                                             ---------------   -----------------  ----------------

         Income (loss) before taxes and extraordinary item           56,793            (107,445)          (22,264)

Income tax expense (benefit)                                        (31,971)             73,600            (6,430)
                                                             ---------------   -----------------  ----------------

          Income (loss) before extraordinary item                    88,764            (181,045)          (15,834)

Extraordinary item-net of tax                                        12,357                   -               896
                                                             ---------------   -----------------  ----------------
          Net income (loss)                                       $ 101,121          $ (181,045)        $ (14,938)
                                                             ===============   =================  ================

2001 COMPARED TO 2000

            The Bankruptcy Filing and the resultant deconsolidation of WPC as of
November  16, 2000 have  affected  comparisons  between  year 2001 and year 2000 results.

            Sales in 2001 were  $620.5  million  compared  with $1.7  billion in
2000,  which  included WPC Group sales of $1.0 billion.  Excluding the WPC Group sales,  net sales for 2001  declined  $87.6  million.  Sales  decreased by $69.1 million at the H&H Precious  Metal  Segment and $24.4  million at the H&H Wire &
Tubing Segment.  Sales increased by $0.9 million at the H&H Engineered Materials
Segment and $5.0 million at the Unimast Segment.

            Operating  income for 2001 was $6.6 million compared to an operating loss of $6.0  million in 2000.  WPC Group  reported an  operating  loss of $50.0 million  in 2000.  Operating  income at the  remaining  four  reported  segments declined  from  $59.6  million  in 2000 to $31.9  million  in 2001.  Unallocated corporate expenses increased from $6.2 million to $16.5 million. The increase is primarily due to legal and professional  fees due to the WPC bankruptcy,  and to costs and expenses no longer  allocated to the WPC  Segment,  including  pension expense of $4.5 million.

            Interest expense in 2001 decreased by $37.3 million to $48.9 million from $86.2 million in 2000.  After excluding WPC Group interest of $34.1 million in the 2000 period, interest expense decreased by $3.2 million. Handy & Harman's interest expense  decreased from $18.6 million in 2000 to $16.0 million in 2001, reflecting lower  borrowings and lower interest rates.  Unimast interest expense increased  by $0.1  million  from  $2.3  million  in 2000 to $2.4 in 2001 due to increased  borrowings related to the purchase of certain assets of PCC offset by lower interest rates.  The remaining $0.7 million decline in interest expense is related  to the early  retirement  of $36.4  million  of 10 1/2 % Senior  Notes, offset by increased amortization of consent fees.

            Other income was $10.6 million for 2001 compared to $15.2 million of expense for 2000.  The income in 2001 was  primarily  related to income from WHX
Entertainment  of $15.0 million and net investment  losses of $4.4 million.  The
2000 period loss  included  net  investment  losses of $17.2  million,  minority interest  expense of $2.2  million,  other  expenses of $6.5  million  including losses  related to the WPC Group,  and income  from WHX  Entertainment  of $10.7 million.

            In  December  2001,  WHX  Entertainment  sold  its 50%  interest  in
Wheeling Downs Racing Association,  Inc. for $105 million in cash,  resulting in an $88.5 million pre-tax gain. In 2002, WHX has used a portion of these proceeds to purchase and retire $82.5 million aggregate  principal amount of Senior Notes in the open market for $50.6  million as of March 21,  2002.  As a result of the
Senior Notes purchased and retired, in 2002 and 2001, cash interest expense will be reduced by $12.5 million annually.

            In 2001, the effective tax rate,  excluding  extraordinary items, is
56.3%, which reflects a tax benefit of $32.0 million on $56.8 million of pre-tax income. As a result of the termination of the Tax Sharing Agreement with the WPC
Group, the Company recognized the benefit of the WPC Group's current year losses to offset taxable income from WHX's other operations.  The Company was also able
to  recognize   additional   benefits  from  net  operating  losses   previously
unavailable to the Company.

            The 2000 tax  provision  included  a  reversal  of $25.3  million of provisions  for prior year taxes that are no longer  required.  In  addition,  a non-cash  charge of $133.8  million  was made to  provide  a  valuation  reserve against  previously  recognized  net  deferral  tax  assets  as a result  of the
November 16, 2000 Bankruptcy Filing.

            The extraordinary item of $19.0 million ($12.4 million after tax) in
2001  reflects  the gain on the early  retirement  of $36.4  million  of 10 1/2%
Senior Notes.

            Net income for 2001  amounted to $101.1  million or $3.21 income per share of common stock after  adjusting for preferred stock dividends as compared to a net loss of $181.0  million or $14.10 loss per share of common  stock after adjusting for preferred dividends.

            The comments that follow  compare  revenues and operating  income by operating segment for the years ended 2001 and 2000:

Handy & Harman Precious Metal
-----------------------------

            Sales for the Precious  Metals  Segment  decreased  $69.1 million to
$168.3 million.  Approximately 20% of the sales decrease was attributable to the decline in the market price of precious  metals,  29% was due to the dissolution of a fully  consolidated  joint venture as of December 31, 2000, which had $19.9 million in sales and $7.4 million operating income (at 100%) in fiscal 2000, and the balance of the  decrease was  primarily  due to the slowdown in the economy.
Operating income  decreased $14.1 million to $8.0 million.  Included in the 2001 period  was a $3.3  million  precious  metals  lower of cost or  market  reserve established  in the first  quarter and a $0.4  million  LIFO loss on the sale of precious  metals,  partially  offset by favorable  precious  metal gains of $1.4 million.  The 2000 period  includes a bad debt reserve of $1.0  million,  a LIFO loss of $2.3  million on the sale of precious  metal,  facility  closure cost of
$0.8 million and $1.0 million of legal costs  associated with the dissolution of a precious metal plating joint venture.  Excluding these charges, the LIFO loss, and the favorable precious metal gains, operating income decreased $17.0 million due to the dissolution of a fully consolidated  joint venture,  as stated above, and the slowdown in the economy.

            On January 20, 2002,  this segment's major plating  facility,  Sumco
Inc.,  located in  Indianapolis,  Indiana had severe fire damage that caused the temporary  closure  of this  facility.  The  Company  believes  it has  adequate insurance  for both the  physical  property  damage and  business  interruption.
Insurance  progress  payments of $1.0 million have been  received as of March 1,
2002. Partial resumption of operations occurred on February 11, 2002 and repairs to the building,  its  infrastructure and replacement of machinery and equipment are continuing.  Sumco Inc. will resume  complete  operations at the facility as soon as reasonably possible.

Handy & Harman Wire & Tubing
----------------------------

            Sales  for the Wire & Tubing  Segment  decreased  $24.4  million  to
$133.6  million and operating  income  declined by $10.5 million to $3.4 million
due   to   weakness   in   the   automotive,   semiconductor   fabrication   and
telecommunications  markets and startup costs on new  refrigeration  programs of approximately $3.0 million. Charges for inventory reserves of approximately $2.5
million  were  recorded  in  2001.   The  2000  period   included  a  charge  of
approximately  $2.3  million for legal and  settlement  costs for this  segments cable division.

Handy & Harman Engineered Materials
-----------------------------------

            Sales for the Engineered Materials Segment increased $0.9 million to
$74.3 million and operating income decreased $1.4 million to $6.3 million due to obsolete  and slow  moving  inventory  charges of  approximately  $0.8  million, additional expenses associated with product and market expansion activities, and lower selling prices.

Unimast
-------

            On June 29, 2001,  WHX acquired  certain  assets of PCC from the WPC
Group.  The results of  operations  of PCC are  included in the Unimast  Segment beginning  July 1, 2001.  Sales for the Unimast  Segment were $244.3  million in
2001  compared to $239.3  million in 2000,  an increase  of $5.0  million.  This increase includes $11.9 million in sales for PCC.  Excluding PCC, sales declined
$6.9  million.  This  decline in sales  dollars  reflects  an  increase in sales volume,  offset by a significant  reduction in selling prices.  Operating income for this segment  declined  from $15.9 million in 2000 to $14.2 million in 2001.
PCC  contributed  $1.6  million  in  operating  income in 2001.  Excluding  PCC, operating  income  declined by $3.3  million in 2001.  Despite  increased  sales volumes,  manufacturing  efficiencies,  and lower raw material  costs  operating income was adversely  affected by lower unit selling  prices.  In addition,  the segment  recorded a $2.0  million  reserve  for bad debts in 2001  relating to a chapter 11 bankruptcy filing of a major customer.

2000 COMPARED TO 1999

            The Bankruptcy Filing and the resultant deconsolidation of WPC as of
November  16, 2000 have  affected  comparisons  between  year 2000 and year 1999 results.

            Net sales for 2000  decreased  slightly to $1.75  billion from $1.77 billion in 1999.  Sales,  excluding  inter-segment  revenue,  decreased by $32.0 million at the WPC Group,  $0.9  million at the H&H Wire & Tubing  Segment,  and
$2.3 million at the H&H Engineered  Materials  Segment.  Sales increased by $3.7 million at the H&H  Precious  Metal  Segment  and $12.3  million at the  Unimast
Segment.

            Operating  loss  for 2000 was $6.0  million  compared  to  operating income of $34.8  million in 1999.  The WPC Group had an operating  loss of $50.0 million  in 2000  compared  to an  operating  loss of  $17.1  million  in  1999.
Operating income at the remaining four reportable  segments  declined from $67.4 million  in 1999 to  $59.6  million  in  2000.  Unallocated  corporate  expenses declined from $6.9 million in 1999 to $6.2 million in 2000.

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

            Other  income  decreased  $46.0  million  to $15.2  million of other expense in 2000,  compared to $30.8 million of other income in 1999.  The change in other income  (expenses)  is due  primarily  to declines of $18.2  million in value in the  Company's  investment  portfolio  of fixed income  securities  and marketable  equity  securities  in 2000  compared to increases in value of $29.1 million in 1999.  H&H's other expenses  increased to $3.3 million in 2000 versus
$1 million in 1999 due to earnings of  investments  in affiliates  accounted for under the equity  method of  accounting,  minority  interest  expense in a joint venture,  increased  non-operating costs from the closure of a plating facility, loss on the disposal of property, plant and equipment, the buy-out of a lease in
the   U.K.,    and   expenses    and    reserves    for   other    non-operating
facilities/businesses.  WHX Entertainment's  other income increased $3.9 million to $10.7  million in 2000,  compared to $6.8  million in 1999.  The  increase is attributable  to the 2000 expansion of the video lottery gaming  capacity at its greyhound racetrack in West Virginia.  The WPC Group's other income decreased $3 million to $2.6 million  expense in the ten and a  half-month  period of 2000 as compared to the year 1999. The decrease is due to lower equity income from joint venture  operations,  lower royalty  income earned and increased  securitization fees.

            The tax provision for 2000  increased $80 million to $73.6  million, compared to the tax benefit for 1999 of $6.4  million.  The  increase in the tax provision relates primarily to the WPC Group's non-cash charge of $133.8 million to provide a valuation  reserve against  previously  recognized net deferred tax assets as a result of the November 16, 2000 Bankruptcy Filing.

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

            The comments that follow  compare  revenues and operating  income by operating segment for the years ended 2000 and 1999:

Handy & Harman Precious Metal
-----------------------------

            Sales for the  Precious  Metal  Segment  increased  $3.7  million to
$237.4 million.  Precious Metal plating revenue gains due to automotive industry demand  were offset by the  decline in the market  price of precious  metals and also the closure of a brazing  sales office in the United  Kingdom in the latter part of 1999.

            Operating income  decreased $0.6 million to $22.1 million.  Included in 2000 is a LIFO loss on the sale of precious metal  amounting to $2.3 million, a bad debt reserve of $1.0 million,  facility  closure costs of $0.8 million and
$1.0 million of legal costs  associated with the dissolution of a precious metal plating  joint  venture.  1999  includes a $2.0 million  lower of cost or market reserve on gold  inventory,  a LIFO gain of $2.7 million on the sale of precious metal, favorable precious metal gains of $1.2 million and a restructuring charge of $2.1 million  related to the Precious  Metals  Fabrication  Group.  Excluding
these one time unusual  charges and precious  metal gains and losses,  operating income  increased $4.4 million  primarily due to increased  plating demands from the computer and automotive industries.

Handy & Harman Wire & Tubing
----------------------------

            Sales for the Wire & Tubing Segment decreased $0.9 million to $158.0 million and operating income  decreased $1.9 million to $13.9 million.  Included in  operating  income for 2000 and 1999 are legal and  settlement  costs of $2.3 million and $0.6 million, respectively related to this segment's cable division.
Also  included in 1999 are  restructuring  costs of $0.5 million  related to the closure of a wire facility in the United Kingdom.

Handy & Harman Engineered Materials
-----------------------------------

            Sales for the Engineered Materials Segment decreased $2.3 million to
$73.4 million and operating income decreased $1.7 million  primarily due to loss of a major customer and costs related to the development of new products and new materials.

Unimast
-------

            Sales  increased $12.3 million to $239.3 million in 2000 compared to
$227.0 million in 1999. The increase in sales was primarily related to growth in the construction  market and the acquisition of Vinyl  Corporation in July 1999, partially  offset by reduced selling prices.  Operating income declined to $15.9 million in 2000 from $19.5 million in 1999.  This decline was primarily  related to lower sales prices and an unfavorable  product mix, partially offset by lower material costs.

WPC Group
---------

            Net sales of the WPC Group  for the ten and a  half-month  period of
2000 totaled  $1.0  billion on shipments of 2.1 million tons of steel  products, compared to $1.1  billion on  shipments  of 2.4  million  tons for the full year
1999.  The decrease in tons shipped is primarily  attributable  to the disparate periods,  as well as a planned  outage of all aspects of its primary  operations during the 2000 period.  Average sales per ton increased  $446.0 per ton shipped to $487.0 per ton shipped  primarily due to a slight increase in steel prices, a higher  value-added mix of products sold, and increased sales of coke during the
2000  period as compared  to the full year of 1999.  Operating  loss for the WPC
Group  increased  from a loss of $17.1  million in 1999 to $50.0 million for the ten and a  half-month  period  of 2000.  This was  primarily  attributable  to a significant  increase  in cost of  sales.  Cost of goods  sold for the WPC Group increased  from  $395.0 per ton shipped in 1999 to $447.0 per ton shipped in the ten and one half-month  period of 2000. The increase in operating  costs per ton reflects lower  production  levels due to a planned outage of all of its primary operations  during the 2000 period,  which resulted in less  absorption of fixed costs.  The increase in operating costs of the WPC Group is due to a higher cost sales  mix,  increased  raw  material  and  energy  costs and the cost of making increased  volumes  of coke  sold in the open  market  as  compared  to the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

            Cash flows provided by (used in) operating,  investing and financing activities for 2001 totaled ($14.2) million,  $52.1 million and ($34.9) million, respectively.  As a result  of the  Bankruptcy  Filing,  any  future  cash  flow generated  or required by the WPC Group will not be  available to or provided by the WHX Group.  However,  while WHX has no current  intention to provide the WPC
Group with  additional  funding  other than the  possible  pension  contribution discussed  above it may elect in the future to do so if it determines that it is in WHX's best interest.  Short-term  trading  investments and related short-term borrowings,  reported as cash flow from operating  activities,  used a net $64.6 million of funds in 2001 versus providing $94.5 million in 2000. Working capital accounts  (excluding cash,  short-term  investments,  short-term  borrowings and current  maturities of long term debt)  provided  $44.8 million of funds.  Other current  assets  provided  $2.4  million.  Accounts  receivable  provided  $18.9 million,  inventories  provided  $36.8  million,  trade  payables  provided $0.4 million, and other current liabilities used $13.7 million.

            In  December  2001,  WHX  Entertainment  sold  its 50%  interest  in
Wheeling-Downs  Racing Association,  Inc. for $105 million in cash, resulting in an $88.5 million  pre-tax gain.  During the period January 1, 2002 through March
21, 2002,  WHX used $50.6  million of these  proceeds to purchase  $82.5 million aggregate  principal  amount of Senior Notes in the open market.  WHX received a management fee from Wheeling-Downs Racing Association, Inc. of $12.9 million and
$7.7  million,  which are included in cash  provided by operating  activities in
2001 and 2000, respectively.

            In 2001, the Company  purchased and retired $36.4 million  aggregate principal  amount of the Notes in the open market  resulting in an extraordinary gain of  $12.4  million  net of tax,  and a use of cash of $15.9  million.  As a result of the 2001 purchases and an additional $82.5 million aggregate principal purchased  through March 21, 2002,  future cash interest expense will be reduced by $12.5 million annually.

            In 2001, in connection with the term loan portion of the WPC Group's
debtor-in-possession   financing,   WHX  purchased  a   participation   interest
comprising  an  undivided  interest  in the  term  loan in the  amount  of $30.5 million.  In  addition,  at December  31,  2001,  WHX had balances due from WPSC totaling  $8.4 million in the form of secured  advances and  liquidity  support.
There can be no assurances  that the WPC Group will be able to repay these loans and advances in full.

            A Settlement and Release Agreement  ("Settlement  Agreement") by and
among WPSC,  WPC,  WHX, and certain  affiliates of WPSC,  WPC and WHX,  received approval of the United States Bankruptcy Court for the Northern District of Ohio
on May 24, 2001, was entered into on May 25, 2001,  and became  effective on May
29, 2001. Pursuant to the terms of the Settlement  Agreement certain outstanding claims among the parties thereto were resolved,  including  without  limitation, all  inter-company  receivables  and payables  between the WHX Group and the WPC
Group.

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
The PCC  agreement  includes a one-year  repurchase  option for the seller.  The repurchase price is $15 million plus the sum of  environmental  expenditures and capital expenditures made by the Company. In addition, the repurchase price will be adjusted for any changes in working capital.

           As a result of the total  cash  payments  of $32  million  to the WPC
Group  by  WHX,  all  intercompany   receivables  and  liabilities  (except  for
commercial  trade  transactions)  including the liability for redeemable  common stock were settled.  In addition,  WHX recorded the fair value of the net assets of PCC of $5.4 million.

            In 2001, $15.2 million was spent on capital  improvements in the WHX
Group.  It is anticipated  that capital  expenditures  for the WPC Group will be minimized  during the Chapter 11 proceedings  until  liquidity is sufficient and stabilized.  These capital expenditures will be obligations of the WPC Group. To the  extent  the WPC  Group  does not  have  the  funds  required  to make  such expenditures,  there  may be a  material  adverse  effect  on the  business  and operations of the WPC Group.  The WHX Group has no obligation to fund any of the
WPC Group's future capital expenditures, and does not anticipate on doing so. In the  event  that the WPC  Group is  unable  to fund  its  environmental  capital expenditures, claims may be made against WHX for payment of such costs.

                The  WHX  Group  has  a   significant   amount  of   outstanding
indebtedness,  and its  ability to access  capital  markets in the future may be limited.  However,  management  believes that cash on hand and future  operating cash flow will  enable the WHX Group to meet its cash needs for the next  twelve months.  The  respective  credit  agreements  of H&H and  Unimast  have  certain financial covenants that limit the amount of cash distributions that can be paid to WHX.

            The Company's Handy & Harman and Unimast  subsidiaries,  and the WPC
Group maintain  separate and distinct credit  facilities with various  financial institutions.

WHX GROUP

            On October 4, 2000, WHX  successfully  completed a  solicitation  of consents  from holders of its 10 1/2 % Senior Notes due 2005  ("Notes") to amend certain  covenants and other  provisions  of the indenture  dated as of April 7,
1998 ("Indenture")  governing the Notes. The Supplemental  Indenture  reflecting such amendment  ("Supplemental  Indenture")  provides,  among other things,  for amendments to certain  covenants  which  restrict the Company's  ability to make
restricted   payments   (as  defined  in  the   Indenture),   incur   additional
indebtedness,  make permitted  investments or utilize proceeds from asset sales.
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

            On July 30, 1998,  H&H entered into a $300  million  Senior  Secured
Credit  facility  ("H&H  Facilities")  with  Citibank,  N.A., as agent.  The H&H
Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility,
(ii) a $25 million  Delayed Draw Term Loan Facility (now  expired),  (iii) a $50 million 6-year Term Loan A Facility,  and (iv) a $125 million 8-year Term Loan B
Facility.  Interest under the H&H Facilities is calculated at a rate  determined either  using (i) the  Citibank  prime rate or (ii) LIBOR,  plus the  Applicable
Margin in effect from time to time.  Applicable  Margin means a  percentage  per annum  determined by reference to the total  leverage ratio of H&H. The rates in effect at December  31, 2001 are (a) in the case of the Term A Facility  and the
Revolving Credit Facility, calculated at LIBOR + 1.5% and (b) in the case of the
Term B  facility,  calculated  at  LIBOR  +  2.25%.  Borrowings  under  the  H&H
Facilities  are secured by the pledge of 100% of the capital  stock of all H&H's active U.S. subsidiaries and 65% of the stock of H&H's non-U.S. subsidiaries. In addition,  H&H provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries.  The H&H Facilities have certain financial covenants  restricting  indebtedness,  liens and limiting cash  distributions  that  can be  made  to  WHX.  Certain  financial  covenants associated with leverage,  fixed charge coverage,  capital spending and interest coverage must be maintained. In 2001, H&H received capital contributions of $6.3 million  from  WHX in  order to  remain  in  compliance  with  certain  of these financial  covenants.  Such funds were  utilized to reduce H&H debt. At December
31, 2001, H&H was in compliance with all covenants. Borrowings outstanding under the H&H  Facilities  at December 31, 2001  totaled  $168.2  million.  Letters of credit  outstanding  under the H&H Facilities were $14.7 million at December 31,
2001.  Total funds  available under the H&H Facilities at December 31, 2001 were
$28.3 million. The Bankruptcy Filing of the WPC Group is not an event of default under the H&H Facilities.

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

           On  November  24,  1998,  Unimast  entered  into a  Revolving  Credit
Agreement  ("Unimast RCA") with Bank One, as lender and agent,  and Citicorp USA
Inc.,  as lender and  collateral  agent.  The Unimast RCA was amended in 2001 to include  PCC.  The  Unimast  RCA is for general  corporate  purposes,  including working  capital  needs and capital  expenditures  up to $55  million  with a $3 million  sub-limit  for  letters of credit  ("LC").  The  Unimast RCA expires on
November  24,  2003.  Interest  rates  are based on either  Bank  One's  current corporate  base rate or a  Eurodollar  rate plus 1.5%.  Each of these  rates can fluctuate  based  upon  performance.  An  aggregate  commitment  fee of .375% is charged  on the  unused  portion.  The  letter  of  credit  fees  are .75% for a commercial LC and 1.5% for a standby LC. The commitment fees and the LC fees are all performance based.  Borrowings are secured primarily by 100% of the eligible inventory,  accounts receivable,  and fixed assets of Unimast, its subsidiaries, and PCC.  The terms of the  Unimast RCA contain  various  restrictive  covenants limiting dividend payments,  major acquisitions or other distribution of assets, as defined in the Unimast RCA. Unimast must maintain certain financial covenants associated with leverage,  net worth, capital spending and interest coverage. At
December 31, 2001,  Unimast was in  compliance  with all  covenants.  Borrowings outstanding  against the Unimast RCA at December 31, 2001 totaled $26.9 million.
Letters of credit  outstanding  under the Unimast RCA  totaled  $6.1  million at
December 31, 2001.  Total funds  available under the Unimast RCA at December 31,
2001 were $13.9 million.  The Bankruptcy Filing of the WPC Group is not an event of default under the Unimast RCA.

            As described  above the Handy & Harman and Unimast  loan  agreements contain  provisions  restricting  cash payments to WHX. The agreements allow the payment of management  fees,  income taxes  pursuant to tax sharing  agreements, loan repayments and related  interest,  and certain other expenses.  In addition dividends  may be paid under  certain  conditions.  At December 31, 2001 the net assets of these subsidiaries  amounted to $329.9 million, of which approximately
$0.6 million was not restricted as to the payment of dividends to WHX.

            As of December 31,  2001,  the WHX Group had  consolidated  cash and short-term investments, net of related investment borrowings, of $141.8 million, as compared to $74.1  million at December  31,  2000.  The  increase in cash and short term  investments  in 2001 includes $105 million in proceeds from the sale of Wheeling Downs, offset by the payment of WHX term loan interest in the amount of  $28.2  million  and the  payment  of  $15.9  million  for the  purchase  and retirement of $36.4 million  principal  amount of 10 1/2 % Senior Notes.  During the period January 1, 2002 through March 21, 2002, WHX utilized $50.6 million of these funds to purchase  $82.5 million  aggregate of principal  amount of Senior
Notes in the open market.

            The Company is required  to record  income tax expense at  statutory rates. However, as a result of the termination of the Tax Sharing Agreement with the WPC Group, the Company is able to utilize  significant income tax loss carry forwards to minimize its actual  income tax  payments,  so long as the WPC Group remains as a member of the WHX consolidated tax return.

            Short-term  liquidity is dependent,  in large part, on cash on hand, investments,  precious metal values,  and general economic  conditions and their effect on  marketing  demand.  Long-term  liquidity  is  dependent  upon the WHX
Group's  ability to sustain  profitable  operations  and  control  costs  during periods of low demand or pricing in order to sustain positive cash flow. The WHX
Group  satisfies  its  working  capital   requirements  through  cash  on  hand,
investments,  borrowing  availability  under the Revolving Credit Facilities and funds generated from  operations.  The WHX Group believes that such sources will provide  the WHX Group for the next  twelve  months  with the funds  required to satisfy working capital and capital expenditure requirements.  External factors, such as economic conditions,  could materially affect the WHX Group's results of operations and financial condition.

            As of  December  31,  2001,  the  total  of the  WHX  Groups  future
contractual  commitments,   including  the  repayment  of  debt  obligations  is
summarized as follows:

                                      Payments Due by Period
                        ----------------------------------------------------------------------------------
        Contractual
        Obligations        Total          2002           2003 - 2004       2005 - 2006    Thereafter
----------------------------------------------------------------------------------------------------------
Long Term Debt           $ 456,509     $ 12,400           $ 88,460         $ 355,649             -
Operating Leases          $ 38,276      $ 5,997           $ 10,532          $ 10,152      $ 11,595
----------------------------------------------------------------------------------------------------------

            At  December  31,  2001  there were 2.6  million  shares of Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an amount equal to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the  Company's 10 1/2% Senior  Notes,  the Company is
prohibited from paying dividends on this Preferred Stock until after October 31,
2002, at the earliest and thereafter  only in the event that the Company satisfy certain conditions set forth in the Indenture.  Presently,  management  believes that it is not likely that the Company  will be able to pay these  dividends  in the foreseeable future. The holders of the Preferred Stock are eligible to elect two directors to the Company's Board of Directors upon the Company's  failure to pay six quarterly  dividend payments,  whether or not consecutive.  Dividends on the Preferred Stock have not been paid since the dividend payment of October 31,
2000.  Accordingly,  following  April  1,  2002,  upon  the  non-payment  of the
Preferred Stock Dividend, the holders of the Preferred Stock will have the right to elect two directors to the Company's Board of Directors. At December 31, 2001
the Company has accrued $24.5 million for dividends in arrears.

            In  addition  to  the  above  obligations,   certain  customers  and
suppliers of the H&H Precious  Metal  Segment  choose to do business on a "pool"
basis.  That is, to furnish  precious metal to H&H for return in fabricated form
(customer  metal)  or for  purchase  from or return  to the  supplier.  When the customer's  precious  metal is  returned in  fabricated  form,  the  customer is charged a  fabrication  charge.  The value of  consigned  precious  metal is not included in the  Company's  balance  sheet.  To the extent that the  quantity of customer and supplier  precious  metal,  as well as precious  metal owned by the
Company,  does not meet  operating  needs,  the Company can lease precious metal through its  Consignment  Facility.  At December 31, 2001,  2,700,000  ounces of silver and 8,600 ounces of gold were leased to the Company under the Consignment
Facility.

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

            Net cash  flow  used by the WPC  Group's  operating,  investing  and financing  activities  for the twelve  months  ended  December 31, 2001 was $7.9 million.  Working capital accounts  (excluding cash,  short-term  borrowings and current maturities of long term debt) provided $66.0 million of funds.  Accounts receivable  decreased by $21.2 million.  Inventories,  valued principally by the
LIFO method for financial reporting purposes, totaled $173.1 million at December
31, 2001, a decrease of $36.7  million from  December 31, 2000.  Trade  payables increased by $7.3 million.

            In 2001,  $5.0 million was spent on capital  improvements  including
$0.8 million on  environmental  control  projects.  Continuous  and  substantial capital and  maintenance  expenditures  may be  required  to maintain  operating facilities,  modernize finishing  facilities to remain competitive and to comply
with  environmental  control  requirements.   It  is  anticipated  that  capital
expenditures will be minimized during the Chapter 11 proceedings until liquidity is sufficient and stabilized.

            On November  17, 2000,  members of the WPC Group  entered into a DIP
Credit  Agreement  to provide  borrowings  of up to $290  million  to  refinance certain  pre-petition  obligations of the WPC Group,  to provide working capital for the WPC Group and for  other  general  corporate  purposes.  The DIP  Credit
Agreement  includes  (1) a $35 million  senior  secured term loan of which $34.4 million  was  outstanding  at December  31,  2001.  and (2) a  Revolving  Credit
Facility, as amended, of up to $175 million, based on available collateral.  The
DIP Credit Agreement  includes a $25 million sublimit for letters of credit. The
DIP Credit  Agreement  is  secured  by  substantially  all of the  existing  and after-acquired assets, property and rights of the WPC Group (including,  but not
limited  to,  cash,   inventory,   accounts  receivable,   general  intangibles,
equipment,  intellectual  property,  equity  investments,  owned real estate and leaseholds),  and the  obligations  thereunder are entitled to a  super-priority administrative claim in the Chapter 11 cases. The DIP Credit Facility expires on the earlier of November 17, 2002 or the completion of a Plan of  Reorganization.
WPC intends to have completed a Plan of  Reorganization by November 16, 2002. If a Plan of  Reorganization is not completed by then, WPC will pursue an extension of or a  replacement  of  the  current  DIP  Credit  Facility.  There  can be no guarantee that this will occur. Revolving credit interest rates are based on the
Citibank  Base Rate plus 2.25% and/or  Eurodollar  rate plus 3%. The margin over the prime  rate and the  Eurodollar  rate  fluctuates  based  upon  availability levels.  The Term Loan interest rates are 13% payable in cash plus 3% payable in cash or in kind.  Borrowings  outstanding  under  the DIP  Credit  Agreement  at
December  31, 2001  included  the $34.4  million  term loan,  $127.2  million in revolving credit borrowings and approximately $2.8 million of letters of credit.
Borrowings  under the DIP Credit  Agreement  were used to repay all  obligations under the WPSC Receivables  Facility,  amounting to approximately  $105 million, and to repay all obligations  under WPSC's Revolving Credit Facility,  amounting to  approximately  $84.7 million.  Upon  repayment,  the WPSC  Revolving  Credit
Facility and the Receivables  Facility were  terminated.  In connection with the
Bankruptcy  Filing,  WHX had  guaranteed $30 million of the term loan portion of the DIP Credit Agreement.WHX  subsequently purchased a $30 million participation in the Term Loan instead of the guaranty.

            At March 23, 2002,  availability  under the DIP Credit  Facility was
$4.6 million.

            In  October  2001,  WHX agreed to  provide  short-term  loans in the amount  of $5.0  million  and up to $5.0  million  of  other  liquidity  support contingent  upon  completion  of a MLA which would  provide for  temporary  wage
reductions,   staff  reductions,   the  elimination  of  gainsharing  and  other
obligations  and long-term  changes to health  benefits that would  dramatically reduce on-going costs. The MLA became effective October 31, 2001.

            In  January  2002,WPSC  finalized  a  financial  support  plan which included a $5 million loan from the state of West Virginia, a $7.2 loan from the state of Ohio,  $10 million in advance by the Unimast  segment for future  steel purchases,  a portion of which shall be  delivered  on or before March 31, 2002, and additional wage and salary deferrals from WPSC union and salaried employees.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

            The Company's discussion and analysis of its financial condition and results of  operations  are based upon its  consolidated  financial  statements, which have been  prepared  in  accordance  with  generally  accepted  accounting principles.  Preparation of these financial  statements  requires the Company to make  estimates  and  judgements  that  affect the  reported  amounts of assets, liabilities,  revenues and expenses, and related disclosure of contingent assets and  liabilities.  On an on-going  basis,  the Company  evaluates its estimates, including those related to bad debts,  inventories,  intangibles,  income taxes, pensions and other post-retirement  benefits,  and contingencies and litigation.
Estimates are based on historical  experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the  basis  for  making  judgements  about the  carrying  values  of assets  and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

            Financial  Reporting  Release No. 60, which was recently released by the  Securities  and Exchange  Commission,  requires all  companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Consolidated Financial Statements,  included elsewhere in this Form 10-K,  includes a summary of the  significant  accounting policies  and  methods  used  in  the  preparation  of the  Company's  financial statements.  The  following  is a  brief  discussion  of  the  more  significant accounting policies and methods used by the Company.

Principles of Consolidation

            The consolidated  financial  statements  include the accounts of all
subsidiary  companies  except  for   Wheeling-Pittsburgh   Corporation  and  its
subsidiaries. On November 16, 2000,  Wheeling-Pittsburgh  Corporation ("WPC"), a
wholly owned subsidiary of WHX Corporation  ("WHX"), and six of its subsidiaries
("WPC Group") filed petitions seeking  reorganization  under Chapter 11 of Title
11 of the  United  States  Bankruptcy  Code.  (See  Note  2 to the  Consolidated
Financial Statements).  As a result of the Bankruptcy Filing the Company has, as of November  16,  2000,  deconsolidated  the balance  sheet of its wholly  owned subsidiary WPC.  Accordingly,  the  consolidated  balance sheets at December 31,
2001 and 2000 do not  include  any of the  assets  or  liabilities  of WPC.  The consolidated  statement of  operations  and the  consolidated  statement of cash flows  exclude the operating  results of WPC for the periods after  November 16,
2000.

Inventories

            Inventories  are  stated  at the  lower of cost or  market.  Cost is determined by the last-in first-out  ("LIFO") method for the Unimast segment and precious metal  inventories.  The revaluation of H&H's precious metals inventory at the time of  acquisition  created the potential for a lower of cost or market non-cash  charge,  which  would  occur if market  values  fall  below LIFO cost.
Non-precious  metal inventory is evaluated for estimated excess and obsolescence based  upon  assumptions  about  future  demand and  market  conditions,  and is adjusted accordingly.  If actual market conditions are less favorable than those projected by the Company, additional write-downs may be required.

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

            In July  2001,  the  Financial  Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 142 ("SFAS 142"),  "Goodwill and
other  Intangible  Assets."  The Company will adopt the  provisions  of SFAS 142 effective  January 1, 2002. As a result of the adoption of SFAS 142, the Company will record a $44.0 million non-cash  goodwill  impairment charge related to the
H&H Wire Group in the first  quarter  of 2002.  This  charge  will be shown as a cumulative  effect of an  accounting  change.  The Company is taking this charge because this Group's cash flow  performance  over the last several years has not met  expectations.  The Company is still  committed to this business and expects improved performance from this Group in future periods as a result of management changes, cost reductions,  and improving economic conditions.  However, based on current cash flow  projections,  it is estimated that such improved  performance will not be sufficient to recover all of this Group's recorded goodwill.

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

            In December 1999, the  Securities  and Exchange  Commission  ("SEC")
issued Staff Accounting  Bulletin No. 101 ("SAB 101"),  "Revenue  Recognition in
Financial Statements", as amended by SAB 101A and SAB 101B, which summarizes the
SEC staff's  interpretations of generally accepted accounting principles related to revenue  recognition and  classification.  The  interpretation did not have a significant  impact on the  consolidated  results  of  operations  or  financial position and related disclosure requirements.

            In July 2001, FASB issues SFAS 141 and 142, "Business  Combinations"
("SFAS  141")  and  "Goodwill  and  Other   Intangible   Assets"  ("SFAS  142"),
respectively.  SFAS 141 supercedes  Accounting  Principles  Board Opinion No. 16
("APB 16"),  "Business  Combinations." The most significant changes made by SFAS
141 are: (1)  requiring  that the purchase  method of accounting be used for all business  combinations  initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill,  and
(3) requiring  unallocated negative goodwill to be written off immediately as an extraordinary gain, instead of being amortized.

            SFAS 142 supercedes APB 17, "Intangible Assets".  SFAS 142 primarily addresses the accounting for goodwill and intangible  assets subsequent to their acquisition (i.e., post-acquisition accounting). The provisions of SFAS 142 will be effective  for fiscal  years  beginning  after  December 15, 2001 and must be adopted at the beginning of a fiscal year. The most significant  changes made by
SFAS 142 are 1) goodwill and indefinite lived  intangible  assets will no longer be amortized,  (2) goodwill be will tested for  impairment at least  annually at the reporting unit level, 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of  intangible  assets with finite lives will no longer be limited to forty (40)
years.

            The Company will adopt the provisions of SFAS 142 effective  January
1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record amortization expense of approximately $8.9 million for existing goodwill for the year ending December 31, 2002. The Company recorded amortization expense on this goodwill through December 31, 2001.  However,  any intangible assets acquired or goodwill  arising from  transactions  after June 30, 2001 will be subject to the amortization  and  non-amortization  provisions  of SFAS 141 and SFAS  142.  The
Company will record a $44.0 million non-cash goodwill  impairment charge related to the H&H Wire Group in the first quarter of 2002. This charge will be shown as a cumulative effect of an accounting  change.  The Company is taking this charge because  this  Group's  performance  over the  last  several  years  has not met expectations.  The  Company is still  committed  to this  business  and  expects improved performance from this Group in future periods as a result of management changes, cost reductions,  and improving economic conditions.  However, based on current cash flow  projections,  it is estimated that such improved  performance will not be sufficient to recover all of this Group's recorded goodwill.

             In August 2001, the FASB issued Statement No. 143,  "Accounting for
Asset Retirement  Obligation",  ("SFAS 143").  SFAS 143 requires that obligation associated with the retirement of a tangible  long-lived asset to be recorded as a  liability  when  those  obligations  are  incurred,  with the  amount  of the liability  initially  measured  at fair  value.  Upon  initially  recognizing  a liability for an asset-retirement  obligation ("ARO"), an entity must capitalize the cost by  recognizing  an  increase  in the  carrying  amount of the  related long-lived asset. Over time, the liability is accreted to its present value each period,  and the  capitalized  cost is  depreciated  over the useful life of the related asset.  Upon  settlement of the liability,  an entity either settles the obligation  for its  recorded  amount or incurs a gain or loss upon  settlement.
SFAS  143  will be  effective  for the  financial  statement  for  fiscal  years beginning  after June 15, 2002. WHX would be required to adopt the provisions of
SFAS 143 in fiscal 2003; however, SFAS 143 is not expected to have a significant effect on WHX's financial statements.

            In October 2001, the FASB issued Statement No. 144,  "Accounting for the  Impairment  or Disposal  of  Long-Lived  Assets",  ("SFAS  144").  SFAS 144
addresses  financial  accounting and reporting for the impairment or disposal of long-lived  assets.  The statement  also extends the reporting  requirements  to report separately, as discontinued operations, components of an entity that have either been disposed of or classified as held for sale.  WHX will adopt the  provisions of SFAS 144 as of the beginning of fiscal 2002.  Such adoption  is not  expected  to have a  significant  effect  on  WHX's  financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  COMMODITY PRICE RISK AND RELATED RISKS

            In the normal  course of business,  the Company is exposed to market risk or price fluctuation  related to the purchase of natural gas,  electricity, precious  metals,  steel  products  and certain  non-ferrous  metals used as raw material.  To a lesser  extent,  the  Company  is  exposed  to the risk of price fluctuation on coal, coke, and natural gas liquids.  The Company is also exposed to the effects of price fluctuations on the value of its commodity  inventories, specifically, H&H's precious metals inventories.

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

  EQUITY PRICE RISK

            The  Company  is subject to equity  price  risk  resulting  from its investments in certain  marketable equity securities of unrelated  parties.  The
Company  accounts for its  investment in these  securities  in  accordance  with
Statement of Financial  Accounting  Standards No. 115,  "Accounting  for Certain
Investments in Debt and Equity Securities." ("SFAS 115").

            At  December  31,  2001,  the WHX Group held $9.5  million in equity securities classified as "trading" in accordance with SFAS 115. Each quarter the
Company  adjusts the carrying  amount of its trading  securities  to fair market value, with any resulting  adjustment being charged or credited to other income.
At year-end 2001 a hypothetical  10% decrease in the value of the equity trading securities would have resulted in a $1.0 million  unfavorable  impact on pre-tax income.  Such a  decrease  in value  might also  reduce  the  future  cash flows generated from the ultimate liquidation of the investment in trading securities.

            (See Note 5 to the Consolidated Financial Statements)

INTEREST RATE RISK

            Fair  value of cash and cash  equivalents,  receivables,  short-term borrowings,  accounts payable, accrued interest and variable-rate long-term debt approximate  their carrying values and are relatively  insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates.

            At December 31, 2001, the Company's  investment  portfolio  included fixed  income  securities  totaling  $235.2  million.  The  fair  value of these instruments  will increase or decrease as a result of changes in market interest rates.  The Company  accounts for these  investments as "trading  securities" as defined by SFAS 115.  Accordingly,  each quarter the Company adjusts the balance of its  portfolio to fair market  value,  with any  resulting  adjustment  being charged or  credited  to income as an  unrealized  loss or gain and  included in other income.  Realized gains and losses  resulting from the disposition of such investments  are recorded as income in the period during which such  disposition took place.  During 2001, the Company recognized  realized and unrealized losses totaling $11.5 million in connection with its fixed-income securities investment portfolio as well as its common stock  investments.  The  Company's  exposure to increase in interest rates that might result in a corresponding  decrease in the fair value of its  fixed-income  securities  investment  portfolio could have an unfavorable  effect on the Company's  results of operations and cash flows.  For additional information, see Note 5 to the Consolidated Financial Statements.

            The Company attempts to maintain a reasonable  balance between fixed and floating-rate debt in an attempt to keep financing costs as low as possible.
At December 31,  2001,  the  Company's  portfolio  of  long-term  debt  included fixed-rate instruments.  Accordingly,  the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations.  In addition,  the fair value of such  instruments  is also  affected by  investors'
assessments  of the  risks  associated  with  industries  in which  the  Company operates  as well as the  Company's  overall  creditworthiness  and  ability  to satisfy such obligations upon their maturity. However, the Company's sensitivity to  interest  rate  declines  and other  market  risks  that  might  result in a corresponding  increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable  effect on the Company's  result of operations and cash flows to the extent that the Company  elected to  repurchase  or retire all or a portion  of  its  fixed-rate  debt  portfolio  at an  amount  in  excess  of the corresponding carrying value.

            The Company has  entered  into  interest  rate swap  agreements  for certain of its  variable-rate  debt. The swap agreements cover a notional amount of $15.0 million and convert $15.0  million of its  variable-rate  debt to fixed rate.  The  weighted-average  fixed rate is 4.93%,  with a  termination  date of
November 23, 2003.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of WHX Corporation

            In our opinion, the accompanying consolidated balance sheets and the related  consolidated  statements  of  operations,  cash flows and of changes in stockholders'  equity and  comprehensive  income present fairly, in all material respects,  the financial  position of WHX Corporation and its subsidiaries  (the
"Company")  at December 31, 2001 and 2000,  and the results of their  operations and their cash flows for each of the three  years in the period  ended  December
31, 2001, in conformity with  accounting  principles  generally  accepted in the
United States of America.  These financial  statements are the responsibility of the Company's  management;  our responsibility is to express an opinion on these financial  statements  based on our  audits.  We  conducted  our audits of these statements  in  accordance  with auditing  standards  generally  accepted in the
United  States,  which  require  that we plan and  perform  the  audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting
the  amounts  and  disclosures  in  the  financial  statements,   assessing  the
accounting principles used and the significant estimates made by management, and evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

            As  discussed  in  Note 2,  on  November  16,  2000,  the  Company's
wholly-owned subsidiary,  Wheeling-Pittsburgh Corporation and Subsidiaries filed for  reorganization  under  Chapter  11 of  the  Federal  Bankruptcy  Code.  The bankruptcy  filing  has given  rise to a number  of  uncertainties  relating  to
environmental   obligations,   pension   and  other  post   retirement   benefit
obligations.

PricewaterhouseCoopers LLP
New York, New York
February 22, 2002

WHX CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
                                                                           YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------
                                                                     2001             2000            1999
                                                               ----------------------------------------------
                                                                 (IN THOUSANDS EXCEPT PER SHARE)
REVENUES:
Net sales                                                        $ 620,522       $ 1,745,459      $ 1,764,699
COST AND EXPENSES:
Cost of products sold, excluding depreciation                      505,657         1,510,325        1,487,441
Depreciation and amortization                                       28,906            98,777          104,856
Selling, administrative and general expense                         79,382           142,373          137,615
                                                               ------------   ---------------   --------------
                                                                   613,945         1,751,475        1,729,912
Operating income (loss)                                              6,577            (6,016)          34,787
Interest expense on debt                                            48,905            86,222           87,851
Gain on sale on interest in Wheeling-Downs                          88,517                 -                -
Other income (expense)                                              10,604           (15,207)          30,800
                                                               ------------   ---------------   --------------
INCOME (LOSS)  BEFORE TAXES AND EXTRAORDINARY
   ITEMS                                                            56,793          (107,445)         (22,264)
Tax provision (benefit)                                            (31,971)           73,600           (6,430)
                                                               ------------   ---------------   --------------
Income (loss)  before extraordinary items                           88,764          (181,045)         (15,834)
Extraordinary items-net of tax                                      12,357                 -              896
                                                               ------------   ---------------   --------------
NET INCOME (LOSS)                                                  101,121          (181,045)         (14,938)
Dividend requirement for preferred stock                            19,329            20,607           20,608
                                                               ------------   ---------------   --------------
Net income (loss)  available to common stock                      $ 81,792        $ (201,652)       $ (35,546)
                                                               ============   ===============   ==============
BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK
Income (loss)  before extraordinary item                            $ 4.63          $ (14.10)         $ (2.30)
Extraordinary item-net of tax                                         0.82                 -             0.06
                                                               ------------   ---------------   --------------
Net income (loss)  per share                                        $ 5.45          $ (14.10)         $ (2.24)
                                                               ============   ===============   ==============
INCOME (LOSS) PER SHARE OF COMMON STOCK
 -- ASSUMING DILUTION
Income (loss)  before extraordinary item                            $ 2.82          $ (14.10)         $ (2.30)
Extraordinary item-net of tax                                         0.39                 -             0.06
                                                               ------------   ---------------   --------------
NET INCOME (LOSS)  PER SHARE--ASSUMING DILUTION                     $ 3.21          $ (14.10)         $ (2.24)
                                                               ============   ===============   ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED BALANCE SHEETS                                                      YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                              2001                   2000
                                                                       -----------------       -----------------
                                                                                     (IN THOUSANDS)
                                   ASSETS
Current assets:
Cash and cash equivalents                                                       $ 7,875                 $ 4,837
Short term investments                                                          244,883                  69,319
Trade receivables, less allowance for doubtful accounts
   of $3,763 and $1,399                                                          67,721                  83,929
Inventories                                                                     114,835                 150,269
Prepaid expenses and deferred charges                                             9,042                  11,472
Due from WPC                                                                          -                  20,878
                                                                       -----------------       -----------------
    Total current assets                                                        444,356                 340,704
Advances to WPC                                                                   8,369                       -
Note receivable - WPC                                                            31,005                       -
Restricted cash                                                                       -                  33,000
Investment in associated companies                                                4,080                  18,229
Property, plant and equipment, at cost less
   accumulated depreciation and amortization                                    171,024                 173,790
Intangibles, net of amortization                                                274,131                 282,821
Prepaid pension asset                                                            33,294                  37,755
Deferred charges and other assets                                                18,764                  27,217
                                                                       -----------------       -----------------
                                                                              $ 985,023               $ 913,516
                                                                       =================       =================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables                                                                 $ 47,042                $ 46,417
Accrued liabilities                                                              23,951                  32,273
Short-term debt                                                                 110,946                   6,000
Payroll and employee benefits                                                     3,241                   6,511
Federal, state and local taxes                                                    1,241                   1,362
Deferred income taxes - current                                                   8,982                  18,562
Due to WPC                                                                            -                  31,952
Long-term debt due in one year                                                    2,150                     929
                                                                       -----------------       -----------------
    Total current liabilities                                                   197,553                 144,006
Long-term debt                                                                  454,359                 504,983
Deferred income taxes - non current                                               3,435                  21,289
Other employee benefit liabilities                                                8,309                   8,404
Loss in  excess of investment in WPC                                             39,374                  39,783
Other liabilities                                                                25,569                  17,409
                                                                       -----------------       -----------------
                                                                                728,599                 735,874
                                                                       -----------------       -----------------
Redeemable common stock - 245 shares                                                  -                   2,646
                                                                       -----------------       -----------------

Stockholders' Equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,571 and 5,883 shares                           557                     589
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 16,070 and 14,590 shares                         161                     146
Accumulated other comprehensive income (loss)                                    (2,268)                 (1,501)
Additional paid-in capital                                                      555,899                 555,479
Accumulated earnings  (deficit)                                                (297,925)               (379,717)
                                                                       -----------------       -----------------
                                                                                256,424                 174,996
                                                                       -----------------       -----------------
                                                                              $ 985,023               $ 913,516
                                                                       =================       =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                         YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------
                                                                                      2001        2000          1999
                                                                                  ----------- -------------  ----------
                                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $ 101,121    $(181,045)   $ (14,938)
Items not affecting cash from operating activities:
  Depreciation and amortization                                                      33,179      101,539      104,856
  Other postretirement benefits                                                         108       (7,871)      (8,065)
  Extraordinary items, net of tax                                                   (12,358)        --           (896)
  Deferred income taxes                                                             (34,088)      70,643       (9,264)
  (Gain) loss on asset dispositions                                                      97          (65)         408
  Gain on sale of interest in Wheeling Downs                                        (88,517)        --           --
  Pension expense                                                                     4,461        2,090        4,341
  Equity loss (income)  in affiliated companies                                      (2,016)      (4,086)      (4,343)
Decrease (increase) in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                                              18,919        4,383      (47,427)
      Trade receivables sold                                                           --          5,000        5,000
       Inventories                                                                   36,778       57,376       26,214
       Short term investments-trading                                              (175,564)     590,037       51,638
       Investment account borrowings                                                110,946     (495,542)       8,040
       Other current assets                                                           2,430       (9,253)      (3,406)
       Other current liabilities                                                    (13,281)      50,944       46,600
  Other items-net                                                                     3,576       17,606        5,098
                                                                                  ---------    ---------    ---------
Net cash provided by (used in) operating activities                                 (14,209)     201,756      163,856
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Guarantee of WPC DIP Term Note                                                       --        (33,000)        --
  Release of restricted cash  (DIP)                                                  33,000         --           --
  Note receivable - WPC                                                             (30,453)        --           --
  Advance to WPC                                                                     (8,369)        --           --
  Settlement Agreement - WPC                                                        (32,000)        --           --
  Purchase of note receivable                                                          --         (5,000)        --
  Plant additions and improvements                                                  (15,200)    (128,544)    (104,035)
  Short term investments-available for sale                                            --         (1,450)     (14,971)
  Vinyl Corp acquisition, net of cash acquired                                         --           --        (12,827)
  Other investments                                                                    --            131        3,212
  Proceeds from sale of interest in Wheeling Downs                                  105,000         --           --
  Proceeds from sales of assets                                                         165        5,421       11,222
  Dividends from affiliated companies                                                  --          3,750        5,594
                                                                                  ---------    ---------    ---------
Net cash provided by (used in) investing activities                                  52,143     (158,692)    (111,805)
                                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt proceeds                                                           48,381         --           --
   Long-term debt retirement                                                        (83,259)      (4,519)     (44,438)
   Letter of credit collateralization                                                  --           --          8,229
   Short-term borrowings (payments)                                                    --          4,791       31,906
   Common stock purchases                                                              --           --        (30,591)
   Consent solicitation fees                                                           --         (8,538)        --
   Preferred stock dividends                                                           --        (20,607)     (20,608)
   Redemption of equity issues                                                          (18)        (686)        (209)
   Dividends on minority interest in consolidated subsidiaries                         --         (1,731)      (1,569)
                                                                                  ---------    ---------    ---------
Net cash used in financing activities                                               (34,896)     (31,290)     (57,280)
                                                                                  ---------    ---------    ---------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                     3,038       11,774       (5,229)
Cash and cash equivalents at beginning of year                                        4,837       10,775       16,004
Effect of deconsolidation of Wheeling-Pittsburgh Corporation                           --        (17,712)        --
                                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $   7,875    $   4,837    $  10,775
                                                                                  =========    =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
(Dollars and shares in thousands)
For the Years Ended December 31,                                  2001                        2000                        1999
                                                      -------------------------------------------------------------------------
                                                          SHARES     AMOUNT        SHARES     AMOUNT        SHARES     AMOUNT
                                                      -------------------------------------------------------------------------
Common Stock
Balance at the beginning of year                         14,590        $ 146      14,145        $ 141      17,545        $ 175
  401(k) contribution                                       266            3         440            5         182            2
  Retirement of treasury shares                               -            -           -            -      (3,594)         (36)
  Conversion of preferred shares                            974           10           -            -           -            -
  Stock options excercised                                    -            -           -            -          11            -
  EIP shares                                                240            2           5            -           1            -
                                                      -------------------------------------------------------------------------
Balance at the end of year                               16,070          161      14,590          146      14,145          141
                                                      -------------------------------------------------------------------------

PREFERRED STOCK
Balance at the beginning of year                          5,883          589       5,883          589       5,883          589
  Conversion to common shares                              (312)         (32)          -            -           -            -
                                                      -------------------------------------------------------------------------
Balance at the end of year                                5,571          557       5,883          589       5,883          589
                                                      -------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE
            INCOME (LOSS)
Balance at beginning of year                                          (1,501)                     945                    5,472
Current period change                                                   (767)                  (2,446)                  (4,527)
                                                                -------------            -------------            -------------
Balance at end of year                                                (2,268)                  (1,501)                     945
                                                                -------------            -------------            -------------

RETAINED EARNINGS
Balance at beginning of year                                        (379,717)                (178,065)                (142,519)
Net earnings (loss)                                                  101,121                 (181,045)                 (14,938)
Dividends for preferred stockholders                                 (19,329)                 (20,607)                 (20,608)
                                                                -------------            -------------            -------------
Balance at end of year                                              (297,925)              (379,717)                  (178,065)
                                                                -------------            -------------            -------------

TREASURY STOCK
Balance at beginning of year                                               -                        -                        -
Purchased                                                                  -                        -      (3,594)     (30,591)
Retirement                                                                 -                        -       3,594        30,591
                                                                -------------            -------------            -------------
Balance at end of year                                                     -                        -                            -
                                                                -------------            -------------            -------------

CAPITAL IN EXCESS OF PAR VALUE
Balance at beginning of year                                         555,479                  553,861                  582,795
EIP shares sold                                                            -                       76                       10
Stock options exercised                                                    -                        -                       78
401(k) contribution                                                      399                    1,542                    1,533
Preferred stock conversion                                                21                        -                        -
Retirement of treasury stock                                               -                        -                  (30,555)
                                                                -------------            -------------            -------------
Balance at end of year                                               555,899                  555,479                  553,861
                                                                -------------            -------------            -------------

TOTAL STOCKHOLDER'S EQUITY                                         $ 256,424                $ 174,996                $ 377,471
                                                                =============            =============            =============

NET EARNINGS (LOSS)                                                $ 101,121                $(181,045)               $ (14,938)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment                                 (767)                    (997)                    (588)
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses)                                        -                 (13,614)                      5,220
  Tax benefit (expense)                                                    -                     4,765                    (1,827)
  Less: reclassification of gains to net earnings                          -                   11,383                  (11,280)
  Tax benefit (expense)                                                    -                   (3,984)                   3,948
                                                                -------------            -------------            -------------

COMPREHENSIVE INCOME (LOSS)                                        $ 100,354                $(183,492)               $ (19,465)
                                                                =============            =============            =============

    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

             The consolidated  financial  statements include the accounts of all
subsidiary  companies  except  for   Wheeling-Pittsburgh   Corporation  and  its
subsidiaries. On November 16, 2000,  Wheeling-Pittsburgh  Corporation ("WPC"), a
wholly owned subsidiary of WHX Corporation  ("WHX"), and six of its subsidiaries
("the WPC Group") filed  petitions  seeking  reorganization  under Chapter 11 of
Title 11 of the United States  Bankruptcy  Code. (See Note 2 to the Consolidated
Financial Statements).  As a result of the Bankruptcy Filing the Company has, as of November  16,  2000,  deconsolidated  the balance  sheet of its wholly  owned subsidiary WPC.  Accordingly,  the accompanying  consolidated  balance sheets at
December  31, 2001 and 2000 do not include any of the assets or  liabilities  of
WPC. The accompanying  consolidated statement of operations and the consolidated statement  of cash flows  exclude the  operating  results of WPC for the periods after November 16, 2000.

             WHX  Corporation  ("WHX")  is  a  holding  company  that  has  been structured  to invest in and/or  acquire  a  diverse  group of  businesses  on a decentralized  basis.  WHX's primary  businesses  currently  are: Handy & Harman
("H&H"), a diversified  manufacturing  company whose strategic business segments encompass, specialty wire & tubing, precious metals plating and fabrication, and
engineered   materials;   and  Unimast  Incorporated   ("Unimast"),   a  leading
manufacturer  of steel framing and other products for commercial and residential construction.  WHX's other business consists of Wheeling-Pittsburgh  Corporation
("WPC") and its subsidiaries  including  Wheeling-Pittsburgh  Steel  Corporation
("WPSC" and together with WPC and its other  subsidiaries,  the "WPC Group"),  a
vertically  integrated   manufacturer  of  value-added  and  flat  rolled  steel
products. WHX, together with all of its subsidiaries shall be referred to herein as the "Company," and the Company and its subsidiaries  other than the WPC Group shall be referred to herein as the "WHX Group."

             (See Note 15 to the Consolidated Financial Statements)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

            The  recorded  amounts  of cash and cash  equivalents,  receivables, short-term  borrowings,  accounts payable,  accrued interest,  and variable-rate long-term  debt  approximate  fair value because of the short  maturity of those instruments  or the variable  nature of underlying  interest  rates.  Short-term investments  are  recorded at fair  market  value based on trading in the public market.  Redeemable common stock is recorded at the estimated  redemption amount that is considered to  approximate  fair value.  See Note 8 to the  Consolidated
Financial Statements for a description of fair value of debt instruments.

REVENUE RECOGNITION

            Revenue is  recognized on the sale of product when the related goods have been shipped and title has passed to the customer.

INVENTORIES

            Inventories  are  stated  at the  lower of cost or  market.  Cost is determined by the last-in first-out  ("LIFO") method for the Unimast segment and precious metal inventories.  H&H's non-precious metals inventories are stated at the  lower  of  cost
                                       42

(principally  average) or market. For precious metals inventories no segregation among raw materials, work in process and finished goods is practicable.

PROPERTY, PLANT AND EQUIPMENT

            Depreciation   of   property,   plant  and   equipment  is  provided
principally on the  straight-line  method over the estimated useful lives of the assets which range as follows: machinery & equipment 3 - 20 years, buildings and improvements 10 - 50 years.  Interest cost is capitalized for qualifying  assets during the assets'  acquisition period.  Capitalized  interest cost is amortized over the life of the asset.  Maintenance  and  repairs are charged to income and renewals and  betterments  are  capitalized.  Profit or loss on  dispositions is credited or charged to income.

INTANGIBLES AND AMORTIZATION

            The excess of  purchase  price over net assets  acquired in business combinations  ("goodwill") is amortized on the straight-line  method for periods ranging  from 15 to 40 years.  At December  31, 2001 and 2000  Goodwill,  net of accumulated  amortization,  amounted  to  $272.4  million  and $ 281.5  million, respectively.  Purchased patents are stated at cost, which is amortized over the respective remaining lives of the patents.

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

EARNINGS PER SHARE

            Pursuant to SFAS 128, "Earnings per Share", basic earnings per share is based on the weighted  average  number of shares of Common Stock  outstanding during each year, excluding redeemable common shares. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.

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

IMPACT OF  NEW ACCOUNTING STANDARDS

            In June  1998,  the  Financial  Accounting  Standards  Board  issued
Statement of Financial  Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging  Activities" ("SFAS 133"). This  pronouncement  requires all  derivative

instruments to be reported at fair value on the balance sheet;  depending on the nature of the  derivative  instrument,  changes in fair value will be recognized either in net income or as an element of comprehensive income. Effective January
1, 2001, the Company  adopted SFAS 133 and such adoption did not have a material effect in the Company's financial statements.

            In July 2001, FASB issues SFAS 141 and 142, "Business  Combinations"
("SFAS  141")  and  "Goodwill  and  Other   Intangible   Assets"  ("SFAS  142"),
respectively.  SFAS 141 supercedes  Accounting  Principles  Board Opinion No. 16
("APB 16"),  "Business  Combinations." The most significant changes made by SFAS
141 are: (1)  requiring  that the purchase  method of accounting be used for all business  combinations  initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill,  and
(3) requiring  unallocated negative goodwill to be written off immediately as an extraordinary gain, instead of being amortized.

            SFAS 142 supercedes APB 17, "Intangible Assets".  SFAS 142 primarily addresses the accounting for goodwill and intangible  assets subsequent to their acquisition (i.e., post-acquisition accounting). The provisions of SFAS 142 will be effective  for fiscal  years  beginning  after  December 15, 2001 and must be adopted at the beginning of a fiscal year. The most significant  changes made by
SFAS 142 are 1) goodwill and indefinite lived  intangible  assets will no longer be amortized,  (2) goodwill be will tested for  impairment at least  annually at the reporting unit level, 3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of  intangible  assets with finite lives will no longer be limited to forty (40)
years.

            The Company will adopt the provisions of SFAS 142 effective  January
1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record amortization expense of approximately $8.9 million for existing goodwill for the year ending December 31, 2002. The Company recorded amortization expense on this goodwill through December 31, 2001.  However,  any intangible assets acquired or goodwill  arising from  transactions  after June 30, 2001 will be subject to the amortization  and  non-amortization  provisions  of SFAS 141 and SFAS  142.  The
Company will record a $44.0 million non-cash goodwill  impairment charge related to the H&H Wire Group in the first quarter of 2002. This charge will be shown as a cumulative effect of an accounting  change.  The Company is taking this charge because  this  Group's  performance  over the  last  several  years  has not met expectations.  The  Company is still  committed  to this  business  and  expects improved performance from this Group in future periods as a result of management changes, cost reductions,  and improving economic conditions.  However, based on current cash flow  projections,  it is estimated that such improved  performance will not be sufficient to recover all of this Group's recorded goodwill.

            In August 2001, the FASB issued  Statement No. 143,  "Accounting for
Asset Retirement  Obligations," ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of a tangible  long-lived asset to be recorded as a  liability  when  those  obligations  are  incurred,  with the  amount  of the liability  initially  measured  at fair  value.  Upon  initially  recognizing  a liability for an asset-retirement  obligation ("ARO"), an entity must capitalize the cost by  recognizing  an  increase  in the  carrying  value  of the  related long-lived asset. Over time, the liability is accreted to its present value each period,  and the  capitalized  cost is  depreciated  over the useful life of the related asset.  Upon  settlement of the liability,  an entity either settles the obligation  for its  recorded  amount or incurs a gain or loss upon  settlement.
SFAS 143  will be  effective  for the  financial  statements  for  fiscal  years beginning  after June 15, 2002. WHX would be required to adopt the provisions of
SFAS 143 in fiscal 2003; however, SFAS 143 is not expected to have a significant effect on WHX's financial statements.

            In October 2001, the FASB issued Statement No. 144,  "Accounting for the  Impairment  or Disposal  of  Long-Lived  Assets,"  ("SFAS  144").  SFAS 144
addresses  financial  accounting and reporting for the impairment or disposal of long-lived  assets.  The statement  also extends the reporting  requirements  to report separately, as discontinued operations, components of an entity that have either  been  disposed  of or  classified  as held for sale.  WHX will adopt the provisions of SFAS 144 as of the beginning of fiscal 2002.  Such adoption is not expected to have a significant effect on WHX's financial statements.

NOTE 2 - WPC GROUP BANKRUPTCY

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
to its customers.

            On November 17, 2000, the  Bankruptcy  Court granted the WPC Group's motion to approve a $290 million  Debtor in Possession  Credit  Agreement  ("DIP
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
amount of up to $255  million.  In January  2002,  the WPC Group  requested  and received a reduction in the  revolving  loans,  swing loans and letter of credit accommodations  to a  maximum  aggregate  amount  of  up  to  $175  million.  In connection  with the  Bankruptcy  Filing,  WHX had guaranteed $30 million of the term loan portion of the DIP Credit  Agreement  ("Term Loan") and deposited in a pledged  asset  account  $33  million  of funds  in  support  of such  guaranty.
Effective as of June 1, 2001, WHX purchased a participation  interest comprising an  undivided  interest  in the Term  Loan in the  amount of $30  million,  plus interest  accrued but not paid on such amount of the Term Loan  through  June 1,
2001.  Concurrently with such transaction,  WHX's guaranty of $30 million of the
Term Loan described above was terminated and the $33 million of funds previously deposited in a pledged  asset  account in support of such guaranty were released to WHX. WHX paid to Citibank $30.5 million of such  deposited  funds to purchase
WHX's participation  interest in the Term Loan. WPC borrowings outstanding under the DIP Credit  Facility for revolving  loans totaled  $127.2 million and $123.9 million  at  December  31,  2001 and 2000,  respectively.  The  weighted-average interest  rates on the DIP Credit  Facility  for  revolving  loans were 7.4% and
10.1% in 2001 and 2000,  respectively.  Term loans under the DIP Credit Facility totaled  $34.4  million  and  $35.1  million  at  December  31,  2001 and  2000, respectively.  At March 23, 2002, availability under the DIP Credit Facility was
$4.6  million.  The DIP Credit  Facility  expires on the earlier of November 17,
2002  or the  completion  of a Plan  of  Reorganization.  WPC  intends  to  have completed  a  Plan  of  Reorganization  by  November  16,  2002.  If a  Plan  of
Reorganization  is not  completed by then,  WPC will pursue an extension of or a replacement of the current DIP Credit  Facility.  There can be no guarantee that this will occur.

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
exclusive  filing period has been extended most recently until April 25, 2002 by
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
plans of reorganization.

            During the period January 1, 2001 through December 31, 2001, the WPC
Group  incurred  a net loss of $172.2  million,  which is not  reflected  in the
Company's December 31, 2001 consolidated results of operations.

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented  its  investment in the WPC Group.  In addition to this  investment,
WHX,  on  November  17,  2000,   guaranteed  $30  million  of  the  WPC  Group's
debtor-in-possession  term loan.  Such guaranty was  terminated  effective as of
June 1, 2001 concurrently with WHX's purchase of a participation interest in the
Term Loan as discussed  above.  The  recognition  of the WPC Group's net loss of
$176.6 million, in the year 2000, has eliminated the investment's carrying value
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
Agreement  would be  effective  upon  the  occurrence  of each of the  following transactions, (i) the payment by WHX to WPC of $17 million; (ii) the exchange of releases between the WPC Group and the WHX Group;  (iii) a binding  agreement by
WHX to purchase certain assets of  Pittsburgh-Canfield  Corporation  ("PCC") for
$15 million,  plus the assumption of certain trade payables,  subject to certain other terms and conditions;  (iv) the termination of the Tax Sharing  Agreements between WHX and WPC;  (v) the  delivery by WHX of an  agreement to the WPC Group whereby WHX agreed not to charge or allocate any pension  obligations,  expenses or charges to the WPC Group with  respect to the WHX  Pension  Plan,  subject to certain  limitations as provided  therein,  through and including the earlier of the effective date of a plan or plans of  reorganization  and December 31, 2002;
(vi) the  amendment of the DIP Credit  Agreement  as provided in the  Settlement
Agreement;  (vii) the execution by WPC Land  Corporation of such instruments  as may be necessary to effect the  transfer of title,  to WPSC,  of certain properties  specified in the Settlement reement;  and (viii) the consent by the lenders party to the DIP Credit Agreement to the  transactions  described in the Settlement  Agreement.  Such transactions,  other than the acquisition of certain assets of  Pittsburgh-Canfield  Corporation,  all occurred effective May
29, 2001. The sale of certain assets of  Pittsburgh-Canfield  Corporation closed on June 29, 2001. The PCC agreement  includes a one-year  repurchase  option for the seller.  The repurchase  price is $15 million plus the sum of  environmental expenditures  and capital  expenditures  made by the Company.  In addition,  the repurchase price will be adjusted for any changes in working capital.

            As a result of the total  cash  payments  of $32  million to the WPC
Group  by  WHX,  all  intercompany   receivables  and  liabilities  (except  for
commercial trade  transactions),  including the liability for redeemable  common stock, were settled. In addition,  WHX recorded the fair value of the net assets of PCC of $5.4 million.

            On October 22, 2001, the Bankruptcy Court entered an order ("October
Order"), approving several transactions intended, among other things, to provide the WPC Group with  additional  liquidity.  As part of the  October  Order,  the
Bankruptcy  Court  approved  a  Memorandum  of  Understanding  by and  among the
Company,  Wheeling-Pittsburgh  Corporation  ("WPC"),  Wheeling-Pittsburgh  Steel
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5.0 million of liquidity  support  (part of which consists of secured  financing  terms)  during the period from the Order through
January 31, 2002, (2) if certain conditions are met, an additional $2 million of secured  loans (for an aggregate of $7 million)  and the  maintenance  of the $5 million of liquidity support referred to above,  during the period from February
1, 2002 through March 31, 2002, (the  conditions  were not met,  accordingly the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution  to a new WPSC  defined  benefit  pension  plan  contingent  upon a confirmed WPSC

Chapter 11 plan of  reorganization.  Through  December 31, 2001 WHX had advanced
$5.0 million of the secured  loans and up to $5.5 million of secured  financing.
At December 31, 2001 the outstanding  balance of these secured advances was $5.0 million and $3.4 million of liquidity support.

            The October Order also approved a Supplemental  Agreement  among the members of the WPC Group and the Company,  under which all of the  extensions of credit referred to in the preceding paragraph are granted  super-priority  claim status in WPSC's Chapter 11 case and are secured by a lien on substantially  all
of  the  assets  of  WPSC,   junior  to  the  liens,   security   interests  and
super-priority claims of the lenders to WPSC under the DIP Credit Agreement. The
Supplemental  Agreement also provides,  among other things, that the Company may sell,  transfer  or  dispose  of the stock of WPC free from the  automatic  stay imposed under the Bankruptcy  Code, and under specified  circumstances  requires
WPC to support certain changes to the Company's pension plan.

            Additionally,  the October Order  approved the terms of the Modified
Labor Agreement  ("MLA") by and among WPC, WPSC and the USWA. The Company is not a party to the MLA.  The MLA modifies  the current  WPSC  collective  bargaining agreement to provide for, among other things,  immediate  deferrals in wages and certain  changes in medical  benefits in exchange  for  improvements  in pension benefits  for  hourly  employees  upon a  confirmed  WPSC  Chapter  11  plan  of reorganization. The MLA is part of a comprehensive support arrangement that also involves  concessions  from WPSC salaried  employees,  WPSC's  vendors and other constituencies in the Chapter 11 proceedings.

            In January  2002,  WPSC  finalized  a financial  support  plan which included a $5 million loan from the state of West Virginia,  a $7.2 million loan from the state of Ohio, $10 million in advance by the Unimast segment for future steel  purchases,  a portion of which shall be  delivered on or before March 31,
2002,  and  additional  wage and salary  deferrals  from WPSC union and salaried employees.

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
Group future cash  obligations to or on behalf of the WPC Group would be minimal to none (other than the $25.0 million pension  contribution  referred to above).
It is also  possible  that none of the above  outcomes  would  occur and the WPC
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

            In  connection  with past  collective  bargaining  agreements by and between  the WPC Group  and the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"), the WPC Group is obligated to provide certain medical insurance,  life insurance,  disability  and  surviving  spouse  retirement  benefits  to retired employees and their dependents ("OPEB  Obligations").  WHX is not a signatory to any of these agreements.  However,  WHX has separately agreed to be contingently liable for a portion of the OPEB Obligations.  WHX's contingent obligation would be  triggered  in the event that the WPC Group were to fail to satisfy  its OPEB
Obligations.  WHX's  contingent  obligation is limited to 25% of the Accumulated
Post-Retirement Benefit Obligation with respect to the WPC Group's employees and retirees  represented  by the USWA. The total OPEB  Obligation  disclosed in the
Wheeling Pittsburgh Steel Corporation's December 31, 2001 Consolidated Financial
Statements amounted to $307.1 million.

WHX has estimated that  approximately  85% of employees and retirees entitled to such OPEB obligations are represented by the USWA.

            WHX's contingent obligation exists only so long as (1) a majority of the directors of WPSC or WPC are affiliated with WHX; (2) WHX controls the Board of  Directors  of WPSC or WPC through  appointment  or election of a majority of such directors;  or (3) WHX,  through other means,  exercises a level of control normally associated with (1) or (2) above.

NOTE 3 - PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

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

PENSION PLANS

            The Company's  defined  benefit plan,  the WHX Pension Plan,  covers substantially  all  WHX,  H&H  and  WPC  employees.  The WHX  Pension  Plan  was established  in May 1998, as a result of the merger of the former Handy & Harman plans, which covered substantially all H&H employees,  and the WPC plan. The WPC plan,  covering  most USWA  represented  employees,  was  created  pursuant to a collective bargaining agreement ratified on August 12, 1997. Prior to that date,
benefits   were   provided   through   a   defined    contribution   plan,   the
Wheeling-Pittsburgh  Steel  Corporation  Retirement  Security Plan  ("Retirement
Security Plan"). The assets of the Retirement Security Plan were merged into the
WPC plan as of December 1, 1997.  Under the terms of the WHX Pension  Plan,  the benefit  formula and  provisions for the WPC and H&H  participants  continued as they were designed under each of the respective plans prior to the merger.

            Pension  benefits  for  the  H&H  participants  included  in the WHX
Pension  Plan are based on years of services and the amount of  compensation  at the time of retirement.

            Pension  benefits  for the WPC  participants  include  both  defined benefit and defined contribution  features,  since the plan includes the account balances from the Retirement  Security Plan. The gross benefit,  before offsets, is calculated based on

years of service and the current benefit  multiplier  under the plan. This gross amount is then offset for the benefits payable from the Retirement Security Plan and benefits  payable under by the Pension  Benefit  Guaranty  Corporation  from previously terminated plans.  Individual employee accounts established under the
Retirement  Security Plan are  maintained  until  retirement.  Upon  retirement, participants  who are eligible for the WHX Pension Plan and maintain RSP account balances,  will normally  receive benefits from the WHX Pension Plan. When these participants  become eligible for benefits under the Plan, their vested balances in the RSP  Plan  become  assets  of the WHX  Pension  Plan.  Aggregate  account balances held in trust in individual  employees' accounts totaled $137.2 million at December 31, 2001. Such individual  account  balances can only be utilized to fund all or a portion of the respective  individual's  total pension  benefit as determined by the defined benefit plan's benefit  formula.  These assets can not be utilized to fund any of the defined  benefit  plan's  benefit  obligation  at
December 31, 2001.

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

                                                   2001           2000
                                              -------------- --------------
                                                     (IN THOUSANDS)

Benefit obligation at January 1                   $ 304,485      $ 289,741
Service cost                                          6,142          5,511
Interest cost                                        22,447         21,869
Actuarial (gain)/loss                                10,332          5,542
Benefits paid                                       (25,771)       (24,993)
Plan amendments - implementation                     (6,594)           990
Transfers from DC plans                               3,052          5,825
                                              -------------- --------------
Benefit obligation at December 31                 $ 314,093      $ 304,485
                                              ============== ==============

The following table presents a  reconciliation  of beginning and ending balances of the fair value of plan assets.

                                                   2001           2000
                                              -------------- --------------
                                                     (IN THOUSANDS)

Fair value of plan assets at January 1            $ 315,631      $ 307,612
Actual returns on plan assets                        18,865         27,188
Benefits paid                                       (25,771)       (24,993)
Transfers from DC plans                               3,052          5,825
                                              -------------- --------------
                                                  $ 311,777      $ 315,632
                                              ============== ==============

Funded status                                      $ (2,316)      $ 11,146
Unrecognized prior service cost                      45,758         58,953
Unrecognized actuarial (gain)/loss                  (10,148)       (32,347)
                                              -------------- --------------
Net amount recognized                              $ 33,294       $ 37,752
                                              ============== ==============

The following table presents the components of net periodic pension cost.

                                                     2001            2000             1999
                                                ------------- ----------------- ----------------
                                                               (IN THOUSANDS)

Service cost                                         $ 6,142           $ 5,511          $ 6,573
Interest cost                                         22,447            21,869           20,073
Expected return on plan assets                       (30,386)          (29,729)         (28,994)
Amortization of prior service cost                     6,601             6,556            6,509
Recognized actuarial (gain)/loss                        (343)           (1,623)               -
                                                ------------- ----------------- ----------------
                                                     $ 4,461           $ 2,584          $ 4,161
                                                ============= ================= ================

The following table presents weighted-average assumptions at December 31,

                                                     2001              2000             1999
                                                ---------------- ----------------- ----------------

Discount rate                                          7.25%             7.75%            8.00%
Expected return on assets                             10.00%            10.00%           10.00%
Rate of compensation increase                          4.00%             4.00%            4.00%

The following table presents the amounts recognized in the Consolidated  Balance
Sheet for the pension plan with  accumulated  benefit  obligations  in excess of plan assets:

                                               2001          2000
                                            -----------   -----------
                                                 (IN THOUSANDS)

Projected benefit obligation                    $ (953)       $ (955)
Fair value of assets                                 -             -
                                            -----------   -----------
Funded status                                     (953)         (955)
Unrecognized prior service cost                    168           183
Unrecognized loss                                   24           130
                                            -----------   -----------
                                                $ (761)       $ (642)
                                            ===========   ===========

401(K) PLANS

            The  WPC  salaried   employees   participate  in  a  401(k)  defined
contribution plan. WPC matches 50% of the employee's  contribution,  and through the date of the WPC  bankruptcy  (November 16, 2000) such matching  contribution was made with shares of WHX common stock.  The employer  contribution is limited to a maximum of 3% of an  employee's  salary.  The amount of such  contributions charged to WPC operations for the period January 1 through November 16, 2000 and the year ending December 31, 1999 were $1.1 million for each period.

            Certain H&H employees  participate in an H&H sponsored savings plan, which qualifies under Section 401(k) of the Internal  Revenue Code. This savings plan allows eligible employees to contribute from 1% to 15% of their income on a pretax basis.  H&H matches 50% of the first 3% of the  employee's  contribution.
H&H's  contributions  are  invested  in shares of WHX  common  stock and  become immediately  vested.  The  charge  to  operations  for  the  Company's  matching contribution  amounted to  $597,000,  $529,000 and $520,000 for the years ending
2001, 2000 and 1999, respectively.

            The  number of  shares of the  Company's  common  stock  held by the
401(k) plans was 1,122,747;  882,867 and 452,769 at December 31, 2001,  2000 and
1999, respectively.

            Substantially  all of  the  salaried  and  hourly  employees  of the
Company's  Unimast  subsidiary  participate in a 401(k) Incentive  Savings Plan.
Unimast  provides a matching  contribution of 50% of each  employee's  voluntary contribution up to 6% of the employee's salary.  Additionally,  Unimast may make an  annual  discretionary  contribution  of up to  2% of an  employee's  salary.
Contributions  charged to operations for this plan were  $901,000,  $781,000 and
$698,000 for the years ending December 31, 2001, 2000 and 1999, respectively.

OTHER POSTRETIREMENT BENEFITS

            Certain  retired   employees  of  Handy  &  Harman  are  covered  by
postretirement  medical benefit plans. The benefits provided are for medical and prescription  drugs.  Contributions  from a  majority  of the  participants  are required and for those retirees and spouses, the Company's payments are capped.

            The  following  table  presents a  reconciliation  of beginning  and ending  balances of the  Accumulated  Other  Postretirement  Benefit  Obligation
("APBO").

                                       50

                                                2001                2000
                                           --------------     ----------------
                                                      (IN THOUSANDS)
APBO at January 1,                               $ 7,987            $ 277,170
Service cost                                          26                2,344
Interest cost                                        530               17,754
Actuarial (gain) loss                               (575)               4,042
Plan amendments                                        -                  428
Benefits paid                                       (908)             (17,862)
APBO of WPC plan on November 16, 2000                  -             (275,889)
                                           --------------     ----------------
                                           --------------     ----------------
APBO at December 31,                             $ 7,060              $ 7,987
                                           ==============     ================

The above H&H other post-retirement benefit plans are unfunded.

            As a result of the deconsolidation of the WPC Group, the APBO of the
WPC Group is excluded from the WHX Consolidated Financial Statements. See Note 2 to the Consolidated Financial Statements.

The following table presents the amounts recognized in the Consolidated  Balance
Sheet as of December 31.

                                                            2001                 2000
                                                      --------------        --------------
                                                                 (IN THOUSANDS)
Funded status                                              $ (7,060)           $ (283,876)
Unrecognized prior service cost (credit)                        251               (28,793)
Unrecognized actuarial gain                                    (739)              (81,828)
Funded status of WPC at November 16, 2000                         -               386,736
                                                      --------------        --------------
Net amount recognized                                      $ (7,548)             $ (7,761)
                                                      ==============        ==============

The following table presents the components of net periodic benefit cost

                                                            2001                 2000 (A)                 1999
                                                      --------------        ----------------       ----------------
                                                                             (IN THOUSANDS)
Service cost                                                   $ 26                 $ 1,855                $ 2,650
Interest cost                                                   530                  17,753                 19,396
Expected return on plan assets                                    -                       -                     (6)
Amortization of prior service cost                              178                  (3,428)                (3,309)
Amortization of net (gain)                                      (39)                      -                      -
Recognized acturial gain                                          -                  (6,282)                (3,918)
                                                      --------------        ----------------       ----------------
Net periodic benefit cost                                     $ 695                 $ 9,898               $ 14,813
                                                      ==============        ================       ================

(a)  Includes  a pro rata  portion of the  annual  WPC  amounts to reflect  such amounts through November 16, 2000.

The following table presents the weighted-average assumptions at December  31,

                                                           2001                2000                1999
                                                     -----------------   ------------------   ----------------
Discount rate                                             7.25%                7.75%               8.00%
Expected return on assets                                            -                    -        8.00%
Health care cost trend rate                               8.00%                9.00%               8.00%

                  The health  care cost trend rate  assumed to be 8% in 2001 and gradually decreasing to 5% by the year 2004 and remain at that level thereafter.

NOTE 4 - INCOME TAXES
                                                                 YEAR ENDED DECEMBER 31,
                                                           2001                2000                1999
                                                      ----------------   ------------------   ----------------
                                                                (IN THOUSANDS)
INCOME TAXES BEFORE EXTRAORDINARY ITEMS
Current
                  Federal tax provision (benefit)                 $ -                  $ -              $ (96)
                  State tax provision                             885                2,521              3,055
                  Foreign tax provision (benefit)                 771                  436               (125)
                                                      ----------------   ------------------   ----------------
                        Total income taxes current              1,656                2,957              2,834
                                                      ----------------   ------------------   ----------------
Deferred
                  Federal tax provision (benefit)             (33,627)              70,643             (9,264)
                  State tax provision                               -                    -                  -
                                                      ----------------   ------------------   ----------------
Income tax provision (benefit)                              $ (31,971)            $ 73,600           $ (6,430)
                                                      ================   ==================   ================

TOTAL INCOME TAXES
Current
                  Federal tax provision (benefit)                 $ -                  $ -              $ (96)
                  State tax provision                             885                2,521              3,055
                  Foreign tax provision (benefit)                 771                  436               (125)
                                                      ----------------   ------------------   ----------------
                                                                1,656                2,957              2,834
                                                      ----------------   ------------------   ----------------
Deferred
                  Federal tax provision (benefit)             (26,973)              70,643             (8,782)
                  State tax provision                               -                    -                  -
                                                      ----------------   ------------------   ----------------
Income tax provision (benefit)                              $ (25,317)            $ 73,600           $ (5,948)
                                                      ================   ==================   ================

COMPONENTS OF TOTAL INCOME TAXES
Operations                                                  $ (31,971)            $ 73,600           $ (6,430)
Extraordinary items                                             6,654                    -                482
                                                      ----------------   ------------------   ----------------
Income tax provision (benefit)                              $ (25,317)            $ 73,600           $ (5,948)
                                                      ================   ==================   ================

            Deferred  income  taxes  result from  temporary  differences  in the financial  basis and tax basis of assets and  liabilities.  The amounts shown on the  following  table  represent  the total  differences  between the  Company's consolidated  tax  return  basis of  assets  and  liabilities  and the basis for financial  reporting,  and in 2000  includes  the amounts  relating to WPC. As a result of the  deconsolidation  of WPC as of November 16, 2000, the deferred tax assets,  liabilities and valuation allowance relating to WPC are not recorded in the consolidated balance sheet.

DEFERRED INCOME TAX SOURCES
                                                                                2001                       2000
                                                                          ------------------         ------------------
                                                                                         (IN MILLIONS)

ASSETS
Postretirement and postemployment employee benefits                                   $ 2.7                    $ 139.0
Operating loss carryforwards                                                           24.7                      153.2
Minimum tax credit carryforwards (indefinite carryforward)                              0.8                       18.9
Provision for expenses and losses                                                         -                       21.4
Leasing activities                                                                        -                       18.1
State income taxes                                                                        -                        1.3
Miscellaneous other                                                                     1.0                        4.8
                                                                          ------------------         ------------------
       Subtotal                                                                        29.2                      356.7
                                                                          ------------------         ------------------
Less:  Amount relating to WPC                                                             -                     (341.6)
                                                                          ------------------         ------------------
Deferred Tax Assets                                                                  $ 29.2                     $ 15.1
                                                                          ==================         ==================

LIABILITIES
Property plant and equipment                                                        $ (15.5)                  $ (151.5)
Inventory                                                                              (9.0)                     (53.1)
Pension                                                                               (11.7)                     (13.2)
State income taxes                                                                     (3.0)                      (3.8)
Miscellaneous other                                                                       -                       (2.7)
                                                                          ------------------         ------------------
       Subtotal                                                                       (39.2)                    (224.3)
                                                                          ------------------         ------------------
Less:  Amount relating to WPC                                                             -                      171.3
                                                                          ------------------         ------------------
Deferred Tax Liability                                                                (39.2)                     (53.0)
                                                                          ------------------         ------------------

Valuation Allowance                                                                    (2.4)                    (172.2)
                                                                          ------------------         ------------------
Less: Amount relating to WPC                                                              -                      170.3
                                                                          ------------------         ------------------
Valuation Allowance                                                                    (2.4)                      (1.9)
                                                                          ------------------         ------------------

NET DEFERRED INCOME TAX ASSET (LIABILITY)                                           $ (12.4)                   $ (39.8)
                                                                          ==================         ==================

            As a  result  of  the  Settlement  Agreement  (See  Note  2  to  the
Consolidated   Financial   Statements)  with  the  WPC  Group  and  the  related
termination  of the Tax Sharing  Agreement,  the Company is able to  recognize a benefit from net operating  losses of $13.6 million which were previously  fully reserved.  Net operating loss carryforwards of the WPC Group amounting to $413.2 million are not reflected in the above table as of December 31, 2001.

            The WPC Group, for tax return purposes, is consolidated with WHX and its other  subsidiaries.  At December  31, 2001,  WHX has $476.9  million of net operating  tax loss  carryforwards  of which $413.2  million  pertain to the WPC
Group   operations  and  for  which  no  benefit  has  been  recognized  in  the accompanying consolidated financial statements.

            The WPC Group operating loss  carryforwards  expire between 2005 and
2021 and the tax credit  carryforwards  expire  between  2002 and 2010.  WHX can utilize these  operating loss and credit  carryforwards  to reduce future income tax  liabilities,  so long as WPC remains a member of the WHX  consolidated  tax return.  However,  management  at the  present  time does not  believe  that any benefit from these carryforwards will be realized, since the ultimate resolution of the Bankruptcy Filing can not be determined.

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

            During 1994, the Company  experienced an ownership change as defined by Section  382 of the  Internal  Revenue  Code.  As the  result of this  event, pre-change  of  control  net  operating  losses  that  can  be  used  to  offset post-change  of control  pre-tax  income  will be limited to  approximately  $32 million in any year.  Post-change of control net operating losses do not have an annual  offset  limitation.  Total  federal and state income taxes paid in 2001,
2000 and 1999 were $0.9 million $3.3 million, and $3.5 million, respectively.

            Federal  tax returns  have been  examined  by the  Internal  Revenue
Service  ("IRS")  through 1997. The statute of limitations has expired for years through 1997.  Management  believes it has adequately  provided for all taxes on income.

            The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S.  statutory federal income tax rate to pretax income as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------
                                                                 2001                  2000                 1999
                                                         ---------------------------------------------------------------
                                                          (IN THOUSANDS)

Income (loss)  before taxes and extraordinary item                $ 56,793             $ (107,455)            $ (22,264)
                                                         ==================  =====================  ====================
Tax provision (benefit)  at statutory rate                        $ 19,878              $ (37,605)             $ (7,792)
Increase (decrease)  in tax due to:
         Percentage depletion                                            -                   (201)                 (530)
         Equity earnings                                               (89)                (1,525)               (1,300)
         Goodwill amortization                                       2,289                  2,530                 2,375
         Other permanent differences                                 1,339                      -                     -
         State income tax net of federal effect                        575                  1,639                 1,986
         Change in valuation allowance                                 500                133,823                (3,246)
         Net effect of foreign tax rate                                101                   (582)                  624
         Benefit of current year losses of
           non-consolidated subsidiary (WPC)                       (44,388)                     -                     -
         Recognition of NOLs available due to
            termination of WPC Tax Sharing Agreement               (13,642)                     -                     -
         Adjustment of prior year's tax                                  -                (25,288)                  575
         Other                                                       1,466                    809                   878
                                                         ------------------  ---------------------  --------------------
Tax provision (benefit)                                          $ (31,971)              $ 73,600              $ (6,430)
                                                         ==================  =====================  ====================

NOTE 5 -  SHORT TERM INVESTMENTS

The composition of the Company's short-term investments are as follows:
                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------
                                                                              2001                 2000
                                                                        ---------------      ---------------
                                                                         (IN THOUSANDS)

Trading Securities:
               U. S. Treasury Securities                                     $ 130,235                   $ -
               Reverse Repurchase Agreement                                    105,000                45,479
               Equities                                                          9,540                21,876
               Other                                                               108                 1,964
                                                                        ---------------      ----------------
                                                                             $ 244,883              $ 69,319
                                                                        ===============      ================

             These  investments are subject to price volatility  associated with any interest-bearing  instrument.  Fluctuations in general interest rates affect the value of these investments.

              Net unrealized holding gains and losses on trading securities held at period  end and  included  in other  income  for 2001 and 2000 were a loss of
$12.3 million and $24.3 million, respectively. At December 2001, the Company had short-term  margin  borrowings  of $110.9  million,  related  to the  short-term investments.

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

NOTE 6 - INVENTORIES
                                                                                     YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                                 2001                   2000
                                                                          ----------------         ----------------
                                                                                        (IN THOUSANDS)

Finished products                                                                $ 27,327                 $ 29,255
In-process                                                                         19,457                   24,566
Raw materials                                                                      33,011                   36,453
Fine and fabricated precious metal in various stages of completion                 36,027                   61,671
                                                                          ----------------         ----------------
                                                                                  115,822                  151,945
LIFO reserve                                                                         (987)                  (1,676)
                                                                          ----------------         ----------------
                                                                                $ 114,835                $ 150,269
                                                                          ================         ================

               During 2001,  2000 and 1999,  certain  inventory  quantities were reduced,  resulting in  liquidations  of LIFO  inventories,  the effect of which increased  (decreased) income by approximately,  $(0.4) million,  $(1.2) million and $2.1 million in 2001, 2000 and 1999, respectively.  The operating income for
2001 and 1999  includes a non-cash  charge  resulting  from the lower of cost or market  adjustment to precious metal  inventories in the amount of $3.3 and $2.0 million in 2001 and 1999, respectively.

               Certain customers and suppliers of the H&H Precious Metal Segment choose to do business on a "pool" basis.  That is, to furnish  precious metal to
H&H for return in  fabricated  form  (customer  metal) or for  purchase  from or return to the  supplier.  When the  customer's  precious  metal is  returned  in fabricated  form,  the customer is charged a  fabrication  charge.  The value of consigned  precious metal is not included in the Company's balance sheet. To the extent that the  quantity of customer and supplier  precious  metal,  as well as precious metal owned by the Company,  does not meet operating needs, the Company can lease precious metal through its Consignment Facility. At December 31, 2001,
2,700,000  ounces of silver and 8,600  ounces of gold were leased to the Company under the Consignment Facility. The weighted-average consignment rates under the
Consignment Facility for gold were 2.9% at December 31, 2001 and for silver 5.9%
and 2.1%,  per annum at December 31, 2001 and 2000,  respectively,  based on the market value of the related leased precious metal.

              The  following  table  summarizes  customer,  supplier  and leased precious metal quantities:

                                                                                YEAR ENDED DECEMBER 31
                                                                       ----------------------------------------
                                                                              2001                 2000
                                                                       -------------------   ------------------
   Silver ounces:
     Customer metal                                                             1,382,000              853,000
     Net suppliers                                                                      -              476,000
     Leased                                                                     2,700,000            2,000,000
                                                                       -------------------   ------------------
           Total                                                                4,082,000            3,329,000
                                                                       ===================   ==================

   Gold ounces:
     Customer metal                                                                 4,200                7,500
     Leased                                                                         8,600                    -
                                                                       -------------------   ------------------
           Total                                                                   12,800                7,500
                                                                       ===================   ==================

   Palladium ounces:
     Customer metal                                                                 1,414                  217
                                                                       ===================   ==================

Supplemental inventory information:
                                                                                  YEAR ENDED DECEMBER 31
                                                                       ----------------------------------------
                                                                              2001                 2000
                                                                       -------------------   ------------------
                                                                             (IN THOUSANDS, EXCEPT PER OUNCE)

Precious metals stated at LIFO cost                                              $ 33,739             $ 57,643
Market value per ounce:
   Silver                                                                         $ 4.650              $ 4.595
   Gold                                                                          $ 276.50             $ 270.80
   Palladium                                                                     $ 440.00             $ 970.00

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

                                                                               YEAR ENDED DECEMBER 31
                                                                       ----------------------------------------
                                                                              2001                 2000
                                                                       -------------------   ------------------
                                                                                   (IN THOUSANDS)

Land                                                                             $ 18,923             $ 18,667
Buildings, machinery and equipment                                                218,956              196,032
Construction in progress                                                            2,752                9,539
                                                                       -------------------   ------------------
                                                                                  240,631              224,238
Accumulated depreciation and amortization                                          69,607               50,448
                                                                       -------------------   ------------------
                                                                                $ 171,024            $ 173,790
                                                                       ===================   ==================

Depreciation  expense for the years 2001,  2000, and 1999 was $20.1,  $89.1, and
$96.0 million, respectively.

NOTE 8 - LONG-TERM DEBT
                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                                    2001             2000
                                                             --------------   ---------------
(in thousands)

Senior Notes due 2005, 10 1/2%                                   $ 245,059         $ 281,490
Handy & Harman Senior Secured Credit Facility                      168,155           192,793
Unimast Revolving Credit Agreement                                  26,900            21,000
Other                                                               16,395            16,629
                                                             --------------   ---------------
                                                                   456,509           511,912
Less portion due within one year                                     2,150             6,929
                                                             --------------   ---------------
Total long-term debt                                             $ 454,359         $ 504,983
                                                             ==============   ===============

            The fair value of  long-term  debt at December 31, 2001 and 2000 was
$329,379 and $403,500,  respectively.  Fair value of long-term debt is estimated based on trading in the public market.

            Long-term  debt  maturing  in  each of the  next  five  years  is as follows:  2002, $12,400;  2003, $44,200;  2004, $44,260;  2005, $270,059;  2006,
$85,590. The Company's revolving credit facilities gives the Company the ability to classify current  portions of long-term debt and other short-term  borrowings amounting  to $10,250 and $9,595 as  long-term  debt as of December 31, 2001 and
December 31, 2000, respectively.

            A summary of the financial agreements at December 31, 2001 follows:

WHX CORPORATION 10 1/2% SENIOR NOTES DUE 2005:

            On April 7, 1998,  WHX issued $350  million  principal  amount of 10
1/2% Senior Notes ("Notes"),  which replaced  privately placed notes of the same amount.  Interest on the Notes is payable  semi-annually on April 15 and October
15 of each year,  commencing  October 15,  1998.  The Notes  mature on April 15,
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

            The  Notes  indenture,  dated  as of April  7,  1998  ("Indenture"), contains  certain  covenants,  including,  but not  limited to,  covenants  with
respect  to:  (i)  limitations  on  indebtedness  and  preferred   stock;   (ii)
limitations  on restricted  payments;  (iii)  limitations on  transactions  with affiliates;  (iv) limitations on liens; (v) limitations on sales of assets; (vi)
limitations on dividends and other payment restrictions affecting  subsidiaries;
and (vii) restrictions on consolidations, mergers and sales of assets.

            During the first quarter of 1999, the Company  purchased and retired
$20.5  million  aggregate  principal  amount  of the  Notes in the  open  market resulting in an extraordinary gain of $0.9 million net of tax.

            During the second quarter of 2001, the Company purchased and retired
$36.4  million  aggregate  principal  amount  of the  Notes in the  open  market resulting in an extraordinary gain of $12.4 million net of tax.

            During  the period  January  1, 2002  through  March 21,  2002,  WHX purchased and retired $82.5 million  aggregate  principal amount of Senior Notes in the open market for $50.6 million, as of March 21, 2002.

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

HANDY & HARMAN SENIOR SECURED CREDIT FACILITY

            On July 30, 1998,  H&H entered into a $300  million  Senior  Secured
Credit facility ("Facilities") with Citibank, N.A., as agent. The Facilities are comprised of (i) a $100 million 6-year  Revolving  Credit  Facility,  (ii) a $25 million Delayed Draw Term Loan Facility (now expired) (iii) a $50 million 6-year
Term Loan A  Facility,  and (iv) a $125  million  8-year  Term Loan B  Facility.
Interest  under the Facilities is calculated at a rate  determined  either using
(i) the Citibank prime rate or (ii) LIBOR,  plus the Applicable Margin in effect from time to time.  Applicable Margin means a percentage per annum determined by reference  to the total  leverage  ratio of H&H. The rates in effect at December
31,  2001 are (a) in the case of the Term A Facility  and the  Revolving  Credit
Facility,  calculated  at  LIBOR +  1.50%  and  (b) in the  case  of the  Term B facility,  calculated  at LIBOR + 2.25%.  Borrowings  under the  Facilities  are secured  by the pledge of 100% of the  capital  stock of all H&H's  active  U.S.
subsidiaries and 65% of the stock of H&H's non-U.S.  subsidiaries.  In addition,
H&H  provided a  perfected  first  priority  lien on and  security  interest  in substantially  all the assets of H&H and its  subsidiaries.  The Facilities have
certain   financial   covenants   restricting   indebtedness,   liens  and  cash
distributions  that can be made to WHX. Certain financial  covenants  associated with leverage,  fixed charge coverage,  capital  spending and interest  coverage must be maintained.  In 2001, H&H received capital contributions of $6.3 million from WHX in order to  remain  in  compliance  with  certain  of these  financial covenants.  Such funds were  utilized to reduce H&H debt.  At December 31, 2001,
H&H was in compliance with all covenants.  In September 2000, H&H entered into a cancelable  interest-rate swap to convert $125 million of its variable-rate debt to a fixed rate with Citibank,  N.A. New York. The fixed rate was 6.75% percent, effective  October 1, 2000,  with a  termination  date of  September  30,  2001.
Borrowings  outstanding under the Facilities at December 31, 2001 totaled $168.2 million.  Letters  of credit  outstanding  under the  facilities  totaled  $14.7 million at December 31, 2001.

UNIMAST REVOLVING CREDIT AGREEMENT

            On November 24, 1998, Unimast Incorporated  ("Unimast") entered into a Revolving  Credit  Agreement  ("RCA") with Bank One, as lender and agent,  and
Citicorp USA Inc., as lender and collateral  agent.  The Unimast RCA was amended in 2001 to include PCC.  The RCA is for general  corporate  purposes,  including working  capital  needs and capital  expenditures  up to $55  million  with a $3 million sub-limit for letters of credit ("LC").  The RCA expires on November 24,
2003.  Interest rates are based on either Bank One's current corporate base rate or a Eurodollar  rate plus 1.50%.  Each of these rates can fluctuate  based upon performance.  An  aggregate  commitment  fee of .375% is  charged  on the unused portion. The letter of credit fees are 0.75% for a commercial LC and 1.50% for a standby LC. The commitment fees and the LC fees are all performance based.

            Unimast,  in connection with the Settlement  Agreement  discussed in
Note 2, borrowed $15 million under the RCA for the purchase of PCC.

            Borrowings are secured primarily by 100% of the eligible  inventory, accounts receivable, and fixed assets of Unimast and its subsidiaries,  and PCC.
The terms of the RCA contain various  restrictive  covenants  limiting  dividend payments,  major acquisitions or other distribution of assets, as defined in the
RCA. Certain financial covenants  associated with leverage,  net worth,  capital spending and interest coverage must be maintained. At December 31, 2001, Unimast was in compliance with all covenants.  Borrowings outstanding against the RCA at
December 31, 2001 totaled $26.9 million. Letters of credit outstanding under the
RCA totaled $6.1 million at December 31, 2001.

RESTRICTED NET ASSETS OF SUBSIDIARIES

            As described  above the Handy & Harman and Unimast  loan  agreements contain  provisions  restricting  cash payments to WHX. The agreements allow the payment of management  fees,  income taxes  pursuant to tax sharing  agreements, loan repayments and related  interest,  and certain other expenses.  In addition dividends  may be paid under  certain  conditions.  At

December  31,  2001 the net  assets  of these  subsidiaries  amounted  to $329.9 million,  of which  approximately  $0.6  million  was not  restricted  as to the payment of dividends to WHX.

INTEREST COST

            Aggregate interest costs on debt and amounts  capitalized during the three years ended December 31 are as follows:

                                                   2001               2000              1999
                                             --------------      ---------------    --------------
                                             (IN THOUSANDS)

Aggregate interest expense                        $ 48,905             $ 91,175          $ 90,885
Less: Capitalized interest                               -                4,953             3,034
                                             --------------      ---------------    --------------
Interest expense                                  $ 48,905             $ 86,222          $ 87,851
                                             ==============      ===============    ==============
Interest paid                                     $ 45,751             $ 77,813          $ 89,006
                                             ==============      ===============    ==============

NOTE 9 - STOCKHOLDERS' EQUITY

            The authorized capital stock of WHX consists of 60,000,000 shares of
Common Stock,  $.01 par value, of which 16,071,007 shares were outstanding as of
December 31, 2001, and 10,000,000  shares of Preferred Stock, $.10 par value, of which  2,614,226  shares of Series A Convertible  Preferred  Stock and 2,956,700
shares of Series B Convertible  Preferred Stock were  outstanding as of December
31, 2001. In 1999,  the Company  purchased  3,594,300  shares of Common Stock in open market purchases. No additional shares were purchased during 2001 or 2000.

SERIES A CONVERTIBLE PREFERRED STOCK

            In July  1993,  the  Company  issued  3,000,000  shares  of Series A
Convertible  Preferred  Stock for net  proceeds of $145  million.  On October 4,
2000,  pursuant to a solicitation of consents from holders of its 10 1/2% Senior
Notes,  certain covenants and other provisions of the indebtedness were amended.
The Supplemental  Indenture  prohibits the payment of dividends on the Company's preferred  stock until October 1, 2002,  and  thereafter  only in the event such payments  satisfy certain  conditions set forth in the Indenture,  as amended by the Supplemental Indenture.  Dividends on the shares of the Series A Convertible
Preferred  Stock are cumulative and are payable  quarterly in arrears on January
1, April 1, July 1 and October 1 of each year,  in an amount  equal to $3.25 per share per annum. The Company has accrued $10.6 million representing dividends in arrears at December 31, 2001.

            Each  share  of  the  Series  A  Convertible   Preferred   Stock  is
convertible  at the  option of the  holder  thereof  at any time into  shares of
Common Stock of the Company,  par value $.01 per share,  at a conversion rate of
3.1686 shares of Common Stock for each share of Series A  Convertible  Preferred
Stock, subject to adjustment under certain conditions.

            The Series A Convertible Preferred Stock is redeemable at the option of the Company,  in whole or in part,  for cash,  initially at $52.275 per share and thereafter at prices declining ratably to $50 per share on and after July 1,
2003, plus in each case accrued and unpaid dividends to the redemption date. The
Series A  Convertible  Preferred  Stock is not  entitled  to the  benefit of any sinking fund.  During 2001 and 1999,  293,599 and 175 shares  respectively  were converted into Common Stock. There were no conversions in 2000.

SERIES B CONVERTIBLE PREFERRED STOCK

            The  Company  issued   3,500,000  shares  of  Series  B  Convertible
Preferred Stock in September 1994 for net proceeds of $169.8 million. On October
4, 2000,  pursuant to a  solicitation  of consents  from  holders of its 10 1/2%
Senior Notes,  certain  covenants and other provisions of the indebtedness  were amended.  The Supplemental  Indenture  prohibits the payment of dividends on the
Company's  preferred  stock until October 1, 2002,  and  thereafter  only in the event such payments  satisfy certain  conditions set forth in the Indenture,  as amended by the Supplemental  Indenture.  Dividends on the shares of the Series B
Convertible  Preferred  Stock,  are  cumulative,  and are payable  quarterly  in arrears on January 1, April 1, July 1 and  October 1 of each year,  in an amount equal to $3.75 per share per  annum.  The  Company  has  accrued  $13.9  million representing dividends in arrears at December 31, 2001.

            Each  share  of  the  Series  B  Convertible   Preferred   Stock  is
convertible  at the  option of the  holder  thereof  at any time into  shares of
Common Stock of the Company,  par value $.01 per share,  at a conversion rate of
2.4510 shares of Common Stock for each share of Series B  Convertible  Preferred
Stock, subject to adjustment under certain conditions.

            The Series B Convertible Preferred Stock is redeemable at the option of the Company,  in whole or in part,  for cash,  initially at $52.625 per share and thereafter at prices declining ratably to $50 per share on and after October
1, 2004, plus in each case accrued and unpaid  dividends to the redemption date.
The Series B Convertible  Preferred  Stock is not entitled to the benefit of any sinking fund. During 2001, 18,400 shares were converted into Common Stock. There were no conversions in 2000 and 1999.

REDEEMABLE COMMON STOCK

            As of December 31, 2000 certain present and former  employees of the
WPC Group hold,  through an Employee  Stock  Ownership  Plan  ("ESOP"),  244,507
shares of common stock of WHX. These  employees  received such shares as part of the 1991  Chapter 11 Plan of  Reorganization  in exchange for Series C preferred shares of Wheeling-Pittsburgh Steel Corporation (WPC's predecessor company prior to the 1990  bankruptcy).  Beneficial  owners  of such  shares  who were  active employees  on  August  15,  1990 and who have  either  retired,  died or  become disabled, or who reach 30 years of service, may sell their shares to the Company at a price of $15 or, upon qualified retirement, $20 per share. These contingent obligations  are expected to extend over many years, as participants in the ESOP satisfy the  criteria  for selling  shares to the  Company.  In  addition,  each beneficiary  can direct the ESOP to sell any or all of its common stock into the public markets at any time; provided, however, that the ESOP will not on any day sell in the public markets more than 20% of the number of shares of Common Stock traded  during the previous  day.  Management  had  estimated  the liability for future  redemptions  to be  approximately  $2.6  million.  As a  result  of  the
Settlement  Agreement  discussed in Note 2, the liability for redeemable  common shares was assumed by WPC,  accordingly  participants  will sell their shares to
WPC.  The ESOP held  approximately  218,000  shares  of  Common  Stock of WHX at
December 31, 2001.

2001 STOCK OPTION PLAN

            The WHX  Corporation  2001  Stock  Option  Plan  ("2001  Plan"),  is
intended to assist the Company in securing  and  retaining  in the employ of the
Company (and any subsidiary to the Company)  directors,  officers,  consultants, advisors and employees by allowing them to  participate in the ownership and the development and financial  success of the Company through the grant of incentive and non-qualified options (collectively, the "Options"). Incentive stock options granted  under the Option Plan are intended to be "Incentive  Stock  Options" as defined by Section 422 of the Code.

            An aggregate of 1,500,000  shares of Common Stock have been reserved for  issuance  upon  exercise of Options  under the 2001 Plan.  The 2001 Plan is administered by a committee ("Committee") consisting of two or more non-employee members of the Board of  Directors.  The term of Options  granted under the 2001
Plan may not  exceed 10 years  (five  years in the case of an  incentive  Option granted to an optionee  owning more than 10% of the voting  stock of the Company
(a"10% Holder)). The Option price for Options shall not be less than 100% of the fair  market  value of the  shares  of  Common  Stock at the time the  Option is granted;  provided,  however,  that with respect to an incentive  option, in the case of a 10%  Holder,  the  purchase  price per share shall be at least 110% of such fair market value.  The aggregate fair market value of the shares of Common
Stock as to which an optionee may first exercise  incentive stock options in any calendar  year may not  exceed  $100,000.  Payment  for  shares  purchased  upon exercise  of  Options  is to be made in  cash,  but,  at the  discretion  of the
Committee, may be made by delivery of other shares of Common Stock of comparable value.

1991 STOCK OPTION PLAN

             The WHX Corporation Stock Option Plan ("1991 Plan"), as amended, is intended  to assist the Company in  securing  and  retaining  key  employees  by allowing them to participate in the ownership and growth of the Company  through the grant of incentive and non-qualified options  (collectively,  the "Options")
to full-time  employees of the Company and its  subsidiaries.  In 2001, the 1991
Plan was amended.  This amendment expanded the definition of persons eligible to
receive  grants  of  options  under  the  1991  Plan  to  directors,   officers,
consultants, advisors and employees of WHX and its subsidiaries. Incentive stock options  granted  under the Option  Plan are  intended  to be  "Incentive  Stock
Options" as defined by Section 422 of the Code.

             An aggregate of 3,750,000 shares of Common Stock have been reserved for issuance upon exercise of Options under the 1991 Plan, as amended.  The 1991
Plan is  administered  by a committee (the  "Committee")  consisting of not less than two  non-employee  members of the Board of  Directors.  The term of Options granted  under the 1991 Plan may not exceed 15 years  (five years in the case of an incentive  Option  granted to an optionee  owning more than 10% of the voting stock of the Company (a

"10% Holder")).  The Option price for Options shall not be less than 100% of the fair  market  value of the  shares  of  Common  Stock at the time the  Option is granted;  provided,  however,  that with respect to an incentive  option, in the case of a 10%  Holder,  the  purchase  price per share shall be at least 110% of such fair market value.  The aggregate fair market value of the shares of Common
Stock as to which an optionee may first exercise  incentive stock options in any calendar  year may not  exceed  $100,000.  Payment  for  shares  purchased  upon exercise  of  Options  is to be made in  cash,  but,  at the  discretion  of the
Committee, may be made by delivery of other shares of Common Stock of comparable value.

DIRECTORS OPTION PLANS

            The 1993  Directors  D&O Plan ("1993 D&O  Plan") is  authorized  to issue shares of Common Stock pursuant to the exercise of options with respect to a maximum of 400,000  shares of Common Stock.  The options vest over three years from the date of grant.  The 1997 Directors  Stock Option Plan ("1997 D&O Plan")
is authorized to issue an additional 400,000 shares of Common Stock.

OPTION GRANTS TO WPN CORPORATION

            On July 29, 1993 ("Approval  Date"), the Board of Directors approved the grant of options to WPN Corp. (See Note 11 - to the  Consolidated  Financial
Statements) to purchase 1,000,000 shares of Common Stock ("Option Grants").  The
Option Grants were approved by the stockholders on March 31, 1994.

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

A SUMMARY OF THE OPTION PLANS:

                                         NUMBER OF OPTIONS
                             1991               D&O             WPN             2001         OPTION PRICE        WEIGHTED AVERAGE
                             PLAN              PLAN            GRANT            PLAN             RANGE             OPTION PRICE
                       --------------   ----------------  --------------  ---------------  ------------------ ---------------------

Balance 01/01/99           2,364,037            511,666       2,000,000                -                           $      12.277
   Granted                   484,500             25,000               -                -    $7.625-$12.4375        $       9.192
   Cancelled                (108,610)                 -               -                -     $8.75-$14.625         $      13.580
   Exercised                 (10,650)                 -               -                -      $7.25-$8.75          $       7.342
                       --------------   ----------------  --------------  ---------------
Balance 12/31/99           2,729,277            536,666       2,000,000                -                           $      12.010
   Granted                   250,000             25,000               -                -     $6.85-$6.875          $       6.873
   Cancelled                (131,441)                 -               -                -     $8.75-$14.625         $      11.690
                       --------------   ----------------  --------------  ---------------
Balance 12/31/00           2,847,836            561,666       2,000,000                -                           $      11.910
   Granted                         -                  -               -        1,385,000         $1.63             $        1.63
   Cancelled                (313,179)                 -               -          (30,000)    $1.63-$16.625         $      13.209
                       --------------   ----------------  --------------  ---------------
Balance 12/31/01           2,534,657            561,666       2,000,000        1,355,000                           $       9.534
                       ==============   ================  ==============  ===============

            Options  outstanding  at December 31, 2001,  which are  exercisable, totaled  5,245,656 and have a weighted  average option price of $10.96.  Options outstanding  at December 31, 2001 had a  weighted-average  remaining life of 5.8 years.

            The Company adopted SFAS No. 123, and elected to continue to account for stock options,  under the provisions of APB 25.  Therefore,  no compensation costs have been recognized for the stock option plans in 2001, 2000 or 1999. Had the Company elected to account for stock-based  compensation under the provision of SFAS No.  123  during  2001,  the  effect on net  income  would  have been an additional  expense of $1.6 million,  net of related  income tax benefit of $0.8 million or $0.16 and $.08 per share of Common Stock after deduction of Preferred
Stock  Dividends on a basic and diluted  basis,  respectively.  During 2000, the effect on net income would have been an additional expense of $1.7 million,  net of related income tax benefit of $1.2 million, or $.22 per share of common stock after  deduction of preferred  stock  dividends,  on a basic and diluted  basis.
During 1999,  the effect on net income would have been an additional  expense of
$2.9  million,  net of related tax benefit of $1.6 million or $0.18 per share of common stock after deduction of preferred stock dividends on a basic and diluted basis.  The fair value of the option grants is estimated on the measurement date using the  Black-Scholes  option-pricing  model. The following  weighted-average assumptions were used in the Black-Scholes  calculation:  expected volatility of
69.7% in 2001, 40.6% in 2000 and 53.2% in 1999;  risk-free interest rate of 4.8%
in  2001,  6.7% in 2000  and 6.6% in 1999,  an  expected  life of 5 years  and a dividend yield of zero.

EARNINGS PER SHARE

            The  computation  of  dilutive  earnings  per  common  share in 2001
assumes   conversion  of  preferred  stock  and  redeemable  common  stock.  The computation  of basic  earnings  per  common  share is based  upon the  weighted average  number of shares of Common  Stock  outstanding.  In 2000 and 1999,  the conversion of preferred stock,  redeemable  common stock and exercise of options and warrants would have had an anti-dilutive  effect.  A  reconciliation  of the income and shares used in the computation follows:

                                                                                YEAR ENDED DECEMBER 31, 2001
                                                                            INCOME           SHARES        PER-SHARE
                                                                         (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                                                     -----------------  --------------  ---------------
                                                                              (DOLLARS AND SHARES IN THOUSANDS)

   Income before extraordinary item                                          $ 88,764
   Less: Preferred stock dividends                                             19,329
                                                                     -----------------
   Basic EPS
        Income available to common stockholders                                69,435           15,011           $ 4.63
                                                                     -----------------  ---------------  ---------------
   Effect of Dilutive Securities
        Convertible preferred stock                                            19,329           16,296
        Redeemable common stock                                                     -              217
                                                                     -----------------  ---------------
   Diluted EPS
        Income available to common stockholders
                                   plus assumed conversions                  $ 88,764           31,524           $ 2.82
                                                                     =================  ===============  ===============

              The assumed conversion of stock options would have an anti-dilutive effect on earnings per-share in 2001.

                                                                                         YEAR ENDED DECEMBER 31, 2000

                                                                        INCOME (LOSS)        SHARES         PER-SHARE
                                                                         (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                                                     -----------------  ---------------  ---------------
                                                                       (DOLLARS AND SHARES IN THOUSANDS)

  Loss before extraordinary item                                         $ (181,045)
  Less: Preferred stock dividends                                            20,607
                                                                     -----------------
  Basic EPS and Diluted EPS
       Loss available to common stockholders                             $ (201,652)           14,304            $ (14.10)
                                                                     =================    ===============  ===============

              The  assumed  conversion  of stock  options,  preferred  stock and redeemable common stock would have an anti-dilutive effect on earnings per-share in 2000.

                                                                                         YEAR ENDED DECEMBER 31, 1999

                                                                       INCOME (LOSS)          SHARES        PER-SHARE
                                                                        (NUMERATOR)       (DENOMINATOR)       AMOUNT
                                                                     -----------------  ---------------  ---------------
                                                                      (DOLLARS AND SHARES IN THOUSANDS)

  Loss before extraordinary item                                          $ (15,834)
  Less: Preferred stock dividends                                            20,608
                                                                     -----------------
  Basic EPS and Diluted EPS
       Loss available to common stockholders                              $ (36,442)            15,866           $ (2.30)
                                                                     =================    ===============  ===============

              The  assumed  conversion  of stock  options,  preferred  stock and redeemable common stock would have an anti-dilutive effect on earnings per-share in 1999.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

            Rent expense for the WHX Group in 2001, 2000, 1999 was $7.0 million,
$5.1  million  and  $4.4  million  respectively.   Operating  lease  and  rental
commitments for future years are as follows (in thousands):

            2002                          $ 5,997
            2003                            5,323
            2004                            5,209
            2005                            5,276
            2006                            4,876
            2007 and beyond                11,595
                              --------------------
                                         $ 38,276
                              ====================

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
The United  States  Attorney's  office also  conducted a criminal  investigation
relating  to  this  matter  and   Strandflex   was  a  target  of  the  criminal
investigation  under title 18 of the United States Code ss.287 (Submitting False
Claims)  with the focus of the  investigation  being  whether  wire rope sold to government  agencies,  either  directly or  indirectly,  was  misrepresented  by
Strandflex as meeting MILSPEC specifications.  H&H entered into discussions with the United States  Attorney to seek a negotiated  settlement of all criminal and civil claims. Those discussions resulted in a settlement agreement dated May 24,
2001, pursuant to which all civil and criminal claims were resolved as follows:

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

SEC ENFORCEMENT ACTION

            On June 25, 1998,  the Securities  and Exchange  Commission  ("SEC")
instituted an administrative proceeding against the Company alleging that it had violated  certain SEC rules in  connection  with the tender  offer for  Dynamics
Corporation of America ("DCA") commenced on March 31, 1997 through the Company's wholly-owned subsidiary,  SB Acquisition Corp. ("Offer"). The Company previously disclosed that the SEC intended to institute this proceeding.  Specifically, the
Order  Instituting  Proceedings (the "Order") alleges that, in its initial form, the  Offer  violated  the  "All  Holders  Rule,"  Rule  14d-10(a)(1)  under  the
Securities  Exchange Act of 1934, as amended (the "Exchange Act"),  based on the
Company's  inclusion of a "record holder condition" in the Offer. No shareholder had tendered any shares at the time the condition was removed. The Order further alleges that the Company violated Rules 14d-4(c) and 14d-6(d) under the Exchange
Act upon expiration of the Offer, by allegedly  waiving  material  conditions to the Offer without prior notice to shareholders and purchasing the  approximately
10.6% of DCA's  outstanding  shares tendered pursuant to the offer. The SEC does not claim that the Offer was intended to or in fact defrauded any investor.

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
("Superfund") or similar state statutes at several waste sites. The WPC Group is subject to joint and  several  liability  imposed by  Superfund  on  potentially responsible parties. Due to the technical and regulatory  complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and  allocating or  determining  liability  among them, the WPC Group is unable to reasonably  estimate the ultimate cost of  compliance  with  Superfund
Laws. The WPC Group believes,  based upon information currently available,  that its liability for clean up and remediation  costs in connection with the Buckeye
Reclamation  Landfill  will be between $1.5 and $2.0  million.  At several other sites the WPC Group estimates costs of approximately $0.5 million. The WPC Group is currently funding its share of remediation costs.

            The WPC Group, as are other industrial manufacturers,  is subject to increasingly  stringent standards relating to the protection of the environment.
In order to facilitate  compliance with these environmental  standards,  the WPC
Group has incurred  capital  expenditures  for  environmental  control  projects aggregating $0.8 million, $3.4 million and $7.7 million for 2001, 2000, and 1999 respectively.  WPC  anticipates  spending  approximately  $19.5  million  in the aggregate  on major  environmental  compliance  projects  through the year 2004, estimated to be spent as follows:  $9.7  million in 2002,  $6.1 million in 2003, and $3.7  million in 2004.  However,  due to the  possibility  of  unanticipated factual or regulatory  developments  and in light of limitations  imposed by the pending Chapter 11 cases, the amount and timing of future  expenditures may vary substantially from such estimates.

            WPC's non-current  accrued  environmental  liabilities totaled $19.0 million  and  $17.1  million  at  December  31,  2001  and  December  31,  2000, respectively.  These  accruals were  initially  determined by WPC,  based on all
available   information.   As  new  information  becomes  available,   including
information  provided by third parties,  and changing laws and  regulation,  the liabilities  are  reviewed  and  the  accruals  adjusted  quarterly.  Management believes,  based on its best  estimate,  that WPC has  adequately  provided  for remediation  costs that might be  incurred  or  penalties  that might be imposed under present environmental laws and regulations.

            The   Bankruptcy   Code  may   distinguish   between   environmental
liabilities  that represent  pre-petition  liabilities  and those that represent ongoing  post-petition  liabilities.  Based on information  currently available, including  the WPC  Group's  prior  capital  expenditures,  anticipated  capital expenditures,  consent agreements negotiated with Federal and State agencies and information  available to the WPC Group on pending  judicial and  administrative proceedings,  the WPC  Group  does  not  expect  its  environmental  compliance, including the incurrence of additional fines and penalties,  if any, relating to the  operation  of its  facilities,  to have a  material  adverse  effect on the results  of  operations  of the WPC  Group  or on the  WPC  Group's  ability  to
reorganize.   However,   it  is  possible  that  litigation  and   environmental
contingencies  could have a material  effect on  quarterly  or annual  operating results when they are resolved in future periods.  As further  information comes into the WPC Group's possession, it will continue to reassess such evaluations.

            In the event the WPC  Group is  unable  to fund  these  liabilities, claims may be made against the WHX for payment of such liabilities.

NOTE 11 - RELATED PARTY TRANSACTIONS

            The Chairman of the Board of the Company is the  president  and sole shareholder of WPN Corp. ("WPN"). Pursuant to a management agreement as amended, and approved by a majority of the non-management  directors of the Company,  WPN provides certain financial,  management  advisory and consulting services to the
Company.  Such services include,  among others,  identification,  evaluation and negotiation  of  acquisitions,  responsibility  for  financing  matters  for the
Company  and  its  subsidiaries,   review  of  annual  and  quarterly   budgets,
supervision and administration,  as appropriate, of all the Company's accounting and financial  functions  and review and  supervision  of reporting  obligations under  Federal and state  securities  laws. In exchange for such  services,  WPN received a monthly fee of  $520,833  in 2001,  2000 and 1999.  In  addition,  in
October 1999,  the Board of Directors  awarded WPN an  additional  bonus of $3.3 million in  recognition of the returns earned by WPN on behalf of the Company in its management of the Company's cash and marketable  securities.  The management agreement  has a two-year  term and is renewable  automatically  for  successive one-year periods,  unless terminated by either party upon 60 days' prior written notice of the renewal date.

            The WPC Group is  included  in the  Company's  consolidated  federal income  tax  return.  WHX and the  WPC  Group  had  entered  into a tax  sharing agreement,  dated July 26, 1994, which provided that the WPC Group would be paid for any  reduction in the combined  consolidated  federal  income tax  liability resulting from the utilization or deemed  utilization of deductions,  losses and credits  whether from current or prior years which are  attributable to WPC. The
Tax  Sharing  Agreement  was  terminated  in  2001  as  part  of the  Settlement
Agreement.  As a  result,  WHX was able to  recognize  benefits  from  WPC's net operating losses (See Note 4 to the Consolidated Financial Statements).

            As part of the Settlement  Agreement,  WHX paid $32.0 million to the
WPC Group in 2001. As a result of the Settlement Agreement,  among other things, all  intercompany  receivables  and  liabilities  were settled.  In addition WHX acquired the net assets of PCC from the WPC Group. The WPC Group participates in the WHX defined benefit  pension plan. As a result of the Settlement  Agreement,
WHX may not charge any pension  expense to the WPC Group with respect to the WHX
Pension Plan  through  December 31,  2002.  As a result,  WHX incurred  non-cash pension expense of approximately $15.0 million for the WPC Group. (See Note 2 to the  Consolidated  Financial  Statements).  On June 1, 2001,  WHX purchased from
Citibank a $30.5 million  participation  in the DIP credit agreement for the WPC
Group for which WHX receives  interest at a rate of 13% per annum,  paid monthly and an additional 3.0% per annum payment in-kind.

            As a result of the October  Order,  WHX  provided the WPC Group with
$5.0 million in secured financing in 2001. In addition,  WHX provided up to $5.0 million in  liquidity  support to the WPC  Group.  At  December  31,  2001,  the outstanding  balance of these secured advances was $5.0 million and $3.4 million liquidity support.

            On October 9, 2000 and November 14, 2000, WHX  transferred  precious metal  to WPC  with a  market  value  of  $35.2  million  and a tax  basis  of a significantly  lower amount. Such proceeds were applied to the WHX net liability due to WPC. In connection with the precious metal transfer,  WPC agreed to amend the provisions of the tax sharing agreement relating to the utilization,  by WHX of WPC's net operating losses in an amount equal to the tax gain realized on the sale of such metals. WPC immediately sold the precious metals in the open market and received proceeds of $35.2 million.

            See Note 2 to the Consolidated Financial Statements.

NOTE 12 -  OTHER INCOME

                                                          YEAR ENDED DECEMBER 31,
                                               2001             2000              1999
                                           -------------  ---------------   --------------
                                                          (IN THOUSANDS)

Interest and investment income/(loss)          $ (4,411)       $ (17,198)        $ 25,416
Wheeling-Downs                                   14,957           10,680            6,788
Minority interest expense                             -           (2,171)          (1,217)
WPC                                                   -           (2,637)             318
Other, net                                           58           (3,881)            (505)
                                           -------------  ---------------   --------------
                                               $ 10,604        $ (15,207)        $ 30,800
                                           =============  ===============   ==============

            WHX  Entertainment  received  management  fees  from  Wheeling-Downs
Racing Association,  Inc. of $12.9 million, $7.7 million and $6.8 million in the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 13 - GAIN ON SALE OF INTEREST IN WHEELING-DOWNS RACING ASSOCIATION, INC.

            In  December  2001,  WHX  Entertainment  sold  its 50%  interest  in
Wheeling-Downs  Racing  Association,  Inc. for $105.0  million,  resulting in an
$88.5 million pre-tax gain.

NOTE 14 - EXTRAORDINARY ITEMS

                                                            YEAR ENDED DECEMBER 31,
                                                    2001             2000           1999
                                                ------------   ---------------  ------------
                                                               (IN THOUSANDS)

Discount on early debt retirement                  $ 20,525               $ -       $ 1,925
Unamortized debt issuance cost                         (592)                -          (547)
Unamortized consent fee                                (922)                -             -
Income tax  effect                                   (6,654)                -          (482)
                                                ------------   ---------------  ------------
                                                   $ 12,357               $ -         $ 896
                                                ============   ===============  ============

            In the second  quarter of 2001,  the Company  purchased  and retired
$36.4  million  aggregate  principal  amount of 10 1/2% Senior Notes in the open market resulting in a $12.4 million gain, net of tax.

            In the first  quarter of 1999,  the  Company  purchased  and retired
$20.5  million  aggregate  principal  amount of 10 1/2% Senior Notes in the open market resulting in a $0.9 million gain, net of tax.

NOTE 15 - REPORTED SEGMENTS

            In 2001, the Company increased its number of reportable  segments by dividing  Handy & Harman  into  three  segments.  As a result of the  bankruptcy filing and  deconsolidation  of the WPC  Group,  as  discussed  in Note 2 to the
Consolidated  Financial  Statements,  the H&H business segments have become more significant  to  the  operations  of the  Company.  The  Company  now  has  four reportable segments: (1) H&H Precious Metal. This segment manufactures and sells precious metal products and electroplated material, containing silver, gold, and palladium  in  combination  with  base  metals  for  use  in a wide  variety  of industrial  applications;  (2) H&H Wire & Tubing. This segment  manufactures and sells wire, cable and tubing products and fabrications  primarily from stainless steel,  carbon  steel  and  specialty  alloys,  for  use  in a wide  variety  of industrial applications; (3) H&H Engineered Materials. This segment manufactures specialty roofing and construction  fasteners and products for gas,  electricity and  water  distribution  using  steel  and  plastic,  which  are  sold  to  the construction,  and natural gas and water distribution industries; (4) Unimast, a manufacturer  of steel framing and other products for commercial and residential construction.  The  results of  operations  of PCC are  included  in the Unimast segment,  beginning  July 1,  2001.  Operating  results  for the WPC  Group  are included in the year 2000  figures for the periods  before the  deconsolidation,
effective  November  16,  2000.  The  WPC  Group  is  a  vertically   integrated
manufacturer of value-added and flat rolled steel products.

            Management reviews operating income to evaluate segment performance.
Operating  income  for  the  reportable  segment  excludes  unallocated  general
corporate   expenses   (including   pension   expense  in  2001)  and   goodwill
amortization.  Other income and expense,  and income taxes are not  presented by segment  since they are  excluded  from the  measure  of  segment  profitability reviewed by the Company's management.

            For the periods  presented,  intersegment  sales and transfers  were conducted at arm's length. Goodwill amortization is primarily related to the H&H segments.

  The following table presents information about reported segments for the years ending December 31:

(in thousands)
                                                            --------------------- ----------------------  ----------------------
                                                                    2001                  2000                    1999
                                                            --------------------- ----------------------  ----------------------
Revenue

   H&H Precious Metal                                                  $ 168,308              $ 237,426               $ 233,695
   H&H Wire & Tubing                                                     133,621                158,008                 158,948
   H&H Engineered Materials                                               74,333                 73,412                  75,696
   Unimast                                                               244,260                239,276                 226,993
                                                            --------------------- ----------------------  ----------------------
           Sub total                                                     620,522                708,122                 695,332
   WPC Group                                                                   -              1,050,590               1,117,744
                                                            --------------------- ----------------------  ----------------------
        Total segment revenue                                            620,522              1,758,712               1,813,076
   Intersegment revenue                                                        -                (13,253)                (48,377)
                                                            --------------------- ----------------------  ----------------------
           Consolidated revenue                                        $ 620,522            $ 1,745,459             $ 1,764,699
                                                            ===================== ======================  ======================

Segment operating income
   H&H Precious Metal                                                    $ 7,982               $ 22,129                $ 22,747
   H&H Wire & Tubing                                                       3,407                 13,862                  15,737
   H&H Engineered Materials                                                6,285                  7,698                   9,413
   Unimast                                                                14,239                 15,926                  19,499
                                                            --------------------- ----------------------  ----------------------
           Sub total                                                      31,913                 59,615                  67,396
   WPC Group                                                                   -                (50,035)                (17,052)
                                                            --------------------- ----------------------  ----------------------
                                                                          31,913                  9,580                  50,344
Unallocated corporate expenses                                            16,457                  6,154                   6,872
Goodwill amortization                                                      8,879                  9,442                   8,685
                                                            --------------------- ----------------------  ----------------------

    Operating income                                                       6,577                 (6,016)                 34,787

Interest expense                                                          48,905                 86,222                  87,851
Gain on sale of Wheeling Downs                                            88,517                      -                       -
Other income (expense)                                                    10,604                (15,207)                 30,800
                                                            --------------------- ----------------------  ----------------------

         Income (loss) before taxes and extraordinary item                56,793               (107,445)                (22,264)

Income tax expense (benefit)                                             (31,971)                73,600                  (6,430)
                                                            --------------------- ----------------------  ----------------------

          Income (loss) before extraordinary item                         88,764               (181,045)                (15,834)

Extraordinary item-net of tax                                             12,357                      -                     896
                                                            --------------------- ----------------------  ----------------------
          Net income (loss)                                            $ 101,121             $ (181,045)              $ (14,938)
                                                            ===================== ======================  ======================

            The  following   table  presents   revenue  and   long-lived   asset
information by geographic area as of and for the years ended December 31:

GEOGRAPHIC INFORMATION
                                                  REVENUE                                       LONG-LIVED ASSETS
                                  2001             2000           1999               2001             2000           1999
                            --------------  ---------------- ---------------    ---------------  --------------  -------------

United States                   $ 597,115       $ 1,711,191     $ 1,738,740          $ 161,334       $ 192,019      $ 878,692
Foreign                            23,407            34,268          25,959             13,770          14,025         18,299
                            --------------  ---------------- ---------------    ---------------  --------------  -------------

                                $ 620,522       $ 1,745,459     $ 1,764,699          $ 175,104       $ 206,044      $ 896,991
                            ==============  ================ ===============    ===============  ==============  =============

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

NOTE 16 - QUARTERLY INFORMATION (UNAUDITED)

             Financial  results  by  quarter  for the  two  fiscal  years  ended
December 31, 2001 and 2000 are as follows:

                                                                                       BASIC
                                                                                     EARNINGS
                                                                                      (LOSS)           BASIC          DILUTED
                                                                                     PER SHARE       EARNINGS        EARNINGS
                                                                                      BEFORE          (LOSS)          (LOSS)
                                   OPERATING         EXTRA             NET             EXTRA         PER SHARE       PER SHARE
                        NET          INCOME        ORDINARY          INCOME          ORDINARY         ON NET          ON NET
                       SALES         (LOSS)         INCOME           (LOSS)            ITEM           INCOME          INCOME
                    ----------   -------------  ---------------  --------------  ---------------  --------------  --------------
                                                              (IN THOUSANDS - EXCEPT PER SHARE)
2001:
  1st Quarter        $ 156,071        $ 556            $ -       $ (10,194)         $ (1.05)         $ (1.05)      $ (1.05)
  2nd Quarter          162,789        1,542         12,357           7,783            (0.65)            0.18          0.18
  3rd Quarter          161,357        4,467              -          (4,473)           (0.61)           (0.61)        (0.61)
  4th Quarter          140,305           12              -         108,005 (a)         6.71             6.71          3.42
2000:
  1st Quarter        $ 467,743     $ 13,931            $ -        $ (6,699)         $ (0.84)         $ (0.84)      $ (0.84)
  2nd Quarter          486,779       17,463              -          36,262 (c)         2.19             2.19          1.17
  3rd Quarter          459,889       (5,455)             -         (21,115)           (1.84)           (1.84)        (1.84)
  4th Quarter   (b)    331,048      (31,955)             -        (189,493)(d)       (13.55)          (13.55)       (13.55)

(a)     Includes $88,517 gain on sale of interest in Wheeling-Downs Racing Association, Inc.
(b)     Includes results of the WPC Group for the period October 1, 2000 through November 16, 2000.
(c)     Includes $38,000 relating to the reversal of prior year provisions for taxes no longer required
(d)     Includes $133,800 tax charge relating to the recognition of a valuation allowance of the net deferred tax assets of WPC.

Diluted  loss  per  share  would be the  same as  basic  loss per  share in loss quarters because conversion of stock options,  convertible Series A and Series B
Preferred Stock or redeemable Common Stock would be anti-dilutive.

NOTE 17 - SUBSEQUENT EVENT

                    On January 20, 2002, a major  plating  facility,  within the
H&H Precious Metal Segment,  Sumco Inc., located in Indianapolis,  IN had severe fire damage  that  caused the  temporary  closure of the  facility.  The Company believes it has adequate  insurance  for both the physical  property  damage and business  interruption.  Insurance  progress  payments of $1.0 million have been received  as of March 1, 2002.  Partial  resumption  of  operations  occurred on
February  11,  2002  and  repairs  to  the  building,   its  infrastructure  and
replacement  of machinery  and equipment is  continuing.  Sumco Inc. will resume complete operations at the facility as soon as reasonably possible.

ITEM 9.           CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
                  ACCOUNTING AND FINANCIAL DISCLOSURES NOT APPLICABLE.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

            The  information   required  under  this  item  is  incorporated  by
reference  to the  Company's  Proxy  Statement  for the 2002  Annual  Meeting of
Stockholders.

ITEM 11.          EXECUTIVE COMPENSATION

            The  information   required  under  this  item  is  incorporated  by
reference  to the  Company's  Proxy  Statement  for the 2002  Annual  Meeting of
Stockholders.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The  information   required  under  this  item  is  incorporated  by
reference  to the  Company's  Proxy  Statement  for the 2002  Annual  Meeting of
Stockholders.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The  information   required  under  this  item  is  incorporated  by
reference  to the  Company's  Proxy  Statement  for the 2002  Annual  Meeting of
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
                        Incorporated  herein by  reference to Exhibit 4.3 to the
                        1997 Form 10-K.

            4.4         Debtor  in  Possession  Credit  Agreement  dated  as  of
                        November 17, 2000 among Wheeling-Pittsburgh Corporation,
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

            10.2        Cooperation Agreement dated February 7, 1984 between the
                        Company  and  Nisshin  Steel  Co.,  Ltd.  --Incorporated
                        herein by  reference to Exhibit  10.24 to the  Company's
                        Form S-1  Registration  Statement  No.  2-89295 as filed
                        with the Securities and Exchange  Commission on February
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

            10.5        Management Agreement dated as of January 3, 1991 between
                        the  Company  and WPN  Corp.  --Incorporated  herein  by
                        reference to Exhibit 10.11 to the 1990 10-K.

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
                        1996 Form 10-K.

            10.9        Amendment  No.  4 to  Management  Agreement  dated as of
                        April 13, 1998 between the Company and WPN Corporation--
                        Incorporated  herein by reference to Exhibit 10.9 to the
                        1998 Form 10-K.

            10.10       Amended and Restated  1991  Incentive  and  Nonqualified
                        Stock Option Plan - Incorporated  herein by reference to
                        Exhibit 4.1 to WHX's Form S-8 filed July 9, 2001.

            10.11       1993  Directors and  Non-Employee  Officers Stock Option
                        Plan--  Incorporated  herein by reference to Exhibit 4.D
                        to WPC's Form S-8 filed April 8, 1994.

            10.12       1997 Directors Stock Option Plan--  Incorporated  herein
                        by reference to Exhibit 10.11 to the 1997 Form 10-K.

            10.13       2001  Stock  Option  Plan  -   Incorporated   herein  by
                        reference to Exhibit 4.2 to WHX's Form S-8 filed July 9,
                        2001.

            10.14       WPN Corp.  Stock  Option  Grant  Letter  dated  July 29,
                        1993-- Incorporated herein by reference to Exhibit 10.13
                        to the 1998 Form 10-K.

            10.15       WPN Corp.  Stock  Option  Grant  Letter  dated August 4,
                        1997-- Incorporated herein by reference to Exhibit 10.12
                        to the 1997 Form 10-K.

            10.16       Agreement by and between Handy & Harman and Arnold Nance
                        dated  May 1, 1998 (as  amended  by  Amendment  No. 1 to
                        Employment   Agreement   dated   December  21,   1998)--
                        Incorporated herein by reference to Exhibit 10.16 to the
                        1998 Form 10-K.

            10.17       Agreement  dated as of April 23, 1998 by and between the
                        Company and James G.  Bradley  --Incorporated  herein by
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
                        Incorporated herein by reference to Exhibit 10.19 to the
                        1998 Form 10-K.

            0.21        Settlement  and Release  Agreement,  dated as of May 25,
                        2001,   by  and   among   Wheeling-   Pittsburgh   Steel
                        Corporation  and  Wheeling-Pittsburgh  Corporation,  WHX
                        Corporation and certain  affiliates of WPSC, WPC and WHX
                        as  specified   on  the   signature   pages   thereto  -
                        Incorporated  herein by reference to Exhibit 99.1 to the
                        Form 8-K filed May 30, 2001.

            21.1        Subsidiaries  of  Registrant  -  Incorporated  herein by
                        reference to Exhibit 21.1 to the 1999 Form 10-K.

            *23.1       Consent of PricewaterhouseCoopers LLP

(b)          Financial Statements:

                   1.  Audited Financial Statements of WHX Corporation (Parent Only).

                   2.  Audited Financial Statements of Wheeling-Pittsburgh Corporation and Subsidiaries.

(c)         Reports on Form 8-K Filed:

                   November 19, 2001
                   December 10, 2001
                   December 17, 2001
                   December 20, 2001
                   December 21, 2001

           * - filed herewith.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the  registrant has signed this report by the undersigned,  thereunto  duly  authorized in the City of New York,  State of New
York on March 28, 2002.

WHX CORPORATION

By                       /s/ Robert D. LeBlanc                                Date   March 28, 2002
            ------------------------------------------------
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

By                       /s/ Robert K. Hynes                                        March 28, 2002
            ---------------------------------------------------------               ----------------------------------
            Robert K. Hynes, Vice President - Finance                               Date
            (Principal Accounting Officer)

By                       /s/ Ronald LaBow                                           March 28, 2002
            ---------------------------------------------------------               ----------------------------------
              Ronald LaBow, Chairman of the Board                                   Date

By                       /s/ Neil D. Arnold                                         March 28, 2002
            ---------------------------------------------------------               ----------------------------------
            Neil D. Arnold, Vice Chairman                                           Date

By                       /s/ Robert A. Davidow                                      March 28, 2002
            ---------------------------------------------------------               ----------------------------------
            Robert A. Davidow, Director                                             Date

By                       /s/ William Goldsmith                                      March 28, 2002
            ---------------------------------------------------------               ----------------------------------
            William Goldsmith, Director                                             Date

By                       /s/ Marvin L. Olshan                                       March 28, 2002
            ---------------------------------------------------------               ----------------------------------
            Marvin L. Olshan, Director                                              Date

By                       /s/ Robert D. LeBlanc                                      March 28, 2002
            ---------------------------------------------------------               ----------------------------------
            Robert D. LeBlanc, Director & Executive Vice President                  Date

By                       /s/ Raymond S. Troubh                                      March 28, 2002
            ---------------------------------------------------------               ----------------------------------
            Raymond S. Troubh, Director                                             Date

        Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and
Stockholders of WHX Corporation

Our audits of the consolidated  financial  statements  referred to in our report dated February 22, 2002 appearing in the WHX  Corporation  2001 Annual Report on
Form 10 K (which report and  consolidated  financial  statements are included in
Item 8 of this  Form 10 K) also  included  an audit of the  financial  statement schedule of the Condensed Financial  Statements of the registrant listed in Item
14(b) (1) of this Form 10 K. In our opinion,  this financial  statement schedule presents  fairly,  in all material  respects,  the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
February 22, 2002

WHX CORPORATION (PARENT ONLY)

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                       2001               2000               1999
                                                                     --------          ----------         ---------

                                                                                      (IN THOUSANDS)

COST AND EXPENSES:
Precious metals - LIFO liquidation                                      $ 503             $ 3,075               $ -
Precious metals - lower of cost or market reserve                       2,664                   -             2,000
Depreciation                                                            1,072               1,072               989
Management fee income                                                  (1,000)             (3,083)           (3,083)
Pension expense                                                         4,461               2,584             4,161
Pension charge - WPC Group                                                  -              (2,584)           (4,161)
Administrative and general expense                                     11,680               8,164             8,967
                                                                     --------          ----------         ---------
       Subtotal - expenses                                             19,380               9,228             8,873
                                                                     --------          ----------         ---------

Interest expense                                                       30,468              31,251            30,855
Gain on sale of interest in Wheeling Downs                             88,517                   -                 -
Equity in earnings of subsidiaries                                      5,486            (160,623)          (11,870)
Other income (expense) - net                                            5,768              (9,640)           34,564
                                                                     --------          ----------         ---------
INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY
   ITEMS                                                               49,923            (210,742)          (17,034)
Tax provision (benefit)                                               (38,841)            (29,697)           (1,200)
                                                                     --------          ----------         ---------
Income (loss)  before extraordinary items                              88,764            (181,045)          (15,834)
Extraordinary items-net of tax                                         12,357                   -               896
                                                                     --------          ----------         ---------
NET INCOME (LOSS)                                                     101,121            (181,045)          (14,938)
Dividend requirement for preferred stock                               19,329              20,607            20,608
                                                                     --------          ----------         ---------
Net income (loss)  available to common stock                         $ 81,792          $ (201,652)        $ (35,546)
                                                                     ========          ==========         =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
CONSOLIDATED BALANCE SHEETS                                                                 YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                          2001                  2000
                                                                                   ------------------------------------------
                                                                                                (IN THOUSANDS)
                                 ASSETS
Current assets:
Cash and cash equivalents                                                                        $ 997                 $ 168
Short term investments                                                                         244,883                69,319
Receivables                                                                                        387                 4,223
Inventories                                                                                     21,999                44,991
Prepaid expenses and deferred charges                                                            1,074                 1,227
                                                                                   --------------------  --------------------
    Total current assets                                                                       269,340               119,928

Restricted cash                                                                                      -                33,000
Investment in and advances to subsidiaries - net                                               329,851               301,335
Plant and equipment, at cost less
   accumulated depreciation and amortization                                                     8,361                 9,434
Prepaid pension asset                                                                           33,294                37,755
Deferred charges and other assets                                                                8,776                15,992
Deferred income taxes                                                                            2,841                     -
                                                                                   --------------------  --------------------
                                                                                             $ 652,463             $ 517,444
                                                                                   ====================  ====================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses                                                                               $ 8,341               $ 9,574
Short-term debt                                                                                110,946                     -
Deferred income taxes - current                                                                  7,209                13,990
                                                                                   --------------------  --------------------
    Total current liabilities                                                                  126,496                23,564
Long-term debt                                                                                 245,059               281,490
Deferred income taxes - non current                                                                  -                17,822
Other liabilities                                                                               24,484                16,926
                                                                                   --------------------  --------------------
                                                                                               396,039               339,802
                                                                                   --------------------  --------------------
Redeemable common stock                                                                              -                 2,646
                                                                                   --------------------  --------------------
Stockholders' Equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,571 and 5,883 shares                                          557                   589
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 16,070 and 14,590 shares                                        161                   146
Accumulated other comprehensive income (loss)                                                   (2,268)               (1,501)
Additional paid-in capital                                                                     555,899               555,479
Accumulated earnings  (deficit)                                                               (297,925)             (379,717)
                                                                                   --------------------  --------------------
                                                                                               256,424               174,996
                                                                                   --------------------  --------------------
                                                                                             $ 652,463             $ 517,444
                                                                                   ====================  ====================

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
CONSOLIDATED STATEMENT OF CASH FLOWS                                                 YEAR ENDED DECEMBER 31,
                                                                  -------------------- -------------------- ---------------------
                                                                            2001                2000                  1999
                                                                  -------------------- -------------------- ---------------------
                                                                                          (IN THOUSANDS)

Cash Flows From Operating Activities

    Net income (loss)                                                       $ 101,121           $ (181,045)            $ (14,938)
    Non cash income and expenses
           Depreciation and amortization                                        4,174                2,582                 2,161
            Income taxes                                                      (32,978)             (18,698)               (1,440)
           Equity in earnings of subsidiaries                                  (5,486)             160,623                11,870
           Gain on sale of interest in Wheeling-Downs                         (88,517)                   -                     -
           Pension expense                                                      4,460                2,581                 4,161
           Extraordinary item - net of tax                                    (12,357)                   -                  (896)
 Decrease/(increase) in working capital elements
           Receivables - including affiliated companies                         8,186              (14,300)               19,480
           Inventories                                                         22,992               47,453                 2,543
           Other current assets                                                   153                 (286)                 (147)
           Other current liabilities                                           22,449              (45,842)                3,421
           Short term investments -  trading                                 (175,565)             590,037                42,725
           Margin borrowings                                                  110,946             (495,542)                8,040
 Other items (net)                                                             (6,521)              (6,940)                  470
                                                                  -------------------- -------------------- ---------------------

 Net cash (used)/provided by operating activities                             (46,943)              40,623                77,450
                                                                  -------------------- -------------------- ---------------------

 Cash Flows from Investing Activities
           Note receivable  - WPC                                             (30,453)                   -                     -
           Release of restricted cash - DIP                                    33,000                    -                     -
           Advances to WPC                                                     (8,369)                   -                     -
           Purchase of fixed asset                                                  -                    -               (10,500)
           Settlement of Intercompany balances - WPC                          (32,000)                   -                     -
           Dividend from affiliated companies                                   2,800                    -                 1,888
           Guarantee of DIP Term Note                                               -              (33,000)                    -
           Proceeds from sale of interest in Wheeling-Downs                   105,000                    -                     -
           Contribution to Handy & Harman                                      (6,300)                   -                     -
           Loan to Unimast                                                    (48,381)                   -                     -
           Unimast loan repayment                                              48,381                    -                     -
                                                                  -------------------- -------------------- ---------------------

 Net cash provided/(used) by investing activities                              63,678              (33,000)               (8,612)
                                                                  -------------------- -------------------- ---------------------

 Cash flows from financing activities
           Cash paid on extinguishment of debt                                (15,906)                   -               (18,585)
           Commom stock repurchase                                                  -                    -               (30,591)
           Preferred stock dividends                                                -                    -               (20,608)
           Consent solicitation fees                                                -               (8,368)                    -
                                                                  -------------------- -------------------- ---------------------

 Net cash used by financing activities                                        (15,906)              (8,368)              (69,784)
                                                                  -------------------- -------------------- ---------------------

 Increase/(Decrease) in cash and cash equivalents                                 829                 (745)                 (946)

 Cash and cash equivalents at beginning of period                                 168                  913                 1,859
                                                                  -------------------- -------------------- ---------------------

 Cash and cash equivalents at end of period                                     $ 997                $ 168                 $ 913
                                                                  ==================== ==================== =====================

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

                  NOTES TO WHX PARENT ONLY FINANCIAL STATEMENTS

NOTE 1

BASIS OF PRESENTATION

            The parent only  financial  statements  include the  accounts of all subsidiary  companies  accounted for under the equity method of  accounting.  On
November  16,  2000,  Wheeling-Pittsburgh  Corporation  ("WPC"),  a wholly owned subsidiary of WHX Corporation  ("WHX"),  and six of its  subsidiaries  ("the WPC
Group") filed petitions seeking  reorganization  under Chapter 11 of Title 11 of the United States  Bankruptcy Code. (See Note 2 to the WHX Parent Only Financial
Statements).  As a result of the Bankruptcy Filing, the accompanying parent only statements of operations and statements of cash flows exclude the equity loss of
WPC for the periods after November 16, 2000.

            The WHX parent  company  consists of WHX, WHX Aviation,  WHX Metals,
WHX Entertainment, and Wheeling-Pittsburgh Capital Corporation. WHX is a holding company that has been  structured to invest in and/or acquire a diverse group of businesses on a  decentralized  basis.  Its  subsidiary  companies  are: Handy &
Harman ("H&H"),  a diversified  manufacturing  company whose strategic  business segments  encompass,  specialty  wire &  tubing,  precious  metals  plating  and fabrication,  and engineered materials; and Unimast Incorporated ("Unimast"),  a leading  manufacturer  of steel framing and other  products for  commercial  and residential  construction.  On June 29,  2001,  WHX acquired  certain  assets of
Pittsburgh-Canfield  Corporation as part of the  Settlement  Agreement with WPC.
(See Note 2 to the WHX Parent Only Financial  Statements).  WHX's other business
consists  of  Wheeling-Pittsburgh   Corporation  ("WPC")  and  its  subsidiaries
including  Wheeling-Pittsburgh  Steel Corporation  ("WPSC" and together with WPC
and  its  other  subsidiaries,   the  "WPC  Group"),  a  vertically   integrated
manufacturer of value-added and flat rolled steel products.  WHX,  together with all of its subsidiaries shall be referred to herein as the "Company."

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

            Certain  information and footnote  disclosures  normally included in
the  financial   statements  prepared  in  accordance  with  generally  accepted accounting  principles  have been  condensed  or omitted.  These WHX Parent Only
Financial  Statements  should be read in conjunction with the Company's  audited consolidated  financial statements contained in this Form 10K for the year ended
December 31, 2001.

NOTE 2 - WPC GROUP BANKRUPTCY AND RELATED CONTIGENCIES

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
to its customers.

            On November 17, 2000, the  Bankruptcy  Court granted the WPC Group's motion to approve a $290 million  Debtor in Possession  Credit  Agreement  ("DIP
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
amount of up to $255  million.  In January  2002,  the WPC Group  requested  and received a reduction in the  revolving  loans,  swing loans and letter of credit accommodations  to a  maximum  aggregate  amount  of  up  to  $175  million.  In connection  with the  Bankruptcy  Filing,  WHX had guaranteed $30 million of the term loan portion of the DIP Credit Agreement (the "Term Loan") and deposited in a pledged  asset  account  $33  million of funds in  support  of such  guaranty.
Effective as of June 1, 2001, WHX purchased a participation  interest comprising an  undivided  interest  in the Term  Loan in the  amount of $30  million,  plus interest  accrued but not paid on such amount of the Term Loan  through  June 1,
2001.  Concurrently with such transaction,  WHX's guaranty of $30 million of the
Term Loan described above was terminated and

the $33 million of funds  previously  deposited  in a pledged  asset  account in support of such  guaranty  were  released  to WHX.  WHX paid to  Citibank  $30.5 million of such deposited funds to purchase WHX's participation  interest in the
Term  Loan.  WPC  borrowings  outstanding  under  the DIP  Credit  Facility  for revolving  loans totaled  $127.2 million and $123.9 million at December 31, 2001 and 2000,  respectively.  The weighted-average  interest rates on the DIP Credit
Facility for revolving loans were 7.4% and 10.1% in 2001 and 2000, respectively.
Term loans under the DIP Credit Facility totaled $34.4 million and $35.1 million at December 31, 2001 and 2000,  respectively.  At March 23,  2002,  availability under the DIP Credit Facility was $4.6 million.  The DIP Credit Facility expires
on  the  earlier  of  November  17,  2002  or  the   completion  of  a  Plan  of
Reorganization.  WPC  intends  to have  completed  a Plan of  Reorganization  by
November 16, 2002. If a Plan of  Reorganization  is not  completed by then,  WPC will pursue an extension of or a replacement of the current DIP Credit Facility.
There can be no guarantee that this will occur.

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
exclusive  filing period has been extended most recently until April 25, 2002 by
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
plans of reorganization.

            During the period January 1, 2001 through December 31, 2001, the WPC
Group  incurred  a net loss of $172.2  million,  which is not  reflected  in the
Company's December 31, 2001 results of operations.

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented  its  investment in the WPC Group.  In addition to this  investment,
WHX,  on  November  17,  2000,   guaranteed  $30  million  of  the  WPC  Group's
debtor-in-possession  term loan.  Such guaranty was  terminated  effective as of
June 1, 2001 concurrently with WHX's purchase of a participation interest in the
Term Loan as discussed  above.  The  recognition  of the WPC Group's net loss of
$176.6 million, in the year 2000, has eliminated the investment's carrying value
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
Agreement  would be  effective  upon  the  occurrence  of each of the  following transactions, (i) the payment by WHX to WPC of $17 million; (ii) the exchange of releases between the WPC Group and the WHX Group;  (iii) a binding  agreement by
WHX to purchase certain assets of  Pittsburgh-Canfield  Corporation  ("PCC") for
$15 million,  plus the assumption of certain trade payables,  subject to certain other terms and conditions;  (iv) the termination of the Tax Sharing  Agreements between WHX and WPC;  (v) the  delivery by WHX of an  agreement to the WPC Group whereby WHX agreed not to charge or allocate any pension  obligations,  expenses or charges to the WPC Group with  respect to the WHX  Pension  Plan,  subject to certain  limitations as provided  therein,  through and including the earlier of the effective date of a plan or plans of  reorganization  and December 31, 2002;
(vi) the  amendment of the DIP Credit  Agreement  as provided in the  Settlement
Agreement;  (vii) the execution by WPC Land  Corporation of such  instruments as may be necessary to effect the transfer of title, to WPSC, of certain properties specified  in the  Settlement  Agreement;  and (viii) the consent by the lenders party  to  the  DIP  Credit  Agreement  to  the  transactions  described  in the
Settlement Agreement.  Such transactions,  other than the acquisition of certain assets of Pittsburgh-Canfield  Corporation, all occurred effective May 29, 2001.
The sale of certain assets of Pittsburgh-Canfield Corporation closed on June 29,
2001. The PCC agreement  includes a one-year  repurchase  option for the seller.
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
of PCC of $5.4 million.

            On October 22, 2001, the Bankruptcy Court entered an order ("October
Order"), approving several transactions intended, among other things, to provide the WPC Group with  additional  liquidity.  As part of the  October  Order,  the
Bankruptcy  Court  approved  a  Memorandum  of  Understanding  by and  among the
Company,  Wheeling-Pittsburgh  Corporation  ("WPC"),  Wheeling-Pittsburgh  Steel
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5 million  of  liquidity  support  (part of which consists of secured  financing  terms)  during the period from the Order through
January 31, 2002, (2) if certain conditions are met, an additional $2 million of secured  loans (for an aggregate of $7 million)  and the  maintenance  of the $5 million of liquidity support referred to above,  during the period from February
1, 2002 through March 31, 2002, (the  conditions  were not met,  accordingly the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution  to a new WPSC  defined  benefit  pension  plan  contingent  upon a confirmed WPSC Chapter 11 plan of reorganization.  Through December 31, 2001 WHX had advanced $5.0 million of the secured loans and up to $5.5 million of secured financing.  At  December  31,  2001 the  outstanding  balance  of these  secured advances was $5.0 million and $3.4 million of liquidity support.

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

            Additionally,  the October Order  approved the terms of the Modified
Labor Agreement  ("MLA") by and among WPC, WPSC and the USWA. The Company is not a party to the MLA.  The MLA modifies  the current  WPSC  collective  bargaining agreement to provide for, among other things,  immediate  deferrals in wages and certain  changes in medical  benefits in exchange  for  improvements  in pension benefits  for  hourly  employees  upon a  confirmed  WPSC  Chapter  11  plan  of reorganization. The MLA is part of a comprehensive support arrangement that also involves  concessions  from WPSC salaried  employees,  WPSC's  vendors and other constituencies in the Chapter 11 proceedings.

            In January 2002,  WPSC  finalized a financial  support  plan,  which included a $5 million  loan from the state West  Virginia,  a $7.2  million loan from the state of Ohio, $10 million in advance by the Unimast segment for future steel  purchases,  a portion of which shall be  delivered on or before March 31,
2002,  and  additional  wage and salary  deferrals  from WPSC union and salaried employees.

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
Group future cash  obligations to or on behalf of the WPC Group would be minimal to none (other than the $25.0 million pension  contribution  referred to above).
It is also  possible  that none of the above  outcomes  would  occur and the WPC
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

            In  connection  with past  collective  bargaining  agreements by and between the WPC Group and the United  Steelworkers of America,  AFL-CIO-CLC (the
"USWA"),  the WPC Group is obligated to provide certain medical insurance,  life insurance,  disability  and  surviving  spouse  retirement  benefits  to retired employees and their dependents (The "OPEB Obligations").  WHX is not a signatory
to  any  of  these  agreements.   However,  WHX  has  separately  agreed  to  be
contingently  liable for a portion  of the OPEB  obligations.  WHX's  contingent obligation  would be  triggered  in the event that the WPC Group were to fail to satisfy its OPEB Obligations.  WHX's contingent  obligation is limited to 25% of the  Accumulated  Post-Retirement  Benefit  Obligation  with  respect to the WPC
Group's  employees  and  retirees  represented  by  the  USWA.  The  total  OPEB
Obligation disclosed in the Wheeling Pittsburgh Steel Corporation's December 31,
2001  Consolidated  Financial  Statements  amounted to $307.1  million.  WHX has estimated that approximately 85% of employees and retirees entitled to such OPEB obligations are represented by the USWA.

            WHX's contingent obligation exists only so long as (1) a majority of the directors of WPSC or WPC are affiliated with WHX; (2) WHX controls the Board of  Directors  of WPSC or WPC through  appointment  or election of a majority of such directors;  or (3) WHX,  through other means,  exercises a level of control normally associated with (1) or (2) above.

NOTE 3 - SHORT TERM INVESTMENTS

The composition of the Company's short-term inversments are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                     2001                2000
                                                     ----                ----
                                                         (IN THOUSANDS)

Trading Securities:
          U.S. Treasury securities                $ 130,235                 $ -
          Reverse Repurchase Agreement              105,000              45,479
          Equities                                    9,540              21,876
          Other                                         108               1,964
                                                  ---------            --------
                                                  $ 244,883            $ 69,319
                                                  =========            ========

These   investments  are  subject  to  price  volatility   associated  with  any
interest-bearing  instrument.  Fluctuations in general interest rates affect the value of these investments.

            Net unrealized  holding gains and losses on trading  securities held at period  end and  included  in other  income  for 2001 and 2000 were a loss of
$12.3 million and $24.3 million, respectively. At December 2001, the Company had short term  margin  borrowings  of $110.9  million,  related  to the  short-term investments.

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

NOTE 4 - INVENTORIES
                                             YEAR ENDED DECEMBER 31
                                             ----------------------
                                         2001                       2000
                                         ----                       ----
                                            (DOLLARS IN THOUSANDS)

Precious metals                      $ 21,842                     $ 41,571
LIFO reserve                              157                        3,420
                                     --------                     --------
                                     $ 21,999                     $ 44,991
                                     ========                     ========

            Inventories  consist of gold and silver,  which are currently leased to Handy &  Harman.  (See  Note 8 to the  Notes  of the  Parent  Only  Financial
Statements).  Inventory  consisted  of  9,117  and  20,000  ounces  of gold  and
4,155,000  and  7,850,000  ounces  of  silver  at  December  31,  2001 and 2000, respectively.

            During 2001 and 2000,  certain  inventory  quantities  were reduced, resulting in  liquidations  of LIFO  inventories,  the effect of which decreased income  by  approximately,  $0.5  million  and $3.0  million  in 2001 and  2000, respectively.  A  non-cash  charge  resulting  from the  lower of cost or market adjustment to precious  metal  inventories  decreased  income by $2.7 million in
2001 and $2.0 million in 1999.

            In 2001,  $3,000,000 of gold, at fair market value,  was contributed to Handy & Harman.

Supplemental inventory information:
                                                       YEAR ENDED DECEMBER 31
                                              ------------------------------------------
                                                     2001                  2000
                                              --------------------   -------------------
                                                  (IN THOUSANDS, EXCEPT PER OUNCE)

Precious metals stated at LIFO cost                $ 21,999              $ 44,991
Market value per ounce:
   Silver                                           $ 4.650               $ 4.595
   Gold                                            $ 276.50              $ 270.80

NOTE 5 - INVESTMENT IN AND ADVANCES TO SUBSIDIARIES - NET

The following table details the investments in associated  companies,  accounted for under the equity method of accounting.
                                                         b                    YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                           2001                 2000
                                                                    -------------------- --------------------
                                                                             (IN THOUSANDS)

Investment in:

Handy & Harman                                                                $ 270,297            $ 269,858
Unimast                                                                          61,721               57,721
PCC                                                                                 747                    -
Wheeling-Downs Racing Association, Inc.                                               -               13,625
                                                                    -------------------- --------------------
                                                                                332,765              341,204
                                                                    -------------------- --------------------

Advances to/(Due to):

Handy & Harman                                                                    1,310                1,775
Unimast                                                                             361                2,009
PCC                                                                              (9,789)                   -
                                                                    -------------------- --------------------
                                                                                 (8,118)               3,784
                                                                    -------------------- --------------------

Notes:

Unimast - Current Portion                                                         2,000                2,000
Unimast - Long-Term Portion                                                       3,204                5,204
                                                                    -------------------- --------------------
                                                                                  5,204                7,204
                                                                    -------------------- --------------------

WPC Group - DIP Agreement                                                        31,005                    -
WPC Group - Other                                                                 8,369              (11,074)
                                                                    -------------------- --------------------
                                                                                 39,374              (11,074)
                                                                    -------------------- --------------------

Loss in excess of investment in WPC Group                                       (39,374)             (39,783)
                                                                    -------------------- --------------------

Investment in and advances to subsidiaries - net                              $ 329,851            $ 301,335
                                                                    ==================== ====================

            The Handy & Harman and Unimast loan  agreements  contain  provisions restricting cash payments to WHX. The agreements allow the payment of management fees,  income taxes  pursuant to tax sharing  agreements,  loan  repayments  and related interest,  and certain other expenses. In addition dividends may be paid under  certain  conditions.  At  December  31,  2001  the net  assets  of  these subsidiaries amounted to $329.9 million, of which approximately $0.6 million was not restricted as to the payment of dividends to WHX.

NOTE 6 - LONG-TERM DEBT
                                                YEAR ENDED DECEMBER 31
                                              -----------------------------------
                                                    2001               2000
                                              ----------------   ----------------
(in thousands)

Senior Notes due 2005, 10 1/2%                   $ 245,059          $ 281,490
                                              ================   ================

            The fair value of  long-term  debt at December 31, 2001 and 2000 was
$120,079 and $180,007,  respectively.  Fair value of long-term debt is estimated based on trading in the public market.

            A summary of the financial agreement at December 31, 2001 follows:

WHX CORPORATION 10 1/2% SENIOR NOTES DUE 2005:

            On April 7, 1998, WHX issued $350 million principal amount of 10 1/2
% Senior Notes  ("Notes"),  which  replaced  privately  placed notes of the same amount.  Interest on the Notes is payable  semi-annually on April 15 and October
15 of each year,  commencing  October 15,  1998.  The Notes  mature on April 15,
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

            The  Notes  indenture,  dated  as of April  7,  1998  ("Indenture"), contains  certain  covenants,  including,  but not  limited to,  covenants  with
respect  to:  (i)  limitations  on  indebtedness  and  preferred   stock;   (ii)
limitations  on restricted  payments;  (iii)  limitations on  transactions  with affiliates;  (iv) limitations on liens; (v) limitations on sales of assets; (vi)
limitations on dividends and other payment restrictions affecting  subsidiaries;
and (vii) restrictions on consolidations, mergers and sales of assets.

            During the first quarter of 1999, the Company  purchased and retired
$20.5  million  aggregate  principal  amount  of the  Notes in the  open  market resulting in an extraordinary gain of $.9 million net of tax.

            During the second quarter of 2001, the Company purchased and retired
$36.4  million  aggregate  principal  amount  of the  Notes in the  open  market resulting in an extraordinary gain of $12.4 million net of tax.

            During  the period  January  1, 2002  through  March 21,  2002,  WHX purchased and retired $82.5 million  aggregate  principal amount of Senior Notes in the open market for $50.6 million, as of March 21, 2002.

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

INTEREST COST

Aggregate  interest costs on debt during the three years ended December 31 is as follows:

                                        2001                    2000                 1999
                                 ----------------      --------------------    -----------------
                                                         (IN THOUSANDS)

Interest Expense                        $ 30,468                  $ 31,251             $ 30,855
                                 ================      ====================    =================
Interest Paid                           $ 27,644                  $ 29,556             $ 29,556
                                 ================      ====================    =================

NOTE 7 - STOCKHOLDERS' EQUITY

            The authorized capital stock of WHX consists of 60,000,000 shares of
Common Stock,  $.01 par value, of which 16,071,007 shares were outstanding as of
December 31, 2001, and 10,000,000  shares of Preferred Stock, $.10 par value, of which  2,614,226  shares of Series A Convertible  Preferred  Stock and 2,956,700
shares of Series B Convertible  Preferred Stock were  outstanding as of December
31, 2001. In 1999,  the Company  purchased  3,594,300  shares of Common Stock in open market purchases. No additional shares were purchased during 2001 or 2000.

SERIES A CONVERTIBLE PREFERRED STOCK

            In July  1993,  the  Company  issued  3,000,000  shares  of Series A
Convertible  Preferred  Stock for net  proceeds of $145  million.  On October 4,
2000,  pursuant to a solicitation of consents from holders of its 10 1/2% Senior
Notes,  certain covenants and other provisions of the indebtedness were amended.
The Supplemental  Indenture  prohibits the payment of dividends on the Company's preferred  stock until October 1, 2002,  and  thereafter  only in the event such payments  satisfy certain  conditions set forth in the Indenture,  as amended by the Supplemental Indenture.  Dividends on the shares of the Series A Convertible
Preferred  Stock are cumulative and are payable  quarterly in arrears on January
1, April 1, July 1 and October 1 of each year,  in an amount  equal to $3.25 per share per annum. The Company has accrued $10.6 million representing dividends in arrears at December 31, 2001.

            Each  share  of  the  Series  A  Convertible   Preferred   Stock  is
convertible  at the  option of the  holder  thereof  at any time into  shares of
Common Stock of the Company,  par value $.01 per share,  at a conversion rate of
3.1686 shares of Common Stock for each share of Series A  Convertible  Preferred
Stock, subject to adjustment under certain conditions.

            The Series A Convertible Preferred Stock is redeemable at the option of the Company,  in whole or in part,  for cash,  initially at $52.275 per share and thereafter at prices declining ratably to $50 per share on and after July 1,
2003, plus in each case accrued and unpaid dividends to the redemption date. The
Series A  Convertible  Preferred  Stock is not  entitled  to the  benefit of any sinking fund.  During 2001 and 1999,  295,899 and 175 shares  respectively  were converted into Common Stock. There were no conversions in 2000.

SERIES B CONVERTIBLE PREFERRED STOCK

            The  Company  issued   3,500,000  shares  of  Series  B  Convertible
Preferred Stock in September 1994 for net proceeds of $169.8 million. On October
4, 2000,  pursuant to a  solicitation  of consents  from  holders of its 10 1/2%
Senior Notes,  certain  covenants and other provisions of the indebtedness  were amended.  The Supplemental  Indenture  prohibits the payment of dividends on the
Company's  preferred  stock until October 1, 2002,  and  thereafter  only in the event such payments  satisfy certain  conditions set forth in the Indenture,  as amended by the Supplemental  Indenture.  Dividends on the shares of the Series B
Convertible  Preferred  Stock,  are  cumulative,  and are payable  quarterly  in arrears on January 1, April 1, July 1 and  October 1 of each year,  in an amount equal to $3.75 per share per  annum.  The  Company  has  accrued  $13.9  million representing dividends in arrears at December 31, 2001.

            Each  share  of  the  Series  B  Convertible   Preferred   Stock  is
convertible  at the  option of the  holder  thereof  at any time into  shares of
Common Stock of the Company,  par value $.01 per share,  at a conversion rate of
2.4510 shares of Common Stock for each share of Series B  Convertible  Preferred
Stock, subject to adjustment under certain conditions.

            The Series B Convertible Preferred Stock is redeemable at the option of the Company,  in whole or in part,  for cash,  initially at $52.625 per share and thereafter at prices declining ratably to $50 per share on and after October
1, 2004, plus in each case accrued and unpaid  dividends to the redemption date.
The Series B Convertible  Preferred  Stock is not entitled to the benefit of any sinking fund. During 2001, 16,100 shares were converted into Common Stock. There were no conversions in 2000 and 1999.

REDEEMABLE COMMON STOCK

            As of December 31, 2000 certain present and former  employees of the
WPC Group hold,  through an Employee  Stock  Ownership  Plan  ("ESOP"),  244,507
shares of common stock of WHX. These  employees  received such shares as part of the 1991  Chapter 11 Plan of  Reorganization  in exchange for Series C preferred shares of Wheeling-Pittsburgh Steel Corporation (WPC's predecessor company prior to the 1990  bankruptcy).  Beneficial  owners  of such  shares  who were  active employees  on  August  15,  1990 and who have  either  retired,  died or  become disabled, or who reach 30 years of service, may sell their shares to the Company at a price of $15 or, upon qualified retirement, $20 per share. These contingent obligations  are expected to extend over many years, as participants in the ESOP satisfy the  criteria  for selling  shares to the  Company.  In  addition,  each beneficiary  can direct the ESOP to sell any or all of its common stock into the public markets at any time; provided, however, that the ESOP will not on any day sell in the public markets more than 20% of the number of shares of Common Stock traded  during the previous  day.  Management  had  estimated  the liability for future  redemptions  to be  approximately  $2.6  million.  As a  result  of  the
Settlement  Agreement  discussed in Note 2, the liability for redeemable  common shares was assumed by WPC,  accordingly  participants  will sell their shares to
WPC.  Approximately  218,000 shares of Common Stock of WHX were held by the ESOP at December 31, 2001.

NOTE 8 - RELATED PARTY TRANSACTIONS

            The Chairman of the Board of WHX  Corporation  is the  president and sole  shareholder of WPN Corp.  ("WPN").  Pursuant to a management  agreement as amended,  and  approved by a majority  of the  non-management  directors  of the
Company,  WPN provides  certain  financial,  management  advisory and consulting
services   to  WHX   Corporation.   Such   services   include,   among   others,
identification,  evaluation and negotiation of acquisitions,  responsibility for financing matters for WHX Corporation and its subsidiaries, review of annual and quarterly budgets,  supervision and administration,  as appropriate,  of all the
Company's  accounting  and  financial  functions and review and  supervision  of reporting  obligations  under Federal and state securities laws. In exchange for such  services,  WPN received a monthly fee of $520,833 in 2001,  2000 and 1999.
The accompanying  parent only financial  statements reflect $2.5 million of this
annual  amount  in  net  other   income/expense   as  an  offset  to  investment
income/expense. In addition, in October 1999, the Board of Directors awarded WPN an additional  bonus of $3.3 million in recognition of the returns earned by WPN on  behalf  of WHX  Corporation  in its  management  of the  Company's  cash and marketable  securities.  The  management  agreement  has a two-year  term and is renewable  automatically for successive  one-year periods,  unless terminated by either party upon 60 days' prior written notice of the renewal date.

            The WPC Group is  included  in the  Company's  consolidated  federal income  tax  return.  WHX and the  WPC  Group  had  entered  into a tax  sharing agreement,  dated July 26, 1994, which provided that the WPC Group would be paid for any  reduction in the combined  consolidated  federal  income tax  liability resulting from the utilization or deemed  utilization of deductions,  losses and credits  whether from current or prior years which are  attributable to WPC. The
Tax  Sharing  Agreement  was  terminated  in  2001  as  part  of the  Settlement
Agreement.  As a  result,  WHX was able to  recognize  benefits  from  WPC's net operating losses (See Note 4 to the Consolidated Financial Statements).

            As part of the Settlement  Agreement,  WHX paid $32.0 million to the
WPC Group in 2001. As a result of the Settlement Agreement,  among other things, all  intercompany  receivables  and  liabilities  were settled.  In addition WHX acquired the net assets of PCC from the WPC Group.

            The WPC Group  participates in the WHX defined benefit pension plan.
As a result of the Settlement Agreement,  WHX may not charge any pension expense to the WPC Group with respect to the WHX Pension Plan through December 31, 2002.
As a result,  WHX  incurred  non-cash  pension  expense of  approximately  $15.0
million  for  the  WPC  Group.  (See  Note  2  to  the  Consolidated   Financial
Statements).

            On June  1,  2001,  WHX  purchased  from  Citibank  a $30.5  million participation  in the DIP  credit  agreement  for the WPC  Group  for  which WHX receives  interest at a rate of 13% per annum,  paid  monthly and an  additional
3.0% per annum payment in-kind.

            As a result of the October  Order,  WHX  provided the WPC Group with
$5.0 million in secured financing in 2001. In addition,  WHX provided up to $5.0 million in  liquidity  support to the WPC  Group.  At  December  31,  2001,  the outstanding  balance of these secured advances was $5.0 million and $3.4 million liquidity support.

            On October 9, 2000 and November 14, 2000, WHX  transferred  precious metal  to WPC  with a  market  value  of  $35.2  million  and a tax  basis  of a significantly  lower amount. Such proceeds were applied to the WHX net liability due to WPC. In connection with the precious metal transfer,  WPC agreed to amend the provisions of the tax sharing agreement relating to the utilization,  by WHX of WPC's net operating losses in an amount equal to the tax gain realized on the sale of such metals. WPC immediately sold the precious metals in the open market and received proceeds of $35.2 million.

            The parent company charged its  wholly-owned  subsidiaries,  Handy &
Harman and Unimast,  $750,000 and $250,000,  respectively  in management fees in each of the years ended December 31, 2001, 2000 and 1999.

            WHX  Entertainment  received a  management  fee from  Wheeling-Downs
Racing Association (a 50% owned joint venture) of $12,899,000;  $7,740,000;  and
$6,788,000  in  2001,  2000  and  1999,  respectively.  In  December  2001,  WHX
Entertainment sold its 50% interest in Wheeling-Downs Racing Association.

            Handy & Harman is included  in WHX  Corporation's  consolidated  tax return.  The Tax  Sharing  Agreement  with  Handy  &  Harman  specifies  funding requirements  to the parent  company "as if" Handy & Harman  continued  to be an independent  corporation.  Estimated  income tax payments to the parent  company from Handy & Harman in 2001,  2000 and 1999 amounted to  $2,250,000,  $9,063,000 and $7,105,000 respectively.

            Unimast is included in WHX  Corporation's  consolidated  tax return.
The Tax Sharing  Agreement with Unimast  specifies  funding  requirements to the parent company as pre-tax income  multiplied by the federal  statutory  rate. To the extent that this cash payment to the parent company  exceeds or is less than the requirement "as if" Unimast were an independent  corporation,  a dividend or capital  contribution is recorded by the parent company.  Income tax payments to the parent  company from Unimast in 2001,  2000 and 1999 amounted to $3,228,000,
$4,812,000 and $6,890,000, respectively.

            Included in the parent company only balance sheets is $5,204,000 and
$7,204,000 in 2001 and 2000,  respectively of notes  receivable from Unimast due to WHX.  These  amounts earn  interest at a variable rate and mature March 2003.
Interest remitted by Unimast to WHX amounted to $463,000,  $603,000 and $437,000
in  2001,  2000  and  1999,   respectively.   Principal  payments  amounting  to
$2,000,000, $1,000,000 and $0 in 2001, 2000 and 1999, respectively were remitted by Unimast to WHX.

            On July 31, 1998, Handy & Harman  transferred  97,000 ounces of gold and 13,000,000  ounces of silver to WHX by way of an in-kind  dividend having an aggregate fair value,  net of deferred tax liabilities,  of $62,750,000.  WHX in turn made an in-kind  contribution to WHX Metals Corporation,  a separate wholly owned  subsidiary of WHX. Handy & Harman will lease from WHX Metals  Corporation amounts of gold and silver as required for its operating  needs.  Handy & Harman will pay to WHX Metals  Corporation  interest  on the metal  ounces  leased.  At
December 31, 2001 and December  31, 2000,  Handy & Harman was leasing  9,000 and
20,000  ounces of gold.  At December 31, 2001 and  December  31,  2000,  Handy &
Harman was leasing  4,155,000 and 7,750,000 ounces of silver.  The rates for the leasing  of gold  and  silver  to Handy &  Harman  are 2.0% and 3.0% per  annum, respectively.  Metal interest charged to Handy & Harman was $753,000, $2,062,000 and $2,374,000 for 2001, 2000 and 1999, respectively.

            In 2001, WHX  contributed  $3,000,000 in gold, at fair market value, and  $3,300,000 in cash to Handy & Harman.  Also in 2001,  Handy & Harman paid a dividend to WHX of $2,800,000.

            See Note 2 to the Parent Only Financial Statements.

NOTE 9 -  OTHER INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                          2001                 2000                 1999
                                                   -------------------  -------------------  -------------------
                                                                          (IN THOUSANDS)

Interest and investment income/(loss)                        $ (4,411)           $ (17,198)            $ 25,416
Interest income - Unimast                                         410                  616                    -
Interest income - Handy & Harman                                  711                2,009                2,471
Wheeling-Downs management fee                                  12,899                7,740                7,105
WPN management fee                                             (2,500)              (2,500)              (2,500)
WPN bonus                                                           -                    -               (3,280)
Gain on sale of aircraft                                            -                  932                4,380
Other, net                                                     (1,341)              (1,239)                 972
                                                   -------------------  -------------------  -------------------
                                                              $ 5,768             $ (9,640)            $ 34,564
                                                   ===================  ===================  ===================

NOTE 10 - GAIN ON SALE OF INTEREST IN WHEELING-DOWNS RACING ASSOCIATION, INC.

           In  December  2001,  WHX  Entertainment  sold  its  50%  interest  in
Wheeling-Downs  Racing Association,  Inc. for $105 million in cash, resulting in an $88.5 million pre-tax gain.

NOTE 11 - EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES

                                                                   YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------------
                                                        2001                  2000                 1999
                                                --------------------   ------------------   ------------------

                                                                           (IN THOUSANDS)
Handy & Harman                                             $ (2,594)             $ 6,137              $ 9,010
Unimast                                                       4,833                7,325               13,062
PCC                                                             747                    -                    -
WPC - Group                                                       -             (176,581)             (33,942)
Wheeling-Downs                                                2,500                2,496                    -
                                                --------------------   ------------------   ------------------
                                                            $ 5,486           $ (160,623)           $ (11,870)
                                                ====================   ==================   ==================

NOTE 12 - MANAGEMENT FEE

         The following table details management fees charged to wholly-owned subsidiaries by the parent:

                                                           YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------
                                                 2001               2000              1999
                                           ------------------ -----------------  ----------------
                                                             (IN THOUSANDS)

Charged to Handy & Harman                              $ 750             $ 750             $ 750
Charged to Unimast                                       250               250               250
Charged to WPC                                             -             2,083             2,083
                                           ------------------ -----------------  ----------------
                                                     $ 1,000           $ 3,083           $ 3,083
                                           ================== =================  ================

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholder of Wheeling-Pittsburgh Corporation (a wholly-owned subsidiary of WHX Corporation)

            In our opinion, the accompanying  consolidated balance sheet and the related consolidated  statements of operations and of cash flows present fairly,
in  all  material  respects,   the  financial  position  of  Wheeling-Pittsburgh
Corporation and its subsidiaries  (the "Company") at December 31, 2001 and 2000, and the results of their  operations  and their cash flows for each of the three years in the period ended  December  31, 2001,  in  conformity  with  accounting principles  generally accepted in the United States of America.  These financial
statements   are  the   responsibility   of  the   Company's   management;   our
responsibility  is to express an opinion on these financial  statements based on our audits.  We conducted  our audits of these  statements  in  accordance  with auditing  standards  generally  accepted in the United States of America,  which require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements  are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements,  assessing the  accounting  principles used and  significant  estimates made by management,  and evaluating the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

            The  accompanying   consolidated   financial  statements  have  been
prepared assuming the Company will continue as a going concern.  As discussed in
Note A, on  November  16,  2000,  the  Company  filed  voluntary  petitions  for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States
Bankruptcy  Court in  Youngstown,  Ohio.  Although the Company is continuing its on-going business operations as a Debtor-in-Possession under the jurisdiction of the Bankruptcy  Court,  its ability to continue as a going concern is contingent upon, among other matters,  developing a reorganization  plan that is acceptable to the Company's creditors.  The approval and implementation of a reorganization plan could materially change the recorded amounts and  classifications of assets
and  liabilities.   Substantial   losses  from  operations,   liquidity  issues,
shareholders  deficits,  and the  uncertainty  as to whether the Company will be able to develop a  satisfactory  reorganization  plan raises  substantial  doubt about the Company's  ability to continue as a going  concern.  The  accompanying consolidated financial statements do not include any adjustments to the carrying value of the assets or  amounts of  liabilities  that  might be  necessary  as a consequence of implementing a reorganization plan or any adjustments relating to the  recoverability  of assets or  liquidation  of  liabilities  in the ordinary course of business  that might  result if the Company is unable to continue as a going concern.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
March 28, 2002

                         WHEELING-PITTSBURGH CORPORATION
                  DEBTOR-IN-POSSESSION AS OF NOVEMBER 16, 2000
                 (A WHOLLY-OWNED SUBSIDIARY OF WHX CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                                  2001                  2000               1999
                                                                  ----                  ----               ----
                                                                               (DOLLARS IN THOUSANDS)
Revenues:

Net sales                                                       $ 835,640           $ 1,119,031         $ 1,117,744

COST AND EXPENSES:

Cost of products sold, excluding depreciation                     866,065             1,054,386             994,273
Depreciation                                                       72,551                78,859              77,724
Selling, administrative and general expense                        47,173                68,165              63,342
Reorganization and professional fee expense                        14,200                 4,140                   -
                                                            --------------     -----------------     ---------------
                                                                  999,989             1,205,550           1,135,339
                                                            --------------     -----------------     ---------------
Operating loss                                                   (164,349)              (86,519)            (17,595)
Reorganization income (expense)                                     9,249                (2,592)                  -
Interest expense on debt                                          (17,448)              (35,969)            (37,931)
Other income (expense)                                                351                (3,015)                318
                                                            --------------     -----------------     ---------------
Loss before taxes                                                (172,197)             (128,095)            (55,208)
Tax provision (benefit)                                                17                90,092             (20,723)
                                                            --------------     -----------------     ---------------

Net loss                                                       $ (172,214)           $ (218,187)          $ (34,485)
                                                            ==============     =================     ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         WHEELING-PITTSBURGH CORPORATION
                  DEBTOR-IN-POSSESSION AS OF NOVEMBER 16, 2000
                 (A WHOLLY-OWNED SUBSIDIARY OF WHX CORPORATION)

                           CONSOLIDATED BALANCE SHEET

                                                                                            December 31,
                                                                       ----------------------------------------------------
                                                                                 2001                        2000
                                                                                         (Dollars in thousands)
                                       ASSETS
Current assets:
   Cash and cash equivalents                                                           $ 7,586                    $ 15,534
   Trade receivables, less allowance for doubtful
     accounts of $1,274 and $918                                                       106,462                     130,379
   Inventories                                                                         173,117                     211,166
   Prepaid expenses and deferred charges                                                 8,902                      18,866
                                                                        -----------------------     -----------------------
       Total current assests                                                           296,067                     375,945
Investment in associated companies                                                      58,650                      62,157
Property, plant and equipment, at cost less
   accumulated depreciation                                                            593,888                     666,454
Deferred income tax benefits                                                            28,881                      30,644
Due from affiliates, net                                                                     -                      16,602
Deferred charges and other assets                                                       13,379                      18,634
                                                                        -----------------------     -----------------------
                                                                                     $ 990,865                 $ 1,170,436
                                                                        =======================     =======================

                   LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Trade payables                                                                     $ 60,342                    $ 53,091
   Short term debt                                                                     127,204                     123,911
   Payroll and employee benefits payable                                                26,273                      35,393
   Accrued federal, state and local taxes                                                7,697                       7,183
   Deferred income tax liabilities                                                      28,881                      30,644
   Accrued interest and other liabilities                                                5,513                       4,317
   Long-term debt due in one year                                                       40,344                           -
                                                                        -----------------------     -----------------------
        Total current liabilities                                                      296,254                     254,539
Long-term debt                                                                               -                      35,091
Other employee benefit liabilities                                                      13,711                       1,630
Other liabilities                                                                       19,386                      18,384
Liabilities subject to compromise                                                      915,118                     942,182
                                                                        -----------------------     -----------------------
        Total liabilities                                                            1,244,469                   1,251,826
                                                                        -----------------------     -----------------------

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock - $.01 Par value; 100 shares
   issued and outstanding                                                                    -                           -
Additional paid-in capital                                                             335,138                     335,138
Accumulated deficit                                                                   (588,742)                   (416,528)
                                                                        -----------------------     -----------------------
                                                                                      (253,604)                    (81,390)
                                                                        -----------------------     -----------------------
                                                                                     $ 990,865                 $ 1,170,436
                                                                        =======================     =======================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         WHEELING-PITTSBURGH CORPORATION
                  DEBTOR-IN-POSSESSION AS OF NOVEMBER 16, 2000
                 (A WHOLLY-OWNED SUBSIDIARY OF WHX CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------------
                                                                               2001                2000             1999
                                                                               ----                ----             ----
                                                                                         (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
Net loss                                                                    $(172,214)        $ (218,187)       $ (34,485)
Items not affecting cash from operating activities:
   Depreciation                                                                72,551             78,859           77,724
   Other postretirement benefits                                               (9,025)            (9,494)          (7,898)
   Deferred income taxes                                                            -             90,010          (19,653)
   Pension expense                                                                860              2,581            4,161
   Equity income of affiliated companies                                       (1,274)            (1,810)          (3,358)
   Reorganization expense (income)                                             (9,249)             2,592                -
Decrease (increase) from working capital elements:
   Trade receivables                                                           21,206             27,309          (23,184)
   Trade receivables sold (purchased)                                               -           (100,000)           5,000
   Inventories                                                                 36,705             41,029            7,144
   Trade payables                                                               7,251             69,191           30,833
   Other current assets                                                         9,824            (14,441)           1,716
   Other current liabilities                                                   (9,019)           (18,291)          13,667
   Other items--net                                                             2,732             35,431           (9,945)
                                                                        --------------     --------------    -------------
Net cash provided by (used in) operating activities                         $ (49,652)         $ (15,221)        $ 41,722
                                                                        ==============     ==============    =============

CASH FLOWS FROM INVESTING ACTIVITIES:
   Plant additions and improvements                                            (5,033)           (97,287)         (72,146)
   (Investments in) payments from affiliates                                    1,031                131            3,212
   Proceeds from sales of assets due to Chapter 11 proceedings                 16,808              2,967            1,460
   Dividends from affiliated companies                                          3,750              3,750            5,000
                                                                        --------------     --------------    -------------
Net cash provided by (used in) investing activities                          $ 16,556          $ (90,439)       $ (62,474)
                                                                        ==============     ==============    =============

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings                                                    5,253             37,582            4,401
   Short term debt (DIP Facility) borrowings                                    3,293            123,911                -
   Short term debt borrowings (payments)                                            -            (79,900)          12,901
   Letter of credit collateralization                                               -                  -            8,229
   Receivables from affiliates                                                 16,602             39,601          (11,510)
                                                                        --------------     --------------    -------------
Net cash provided by financing activities                                    $ 25,148          $ 121,194         $ 14,021
                                                                        ==============     ==============    =============

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (7,948)            15,534           (6,731)
Cash and cash equivalents at beginning of year                                 15,534                  -            6,731
                                                                        --------------     --------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 7,586           $ 15,534              $ -
                                                                        ==============     ==============    =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BANKRUPTCY AND REORGANIZATION

OVERVIEW

            Wheeling-Pittsburgh   Corporation  ("WPC")  and  together  with  its
subsidiaries,  (the "Company"),  is a wholly owned subsidiary of WHX Corporation
("WHX").  Wheeling-Pittsburgh  Steel  Corporation  ("WPSC")  is a  wholly  owned subsidiary of WPC.

            Beginning in 1998 and continuing through 2001, record high levels of foreign steel imports caused a marked deterioration of steel prices. This record high level of foreign  steel  imports over a four year period,  coupled with the indebtedness  incurred by the Company as a result of a ten-month  work  stoppage
which  ended  in  August  1997,  and  approximately   $200  million  of  capital
expenditures used to modernize its facilities to increase  quality,  efficiency, safety and  environmental  conditions,  resulted in  substantial  losses and the severe erosion of the Company's financial position and liquidity.

CHAPTER 11 FILING

            On November 16, 2000,  Wheeling-Pittsburgh  Corporation and eight of
its  wholly  owned   subsidiaries,   representing   substantially   all  of  the
consolidated   group's   business,   (Wheeling-Pittsburgh   Steel   Corporation,
Pittsburgh-Canfield  Corporation,   Consumers  Mining  Company,  Wheeling-Empire
Company,  Mingo Oxygen Company, WP Steel Venture  Corporation,  W-P Coal Company
and Monessen  Southwestern  Railway Company  (collectively the "Debtors")) filed petitions for relief under Chapter 11 of the United  States  Bankruptcy  Code in the United States Bankruptcy Court in Youngstown, Ohio.

            Under Chapter 11,  certain  claims  against the Debtors in existence prior to the filing of the  petitions  for relief  under the Federal  bankruptcy laws  ("pre-petition") are stayed while the Debtors continue business operations as  debtors-in-possession.  Claims secured against the Debtors' assets ("secured claims") are also stayed,  although the holders of such claims have the right to move the court for relief from stay or adequate  protection.  Secured claims are secured primarily by liens on the Company's land, buildings and equipment.

            The   Company   is   currently   operating   their   businesses   as
debtors-in-possession  pursuant  to the  Bankruptcy  Code.  As such,  actions to
collect   pre-petition   indebtedness  of  the  Company  and  other  contractual
obligations of the Company generally may not be enforced. In addition, under the
Bankruptcy  Code,  the  Company  may assume or reject  executory  contracts  and unexpired leases. Additional pre-petition claims may arise from such rejections, and from the  determination by the Bankruptcy Court (or as agreed by the parties in interest) to allow claims for contingencies and other disputed amounts.  From time to time since the  Chapter 11 filing,  the  Bankruptcy  Court has  approved motions  allowing the Company to reject  certain  business  contracts  that were deemed  burdensome  or of no value to the  Company.  As of March 28,  2002,  the
Company  has not  completed  their  review of all their  pre-petition  executory contracts  and leases for  assumption  or  rejection.  See Note H -  Liabilities
Subject to Compromise and Pre-Petition Long Term Debt.

            The Company  received  approval from the Bankruptcy  Court to pay or otherwise honor certain of their  pre-petition  obligations,  including employee wages.  In addition,  the  Bankruptcy  Court  authorized the Company to maintain their employee benefit  programs.  Funds of qualified  pension plans and savings plans are in trusts  and  protected  under  federal  regulations.  All  required contributions are current in the respective plans.

            The  Federal  bankruptcy  laws  provide  that  the  Debtors  have an exclusive  period  during  which  only  they may  propose  and file and  solicit acceptances of a plan of reorganization.  The exclusive period to propose a plan for  reorganization  currently expires on April 25, 2002. If the Debtors fail to file a plan  of  reorganization  during  the  exclusive  period  (including  any extensions  thereof) or, after such plan has been filed,  if the Debtors fail to obtain acceptance of such plan from the requisite  impaired classes of creditors and equity security holders during the exclusive  solicitation period, any party in interest,  including a creditor,  an equity security  holder,  a committee of creditors or equity security holders,  or an indenture  trustee,  may file their own plan of reorganization for the Debtors.

            After a plan of  reorganization  has been filed with the  Bankruptcy
Court,  the plan, along with a disclosure  statement  approved by the Bankruptcy
Court,  will be sent to impaired  creditors and equity security  holders who are entitled to vote.

            Subject  to certain  exceptions  set forth in the  Bankruptcy  Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative vote (i.e. more than 50% of the number and at least 66-"% of the dollar amount,  both with regard to claims  actually voted) of each class of
creditors   and  equity   holders   whose  claims  are  impaired  by  the  plan.
Alternatively,  absent the requisite approvals,  the Company may seek Bankruptcy
Court approval of its  reorganization  plan under  "cramdown"  provisions of the
Bankruptcy Code,  assuming certain tests are met. These  requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made.

            May 16,  2001  was set by the  Bankruptcy  Court  as the  last  date creditors  could file proofs of claim under the  Bankruptcy  Code.  There may be differences  between  the  amounts  recorded  in  the  Company's  schedules  and financial  statements  and  the  amounts  claimed  by the  Company's  creditors.
Litigation  may be required to resolve such  disputes.  See Note H - Liabilities
Subject to Compromise and Pre-Petition Long Term Debt.

            The  Company has  incurred  and will  continue to incur  significant costs associated with the  reorganization.  The amount of these expenses,  which are being  expensed as  incurred,  is expected to  significantly  affect  future results. See Note N - Reorganization Items.

DEBTOR IN POSSESSION CREDIT FACILITY

             The Company has negotiated a financing arrangement (the "DIP Credit
Facility") with Citibank, N.A., as initial issuing bank, Citicorp U.S., Inc., as administrative  agent (the  "Agent"),  and the lenders  named  therein (the "DIP
Lenders"). The purpose of the DIP Credit Facility is to provide access to needed funds during the Debtors' Chapter 11 cases.

            The DIP Lenders  agreed to make term loan advances to the Debtors up to a maximum  aggregate  principal amount of $35 million.  WPC's parent company,
WHX, has a $30 million  participation  in the term loan.  In  addition,  the DIP
Lenders  agreed,  subject to certain  conditions,  to provide the  Debtors  with revolving loans, swing loans and letter of credit accommodations in an aggregate amount of up to $255 million.  The  aggregate  maximum  amount was  subsequently reduced to $225  million on May 24, 2001 and to $175 million on January 2, 2002.
The availability under the DIP Credit Facility is based on various advance rates on Accounts Receivable and Inventories, less certain reserves. The post-petition term loans and revolving loans are collateralized by first priority liens on the
Debtors'  assets (subject to valid liens existing on the petition date) and have been granted superpriority  administrative status, subject to certain carve-outs for fees payable to the United States Trustee and for professional fees.

            The DIP Credit Facility  required the immediate  repayment of all of the outstanding  obligations  under the pre-petition  Revolving Credit Agreement
(the  "Pre-petition  Credit  Agreement")  that WPSC  entered  into with  certain financial  institutions  (the  "Pre-petition  Lenders") and  Citibank,  N.A., as agent. The Pre-petition  Credit Agreement provided WPSC with a revolving line of credit for  borrowings  up to $150  million,  with a $25 million  sub-limit  for letters of credit.  As of the  petition  date,  the Debtors were  obligated  for approximately $84.7 million in loans under the Pre-petition Credit Agreement and contingently  liable for  letters of credit in the amount of  approximately  $17 million.  Those  obligations  were  collateralized  primarily  by  100%  of  the inventory of WPSC and Pittsburgh-Canfield Corporation and were guaranteed by WPC and by Pittsburgh-Canfield Corporation.

            The DIP Credit  Facility also  required the immediate  repurchase of accounts receivable from a pre-petition securitization facility. This repurchase of receivables was required to provide unencumbered collateral for post-petition date loans.

            Other terms of the DIP Credit Facility are as follows:

            o  Revolving  loans  bear  interest  at (i) the base  rate  plus the applicable  margin  for base  rate  loans or (ii) the  applicable
               Eurodollar  rate plus the applicable  margin for Eurodollar  rate loans. The applicable  margin ranges from 1.75% to 2.25% for base rate loans and from 2.75% to 3.25% for Eurodollar  rate loans, in each case depending on the Debtors'  performance  level. The base rate

               is the rate announced from time to time by Citibank,  N.A. as its base rate and the Eurodollar  rate is the rate  calculated by the
               Agent with  reference  to the rate per annum  offered for certain deposits in dollars at Citibank, N.A.'s London office. During the continuance  of an Event of  Default,  interest on term loans and revolving  loans will be payable on demand at 2% per annum  above the rate that would otherwise be in effect.

            o  Term loans bear  interest  at 16% per annum (of which 3% may,  at the Debtors' option, be paid in kind).

            o  A commitment  fee is payable on the daily  unused  portion of the revolving loan commitment under the DIP Credit Facility at a rate per annum  determined by reference to an  applicable  percentage, which  ranges from  0.500% to 0.625%  depending  on the  Debtors'
               performance level.

            o  An  administrative  fee for  letter of credit  accommodations  is payable on the  average  daily  maximum  amount  available  under outstanding  letters  of credit at a rate per annum  equal to the applicable  margin for letter of credit  fees,  which ranges from
               2.50% to  3.00%  depending  on the  Debtors'  performance  level.
               During the  continuance of an Event of Default,  letter of credit fees will be  payable  on  demand at 2% per annum  above the rate that would otherwise be in effect.

            Borrowings under the DIP Credit Facility for revolving loans totaled
$127.2 million and $123.9  million at December 31, 2001 and 2000,  respectively.
The weighted  average  interest  rates on the DIP Credit  Facility for revolving loans were 7.4% and 10.1% in 2001 and 2000,  respectively.  Term loans under the
DIP Credit Facility totaled $34.4 million and $35.1 million at December 31, 2001 and 2000,  respectively.  At March 23,  2002  availability  under the DIP Credit
Facility was $4.6  million.  The DIP Credit  Facility  expires on the earlier of
November 17, 2002 or the  completion  of a Plan of  Reorganization.  The Company intends to have  completed a plan of  reorganization  by November 16, 2002. If a plan is not  completed  by then,  the Company  will pursue an  extension of or a replacement  of the current DIP  facility.  There can be no guarantee  that this will occur.

            Net cash used by WPC's operating, investing and financing activities for the 12 months ending December 31, 2001 totaled $7.9 million. Working capital accounts (excluding cash,  short-term  borrowings and current maturities of long term debt) provided  $66.0 million of funds.  Accounts  receivable  decreased by
$21.2 million. Inventories,  valued principally by the LIFO method for financial reporting  purposes,  totaled $173.1 million at December 31, 2001, a decrease of
$36.7 million from December 31, 2000. Trade payables increased by $7.3 million.

SETTLEMENT AND RELEASE AGREEMENT WITH WHX

            On May 29, 2001, WPC entered into a Settlement and Release Agreement with WHX as a compromise  of disputed  claims and issues,  which was approved by the  Bankruptcy  Court.  The principal  terms of the agreement were that (i) WHX would pay $17 million to WPC;  (ii) WHX agreed to purchase  specified  assets of
Pittsburgh-Canfield  Corporation  (PCC) for an aggregate  purchase  price of $15 million plus the  assumption  of certain  trade  payables of PCC;  (iii) the Tax
Sharing Agreements between WHX and WPC would be terminated;  (iv) WHX agreed not to  charge  WPC or any of its  subsidiaries  for any  funding  contributions  or expense with respect to any defined  benefit pension plans through and including the earlier of the effective  date of a plan of  reorganization  or December 31,
2002;  and (v) WPC  and/or any of its  subsidiaries  agreed to forego any claims then existing against WHX and its subsidiaries that were not part of WPC.

SALE OF PITTSBURGH-CANFIELD COMPANY ASSETS

            On June 29, 2001, the Company  executed an Asset Purchase  Agreement with PCC Acquisition  Co., Inc., a wholly owned subsidiary of WHX. The agreement provided for the sale of all assets to and the assumption of certain liabilities of PCC by PCC Acquisition Co. in exchange for $15 million. A Transition Services
Agreement and a Steel Supply  Agreement  were also  executed to  facilitate  the continuing  operation of the  business.  PCC loaned the $15 million  proceeds to
WPSC. An intercompany note receivable was recorded on PCC books.

NOTE B--MODIFIED LABOR AGREEMENT

            The Company and the United  Steelworkers  of America  (USWA) reached agreement on a Modified Labor  Agreement (MLA) which provides for temporary wage reductions, immediate staff reductions, the elimination of gainsharing and other obligations  and long-term  changes to health  benefits  that will  dramatically reduce ongoing costs. The MLA became  effective  October 1, 2001 and will expire
(if not previously  terminated) on February 1, 2006. The Company  estimates that the MLA, together with related salary  reductions,  will reduce cash outlays for wages,  salaries and other benefits by more than $47 million  (unaudited) during the period  through  December 31,  2002.  As a provision of the MLA, the Company agreed to pay $5 million special bonus payments during each of 2005 and 2006. As such, the Company recorded a $10 million  liability in 2001 which is included in
Other Employee Benefit Liabilities.

            The MLA delayed a February 2002 wage increase  until  December 2003.
Wage  increases  were  also  scheduled  of 50 cents per hour in June 2004 and 60 cents per hour in June 2005.

            The  regular  pension  multiplier  will  increase  to $50 per  month service for years up to 30 and $65 per month for years in excess of 30.

            The MLA provides for an employee  stock plan of 20% of common equity of the reorganized company and also provides  profit-sharing at a level equal to
10% of  quarterly  profits  in  2002  and  2003  and  20% of  quarterly  profits thereafter.

            The MLA will remain  effective only upon the union's  reasonable and
continuing   satisfaction   that  support  is  also  being   provided  by  other
constituents,   including   salaried   employees,   trade   creditors,   outside
professionals and WHX.

            As a condition of the MLA, WHX agreed to provide short-term loans in the amount of $5 million and other credit support to the Company.  The agreement also provides  that the WHX pension plan may be split,  upon  confirmation  of a
Plan of  Reorganization,  so as to provide for a separate  pension plan covering
WPC employees and retirees, and that WHX will make a contribution of $25 million to the new WPC pension plan.

NOTE C-- ACCOUNTING POLICIES

            The  accounting  policies  presented  below  have been  followed  in preparing the accompanying consolidated financial statements.

BASIS OF PRESENTATION

            The  Company's   financial   statements  have  been  prepared  on  a
"going-concern"  basis which  contemplates  the  continuity of  operations,  the realization  of assets  and the  payment  of post  petition  liabilities  in the ordinary  course of  business.  The  financial  statements  do not  include  any adjustments or  reclassifications  that might be necessary should the Company be unable to continue in existence. As a result of the Company's Chapter 11 filing, such matters are subject to significant uncertainty.

            The Company's financial statements have been presented in conformity with the AICPA's Statement of Position 90-7, "Financial Reporting By Entities In
Reorganization Under the Bankruptcy Code", issued November 9, 1990 ("SOP 90-7").
SOP 90-7  requires a  segregation  of  liabilities  subject to compromise by the
Bankruptcy  Court as of the  bankruptcy  filing date and  identification  of all transactions and events that are directly  associated with the reorganization of the Company.  See Note H - Liabilities  Subject to Compromise  and  Pre-Petition
Long Term Debt and Note N - Reorganization  Items.  Schedules have been filed by the Company with the Bankruptcy  Court setting forth the assets and  liabilities of the Company as of November 16, 2000, the bankruptcy filing date, as reflected in the Company's  accounting  records.  Differences between amounts reflected in such  schedules and claims filed by creditors are currently  being  investigated and either resolved by mutual consent or adjudicated.  The final amounts of such claims are not presently determinable.

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

EARNINGS PER SHARE

            Presentation  of  earnings  per  share is not  meaningful  since the
Company is a wholly owned subsidiary of WHX.

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

            Through an extensive mix of products,  the Company markets to a wide range of  manufacturers,  converters  and  processors.  The Company's 10 largest customers (including  Wheeling-Nisshin,  an affiliate in which the Company has a
35.7% ownership  interest) accounted for approximately 43.9% of its net sales in
2001, 38.7% in 2000 and 43.7% in 1999. Wheeling-Nisshin was the only customer to account for more than 10% of net sales.  Wheeling-Nisshin accounted for 14.6% of net sales in 2001, 10.9% in 2000 and 16.2% in 1999. Geographically, the majority of the  Company's  customers  are located  within a 350-mile  radius of the Ohio
Valley.   However,  the  Company  has  taken  advantage  of  its  river-oriented production  facilities to market via barge into more distant  locations  such as the  Houston,  Texas and St.  Louis,  Missouri  areas.  The Company has acquired regional facilities to service an even broader geographical area.

REVENUE RECOGNITION

            Revenue  from the sale of products is  recognized  when both risk of loss and title have transferred to the customer,  which generally coincides with the time such  products are shipped.  Shipping  charges  billed to customers are recorded as revenues.

CASH AND CASH EQUIVALENTS

            Cash and cash  equivalents  include  cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

INVENTORIES

            Inventories  are  stated  at the  lower of cost or  market.  Cost is determined  by the  last-in  first-out  ("LIFO")  method for  substantially  all inventories.  In 2001 and  2000,  approximately  87% and 88%,  respectively,  of inventories are valued using the LIFO method.

PROPERTY, PLANT AND EQUIPMENT

            Property,  plant and equipment  are stated at  historical  cost less accumulated depreciation. The Company periodically evaluates property, plant and equipment for impairment  whenever events or changes in  circumstances  indicate that the carrying amount of an asset may not be recoverable. Given the Company's integrated  operations,  asset  impairment  evaluations  are generally done on a group  basis as that is the lowest  level at which cash flows can be  separately identified.

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

SOFTWARE CAPITALIZATION

            Costs  incurred  for the  development  or purchase  of internal  use software  are  capitalized  and are  amortized  over  the  useful  lives of such software, which is generally five years or less.

PENSIONS

            The Company maintains both tax qualified defined benefit and defined
contribution   pension  plans.  The  defined  benefit  pension  obligations  are accounted  for by WHX as a  multi-employer  plan. As such,  the Company  records
pension   expense  based  on  allocations   from  WHX.  Costs  for  the  defined
contribution  plans are being funded  currently,  with expense being recorded at the time of funding.

INCOME TAXES

            The Company  accounts for income taxes in accordance  with Statement of  Financial  Accounting  Standards  No. 109,  "Accounting  for Income  Taxes".
Recognition  is given in the  accounts  for the income  tax effect of  temporary differences  between the financial  statement carrying amounts and the tax basis of existing  assets and  liabilities  using the  liability  method.  A valuation allowance is provided  against  deferred tax assets where it is considered  more likely than not that the Company will not realize the benefit of such assets.

            As a member of the WHX affiliated  group, the Company is joined with
WHX in the filing of consolidated federal income tax returns. Prior to 2001, tax provisions  and the  related  tax  payments  or refunds  were  reflected  in the
Company's  financial  statements  in  accordance  with a tax  sharing  agreement between WHX and the Company.  The tax sharing agreement  generally provided that the Company would be paid for any reduction in the combined consolidated federal income tax liability  resulting from the  utilization  or deemed  utilization of
deductions,   losses  and  credits   from  current  or  prior  years  which  are
attributable  to  WPC  or  its  subsidiaries.  The  tax  sharing  agreement  was terminated  in 2001  effective  as of  January  1,  2001.  As a result,  the tax provision  for 2001 is intended to reflect the  Company's  tax position as if it filed its own federal income tax return.

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

NEW ACCOUNTING STANDARDS - ADOPTED IN 2001 OR EARLIER

           Effective January 1, 2001, the Company adopted Statement of Financial
Accounting Standards (SFAS) No. 133, "Accounting for Derivative  Instruments and
Hedging  Activities,"  as amended by SFAS Nos. 137 and 138. This  Statement,  as amended,  requires recognition of all derivatives at fair value as either assets or  liabilities.  Changes in fair value of all  derivatives  are  recognized  in earnings  immediately unless the derivative qualifies as a hedge. The Company is not engaged in  significant  activity with respect to derivative instruments or hedging and the adoption effect was not material to the Company's financial position or results of operations.

            In October 2000, the Emerging  Issues Task Force reached a consensus in Issue No. 00-10 (EITF 00-10),  "Accounting for Shipping and Handling Fees and
Costs".  EITF 00-10  requires  companies  to classify  all  amounts  billed to a customer in a sale transaction related to shipping and handling as revenue.  The
Company  adopted  EITF  00-10 with  effect  from  January  1, 2000.  Comparative financial statement information for prior periods was reclassified to conform to the requirements of EITF 00-10.

NEW ACCOUNTING STANDARDS  -- TO BE ADOPTED IN FUTURE PERIODS

         In June 2001, the Financial  Accounting  Standards  Board (FASB) issued
Statements of Financial  Accounting  Standards  No. 141 "Business  Combinations"
(SFAS No. 141),  No. 142 "Goodwill and Other  Intangible  Assets" (SFAS No. 142)
and No. 143 "Accounting for Asset Retirement Obligations" (SFAS No. 143).

         SFAS No. 141 requires that all business  combinations  initiated  after
June 30,  2001,  be  accounted  for under the purchase  method.  This  Statement establishes specific criteria for the allocation of purchase price to intangible assets  separately from goodwill for all business  combinations  made after June
30, 2001.

         SFAS No. 142 addresses the accounting for goodwill and other intangible assets after an acquisition.  The most significant  changes made by SFAS No. 142 are: 1) goodwill and intangible  assets with indefinite  lives will no longer be amortized;  2) goodwill  and  intangible  assets with  indefinite  lives must be tested for  impairment at least  annually;  and 3) the  amortization  period for intangible  assets with finite  lives will no longer be limited to forty  years.
The Company will adopt SFAS No. 142 effective January 1, 2002, as required.  The adoption of SFAS 142 is not expected to have a material impact on the Company.

         SFAS No. 143 establishes a new accounting model for the recognition and measurement  of  retirement  obligations  associated  with  tangible  long-lived assets.  SFAS No. 143 requires that an asset  retirement  cost be capitalized as part of the cost of the related  long-lived asset and subsequently  allocated to expense  using a  systematic  and rational  method.  The Company will adopt this
Statement  effective  January 1, 2003, as required.  The  transition  adjustment resulting  from the  adoption of SFAS No. 143 will be  reported as a  cumulative effect of a change in accounting  principle.  At this time,  the Company  cannot reasonably  estimate the effect of the adoption of this  Statement on either its financial position or results of operations.

         In  August  2001,  the FASB  approved  SFAS No.  144,  "Accounting  for
Impairment  or Disposal of  Long-Lived  Assets".  This  Statement  establishes a single  accounting  model for  long-lived  assets to be  disposed of by sale and provides additional  implementation  guidance for assets to be held and used and assets  to be  disposed  of other  than by sale.  The  Company  will  adopt  the
Statement prospectively effective January 1, 2002.

NOTE D--PENSIONS, OTHER POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

  PENSION PROGRAMS

         The Company  provides  defined  contribution  pension programs for both hourly and salaried  employees,  and prior to August 12, 1997,  also  provided a defined contribution pension program for USWA-represented  employees.  These tax qualified defined  contribution plans provide,  in the case of hourly employees, an  increasing  Company  contribution  per hour  worked  based on the age of its employees.  A similar tax qualified plan for salaried employees provides defined
Company  contributions based on a percentage of compensation  dependent upon age and in  certain  cases  age and  service  of its  employees.  The  Company  also established  a  supplemental  defined  benefit  pension  plan  for its  salaried employees.

         On August 12, 1997, the Company  established a defined  benefit pension plan for USWA-represented  employees pursuant to a new labor agreement. The plan includes individual participant accounts of USWA-represented  employees from the hourly-defined  contribution  plan and merges the assets of those  accounts into the defined benefit plan.

         As of December 31, 2001,  $138.1 million of fully vested funds are held in trust for benefits earned under the hourly defined contribution pension plans and $39.8  million of fully vested  funds are held in trust for benefits  earned under the salaried employees defined contribution plan. Approximately 91% of the assets are

invested in equities and 9% are in fixed income investments. All plan assets are invested by professional investment managers.

            All pension  provisions charged against income totaled $4.8 million,
$7.4 million, $10.3 million in 2001, 2000 and 1999, respectively.

DEFINED BENEFIT PLAN

            The  plan  was  established  pursuant  to  a  collective  bargaining agreement  ratified  on August  12,  1997.  Prior to that  date,  benefits  were provided through a defined  contribution plan, the WPSC Retirement Security Plan
("Retirement Security Plan").

            The defined benefit pension plan covers employees represented by the
USWA. The plan also includes individual participant accounts from the Retirement
Security Plan.  The assets of the Retirement  Security Plan were merged into the
Defined Benefit Pension Plan.

            Since the plan  includes the account  balances  from the  Retirement
Security Plan, the plan includes both defined  benefit and defined  contribution features.  The gross benefit,  before offsets,  is calculated  based on years of service and the current benefit  multiplier under the plan. This gross amount is then offset for benefits payable from the Retirement  Security Plan and benefits payable by the Pension Benefit Guaranty  Corporation from previously  terminated plans.  Individual  employee accounts  established under the Retirement Security
Plan are maintained until retirement.  Upon retirement, the account balances are converted into monthly benefits that serve as an offset to the gross benefit, as described above. Aggregate account balances held in trust in individual employee accounts which will be available upon  retirement to offset the gross benefit at
December 31, 2001 totaled $137.1 million.

            In 1998 the Company established a supplemental  defined benefit plan covering its salaried  employees employed as of January 31, 1998, which provides a guaranteed  minimum  benefit based on years of service and  compensation.  The gross  benefit from this plan is offset by the  annuitized  value of the defined contribution  plan  account  balance and any  benefits  payable from the Pension
Benefit  Guaranty  Corporation  from the previously  terminated  defined benefit pension plan.

            In 1998, WHX merged WPC's defined benefit pension plan with those of its wholly owned Handy & Harman ("H&H")  subsidiary.  The merger  eliminated WPC cash  funding  obligations  estimated in excess of $135.0  million.  WPC pension expense is allocated by the common parent and totaled $0.9 million, $2.6 million and $4.2 million in 2001, 2000 and 1999,  respectively.  Effective May 29, 2001, the Company entered into an agreement with WHX, whereby WHX agreed not to charge the Company for any pension  expense  through and  including  the earlier of the effective date of a Plan of  Reorganization  and December 31, 2002. See Note A -
Bankruptcy and Reorganization.

OTHER POSTRETIREMENT BENEFITS

            The Company  sponsors  postretirement  benefit plans that cover both management  and  hourly  retirees  and  dependents.  The plans  provide  medical benefits  including  hospital,  physicians'  services and major medical  expense benefits and a life  insurance  benefit.  The hourly  employees'  plans  provide non-contributory basic medical and a supplement to Medicare benefits, and pre-65 major  medical  coverage to which the Company  contributes  50% of the insurance premium  cost.  As a result of the MLA,  major  medical  benefits  are no longer available to post-65  retirees  living in an area where an HMO medicare  plan is available. The management plan provides basic medical and major medical benefits on a non-contributory basis through age 65.

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
The Company funds the plans as current benefit obligations are paid. In 1994 the
Company  began  funding a  qualified  trust in  accordance  with its  collective bargaining agreement.  The 1997 collective bargaining agreement provided for the use of those funds to pay current benefit  obligations and suspended  additional funding until 2002. The MLA suspends additional funding until March 31, 2005.

          The amounts accrued at December 31, included the following components.

                                                                                          POSTRETIREMENT BENEFITS
                                                                                            OTHER THAN PENSIONS
                                                                                ---------------------------------------------
                                                                                           (DOLLARS IN THOUSANDS)
                                                                                       2001                    2000
                                                                                       ----                    ----
Change in benefit obligation:
   Benefit Obligation at beginning of year                                                $276,192                 $ 270,186
   Service cost                                                                              2,180                     2,088
   Interest cost                                                                            20,561                    19,640
   Actuarial (gain) loss                                                                    19,690                     4,705
   Benefits paid                                                                           (20,989)                  (20,427)
   Increase due to Collective Bargaining Agreement                                          10,849                         -
   Transfer of PCC obligation to WHX plan                                                   (1,403)                        -
                                                                                -------------------   -----------------------
   Benefit Obligation at December 31                                                       307,080                   276,192
                                                                                -------------------   -----------------------

                                                                                -------------------   -----------------------
Fair value of plan assets at December 31                                                         -                         -
                                                                                -------------------   -----------------------

   Benefit obligation in excess of plan assets                                            (307,080)                 (276,192)
   Unrecognized prior service credit                                                       (13,963)                  (28,731)
   Unrecognized net actuarial (gain)loss                                                   (53,469)                  (79,934)
                                                                                -------------------   -----------------------
   Net amount recognized at December 31                                                   (374,512)                 (384,857)
                                                                                -------------------   -----------------------

   Amounts recognized in the statement of financial position consist of:
   Liabilities subject  to compromise                                                     (372,071)                 (383,278)
   Accrued benefit liability                                                                (2,441)                   (1,579)
                                                                                -------------------   -----------------------
   Net amount recognized                                                                $ (374,512)               $ (384,857)
                                                                                ===================   =======================

     Net periodic  costs for postretirement benefits other than pensions (principally health care and life insurance) for employees and covered dependents.

                                                                                 Postretirement Benefits
                                                                                   Other Than Pensions
                                                                  ---------------------------------------------------
                                                                         2001              2000              1999
                                                                                  (Dollars in Thousands)
Components of net periodic cost:
   Service cost                                                          $ 2,180          $ 2,088            $ 2,612
   Interest cost                                                          20,561           19,640             18,918
   Expected return on plan assets                                              -                -                 (6)
   Amortization of prior service credit                                   (3,918)          (3,918)            (3,918)
   Recognized actuarial (gain)/loss                                       (4,885)          (7,168)            (3,309)
                                                                  ---------------    -------------   ----------------
   Total                                                                $ 13,938         $ 10,642           $ 14,297
                                                                  ===============    =============   ================

            The  discount  rate  and  rate of  medical  cost  increases  used in determining the benefit obligations were as follows.

                                                              Postretirement Benefits
                                                                Other Than Pensions
                                                      -------------------------------------
                                                            2001                    2000
                                                              (Dollars in Thousands)

   Discount rate                                           7.25%                   7.75%
   Medical care cost trend rate                             9.5%                    8.5%

            For measurement  purposes,  medical costs are assumed to increase at annual rates as stated  above and decline  gradually to 5.0% in 2007 and beyond.
The health care cost trend rate assumption has a significant effect on the costs and obligation  reported. A 1% increase in the health care cost trend rate would result  in  approximate  increases  in the  accumulated  postretirement  benefit obligation of $26.0 million and net periodic benefit cost of $4.3 million.  A 1%
decrease  in the  health  care cost  trend  rate  would  result  in  approximate decreases in the accumulated  postretirement benefit obligation of $23.1 million and net periodic benefit cost of $4.3 million.

401-K PLAN

            Effective  January  1,  1994 the  Company  began  matching  salaried employee  contributions  to the 401(k) plan with shares of WHX's  Common  Stock.
Until   November  30,  2000,   the  Company   matched  50%  of  the   employee's
contributions.  The employer  contribution  was limited to a maximum of 3% of an employee's  salary. As of November 30, 2000, the Company terminated the employer matching  contribution  benefit. At December 31, 2001, 2000 and 1999, the 401(k)
plan held 542,965 shares, 638,902 shares and 368,225 shares of WHX Common Stock,
respectively.   Costs   incurred   for   matching   contributions   amounted  to
approximately $1 million in each of 2000 and 1999.

  POSTEMPLOYMENT BENEFITS

            The Company provides benefits to former or inactive  employees after
employment  but  before  retirement.   Those  benefits  include,  among  others,
disability,  severance and workers' compensation. The assumed discount rate used to measure  the  benefit  liability  was 7.0% at  December  31, 2001 and 7.7% at
December 31, 2000. At December 31, 2001,  liabilities  of $0.4 million and $14.4 million were included in Other  Employee  Benefit  Liabilities  and  Liabilities
Subject to Compromise - Other  Liabilities,  respectively.  At December 31, 2000 this  liability  was $13.1  million and was included in  Liabilities  Subject to
Compromise - Other Liabilities.

COAL INDUSTRY RETIREE HEALTH BENEFIT ACT

            The Coal  Industry  Retiree  Health  Benefit Act of 1992 ("the Act")
created a new United Mine  Workers of America  postretirement  medical and death benefit  plan to replace  two  existing  plans which had  developed  significant deficits. The Act assigns companies the remaining benefit obligations for former employees and  beneficiaries,  and a pro rata allocation of benefits  related to unassigned  beneficiaries  (orphans).  The  Company's  obligation  under the Act relates to its previous ownership of coal mining operations.

            At  December  31,  2001,  the   actuarially   determined   liability
discounted  at 7.25%  covering 386  assigned  retirees  and  dependents  and 174 orphans,  totaled $9.8 million. At December 31, 2000, the actuarially determined liability  discounted at 7.75% covering 421 assigned retirees and dependents and
168 orphans,  totaled $9.4 million. Such liabilities are included in Liabilities
- Subject to Compromise.  In conjunction with the Chapter 11 filing, the Company is involved in disputes over the extent of its liabilities under the Act.

NOTE E--INCOME TAXES

The  provision  (benefit)  for income  taxes for the years  ended  December  31, consisted of the following:

                                                                 Year ended December 31,
                                              ------------------------------------------------------------
                                                    2001                   2000                  1999
                                                                 (Dollars in thousands)

Current
   Federal tax provision (benefit)                        $ -                    $ -             $ (1,188)
   State tax provision                                     17                     82                  118
                                              ----------------     ------------------     ----------------
Total income taxes current                                 17                     82               (1,070)

Deferred
   Federal tax provision (benefit)                          -                 90,010              (19,653)

                                              ----------------     ------------------     ----------------
Income tax provision (benefit)                           $ 17               $ 90,092            $ (20,723)
                                              ================     ==================     ================

            Total  federal and state  income  taxes paid in 2001,  2000 and 1999 were $0.1 million, $0.2 million and $0.3 million, respectively.

            The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S.  statutory federal income tax rate of
35% to pretax income as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------------
                                                          2001                        2000                        1999
                                                          ----                        ----                        ----
                                                                             (DOLLARS IN THOUSANDS)

    Loss before taxes                                          (172,197)                   (128,095)                    (55,208)
                                                    ====================     =======================     =======================

Tax provision (benefit) at statutory rate                       (60,269)                    (44,833)                    (19,323)
Increase (reduction) in tax due to:
   Percentage depletion                                               -                        (242)                       (530)
   Equity earnings                                                 (388)                       (447)                       (844)
   State income tax net of federal effect                            11                          53                          77
   Change in valuation allowance                                 60,588                     149,681                        (428)
   Settlement of prior years taxes                                    -                     (23,895)                          -
   Other miscellaneous                                               75                       9,775                         325
                                                    --------------------     -----------------------     -----------------------
Tax provision (benefit)                                              17                      90,092                     (20,723)
                                                    ====================     =======================     =======================

            The  composition of deferred  income tax assets and  liabilities are shown in the following table:

                                                                                             DECEMBER 31,
                                                                        ---------------------------------------------------
                                                                                 2001                        2000
                                                                                 ----                        ----
                                                                                       (DOLLLARS IN MILLIONS)

ASSETS

Postretirement and postemployment employee benefits                                    $ 133.6                     $ 136.3
Operating loss carryforward (expiring in 2005 to 2021)                                   212.8                       144.7
Minimum tax credit carryforwards (indefinite carryforward)                                18.2                        18.2
Provision for expenses and losses                                                         17.5                        18.2
Leasing activities                                                                        15.5                        18.1
State income taxes                                                                         1.2                         1.3
Miscellaneous other                                                                        2.3                         4.8
                                                                        -----------------------     -----------------------
     Deferred tax assets                                                               $ 401.1                     $ 341.6
                                                                        -----------------------     -----------------------

LIABILITIES

Property, plant and equipment                                                           (125.7)                     (135.0)
Inventory                                                                                (32.0)                      (34.5)
State income taxes                                                                        (0.9)                       (0.9)
Miscellaneous other                                                                       (0.9)                       (0.9)
                                                                        -----------------------     -----------------------
     Deferred tax liability                                                             (159.5)                     (171.3)
Valuation allowance                                                                     (241.6)                     (170.3)
                                                                        -----------------------     -----------------------
Deferred income tax asset--net                                                             $ -                         $ -
                                                                        =======================     =======================

            On November 16, 2000,  the Company filed for relief under Chapter 11 of the United  States  Bankruptcy  Code. In general,  the Internal  Revenue Code permits debt forgiveness in such cases to be excluded from income.  However,  to the extent that income is not recognized,  certain future tax attributes must be reduced by the amount of the  excluded  income.  Accordingly,  a full  valuation allowance was recorded against the Company's net deferred tax assets in 2000 due to uncertainties surrounding future realization and the expectation that certain tax attributes previously recorded - namely net operating losses and tax credits
- will not be  utilized.  In  2001,  the  valuation  allowance  reflected  a net increase  in the amount of $71.3  million  largely  due to the  increase  in net operating losses for which uncertainty exists as to their realizability.

            During 2000, certain  transactions  between WPC and WHX were entered into by the parties with the understanding  that the tax sharing agreement would not apply.  This had the effect of using $24.9 million of WPC  operating  losses for which the Company  derived no benefit.  Effective  January 1, 2001,  the tax sharing agreement was terminated.

            During 1994, the Company  experienced an ownership change as defined by  Section  382 of the  Internal  Revenue  Code.  As a  result  of this  event, pre-change  of  control  net  operating  losses  that  can  be  used  to  offset post-change  of control  pre-tax income will be limited to  approximately  $32.0 million.  Post-change  of  control  net  operating  losses do not have an annual offset limitation.

            The  statute of  limitations  has expired  for years  through  1994.
Federal tax returns have been examined by the Internal  Revenue  Service ("IRS")
through 1997.  Management  believes it has adequately  provided for all taxes on income.

NOTE F--INVENTORIES

                                                                           DECEMBER 31,
                                                    --------------------------------------------------
                                                             2001                       2000
                                                             ----                       ----
                                                                 (DOLLARS IN THOUSANDS)

Finished products                                                 $ 40,295                   $ 42,115
In-process                                                          89,762                    106,241
Raw materials                                                       19,303                     38,626
Other materials and supplies                                        18,515                     23,202
                                                    -----------------------     ----------------------
                                                                   167,875                    210,184
LIFO reserve                                                         5,242                        982
                                                    -----------------------     ----------------------
                                                                 $ 173,117                  $ 211,166
                                                    =======================     ======================

            During  2001,  2000 and  1999,  certain  inventory  quantities  were reduced,  resulting in  liquidations  of LIFO  inventories,  the effect of which increased  income by  approximately  $4.8 million in 2001,  increased  income by approximately  $3.4 million in 2000 and increased income by  approximately  $0.2 million in 1999.

NOTE G--PROPERTY, PLANT AND EQUIPMENT

                                                                              December 31,
                                                             -------------------------------------------
                                                                   2001                        2000
                                                                        (Dollars in thousands)

Land and mineral properties                                             $ 19,751               $ 24,909
Buildings, machinery and equipment                                     1,178,707              1,166,615
Construction in progress                                                  44,355                 62,130
                                                             --------------------     ------------------
                                                                       1,242,813              1,253,654
Less accumulated depreciation and amortization                           648,925                587,200
                                                             --------------------     ------------------
                                                                       $ 593,888              $ 666,454
                                                             ====================     ==================

            The Company  utilizes the  modified  units of  production  method of depreciation which recognizes that the depreciation of steelmaking  machinery is related to the physical  wear of the  equipment  as well as a time  factor.  The modified  units of production  method  provides for straight  line  depreciation charges modified (adjusted) by the level of raw steel production.  In 2001, 2000 and 1999  depreciation  under the modified  units of production  method was $6.6 million or 12.1% less,  $1.7 million or 2.8% less and $0.7 million or 1.3% more, respectively, than straight line depreciation.

            As of December 31, 2001 and 2000, the Company had two capital leases in the amount of $7.1 million which were classified as Other Debt in Liabilities
Subject to Compromise.

NOTE H--LIABILITIES SUBJECT TO COMPROMISE AND PRE-PETITION LONG TERM DEBT

            The principal categories of claims classified as liabilities subject to compromise  under  reorganization  proceedings  are identified  below.  These liabilities include substantially all the current and non-current liabilities of the Company as of November 16, 2000, the date the Chapter 11 petition was filed.
As discussed further in Note A, these liabilities including the maturity of debt obligations are stayed during the Chapter 11 cases.  Certain of the pre-petition liabilities  are secured by liens on the  Company's  property.  Parties  holding secured claims may request maintenance payments during the reorganization period should the value of liened property  decline.  Additional  bankruptcy claims and
pre-petition   liabilities  may  arise  by  reason  of  termination  of  various contractual  obligations and as certain  contingent  and/or disputed  bankruptcy claims are settled  which may  materially  exceed the amounts  shown below.  All amounts below may be subject to future adjustment  depending on Bankruptcy Court action,  further  developments with respect to disputed claims, or other events.
Liabilities subject to compromise are summarized as follows.

                                                                                                     DECEMBER 31,
                                                                                              2001             2000
                                                                                              ----             ----
                                                                                              (DOLLARS IN THOUSANDS)
Other federal, state and local taxes                                                         $ 3,573           $ 6,109
Debt, see table below                                                                        356,384           356,885
Interest accrued through November 16, 2000                                                    13,738            13,773
Unfunded provisions related to retiree medical benefits (see Note D)                         372,071           383,278
Trade payables                                                                               131,391           143,643
Other liabilities                                                                             37,961            38,494
                                                                                        -------------    --------------
     Total liabilities subject to compromise recorded at December 31:                       $915,118          $942,182
                                                                                        =============    ==============

            Debt included in  liabilities  subject to compromise at December 31,
2001 and 2000 is summarized below:

                                                                            DECEMBER 31,
                                                                   2001                      2000
                                                                   ----                      ----
                                                                       (DOLLARS IN THOUSANDS)

Senior Unsecured Notes due 2007, 9 1/4%                              $ 274,266                 $ 274,266
Term Loan Agreement due 2006, floating rate                             75,000                    75,000
Other                                                                    7,118                     7,619
                                                             ------------------     ---------------------
          Total Long-Term Debt(1)                                    $ 356,384                 $ 356,885
                                                             ==================     =====================

(1)         The fair value of  long-term  debt at  December  31,  2000 was $92.9 million. Fair value of long-term debt was estimated based on trading in the public  market.  No estimate of fair value is  available  for
            December 31, 2001.

            As a  result  of  the  bankruptcy  filing,  principal  and  interest payments may not be made on pre-petition debt without  Bankruptcy Court approval or until a reorganization  plan defining the repayment terms has been confirmed.
The total interest on pre-petition debt that was not paid or charged to earnings for the period from  November 17, 2000 to December 31, 2000 was $4.1 million and for the year ended  December 31, 2001 was $31.6  million.  Such  interest is not being  accrued  since it is not  probable  that it will be treated as an allowed claim.  The  Bankruptcy  Code generally  disallows the payment of  post-petition interest with respect to unsecured pre-petition claims.

9 1/4% SENIOR NOTES DUE 2007 AND TERM LOAN:

            On  November  26, 1997 the Company  issued  $275  million  principal amount of 9 1/4% Senior  Notes.  Interest on the 9 1/4% Senior  Notes is payable semi-annually on May 15 and November 15 of each year. The Senior Notes mature on
November 15, 2007.  The 9 1/4% Senior Notes were  exchanged for identical  notes which were issued pursuant to an exchange offer  registered under the Securities
Act of 1933, as amended.  The 9 1/4% Senior Notes are unsecured  obligations  of the  Company,  ranking  senior in right of  payment to all  existing  and future subordinated  indebtedness of the Company,  and pari passu with all existing and future senior unsecured indebtedness of the Company,  including borrowings under the Term Loan Agreement.  The 9 1/4% Senior Notes are fully and  unconditionally guaranteed  on a joint and several  and senior  basis by the  guarantors,  which consist of the Company's present and future operating subsidiaries.

            On  November  26,  1997 the  Company  entered  into  the  Term  Loan
Agreement with DLJ Capital Funding Inc., as syndication  agent pursuant to which it borrowed $75 million. The Company's obligations under the Term Loan Agreement are guaranteed by its present and future operating subsidiaries.

            The Company is in default of its  obligations  with respect to the 9
1/4 % Senior  Notes and the Term Loan  Agreement  by  virtue of the  Chapter  11 filings and failures to pay interest when due.

NOTE I--LONG TERM DEBT

                                                                DECEMBER 31,
                                                           --------------------------------------------------
                                                                    2001                       2000
                                                                    ----                       ----
                                                                        (DOLLARS IN THOUSANDS)

Term Loan - DIP Credit Facility (See Note A)                             $ 34,401                   $ 35,091
WHX Loan                                                                    5,000                          -
Other                                                                         943                          -
                                                           -----------------------     ----------------------
                                                                           40,344                     35,091
Less portion due within one year                                           40,344                          -
                                                           -----------------------     ----------------------
Long-Term Debt                                                                $ -                   $ 35,091
                                                           =======================     ======================

            Pursuant to a memorandum of  understanding  (MOU), WHX provided $5.0 million in secured  loans to the  Company  during the fourth  quarter of 2001 to increase liquidity and sustain continued operations.  The loans bear interest at the rate of 6% per annum and will mature on the  earlier of (a) the  substantial consummation  of a Plan of  Reorganization,  (b)  termination of the MOU, or (c)
December 31, 2002.

INTEREST COST

            Aggregate interest costs on debt and amounts  capitalized during the three years ended December 31, 2001, are as follows:

                                                                2001                      2000                    1999
                                                                ----                      ----                    ----
                                                                   (DOLLARS IN THOUSANDS)

Aggregate interest expense on long-term debt                         $ 21,611                $ 42,467                  $ 40,965
Less:  Capitalized interest                                             4,163                   6,498                     3,034
                                                        ----------------------     -------------------   -----------------------
Interest expense                                                     $ 17,448                $ 35,969                  $ 37,931
                                                        ======================     ===================   =======================
Interest Paid                                                        $ 15,905                $ 29,049                  $ 40,485
                                                        ======================     ===================   =======================

NOTE J--STOCKHOLDER'S EQUITY

         Changes in capital accounts are as follows:
                                                                                        ACCUMULATED             CAPITAL IN
                                         COMMON STOCK                                    EARNINGS              EXCESS OF PAR
                                           SHARES                 AMOUNT                (DEFICIT)                 VALUE
                                    ---------------------   -------------------    --------------------   ----------------------
                                              (DOLLARS IN THOUSANDS)

Balance January 1, 1999                              100                    $0              $ (163,856)               $ 335,138
Net loss                                               -  #                  -                 (34,485)                       -
                                    ---------------------   -------------------    --------------------   ----------------------
Balance December 31, 1999                            100                     0                (198,341)                 335,138
Net loss                                               -                     -                (218,187)                       -
                                    ---------------------   -------------------    --------------------   ----------------------
Balance December 31, 2000                            100                     0                (416,528)                 335,138
Net loss                                               -                     -                (172,214)                       -
                                    ---------------------   -------------------    --------------------   ----------------------
Balance December 31, 2001                            100                    $0              $ (588,742)               $ 335,138
                                    =====================   ===================    ====================   ======================

NOTE K--RELATED PARTY TRANSACTIONS

            The  Chairman  of  the  Board  of  WHX is  the  President  and  sole shareholder  of WPN Corp.  Pursuant to a  management  agreement  effective as of
January  3, 1991,  as  amended,  approved  by a  majority  of the  disinterested directors of WHX, WPN Corp. provided certain financial,  management advisory and
consulting   services   to  WPC.   Such   services   included,   among   others,
identification,  evaluation and  negotiation of acquisitions  and  divestitures, responsibility  for financing  matters,  review of annual and quarterly budgets, supervision and administration,  as appropriate,  of all of WPC's accounting and financial  functions and review and supervision of reporting  obligations  under
Federal and state  securities  laws.  In exchange for such  services,  WPN Corp.
received a fixed  monthly fee from the  Company of  $208,333  for nine months in
2000,  and  twelve  months in 1999 from the  Company.  On January  17,  2001 the
Company  notified  WHX that the  Company  had not  received  services  under the agreement  since  September 30, 2000 and would no longer  participate  under the management agreement.

            The  Company  regularly  sells  steel  product to  Unimast  and PCC, subsidiaries of WHX at prevailing market prices. During 2001, 2000 and 1999, the
Company shipped $2.2 million,  $13.2 million and $48.4 million,  respectively of steel product to Unimast. During 2001, the Company shipped $7.0 million of steel product to PCC.  Amounts due the Company  from  Unimast at December 31, 2001 and
2000 were $0.1 million and $2.4 million,  respectively.  Amounts due the Company from PCC at December  31, 2001 were $0.5  million.  WHX  provided  funds for the purchase of natural gas during  2001.  At December 31, 2001 the Company owed WHX approximately $3.4 million for gas purchased.

NOTE L--COMMITMENTS AND CONTINGENCIES

  ENVIRONMENTAL MATTERS

            The Company,  as are other industrial  manufacturers,  is subject to increasingly  stringent standards relating to the protection of the environment.
In order to  facilitate  compliance  with  these  environmental  standards,  the
Company has incurred  capital  expenditures for  environmental  control projects aggregating  $0.8  million,  $3.4 million and $7.7 million for 2001,  2000,  and
1999, respectively.  The Company has previously projected spending approximately
$19.5  million  in the  aggregate  on major  environmental  compliance  projects through the year 2004,  estimated to be spent as follows:  $9.7 million in 2002,
$6.1 million in 2003 and $3.7 million in 2004.  However,  due to the possibility of unanticipated factual or regulatory  developments and in light of limitations imposed  by the  pending  Chapter  11 cases,  the  amount  and  timing of future expenditures may vary substantially from such estimates.

            In addition,  the  treatment  of  environmental  liabilities  in the pending  Chapter 11 cases may differ  depending on whether such  liabilities are determined to be pre-petition or post-petition liabilities of the Debtors. It is not possible or appropriate to predict how environmental  liabilities ultimately may be  classified  in the Debtors'  Chapter 11 cases,  and the Debtors have not attempted to distinguish between pre-petition and post-petition liabilities.

            The Company has been identified as a potentially  responsible  party under the Comprehensive  Environmental Response,  Compensation and Liability Act
("Superfund")  or similar state statutes at several waste sites.  The Company is subject to joint and  several  liability  imposed by  Superfund  on  potentially responsible parties. Due to the technical and regulatory  complexity of remedial activities and the difficulties attendant to identifying potentially responsible parties and  allocating  or  determining  liability  among them,  the Company is unable to reasonably  estimate the ultimate cost of  compliance  with  Superfund laws. The Company believes, based upon information currently available, that the
Company's  liability for clean up and  remediation  costs in connection with the
Buckeye  Reclamation  Landfill will be between $1.5 million and $2.0 million. At five other sites (MIDC Glassport,  Tex-Tin,  Breslube Penn, Four County Landfill
and Beazer) the Company estimates costs to aggregate approximately $500,000.

            Non-current accrued environmental  liabilities totaled $19.0 million at December 31, 2001 and $17.1 million at December 31, 2000. These accruals were determined by the Company based on all available information. As new information becomes available, including information provided by third parties, and changing laws and  regulations,  the liabilities  are reviewed and the accruals  adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for its present environmental obligations.

            Based upon information currently available,  including the Company's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated  with  Federal and state  agencies and  information  available to the
Company on pending judicial and administrative proceedings, the Company does not
expect  its  environmental   compliance  costs,   including  the  incurrence  of
additional  fines  and  penalties,  if any,  relating  to the  operation  of its facilities,  to have a material  adverse  effect on the results of operations of the Company or on its ability to  reorganize.  However,  as further  information comes  into  the  Company's  possession,  it  will  continue  to  reassess  such evaluations.

NOTE M--OTHER INCOME

                                                                                 DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                          2001                     2000                    1999
                                                          ----                     ----                    ----
                                                                            (DOLLARS IN THOUSANDS)

Interest and investment income                                    $ 973                $ 1,531                   $ 1,584
Equity income                                                     1,274                  1,810                     3,358
Receivables securitization fees                                       -                 (6,887)                   (5,876)
Other, net                                                       (1,896)                   531                     1,252
                                                  ----------------------    -------------------   -----------------------
                                                                  $ 351               $ (3,015)                    $ 318
                                                  ======================    ===================   =======================

NOTE N--REORGANIZATION ITEMS

            Reorganization  expenses are  comprised of items of income,  expense and loss  that were  realized  or  incurred  by the  Company  as a result of its decision to reorganize under Chapter 11 of the Bankruptcy  Code.  Reorganization professional  fee expense and cash  payments  related to  continuing  operations during  2001 and 2000 were  $14.2  million  and $13.9  million  in 2001 and $4.1 million and $2.6 million for 2000, respectively.

            Other reorganization income (expense) items are summarized below:

                                                                                 DECEMBER 31,
                                                                 ---------------------------------------------
                                                                        2001                    2000
                                                                        ----                    ----
                                                                            (DOLLARS IN THOUSANDS)

Gain (loss) on sale or disposal of assets                                    $ (936)                      $ -
Gain from sale of PCC assets                                                  9,818                         -
Gain on settlement of intercompany accounts                                     367                         -
Write-off of deferred financing costs related to
     pre-petition credit and securitization agreements                            -                    (2,592)
                                                                 -------------------   -----------------------
                                                                            $ 9,249                  $ (2,592)
                                                                 ===================   =======================

NOTE O--SALE OF RECEIVABLES

            In 1994, a special purpose  wholly-owned  subsidiary of WPSC entered into an agreement to sell an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC and two of the Company's  subsidiaries:
Wheeling Construction Products, Inc. and PCC (the Receivables Facility). In 1995
WPSC entered into an agreement to include the  receivables  generated by Unimast
Incorporated  ("Unimast"),  a  wholly-owned  subsidiary  of WHX,  in the pool of accounts  receivable  sold. In May 1999, the  Receivables  Facility was extended through May 2003 and increased to $100 million on a revolving  basis.  Effective
June of 1999, Unimast withdrew from participation in the facility. In June 2000, the Company amended the agreement to increase the program limit to $115 million.
On September 22, 2000,  the Company  amended its agreement to reduce the program limit to $105 million, to waive an Early Amortization Event through December 20,
2000 and to increase  certain  fees  associated  with the  agreement  during the waiver period.  The Early Amortization Event was caused by a reduction in rating by Standard & Poors on the  long-term  Senior  Unsecured  debt.  On November 17,
2000,  the  Receivables  Facility was  terminated  and funds from the DIP Credit
Facility  were  used
                                       111

to repurchase all  receivables  held by the Receivables  Facility.  Fees paid by
WPSC under this Receivables  Facility were based upon variable rates that ranged from 5.91% to 9.62%.

NOTE P--INFORMATION ON SIGNIFICANT JOINT VENTURES

            The Company owns 35.7% of Wheeling-Nisshin.  Wheeling-Nisshin had no debt outstanding at December 31, 2001 and December 31, 2000. The Company derived
approximately   14.6%  and  10.9%  of  its  revenues   from  sale  of  steel  to
Wheeling-Nisshin in 2001 and 2000, respectively.  The Company received dividends of $3.8 million from  Wheeling-Nisshin in 2001 and 2000. Amounts due the Company
at December 31, 2001 totaled $1.4 million.

            The Company owns 50% of Ohio Coatings  Company (OCC).  OCC had total debt  outstanding at December 31, 2001 and 2000 of  approximately  $48.2 million and $50.0 million,  respectively.  Of the debt outstanding at December 31, 2001, the Company is  obligated  to pay $12.1  million in the event of default by OCC.
The Company  derived  approximately  9.8% and 9.2% of its revenues  from sale of steel to OCC in 2001 and 2000, respectively. Amounts due the Company at December
31, 2001 totaled $31.9 million, including an advance of $12.4 million.

NOTE Q--SUMMARIZED COMBINED FINANCIAL INFORMATION OF THE SUBSIDIARY GUARANTORS OF THE 9"% SENIOR NOTES

                                                                                YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                                 2001                 2000                1999
                                                                 ----                 ----                ----
                                                                           (DOLLARS IN THOUSANDS)
Income Data
     Net sales                                                  $ 835,640           $ 1,119,031            $ 1,117,744
     Cost of products sold, excluding depreciation                865,613             1,053,185                993,499
     Depreciation                                                  72,551                78,859                 77,724
     Selling, administrative and general expense                   46,977                67,891                 63,201
     Reorganization and professional fee expense                   14,200                 4,140                      -
                                                          ----------------     -----------------     ------------------
     Operating loss                                              (163,701)              (85,044)               (16,680)
     Reorganization income (expense)                                7,978                (2,592)                     -
     Interest expense                                             (20,462)              (31,090)               (32,542)
     Other income (loss)                                            1,551                (6,006)                (4,470)
                                                          ----------------     -----------------     ------------------

     Income (loss) before tax                                    (174,634)             (124,732)               (53,692)
     Tax provision (benefit)                                       (1,603)               77,093                (20,183)
                                                          ----------------     -----------------     ------------------
     Net income (loss)                                         $ (173,031)           $ (201,825)             $ (33,509)
                                                          ================     =================     ==================

                                                                                          YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------------
                                                                                      2001                        2000
                                                                                      ----                        ----
                                                                                           (DOLLARS IN THOUSANDS)
Balance Sheet Data
Assets
     Current assets                                                                       $ 295,775                   $ 375,520
     Non-current assets                                                                     624,974                     699,463
                                                                             -----------------------     -----------------------
Total assets                                                                              $ 920,749                 $ 1,074,983
                                                                             =======================     =======================
Liabilities and stockholder's equity (deficit)
     Current liabilities                                                                  $ 296,225                   $ 254,575
     Non-current liabilities                                                                909,723                     926,840
     Stockholder's equity (deficit)                                                        (285,199)                   (106,432)
                                                                             -----------------------     -----------------------
Total liabilities and stockholder's equity (deficit)                                      $ 920,749                 $ 1,074,983
                                                                             =======================     =======================

NOTE R--SUBSEQUENT EVENTS

            To offset operating  losses and provide  additional  liquidity,  the
Company in January 2002,  negotiated additional wage deferrals through March 31,
2002.  The agreement was  contingent on the approval and  completion of loans in the  amount  of $7  million  and $5  million  from the  States  of Ohio and West
Virginia,   respectively.  The  agreement  was  also  contingent  on  additional financial  support from WHX. WHX provided $10 million in cash as prepayment  for steel products to be shipped to steel consuming wholly owned subsidiaries of WHX over the subsequent four months.  The wage and salary deferrals are estimated to reduce cash payments by approximately $5 million through March 31, 2002.

NOTE S--QUARTERLY INFORMATION (UNAUDITED)
 Financial  results by quarter for the two fiscal years ended  December 31, 2001 and 2000 are as follows:

                                                                                NET              EARNINGS
                                                            GROSS              INCOME              (LOSS)
                                       NET SALES            PROFIT             (LOSS)            PER SHARE
                                       ---------            ------             ------            ---------

                                                        (Dollars in thousands)

2001
     1st Quarter                        202,706            (17,115)            (59,986)              *
     2nd Quarter                        207,941            (14,099)            (41,532)
     3rd Quarter                        224,301             (3,104)            (41,180)
     4th Quarter                        200,692              3,893             (29,516)
2000
     1st Quarter                        290,202             39,045              (5,130)              *
     2nd Quarter                        304,796             40,805              33,949
     3rd Quarter                        281,917             18,279             (21,371)
     4th Quarter                        242,116            (33,484)           (225,635)

Earnings  per share are not meaningful because the Company is a wholly-owned subsidiary of WHX.

            In the fourth quarter 2000, the Company adopted EITF 00-10 (See Note
C). As a result, the Company  reclassified  previously  reported  information by increasing  sales  and  cost  of  sales,  with  no  effect  on  income.  Amounts reclassified in the first, second and third quarters of 2000 were $10.6 million,
$11.1 million and $9.4 million, respectively.

