Form 10-K/A
period 2001-12-31
WHX CORP
filed 2002-04-30
CIK 106618

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

                          Commission file number 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                    3-3768097
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          110 East 59th Street                                10022
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

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  Registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. / /

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

                   Documents Incorporated by Reference: None.

Item 10.       Directors and Executive Officers of the Registrant

            The Company's  Certificate of  Incorporation  and Bylaws provide for the classification of the Board of Directors into three classes. The term of the three Class III Directors  expires at the 2002 Annual Meeting of Stockholders of the  Company,  the term of the two Class I Directors  expires at the 2003 Annual
Meeting  of  Stockholders  of the  Company  and the  term of the  two  Class  II
Directors expires at the 2004 Annual Meeting of Stockholders of the Company.

            The following sets for certain  information  concerning them are set forth with respect to the Directors of the Company:

                                                                                    Principal Occupation               First Year
                                            Class of                              for the Past Five Years               Became
Name                                        Director         and Current Public Directorships                 Age    a Director(1)
----                                        --------         --------------------------------                 ---    -------------
Neil D. Arnold                                III         Director and Vice Chairman of the Board.            53          1992
                                                          Officer   of  WPN  Corp.,   a   financial
                                                          consulting  company,  since  August 2001.
                                                          Private  Investor  since May 1999.  Group
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

Robert A. Davidow                             III         Director.  Private investor since January           60          1992
                                                          1990.  Director of Arden  Group,  Inc., a
                                                          supermarket holding company.

William Goldsmith                              I          Director.  Management and Marketing                 83          1987
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
                                                          Chief Executive  Officer of Overspin Golf
                                                          Corp.  from  1993 to 1997.  Chairman  and
                                                          Chief  Executive  Officer  of Fiber  Fuel
                                                          International,  Inc.,  from 1994 to 1997.
                                                          Life    Trustee   to   Carnegie    Mellon
                                                          University since 1980.

Ronald LaBow                                  III         Chairman of the Board.  President of                66          1991
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
                                                          consulting company.

Robert D. LeBlanc                              I          Director.  Executive Vice President of the          52          1999
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

Marvin L. Olshan                               II         Director.  Secretary of the Company since           74          1991
                                                          1991.  Partner,   Olshan  Grundman  Frome
                                                          Rosenzweig & Wolosky LLP, since 1956.

Raymond S. Troubh                              II         Director.  Financial Consultant for in              76          1992
                                                          excess of past five years.  Mr. Troubh is
                                                          also a director of ARIAD Pharmaceuticals,
                                                          Inc.,  Diamond Offshore  Drilling,  Inc.,
                                                          Enron Corp.,  General American  Investors
                                                          Company, Gentiva Health Services, Inc., a
                                                          health  services  business,  Health  Net,
                                                          Inc.,  a  managed  health  care  company,
                                                          Hercules Incorporated,  Starwood Hotels &
                                                          Resorts,  and Triarc  Companies,  Inc., a
                                                          holding  company.  Trustee  of  Corporate
                                                          Renaissance  Group   Liquidating   Trust,
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

            On July 13, 2001,  directors William Goldsmith and Raymond S. Troubh received options to purchase 30,000 shares of Common Stock,  directors Robert A.
Davidow  and Marvin L. Olshan  received  options to  purchase  35,000  shares of
Common  Stock,  and  directors  Robert D.  LeBlanc and Neil D.  Arnold  received options to purchase 160,000 shares of Common Stock. 33.33% of these options vest on the date of  grant,  33.33% on the first  anniversary  of the grant  date and
33.34% on the second anniversary of the grant date.

            Pursuant to a management  agreement effective as of January 3, 1991, as amended (the "Management Agreement"), approved by a majority of the Company's disinterested  directors, WPN Corp. ("WPN"), of which Ronald LaBow, the Chairman of the  Board  of the  Company,  is the  sole  stockholder  and an  officer  and director,  provides financial,  management,  advisory and consulting services to
the  Company,   subject  to  the   supervision  and  control  of  the  Company's
disinterested  directors.  The  Management  Agreement has a two-year term and is renewable  automatically for successive  two-year periods,  unless terminated by either  party upon 60 days'  notice  prior to the  renewal  date.  In 2001,  WPN received a monthly fee of $520,833.33.  WPN Corp. also receives certain benefits from financial  intermediaries which it transacts business with on behalf of the
Company in the form of research  materials and  services,  which are used by WPN

Corp. on behalf of the Company and in connection with its other activities.  For the  fiscal  year  2001,  the  amount of such  reimbursement  was  approximately
$75,000. The Company believes that the cost of obtaining the type and quality of services  rendered by WPN under the  Management  Agreement is no less  favorable than that at which the Company  could  obtain such  services  from  unaffiliated entities.  See "Item 11 -- Executive  Compensation -- Management  Agreement with
WPN."

Section 16(a) Beneficial Ownership Reporting Compliance

            Section  16(a) of the  Securities  Exchange Act of 1934 requires the
Company's  executive  officers and directors,  and persons who  beneficially own more  than ten  percent  (10%) of a  registered  class of the  Company's  equity securities,  to file  reports of  ownership  and changes in  ownership  with the
Securities and Exchange Commission. In addition, under Section 16(a), trusts for which a reporting  person is a trustee and a beneficiary  (or for which a member of  his  immediate  family  is a  beneficiary)  may  have a  separate  reporting obligation  with  regard to  ownership  of the  Common  Stock  and other  equity securities of the Company.  Such reporting  persons are required by rules of the
Securities  and  Exchange  Commission  to furnish the Company with copies of all
Section  16(a)  reports  they file.  Based solely upon a review of the copies of such  forms  furnished  to the  Company  and  written  representations  from the
Company's  executive  officers,  directors  and greater  than ten percent  (10%)
beneficial  stockholders,  the  Company  believes  that  during  the year  ended
December 31, 2001, all persons subject to the reporting  requirements of Section
16(a) filed the required  reports on a timely  basis,  except for a Form 5 which was inadvertently filed late by one director.

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

                                  Principal Occupation for the Past
Name                          Five Years and Current Public Directorships         Age
----                          -------------------------------------------         ---
James G. Bradley          Executive Vice President.  President and Chief           57
                          Executive  Officer of WPSC and WPC since  April
                          1998.  President and Chief Operating Officer of
                          Keppel Steel Company from October 1997 to April
                          1998.  Vice  President of WHX from October 1995
                          to     October     1997.     Executive     Vice
                          President-Operations  of WPSC from October 1995
                          to October 1997.

Robert K. Hynes           Vice President--Finance.  Vice President--Finance       47
                          since June 2001.  Vice  President  of H&H since
                          March  2000.  Director  of Audit and  Financial
                          Standards of H&H from April 1995 to March 2000.

Item 11.       Executive Compensation

            Summary  Compensation Table. The following table sets forth, for the fiscal years indicated,  all  compensation  awarded to, paid to or earned by the following  type of executive  officers  for the fiscal years ended  December 31,
1999, 2000 and 2001: (i) individuals who served as, or acted in the capacity of, the Company's principal executive officer for the fiscal year ended December 31,
2001 (Mr. LeBlanc served as the Company's  Principal Executive Officer in 2001);
(ii) the  Company's  other most highly  compensated  executive  officers,  which together with the Principal  Executive  Officer are the most highly  compensated officers of the Company whose salary and bonus exceeded $100,000 with respect to the fiscal  year ended  December  31,  2001 and who were  employed at the end of fiscal year 2001; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive  officer of the Company at the end of fiscal year 2001. Please note that the  executive  officers  identified  in (i),  (ii)  and  (iii)  above  are collectively referred to as the "Named Executive Officers."

                           Summary Compensation Table

                                                                                                 Long Term
     Name and Principal Position                         Annual Compensation                    Compensation
---------------------------------------      ------------------------------------------     -------------------

                                                                         Other Annual             Securities       All Other
                                             Salary          Bonus       Compensation             Underlying      Compensation
                                   Year       ($)           ($)(1)          ($)(2)               Options (#)         ($)(3)
                                 -------    --------     -----------    --------------        ---------------    --------------

Robert D. LeBlanc                  2001     460,000           --             --                    160,000           2,771(4)
Executive Vice President           2000     433,500          175,000         --                      --              2,496(4)
                                   1999     410,774          300,000         --                      --              1,640(4)

James G. Bradley                   2001     385,000           --             --                      --             14,350
Executive Vice President           2000     400,000           --             --                      --             12,350
                                   1999     400,000          125,000         --                      --             10,767
Robert K. Hynes                    2001     174,277           15,000         --                     50,000             716(4)
Vice President-Finance(5)          2000     138,882           55,000         --                     10,000             462(4)
                                   1999     121,164           90,000         --                      --                491(4)

Arnold G. Nance(6)                 2001     214,852           --             --                      --            368,535(7)
                                   2000     364,525           75,000         --                     10,000           8,628(8)
                                   1999     355,654          150,000         --                      --              8,718(9)

---------------------------
(1)         Messrs.  LeBlanc,  Hynes and Nance were granted bonuses  pursuant to the H&H  Management  Incentive  Plan in 2001 and  2000 for  services performed  in the prior year.  Mr.  Hynes was granted a bonus by the
            Company  in 2002 for  services  performed  in the  prior  year.  Mr.
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

(4)         Represents insurance premiums paid by the Company.

(5)         Mr. Hynes'  employment as an officer of the Company  commenced  June
            2001.  Prior to such time,  he was an employee of Handy & Harman,  a subsidiary  of the Company since the Handy & Harman  acquisition  in
            April 1998.

(6)         Mr. Nance's employment with the Company terminated August 1, 2001.

(7)         Represents  insurance  premiums paid by the Company in the amount of
            $1,035  and  a  severance   payment  to  Mr.  Nance   regarding  the
            termination of his employment in the amount of $367,500.

(8)         Includes insurance premiums paid by the Company in 2000 of $928.

(9)         Includes insurance premiums paid by the Company in 1999 of $1,018.

            Option  Grants  Table.   The  following  table  sets  forth  certain
information  regarding  stock option grants made to each of the Named  Executive
Officers during the fiscal year ended December 31, 2001.

                        Option Grants in Last Fiscal Year
                                                                                                    Potential Realizable
                                                                                                      Assumed Value at
                                                                                                    Annual Rates of Stock
                                                                                                    Price Appreciation for
                                             Individual Grants                                            Option Term
                                             -----------------                                            -----------
                                        Number of      % of Total
                                       Securities        Options
                                       Underlying       Granted to       Exercise
                                         Options       Employees in        Price     Expiration
Name                                  Granted (*)(1)   Fiscal Year        ($/Sh)        Date           5%($)          10%($)
----                                  --------------   -------------      ------        ----           -----          ------
Robert D. LeBlanc.....                   160,000          20.65%           $1.63      7/13/11         $164,016      $415,648
Robert K. Hynes.......                    50,000           6.45%           $1.63      7/13/11          $51,255      $129,890

-------------------
(1)   All options were  granted  under the  Company's  2001 Stock Option Plan on
      July 13, 2001.  33.33% of such options vested upon the grant date,  33.33%
      vest on the first  anniversary  of the grant date,  and 33.34% vest on the second anniversary of the grant date.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

            The  following  table  sets  forth  certain  information  concerning unexercised  stock options held by the Named  Executive  Officers as of December
31, 2001.

                               Number of Securities Underlying        Value of Unexercised In-the-
                              Unexercised Options at 2001 Fiscal      Money Options at 2001 Fiscal
                                        Year-End(#)                        Year-End ($)(1)
Name                             Exercisable/Unexercisable            Exercisable/Unexercisable
----                             ------------------------------       -------------------------
Robert D. LeBlanc.........            313,328/106,672                        0/0
James G. Bradley..........               260,000/0                           0/0
Robert K. Hynes...........             29,998/40,002                         0/0
Arnold G. Nance...........                10,000/0                           0/0

-------------------
(1)   On December 31, 2001, the last reported sales price of the Common Stock as reported on the New York Stock Exchange Composite Tape was $1.54.

            Long-Term  Incentive  and  Pension  Plans.  Other than as  described below,  the Company does not have any  long-term  incentive  or defined  benefit pension plans.

            In January  1999,  H&H amended and restated its Long Term  Incentive
Plan  ("LTIP"),  in which the final cycle had been  terminated  on December  31,
1998. The current LTIP is a performance-based  plan pursuant to which executives
of  H&H  earn  the  right  to  receive  awards  based  on  the   achievement  of
pre-established   financial  performance  and  other  goals.  The  amended  LTIP established  overlapping  cycles with each cycle encompassing five fiscal years, commencing  on January 1, 1999.  LTIP  participants  are selected by H&H's Chief
Executive  Officer and the  Compensation  Committee of the Board of Directors of
the Company. Messrs. LeBlanc and Hynes are the only Named Executive Officers who are participants in the Amended and Restated LTIP.

            H&H maintains the Supplemental Executive Retirement Plan ("SERP") to
provide  executive  officers the amount of reduction  in their  formula  pension benefits  under the WHX Pension Plan on account of the  limitation  on pay under
Section  401(a)(17) of the Internal  Revenue Code ("IRC") and the  limitation on benefits  under  Section 415 of the IRC.  The SERP also  applies the WHX Pension
Plan  formula to the  Career  Average  Pay after  including  100  percent of the amounts  received under the Handy & Harman  Management  Incentive Plan.  Amounts
received under the SERP are not subject to Cost of Living increases.

            The following Table shows the projected Annual Retirement  Benefits, payable on the basis of ten years of certain  payments and  thereafter for life, to each of the individuals  listed in the Summary  Compensation  Table at age 65 assuming continuation of employment until age 65. The amounts shown under Salary reflect the current rate of salary as plan compensation for Messrs.  LeBlanc and
Hynes of $460,000 and $200,000,  respectively, and includes the benefits payable under both the WHX Pension Plan and the SERP. The amount of benefits shown under
Bonus would be payable under the SERP and assumes  continuation of the amount of
Bonus received on average over the prior 3 fiscal years.

                           Executive Pension Benefits

                        Normal Retirement                        Annual Retirement Benefits From:
Name                       Date (NRD)         Service at NRD      Salary      Bonus      Total
----                       ----------         --------------      ------      -----      -----
R.D. LeBlanc             July 1, 2014         17 yrs. 8 mos.     $155,708   $ 57,648    $213,556
R. K. Hynes              Sept. 1, 2019        30 yrs. 1 mos.      $91,823    $27,476    $119,299

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

            Deferred  Compensation  Agreements.  Except as described in the next paragraph with respect to the employment agreements of Messrs. LeBlanc,  Bradley and Hynes,  no plan or  arrangement  exists which results in  compensation  to a
Named  Executive  Officer  in excess of  $100,000  upon  such  officer's  future termination of employment or upon a change-of-control.

            Employment  Agreements.  Mr. Robert D. LeBlanc became Executive Vice
President of the Company pursuant to a three-year  employment agreement dated as of April 7,  1998,  which is  automatically  extended  for  successive  two-year periods unless earlier terminated  pursuant to the provisions of such agreement.
The  agreement  provides  for an annual  salary to Mr.  LeBlanc  of no less than
$400,000 and an annual bonus to be awarded at the Company's sole discretion. Mr.
LeBlanc was granted a bonus of $175,000 in 2001 for services  performed in 2000.
Mr.  LeBlanc was not granted a bonus in 2002 for services  performed in 2001. In the event that Mr. LeBlanc's  employment is terminated by the Company other than with cause,  he will receive a payment of two year's  salary at the highest rate in effect for the  twelve  preceding  months  plus two times his  average  bonus during the last three preceding years.

            Mr. James G. Bradley became President and Chief Executive Officer of
WPSC and  Executive  Vice  President  of the Company  pursuant  to a  three-year employment agreement dated as of April 23, 1998, which is automatically extended for successive  three-year  periods unless  earlier  terminated  pursuant to the provisions of such agreement. The agreement provides for an annual salary to Mr.
Bradley of  $400,000  and an annual  bonus to be awarded at the  Company's  sole discretion.  Mr.  Bradley was not granted  bonuses in 2002 and 2001 for services performed  in 2001 and  2000.  In the event  that Mr.  Bradley's  employment  is terminated  by the Company  other than with cause,  he will receive a payment of
$1,200,000.

            Mr.  Robert K. Hynes  became Vice  President-Finance  of the Company pursuant to a one-year  employment  agreement dated July 1, 2001,  which will be automatically extended for successive one-year periods unless earlier terminated pursuant to the  provisions of such  agreement.  The  agreement  provides for an annual  salary to Mr.  Hynes of no less than  $200,000 and an annual bonus to be awarded at the  Company's  sole  discretion.  Mr.  Hynes was  granted a bonus of
$15,000 in 2002 for  services  performed in 2001.  In the event that Mr.  Hynes'
employment is terminated by the Company other than with cause, he will receive a payment of one year's base  salary at the highest  rate in effect for the twelve preceding months plus bonus plan and compensation accrued.

            Report on Repricing of Options.  None of the stock  options  granted under any of the Company's plans were repriced in the fiscal year ended 2001.

            Compensation Committee Interlock and Insider Participation.  Messrs.
Davidow,  Goldsmith  and  Olshan  each  served as a member  of the  Compensation
Committee  of the Board of Directors  during the fiscal year ended  December 31,
2001. Mr. Olshan is a member of Olshan Grundman Frome  Rosenzweig & Wolosky LLP, which the Company has retained as outside  general  counsel  since January 1991.
The Company  has paid such firm  approximately  $695,000  during the fiscal year ended December 31, 2001.

            Management  Agreement  with WPN  Corp.  Pursuant  to the  Management
Agreement, approved by a majority of the Company's disinterested directors, WPN, of which Ronald  LaBow,  the  Chairman of the Board of the Company,  is the sole stockholder  and  an  officer  and  director,  provides  financial,  management, advisory and consulting services to the Company,  subject to the supervision and control of the disinterested  directors.  Such services  include,  among others, identification,  evaluation and negotiation of acquisitions,  responsibility for financing  matters,  review of annual and  quarterly  budgets,  supervision  and administration,  as appropriate,  of all the Company's  accounting and financial functions  and review and  supervision  of the Company's  reporting  obligations under Federal and state  securities  laws. For fiscal year 2001,  2000 and 1999,
WPN  received a monthly fee of  $520,833.33.  In  addition,  in October 1999 the
Board of Directors also awarded a $3,280,000  bonus to WPN in recognition of the extraordinary  returns  earned by WPN on behalf of the Company in its management of the Company's  cash and  marketable  securities.  In August 1997, the Company granted WPN options to acquire  1,000,000  shares of Common Stock.  Such options are held by WPN as  nominee  for  Ronald  LaBow,  Stewart  E. Tabin and Neale X.
Trangucci,  each of whom is an  officer  of WPN,  and has the  right to  acquire
600,000,  200,000  and  200,000  shares,  respectively,  of  Common  Stock.  WPN additionally  beneficially  owns  options to purchase  982,500  shares of Common
Stock. The weighted  average exercise price of all such options is $10.23.  None of these options were  exercised in 2001. The Company  provides  indemnification for WPN's employees, officers and directors against any liability, obligation or loss resulting  from their actions  pursuant to the  Management  Agreement.  The
Management  Agreement  has a two year term and is  renewable  automatically  for successive  two year  periods,  unless  terminated by either party upon 60 days'
notice prior to the renewal date. WPN Corp. also receives  certain benefits from financial  intermediaries  which it  transacts  business  with on  behalf of the
Company in the form of research  materials and  services,  which are used by WPN
Corp. on behalf of the Company and in connection with its other activities.  For the  fiscal  year  2001,  the  amount of such  reimbursement  was  approximately
$75,000. WPN has not derived any other income and has not received reimbursement of any of its expenses (other than health benefits and standard directors' fees)
from the Company in connection with the performance of services described above.
The Company believes that the cost of obtaining the type and quality of services rendered by WPN under the  Management  Agreement is no less  favorable  than the cost at which the Company could obtain from unaffiliated entities.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information  concerning  ownership of the  common  stock,  $.01 par  value of WHX  Corporation  (the  "Common  Stock")
outstanding at April 22, 2002, by (i) each person known by the Company to be the beneficial  owner of more than  five  percent  of its  Common  Stock,  (ii) each director, (iii) each of the executive officers named in the summary compensation table and (iv) by all  directors  and  executive  officers  of the  Company as a group.

                                                    Shares Beneficially          Percentage
Name and Address of Beneficial Owner (1)                   Owned                 of Class(2)
----------------------------------------                   -----                 -----------
Deutsche Bank A.G.(3)
TaunusanIage 12, D-60325
Frankfurt am Main, Federal Republic of Germany..          4,569,570                28.2%

Founders Financial Group, L.P.(4)
53 Forest Avenue
Old Greenwich, Connecticut 06870................          1,034,706                 6.4%

WPN Corp.(5)
110 E. 59th Street
New York, New York  10022.......................          1,694,150                 9.5%

Dimensional Fund Advisors Inc.(6)
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401.................          1,307,225                 8.1%

Gabelli Funds, LLC(7)
One Corporate Center,
Rye, New York  10580............................          2,049,009                12.6%

Alliance Capital Management L.P.(8)
1290 Avenue of the Americas
New York, New York  10104.......................          1,162,100                 7.2%

Dewey Square Investors Corporation(9)
One Financial Center
Boston, Massachusetts  02111....................            866,419                 5.3%

Ronald LaBow....................................          1,694,150(5)              9.5%

Neil D. Arnold..................................            133,328(10)              *

Robert A. Davidow...............................            172,463(11)             1.0%

William Goldsmith...............................             90,000(10)              *

Robert D. LeBlanc...............................            344,795(12)             2.1%

Marvin L. Olshan................................             92,665(13)              *

Raymond S. Troubh...............................            132,000(14)              *

James G. Bradley................................            261,654(15)             1.6%

Robert K. Hynes.................................             32,947(16)              *

Arnold G. Nance.................................             15,825(17)              *

All Directors and Executive Officers as a Group
(10 persons)                                              2,970,177(18)            15.7%
-------------------
*           less than one percent.

(1)         Each  stockholder,  director and  executive  officer has sole voting power  and  sole  dispositive  power  with  respect  to  all  shares beneficially owned by him, unless otherwise indicated.
(2)         Based upon shares of Common Stock  outstanding  at April 22, 2002 of
            16,199,596 shares.
(3)         Based on a Schedule 13G/A filed in February 2002, Deutsche Bank A.G.
            beneficially holds 871,000 shares of Series A Convertible  Preferred
            Stock and 738,360  shares of Series B  Convertible  Preferred  Stock convertible  into  2,759,850 and  1,809,720  shares of Common Stock, respectively, and 402,900 shares of Common Stock.
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
            1,582,500  shares of Common Stock  issuable upon exercise of options within 60 days hereof.  Ronald LaBow, the Company's Chairman, is the sole stockholder of WPN Corp. Consequently,  Mr. LaBow may be deemed to be the  beneficial  owner of all shares of Common  Stock owned by
            WPN Corp. Mr. LaBow disclaims beneficial ownership of the options to purchase 400,000 shares of Common Stock held by WPN Corp. as nominee for Messrs. Tabin and Trangucci, all of which are exercisable within
            60 days  hereof.  Messrs.  Tabin  and  Trangucci  are  officers  and directors  of WPN Corp.  and  disclaim  beneficial  ownership of all shares of Common  Stock  owned by WPN Corp.,  except for  options to purchase  such 400,000  shares of Common Stock held by WPN Corp.  as nominee for Messrs.  Tabin and Trangucci.  Each of Messrs. Tabin and
            Trangucci  holds  options,  exercisable  within 60 days  hereof,  to purchase 541,656 shares of Common Stock.

(6)         Dimensional  Fund  Advisors,  Inc.  ("Dimensional"),  an  investment advisor registered under Section 203 of the Investment  Advisors Act of 1940,  furnishes  investment advice to four investment  companies registered  under the Investment  Company Act of 1940, and serves as investment manager to certain other investment  vehicles,  including commingled group trusts.  (These investment companies and investment vehicles are the  "Portfolios").  In its role as investment  advisor and investment  manager,  Dimensional  possessed both investment and voting power over 1,307,225  shares of WHX  Corporation  stock as of
            December 31, 2001. The  Portfolios  own all  securities  reported in this statement,  and Dimensional  disclaims  beneficial ownership of such securities.
(7)         Based on a Schedule 13D/A filed in July 2001,  Gabelli  Funds,  LLC,
            GAMCO  Investors,   Inc.,  Gabelli  International  Limited,  Gabelli
            Advisers, Inc. and Gabelli Performance Partnership L.P. collectively beneficially  hold  2,049,009  shares of Common  Stock.  This amount includes  Common Stock  issuable  upon their  conversion  of 390,931 shares of Series A Convertible Preferred Stock and 286,031 shares of
            Series B Convertible Preferred Stock.
(8)         Based on a Schedule  13G filed  jointly in February  1999,  Alliance
            Capital  Management,  L.P.,  AXA, AXA Assurances  I.A.R.D.  Mutuelle
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
(9)         Based on a  Schedule  13G/A  filed in  January  1999,  Dewey  Square
            Investors Corp.  beneficially  holds 866,419 shares of Common Stock.
            This amount includes Common Stock issuable upon their  conversion of
            Preferred Stock.
(10)        Consists of shares of Common Stock  issuable upon their  exercise of options within 60 days hereof.
(11)        Includes  91,665 shares of Common Stock issuable upon their exercise of options within 60 days hereof, and approximately 80,798 shares of
            Common Stock  issuable upon  conversion of 25,500 shares of Series A
            Convertible Preferred Stock.
(12)        Includes 313,328 shares of Common Stock issuable upon their exercise of options within 60 days hereof, 24,016 shares of Common Stock, and approximately  2,451 shares of Common Stock issuable upon conversion of 1,000  shares of Series B Preferred  Stock owned  directly by Mr.
            LeBlanc, 1,000 shares of Common Stock held by Mr. LeBlanc's wife and
            4,000 shares of Common Stock held by Mr. LeBlanc's children.
(13)        Includes  91,665 shares of Common Stock issuable upon their exercise of options  within 60 days hereof.
(14)        Includes  80,000 shares of Common Stock issuable upon their exercise of options within 60 days hereof.
(15)        Includes 260,000 shares of Common Stock issuable upon their exercise of options within 60 days hereof.
(16)        Includes  29,998 shares of Common Stock issuable upon their exercise of options within 60 days hereof.
(17)        Includes  10,000 shares of Common Stock issuable upon their exercise of options  within 60 days  hereof,  approximately  3,105  shares of
            Common  Stock  issuable  upon  conversion  of 980 shares of Series A
            Preferred Stock,  approximately  980 shares of Common Stock issuable upon  conversion  of 400 shares of Series B Preferred  Stock held by
            Mr. Nance's children, and 1,740 shares of Common Stock.
(18)        Includes  2,682,484  shares  of Common  Stock  issuable  upon  their exercise of options within 60 days hereof.

Item 13.       Certain Relationships and Related Transactions

            Marvin L.  Olshan,  a director and  Secretary  of the Company,  is a member of Olshan Grundman Frome Rosenzweig & Wolosky LLP ("OGFR&W"). The Company
has retained  OGFR&W as its outside  general counsel since January 1991. For the fiscal year ended  December  31,  2001,  the Company  paid OGFR&W  approximately
$695,000.

            Neil D. Arnold,  a director of the Company,  joined WPN Corp.  as an officer in August 2001. WPN Corp. is wholly-owned  by Ronald LaBow,  Chairman of the  Board  of the  Company,  and is party to a  management  agreement  with the
Company - see below.  Mr.  Arnold was paid  $187,500 by WPN for his  services in
2001.  Prior to joining WPN, Mr. Arnold  performed  consulting  services for the
Company during 2001 and received  compensation in the amount of $38,000 for such services.

            Chapter 11 Bankruptcy Filing of Wheeling-Pittsburgh  Corporation and
            its Subsidiaries

            On  November  16,  2000,  Wheeling-Pittsburgh  Corporation  and  its
subsidiaries,  including  Wheeling-Pittsburgh  Steel Corporation (together,  the
"WPC Group") filed voluntary  petitions (the "Chapter 11 Filings") to reorganize their  businesses under Chapter 11 of the U.S. Code. The Chapter 11 Filings were made in the United States  Bankruptcy  Court for the Northern  District of Ohio.
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
The Management Agreement has a two year term and is renewable  automatically for successive  two year  periods,  unless  terminated  by either party upon 60 days notice  prior  to the  renewal  date.  The  Company  believes  that  the cost of obtaining the type and quality of services  rendered by WPN under the Management
Agreement is no less  favorable  than the cost at which the Company could obtain from unaffiliated entities. See "Item 11 -- Executive Compensation -- Management
Agreement with WPN."

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WHX CORPORATION

                                             By:  /s/ Robert K. Hynes
                                                  -------------------------
                                                  Robert K. Hynes
                                                  Vice President - Finance

Dated:  April 29, 2002