Form 10-Q
period 2002-03-31
WHX CORP
filed 2002-05-14
CIK 106618

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

    For the quarterly period ended                 March 31, 2002
                                  ----------------------------------------------

/ /      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

    For the transition period from                  to
                              --------------------------------------------------

          For Quarter Ended March 31, 2002         Commission File Number 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               13-3768097
            (State of Incorporation)                     (IRS Employer
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
Yes /X/     No / /

The number of shares of Common  Stock issued and  outstanding  as of May 7, 2002 was 16,215,120.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended March 31,
                                                            2002         2001
                                                            ----         ----

Net sales                                                $ 147,985    $ 156,071

Cost of goods sold                                         124,892      133,902
                                                         ---------    ---------

Gross profit                                                23,093       22,169

Selling, general and administrative expenses                19,114       21,613
                                                         ---------    ---------

Income from operations                                       3,979          556
                                                         ---------    ---------

Other deductions:
           Interest expense                                  9,210       13,509
           Other income (expense)                            1,355       (3,430)
                                                         ---------    ---------

Income (loss) before taxes, extraordinary item and
   cumulative effect of an accounting change                (3,876)     (16,383)

Tax provision (benefit)                                     (9,717)      (6,189)
                                                         ---------    ---------

Income (loss) before extraordinary item and
   cumulative effect of an accounting change                 5,841      (10,194)

Extraordinary item - net of tax (Note 7)                    18,861          --

Cumulative effect of an accounting change (Note 2)         (44,000)         --
                                                         ---------    --------

Net income (loss)                                          (19,298)     (10,194)

Dividend requirement for preferred stock                     4,775        5,152
                                                         ---------    ---------

Net income (loss) applicable to common stock             $ (24,073)   $ (15,346)
                                                         =========    =========

Basic and Diluted per share of common stock

Income (loss) before extraordinary item and
   cumulative effect of an accounting change             $    0.07    $   (1.05)
Extraordinary item - net of tax                               1.19          --
Cumulative effect of an accounting change - net of tax       (2.77)         --
                                                         ---------    ---------
Net income (loss) per share                              $   (1.51)   $  (1.05)
                                                         =========    =========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                   March 31,    December 31,
                                                     2002           2001
--------------------------------------------------------------------------------
                                                (Dollars and shares in thousands)
                                                (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                     $   9,597    $   7,875
      Short term investments                          276,618      244,883
      Trade receivables - net                          83,054       67,721
      Inventories                                     113,111      114,835
      Other current assets                             18,800        9,042
                                                    ---------    ---------
                 Total current assets                 501,180      444,356

Advances to WPC                                         8,369        8,369
Note Receivable - WPC                                  31,236       31,005
Property, plant and equipment at cost, less
        accumulated depreciation and amortization     164,874      171,024
Prepaid pension                                        31,394       33,294
Intangibles, net of amortization                      230,836      274,131
Other non-current assets                               19,045       22,844
                                                    ---------    ---------

                                                    $ 986,934    $ 985,023
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade payables                                 $  56,217    $  47,042
     Deferred income taxes - current                    8,982        8,982
     Other current liabilities                         29,176       28,433
     Short-term debt                                  209,964      110,946
     Long-term debt due in one year                      --          2,150
                                                    ---------    ---------
               Total current liabilities              304,339      197,553

Long-term debt                                        368,828      454,359
Loss in excess of investment - WPC                     39,605       39,374
Deferred income taxes - non-current                     3,435        3,435
Other liabilities                                      38,681       33,878
                                                    ---------    ---------
                                                      754,888      728,599

Stockholders' Equity:
     Preferred Stock $.10 par value -
          5,547 shares and 5,571 shares                   555          557
     Common Stock - $.01 par value -
        16,140 shares and 16,070 shares                   161          161
     Accumulated other
        comprehensive loss                             (2,574)      (2,268)
    Additional paid-in capital                        555,902      555,899
    Accumulated earnings (deficit)                   (321,998)    (297,925)
                                                    ---------    ---------
Total stockholders' equity                            232,046      256,424
                                                    ---------    ---------

                                                    $ 986,934    $ 985,023
                                                    =========    =========

See notes to consolidated financial statements.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                         March 31
                                                                     2002       2001
---------------------------------------------------------------------------------------
Cash flows from operating activities:
         Net income (loss)                                        $(19,298)   $(10,194)
         Non cash income and expenses:
               Cumulative effect of an accounting change            44,000
               Depreciation and amortization                         5,240       7,533
               Amortization of debt related costs                      836       1,003
               Extraordinary income                                (18,861)       --
               Other post employment benefits                           48          55
               Deferred income taxes                               (10,157)     (6,189)
               (Gain) loss on sale of assets                            (2)         12
               Equity income in affiliated companies                  (121)       (145)
               Pension expense                                       1,900        --
         Decrease (increase) in working capital elements,
               Trade receivables                                   (15,333)     (1,712)
               Inventories                                           1,724       7,930
               Other current assets                                 (6,969)     (1,264)
               Trade payables                                        9,175       3,265
               Other current liabilities                               533       2,769
               Short-term investments - net                        (31,735)      4,757
               Trading account borrowings                           99,018        --
         Other items-net                                              (493)     (1,483)
                                                                 ---------     -------
               Net cash provided by operating activities            59,505       6,337
                                                                 ---------     -------
Cash flows from investing activities:
          Capital expenditures                                      (1,954)     (4,917)
          Proceeds from sale of property                                 2           2
                                                                 ---------     -------
               Net cash used in investing activities                (1,952)     (4,915)
                                                                 ---------     -------
Cash flows from financing activities:
          Early retirement of long-term debt                       (50,632)       --
          Net (payments)/borrowings of long-term debt               (5,178)      2,435
          Redemption of equity issues                                 --           (18)
          Common stock purchased                                      --           132
                                                                 ---------     -------
               Net cash (used)/provided by financing activities    (55,810)      2,549
                                                                 ---------     -------
Effect of exchange rate changes on net cash                            (21)        (35)
                                                                 ---------     -------
Increase/decrease in cash and cash equivalents                       1,722       3,936

Cash and cash equivalents at beginning of period                     7,875       4,837
                                                                 ---------     -------
Cash and cash equivalents at end of period                        $  9,597    $  8,773
                                                                 =========     =======

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General
-------

                 The  unaudited  condensed   consolidated  financial  statements
        included  herein have been  prepared by the  Company.  In the opinion of management,  the  interim  financial  statements  reflect all normal and recurring  adjustments  necessary  to present  fairly  the  consolidated financial  position  and the results of  operations  and changes in cash flows for the interim periods.

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

                 Certain information and footnote  disclosures normally included in financial  statements  prepared in accordance with generally accepted accounting  principles  have been  condensed or omitted.  This quarterly report on Form 10-Q  should be read in  conjunction  with the  Company's audited consolidated  financial statements contained in Form 10K for the year ended  December 31, 2001. The results of operations for the quarter ended March 31, 2002 are not  necessarily  indicative  of the  operating results for the full year.

                 The consolidated  financial  statements include the accounts of all subsidiary companies except for Wheeling-Pittsburgh  Corporation and its subsidiaries. On November 16, 2000, Wheeling-Pittsburgh  Corporation
        ("WPC"), a wholly owned subsidiary of WHX Corporation  ("WHX"),  and six
        of  its  subsidiaries   ("the  WPC  Group")  filed  a  petition  seeking
        reorganization  under  Chapter  11 of  Title  11 of  the  United  States
        Bankruptcy  Code (See Note 1). As a result of the Bankruptcy  Filing the
        Company has, as of November 16, 2000,  deconsolidated  the balance sheet of its  wholly  owned  subsidiary  WPC.  Accordingly,  the  accompanying consolidated  balance  sheets at March 31, 2002 and December 31, 2001 do
        not  include  any  of  the  assets  or   liabilities  of  WPC,  and  the
        accompanying  consolidated  statement of operations and the consolidated statement  of cash flows for the  quarter  ended March 31, 2002 and 2001 exclude the operating results of WPC.

                  Certain  reclassifications  have  been  made to  prior  period balances to conform to current period presentation.

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

                   WPC borrowings  outstanding  under the DIP Credit Facility at
        March 31,  2002  include  $34.6  million  Term Loan,  $114.6  million in revolving credit borrowings and approximately $2.8 million of letters of credit.  WPC borrowings  outstanding  under the DIP Credit  Facility for revolving  loans totaled $127.2 million at December 31, 2001. Term loans under the DIP Credit  Facility  totaled  $34.4  million at December  31,
        2001. At March 31, 2002,  availability under the DIP Credit Facility was
        $4.6 million. The DIP Credit Facility expires on the earlier of November
        17, 2002 or the completion of a Plan of  Reorganization.  WPC intends to have completed a Plan of  Reorganization by November 16, 2002. If a Plan
        of Reorganization is not completed by then, WPC will pursue an extension of or a replacement of the current DIP Credit Facility.  There can be no guarantee that this will occur.

                 Although the WPC Group expects to file a Plan of Reorganization at an appropriate time in the future,  there can be no assurance at this time that a Plan of  Reorganization  will be  proposed by the WPC Group, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated.  The WPC Group  currently has the exclusive right to file a
        Plan of  Reorganization.  The exclusive  filing period has been extended most  recently  until May 28,  2002 by the  Bankruptcy  Court at the WPC
        Group's request,  and while the WPC Group intends to request  extensions of the exclusivity  period if necessary,  there can be no assurance that the Bankruptcy  Court will grant future  extensions.  If the exclusivity period were to expire or be terminated,  other interested parties,  such as  creditors  of the  WPC  Group,  would  have  the  right  to  propose alternative plans of reorganization.

                 During the period  January 1, 2002 through March 31, 2002,  the
        WPC Group incurred a net loss of $41.0  million,  which is not reflected in the Company's March 31, 2002 consolidated results of operations. (See
        Note 10)

                 At January 1, 2000,  $136.8 million of the Company's net equity represented  its  investment  in the  WPC  Group.  In  addition  to this investment, WHX, on November 17, 2000, guaranteed $30 million of the WPC
        Group's  debtor-in-possession  term loan.  Such guaranty was  terminated effective  as of June 1, 2001  concurrently  with  WHX's  purchase  of a participation  interest  in  the  Term  Loan  as  discussed  above.  The recognition of the WPC Group's net loss of $176.6  million,  in the year
        2000,  eliminated the investment's  carrying value of $136.8 million. In
        November of 2000, WHX recorded a liability of $39.8 million representing the  excess  of the WPC  Group's  loss over the  carrying  amount of the investment.

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

                 On October 22, 2001, the Bankruptcy Court entered an order (the
        "October Order"),  approving several transactions intended,  among other things, to provide the WPC Group with additional  liquidity.  As part of the  October  Order,  the  Bankruptcy  Court  approved a  Memorandum  of
        Understanding by and among the Company,  Wheeling-Pittsburgh Corporation
        ("WPC"),  Wheeling-Pittsburgh  Steel Corporation ("WPSC") and the United
        Steelworkers  of America,  AFL-CIO-CLC  ("USWA"),  pursuant to which the
        Company  agreed to provide to WPSC (1) up to $5 million of secured loans and $5 million of liquidity  support (part of which consisted of secured financing  terms) during the period from the Order  through  January 31,
        2002,  (2) if certain  conditions  are met, an  additional $2 million of secured  loans (for an aggregate of $7 million) and the  maintenance  of the $5 million of liquidity support referred to above, during the period from February 1, 2002 through March 31, 2002,  (the  conditions were not met,  accordingly  the additional $2.0 million in secured loans were not made), and (3) a $25 million  contribution to a new WPSC defined benefit pension  plan  contingent  upon a  confirmed  WPSC  Chapter  11  Plan of
        Reorganization. Through March 31, 2002, WHX had advanced $5.0 million of the secured loans and up to $5.5 million of secured financing.  At March
        31, 2002,  the  outstanding  balance of these secured  advances was $5.0 million and $3.4 million, respectively.

                 The October Order also approved a Supplemental  Agreement among the members of the WPC Group and WHX,  under which all of the extensions
        of  credit   referred  to  in  the   preceding   paragraph  are  granted
        super-priority claim status in WPSC's Chapter 11 case and are secured by a lien on substantially  all of the assets of WPSC, junior to the liens, security  interests  and  super-priority  claims of the  lenders to WPSC
        under  the  DIP  Credit  Agreement.   The  Supplemental  Agreement  also
        provides,  among other  things,  that the Company may sell,  transfer or dispose of the stock of WPC free from the  automatic  stay imposed under the Bankruptcy Code, and under specified  circumstances  requires WPC to support certain changes to the WHX's Pension Plan.

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

                 In January 2002, WPSC finalized a financial  support plan which included a $5.0  million  loan from the State of West  Virginia,  a $7.0 million loan and a $0.2 million grant from the State of Ohio, a

        $10.0  million in  advance  by the  Unimast  segment  for  future  steel purchases,  $4.1 million of which was  delivered  before March 31, 2002, and  additional  wage and salary  deferrals from WPSC union and salaried employees.  At March 31, 2002, the balance outstanding with the State of
        West Virginia was $5.0 million,  $7.0 million with the State of Ohio and
        $5.9 million ($2.5 million at April 30, 2002) with Unimast.

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

                 In each of the above  possible  outcomes,  the WHX Group  would have little or no future ownership in or involvement with the WPC Group, and the WHX Group  future  cash  obligations  to or on behalf of the WPC
        Group  would be  minimal to none  (other  than the $25  million  pension contribution  referred to above).  It is also  possible that none of the above  outcomes  would occur and the WPC Group may shut down a number of their operations. According to WHX's preliminary evaluation of potential pension obligations, if a partial shutdown of the WPC Group's operations were  to  occur  in the  immediate  future  WHX's  liability  for  early retirement  pension benefits could range from  approximately $80 million to $100  million.  It is also  possible  that the WPC Group  could cease
        operations  in  their  entirety  and  this   liability   would  then  be
        significantly  greater.  However,   management  does  not  believe  this
        occurrence is likely. Under current pension law and regulations based on
        WHX's  analysis of the current  funded  status of the pension plan, if a partial  shutdown  were to occur after April 1, 2002,  the cash  funding obligations  related to such  partial  shutdown  would  likely not begin until  2003 and would  extend  over  several  years.  Such cash  funding obligations  would  have a  material  adverse  impact on the  liquidity,
        financial   position  and  capital   resources  of  WHX.  WHX's  funding
        obligation and the impact on the Company's liquidity, financial position and capital  resources could be  substantially  reduced or eliminated if
        (1) a partial shutdown,  if it occurs, were to occur at such a time that the fair market value of the assets of the plan  approximates or exceeds the plan's liabilities (including the early retirement benefits),  (2) a shutdown were to occur gradually over several years or (3) the number of the WPC  Group's  operations  shut down were less than those  assumed in estimating the above-mentioned amounts.

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
        However,  WHX has  separately  agreed to be  contingently  liable  for a portion of the OPEB  Obligations.  WHX's contingent  obligation would be triggered  in the event that the WPC Group  were to fail to satisfy  its
        OPEB Obligations.  WHX's contingent  obligation is limited to 25% of the
        Accumulated  Post-Retirement  Benefit Obligation with respect to the WPC
        Group's  employees and retirees  represented by the USWA. The total OPEB
        Obligation  disclosed  in WPSC's March 31, 2002  Consolidated  Financial
        Statements   amounted  to  $307.1   million.   WHX  has  estimated  that
        approximately  85% of  employees  and  retirees  entitled  to such  OPEB
        Obligations are represented by the USWA.

                 WHX's  contingency for OPEB Obligations  exists only so long as
        (1) a majority of the directors of WPSC or WPC are affiliated  with WHX;
        (2)  WHX  controls  the  Board  of  Directors  of  WPSC  or WPC  through appointment  or election of a majority  of such  directors;  or (3) WHX, through other means,  exercises a level of control  normally  associated with (1) or (2) above.

Note 2 - New Accounting Standards
---------------------------------

              In  July  2001,   FASB   issued   SFAS  141  and  142,   "Business
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

              SFAS  142  supercedes  APB  17,  "Intangible  Assets".   SFAS  142
primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., post-acquisition accounting). The provisions of SFAS
142 is effective for fiscal years  beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. The most significant  changes made by
SFAS 142 are 1) goodwill and indefinite lived  intangible  assets will no longer be amortized,  (2) goodwill be will tested for  impairment at least  annually at the reporting  unit level,  (3)  intangible  assets deemed to have an indefinite life will be tested for impairment at least annually,  and (4) the  amortization period of intangible assets with finite lives will no longer be limited to forty
(40) years.

              The  Company  has adopted  the  provisions  of SFAS 142  effective
January 1, 2002.  As a result of the  adoption of SFAS 142, the Company will not record  amortization  expense  for  existing  goodwill  during  the year  ending
December 31, 2002. The Company recorded  amortization expense of $2.2 million on this goodwill for the three months ended March 31, 2001. Any  intangible  assets acquired  or  goodwill  arising  from  transactions  after June 30, 2001 will be subject to the amortization and non-amortization provisions of SFAS 141 and SFAS
142.  The Company has  recorded a $44.0  million  non-cash  goodwill  impairment charge  related to the  H&H  Wire Group in the first  quarter of 2002.  This charge is shown as a  cumulative  effect of an  accounting  change.  The Company recorded this charge  because the present value of current  estimated  cash flow projections  will not be sufficient to recover this Group's  recorded  goodwill.
The Company is still committed to this business and expects improved performance from  this  Group in future  periods  as a result of  management  changes,  cost reductions, and improving economic conditions.

            The following table provides  comparative earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

(in thousands)
                                                       Three Months Ended March 31,
                                                           2002         2001
                                                       ----------- ----------------
Reported income (loss) before extraordianry item and
   cumulative effect of an accounting change           $   5,841   $  (10,194)

Goodwill amortization                                       --          2,249
                                                       ---------   ----------

Adjusted income (loss) before extraordianry item and
   cumulative effect of an accounting change           $   5,841   $   (7,945)
                                                       =========   ==========

Basic and Diluted per share of common stock:

Reported income (loss) before extraordianry item and
   cumulative effect of an accounting change           $   0.07    $    (1.05)

Goodwill amortization                                       --           0.15
                                                       ---------   ----------

Adjusted income (loss) before extraordianry item and
   cumulative effect of an accounting change           $  0.07     $    (0.90)
                                                       =========   ==========

      The changes in the carrying amount of goodwill for the quarter ended March
31, 2002 were as follows:

(in thousands)
                                H&H              H&H         H&H
                              Precious          Wire &    Engineered
                               Metals           Tubing     Materials  Unimast      Total
                              -------------------------------------------------------------

Balance as of January 1, 2002   $ 106,971   $ 104,918    $  43,977   $  17,300   $ 273,166

Impairment loss                      --       (44,000)        --          --       (44,000)
                                ----------------------------------------------------------

Balance at March 31, 2002       $ 106,971   $  60,918    $  43,977   $  17,300   $ 229,166
                                ==========================================================

              As of March  31,  2002,  the  Company  had $1.7  million  of other intangible  assets,  which will  continue to be amortized  over their  remaining useful lives ranging from 3 to 17 years.

              In August 2001, the FASB issued Statement No. 143, "Accounting for
Asset Retirement  Obligation",  ("SFAS 143"). SFAS 143 requires that obligations associated with the retirement of a tangible  long-lived  asset be recorded as a liability when those obligations are incurred,  with the amount of the liability initially measured at fair value. Upon initially  recognizing a liability for an asset-retirement  obligation  ("ARO"),  an entity  must  capitalize  the cost by recognizing an increase in the carrying amount of the related  long-lived asset.
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

              In October 2001,  the FASB issued  Statement No. 144,  "Accounting for the  Impairment or Disposal of Long-Lived  Assets",  ("SFAS 144").  SFAS 144
addresses  financial  accounting and reporting for the impairment or disposal of long-lived  assets.  The Statement  also extends the reporting  requirements  to report separately, as discontinued operations, components of an entity that have either been  disposed  of or  classified  as held for sale.  WHX has adopted the provisions of SFAS 144 as of the  beginning of fiscal 2002.  In April 2002,  WHX announced that its wholly-owned  subsidiary,  Handy & Harman, had decided to exit

certain of its precious metal  activities.  In accordance with SFAS 144, Handy &
Harman will incur increased  depreciation  expense of approximately $9.0 million on  equipment  values  during the  remaining  operating  period of the  affected businesses, estimated to be six months.

Note 3 - Earnings Per Share
---------------------------

                 The  computation  of basic  earnings  per common share is based upon the average shares of Common Stock outstanding.  In the computation of diluted  earnings  per common  share in the three month  period ended
        March  31,  2002  and  2001,  the  conversion  of  preferred  stock  and redeemable  common  stock and  exercise  of  options  would  have had an anti-dilutive  effect. A reconciliation of the income and shares used in the computation follows:

Reconciliation of Income and Shares in EPS Calculation
(in thousands except per share amounts)

                                                For the Quarter Ended March 31, 2002

                                                    Income         Shares    Per-Share
                                                (Numerator)    (Denominator)  Amount
                                                -----------    -------------  ------

Income before extraordinary item and cumulative
   effect of an accounting change                 $ 5,841
Less: Preferred stock dividends                    (4,775)
                                                  -----

Basic and Diluted EPS
Income available to common stockholders           $ 1,066         15,872        $0.07
                                                  =======        =======        =====

                                                For the Quarter Ended March 31, 2001

                                                    Income        Shares        Per-Share
                                                  (Numerator)  (Denominator)      Amount
                                                  -----------  -------------      ------

Net Loss                                          $(10,194)
Less: Preferred stock dividends                      5,152
                                                  --------

Basic and Diluted EPS
Net Loss available to common stockholders         $(15,346)      14,603         $ (1.05)
                                                  ========       ======         =======

     Outstanding stock options for common stock granted to officers,  directors, key employees and others totaled 6.4 million at March 31, 2002.

Preferred Stock

        The Company has accrued $ 29.3 million representing dividends in arrears at March 31, 2002 for preferred shares Series A and Series B.

Redeemable Common Stock

        At December  31, 2000  certain  present and former  employees of the WPC
Group held, through an Employee Stock Ownership Plan ("ESOP"), 244,507 shares of common stock of WHX.  These  employees  received such shares as part of the 1991
Chapter 11 Plan of  Reorganization  in exchange for Series C preferred shares of
Wheeling-Pittsburgh  Steel Corporation (WPC's  predecessor  company prior to the
1990 bankruptcy).  Beneficial owners of such shares who were active employees on
August 15, 1990 and who have either  retired,  died or become  disabled,  or who reach 30 years of  service,  may sell their  shares to the Company at a price of
$15 or, upon qualified retirement,  $20 per share. These contingent  obligations are expected to extend over many years,  as participants in the ESOP satisfy the criteria for selling shares to the Company.  In addition,  each  beneficiary can direct the ESOP to sell any or all of its common  stock into the public  markets at any time;  provided,  however,  that the ESOP will not on any day sell in the public  markets  more than 20% of the  number of shares of Common  Stock  traded during the previous  day.  Management  had  estimated  the  liability for future redemptions to be  approximately  $2.6 million at December 31, 2001. As a result of the  Settlement  Agreement  discussed in Note 1, the liability for redeemable common  shares was  assumed  by WPC,  accordingly  participants  will sell their shares to WPC.  Approximately 213,000 shares of Common Stock of WHX were held by the ESOP at March 31, 2002.

        Note 4 - Comprehensive Income

        Comprehensive  loss for the three month  period ended March 31, 2002 and
2001 is as follows:

(in thousands)

                                                                           Three Months Ended
                                                                               March 31
                                                                           2002        2001
                                                                         ---------   ---------

Net Loss                                                                 $(19,298)   $(10,194)

Other comprehensive loss:
   Foreign currency translation adjustments                                  (306)       (649)

Cumulative effect on equity of SFAS No. 133 adoption - net of tax  (a)       --          (423)

Interest rate swap, net of tax  (a)                                          --          (425)
                                                                         --------    --------

Comprehensive loss                                                       $(19,604)   $(11,691)
                                                                         ========    ========

(a)  Includes  tax benefit of $454 for the  three-month  period ended March 31, 2001.

Accumulated other comprehensive  income (loss) balances as of March 31, 2002 and
December 31, 2001 consisted of foreign currency  translation  adjustments are as follows:

(in thousands)

March 31, 2002
----------------------------------------

Balance on January 1, 2002                    $ (2,268)
Period change                                     (306)
                                              --------

Balance on March 31, 2002                     $ (2,574)
                                              ========

December 31, 2001
----------------------------------------------

Balance on January 1, 2001                    $ (1,501)
Period change                                     (767)
                                              ---------

Balance on December 31, 2001                  $ (2,268)
                                              =========

Note 5 - Short Term Investments

        Net  realized  and  unrealized  gains and losses on  trading  securities included in other  income for the first  quarter of 2002 and 2001 were losses of
$0.3 million and $8.3 million, respectively.

Note 6 - Inventory

        Inventories  at March 31, 2002 and  December  31, 2001 are  comprised as follows:

(in thousands)                                                         March 31,  December 31,
                                                                         2002        2001
                                                                     -----------  ------------

Finished products                                                    $  25,661    $  27,327
In-process                                                              18,937       19,457
Raw materials                                                           33,418       33,011
Fine and fabricated precious metal in various stages of completion      36,207       36,027
                                                                     ---------    ---------
                                                                       114,223      115,822
LIFO reserve                                                            (1,112)        (987)
                                                                     ---------    ---------
                                                                     $ 113,111    $ 114,835
                                                                     =========    =========
  Note 7 - Long-Term Debt

        The Company's long-term debt consists of the following debt instruments:

(in thousands)                                 March 31,  December 31,
                                                 2002         2001
                                               ---------  ------------

Senior Notes due 2005, 10 1/2%                  $162,556   $245,059
Handy & Harman Senior Secured Credit Facility    156,973    168,155
Unimast Revolving Credit Agreement                35,000     26,900
Other                                             14,299     16,395
                                                --------   --------
                                                 368,828    456,509
Less portion due within one year                    --        2,150
                                                --------   --------
Total long-term debt                            $368,828   $454,359
                                                ========   ========

                  In the quarter ended March 31, 2002 the Company  purchased and retired $82.5 million aggregate principal amount of 10 1/2% Senior Notes in the open  market  for  $50.6  million.  After  the  write off of $2.9 million of  deferred  debt  related  costs,  the Company  recognized  an
        extraordinary   gain  of  $29.0  million   ($18.9  million  after  tax).
        Subsequent  to March 31, 2002,  WHX  purchased and retired $27.0 million aggregate  principal  amount  of the 10 1/2%  Senior  Notes  in the open market for $17.5 million.

   Note 8 - Contingencies

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

                       The WPC Group, as are other industrial manufacturers,  is
         subject to increasingly  stringent standards relating to the protection of the  environment.  In  order to  facilitate  compliance  with  these
         environmental   standards,   the  WPC   Group  has   incurred   capital
         expenditures  for  environmental   control  projects  aggregating  $3.4
         million,  $0.8 million and $0.1 million for 2000,  2001,  and the three months ended March 31, 2002,  respectively.  WPC  anticipates  spending approximately  $19.5  million in the  aggregate on major  environmental compliance  projects  through the year 2004,  estimated  to be spent as follows:  $9.7 million in 2002,  $6.1 million in 2003, and $3.7 million in 2004.  However,  due to the possibility of unanticipated  factual or regulatory  developments  and in light of  limitations  imposed  by the pending Chapter 11 cases, the amount and timing of future  expenditures may vary substantially from such estimates.

                       WPC's  non-current  accrued   environmental   liabilities
         totaled $19.0 million at March 31, 2002.  These accruals were initially
         determined  by  WPC,  based  on  all  available  information.   As  new
         information becomes available,  including information provided by third parties, and changing laws and regulation, the liabilities are reviewed and the accruals adjusted quarterly.  Management believes, based on its best estimate,  that WPC has adequately  provided for remediation costs that might be incurred or penalties that might be imposed under present environmental laws and regulations.

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

Note 9 - Reported Segments

                        The  Company  has  four  reportable  segments:  (1)  H&H
            Precious Metal.  This segment  manufactures and sells precious metal products and electroplated  material,  containing silver,  gold, and palladium in combination  with base metals for use in a wide variety of  industrial  applications;  (2) H&H Wire & Tubing.  This  segment manufactures  and sells metal wire,  cable and tubing  products  and fabrications  primarily  from  stainless  steel,  carbon  steel  and
            specialty   alloys,   for  use  in  a  wide  variety  of  industrial
            applications;   (3)   H&H   Engineered   Materials.   This   segment
            manufactures   specialty  roofing  and  construction  fasteners  and
            products for gas, electricity and water distribution using steel and plastic  which are sold to the  construction,  and  natural  gas and water distribution industries;  (4) Unimast, a manufacturer of steel
            framing  and  other   products  for   commercial   and   residential
            construction.

                        Management  reviews operating income to evaluate segment
            performance.  Operating income for the reportable  segments excludes unallocated  general  corporate  expenses  and for the 2001  period, goodwill amortization.  Other income and expense,  interest expense, and  income  taxes  are not  presented  by  segment  since  they are excluded from the measure of segment  profitability  reviewed by the
            Company's management.

                        Goodwill  amortization  in 2001 is primarily  related to
            the H&H segments.

            The following table presents information about reported segments for the three month periods ending March 31, 2002 and 2001:

(in thousands)
                                                                  2002         2001
                                                               ---------    ----------
Revenue

   H&H Precious Metal                                      $  34,872    $  46,988
   H&H Wire & Tubing                                      34,613       37,245
   H&H Engineered Materials                                   16,432       15,421
   Unimast                                                        62,068       56,417
                                                               ---------    ---------
                                                               ---------    ---------
           Consolidated revenue                                $ 147,985    $ 156,071
                                                               =========    =========

Segment operating income
   H&H Precious Metal                                      $   1,587    $     992
   H&H Wire & Tubing                                       1,843        1,939
   H&H Engineered Materials                                      912          211
   Unimast                                                         4,280        2,499
                                                               ---------    ---------
                                                               ---------    ---------
                                                                   8,622        5,641
                                                               ---------    ---------

Unallocated corporate expenses                                     4,643        2,836
Goodwill amortization                                               --          2,249
                                                               ---------    ---------

    Operating income                                               3,979          556

Interest expense                                                   9,210       13,509
Other income (expense)                                             1,355       (3,430)
                                                               ---------    ---------

         Income (loss) before taxes, extraordinary item and
                   cumulative effect of an accounting change      (3,876)     (16,383)

Income tax expense (benefit)                                      (9,717)      (6,189)
                                                               ---------    ---------

          Income (loss) before extraordinary item and
                   cumulative effect of an accounting change       5,841      (10,194)

Extraordinary item - net of tax                                   18,861         --

Cumulative effect of an accounting change - net of tax           (44,000)        --
                                                               ---------    ---------

          Net income (loss)                                    $ (19,298)   $ (10,194)
                                                               =========    =========

Note 10 - Supplemental WPC Group Income Statement Data

              During the three  months  ended March 31,  2002 and 2001,  the WPC
Group  incurred a net loss of $41.0  million  and $60.0  million,  respectively.
These  results are not  reflected in WHX's March 31, 2002 and 2001  consolidated results of operations.  (See Note 1) The WPC Group's summarized income statement data for the three  months  ended  March  31,  2002 and 2001 is as  follows  (in thousands):

                                                  2002           2001
                                                  ----           ----
                                                    (Unaudited)

Net sales                                      $ 206,081    $ 202,706
Cost of goods sold, excluding depreciation       211,658      219,821
Depreciation                                      17,817       18,304
Selling, general and administrative expenses      11,840       13,504
Reorganization expenses                            2,957        4,036
                                               ---------    ---------
Operating loss                                   (38,191)     (52,959)

Interest expense                                   3,805        4,386
Other income (expense)                               977         (141)
                                               ---------    ---------
Pre-tax loss                                     (41,019)     (57,486)

Tax provision                                          6        2,500
                                               ---------    ---------
Net loss                                       $ (41,025)   $ (59,986)
                                               =========    =========

Note 11 - Subsequent Event

             On April 26, 2002, WHX announced that Handy & Harman had decided to exit certain of its precious metal  activities.  The affected  product lines are manufactured  at  Handy  &  Harman's  Fairfield,  CT  and  East  Providence,  RI
facilities.  The decision to exit these  operating  activities  will result in a second  quarter  charge  in  the  range  of  $14.5  million  to  $16.5  million.
Additionally,  in accordance  with SFAS 144, Handy & Harman will incur increased depreciation  expense of  approximately  $9.0 million on equipment values during the remaining operating period of the affected  businesses,  estimated to be six months.

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

                        o  In  connection  with  the  Bankruptcy   Filing,   WHX
        purchased  $30.5 million of the senior  secured term loan portion of the
        DIP Credit  Agreement  provided to the WPC Group. In addition,  at March
        31, 2002,  WHX had balances due from WPSC  totaling  $8.4 million in the form of secured advances and liquidity support. Unimast had $5.9 million in advance  steel  purchases  due from WPSC  ($2.5  million at April 30,
        2002).  There can be no  assurance  that the WPC  Group  will be able to repay these loans and advances in full.

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

                        WPC borrowings outstanding under the DIP Credit Facility
        at March 31, 2002 include $34.6 million Term Loan, $114.6 million in revolving credit borrowings and approximately $2.8 million of letters of credit.  WPC borrowings  outstanding  under the DIP Credit  Facility for revolving  loans totaled $127.2 million at December 31, 2001. Term loans under the DIP Credit  Facility  totaled  $34.4  million at December  31,
        2001. At March 31, 2002,  availability under the DIP Credit Facility was
        $4.6 million. The DIP Credit Facility expires on the earlier of November
        17, 2002 or the completion of a Plan of  Reorganization.  WPC intends to have completed a Plan of  Reorganization by November 16, 2002. If a Plan
        of Reorganization is not completed by then, WPC will pursue an extension of or a replacement of the current DIP Credit Facility.  There can be no guarantee that this will occur.

                        Although  the  WPC  Group  expects  to  file a  Plan  of
        Reorganization  at an  appropriate  time in the future,  there can be no assurance at this time that a Plan of Reorganization will be proposed by the WPC Group,  approved or confirmed by the Bankruptcy  Court,  or that such plan will be consummated. The WPC Group currently has the exclusive right to file a Plan of Reorganization.  The exclusive filing period has been extended most recently until May 28, 2002 by the  Bankruptcy  Court at the WPC Group's  request,  and while the WPC Group intends to request extensions  of the  exclusivity  period  if  necessary,  there can be no assurance that the Bankruptcy Court will grant future extensions. If the exclusivity  period were to expire or be  terminated,  other  interested parties,  such as  creditors  of the WPC Group,  would have the right to propose alternative plans of reorganization.

                        During the  period  January  1, 2002  through  March 31,
        2002, the WPC Group  incurred a net loss of $41.0 million,  which is not reflected  in the  Company's  March 31,  2002  consolidated  results  of operations.

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

                        On October 22, 2001,  the  Bankruptcy  Court  entered an
        order ("October Order"),  approving several transactions intended, among other things,  to provide the WPC Group with  additional  liquidity.  As part of the October Order, the Bankruptcy Court approved a Memorandum of
        Understanding by and among the Company,  Wheeling-Pittsburgh Corporation
        ("WPC"),  Wheeling-Pittsburgh  Steel Corporation ("WPSC") and the United
        Steelworkers  of America,  AFL-CIO-CLC  ("USWA"),  pursuant to which the
        Company  agreed to provide to WPSC (1) up to $5 million of secured loans and $5 million of liquidity  support (part of which consisted of secured financing  terms) during the period from the Order  through  January 31,
        2002,  (2) if certain  conditions  are met, an  additional $2 million of secured  loans (for an aggregate of $7 million) and the  maintenance  of the $5 million of liquidity support referred to above, during the period from February 1, 2002 through March 31, 2002,  (the  conditions were not met,  accordingly  the additional $2.0 million in secured loans were not made), and (3) a $25 million  contribution to a new WPSC defined benefit pension  plan  contingent  upon a  confirmed  WPSC  Chapter  11  plan of reorganization.  Through December 31, 2001 WHX had advanced $5.0 million of the secured  loans and up to $5.5  million of secured  financing.  At
        March 31, 2002 the  outstanding  balance of these  secured  advances was
        $5.0 million and $3.4 million, respectively.

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

                        In January 2002, WPSC finalized a financial support plan
        which  included a $5.0 million loan from the State of West  Virginia,  a
        $7.0  loan and a $0.2  grant  from the  State of Ohio,  $10  million  in advance by the Unimast segment for future steel purchases,  $4.1 million was  delivered  before March 31, 2002,  and  additional  wage and salary deferrals from WPSC union and salaried employees. At March 31, 2002, the balance  outstanding  with the State of West  Virginia was $5.0 million,
        $7.0 million with the State of Ohio and $5.9 million with Unimast.

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
         However,  WHX has  separately  agreed to be  contingently  liable for a portion of the OPEB obligations.  WHX's contingent  obligation would be triggered  in the event that the WPC Group were to fail to satisfy  its
         OPEB Obligations.  WHX's contingent obligation is limited to 25% of the
         Accumulated  Post-Retirement Benefit Obligation with respect to the WPC
         Group's employees and retirees  represented by the USWA. The total OPEB
         Obligation  disclosed in the Wheeling  Pittsburgh  Steel  Corporation's
         March 31, 2002  Consolidated  Financial  Statements  amounted to $307.1 million.  WHX has  estimated  that  approximately  85% of employees and retirees entitled to such OPEB obligations are represented by the USWA.

                  WHX's  contingency for OPEB Obligations  exist only so long as
         (1) a majority of the directors of WPSC or WPC are affiliated with WHX;
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

Results of Operations

Comparison of the First Quarter of 2002 with the First Quarter of 2001

                  Net sales  for the first  quarter  2002  were  $148.0  million compared  to  $156.1  million  in the  first  quarter  of  2001.  Sales decreased

                  by $12.1  million at the H&H  Precious  Metal  Segment and
         $2.6 million at the H&H Wire &  Tubing  Segment.  Sales for the
         H&H Engineered Materials Segment increased $1.0 million.  Sales for the Unimast Segment increased $5.7 million.

                  Operating  income  for the  first  quarter  of 2002  was  $4.0 million  compared  to $0.6  million for the first  quarter of 2001,  an increase of $3.4 million.  Operating income at the H&H Segments was
         $4.3 million at March 31, 2002 and $3.1  million at March 31, 2001,  an increase of $1.2 million.  Unimast operating income was $4.3 million at
         March 31, 2002 and $2.5 million at March 31, 2001,  an increase of $1.8 million.

                  Unallocated  corporate expenses increased by $1.8 million from
         $2.8 at March 31, 2001 to $4.6 million at March 31, 2002. This increase is primarily  related to costs and expenses no longer allocated to WPC, including pension expense of $1.9 million.

                  Interest  expense for the first quarter of 2002 decreased $4.3 million  to $9.2  million  from $13.5  million in the first  quarter of
         2001.  This decrease was due to lower  borrowings,  primarily  from the retirement of $118.9  million of 10 1/2% Senior Notes,  lower  interest rates and reduced amortization of deferred financing and consent fees.

                  Other  income was $1.4  million in the first  quarter of 2002.
         Other  expense  for the first  quarter  of 2001 was $3.4  million.  The income  for 2002 and the loss  for 2001 was  primarily  net  investment activity.  The expense for 2001 was  primarily  net  investment  losses partially offset by income from WHX  Entertainment of $3.3 million.  In
         December  2001,  WHX  Entertainment  sold its 50%  interest in Wheeling
         Downs Racing Association, Inc.

                  In the quarter ended March 31, 2002 the Company  purchased and retired  $82.5  million  aggregate  principal  amount of 10 1/2% Senior
         Notes in the open market for $50.6 million. After the write off of $2.9 million of deferred  debt  related  costs,  the Company  recognized  an extraordinary gain of $29.0 million ($18.9 million after tax).

                  The Company has adopted the  provisions  of SFAS 142 effective
         January 1, 2002.  As a result of the  adoption of SFAS 142, the Company will not record  amortization  expense for existing goodwill during the year  ending  December  31,  2002.  The Company  recorded  amortization expense of $2.2  million on this  goodwill  for the three  months ended
         March 31, 2001. Any intangible assets acquired or goodwill arising from transactions  after June 30,  2001 will be subject to the  amortization and  non-amortization  provisions of SFAS 141 and SFAS 142. The Company has  recorded  a $44.0  million  non-cash  goodwill  impairment  charge related to the H&H  Wire Group in the first  quarter of 2002.  This charge is shown as a cumulative  effect of an  accounting  change.  The
         Company  recorded  this charge  because  the  present  value of current estimated cash flow  projections will not be sufficient to recover this
         Group's  recorded  goodwill.  The  Company is still  committed  to this business  and expects  improved  performance  from this Group in future periods  as a  result  of  management  changes,  cost  reductions,  and improving economic conditions.

                  The 2002  first  quarter  tax  provision,  including  taxes on extraordinary  items,  assumes no  liability  for federal  taxes.  This assumption is based on the utilization of current year losses generated
         by  a   non-consolidated   subsidiary  (WPC)  and  the  utilization  of
         previously   unrecognized   net  operating  loss   carryforwards.   The
         cumulative effect of the accounting change has no tax consequence as it
         relates  to  non-deductible   goodwill.  The  2001  first  quarter  tax
         provision reflects an estimated annual effective tax rate of 38%.

                  The comments that follow compare revenues and operating income by operating segment for the first quarter 2002 and 2001:

Handy & Harman Precious Metal
-----------------------------

                  Sales for the H&H  Precious Metal Segment  decreased $12.1
         million  from  $47.0   million  in  2001  to  $34.9  million  in  2002.
         Approximately  36% of this  decrease  was due to a fire at  Sumco  Inc.
         which  occurred on January 20,  2002.  The balance of the  decrease was caused by reduced volume due to the slowdown in the economy.  Operating income  increased  by $0.6  million  from $1.0  million in 2001 to $1.6 million  in  2002.  Included  in the  2001  period  was a $3.3  million precious metals lower of cost or market adjustment, partially offset by favorable precious metal gains of

         $0.6  million.  Excluding  the  precious  metal  reserve and  favorable precious  metal gains,  operating  income  decreased  by $2.1  million, primarily due to reduced  revenue  resulting from severe fire damage at
         Sumco Inc.  that caused the  temporary  closure of this  facility.  The
         Company  believes  it has  adequate  insurance  for both  the  physical property damage and business interruption.  Insurance progress payments of $3.5  million  have been  received  against  cash  expenses  of $3.9 million as of March 31, 2002. Partial resumption of operations occurred on February 11, 2002 and repairs to the  building,  its  infrastructure and replacement of machinery and equipment are  continuing.  Sumco Inc.
         is gradually  restoring  operations to normal  capacity and will resume complete operations as soon as reasonably possible.

                  On April 26, 2002, WHX announced  that Handy &  Harman had decided to exit certain of its precious metal activities.  The affected product lines are manufactured at Handy &  Harman's  Fairfield,  CT and  East  Providence,  RI  facilities.  The  decision  to  exit  these operating  activities  will  result in a second  quarter  charge in the range of $14.5 million to $16.5  million.  Additionally,  in accordance with SFAS 144,  Handy &  Harman will incur  increased  depreciation expense of  approximately  $9.0 million on equipment  values during the remaining operating period of the affected businesses,  estimated to be six months.

Handy & Harman Wire & Tubing
----------------------------

                  Sales for the Wire & Tubing Segment decreased $2.6 million from $37.2  million in 2001 to $34.6  million in 2002  primarily due to weakness in the semiconductor  fabrication market. Partially offsetting this  reduction was increased  sales at both domestic and foreign units which primarily serve the refrigeration industry and increased sales of tubing to the medical  industry.  Operating  income  decreased  by $0.1 million from $1.9 million in 2001 to $1.8 million in 2002. Excluding an inventory  reserve of $0.3  million,  which was  recorded  in the first quarter of 2001 relating to the Wire Group,  operating income decreased
         $0.4 million due to the sales decrease noted above.

                  In the first  quarter of 2002,  the  Company  recorded a $44.0 million non-cash goodwill  impairment charge related to the Wire Group.
         This charge is shown as a cumulative  effect of an  accounting  change.
         The Company  recorded this charge  because the present value of current estimated cash flow  projections will not be sufficient to recover this
         Group's  recorded  goodwill.  The  Company is still  committed  to this business  and expects  improved  performance  from this Group in future periods  as a  result  of  management  changes,  cost  reductions,  and improving economic conditions.

Handy & Harman Engineered Materials
-----------------------------------

                  Sales for the  Engineered  Materials  Segment  increased  $1.0 million from $15.4 million in 2001 to $16.4  million in 2002  primarily due to an increase in customer base and new products.  Operating income increased  $0.7  million from $0.2 million in 2001 to $0.9 million 2002 due to the above mentioned sales increase and a $0.3 million  inventory reserve recorded in 2001.

Unimast
-------

                  On June 29, 2001, WHX acquired  certain assets of PCC from the
         WPC Group. The results of operations of PCC are included in the Unimast
         Segment beginning July 1, 2001. Sales for the Unimast Segment increased
         $5.7 million from $56.4 million in 2001 to $62.1 million in 2002.  This increase  includes $6.0 million in sales for PCC.  Excluding PCC, sales decreased $0.3 million due to a reduction in selling  prices  partially offset by increased  volume.  Operating  income  increased $1.8 million from  $2.5  million  in 2001 to $4.3  million  in 2002.  This  increase includes PCC operating income of $1.0 million. Excluding PCC, operating income increased $0.8 million primarily related to the partial recovery of a previously  reserved account receivable  amounting to $1.4 million offset by lower unit selling prices.

Financial Position
------------------

                  Net cash flow provided by operating  activities  for the three months ended March 31, 2002 totaled $59.5 million.  Net income adjusted for non-cash  income and expense items  provided $3.6 million.  Working
         capital   accounts   provided  $56.4  million  of  funds,  as  follows:
         Short-term

        trading  investments and related  short-term  borrowings are reported as cash flow from operating  activities and provided a net $67.2 million of funds in the first three months of 2002.  Accounts receivable used $15.3 million,  trade  payables  provided $9.2 million,  and net other current items used $6.4 million.  Inventories,  valued  principally  by the LIFO method for financial reporting purposes, totaled $113.1 million at March
        31, 2002, and provided $1.7 million.

                  Other  non-working   capital  items,   included  in  operating
         activities used $0.5 million.

                  In the three months of 2002, $2.0 million was spent on capital improvements.

                  The Company's two major subsidiaries, H&H and Unimast each maintain separate and distinct credit facilities with various financial institutions.

                  Borrowings  outstanding  against  the H&H  Senior  Secured
         Credit  Facility at March 31, 2002 totaled $157.0  million.  Letters of credit  outstanding  under the H&H  Revolving  Credit Facility were
         $11.9 million at March 31, 2002.

                  Borrowings  outstanding  against the Unimast  Revolving Credit
         Facility at March 31, 2002  totaled  $35.0  million.  Letters of credit outstanding  under the  Unimast  Revolving  Credit  Facility  were $6.1 million at March 31, 2002.

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

                  In the quarter ended March 31, 2002 the Company  purchased and retired  $82.5  million  aggregate  principal  amount of 10 1/2% Senior
         Notes in the open market for $50.6 million. After the write off of $2.9 million of deferred  debt  related  costs,  the Company  recognized  an extraordinary gain of $29.0 million ($18.9 million after tax).

                  Other  long-term  debt was reduced $5.2 million from  December
         31, 2001 through March 31, 2002 due to scheduled principal payments and working capital requirements.

Liquidity
---------

                  As of March 31,  2002 the WHX  Group had cash of $9.6  million and net short-term investments of $66.7 million (short-term investments
         $276.6 million, short-term borrowings $209.9 million).

                  In December 2001, WHX  Entertainment  sold its 50% interest in
         Wheeling-Downs  Racing  Association,  Inc.  for $105  million  in cash, resulting in an $88.5 million  pre-tax gain.  WHX received a management fee from Wheeling-Downs Racing Association, Inc. of $3.6 million during the three months ended March 31, 2001.

                  In the twelve  months ended  December  31,  2001,  the Company purchased and retired $36.4 million  aggregate  principal  amount of 10
         1/2%  Senior  Notes in the open  market for $15.9  million.  During the period  January 1, 2002 through March 31, 2002,  WHX used $50.6 million of the proceeds  from the sale of Wheeling  Downs  Racing  Association,
         Inc. to purchase  $82.5 million  aggregate  principal  amount of Senior
         Notes in the open market.  Subsequent to March 31, 2002,  WHX purchased an additional $27.0 million aggregate  principal amount of Senior Notes in the open market for $17.5 million.  The  cumulative  result of these purchases  amounted to a reduction of  principal of $145.9  million and annual reduction in future cash interest expense of $15.3 million.

                  In 2001, in  connection  with the term loan portion of the WPC
         Group's  Debtor-In-Possession  financing, WHX purchased a participation interest  comprising  an  undivided  interest  in the term  loan in the amount  of $30.5  million.  In  addition,  at March 31,  2002,  WHX had balances  due from WPSC  totaling  $8.4  million in the form of secured advances and liquidity support. Unimast had $5.9 million in advance steel  purchases due from WPSC ($2.5  million at April 30, 2002).  There can be no  assurances  that the WPC  Group  will be able to repay  these loans and advances in full.

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

                  Short-term  liquidity is dependent,  in large part, on cash on
         hand,   investments,   precious  metal  values,  and  general  economic
         conditions  and their effect on market demand.  Long-term  liquidity is dependent upon the WHX Group's ability to sustain profitable operations and control  costs during  periods of low demand or pricing in order to sustain positive cash flow. The WHX Group satisfies its working capital requirements through cash on hand, investments,  borrowing availability
         under  the  Revolving  Credit   Facilities  and  funds  generated  from
         operations.  The WHX Group  believes that such sources will provide the
         WHX Group for the next twelve months with the

                  funds  required  to  satisfy   working   capital  and  capital
         expenditure  requirements.  External  factors,  such as world  economic
         conditions,   could  materially  affect  the  WHX  Group's  results  of
         operations and financial condition.

New Accounting Standards
------------------------

                  In  July  2001,  FASB  issued  SFAS  141  and  142,  "Business
         Combinations"  ("SFAS 141") and "Goodwill and Other Intangible  Assets"
         ("SFAS 142"),  respectively.  SFAS 141 supercedes Accounting Principles
         Board  Opinion No. 16 ("APB  16"),  "Business  Combinations."  The most significant  changes  made by SFAS  141  are:  (1)  requiring  that the purchase  method of  accounting  be used for all business  combinations initiated after June 30, 2001, (2) establishing  specific  criteria for the recognition of intangible assets separately from goodwill,  and (3)
         requiring  unallocated  negative goodwill to be written off immediately as an extraordinary gain, instead of being amortized.

                  SFAS 142  supercedes  APB 17,  "Intangible  Assets".  SFAS 142 primarily  addresses the accounting for goodwill and intangible  assets subsequent to their acquisition  (i.e.,  post-acquisition  accounting).
         The  provisions  of SFAS 142 is effective  for fiscal  years  beginning after  December  15,  2001 and must be  adopted at the  beginning  of a fiscal  year.  The  most  significant  changes  made by SFAS 142 are 1)
         goodwill  and  indefinite  lived  intangible  assets  will no longer be amortized, (2) goodwill be will tested for impairment at least annually at the reporting unit level,  (3)  intangible  assets deemed to have an indefinite  life will be tested for impairment at least  annually,  and
         (4) the amortization period of intangible assets with finite lives will no longer be limited to forty (40) years.

                  The Company has adopted the  provisions  of SFAS 142 effective
         January 1, 2002.  As a result of the  adoption of SFAS 142, the Company will not record  amortization  expense for existing goodwill during the year  ending  December  31,  2002.  The Company  recorded  amortization expense of $2.2  million on this  goodwill  for the three  months ended
         March 31, 2001. Any intangible assets acquired or goodwill arising from transactions  after June 30,  2001 will be subject to the  amortization and  non-amortization  provisions of SFAS 141 and SFAS 142. The Company has  recorded  a $44.0  million  non-cash  goodwill  impairment  charge related to the H&H  Wire Group in the first  quarter of 2002.  This charge is shown as a cumulative  effect of an  accounting  change.  The
         Company  recorded  this charge  because  the  present  value of current estimated cash flow  projections will not be sufficient to recover this
         Group's  recorded  goodwill.  The  Company is still  committed  to this business  and expects  improved  performance  from this Group in future periods  as a  result  of  management  changes,  cost  reductions,  and improving economic conditions.

                  In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligation",  ("SFAS 143"). SFAS 143 requires that obligation  associated  with the  retirement  of a tangible  long-lived asset be recorded as a liability when those  obligations  are incurred, with the amount of the liability initially measured at fair value. Upon initially  recognizing a liability for an  asset-retirement  obligation
         ("ARO"),  an entity must capitalize the cost by recognizing an increase in the carrying amount of the related  long-lived asset. Over time, the liability  is  accreted  to its  present  value  each  period,  and the capitalized cost is depreciated over the useful life of the related asset.  Upon  settlement of the liability,  an entity either settles the obligation  for its  recorded  amount  or  incurs  a gain  or loss  upon settlement.  SFAS 143 will be effective for the financial  statement for fiscal years  beginning  after June 15,  2002.  WHX would be required to adopt the  provisions of SFAS 143 in fiscal 2003;  however,  SFAS 143 is not expected to have a significant effect on WHX's financial statements.

                  In  October   2001,   the  FASB  issued   Statement  No.  144,
         "Accounting  for the  Impairment  or  Disposal of  Long-Lived  Assets",
         ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the  impairment or disposal of long-lived  assets.  The Statement  also
         extends  the   reporting   requirements   to  report   separately,   as
         discontinued operations,  components of an entity that have either been disposed  of or  classified  as held  for  sale.  WHX has  adopted  the provisions  of SFAS 144 as of the  beginning of fiscal  2002.  In April
         2002,  WHX  announced  that its  wholly-owned  subsidiary,  Handy &
         Harman,  has decided to exit certain of its precious metal  activities.
         In accordance  with SFAS 144, Handy &  Harman will incur  increased depreciation  expense of approximately $9.0 million on equipment values during  the  remaining  operating  period of the  affected  businesses, estimated to be six months.

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

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

        There  have been no  changes  in  financial  market  risk as  originally discussed in the Company's Annual Report on form 10-K for the year ended
        December 31, 2001.

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

                  Reference is hereby made to Item 3. Legal  Proceedings  of the
         Company's  Annual  Report on Form 10-K for the year ended  December 31,
         2001 for information regarding additional matters.

ITEM 5.          Other Matters

                  In March 2002,  the Company was notified by the New York Stock
         Exchange  ("NYSE")  that its share  price had  fallen  below the NYSE's continued  listing  criteria  requiring an average closing price of not less than $1.00 over a consecutive  30  trading-day  period.  Following such  notification  by the NYSE,  the  Company  has up to six months by which time

        its  share  price  and  average  share  price  over  a  consecutive   30
        trading-day  period  may not be less  than  $1.00.  In the  event  these requirements are not met by the end of the six-month period, the Company would be subject to NYSE trading  suspension  and delisting and, in such event,  management  believes that an alternative  trading venue would be available.  Management is currently evaluating alternatives to bring its average  share  price  back  into  compliance  with  NYSE  requirements, including  a reverse  stock split  which is one of the  proposals  to be acted upon at the 2002 Annual Meeting of Stockholders to be held on June
        18, 2002.

                  Although  management  is actively  seeking to remedy its share price to comply with the NYSE listing criteria,  the Company may not be able to  resolve  the  problem  in a  timely  fashion  or at  all.  The
         Company's  failure to meet the NYSE's continued  listing standards in a timely  fashion or at all could cause its common  stock to be delisted.
         Even if the Company was able to find an alternative  trading market for these  shares,  delisting  from the NYSE  could  adversely  effect  the
         liquidity  of  the  Company's  common  stock,   negatively  impact  the
         Company's  ability  to  raise  future  capital  through  a sale  of the
         Company's  common  stock and make it more  difficult  for  investors to obtain quotations or trade the Company's common stock.

                  The Company's 2002 Annual Meeting of Stockholders is scheduled to be held on June  18,  2002 at the  Dupont  Hotel,  11th  and  Market
         Streets,   Wilmington,   Delaware   19801  at  11:00a.m.   Only  common
         stockholders  of record at the close of business on May 7, 2002 will be entitled to vote at the Annual Meeting.

                  The  Company has also  called a Special  Meeting of  Preferred
         Stockholders  which  is  scheduled  to be held on June  27,  2002.  The location and time has not yet been  determined.  Only holders of record of the Company's  Series A Preferred Stock and Series B Preferred Stock
         at the close of  business  on June 5, 2002 will be  entitled to vote at the Special Meeting.

ITEM 6.  Exhibits And Reports On Form 8-K

     (a) Exhibits

         10.1   Employment Agreement dated as of July 1, 2001 by and between the
                Company and Robert K. Hynes, filed herewith.

     (b) Reports on Form 8-K

         Form 8-K filed on January 11, 2002

         Form 8-K filed on January 23, 2002

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

May 14, 2002