Form 10-Q
period 2002-06-30
WHX CORP
filed 2002-08-09
CIK 106618

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended     June 30, 2002
                                          --------------------------------------

/ /        TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from              to
                                         ---------------------------------------

         For Quarter Ended June 30, 2002           Commission File Number 1-2394

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
Yes /X/     No / /

The number of shares of Common Stock issued and outstanding as of August 5, 2002 was 16,217,571.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended June 30,  Six Months Ended June 30,
                                                           2002         2001          2002        2001
-----------------------------------------------------------------------------------------------------------
                                                                      Restated                  Restated
                                                                                 (in thousands)

Net sales                                               $ 109,159    $ 101,041    $ 201,982    $ 200,695

Cost of goods sold                                         86,030       81,499      161,221      164,501
                                                        ---------    ---------    ---------    ---------

Gross profit                                               23,129       19,542       40,761       36,194

Selling, general and administrative expenses               17,413       21,869       34,431       40,198

Restructuring charges (Note 3)                             10,700         --         10,700         --
                                                        ---------    ---------    ---------    ---------

Income (loss) from operations                              (4,984)      (2,327)      (4,370)      (4,004)
                                                        ---------    ---------    ---------    ---------

Other:
           Interest expense                                 6,537       12,481       15,340       25,109
           Gain on early retirement of debt                11,218       19,012       40,235       19,012
           Other income (expense)                          (1,562)       7,217         (324)       3,786
                                                        ---------    ---------    ---------    ---------

Income (loss) from continuing operations before taxes      (1,865)      11,421       20,201       (6,315)

Tax provision (benefit)                                    (3,159)       5,700       (3,944)      (1,170)
                                                        ---------    ---------    ---------    ---------

Income (loss) from continuing operations                    1,294        5,721       24,145       (5,145)

Income from discontinued operation - net of tax             6,492        2,062        8,343        2,734
                                                        ---------    ---------    ---------    ---------

Income (loss) before cumulative effect of an
   accounting change                                        7,786        7,783       32,488       (2,411)

Cumulative effect of an accounting change (Note 4)           --           --        (44,000)      --
                                                        ---------    ---------    ---------    ---------

Net income (loss)                                           7,786        7,783      (11,512)      (2,411)

Dividend requirement for preferred stock                    4,737        5,110        9,512       10,262
                                                        ---------    ---------    ---------    ---------

Net income (loss) applicable to common stock            $   3,049    $   2,673    $ (21,024)   $ (12,673)
                                                        =========    =========    =========    =========

Basic per share of common stock

Income (loss) from continuing operations                $   (0.22)   $    0.04    $    0.92    $   (1.06)
Income from discontinued operation                           0.41         0.14         0.52         0.19
Cumulative effect of an accounting change                    --           --          (2.76)        --
                                                        ---------    ---------    ---------    ---------
Net income (loss) per share                             $    0.19    $    0.18    $   (1.32)   $   (0.87)
                                                        =========    =========    =========    =========

Diluted per share of common stock

Income (loss) from continuing operations                $   (0.22)   $    0.04    $    0.76    $   (1.06)
Income from discontinued operation                           0.41         0.14         0.26         0.19
Cumulative effect of an accounting change                    --           --          (1.38)        --
                                                        ---------    ---------    ---------    ---------
Net income (loss) per share                             $    0.19    $    0.18    $   (0.36)   $   (0.87)
                                                        =========    =========    =========    =========

See notes to condensed consolidated financial statements.

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                    June 30   December 31
                                                      2002         2001
--------------------------------------------------------------------------------
                                             (Dollars and shares in thousands)
                                             (Unaudited)

ASSETS
Current Assets:
      Cash and cash equivalents                     $  36,256    $   7,789
      Short term investments                            7,224      244,883
      Trade receivables - net                          65,694       45,725
      Inventories                                      87,286       85,279
      Other current assets                             13,227        7,451
                                                    ---------    ---------
                 Total current assets                 209,687      391,127

Advances to WPC                                         8,119        8,369
Note Receivable - WPC                                  31,473       31,005
Property, plant and equipment at cost, less
        accumulated depreciation and amortization     131,832      134,923
Prepaid pension                                        29,494       33,294
Intangibles, net of amortization                      213,505      256,831
Due from Unimast                                        4,207        6,427
Assets of discontinued operations                     118,255      107,193
Other non-current assets                               16,882       22,281
                                                    ---------    ---------

                                                    $ 763,454    $ 991,450
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade payables                                 $  56,657    $  34,131
     Deferred income taxes - current                    8,982        8,982
     Other current liabilities                         36,988       22,023
     Short-term debt                                     --        110,946
                                                    ---------    ---------
               Total current liabilities              102,627      176,082

Long-term debt                                        286,867      432,454
Loss in excess of investment - WPC                     39,592       39,374
Deferred income taxes - non-current                     3,151        3,227
Liabilities of discontinued operations                 51,471       50,011
Other liabilities                                      43,549       33,878
                                                    ---------    ---------
                                                      527,257      735,026

Stockholders' Equity:
     Preferred Stock $.10 par value -
         5,523 shares and 5,571 shares                    552          557
     Common Stock - $.01 par value -
        16,217 shares and 16,070 shares                   162          161
    Accumulated other comprehensive loss               (1,472)      (2,268)
    Additional paid-in capital                        555,904      555,899
    Accumulated earnings (deficit)                   (318,949)    (297,925)
                                                    ---------    ---------
Total stockholders' equity                            236,197      256,424
                                                    ---------    ---------

                                                    $ 763,454    $ 991,450
                                                    =========    =========

See notes to condensed consolidated financial statements.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30
                                                                                                  2002         2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Cash flows from operating activities:
          Net loss                                                                            $ (11,512)   $  (2,411)
          Less: Income from discontinued operaions                                                8,343        2,734
                                                                                              ---------    ---------
          Net loss from continuing operations and cumulative effect of an accounting change     (19,855)      (5,145)
          Non cash income and expenses:
                Cumulative effect of an accounting change                                        44,000         --
                Restructuring charge                                                              9,514         --
                Depreciation and amortization                                                     8,610       12,442
                Amortization of debt related costs                                                1,391        1,942
                Gain on early retirement of debt                                                (40,235)     (19,012)
                Other post employment benefits                                                      190          110
                Deferred income taxes                                                               (76)         (17)
                Gain on sale of assets                                                              (34)         (40)
                Equity income in affiliated companies                                              (175)      (1,226)
                Pension expense                                                                   3,800        2,753
          Decrease (increase) in working capital elements,
                Trade receivables                                                               (19,969)      (3,056)
                Inventories                                                                      (2,007)      26,353
                Other current assets                                                             (7,062)       4,362
                Trade payables                                                                   22,308        5,417
                Other current liabilities                                                         5,291      (10,283)
                Short-term investments - net                                                    237,659       48,920
                Trading account borrowings                                                     (110,946)        --
          Other items-net                                                                          (430)         502
                                                                                              ---------    ---------
                Net cash provided by operating activities from continuing operations            131,974       64,022
                                                                                              ---------    ---------
Cash flows from investing activities:
           Capital expenditures                                                                  (3,363)      (7,118)
           Release of restricted cash                                                              --         33,000
           Note receivable - WPC                                                                   --        (30,453)
           Settlement Agreement - WPC                                                              --        (32,000)
           Restricted cash                                                                         --         (5,000)
           Proceeds from sale of property                                                            51          167
                                                                                              ---------    ---------
                Net cash used in investing activities from continuing operations                 (3,312)     (41,404)
                                                                                              ---------    ---------
Cash flows from financing activities:
           Early retirement of long-term debt                                                   (77,664)     (15,906)
           Due from Unimast                                                                       2,220        2,000
           Net (payments)/borrowings of long-term debt                                          (23,559)      12,535
                                                                                              ---------    ---------
                Net cash used by financing activities from continuing operations                (99,003)      (1,371)
                                                                                              ---------    ---------
Effect of exchange rate changes on net cash                                                          67          (13)
                                                                                              ---------    ---------
Net cash provided by continuing operations                                                       29,726       21,234
Net cash used by discontinued operations                                                         (1,259)        (368)

Cash and cash equivalents at beginning of period                                                  7,789        4,748
                                                                                              ---------    ---------
Cash and cash equivalents at end of period                                                    $  36,256    $  25,614
                                                                                              =========    =========

See notes to condensed consolidated financial statements.

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

                 Certain information and footnote  disclosures normally included in financial  statements  prepared in accordance with generally accepted accounting  principles  have been  condensed or omitted.  This quarterly report on Form 10-Q  should be read in  conjunction  with the  Company's audited consolidated financial statements contained in Form 10-K for the year ended  December 31, 2001. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

                 The consolidated  financial  statements include the accounts of all subsidiary companies except for Wheeling-Pittsburgh  Corporation and its subsidiaries. On November 16, 2000, Wheeling-Pittsburgh  Corporation
        ("WPC"), a wholly owned subsidiary of WHX Corporation  ("WHX"),  and six of its  subsidiaries  including  Wheeling-Pittsburgh  Steel  Corporation
        ("WPSC"  and  together  with WPC and its  other  subsidiaries,  the "WPC
        Group")  filed a petition  seeking  reorganization  under  Chapter 11 of
        Title 11 of the United States  Bankruptcy Code (see Note 1). As a result of the  Bankruptcy  Filing the Company  has, as of  November  16,  2000,
        deconsolidated  the balance  sheet of its wholly owned  subsidiary  WPC.
        Accordingly,  the accompanying  consolidated  balance sheets at June 30,
        2002  and  December  31,  2001  do not  include  any of  the  assets  or liabilities  of WPC,  and the  accompanying  consolidated  statement  of operations and the consolidated  statement of cash flows for the quarter and six  months  ended  June 30,  2002 and 2001  exclude  the  operating results of WPC.

                  Certain  reclassifications  have  been  made to  prior  period balances to conform to current period presentation. The results from the
        2001 periods have been  restated in accordance  with FASB  Statement No.
        144,  "Accounting  for the Impairment or Disposal of Long-Lived  Assets"
        ("SFAS 144"), and FASB Statement No. 145, "Rescission of FASB Statements
        No. 4, 44, and 64,  Amendment of FASB  Statement  No. 13, and  Technical
        Corrections." ("SFAS 145"). Accordingly, the Income Statements,  Balance
        Sheets and Cash Flows of Unimast  Incorporated  have been  classified as discontinued  operations and gains on early retirement of debt have been
        classified  as  income  from  continuing   operations  for  all  periods
        presented.
        (see Note 4)

Nature of Operations
--------------------

                 WHX is a holding  company that has been structured to invest in and/or acquire a diverse group of businesses on a  decentralized  basis.
        WHX's  primary  business  is  Handy  &  Harman  ("H&H"),  a  diversified manufacturing  company whose  strategic  business units  encompass three segments;  precious metal, wire & tubing, and engineered materials.  WHX also owns  Pittsburgh-Canfield  Corporation  ("PCC"),  a manufacturer of electrogalvanized  products  used  in  the  construction  and  appliance industries.  In  June  2002,  the  Company  announced  the  sale  of its wholly-owned  subsidiary  Unimast  Incorporated  ("Unimast"),  a leading manufacturer  of steel  framing and other  products for  commercial  and residential construction.  As a result, Unimast has been classified as a discontinued  operation.  The transaction closed on July 31, 2002. WHX's other  business  consists of WPC and six of its  subsidiaires  including
        WPSC, a  vertically  integrated  manufacturer  of  value-added  and flat rolled  steel  products  (see  Note 1).  WHX,  together  with all of its subsidiaries  shall be  referred  to  herein as the  "Company,"  and the
        Company and its subsidiaries  other than the WPC Group shall be referred to herein as the "WHX Group."

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

                   WPC borrowings  outstanding  under the DIP Credit Facility at
        June 30,  2002  include  $34.7  million  Term  Loan,  $124.1  million in revolving credit borrowings and approximately $2.8 million of letters of credit.  WPC borrowings  outstanding  under the DIP Credit  Facility for revolving  loans totaled $127.2 million at December 31, 2001. Term loans under the DIP Credit  Facility  totaled  $34.4  million at December  31,
        2001. At June 30, 2002,  availability  under the DIP Credit Facility was
        $6.1 million. The DIP Credit Facility expires on the earlier of November
        17, 2002 or the completion of a Plan of  Reorganization.  WPC intends to have completed a Plan of  Reorganization by November 16, 2002. If a Plan
        of Reorganization is not completed by then, WPC will pursue an extension of or a replacement of the current DIP Credit Facility.  There can be no guarantee that this will occur.

                 Although the WPC Group expects to file a Plan of Reorganization at an appropriate time in the future,  there can be no assurance at this time that a Plan of  Reorganization  will be  proposed by the WPC Group, approved or confirmed by the Bankruptcy Court, or that such plan will be consummated.  The WPC Group  currently has the exclusive right to file a
        Plan of  Reorganization.  The exclusive  filing period has been extended most recently until August 30, 2002 by the  Bankruptcy  Court at the WPC
        Group's request,  and while the WPC Group intends to request  extensions of the exclusivity  period if necessary,  there can be no assurance that the Bankruptcy  Court will grant future  extensions.  If the exclusivity period were to expire or be terminated,  other interested parties,  such as  creditors  of the  WPC  Group,  would  have  the  right  to  propose alternative plans of reorganization.

                 During the period  January 1, 2002 through  June 30, 2002,  the
        WPC Group incurred a net loss of $51.5  million,  which is not reflected in the Company's June 30, 2002 consolidated results of operations.  (see
        Note 12)

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
        The sale of certain assets of Pittsburgh-Canfield  Corporation closed on
        June 29, 2001. The PCC agreement  included a one-year  repurchase option for the seller. The repurchase option expired on June 29, 2002.

                 As a result of the total cash  payments  of $32  million to the
        WPC Group by WHX, all intercompany  receivables and liabilities  (except
        for  commercial  trade   transactions),   including  the  liability  for
        redeemable  common stock,  were settled.  In addition,  WHX recorded the fair value of the net assets of PCC of $5.4 million.

                 On October 22,  2001,  the  Bankruptcy  Court  entered an order
        ("October Order"),  approving several transactions intended, among other things, to provide the WPC Group with additional  liquidity.  As part of the  October  Order,  the  Bankruptcy  Court  approved a  Memorandum  of
        Understanding by and among the Company,  Wheeling-Pittsburgh Corporation
        ("WPC"),  Wheeling-Pittsburgh  Steel Corporation ("WPSC") and the United
        Steelworkers  of America,  AFL-CIO-CLC  ("USWA"),  pursuant to which the
        Company  agreed to provide to WPSC (1) up to $5 million of secured loans and $5 million of liquidity  support (part of which consisted of secured financing  terms) during the period from the Order  through  January 31,
        2002,  (2) if certain  conditions  are met, an  additional $2 million of secured  loans (for an aggregate of $7 million) and the  maintenance  of the $5 million of liquidity support referred to above, during the period from February 1, 2002 through March 31, 2002,  (the  conditions were not met,  accordingly  the additional $2.0 million in secured loans were not made), and (3) a $25 million  contribution to a new WPSC defined benefit pension  plan  contingent  upon a  confirmed  WPSC  Chapter  11  Plan of
        Reorganization.  Through June 30, 2002, WHX had advanced $5.0 million of the secured loans and up to $5.5 million of secured  financing.  At June
        30, 2002,  the  outstanding  balance of these secured  advances was $5.0 million and $3.1 million, respectively.

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

                 In January 2002, WPSC finalized a financial  support plan which included a $5.0  million  loan from the State of West  Virginia,  a $7.0 million  loan and a $0.2  million  grant from the State of Ohio, a $10.0 million  advance by the WHX Group for  future  steel  purchases  (all of which were  delivered  before  June 30,  2002) and  additional  wage and salary  deferrals  from WPSC union and salaried  employees.  At June 30,
        2002, the balance  outstanding  with the State of West Virginia was $5.0 million, and $7.0 million with the State of Ohio.

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

                 In each of the above  possible  outcomes,  the WHX Group  would have little or no future ownership in or involvement with the WPC Group, and the WHX Group  future  cash  obligations  to or on behalf of the WPC
        Group  would be  minimal to none  (other  than the $25  million  pension contribution  referred to above).  It is also  possible that none of the above  outcomes  would occur and the WPC Group may shut down a number of their operations. According to WHX's preliminary evaluation of potential pension obligations, if a partial shutdown of the WPC Group's operations were  to  occur  in the  immediate  future  WHX's  liability  for  early retirement  pension benefits could range from  approximately $80 million to $100  million.  It is also  possible  that the WPC Group  could cease
        operations  in  their  entirety  and  this   liability   would  then  be
        significantly  greater.  However,   management  does  not  believe  this
        occurrence is likely. Under current pension law and regulations based on
        WHX's  analysis of the current  funded  status of the pension plan, if a partial  shutdown  were to occur after June 30,  2002,  the cash funding obligations  related to such partial shutdown would not begin until 2003 and would extend over several years. Such cash funding obligations would have a material adverse impact on the liquidity,  financial position and capital resources of WHX. WHX's funding obligation and the impact on the
        Company's  liquidity,  financial position and capital resources could be substantially  reduced or  eliminated if (1) a partial  shutdown,  if it occurs,  were to occur at such a time that the fair market  value of the assets  of the plan  approximates  or  exceeds  the  plan's  liabilities
        (including the early retirement benefits),  (2) a shutdown were to occur gradually  over  several  years  or (3) the  number  of the WPC  Group's operations  shut down were less than  those  assumed in  estimating  the above-mentioned amounts.

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
        However,  WHX has  separately  agreed to be  contingently  liable  for a portion of the OPEB  Obligations.  WHX's contingent  obligation would be triggered  in the event  that the WPC Group was to fail to  satisfy  its
        OPEB Obligations.  WHX's contingent  obligation is limited to 25% of the
        Accumulated  Post-Retirement  Benefit Obligation with respect to the WPC
        Group's  employees and retirees  represented  by the USWA.  WPSC's total
        OPEB Obligation at June 30, 2002 is estimated to be $271.2 million.  WHX has estimated that  approximately 85% of employees and retirees entitled to such OPEB Obligations are represented by the USWA.

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

Note 2 - Discontinued Operations
--------------------------------

                 On June 24, 2002, the Company signed a definitive  agreement to sell  the  stock of  Unimast,  Inc.,  its  wholly-owned  subsidiary,  to
        Worthington Industries,  Inc. for $95.0 million in cash. Under the terms of the  agreement,  the buyer will also assume  certain debt of Unimast, which was approximately  $20.7 million at June 30, 2002. The transaction closed  on July  31,  2002.  In the  third  quarter,  the  Company  will recognize a pre-tax gain on the sale of approximately $20.0 million. The estimated  gain on  sale  is net of  closing  costs,  transaction  fees, employee  related  payments,  and  other  costs and  expenses.  Net cash proceeds  from the sale,  after escrow of $2.5 million,  closing  costs, transaction  fees,  employee  related  payments,  and  other  costs  and expenses are estimated to be $85.0 million. The Company will apply these proceeds in accordance with the terms of the Indenture for the Company's
        10 1/2 % Senior  Notes,  including  the  payment  of  certain  WHX Group indebtedness.

                As a result of the sale,  the Condensed  Consolidated  Financial
        Statements  and related Notes for the periods  presented  herein reflect
        Unimast as a discontinued operation.

                Operating results of discontinued operations were as follows:

                                     Three months ended     Six months ended
                                    June 30,     June 30,  June 30,     June 30,
                                     2002         2001      2002         2001
                                 -----------  -----------  ---------  ------------
                                                  (in thousands)

        Net sales                $  71,890    $  61,748   $ 127,052    $ 118,165

        Operating income            10,849        3,868      14,215        6,100

        Interest expense               382          231         790        1,111

        Other income (expense)        (219)          13        (102)          14

        Income taxes                 3,756        1,588       4,980        2,269

        Net income                   6,492        2,062       8,343        2,734

              Assets and liabilities of discontinued operations were as follows:

                                                       June 30,  December 31,
                                                        2002        2001
                                                     ----------  ------------
                                                         (in thousands)
       Current Assets
         Cash                                        $    701   $     86
         Receivables                                   32,747     22,773
         Inventory                                     30,192     29,556
         Other current assets                           1,682        814
       Property, plant and equipment - net             35,633     36,101
       Other long-term assets                          17,300     17,863
                                                     --------   --------

                                   Total assets       118,255    107,193
                                                     --------   --------

       Accounts payable and accrued liabilities        28,280     21,293
       Long-term debt                                  20,725     22,100
       Other long-term liabilities                      2,466      6,618
                                                     --------   --------

                                 Total liabilities     51,471     50,011
                                                     --------   --------

       Net assets of discontinued operations         $ 66,784   $ 57,182
                                                     ========   ========

Note 3 - Business Restructuring Charges
---------------------------------------

       In April 2002,  the Company's  wholly-owned  subsidiary,  Handy & Harman, announced  its decision to exit certain of its precious  metal  activities.  The affected  product  lines  are  manufactured  at  H&H's  Fairfield,  CT and  East
Providence, RI facilities.

        The  decision to exit these  operating  activities  resulted in a second quarter  restructuring  charge of $10.7  million.  These  charges  include  $5.3
million  in  employee   separation   expenses,   $1.1  million  of   contractual
obligations,  and $4.3  million  in costs to  close  the  facilities,  including refining  charges for inventory  remaining after  operations  cease.  Additional costs of approximately $1.3 million above the aforementioned separation expenses will be  incurred  in the third and  fourth  quarter  in order to  maintain  the employee  base  during the  period  after  operations  cease and  completion  of shutdown efforts.

         The Company expects to fund these costs through the sale of the related property, plant and equipment. To date, the Company has received $5.0 million in deposits for such sales.

         The  following  table  represents  the  activity  of the  restructuring reserve during the second quarter:

                                                                    Reserve
                                             Initial     Cost       Balance
                                             Reserve   Incurred   June 30, 2002
                                             --------  ---------  -------------
       (in thousands)

       Employee separation                   $ 5,274   $   606      $ 4,668

       Facility closing and refining costs     4,326       580        3,746

       Contractual obligations                 1,100      --          1,100
                                             -------   -------      -------

                                             $10,700   $ 1,186      $ 9,514
                                             =======   =======      =======

Note 4 - New Accounting Standards
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

           SFAS 142 supercedes APB 17, "Intangible  Assets".  SFAS 142 primarily addresses the accounting for goodwill and intangible  assets subsequent to their acquisition (i.e.,  post-acquisition accounting). The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001 and must be adopted at the beginning of a fiscal year. The most significant changes made by SFAS 142 are 1)  goodwill  and  indefinite  lived  intangible  assets  will no  longer be amortized,  (2) goodwill be will tested for  impairment at least annually at the reporting unit level,  (3) intangible  assets deemed to have an indefinite  life will be tested for impairment at least annually, and (4) the amortization period of  intangible  assets with finite lives will no longer be limited to forty (40)
years.

            The Company has adopted the provisions of SFAS 142 effective January
1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record amortization  expense for existing  goodwill during the year ending December 31,
2002. The Company recorded amortization expense of $3.6 million on this goodwill for the six months  ended June 30,  2001.  Any  intangible  assets  acquired  or goodwill  arising from  transactions  after June 30, 2001 will be subject to the amortization  and  non-amortization  provisions  of SFAS 141 and SFAS  142.  The
Company has recorded a $44.0 million non-cash goodwill impairment charge related to the H&H Wire Group in the first  quarter of 2002.  This  charge is shown as a cumulative  effect of an  accounting  change.  The Company  recorded this charge because the present value of current estimated cash flow projections will not be sufficient  to recover  this  Group's  recorded  goodwill.  The Company is still committed to this business and expects  improved  performance from this Group in future periods as a result of management changes, cost reductions, and improving economic conditions.

            The following table provides  comparative earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

(in thousands)
                                                           Three Months Ended June 30 Six Months Ended June 30
                                                               2002          2001       2002         2001
                                                            ----------   ------------ ------------------------
Reported income (loss) before discontinued operations and
   cumulative effect of an accounting change                $  (3,443)   $     611   $   14,633   $  (15,407)

Goodwill amortization                                            --          1,700         --          3,619
                                                            ---------    ---------   ----------   ----------

Adjusted income (loss) before discontinued operations and
   cumulative effect of an accounting change                $  (3,443)   $   2,311   $   14,633   $  (11,788)
                                                            =========    =========   ==========   ==========

Basic and Diluted per share of common stock:

Reported income (loss) before discontinued operations and
   cumulative effect of an accounting change                $   (0.22)   $    0.04   $    0.92    $    (1.06)

Goodwill amortization                                            --           0.11         --           0.25
                                                            ---------    ---------   ----------   ----------

Adjusted income (loss) before discontinued operations and
   cumulative effect of an accounting change                $   (0.22)   $    0.15   $    0.92    $    (0.81)
                                                            =========    =========   ==========   ==========

      The changes in the  carrying  amount of goodwill  for the six months ended
June 30, 2002 were as follows:

(in thousands)
                                Precious      Wire &     Engineered
                                 Metals       Tubing      Materials     Total
                                ---------   ---------    ----------- ---------

Balance as of January 1, 2002   $ 106,971   $ 104,918    $  43,977   $ 255,866

Impairment loss                      --       (44,000)        --       (44,000)
                                ---------   ---------    ---------   ---------

Balance at June 30, 2002        $ 106,971   $  60,918    $  43,977   $ 211,866
                                =========   =========    =========   =========

         As of June 30, 2002,  the Company had $1.6 million of other  intangible assets,  which will continue to be amortized over their  remaining  useful lives ranging from 3 to 17 years.

          In August 2001,  the FASB issued  Statement No. 143,  "Accounting  for
Asset Retirement  Obligation"  ("SFAS 143").  SFAS 143 requires that obligations associated with the retirement of a tangible  long-lived  asset be recorded as a liability when those obligations are incurred,  with the amount of the liability initially measured at fair value. Upon initially  recognizing a liability for an asset-retirement  obligation  ("ARO"),  an entity  must  capitalize  the cost by recognizing an increase in the carrying amount of the related  long-lived asset.
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

            In October 2001, the FASB issued Statement No. 144,  "Accounting for the Impairment or Disposal of Long-Lived  Assets".  SFAS 144 addresses financial accounting  and reporting for the  impairment or disposal of long-lived  assets.
The Statement also extends the reporting  requirements to report separately,  as discontinued operations,  components of an entity that have either been disposed of or classified as held for sale. WHX has adopted the provisions of SFAS 144 as of the beginning of fiscal 2002.

            On June 24,  2002,  WHX  announced  that it had  signed  a  purchase agreement to sell the stock of Unimast,  Inc., its  wholly-owned  subsidiary for
$95.0 million in cash. As a result of this purchase agreement, Unimast, Inc. has been accounted for as a discontinued operation in accordance with SFAS 144. (see
Note 2).

            In April 2002,  the FASB issued  Statement No. 145,  "Rescission  of
FASB  Statements  No.  4,44,  and 64,  Amendment of FASB  Statement  No. 13, and
Technical Corrections".  This Statement eliminates the automatic  classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires  that such gain or loss be evaluated for  extraordinary  classification under the criteria of Accounting  Principles Board No. 30, "Reporting Results of
Operations." This Statement also requires sales-leaseback accounting for certain
lease   modifications   that  have   economic   effects   that  are  similar  to
sales-leaseback  transactions,  and makes various other technical corrections to existing pronouncements. The Company has elected to adopt the provisions of SFAS
145 in the second  quarter of 2002. As a result,  prior period results have been restated  to  reflect  gains on  retirement  of debt as income  from  continuing operations.  These gains were previously  accounted for as extraordinary  items.
The following  table  presents the effect of the change on earnings for the 2001 period.

(thousands - except per-share)                       Three months   Six months
                                                        ended         ended
                                                       June 30       June 30
                                                        2001           2001
                                                     ------------   -----------
Income (loss) from continuing operations
 before change in accounting method                   $   (6,636)   $  (17,502)

Change in accounting method for
 gain on retirement of debt                               12,357        12,357
                                                      ----------    ----------

Income (loss) from continuing operations - restated        5,721        (5,145)

Discontinued operations                                    2,062         2,734
                                                      ----------    ----------

Net income (loss)                                     $    7,783    $   (2,411)
                                                      ==========    ==========

Income (loss) per share - basic and diluted

Income (loss) from continuing operations
 before change in accounting method                   $    (0.79)   $    (1.89)

Change in accounting method for
 gain on retirement of debt                                 0.83          0.83
                                                      ----------    ----------

Income (loss) from continuing operations - restated         0.04         (1.06)

Discontinued operations                                     0.14          0.19
                                                      ----------    ----------

Net income (loss)                                     $     0.18    $    (0.87)
                                                      ==========    ==========

      In the first quarter of 2002, the Company recorded an  extraordinary  gain on the retirement of debt of $29.0 million ($18.9 million after tax).  This gain has been  reclassified to earnings from  continuing  operations in the six-month period ended June 30, 2002.

Note 5 - Earnings Per Share
---------------------------

       The  computation  of basic  earnings  per common  share is based upon the average  number of shares of Common Stock  outstanding.  In the  computation  of diluted  earnings  per common share in the six months  ended June  30,2002,  the conversion  of  preferred  stock and  redeemable  common stock would have had an anti-dilutive effect. In the computation of diluted earnings per common share in the three months ended June 30, 2002 and six and three month  periods ended June
30, 2001,  the  conversion of preferred  stock and  redeemable  common stock and exercise of options would have had an anti-dilutive  effect. A reconciliation of the income and shares used in the computation follows:

Reconciliation of Income and Shares in EPS Calculation
(in thousands except per share amounts)

                                                       For the Three Months Ended June 30, 2002

                                                          Income         Shares        Per-Share
                                                        (Numerator)  (Denominator)      Amount
                                                        -----------  -------------     ----------

Net income from continuing operations                   $  1,294
Less: Preferred stock dividends                            4,737
                                                       ---------

Basic and Diluted EPS
Loss from continuing operations
    available to common stockholders                    $ (3,443)       16,004          $ (0.22)
                                                       ===========    ========          =======

                                                       For the Six Months Ended June 30, 2002

                                                          Income         Shares        Per-Share
                                                        (Numerator)  (Denominator)      Amount
                                                        -----------  -------------     ----------

Net income from continuing operations                   $ 24,145
Less: Preferred stock dividends                            9,512
                                                     -----------

Basic EPS
Income from continuing operations
    available to common stockholders                    $ 14,633        15,976         $ 0.92

Effect of Dilutive Securities
     Convertible Preferred Stock                        $  9,512        15,408
     Redeemable Common Stock                                               217
                                                    ------------       -------

Diluted EPS
Income from continuing operations available
to common stockholders plus assumed conversion          $ 24,145        31,601         $ 0.76
                                                   =============       =======         ======

                                                       For the Three Months Ended June 30, 2001

                                                         Income          Shares        Per-Share
                                                      (Numerator)    (Denominator)     Amount
                                                      -----------    -------------     ---------

Net income from continuing operations                   $ 5,721
Less: Preferred stock dividends                           5,110
                                                     ----------

Basic and Diluted EPS
Income from continuing operations
    available to common stockholders                    $   611         14,804         $ 0.04
                                                    ===========        ========        ======

                                                      For the Six Months Ended June 30, 2001

                                                          Income        Shares         Per-Share
                                                       (Numerator)   (Denominator)     Amount
                                                       -----------   -------------     ---------

Net loss from continuing operations                     $ (5,145)
Less: Preferred stock dividends                           10,262
                                                        --------

Basic and Diluted EPS
Loss from continuing operations
    available to common stockholders                    $ (15,407)      14,723         $ (1.06)
                                                       ===========      ======         ========

            Outstanding  stock  options for common  stock  granted to  officers, directors, key employees and others totaled 6.4 million at June 30, 2002.

Preferred Stock

            The Company has accrued  $34.0  million  representing  dividends  in arrears at June 30, 2002 for preferred shares Series A and Series B.

Redeemable Common Stock

        At December  31, 2000  certain  present and former  employees of the WPC
Group held, through an Employee Stock Ownership Plan ("ESOP"), 244,507 shares of common stock of WHX.  These  employees  received such shares as part of the 1991
Chapter 11 Plan of  Reorganization  in exchange for Series C preferred shares of
Wheeling-Pittsburgh  Steel Corporation (WPC's  predecessor  company prior to the
1990 bankruptcy).  Beneficial owners of such shares who were active employees on
August 15, 1990 and who have either  retired,  died or become  disabled,  or who reach 30 years of  service,  may sell their  shares to the Company at a price of
$15 or, upon qualified retirement,  $20 per share. These contingent  obligations are expected to extend over many years,  as participants in the ESOP satisfy the criteria for selling shares to the Company.  In addition,  each  beneficiary can direct the ESOP to sell any or all of its common  stock into the public  markets at any time;  provided,  however,  that the ESOP will not on any day sell in the public  markets  more than 20% of the  number of shares of Common  Stock  traded during the previous  day.  Management  had  estimated  the  liability for future redemptions to be  approximately  $2.6 million at December 31, 2001. As a result of the  Settlement  Agreement  discussed in Note 1, the liability for redeemable common  shares was  assumed  by WPC,  accordingly  participants  will sell their shares to WPC.  Approximately 207,000 shares of Common Stock of WHX were held by the ESOP at June 30, 2002.

Note 6 - Comprehensive Income (Loss)
------------------------------------

        Comprehensive  income (loss) for the three-month  and six-month  periods ended June 30, 2002 and 2001 is as follows:

(in thousands)                                                                   Three Months Ended     Six Months Ended
                                                                                      June 30                June 30
                                                                                  2002      2001        2002         2001
                                                                               --------   ---------   ---------   ---------

Net income (loss)                                                              $  7,786   $  7,783    $(11,512)   $ (2,411)

Other comprehensive income (loss):
   Foreign currency translation adjustments                                       1,105       (152)        796        (802)

   Cumulative effect on equity of SFAS No. 133 adoption - net of tax of $227       --         --          --          (423)

   Interest rate swap, net of tax of $123 and ($106)                               --          228        --          (196)
                                                                               --------   --------    --------    --------

Comprehensive income (loss)                                                    $  8,891   $  7,859    $(10,716)   $ (3,832)
                                                                               ========   ========    ========    ========

Accumulated other  comprehensive  income (loss) balances as of June 30, 2002 and
December 31, 2001 consisted of foreign currency  translation  adjustments are as follows:

(in thousands)

June 30, 2002
-----------------------------------------

Balance on January 1, 2002                          $ (2,268)
Period change                                            796
                                                    --------

Balance on June 30, 2002                            $ (1,472)
                                                    =========

December 31, 2001
-----------------------------------------

Balance on January 1, 2001                          $ (1,501)
Period change                                           (767)
                                                    ---------

Balance on December 31, 2001                        $ (2,268)
                                                    =========

Note 7 - Short Term Investments
-------------------------------

        Net  realized  and  unrealized  gains and losses on  trading  securities included in other income (loss) for the six-months  ended June 30, 2002 and 2001 were a loss of $0.1 million and income of $8.3 million, respectively.

        Net  realized and  unrealized  gains on trading  securities  included in other  income  (loss) for the second  quarter of 2002 was income  $0.2  million.
There was no gain or loss on trading securities in the second quarter of 2001.

Note 8 - Inventory
------------------

        Inventories  at June 30, 2002 and  December  31, 2001 are  comprised  as follows:

(in thousands)                                                        June 30,   December 31,
                                                                        2002        2001
                                                                     ----------  ------------

Finished products                                                    $ 16,015    $ 17,134
In-process                                                             14,391      13,854
Raw materials                                                          22,520      19,251
Fine and fabricated precious metal in various stages of completion     36,144      36,027
                                                                     --------    --------
                                                                       89,070      86,266
LIFO reserve                                                           (1,784)       (987)
                                                                     --------    --------
                                                                     $ 87,286    $ 85,279
                                                                     ========    ========

Note 9 - Long-Term Debt
-----------------------

        The Company's long-term debt consists of the following debt instruments:

(in thousands)                                   June 30,        December 31,
                                                  2002             2001
                                                ---------        ------------

Senior Notes due 2005, 10 1/2%                  $123,031         $245,059
Handy & Harman Senior Secured Credit Facility    141,198          168,155
Unimast Revolving Credit Facility                 14,325           11,045
Other                                              8,313            8,195
                                                --------         --------
                                                 286,867          432,454
Less portion due within one year                    --               --
                                                --------         --------
Total long-term debt                            $286,867         $432,454
                                                ========         ========

            The Unimast  Revolving Credit Facility  presented above will be paid down from the cash proceeds of the sale of Unimast. (see Note 2)

            In the six months  ended June 30,  2002 the  Company  purchased  and retired  $122.0  million  aggregate  principal  amount of 10 1/2% Senior
        Notes in the open market for $77.7 million.  After the write off of $4.1 million of deferred debt related costs, the Company recognized a gain of
        $40.2 million. In the quarter ended June 30, 2002, the Company purchased and retired  $39.5  million  aggregate  principal  amount of the 10 1/2%
        Senior Notes in the open market for $27.0  million.  After the write off of $1.2 million of deferred debt related costs, the Company recognized a gain of $11.2 million.

            In the  quarter  ended June 30,  2001,  the  Company  purchased  and retired $36.4 million  aggregate  principal amount of the 10 1/2% Senior
        Notes in the open market for $15.9 million.  After the write off of $1.5 million of deferred debt related costs, the Company recognized a gain of
        $19.0 million.

Note 10- Contingencies
----------------------

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

            The WPC Group, as are other industrial manufacturers,  is subject to increasingly  stringent  standards  relating  to the  protection  of the environment.  In order to facilitate compliance with these environmental
        standards,   the  WPC  Group  has  incurred  capital   expenditures  for
        environmental  control projects  aggregating $3.4 million,  $0.8 million and $0.3 million for 2000, 2001, and the six months ended June 30, 2002, respectively.  WPC anticipates  spending  approximately $22.6 million in the aggregate on major  environmental  compliance  projects  through the year 2004, estimated to be spent as follows: $2.7 million in 2002, $11.0 million  in  2003,  and  $8.9  million  in  2004.  However,  due  to the possibility of unanticipated  factual or regulatory  developments and in light of limitations imposed by the pending Chapter 11 cases, the amount and  timing  of future  expenditures  may vary  substantially  from such estimates.

            WPC's non-current  accrued  environmental  liabilities totaled $19.1 million at June 30, 2002.  These accruals were  initially  determined by
        WPC,  based on all available  information.  As new  information  becomes available, including information provided by third parties, and changing laws and  regulation,  the  liabilities  are  reviewed  and the accruals adjusted  quarterly.  Management  believes,  based on its best estimate, that WPC has  adequately  provided for  remediation  costs that might be incurred or penalties that might be imposed under present  environmental laws and regulations.

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

                 In the event the WPC Group is unable to fund these liabilities, claims may be made against WHX for payment of such liabilities.

Note 11 - Reported Segments
---------------------------

                       The Company has three reportable  segments:  (1) Precious
            Metal.  This segment  manufactures and sells precious metal products and electroplated  material,  containing silver, gold, and palladium in  combination  with  base  metals  for  use in a wide  variety  of
            industrial   applications;   (2)  Wire  &   Tubing.   This   segment
            manufactures  and sells metal wire,  cable and tubing  products  and fabrications  primarily  from  stainless  steel,  carbon  steel  and
            specialty   alloys,   for  use  in  a  wide  variety  of  industrial
            applications;  (3) Engineered  Materials.  This segment manufactures specialty  roofing and construction  fasteners and products for gas, electricity and water distribution using steel and plastic which are sold to the  construction,  and natural  gas and water  distribution industries.  As a result of the sale of Unimast, Inc., the operating results of PCC have been  reclassified  to the Engineered  Materials
            Segment.  PCC  was  previously  in  the  Unimast  Segment.  PCC is a manufacturer of electrogalvinized  products used in the construction and appliance industries.

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

                 The  following  table  presents   information   about  reported
        segments for the three month and six month periods  ending June 30, 2002 and 2001:

(in thousands)                                                  Three Months Ended          Six Months Ended
                                                                      June 30,                  June 30,
                                                                  2002        2001         2002          2001
                                                               -----------  ---------    ----------   ----------
Revenue

   Precious Metal                                              $  42,792    $  45,758    $  77,664    $  92,746
   Wire & Tubing                                                  35,528       34,130       70,141       71,375
   Engineered Materials                                           30,839       21,153       54,177       36,574
                                                               ---------    ---------    ---------    ---------
           Consolidated revenue                                $ 109,159    $ 101,041    $ 201,982    $ 200,695
                                                               =========    =========    =========    =========

Segment operating income
   Precious Metal                                              $  (7,757)   $   3,055    $  (6,170)   $   4,047
   Wire & Tubing                                                   2,297        1,077        4,140        3,016
   Engineered Materials                                            4,506        2,480        6,394        2,691
                                                               ---------    ---------    ---------    ---------
                                                                    (954)       6,612        4,364        9,754
                                                               ---------    ---------    ---------    ---------

Unallocated corporate expenses                                     4,030        7,239        8,734       10,139
Goodwill amortization                                               --          1,700         --          3,619
                                                               ---------    ---------    ---------    ---------

    Operating loss                                                (4,984)      (2,327)      (4,370)      (4,004)

Interest expense                                                   6,537       12,481       15,340       25,109
Gain on early retirement of debt                                  11,218       19,012       40,235       19,012
Other income (expense)                                            (1,562)       7,217         (324)       3,786
                                                               ---------    ---------    ---------    ---------

         Income (loss) before taxes, discontinued operations
           and cumulative effect of an accounting change          (1,865)      11,421       20,201       (6,315)

Income tax expense (benefit)                                      (3,159)       5,700       (3,944)      (1,170)
Income from discontinued operations - net of tax                   6,492        2,062        8,343        2,734
                                                               ---------    ---------    ---------    ---------

          Income (loss) before cumulative effect of an
            accounting change                                      7,786        7,783       32,488       (2,411)

Cumulative effect of an accounting change - net of tax              --           --        (44,000)        --
                                                               ---------    ---------    ---------    ---------

          Net income (loss)                                    $   7,786    $   7,783    $ (11,512)   $  (2,411)
                                                               =========    =========    =========    =========

Note 12 - Supplemental WPC Group Income Statement Data
------------------------------------------------------

              During the six months ended June 30, 2002 and 2001,  the WPC Group incurred a net loss of $51.5  million  and $98.7  million,  respectively.  These results are not reflected in WHX's June 30, 2002 and 2001  consolidated  results of operations. (see Note 1) The WPC Group's summarized income statement data for the  three  and six  months  ended  June 30,  2002 and  2001 is as  follows  (in thousands):

                                              Three months ended June 30 Six months ended June 30
                                                  2002         2001         2002         2001
                                               ---------    ---------    ---------    ----------
                                                     (Unaudited)              (Unaudited)
Net sales                                      $ 241,642    $ 207,941    $ 447,723    $ 410,647
Cost of goods sold, excluding depreciation       216,457      219,269      428,115      439,090
Depreciation                                      19,436       18,670       37,253       36,974
Selling, general and administrative expenses      11,614       13,105       23,454       26,609
Reorganzation expenses                             2,343        4,158        5,300        8,194
                                               ---------    ---------    ---------    ---------

Operating loss                                    (8,208)     (47,261)     (46,399)    (100,220)

Interest expense                                   4,056        4,495        7,861        8,881
Reorganization income (expense)                    1,297       11,976        1,297       11,976
Other income (expense)                               487        1,025        1,464          884
                                               ---------    ---------    ---------    ---------
Pre-tax loss                                     (10,480)     (38,755)     (51,499)     (96,241)

Tax provision                                          6            6           12        2,506
                                               ---------    ---------    ---------    ---------
Net loss                                       $ (10,486)   $ (38,761)   $ (51,511)   $ (98,747)
                                               =========    =========    =========    ==========

PART I

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations

Results of Operations

Risk Factors and Cautionary Statements

            This Report includes "forward-looking statements" within the meaning of Section 27A of the  Securities  Act of 1933, as amended  ("Securities
        Act"),  and  Section  21E of the  Securities  Exchange  Act of 1934,  as
        amended  ("Exchange  Act"),  including,  in particular,  forward-looking statements  under the  headings  "Item 7.  Management's  Discussion  and
        Analysis of Financial  Condition and Results of Operations" and "Item 8.
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

                        o  In  connection  with  the  Bankruptcy   Filing,   WHX
        purchased  $30.5 million of the senior  secured term loan portion of the
        DIP Credit Agreement provided to the WPC Group. In addition, at June 30,
        2002,  WHX had balances due from WPSC  totaling $8.1 million in the form of secured  advances and  liquidity  support.  There can be no assurance that the WPC Group will be able to repay these loans and rhs in full.

                        o Due to the  Bankruptcy  Filing,  the operations of the
        WPC Group are subject to the  jurisdiction of the Bankruptcy  Court and, as a  result,  WHX's  access  to the  cash  flows  of the WPC  Group  is restricted.  Accordingly, the WHX Group will have to fund its operations and debt service  obligations without access to the cash flow of the WPC
        Group;

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

                        o Various  subsidiaries of the WPC Group  participate in
        the pension plan  sponsored  by the Company.  While such pension plan is fully funded at December 31,  2001,  there can be no assurance  that the plan will remain fully  funded.  Various  developments  could  adversely affect the funded status of the plan. Such developments include (but are not limited  to):  (a) a material  reduction in the value of the pension assets;  (b)  a  change  in  actuarial  assumptions  relating  to  asset accumulation  and liability  discount rates;  and (c) events  triggering early retirement  obligations such as plant shutdowns and/or large scale hourly  workforce  reductions  resulting from the  Bankruptcy  Filing or otherwise.  WHX has also agreed to be contingently  liable for a portion
        of  the  OPEB  Obligations  (as  defined  below),   subject  to  certain
        conditions.  Funding  obligations,  if they  arise,  may have an adverse impact on WHX's  liquidity.  WPC Group's ability to maintain its current
        operating   configurations  and  levels  of  permanent   employment  are
        dependent upon its ability to maintain adequate liquidity.  There can be no  assurances  that the WPC  Group  will be able to  maintain  adequate resources;

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

                        o WHX and  H&H  each  have a  significant  amount of
        outstanding indebtedness, and their ability to access capital markets in the future to refinance such indebtedness may be limited; and

                        o The credit agreement of H&H has certain  financial
        covenants that limit the amount of cash  distributions  that can be paid to WHX.

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

                    WPC borrowings  outstanding under the DIP Credit Facility at
        June 30,  2002  include  $34.7  million  Term  Loan,  $124.1  million in revolving credit borrowings and approximately $2.8 million of letters of credit.  WPC borrowings  outstanding  under the DIP Credit  Facility for revolving  loans totaled $127.2 million at December 31, 2001. Term loans under the DIP Credit  Facility  totaled  $34.4  million at December  31,
        2001. At June 30, 2002,  availability  under the DIP Credit Facility was
        $6.1 million. The DIP Credit Facility expires on the earlier of November
        17, 2002 or the completion of a Plan of  Reorganization.  WPC intends to have completed a Plan of  Reorganization by November 16, 2002. If a Plan

        of Reorganization is not completed by then, WPC will pursue an extension of or a replacement of the current DIP Credit Facility.  There can be no guarantee that this will occur.

                    Although   the  WPC  Group   expects   to  file  a  Plan  of
        Reorganization  at an  appropriate  time in the future,  there can be no assurance at this time that a Plan of Reorganization will be proposed by the WPC Group,  approved or confirmed by the Bankruptcy  Court,  or that such plan will be consummated. The WPC Group currently has the exclusive right to file a Plan of Reorganization.  The exclusive filing period has been  extended  most  recently  until August 30, 2002 by the  Bankruptcy
        Court at the WPC  Group's  request,  and while the WPC Group  intends to request extensions of the exclusivity period if necessary,  there can be no assurance that the Bankruptcy Court will grant future extensions.  If the exclusivity period were to expire or be terminated, other interested parties,  such as  creditors  of the WPC Group,  would have the right to propose alternative plans of reorganization.

                     During the period  January 1, 2002  through  June 30, 2002, the WPC  Group  incurred  a net  loss of  $51.5  million,  which  is not reflected  in the  Company's  June  30,  2002  consolidated  results  of operations.

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
        The sale of certain assets of Pittsburgh-Canfield  Corporation closed on
        June 29, 2001. The PCC agreement  included a one-year  repurchase option for the seller. The repurchase option expired on June 29, 2002.

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

        Understanding by and among the Company,  Wheeling-Pittsburgh Corporation
        ("WPC"),  Wheeling-Pittsburgh  Steel Corporation ("WPSC") and the United
        Steelworkers  of America,  AFL-CIO-CLC  ("USWA"),  pursuant to which the
        Company  agreed to provide to WPSC (1) up to $5 million of secured loans and $5.0  million  of  liquidity  support  (part of which  consisted  of secured  financing  terms)  during  the  period  from the Order  through
        January 31, 2002, (2) if certain  conditions are met, an additional $2.0 million of secured  loans (for an  aggregate  of $7.0  million)  and the maintenance of the $5.0 million of liquidity  support referred to above, during the period from  February 1, 2002 through  March 31,  2002,  (the conditions  were not met,  accordingly  the  additional  $2.0 million in secured loans were not made),  and (3) a $25 million  contribution  to a new WPSC defined  benefit  pension plan contingent upon a confirmed WPSC
        Chapter 11 plan of  reorganization.  Through  December  31, 2001 WHX had advanced  $5.0  million of the secured  loans and up to $5.5  million of secured  financing.  At June 30, 2002 the  outstanding  balance of these secured advances was $5.0 million and $3.1 million, respectively.

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

               In January 2002,  WPSC  finalized a financial  support plan which included a $5.0  million  loan from the State of West  Virginia,  a $7.0 loan and a $0.2 grant from the State of Ohio,  $10 million in advance by the WHX Group for future  steel  purchases,  all of which was  delivered before June 30, 2002, and additional wage and salary deferrals from WPSC union and salaried employees.  At June 30, 2002, the balance outstanding with the State of West  Virginia  was $5.0 million and $7.0 million with the State of Ohio.

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

              In each of the above possible  outcomes,  the WHX Group would have little or no future  ownership in or involvement with the WPC Group, and the WHX Group future cash  obligations  to or on behalf of the WPC Group would  be  minimal  to  none  (other  than  the  $25.0  million  pension contribution  referred to above).  It is also  possible that none of the above  outcomes  would occur and the WPC Group may shut down a number of their operations. According to WHX's preliminary evaluation of potential pension obligations, if a partial shutdown of the WPC Group's operations were  to  occur  in the  immediate  future  WHX's  liability  for  early retirement  pension benefits could range from  approximately $80 million to $100  million.  It is also  possible  that the WPC Group  could cease
        operations  in  their  entirety  and  this   liability   would  then  be

        significantly  greater.  However,   management  does  not  believe  this
        occurrence is likely. Under current pension law and regulations based on the WHX's  analysis of the current funded status of the pension plan, if a partial  shutdown were to occur after June 30, 2002,  the cash funding obligations  related to such partial shutdown would not begin until 2003 and would extend over several years. Such cash funding obligations would have a material adverse impact on the liquidity,  financial position and capital resources of WHX. WHX's funding obligation and the impact on its
        liquidity,   financial   position   and  capital   resources   could  be
        substantially  reduced or  eliminated if (1) a partial  shutdown,  if it occurs,  were to occur at such a time that the fair market  value of the assets  of the plan  approximates  or  exceeds  the  plan's  liabilities
        (including the early retirement benefits),  (2) a shutdown were to occur gradually  over  several  years  or (3) the  number  of the WPC  Group's operations  shut down were less than  those  assumed in  estimating  the above-mentioned amounts.

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
        However,  WHX has  separately  agreed to be  contingently  liable  for a portion of the OPEB  obligations.  WHX's contingent  obligation would be triggered  in the event  that the WPC Group was to fail to  satisfy  its
        OPEB Obligations.  WHX's contingent  obligation is limited to 25% of the
        Accumulated  Post-Retirement  Benefit Obligation with respect to the WPC
        Group's  employees and retirees  represented  by the USWA.  WPSC's total
        OPEB Obligation at June 30, 2002 is estimated to be $271.2 million.  WHX has estimated that  approximately 85% of employees and retirees entitled to such OPEB obligations are represented by the USWA.

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
        WHX's primary business is H&H, a diversified manufacturing company whose strategic  business  segments  encompass,  precious  metal  plating  and fabrication,  specialty wire and tubing, and engineered  materials.  WHX also owns PCC, a manufacturer of electrogalvinized  products used in the construction  and appliance  industries.  On June 24, 2002,  the Company announced  the pending  sale of its  wholly-owned  subsidiary,  Unimast,
        Inc., a leading  manufacturer  of steel  framing and other  products for commercial  and  residential  construction.  The sale closed on July 31,
        2002. As a result,  Unimast,  Inc. has been classified as a discontinued
        operation.  WHX's other  business  consists of WPC and its  subsidiaries including WPSC, a vertically integrated  manufacturer of value-added and flat  rolled  steel  products  which  sought  bankruptcy  protection  in
        November 2000.

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

Results of Operations
---------------------

Comparison of the Second Quarter of 2002 with the Second Quarter of 2001
------------------------------------------------------------------------

                    Net sales for the second quarter of 2002 were $109.2 million compared  to  $101.1  million  in the  second  quarter  of  2001.  Sales decreased by $3.0 million at the Precious Metal Segment. Sales increased at the Wire & Tubing  Segment by $1.4 million and by $9.7 million at the
        Engineered  Materials  Segment.  The sales  increase  in the  Engineered
        Materials  Segment is related to the acquisition of  Pittsburgh-Canfield
        Corporation ("PCC") by WHX from the WPC Group on June 29, 2001.

                     Operating  loss  for the  second  quarter  of 2002 was $5.0 million compared to a $2.3 million operating loss for the second quarter of 2001.  Operating loss at the segment level was $1.0 million  compared to operating  income of $6.6 million in 2001.  The operating  results in the 2002 quarter include a $10.7 million restructuring charge related to the Company's Precious Metal Segment.

                       Unallocated   corporate   expenses  decreased  from  $7.2
        million  to  $4.0  million.   This  decrease  is  primarily  related  to
        non-recurring costs and expenses in 2001.

                         Interest   expense  for  the  second  quarter  of  2002
        decreased  $6.0 million to $6.5 million from $12.5 million in the second quarter of 2001.  This decrease was due to lower  borrowings,  primarily from the retirement of $122.0 million  aggregate  principal amount of 10
        1/2% Senior Notes in the first six months of 2002,  lower interest rates and reduced amortization of deferred financing and consent fees.

                Other  expense  was $1.6  million in the second  quarter of 2002 compared  to income of $7.2  million in 2001.  The  expense for 2002 was primarily related to an unrealized loss on an interest rate swap of $1.7 million,  losses on disposal of  property,  plant and  equipment of $0.6 million,  partially offset by net investment income of $1.4 million. The income in 2001 was primarily related to a favorable settlement of an H&H lawsuit of $3.2 million,  income from WHX Entertainment of $4.0 million, net  investment  income  of $0.5  million,  and other  expenses  of $0.5 million.  In December 2001, WHX  Entertainment  sold its 50% interest in
        Wheeling-Downs Racing Association, Inc.

                In the quarter  ended June 30, 2002 the  Company  purchased  and retired $39.5 million aggregate principal amount of 10 1/2% Senior Notes in the open  market  for  $27.0  million.  After  the  write off of $1.3 million of deferred debt related costs, the Company recognized a gain of
        $11.2 million.

                The Company has adopted  the  provisions  of SFAS 142  effective
        January 1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record  amortization  expense for existing  goodwill during the year ending December 31, 2002. The Company recorded amortization expense of $1.7  million on this  goodwill  for the three  months ended June 30,
        2001.  Any  intangible   assets   acquired  or  goodwill   arising  from
        transactions after June 30, 2001 will be subject to the amortization and non-amortization provisions of SFAS 141 and SFAS 142.

                The 2002 second  quarter tax provision  assumes no liability for federal taxes.  This  assumption is based on the  utilization of current year losses generated by WPC, a  non-consolidated  subsidiary.  The 2001 second  quarter  tax  provision  is based on a federal  benefit  of 35%, offset by permanent differences and state and foreign tax expense.

                The comments that follow compare  revenues and operating  income from  continuing  operations by segment for the second  quarter 2002 and
        2001:

Precious Metal
--------------

                Sales for the Precious Metal Segment decreased $3.0 million from
        $45.8 million in 2001 to $42.8 million in 2002.  Approximately  one-half of this  decrease  was due to a fire at Sumco  Inc.  which  occurred  on
        January  20,  2002.  The balance of the  decrease  was caused by reduced volume due to the slowdown in the economy.  Operating  income  decreased
        $10.8  million from $3.0  million in 2001 to an  operating  loss of $7.8 million  in 2002.  Included  in the 2002  second  quarter  results  is a restructuring  charge of $10.7  million,  as  further  described  below.
        Excluding this charge,  operating  income  decreased $0.1 million due to reduced  revenue  resulting  from the fire damage at Sumco Inc. This was partially offset by increased  customer orders after the announcement of the exit of certain precious metal activities by the Company.

                Concerning the fire at Sumco Inc.,  the Company  believes it has adequate  insurance for both the physical  property  damage and business interruption.  Partial resumption of operations occurred on February 11,
        2002 and repairs to the building,  its infrastructure and replacement of machinery and equipment will be completed in the second half of 2002.

                In April 2002, the Company's  wholly-owned  subsidiary,  Handy &
        Harman,  announced  its decision to exit  certain of its precious  metal activities.  The  affected  product  lines  are  manufactured  at  H&H's
        Fairfield, CT and East Providence, RI facilities.

                The decision to exit these  operating  activities  resulted in a second  quarter  restructuring  charge of $10.7  million.  These charges include $5.3 million in employee  separation  expenses,  $1.1 million of contractual  obligations,  and  $4.3  million  in  costs  to  close  the facilities,  including  refining  charges for inventory  remaining after operations cease.  Additional costs of approximately  $1.3 million above the aforementioned separation expenses will be incurred in the third and fourth  quarter in order to maintain the employee base during the period after operations cease and completion of shutdown efforts.

                The Company  expects to fund these costs through the sale of the related property, plant and equipment. To date, the Company has received
        $5.0 million in deposits for such sales.

Wire & Tubing
-------------

                Sales for the Wire & Tubing Segment  increased $1.4 million from
        $34.1 million in 2001 to $35.5 million in 2002 due to increased sales at domestic  and  foreign  units  that  serve the  refrigeration  industry, partially offset by continued weakness in the semiconductor  fabrication and  telecommunications  markets.  Operating  income  increased  by $1.2 million from $1.1 million in 2001 to $2.3 million in 2002.  Excluding an inventory  reserve of $0.5 million which was recorded in the 2001 second quarter  relating to the Wire Group,  operating  income  increased  $0.7 million, primarily due to increased revenue in the refrigeration market.

Engineered Materials
--------------------

                Sales  for  the  Engineered  Materials  Segment  increased  $9.7 million from $21.1 million in 2001 to $30.8 million in 2002.  The entire increase was result of the  purchase of PCC on June 29, 2001.  Operating income  increased $2.0 million from $2.5 million in 2001 to $4.5 million in 2002, $2.1 million of which resulted from PCC's operations.

Comparison of the First Six Months of 2002 with the First Six Months of 2001
----------------------------------------------------------------------------

                Net sales for the first six months of 2002 were  $202.0  million compared  to  $200.7  million  in the first  six  months of 2001.  Sales decreased  by $15.1  million at the Precious  Metal  Segment and by $1.2 million at the Wire & Tubing  Segment.  Sales increased by $17.6 million
        at  the  Engineered   Materials  Segment.  The  sales  increase  in  the
        Engineered Materials Segment is related to the acquisition of PCC by WHX from the WPC Group on June 29, 2001.

                Operating loss for the first six months of 2002 was $4.4 million compared to a $4.0  million  operating  loss for the first six months of
        2001. Operating income at the segment level was $4.4 million compared to operating  income of $9.8 million in 2001. The operating  results in the
        2002 period include an $10.7 million restructuring charge related to the
        Company's Precious Metal Segment.

                Unallocated  corporate  expenses decreased from $10.1 million to
        $8.7 million.  This decrease is primarily related to non-recurring costs and expenses in 2001,  partially offset by increased  pension expense of
        $1.1 million in the 2002 period.

                Interest expense for the first six months of 2002 decreased $9.8 million to $15.3  million from $25.1  million in the first six months of
        2001.  This  decrease was due to lower  borrowings,  primarily  from the retirement  of $122.0  million of 10 1/2% Senior  Notes in the first six months  of 2002,  lower  interest  rates  and  reduced  amortization  of deferred financing and consent fees.

                Other  expense was $0.3  million in the first six months of 2002 compared  to income of $3.8  million in 2001.  The  expense for 2002 was primarily related to an unrealized loss on an interest rate swap of $1.7 million,  losses on disposal of  property,  plant and  equipment of $0.6 million,  partially offset by net investment income of $2.5 million. The income in 2001 was primarily related to a favorable settlement of an H&H lawsuit of $3.2 million,  income from WHX Entertainment of $7.2 million,

        net investment loss of $6.3 million, and other expenses of $0.3 million.
        In  December   2001,  WHX   Entertainment   sold  its  50%  interest  in
        Wheeling-Downs Racing Association, Inc.

                In the six months ended June 30, 2002 the Company  purchased and retired  $122.0  million  aggregate  principal  amount of 10 1/2% Senior
        Notes in the open market for $77.0 million.  After the write off of $4.1 million of deferred debt related costs, the Company recognized a gain of
        $40.2 million.

                The Company has adopted  the  provisions  of SFAS 142  effective
        January 1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record  amortization  expense for existing  goodwill during the year ending December 31, 2002. The Company recorded amortization expense of $3.6 million on this goodwill for the six months ended June 30, 2001.
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

                The 2002 six  month  tax  provision  assumes  no  liability  for federal taxes.  This  assumption is based on the  utilization of current year losses generated by WPC, a  non-consolidated  subsidiary.  The 2001 period tax  provision  is based on a federal  benefit of 35%,  offset by permanent differences and state and foreign tax expense.

                The comments that follow compare  revenues and operating  income from continuing operations by segment for the six month periods 2002 and
        2001:

Precious Metal
--------------

                Sales for the Precious  Metal  Segment  decreased  $15.1 million from  $92.8  million  in 2001 to $77.7  million  in 2002.  Approximately one-half of this decrease was due to a fire at Sumco Inc. which occurred on January 20,  2002.  The balance of the decrease was caused by reduced volume due to the slowdown in the economy.  Operating  income  decreased
        $10.2  million from $4.0  million in 2001 to an  operating  loss of $6.2 million  in 2002.  Included  in the  2002  period  is a  second  quarter restructuring  charge of $10.7  million,  as previously  described,  and included in the 2001 period was a $3.3 million  precious metals lower of cost or market  adjustment  which  was  partially  offset  by  favorable precious metal gains of $0.9 million.  Excluding the 2002  restructuring charge and the 2001  precious  metal  reserve and precious  metal gains, operating  income  decreased by $1.9  million,  primarily due to reduced revenue  resulting  from  the  severe  fire  damage  at Sumco  Inc.,  as previously discussed.

Wire & Tubing
-------------

                Sales for the Wire & Tubing Segment  decreased $1.2 million from
        $71.4 million in 2001 to $70.2 million in 2002 primarily due to weakness
        in  the  semiconductor   fabrication  and  telecommunications   markets.
        Partially  offsetting this reduction was increased sales at domestic and foreign units that serve the refrigeration industry, and increased sales of tubing to the medical  industry.  Operating  income increased by $1.1 million from $3.0 million in 2001 to $4.1 million in 2002.  Excluding an inventory reserve of $0.8 million,  which was recorded in the first half of 2001  relating to the Wire Group,  operating  income  increased  $0.3 million.

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

Engineered Materials
--------------------

                Sales  for the  Engineered  Materials  Segment  increased  $17.6 million from $36.6 in 2001 to $54.2 million in 2002 primarily due to the purchase  of PCC on June 29,  2001 which  contributed  $16.6  million in sales for the period.  Operating income increased $3.7 million from $2.7 million in 2001 to $6.4 million in 2002,  $3.1 million of which resulted from PCC's operations.

Financial Position
------------------

                Net cash flow provided by operating  activities  from continuing operations  for the six  months  ended  June  30,  2002  totaled  $132.0 million.  Income from continuing operations adjusted for non-cash income and expense  items  provided  $7.1  million.  Working  capital  accounts provided  $124.8  million  of  funds,  as  follows:  Short-term  trading investments and related short-term  borrowings are reported as cash flow from operating  activities and provided a net $126.7 million of funds in the first six months of 2002.  Accounts  receivable  used $20.7 million, trade payables provided $22.3 million,  and net other current items used
        $1.5 million.  Inventories,  valued  principally  by the LIFO method for financial  reporting  purposes,  totaled $87.3 million at June 30, 2002, and used $2.0 million.

                Other   non-working   capital   items,   included  in  operating
        activities used $0.4 million.

                In the  first  six  months of 2002,  $3.4  million  was spent on capital improvements.

                The Company's major  subsidiary,  H&H,  maintains a separate and distinct credit facility with various financial institutions.

                Borrowings  outstanding  against the H&H Senior  Secured  Credit
        Facility  at June 30, 2002  totaled  $142.0  million.  Letters of credit outstanding  under the H&H Revolving  Credit Facility were $11.9 million at June 30, 2002.

                H&H has entered into an interest rate swap agreement for certain of its  variable-rate  debt. The swap agreement covers a notional amount of $100.0 million and converts  $100.0 million of its variable rate debt to a fixed rate of 4.79%.  The effective  date of the swap is January 1,
        2003 with a termination date of July 1, 2004.

                In the six months ended June 30, 2002 the Company  purchased and retired  $122.0  million  aggregate  principal  amount of 10 1/2% Senior
        Notes in the open market for $77.7 million.  After the write off of $4.1 million of deferred debt related costs, the Company recognized a gain of
        $40.2 million.

                Other  long-term  debt  increased $0.1 million from December 31,
        2001 through June 30, 2002 due to working capital requirements.

Liquidity
---------

                At June 30, 2002 the WHX Group had cash and cash  equivalents of
        $36.3 million and short-term investments of $7.2 million.

                In December  2001,  WHX  Entertainment  sold its 50% interest in
        Wheeling-Downs  Racing  Association,  Inc.  for  $105  million  in cash, resulting in an $88.5 million  pre-tax  gain.  WHX received a management fee from Wheeling-Downs Racing Association,  Inc. of $6.6 million during the six months ended June 30, 2001.

                In the twelve  months  ended  December  31,  2001,  the  Company purchased  and retired $36.4 million  aggregate  principal  amount of 10
        1/2%  Senior  Notes in the open  market  for $15.9  million.  During the period  January 1, 2002 through June 30, 2002, WHX used $77.7 million of the proceeds from the sale of Wheeling Downs Racing Association, Inc. to purchase $122.0 million  aggregate  principal  amount of Senior Notes in the open market.  The cumulative result of these purchases amounted to a reduction of principal of $158.4 million and annual  reduction in future cash interest expense of $16.6 million.

                On June 24, 2002, the Company  signed a definitive  agreement to sell  the  stock of  Unimast,  Inc.,  its  wholly-owned  subsidiary,  to
        Worthington Industries,  Inc. for $95.0 million in cash. Under the terms of the  agreement,  the buyer will also assume  certain debt of Unimast,

        which was approximately  $20.7 million at June 30, 2002. The transaction closed  on July  31,  2002.  In the  third  quarter,  the  Company  will recognize a pre-tax gain on the sale of approximately $20.0 million. The estimated  gain on  sale  is net of  closing  costs,  transaction  fees, employee  related  payments,  and  other  costs and  expenses.  Net cash proceeds  from the sale,  after escrow of $2.5 million,  closing  costs, transaction  fees,  employee  related  payments,  and  other  costs  and expenses are estimated to be $85.0 million. The Company will apply these proceeds in accordance with the terms of the Indenture for the Company's
        10 1/2 % Senior  Notes,  including  the  payment  of  certain  WHX Group indebtedness.

                In 2001,  in  connection  with the term loan  portion of the WPC
        Group's  Debtor-In-Possession  financing,  WHX purchased a participation interest comprising an undivided interest in the term loan in the amount of $30.5  million.  In addition,  at June 30, 2002, WHX had balances due from WPSC  totaling  $8.1  million in the form of secured  advances  and liquidity support. There can be no assurances that the WPC Group will be able to repay these loans and advances in full.

                The  WHX  Group  has  a   significant   amount  of   outstanding
        indebtedness,  and their ability to access capital markets in the future may be  limited.  However,  management  believes  that  cash on hand and future  operating  cash flow will  enable the WHX Group to meet its cash needs  for the  foreseeable  future.  The  credit  agreement  of H&H has certain financial  covenants that limit the amount of cash distributions that can be paid to WHX. The H&H credit agreement allows for the payment of management  fees,  income taxes pursuant to a tax sharing  agreement, precious metal lease repayments and related interest,  and certain other expenses.  In addition,  dividends may be paid under certain conditions.
        At December 31, 2001, the net assets of H&H amounted to $270.3  million, of which approximately $0.6 million was not restricted as to the payment of dividends to WHX.

                Short-term  liquidity is  dependent,  in large part,  on cash on
        hand,   investments,   precious  metal  values,   and  general  economic
        conditions  and their effect on market  demand.  Long-term  liquidity is dependent upon the WHX Group's ability to sustain profitable  operations and control  costs  during  periods of low demand or pricing in order to sustain  positive cash flow. The WHX Group satisfies its working capital requirements through cash on hand,  investments,  borrowing availability under  the H&H  Revolving  Credit  Facility  and  funds  generated  from operations.  The WHX Group  believes  that such sources will provide the
        WHX Group for the next twelve months with the funds  required to satisfy working capital and capital expenditure requirements.  External factors, such as world  economic  conditions,  could  materially  affect  the WHX
        Group's results of operations and financial condition.

                At June 30,  2002,  there  were 2.6  million  shares of Series A
        Convertible   Preferred  Stock  and  2.9  million  shares  of  Series  B
        Convertible  Preferred Stock outstanding.  Dividends on these shares are cumulative and are payable  quarterly in arrears,  in an equal amount to
        $3.25  per  annum per share of Series A and $3.75 per annum per share of
        Series B.  Pursuant to the terms of the  Supplemental  Indenture  to the
        Company's 10 1/2 % Senior Notes,  the Company is prohibited  from paying dividends on this  Preferred  Stock until after October 31, 2002, at the earliest  and  thereafter  only in the event that the Company  satisfies certain  conditions  set forth in the Indenture.  Presently,  management believes  that it is not  likely  that the  Company  will be able to pay these dividends in the foreseeable future. At June 30, 2002, the Company had accrued $34.0 million for dividends in arrears.

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
        of $3.6 million on this goodwill for the six months ended June 30, 2001.
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

                In August 2001, the FASB issued  Statement No. 143,  "Accounting for Asset Retirement  Obligation"  ("SFAS 143").  SFAS 143 requires that obligation associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an  asset-retirement  obligation ("ARO"), an entity  must  capitalize  the cost by  recognizing  an  increase  in the carrying  amount  of  the  related  long-lived  asset.  Over  time,  the liability  is  accreted  to its  present  value  each  period,  and  the capitalized  cost is  depreciated  over the useful  life of the  related asset.  Upon  settlement of the liability,  an entity either settles the obligation  for its  recorded  amount  or  incurs  a gain  or loss  upon settlement.  SFAS 143 will be effective for the financial  statement for fiscal years  beginning  after June 15,  2002.  WHX would be required to adopt the  provisions of SFAS 143 in fiscal 2003;  however,  SFAS 143 is not expected to have a significant effect on WHX's financial statements.

                In October 2001, the FASB issued Statement No. 144,  "Accounting for the Impairment or Disposal of Long-Lived  Assets" ("SFAS 144"). SFAS
        144 addresses  financial  accounting and reporting for the impairment or disposal of long-lived  assets. The Statement also extends the reporting
        requirements  to  report   separately,   as   discontinued   operations,
        components  of an entity that have either been disposed of or classified as held for sale.  WHX has adopted the  provisions of SFAS 144 as of the beginning of fiscal 2002. In June 2002, WHX announced that it had signed
        a  purchase   agreement  to  sell  the  stock  of  Unimast,   Inc.,  its
        wholly-owned  subsidiary  for $95.0 million in cash. As a result of this
        purchase  agreement,   Unimast,   Inc.  has  been  accounted  for  as  a
        discontinued operation in accordance with SFAS 144. (see Note 2).

                In April 2002, the FASB issued Statement No. 145, "Rescission of
        FASB  Statements No. 4,44,  and 64,  Amendment of FASB Statement No. 13,
        and Technical  Corrections" ("SFAS 145").This  Statement  eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary  item of  income  and  requires  that such gain or loss be
        evaluated  for  extraordinary   classification  under  the  criteria  of
        Accounting  Principles Board No. 30, "Reporting  Results of Operations."
        This  Statement  also requires  sales-leaseback  accounting  for certain lease  modifications  that have  economic  effects  that are  similar to
        sales-leaseback   transactions,   and  makes  various  other   technical
        corrections to existing pronouncements. The Company has elected to adopt the  provisions of SFAS 145 in the second  quarter of 2002. As a result, prior period  results have been  restated to reflect gains on retirement
        of  debt  as  income  from  continuing  operations.   These  gains  were
        previously  accounted for as  extraordinary  items.  The following table presents the effect of the change on earnings for the 2001 period.

(thousands - except per-share)                      Three months    Six months
                                                       ended          ended
                                                      June 30        June 30
                                                       2001            2001
                                                    -------------  ------------
Income (loss) from continuing operations
 before change in accounting method                   $   (6,636)   $  (17,502)

Change in accounting method for
 gain on retirement of debt                               12,357        12,357
                                                      ----------    ----------

Income (loss) from continuing operations - restated        5,721        (5,145)

Discontinued operations                                    2,062         2,734
                                                      ----------    ----------

Net income (loss)                                     $    7,783    $   (2,411)
                                                      ==========    ==========

Income (loss) per share - basic and diluted

Income (loss) from continuing operations
 before change in accounting method                   $    (0.79)   $    (1.89)

Change in accounting method for
 gain on retirement of debt                                 0.83          0.83
                                                      ----------    ----------

Income (loss) from continuing operations - restated         0.04         (1.06)

Discontinued operations                                     0.14          0.19
                                                      ----------    ----------

Net income (loss)                                     $     0.18    $    (0.87)
                                                      ==========    ==========

             In the first quarter of 2002, the Company recorded an extraordinary gain on the  retirement  of debt of $29.0 million  ($18.9  million after
        tax).   This  gain  has  been  reclassed  to  earnings  from  continuing operations in the six-month period ended June 30, 2002.

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
           -----------------

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

ITEM 3.    Defaults Upon Senior Securities

                        At June 30,  2002,  there  were 2.6  million  shares  of
        Series A Convertible  Preferred Stock and 2.9 million shares of Series B
        Convertible  Preferred Stock outstanding.  Dividends on these shares are cumulative and are payable  quarterly in arrears,  in an equal amount to
        $3.25  per  annum per share of Series A and $3.75 per annum per share of
        Series B.  Pursuant to the terms of the  Supplemental  Indenture  to the
        Company's 10 1/2 % Senior Notes,  the Company is prohibited  from paying dividends on this  Preferred  Stock until after October 31, 2002, at the earliest  and  thereafter  only in the event that the Company  satisfies certain  conditions  set forth in the Indenture.  Presently,  management believes  that it is not  likely  that the  Company  will be able to pay these dividends in the foreseeable future. At June 30, 2002, the Company had accrued $34.0 million for dividends in arrears.

ITEM 4.    Submission of Matters to a Vote of Security Holders

2002 Annual Meeting of Stockholders
-----------------------------------

(a)         The 2002 Annual Meeting of Stockholders was held on June 18, 2002.

(b)         All of the Company's  nominees as Class III directors,  as set forth below, were elected.  There was no solicitation in opposition to the
            Company's  nominees.  The other  members of the  Company's  Board of
            Directors  as of  the  date  of  the  Company's  annual  meeting  of stockholders were William  Goldsmith,  Robert D. LeBlanc,  Marvin L.
            Olshan and Raymond S. Troubh

(c)         Matters voted on at the meeting and the number of votes cast:

                                                  Votes For       Withheld
                                                  ---------       --------

             (1)    Election of Directors

                        Neil D. Arnold           12,241,485       1,494,054

                        Robert A. Davidow        12,239,488       1,496,051

                        Ronald LaBow             12,202,765       1,532,774

                                             Votes For   Votes Against   Abstentions Broker Non-
                                                                                     Votes
                                             ---------   -------------   ----------- -----------

             (2)    Approval of an
                    amendment to the
                    Certificate of
                    Incorporation to
                    effect a reverse
                    stock split             12,697,927      954,001       83,611         0

             (3)    Ratification of
                    Pricewaterhouse
                    Coopers LLP as the
                    Company's Independent
                    Public Accountants for
                    the fiscal year ending
                    December 31, 2002       12,838,772      848,908       47,859        0

2002 Special Meeting of Preferred Stockholders
----------------------------------------------

           The Company held a Special Meeting of Preferred  Stockholders on June
      27, 2002,  where holders of the Company's  Series A Convertible  Preferred
      Stock and Series B Convertible  Preferred  Stock had the right to elect up to two  directors to the Board of Directors of the Company.  No quorum was present at such Special  Meeting,  and  accordingly no action was taken at such meeting.

ITEM 5.          Other Matters

                In March 2002,  the  Company was  notified by the New York Stock
        Exchange  ("NYSE")  that its share  price had  fallen  below the  NYSE's continued  listing  criteria  requiring an average  closing price of not less than $1.00 over a consecutive 30 trading-day period. Following such notification by the NYSE, the Company has up to six months by which time
        its  share  price  and  average  share  price  over  a  consecutive   30
        trading-day  period  may not be less  than  $1.00.  In the  event  these requirements are not met by the end of the six-month period, the Company would be subject to NYSE trading  suspension  and delisting and, in such event,  management  believes that an alternative  trading venue would be available.  Management is currently evaluating alternatives to bring its average  share  price  back  into  compliance  with  NYSE  requirements, including  a  reverse  stock  split  which  was  approved  by a vote  of stockholders at the 2002 Annual Meeting of Stockholders held on June 18,
        2002.

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

ITEM 6.  Exhibits And Reports On Form 8-K

         (a)  Exhibit 99.1 Certification of Principal Executive Officer

              Exhibit 99.2 Certificate of Principal Financial Officer

         (b)  Form 8-K filed on April 26, 2002

              Form 8-K filed on May 1, 2002

              Form 8-K filed on June 25, 2002

                                   SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WHX CORPORATION

                                      /s/ Robert K. Hynes
                                      ----------------------------
                                      Robert K. Hynes
                                      Vice President-Finance
                                      (Principal Accounting Officer)

August 8, 2002

