Form 10-Q
period 2002-09-30
WHX CORP
filed 2002-11-14
CIK 106618

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2002
                              --------------------------------------------------

/ /      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                         to
                              -------------------------  -----------------------

       For Quarter Ended September 30, 2002       Commission File Number 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                            13-3768097
             (State of Incorporation)                (IRS Employer
                                                     Identification No.)

                 110 East 59th Street
                 New York, New York                       10022
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
Yes /X/     No / /

The number of shares of Common  Stock issued and  outstanding  as of November 1,
2002 was 5,405,856.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                           2002         2001                 2002        2001
--------------------------------------------------------------------------------------------------------------------
                                                                      Restated                         Restated
                                                                                (in thousands)

Net sales                                               $ 105,153    $ 100,260            $ 307,135    $ 300,955

Cost of goods sold                                         90,878       80,534              252,099      245,035
                                                        ---------    ---------            ---------    ---------

Gross profit                                               14,275       19,726               55,036       55,920

Selling, general and administrative expenses               20,473       18,365               54,904       58,563

Restructuring charges (Note 3)                              5,038         --                 15,738         --
                                                        ---------    ---------            ---------    ---------

Income (loss) from operations                             (11,236)       1,361              (15,606)      (2,643)
                                                        ---------    ---------            ---------    ---------

Other:
           Interest expense                                 6,135       11,674               21,475       36,783
           Gain on early retirement of debt                   253         --                 40,488       19,012
           Other income (expense)                          (6,381)       2,079               (6,705)       5,865
                                                        ---------    ---------            ---------    ---------

Income (loss) from continuing operations before taxes     (23,499)      (8,234)              (3,298)     (14,549)

Tax provision (benefit)                                    (8,130)      (2,147)             (12,074)      (3,317)
                                                        ---------    ---------            ---------    ---------

Income (loss) from continuing operations                  (15,369)      (6,087)               8,776      (11,232)
                                                        ---------    ---------            ---------    ---------

Discontinued operations:

    Income from discontinued operations - net of tax        2,258        1,614               10,601        4,348
    Gain on sale - net of tax of $6,725                    11,747         --                 11,747         --
                                                        ---------    ---------            ---------    ---------

                                                           14,005        1,614               22,348        4,348
                                                        ---------    ---------            ---------    ---------

Income (loss) before cumulative effect of an
   accounting change                                       (1,364)      (4,473)              31,124       (6,884)

Cumulative effect of an accounting change (Note 4)            --           --                (44,000)      --
                                                        ---------    ---------            ---------    ---------

Net income (loss)                                          (1,364)      (4,473)             (12,876)      (6,884)

Dividend requirement for preferred stock                    4,856        4,827               14,368       15,089
                                                        ---------    ---------            ---------    ---------

Net income (loss) applicable to common stock            $  (6,220)   $  (9,300)           $ (27,244)   $ (21,973)
                                                        =========    =========            =========    =========

Basic and diluted per share of common stock

Income (loss) from continuing operations                $   (3.79)   $   (2.16)           $   (1.05)   $   (5.32)
Discontinued operations                                      2.62         0.32                 4.20         0.88
Cumulative effect of an accounting change                    --           --                  (8.27)       --
                                                        ---------    ---------            ---------    ---------
Net income (loss) per share                             $   (1.17)   $   (1.84)           $   (5.12)   $   (4.44)
                                                        =========    =========            =========    =========

See notes to condensed consolidated financial statements.

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                  September 30,          December 31,
                                                       2002                  2001
------------------------------------------------------------------------------------
                                                   (Dollars and shares in thousands)
                                                   (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                     $ 125,528              $   7,789
      Short term investments                            2,760                244,883
      Trade receivables - net                          57,632                 45,725
      Inventories                                      80,420                 85,279
      Other current assets                             17,004                  9,951
                                                    ---------              ---------
                 Total current assets                 283,344                393,627

Advances to WPC                                         7,755                  8,369
Note Receivable - WPC                                  31,715                 31,005
Property, plant and equipment at cost, less
        accumulated depreciation and amortization     110,682                134,923
Prepaid pension                                        27,594                 33,294
Intangibles, net of amortization                      215,858                256,831
Assets held for sale                                   13,901                   --
Assets of discontinued operations                        --                  107,193
Other non-current assets                               18,279                 26,208
                                                    ---------              ---------

                                                    $ 709,128              $ 991,450
                                                    =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade payables                                 $  64,381              $  34,131
     Deferred income taxes - current                    8,982                  8,982
     Other current liabilities                         51,751                 22,023
     Short-term debt                                     --                  110,946
                                                    ---------              ---------
               Total current liabilities              125,114                176,082

Long-term debt                                        262,265                432,454
Loss in excess of investment - WPC                     40,084                 39,374
Deferred income taxes - non-current                     3,435                  3,227
Liabilities of discontinued operations                   --                   50,011
Other liabilities                                      48,527                 33,878
                                                    ---------              ---------
                                                      479,425                735,026

Stockholders' Equity:
     Preferred Stock $.10 par value -
         5,523 shares and 5,571 shares                    552                    557
     Common Stock - $.01 par value -
        5,406 shares and 5,357 shares                      54                     54
    Accumulated other comprehensive loss               (1,746)                (2,268)
    Additional paid-in capital                        556,008                556,006
    Accumulated earnings (deficit)                   (325,165)              (297,925)
                                                    ---------              ---------
Total stockholders' equity                            229,703                256,424
                                                    ---------              ---------

                                                    $ 709,128              $ 991,450
                                                    =========              =========

See notes to condensed consolidated financial statements.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30
                                                                                                2002           2001
--------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
Cash flows from operating activities:
         Net loss                                                                             $ (12,876)   $  (6,884)
         Less: Income from discontinued operaions                                                10,601        4,348
                                                                                              ----------   -----------
         Net loss from continuing operations and cumulative effect of an accounting change      (23,477)     (11,232)
         Adjsutments to reconcile net loss from continuing operations and cumulative effect of an accounting change to net cash provided by operating activities:
               Cumulative effect of an accounting change                                         44,000         --
               Restructuring charge                                                               9,199         --
               Depreciation and amortization                                                     13,022       18,384
               Amortization of debt related costs                                                 1,912        2,813
               Gain on early retirement of debt                                                 (40,488)     (19,012)
               Gain on sale of discontinued operations                                          (11,747)        --
               Other post employment benefits                                                       339          167
               Deferred income taxes                                                                208         (535)
               Loss (gain) on sale of assets                                                      1,124          (40)
               Equity income in affiliated companies                                               (142)      (2,836)
               Pension expense                                                                    5,700        3,607
         Decrease (increase) in working capital elements,
               Trade receivables                                                                (11,907)      (7,380)
               Inventories                                                                        4,859       31,118
               Other current assets                                                               1,609          784
               Trade payables                                                                    30,153         (377)
               Other current liabilities                                                         20,190       (2,999)
               Short-term investments - net                                                     242,123       60,346
               Trading account borrowings                                                      (110,946)        --
         Other items-net                                                                         (8,635)       5,281
                                                                                              ----------   -----------
               Net cash provided by operating activities from continuing operations             167,096       78,089
                                                                                              ----------   -----------
Cash flows from investing activities:
          Capital expenditures                                                                   (7,600)     (10,165)
          Net proceeds on sale of discontinued operations                                        84,695         --
          Release of restricted cash                                                               --         33,000
          Note receivable - WPC                                                                    --        (30,453)
          Settlement Agreement - WPC                                                               --        (32,000)
          Dividends from affiliates                                                                 141        1,285
          Acquisitions                                                                           (3,057)        --
          Proceeds from sale of property                                                             81          167
                                                                                              ----------   -----------
               Net cash used in investing activities from continuing operations                  74,260      (38,166)
                                                                                              ----------   -----------
Cash flows from financing activities:
          Early retirement of long-term debt                                                    (78,851)     (15,906)
          Due from Unimast                                                                        3,223       (1,804)
          Net (payments)/borrowings of long-term debt                                           (46,679)       7,100
                                                                                              ----------   -----------
               Net cash used by financing activities from continuing operations                (122,307)     (10,610)
                                                                                              ----------   -----------
Effect of exchange rate changes on net cash                                                          48          (22)
                                                                                              ----------   -----------
Net cash provided by continuing operations                                                      119,097       29,291
Net cash (used) / provided by discontinued operations                                            (1,358)       1,016
Cash and cash equivalents at beginning of period                                                  7,789        4,748
                                                                                              ----------   -----------
Cash and cash equivalents at end of period                                                    $ 125,528    $  35,055
                                                                                              ===========  ===========

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

            Certain  information and footnote  disclosures  normally included in financial  statements  prepared in accordance with generally accepted accounting principles  have been condensed or omitted.  This quarterly  report on Form 10-Q should be read in conjunction with the Company's audited consolidated  financial statements  contained in Form 10-K for the year ended  December  31,  2001.  The results of operations  for the quarter and nine months ended  September 30, 2002 are not necessarily indicative of the operating results for the full year.

            The consolidated  financial  statements  include the accounts of all
subsidiary  companies  except  for   Wheeling-Pittsburgh   Corporation  and  its
subsidiaries. On November 16, 2000,  Wheeling-Pittsburgh  Corporation ("WPC"), a
wholly-owned  subsidiary of WHX Corporation ("WHX"), and six of its subsidiaries including  Wheeling-Pittsburgh  Steel Corporation  ("WPSC" and together with WPC
and  its  other  subsidiaries,   the  "WPC  Group")  filed  a  petition  seeking
reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code
(see Note 1). As a result of the  Bankruptcy  Filing,  the  Company  has,  as of
November  16,  2000,  deconsolidated  the  balance  sheet  of  its  wholly-owned subsidiary WPC.  Accordingly,  the accompanying  consolidated  balance sheets at
September  30,  2002 and  December  31, 2001 do not include any of the assets or liabilities of WPC, and the  accompanying  consolidated  statement of operations and the  consolidated  statement  of cash flows for the  quarter and nine months ended September 30, 2002 and 2001 exclude the operating results of WPC.

            Certain reclassifications have been made to prior period balances to conform to current period  presentation.  The results from the 2001 periods have been restated in accordance  with FASB  Statement No. 144,  "Accounting  for the
Impairment or Disposal of Long-Lived  Assets"  ("SFAS 144"),  and FASB Statement
No. 145,  "Rescission of FASB  Statements  No. 4, 44, and 64,  Amendment of FASB
Statement No. 13, and Technical  Corrections"  ("SFAS  145").  Accordingly,  the
Income  Statements,  Balance Sheets and Cash Flows of Unimast  Incorporated have been classified as discontinued operations and gains on early retirement of debt have been  classified  as income  from  continuing  operations  for all  periods presented. (see Note 4)

Nature of Operations
--------------------

            WHX is a  holding  company  that has been  structured  to  invest in and/or  acquire a diverse group of businesses on a  decentralized  basis.  WHX's primary business is Handy & Harman ("H&H"),  a diversified manufacturing company whose strategic business units encompass three segments: precious metal, wire & tubing, and engineered materials.  WHX also owns  Pittsburgh-Canfield
Corporation  ("PCC"), a manufacturer of  electrogalvanized  products used in the construction  and  appliance  industries.  In July 2002,  the  Company  sold its wholly-owned subsidiary Unimast Incorporated ("Unimast"), a leading manufacturer of steel framing and other products for commercial and residential construction.
As a result,  Unimast  has been  classified  as a  discontinued  operation.  The transaction  closed on July 31, 2002.  WHX's other business  consists of WPC and six of its subsidiaries including WPSC, a vertically integrated  manufacturer of value-added and flat rolled steel products (see Note 1). WHX,  together with all of its  subsidiaries  shall be  referred  to  herein as the  "Company,"  and the
Company  and its  subsidiaries  other than the WPC Group  shall be  referred  to herein as the "WHX Group."

Reclassification and Reverse Common Stock Split
-----------------------------------------------

            Certain amounts for prior years have been reclassified to conform to the current year  presentation.  All  references to common shares and per common share amounts have been adjusted to reflect a 1-for-3 reverse common stock split
("Reverse  Split"),  which was approved and declared by the  Company's  Board of
Directors  effective  August 22, 2002.  The common  stockholders  of the Company approved  the reverse  split at the  Company's  Annual  Meeting held on June 18,
2002.

            As a consequence of the reverse split, the conversion ratio for each series of preferred  shares was adjusted  August 22, 2002 in accordance with the terms governing Certificates of Designation, as follows:

     Preferred Shares            Prior Rates          Current Rates
---------------------------  -------------------- -----------------------

         Series A                  3.1686                  1.0562

         Series B                  2.4510                  0.8170

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

            On November 17, 2000, the  Bankruptcy  Court granted the WPC Group's motion to approve a $290 million  Debtor in Possession  Credit  Agreement  ("DIP
Credit Agreement") provided by Citibank, N.A., as initial issuing bank, Citicorp
U.S.A., Inc., as administrative agent, and the DIP Lenders.  Pursuant to the DIP
Credit Agreement,  Citibank, N.A. made term loan advances to the WPC Group up to a maximum  aggregate  principal  amount of $35  million.  In  addition,  the DIP
Lenders  agreed,  subject to certain  conditions,  to provide the WPC Group with revolving loans, swing loans and letter of credit accommodations in an aggregate amount of up to $255 million.  On January 2, 2002,  the WPC Group  requested and received a reduction in the revolving loans, swing loans and letter of credit to a maximum  aggregate  amount of up to $175  million.  On November 14, 2002,  the
Bankruptcy  Court  will  review a motion to amend the DIP  Credit  Agreement  to extend the maturity date to May 17, 2003, to reduce the revolving  loans,  swing loans and letter of credit to a maximum  aggregate  of $160  million and to make certain  other  related  changes  to  the  agreement.  In  connection  with  the
Bankruptcy  Filing,  WHX had  guaranteed $30 million of the term loan portion of the DIP Credit  Agreement ("Term Loan") and deposited in a pledged asset account
$33 million of funds in support of such guaranty.  Effective as of June 1, 2001,
WHX purchased a participation  interest  comprising an undivided interest in the
Term Loan in the amount of $30 million,  plus  interest  accrued but not paid on such  amount of the Term  Loan  through  June 1,  2001.  Concurrently  with such transaction,  WHX's guaranty of $30 million of the Term Loan described above was terminated and the $33 million of funds previously  deposited in a pledged asset account in support of such  guaranty  were released to WHX. WHX paid to Citibank
$30.5 million of such deposited funds to purchase WHX's  participation  interest in the Term Loan.

            WPC  borrowings   outstanding  under  the  DIP  Credit  Facility  at
September  30,  2002  include the $35.0  million  Term Loan,  $136.1  million in revolving credit borrowings and approximately $2.8 million of letters of credit.
WPC borrowings  outstanding  under the DIP Credit  Facility for revolving  loans totaled  $127.2  million at December 31,  2001.  Term loans under the DIP Credit
Facility  totaled $34.4 million at December 31, 2001. At September 30, 2002, net availability  under the DIP Credit  Facility  was $4.2  million.  The DIP Credit
Facility currently expires on the earlier of November 17, 2002 or the completion of a Plan of  Reorganization.  WPC and the DIP  Credit  Agreement  lenders  have negotiated an extension of the maturity  date as set forth above.  The extension is subject to Bankruptcy

Court approval and will be heard on November 14, 2002. The extension is intended
to  give  WPC  the  time   necessary  to  negotiate   and  finalize  a  Plan  of
Reorganization.

            On September 23, 2002,  WPC announced  that the Royal Bank of Canada
("RBC") had filed on its behalf an  application  with the  Emergency  Steel Loan
Guarantee  Board  ("ESLGB")  for a  $250  million  federal  loan  guarantee.  An affiliate of RBC has agreed to underwrite  the loan if the guarantee is granted.
Should the ESLGB grant the application  and issue the loan  guarantee,  the loan would facilitate WPC's efforts to finalize a Plan of  Reorganization.  There can be no assurance, however, that the ESGLB will issue a guarantee or that WPC will be successful in confirming a Plan of Reorganization.

            The WPC Group  currently has the  exclusive  right to file a Plan of
Reorganization.  The  exclusive  filing  period has been  extended most recently until December 9, 2002, by the Bankruptcy Court at the WPC Group's request,  and while the WPC Group intends to request  extensions of the exclusivity  period if necessary, there can be no assurance that the Bankruptcy Court will grant future extensions.  If the  exclusivity  period were to expire or be terminated,  other interested parties,  such as creditors of the WPC Group, would have the right to propose alternative plans of reorganization.

            During the period  January 1, 2002 through  September 30, 2002,  the
WPC Group  incurred a net loss of $44.4  million,  which is not reflected in the
Company's September 30, 2002 consolidated results of operations. (see Note 12)

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented  its  investment in the WPC Group.  In addition to this  investment,
WHX,  on  November  17,  2000,   guaranteed  $30  million  of  the  WPC  Group's
debtor-in-possession  term loan.  Such guaranty was  terminated  effective as of
June 1, 2001 concurrently with WHX's purchase of a participation interest in the
Term Loan as discussed  above.  The  recognition  of the WPC Group's net loss of
$176.6 million, in the year 2000,  eliminated the investment's carrying value of
$136.8  million.  In November  2000,  WHX recorded a liability of $39.8  million representing  the excess of the WPC Group's loss over the carrying amount of the investment.

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

            The Settlement  Agreement provided,  in part, for (1) the payment by
WHX to WPC of $32 million;  (2) the  exchange of releases  between the WPC Group and the WHX Group;  (3) the acquisition by WHX or its designee of certain assets of Pittsburgh-Canfield Corporation ("PCC"), plus the assumption of certain trade payables,  subject to certain terms and conditions (WHX recorded $5.4 million as the fair  value of the net  assets  of  PCC.);  (4) the  termination  of the Tax
Sharing  Agreements  between WHX and WPC; (5) WHX to deliver an agreement to the
WPC Group  whereby it agreed not to charge or allocate any pension  obligations, expenses  or  charges to the WPC Group with  respect  to the WHX  Pension  Plan, subject to certain  limitations as provided  therein,  through and including the earlier of the effective date of a Plan or Plans of Reorganization  and December
31, 2002;  and (6) the final  settlement of all  inter-company  receivables  and liabilities between the WHX Group and the WPC Group (except for commercial trade transactions),  including the liability for redeemable stock. Such transactions, other than the acquisition of certain assets of PCC, all occurred  effective May
29, 2001. The  acquisition of certain assets of PCC closed on June 29, 2001. The
PCC  agreement  included  a  one-year  repurchase  option  for the  seller.  The repurchase option expired on June 29, 2002.

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
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5 million  of  liquidity  support  (part of which consisted of secured financing terms)

during  the period  from the Order  through  January  31,  2002,  (2) if certain conditions  are met, an additional $2 million of secured loans (for an aggregate of $7  million)  and the  maintenance  of the $5  million of  liquidity  support referred to above,  during the period from  February 1, 2002  through  March 31,
2002,  (the  conditions were not met and accordingly the additional $2.0 million in secured  loans were not made),  and (3) a $25 million  contribution  to a new
WPSC defined  benefit  pension  plan  contingent  upon,  among other  things,  a confirmed  WPSC Plan of  Reorganization.  Through  September  30, 2002,  WHX had
advanced  $5.0  million of the secured  loans and up to $5.5  million of secured financing.  At September  30, 2002,  the  outstanding  balance of these  secured advances was $5.0 million and $2.8 million, respectively.

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

            Additionally,  the October Order  approved the terms of the Modified
Labor Agreement  ("MLA") by and among WPC, WPSC and the USWA. WHX is not a party to the MLA. The MLA modifies the current WPSC collective bargaining agreement to provide for, among other things,  immediate  reductions in wages and the cost of providing  medical  benefits to active and  retired  employees  in exchange  for improvement in wages and pension  benefits for hourly employees upon a confirmed
WPSC  Plan  of  Reorganization.  The  MLA is  part  of a  comprehensive  support arrangement that also involves concessions from WPSC salaried employees,  WPSC's vendors and other constituencies in the Chapter 11 proceedings.

            In January  2002,  WPSC  finalized  a financial  support  plan which included a $5.0  million  loan from the State of West  Virginia,  a $7.0 million loan and a $0.2 million grant from the State of Ohio, a $10.0 million advance by the WHX Group for future steel  purchases  (all of which were  delivered  before
June 30,  2002) and  additional  wage and salary  deferrals  from WPSC union and salaried  employees.  At September 30, 2002,  the balance  outstanding  with the
State of West  Virginia  was $5.0  million,  and $7.0  million with the State of
Ohio.

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

            In each of the above  possible  outcomes,  the WHX Group  would have little or no future  ownership in or involvement with the WPC Group, and the WHX
Group future cash  obligations to or on behalf of the WPC Group would be minimal to none (other than the $25 million pension contribution, referred to above). It is also possible that none of the above  outcomes  would occur and the WPC Group may shut  down a  number  of its  operations.  According  to  WHX's  preliminary evaluation of potential  pension  obligations,  if a partial shutdown of the WPC
Group's  operations  were to occur in the immediate  future WHX's  liability for early retirement  pension benefits could range from approximately $80 million to
$100 million. Under current pension law and regulations, based on WHX's analysis of the current funded status of the pension plan, if a partial  shutdown were to occur the  concomitant  cash  funding  obligations  would likely have a material adverse impact on the  liquidity,  financial  position and capital  resources of
WHX. It is also  possible  that the WPC Group could  cease  operations  in their entirety and this liability  would then be  significantly  greater.  The Pension
Benefit  Guaranty  Corporation  ("PBGC")  has advised the Company  that the PBGC believes that on a termination basis, at February 28, 2002, the WHX Pension Plan was  underfunded  by in excess of $80 million  (before the effect of any partial shutdown,  as  described  above).  However,  management  does not believe that a cessation of  operations or a  termination  of the Pension Plan is likely.  If a cessation  of  operations  or a  termination  of the  Plan  were to  occur,  the consequential  cash  funding  obligations  to the WHX Pension  Plan would have a material  adverse  impact  on the  liquidity,  financial  position  and  capital resources of WHX.

            In  connection  with past  collective  bargaining  agreements by and between  the WPC Group  and the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"), the WPC Group is obligated to provide certain medical insurance,  life insurance,  disability  and  surviving  spouse  retirement  benefits  to retired employees and their dependents ("OPEB  Obligations").  WHX is not a signatory to any of these agreements.  However,  WHX has separately agreed to be contingently liable for a portion of the OPEB Obligations.  WHX's contingent obligation would be  triggered  in the event that the WPC Group was to fail to  satisfy  its OPEB
Obligations.  WHX's  contingent  obligation is limited to 25% of the Accumulated
Post-Retirement Benefit Obligation with respect to the WPC Group's employees and retirees  represented  by the USWA.  WPSC's total OPEB  Obligation at January 1,
2002 is estimated to be $271.2 million. WHX has estimated that approximately 85%
of employees and retirees  entitled to such OPEB  Obligations are represented by the USWA.

            WHX's  liability for OPEB  Obligations  exists only so long as (1) a majority  of the  directors  of WPSC or WPC are  affiliated  with  WHX;  (2) WHX controls the Board of Directors of WPSC or WPC through  appointment  or election of a majority of such directors;  or (3) WHX,  through other means,  exercises a level of control normally associated with (1) or (2) above.

Note 2 - Discontinued Operations
--------------------------------

            On July 31,  2002,  the  Company  sold the  stock  of  Unimast,  its wholly-owned  subsidiary,  to Worthington Industries,  Inc. for $95.0 million in cash.  Under  the terms of the  agreement,  the buyer  assumed  certain  debt of
Unimast. In the third quarter, the Company recognized a pre-tax gain on the sale of  approximately  $18.5  million.  The  gain on sale is net of  closing  costs, transaction fees, employee related payments,  and other costs and expenses.  Net cash  proceeds  from the sale,  after  escrow of $2.5  million,  closing  costs, transaction fees,  employee related payments,  and other costs and expenses were
approximately  $85.0  million.   The  Company  has  applied  these  proceeds  in
accordance  with the terms of the  Indenture  for the  Company's 10 1/2 % Senior
Notes.

            As a  result  of the  sale,  the  Condensed  Consolidated  Financial
Statements and related Notes for the periods presented herein reflect Unimast as a discontinued operation.

            Operating results of discontinued operations were as follows:

                               Three months ended September 30         Nine months ended September 30
                                     2002 (1)         2001                2002              2001
                               ----------------------------------------------------------------------
                                                         (in thousands)

Net sales                          $  23,945      $  61,097           $ 150,997           $ 179,262

Operating income                       3,437          3,107              17,652               9,207

Interest/ other income (expense)          86           (980)               (806)             (2,077)

Income taxes                           1,265            513               6,245               2,782

Net income                             2,258          1,614              10,601               4,348

(1)  reflects operating results for the month of July 2002

            Assets and liabilities of discontinued operations were as follows:

                                                 December 31,
                                                    2001
                                               --------------
                                               (in thousands)

     Current Assets
       Cash                                     $     86
       Receivables                                22,773
       Inventory                                  29,556
       Other current assets                          814
     Property, plant and equipment - net          36,101
     Other long-term assets                       17,863
                                                --------

                             Total assets        107,193
                                                --------

     Accounts payable and accrued liabilities     21,293
     Long-term debt                               22,100
     Other long-term liabilities                   6,618
                                                --------

                           Total liabilities      50,011
                                                --------

     Net assets of discontinued operations      $ 57,182
                                                ========

Note 3 - Business Restructuring Charges
---------------------------------------

       In April 2002,  the Company's  wholly-owned  subsidiary,  Handy & Harman, decided to exit certain of its precious metal  activities.  The affected product
lines  are  manufactured  at  H&H's  Fairfield,  CT  and  East  Providence,   RI
facilities.

        The  decision to exit these  operating  activities  resulted in a second quarter restructuring charge of $10.7 million. This charge includes $5.3 million in employee separation expenses  (approximately 220 employees, of which 160 were terminated by September 30, 2002), $1.1 million of contractual obligations,  and
$4.3 million in costs to close the facilities,  including  refining  charges for inventory  remaining after operations  cease. In addition,  the Company incurred
$0.9 million of incremental  costs in the third quarter to maintain the employee base in order to fulfill  customer orders and complete the shutdown  activities.
The Company  estimates that an additional $0.4 million of such incremental costs will be incurred during the fourth  quarter.  Such costs are not included in the aforementioned restructuring charge.

         As of September 30, 2002, the Company has received $7.3 million for the sale of certain equipment associated with these facilities.

         The  following  table  represents  the  activity  of the  restructuring reserve during the second and third quarter:

                                                                       Reserve                      Reserve
                                                                       Balance                      Balance
                                         Initial           Cost        June 30,        Cost       September 30,
                                         Reserve         Incurred        2002        Incurred        2002
                                         -------       ----------     ----------    ---------     -----------
(in thousands)

Employee separation and related costs   $ 5,274        $   606         $ 4,668       $ 1,944        $ 2,724

Facility closing and refining costs       4,326            580           3,746           799          2,947

Contractual obligations                   1,100           --             1,100           125            975
                                        -------        -------         -------       -------        -------

                                        $10,700        $ 1,186         $ 9,514       $ 2,868        $ 6,646
                                        =======        =======         =======       =======        =======

        In September  2002, the Company decided to exit certain of its stainless steel wire  activities.  The  affected  operations  are at H&H's  facilities  in
Liversedge,  England and  Willingboro,  NJ. The decision to exit these operating activities  resulted  in  third  quarter  charges  of  $7.9  million,  including restructuring  charges  of $5.0  million.  The  components  of the $5.0  million restructuring  charge are: $0.5 million in employee  separation  expenses,  $3.9 million for the write-down of production  supplies and  consumables and facility closing costs, and $0.6 million in contractual obligations. The remainder of the charge  amounted to $2.9  million for the  write-down  of  inventory to disposal value.  This  charge is  included  in cost of sales.  In  addition,  the Company expects to incur  incremental  costs of  approximately  $0.7  million  above the aforementioned  separation  expenses in the fourth quarter of 2002 and the first quarter of 2003 to  maintain  the  employee  base in order to  fulfill  customer orders and complete shutdown efforts. Such incremental costs are not included in the aforementioned  restructuring  charge. The Company anticipates cash proceeds in the range of $3.0 million to $4.0 million on the sale of property,  plant and
equipment.   The  Company   will  incur   increased   depreciation   expense  of
approximately  $4.7 million on equipment  values during the remaining  operating period of the affected businesses, estimated to be three months.

           The following  table  represents  the activity of this  restructuring reserve during the third quarter:

                                                                                         Reserve
                                                                                         Balance
                                                      Initial           Cost           September 30,
                                                      Reserve          Incurred            2002
                                                     --------         ---------        -------------
(in thousands)

Employee separation and related costs                  $  460         $ --                $  460

Writedown of production supplies and consumables
       and related facility closing costs               3,935          2,485               1,450

Contractual obligations                                   643           --                   643
                                                       ------         ------              ------

                                                       $5,038         $2,485              $2,553
                                                       ======         ======              ======
             Upon   communication   with  the  employees  of  these  facilities,
additional  separation  accruals  will be recorded in the fourth  quarter in the range of $3.5 million to $4.0 million.

              It is  estimated  that all of the accrued  restructuring  costs at
September 30, 2002, will be paid by the end of the first quarter 2003.

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
2002. The Company recorded amortization expense of $5.4 million on this goodwill for the nine months ended September 30, 2001. Any intangible  assets acquired or goodwill  arising from  transactions  after June 30, 2001 will be subject to the amortization  and  non-amortization  provisions  of SFAS 141 and SFAS  142.  The
Company has recorded a $44.0 million non-cash goodwill impairment charge related to the H&H Wire Group in the first quarter of 2002.  This charge is shown as a cumulative  effect of an accounting  change.  The Company recorded this charge because the present value of current estimated cash flow projections will not be sufficient  to recover  this  Group's  recorded  goodwill.  The Company is still committed to this business and expects  improved  performance from this Group in
future   periods  as  a  result  of   management   changes,   cost   reductions,
restructuring, and improving economic conditions.

            The following table provides  comparative earnings per share had the non-amortization provisions of SFAS 142 been adopted for all periods presented:

(in thousands)
                                                                  Three Months                Nine Months
                                                                Ended September 30         Ended September 30
                                                                 2002         2001          2002         2001
                                                            -------------------------   ------------------------
Reported income (loss) before discontinued operations and
   cumulative effect of an accounting change                $  (20,372)   $  (10,914)   $  (5,739)   $  (26,321)

Goodwill amortization                                             --           1,811         --           5,430
                                                            ----------    ----------    ---------    ----------

Adjusted income (loss) before discontinued operations and
   cumulative effect of an accounting change                $  (20,372)   $   (9,103)   $  (5,739)   $  (20,891)
                                                            ==========    ==========    =========    ==========

Basic and Diluted per share of common stock:

Reported income (loss) before discontinued operations and
   cumulative effect of an accounting change                $    (3.82)   $    (2.16)   $   (1.08)   $    (5.32)

Goodwill amortization                                             --            0.36         --            1.11
                                                            ----------    ----------    ---------    ----------

Adjusted income (loss) before discontinued operations and
   cumulative effect of an accounting change                $    (3.82)   $    (1.80)   $   (1.08)   $    (4.21)
                                                            ==========    ==========    =========    ==========

      The changes in the  carrying  amount of goodwill for the nine months ended
September 30, 2002 were as follows:

(in thousands)
                                  Precious    Wire &     Engineered
                                   Metals     Tubing      Materials      Total
                                ----------   --------  --------------  -----------------

Balance as of January 1, 2002   $ 106,971   $ 104,918    $  43,977   $ 255,866

Impairment loss                      --       (44,000)        --       (44,000)

Additions                            --          --          3,057       3,057
                                ---------   ---------    ---------   ---------

Balance at September 30, 2002   $ 106,971   $  60,918    $  47,034   $ 214,923
                                =========   =========    =========   =========

        The $3.1  million  addition in 2002  related to the  acquisition  of two businesses,  which added  complimentary  product lines to the Company's existing
Engineered Materials businesses.  As of September 30, 2002, the Company had $0.9 million of other  intangible  assets,  which will continue to be amortized  over their remaining useful lives ranging from 3 to 17 years.

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
however,  SFAS 143 is not expected to have a significant effect on the Company's financial statements.

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

            On July 31, 2002,  WHX sold the stock of Unimast,  its  wholly-owned subsidiary for $95.0 million. As a result of this transaction,  Unimast has been accounted for as a discontinued operation in accordance with SFAS 144. (see Note
2).

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

(thousands - except per-share)                       Three months  Nine months
                                                       ended         ended
                                                    September 30  September 30
                                                         2001        2001
                                                    ------------  ------------
Income (loss) from continuing operations
 before change in accounting method                   $  (6,087)   $(23,589)

Change in accounting method for
 gain on retirement of debt - net of tax                   --        12,357
                                                      ---------    --------

Income (loss) from continuing operations - restated      (6,087)    (11,232)

Discontinued operations                                   1,614       4,348
                                                      ---------    --------

Net income (loss)                                     $  (4,473)   $ (6,884)
                                                      =========    ========

Income (loss) per share - basic and diluted

Income (loss) from continuing operations
 before change in accounting method                   $   (2.16)   $  (6.15)

Change in accounting method for
 gain on retirement of debt - net of tax                    --         0.83
                                                      ---------    --------

Income (loss) from continuing operations - restated       (2.16)      (5.32)

Discontinued operations                                    0.32        0.88
                                                      ---------    --------

Net income (loss)                                     $   (1.84)   $  (4.44)
                                                      =========    ========

     In July  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal  Activities"  (SFAS 146").  SFAS 146 sets forth various  modifications  to existing  accounting  guidance  which  prescribes the conditions  which  must be met in  order  for  costs  associated  with  contract terminations, facility consolidations,  employee relocations and terminations to be accrued and recorded as liabilities in financial  statements.  The provisions of SFAS 146, as related to exit or disposal  activities  will be  effective  for fiscal  2003.  SFAS 146 is not  expected  to have a  significant  effect  on the
Company's financial statements.

Note 5 - Earnings Per Share
---------------------------

       The  computation  of basic  earnings  per common  share is based upon the average  number of shares of Common Stock  outstanding.  In the  computation  of diluted  earnings  per common  share in the nine and three month  periods  ended
September 30, 2002 and 2001,  the  conversion of preferred  stock and redeemable common stock and exercise of options would have had an  anti-dilutive  effect. A reconciliation of the income and shares used in the computation follows:

Reconciliation of Income and Shares in EPS Calculation
(in thousands except per share amounts)

                                     For the Three Months Ended September 30, 2002

                                          Income          Shares        Per-Share
                                        (Numerator)    (Denominator)     Amount
                                        -----------    -------------     ------

Net income from continuing operations   $(15,369)
Less: Preferred stock dividends            4,856
                                        ---------

Basic and Diluted EPS
Loss from continuing operations
    available to common stockholders    $(20,225)          5,338      $  (3.79)
                                        ========          =======     =========

                                    For the Nine Months Ended September 30, 2002

                                         Income          Shares        Per-Share
                                       (Numerator)    (Denominator)     Amount
                                       -----------    -------------     ------

Net income from continuing operations   $  8,776
Less: Preferred stock dividends           14,368
                                        --------

Basic and Diluted EPS
Income from continuing operations
    available to common stockholders    $ (5,592)          5,321      $  (1.05)
                                        ========           =====      ========

                                   For the Three Months Ended September 30, 2001

                                         Income          Shares       Per-Share
                                       (Numerator)    (Denominator)     Amount
                                       -----------    -------------     ------

Net income from continuing operations   $ (6,087)
Less: Preferred stock dividends            4,827
                                        --------

Basic and Diluted EPS
Income from continuing operations
    available to common stockholders    $(10,914)          5,046   $  (2.16)
                                        ========           =====   ========

                                    For the Nine Months Ended September 30, 2001

                                        Income           Shares       Per-Share
                                      (Numerator)     (Denominator)     Amount
                                      -----------     -------------     ------

Net loss from continuing operations    $(11,232)
Less: Preferred stock dividends          15,089
                                       ---------

Basic and Diluted EPS
Loss from continuing operations
    available to common stockholders   $(26,321)           4,954   $  (5.32)
                                       ========            =====   ========

            Outstanding  stock  options for common  stock  granted to  officers, directors, key employees and others totaled 2.2 million at September 30, 2002.

Preferred Stock

            The Company has accrued  $38.8  million  representing  dividends  in arrears at September 30, 2002 for preferred shares Series A and Series B.

Redeemable Common Stock

            At December 31, 2000 certain present and former employees of the WPC
Group held, through an Employee Stock Ownership Plan ("ESOP"),  81,502 shares of common stock of WHX.  These  employees  received such shares as part of the 1991
Plan  of   Reorganization   in  exchange  for  Series  C  preferred   shares  of
Wheeling-Pittsburgh  Steel Corporation (WPC's  predecessor  company prior to the
1990 bankruptcy).  Beneficial owners of such shares who were active employees on
August 15, 1990 and who have either  retired,  died or become  disabled,  or who reach 30 years of  service,  may sell their  shares to the Company at a price of
$45 or, upon qualified retirement,  $60 per share. These contingent  obligations are expected to extend over many years,  as participants in the ESOP satisfy the criteria for selling shares to the Company.  In addition,  each  beneficiary can direct the ESOP to sell any or all of its common  stock into the public  markets at any time;  provided,  however,  that the ESOP will not on any day sell in the public  markets  more than 20% of the  number of shares of Common  Stock  traded during the previous  day.  Management  had  estimated  the  liability for future redemptions to be  approximately  $2.6 million at December 31, 2001. As a result of the  Settlement  Agreement  discussed in Note 1, the liability for redeemable common  shares was  assumed  by WPC,  accordingly  participants  will sell their shares to WPC.  Approximately  67,066 shares of Common Stock of WHX were held by the ESOP at September 30, 2002.

Note 6 - Comprehensive Income (Loss)
------------------------------------

            Comprehensive  income  (loss)  for the  three-month  and  nine-month periods ended September 30, 2002 and 2001 is as follows:

(in thousands)                                                                   Three Months Ended     Nine Months Ended
                                                                                     September 30          September 30
                                                                                   2002        2001       2002      2001
                                                                                   ----        ----       ----      ----

Net income (loss)                                                              $ (1,364)   $ (4,473)   $(12,876)   $ (6,884)

Other comprehensive income (loss):
   Foreign currency translation adjustments                                        (274)        399         522        (403)

   Cumulative effect on equity of SFAS No. 133 adoption - net of tax of $227       --          --          --          (423)

   Interest rate hedge, net of tax of $333 and ($227)                              --           619        --           423
                                                                               --------    --------    --------    --------

Comprehensive income (loss)                                                    $ (1,638)   $ (3,455)   $(12,354)   $ (7,287)
                                                                               ========    ========    ========    ========

Accumulated other comprehensive  income (loss) balances as of September 30, 2002 and December 31, 2001 consisted of foreign currency  translation  adjustments as follows:

(in thousands)
September 30, 2002
------------------------------

Balance on January 1, 2002      $(2,268)
Period change                       522
                                -------

Balance on September 30, 2002   $(1,746)
                                =======

December 31, 2001
-----------------------------

Balance on January 1, 2001      $(1,501)
Period change                      (767)
                                -------

Balance on December 31, 2001    $(2,268)
                                =======

Note 7 - Short Term Investments
-------------------------------

            Net realized and unrealized losses on trading securities included in other  income  (expense)  for the third  quarter of 2002 and 2001 were losses of
$4.2 million and $3.9 million, respectively.

            Net realized and unrealized losses on trading securities included in other income  (expense) for the  nine-months  ended  September 30, 2002 and 2001 were losses of $4.3 million and $12.2 million, respectively.

            During the year ended  December 31, 2001 and the  nine-month  period ended  September  30, 2002,  the Company used  short-term  margin  borrowings in connection  with its  short-term  investing  activities.  The Company used $77.1 million of proceeds from the sale of Unimast to reduce its margin borrowings and to permanently reduce its margin borrowing commitment.

Note 8 - Inventory
------------------

            Inventories  at  September  30,  2002  and  December  31,  2001  are
comprised as follows:

(in thousands)                                                     September 30, December 31,
                                                                        2002        2001
                                                                   ------------- ------------

Finished products                                                    $  8,831    $ 17,134
In-process                                                             14,874      13,854
Raw materials                                                          22,541      19,251
Fine and fabricated precious metal in various stages of completion     34,263      36,027
                                                                     --------    --------
                                                                       80,509      86,266
LIFO reserve                                                              (89)       (987)
                                                                     --------    --------
                                                                     $ 80,420    $ 85,279
                                                                     ========    ========

Note 9 - Long-Term Debt
-----------------------

            The  Company's   long-term  debt  consists  of  the  following  debt
instruments:

(in thousands)                                September 30,    December 31,
                                                  2002            2001
                                                  ----            ----

Senior Notes due 2005, 10 1/2%                  $121,549         $245,059
Handy & Harman Senior Secured Credit Facility    132,582          168,155
Unimast Revolving Credit Facility                   --             11,045
Other                                              8,134            8,195
                                                --------         --------
                                                 262,265          432,454
Less portion due within one year                    --               --
                                                --------         --------
Total long-term debt                            $262,265         $432,454
                                                ========         ========

            In the nine months ended  September  30, 2002 the Company  purchased and retired $123.5 million aggregate principal amount of 10 1/2% Senior Notes in the open  market  for $78.9  million.  After the  write off of $4.1  million  of deferred debt related costs, the Company recognized a gain of $40.5 million.  In the quarter  ended  September 30, 2002,  the Company  purchased and retired $1.5 million  aggregate  principal  amount  of the 10 1/2%  Senior  Notes in the open market for $1.2 million. After the write off of deferred debt related costs, the
Company recognized a gain of $0.3 million. Subsequent to September 30, 2002, the
Company purchased and retired $10.8 million aggregate principal amount of the 10
1/2% Senior Notes in the open market for $8.5 million.

            In the nine-months  ended September 30, 2001, the Company  purchased and retired $36.4 million aggregate principal amount of the 10 1/2% Senior Notes in the open  market for $15.9  million.  After the write off of $1.5  million of
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
In order to facilitate  compliance with these environmental  standards,  the WPC
Group has incurred  capital  expenditures  for  environmental  control  projects aggregating $3.4 million,  $0.8 million and $0.9 million for 2000, 2001, and the nine months ended September 30, 2002,  respectively.  WPC  anticipates  spending approximately $20.8 million in the aggregate on major  environmental  compliance projects through the year 2004,  estimated to be spent as follows:  $1.7 million in 2002,  $9.3 million in 2003,  and $9.8 million in 2004.  However,  due to the possibility of unanticipated factual or regulatory  developments and in light of limitations  imposed by the pending  Chapter 11 cases,  the amount and timing of future  expenditures  may vary  substantially  from such  estimates.  Should WPC
finalize  a  Plan  of  Reorganization   and  emerge  from  bankruptcy,   certain
restructuring  projects,  including significantly higher environmental spendings are likely to occur.

            WPC's non-current  accrued  environmental  liabilities totaled $18.9 million at September 30, 2002. These accruals were initially  determined by WPC, based  on all  available  information.  As new  information  becomes  available,
including   information  provided  by  third  parties,  and  changing  laws  and regulation,  the liabilities are reviewed and the accruals  adjusted  quarterly.
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
This segment  manufactures  specialty  roofing and  construction  fasteners  and products for gas,  electricity  and water  distribution  using steel and plastic which are sold to the  construction,  and  natural  gas and  water  distribution industries.  As a result of the sale of Unimast,  the  operating  results of PCC have been reclassified to the Engineered  Materials Segment.  PCC was previously in the Unimast Segment. PCC is a manufacturer of electrogalvinized products used in the construction and appliance industries.

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

            The following table presents information about reported segments for the three-month and nine-month periods ending September 30, 2002 and 2001:

(in thousands)                                                   Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                                  2002        2001         2002          2001
                                                                  ----        ----         ----          ----
                                                                           (Restated)                 (Restated)
Revenue

   Precious Metal                                              $  41,663    $  38,173    $ 119,326    $ 130,919
   Wire & Tubing                                                  31,510       33,416      101,651      104,791
   Engineered Materials                                           31,980       28,671       86,158       65,245
                                                               ---------    ---------    ---------    ---------
           Consolidated revenue                                $ 105,153    $ 100,260    $ 307,135    $ 300,955
                                                               =========    =========    =========    =========

Segment operating income
   Precious Metal                                              $   2,137    $   2,206    $  (4,033)   $   6,253
   Wire & Tubing                                                 (12,408)         855       (8,269)       3,870
   Engineered Materials                                            3,510        3,831        9,904        6,521
                                                               ---------    ---------    ---------    ---------
                                                                  (6,761)       6,892       (2,398)      16,644
                                                               ---------    ---------    ---------    ---------

Unallocated corporate expenses                                     4,475        3,720       13,208       13,857
Goodwill amortization                                               --          1,811         --          5,430
                                                               ---------    ---------    ---------    ---------

    Operating income (loss)                                      (11,236)       1,361      (15,606)      (2,643)

Interest expense                                                   6,135       11,674       21,475       36,783
Gain on early retirement of debt                                     253         --         40,488       19,012
Other income (expense)                                            (6,381)       2,079       (6,705)       5,865
                                                               ---------    ---------    ---------    ---------

         Income (loss) before taxes, discontinued operations
           and cumulative effect of an accounting change         (23,499)      (8,234)      (3,298)     (14,549)

Income tax expense (benefit)                                      (8,130)      (2,147)     (12,074)      (3,317)
Income from discontinued operations - net of tax                   2,258        1,614       10,601        4,348
Gain on sale of Unimast - net of tax of $6,725                    11,747         --         11,747         --
                                                               ---------    ---------    ---------    ---------

          Income (loss) before cumulative effect of an
            accounting change                                     (1,364)      (4,473)      31,124       (6,884)

Cumulative effect of an accounting change - net of tax              --           --        (44,000)        --
                                                               ---------    ---------    ---------    ---------

          Net income (loss)                                    $  (1,364)   $  (4,473)   $ (12,876)   $  (6,884)
                                                               =========    =========    =========    =========

Note 12 - Supplemental WPC Group Income Statement Data
------------------------------------------------------

            During the nine months ended  September  30, 2002 and 2001,  the WPC
Group  incurred a net loss of $44.4  million and $142.7  million,  respectively.
These  results  are  not  reflected  in  WHX's   September  30,  2002  and  2001
consolidated  results of  operations.  (see Note 1) The WPC  Group's  summarized income statement data for the three and nine months ended September 30, 2002 and
2001 is as follows (in thousands):

                                                Three months ended         Nine months ended
                                                    September 30              September 30
                                                  2002        2001         2002          2001
                                                  ----        ----         ----          ----

                                                     (Unaudited)              (Unaudited)
Net sales                                      $ 277,868   $ 224,301    $ 725,591    $ 634,948
Cost of goods sold, excluding depreciation       235,690     227,405      663,806      669,266
Depreciation                                      18,428      18,811       55,681       55,784
Selling, general and administrative expenses      10,528      12,316       33,982       38,925
Reorganzation expenses                             3,155       3,133        8,455       11,327
                                               ---------   ---------    ---------    ---------
Operating profit/(loss)                           10,067     (37,364)     (36,333)    (140,354)

Interest expense                                   4,308       4,106       12,168       12,988
Reorganization income (expense)                     --        (1,050)       1,295       10,926
Other income (expense)                             1,333       1,345        2,797         (266)
                                               ---------   ---------    ---------    ---------
Pre-tax profit/(loss)                              7,092     (41,175)     (44,409)    (142,682)

Tax provision                                          6           5           16           16
                                               ---------   ---------    ---------    ---------
Net income/(loss)                              $   7,086   $ (41,180)   $ (44,425)   $(142,698)
                                               =========   =========    =========    =========

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

            o In connection  with the  Bankruptcy  Filing,  WHX purchased  $30.5 million  of the senior  secured  term loan  portion of the DIP Credit  Agreement provided to the WPC Group. In addition,  at September 30, 2002, WHX had balances due from  WPSC  totaling  $7.8  million  in the  form of  secured  advances  and liquidity support.  There can be no assurance that the WPC Group will be able to repay these loans and advances in full;

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

            o Various  subsidiaries of the WPC Group  participate in the pension plan sponsored by the Company. While the Company's pension plan was fully funded at December 31, 2001,  there can be no assurance that the plan will remain fully funded.  Various  developments  could adversely  affect the funded status of the plan.  Such  developments  include  (but are not  limited  to):  (a) a  material reduction  in the  value  of the  pension  assets;  (b) a  change  in  actuarial assumptions  relating to asset  accumulation  and liability  discount rates; (c)
events  triggering early  retirement  obligations such as plant shutdowns and/or large-scale hourly workforce  reductions resulting from the Bankruptcy Filing or otherwise;  and (d) a  termination  of the  Plan.  WHX  has  also  agreed  to be contingently  liable for a portion of the OPEB  Obligations  (as defined above), subject to certain conditions.  Funding obligations,  if they arise, may have an adverse impact on WHX's  liquidity.  WPC Group's ability to maintain its current operating  configurations and levels of permanent  employment are dependent upon its ability to maintain adequate liquidity.  There can be no assurances that the
WPC Group will be able to maintain adequate resources;

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

            On November 17, 2000, the  Bankruptcy  Court granted the WPC Group's motion to approve a $290 million  Debtor in Possession  Credit  Agreement  ("DIP
Credit Agreement") provided by Citibank, N.A., as initial issuing bank, Citicorp
U.S.A., Inc., as administrative agent, and the DIP Lenders.  Pursuant to the DIP
Credit Agreement,  Citibank, N.A. made term loan advances to the WPC Group up to a maximum  aggregate  principal  amount of $35  million.  In  addition,  the DIP
Lenders  agreed,  subject to certain  conditions,  to provide the WPC Group with revolving loans, swing loans and letter of credit accommodations in an aggregate amount of up to $255 million.  On January 2, 2002,  the WPC Group  requested and received a reduction in the revolving loans, swing loans and letter of credit to a maximum  aggregate  amount of up to $175  million.  On November 14, 2002,  the
Bankruptcy  Court  will  review a motion to amend the DIP  Credit  Agreement  to extend the maturity date to May 17, 2003, to reduce the revolving  loans,  swing loans and letter of credit to a maximum  aggregate  of $160  million and to make certain  other  related  changes  to  the  agreement.  In  connection  with  the
Bankruptcy  Filing,  WHX had  guaranteed $30 million of the term loan portion of the DIP Credit  Agreement ("Term Loan") and deposited in a pledged asset account
$33 million of funds in support of such guaranty.  Effective as of June 1, 2001,
WHX purchased a participation  interest  comprising an undivided interest in the
Term Loan in the amount of $30 million,  plus  interest  accrued but not paid on such  amount of the Term  Loan  through  June 1,  2001.  Concurrently  with such transaction,  WHX's guaranty of $30 million of the Term Loan described above was terminated and the $33 million of funds previously  deposited in a pledged asset account in support of such  guaranty  were released to WHX. WHX paid to Citibank
$30.5 million of such deposited funds to purchase WHX's  participation  interest in the Term Loan.

            WPC  borrowings   outstanding  under  the  DIP  Credit  Facility  at
September  30,  2002  include the $35.0  million  Term Loan,  $136.1  million in revolving credit borrowings and approximately $2.8 million of letters of credit.
WPC borrowings  outstanding  under the DIP Credit  Facility for revolving  loans totaled  $127.2  million at December 31,  2001.  Term loans under the DIP Credit
Facility  totaled $34.4 million at December 31, 2001. At September 30, 2002, net availability  under the DIP Credit  Facility  was $4.2  million.  The DIP Credit
Facility currently expires on the earlier of November 17, 2002 or the completion of a Plan of  Reorganization.  WPC and the DIP  Credit  Agreement  lenders  have negotiated an extension of the maturity  date as set forth above.  The extension is subject to Bankruptcy  Court approval and will be heard on November 14, 2002.
The  extension  is  intended to give WPC the time  necessary  to  negotiate  and finalize a Plan of Reorganization.

            On September 23, 2002,  WPC announced  that the Royal Bank of Canada
("RBC") had filed on its behalf an  application  with the  Emergency  Steel Loan
Guarantee  Board  ("ESLGB")  for a  $250  million  federal  loan  guarantee.  An affiliate of RBC has agreed to underwrite  the loan if the guarantee is granted.
Should the ESLGB grant the application  and issue the loan  guarantee,  the loan would facilitate WPC's efforts to finalize a Plan of  Reorganization.  There can be no assurance, however, that the ESGLB will issue a guarantee or that WPC will be successful in confirming a Plan of Reorganization.

            The WPC Group  currently has the  exclusive  right to file a Plan of
Reorganization.  The  exclusive  filing  period has been  extended most recently until December 9, 2002, by the Bankruptcy Court at the WPC Group's request,  and while the WPC Group intends to request  extensions of the exclusivity  period if necessary, there can be no assurance that the Bankruptcy Court will grant future extensions.  If the  exclusivity  period were to expire or be terminated,  other interested parties,  such as creditors of the WPC Group, would have the right to propose alternative plans of reorganization.

            During the period  January 1, 2002 through  September 30, 2002,  the
WPC Group  incurred a net loss of $44.4  million,  which is not reflected in the
Company's September 30, 2002 consolidated results of operations. (see Note 12)

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented  its  investment in the WPC Group.  In addition to this  investment,
WHX,  on  November  17,  2000,   guaranteed  $30  million  of  the  WPC  Group's
debtor-in-possession  term loan.  Such guaranty was  terminated  effective as of
June 1, 2001 concurrently with WHX's purchase of a participation interest in the
Term Loan as discussed  above.  The  recognition  of the WPC Group's net loss of
$176.6 million, in the year 2000,  eliminated the investment's carrying value of
$136.8  million.  In November  2000,  WHX recorded a liability of $39.8  million representing  the excess of the WPC Group's loss over the carrying amount of the investment.

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

            The Settlement  Agreement provided,  in part, for (1) the payment by
WHX to WPC of $32 million;  (2) the  exchange of releases  between the WPC Group and the WHX Group;  (3) the acquisition by WHX or its designee of certain assets of Pittsburgh-Canfield Corporation ("PCC"), plus the assumption of certain trade payables,  subject to certain terms and conditions (WHX recorded $5.4 million as the fair  value of the net  assets  of  PCC.);  (4) the  termination  of the Tax
Sharing  Agreements  between WHX and WPC; (5) WHX to deliver an agreement to the
WPC Group  whereby it agreed not to charge or allocate any pension  obligations, expenses  or  charges to the WPC Group with  respect  to the WHX  Pension  Plan, subject to certain  limitations as provided  therein,  through and including the earlier of the effective date of a Plan or Plans of Reorganization  and December
31, 2002;  and (6) the final  settlement of all  inter-company  receivables  and liabilities between the WHX Group and the WPC Group (except for commercial trade transactions),  including the liability for redeemable stock. Such transactions, other than the acquisition of certain assets of PCC, all occurred  effective May
29, 2001. The  acquisition of certain assets of PCC closed on June 29, 2001. The
PCC  agreement  included  a  one-year  repurchase  option  for the  seller.  The repurchase option expired on June 29, 2002.

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
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5 million  of  liquidity  support  (part of which consisted of secured  financing  terms) during the period from the Order through
January 31, 2002, (2) if certain conditions are met, an additional $2 million of secured  loans (for an aggregate of $7 million)  and the  maintenance  of the $5 million of liquidity support referred to above,  during the period from February
1, 2002 through March 31, 2002, (the conditions were not met and accordingly the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution to a new WPSC defined benefit pension plan contingent  upon,  among other things,  a confirmed WPSC Plan of  Reorganization.  Through  September 30,
2002,  WHX had advanced $5.0 million of the secured loans and up to $5.5 million of secured  financing.  At September 30, 2002, the outstanding  balance of these secured advances was $5.0 million and $2.8 million, respectively.

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

            Additionally,  the October Order  approved the terms of the Modified
Labor Agreement  ("MLA") by and among WPC, WPSC and the USWA. WHX is not a party to the MLA. The MLA modifies the current WPSC collective bargaining agreement to provide for, among other things,  immediate  reductions in wages and the cost of providing  medical  benefits to active and  retired  employees  in exchange  for improvement in wages and pension  benefits for hourly employees upon a confirmed
WPSC  Plan  of  Reorganization.  The  MLA is  part  of a  comprehensive  support arrangement that also involves concessions from WPSC salaried employees,  WPSC's vendors and other constituencies in the Chapter 11 proceedings.

            In January  2002,  WPSC  finalized  a financial  support  plan which included a $5.0  million  loan from the State of West  Virginia,  a $7.0 million loan and a $0.2 million grant from the State of Ohio, a $10.0 million advance by the WHX Group for future steel  purchases  (all of which were  delivered  before
June 30,  2002) and  additional  wage and salary  deferrals  from WPSC union and salaried  employees.  At September 30, 2002,  the balance  outstanding  with the
State of West  Virginia  was $5.0  million,  and $7.0  million with the State of
Ohio.

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

            In each of the above  possible  outcomes,  the WHX Group  would have little or no future  ownership in or involvement with the WPC Group, and the WHX
Group future cash  obligations to or on behalf of the WPC Group would be minimal to none (other than the $25 million pension contribution, referred to above). It is also possible that none of the above  outcomes  would occur and the WPC Group may shut  down a  number  of its  operations.  According  to  WHX's  preliminary evaluation of potential  pension  obligations,  if a partial shutdown of the WPC
Group's  operations  were to occur in the immediate  future WHX's  liability for early retirement  pension benefits could range from approximately $80 million to
$100 million. Under current pension law and regulations, based on WHX's analysis of the current funded status of the pension plan, if a partial  shutdown were to occur the  concomitant  cash  funding  obligations  would likely have a material adverse impact on the  liquidity,  financial  position and capital  resources of
WHX. It is also  possible  that the WPC Group could  cease  operations  in their entirety and this liability  would then be  significantly  greater.  The Pension
Benefit  Guaranty  Corporation  ("PBGC")  has advised the Company  that the PBGC believes that on a termination basis, at February 28, 2002, the WHX Pension Plan was  underfunded  by in excess of $80 million  (before the effect of any partial shutdown,  as  described  above).  However,  management  does not believe that a cessation of  operations or a  termination  of the Pension Plan is likely.  If a cessation  of  operations  or a  termination  of the  Plan  were to  occur,  the consequential  cash  funding  obligations  to the WHX Pension  Plan would have a material  adverse  impact  on the  liquidity,  financial  position  and  capital resources of WHX.

            In  connection  with past  collective  bargaining  agreements by and between  the WPC Group  and the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"), the WPC Group is obligated to provide certain medical insurance,  life insurance,  disability  and  surviving  spouse  retirement  benefits  to retired employees and their dependents ("OPEB  Obligations").  WHX is not a signatory to any of these agreements.  However,  WHX has separately agreed to be contingently liable for a portion of the OPEB Obligations.  WHX's contingent obligation would be  triggered  in the event that the WPC Group was to fail to  satisfy  its OPEB
Obligations.  WHX's  contingent  obligation is limited to 25% of the Accumulated
Post-Retirement Benefit Obligation with respect to the WPC Group's employees and retirees  represented  by the USWA.  WPSC's total OPEB  Obligation at January 1,
2002 is estimated to be $271.2 million. WHX has estimated that approximately 85%
of employees and retirees  entitled to such OPEB  Obligations are represented by the USWA.

            WHX's  liability for OPEB  Obligations  exists only so long as (1) a majority  of the  directors  of WPSC or WPC are  affiliated  with  WHX;  (2) WHX controls the Board of Directors of WPSC or WPC through  appointment  or election of a majority of such directors;  or (3) WHX,  through other means,  exercises a level of control normally associated with (1) or (2) above.

            Overview

            WHX is a  holding  company  that has been  structured  to  invest in and/or  acquire a diverse group of businesses on a  decentralized  basis.  WHX's primary  business is H&H, a diversified  manufacturing  company whose  strategic business segments encompass,  precious metal plating and fabrication,  specialty wire and tubing, and engineered materials.  WHX also owns PCC, a manufacturer of electrogalvinized products used in the construction and appliance industries. On
June 24,  2002,  the  Company  announced  the pending  sale of its  wholly-owned subsidiary,  Unimast,  Inc., a leading  manufacturer  of steel framing and other products for commercial and  residential  construction.  The sale closed on July
31, 2002.  As a result,  Unimast,  Inc. has been  classified  as a  discontinued
operation.  WHX's other business consists of WPC and its subsidiaries  including
WPSC, a vertically integrated  manufacturer of value-added and flat rolled steel products, which sought bankruptcy protection in November 2000.

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

Results of Operations
---------------------

Comparison of the Third Quarter of 2002 with the Third Quarter of 2001
----------------------------------------------------------------------

            Net sales for the third quarter of 2002 were $105.2 million compared to $100.3 million in the third quarter of 2001.  Sales increased at the Precious
Metal  Segment by $3.5 million and by $3.3 million at the  Engineered  Materials
Segment.  Sales  decreased by $1.9 million at the Wire & Tubing  Segment.  Gross profit  percentage  declined in the third quarter of 2002 to 13.6% from 19.7% in the third quarter of 2001  primarily  from  write-downs of inventory to disposal values and  reserves  for excess and slow moving  inventories  at the  Company's stainless steel wire operations.

            Selling,  general and administrative expenses increased $2.1 million to $20.5  million  in the  third  quarter  of 2002  from  $18.4  million  in the comparable  2001 period.  This resulted from increased  pension  expense of $1.1 million,  increased  insurance costs, bad debt expenses,  and incremental  costs related to the decision to exit certain precious metal activities. These amounts were partially  offset by the  non-amortization  of goodwill in the 2002 period, which  resulted  in a $1.8  reduction  in selling,  general  and  administrative expenses over the 2001 period.

            Operating  loss for the  third  quarter  of 2002 was  $11.2  million compared to  operating  income of $1.4  million  for the third  quarter of 2001.
Operating  loss at the segment  level was $6.8  million  compared  to  operating income of $6.9  million  in 2001.  The  operating  results  in the 2002  quarter include a $5.0 million  restructuring  charge  related to the Company's Wire and
Tubing Segment.

            Unallocated  corporate  expenses increased from $3.7 million to $4.5 million. This increase is related to increased pension expense of $1.1million.

            Interest  expense  for the  third  quarter  of 2002  decreased  $5.5 million to $6.2 million from $11.7  million in the third  quarter of 2001.  This decrease was due to lower  borrowings,  primarily  from the retirement of $123.5 million  aggregate  principal  amount of 10 1/2% Senior  Notes in the first nine months of 2002,  lower  interest  rates and  reduced  amortization  of  deferred financing and consent fees.

            Other expense was $6.4 million in the third quarter of 2002 compared to income of $2.1 million in 2001.  The expense for 2002  included an unrealized loss on an investment of $4.5  million,  an unrealized  loss on an interest rate swap of $2.3  million,  losses on disposal of property,  plant and  equipment of
$0.4 million,  and  investment  income of $1.0  million.  The income in 2001 was primarily related to income from WHX Entertainment of $4.8 million offset by net investment  losses. In December 2001, WHX Entertainment sold its 50% interest in
Wheeling-Downs Racing Association, Inc.

            In the quarter ended  September  30, 2002 the Company  purchased and retired $1.5 million  aggregate  principal amount of 10 1/2% Senior Notes in the open market for $1.2 million.

            The Company has adopted the provisions of SFAS 142 effective January
1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record amortization  expense for existing  goodwill during the year ending December 31,
2002. The Company recorded amortization expense of $1.8 million on this goodwill for the three months ended September 30, 2001. Any intangible assets acquired or goodwill  arising from  transactions  after June 30, 2001 will be subject to the amortization and non-amortization provisions of SFAS 141 and SFAS 142.

            The 2002  third  quarter  tax  provision  assumes no  liability  for federal  taxes.  This is based on the assumed  utilization of net operating loss carryforwards of WPC, a non-consolidated  subsidiary.  In addition,  the Company recognized a benefit of $1.6 million  related to a carryback  claim for AMT paid in prior years,  as a result of changes in the tax law.  The 2001 third  quarter tax  provision  is  based on a  federal  benefit  of 35%,  offset  by  permanent differences and state and foreign tax expense.

            The comments that follow compare  revenues and operating income from continuing operations by segment for the third quarter 2002 and 2001:

Precious Metal
--------------

            Sales for the Precious  Metal  Segment  increased  $3.5 million from
$38.2  million  in 2001 to  $41.7  million  in 2002.  This was due to  increased customer demand prior to the shutdown of the Fairfield facility discussed below, partially  offset  by  the  continued  revenue  weakness  from  the  electronics industry.  Operating  income decreased $0.1 million from $2.2 million in 2001 to
$2.1 million in 2002.  Included in 2001 were  favorable  precious metal gains of
$0.5  million.  Excluding  these 2001 gains,  operating  income  increased  $0.4 million.

            In April  2002,  Handy &  Harman,  announced  its  decision  to exit certain  of its  precious  metal  activities.  The  affected  product  lines are manufactured at H&H's Fairfield, CT and East Providence, RI facilities.

            The decision to exit these operating activities resulted in a second quarter restructuring charge of $10.7 million. This charge includes $5.3 million for employee separation expenses, $1.1 million of contractual  obligations,  and

$4.3 million for costs to close the facilities,  including  refining charges for inventory  remaining after operations  cease. In addition,  the Company incurred
$0.9 million of incremental  costs in the third quarter to maintain the employee base in order to fulfill  customer orders and complete the shutdown  activities.
The Company  estimates that an additional $0.4 million of such incremental costs will be incurred during the fourth  quarter.  Such costs are not included in the abovementioned  restructuring  charge. As of September 30, 2002, the Company has received $7.3 million from the sale of certain equipment.

Wire & Tubing
-------------

            Sales for the Wire & Tubing  Segment  decreased  $1.9  million  from
$33.4 million in 2001 to $31.5 million in 2002 due to the continued  weakness in the  semiconductor  fabrication and  telecommunications  markets as well as some slowdown in the appliance industry.  Operating income decreased by $13.3 million from  $0.9  million  in  2001 to an  operating  loss of  $12.4  million  in 2002 primarily  due to the Wire Group's 2002 third  quarter  restructuring  charge of
$5.0 million, as further discussed below, $2.9 million in charges related to the write-down of inventories to disposal value located at the  Liversedge,  England and  Willingboro,  NJ facilities and charges of $4.5 million for excess and slow moving  inventories  and  allowances for doubtful  accounts.  The balance of the decrease was due to the Wire Group's  decreased sales in the  telecommunications market.

            In  September  2002,  the  Company  decided  to exit  certain of its stainless steel wire activities. The affected operations are at H&H's facilities in Liversedge, England and Willingboro, NJ. The decision to exit these operating activities  resulted  in  third  quarter  charges  of  $7.9  million,  including restructuring  charges  of $5.0  million.  The  components  of the $5.0  million restructuring  charge are: $0.5 million in employee  separation  expenses,  $3.9 million for the write-down of production  supplies and  consumables and facility closing costs, and $0.6 million in contractual obligations. The remainder of the charge  amounted to $2.9  million for the  write-down  of  inventory to disposal value.  This  charge is  included  in cost of sales.  In  addition,  the Company expects to incur  incremental  costs of  approximately  $0.7  million  above the aforementioned  separation  expenses in the fourth quarter of 2002 and the first quarter of 2003 to  maintain  the  employee  base in order to  fulfill  customer orders and complete shutdown activities. Such incremental costs are not included in  the  aforementioned  restructuring  charge.  The  Company  anticipates  cash proceeds in the range of $3.0  million to $4.0  million on the sale of property, plant and equipment.  The Company will incur increased  depreciation  expense of approximately  $4.7 million on equipment  values during the remaining  operating
period  of  the  affected  businesses,   estimated  to  be  three  months.  Upon
communication with these facilities  employees,  additional  separation accruals will be made in the fourth quarter in the range of $3.5 million to $4.0 million.

Engineered Materials
--------------------

            Sales for the Engineered  Materials  Segment  increased $3.3 million from $28.7  million in 2001 to $32.0  million in 2002 due to an  increase in the customer base for certain product lines. The additional operating income derived from these new  customers  was more than  offset by  continued  weakness  in the telecommunications and construction markets resulting in a decrease in operating income of $0.3 million from $3.8 million in 2001 to $3.5 million in 2002.

Comparison of the First Nine Months of 2002 with the First Nine Months of 2001
------------------------------------------------------------------------------

            Net sales  for the first  nine  months of 2002 were  $307.1  million compared to $301.0 million in the first nine months of 2001.  Sales decreased by
$11.6  million at the Precious  Metal  Segment and by $3.1 million at the Wire &
Tubing  Segment.  Sales  increased by $20.9 million at the Engineered  Materials
Segment.  The sales  increase in the Engineered  Materials  Segment is primarily related to the  acquisition  of PCC by WHX from the WPC Group on June 29,  2001.
Gross profit percentage  declined in the first nine months of 2002 to 17.9% from
18.6%  in the  comparable  2001  period  primarily  due to  the  write-downs  of inventory to disposal  values and reserves for excess and slow moving  inventory at the Company's stainless steel wire operations.

            Selling,  general and administrative expenses decreased $3.7 million to $54.9 million in the  nine-month  period ended  September 30, 2002 from $58.6 million in the  comparable  2001 period.  Excluding  the $5.4 million  favorable impact  from the  non-amortization  of  goodwill  in the 2002  period,  selling, general and  administrative  expenses  increased by $1.7 million.  This resulted from increased  pension expense of $2.1 million,  insurance  costs, and bad debt expenses  partially offset by the impact of  non-recurring  expenses in the 2001 period.

            Operating  loss for the first nine months of 2002 was $15.6  million compared  to a $2.6  million  operating  loss for the first nine months of 2001.
Operating  loss at the segment  level was $2.4  million  compared  to  operating income of $16.6  million  in 2001.  The  operating  results  in the 2002  period include a $10.7  million and $5.0 million  restructuring  charge  related to the
Company's Precious Metal and Wire & Tubing Segments, respectively.

            Unallocated corporate expenses decreased from $13.9 million to $13.2 million.  This decrease is primarily related to non-recurring costs and expenses in 2001,  partially  offset by increased  pension expense of $2.1 million in the
2002 period.

            Interest  expense for the first nine months of 2002 decreased  $15.3 million to $21.5  million  from $36.8  million in the first nine months of 2001.
This  decrease was due to lower  borrowings,  primarily  from the  retirement of
$123.5  million of 10 1/2% Senior Notes in the first nine months of 2002,  lower interest rates and reduced amortization of deferred financing and consent fees.

            Other  expense  was $6.7  million in the first  nine  months of 2002 compared to income of $5.9  million in 2001.  The  expense for 2002  included an unrealized  loss on an  investment of $6.8  million,  an  unrealized  loss on an interest  rate swap of $3.7 million,  losses on disposal of property,  plant and equipment of $1.0 million,  and investment income of $5.7 million. The income in
2001 was primarily  related to a favorable  settlement of an H&H lawsuit of $3.2 million,  income from WHX Entertainment of $12.0 million, net investment loss of
$9.2  million,  and other  expenses  of $0.1  million.  In  December  2001,  WHX
Entertainment sold its 50% interest in Wheeling-Downs Racing Association, Inc.

            In the nine months ended  September  30, 2002 the Company  purchased and retired $123.5 million aggregate principal amount of 10 1/2% Senior Notes in the open  market  for $78.9  million.  After the  write off of $4.1  million  of deferred debt related costs, the Company recognized a gain of $40.5 million.

            The Company has adopted the provisions of SFAS 142 effective January
1, 2002.  As a result of the  adoption of SFAS 142,  the Company will not record amortization  expense for existing  goodwill during the year ending December 31,
2002. The Company recorded amortization expense of $5.4 million on this goodwill for the nine months ended September 30, 2001. Any intangible  assets acquired or
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

            The 2002  nine-month tax provision  assumes no liability for federal taxes.  This  is  based  on  the  assumed  utilization  of  net  operating  loss carryforwards of WPC, a non-consolidated  subsidiary.  In addition,  the Company recognized a benefit of $1.6 million  related to a carryback  claim for AMT paid in prior  years,  as a result of  changes  in the tax law.  The 2001  period tax provision is based on a federal benefit of 35%, offset by permanent  differences and state and foreign tax expense.

            The comments that follow compare  revenues and operating income from continuing operations by segment for the nine-month periods 2002 and 2001:

Precious Metal
--------------

            Sales for the Precious  Metal Segment  decreased  $11.6 million from
$130.9 million in 2001 to $119.3 million in 2002.  Approximately $8.0 million of this  decrease  was due to a  temporary  shutdown as a result of a fire at Sumco
Inc., which occurred on January 20, 2002. The balance of the decrease was caused by reduced volume due to the slowdown in the economy. Operating income decreased
$10.3 million from $6.3 million in 2001 to an operating  loss of $4.0 million in
2002. Included in the 2002 period is a restructuring charge of $10.7 million, as previously  described,  and  additional  costs of $0.9  million to maintain  the employee  base until  operations  cease.  Included in the 2001 period was a $3.3 million  precious metals lower of cost or market  adjustment which was partially offset by favorable  precious  metal gains of $0.9  million.  Excluding the 2002 restructuring  charge and related  expenses and the 2001 precious  metal reserve and precious metal gains, operating income decreased by $1.1 million,  primarily due to reduced  revenue  resulting from the severe fire damage at Sumco Inc., as previously  discussed,  partially  offset by  increased  demand  from our silver customers prior to closure of the Fairfield, CT facility.

            The Company believes it has adequate insurance for both the physical property damage and business interruption  resulting from the fire at Sumco Inc.
Partial  resumption of  operations  occurred on February 11, 2002 and repairs to the building,  its infrastructure and replacement of machinery and equipment are expected to be completed by year-end.

Wire & Tubing
-------------

            Sales for the Wire & Tubing  Segment  decreased  $3.1  million  from
$104.8  million in 2001 to $101.7  million in 2002  primarily due to weakness in
the  semiconductor   fabrication  and  telecommunications   markets.   Partially
offsetting this reduction was increased sales at domestic and foreign units that serve the  appliance  industry,  and increased  sales of tubing  products to the medical industry.  Operating income decreased by $12.2 million from $3.9 million in 2001 to an operating loss of $8.3 million in 2002.  The 2002 period  includes
$12.4 million of charges, as previously discussed in the quarterly analysis.

            In the first quarter of 2002,  the Company  recorded a $44.0 million non-cash  goodwill  impairment  charge related to the Wire Group. This charge is shown as a cumulative effect of an accounting  change. The Company recorded this charge because the present value of current estimated cash flow projections will not be  sufficient  to recover this Group's  recorded  goodwill.  The Company is still  committed to this  business and expects  improved  performance  from this
Group in future  periods as a result of  management  changes,  cost  reductions, restructuring and improving economic conditions.

Engineered Materials
--------------------

            Sales for the Engineered  Materials  Segment increased $21.0 million from $65.2 in 2001 to $86.2 million in 2002 primarily due to the purchase of PCC on June 29, 2001,  which  contributed  an increase of $16.6 million in sales for the period. Operating income increased $3.4 million from $6.5 million in 2001 to
$9.9 million in 2002  primarily  due to the  inclusion of PCC's  results for the entire 2002 period. PCC was acquired June 29, 2001.

Financial Position
------------------

            Net cash flow  provided  by  operating  activities  from  continuing operations for the nine months ended  September 30, 2002 totaled $167.1 million.
Income from continuing operations adjusted for non-cash income and expense items used $0.4 million. Working capital accounts provided $176.1 million of funds, as follows:  Short-term trading  investments and related short-term  borrowings are reported  as cash flow from  operating  activities  and  provided  a net  $131.2 million  of funds in the first nine  months of 2002.  Accounts  receivable  used
$11.9  million,  trade payables  provided  $30.2 million,  and net other current items provided $21.8 million. Inventories, valued principally by the LIFO method for financial reporting  purposes,  totaled $87.3 million at September 30, 2002, and provided $4.9 million.

            Other  non-working  capital items  included in operating  activities used $8.6 million.

            In the first nine months of 2002,  $7.6 million was spent on capital improvements.

            The  Company  spent  $3.1  million  for  the   acquisition   of  two
businesses,  which added  complimentary  product lines to the Company's existing
Engineered Materials businesses.

            The  Company's  major  subsidiary,  H&H,  maintains  a separate  and distinct credit facility with various financial institutions.

            Borrowings   outstanding  against  the  H&H  Senior  Secured  Credit
Facility  at  September  30,  2002  totaled  $132.6  million.  Letters of credit outstanding  under the H&H  Revolving  Credit  Facility  were  $24.5  million at
September 30, 2002. At December 31, 2001,  borrowings  outstanding under the H&H
Senior Secured Credit Facility were $168.2 million.

            H&H has entered into an interest rate swap  agreement for certain of its  variable-rate  debt. The swap agreement  covers a notional amount of $100.0 million and converts $100.0 million of its variable rate debt to a fixed rate of
4.79%. The effective date of the swap is January 1, 2003 with a termination date of July 1, 2004.

            In the nine months ended  September  30, 2002 the Company  purchased and retired $123.5 million aggregate principal amount of 10 1/2% Senior Notes in the open  market  for $78.9  million.  After the  write off of $4.1  million  of deferred debt related costs, the Company recognized a gain of $40.5 million.

            Unimast  borrowings,  not assumed by the buyer,  amounting  to $11.0 million at December 31, 2001, were paid off in July 2002.

            Other  long-term  debt decreased $0.1 million from December 31, 2001 through September 30, 2002 due to working capital requirements.

Liquidity
---------

            At September 30, 2002 the WHX Group had cash and cash equivalents of
$125.5 million and short-term investments of $2.8 million.

            In  December  2001,  WHX  Entertainment  sold  its 50%  interest  in
Wheeling-Downs  Racing Association,  Inc. for $105 million in cash, resulting in an $88.5 million pre-tax gain. WHX received a management fee from Wheeling-Downs
Racing Association,  Inc. of $9.8 million during the nine months ended September
30, 2001.

            In the twelve months ended December 31, 2001, the Company  purchased and retired $36.4 million aggregate  principal amount of 10 1/2% Senior Notes in the open market for $15.9  million.  During the period  January 1, 2002  through
September  30, 2002,  WHX used $78.9  million of the  proceeds  from the sale of
Wheeling Downs Racing  Association,  Inc. to purchase  $123.5 million  aggregate principal amount of Senior Notes in the open market. Subsequent to September 30,
2002, WHX purchased and retired an additional $10.8 million aggregate  principal amount  of 10 1/2%  Senior  Notes  in the open  market  for  $8.5  million.  The cumulative  result of these  purchases  amounted to a reduction  of principal of
$169.2  million and annual  reduction in future cash  interest  expense of $17.8 million.

            On July 31, 2002,  the Company sold the stock of Unimast,  Inc., its wholly-owned  subsidiary,  to Worthington Industries,  Inc. for $95.0 million in cash. Under the terms of the agreement,  the buyer assumed  approximately  $25.6 million of Unimast debt. In the third quarter,  the Company recognized a pre-tax gain on the  sale of  approximately  $18.5  million.  The gain on sale is net of closing costs,  transaction fees, employee related payments, and other costs and expenses. Net cash proceeds from the sale, after escrow of $2.5 million, closing costs, transaction fees, employee related payments, and other costs and expenses were  approximately  $85.0  million.  The Company has applied these  proceeds in accordance  with the terms of the  Indenture  for the  Company's 10 1/2 % Senior
Notes.

            In 2001, in connection with the term loan portion of the WPC Group's
Debtor-In-Possession   financing,   WHX  purchased  a   participation   interest
comprising  an  undivided  interest  in the  term  loan in the  amount  of $30.5 million.  In  addition,  at September  30, 2002,  WHX had balances due from WPSC totaling  $7.8 million in the form of secured  advances and  liquidity  support.
There can be no assurances  that the WPC Group will be able to repay these loans and advances in full.

            The WHX Group has a significant amount of outstanding  indebtedness, and their  ability to access  capital  markets  in the  future  may be  limited.
However,  management  believes that cash on hand and future  operating cash flow will enable the WHX Group to meet its cash needs for the foreseeable future. The
credit   agreement   of  H&H  has  certain   financial   covenants   restricting
indebtedness,  liens and limiting  cash  distributions  that can be made to WHX.
Certain  financial  covenants  associated with leverage,  fixed charge coverage, capital spending and interest coverage must be maintained.  In the third quarter of 2002, H&H received a capital  contribution  of $5.0 million from WHX in order to remain in compliance  with certain of these financial  covenants.  Such funds were  utilized  to reduce  H&H debt.  The H&H  credit  agreement  allows for the payment of management  fees,  income taxes pursuant to a tax sharing  agreement, precious  metal  lease  repayments  and  related  interest,  and  certain  other expenses.  In  addition,  dividends  may be paid under  certain  conditions.  At
December 31, 2001,  the net assets of H&H amounted to $270.3  million,  of which approximately  $0.6 million was not restricted as to the payment of dividends to
WHX.

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

            At  September  30, 2002,  there were 2.6 million  shares of Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an equal amount to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2 % Senior  Notes,  the Company is
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies certain conditions set forth in the Indenture.  Presently,  management believes  that it is not  likely  that  the  Company  will be able to pay  these dividends in the  foreseeable  future.  At September  30, 2002,  the Company had accrued $38.8 million for dividends in arrears.

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
2002. The Company recorded amortization expense of $5.4 million on this goodwill for the nine months ended September 30, 2001. Any intangible  assets acquired or goodwill  arising from  transactions  after June 30, 2001 will be subject to the amortization  and  non-amortization  provisions  of SFAS 141 and SFAS  142.  The
Company has recorded a $44.0 million non-cash goodwill impairment charge related to the H&H Wire Group in the first  quarter of 2002.  This  charge is shown as a cumulative  effect of an  accounting  change.  The Company  recorded this charge because the present value of current estimated cash flow projections will not be sufficient  to recover  this  Group's  recorded  goodwill.  The Company is still committed to this business and expects  improved  performance from this Group in future periods as a result of management changes, cost reductions, restructuring and improving economic conditions.

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

            On July 31, 2002,  WHX sold the stock of Unimast,  its  wholly-owned subsidiary  for  $95.0.  As a  result  of this  transaction,  Unimast,  has been accounted for as a discontinued operation in accordance with SFAS 144. (see Note
2).

            In April 2002,  the FASB issued  Statement No. 145,  "Rescission  of
FASB  Statements  No.  4,44,  and 64,  Amendment of FASB  Statement  No. 13, and
Technical  Corrections"  ("SFAS 145").  This Statement  eliminates the automatic classification  of gain or loss on  extinguishment  of debt as an  extraordinary
item  of  income  and  requires   that  such  gain  or  loss  be  evaluated  for
extraordinary  classification under the criteria of Accounting  Principles Board
No.  30,  "Reporting  Results  of  Operations."  This  Statement  also  requires sales-leaseback  accounting for certain lease  modifications  that have economic effects  that are similar to  sales-leaseback  transactions,  and makes  various other technical corrections to existing pronouncements.  The Company has elected to adopt the  provisions of SFAS 145 in the second quarter of 2002. As a result, prior period  results have been  restated to reflect gains on retirement of debt as income from continuing operations.  These gains were previously accounted for as extraordinary items. The following table presents the effect of the change on earnings for the 2001 period.

(thousands - except per-share)                     Three months    Nine months
                                                       ended          ended
                                                   September 30   September 30
                                                       2001           2001
                                                       ----           ----

Income (loss) from continuing operations
 before change in accounting method                   $  (6,087)   $  (23,589)

Change in accounting method for
 gain on retirement of debt - net of tax                   --          12,357
                                                      ---------    ----------

Income (loss) from continuing operations - restated      (6,087)      (11,232)

Discontinued operations                                   1,614         4,348
                                                      ---------    ----------

Net income (loss)                                     $  (4,473)   $   (6,884)
                                                      =========    ==========

Income (loss) per share - basic and diluted

Income (loss) from continuing operations
 before change in accounting method                   $   (2.16)   $    (6.15)

Change in accounting method for
 gain on retirement of debt - net of tax                   --            0.83
                                                      ---------    ----------

Income (loss) from continuing operations - restated       (2.16)        (5.32)

Discontinued operations                                    0.32          0.88
                                                      ---------    ----------

Net income (loss)                                     $   (1.84)   $    (4.44)
                                                      =========    ==========

            In July 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs
Associated with Exit or Disposal  Activities"  (SFAS 146").  SFAS 146 sets forth various  modifications  to existing  accounting  guidance  which  prescribes the conditions  which  must be met in  order  for  costs  associated  with  contract terminations, facility consolidations,  employee relocations and terminations to be accrued and recorded as liabilities in financial  statements.  The provisions of SFAS 146, as related to exit or disposal  activities  will be  effective  for fiscal  2003.  SFAS 146 is not  expected  to have a  significant  effect  on the
Company's financial statements.

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

ITEM 4.      Controls and Procedures

        Based on their evaluation,  as of a date within 90 days of the filing of this Form 10-Q, the Company's  Principal Executive Officer and Principal
        Financial Officer have concluded the Company's  disclosure  controls and procedures  (as defined in Rules 13a-14 and 15d-14 under the  Securities
        Exchange  Act of 1934) are  effective.  There  have been no  significant changes in internal controls or in the factors that could  significantly affect  these  controls  subsequent  to the  date of  their  evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

            Reference  is  hereby  made  to  Item 3.  Legal  Proceedings  of the
Company's  Annual  Report on Form 10-K for the year ended  December 31, 2001, as well as to Note 10 to the Condensed  Consolidated  Financial Statements included herein, for information regarding additional matters.

ITEM 2.           Changes in Securities and use of Proceeds

            Effective  August 22, 2002, the Company  amended its  Certificate of
Incorporation  to effect a reverse stock split of all outstanding  shares of the
Company's Common Stock,  par value,  $.01 per share, at a ratio of one-to-three.
The reverse stock split affected all stockholders equally and did not affect any stockholders  proportionate  equity  interest in the Company or any of the other rights.

ITEM 3.           Defaults Upon Senior Securities

            At  September  30, 2002,  there were 2.6 million  shares of Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an equal amount to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2 % Senior  Notes,  the Company is
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies certain conditions set forth in the Indenture.  Presently,  management believes  that it is not  likely  that  the  Company  will be able to pay  these dividends in the  foreseeable  future.  At September  30, 2002,  the Company had accrued $38.8 million for dividends in arrears.

ITEM 5.          Other Matters

            In March  2002,  the  Company  was  notified  by the New York  Stock
Exchange  ("NYSE")  that its share price had fallen  below the NYSE's  continued
listing criteria  requiring an average closing price of not less than $1.00 over a consecutive 30 trading-day  period.  Following such  notification by the NYSE, the Company has up to six months by which time its share price and average share price over a consecutive  30 trading-day  period may not be less than $1.00.  In the event these  requirements  were not met by the end of the six-month  period, the Company would be subject to NYSE trading suspension and delisting. A reverse stock split was approved by a vote of stockholders at the 2002 Annual Meeting of
Stockholders held on June 18, 2002, and a one-for-three  reverse stock split was effectuated  on August 22,  2002.  On October 7,  2002,  the NYSE  notified  the
Company that the Company's  average closing price for the 30 trading days ending
October  4,  2002  was  above  $1.00.  Accordingly,  the  Company  is no  longer considered by the NYSE to be below the $1.00 continued listing criterion.

ITEM 6.  Exhibits And Reports On Form 8-K

           Exhibit 99.1 Certification of Principal Executive Officer

           Exhibit 99.2 Certificate of Principal Financial Officer

           Form 8-K filed on August 1, 2002

           Form 8-K filed on August 7, 2002

           Form 8-K filed on August 14, 2002

                                   SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WHX CORPORATION

                                 /s/ Robert K. Hynes
                                 -------------------
                                 Robert K. Hynes
                                 Vice President-Finance
                                 (Principal Accounting Officer)

November 12, 2002

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

 Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Robert D. LeBlanc, certify that:

     1.    I  have  reviewed  this   quarterly   report  of  Form  10-Q  of  WHX
           Corporation;

     2.    Based on my  knowledge,  this  quarterly  report does not contain any untrue  statement of material  fact or omit to state a material  fact necessary to make the statements made, in light of the  circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.    Based on my knowledge, the financial statements,  and other financial information included in this quarterly report,  fairly present in all material respects the financial condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.    The registrant's other certifying officers and we are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules  13a-14 and 15d-14) for the  registrant and we have:

                a)    designed such disclosure controls and procedures to ensure that  material  information  relating  to the  registrant, including its consolidated subsidiaries,  is made known to us by others within those  entities,  particularly  during the  period  in  which  this  quarterly  report  is  being prepared;

                b)    evaluated the effectiveness of the registrant's disclosure controls and  procedures as of a date within 90 days prior
                      to  the  filing  date  of  this   quarterly   report  (the
                      "Evaluation Date"); and

                c)    presented in this quarterly  report our conclusions  about
                      the   effectiveness   of  the   disclosure   controls  and
                      procedures  based on our  evaluation as of the  Evaluation
                      Date.

     5.    The  registrant's  other  certifying  officers and I have  disclosed, based on our most recent evaluation, to the registrant's auditors and the audit  committee of  registrant's  Board of Directors (or persons performing the equivalent functions):

                a)   all significant  deficiencies in the design or operation of
                     internal   controls  which  could   adversely   affect  the
                     registrant's  ability to  record,  process,  summarize  and
                     report   financial   data  and  have   identified  for  the
                     registrant's  auditors any material  weaknesses in internal controls; and

                b)   any  fraud,   whether  or  not   material,   that  involves
                     management or other  employees who have a significant  role in the registrant's internal controls; and

     6.    The registrant's  other  certifying  officers and I have indicated in this  quarterly  report  whether  there were  significant  changes in internal controls or in other factors that could significantly affect
           internal  controls   subsequent  to  the  date  of  our  most  recent
           evaluation,   including  any   corrective   actions  with  regard  to
           significant deficiencies and material weaknesses.

                                              /s/ Robert D. LeBlanc
                                              ---------------------
                                              Robert D. LeBlanc
                                              President and Chief Executive
                                              Officer of Handy & Harman and
                                              Executive Vice President of WHX
                                              Corporation
                                              November 12, 2002

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

 Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss.1350)

I, Robert K. Hynes, certify that:

     1.    I  have  reviewed  this   quarterly   report  of  Form  10-Q  of  WHX
           Corporation;

     2.    Based on my  knowledge,  this  quarterly  report does not contain any untrue  statement of material  fact or omit to state a material  fact necessary to make the statements made, in light of the  circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.    Based on my knowledge, the financial statements,  and other financial information included in this quarterly report,  fairly present in all material respects the financial condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.    The registrant's other certifying officers and we are responsible for establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules  13a-14 and 15d-14) for the  registrant and we have:

                 a)   designed such disclosure controls and procedures to ensure that  material  information  relating  to the  registrant, including its consolidated subsidiaries,  is made known to us by others within those  entities,  particularly  during the  period  in  which  this  quarterly  report  is  being prepared;

                 b)   evaluated the effectiveness of the registrant's disclosure controls and  procedures as of a date within 90 days prior
                      to  the  filing  date  of  this   quarterly   report  (the
                      "Evaluation Date"); and

                 c)   presented in this quarterly  report our conclusions  about
                      the   effectiveness   of  the   disclosure   controls  and
                      procedures  based on our  evaluation as of the  Evaluation
                      Date.

     5.    The  registrant's  other  certifying  officers and I have  disclosed, based on our most recent evaluation, to the registrant's auditors and the audit  committee of  registrant's  Board of Directors (or persons performing the equivalent functions):

                 a)  all significant  deficiencies in the design or operation of
                     internal   controls  which  could   adversely   affect  the
                     registrant's  ability to  record,  process,  summarize  and
                     report   financial   data  and  have   identified  for  the
                     registrant's  auditors any material  weaknesses in internal controls; and

                 b)  any  fraud,   whether  or  not   material,   that  involves
                     management or other  employees who have a significant  role in the registrant's internal controls; and

     6.    The registrant's  other  certifying  officers and I have indicated in this  quarterly  report  whether  there were  significant  changes in internal controls or in other factors that could significantly affect
           internal  controls   subsequent  to  the  date  of  our  most  recent
           evaluation,   including  any   corrective   actions  with  regard  to
           significant deficiencies and material weaknesses.

                                          /s/ Robert K. Hynes
                                          -------------------
                                          Robert K. Hynes
                                          Vice President-Finance
                                          November 12, 2002

