Form 10-K
period 2002-12-31
WHX CORP
filed 2003-04-15
CIK 106618

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/         ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2002.
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

            Indicate  by check mark  whether  the  Registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the
Registrant  was required to file such  reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No / /

            Indicate by check mark if disclosure of delinquent  filers  pursuant to  Item  405 of  Regulation  S-K is  not  contained  herein,  and  will  not be contained,  to the  best of  Registrant's  knowledge,  in  definitive  proxy  or information  statements  incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. |X|

            Indicate by check mark whether the  Registrant (1) is an accelerated
filer (as defined in Rule 12b-2 of the Act). Yes / / No |X|

            The   aggregate   market   value  of  the   voting   stock  held  by
non-affiliates  of  registrant as of June 30, 2002 totaled  approximately  $12.7 million based on the then-closing  stock price as reported by the New York Stock
Exchange. On March 31, 2003, there were approximately 5,405,856 shares of common stock, par-value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

            Definitive proxy statement to be filed pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Stockholders Part III.

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
In July 2002, the Company sold its wholly owned subsidiary Unimast  Incorporated
("Unimast"),  a leading  manufacturer  of steel  framing and other  products for
commercial  and  residential  construction.   As  a  result,  Unimast  has  been
classified  as  a  discontinued   operation  for  all  periods  presented.   The
transaction   closed  on  July  31,  2002.  WHX's  other  business  consists  of
Wheeling-Pittsburgh  Corporation  ("WPC") and six of its subsidiaries  including
Wheeling-Pittsburgh   Steel  Corporation   ("WPSC"),  a  vertically   integrated
manufacturer  of  value-added  and flat rolled steel products (see Note 3 to the
Consolidated  Financial  Statements).  WPSC,  together  with  WPC and its  other subsidiaries  shall be referred to herein as the "WPC Group." WHX, together with all of its  subsidiaries  shall be referred to herein as the  "Company," and the
Company  and its  subsidiaries  other than the WPC Group  shall be  referred  to herein as the "WHX Group."

            On  November  16,  2000  ("Petition  Date"),  the  WPC  Group  filed petitions for relief ("Bankruptcy Filing") under Chapter 11 of the United States
Bankruptcy Code  ("Bankruptcy  Code") in the United States  Bankruptcy Court for
the Northern District of Ohio ("Bankruptcy  Court"). The WPC Group commenced the
Chapter 11 cases in order to restructure  their outstanding debts and to improve their  access  to the  additional  funding  that  the WPC  Group  needs  for its continued  operations.  The WPC Group is in  possession  of its  properties  and assets and continues to manage its  businesses  with its existing  directors and officers as  debtors-in-possession  subject to the supervision of the Bankruptcy
Court.  WPSC and the other  members of the WPC Group are  authorized  to operate their  businesses,  but may not  engage in  transactions  outside  of the normal course of business without approval, after notice and hearing, of the Bankruptcy
Court.  The Bankruptcy Court has granted the WPC Group's motion to approve a new
$290 million  debtor-in-possession  credit  agreement  ("DIP Credit  Agreement")
provided by Citibank,  N.A., as initial issuing bank, Citicorp U.S.A.,  Inc., as administrative  agent, and certain lenders ("DIP Lenders").  Pursuant to the DIP
Credit Agreement, Citibank, N.A. has made term loan advances to the WPC Group up to a maximum  aggregate  principal  amount of $35  million.  In addition the DIP
Lenders have  agreed,  subject to certain  conditions,  to provide the WPC Group with  revolving  loans,  swing loans and letter of credit  accommodations  in an aggregate  amount of up to $255 million.  The term loans and revolving loans are secured by first  priority  liens on the WPC  Group's  assets,  subject to valid liens  existing on  November  16,  2000,  and have been  granted  super-priority administrative  status,  subject to certain  carve-outs  for fees payable to the
United  States  Trustee  and  professional  fees.  The  terms of the DIP  Credit
Agreement include cross default and other customary provisions.  Effective as of
June 1, 2001,  WHX purchased a  participation  interest  comprising an undivided interest in the term loan in the amount of $30 million,  plus  interest  accrued but not paid on such amount of the term loan through June 1, 2001.

            On September 23, 2002,  WPC announced  that the Royal Bank of Canada
("RBC") had filed on its behalf an  application  with the  Emergency  Steel Loan
Guarantee  Board  ("ESLGB")  for a  $250  million  federal  loan  guarantee.  An affiliate of RBC has agreed to underwrite  the loan if the guarantee is granted.
On February 28, 2003, the ESLGB initially rejected the application. WPC and RBC, however,  amended and  supplemented  the  application  and it was  conditionally approved  on March 26,  2003.  The  approval  of the  guaranty is subject to the satisfaction of various conditions on or before June 30, 2003 including, without limitation,  resolution  of the  treatment  of the  WHX  Pension  Plan  that  is acceptable to and approved by the Pension Benefit Guaranty Corporation ("PBGC"),
confirmation of a plan of reorganization for the WPC Group, and the execution of definitive  agreements  satisfactory  in form and  substance  to the ESLGB.  The present Plan of  Reorganization  was filed with the Bankruptcy Court on December
20, 2002.

            On March 6,  2003,  the PBGC  issued  its  Notice  of  Determination
("Notice")  and on March 7,  2003,  the PBGC  published  its  Notice and filed a
Summons and Complaint  ("Complaint") in the United States District Court for the
Southern  District of New York seeking the  involuntary  termination  of the WHX
Pension Plan ("WHX  Pension  Plan").  The PBGC stated in its Notice that it took this action  because of its concern that  "PBGC's  possible  long-run  loss with respect  to the  WHX  Pension  Plan  may  reasonably  be  expected  to  increase unreasonably if the WHX Pension Plan is not  terminated." WHX filed an answer to the PBGC complaint on March 25, 2003,  contesting the PBGC's action to terminate the WHX Pension  Plan.  The PBGC has  announced  that it  contends  that the WHX
Pension  Plan has roughly $300 million in assets to cover more that $443 million in  benefit  liabilities  (without  accounting  for  shutdown  plant  benefits).
Furthermore,   the  PBGC  contends  in  a  press  release  that  plant  shutdown liabilities  of the WHX Pension Plan,  if they were to occur,  would exceed $378 million. WHX disputes the PBGC's calculation of liabilities and shutdown claims.
As described above,  obtaining an acceptable  resolution of the treatment of the
WHX  Pension  Plan  is a  condition  to  the  loan  guaranty.  If an  acceptable resolution is not obtained on or before June 30, 2003, then a condition  to the loan guaranty will not have been satisfied. If the loan guaranty is not granted, it is  unlikely  that  the  present  Plan  of  Reorganization,  filed  with  the
Bankruptcy  Court on December 20, 2002,  or any amended plan of  reorganization, will be confirmed and, in such event, there can be no assurance as to the future of the WPC Group.

            For additional information concerning these developments, see Item 3
- Legal  Proceedings,  and Item 7 -  Management's  Discussion  and  Analysis  of
Financial  Condition  and  Results of  Operations  and Notes 3, 13 and 14 to the
Consolidated Financial Statements.

            As a result of the Bankruptcy Filing the Company has, as of November
16, 2000,  deconsolidated  the balance sheet of its wholly owned subsidiary WPC.
Accordingly,  the accompanying  Consolidated Balance Sheets at December 31, 2002
and  2001  do  not  include  any  of the  assets  or  liabilities  of  WPC.  The accompanying Consolidated Statement of Operations and the Consolidated Statement
of Cash  Flows  exclude  the  operating  results  of WPC for the  periods  after
November 16, 2000. As more fully  discussed in Item 7 - Management's  Discussion and Analysis of Financial  Condition and Results of Operations and Note 3 to the
Consolidated  Financial  Statements,  the Company  agreed to provide  additional funds to WPC (subject to certain  conditions)  amounting to $20.0 million.  As a result,  the Company has recorded in the year ended  December 31, 2002 Equity in loss of WPC up to the amount of such  funding  commitment.  In order to simplify this business section, separations will be made between the WPC business and the remaining WHX businesses.

                                  THE WHX GROUP

            WHX acquired H&H in April 1998.  H&H's business segments are the (a) manufacturing  and selling of non-precious  metal wire, cable and tubing
products,   of  stainless  steel,   carbon  steel  and  specialty  alloys;   (b)
manufacturing  and selling of precious  metal  brazing  products  and  precision electroplated  materials and stamped parts; and (c) manufacturing and selling of other engineered materials supplied to the roofing,  construction,  natural gas, electric,  and water industries.  H&H's  products are sold to industrial users in a wide range of  applications  which include the electric,  electronic, automotive original equipment, computer equipment, oil, refrigeration,  utility, telecommunications, medical and energy related industries.

            On June 29, 2001 as part of the  settlement  agreement  with the WPC
Group,  WHX acquired  certain assets of PCC from the WPC Group. PCC manufactures and sells  electrogalvanized  products  for  application  in the  appliance  and construction  markets  and  operates  as  part  of the  WHX  Group's  Engineered
Materials segment.

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

DISCONTINUED OPERATIONS

            In July  2002,  WHX sold its wholly  owned  subsidiary,  Unimast,  a leading  manufacturer  of steel framing and related  products for commercial and residential building construction. The consolidated financial statements for all periods  presented  have been  restated  to present  Unimast  as a  discontinued
operation.

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
H&H's   business   strategy   is  to   limit   exposure   to   low   margin,
capital-intensive  businesses and focus on high margin strategic businesses.  As part of that  strategy,  in 2002 H&H  exited  certain of its precious  metal activities  which  had been part of its  historical  business  base.  In the mid
1990s,  H&H exited its commodity  automotive OEM and precious metal refining businesses, and with its strong brand name and customer recognition, expanded in specialty metals and materials product markets. H&H focuses on its materials engineering expertise to expand production of higher value-added products.

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

            In June 2001, WHX acquired  certain assets of PCC, a manufacturer of electrogalvanized  products for  application  in the appliance and  construction markets. PCC operates as part of the Engineered Materials segment.

PRODUCTS AND PRODUCT MIX

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

            H&H's precious metals activities include the fabrication of precious metals and their  alloys into  brazing  alloys and the  utilization  of precious metals in precision  electroplating.  H&H's profits from precious metal products are derived from the "value added" of processing  and  fabricating  and not from the purchase and resale of precious metals.  In accordance with general practice in the  industry,  prices to customers  are a composite of two factors:  (1) the value of the  precious  metal  content of the product  and (2) the  "fabrication value", which includes the cost of base metals, labor,  overhead,  financing and profit.  Fabricated  precious metal brazing  alloys are used in many  industries
including   automotive,   air   conditioning,   general   industrial  and  other
metal-joining industries.

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

CUSTOMERS

            H&H is diversified across both industrial markets and customers. H&H
sells  to  the   electronics,   telecommunications,   semiconductor,   computer,
aerospace,  home appliance OEM, automotive,  construction,  utility, medical and general manufacturing  industries.  In 2002, no customer accounted for more than
5% of H&H's  sales.  Through  PCC,  the WHX Group  also  manufactures  and sells electrogalvanized  products for  application  in the appliance and  construction markets.

RAW MATERIALS

            The raw  materials  used  by H&H in its  precious  metal  operations consist principally of silver, gold, copper, zinc, nickel, tin, and the platinum group metals in various forms.  H&H purchases its precious metals at free market prices from primary  producers or bullion dealers.  The prices of silver,  gold, and  palladium  are subject to  fluctuations  and are expected to continue to be affected by world market  conditions.  Nonetheless,  H&H has not experienced any problem in obtaining  the  necessary  quantities  of raw  materials  and, in the normal  course of business,  receives  precious  metals from  suppliers.  To the extent that supplier or customer metals are used by H&H, the amount of inventory which H&H must own is reduced.  All  precious  metal raw  materials  are readily available from several  sources.  It is H&H's  operating  policy to maintain its precious metal inventory  levels under the last in, first out ("LIFO") method of accounting.  Precious  metals are purchased at the same prices and quantities as selling  commitments to customers.  From  time-to-time,  management  reviews the appropriate inventory levels and may elect to make adjustments.

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

BACKLOG

            The WHX Group has no material backlog.

CAPITAL INVESTMENTS

            The Company  believes  that its  operating  business  segments  must continuously  strive to improve  productivity and product  quality,  and control manufacturing costs, in order to remain competitive.  Accordingly, the Company's business segments are committed to making necessary capital investments with the objective of reducing  overall  manufacturing  costs,  improving  the quality of products  produced and broadening the array of products offered to the Company's several  markets.  The WHX Group's capital  expenditures for 2002 for continuing
operations  were  approximately  $9.3  million.   From  1998  to  2002,  capital
expenditures for continuing operations  aggregated  approximately $68.8 million.
This level of capital  expenditure was needed to expand and maintain  productive
capacity,   improve   productivity  and  upgrade  selected  facilities  to  meet competitive  requirements and maintain  compliance with  environmental  laws and regulations.  The Company anticipates  funding its capital  expenditures for the
WHX Group in 2003 from cash on hand,  funds  generated by  operations  and funds available under the revolving  credit  facility at H&H. The Company  anticipates that capital  expenditures for the WHX Group will approximate  depreciation,  on average, over the next few years.

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

EMPLOYMENT

            Total  active  employment  of the WHX  Group at  December  31,  2002 aggregated  1,694  employees.  Of these  employees  of the WHX  Group,  508 were salaried employees, 518 were covered by collective bargaining agreements and 668 were non-union operating employees.

COMPETITION

            H&H is one of the  leading  fabricators  of precious  metal  brazing products and precision stamping,  electroplating and molding. Although there are no companies in the precious  metals  field whose  operations  exactly  parallel those of H&H in every  area,  there are a number of  competitors  in each of the classes of precious  metals  products.  Many of these  competitors  also conduct activities in other product lines in which H&H is not involved.  Competition  is based on  quality,  technology,  service  and  price,  each of which is of equal importance.

            There are many companies,  domestic and foreign,  which  manufacture non-precious wire and tubing products,  and other specialty  engineered products of the type  manufactured  by the WHX Group.  Competition  is based on  quality, technology,  service,  price and new product  introduction,  each of which is of equal importance.

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

PRODUCTS AND PRODUCT MIX

            The  table  below  reflects  the  historical  product  mix of  WPC's shipments,  expressed  as a  percentage  of tons  shipped  compared  to 2002 and earlier-year levels:

                                                                Historical Product Mix
                                                                Year Ended December 31

                                                  -------------------------------------------------
Product Category:                                  2002       2001       2000       1999       1998
-----------------                                  ----       ----       ----       ----       ----
Higher Value-Added Products:
   Cold Rolled Products--Trade                     11.6%       9.2%      13.6%      10.6%      11.0%
   Cold Rolled Products--Wheeling-Nisshin          20.0       20.0       13.9       19.4       19.0
   Coated Products                                  9.2        7.7       11.5       16.0       17.5
   Tin Mill Products                               13.0       10.8       10.0        9.8        7.1
   Fabricated Products                             18.4       21.3       19.6       15.4       15.6
                                                --------   --------   --------  ---------  ---------
Higher Value-Added Products as a percentage        72.2%      69.0%      68.6%      71.2%      70.2%
  of total shipments
Hot Rolled Products                                26.4       31.0       30.9       28.8       29.5
Semi-Finished                                       1.4        --         0.5        --         0.3
                                                --------   --------   --------  ---------  ---------
Total                                             100.0%     100.0%     100.0%     100.0%     100.0%
                                                ========   ========   ========  =========  =========
Average Net Sales Per Ton                        $  443     $  412     $  475     $  461     $  511

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

            HOT-ROLLED PRODUCTS.  Hot-rolled coils represent the least processed of  WPC's  finished  goods.  Approximately  72.2% of WPC's  2002  production  of hot-rolled  coils was further  processed  into  value-added  finished  products.
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

            WPC's amended and restated  Supply  Agreement with  Wheeling-Nisshin expires in 2013. Pursuant to the amended Supply Agreement, WPC provides not less than 75% of Wheeling-Nisshin's steel substrate requirements,  up to an aggregate maximum of 9,000 tons per week,  subject to  product  quality  requirements  and competitive  pricing.  Shipments of cold-rolled steel by WPC to Wheeling-Nisshin were approximately  445,000 tons, or 20% of WPC's total tons shipped in 2002 and approximately  412,000  tons,  or 20% in  2001.  Pursuant  to the  terms  of the agreements  between  WPC and  Nisshin,  for the 180  day  period  following  the
Petition   Date,   Nisshin  had  the  right  to  purchase   WPC's   interest  in
Wheeling-Nisshin for the fair value price to be agreed upon by the parties or as otherwise  determined by a third party if the parties cannot agree.  Nisshin did not exercise such right.

OHIO COATINGS COMPANY

            WPC has a 50% equity  interest  in Ohio  Coatings  Company  ("OCC"), which is a joint  venture  between WPC and Dong Yang Tinplate  America,  Inc., a
leading  South   Korea-based   tin  plate   producer.   Nittetsu  Shoji  America
("Nittetsu"),  a U.S.-based tinplate importer,  holds non-voting preferred stock in OCC. OCC commenced commercial operations in January 1997. The OCC tin-coating facility is the only domestic  electro-tin  plating facility  constructed in the past 30 years.  WPC produces all of its tin coated products through OCC. As part of the joint venture  agreement,  WPC has the right to supply up to 230,000 tons of the substrate  requirements of OCC through the year 2012,  subject to quality requirements and competitive pricing. WPC is the exclusive distributor of all of
OCC's products.  However, Nittetsu has agreed to market approximately 70% of the product as a distributor  for the WPC Group pursuant to an agreement,  which was approved by the  Bankruptcy  Court on March 30,  2001.  Prior to the approval of such agreement,  Nittetsu had been a sales  representative for approximately 25%
of OCC's product.  In 2002,  2001 and 2000, OCC had an operating  income of $6.6 million, $3.7 million and $3.8 million, respectively.

CUSTOMERS

            WPC  markets  an  extensive  mix  of  products  to a wide  range  of manufacturers,  converters and processors.  The WPC Group's 10 largest customers
(including  Wheeling-Nisshin) accounted for approximately 50.4% of its net sales in 2002, 43.9% in 2001, and 38.7% in 2000. Wheeling-Nisshin accounted for 15.6%,
14.6%  and  10.9%  of  net   sales  in  2002,   2001  and  2000,   respectively.
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

                        PERCENT OF TOTAL NET TONS SHIPPED

                                  Year Ended December 31,
                           --------------------------------------
                             2002    2001    2000    1999    1998
                             ----    ----    ----    ----    ----

Steel Service Centers         29%     29%     33%     30%     29%
Converters/Processors (1)     27      27      24      27      32
Construction                  17      22      21      19      19
Agriculture                    6       4       5       5       6
Containers (1)                15      11      11      11       8
Automotive                     1       1       1       1       1
Appliances                     2       2       2       3       2
Exports                       --       1      --       1       1
Other                          3       3       3       3       2
                             ----    ----    ----    ----    ----
Total                        100%    100%    100%    100%    100%
                             ====    ====    ====    ====    ====

(1)         Products shipped to Wheeling-Nisshin  and OCC are included primarily in the Converters/Processors and Containers markets, respectively.

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
In 2002, the WPC Group consumed approximately 1.6 million tons of coking coal in the  production of blast  furnace coke.  The WPC Group sells its excess coke and coke oven by-products to third-party trade customers.

            The WPC Group's  operations  require  material  amounts of other raw materials,  including limestone, oxygen, natural gas and electricity.  These raw materials are readily  available  and are purchased on the open market.  The WPC
Group is presently  dependent on external steel scrap for approximately 11.8% of its steel melt. The cost of these materials has been  susceptible in the past to price  fluctuations,  but  worldwide  competition  in  the  steel  industry  has frequently  limited the ability of steel  producers  to raise  finished  product prices to recover higher material costs. Certain of the WPC Group's raw material supply  contracts  provide  for  price  adjustments  in the  event of  increased commodity or energy prices.

BACKLOG

            The WPC Group's Steel Division order backlog was 312,177 net tons at
December 31, 2002, compared to 245,970 net tons at December 31, 2001. All orders related to the backlog at December  31, 2002 are  expected to be shipped  during the first half of 2003, subject to delays at the customers'  request.  The order backlog represents orders received but not yet completed or shipped. In times of strong  demand,  a higher  order  backlog  may allow  the  Company  to  increase production runs, thereby enhancing production efficiencies.

CAPITAL INVESTMENTS

            The WPC Group anticipates that it will fund its capital expenditures in 2003 from cash on hand,  funds  generated by operations  and funds  available under the DIP Credit Agreement,  to the extent available. It is anticipated that capital  expenditures  will be minimized during the Chapter 11 proceedings until liquidity is  sufficient  and  stabilized.  There can be no assurance  that such funds will be sufficient to fund required capital expenditures.  The WPC Group's
capital   expenditures   (including   capitalized   interest)   for  2002   were
approximately $11.0 million,  including $1.7 million on environmental  projects.
From 1998 to 2002 such expenditures aggregated approximately $219.0 million.

            The WHX  Group  has no  obligation  to fund  any of the WPC  Group's future capital expenditures, and does not anticipate doing so. In the event that the WPC Group is unable to fund its environmental capital  expenditures,  claims may be made against WHX for payment of such costs.

ENERGY REQUIREMENTS

            Many of the major  facilities  at the WPC Group that use natural gas have been  equipped to use  alternative  fuels.  During 2002,  coal  constituted approximately 71% of the WPC Group's total energy  consumption,  natural gas 24%
and electricity 5%. The Company  continually  monitors its operations  regarding potential equipment conversion and fuel substitution to reduce energy costs.

EMPLOYMENT

            At December  31,  2002,  the WPC Group had 3,943  employees of which
3,139 were  represented by the United Steel Workers of America  ("USWA"),  73 by
other unions, 698 were salaried employees and the remainder of 33 were non-union operating employees.

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

            As the single largest steel consuming  country in the western world, the United States has long been a favorite  market of steel  producers in Europe and Japan. In addition,  steel  producers from Korea,  Taiwan,  and Brazil,  and other large economies such as Russia and China,  have also recognized the United
States as a target market. Steel imports of flat-rolled products as a percentage of domestic  apparent  consumption,  excluding  semi-finished  steel,  have been approximately  27% in  1998,  23% in 1999,  23% in 2000,  20% in 2001 and 21% in
2002.  Imports  surged in 1998 due to severe  economic  conditions  in Southeast
Asia,  Latin  America,  Japan and Russia,  among others.  Average import customs values in December 2002  continued to be depressed with the average import value of some key finished steel  products below values  reported in the depths of the
1998 crisis. World steel demand, world export prices, U.S. dollar exchange rates and the  international  competitiveness  of the domestic steel industry have all been factors in these import levels.

            In March 2002, the United States  Government  announced its decision to enact tariffs on certain imported steel. These tariffs begin at 30% and range down to 18% over three years.  Certain of these tariffs will be imposed on steel imports that compete  directly with WPC. This has had a favorable  impact on WPC and on the United States steel industry.

            Total annual steel  consumption  in the United States has fluctuated between  88  million  and 126  million  tons  since  1991.  A  number  of  steel substitutes,  including plastics,  aluminum,  composites and glass, have reduced the growth of domestic steel consumption.

ITEM 2.     PROPERTIES

WHX GROUP

            H&H has 20 active  operating  plants in the United  States,  Canada,
Denmark and Singapore (50% owned) with a total area of  approximately  1,424,000 square feet, including warehouse, office and laboratory space, but not including the plant  used by the  Singapore  operation.  H&H also  owns or  leases  sales, service and  warehouse  facilities  at two other  locations in the United States
(which,  with H&H's general offices,  have a total area of approximately  62,000 square feet) and owns ten  non-operating or discontinued  locations with a total area of  approximately  794,000  square feet.  H&H considers  its  manufacturing plants and services  facilities to be well maintained and efficiently  equipped, and  therefore  suitable for the work being done.  The  productive  capacity and extent of  utilization  of its  facilities is dependent in some cases on general business  conditions and in other cases on the seasonality of the utilization of its  products.  Capacity  can be expanded  readily to meet  additional  demands.
Manufacturing  facilities of H&H are located in: Fort Smith, Arkansas;  Fontana,
California;  Toronto, Canada; Camden, Delaware; Kolding, Denmark; Evansville and
Indianapolis,   Indiana;   Cockeysville,   Maryland;   Agawam   and   Westfield,
Massachusetts;  Middlesex,  New Jersey;  Canastota and Oriskany, New York; Tulsa
and Broken Arrow, Oklahoma;  Norristown,  Pennsylvania;  East Providence,  Rhode
Island;  Cudahy,  Wisconsin;  and Singapore (50% owned). PCC has a manufacturing facility in Canfield, Ohio.

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

            The  following  table  lists the other  principal  plants of the WPC
Group and the annual capacity of the major products produced at each facility:

Location and Operations                            Capacity Tons/Year     Major Products
-----------------------                            ------------------     --------------

Allenport, Pennsylvania:
    Continuous pickler, tandem mill,
    temper mill and annealing lines.............          950,000         Cold-rolled sheets
Beech Bottom, West Virginia:
    Paint line..................................          308,000         Painted steel in coil form
Martins Ferry, Ohio:
     Temper mill, zinc coating lines............          750,000         Hot-dipped galvanized sheets and coils
Yorkville, Ohio:
     Continuous pickler, tandem mill,
      temper mills and annealing lines..........          660,000         Black plate and cold-rolled sheets

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

PBGC ACTION

            On March 6, 2003, the Pension Benefit Guaranty  Corporation ("PBGC")
issued its Notice of  Determination  ("Notice")  and on March 7, 2003,  the PBGC
published its Notice and filed a Summons and Complaint  ("Complaint")  in United
States  District  Court  for the  Southern  District  of New  York  seeking  the involuntary  termination of the WHX Pension Plan ("WHX Pension Plan").  The PBGC
stated in its  Notice  that it took this  action  because  of its  concern  that
"PBGC's  possible  long-run  loss  with  respect  to the WHX  Pension  Plan  may reasonably be expected to increase  unreasonably  if the WHX Pension Plan is not terminated." WHX filed an answer to this complaint on March 25, 2003, contesting the PBGC's action.  The PBGC has announced that it contends that the WHX Pension
Plan has  roughly  $300  million  in assets to cover  more than $443  million in benefit  liabilities,  resulting in a funding  shortfall of roughly $143 million
(without accounting for plant shutdown benefits). Furthermore, the PBGC contends in a press release that plant  shutdown  liabilities of the WHX Pension Plan, if they  were to  occur,  would  exceed  $378  million.  WHX  disputes  the  PBGC's calculation of liabilities  and shutdown claims since the actual amount of these
liabilities  may  be  substantially   less,   based  on  alternative   actuarial
assumptions.  Furthermore,  WHX disputes  the PBGC's  assumption  regarding  the likelihood of large scale shutdowns at WPSC. However,  there can be no assurance that WHX's  assertions will be accepted or that plant shutdowns would not occur.
If the PBGC's action is successful and the WHX Pension Plan is  terminated,  the
PBGC could file a claim against WHX and the other members of the WHX  Controlled group in an amount from $143 million to $521 million,  which WHX would be unable to fund. WHX intends to vigorously defend itself against such claims,  but there can be no assurance that WHX will prevail.

            For additional information concerning these developments, see Item 7
-  Management's  Discussion  and Analysis of Financial  Condition and Results of
Operations and Notes 3, 13 and 14 to the Consolidated Financial Statements.

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
The  administrative  and  reorganization  expenses resulting from the Bankruptcy
Filing  will  unfavorably  affect  results  of the WPC Group.  Moreover,  future results may be adversely affected by other claims and factors resulting from the
Bankruptcy Filing. For additional information concerning these developments, see
Item 7 - Management's Discussion and Analysis of Financial Condition and Results
of Operations and Notes 3, 13, and 14 to the Consolidated Financial Statements.

ENVIRONMENTAL MATTERS

            WPC,  as  are  other   industrial   manufacturers,   is  subject  to
increasingly  stringent standards relating to the protection of the environment.
In order to facilitate  compliance with these environmental  standards,  WPC has incurred capital  expenditures for  environmental  control projects  aggregating
$1.7 million, $0.8 million and $3.4 million for 2002, 2001, 2000,  respectively.
WPC anticipates  spending  approximately $18.2 million in the aggregate on major environmental  compliance projects through the year 2005,  estimated to be spent
as follows:  $3.7 million in 2003,  $11.6  million in 2004 and $2.9   million in
2005. Due to the possibility of unanticipated factual or regulatory developments and the Bankruptcy Filing, the amount and timing of future expenditures may vary substantially from such estimates.

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

            In  June  1995,  the  EPA  informally  requested  corrective  action affecting other areas of the Follansbee facility.  The EPA sought to require WPC to perform a site  investigation of the Follansbee plant. WPC actively contested the EPA's jurisdiction to require a site investigation,  but subsequently agreed to comply with a final  administrative  order  issued by the EPA in June 1998 to conduct a Resource Conservation and Recovery Act ("RCRA") Facility Investigation
("RFI") to determine the nature and extent of soil and groundwater contamination and appropriate clean up methods. WPC anticipates spending up to $0.5 million in year  2003 for  sampling  at the  site.  It is also  expected  that  remediation measures will be necessary.  Such measures  could commence as early as 2004 with the  expenditure  of $1.0  million  or more.  Until  the EPA  responds  to WPC's investigation  report,  the  full  extent  and  cost of  remediation  cannot  be ascertained.

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

            In March  1993,  the EPA  notified  WPC of Clean Air Act  violations alleging  particulate  matter  and  hydrogen  sulfide  emissions  in  excess  of allowable  concentrations  at WPC's  Follansbee coke plant. In January 1996, the
EPA and the Company  entered  into a consent  decree.  Although WPC has paid the civil penalties due pursuant to the terms of the consent  decree,  WPC continues to accrue stipulated  penalties to such consent decree. As of December 2002, WPC has accrued stipulated penalties of approximately $4.8 million.

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

            In January 1998, the Ohio Attorney  General  notified WPC of a draft consent  order and  initial  civil  penalties  in the amount of $1  million  for various air violations at its Steubenville  and Mingo Junction,  Ohio facilities occurring from 1992 through 1996. In November 1999,  OEPA and WPC entered into a consent  decree  settling  the  civil  penalties  related  to  this  matter  for approximately  $250,000.  The consent  decree also  obligates WPC to pay certain stipulated  penalties for future air  violations.  As of December 31, 2002,  the total  stipulated  penalty  amount is $85,000.  An additional  $78,000 is due on demand by OEPA for a supplemental environment project withdrawal by WPC.

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

            The EPA  conducted a multimedia  inspection  of WPC's  Steubenville,
Mingo Junction,  Yorkville, and Martins Ferry, Ohio facilities in March and June
1999. The inspection covered all environmental  regulations  applicable to these plants.  WPC has  received a Notice of  Violation  from the EPA for  alleged air violations,  but has not yet received notice of any violations of water or waste laws.  The air Notice of  Violation  does not  specify  the amount of  penalties sought by EPA but an agreement in principle has been  tentatively  approved.  If this agreement is finalized, WPC would be required to upgrade certain of its air emission  control  devices and such upgrades are expected to cost  approximately
$12.8 million.  WPC is continuing to explore  settlement  with the EPA regarding such air violations.

            On May 12,  2000,  the West  Virginia  Department  of  Environmental
Protection ("WVDEP") issued a Unilateral Order requiring that WPC remove certain seal tar  deposits  from the bed of the Ohio  River.  WPC  timely  appealed  the
Unilateral  Order to the West Virginia  Environmental  Quality Board on June 13,
2000.  WPC and  WVDEP  subsequently  entered  into a  Consent  Order on or about
September 12, 2000, and the appeal was withdrawn.  Under the consent Order,  WPC
has  agreed  to  undertake  certain  actions  by  particular  dates,   including
monitoring,  development of work plans, and removal of certain coal tar deposits from the bed of the Ohio River.  WPC spent $1.3 million in 2002 and  anticipates spending up to $0.5 million in year 2003 to undertake  actions under the Consent
Order.

            WPC is aware of potential  environmental  liabilities resulting from operations, including leaking underground and aboveground storage tanks, and the disposal and storage of residuals on its property.  Each of these  situations is being assessed and remediated in accordance with regulatory requirements.

            WPC's non-current  accrued  environmental  liabilities totaled $18.0 million  and  $19.0  million  at  December  31,  2002  and  December  31,  2001, respectively.  These  accruals were  initially  determined by WPC,  based on all
available   information.   As  new  information  becomes  available,   including
information  provided by third parties,  and changing laws and  regulation,  the liabilities  are reviewed and the accruals  adjusted  quarterly.  WPC Management believes,  based on its best  estimate,  that WPC has  adequately  provided  for remediation  costs that might be  incurred  or  penalties  that might be imposed under present environmental laws and regulations.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     Part II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            SECURITY HOLDER MATTERS

            A reverse common stock split was approved by a vote of  stockholders at the  2002  Annual  Meeting  of  Stockholders  held on June  18,  2002,  and a one-for-three reverse common stock split was effectuated on August 22, 2002. All references  to common  shares have been  adjusted  to reflect the  one-for-three reverse common stock split.

            The number of shares of Common  Stock issued and  outstanding  as of
March 31, 2003 was 5,405,856.  There were approximately 11,905 holders of record of Common  Stock as of March 31,  2003.  There were no purchases of Common Stock made by the Company in 2002, 2001 and 2000.

            The prices set forth in the following  table  represent the high and low sales prices for the Company's Common Stock on the New York Stock Exchange:

                       2002                     High             Low

                    First Quarter             $ 4.56          $ 1.65
                    Second Quarter              3.69            1.65
                    Third Quarter               3.00            1.56
                    Fourth Quarter              2.80            1.97

                       2001                     High             Low

                    First Quarter             $ 5.13          $ 2.43
                    Second Quarter              5.94            3.03
                    Third Quarter               6.75            3.48
                    Fourth Quarter              5.37            3.90

            Pursuant to the terms of the Supplemental Indenture to the Company's
10 1/2% Senior Notes,  the Company was prohibited  from paying  dividends on its
Common Stock or Preferred  Stock until after  October 1, 2002,  at the earliest, and thereafter only in the event that the Company satisfies certain  conditions.
Such  conditions were not satisfied as of December 31, 2002. (See Note 12 to the
Consolidated  Financial  Statements).  The  Company is further  prohibited  from paying  dividends on its Common  Stock  during such time as the full  cumulative dividends on the Preferred Stock have not been paid.

ITEM 6.     SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL                                                                WHX CORPORATION
(THOUSANDS OF DOLLARS)
                                                             2002           2001        2000(a)         1999           1998(b)
                                                         -----------    -------------   -----------   ------------   -------------
Profit and Loss  (c):
Net sales                                                $   386,393    $   388,139    $ 1,519,436    $ 1,586,079    $ 1,476,750
Cost of goods sold                                           318,104        318,670      1,397,715      1,432,517      1,318,992
Selling, general and administrative expenses                  73,652         74,304        142,596        137,583        116,465
Restructuring charges                                         19,994           --             --             --             --
                                                         -----------    -----------    -----------    -----------    -----------
Income (loss) from operations                                (25,357)        (4,835)       (20,875)        15,979         41,293
Interest expense on debt                                      27,257         46,969         83,899         86,529         77,867
Equity  in  loss of WPC                                       20,000
Gain on early retirement of debt                              42,491         19,011           --            1,378          3,447
Gain on sale of interest in Wheeling-Downs                      --           88,517           --             --             --
Other income/(expense)                                        (5,988)        11,112        (15,400)        30,637         89,696
                                                         -----------    -----------    -----------    -----------    -----------
Income (loss)  from continuing operations before taxes       (36,111)        66,836       (120,174)       (38,535)        56,569
Tax provision (benefit)                                      (24,115)       (28,869)        68,692        (12,738)        20,860
                                                         -----------    -----------    -----------    -----------    -----------
Income (loss)  from continuing operations                    (11,996)        95,705       (188,866)       (25,797)        35,709

Income from discontinued operations                           22,462          5,416          7,821         10,859          5,961
                                                         -----------    -----------    -----------    -----------    -----------
Income (loss) before cumulative effect of
  accounting change                                           10,466        101,121       (181,045)       (14,938)        41,670
Cumulative effect of an accounting change                    (44,000)          --             --             --             --
                                                         -----------    -----------    -----------    -----------    -----------

Net income (loss)                                        $   (33,534)   $   101,121    $  (181,045)   $   (14,938)   $    41,670
                                                         ===========    ===========    ===========    ===========    ===========
Net income (loss)  applicable to
  common stock                                           $   (52,758)   $    81,792    $  (201,652)   $   (35,546)   $   (21,062)
                                                         ===========    ===========    ===========    ===========    ===========
Basic income (loss)  per share:
Income (loss)  from continuing operations
  applicable to common shareholders                      $     (5.86)   $     15.27    $    (43.93)   $     (8.77)   $      2.49
Income from discontinued operations                             4.22           1.08           1.64           2.05           0.98
Cumulative effect of accounting change                         (8.26)          --             --             --             --
                                                         -----------    -----------    -----------    -----------    -----------
Net income (loss)  per share
   applicable to common shares                           $     (9.90)   $     16.35    $    (42.29)   $     (6.72)   $      3.47
                                                         ===========    ===========    ===========    ===========    ===========
Diluted income (loss)  per share:
Income (loss)  from continuing operations
  applicable to common shareholders                      $     (5.86)   $      9.11    $    (43.93)   $     (8.77)   $      2.49
Income from discontinued operations                             4.22           0.51           1.64           2.05           0.98
Cumulative effect of accounting change                         (8.26)          --             --             --             --
                                                         -----------    -----------    -----------    -----------    -----------
Net income (loss)  per share
   applicable to common shares                           $     (9.90)   $      9.62    $    (42.29)   $     (6.72)   $      3.47
                                                         ===========    ===========    ===========    ===========    ===========
Average number of common shares
  outstanding (in thousands)                                   5,325          5,004          4,768          5,289          6,066
Financial Position:
Cash, cash equivalents and short term
   investments, net of short term
   borrowings                                            $   115,814    $   141,726    $    74,067    $   169,617    $   229,601
Working capital                                              145,445        218,268        185,365        290,442        387,899
Property, plant and equipment-net                            107,590        134,923        136,987        787,992        793,105
Plant additions and improvements                               9,335         11,924        114,971        100,042         43,795
Total assets - continuing operations                         834,388        884,257        805,523      2,580,132      2,656,072
Net assets of discontinued operations                           --           57,182         51,366         41,595         30,421
Long-term debt                                               249,706        432,454        481,783        844,641        888,883
Stockholders' equity                                         213,859        280,904        180,147        377,471        446,512
Number of stockholders of record:
Common                                                        11,107         11,440         11,520         11,666         11,915
Series  A Convertible Preferred                                   29             34             36             32             31
Series  B Convertible Preferred                                   51             61             73             74             69
Employment
Employment costs                                         $   112,048    $   152,321    $   414,842    $   443,333    $   394,701
Average number of employees                                    1,936          2,905          7,270          7,535          7,470

(a) Includes the results of WPC for the period January 1, 2000 through  November
    16, 2000.
(b) Includes the results of Handy & Harman for the period April 13, 1998 through
    December 31, 1998.
(c) Years  1998  through  2001  have  been  restated  to  reflect  Unimast  as a discontinued operation.

NOTES TO FIVE-YEAR SELECTED FINANCIAL DATA

            During 1998, the Company purchased and retired $48 million aggregate principal  amount of 10 1/2% Senior Notes in the open market resulting a gain of
$3.4 million.

            In April 1998, the Company acquired H&H. The transaction had a total value of $651.4  million,  including  the  assumption  of  approximately  $229.6 million in debt.

            During  1999,  the  Company  purchased  and  retired  $20.5  million aggregate  principal amount of 10 1/2% Senior Notes in the open market resulting in a gain of $1.4 million.

            On November 16, 2000 the Company's WPC Group filed petitions seeking reorganization  under  Chapter  11 of Title 11 of the United  States  Bankruptcy
Code,  resulting in a non-cash  charge of $133.8  million to provide a valuation reserve against previously  recorded net deferred tax assets. As a result of the
Bankruptcy  Filing (see Note 3 to the Consolidated  Financial  Statements),  the
Company has, as of November 16, 2000,  deconsolidated  the balance  sheet of its
wholly  owned  subsidiary  WPC.  As  a  result  of  such  deconsolidation,   the
accompanying  Consolidated  Balance  Sheet at December 31, 2000 does not include any of the assets or liabilities of WPC and the  accompanying  December 31, 2000
Profit  and Loss data  includes  the  operating  results  of WPC for the  period
January 1, 2000 through  November 16, 2000. As more fully  discussed in Item 7 -
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations  and Note 3 to the  Consolidated  Financial  Statements,  the Company
agreed  to  provide  additional  funds  to the WPC  Group  (subject  to  certain conditions) amounting to $20.0 million. As a result, the Company has recorded in the year ended December 31, 2002, Equity in loss of WPC up to the amount of such funding commitments.

            During 2002,  2001 and 2000,  the Company did not make any purchases of Common or  Preferred  Stock.  During  1999 and 1998,  the  Company  purchased
1,198,100  and  593,436  shares of Common  Stock,  respectively,  in open market transactions.

            During  2001,  the  Company  purchased  and  retired  $36.4  million aggregate principal amount of 10 1/2% Senior Notes in the open market, resulting in a gain of $19.0 million.

            In December  2001,  the Company sold its interest in  Wheeling-Downs
Racing Association, Inc. for $105 million in cash and recognized a gain of $88.5 million.

            In July 2002,  the  Company  sold the stock of  Unimast,  Inc.,  its wholly  owned  subsidiary,  for $95.0  million  and  recognized  a gain of $11.9 million, net of tax.

            During  2002,  the  Company  purchased  and retired  $134.6  million aggregate  principal amount of 10 1/2% Senior Notes in the open market resulting in a gain of $42.5 million.

            In the  first  quarter  of  2002,  WHX  adopted  the  provisions  of
Statement of Financial  Standards  ("SFAS 142")  "Goodwill and Other  Intangible
Assets." As a result, WHX recorded a $44.0 million non-cash goodwill  impairment charge.  This charge is shown as a cumulative effect of an accounting change. In addition,  as required by SFAS 142, as of January 1, 2002, goodwill is no longer amortized.

            During 2002,  WHX recorded  restructuring  charges of $20.0  million relating to the closure of certain Handy & Harman operations.

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

                  o In  connection  with the  Bankruptcy  Filing,  WHX purchased
$30.5  million of the  senior  term loan  portion  of the DIP  Credit  Agreement provided to the WPC Group.  In addition,  at December 31, 2002, WHX had balances due from  WPSC  totaling  $7.4  million  in the  form of  secured  advances  and liquidity support.  As part of the amended Chapter 11 Plan of Reorganization for the WPC Group,  WHX has agreed  conditionally to forgo repayment of these claims from  the  reorganized  company.  If the  conditions  are not met,  WHX  Group's recovery of these amounts is not certain.

                  o Due to the  Bankruptcy  Filing,  the  operations  of the WPC
Group are subject to the  jurisdiction of the Bankruptcy Court and, as a result,
WHX's access to the cash flows of the WPC Group is restricted.  Accordingly, the
WHX Group will have to fund its operations and debt service  obligations without access to the cash flow of the WPC Group.

                  o  The  WPC  Group  has  a  large  net   operating   tax  loss
carryforward  due to prior losses and continues to incur losses.  WPC is part of the Company's  consolidated  tax group.  In accordance with federal tax laws and
regulations,   WPC's  tax  attributes   have  been  utilized  by  the  Company's
consolidated group to reduce its consolidated federal tax obligations. Depending on the final outcome of the WPC Group's  Bankruptcy  Filing, the WPC Group's tax
attributes may no longer be available to the WHX Group;

                  o Various  subsidiaries  of the WPC Group  participate  in the pension  plan  sponsored  by the Company  ("The WHX Pension  Plan").  While that pension plan fully complies with ERISA minimum funding  requirements at December
31, 2002,  there can be no assurance as to the Plan's  ongoing  funding  status.
Various  developments could adversely affect the funded status of the plan. Such developments  include (but are not limited to): (a) a material  reduction in the value of the pension assets; (b) a change in actuarial  assumptions  relating to asset  accumulation and liability  discount rates;  (c) events  triggering early retirement  obligations  such as plant shutdowns  and/or certain types of hourly workforce  reductions  resulting from the Bankruptcy Filing or otherwise and (d)
the  action  taken by the  Pension  Benefit  Guaranty  Corporation  ("PGBC")  to
terminate  the  WHX  Pension  Plan  (see  below).  WHX  has  also  agreed  to be contingently  liable for a portion of the OPEB  Obligations  (as defined below), subject to certain conditions.  Funding obligations,  if they arise, may have an adverse impact on the WHX Group's liquidity. The WPC Group's ability to maintain its current  operating  configurations  and levels of permanent  employment  are dependent  upon its  ability to  maintain  adequate  liquidity.  There can be no assurances that the WPC Group will be able to maintain adequate resources;

                  o  On  March  7,  2003,  the  PBGC  published  its  Notice  of
Determination  ("Notice")  and filed a Summons and  Complaint  ("Complaint")  in
United States  District  Court for the Southern  District of New York seeking to terminate the WHX Corporation Pension Plan ("WHX Plan"). In the event WHX is not able to reach an acceptable  agreement  with the PBGC  regarding the WHX Pension
Plan,  and if the PBGC's action is  successful,  there will be material  adverse effects upon WHX and the WPC Group, including without limitation, the failure to satisfy a condition to the $250 million  Federal loan guaranty,  the uncertainty of  confirming  the  Plan of  Reorganization  filed  by the WPC  Group,  and the imposition of  significant  additional  liabilities  upon WHX which WHX would be unable to pay;

                  o As a result of the  recent  action of the PBGC to  terminate the WHX Pension Plan, H&H informed its lenders on March 11, 2003,  that the PBGC action may have been an occurrence  that would  preclude H&H from making certain representations to the lenders (as required by the H&H Facilities) in connection with  future  borrowings.  H&H has elected  not to borrow any  additional  funds against the H&H  Facilities  until such time as the PBGC action is resolved.  If the  PBGC  action  is  upheld  and the WHX  Pension  Plan  is  terminated,  such termination  would  constitute an event of default under the H&H Facilities.  If
H&H is unable to cure the default or obtain an amendment to the H&H  Facilities, it could lead to a cancellation of the H&H Facilities and an acceleration of the outstanding borrowings.  If the lenders were to accelerate the obligations under the H&H  Facilities it would have a material  adverse effect upon the liquidity, financial position and capital resources of H&H. In addition the acceleration of the H&H  obligations  would be an event of default  under  WHX's 10 1/2%  Senior
Notes. Upon the occurrence of an event of default, the trustee or the holders of
25% in principal  amount of the then  outstanding  notes could accelerate the 10
1/2% Senior Notes.  Any such  acceleration  would have a material adverse effect upon the liquidity, financial position and capital resources of WHX.

                  o  Various   members  of  the  WPC  Group  have  existing  and
contingent   liabilities   relating   to   environmental   matters,    including
environmental capital expenditures, costs of remediation and potential fines and penalties  relating to possible  violations of national and state  environmental laws. In the event the WPC Group is unable to fund these liabilities, claims may be made against WHX for payment of such liabilities; and

                  o WHX and H&H each have a  significant  amount of  outstanding indebtedness,  and their  ability  to access  capital  markets  in the future to refinance such indebtedness may be limited

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
a maximum  aggregate  amount of up to $175  million.  On November 15, 2002,  the
Bankruptcy  Court approved a motion to amend the DIP Credit  Agreement to reduce
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

            WPC  borrowings  outstanding  under  the  DIP  Credit  Facility  for revolving  loans totaled  $135.5 million and $127.2 million at December 31, 2002 and 2001  respectively.  Term loans under the DIP Credit Facility  totaled $35.2 million and $34.4 million at December 31, 2002 and 2001 respectively. Letters of credit outstanding under the facility totaled $2.8 million at December 31, 2002.
At December 31, 2002, net  availability  under the DIP Credit Facility was $25.7 million.  The DIP Credit  Facility  currently  expires on the earlier of May 17,
2003 or the completion of a Plan of Reorganization.

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented its investment in the WPC Group. In addition to this investment, WHX owns a $32.0 million participation interest in the Term Loan discussed above and holds other claims against WPC and WPSC totaling approximately $7.4 million. The recognition  of the WPC  Group's net loss of $176.6  million,  in the year 2000, eliminated the investment's  carrying value of $136.8 million. In November 2000,
WHX recorded a liability  of $39.8  million  representing  the excess of the WPC
Group's loss over the carrying amount of the investment.

            During the period  November 17, 2000 through  December 31, 2002, the
WPC Group  incurred  cumulative  net losses of $271.4  million.  Pursuant to the terms to the amended Plan of  Reorganization,  WHX has  conditionally  agreed to contribute  $20.0 million to the WPC Group (see discussion  below  pertaining to
WHX  Contributions).  As a result of the Company's  probable  obligation to fund
$20.0 million to WPC Group,  the Company has recorded a $20.0 million  charge as
Equity in loss of WPC in the accompanying Statement of Operations.

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
repurchase option expired unexercised on June 29, 2002.

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
consisted of financing  terms) during the period from the Order through  January
31, 2002, (2) if certain conditions are met, an additional $2 million of secured loans (for an aggregate of $7 million) and the  maintenance  of the $5.0 million of liquidity support referred to above,  during the period from February 1, 2002 through  March  31,  2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution to a new WPSC defined benefit pension plan contingent  upon,  among other things,  a confirmed  WPSC Plan of  Reorganization  (item 3 has since been superceded by the WHX Contributions described below). Through December 31, 2002,
WHX had advanced  $5.0 million of the loans and up to $5.5 million of financing.
At December 31, 2002, the outstanding balance of these secured advances was $5.0 million plus interest of $0.3 million and $2.1 million, respectively.

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

            In January  2002,  WPSC  finalized  a financial  support  plan which included a $5.0  million  loan from the State of West  Virginia,  a $7.0 million loan and a $0.2 million grant from the State of Ohio, a $10.0 million advance by the WHX Group for future steel  purchases  (all of which were  delivered  before
June 30,  2002) and  additional  wage and salary  deferrals  from WPSC union and salaried employees. At December 31, 2002, the balance outstanding with the State of West Virginia was $5.0 million, and $7.0 million with the State of Ohio.

            On September 23, 2002,  WPC announced  that the Royal Bank of Canada
("RBC") had filed on its behalf an  application  with the  Emergency  Steel Loan
Guarantee  Board  ("ESLGB")  for a  $250  million  federal  loan  guarantee.  An affiliate of RBC has agreed to  underwrite  the loan if the guaranty is granted.
On February 28, 2003, the ESLGB initially rejected the application. WPC and RBC, however,  amended and  supplemented  the  application  and it was  conditionally approved  on March 26,  2003.  The  approval  of the  guaranty is subject to the satisfaction of various conditions on or before June 30, 2003 including, without limitation,  resolution  of the  treatment  of the  WHX  Pension  Plan  that  is acceptable to and approved by the PBGC, confirmation of a Plan of Reorganization for the WPC Group,  and the execution of definitive  agreements  satisfactory in form and substance to the ESLGB.

            The amended RBC application contained a business plan that assumed a confirmed Chapter 11 plan of  reorganization  ("POR") for the WPC Group. As part of the POR, the Company has agreed  conditionally to make certain  contributions
(the  "WHX   Contributions")   to  the  reorganized   company.   Under  the  WHX
Contributions,  the Company  would  forgo  repayment  of its claims  against the debtors of approximately $39 million and, additionally,  would contribute to the reorganized  company $20 million of cash,  for which the Company would receive a note in the amount of $10 million.  The WHX Contributions  would be subject to a number  of  conditions  including,  without  limitation,  that  (1)  the  POR be satisfactory  to the Company in its sole and  absolute  discretion,  and (2) the
Company's   dispute  with  the  PBGC,   described  below,  be  resolved  to  the
satisfaction of the Company in its sole and absolute discretion.  As a result of the Company's probable  obligation to fund $20.0 million to WPC, the Company has recorded  a $20.0  million  charge as Equity in loss of WPC in the  accompanying
Consolidated Statement of Operations.

            On March 7, 2003, the Pension Benefit Guaranty  Corporation ("PBGC")
published  its  Notice of  Determination  ("Notice")  and  filed a  Summons  and
Complaint  ("Complaint")  in  United  States  District  Court  for the  Southern
District of New York seeking to terminate the WHX Corporation Pension Plan ("WHX
Plan").  The PBGC stated in its Notice  that it took this action  because of its concern that  "PBGC's  possible  long-run  loss with respect to the WHX Plan may reasonably  be  expected  to  increase  unreasonably  if  the  WHX  Plan  is not terminated." WHX filed an answer to this complaint on March 27, 2003, contesting the PBGC's action. The PBGC's action to terminate the WHX Pension Plan was taken following  the  initial  rejection  on  February  28, 2003 by the ESLGB of RBC's application for a $250 million federal loan guaranty. The PBGC has been notified of the loan guaranty  approval on March 26, 2003. As described above,  obtaining an acceptable resolution of the treatment of the WHX Pension Plan is a condition to the loan guaranty.  If an acceptable  resolution is not obtained on or before
June 30,  2003,  then a  condition  to the loan  guaranty  shall  not have  been satisfied.  If the loan  guaranty is not granted it is unlikely that the present
Plan of  Reorganization,  filed with the Bankruptcy  Court on December 20, 2002, will be confirmed. Furthermore, it is doubtful that an alternative plan could be confirmed in a reasonable time frame (although WPC management has indicated that it would attempt to pursue such an alternate  plan). In either case there can be no assurance as to the future of the WPC Group.  The PBGC  contends that the WHX
Pension  Plan has roughly $300 million in assets to cover more than $443 million in benefit  liabilities  resulting in a funding shortfall of approximately  $143 million  (without  accounting  for  shutdown  benefits).  Furthermore,  the PBGC contends that shutdown  liabilities,  if they were to occur, could be as much as
$378 million.  WHX disputes the PBGC's  calculation of liabilities  and shutdown claims since the actual amount of these  liabilities may be substantially  less, based on alternative actuarial  assumptions.  However, there can be no assurance that WHX's assumptions will be accepted.  If the PBGC's action is successful and the WHX Pension  Plan is  terminated,  WHX expects  that it will be subject to a claim by the PBGC of at least $143  million.  WHX intends to  vigorously  defend itself  against  such  claims,  but  there  can be no  assurance  that WHX would prevail.  If the WHX Pension Plan were  terminated,  WHX believes it is unlikely that the present Plan of  Reorganization,  filed with the Bankruptcy Court filed on December 29, 2002,  will be  confirmed.  Furthermore,  it is doubtful that an alternative  plan could be confirmed in a reasonable  time frame  (although  WPC management  has  indicated  that it would  attempt to pursue  such an  alternate plan).  In either  case  there can be no  assurance  as to the future of the WPC
Group.  If a cessation of operations of the WPC Group or termination of the Plan were to occur,  the  consequential  cash funding  obligations to the WHX Pension
Plan would have a material adverse impact on the liquidity,  financial  position and capital resources of WHX.

            Management  of the  Company  cannot  at  this  time  determine  with certainty the ultimate outcome of the Chapter 11 proceedings or the related PBGC action; however it is possible that the following outcomes could result, whether upon the confirmation of the Plan of Reorganization as submitted or as it may be amended or modified, or otherwise:

            a) The WPC Group could reorganize, and its creditors could receive a portion  of their  claims in cash or in stock of WPC or WPSC.  In such a  case,  the WHX  Group  would  have  little  or no  future ownership  in or  involvement  with the WPC  Group  (except  as a creditor) and the WHX Group's  future cash  obligations  to or on behalf of the WPC Group  would be minimal to none (other than the
               WHX Contributions, referred to above).

            b) The PBGC  could  prevail  in its  actions  to  terminate  the WHX
               Pension  Plan,  which  could  result  in a  partial  or  complete liquidation of the WPC Group. If such  liquidation were to occur,
               WHX could be responsible for significant early retirement pension benefits.  In such a case,  the PBGC would likely seek to enforce claims for  shutdown  liabilities  against WHX in addition to the
               $143 million claims for accumulated benefit liabilities  referred to above.  The PBGC asserts that shutdown  claims  arising from a complete  liquidation  of the WPC  Group  would  result in claims against WHX as much as $378 million. A shutdown of only a portion of the WPC Group's facilities would generate shutdown liabilities in a lower amount.  WHX disputes the PBGC's assertion with regard to each of their claims.  If the PBGC were to prevail against the
               Company,  the PBGC could file a claim  against  WHX and the other members  of the WHX  controlled  group  in an  amount  from  $143 million to $521 million, which WHX would be unable to fund.

            In  connection  with past  collective  bargaining  agreements by and between  the WPC Group  and the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"), the WPC Group is obligated to provide certain medical insurance,  life insurance,  disability  and  surviving  spouse  retirement  benefits  to retired employees and their dependents ("OPEB  Obligations").  WHX is not a signatory to any of these agreements.  However,  WHX has separately agreed to be contingently liable for a portion of the OPEB Obligations.  WHX's contingent obligation would be  triggered  in the event that the WPC Group was to fail to  satisfy  its OPEB
Obligations.  WHX's  contingent  obligation is limited to 25% of the Accumulated
Post-Retirement Benefit Obligation with respect to the WPC Group's employees and retirees  represented  by the USWA.  WPSC's total OPEB  Obligation at January 1,
2003 is estimated to be $314.1 million. WHX has estimated that approximately 85%
of employees and retirees  entitled to such OPEB  Obligations are represented by the USWA.

            WHX's  liability for OPEB  Obligations  exists only so long as (1) a majority  of the  directors  of WPSC or WPC are  affiliated  with  WHX;  (2) WHX controls the Board of Directors of WPSC or WPC through  appointment  or election of a majority of such directors;  or (3) WHX,  through other means,  exercises a level  of  control  normally  associated  with (1) or (2)  above.  If the POR is confirmed,  the Company  believes that its  liability  for the OPEB  Obligations would be eliminated.

OVERVIEW

            WHX is a  holding  company  that has been  structured  to  invest in and/or  acquire a diverse group of businesses on a  decentralized  basis.  WHX's primary  business  currently  is Handy &  Harman,  a  diversified  manufacturing company whose strategic business units encompass three segments:  precious metal plating and fabrication,  specialty wire and tubing,  and engineered  materials.
WHX   also   owns   Pittsburgh-Canfield    Corporation,    a   manufacturer   of
electrogalvanized products used in the construction and appliance industries. In
July 2002, the Company sold its wholly owned subsidiary, Unimast Incorporated, a leading  manufacturer  of steel framing and other  products for  commercial  and residential  construction.  As  a  result,  Unimast  has  been  classified  as a discontinued operation for all periods presented.  WHX's other business consists of WPC and its subsidiaries including WPSC, a vertically integrated manufacturer of value-added and flat rolled steel products which sought bankruptcy protection in November 2000.

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

in thousands

                                                                  2002           2001         2000
                                                               -----------    -----------    -----------

Revenue

   Precious Metal                                              $   142,260    $   168,308    $   237,426
   Wire & Tubing                                               132,194        133,621        158,008
   Engineered Materials                                            111,939         86,210         73,412
                                                               -----------    -----------    -----------
           Sub total                                               386,393        388,139        468,846

WPC Group                                                             --             --        1,050,590
                                                               -----------    -----------    -----------

           Consolidated revenue                                $   386,393    $   388,139    $ 1,519,436
                                                               ===========    ===========    ===========

Segment operating income (loss)
   Precious Metal                                              $    (3,536)   $     7,982    $    22,129
   Wire & Tubing                                                (14,071)        3,407         13,862
   Engineered Materials                                              9,624          7,901          7,698
                                                               -----------    -----------    -----------
           Sub total                                                (7,983)        19,290         43,689

WPC Group                                                             --             --          (50,035)
                                                               -----------    -----------    -----------
                                                                    (7,983)        19,290         (6,346)

Unallocated corporate expenses                                      17,374         16,732          6,531
Goodwill amortization                                                 --            7,393          7,998
                                                               -----------    -----------    -----------

    Operating income (loss)                                        (25,357)        (4,835)       (20,875)

Interest expense                                                    27,257         46,969         83,899
Equity in loss of WPC                                               20,000
Gain on early retirement of debt                                    42,491         19,011           --
Gain on sale of Wheeling-Downs                                        --           88,517           --
Other income (expense)                                              (5,988)        11,112        (15,400)
                                                               -----------    -----------    -----------

         Income (loss) before taxes, discontinued operations
           and cumulative effect of an accounting change           (36,111)        66,836       (120,174)

Income tax expense (benefit)                                       (24,115)       (28,869)        68,692
Income from discontinued operations - net of tax                    10,601          5,416          7,821
Gain on sale of Unimast - net of tax of $6,886                      11,861           --             --
                                                               -----------    -----------    -----------

          Income (loss) before cumulative effect of an
            accounting change                                       10,466        101,121       (181,045)

Cumulative effect of an accounting change - net of tax             (44,000)          --             --
                                                               -----------    -----------    -----------

          Net income (loss)                                    $   (33,534)   $   101,121    $  (181,045)
                                                               ===========    ===========    ===========

2002 COMPARED TO 2001

            Sales in 2002 were $386.4  million  compared with $388.1  million in
2001.  Sales  decreased by $26.0 million at the Precious  Metal Segment and $1.4 million at the Wire & Tubing  Segment.  Sales  increased by $25.7 million at the
Engineered Materials Segment.

            Selling,  general and administrative expenses decreased $0.7 million from $74.3 million in 2001 to $73.6 million in 2002.  Excluding the $7.4 million favorable impact from the non-amortization of goodwill in 2002, selling, general and  administrative  expenses  increased by $6.7  million.  This  resulted  from increased pension expense of $3.1 million,  insurance costs, a legal settlement, and bad debt expenses  partially offset by the impact of non-recurring  expenses in 2001.

            Operating  loss  at the  segment  level  was  $8.0  million  in 2002 compared to operating income of $19.3 million in 2001. Operating results for the
Precious  Metal and the Wire & Tubing  Segments  declined  by $11.5  million and
$17.5 million,  respectively.  These declines include  restructuring  charges of
$12.0  million in the  Precious  Metal  segment  and $8.0  million in the Wire &
Tubing segment.  Operating income for the Engineered  Materials Segment improved by $1.7 million in 2002.  Unallocated  corporate  expenses  increased from $16.7 million in 2001 to $17.4  million in 2002.  This  resulted  from an  increase in unallocated  pension expense of $3.1 million offset by  non-recurring  costs and expenses incurred in 2001.

            Interest expense in 2002 decreased by $19.7 million to $27.3 million from $47.0 million in 2001.  Handy & Harman's  interest  expense  decreased from
$16.0 million in 2001 to $9.5 million in 2002,  reflecting  lower borrowings and lower interest  rates.  The remaining  $13.2 million of this decline in interest expense is primarily related to the early retirement of $134.6 and $36.4 million of 10 1/2 % Senior Notes in 2002 and 2001, respectively.

            As part of the amended Chapter 11 Plan of Reorganization for the WPC
Group,  WHX  has  agreed  conditionally  to  provide  additional  funds  to WPSC amounting to $20.0 million.  As a result of the Company's probable obligation to fund $20 million to WPC, WHX has recorded a $20 million charge as Equity in loss of WPC in the  accompanying  Consolidated  Statement of Operations  for the year ended December 31, 2002.

            Other  income was an expense of $6.0  million  for 2002  compared to
$11.1 million of income for 2001.  The income in 2001 was  primarily  related to income from WHX Entertainment of $15.0 million and net investment losses of $4.4 million.  The 2002 period loss  included a $4.8 million loss on an interest rate swap, other expenses of $3.7 million,  losses of $2.6 million on the disposal of fixed assets, partially offset by investment earnings of $5.1 million.

            In  December  2001,  WHX  Entertainment  sold  its 50%  interest  in
Wheeling Downs Racing Association,  Inc. for $105 million in cash,  resulting in an $88.5 million  pre-tax gain. In 2002, WHX used a portion of these proceeds in the first  quarter  of 2002 to  purchase  and  retire  $82.5  million  aggregate principal amount of Senior Notes in the open market for $50.6 million.

            On July 31,  2002,  the  Company  sold the  stock  of  Unimast,  its wholly-owned  subsidiary,  to Worthington Industries,  Inc. for $95.0 million in cash. Under the terms of the agreement,  the buyer assumed  approximately  $25.6 million of Unimast debt. In the third quarter,  the Company recognized a pre-tax gain on the  sale of  approximately  $18.6  million.  The gain on sale is net of closing costs,  transaction fees, employee related payments, and other costs and expenses. Net cash proceeds from the sale, after escrow of $2.5 million, closing costs, transaction fees, employee related payments, and other costs and expenses were  approximately  $85.0  million.  The Company has applied these  proceeds in accordance  with the terms of the  Indenture  for the  Company's 10 1/2 % Senior
Notes.

            In 2002 the Company  recognized  a $42.5  million  gain on the early retirement of $134.6 million principal amount of 10 1/2% Senior Notes.

            In 2002,  continuing  operations  recognized  a tax benefit of $24.1 million on a $36.1 million  pre-tax loss. As a result of the  termination of the
Tax Sharing Agreement with the WPC Group, the Company  recognized the benefit of the WPC Group's  current year losses and net  operating  loss  carryforwards  to offset taxable income from WHX's other operations.

            In 2001,  continuing  operations  recognized  a tax benefit of $28.9 million on $66.9 million pre-tax  income.  As a result of the termination of the
Tax Sharing Agreement with the WPC Group, the Company  recognized the benefit of the WPC Group's  current year losses to offset  taxable  income from WHX's other operations.  The Company was also able to recognize additional benefits from net operating losses previously unavailable to the Company.

            Net loss for 2002 amounted to $33.5 million, or $9.90 loss per share of common stock after  adjusting for preferred stock  dividends,  as compared to net income of $101.1  million,  or $16.35 per basic share of common  stock after adjusting for preferred stock dividends.

The comments  that follow  compare  revenues and  operating  income by operating segment for the years ended 2002 and 2001:

Precious Metal
--------------

            Sales for the Precious  Metals Segment  decreased $26.0 million from
$168.3 million in 2001 to $142.3 million in 2002. Approximately $10.0 million of this  decrease  was due to a  temporary  shutdown as a result of a fire at Sumco
Inc., which occurred on January 20, 2002. The balance of the decrease was due to the closing of the  Fairfield,  CT  facility at the end of the third  quarter of
2002 as well as reduced  volume due to the  slowdown in the  economy.  Operating income  decreased  $11.5  million  from $8.0  million  in 2001 to a loss of $3.5 million in 2002.  Included in the 2001 period was a $3.3 million  precious metal lower of cost or market  adjustment  which  was  partially  offset by  favorable precious  metal  gains  of  $1.0  million.  Included  in the  2002  period  is a restructuring  charge of $12.0 million, as described below, and additional costs of $1.4 million to maintain the employee base until operations ceased. Excluding the  2001  precious  metal  reserve  and  precious  metal  gains  and  the  2002 restructuring  charge and related  expense,  operating  income  decreased by $.3 million,  primarily due to reduced revenue resulting from the severe fire damage at Sumco Inc.,  further  described  below,  partially offset by increased demand from our silver customers prior to closure of the Fairfield, CT facility.

            In April 2002, Handy & Harman announced its decision to exit certain of its precious metal  activities.  The affected product lines were manufactured at Handy &  Harman's  Fairfield,  CT and East  Providence,  RI  facilities.  The decision to exit these operating  activities resulted in a restructuring  charge of $12.0  million.  This charge  includes  $6.6 million for employee  separation expenses  (approximately 251 employees,  of which 213 were terminated by January
1, 2003), $0.6 million of contractual obligations, and $4.8 million for costs to close the facilities,  including refining charges for inventory  remaining after operations ceased. As of December 31, 2002 the Company has received $8.5 million from the sale of certain  equipment.  The sale of the Fairfield,  CT property is expected to occur in 2003.

            The Company  believes  that it has adequate  insurance  for both the physical  property damage and business  interruption  resulting from the fire at
Sumco Inc.  Partial  resumption of  operations  occurred soon after the fire and repairs to the building,  its  infrastructure  and  replacement of machinery and equipment are to be completed by the end of the first quarter 2003.

Wire & Tubing
-----------------

            Sales for the Wire & Tubing  Segment  decreased  $1.4  million  from
$133.6  million in 2001 to $132.2  million in 2002 due to continued  weakness in
the  semiconductor   fabrication  and  telecommunications   markets.   Partially
offsetting  this  reduction  was increased  sales at the Company's  domestic and foreign units that serve the appliance  industry,  and increased sales of tubing products to the medical  industry.  Operating  income decreased by $17.5 million from $3.4  million in 2001 to a loss of $14.1  million in 2002.  Included in the
2001 period are charges for inventory reserves of approximately $2.5 million for the Wire Group. The 2002 period includes Wire Group charges for restructuring of
$8.0 million,  as further  described  below,  accelerated  depreciation  of $3.4 million  during the remaining  operating  period which ended  December 31, 2002,
$2.9 million in charges related to the write down of inventories  located at the
Liversedge,  England and Willingboro,  NJ facilities and charges of $4.5 million for excess and slow moving inventories and allowances for doubtful accounts.

            In  September  2002,  the  Company  decided  to exit  certain of its stainless steel wire activities. The affected operations are at H&H's facilities in Liversedge, England and Willingboro, NJ. The decision to exit these operating activities resulted in charges of $10.9 million, including restructuring charges of $8.0 million.  The components of the $8.0 million  restructuring  charge are:
$2.8 million in employee  separation expenses  (approximately 121 employees,  of which 108 were  terminated by January 1, 2003),  $4.8 million for the write-down of production  supplies and  consumables  and facility  closing costs,  and $0.4 million in contractual obligations. The remainder of the charge amounted to $2.9 million  for the  write-down  of  inventory  to disposal  value.  This charge is included in cost of sales. In addition, the Company will incur incremental costs related to the restructuring in the range of $1.0 million to $1.5 million, above the aforementioned  separation  expenses,  in the first half of 2003 to maintain the employee  base in order to fulfill  customer  orders and  complete  shutdown activities.  Such  incremental  costs  are not  included  in the  aforementioned restructuring charge. The Company anticipates cash proceeds in the range of $3.0 million  to $4.0  million  on the sale of  property,  plant  and  equipment.  As discussed  above,  the  Company  incurred  accelerated  depreciation  expense of approximately  $3.4 million on  equipment  values  during the fourth  quarter of
2002.  Additional  employee  separation  accruals  including  the  settlement of certain pension obligations will be made in 2003 in the range of $1.5 million to
$2.0 million.

Engineered Materials
--------------------

            Sales for the Engineered  Materials  segment increased $25.7 million from  $86.2  million  in 2001 to  $111.9  million  in 2002,  primarily  from the purchase of PCC on June 29, 2001, which contributed an increase of $20.8 million in sales for the year.  The remainder of the increase  resulted from an increase in the customer base for product lines which were introduced in 2001.  Operating income  increased $1.7 million from $7.9 million in 2001 to $9.6 million in 2002 as a result  of the  inclusion  of PCC's  results  for the  entire  year and the aforementioned  growth of new product lines,  partially offset by the costs of a litigation settlement in the fourth quarter of 2002.

2001 COMPARED TO 2000

            The Bankruptcy Filing and the resultant deconsolidation of WPC as of
November  16, 2000 have  affected  comparisons  between  year 2001 and year 2000 results.

            Sales in 2001 were  $388.1  million  compared  with $1.5  billion in
2000,  which  included WPC Group sales of $1.0 billion.  Excluding the WPC Group sales,  net sales for 2001  declined  $80.7  million.  Sales  decreased by $69.1 million at the  Precious  Metal  Segment and $24.4  million at the Wire & Tubing
Segment. Sales increased by $12.8 million at the Engineered Materials Segment.

            Selling, general and administrative expenses decreased $68.3 million from $142.6 million in 2000 to $74.3 million in 2001.  After excluding WPC Group selling, general and administrative expenses of $64.8 million, SG&A expenses for the WHX Group decreased by $3.5 million.

            Operating  income for 2001 was a loss of $4.8 million compared to an operating  loss of $20.9  million in 2000.  The WPC Group  reported an operating loss of $50.0 million in 2000.  Operating income at the remaining three reported segments  declined  from  $43.7  million  in  2000 to  $19.3  million  in  2001.
Unallocated corporate expenses increased from $6.5 million to $16.7 million. The increase  is  primarily  due to  legal  and  professional  fees  due to the  WPC bankruptcy,  and to costs and  expenses no longer  allocated to the WPC Segment, including pension expense of $4.5 million.

            Interest expense in 2001 decreased by $36.9 million to $47.0 million from $83.9 million in 2000.  After excluding WPC Group interest of $34.1 million in the 2000 period, interest expense decreased by $2.8 million. Handy & Harman's interest expense  decreased from $18.6 million in 2000 to $16.0 million in 2001, reflecting lower  borrowings and lower interest rates. The remaining  decline in interest  expense is primarily  related to the early retirement of $36.4 million of 10 1/2 % Senior Notes, offset by increased amortization of consent fees.

            In  December  2001,  WHX  Entertainment  sold  its 50%  interest  in
Wheeling Downs Racing Association,  Inc. for $105 million in cash,  resulting in an $88.5 million  pre-tax gain. In the first quarter of 2002, WHX used a portion of these  proceeds to purchase  and retire  $82.5  million  aggregate  principal amount of Senior Notes in the open market for $50.6 million.

            Other income was $11.1 million for 2001 compared to $15.4 million of expense for 2000.  The income in 2001 was  primarily  related to income from WHX
Entertainment  of $15.0 million and net investment  losses of $4.4 million.  The
2000 period loss  included  net  investment  losses of $17.2  million,  minority interest  expense of $2.2  million,  other  expenses of $6.5  million  including losses  related to the WPC Group,  and income  from WHX  Entertainment  of $10.7 million.

            In 2001, the Company recognized a gain of $19.0 million on the early retirement of $36.4 million principal amount of 10 1/2% Senior Notes.

            In 2001,  continuing  operations  recognized  a tax benefit of $28.9 million on $66.8 million of pre-tax  income.  As a result of the  termination of the Tax Sharing Agreement with the WPC Group, the Company recognized the benefit of the WPC Group's current year losses to offset taxable income from WHX's other operations.  The Company was also able to recognize additional benefits from net operating losses previously unavailable to the Company.

            The 2000 tax  provision  included  a  reversal  of $25.3  million of provisions  for prior year taxes that are no longer  required.  In  addition,  a non-cash  charge of $133.8  million  was made to  provide  a  valuation  reserve against  previously  recognized  net  deferral  tax  assets  as a result  of the
November 16, 2000 Bankruptcy Filing.

            Net income for 2001 amounted to $101.1 million, or $16.35 income per basic share of common stock after  adjusting for preferred stock  dividends,  as compared  to a net loss of $181.0  million,  or $42.29  loss per basic  share of common stock after adjusting for preferred dividends.

            The comments that follow  compare  revenues and operating  income by operating segment for the years ended 2001 and 2000:

Precious Metal
--------------

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

Wire & Tubing
------------------

            Sales  for the Wire & Tubing  Segment  decreased  $24.4  million  to
$133.6  million and operating  income  declined by $10.5 million to $3.4 million
due   to   weakness   in   the   automotive,   semiconductor   fabrication   and
telecommunications  markets and startup costs on new  refrigeration  programs of approximately $3.0 million. Charges for inventory reserves of approximately $2.5
million  were  recorded  in  2001.   The  2000  period   included  a  charge  of
approximately  $2.3 million for legal and  settlement  costs for this  segment's cable division.

Engineered Materials
--------------------

            On June 29, 2001,  WHX acquired  certain  assets of PCC from the WPC
Group. The results of operations of PCC are included in the Engineered Materials segment  beginning  July 1, 2001.  Sales for the  Engineered  Materials  segment increased $12.8 million to $86.2 million.  This increase  includes $11.9 million in sales for PCC.  Operating  income for this segment  increased $0.2 million to
$7.9  million.  PCC  contributed  $1.6  million  in  operating  income  in 2001.
Excluding PCC, operating income declined by $1.4 million in 2001 due to obsolete and slow moving  inventory  charges of  approximately  $0.8 million,  additional expenses  associated  with product and market  expansion  activities,  and lower selling prices.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

            As more fully discussed  above, the PBGC has announced its intention to seek to terminate the WHX Pension  Plan. If the PGBC were to prevail  against
WHX, the PGBC could file a claim in an amount from $143 million to $521 million, which WHX would be unable to fund. An unfavorable  resolution of the PGBC action would have a material  adverse  effect on the liquidity,  capital  resources and results of  operations  and financial  position of the WHX Group.  The following discussion of Liquidity  and Capital  Resources of the Company has been prepared and is presented  without  giving  effect to any  resulting  effects of the PGBC action.

            Cash flows provided by (used in) operating,  investing and financing activities for 2002 totaled $66.5 million,  $82.3 million and ($135.8)  million, respectively.  As a result  of the  Bankruptcy  Filing,  any  future  cash  flow generated  or required by the WPC Group will not be  available to or provided by the WHX Group.  However,  while WHX has no current  intention to provide the WPC
Group with additional funding other than the probable obligation relating to the contingent WHX Contributions of $20 million previously  discussed,  it may elect in the  future  to do so if it  determines  that it is in WHX's  best  interest.
Short-term trading  investments and related short-term  borrowings,  reported as cash flow from  operating  activities,  provided a net $36.5 million of funds in

2002 versus using $64.6 million in 2001.  Working  capital  accounts  (excluding cash,  short-term  investments,  short-term borrowings and current maturities of long term debt) provided $46.9 million of funds.  Other current assets used $1.6 million.  Accounts receivable provided $2.2 million,  inventories provided $16.4 million,  trade payables provided $26.0 million,  and other current  liabilities provided $4.0 million. Other non working capital items used $4.7 million.

            On July 31,  2002,  the  Company  sold the  stock  of  Unimast,  its wholly-owned  subsidiary,  to Worthington Industries,  Inc. for $95.0 million in cash.  Under  the terms of the  agreement,  the buyer  assumed  certain  debt of
Unimast. In the third quarter, the Company recognized a pre-tax gain on the sale of  approximately  $18.6  million.  The  gain on sale is net of  closing  costs, transaction fees, employee related payments,  and other costs and expenses.  Net cash  proceeds  from the sale,  after  escrow of $2.5  million,  closing  costs, transaction fees,  employee related payments,  and other costs and expenses were approximately $85.0 million.  The Company has applied the proceeds from the sale to reduce other  corporate  debt  pursuant to the terms of the Indenture for the
Company's 10 1/2 % Senior Notes.

            In  December  2001,  WHX  Entertainment  sold  its 50%  interest  in
Wheeling-Downs  Racing Association,  Inc. for $105 million in cash, resulting in an $88.5 million pre-tax gain.  During the first quarter of 2002, WHX used $50.6 million of these proceeds to purchase $82.5 million  aggregate  principal amount of  Senior  Notes  in the  open  market.  WHX  received  a  management  fee from
Wheeling-Downs Racing Association, Inc. of $12.9 million and $7.7 million, which are  included  in cash  provided  by  operating  activities  in 2001  and  2000, respectively.

            In 2002, the Company  purchased and retired $134.6 million aggregate principal  amount of the Notes in the open market  resulting  in a gain of $42.5 million,  and a use of cash of $87.6 million.  As a result of the 2002 purchases and an additional $5.7 million aggregate  principal  purchased through March 31,
2003,  future cash interest  expense will be reduced by $14.7 million  annually.
Other retirement of long-term debt used $48.2 million in 2002.

            In 2001, in connection with the term loan portion of the WPC Group's
debtor-in-possession   financing,   WHX  purchased  a   participation   interest
comprising  an  undivided  interest  in the  term  loan in the  amount  of $30.5 million.  In  addition,  at December  31,  2002,  WHX had balances due from WPSC totaling $7.4 million in the form of advances and liquidity support.  As part of the POR the Company has agreed  conditionally  to make certain  contributions to the  reorganized  company.  Under the WHX  contribution  the Company  will forgo repayment of the above claims and a will  contribute  $20 million in cash to the reorganized company.

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
29, 2001. The  acquisition of certain assets of PCC closed on June 29, 2001. The
PCC  agreement  included  a  one-year  repurchase  option  for the  seller.  The repurchase option expired unexercised on June 29, 2002.

            As a result of the total  cash  payments  of $32  million to the WPC
Group  by  WHX,  all  inter-company  receivables  and  liabilities  (except  for commercial  trade  transactions)  including the liability for redeemable  common stock were settled.  In addition,  WHX recorded the fair value of the net assets of PCC of $5.4 million.

            Acquisition  activity used $3.1 million in 2002.  This was primarily the acquisition of product lines in the Engineered Materials segment.

            In 2002,  $9.3 million was spent on capital  improvements in the WHX
Group.  It is anticipated  that capital  expenditures  for the WPC Group will be minimized  during the Chapter 11 proceedings  until  liquidity is sufficient and stabilized.  These capital expenditures will be obligations of the WPC Group. To the  extent  the WPC  Group  does not  have  the  funds  required  to make  such expenditures,  there  may be a  material  adverse  effect  on the  business  and operations of the WPC Group.  The WHX Group has no obligation to fund any of the

WPC Group's future capital expenditures, and does not anticipate on doing so. In the  event  that the WPC  Group is  unable  to fund  its  environmental  capital expenditures, claims may be made against WHX for payment of such costs.

            Proceeds  from the sale of fixed assets  amounted to $8.6 million in
2002.  This is  primarily  related  to the sale of  certain  equipment  from the
Fairfield, CT facility.

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

            The Company's  Handy & Harman  subsidiary and the WPC Group maintain separate and distinct credit facilities with various financial institutions.

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
The  Supplemental  Indenture  also  prohibited  the payment of  dividends on the
Company's preferred stock until October 1, 2002, at the earliest, and thereafter only in the event that the Company satisfies certain conditions set forth in the
Indenture,  as amended by the Supplemental  Indenture.  Such conditions were not satisfied as of December 31, 2002. In addition,  the  amendments  also remove as events of default  under the  Indenture  those  relating to  defaults  under any
mortgage,   indenture  or  instrument  by,  judgments  against  and  bankruptcy, insolvency and related  filings and other events of, the WPC Group or any of its direct or indirect  subsidiaries.  Accordingly,  the Bankruptcy Filing is not an event of default  under the  Notes.  In  connection  with the  solicitation  the
Company made a payment equal to 2% of the principal  amount of the Notes ($20 in cash for each  $1,000  principal  amount of Notes) to each holder of Notes whose consent was received and accepted prior to the expiration date. Such payments to bond holders aggregated approximately $5.5 million.

            On July 30,  1998,  H&H entered into a $300  million  Senior  Credit facility ("H&H  Facilities")  with Citibank,  N.A., as agent. The H&H Facilities are comprised of (i) a $100 million 6-year Revolving Credit Facility, (ii) a $25 million  Delayed  Draw Term Loan  Facility  (now  expired),  (iii) a $50 million
6-year  Term  Loan A  Facility,  and  (iv) a $125  million  8-year  Term  Loan B
Facility.  Interest under the H&H Facilities is calculated at a rate  determined either  using (i) the  Citibank  prime rate or (ii) LIBOR,  plus the  Applicable
Margin in effect from time to time.  Applicable  Margin means a  percentage  per annum  determined by reference to the total  leverage ratio of H&H. The rates in effect at December  31, 2002 are (a) in the case of the Term A Facility  and the
Revolving Credit Facility, calculated at LIBOR + 1.5% and (b) in the case of the
Term B  facility,  calculated  at  LIBOR  +  2.25%.  Borrowings  under  the  H&H
Facilities are  collateralized by the pledge of 100% of the capital stock of all
H&H's  active  U.S.  subsidiaries  and  65%  of  the  stock  of  H&H's  non-U.S.
subsidiaries.  In addition,  H&H provided a perfected first priority lien on and security  interest in substantially  all the assets of H&H and its subsidiaries.
The H&H Facilities have certain financial  covenants  restricting  indebtedness, liens and limiting cash distributions that can be made to WHX. Certain financial covenants associated with leverage, fixed charge coverage,  capital spending and interest  coverage must be maintained.  In 2002 and 2001,  H&H received  capital contributions of $5.0 million and $6.3 million,  respectively  from WHX in order to remain in compliance  with certain of these financial  covenants.  Such funds were  utilized to reduce H&H debt.  At December 31, 2002,  H&H was in compliance with all covenants.  Borrowings outstanding under the H&H Facilities at December
31, 2002 totaled $130.5  million.  Letters of credit  outstanding  under the H&H
Facilities were $24.5 million at December 31, 2002.  Total funds available under the H&H  Facilities  at December  31, 2002 were $23.5  million.  The  Bankruptcy
Filing of the WPC Group is not an event of default under the H&H Facilities.

            On March 6, 2003,  the PBGC issued its Notice on March 7, 2003,  the
PBGC  published its Notice and filed a Complaint in the United  States  District
Court for the Southern District of New York seeking the involuntary  termination of the WHX Pension Plan. On March 11, 2003 H&H informed its lenders that the PBGC action may have been an  occurrence  that would  preclude  H&H from making  certain  representations  to the  lenders  (as  required  by the H&H
Facilities)  in connection  with future  borrowings.  H&H has elected not to borrow any additional  funds against the H&H  Facilities  until such time as the PBGC  action is  resolved.  If the PBGC action is upheld and the WHX Pension
Plan is terminated,  such termination would constitute an event of default under the H&H  Facilities.  If H&H is unable to cure the default or obtain an amendment to the H&H  Facilities,  it could lead to a cancellation of the
H&H  Facilities and an acceleration of the  outstanding  borrowings.  If the lenders were to accelerate the obligations under the H&H

Facilities it would have a material adverse effect upon the liquidity, financial position and capital resources of H&H.

            In  addition,  an  acceleration  of the  obligations  under  the H&H
Facilities would be an event of default under WHX's 10 1/2 % Senior Notes.  Upon the  occurrence  of an event of  default,  the  trustee or the holders of 25% in principal  amount of the then  outstanding  notes could  accelerate  the 10 1/2%
Senior Notes.  Any such  acceleration  would have a material adverse effect upon the liquidity, financial position and capital resources of the Company.

            As  described  above  the H&H  loan  agreement  contains  provisions restricting cash payments to WHX. The agreement allows the payment of management fees,  income  taxes  pursuant to tax  sharing  agreements,  and  certain  other expenses.  In  addition  dividends  may be paid  under  certain  conditions.  At
December  31, 2002 the net assets of H&H  amounted to $206.1  million,  of which approximately  $1.0 million was not restricted as to the payment of dividends to
WHX.

            As of December 31,  2002,  the WHX Group had  consolidated  cash and short-term investments, net of related investment borrowings, of $115.8 million, as compared to $141.8  million at December  31,  2001.  The decrease in cash and short term investments in 2002 includes the payment of WHX term loan interest in the amount of $18.4  million and the payment of $87.6  million for the  purchase and  retirement  of $134.6  million  principal  amount of 10 1/2 % Senior  Notes offset by $85.0 million in proceeds from the sale of Unimast.  During the period
January 1, 2003 through March 31, 2003, WHX utilized $4.5 million of these funds to purchase  $5.7 million  aggregate of principal  amount of Senior Notes in the open market.

            The Company is required  to record  income tax expense at  statutory rates. However, as a result of the termination of the Tax Sharing Agreement with the WPC Group, the Company is able to utilize  significant income tax loss carry forwards to minimize its actual  income tax  payments,  so long as the WPC Group remains as a member of the WHX consolidated tax return.

            Short-term  liquidity is dependent,  in large part, on cash on hand, investments,  precious metal values,  and general economic  conditions and their effect on market demand.  Long-term  liquidity is dependent upon the WHX Group's ability to sustain profitable operations and control costs during periods of low demand  or  pricing  in order to  sustain  positive  cash  flow.  The WHX  Group satisfies its working capital  requirements  through cash on hand,  investments, borrowing  availability  under the Revolving Credit Facility and funds generated from operations.  The WHX Group believes that, cash on hand, assuming it is able to sustain the current  outstanding  borrowings  under the H&H Facilities,  will provide  the WHX Group for the next  twelve  months  with the funds  required to satisfy working capital and capital expenditure requirements.  However, factors, such as the PBGC's  announced  intention to  terminate  the WHX Pension Plan and economic  conditions,  could  materially  affect  the  WHX  Group's  results  of operations, financial condition and liquidity.

            As of  December  31,  2002,  the  total  of the  WHX  Groups  future
contractual  commitments,   including  the  repayment  of  debt  obligations  is
summarized as follows:

                                      Payments Due by Period
                     ---------------------------------------------------------------
 Contractual
 Obligations          Total            2003       2004 - 2005      2006       2007
------------------------------------------------------------------------------------
Long-term Debt      $ 249,706       $ 11,250      $   157,730    $ 80,726        -
Operating Leases    $   7,445       $  2,189      $     2,988    $  1,335     $ 933

            At  December  31,  2002  there were 2.6  million  shares of Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an amount equal to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2% Senior  Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied at December 31, 2002.  Presently,  management  believes that it is not  likely  that  the  Company  will  be  able to pay  these  dividends  in the foreseeable future. The holders of the Preferred Stock are eligible to elect two directors to the Company's Board of Directors upon the Company's  failure to pay six quarterly  dividend payments,  whether or not consecutive.  Dividends on the
Preferred  Stock have not been paid since the  dividend  payment of October  31,
2000.  Accordingly,  the holders of the Preferred  Stock have the right to elect two directors to the Company's  Board of Directors.  To date, the holders of the
Preferred Stock have not elected such directors. At December 31, 2002, preferred dividends in arrears totaled $43.7 million.

            In  addition  to  the  above  obligations,   certain  customers  and
suppliers of the H&H Precious  Metal  Segment  choose to do business on a "pool"
basis.  That is, to furnish  precious metal to H&H for return in fabricated form
(customer  metal)  or for  purchase  from or return  to the  supplier.  When the customer's  precious  metal is  returned in  fabricated  form,  the  customer is charged a  fabrication  charge.  The value of  consigned  precious  metal is not included in the  Company's  balance  sheet.  To the extent that the  quantity of customer and supplier  precious  metal,  as well as precious  metal owned by the
Company,  does not meet  operating  needs,  the Company can lease precious metal through its  Consignment  Facility.  At December 31, 2002,  4,675,000  ounces of silver and 6,200 ounces of gold were leased to the Company under the Consignment
Facility.

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

            Net cash flow provided by the WPC Group's  operating,  investing and financing  activities  for the twelve  months  ended  December 31, 2002 was $1.0 million.  Working capital accounts  (excluding cash,  short-term  borrowings and current  maturities  of long term debt) used  $10.5  million of funds.  Accounts receivable  increased by $24.1 million.  Inventories,  valued principally by the
LIFO method for financial reporting purposes, totaled $184.1 million at December
31, 2002, an increase of $11.0 million from  December 31, 2001.  Trade  payables increased by $10.7 million.

            In 2002, $11.0 million was spent on capital  improvements  including
$1.7 million on  environmental  control  projects.  Continuous  and  substantial capital and  maintenance  expenditures  may be  required  to maintain  operating facilities,  modernize finishing  facilities to remain competitive and to comply
with  environmental  control  requirements.   It  is  anticipated  that  capital
expenditures will be minimized during the Chapter 11 proceedings until liquidity is sufficient and stabilized.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

            The Company's discussion and analysis of its financial condition and results of  operations  are based upon its  Consolidated  Financial  Statements, which have been  prepared  in  accordance  with  generally  accepted  accounting principles  in the United  States of  America.  Preparation  of these  financial statements requires the Company to make estimates and judgements that affect the reported  amounts of assets,  liabilities,  revenues and  expenses,  and related disclosure of  contingent  assets and  liabilities.  On an on-going  basis,  the
Company  evaluates  its  estimates,   including  those  related  to  bad  debts,
inventories,  intangibles,  income  taxes,  pensions  and other  post-retirement benefits,  and contingencies  and litigation.  Estimates are based on historical experience  and various  other  assumptions  that are believed to be  reasonable under  the  circumstances,  the  results  of which  form the  basis  for  making judgements  about the  carrying  values of assets and  liabilities  that are not readily  apparent  from other  sources.  Actual  results  may differ  from these estimates under different assumptions or conditions.

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

Principles of Consolidation

            The Consolidated  Financial  Statements  include the accounts of all
subsidiary  companies  except  for   Wheeling-Pittsburgh   Corporation  and  its
subsidiaries. On November 16, 2000,  Wheeling-Pittsburgh  Corporation ("WPC"), a
wholly owned subsidiary of WHX Corporation  ("WHX"), and six of its subsidiaries
("WPC Group") filed petitions seeking  reorganization  under Chapter 11 of Title
11 of the  United  States  Bankruptcy  Code.  (See  Note  3 to the  Consolidated
Financial Statements).  As a result of the Bankruptcy Filing the Company has, as of November  16,  2000,  deconsolidated  the balance  sheet of its wholly  owned subsidiary WPC.  Accordingly,  the  Consolidated  Balance Sheets at December 31,
2002 and 2001 do not  include  any of the  assets  or  liabilities  of WPC.  The
Consolidated  Statement of  Operations  and the  Consolidated  Statement of Cash
Flows  exclude the operating  results of WPC for the periods after  November 16,
2000.  As  discussed  in this  Item 7 and Note 3 to the  Consolidated  Financial
Statements,  the Company agreed to provide  additional  funds to WPC (subject to certain  conditions)  amounting to $20.0  million.  As a result of the Company's probable  obligation,  the Company has  recorded in the year ended  December 31,
2002 a  charge  as  Equity  in loss  of WPC up to the  amount  of  such  funding commitment.

Inventories

            Inventories  are  stated  at the  lower of cost or  market.  Cost is
determined  by  the  last-in  first-out   ("LIFO")  method  for  precious  metal
inventories.  The revaluation of H&H's precious metals  inventory at the time of acquisition created the potential for a lower of cost or market non-cash charge, which would  occur if market  values  fall below LIFO cost.  Non-precious  metal inventory  is  evaluated  for  estimated  excess  and  obsolescence  based  upon
assumptions  about  future  demand  and  market  conditions,   and  is  adjusted
accordingly. If actual market conditions are less favorable than those projected by the Company, additional write-downs may be required.

Goodwill

            In July  2001,  the  Financial  Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 142 ("SFAS 142"),  "Goodwill and
other  Intangible  Assets."  The  Company  adopted  the  provisions  of SFAS 142 effective  January 1, 2002. As a result of the adoption of SFAS 142, the Company recorded a $44.0 million non-cash goodwill  impairment charge related to the H&H
Wire  Group in the first  quarter  of 2002.  This  charge  was  classified  as a cumulative effect of an accounting change.

            The evaluation of the  recoverability of the unamortized  balance of goodwill is based on a comparison of the respective  reporting  units fair value to its carrying value, including allocated goodwill. Fair values were determined by discounting  estimated future cash flows. The recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Purchased patents are stated at cost,  which is amortized  over the  respective  remaining lives of the patents.

NEW ACCOUNTING STANDARDS

            In  July  2001,  the  FASB  issued  SFAS  141  and  142,   "Business
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
years.

            The Company has adopted the  provisions  of SFAS 142 and has changed its  accounting  accordingly  effective  January  1,  2002.  As a result  of the adoption  of SFAS 142,  the  Company  did not record  amortization  expense  for existing goodwill during the year ending December 31, 2002. The Company recorded amortization  expense of $7.4 million and $8.0 million on this  goodwill for the years ended  December 31, 2001 and 2000,  respectively.  Any  intangible  assets acquired or goodwill arising from  transactions  after June 30, 2001 are subject to the  amortization and  non-amortization  provisions of SFAS 141 and SFAS 142.
The Company recorded a $44.0 million non-cash goodwill impairment charge related to the H&H Wire Group in the first  quarter of 2002.  This  charge is shown as a cumulative  effect of an  accounting  change.  The Company  recorded this charge because the fair value of this  reporting  unit as determined by estimated  cash flow projections,  was less than the reporting units carrying value. The Company is still committed to this business and expects  improved  performance from this
Group in future  periods as a result of  management  changes,  cost  reductions, restructuring, and improving economic conditions.

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

            On July 31,  2002,  WHX sold the stock of Unimast,  its wholly owned subsidiary for $95.0 million. As a result of this transaction,  Unimast has been accounted for as a discontinued operation in accordance with SFAS 144.

            In April 2002,  the FASB issued  Statement No. 145,  "Rescission  of
FASB  Statements  No. 4, 44, and 64,  Amendment  of FASB  Statement  No. 13, and
Technical Corrections".  This Statement eliminates the automatic  classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires  that such gain or loss be evaluated for  extraordinary  classification under the criteria of Accounting  Principles Board No. 30, "Reporting Results of
Operations." This Statement also requires sales-leaseback accounting for certain
lease   modifications   that  have   economic   effects   that  are  similar  to
sales-leaseback  transactions,  and makes various other technical corrections to existing  pronouncements.  The Company adopted the provisions of SFAS 145 in the second quarter of 2002 and has changed its accounting accordingly.  As a result, prior period  results have been  restated to reflect gains on retirement of debt as income from continuing operations.  These gains were previously accounted for as extraordinary items.

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

            In December  2002,  the FASB issued  SFAS No. 148,  "Accounting  for
Stock-Based  Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS
No. 123,  "Accounting  for  Stock-Based  Compensation,"  to provide  alternative methods of  transition  to SFAS No.  123's fair value method of  accounting  for stock-based employee  compensation.  While the Statement does not amend SFAS No.
123 to require  companies to account for employee  stock  options using the fair value method,  the  disclosure  provisions of SFAS No. 148 are applicable to all companies with  stock-based  employee  compensation,  regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic  value  method  of  APB  No.  25,  "Accounting  for  Stock  Issued  to
Employees." The Company has adopted the disclosure provisions of SFAS 148 and is currently evaluating whether to adopt the provisions of SFAS No. 148 relating to the SFAS No.  123 fair  value  method of  accounting  for  stock-based  employee compensation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

            At  December  31,  2002,  the WHX Group held $4.7  million in equity securities classified as "trading" in accordance with SFAS 115. Each quarter the
Company  adjusts the carrying  amount of its trading  securities  to fair market value, with any resulting  adjustment being charged or credited to other income.
At year-end 2002 a hypothetical  10% decrease in the value of the equity trading securities would have resulted in a $0.5 million  unfavorable  impact on pre-tax income.  Such a  decrease  in value  might also  reduce  the  future  cash flows generated from the ultimate liquidation of the investment in trading securities.

            (See Note 8 to the Consolidated Financial Statements)

INTEREST RATE RISK

            Fair  value of cash and cash  equivalents,  receivables,  short-term borrowings,  accounts payable, accrued interest and variable-rate long-term debt approximate  their carrying values and are relatively  insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates.

            At December 31, 2002, the Company's  investment  portfolio  included fixed  income  securities  totaling  $200.6  million.  The  fair  value of these instruments  will increase or decrease as a result of changes in market interest rates.  The Company  accounts for these  investments as "trading  securities" as defined by SFAS 115.  Accordingly,  each quarter the Company adjusts the balance of its  portfolio to fair market  value,  with any  resulting  adjustment  being charged or  credited  to income as an  unrealized  loss or gain and  included in other income.  Realized gains and losses  resulting from the disposition of such investments  are recorded as income in the period during which such  disposition took place.  During 2002,  the Company  recognized  realized and  unrealized net losses  totaling $2.0 million in  connection  with its  fixed-income  securities investment  portfolio as well as its common  stock  investments.  The  Company's exposure  to increase in  interest  rates that might  result in a  corresponding decrease in the fair value of its fixed-income  securities  investment portfolio could have an unfavorable effect on the Company's results of operations and cash flows.  For additional  information,  see Note 8 to the  Consolidated  Financial
Statements.

            The Company attempts to maintain a reasonable  balance between fixed and floating-rate debt in an attempt to keep financing costs as low as possible.
At December 31,  2002,  the  Company's  portfolio  of  long-term  debt  included fixed-rate instruments.  Accordingly,  the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations.  In addition, the fair value of such instruments is also affected by investors' assessments of the risks  associated with  industries in which the Company  operates as well as the
Company's overall  creditworthiness and ability to satisfy such obligations upon their maturity. However, the Company's sensitivity to interest rate declines and other  market risks that might  result in a  corresponding  increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable  effect on the Company's result of operations and cash flows to the extent that the Company elected  to  repurchase  or  retire  all or a  portion  of its  fixed-rate  debt portfolio at an amount in excess of the corresponding carrying value.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of WHX Corporation

            In our opinion, the accompanying Consolidated Balance Sheets and the related  Consolidated  Statements  of  Operations,  Cash Flows and of Changes in
Stockholders'  Equity and  Comprehensive  Income present fairly, in all material respects,  the financial  position of WHX Corporation and its subsidiaries  (the
"Company")  at December 31, 2002 and 2001,  and the results of their  operations and their cash flows for each of the three  years in the period  ended  December
31, 2002, in conformity with  accounting  principles  generally  accepted in the
United States of America.  These financial  statements are the responsibility of the Company's  management;  our responsibility is to express an opinion on these financial  statements  based on our  audits.  We  conducted  our audits of these statements  in  accordance  with auditing  standards  generally  accepted in the
United  States,  which  require  that we plan and  perform  the  audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting
the  amounts  and  disclosures  in  the  financial  statements,   assessing  the
accounting principles used and the significant estimates made by management, and evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

            As discussed in Note 2, the Company changed its method of accounting for goodwill and other intangible assets in fiscal 2002.

            As discussed in Notes 3 and 11, on November 16, 2000,  the Company's
wholly-owned subsidiary,  Wheeling-Pittsburgh Corporation and Subsidiaries filed for reorganization  under Chapter 11 of the Federal Bankruptcy Code and on March
7, 2003, the Pension Benefit  Guaranty  Corporation  announced its intentions to seek to terminate the WHX  Corporation  Pension Plan. The bankruptcy  filing and the Pension Benefit Guaranty  Corporation  action have given rise to a number of uncertainties  relating  to  environmental  obligations,  pension and other post
retirement  benefit  obligations  and  potential   violations  of  certain  debt
agreement covenants.

PricewaterhouseCoopers LLP
New York, New York
April 11, 2003

WHX CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          Year ended December 31
                                                                ------------------------------------------
                                                                     2002            2001           2000
                                                                -----------    -------------   ------------
                                                                       (in thousands except per share)

Net sales                                                       $   386,393    $   388,139    $ 1,519,436

Cost of goods sold                                                  318,104        318,670      1,397,715
                                                                -----------    -----------    -----------

Gross profit                                                         68,289         69,469        121,721

Selling, general and administrative expenses                         73,652         74,304        142,596

Restructuring charges                                                19,994           --             --
                                                                -----------    -----------    -----------

Income (loss) from operations                                       (25,357)        (4,835)       (20,875)
                                                                -----------    -----------    -----------

Other:
             Interest expense                                        27,257         46,969         83,899
             Equity in loss of WPC                                   20,000
             Gain on early retirement of debt                        42,491         19,011           --
             Gain on sale of interest in Wheeling-Downs                --           88,517           --
             Other income (expense)                                  (5,988)        11,112        (15,400)
                                                                -----------    -----------    -----------

Income (loss) from continuing operations before taxes               (36,111)        66,836       (120,174)

Tax provision (benefit)                                             (24,115)       (28,869)        68,692
                                                                -----------    -----------    -----------

Income (loss) from continuing operations                            (11,996)        95,705       (188,866)
                                                                -----------    -----------    -----------

Discontinued operations:

             Income from discontinued operations - net of tax        10,601          5,416          7,821
             Gain on sale - net of tax                               11,861           --             --
                                                                -----------    -----------    -----------
                                                                     22,462          5,416          7,821
                                                                -----------    -----------    -----------

Income (loss) before cumulative effect of
    accounting change                                                10,466        101,121       (181,045)

Cumulative effect of accounting change                              (44,000)          --             --
                                                                -----------    -----------    -----------
Net income (loss)                                                   (33,534)       101,121       (181,045)
Dividend requirement for preferred stock                             19,224         19,329         20,607
                                                                -----------    -----------    -----------
Net income (loss) applicable to common stock                    $   (52,758)   $    81,792    $  (201,652)
                                                                ===========    ===========    ===========

Basic per share of common stock

Income (loss) from continuing operations
   net of preferred dividends                                   $     (5.86)   $     15.27    $    (43.93)
Discontinued operations                                                4.22           1.08           1.64
Cumulative effect of accounting change                                (8.26)          --             --
                                                                -----------    -----------    -----------
Net income (loss) per share applicable to common shares         $     (9.90)   $     16.35    $    (42.29)
                                                                ===========    ===========    ===========

Diluted per share of common stock

Income (loss) from continuing operations                        $     (5.86)   $      9.11    $    (43.93)
Discontinued operations                                                4.22           0.51           1.64
Cumulative effect of accounting change                                (8.26)          --             --
                                                                -----------    -----------    -----------
Net income (loss) per share applicable to common shares         $     (9.90)   $      9.62    $    (42.29)
                                                                ===========    ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED BALANCE SHEETS                                       YEAR ENDED DECEMBER 31
                                                                ------------------------
                                                                   2002         2001
                                                                ----------   ----------
                                                                     (in thousands)
           ASSETS
Current assets:
Cash and cash equivalents                                       $  18,396    $   7,789
Short term investments                                            205,275      244,883
Trade receivables, less allowance for doubtful accounts
   of $2,307 and $1,564                                            43,540       45,725
Inventories                                                        68,921       85,279
Other current assets                                               15,412       10,674
                                                                ---------    ---------
    Total current assets                                          351,544      394,350

Advances to WPC                                                     7,458        8,369
Note receivable - WPC                                              31,959       31,005
Property, plant and equipment, at cost less
   accumulated depreciation and amortization                      107,590      134,923
Goodwill and other intangibles                                    215,426      256,831
Intangibles - pension asset                                        40,270         --
Assets held for sale                                               11,751         --
Assets of discontinued operations                                    --        107,193
Prepaid pension asset                                              26,385       33,754
Deferred taxes - non-current                                       24,315         --
Other non-current assets                                           17,690       25,025
                                                                ---------    ---------
                                                                $ 834,388    $ 991,450
                                                                =========    =========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables                                                  $  60,172    $  34,131
Accrued liabilities                                                20,924       13,278
Short-term debt                                                   107,857      110,946
Restructuring                                                       5,424         --
Deferred income taxes - current                                     6,432        8,982
Interest payable                                                    2,514        5,504
Payroll and employee benefits                                       2,776        3,241
                                                                ---------    ---------
    Total current liabilities                                     206,099      176,082

Long-term debt                                                    249,706      432,454
Deferred income taxes - non current                                  --          3,227
Other employee benefit liabilities                                  8,784        8,309
Loss in  excess of investment in WPC                               60,667       39,374
Liabilities of discontinued operations                               --         50,011
Additional minimum pension liability                               93,728         --
Other liabilities                                                   1,543        1,089
                                                                ---------    ---------
                                                                  620,527      710,546
                                                                ---------    ---------

Commitments

Stockholders' Equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,523 and 5,571 shares             552          557
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 5,406 and 5,357 shares              54           54
Accumulated other comprehensive income (loss)                     (35,775)      (2,268)
Additional paid-in capital                                        556,009      556,006
Accumulated earnings  (deficit)                                  (306,979)    (273,445)
                                                                ---------    ---------
                                                                  213,861      280,904
                                                                ---------    ---------
                                                                $ 834,388    $ 991,450
                                                                =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                          Year Ended December 31
                                                                                  ------------------------------------
                                                                                      2002        2001         2000
                                                                                  ---------    ---------    ----------
                                                                                             (in thousands)
Cash flows from operating activities:
Net income (loss)                                                                 $ (33,534)   $ 101,121    $(181,045)
Less: Income from discontinued operations                                            10,601        5,416        7,821
                                                                                  ---------    ---------    ---------
Net income (loss) from continuing operations and
   cumulative effect of an accounting change                                        (44,135)      95,705     (188,866)
Items not affecting cash from operating activities:
  Cumulative effect of an accounting change                                          44,000         --           --
  Restructuring charge                                                                5,424         --           --
  Depreciation and amortization                                                      22,865       27,861       96,664
  Other postretirement benefits                                                         200          108       (7,871)
  Gain on early retirement of debt                                                  (42,491)     (19,011)        --
  Gain on sale of discontinued operations                                           (18,747)        --           --
  Deferred income taxes                                                             (10,822)     (25,428)      72,354
  (Gain) loss on asset dispositions                                                   2,576           18          (43)
  Gain on sale of interest in Wheeling Downs                                           --        (88,517)        --
  Pension expense                                                                     7,736        4,461        2,090
  Equity loss (income)  in affiliated companies                                      20,045       (2,016)      (4,086)
Decrease (increase) in working capital elements, net of effect of acquisitions:
      Trade receivables                                                               2,185       18,552        5,880
      Trade receivables  sold                                                          --           --          5,000
       Inventories                                                                   16,358       33,747       60,208
       Short term investments-trading                                                39,608     (175,564)     590,037
       Investment account borrowings                                                 (3,089)     110,946     (495,542)
       Other current assets                                                          (1,623)         (72)      (8,692)
       Other current liabilities                                                     29,989      (10,384)      46,418
  Other items-net                                                                    (4,666)       6,580       14,284
                                                                                  ---------    ---------    ---------
Net cash provided by (used in) operating activities                                  65,413      (23,014)     187,835
                                                                                  ---------    ---------    ---------
Cash flows from investing activities:
  Guarantee of WPC DIP Term Note                                                       --           --        (33,000)
  Net proceeds on sale of discontinued operations                                    84,869         --           --
  Release of restricted cash  (DIP)                                                    --         33,000         --
  Note receivable - WPC                                                                --        (30,453)        --
  Receipts from/(advances to) WPC                                                     1,250       (8,369)        --
  Acquisitions                                                                       (3,057)        --           --
  Settlement Agreement - WPC                                                           --        (32,000)        --
  Purchase of note receivable                                                          --           --         (5,000)
  Plant additions and improvements                                                   (9,335)     (11,924)    (114,971)
  Short term investments-available for sale                                            --           --         (1,450)
  Other investments                                                                    --           --            131
  Proceeds from sale of interest in Wheeling Downs                                     --        105,000         --
  Proceeds from sales of assets                                                       8,630            5        3,657
  Dividends from affiliated companies                                                  --           --          3,750
                                                                                  ---------    ---------    ---------
Net cash provided by (used in) investing activities                                  82,357       55,259     (146,883)
                                                                                  ---------    ---------    ---------
Cash flows from financing activities:
   Long-term debt retirements - net                                                 (48,193)     (61,279)      (8,174)
   Long-term debt proceeds                                                             --         48,381         --
   Cash paid on early extinguishment of debt                                        (87,612)     (15,906)        --
   Short-term borrowings (payments)                                                    --           --          7,796
   Consent solicitation fees                                                           --           --         (8,538)
   Preferred stock dividends                                                           --           --        (15,456)
   Redemption of equity issues                                                         --           --           (686)
   Dividends on minority interest in consolidated subsidiaries                         --           --         (1,731)
                                                                                  ---------    ---------    ---------
Net cash used in financing activities                                              (135,805)     (28,804)     (26,789)
                                                                                  ---------    ---------    ---------
Net cash provided by continuing operations                                           11,965        3,441       14,163
Net cash (used)/provided by discontinued operations                                  (1,358)        (400)      (1,329)
Cash and cash equivalents at beginning of year                                        7,789        4,748        9,626
Effect of deconsolidation of Wheeling-Pittsburgh Corporation                           --           --        (17,712)
                                                                                  ---------    ---------    ---------
Cash and cash equivalents at end of year                                          $  18,396    $   7,789    $   4,748
                                                                                  =========    =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

                                                                              Year Ended December 31
                                                             2002                       2001                     2000
                                                   ---------------------------------------------------------------------------
                                                     Shares       Amount         Shares        Amount      Shares     Amount
                                                   ---------------------------------------------------------------------------
(Dollars and shares in thousands)

Common Stock

Balance at beginning of year                            5,357    $      54        4,864    $      49        4,715   $      47
401(k) contribution                                      --           --             89            1          147           2
Conversion of preferred shares                             49         --            324            3         --          --
EIP shares                                               --           --             80            1            2        --
                                                   --------------------------------------------------------------------------
Balance at end of year                                  5,406           54        5,357           54        4,864          49
                                                   --------------------------------------------------------------------------
Preferred Stock

Balance at beginning of year                            5,571          557        5,883          589        5,883         589
Conversion to common shares                               (48)          (5)        (312)         (32)        --          --
                                                   --------------------------------------------------------------------------
Balance at end of year                                  5,523          552        5,571          557        5,883         589
                                                   --------------------------------------------------------------------------
Accumulated Other Comprehensive
           Income (Loss)

Balance at beginning of year                                         (2,268)      (1,501)         945
Current period change                                               (33,507)        (767)      (2,446)
                                                                  ---------     ---------   ---------
Balance at end of year                                              (35,775)      (2,268)      (1,501)
                                                                  ---------     ---------   ---------
Retained Earnings

Balance at beginning of year                                       (273,445)    (374,566)    (178,065)
Net income (loss)                                                   (33,534)     101,121     (181,045)
Dividends declared to preferred stockholders                           --           --        (15,456)
                                                                  ---------     ---------   ---------
Balance at end of year                                             (306,979)    (273,445)    (374,566)
                                                                  ---------     ---------   ---------
Capital in Excess of Par Value

Balance at beginning of year                                         556,006      555,576     553,955
EIP shares sold                                                        --           --             76
401(k) contribution                                                    --            401        1,545
Preferred stock conversion                                                3           29         --
                                                                  ---------     ---------   ---------
Balance at end of year                                              556,009      556,006      555,576

Total Stockholder's Equity                                        $ 213,861    $ 280,904    $ 180,147
                                                                  =========    =========   ==========

Net Income (Loss)                                                 $ (33,534)   $ 101,121    $(181,045)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment                               1,241         (767)        (997)
Minimum pension liability adjustment - net of tax                   (34,748)        --           --
Unrealized gains (losses) on securities:
   Unrealized holding gains (losses)                                   --           --        (13,614)
   Tax benefit (expense)                                               --           --          4,765
   Reclassification of gains to net earnings                           --           --         11,383
   Tax benefit (expense)                                               --           --         (3,984)
                                                                  ---------     --------    ---------
Comprehensive Income (Loss)                                       $ (67,041)   $ 100,354    $(183,492)
                                                                  =========    =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

            The Consolidated  Financial  Statements  include the accounts of all
subsidiary  companies  except  for   Wheeling-Pittsburgh   Corporation  and  its
subsidiaries. On November 16, 2000,  Wheeling-Pittsburgh  Corporation ("WPC"), a
wholly owned subsidiary of WHX Corporation  ("WHX"), and six of its subsidiaries
("WPC Group") filed petitions seeking  reorganization  under Chapter 11 of Title
11 of the  United  States  Bankruptcy  Code.  (See  Note  3 to the  Consolidated
Financial Statements).  As a result of the Bankruptcy Filing the Company has, as of November 16, 2000, deconsolidated the balance sheet of WPC. Accordingly,  the accompanying  Consolidated  Balance  Sheets at December 31, 2002 and 2001 do not
include any of the assets or liabilities of WPC. The  accompanying  Consolidated
Statement of Operations and the Consolidated Statement of Cash Flows exclude the operating  results of WPC for the periods after  November 16, 2000. As discussed in Note 3, the Company  agreed to provide  additional  funds to WPC  (subject to certain  conditions)  amounting to $20.0  million.  As a result of the Company's probable  obligation,  the Company has  recorded in the year ended  December 31,
2002 a  charge  as  Equity  in loss  of WPC up to the  amount  of  such  funding commitment.

            WHX is a  holding  company  that has been  structured  to  invest in and/or  acquire a diverse group of businesses on a  decentralized  basis.  WHX's primary business is Handy & Harman ("H&H"), a diversified  manufacturing company whose strategic business units encompass three segments:  precious metal, wire &
tubing, and engineered materials. WHX also owns Pittsburgh-Canfield  Corporation
("PCC"), a manufacturer of  electrogalvanized  products used in the construction and  appliance  industries.  In July 2002,  the  Company  sold its wholly  owned subsidiary Unimast  Incorporated  ("Unimast"),  a leading  manufacturer of steel framing and other  products for commercial and  residential  construction.  As a result,  Unimast has been classified as a discontinued operation for all periods presented.  The  transaction  closed  on July 31,  2002.  WHX's  other  business consists  of WPC  and  six of its  subsidiaries  including  WPSC,  a  vertically integrated  manufacturer of value-added and flat rolled steel products (see Note
3 to the Consolidated  Financial  Statements).  WPSC,  together with WPC and its other subsidiaries shall be referred to herein as the "WPC Group." WHX, together with all of its  subsidiaries  shall be referred to herein as the "Company," and the Company and its  subsidiaries  other than the WPC Group shall be referred to herein as the "WHX Group."

            (See Note 18 to the Consolidated Financial Statements)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

            The  recorded  amounts  of cash and cash  equivalents,  receivables, short-term  borrowings,  accounts payable,  accrued interest,  and variable-rate long-term  debt  approximate  fair value because of the short  maturity of those instruments  or the variable  nature of underlying  interest  rates.  Short-term investments  are  recorded at fair  market  value based on trading in the public market. See Note 11 to the Consolidated  Financial  Statements for a description of fair value of debt instruments.

REVENUE RECOGNITION

            Revenue is  recognized on the sale of product when the related goods have been shipped and title has passed to the customer.

INVENTORIES

            Inventories  are  stated  at the  lower of cost or  market.  Cost is
determined  by  the  last-in  first-out   ("LIFO")  method  for  precious  metal
inventories.  Non-precious  metals  inventories  are stated at the lower of cost
(principally  average) or market. For precious metals inventories no segregation among raw materials, work in process and finished goods is practicable.

PROPERTY, PLANT AND EQUIPMENT

            Depreciation   of   property,   plant  and   equipment  is  provided
principally on the  straight-line  method over the estimated useful lives of the assets,  which range as follows:  machinery & equipment 3 - 20 years,  buildings and  improvements  10 - 50 years.  Interest cost is  capitalized  for qualifying assets  during the assets'  acquisition  period.  Capitalized  interest  cost is amortized  over the life of the asset.  Maintenance  and  repairs are charged to income  and  renewals  and  betterments  are  capitalized.  Profit  or  loss  on dispositions is credited or charged to income.

INTANGIBLES AND AMORTIZATION

            The  Company  adopted  the  provisions  of  Statement  of  Financial
Accounting  Standards ("SFAS") No. 142, "Goodwill and Other Intangible  Assets,"
effective January 1, 2002, as discussed in Note 2 to the Consolidated  Financial
Statements.  As a  result,  goodwill  is no longer  amortized,  but  instead  is reviewed  annually for  impairment  in  accordance  with the  provisions  of the
Statement.  The evaluation of the  recoverability of the unamortized  balance of goodwill is based on a comparison of the respective  reporting  units fair value to its carrying value, including allocated goodwill. Fair values were determined by discounting  estimated future cash flows. The recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Purchased patents are stated at cost,  which is amortized  over the  respective  remaining lives of the patents.

STOCK-BASED COMPENSATION

            The  Company  accounts  for  stock-based   compensation   under  the
intrinsic  value  method,  whereby  compensation  expense is recorded in amounts equal to the  difference  between the exercise price of the stock option and the fair market value of the underlying  stock at the date of the option grant.  For disclosure  purposes  only,  the Company  estimates  the impact on net income of applying the fair value method of measuring  compensation  cost on stock options with the fair value  determined  under the minimum  value  method as provided by
SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

            The  following  table  illustrates  the  effect  on net  income  and earnings per share if WHX  Corporation  had applied the  fair-value  recognition provisions of SFAS 123 to stock-based employee compensation.

(IN THOUSANDS - EXCEPT PER SHARE DATA)

                                                     2002          2001           2000
                                                 -----------   -----------   ------------

Net income (loss), as reported                   $  (33,534)   $   101,121   $  (181,045)

Deduct: total stock-based employee
               compensation expense determined
               under fair-value based method
               for all awards                           470          1,529         1,700
                                                 ----------    -----------   -----------

Pro forma net income (loss)                      $  (34,004)   $    99,592   $  (182,745)
                                                 ==========    ===========   ===========

Income (loss) per share:
     Basic - as reported                         $    (9.90)   $     16.35   $    (42.29)
     Basic - pro forma                                (9.99)         16.03        (42.65)
     Diluted - as reported                            (9.90)          9.62        (42.29)
     Diluted - pro forma                              (9.99)          9.47        (42.65)

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

EARNINGS PER SHARE

            Pursuant to SFAS 128, "Earnings per Share," basic earnings per share is based on the weighted  average  number of shares of Common Stock  outstanding during each year, excluding redeemable common shares. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.

FOREIGN CURRENCY TRANSLATION

            Assets and liabilities of foreign  subsidiaries have been translated at  current  exchange  rates,  and  related  revenues  and  expenses  have  been translated  at average  rates of exchange in effect  during the year.  Resulting cumulative translation adjustments have been recorded as a separate component of accumulated other comprehensive income.

RECLASSIFICATION AND REVERSE COMMON STOCK SPLIT

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

             Preferred Shares          Prior Rates          Current Rates
             ----------------          -----------          -------------
               Series A                  3.1686                1.0562
               Series B                  2.4510                0.8170

NOTE 2 - ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In  July  2001,  the  FASB  issued  SFAS  141  and  142,   "Business
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
years.

            The Company has adopted the  provisions  of SFAS 142 and has changed its  accounting  accordingly  effective  January  1,  2002.  As a result  of the adoption  of SFAS 142,  the  Company  did not record  amortization  expense  for existing goodwill during the year ending December 31, 2002. The Company recorded amortization  expense of $7.4 million and $8.0 million on this  goodwill for the years ended  December 31, 2001 and 2000,  respectively.  Any  intangible  assets acquired or goodwill arising from  transactions  after June 30, 2001 are subject to the  amortization and  non-amortization  provisions of SFAS 141 and SFAS 142.
The Company recorded a $44.0 million non-cash goodwill impairment charge related to the H&H Wire Group in the first  quarter of 2002.  This  charge is shown as a cumulative  effect of an  accounting  change.  The Company  recorded this charge because the fair value of this  reporting  unit, as determined by estimated cash flow projections, was less than the reporting unit's carrying value. The Company is still committed to this business and expects  improved  performance from this
Group in future  periods as a result of  management  changes,  cost  reductions, restructuring, and improving economic conditions.

            The following table provides  comparative  earnings per share, after deducting preferred dividends,  had the non-amortization  provisions of SFAS 142 been adopted for all periods presented:

(in thousands)

                                                                      Year ended December 31,
                                                                 2002           2001          2000
                                                            ---------------------------------------
Reported income (loss) before discontinued operations and
   cumulative effect of an accounting change                $  (31,220)   $   76,376   $  (209,473)

Goodwill amortization                                             --           7,393         7,998
                                                            ----------   -----------   -----------

Adjusted income (loss) before discontinued operations and
   cumulative effect of an accounting change                $  (31,220)   $   83,769   $  (201,475)
                                                            ==========   ===========   ===========

Basic per share of common stock:

Reported income (loss) before discontinued operations and
   cumulative effect of an accounting change                $    (5.86)   $    15.27   $    (43.93)

Goodwill amortization                                             --            1.48          1.68
                                                            ----------   -----------   -----------

Adjusted income (loss) before discontinued operations and
   cumulative effect of an accounting change                $    (5.86)   $    16.75$       (42.25)
                                                            ==========   ===========   ===========

Diluted per share of common stock:

Reported income (loss) before discontinued operations and
   cumulative effect of an accounting change                $    (5.86)   $     9.11   $    (43.93)

Goodwill amortization                                             --            0.70          1.68
                                                            ----------   -----------   -----------

Adjusted income (loss) before discontinued operations and
   cumulative effect of an accounting change                $    (5.86)   $     9.81   $    (42.25)
                                                            ==========   ===========   ===========

The changes in the carrying  amount of goodwill for the year ended  December 31,
2002 were as follows:

(in thousands)
                                       Precious     Wire &   Engineered
                                        Metals      Tubing       Materials     Total
                                       ---------   ---------    ----------  ---------

Balance as of January 1, 2002          $ 106,971   $ 104,918    $  43,977   $ 255,866

Impairment loss                             --       (44,000)        --       (44,000)

Pre acquisition foreign NOL utilized        --          (454)        --          (454)

Additions                                   --          --          3,173       3,173
                                       ---------   ---------    ---------   ---------

Balance at December 31, 2002           $ 106,971   $  60,464    $  47,150   $ 214,585
                                       =========   =========    =========   =========

            The $3.2 million  addition in 2002 related to the acquisition of two businesses,  which added  complimentary  product lines to the Company's existing
Engineered Materials  businesses.  As of December 31, 2002, the Company had $0.9 million of other  intangible  assets,  which will continue to be amortized  over their remaining useful lives ranging from 3 to 17 years.

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

            On July 31,  2002,  WHX sold the stock of Unimast,  its wholly owned subsidiary for $95.0 million. As a result of this transaction,  Unimast has been accounted  for  as  a  discontinued  operation  for  all  periods  presented  in accordance with SFAS 144. (See Note 4 to the Consolidated Financial Statements).

            In April 2002,  the FASB issued  Statement No. 145,  "Rescission  of
FASB  Statements  No. 4, 44, and 64,  Amendment  of FASB  Statement  No. 13, and
Technical Corrections".  This Statement eliminates the automatic  classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires  that such gain or loss be evaluated for  extraordinary  classification under the criteria of Accounting  Principles Board No. 30, "Reporting Results of
Operations." This Statement also requires sales-leaseback accounting for certain
lease   modifications   that  have   economic   effects   that  are  similar  to
sales-leaseback  transactions,  and makes various other technical corrections to existing  pronouncements.  The Company adopted the provisions of SFAS 145 in the second quarter of 2002 and has changed its accounting accordingly.  As a result, prior period  results have been  restated to reflect gains on retirement of debt as income from continuing operations.  These gains were previously accounted for as extraordinary items.

            In July 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs
Associated with Exit or Disposal  Activities"  ("SFAS 146"). SFAS 146 sets forth various  modifications  to existing  accounting  guidance  which  prescribes the conditions  which  must be met in  order  for  costs  associated  with  contract terminations, facility consolidations,  employee relocations and terminations to be accrued and recorded as liabilities in financial  statements.  The provisions of SFAS 146, as related to exit or disposal  activities  will be  effective  for fiscal  2003.  SFAS 146 is not  expected  to have a  significant  effect  on the
Company's financial statements.

            In December  2002,  the FASB issued  SFAS No. 148,  "Accounting  for
Stock-Based  Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS
No. 123,  "Accounting  for  Stock-Based  Compensation,"  to provide  alternative methods of  transition  to SFAS No.  123's fair value method of  accounting  for stock-based employee  compensation.  While the Statement does not amend SFAS No.
123 to require  companies to account for employee  stock  options using the fair value method,  the  disclosure  provisions of SFAS No. 148 are applicable to all companies with  stock-based  employee  compensation,  regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic  value  method  of  APB  No.  25,  "Accounting  for  Stock  Issued  to
Employees." The Company has adopted the disclosure provisions of SFAS 148 and is currently evaluating whether to adopt the provisions of SFAS No. 148 relating to the SFAS No.  123 fair  value  method of  accounting  for  stock-based  employee compensation.

NOTE 3 - WPC GROUP BANKRUPTCY

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
a maximum  aggregate  amount of up to $175  million.  On November 15, 2002,  the
Bankruptcy  Court approved a motion to amend the DIP Credit  Agreement to reduce

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

            WPC  borrowings  outstanding  under  the  DIP  Credit  Facility  for revolving  loans totaled  $135.5 million and $127.2 million at December 31, 2002 and 2001  respectively.  Term loans under the DIP Credit Facility  totaled $35.2 million and $34.4 million at December 31, 2002 and 2001 respectively. Letters of credit outstanding under the facility totaled $2.8 million at December 31, 2002.
At December 31, 2002, net  availability  under the DIP Credit Facility was $25.7 million.  The DIP Credit  Facility  currently  expires on the earlier of May 17,
2003 or the completion of a Plan of Reorganization.

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented its investment in the WPC Group. In addition to this investment, WHX owns a $32.0 million participation interest in the Term Loan discussed above and holds other claims against WPC and WPSC totaling approximately $7.4 million. The recognition  of the WPC  Group's net loss of $176.6  million,  in the year 2000, eliminated the investment's  carrying value of $136.8 million. In November 2000,
WHX recorded a liability  of $39.8  million  representing  the excess of the WPC
Group's loss over the carrying amount of the investment.

            During the period  November 17, 2000 through  December 31, 2002, the
WPC Group  incurred  cumulative  net losses of $271.4  million.  Pursuant to the terms to the amended Plan of  Reorganization,  WHX has  conditionally  agreed to contribute  $20.0 million to the WPC Group (see discussion  below  pertaining to
WHX  Contributions).  As a result of the Company's  probable  obligation to fund
$20.0  million to WPC Group,  the Company has  recorded a $20 million  charge as
Equity in loss of WPC in the accompanying Consolidated Statement of Operations.

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
repurchase option expired unexercised on June 29, 2002.

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
consisted of financing  terms) during the period from the Order through  January
31, 2002, (2) if certain conditions are met, an additional $2 million of secured loans (for an aggregate of $7 million) and the  maintenance  of the $5.0 million of liquidity support referred to above,  during the period from February 1, 2002 through  March  31,  2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution to a new WPSC defined benefit pension plan contingent  upon,  among other things,  a confirmed  WPSC Plan of  Reorganization  (Item 3 has since been superceded by the WHX Contributions described below). Through December 31, 2002,
WHX had advanced  $5.0 million of the loans and up to $5.5 million of financing.
At December 31, 2002, the outstanding balance of these secured advances was $5.0 million plus interest of $0.3 million and $2.1 million, respectively.

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

            In January  2002,  WPSC  finalized  a financial  support  plan which included a $5.0  million  loan from the State of West  Virginia,  a $7.0 million loan and a $0.2 million grant from the State of Ohio, a $10.0 million advance by the WHX Group for future steel  purchases  (all of which were  delivered  before
June 30,  2002) and  additional  wage and salary  deferrals  from WPSC union and salaried employees. At December 31, 2002, the balance outstanding with the State of West Virginia was $5.0 million, and $7.0 million with the State of Ohio.

            On September 23, 2002,  WPC announced  that the Royal Bank of Canada
("RBC") had filed on its behalf an  application  with the  Emergency  Steel Loan
Guarantee  Board  ("ESLGB")  for a  $250  million  federal  loan  guarantee.  An affiliate of RBC has agreed to underwrite  the loan if the guarantee is granted.
On February 28, 2003, the ESLGB initially rejected the application. WPC and RBC, however,  amended and  supplemented  the  application  and it was  conditionally approved  on March 26,  2003.  The  approval  of the  guaranty is subject to the satisfaction of various conditions on or before June 30, 2003 including, without limitation,  resolution  of the  treatment  of the  WHX  Pension  Plan  that  is acceptable to and approved by the PBGC, confirmation of a plan of reorganization for the WPC Group,  and the execution of definitive  agreements  satisfactory in form and substance to the ESLGB.

            The amended RBC application contained a business plan that assumed a confirmed Chapter 11 plan of  reorganization  ("POR") for the WPC Group. As part of the POR, the Company has agreed  conditionally to make certain  contributions
(the  "WHX   Contributions")   to  the  reorganized   company.   Under  the  WHX
contributions,  the Company  would  forgo  repayment  of its claims  against the debtors of approximately $39 million and, additionally,  would contribute to the reorganized  company $20 million of cash,  for which the Company would receive a note in the amount of $10 million.  The WHX Contributions  would be subject to a number  of  conditions  including,  without  limitation,  that  (1)  the  POR be satisfactory  to the Company in its sole and  absolute  discretion,  and (2) the
Company's   dispute  with  the  PBGC,   described  below,  be  resolved  to  the
satisfaction of the Company in its sole and absolute discretion.  As a result of the Company's probable  obligation to fund $20.0 million to WPC, the Company has recorded  a $20.0  million  charge as Equity in loss of WPC in the  accompanying
Consolidated Statement of Operations.

            On March 6, 2003, the Pension Benefit Guaranty  Corporation ("PBGC")
issued  its  Notice of  Determination  ("Notice")  and on March 7, 2003 the PBGC
published its Notice and filed a Summons and Complaint  ("Complaint")  in United
States  District  Court  for the  Southern  District  of New  York  seeking  the involuntary  termination of the WHX Pension Plan ("WHX Pension Plan").  The PBGC
stated in its  Notice  that it took this  action  because  of its  concern  that
"PBGC's  possible  long-run  loss  with  respect  to the WHX  Pension  Plan  may reasonably be expected to increase  unreasonably  if the WHX Pension Plan is not terminated." WHX filed an answer to this complaint on March 27, 2003, contesting the PBGC's action. The PBGC's action to terminate the WHX Pension Plan was taken following  the  initial  rejection  on  February  28, 2003 by the ESLGB of RBC's application for a $250 million federal loan guaranty.  As discussed  above,  the
ESLGB subsequently  conditionally  approved the loan. The PBGC has been notified of the  subsequent  loan  guaranty  conditional  approval on March 26, 2003.  As described above,  obtaining an acceptable resolution of the treatment of the WHX
Pension Plan is a condition to the loan guaranty. If an acceptable resolution is not obtained on or before June 30, 2003,  then a condition to the loan  guaranty will not have been satisfied. If the loan guaranty is not granted it is unlikely that the present  Plan of  Reorganization,  filed with the  Bankruptcy  Court on
December  29,  2002,  will be  confirmed.  Furthermore,  it is doubtful  that an alternative  plan could be confirmed in a reasonable  time frame  (although  WPC management  has  indicated  that it would  attempt to pursue  such an  alternate plan).  In either  case  there can be no  assurance  as to the future of the WPC
Group. In a press release,  the PBGC contends that the WHX Plan has roughly $300 million  in  assets  to cover  more than $443  million  in  benefit  liabilities resulting  in  a  funding  shortfall  of  approximately  $143  million  (without accounting for plant shutdown benefits).  Furthermore,  in a press release,  the
PBGC contends that plant shutdown  liabilities,  if they were to occur, could be as much as $378 million.  WHX disputes the PBGC's calculation of liabilities and
shutdown   claims  since  the  actual  amount  of  these   liabilities   may  be
substantially less, based on alternative actuarial  assumptions.  However, there can be no assurance that WHX's assertions will be accepted. If the PBGC's action is  successful  and the WHX  Plan is  terminated,  WHX  expects  that it will be subject  to a claim  by the  PBGC of at  least  $143  million.  WHX  intends  to vigorously defend itself against such claims, but there can be no assurance that
WHX will prevail.  If the WHX Pension Plan were  terminated,  WHX believes it is unlikely  that the present  Plan of  Reorganization,  filed with the  Bankruptcy
Court filed on December 29, 2002, will be confirmed. Furthermore, it is doubtful that an alternative plan could be confirmed in a reasonable time frame (although
WPC  management  has indicated that it would attempt to pursue such an alternate plan).  In either  case  there can be no  assurance  as to the future of the WPC
Group.  If a cessation of operations of the WPC Group or termination of the Plan were to occur,  the  consequential  cash funding  obligations to the WHX Pension
Plan would have a material adverse impact on the liquidity,  financial  position and capital resources of WHX.

            Management  of the  Company  cannot  at  this  time  determine  with certainty the ultimate outcome of the Chapter 11 proceedings or the related PBGC action; however it is possible that the following outcomes could result, whether upon the confirmation of the Plan of Reorganization as submitted or as it may be amended or modified, or otherwise:

            a) The WPC Group could reorganize, and its creditors could receive a portion  of their  claims in cash or in stock of WPC or WPSC.  In such a  case,  the WHX  Group  would  have  little  or no  future ownership  in or  involvement  with the WPC  Group  (except  as a creditor) and the WHX Group's  future cash  obligations  to or on behalf of the WPC Group  would be minimal to none (other than the
               WHX Contributions, referred to above).

            b) The PGBC  could  prevail  in its  actions  to  terminate  the WHX
               Pension  Plan,  which  could  result  in a  partial  or  complete liquidation of the WPC Group. If such  liquidation were to occur,
               WHX could be responsible for significant early retirement pension benefits.  In such a case,  the PBGC would likely seek to enforce claims for  shutdown  liabilities  against WHX in addition to the
               $143 million claims for accumulated benefit liabilities  referred to above.  The PBGC asserts that shutdown  claims  arising from a complete  liquidation  of the WPC  Group  would  result in claims against WHX as much as $378 million. A shutdown of only a portion of the WPC Group's facilities would generate shutdown liabilities in a lower amount.  WHX disputes the PGBC's assertion with regard to each of their claims.  If the PGBC were to prevail against the
               Company,  the PGBC could file a claim  against  WHX and the other member of the WHX controlled group in an amount from $143 million to $521 million, which WHX would be unable to fund.

            In  connection  with past  collective  bargaining  agreements by and between  the WPC Group  and the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"), the WPC Group is obligated to provide certain medical insurance,  life insurance,  disability  and  surviving  spouse  retirement  benefits  to retired employees and their dependents ("OPEB  Obligations").  WHX is not a signatory to any of these agreements.  However,  WHX has separately agreed to be contingently liable for a portion of the OPEB Obligations.  WHX's contingent obligation would be  triggered  in the event that the WPC Group was to fail to  satisfy  its OPEB
Obligations.  WHX's  contingent  obligation is limited to 25% of the Accumulated
Post-Retirement Benefit Obligation with respect to the WPC Group's employees and retirees  represented  by the USWA.  WPSC's total OPEB  Obligation at January 1,
2003 is estimated to be $314.1 million. WHX has estimated that approximately 85%
of employees and retirees  entitled to such OPEB  Obligations are represented by the USWA.

            WHX's  liability for OPEB  Obligations  exists only so long as (1) a majority  of the  directors  of WPSC or WPC are  affiliated  with  WHX;  (2) WHX controls the Board of Directors of WPSC or WPC through  appointment  or election of a majority of such directors;  or (3) WHX,  through other means,  exercises a level  of  control  normally  associated  with (1) or (2)  above.  If the POR is confirmed,  the Company  believes that its  liability  for the OPEB  Obligations would be eliminated.

NOTE 4 - DISCONTINUED OPERATIONS

            On July 31, 2002, the Company sold the stock of Unimast,  its wholly owned  subsidiary,  to Worthington  Industries,  Inc. for $95.0 million in cash.
Under the terms of the agreement,  the buyer assumed certain debt of Unimast. In the  third  quarter,  the  Company  recognized  a  pre-tax  gain on the  sale of approximately  $18.6  million.  The  gain  on  sale  is  net of  closing  costs, transaction fees, employee related payments,  and other costs and expenses.  Net cash  proceeds  from the sale,  after  escrow of $2.5  million,  closing  costs, transaction fees,  employee related payments,  and other costs and expenses were approximately $85.0 million.  The Company has applied the proceeds from the sale to reduce other  corporate  debt  pursuant to the terms of the Indenture for the
Company's 10 1/2 % Senior Notes.

            As a result of the sale, the Consolidated  Financial  Statements and related Notes for the periods presented herein reflect Unimast as a discontinued
operation.

Operating results of discontinued operations were as follows:

                                           Year ended December 31
                                     2002 (a)     2001          2000
                                   -----------------------------------
(in thousands)

Net sales                          $ 150,997    $ 232,384    $ 239,276

Operating income                      17,652       11,410       14,860

Interest/ other income (expense)        (806)      (2,442)      (2,131)

Income taxes                           6,245        3,552        4,908

Net income                            10,601        5,416        7,821

(a) Seven month period ended 07/31/2002.

            Assets and liabilities of discontinued operations were as follows:

                                           December 31,
                                               2001
                                           ------------
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
                                           ========

NOTE 5 - BUSINESS RESTRUCTURING CHARGES

            During April 2002, the Company's  wholly owned  subsidiary,  Handy &
Harman,  decided to exit certain of its precious metal activities.  The affected product lines were manufactured at H&H's Fairfield,  CT and East Providence,  RI
facilities.  The  decision  to exit these  operating  activities  resulted  in a restructuring  charge of $12.0  million.  This charge  includes  $6.6 million in employee  separation  expenses  (approximately 251 employees,  of which 213 were terminated by January 1, 2003);  $0.6 million of  contractual  obligations,  and
$4.8 million in costs to close the facilities,  including  refining  charges for inventory  remaining after operations ceased. In addition,  the Company incurred
$1.4 million of incremental costs in the second half of the year to maintain the employee  base in order to fulfill  customer  orders and  complete  the shutdown activities.  The  Company  estimates  that an  additional  $0.2  million of such incremental costs will be incurred during the first half of 2003. Such costs are not included in the aforementioned restructuring charge.

            As of December 31, 2002,  the Company has received  $8.5 million for the sale of certain equipment associated with these facilities.  Included in the
Company's  Balance  Sheet as Assets Held For Sale at December 31, 2002, is $11.8
million  related to the  Fairfield,  CT property.  The sale of this  property is expected to occur in 2003.

            The following  table  represents the activity of this  restructuring reserve during the year:

                                                                          Reserve
                                                                          Balance
                                        Initial  Additional    Cost     December 31,
                                        Reserve   Reserve    Incurred        2002
                                        -------  ----------  ---------  ------------
(in thousands)

Employee separation and related costs   $ 5,274   $ 1,362    $(5,278)   $ 1,358

Facility closing and refining costs       4,326       417     (3,626)     1,117

Contractual obligations                   1,100      (475)      (488)       137
                                        -------   -------    -------    -------

                                        $10,700   $ 1,304    $(9,392)   $ 2,612
                                        =======   =======    =======    =======

            In  September  2002,  the  Company  decided  to exit  certain of its stainless steel wire activities. The affected operations are at H&H's facilities in Liversedge, England and Willingboro, NJ. The decision to exit these operating activities resulted in charges of $10.9 million, including restructuring charges of $8.0 million.  The components of the $8.0 million  restructuring  charge are:
$2.8 million in employee  separation expenses  (approximately 121 employees,  of which 108 were  terminated by January 1, 2003),  $4.8 million for the write-down of production  supplies and  consumables  and facility  closing costs,  and $0.4 million in contractual obligations. The remainder of the charge amounted to $2.9 million  for the  write-down  of  inventory  to disposal  value.  This charge is included in cost of sales. In addition, the Company will incur incremental costs related to the restructuring in the range of $1.0 million to $1.5 million, above the aforementioned  separation  expenses,  in the first half of 2003 to maintain the employee  base in order to fulfill  customer  orders and  complete  shutdown
efforts.   Such  incremental  costs  are  not  included  in  the  aforementioned restructuring charge. The Company anticipates cash proceeds in the range of $3.0 million  to $4.0  million  on the sale of  property,  plant and  equipment.  The
Company incurred accelerated  depreciation expense of approximately $3.4 million on  equipment  values  during the fourth  quarter of 2002.  Additional  employee separation accruals including the settlement of certain pension obligations will be made in 2003 in the range of $1.0 million to $1.5 million.

            The following  table  represents the activity of this  restructuring reserve during the year:

                                                                                    Reserve
                                                                                    Balance
                                                   Initial  Additional   Cost    December 31,
                                                   Reserve    Reserve   Incurred     2002
                                                   -------  ----------  -------- ------------
(in thousands)

Employee separation and related costs              $   460   $ 2,310    $(1,573)   $ 1,197

Writedown of production supplies and consumables
       and related facility closing costs            3,935       898     (3,592)     1,241

Contractual obligations                                643      (256)       (13)       374
                                                   -------   -------    -------    -------

                                                   $ 5,038   $ 2,952    $(5,178)   $ 2,812
                                                   =======   =======    =======    =======

            It is estimated that all of the accrued  restructuring costs for the precious  metals and stainless  steel wire activities at December 31, 2002, will be paid by the end of the second quarter 2003.

NOTE 6 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

            The Company maintains  several  qualified and non-qualified  pension plans and other postretirement  benefit plans covering  substantially all of its employees.  The Company's pension,  health care benefit and significant  defined contribution plans are discussed below. The Company's other defined contribution plans are not significant individually or in the aggregate.

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

             Pension  benefits  for the WPC  participants  include  both defined benefit and defined contribution  features,  since the plan includes the account balances from the Retirement  Security Plan. The gross benefit,  before offsets, is calculated based on years of service and the current benefit multiplier under the plan.  This gross  amount is then offset for the  benefits  payable from the
Retirement  Security  Plan and  benefits  payable  under by the Pension  Benefit
Guaranty  Corporation  from previously  terminated  plans.  Individual  employee accounts  established  under the Retirement  Security Plan are maintained  until retirement.  Upon retirement,  participants who are eligible for the WHX Pension
Plan and maintain RSP account balances,  will normally receive benefits from the
WHX Pension Plan. When these participants become eligible for benefits under the
Plan,  their  vested  balances in the RSP Plan become  assets of the WHX Pension
Plan. Aggregate account balances held in trust in individual employees' accounts totaled $134.5 million at December 31, 2002.  Such individual  account  balances can only be  utilized  to fund all or a portion of the  respective  individual's total  pension  benefit as  determined  by the defined  benefit  plan's  benefit formula.  These  assets  cannot be utilized  to fund any of the defined  benefit plan's benefit obligation at December 31, 2002.

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

               In  addition  to the  WHX  Pension  Plan,  H&H  provides  pension coverage for employees of its U.K.  subsidiary  through a separate plan governed by U.K. statutory requirements.

The following table presents a  reconciliation  of beginning and ending balances of the projected benefit obligation.

                                               Domestic Plan            Foreign Plan
                                         ----------------------    ----------------------
                                           2002         2001          2002        2001
                                         ---------    ---------    ---------    ---------
                                                         (in thousands)

Benefit obligation at January 1          $ 314,093    $ 304,485    $   8,323    $   7,593
Service cost                                 6,472        6,142          211          225
Interest cost                               23,551       22,447          536          469
Actuarial (gain)/loss                       50,051       10,332          192          369
Benefits paid                              (26,153)     (25,771)        (203)        (109)
Plan amendments - implementation               239       (6,594)        --           --
Foreign currency exchange rate changes        --           --            967         (224)
Transfers from DC plans                      4,514        3,052         --           --
                                         ---------    ---------    ---------    ---------
Benefit obligation at December 31        $ 372,767    $ 314,093    $  10,026    $   8,323
                                         =========    =========    =========    =========

The following table presents a  reconciliation  of beginning and ending balances of the fair value of plan assets.

                                               Domestic Plan              Foreign Plan
                                         ----------------------    ----------------------
                                             2002         2001          2002        2001
                                           ---------    ---------    ---------    ---------
                                                           (in thousands)

Fair value of plan assets at January 1     $ 319,392    $ 315,631    $   6,336    $   7,189
Actual returns on plan assets                  6,384       26,480       (1,650)        (760)
Benefits paid                                (26,153)     (25,771)        (203)        (109)
Employer contributions                          --           --            315          239
Foreign currency exchange rate changes          --           --            588         (223)
Transfers from DC plans                        4,514        3,052         --           --
                                           ---------    ---------    ---------    ---------
Fair value of plan assets at December 31   $ 304,137    $ 319,392    $   5,386    $   6,336
                                           =========    =========    =========    =========

Funded status                              $ (68,630)   $  (2,316)   $  (4,640)   $  (1,987)
Unrecognized prior service cost               40,228       45,758         --           --
Unrecognized actuarial (gain)/loss            54,250      (10,148)       5,134        2,405
Unrecognized transition obligation              --           --             43           42
                                           ---------    ---------    ---------    ---------
Net amount recognized                      $  25,848    $  33,294    $     537    $     460
                                           =========    =========    =========    =========

The following table provides the amount  recognized in the consolidated  balance sheets as of December 31:

                                                          Domestic Plan          Foreign Plan
                                                      --------------------   --------------------
                                                        2002        2001       2002        2001
                                                      --------    --------   --------    --------
                                                                      (in thousands)

Prepaid pension asset                                 $ 25,848    $ 33,294   $    537    $    460
Additional minimum liability                           (89,255)       --       (4,473)       --
Intangible asset                                        40,228        --           42        --
Accumulated other comprehensive income - net of tax     31,868        --        2,880        --
Deferred tax asset                                      17,159        --        1,551        --
                                                      --------    --------   --------    --------
                                                      $ 25,848    $ 33,294   $    537    $    460
                                                      ========    ========   ========    ========

The following table presents the components of net periodic pension cost.

                                                               Domestic Plan                      Foreign Plan
                                                     --------------------------------    --------------------------------
                                                       2002        2001        2000        2002        2001         2000
                                                     --------------------------------    --------------------------------
                                                                                (In thousands)

Service cost                                         $  6,472    $  6,142    $  5,511    $    211    $    225    $    453
Interest cost                                          23,551      22,447      21,869         536         469         409
Expected return on plan assets                        (28,346)    (30,386)    (29,729)       (461)       (559)       (676)
Amortization of prior service cost                      5,769       6,601       6,556        --          --          --
Recognized actuarial (gain)/loss                         --          (343)     (1,623)       --          --          --
Amortization of unrecognized transition obligation       --          --          --             4           4           3
                                                     --------    --------    --------    --------    --------    --------
                                                     $  7,446    $  4,461    $  2,584    $    290    $    139    $    189
                                                     ========    ========    ========    ========    ========    ========

The following table presents weighted-average assumptions at December 31,

                                       Domestic Plan             Foreign Plan
                                   ---------------------    ---------------------
                                   2002     2001   2000     2002    2001     2000
                                   ---------------------    ---------------------

Discount rate                      6.75%   7.25%   7.75%    5.60%   6.25%   6.50%
Expected return on assets  (A)     8.50%   9.25%  10.00%    7.00%   8.00%   8.50%
Rate of compensation increase      4.00%   4.00%   4.00%    3.40%   4.50%   4.50%

(A) - used in the determination of subsequent year's net pension expense

As more fully  discussed  in Note 3, the Pension  Benefit  Guaranty  Corporation
announced  its  intention on March 7, 2003, to seek to terminate the WHX Pension
Plan. If the PBGC were to prevail and the WHX Pension Plan were  terminated  the resulting benefit  obligation  liability and the funded status of the Plan would be materially different from the amounts shown above.

     In addition to the  aforementioned  benefit plans,  H&H has a non-qualified pension plan for certain current and retired employees.

     The following  table  presents the amounts  recognized in the  Consolidated
Balance Sheets for this plan at December 31:

                                    2002       2001
                                  -------    -------
                                    (in thousands)

Projected benefit obligation      $(1,100)   $  (953)
Fair value of assets                 --         --
                                  -------    -------
Funded status                      (1,100)      (953)
Unrecognized prior service cost       255        168
Unrecognized loss                    (111)        24
                                  -------    -------
                                  $  (956)   $  (761)
                                  =======    =======

401(K) PLANS

             The  WPC  salaried  employees   participate  in  a  401(k)  defined
contribution plan. WPC matches 50% of the employee's  contribution,  and through the date of the WPC  bankruptcy  (November 16, 2000) such matching  contribution was made with shares of WHX common stock.  The employer  contribution is limited to a maximum of 3% of an  employee's  salary.  The amount of such  contributions charged to WPC operations for the period January 1 through November 16, 2000 was
$1.1 million.

             Certain H&H employees participate in an H&H sponsored savings plan, which qualifies under Section 401(k) of the Internal  Revenue Code. This savings plan allows eligible employees to contribute from 1% to 15% of their income on a pretax basis.  H&H matches 50% of the first 3% of the  employee's  contribution.
H&H's  contributions  are  invested  in shares of WHX  common  stock and  become immediately  vested.  The  charge  to  operations  for  the  Company's  matching contribution  amounted to  $494,000,  $597,000 and $529,000 for the years ending
2002, 2001 and 2000, respectively.

             The  number of shares of the  Company's  common  stock  held by the
401(k)  plans was 519,379;  374,249 and 294,289 at December  31, 2002,  2001 and
2000, respectively.

OTHER POSTRETIREMENT BENEFITS

              Certain  current  and  retired  employees  of Handy &  Harman  are covered by  postretirement  medical benefit plans. The benefits provided are for
medical  and  prescription   drugs.   Contributions   from  a  majority  of  the
participants  are required and for those  retirees  and spouses,  the  Company's payments are capped.

               The following  table presents a  reconciliation  of beginning and ending  balances of the  Accumulated  Other  Postretirement  Benefit  Obligation
("APBO").

                                      2002                    2001
                                    -------                -------
                                             (in thousands)
APBO at January 1,                  $ 7,060                $ 7,987
Service cost                             19                     26
Interest cost                           490                    530
Actuarial (gain) loss                    83                   (575)
Plan amendments                          10                   --
Benefits paid                          (658)                  (908)
Curtailments                            403                   --
                                    -------                -------
APBO at December 31,                $ 7,407                $ 7,060
                                    =======                =======

The above H&H other post-retirement benefit plans are unfunded.

      As a result of the  deconsolidation  of the WPC Group, the APBO of the WPC
Group is excluded from the WHX Consolidated Financial Statements.  See Note 3 to
the Consolidated Financial Statements.

The following table presents the weighted average assumptions at December 31,

                                        2002       2001        2000
                                       ------     ------      ------
Discount rate                           6.75%      7.25%       7.75%
Expected return on assets                   -          -           -
Health care cost trend rate            12.00%      8.00%       9.00%

The following table presents the amounts recognized in the Consolidated  Balance
Sheets as of December 31.

                                                         2002                   2001
                                                       -------                -------
                                                                (in thousands)
Funded status                                          $(7,407)               $(7,060)
Unrecognized prior service cost (credit)                    10                    251
Unrecognized actuarial gain                               (431)                  (739)
                                                       -------                -------
Net amount recognized                                  $(7,828)               $(7,548)
                                                       =======                =======

The following table presents the components of net periodic benefit cost.

                                                   2002                    2001                    2000(a)
                                                 --------                --------                --------
                                                                        (in thousands)
Service cost                                     $     19                $     26                $  1,855
Interest cost                                         490                     530                  17,753
Expected return on plan assets                       --                      --                      --
Amortization of prior service cost                    177                     178                  (3,428)
Amortization of net (gain)                            (28)                    (39)                   --
Recognized acturial gain                             --                      --                    (6,282)
Curtailment loss                                      280                    --                      --
                                                 --------                --------                --------
Net periodic benefit cost                        $    938                $    695                $  9,898
                                                 ========                ========                ========

(a)  Includes  a pro rata  portion of the  annual  WPC  amounts to reflect  such amounts through November 16, 2000.

     At December 31, 2002, the health care cost trend rate was 12% decreasing to an ultimate  rate of 5% beginning in 2007. A one  percentage  point  increase in healthcare  cost  trend  rates  in each  year  would  increase  the  accumulated postretirement  benefit  obligation  as of December 31, 2002 by $110,000 and the aggregate  of the  service  cost and  interest  cost  components  of 2002 annual expense by $17,000.  A one percentage  point  decrease in healthcare  cost trend rates  in each  year  would  decrease  the  accumulated  postretirement  benefit obligation  as of December 31, 2002 by $99,000 and the  aggregate of the service cost and interest cost components of 2002 annual expense by $12,000.

NOTE 7 - INCOME TAXES
                                                                   Year ended December 31,
                                                            2002            2001             2000
                                                          --------         --------         --------
                                                                          (in thousands)

Income Taxes From Continuing Operations
Current
                  Federal tax provision                   $   --           $   --           $   --
                  State tax provision                        1,510              490            2,068
                  Foreign tax provision                        376              771              436
                                                          --------         --------         --------
                        Total income taxes current           1,886            1,261            2,504
                                                          --------         --------         --------
Deferred
                  Federal tax provision (benefit)          (26,001)         (30,130)          66,188
                  State tax provision                         --               --               --
                                                          --------         --------         --------
Income tax provision (benefit)                            $(24,115)        $(28,869)        $ 68,692
                                                          ========         ========         ========

Total Income Taxes
Current
                  Federal tax provision                   $   --           $   --           $   --
                  State tax provision                        2,359              885            2,521
                  Foreign tax provision                        376              771              436
                                                          --------         --------         --------
                                                             2,735            1,656            2,957
                                                          --------         --------         --------
Deferred
                  Federal tax provision (benefit)          (13,719)         (26,973)          70,643
                  State tax provision                         --               --               --

                                                          --------         --------         --------
Income tax provision (benefit)                            $(10,984)        $(25,317)        $ 73,600
                                                          ========         ========         ========

Components of Total Income Taxes
Continuing operations                                     $(24,115)        $(28,869)        $ 68,692
Discontinued operations                                     13,131            3,552            4,908
                                                          --------         --------         --------
Income tax provision (benefit)                            $(10,984)        $(25,317)        $ 73,600
                                                          ========         ========         ========

Deferred  income taxes result from temporary  differences in the financial basis and tax basis of assets and  liabilities.  The  amounts  shown on the  following table represent the total  differences  between the Company's  consolidated  tax return basis of assets and liabilities and the basis for financial reporting.

Deferred Income Tax Sources
                                                                   2002          2001
                                                                  -------       -------
                                                                       (in millions)

Assets
Postretirement and postemployment employee benefits               $   2.7       $   2.7
Operating loss carryforwards                                         28.9          24.7
Minimum tax credit carryforwards (indefinite carryforward)            0.8           0.8
Additional minimum pension liability                                 18.7           --
Miscellaneous other                                                   1.5           --
                                                                  -------       -------
Deferred Tax Assets                                               $  52.6       $  28.2
                                                                  =======       =======

Liabilities
Property plant and equipment                                      $ (12.3)      $ (14.0)
Inventory                                                            (6.4)         (9.0)
Pension                                                              (9.1)        (11.7)
State income taxes                                                   (1.5)         (3.0)
Miscellaneous other                                                   --           (0.3)
                                                                  -------       -------
Deferred Tax Liability                                              (29.3)        (38.0)
                                                                  -------       -------

Valuation Allowance                                                  (5.4)         (2.4)
                                                                  -------       -------

Net Deferred Income Tax Asset (Liability)                         $  17.9       $ (12.2)
                                                                  =======       =======

             As a  result  of  the  Settlement  Agreement  (See  Note  3 to  the
Consolidated   Financial   Statements)  with  the  WPC  Group  and  the  related
termination of the Tax Sharing Agreement,  the Company recognized a benefit from net operating losses of $13.6 million at December 31, 2001, which was previously fully  reserved.  In 2002, the Company  recognized a tax benefit of $4.5 million from net operating loss  carryforwards  of the WPC Group of $12.9  million.  Net operating loss  carryforwards  of the WPC Group  amounting to $410.0 million and
$413.2  million are not reflected in the above table as of December 31, 2002 and
2001,  respectively.  Alternative Minimum Tax credits of the WPC Group amounting to $14.5  million are not  reflected  in the above table as of December 31, 2002 and 2001, respectively.

             The WPC Group,  for tax return purposes,  is consolidated  with WHX and its other subsidiaries.  At December 31, 2002, WHX has $477.0 million of net operating  tax loss  carryforwards  of which $410.0  million  pertain to the WPC
Group   operations  and  for  which  no  benefit  has  been  recognized  in  the accompanying consolidated financial statements.

             The WPC Group operating loss carryforwards  expire between 2005 and
2021 and the tax credit  carryforwards  expire  between  2003 and 2010.  WHX can utilize these  operating loss and credit  carryforwards  to reduce future income tax  liabilities,  so long as WPC remains a member of the WHX  consolidated  tax return.  However,  management  at the  present  time does not  believe  that any benefit from these  carryforwards will be realized since the ultimate resolution of the Bankruptcy Filing cannot be determined.

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

             Total federal and state income taxes paid in 2002, 2001 and 2000 by continuing  operations  were  $0.2  million,  $1.4  million,  and $2.8  million, respectively.

             For federal  income tax purposes,  the statute of  limitations  for audit by the  Internal  Revenue  Service  ("IRS") is open for years 1999 through
2002. Management believes it has adequately provided for all taxes on income.

             The  provision  for income taxes  differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

                                                                                    Year Ended December 31,
                                                                 ----------------------------------------------
                                                                   2002             2001              2000
                                                                 ----------------------------------------------
                                                                                (in thousands)

Income (loss)  before taxes and extraordinary item               $ (36,111)        $  66,836         $(120,174)
                                                                 =========         =========         =========
Tax provision (benefit)  at statutory rate                       $ (12,639)        $  23,393         $ (42,061)
Increase (decrease)  in tax due to:
           Equity earnings                                             (34)              (89)           (1,525)
           Equity in loss of WPC                                     7,000
           Goodwill amortization                                      --               2,289             2,530
           Other permanent differences                                (127)            1,339              --
           State income tax net of federal effect                    1,510               172             1,344
           Change in valuation allowance                             3,000               500           133,823
           Net effect of foreign tax rate                              456               101              (582)
           Benefit of current year losses of
             non-consolidated subsidiary (WPC)                     (16,662)          (44,388)             --
           Benefit of net operating loss carryforwards of
             non-consolidated subsidiary (WPC)                      (4,520)             --                --
           Recognition of AMT credit                                (1,655)             --                --
           Recognition of NOLs available due to
             termination of WPC Tax Sharing Agreement                 --             (13,642)             --
           Adjustment of prior year's tax                             --                --             (25,288)
           Other                                                      (444)            1,456               451
                                                                 ---------         ---------         ---------

Tax provision (benefit)                                          $ (24,115)        $ (28,869)        $  68,692
                                                                 =========         =========         =========

NOTE 8 -  SHORT TERM INVESTMENTS

The composition of the Company's short-term investments are as follows:

                                                  Year Ended December 31,
                                                 ------------------------
                                                   2002            2001
                                                 --------        --------
                                                     (in thousands)

             Trading Securities:
             U. S. Treasury Securities           $200,625        $130,235
             Reverse Repurchase Agreement            --           105,000
             Equities                               4,650           9,540
             Other                                   --               108
                                                 --------        --------
                                                 $205,275        $244,883
                                                 ========        ========

             These  investments are subject to price volatility  associated with any interest-bearing  instrument.  Fluctuations in general interest rates affect the value of these investments.

             Net unrealized  holding gains and losses on trading securities held at period end and included in other income for 2002 and 2001 were a loss of $4.9 million and $12.3  million,  respectively.  At December  31, 2002 and 2001,  the
Company had short-term  margin  borrowings of $107.9 million and $110.9 million, respectively related to the short-term investments.

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

             During the year ended  December 31, 2002 and 2001, the Company used short-term borrowings in connection with its short-term investing activities. At
December 31 2002 and 2001 WHX had  short-term  borrowings of $107.9  million and
$110.9 million, respectively in support of WHX's short-term investments.

NOTE 9 - INVENTORIES
                                                                            Year Ended December 31,
                                                                          -------------------------
                                                                            2002             2001
                                                                          --------         --------
                                                                                (in thousands)

Finished products                                                         $ 13,067         $ 17,134
In-process                                                                  11,291           13,854
Raw materials                                                               19,925           19,251
Fine and fabricated precious metal in various stages of completion          25,322           36,027
                                                                          --------         --------
                                                                            69,605           86,266
LIFO reserve                                                                  (684)            (987)
                                                                          --------         --------
                                                                          $ 68,921         $ 85,279
                                                                          ========         ========

               During 2002,  2001 and 2000,  certain  inventory  quantities were reduced,  resulting in  liquidations  of LIFO  inventories,  the effect of which increased  (decreased)  pre-tax income by  approximately,  $0.2 million,  $(0.4)
million, and $(1.2) million in 2002, 2001 and 2000, respectively.  The operating income for 2001 includes a non-cash  charge  resulting from the lower of cost or market adjustment to precious metal inventories in the amount of $3.3 million.

               Certain customers and suppliers of the H&H Precious Metal Segment choose to do business on a "pool" basis.  That is, to furnish  precious metal to
H&H for return in  fabricated  form  (customer  metal) or for  purchase  from or return to the  supplier.  When the  customer's  precious  metal is  returned  in fabricated  form,  the customer is charged a  fabrication  charge.  The value of consigned  precious metal is not included in the Company's balance sheet. To the extent that the  quantity of customer and supplier  precious  metal,  as well as precious metal owned by the Company,  does not meet operating needs, the Company can lease precious metal through its Consignment Facility. At December 31, 2002,
4,675,000  ounces of silver and 6,200  ounces of gold were leased to the Company under the Consignment Facility. The weighted-average consignment rates under the
Consignment  Facility for gold were 2.0% and 2.9% at December 31, 2002 and 2001, respectively  and for silver  2.1% and 5.9% per annum at  December  31, 2002 and

2001,  respectively,  based on the market value of the related  leased  precious metal.

     The  following  table   summarizes   customer  and  leased  precious  metal
quantities:

                                              Year Ended December 31
                                     --------------------------------------
                                        2002                        2001
                                     ---------                    ---------
Silver ounces:
  Customer metal                       191,000                    1,382,000
  Leased                             4,675,000                    2,700,000
                                     ---------                    ---------
        Total                        4,866,000                    4,082,000
                                     =========                    =========

   Gold ounces:
  Customer metal                         4,240                        4,200
  Leased                                 6,200                        8,600
                                     ---------                    ---------
        Total                           10,440                       12,800
                                     =========                    =========

Palladium ounces:
  Customer metal                         1,171                        1,414
                                     =========                    =========

Supplemental inventory information:

                                                  Year Ended December 31

                                                 2002                2001
                                           --------------     --------------
                                            (in thousands, except per ounce)

Precious metals stated at LIFO cost        $       24,638     $       33,739
Market value per ounce:
   Silver                                  $        4.790     $        4.650
   Gold                                    $       344.80     $       276.50
   Palladium                               $       239.00     $       440.00

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT

                                                     Year Ended December 31
                                                   --------------------------
                                                     2002              2001
                                                   --------          --------
                                                         (in thousands)

Land                                               $  9,185          $ 16,105
Buildings, machinery and equipment                  126,937           169,948
Construction in progress                              5,256             2,450
                                                   --------          --------
                                                    141,378           188,503
Accumulated depreciation and amortization            33,788            53,580
                                                   --------          --------
                                                   $107,590          $134,923
                                                   ========          ========

        Depreciation expense for continuing  operations for the years 2002, 2001 and 2000 was $20.1  million,  $16.3 million,  and $16.0  million,  respectively.
Included  in  depreciation  expense  for 2002 is $3.4  million  in  accelereated depreciation on equipment values related to the exit of certain  stainless steel wire activities. (See Note 5 to the Consolidated Financial Statements).

NOTE 11 - LONG-TERM DEBT
                                                          Year Ended December 31
                                                       --------------------------
                                                         2002               2001
                                                       --------          --------
(IN THOUSANDS)

Senior Notes due 2005, 10 1/2%                         $110,504          $245,059
Handy & Harman Senior Secured Credit Facility       130,465           168,155
Unimast Revolving Credit Agreement                         --              11,045
Other                                                     8,737             8,195
                                                       --------          --------
                                                        249,706           432,454
Less portion due within one year                           --                --
                                                       --------          --------
Total long-term debt                                   $249,706          $432,454
                                                       ========          ========

            The fair value of  long-term  debt at December 31, 2002 and 2001 was
$219,321 and $313,524,  respectively.  Fair value of long-term debt is estimated based on trading in the public market and current  market rates for similar debt instruments.

            Long-term  debt  maturing  in  each of the  next  five  years  is as follows: 2003, $11,250; 2004, $22,226; 2005, $135,504;  2006, $80,726; 2007, $0.
The Company has the ability, under its revolving credit facility (see discussion below) and the intent to refinance on a long-term  basis the current  portion of its outstanding indebtedness.  Accordingly, the Company has reclassified current portions of  long-term  debt  amounting  to $11.3  million and $10.3  million as long-term debt as of December 31, 2002 and 2001, respectively.

            A summary of the financial agreements at December 31, 2002 follows:

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

            During  2001,  the  Company  purchased  and  retired  $36.4  million aggregate  principal  amount of the Notes in the open market resulting in a gain of $19.0 million.

            During  2002,  the  Company  purchased  and retired  $134.6  million aggregate  principal  amount of Senior  Notes in the open market  resulting in a gain of $42.5 million.

            During  the period  January  1, 2003  through  March 31,  2003,  the
Company purchased and retired $5.7 million aggregate  principal amount of Senior
Notes in the open market for $4.5 million

            On October 4, 2000, WHX  successfully  completed a  solicitation  of consents  from  holders  of the  Notes  to amend  certain  covenants  and  other provisions of the Indenture.  The  amendments are set forth in the  Supplemental
Indenture and provide,  among other things,  for amendments to certain covenants which  restrict  the  Company's  ability  to  make  restricted  payments,  incur additional  indebtedness,  make permitted  investments or utilize  proceeds from asset sales. The Supplemental  Indenture  prohibited the payment of dividends on the  Company's  preferred  stock until  October 1, 2002,  at the  earliest,  and thereafter only in the event that the Company satisfies  certain  conditions set forth  in  the  Indenture,  as  amended  by  the  Supplemental  Indenture.  Such conditions  were not  satisfied  as of  December  31,  2002.  In  addition,  the amendments  remove as events of default  under the Indenture  those  relating to defaults under any mortgage,  indenture or instrument by, judgments  against and bankruptcy,  insolvency  and related  filings and other events of WPC, or any of its direct or indirect subsidiaries.  Accordingly,  the Bankruptcy Filing is not an event of default under the Notes.  In connection  with the  solicitation  WHX made a payment equal to 2% of the principal amount of the Notes ($20 in cash for each $1,000 principal amount of Notes) to each holder of Notes whose consent was received and accepted prior to the expiration  date.  Such payments  amounted to
$5.5 million and will be amortized to interest  expense over the remaining  term of the  Notes.  The PGBC  action  discussed  in Note 3 could lead to an event of default  with  respect to the H&H Credit  Facilities  (see  below),  which could result in an event of default under the Notes.

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
Interest  under the Facilities is calculated at a rate  determined  either using
(i) the Citibank prime rate or (ii) LIBOR,  plus the Applicable Margin in effect from time to time.  Applicable Margin means a percentage per annum determined by reference  to the total  leverage  ratio of H&H. The rates in effect at December
31,  2002 are (a) in the case of the Term A Facility  and the  Revolving  Credit
Facility,  calculated  at  LIBOR +  1.50%  and  (b) in the  case  of the  Term B facility,  calculated  at LIBOR + 2.25%.  Borrowings  under the  Facilities  are collateralized  by the pledge of 100% of the capital  stock of all H&H's  active
U.S.  subsidiaries  and 65% of the  stock of  H&H's  non-U.S.  subsidiaries.  In addition,  H&H provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries. The Facilities have
certain   financial   covenants   restricting   indebtedness,   liens  and  cash
distributions  that can be made to WHX. Certain financial  covenants  associated with leverage,  fixed charge coverage,  capital  spending and interest  coverage must be maintained. In 2002 and 2001, H&H received capital contributions of $5.0 million  and  $6.3  million,  respectively,  from  WHX in  order  to  remain  in compliance with certain of these financial  covenants.  Such funds were utilized to reduce  H&H debt.  At  December  31,  2002,  H&H was in  compliance  with all covenants. In April 2002, H&H entered into an interest rate swap to convert $100 million of its variable-rate debt to a fixed rate with Citibank,  N.A. New York.
The fixed rate is 4.79%,  effective  January 1, 2003 with a termination  date of
July 1, 2004.  At December 31, 2002,  the Company has  recognized a $4.8 million unrealized  loss on this interest rate swap. In September 2000, H&H entered into a cancelable  interest-rate  swap to convert  $125 million of its  variable-rate debt to a fixed rate with  Citibank,  N.A.,  New York.  The fixed rate was 6.75%
percent,  effective  October 1, 2000,  with a termination  date of September 30,
2001.  Borrowings  outstanding under the Facilities at December 31, 2002 totaled
$130.5 million. Letters of credit outstanding under the facilities totaled $24.5 million at December 31, 2002.

            As discussed  in Note 3, on March 7, 2003,  the PBGC  published  its
Notice  and  filed a  Complaint  in the  United  States  District  Court for the
Southern  District of New York seeking the  involuntary  termination  of the WHX
Pension Plan. On March 11, 2003  H&H  informed its lenders that the PBGC action may be an occurrence that would preclude  H&H from making certain representations  to the lenders (as required by the  Facilities)  in  connection with future  borrowings.  H&H  has elected not to borrow any  additional funds  against the  Facilities  until such time as the PBGC action is  resolved.
H&H  believes that it has adequate  cash on hand, or available  from WHX should the need arise,  to meet its operating  needs for the next twelve months.
If the PBGC  action is  upheld  and the WHX  Pension  Plan is  terminated,  such termination  would  constitute  an event of  default  under the  Facilities.  If
H&H  is  unable  to cure the  default  or  obtain  an  amendment  to the
Facilities,   it  could  lead  to  a  cancellation  of  the  Facilities  and  an acceleration  of the outstanding  borrowings.  If the lenders were to accelerate the  obligations  under the  Facilities it would have a material  adverse effect upon the liquidity,  financial position and capital resources of H&H. In addition the  acceleration of the H&H  obligations  would be an event of default  under WHX's 10 1/2% Senior  Notes.  Upon the  occurrence of an event of default,  the  trustee  or the  holders of 25% in  principal  amount of the then
outstanding   notes  could  accelerate  the  10  1/2%  Senior  Notes.  Any  such acceleration would have a material adverse effect upon the liquidity,  financial position and capital resources of WHX.

RESTRICTED NET ASSETS OF SUBSIDIARIES

            As  described  above  the  Handy & Harman  loan  agreement  contains provisions restricting cash payments to WHX. The agreement allows the payment of management  fees,  income taxes pursuant to a tax sharing  agreement and certain other expenses.  In addition dividends may be paid under certain conditions.  At
December 31, 2002,  the net assets of H&H amounted to $206.1  million,  of which approximately  $1.0 million was not restricted as to the payment of dividends to
WHX.

Interest Cost

Aggregate interest costs on debt and amounts  capitalized during the three years ended December 31 are as follows:

                                      2002            2001              2000
                                    -------          -------          -------
                                                (in thousands)

Aggregate interest expense          $27,257          $46,969          $83,899
Less: Capitalized interest             --               --              4,953
                                    -------          -------          -------
Interest expense                    $27,257          $46,969          $78,946
                                    =======          =======          =======
Interest paid                       $27,358          $45,555          $73,315
                                    =======          =======          =======

NOTE 12 - STOCKHOLDERS' EQUITY

            The authorized capital stock of WHX consists of 60,000,000 shares of
Common Stock,  $.01 par value, of which 5,405,856  shares were outstanding as of
December 31, 2002, and 10,000,000  shares of Preferred Stock, $.10 par value, of which  2,573,926  shares of Series A Convertible  Preferred  Stock and 2,949,000
shares of Series B Convertible  Preferred Stock were  outstanding as of December
31, 2002.

SERIES A CONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED STOCK

            In July  1993,  the  Company  issued  3,000,000  shares  of Series A
Convertible  Preferred  Stock for net  proceeds of $145  million.  On October 4,
2000,  pursuant to a solicitation of consents from holders of its 10 1/2% Senior
Notes,  certain covenants and other provisions of the indebtedness were amended.
The Supplemental  Indenture prohibited the payment of dividends on the Company's preferred  stock until October 1, 2002, at the earliest,  and thereafter only in the  event  that the  Company  satisfies  certain  conditions  set  forth in the
Indenture,  as amended by the Supplemental  Indenture.  Such conditions were not satisfied  as of  December  31,  2002.  Dividends  on the shares of the Series A
Convertible  Preferred Stock are cumulative and are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year,  in an amount equal to
$3.25 per share per annum.

            Each  share  of  the  Series  A  Convertible   Preferred   Stock  is
convertible  at the  option of the  holder  thereof  at any time into  shares of
Common Stock of the Company,  par value $.01 per share,  at a conversion rate of
1.0562 shares of Common Stock for each share of Series A  Convertible  Preferred
Stock, subject to adjustment under certain conditions.

            The Series A Convertible Preferred Stock is redeemable at the option of the Company,  in whole or in part,  for cash,  initially at $52.275 per share and thereafter at prices declining ratably to $50 per share on and after July 1,
2003, plus in each case accrued and unpaid dividends to the redemption date. The
Series A  Convertible  Preferred  Stock is not  entitled  to the  benefit of any sinking fund. During 2002 and 2001, 40,300 and 293,599 shares  respectively were converted into Common Stock. There were no conversions in 2000.

            The  Company  issued   3,500,000  shares  of  Series  B  Convertible
Preferred Stock in September 1994 for net proceeds of $169.8 million. On October
4, 2000,  pursuant to a  solicitation  of consents  from  holders of its 10 1/2%
Senior Notes,  certain  covenants and other provisions of the indebtedness  were amended.  The Supplemental  Indenture prohibited the payment of dividends on the
Company's preferred stock until October 1, 2002, at the earliest, and thereafter only in the event that the Company satisfies certain conditions set forth in the
Indenture,  as amended by the Supplemental  Indenture.  Such conditions were not satisfied  as of  December  31,  2002.  Dividends  on the shares of the Series B
Convertible  Preferred  Stock,  are  cumulative,  and are payable  quarterly  in arrears on January 1, April 1, July 1 and  October 1 of each year,  in an amount equal to $3.75 per share per annum.

            Each  share  of  the  Series  B  Convertible   Preferred   Stock  is
convertible  at the  option of the  holder  thereof  at any time into  shares of
Common Stock of the Company,  par value $.01 per share,  at a conversion rate of
0.8170 shares of Common Stock for each share of Series B  Convertible  Preferred
Stock, subject to adjustment under certain conditions.

            The Series B Convertible Preferred Stock is redeemable at the option of the Company,  in whole or in part,  for cash,  initially at $52.625 per share and thereafter at prices declining ratably to $50 per share on and after October
1, 2004, plus in each case accrued and unpaid  dividends to the redemption date.
The Series B Convertible  Preferred  Stock is not entitled to the benefit of any sinking fund.  During 2002 and 2001, 7,700 and 18,400 shares,  respectively were converted into Common Stock. There were no conversions in 2000.

            In 2001 and  2000,  the  Company  accrued  undeclared  dividends  in arrears of $19.3 million and $5.1 million,  respectively for Series A and Series
B Convertible  Preferred  Stock.  The undeclared  dividends should not have been accrued and,  accordingly,  the Company has restated  its  Consolidated  Balance
Sheet,  and  Statement  of Changes  in  Stockholder's  Equity and  Comprehensive
Income. For 2001 and 2000, retained earnings has been increased by $24.4 million and $5.1 million respectively,  with a corresponding decrease in liabilities. At
December  31, 2002,  dividends  in arrears to Series A and Series B  Convertible
Preferred  Shareholders  were $18.8  million  and $24.9  million,  respectively.
Presently,  management  believes  that it is not likely that the Company will be able to pay these dividends in the foreseeable future.

REDEEMABLE COMMON STOCK

            As of December 31, 2000 certain present and former  employees of the
WPC Group hold, through an Employee Stock Ownership Plan ("ESOP"), 81,502 shares of common stock of WHX. These employees received such shares as part of the 1991
Chapter 11 Plan of  Reorganization  in exchange for Series C preferred shares of
Wheeling-Pittsburgh  Steel Corporation (WPC's  predecessor  company prior to the
1990 bankruptcy).  Beneficial owners of such shares who were active employees on
August 15, 1990 and who have either  retired,  died or become  disabled,  or who reach 30 years of  service,  may sell their  shares to the Company at a price of
$45 or, upon qualified retirement,  $60 per share. These contingent  obligations are expected to extend over many years,  as participants in the ESOP satisfy the criteria for selling shares to the Company.  In addition,  each  beneficiary can direct the ESOP to sell any or all of its common  stock into the public  markets at any time;  provided,  however,  that the ESOP will not on any day sell in the public  markets  more than 20% of the  number of shares of Common  Stock  traded during the previous day. As a result of the  Settlement  Agreement  discussed in
Note 3 of the Notes to the Consolidated Financial Statements,  the liability for redeemable common shares was assumed by WPC, accordingly  participants will sell their shares to WPC. The ESOP held  approximately  67,000 shares of Common Stock of WHX at December 31, 2002.

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

            An  aggregate of 500,000  shares of Common Stock have been  reserved for  issuance  upon  exercise of Options  under the 2001 Plan.  The 2001 Plan is administered by a committee ("Committee") consisting of two or more non-employee members of the Board of  Directors.  The term of Options  granted under the 2001
Plan may not  exceed 10 years  (five  years in the case of an  incentive  Option granted to an optionee  owning more than 10% of the voting  stock of the Company
(a"10% Holder)). The Option price for Options shall not be less than 100% of the fair  market  value of the  shares  of  Common  Stock at the time the  Option is granted;  provided,  however,  that with respect to an incentive  option, in the case of a 10%  Holder,  the  purchase  price per share shall be at least 110% of such fair market value.  The aggregate fair market value of the shares of Common
Stock as to which an optionee may first exercise  incentive stock options in any calendar  year may not  exceed  $100,000.  Payment  for  shares  purchased  upon exercise  of  Options  is to be made in  cash,  but,  at the  discretion  of the
Committee, may be made by delivery of other shares of Common Stock of comparable value.

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

            An aggregate of 1,250,000  shares of Common Stock have been reserved for issuance upon exercise of Options under the 1991 Plan, as amended.  The 1991
Plan is  administered  by a committee (the  "Committee")  consisting of not less than two  non-employee  members of the Board of  Directors.  The term of Options granted  under the 1991 Plan may not exceed 15 years  (five years in the case of an incentive  Option  granted to an optionee  owning more than 10% of the voting stock of the Company (a "10%  Holder")).  The Option price for Options shall not be less than 100% of the fair market  value of the shares of Common Stock at the time the Option is granted; provided, however, that with respect to an incentive option,  in the case of a 10% Holder,  the purchase  price per share shall be at least 110% of such fair market  value.  The  aggregate  fair market value of the shares of Common  Stock as to which an  optionee  may first  exercise  incentive stock options in any calendar year may not exceed  $100,000.  Payment for shares purchased upon exercise of Options is to be made in cash, but, at the discretion of the  Committee,  may be made by delivery of other  shares of Common  Stock of comparable value.

DIRECTORS OPTION PLANS

            The 1993 Directors D&O Plan ("1993 D&O Plan") is authorized to issue shares of Common  Stock  pursuant to the  exercise of options  with respect to a maximum of 133,333  shares of Common  Stock.  The options  vest over three years from the date of grant.  The 1997 Directors  Stock Option Plan ("1997 D&O Plan")
is authorized to issue an additional 133,333 shares of Common Stock.

OPTION GRANTS TO WPN CORPORATION

            On July 29, 1993 ("Approval  Date"), the Board of Directors approved the grant of options  to WPN Corp.  (See Note 11 to the  Consolidated  Financial
Statements) to purchase  333,333 shares of Common Stock ("Option  Grants").  The
Option Grants were approved by the stockholders on March 31, 1994.

            On  August  4,  1997  the  compensation  committee  of the  Board of
Directors  granted an option to purchase  333,333  shares of Common Stock to WPN
Corp, at the then market price per share, subject to stockholder  approval.  The
Board  of  Directors  approved  such  grant  on  September  25,  1997,  and  the stockholders approved it on December 1, 1997 (measurement date).

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

A SUMMARY OF THE OPTION PLANS:

                                 Number of Options
                        1991          D&O     WPN           2001               Prices          Weighted Average
                        Plan         Plan         Grant         Plan          Low          High       Option Price
                      -------------  --------   --------- ------------      ----------------------- ------------------

Balance 01/01/00      909,759       178,889       666,667         --        $18.3750     $49.8750     $ 36.030
   Granted             83,333         8,333          --           --         20.5500      20.6250       20.619
   Cancelled          (43,814)         --            --           --         26.2500      43.8750       35.070
                     --------      --------     --------     --------
Balance 12/31/00      949,278       187,222       666,667         --         18.3750      49.8750       35.730
   Granted             95,000          --            --        366,667        4.8900       4.8900        4.890
   Cancelled         (104,393)         --            --        (10,000)       4.8900      49.8750       39.627
                     --------      --------     --------     --------
Balance 12/31/01      939,885       187,222       666,667      356,667        4.8900      49.8750       28.602
   Granted               --            --            --         86,000        2.3000       2.3000        2.300
   Cancelled         (132,254)      (25,222)         --        (65,667)       4.8900      49.8750       25.459
                     --------      --------     --------     --------
Balance 12/31/02      807,631       162,000       666,667      377,000        2.3000      49.8750       27.805
                     ========      ========     ========     ========

            Options  outstanding  at December 31, 2002,  which are  exercisable, totaled  1,773,770 and have a weighted  average option price of $30.80.  Options outstanding  at December 31, 2002 had a  weighted-average  remaining life of 4.8 years.

            The Company adopted SFAS No. 123, and elected to continue to account for stock options,  under the provisions of APB 25.  Therefore,  no compensation costs have been recognized for the stock option plans in 2002, 2001 or 2000. Had the Company elected to account for stock-based  compensation under the provision of SFAS No.  123  during  2002,  the  effect on net  income  would  have been an additional  expense of $0.5 million,  net of related  income tax benefit of $0.2 million or $0.09 per share of Common Stock after  deduction  of Preferred  Stock
Dividends on a basic and diluted basis, respectively. During 2001, the effect on net income would have been an additional expense of $1.5 million, net of related income tax benefit of $0.8 million, or $0.32 and $0.15 per share of common stock after  deduction of preferred  stock  dividends,  on a basic and diluted  basis, respectively.  During  2000,  the  effect  on net  income  would  have  been  an additional  expense of $1.7 million,  net of related tax benefit of $1.2 million or $0.36 per share of common stock after  deduction of preferred stock dividends on a basic and diluted  basis.  The fair value of the option grants is estimated on the  measurement  date  using the  Black-Scholes  option-pricing  model.  The

following   weighted-average   assumptions   were  used  in  the   Black-Scholes
calculation:  expected  volatility of 80.4% in 2002, 69.7% in 2001, and 40.6% in
2000;  risk-free  interest rate of 3.1% in 2002, 4.8% in 2001, and 6.7% in 2000, an expected life of 5 years and a dividend yield of zero.

EARNINGS PER SHARE

            The  computation  of  dilutive  earnings  per  common  share in 2001
assumes   conversion  of  preferred  stock  and  redeemable  common  stock.  The computation  of basic  earnings  per  common  share is based  upon the  weighted average  number of shares of Common  Stock  outstanding.  In 2002 and 2000,  the conversion of preferred stock,  redeemable  common stock and exercise of options would  have had an  anti-dilutive  effect.  A  reconciliation  of the income and shares used in the computation follows:

                                                                Year ended December 31, 2002

                                                      Income (loss)           Shares          Per-Share
                                                       (Numerator)        (Denominator)         Amount
                                                  -------------------     ---------------    ------------
                                                   (Dollars and shares in thousands)

Loss  from continuing operations                           $ (11,996)
Less: Preferred stock dividends                               19,224
                                                  -------------------
Basic EPS and Diluted EPS
     Loss available to common stockholders                 $ (31,220)            5,325         $ (5.86)
                                                  ===================     ===============    ============

            The  assumed  conversion  of  stock  options,  preferred  stock  and redeemable common stock would have an anti-dilutive effect on earnings per-share in 2002.

                                                                   Year ended December 31, 2001
                                                                Income         Shares       Per-Share
                                                              (Numerator)   (Denominator)     Amount
                                                                -------        -------        ------
                                                                   (Dollars and shares in thousands)

Income from continuing operations                               $95,705
Less: Preferred stock dividends                                  19,329
                                                                -------
Basic EPS
     Income available to common stockholders                     76,376          5,004        $15.27
                                                                -------        -------        ------
Effect of Dilutive Securities
     Convertible preferred stock                                 19,329          5,432
     Redeemable common stock                                       --               72
                                                                               -------        ------
Diluted EPS
     Income available to common stockholders
                                plus assumed conversions        $95,705         10,508        $ 9.11
                                                                =======        =======        ======

                                                        Year ended December 31, 2000
                                                 Income (loss)       Shares         Per-Share
                                                  (Numerator)     (Denominator)       Amount
                                                 -------------     -----------      ---------
                                                       (Dollars and shares in thousands)

Income from continuing operations                 $(188,866)
Less: Preferred stock dividends                      20,607
                                                  ---------
Basic EPS and Diluted EPS
     Loss available to common stockholders        $(209,473)            4,768        $(43.93)
                                                  =========         =========        ========

     The assumed  conversion of stock  options,  preferred  stock and redeemable common stock would have an anti-dilutive effect on earnings per-share in 2000.

     The assumed conversion of stock options would have an anti-dilutive  effect on earnings per-share in 2001.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

            Rent expense for  continuing  operations  for the WHX Group in 2002,
2001 and 2000 was $3.0  million,  $3.1  million and $2.8  million  respectively.
Operating  lease and  rental  commitments  for future  years are as follows  (in thousands):

                      2003        $         2,189
                      2004                  1,574
                      2005                  1,414
                      2006                  1,335
                      2007                    933
                      2008 and beyond          --
                                  ---------------
                                  $         7,445
                                  ===============

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

PBGC ACTION

            On March 6, 2003, the Pension Benefit Guaranty  Corporation ("PBGC")
issued its Notice of  Determination  ("Notice")  and on March 7, 2003,  the PBGC
published its Notice and filed a Summons and Complaint  ("Complaint")  in United
States  District  Court  for the  Southern  District  of New  York  seeking  the involuntary termination of the WHX Pension Plan ("WHX Plan"). The PBGC stated in its Notice that it took this action because of its concern that "PBGC's possible long-run  loss  with  respect  to the WHX Plan may  reasonably  be  expected  to increase unreasonably if the WHX Plan is not terminated." WHX filed an answer to this complaint on March 27, 2003,  contesting  the PBGC's  action.  The PBGC has announced that it contends that the WHX Pension Plan has roughly $300 million in assets to cover more than $443  million in benefit  liabilities,  resulting in a funding  shortfall  of roughly  $143 million  (without  accounting  for shutdown benefits).  Furthermore,  the PBGC contends that shutdown liabilities of the WHX
Pension Plan, if they were to occur, would exceed $378 million. WHX disputes the
PBGC's calculation of liabilities and shutdown claims since the actual amount of these  liabilities may be  substantially  less,  based on alternative  actuarial assumptions.  Furthermore,  WHX disputes  the PBGC's  assumption  regarding  the likelihood of large-scale  shutdowns at WPC. However,  there can be no assurance that WHX's  assumptions  will be accepted and that shutdowns would not occur. If the PBGC's action is successful and the WHX Pension Plan is terminated, the PGBC could file a claim in an amount  from $143  million to $521  million,  which WHX would be unable to fund.  WHX intends to vigorously  defend itself  against such claims, but there can be no assurance that WHX would prevail.

            For additional information concerning these developments, see Item 7
-  Management's  Discussion  and Analysis of Financial  Condition and Results of
Operations and Notes 3 and 14 to the Consolidated Financial Statements.

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
In order to facilitate  compliance with these environmental  standards,  the WPC
Group has incurred  capital  expenditures  for  environmental  control  projects aggregating  $1.7  million,  $0.8 million and $3.4 million for 2002,  2001,  and
2000, respectively.  WPC anticipates spending approximately $18.2 million in the aggregate  on major  environmental  compliance  projects  through the year 2005, estimated to be spent as follows:  $3.7 million in 2003,  $11.6  million in 2004 and $2.9  million in 2005.  However,  due to the  possibility  of  unanticipated factual or regulatory  developments  and in light of limitations  imposed by the pending Chapter 11 cases, the amount and timing of future  expenditures may vary substantially from such estimates.  Should WPC finalize a Plan of Reorganization
and  emerge  from  bankruptcy,   certain   restructuring   projects,   including
significantly higher environmental spendings are likely to occur.

            WPC's non-current  accrued  environmental  liabilities totaled $18.0 million and $19.0  million at December  31, 2002 and 2001,  respectively.  These accruals were initially  determined by WPC, based on all available  information.
As new information becomes available,  including  information  provided by third parties, and changing laws and regulation,  the liabilities are reviewed and the accruals adjusted  quarterly.  Management  believes,  based on its best estimate that WPC has adequately provided for remediation costs that might be incurred or
penalties   that  might  be  imposed  under  present   environmental   laws  and
regulations.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

            The Chairman of the Board of the Company is the  president  and sole shareholder of WPN Corp. ("WPN"). Pursuant to a management agreement as amended, and approved by a majority of the non-management  directors of the Company,  WPN provides certain financial,  management  advisory and consulting services to the
Company.  Such services include,  among others,  identification,  evaluation and negotiation  of  acquisitions,  responsibility  for  financing  matters  for the
Company  and  its  subsidiaries,   review  of  annual  and  quarterly   budgets,
supervision and administration,  as appropriate, of all the Company's accounting and financial  functions  and review and  supervision  of reporting  obligations under  Federal and state  securities  laws. In exchange for such  services,  WPN received  a monthly  fee of  $520,833  in 2002,  2001 and 2000.  The  management agreement  has a two-year  term and is renewable  automatically  for  successive two-year periods,  unless terminated by either party upon 60 days' prior written notice of the renewal date.

            The WPC Group is  included  in the  Company's  consolidated  federal income  tax  return.  WHX and the  WPC  Group  had  entered  into a tax  sharing agreement,  dated July 26, 1994, which provided that the WPC Group would be paid for any  reduction in the combined  consolidated  federal  income tax  liability resulting from the utilization or deemed  utilization of deductions,  losses and credits  whether from current or prior years which are  attributable to WPC. The
Tax  Sharing  Agreement  was  terminated  in  2001  as  part  of the  Settlement
Agreement.  As a  result,  WHX was able to  recognize  benefits  from  WPC's net operating losses (See Note 7 to the Consolidated Financial Statements).

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
As a result,  WHX  incurred  non-cash  pension  expense of  approximately  $14.0 million and $15.0 million for the WPC Group in 2002 and 2001, respectively. (See
Note 6 to the Consolidated Financial Statements).

            On June  1,  2001,  WHX  purchased  from  Citibank  a $30.5  million participation  in the DIP  credit  agreement  for the WPC  Group  for  which WHX receives  interest at a rate of 13% per annum,  paid  monthly and an  additional
3.0% per annum payment in-kind.

            As a result of the October  Order,  WHX  provided the WPC Group with
$5.0 million in financing in 2001. In addition,  WHX provided up to $5.0 million in liquidity  support to the WPC Group.  At December 31, 2002,  the  outstanding balance of these  advances was $5.0 million plus interest of $0.3  million,  and
$2.1 million, respectively.

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

            See Note 3 to the Consolidated Financial Statements.

NOTE 15 -  OTHER INCOME AND (EXPENSE)

                                                           Year Ended December 31,
                                                 2002             2001              2000
                                               --------         --------         --------
                                                               (in thousands)

Interest and investment income/(loss)          $  5,115         $ (4,411)        $(17,198)
Interest rate swap                               (4,781)            --               --
Fixed asset disposal                             (2,576)            --               --
Wheeling-Downs Racing Association, Inc.            --             14,957           10,680
Minority interest expense                          --               --             (2,171)
WPC                                                --               --             (2,637)
Other, net                                       (3,746)             566           (4,074)
                                               --------         --------         --------
                                               $ (5,988)        $ 11,112         $(15,400)
                                               ========         ========         ========

            WHX  Entertainment  received  management  fees  from  Wheeling-Downs
Racing Association,  Inc. of $12.9 million,  and $7.7 million in the years ended
December 31, 2001, and 2000, respectively.  These fees are included in the above table as part of the Wheeling-Downs Racing Association, Inc. other income.

NOTE 16 - GAIN ON SALE OF INTEREST IN WHEELING-DOWNS RACING ASSOCIATION, INC.

            In  December  2001,  WHX  Entertainment  sold  its 50%  interest  in
Wheeling-Downs  Racing  Association,  Inc. for $105.0  million,  resulting in an
$88.5 million pre-tax gain.

NOTE 17 - GAIN ON EARLY RETIREMENT OF DEBT

                                                 Year Ended December 31,
                                           2001             2001          2000
                                         --------         --------      --------
                                                       (in thousands)

Discount on early debt retirement        $ 46,943         $ 20,525      $   -
Unamortized debt issuance cost             (1,729)            (592)         -
Unamortized consent fee                    (2,723)            (922)         -
                                         --------         --------      --------
                                         $ 42,491         $ 19,011      $   -
                                         ========         ========      ========

            In 2002, the Company  purchased and retired $134.6 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in a $42.5 million gain. In 2001, the Company purchased and retired $36.4 million aggregate principal amount of 10 1/2% Senior Notes in the open market resulting in a $19.0 million gain.

NOTE 18 - REPORTED SEGMENTS

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
Operating  income  for the  reportable  segments  excludes  unallocated  general corporate  expenses  and for the 2001 and 2000  period,  goodwill  amortization.
Other income and expense,  interest expense,  and income taxes are not presented by segment  since they are  excluded  from the measure of segment  profitability reviewed by the Company's management.

The following table presents  information  about reported segments for the years ending December 31:

(in thousands)

                                                                         2002               2001                 2000
                                                                    -----------         -----------         -----------

Revenue
   Precious Metal                                                   $   142,260         $   168,308         $   237,426
   Wire & Tubing                                                    132,194             133,621             158,008
   Engineered Materials                                                 111,939              86,210              73,412
                                                                    -----------         -----------         -----------
           Sub total                                                    386,393             388,139             468,846

WPC Group                                                                  --                  --             1,050,590
                                                                    -----------         -----------         -----------
           Consolidated revenue                                     $   386,393         $   388,139         $ 1,519,436
                                                                    ===========         ===========         ===========

Segment operating income (loss)
   Precious Metal                                                   $    (3,536)        $     7,982         $    22,129
   Wire & Tubing                                                    (14,071)              3,407              13,862
   Engineered Materials                                                   9,624               7,901               7,698
                                                                    -----------         -----------         -----------
           Sub total                                                     (7,983)             19,290              43,689

WPC Group                                                                  --                  --               (50,035)
                                                                    -----------         -----------         -----------
                                                                         (7,983)             19,290              (6,346)

Unallocated corporate expenses                                           17,374              16,732               6,531
Goodwill amortization                                                      --                 7,393               7,998
                                                                    -----------         -----------         -----------

    Operating income (loss)                                             (25,357)             (4,835)            (20,875)

Interest expense                                                         27,257              46,969              83,899
Equity in loss of WPC                                                    20,000
Gain on early retirement of debt                                         42,491              19,011                --
Gain on sale of Wheeling-Downs                                             --                88,517                --
Other income (expense)                                                   (5,988)             11,112             (15,400)
                                                                    -----------         -----------         -----------

         Income (loss) before taxes, discontinued operations
           and cumulative effect of an accounting change                (36,111)             66,836            (120,174)

Income tax expense (benefit)                                            (24,115)            (28,869)             68,692
Income from discontinued operations - net of tax                         10,601               5,416               7,821
Gain on sale of Unimast - net of tax of $6,886                           11,861                --                  --
                                                                    -----------         -----------         -----------

          Income (loss) before cumulative effect of an
            accounting change                                            10,466             101,121            (181,045)

Cumulative effect of an accounting change - net of tax                  (44,000)               --                  --
                                                                    -----------         -----------         -----------

          Net income (loss)                                         $   (33,534)        $   101,121         $  (181,045)
                                                                    ===========         ===========         ===========

           The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31:

GEOGRAPHIC INFORMATION
                                         Revenue                                           Long-Lived Assets
(in thousands)          2002               2001            2000               2002               2001               2000
                     ----------        ----------        ----------        ----------        ----------        ----------

United States        $  361,679        $  364,268        $1,494,315        $   97,191        $  125,232        $  128,091
Foreign                  24,714            23,871            25,121            14,186            13,770            13,499
                     ----------        ----------        ----------        ----------        ----------        ----------

                     $  386,393        $  388,139        $1,519,436        $  111,377        $  139,002        $  141,590
                     ==========        ==========        ==========        ==========        ==========        ==========

        Foreign revenue is based on the country in which the legal subsidiary is
domiciled.   Revenue  from  no  single  foreign  country  was  material  to  the consolidated revenues of the Company.

NOTE 19 - QUARTERLY INFORMATION (UNAUDITED)

        Financial results by quarter for the two fiscal years ended December 31,
2002 and 2001 are as follows:

                                                                                Basic
                                                                              Earnings     Basic       Diluted
                                                                               (Loss)     Earnings     Earnings
                       Per Share (Loss) (Loss)                               Per Share    (Loss)       (Loss)
                                Operating    Discontinued       Net            From      Per Share    Per Share
                     Net         Income      Operations        Income       Continuing    On Net       On Net
                    Sales       (Loss)       (net of tax)      (Loss)       Operations    Income       Income
                  --------     --------      --------       --------         ------      ------         ------
                                                   (in thousands - except per share)
2002:
  1st Quarter     $ 92,823     $    614      $  1,851       $(19,298)(a)     $(4.90)     $(4.55)        $(1.83)
  2nd Quarter      109,159       (4,984)        6,492          7,786 (b)      (0.66)       0.57           0.57
  3rd Quarter      105,153      (11,236)       14,005(c)      (1,364)(d)      (3.79)      (1.17)          1.17
  4th Quarter       79,258       (9,751)          114        (20,658)(e)      (4.81)      (4.79)         (4.79)
2001:
  1st Quarter     $ 99,654     $ (1,677)     $    672       $(10,194)        $(3.29)     $(3.15)        $(3.15)
  2nd Quarter      101,041       (2,327)        2,062          7,783 (f)       0.12        0.54           0.54
  3rd Quarter      100,260        1,361         1,614         (4,473)         (2.16)      (1.84)         (1.84)
  4th Quarter       87,184       (2,192)        1,068        108,005(g)       19.92       20.13          10.26

(a)  Includes $44,000 charge for cumulative  effect of an accounting  change and
     $18,861 gain on early retirement of debt.
(b)  Includes  $6,955  in  restructuring   charges  and  $7,292  gain  on  early
     retirement of debt.
(c)  Includes $11,747 gain on sale of discontinued operation.
(d)  Includes $3,275 in restructuring  charges and $164 gain on early retirement of debt.
(e)  Includes $2,766 in restructuring  charges,  $1,302 gain on early retirement of debt and $20,000 Equity in loss of WPC.
(f)  Includes $12,358 gain on early retirement of debt.
(g)  Includes  $88,517  gain  on  sale  of  interest  in  Wheeling-Downs  Racing
     Association, Inc.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURES

          NOT APPLICABLE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The  information  required under this item is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The  information  required under this item is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  information  required under this item is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  required under this item is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

         Disclosure Controls and Procedures

         Our Principal  Executive  Officer ("PEO") and Chief  Financial  Officer
("CFO") have evaluated WHX Corporation's disclosure controls and procedures,  as defined  in the  rules of the SEC,  within  90 days of the  filing  date of this report and have  determined  that such controls and procedures were effective in
ensuring  that  material   information  relating  to  WHX  Corporation  and  its
consolidated  subsidiaries  was made known to them during the period  covered by this report.

         Internal Controls

         Our PEO  and CFO are  primarily  responsible  for the  accuracy  of the
financial   information  that  is  presented  in  this  report.  To  meet  their responsibility for financial reporting,  they have established internal controls and procedures,  which they believe are adequate to provide reasonable assurance that WHX  Corporation's  assets are protected from loss. These internal controls are  reviewed  by WHX  Corporation's  internal  auditors  in  order  to  monitor compliance  and by our  independent  accountants to support their audit work. In addition,  our Board's Audit  Committee,  which is composed  entirely of outside
directors,   meets  regularly  with  management,   internal   auditors  and  the
independent  accountants to review  accounting,  auditing and financial matters.
This committee and the independent  accountants  have free access to each other, with or without management being present.

         There  were  no  significant  changes  in  WHX  Corporation's  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of the PEO's and CFO's most recent evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

      3.4   Certificate of Amendment to Certificate of Incorporation  filed with the Delaware  Secretary of State on January 23, 1997 -  Incorporated
            herein by reference  to Exhibit 99.2 to the Form 8-K filed  November
            11, 1999.

      3.5   Certificate of Amendment to Certificate of Incorporation  filed with the Delaware Secretary of State on August 22, 2002.

      3.6   Amended and Restated  By-Laws of the Company -  Incorporated  herein by  reference  to Exhibit  99.2 to the Form 8-K filed  November  11,
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

     10.6   Amendment No. 1 to Management  Agreement dated as of January 1, 1993 between the Company and WPN Corp.-- Incorporated herein by reference to Exhibit 10.8 to the  Company's  Form S-2  Registration  Statement
            filed February 23, 1993 (the  "February  Form S-2").  10.7 Amendment
            No. 2 to Management Agreement dated as of April 11, 1994 between the
            Company and WPN Corp.--  Incorporated herein by reference to Exhibit
            10.9 to the 1994 Form 10-K.

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

    10.18   Agreement  dated as of April 17, 1998 by and between the Company and
            Robert D. LeBlanc. Incorporated herein by reference to Exhibit 10.17 to the 1998 Form 10-K.

    10.19   Settlement and Release  Agreement,  dated as of May 25, 2001, by and among Wheeling- Pittsburgh Steel Corporation and Wheeling-Pittsburgh
            Corporation, WHX Corporation and certain affiliates of WPSC, WPC and
            WHX as  specified  on the  signature  pages  thereto -  Incorporated herein by  reference  to Exhibit  99.1 to the Form 8-K filed May 30,
            2001.

*    10.21  Stock  Redemption  Agreement  dated as of  November  16, 2001 by and among WHX Entertainment Corp., Sportsystems Corporation and Wheeling
            Downs Racing Association, Inc.

*    10.22  Stock  Purchase  Agreement  dated as of June 24, 2002 by and between
            Worthington Industries, Inc. and WHX Corporation.

      21.1  Subsidiaries  of  Registrant -  Incorporated  herein by reference to
            Exhibit 21.1 to the 1999 Form 10-K.

     *23.1  Consent of PricewaterhouseCoopers LLP

      99.1  Certification of Principal Executive Officer

      99.2  Certification of Principal Financial Officer

(b) Financial Statements:

          1.   Audited Financial Statements of WHX Corporation (Parent Only).

          2.   Audited Financial Statements of  Wheeling-Pittsburgh  Corporation
               and Subsidiaries.

(c) Reports on Form 8-K Filed:

          October 9, 2002
          November 8, 2002

          * - filed herewith.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has signed this report by the  undersigned, thereunto  duly  authorized in the City of New York,  State of New York on April
14, 2003.

WHX CORPORATION

By    /s/ Neil D. Arnold                         Date        April 14, 2003
      ----------------------------------
      Neil D. Arnold, Vice Chairman

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

By              /s/ Robert K. Hynes                                         April 14, 2003
   -------------------------------------------------------------            -------------------------------------
   Robert K. Hynes, Chief Financial Officer                                 Date
   (Principal Accounting Officer)

By              /s/ Ronald LaBow                                            April 14, 2003
   -------------------------------------------------------------            -------------------------------------
   Ronald LaBow, Chairman of the Board                                      Date

By              /s/ Neil D. Arnold                                          April 14, 2003
   -------------------------------------------------------------            -------------------------------------
   Neil D. Arnold, Vice Chairman                                            Date

By              /s/ Robert A. Davidow                                       April 14, 2003
   -------------------------------------------------------------            -------------------------------------
   Robert A. Davidow, Director                                              Date

By              /s/ William Goldsmith                                       April 14, 2003
   -------------------------------------------------------------            -------------------------------------
   William Goldsmith, Director                                              Date

By              /s/ Louis Klein Jr.                                         April 14, 2003
   -------------------------------------------------------------            -------------------------------------
   Louis Klein Jr., Director                                                Date

By              /s/ Howard Mileaf                                           April 14, 2003
   -------------------------------------------------------------            -------------------------------------
   Howard Mileaf, Director                                                  Date

By              /s/ Marvin L. Olshan                                        April 14, 2003
   -------------------------------------------------------------            -------------------------------------
   Marvin L. Olshan, Director                                               Date

By              /s/ Garen W. Smith                                          April 14, 2003
   -------------------------------------------------------------            -------------------------------------
   Garen W. Smith, Director                                                 Date

By              /s/ Raymond S. Troubh                                       April 14, 2003
   -------------------------------------------------------------            -------------------------------------
   Raymond S. Troubh, Director                                              Date

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

I, Neil D. Arnold, certify that:

1.   I have reviewed this annual report on Form 10-K of WHX Corporation;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and  procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)   presented  in  this  annual  report  our  conclusions  about  the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date.

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual report whether there were significant  changes in internal  controls or in other  factors  that could  significantly  affect  internal  controls subsequent  to the  date  of our  most  recent  evaluation,  including  any corrective  actions with regard to  significant  deficiencies  and material weaknesses.

                                                /s/ Neil D. Arnold
                                                ---------------------------
                                                Neil D. Arnold
                                                Vice Chairman
                                                April 14, 2003

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.ss.1350)

I, Robert K. Hynes, certify that:

1.      I have reviewed this annual report on Form 10-K of WHX Corporation;

2.      Based on my  knowledge,  this annual  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such  statements  were made, not  misleading  with respect to the period covered by this annual report;

3.      Based on my knowledge,  the financial  statements,  and other  financial information  included  in this  annual  report,  fairly  present  in all material  respects the financial  condition,  results of operations  and cash flows of the  registrant  as of, and for, the periods  presented in this annual report;

4.      The  registrant's  other  certifying  officers and I are responsible for establishing  and  maintaining  disclosure  controls and  procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant and
        I have:

                    a)   designed  such  disclosure  controls and  procedures to
                         ensure  that  material   information  relating  to  the
                         registrant, including its consolidated subsidiaries, is
                         made  known  to us by  others  within  those  entities,
                         particularly  during the  period in which  this  annual
                         report is being prepared;

                    b)   evaluated  the   effectiveness   of  the   registrant's
                         disclosure  controls and procedures as of a date within
                         90 days prior to the filing date of this annual  report
                         (the "Evaluation Date"); and

                    c)   presented in this annual report our  conclusions  about
                         the  effectiveness  of  the  disclosure   controls  and
                         procedures based on our evaluation as of the Evaluation
                         Date.

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

6.      The registrant's other certifying  officers and I have indicated in this annual  report  whether  there  were  significant  changes  in  internal controls or in other factors that could  significantly  affect  internal controls subsequent to the date of our most recent evaluation, including any  corrective  actions  with regard to  significant  deficiencies  and material weaknesses.

                                         /s/ Robert K. Hynes
                                         -------------------------------
                                         Robert K. Hynes
                                         Chief Financial Officer
                                         April 14, 2003

        Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and
Stockholders of WHX Corporation

Our audits of the consolidated  financial  statements  referred to in our report dated April 11, 2003 appearing in the WHX Corporation 2002 Annual Report on Form
10 K (which report and consolidated  financial statements are included in Item 8 of this Form 10 K) also included an audit of the financial statement schedule of the Condensed Financial Statements of the registrant listed in Item 14(b) (1) of this Form 10 K. In our  opinion,  this  financial  statement  schedule  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
April 11, 2003

WHX CORPORATION (PARENT ONLY)

CONSOLIDATED STATEMENT OF OPERATIONS
                                                                 Year ended December 31,
                                                         ---------------------------------------
                                                            2002          2001            2000
                                                         ---------      ---------      ---------
                                                                      (in thousands)
Cost and expenses:
Precious metals - LIFO liquidation                       $    --        $     503      $   3,075
Precious metals - lower of cost or market reserve             --            2,664           --
Depreciation                                                 1,072          1,072          1,072
Management fee income - continuing operations                 (750)          (750)        (2,833)
Management fee income - discontinued operations               (146)          (250)          (250)
Pension expense                                              7,446          4,461          2,584
Pension charge - WPC Group                                    --             --           (2,584)
Administrative and general expense                           9,781         11,930          8,414
                                                         ---------      ---------      ---------
       Subtotal - expenses                                  17,403         19,630          9,478
                                                         ---------      ---------      ---------

Interest expense                                            16,976         30,468         31,251
Gain on sale of interest in Wheeling Downs                    --           88,517           --
Gain on sale of discontinued operations - net of tax        11,861           --             --
Equity in earnings of discontinued operations               10,601          5,416          7,821
Equity in earnings of subsidiaries                         (87,978)           653       (167,948)
Gain on early retirement of debt                            42,491         19,011           --
Other income (expense) - net                                 3,293          5,358        (10,256)
                                                         ---------      ---------      ---------
Income (loss) before taxes                                 (54,111)        68,857       (211,112)
Tax provision (benefit)                                    (20,577)       (32,264)       (30,067)
                                                         ---------      ---------      ---------
Net income (loss)                                          (33,534)       101,121       (181,045)
Dividend requirement for preferred stock                    19,224         19,329         20,607
                                                         ---------      ---------      ---------
Net income (loss) applicable to common stock             $ (52,758)     $  81,792      $(201,652)
                                                         =========      =========      =========

    SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
CONSOLIDATED BALANCE SHEETS                                                   Year ended December 31,
                                                                            ------------------------
                                                                                2002           2001
                                                                            ---------      ---------
                                                                                  (in thousands)
                                 ASSETS
Current assets:
Cash and cash equivalents                                                   $   1,643      $     997
Short term investments                                                        205,275        244,883
Receivables                                                                       659            387
Inventories                                                                    21,999         21,999
Due from Unimast - current                                                      3,204          2,000
Other current assets                                                            2,873          1,074
                                                                            ---------      ---------
    Total current assets                                                      235,653        271,340

Investment in and advances to subsidiaries - net                              193,103        262,565
Investment in and advances to Unimast                                            --           57,543
Plant and equipment, at cost less
   accumulated depreciation and amortization                                    7,302          8,361
Intangibles                                                                    40,270           --
Prepaid pension asset                                                          25,848         33,294
Deferred charges and other assets                                               5,172          8,776
Due from Unimast                                                                 --            3,204
Deferred income taxes                                                          31,449          4,614
                                                                            ---------      ---------
                                                                            $ 538,797      $ 649,697
                                                                            =========      =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses                                                            $   5,637      $   5,579
Short-term debt                                                               107,858        110,946
Deferred income taxes - current                                                 7,209          7,209
                                                                            ---------      ---------
    Total current liabilities                                                 120,704        123,734
Long-term debt                                                                110,504        245,059
Additional minimum pension liability                                           93,728           --
                                                                            ---------      ---------
                                                                              324,936        368,793
                                                                            ---------      ---------
Stockholders' Equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,253 and 5,571 shares                         552            557
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 5,406 and 5,357 shares                          54             54
Accumulated other comprehensive income (loss)                                 (35,775)        (2,268)
Additional paid-in capital                                                    556,009        556,006
Accumulated earnings  (deficit)                                              (306,979)      (273,445)
                                                                            ---------      ---------
                                                                              213,861        280,904
                                                                            ---------      ---------
                                                                            $ 538,797      $ 649,697
                                                                            =========      =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
CONSOLIDATED STATEMENT OF CASH FLOWS                                           Year ended December 31,
                                                                     ---------------------------------------
                                                                        2002          2001            2000
                                                                     ---------      ---------      ---------
                                                                                   (in thousands)

Cash Flows From Operating Activities

   Net income (loss)                                                 $ (33,534)     $ 101,121      $(181,045)
   Non cash income and expenses
          Depreciation and amortization                                  2,724          4,174          2,582
           Income taxes                                                 (9,901)       (26,324)       (18,698)
          Equity in (earnings)/loss of subsidiaries - continuing        87,778           (653)       167,948
          Equity in earnings of subsidiaries - discontinued            (10,601)        (4,833)        (7,325)
          Gain on sale of discontinued operations                      (18,747)          --             --
          Gain on sale of interest in Wheeling-Downs                      --          (88,517)          --
          Pension expense                                                7,446          4,460          2,581
          Gain on early retirement of debt                             (42,491)       (19,011)          --
Decrease/(increase) in working capital elements
          Receivables - including affiliated companies                 (12,131)         2,245        (20,965)
          Receivables - Unimast                                          8,534          5,941          6,665
          Inventories                                                     --           22,992         47,453
          Other current assets                                          (1,799)           153           (286)
          Other current liabilities                                     (2,703)        22,449        (13,651)
          Short term investments -  trading                             39,608       (175,565)       590,037
          Investment account borrowings                                 (3,089)       110,946       (495,542)
Other items (net)                                                       (3,943)        (6,521)       (23,505)
                                                                     ---------      ---------      ---------

Net cash (used)/provided by operating activities                         7,151        (46,943)        56,249
                                                                     ---------      ---------      ---------

Cash Flows from Investing Activities
          Note receivable  - WPC                                          --          (30,453)          --
          Release of restricted cash - DIP                                --           33,000           --
          Receipts from/(advances to) WPC                                1,250         (8,369)          --
          Purchase of fixed asset                                          (12)          --             --
          Settlement of Intercompany balances - WPC                       --          (32,000)          --
          Dividend from affiliated companies                              --            2,800           --
          Guarantee of DIP Term Note                                      --             --          (33,000)
          Proceeds from sale of discontinued operations                 84,869           --             --
          Proceeds from sale of interest in Wheeling-Downs                --          105,000           --
          Contribution to Handy & Harman                            (5,000)        (6,300)          --
          Loan to Unimast                                                 --          (48,381)          --
          Unimast loan repayment                                          --           48,381           --
                                                                     ---------      ---------      ---------

Net cash provided/(used) by investing activities                        81,107         63,678        (33,000)
                                                                     ---------      ---------      ---------

Cash flows from financing activities
          Cash paid on extinguishment of debt                          (87,612)       (15,906)          --
          Preferred stock dividends                                       --             --          (15,456)
          Consent solicitation fees                                       --             --           (8,538)
                                                                     ---------      ---------      ---------

Net cash used by financing activities                                  (87,612)       (15,906)       (23,994)
                                                                     ---------      ---------      ---------

Increase/(Decrease) in cash and cash equivalents                           646            829           (745)

Cash and cash equivalents at beginning of period                           997            168            913
                                                                     ---------      ---------      ---------

Cash and cash equivalents at end of period                           $   1,643      $     997      $     168
                                                                     =========      =========      =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

                  NOTES TO WHX PARENT ONLY FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

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

        The WHX parent company  consists of WHX, WHX Aviation,  WHX Metals,  WHX
Entertainment,  and  Wheeling-Pittsburgh  Capital Corporation.  WHX is a holding company that has been  structured to invest in and/or acquire a diverse group of businesses on a  decentralized  basis.  Its  subsidiary  companies  are: Handy &
Harman ("H&H"),  a diversified  manufacturing  company whose strategic  business segments  encompass  specialty  wire  &  tubing,  precious  metals  plating  and fabrication,  and  engineered  materials;  and  Pittsburgh-Canfield  Corporation
("PCC"), a manufacturer of  electrogalvanized  products used in the construction and appliance industries.  WHX's other business consists of  Wheeling-Pittsburgh
Corporation  ("WPC") and its subsidiaries  including  Wheeling-Pittsburgh  Steel
Corporation ("WPSC" and together with WPC and its other  subsidiaries,  the "WPC
Group"),  a vertically  integrated  manufacturer  of value-added and flat rolled steel products.  WHX, together with all of its subsidiaries shall be referred to herein as the "Company."

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
2002.

NOTE 2 - DISCONTINUED OPERATIONS

        On July 31,  2002,  the Company  sold the stock of  Unimast,  its wholly owned  subsidiary,  to Worthington  Industries,  Inc. for $95.0 million in cash.
Under the terms of the agreement,  the buyer assumed certain debt of Unimast. In the  third  quarter,  the  Company  recognized  a  pre-tax  gain on the  sale of approximately  $18.6  million.  The  gain  on  sale  is  net of  closing  costs, transaction fees, employee related payments,  and other costs and expenses.  Net cash  proceeds  from the sale,  after  escrow of $2.5  million,  closing  costs, transaction fees,  employee related payments,  and other costs and expenses were
approximately  $85.0  million.   The  Company  has  applied  these  proceeds  in
accordance  with the terms of the  Indenture  for the  Company's 10 1/2 % Senior
Notes.

        As a result  of the sale,  the  Parent  Only  Financial  Statements  and related Notes for the periods presented herein reflect Unimast as a discontinued
operation.

        Included in the WHX Corporation (Parent Only) Balance Sheet for 2002 and
2001 is $3.2 million and $5.2 million,  respectively  of notes  receivable  from
Unimast due to WHX. These amounts earn interest at a variable rate and mature in
March 2003.  Interest remitted by Unimast to WHX amounted to $130,000,  $463,000 and $603,000 for 2002, 2001 and 2000, respectively. Principal payments amounting to $2.0  million,  $2.0 million and $1.0 million were remitted by Unimast to WHX in 2002, 2001 and 2000, respectively.

        WHX received  management  fees from  Unimast of  $146,000,  $250,000 and
$250,000 in 2002, 2001, and 2000, respectively.

NOTE 3 - WPC GROUP BANKRUPTCY AND RELATED CONTINGENCIES

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
a maximum  aggregate  amount of up to $175  million.  On November 15, 2002,  the
Bankruptcy  Court approved a motion to amend the DIP Credit  Agreement to reduce
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

        WPC borrowings  outstanding  under the DIP Credit Facility for revolving loans totaled  $135.5  million and $127.2  million at December 31, 2002 and 2001 respectively. Term loans under the DIP Credit Facility totaled $35.2 million and
$34.4  million at  December  31, 2002 and 2001  respectively.  Letters of credit outstanding  under the facility  totaled  $2.8 million at December 31, 2002.  At
December  31, 2002,  net  availability  under the DIP Credit  Facility was $25.7 million.  The DIP Credit  Facility  currently  expires on the earlier of May 17,
2003 or the completion of a Plan of Reorganization.

        At  January  1,  2000,  $136.8  million  of  the  Company's  net  equity represented its investment in the WPC Group. In addition to this investment, WHX owns a $32.0 million participation interest in the Term Loan discussed above and holds other claims against WPC and WPSC totaling approximately $7.4 million. The recognition  of the WPC  Group's net loss of $176.6  million,  in the year 2000, eliminated the investment's  carrying value of $136.8 million. In November 2000,
WHX recorded a liability  of $39.8  million  representing  the excess of the WPC
Group's loss over the carrying amount of the investment.

        During the period  November 17, 2000 through  December 31, 2002, the WPC
Group incurred cumulative net losses of $271.4 million. Pursuant to the terms to the amended Plan of Reorganization,  WHX has conditionally  agreed to contribute
$20.0  million  to  the  WPC  Group  (see  discussion  below  pertaining  to WHX
Contributions).  As a result of the Company's probable  obligation to fund $20.0 million to WPC Group, the Company has recorded a $20 million charge as Equity in loss of WPC in the accompanying Consolidated Statement of Operations.

        A Settlement and Release Agreement ("Settlement Agreement") by and among
WPSC, WPC, WHX, and certain  affiliates of WPSC, WPC and WHX,  received approval of the United States  Bankruptcy Court for the Northern  District of Ohio on May
24,  2001,  was entered into on May 25,  2001,  and became  effective on May 29,
2001.

        The Settlement  Agreement provided,  in part, for (1) the payment by WHX to WPC of $32 million;  (2) the  exchange of releases  between the WPC Group and the WHX Group;  (3) the  acquisition by WHX or its designee of certain assets of
Pittsburgh-Canfield  Corporation  ("PCC"),  plus the assumption of certain trade
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
repurchase option expired unexercised on June 29, 2002.

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
consisted of financing  terms) during the period from the Order through  January
31, 2002, (2) if certain conditions are met, an additional $2 million of secured loans (for an aggregate of $7 million) and the  maintenance  of the $5.0 million of liquidity support referred to above,  during the period from February 1, 2002 through  March  31,  2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution to a new WPSC defined benefit pension plan contingent  upon,  among other things,  a confirmed  WPSC Plan of  Reorganization  (item 3 has since been superceded by the WHX Contributions described below). Through December 31, 2002,
WHX had advanced  $5.0 million of the loans and up to $5.5 million of financing.
At December 31, 2002, the outstanding balance of these secured advances was $5.0 million plus interest of $0.3 million and $2.1 million, respectively.

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

        In January 2002, WPSC finalized a financial  support plan which included a $5.0 million loan from the State of West  Virginia,  a $7.0 million loan and a
$0.2 million  grant from the State of Ohio, a $10.0  million  advance by the WHX
Group for future steel  purchases (all of which were  delivered  before June 30,
2002) and  additional  wage and salary  deferrals  from WPSC union and  salaried employees.  At December 31, 2002, the balance outstanding with the State of West
Virginia was $5.0 million, and $7.0 million with the State of Ohio.

        On  September  23,  2002,  WPC  announced  that the Royal Bank of Canada
("RBC") had filed on its behalf an  application  with the  Emergency  Steel Loan
Guarantee  Board  ("ESLGB")  for a  $250  million  federal  loan  guarantee.  An affiliate of RBC has agreed to underwrite  the loan if the guarantee is granted.
On February 28, 2003, the ESLGB initially rejected the application. WPC and RBC, however,  amended and  supplemented  the  application  and it was  conditionally approved  on March 26,  2003.  The  approval  of the  guaranty is subject to the satisfaction of various conditions on or before June 30, 2003 including, without limitation,  resolution  of the  treatment  of the  WHX  Pension  Plan  that  is acceptable to and approved by the PBGC, confirmation of a plan of reorganization for the WPC Group,  and the execution of definitive  agreements  satisfactory in form and substance to the ESLGB.

        The amended RBC  application  contained a business  plan that  assumed a confirmed Chapter 11 plan of  reorganization  ("POR") for the WPC Group. As part of the POR, the Company has agreed  conditionally to make certain  contributions
(the  "WHX   Contributions")   to  the  reorganized   company.   Under  the  WHX
contributions,  The Company  would  forgo  repayment  of its claims  against the debtors of approximately $39 million and, additionally,  would contribute to the reorganized  company $20 million of cash,  for which the Company would receive a note in the amount of $10 million.  The WHX Contributions  would be subject to a number  of  conditions  including,  without  limitation,  that  (1)  the  POR be satisfactory  to the Company in its sole and  absolute  discretion,  and (2) the
Company's   dispute  with  the  PBGC,   described  below,  be  resolved  to  the
satisfaction of the Company in its sole and absolute discretion.  As a result of the Company's probable  obligation to fund $20.0 million to WPC, the Company has recorded  a $20.0  million  charge as Equity in loss of WPC in the  accompanying
Consolidated Statement of Operations.

            On March 6, 2003, the Pension Benefit Guaranty  Corporation ("PBGC")
issued its Notice of Determination  ("Notice") and filed a Summons and Complaint
("Complaint")  in United States District Court for the Southern  District of New
York seeking the  involuntary  termination of the WHX Pension Plan ("WHX Plan").
The PBGC stated in its Notice  that it took this  action  because of its concern that  "PBGC's  possible  long-run  loss with respect to the WHX Pension Plan may reasonably  be  expected  to  increase  unreasonably  if  the  WHX  Plan  is not terminated." WHX filed an answer to this complaint on March 25, 2003, contesting the PBGC's action. The PBGC's action to terminate the WHX Pension Plan was taken following  the  initial  rejection  on  February  28, 2003 by the ESLGB of RBC's application for a $250 million federal loan guaranty.  As discussed  above,  the
ESLGB subsequently  conditionally  approved the loan. The PBGC has been notified of the  subsequent  loan  guaranty  conditional  approval on March 26, 2003.  As described above,  obtaining an acceptable resolution of the treatment of the WHX
Pension Plan is a condition to the loan guaranty. If an acceptable resolution is not obtained on or before June 30, 2003,  then a condition to the loan  guaranty will not have been satisfied. If the loan guaranty is not granted it is unlikely that the present  Plan of  Reorganization,  filed with the  Bankruptcy  Court on
December  29,  2002,  will be  confirmed.  Furthermore,  it is doubtful  that an alternative  plan could be confirmed in a reasonable  time frame  (although  WPC management  has  indicated  that it would  attempt to pursue  such an  alternate plan).  In either  case  there can be no  assurance  as to the future of the WPC
Group.  In a press  release,  the PBGC  contends  that the WHX Pension  Plan has roughly  $300  million  in assets to cover  more than $443  million  in  benefit liabilities  resulting  in a funding  shortfall  of  approximately  $143 million
(without accounting for plant shutdown benefits). Furthermore, in a press lease, the PBGC  contends  that plant  shutdown  liabilities,  could be as much as $378 million.  WHX disputes the PBGC's calculation of liabilities and shutdown claims since the actual amount of these liabilities may be substantially less, based on alternative actuarial assumptions. However, there can be no assurance that WHX's assertions  will be accepted.  If the PBGC's  action is  successful  and the WHX
Pension  Plan is  terminated,  WHX expects that it will be subject to a claim by the PBGC of at least $143  million.  WHX  intends to  vigorously  defend  itself against such claims,  but there can be no assurance that WHX would  prevail.  If the WHX Pension  Plan were  terminated,  WHX  believes  it is unlikely  that the present  Plan of  Reorganization,  filed  with  the  Bankruptcy  Court  filed on
December  29,  2002,  will be  confirmed.  Furthermore,  it is doubtful  that an alternative  plan could be confirmed in a reasonable  time frame  (although  WPC management  has  indicated  that it would  attempt to pursue  such an  alternate plan).  In either  case  there can be no  assurance  as to the future of the WPC
Group.  If a cessation of operations of the WPC Group or termination of the Plan were to occur,  the  consequential  cash funding  obligations to the WHX Pension
Plan would have a material adverse impact on the liquidity,  financial  position and capital resources of WHX.

        Management of the Company  cannot at this time  determine with certainty the ultimate  outcome of the Chapter 11  proceedings or the related PBGC action;
however it is possible that the following  outcomes  could result,  whether upon the  confirmation  of the Plan of  Reorganization  as  submitted or as it may be amended or modified, or otherwise:

          a)   The WPC Group could reorganize, and its creditors could receive a portion  of their  claims in cash or in stock of WPC or WPSC.  In such a  case,  the WHX  Group  would  have  little  or no  future ownership  in or  involvement  with the WPC  Group  (except  as a creditor) and the WHX Group's  future cash  obligations  to or on behalf of thw WPC Group  would be minimal to none (other than the
               WHX Contributions, referred to above).

          b)   The PGBC  could  prevail  in its  actions  to  terminate  the WHX
               Pension  Plan,  which  could  result  in a  partial  or  complete liquidation of the WPC Group. If such  liquidation were to occur,
               WHX could be responsible for significant early retirement pension benefits.  In such a case,  the PBGC would likely seek to enforce claims for  shutdown  liabilities  against WHX in addition to the
               $143 million claims for accumulated benefit liabilities  referred to above.  The PBGC asserts that shutdown  claims  arising from a complete  liquidation  of the WPC  Group  would  result in claims against WHX as much as $378 million. A shutdown of only a portion of the WPC Group's facilities would generate shutdown liabilities in a lower amount.  WHX disputes the PGBC's assertion with regard to each of their claims. If the PGBC were to prevail against WHX, the PGBC  could  file a claim in an amount  from $143  million to
               $521 million, which WHX would be unable to fund.

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
WHX's contingent obligation is limited to 25% of the Accumulated Post-Retirement
Benefit  Obligation  with  respect to the WPC  Group's  employees  and  retirees represented  by the USWA.  WPSC's  total OPEB  Obligation  at January 1, 2003 is estimated to be $314.1  million.  WHX has estimated  that  approximately  85% of employees and retirees  entitled to such OPEB Obligations are represented by the
USWA.

        WHX's  liability  for  OPEB  Obligations  exists  only  so long as (1) a majority  of the  directors  of WPSC or WPC are  affiliated  with  WHX;  (2) WHX controls the Board of Directors of WPSC or WPC through  appointment  or election of a majority of such directors;  or (3) WHX,  through other means,  exercises a level  of  control  normally  associated  with (1) or (2)  above.  If the POR is confirmed,  the Company  believes that its  liability  for the OPEB  Obligations would be eliminated.

NOTE 4 - SHORT TERM INVESTMENTS

The composition of the Company's short-term inversments are as follows:

                                            Year Ended December 31,
                                           ---------------------
                                             2002         2001
                                           --------     --------
                                              (in thousands)

Trading Securities:
          U.S. Treasury securities         $200,625     $130,235
          Reverse Repurchase Agreement         --        105,000
          Equities                            4,650        9,540
          Other                                --            108
                                           --------     --------
                                           $205,275     $244,883
                                           ========     ========

             These  investments are subject to price volatility  associated with any interest-bearing  instrument.  Fluctuations in general interest rates affect the value of these investments.

              Net unrealized holding gains and losses on trading securities held at period end and included in other income for 2002 and 2001 were a loss of $4.9 million and $12.3 million,  respectively. At December 2002 and 2001, the Company
had  short-term   margin  borrowings  of  $107.9  million  and  $110.9  million, respectively related to the short-term investments.

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

               During the year ended  December  31,  2002 and 2001,  the Company
used  short-term   borrowings  in  connection  with  its  short-term   investing
activities. At December 31 2002 and 2001 WHX had short-term borrowings of $107.9 million  and  $110.9  million,  respectively  in  support  of  WHX's  short-term investments

NOTE 5 - INVENTORIES

                     Year Ended  December 31
                    ----------------------
                      2002          2001
                    --------      --------
                      (Dollars in Thousands)

Precious metals     $ 23,046      $ 21,842
LIFO reserve          (1,047)          157
                    --------      --------
                    $ 21,999      $ 21,999
                    ========      ========

        Inventories  consist of gold and silver,  which are currently  leased to
Handy  &  Harman.  (See  Note  8 to  the  Notes  of the  Parent  Only  Financial
Statements). Inventory consisted of 9,117 ounces of gold and 4,155,000 ounces of silver at December 31, 2002 and 2001.

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

Supplemental inventory information:

                                           Year Ended December 31
                                        ---------------------------
                                           2002            2001
                                        -----------     -----------
                                       (in thousands, except per ounce)

Precious metals stated at LIFO cost     $    21,999     $    21,999
Market value per ounce:
   Silver                               $     4.790     $     4.650
   Gold                                 $    344.80     $    276.50

NOTE 6 - INVESTMENT IN AND ADVANCES TO SUBSIDIARIES - NET

The following table details the investments in associated  companies,  accounted for under the equity method of accounting.

                                                      Year Ended December 31,
                                                     ------------------------
                                                       2002            2001
                                                     ---------      ---------
                                                          (in thousands)

Investment in:

Handy & Harman                                   $ 206,117      $ 270,297
PCC                                                      3,244            747
                                                     ---------      ---------
                                                       209,361        271,044
                                                     ---------      ---------

Advances to/(Due to):

Handy & Harman                                       1,175          1,310
PCC                                                      3,822         (9,789)
                                                     ---------      ---------
                                                         4,997         (8,479)
                                                     ---------      ---------

WPC Group - DIP Agreement                               31,959         31,005
WPC Group - Other                                        7,453          8,369
                                                     ---------      ---------
                                                        39,412         39,374
                                                     ---------      ---------

Loss in excess of investment in WPC Group              (60,667)       (39,374)
                                                     ---------      ---------

Investment in and advances to subsidiaries - net     $ 193,103      $ 262,565
                                                     =========      =========

        The Handy & Harman loan agreement contains  provisions  restricting cash payments to WHX. The  agreement  allows the payment of management  fees,  income taxes  pursuant  to tax  sharing  agreements,  and certain  other  expenses.  In addition  dividends may be paid under certain  conditions.  At December 31, 2002 the net assets of H&H amounted to $206.1 million,  of which  approximately  $1.0 million was not restricted as to the payment of dividends to WHX.

NOTE 7 - LONG-TERM DEBT

                                      Year Ended December 31
                                      ------------------------
                                        2002            2001
                                      --------        --------
(IN THOUSANDS)

Senior Notes due 2005, 10 1/2%        $110,504        $245,059
                                      ========        ========

        The fair  value of  long-term  debt at  December  31,  2002 and 2001 was
$87,851 and $120,079,  respectively.  Fair value of long-term  debt is estimated based on trading in the public market.

A summary of the financial agreement at December 31, 2002 follows:

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

        During 2001, the Company  purchased and retired $36.4 million  aggregate principal  amount of the Notes in the open market  resulting  in a gain of $19.0 million.

        During 2002, the Company  purchased and retired $134.6 million aggregate principal amount of Senior Notes in the open market resulting in a gain of $42.5 million.

        During the period January 1, 2003 through  January 31, 2003, the Company purchased and retired $5.7 million aggregate principal amount of Senior Notes in the open market for $4.5 million

        On  October  4, 2000,  WHX  successfully  completed  a  solicitation  of consents  from  holders  of the  Notes  to amend  certain  covenants  and  other provisions of the Indenture.  The  amendments are set forth in the  Supplemental
Indenture and provide,  among other things,  for amendments to certain covenants which  restrict  the  Company's  ability  to  make  restricted  payments,  incur additional  indebtedness,  make permitted  investments or utilize  proceeds from asset sales. The Supplemental  Indenture also prohibits the payment of dividends on the Company's  preferred  stock until October 1, 2002, and thereafter only in the event such payments  satisfy certain  conditions set forth in the Indenture, as amended by the Supplemental Indenture.  Such conditions were not satisfied as of December 31, 2002. In addition,  the  amendments  remove as events of default under the Indenture those relating to defaults under any mortgage,  indenture or instrument by, judgments against and bankruptcy,  insolvency and related filings and  other  events  of  WPC,  or any of its  direct  or  indirect  subsidiaries.
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

        As discussed in Note 2, on March 7, 2003,  the PBGC published its Notice and filed a  Complaint  in the United  States  District  Court for the  Southern
District of New York seeking to terminate the WHX Corporation Pension Plan ("WHX
Plan").  On March 11, 2003 H&H  informed its lenders that the PBGC action may be an occurrence that would preclude H&H from making certain representations to the lenders (as required by the  Facilities) in connection  with future  borrowings.
H&H has elected not to borrow any additional  funds against the Facilities until such time as the PBGC action is resolved. H&H believes that it has adequate cash on hand,  or  available  from WHX should the need arise,  to meet its  operating needs for the next  twelve  months.  If the PBGC  action  is upheld  and the WHX
Pension  Plan is  terminated,  such  termination  would  constitute  an event of default under the Facilities.  If H&H is unable to cure the default or obtain an amendment to the  Facilities,  it could lead to a cancellation of the Facilities and an  acceleration  of the  outstanding  borrowings.  If the  lenders  were to accelerate the obligations under the Facilities it would have a material adverse effect upon the liquidity,  financial  position and capital resources of H&H. In addition the  acceleration of the H&H  obligations  would be an event of default under WHX's 10 1/2% Senior  Notes.  Upon the  occurrence of an event of default, the trustee or the holders of 25% in  principal  amount of the then  outstanding notes could  accelerate the 10 1/2% Senior Notes.  Any such  acceleration  would have a material  adverse  effect  upon the  liquidity,  financial  position  and capital resources of WHX.

Interest Cost

Aggregate  interest costs on debt during the three years ended December 31 is as follows:

                          2002           2001          2000
                        -------        -------        -------
                                     (in thousands)

Interest expense        $16,315        $30,468        $31,251
                        =======        =======        =======
Interest paid           $18,236        $27,644        $29,556
                        =======        =======        =======

NOTE 8 - STOCKHOLDERS' EQUITY

        The  authorized  capital stock of WHX consists of  60,000,000  shares of
Common Stock,  $.01 par value, of which 5,405,856  shares were outstanding as of
December 31, 2002, and 10,000,000  shares of Preferred Stock, $.10 par value, of which  2,573,926  shares of Series A Convertible  Preferred  Stock and 2,949,000
shares of Series B Convertible  Preferred Stock were  outstanding as of December
31, 2002.

SERIES A CONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED STOCK

        In  July  1993,  the  Company  issued   3,000,000  shares  of  Series  A
Convertible  Preferred  Stock for net  proceeds of $145  million.  On October 4,
2000,  pursuant to a solicitation of consents from holders of its 10 1/2% Senior
Notes,  certain covenants and other provisions of the indebtedness were amended.
The Supplemental  Indenture prohibited the payment of dividends on the Company's preferred  stock until October 1, 2002, at the earliest,  and thereafter only in the  event  that the  Company  satisfies  certain  conditions  set  forth in the
Indenture,  as amended by the Supplemental  Indenture.  Such conditions were not satisfied  as of  December  31,  2002.  Dividends  on the shares of the Series A
Convertible  Preferred Stock are cumulative and are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year,  in an amount equal to
$3.25 per share per annum.

        Each share of the Series A Convertible Preferred Stock is convertible at the option of the holder  thereof at any time into shares of Common Stock of the
Company,  par value $.01 per share,  at a  conversion  rate of 1.0562  shares of
Common Stock for each share of Series A Convertible  Preferred Stock, subject to adjustment under certain conditions.

        The Series A Convertible  Preferred Stock is redeemable at the option of the Company,  in whole or in part, for cash,  initially at $52.275 per share and thereafter  at prices  declining  ratably  to $50 per share on and after July 1,
2003, plus in each case accrued and unpaid dividends to the redemption date. The
Series A  Convertible  Preferred  Stock is not  entitled  to the  benefit of any sinking fund. During 2002 and 2001, 40,300 and 293,599 shares  respectively were converted into Common Stock. There were no conversions in 2000.

        The Company issued  3,500,000  shares of Series B Convertible  Preferred
Stock in September 1994 for net proceeds of $169.8 million.  On October 4, 2000, pursuant to a solicitation of consents from holders of its 10 1/2% Senior Notes, certain  covenants and other  provisions of the indebtedness  were amended.  The
Supplemental  Indenture  prohibited  the payment of dividends  on the  Company's preferred  stock until October 1, 2002,  and  thereafter  only in the event such payments  satisfy certain  conditions set forth in the Indenture,  as amended by the  Supplemental  Indenture.  Such conditions were not satisfied as of December
31, 2002.  Dividends on the shares of the Series B Convertible  Preferred Stock, are cumulative, and are payable quarterly in arrears on January 1, April 1, July
1 and October 1 of each year, in an amount equal to $3.75 per share per annum.

        Each share of the Series B Convertible Preferred Stock is convertible at the option of the holder  thereof at any time into shares of Common Stock of the
Company,  par value $.01 per share,  at a  conversion  rate of 0.8170  shares of
Common Stock for each share of Series B Convertible  Preferred Stock, subject to adjustment under certain conditions.

        The Series B Convertible  Preferred Stock is redeemable at the option of the Company,  in whole or in part, for cash,  initially at $52.625 per share and thereafter at prices declining  ratably to $50 per share on and after October 1,
2004, plus in each case accrued and unpaid dividends to the redemption date. The
Series B  Convertible  Preferred  Stock is not  entitled  to the  benefit of any sinking fund.  During 2002 and 2001, 7,700 and 18,400 shares,  respectively were converted into Common Stock. There were no conversions in 2000.

        In 2001 and 2000, the Company accrued undeclared dividends in arrears of
$19.3  million  and  $5.1  million,  respectively  for  Series  A and  Series  B
Convertible  Preferred  Stock.  The  undeclared  dividends  should not have been accrued  and,  accordingly,  the Company  has  restated  its  balance  sheet and statement  of  changes  in  stockholder's  equity.  For 2001 and 2000,  retained earnings has been increased by $24.4 million and $5.1 million respectively, with a  corresponding  decrease in  liabilities.  At December 31, 2002,  dividends in arrears to Series A and Series B Convertible  Preferred  Shareholders were $18.8 million and $24.9 million, respectively.  Presently, management believes that it is not  likely  that the  Company  will be able to pay  these  dividends  in the foreseeable future.

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
Approximately  67,000  shares  of  Common  Stock of WHX were held by the ESOP at
December 31, 2002.

NOTE 9 - RELATED PARTY TRANSACTIONS

        The Chairman of the Board of WHX  Corporation  is the president and sole shareholder of WPN Corp. ("WPN"). Pursuant to a management agreement as amended, and approved by a majority of the non-management  directors of the Company,  WPN provides certain financial,  management  advisory and consulting services to WHX
Corporation. Such services include, among others, identification, evaluation and negotiation  of  acquisitions,  responsibility  for  financing  matters  for WHX
Corporation  and its  subsidiaries,  review of  annual  and  quarterly  budgets, supervision and administration,  as appropriate, of all the Company's accounting and financial  functions  and review and  supervision  of reporting  obligations under  Federal and state  securities  laws. In exchange for such  services,  WPN received a monthly  fee of  $520,833 in 2002,  2001 and 2000.  The  accompanying parent only financial  statements  reflect $2.5 million of this annual amount in net  other  income/expense  as  an  offset  to  investment  income/expense.  The management  agreement  has a two-year  term and is renewable  automatically  for successive  one-year  periods,  unless  terminated by either party upon 60 days'
prior written notice of the renewal date.

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

        The WPC Group participates in the WHX defined benefit pension plan. As a result of the Settlement  Agreement,  WHX may not charge any pension  expense to the WPC Group with respect to the WHX Pension Plan through December 31, 2002. As a result,  WHX incurred non-cash pension expense of approximately  $14.0 million and $15.0 million for the WPC Group in 2002 and 2001, respectively.  (See Note 6 to the Consolidated Financial Statements).

        On  June  1,  2001,   WHX  purchased   from  Citibank  a  $30.5  million
participation  in the DIP  credit  agreement  for the WPC  Group  for  which WHX receives  interest at a rate of 13% per annum,  paid  monthly and an  additional
3.0% per annum payment in-kind.

        As a result of the October  Order,  WHX provided the WPC Group with $5.0 million in  financing in 2001.  In addition,  WHX provided up to $5.0 million in liquidity  support to the WPC Group.  At  December  31,  2001,  the  outstanding balance of these advances was $5.0 million and $3.4 million liquidity support.

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

        The parent company charged its wholly-owned  subsidiary Handy & Harman a management fee of $750,000 for 2002, 2001 and 2000. Unimast, now classified as a discontinued  operation,  was charged a management fee of $146,000  through July
31, 2002,  and $250,000 for each of the years ended  December 31, 2001 and 2000.
The WPC Group was charged a management fee of $2,083,000 for 2000.

        WHX Entertainment  received a management fee from Wheeling-Downs  Racing
Association (a 50% owned joint  venture) of  $12,899,000  and $7,740,000 in 2001 and  2000,  respectively.  In  December  2001,  WHX  Entertainment  sold its 50%
interest in Wheeling-Downs Racing Association.

        Handy & Harman is included in WHX Corporation's consolidated tax return.
The Tax Sharing Agreement with Handy & Harman specifies funding  requirements to the  parent  company  "as if"  Handy &  Harman  continued  to be an  independent corporation.  Estimated  income tax payments to the parent  company from Handy &
Harman  in 2002,  2001 and  2000  amounted  to $0;  $2,250,000;  and  $9,063,000 respectively.

        Unimast is included in WHX Corporation's  consolidated tax return, up to its sale on July 31, 2002.  The Tax Sharing  Agreement  with  Unimast  specifies funding  requirements to the parent company as pre-tax income  multiplied by the federal  statutory  rate.  To the  extent  that this cash  payment to the parent company  exceeds  or is  less  than  the  requirement  "as if"  Unimast  were an independent  corporation,  a dividend or capital contribution is recorded by the parent company.  Income tax payments to the parent company from Unimast in 2002,
2001 and 2000 amounted to $6,225,000, $3,228,000 and $4,812,000, respectively.

        Included in the parent  company only balance  sheets is  $3,204,000  and
$5,204,000 in 2002 and 2001,  respectively of notes  receivable from Unimast due to WHX.  These  amounts earn  interest at a variable rate and mature March 2003.
Interest remitted by Unimast to WHX amounted to $163,000, $463,000, and $603,000
in  2002,  2001  and  2000,   respectively.   Principal  payments  amounting  to
$2,000,000,  $2,000,000 and $1,000,000 in 2002, 2001 and 2000, respectively were remitted by Unimast to WHX.

        On July 31, 1998, Handy & Harman  transferred  97,000 ounces of gold and
13,000,000  ounces  of  silver to WHX by way of an  in-kind  dividend  having an aggregate fair value,  net of deferred tax liabilities,  of $62,750,000.  WHX in turn made an in-kind  contribution to WHX Metals Corporation,  a separate wholly owned  subsidiary of WHX. Handy & Harman will lease from WHX Metals  Corporation amounts of gold and silver as required for its operating  needs.  Handy & Harman will pay to WHX Metals  Corporation  interest  on the metal  ounces  leased.  At
December 31, 2002 and December 31, 2001, Handy & Harman was leasing 9,117 ounces of gold. At December 31, 2002 and December 31, 2001,  Handy & Harman was leasing
4,155,000  ounces of  silver.  The rates for the  leasing  of gold and silver to
Handy & Harman are 2.0% and 3.0% per annum, respectively. Metal interest charged to Handy & Harman was $661,000, $753,000 and $2,062,000 for 2002, 2001 and 2000,
respectively.

        In 2002, WHX contributed $5,000,000 to Handy & Harman.

        In 2001, WHX contributed  $3,000,000 in gold, at fair market value,  and
$3,300,000  in cash to  Handy &  Harman.  Also in 2001,  Handy &  Harman  paid a dividend to WHX of $2,800,000.

               See Note 2 to the Parent Only Financial Statements.

NOTE 10 -  OTHER INCOME

                                                     Year Ended December 31,
                                               2002             2001             2000
                                             --------         --------         --------
                                                           (in thousands)

Interest and investment income/(loss)        $  5,115         $ (4,411)        $(17,198)
Interest income - Handy & Harman              661              711            2,009
Wheeling-Downs management fee                    --             12,899            7,740
WPN management fee                             (2,500)          (2,500)          (2,500)
Gain on sale of aircraft                         --               --                932
Other, net                                         17           (1,341)          (1,239)
                                             --------         --------         --------
                                             $  3,293         $  5,358         $(10,256)
                                             ========         ========         ========

NOTE 11 - GAIN ON SALE OF INTEREST IN WHEELING-DOWNS RACING ASSOCIATION, INC.

        In  December   2001,  WHX   Entertainment   sold  its  50%  interest  in
Wheeling-Downs  Racing Association,  Inc. for $105 million in cash, resulting in an $88.5 million pre-tax gain.

NOTE 12 - EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES

                                   Year ended December 31,
                      ---------------------------------------------
                         2002              2001              2000
                      ---------         ---------         ---------
                                    (in thousands)
Handy & Harman    $ (70,474)        $  (2,594)        $   6,137
PCC                       2,696               747              --
WPC Group               (20,000)             --            (176,581)
Wheeling-Downs             --               2,500             2,496
                      ---------         ---------         ---------
                      $ (87,778)        $     653         $(167,948)
                      =========         =========         =========

NOTE 13 - MANAGEMENT FEE

        The  following  table  details  management  fees  charged to  continuing operations by the parent: [OBJECT OMITTED]

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholder of Wheeling-Pittsburgh Corporation
(a wholly-owned subsidiary of WHX Corporation)

            In our opinion, the accompanying  consolidated balance sheet and the related consolidated  statements of operations and of cash flows present fairly,
in  all  material  respects,   the  financial  position  of  Wheeling-Pittsburgh
Corporation and its subsidiaries  (the "Company") at December 31, 2002 and 2001, and the results of their  operations  and their cash flows for each of the three years in the period ended  December  31, 2002,  in  conformity  with  accounting principles  generally accepted in the United States of America.  These financial
statements   are  the   responsibility   of  the   Company's   management;   our
responsibility  is to express an opinion on these financial  statements based on our audits.  We conducted  our audits of these  statements  in  accordance  with auditing  standards  generally  accepted in the United States of America,  which require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements  are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the financial  statements,  assessing the  accounting  principles used and  significant  estimates made by management,  and evaluating the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

            The  accompanying   consolidated   financial  statements  have  been
prepared assuming the Company will continue as a going concern.  As discussed in
Note A, on  November  16,  2000,  the  Company  filed  voluntary  petitions  for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States
Bankruptcy  Court in  Youngstown,  Ohio.  Although the Company is continuing its on-going business operations as a Debtor-in-Possession under the jurisdiction of the Bankruptcy  Court,  its ability to continue as a going concern is contingent upon, among other matters,  developing a reorganization  plan that is acceptable
to  the  Bankruptcy  Court  and  the  Company's  creditors.   The  approval  and
implementation  of a reorganization  plan could  materially  change the recorded amounts and  classifications of assets and liabilities.  Substantial losses from operations,  liquidity issues,  shareholders deficits, and the uncertainty as to whether the Company will be able to develop an  acceptable  reorganization  plan raises  substantial  doubt  about the  Company's  ability to continue as a going concern. The accompanying  consolidated  financial statements do not include any adjustments to the carrying  value of the assets or amounts of liabilities  that might be necessary as a consequence of implementing a reorganization plan or any
adjustments   relating  to  the  recoverability  of  assets  or  liquidation  of liabilities in the ordinary  course of business that might result if the Company is unable to continue as a going concern.

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 28, 2003, except as to Note R which is dated as of March 26, 2003

                         WHEELING-PITTSBURGH CORPORATION
                  Debtor-in-possession as of November 16, 2000
                 (a wholly-owned subsidiary of WHX Corporation)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended December 31,
                                               -------------------------------------------
                                                     2002          2001            2000
                                                     ----          ----            ----
                                                           (Dollars in thousands)
Revenues:

Net sales                                       $   979,993    $   835,640    $ 1,119,031

Cost and expenses:

Cost of products sold, excluding depreciation       894,449        866,065      1,054,386
Depreciation                                         74,194         72,551         78,859
Selling, administrative and general expense          46,993         47,173         68,165
Reorganization and professional fee expense          11,755         14,200          4,140
                                                -----------    -----------    -----------
                                                  1,027,391        999,989      1,205,550
                                                -----------    -----------    -----------
Operating loss                                      (47,398)      (164,349)       (86,519)
Reorganization income (expense)                       1,262          9,249         (2,592)
Interest expense on debt                            (15,987)       (17,448)       (35,969)
Other income (expense)                                4,567            351         (3,015)
                                                -----------    -----------    -----------
Loss before taxes                                   (57,556)      (172,197)      (128,095)
Tax provision                                            11             17         90,092
                                                -----------    -----------    -----------

Net loss                                        $   (57,567)   $  (172,214)   $  (218,187)
                                                ===========    ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         WHEELING-PITTSBURGH CORPORATION
                  Debtor-in-possession as of November 16, 2000
                 (a wholly-owned subsidiary of WHX Corporation)

                           CONSOLIDATED BALANCE SHEET

                                                                            December 31,
                                                                    -----------------------------
                                                                         2002            2001
                                                                         ----            ----
                                                                        (Dollars in thousands)
ASSETS
Current assets:
   Cash and cash equivalents                                        $     8,543    $     7,586
   Trade receivables, less allowance for doubtful
     accounts of $1,314 and $1,274                                      130,593        106,462
   Inventories                                                          184,091        173,117
   Prepaid expenses and deferred charges                                  7,477          8,902
                                                                    -----------    -----------
       Total current assets                                             330,704        296,067
Investment in associated companies                                       60,767         58,650
Property, plant and equipment, at cost less
   accumulated depreciation                                             530,568        593,888
Deferred income tax benefits                                             27,342         28,881
Deferred charges and other assets                                         9,735         13,379
                                                                    -----------    -----------
                                                                    $   959,116    $   990,865
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Trade payables                                                   $    71,048    $    60,342
   Short term debt                                                      135,490        127,204
   Payroll and employee benefits payable                                 36,339         26,273
   Accrued federal, state and local taxes                                 8,839          7,697
   Deferred income tax liabilities                                       27,342         28,881
   Accrued interest and other liabilities                                 8,326          5,513
   Long-term debt due in one year                                        43,575         40,344
                                                                    -----------    -----------
        Total current liabilities                                       330,959        296,254
Long-term debt                                                           13,177           --
Other employee benefit liabilities                                       15,514         13,711
Other liabilities                                                        20,336         19,386
Liabilities subject to compromise                                       890,301        915,118
                                                                    -----------    -----------
        Total liabilities                                             1,270,287      1,244,469
                                                                    -----------    -----------

STOCKHOLDER'S EQUITY (DEFICIT):
Common stock - $.01 Par value; 100 shares
   issued and outstanding                                                  --             --
Additional paid-in capital                                              335,138        335,138
Accumulated deficit                                                    (646,309)      (588,742)
                                                                    -----------    -----------
                                                                       (311,171)      (253,604)
                                                                    -----------    -----------
                                                                    $   959,116    $   990,865
                                                                    ===========    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         WHEELING-PITTSBURGH CORPORATION
                  DEBTOR-IN-POSSESSION AS OF NOVEMBER 16, 2000
                 (A WHOLLY-OWNED SUBSIDIARY OF WHX CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year ended December 31,
                                                                 -------------------------------------
                                                                     2002         2001         2000
                                                                     ----         ----         ----
                                                                         (Dollars in thousands)
Cash flows from operating activities:
Net loss                                                         $ (57,567)   $(172,214)   $(218,187)
Items not affecting cash from operating activities:
   Depreciation                                                     74,194       72,551       78,859
   Other postretirement benefits                                   (10,708)      (9,025)      (9,494)
   Deferred income taxes                                              --           --         90,010
   Pension expense                                                    --            860        2,581
   Equity income of affiliated companies                            (3,882)      (1,274)      (1,810)
   Reorganization expense (income)                                  (1,262)      (9,249)       2,592
Decrease (increase) from working capital elements:
   Trade receivables                                               (24,131)      21,206       27,309
   Trade receivables sold (purchased)                                 --           --       (100,000)
   Inventories                                                     (10,974)      36,705       41,029
   Trade payables                                                   10,706        7,251       69,191
   Other current assets                                              1,425        9,824      (14,441)
   Other current liabilities                                        12,483       (9,019)     (18,291)
   Other items--net                                                 (6,135)       2,732       35,431
                                                                 ---------    ---------    ---------
Net cash used in operating activities                              (15,851)     (49,652)     (15,221)
                                                                 ---------    ---------    ---------

Cash flows from investing activities:
   Plant additions and improvements                                (10,971)      (5,033)     (97,287)
   Payments from affiliates                                           --          1,031          131
   Proceeds from sales of assets due to Chapter 11 proceedings       1,320       16,808        2,967
   Dividends from affiliated companies                               1,765        3,750        3,750
                                                                 ---------    ---------    ---------
Net cash provided by (used in) investing activities                 (7,886)      16,556      (90,439)
                                                                 ---------    ---------    ---------

Cash flows from financing activities:
   Long-term debt borrowings                                        16,408        5,253       37,582
   Short term debt (DIP Facility) borrowings                         8,286        3,293      123,911
   Short term debt borrowings (payments)                              --           --        (79,900)
   Receivables from affiliates                                        --         16,602       39,601
                                                                 ---------    ---------    ---------
Net cash provided by financing activities                           24,694       25,148      121,194
                                                                 ---------    ---------    ---------

(Decrease) increase in cash and cash equivalents                       957       (7,948)      15,534
Cash and cash equivalents at beginning of year                       7,586       15,534         --
                                                                 ---------    ---------    ---------
Cash and cash equivalents at end of year                         $   8,543    $   7,586    $  15,534
                                                                 =========    =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BANKRUPTCY AND REORGANIZATION

OVERVIEW

            Wheeling-Pittsburgh   Corporation  ("WPC")  and  together  with  its
subsidiaries,  (the "Company"),  is a wholly-owned subsidiary of WHX Corporation
("WHX").  Wheeling-Pittsburgh  Steel  Corporation  ("WPSC")  is  a  wholly-owned subsidiary of WPC.

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

CHAPTER 11 FILING

            On November 16, 2000,  Wheeling-Pittsburgh  Corporation and eight of
its   wholly-owned   subsidiaries,   representing   substantially   all  of  the
consolidated   group's   business,   (Wheeling-Pittsburgh   Steel   Corporation,
Pittsburgh-Canfield  Corporation,   Consumers  Mining  Company,  Wheeling-Empire
Company,  Mingo Oxygen Company, WP Steel Venture  Corporation,  W-P Coal Company
and Monessen  Southwestern  Railway Company  (collectively the "Debtors")) filed petitions for relief under Chapter 11 of the United  States  Bankruptcy  Code in the United States Bankruptcy Court in Youngstown, Ohio ("Bankruptcy Court").

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

            The   Company   is   currently   operating   their   businesses   as
debtors-in-possession  pursuant  to the  Bankruptcy  Code.  As such,  actions to
collect   pre-petition   indebtedness  of  the  Company  and  other  contractual
obligations of the Company generally may not be enforced. In addition, under the
Bankruptcy  Code,  the  Company  may assume or reject  executory  contracts  and unexpired leases subject to Bankruptcy Court approval.  Additional  pre-petition claims  may  arise  from  such  rejections,  and from the  determination  by the
Bankruptcy  Court (or as agreed by the parties in  interest) to allow claims for contingencies and other disputed amounts. From time to time since the Chapter 11 filing, the Bankruptcy Court has approved motions allowing the Company to reject certain  business  contracts  that were deemed  burdensome or of no value to the
Company.  As of February 28, 2003, the Company has not completed their review of all  their  pre-petition  executory  contracts  and  leases  for  assumption  or rejection.  See Note H - Liabilities Subject to Compromise and Pre-Petition Long
Term Debt.

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

            The  Federal  bankruptcy  laws  provide  that  the  Debtors  have an exclusive  period  during  which  only  they may  propose  and file and  solicit acceptances of a plan of reorganization.  The exclusive period to propose a plan for reorganization currently expires on May 9, 2003. If the Debtors fail to file a plan of  reorganization  during the exclusive period (including any extensions thereof)  or,  after such plan has been  filed,  if the  Debtors  fail to obtain acceptance  of such plan from the  requisite  impaired  classes of creditors and equity security holders during the exclusive  solicitation  period, any party in interest,  including a  creditor,  an equity  security  holder,  a committee  of creditors or equity security holders,  or an indenture  trustee,  may file their own plan of reorganization for the Debtors.

            A plan of reorganization and disclosure statement was filed with the
Bankruptcy  Court  on  December  20,  2002.  Among  other  things,  the  plan is contingent on approval of a $250 million loan guarantee from the Emergency Steel
Loan Guarantee Board. See Note R - Subsequent Events.

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

            The  Company has  incurred  and will  continue to incur  significant costs associated with the  reorganization.  The amount of these expenses,  which are being  expensed as  incurred,  is expected to  significantly  affect  future results of operations. See Note N - Reorganization Items.

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

            The DIP Lenders  agreed to make term loan advances to the Debtors up to a maximum  aggregate  principal amount of $35 million.  WPC's parent company,
WHX, has a $30 million  participation  in the term loan.  In  addition,  the DIP
Lenders  agreed,  subject to certain  conditions,  to provide the  Debtors  with revolving loans,  swing loans and letter of credit  accommodations in an initial aggregate  amount  of up to $255  million.  The  aggregate  maximum  amount  was subsequently  reduced to $225  million in May 2001,  to $175  million in January
2002,  and to $160  million in November  2002.  The  availability  under the DIP
Credit  Facility is based on various  advance rates on Accounts  Receivable  and
Inventories,  less certain reserves.  The post-petition term loans and revolving loans are collateralized by first priority liens on the Debtors' assets (subject
to  valid  liens   existing  on  the  petition   date)  and  have  been  granted
superpriority  administrative  status,  subject to certain  carve-outs  for fees payable to the United States Trustee and for professional fees.

            In order to  negotiate  the DIP Credit  Facility,  the  Company  was required  to  immediately  repay all of the  outstanding  obligations  under the pre-petition  Revolving Credit Agreement (the  "Pre-petition  Credit Agreement")
that WPSC entered into with certain financial  institutions and Citibank,  N.A., as agent. The Pre-petition  Credit Agreement provided WPSC with a revolving line of credit for  borrowings up to $150 million,  with a $25 million  sub-limit for letters of credit.  As of the  petition  date,  the Debtors were  obligated  for approximately $84.7 million in loans under the Pre-petition Credit Agreement and contingently  liable for  letters of credit in the amount of  approximately  $17 million.  Those  obligations  were  collateralized  primarily  by  100%  of  the inventory of WPSC and Pittsburgh-Canfield Corporation and were guaranteed by WPC and by Pittsburgh-Canfield Corporation.

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

            Borrowings under the DIP Credit Facility for revolving loans totaled
$135.5 million and $127.2  million at December 31, 2002 and 2001,  respectively.
The weighted  average  interest  rates on the DIP Credit  Facility for revolving loans were 5.2% and 7.4% in 2002 and 2001,  respectively.  Term loans  under the
DIP Credit Facility totaled $35.2 million and $34.4 million at December 31, 2002 and 2001,  respectively.  At February 22, 2003 availability under the DIP Credit
Facility was $5.4 million.  The DIP Credit Facility was to expire on the earlier of November 17, 2002 or the  completion of a Plan of  Reorganization.  Amendment
No. 8 to the DIP Credit Agreement  extended the termination date to May 17, 2003 or the  completion  of a Plan of  Reorganization.  The  Company  intends to have completed a Plan of  Reorganization  by May 17, 2003. If a Plan is not completed by then, the Company will pursue an extension of or a replacement of the current
DIP Facility. There can be no guarantee that this will occur.

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

SALE OF PITTSBURGH-CANFIELD COMPANY ASSETS

            On June 29, 2001, the Company  executed an Asset Purchase  Agreement with PCC Acquisition Co. Inc. ("PCC Acquisition Co."), a wholly-owned subsidiary of WHX. The agreement  provided for the sale of all assets to and the assumption of  certain  liabilities  of PCC by PCC  Acquisition  Co.  in  exchange  for $15 million. A Transition  Services Agreement and a Steel Supply Agreement were also executed to facilitate the continuing operation of the business.  PCC loaned the net proceeds to WPSC.  An  intercompany  note  receivable  was recorded on PCC's books. As part of the agreement, PCC changed its name to PCC Survivor Corp.

NOTE B--MODIFIED LABOR AGREEMENT

            The Company and the United  Steelworkers  of America  (USWA) reached agreement on a Modified Labor  Agreement (MLA) which provides for temporary wage reductions, immediate staff reductions, the elimination of gainsharing and other obligations  and long-term  changes to health  benefits  that will  dramatically reduce ongoing costs. The MLA became  effective  October 1, 2001 and will expire
(if not previously  terminated) on February 1, 2006. The Company  estimates that the MLA,  together  with  related  salary  reductions,  reduced cash outlays for wages,  salaries and other benefits by more than $47 million  (unaudited) during the period  through  December 31,  2002.  As a provision of the MLA, the Company agreed to make special bonus  payments in the amount of $5.0 million during each of 2005 and 2006. As such, the Company recorded a $10 million  liability in 2001 which is included in Other Employee Benefit Liabilities.

            The MLA delayed a February 2002 wage increase  until  December 2003.
Wage  increases of 52.5 cents,  50 cents and 60 cents per hour are  scheduled in
December 2003, June 2004 and June 2005, respectively.

            The regular  pension  multiplier  will increase to $50 per month for each year of service up to 30 years and $65 per month for years in excess of 30.

            The MLA provides for an employee  stock plan of 20% of common equity of the reorganized company and also provides  profit-sharing at a level equal to
10% of  quarterly  profits  in  2002  and  2003  and  20% of  quarterly  profits thereafter.

            The MLA will remain  effective  only upon the USWA's  reasonable and
continuing   satisfaction   that  support  is  also  being   provided  by  other
constituents,   including   salaried   employees,   trade   creditors,   outside
professionals and WHX.

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

EARNINGS PER SHARE

            Presentation  of  earnings  per  share is not  meaningful  since the
Company is a wholly-owned subsidiary of WHX.

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

            Through an extensive mix of products,  the Company markets to a wide range of  manufacturers,  converters  and  processors.  The Company's 10 largest customers (including  Wheeling-Nisshin,  an affiliate in which the Company has a
35.7% ownership  interest) accounted for approximately 50.4% of its net sales in
2002, 43.9% in 2001 and 38.7% in 2000.  Wheeling-Nisshin,  Ohio Coatings Company
("OCC"),  an  affiliate  in which the Company has a 50%  ownership  interest and
Nittetsu Shoji America,  were the only customers to account for more than 10% of net sales in 2002.  Wheeling-Nisshin  accounted  for 15.6% of net sales in 2002,
14.6% in 2001 and 10.9% in 2000.  OCC  accounted for 10.6% of net sales in 2002.
Nittetsu Shoji America accounted for 10.3% of net sales in 2002. Geographically, the majority of the Company's  customers are located within a 350-mile radius of the Ohio Valley.  However, the Company has taken advantage of its river-oriented production  facilities to market via barge into more distant  locations  such as the  Houston,  Texas and St.  Louis,  Missouri  areas.  The Company has acquired regional facilities to service an even broader geographical area.

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

INVENTORIES

            Inventories  are  stated  at the  lower of cost or  market.  Cost is determined  by the  last-in  first-out  ("LIFO")  method for  substantially  all inventories.  In 2002 and  2001,  approximately  92% and 90%,  respectively,  of inventories are valued using the LIFO method.

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

            As a member of the WHX affiliated  group, the Company is joined with
WHX in the filing of consolidated federal income tax returns. Prior to 2001, tax provisions  and the  related  tax  payments  or refunds  were  reflected  in the
Company's  financial  statements  in  accordance  with a tax  sharing  agreement between WHX and the Company.  The tax sharing agreement  generally provided that the Company would be paid for any reduction in the combined consolidated federal income tax liability  resulting from the  utilization  or deemed  utilization of
deductions,   losses  and  credits   from  current  or  prior  years  which  are
attributable  to  WPC  or  its  subsidiaries.  The  tax  sharing  agreement  was terminated  in 2001  effective  as of  January  1,  2001.  As a result,  the tax provision  for 2001 and later years is intended  to reflect  the  Company's  tax position as if it filed its own federal income tax return.

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

NEW ACCOUNTING STANDARDS

            In June 2001,  the Financial  Accounting  Standards  Board  ("FASB")
issued  Statement of Financial  Accounting  Standards No. ("SFAS") 142 "Goodwill
and Other  Intangible  Assets" which  addresses the  accounting for goodwill and other intangible assets after an acquisition.  The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized;  2) goodwill and intangible  assets with  indefinite  lives must be tested for impairment at least annually;  and 3) the amortization period for  intangible  assets  with  finite  lives  will no longer be limited to forty years. The Company adopted SFAS 142 effective January 1, 2002, as required.  The adoption of SFAS 142 did not have a material impact on the Company.

            In June  2001,  the FASB  issued  SFAS  143,  "Accounting  for Asset
Retirement  Obligations."  SFAS 143  establishes a new accounting  model for the recognition and measurement of retirement  obligations  associated with tangible
long-lived  assets.   SFAS  143  requires  that  an  asset  retirement  cost  be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic  and rational  method.  The Company will adopt this  Statement  effective  January 1, 2003, as required.  The  transition adjustment  resulting  from  the  adoption  of SFAS 143  will be  reported  as a cumulative effect of a change in accounting principle. At this time, the Company cannot  reasonably  estimate  the effect of the  adoption of this  Statement  on either its financial position or results of operations.  Management  believes at this time that the adoption of this standard will not have a significant  impact on either its financial position or results of operations.

            In August 2001, the FASB issued SFAS 144, "Accounting for Impairment
or  Disposal  of  Long-Lived  Assets."  This  Statement   establishes  a  single
accounting  model for  long-lived  assets to be disposed of by sale and provides additional  implementation guidance for assets to be held and used and assets to
be  disposed  of  other  than  by  sale.  The  Company   adopted  the  Statement
prospectively effective January 1, 2002. The adoption of SFAS 144 did not have a material effect on the Company.

            In June  2002,  the FASB  issued  SFAS  146  "Accounting  for  Costs
Associated  with Exit or  Disposal of  Activities."  This  statement  supercedes
Emerging  Issues Task Force Issue No. 94-3  "Liability  Recognition  for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (including
Certain Costs Incurred in a  Restructuring)."  SFAS 146 requires the recognition of a  liability  for costs  associated  with an exit or disposal  activity  when incurred.  SFAS 146 also  establishes  that the  liability  should  initially be measured  and  recorded  at fair  value.  The  provisions  of SFAS  146  will be effective  for any exit and disposal  activities  initiated  after  December 31,
2002.

            In November 2002, the FASB issued FASB  Interpretation No. (FIN) 45,
"Guarantor's  Accounting and Disclosure  Requirement for  Guarantees,  Including
Indirect  Guarantees  of  Indebtedness  of Others."  FIN 45  requires  that upon issuance of a guarantee,  a guarantor  must  recognize a liability  for the fair value  of an  obligation  assumed  under  a  guarantee.  FIN  45  also  requires additional  disclosures  by a  guarantor  in its  interim  and annual  financial
statements  about  the  obligations   associated  with  guarantees  issued.  The
recognition  provisions of FIN 45 will be effective for any guarantees  that are issued or modified  after December 31, 2002.  The  disclosure  requirements  are effective as of December 31, 2002.  The provisions of FIN 45 are not expected to have a material impact on our results of operations or financial position.

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

            As of December  31, 2002,  $135.5  million of fully vested funds are held in trust for benefits earned under the hourly defined  contribution pension plans and $38.1  million of fully  vested  funds are held in trust for  benefits earned under the salaried employees defined contribution plan. Approximately 74%
of the assets are invested in equities and 23% are in fixed income  investments.
The balance is in cash and cash  equivalents.  All plan  assets are  invested by professional investment managers.

            All pension  provisions charged against income totaled $3.8 million,
$4.8 million and $7.4 million in 2002, 2001 and 2000, respectively.

DEFINED BENEFIT PLANS

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

            Since the plan  includes the account  balances  from the  Retirement
Security Plan, the plan includes both defined  benefit and defined  contribution features.  The gross benefit,  before offsets,  is calculated  based on years of service and the current benefit  multiplier under the plan. This gross amount is then offset for benefits payable from the Retirement  Security Plan and benefits payable by the Pension  Benefit  Guaranty  Corporation  ("PBGC") from previously terminated plans.  Individual employee accounts established under the Retirement
Security Plan are maintained  until  retirement.  Upon  retirement,  the account balances  are  converted  into monthly  benefits  that serve as an offset to the gross benefit,  as described above.  Aggregate account balances held in trust in individual  employee  accounts which will be available upon retirement to offset the gross benefit at December 31, 2002 totaled $134.5 million.

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

            In 1998, WHX merged WPC's defined benefit pension plan with those of its  wholly-owned  Handy & Harman  subsidiary.  The merger  eliminated  WPC cash funding obligations  estimated in excess of $135.0 million.  WPC pension expense is  allocated  by the common  parent and  totaled  zero,  $0.9  million and $2.6 million  in 2002,  2001 and 2000,  respectively.  Effective  May 29,  2001,  the
Company entered into an agreement with WHX, whereby WHX agreed not to charge the
Company  for any  pension  expense  through  and  including  the  earlier of the effective date of a Plan of  Reorganization  and December 31, 2002. See Note A -
Bankruptcy and Reorganization.

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

                                                                             Postretirement Benefits
                                                                               Other Than Pensions
                                                                          -------------------------
                                                                            (Dollars in Thousands)
                                                                              2002         2001
                                                                              ----         ----
Change in benefit obligation:
   Benefit Obligation at beginning of year                                 $ 307,080    $ 276,192
   Service cost                                                                2,431        2,180
   Interest cost                                                              19,080       20,561
   Actuarial (gain) loss                                                       9,404       19,690
   Benefits paid                                                             (23,942)     (20,989)
   Increase due to Collective Bargaining Agreement                              --         10,849
   Transfer of PCC obligation to WHX plan                                       --         (1,403)
                                                                           ---------    ---------
   Benefit Obligation at December 31                                         314,053      307,080
                                                                           ---------    ---------

                                                                           ---------    ---------
Fair value of plan assets at December 31                                        --           --
                                                                           ---------    ---------

   Benefit obligation in excess of plan assets                              (314,053)    (307,080)
   Unrecognized prior service credit                                         (11,252)     (13,963)
   Unrecognized net actuarial (gain) loss                                    (38,298)     (53,469)
                                                                           ---------    ---------
   Net amount recognized at December 31                                     (363,603)    (374,512)
                                                                           ---------    ---------

   Amounts recognized in the statement of financial position consist of:
   Liabilities subject  to compromise                                       (360,518)    (372,071)
   Accrued benefit liability                                                  (3,085)      (2,441)
                                                                           ---------    ---------
   Net amount recognized                                                   $(363,603)   $(374,512)
                                                                           =========    =========

            Net periodic costs for  postretirement  benefits other than pensions
(principally   health  care  and  life  insurance)  for  employees  and  covered dependents.

                                            Postretirement Benefits
                                              Other Than Pensions
                                       --------------------------------
                                          2002        2001        2000
                                          ----        ----        ----
                                             (Dollars in Thousands)
Components of net periodic cost:
Service cost                           $  2,431    $  2,180    $  2,088
Interest cost                            19,080      20,561      19,640
Amortization of prior service credit     (2,712)     (3,918)     (3,918)
Recognized actuarial (gain)/loss         (5,767)     (4,885)     (7,168)
                                       --------    --------    --------
Total                                  $ 13,032    $ 13,938    $ 10,642
                                       ========    ========    ========

            The  discount  rate  and  rate of  medical  cost  increases  used in determining the benefit obligations were as follows.

                                         Postretirement Benefits
                                            Other Than Pensions
                                        ------------------------
                                            2002    2001
                                            ----    ----
                                         (Dollars in Thousands)

           Discount rate                    6.5%    7.25%
           Medical care cost trend rate     9.0%    9.5%

            For measurement  purposes,  medical costs are assumed to increase at annual rates as stated above and decline  gradually to 4.75% in 2008 and beyond.
The health care cost trend rate assumption has a significant effect on the costs and obligation  reported. A 1% increase in the health care cost trend rate would result  in  approximate  increases  in the  accumulated  postretirement  benefit obligation of $26.1 million and net periodic benefit cost of $2.6 million.  A 1%
decrease  in the  health  care cost  trend  rate  would  result  in  approximate decreases in the accumulated  postretirement benefit obligation of $23.5 million and net periodic benefit cost of $4.2 million.

401(K) PLAN

            Effective  January 1, 1994,  the  Company  began  matching  salaried employee  contributions  to the 401(k) plan with shares of WHX's  Common  Stock.
Until   November  30,  2000,   the  Company   matched  50%  of  the   employee's
contributions.  The employer  contribution  was limited to a maximum of 3% of an employee's  salary. As of November 30, 2000, the Company terminated the employer matching  contribution  benefit. At December 31, 2002, 2001 and 2000, the 401(k)
plan held 165,645 shares, 542,695 shares and 638,902 shares of WHX Common Stock,
respectively.   Costs   incurred   for   matching   contributions   amounted  to
approximately $1 million in 2000.

POSTEMPLOYMENT BENEFITS

            The Company provides benefits to former or inactive  employees after
employment  but  before  retirement.   Those  benefits  include,  among  others,
disability,  severance and workers' compensation. The assumed discount rate used to measure  the  benefit  liability  was 6.5% at  December  31, 2002 and 7.0% at
December 31, 2001. At December 31, 2002,  liabilities  of $1.1 million and $16.7 million were included in Other  Employee  Benefit  Liabilities  and  Liabilities
Subject to Compromise - Other  Liabilities,  respectively.  At December 31, 2001 these liabilities totaled $0.4 million and $14.4 million, respectively.

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

            At  December  31,  2002,  the   actuarially   determined   liability
discounted  at 6.5%,  covering 348  assigned  retirees  and  dependents  and 157 orphans,  totaled $10.4 million.  Such  liabilities  are included in Liabilities
Subject to Compromise. In conjunction with the Chapter 11 filing, the Company is involved  in  disputes  over the  extent of its  liabilities  under the Act.  At
December 31, 2001, the  actuarially  determined  liability  discounted at 7.25%, covering 386  assigned  retirees and  dependents  and 174 orphans,  totaled $9.8 million.

NOTE E--INCOME TAXES

The provision for income taxes for the years ended December 31, consisted of the following:

                                       Year ended December 31,
                                     ----------------------------
                                      2002       2001      2000
                                      ----       ----      ----
                                      (Dollars in thousands)

Current
   Federal tax provision (benefit)   $  --     $  --     $  --
   State tax provision                    11        17        82
                                     -------   -------   -------
Total income taxes current                11        17        82

Deferred
   Federal tax provision (benefit)      --        --      90,010

                                     -------   -------   -------
Income tax provision (benefit)       $    11   $    17   $90,092
                                     =======   =======   =======

            Total  federal and state  income  taxes paid in 2002,  2001 and 2000 were $0.0 million, $0.1 million and $0.2 million, respectively.

            The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S.  statutory federal income tax rate of
35% to pretax income as follows:

                                                  Year ended December 31,
                                            ------------------------------------
                                               2002          2001         2000
                                               ----          ----         ----
                                                 (Dollars in thousands)

    Loss before taxes                       $ (57,556)   $(172,197)   $(128,095)
                                            =========    =========    =========

Tax provision (benefit) at statutory rate   $ (20,145)   $ (60,269)   $ (44,833)
Increase (reduction) in tax due to:
   Percentage depletion                          --           --           (242)
   Equity earnings                             (1,086)        (388)        (447)
   State income tax net of federal effect           7           11           53
   Change in valuation allowance               21,158       60,588      149,681
   Settlement of prior years taxes               --           --        (23,895)
   Other miscellaneous                             77           75        9,775
                                            ---------    ---------    ---------
Tax provision (benefit)                     $      11    $      17    $  90,092
                                            =========    =========    =========

            The  composition of deferred  income tax assets and  liabilities are shown in the following table:

                                                                   December 31,
                                                              ----------------------
                                                                  2002        2001
                                                                  ----        ----
                                                              (Dolllars in millions)

Assets

Postretirement and postemployment employee benefits            $  130.0    $  133.6
Operating loss carryforward (expiring in 2005 to 2021)            220.2       212.8
Minimum tax credit carryforwards (indefinite carryforward)         18.2        18.2
Provision for expenses and losses                                  24.8        17.5
Leasing activities                                                 12.4        15.5
State income taxes                                                  1.1         1.2
Miscellaneous other                                                 0.5         2.3
                                                               --------    --------
     Deferred tax assets                                       $  407.2    $  401.1
                                                               ========    ========

Liabilities

Property, plant and equipment                                  $ (112.7)   $ (125.7)
Inventory                                                         (31.2)      (32.0)
State income taxes                                                 (0.7)       (0.9)
Miscellaneous other                                                (0.4)       (0.9)
                                                               --------    --------
     Deferred tax liability                                      (145.0)     (159.5)
Valuation allowance                                              (262.2)     (241.6)
                                                               --------    --------
Deferred income tax asset--net                                 $ --        $ --
                                                               ========    ========

            On November 16, 2000,  the Company filed for relief under Chapter 11 of the United  States  Bankruptcy  Code. In general,  the Internal  Revenue Code permits debt forgiveness in such cases to be excluded from income.  However,  to the extent that income is not recognized,  certain future tax attributes must be reduced by the amount of the  excluded  income.  Accordingly,  a full  valuation allowance was recorded against the Company's net deferred tax assets in 2000 due to uncertainties surrounding future realization and the expectation that certain tax attributes previously recorded - namely net operating losses and tax credits
- will not be  utilized.  In  2002,  the  valuation  allowance  reflected  a net increase  in the amount of $20.6  million  largely  due to the  increase  in net operating losses for which uncertainty exists as to their realizability.

            During 2000, certain  transactions  between WPC and WHX were entered into by the parties with the understanding  that the tax sharing agreement would be terminated  effective  January 1, 2001 and would not apply  prospectively  as long as WPC remained a member of the WHX affiliated  group.  This had the effect of using $94.2 million and $24.9  million of WPC  operating  losses for 2001 and
2000, respectively for which the Company derived no benefit.

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

Note F--INVENTORIES

                                                  December 31,
                                            -----------------------
                                              2002          2001
                                              ----          ----
                                            (Dollars in thousands)

           Finished products                $ 31,705     $ 40,295
           In-process                        112,319       89,762
           Raw materials                      22,544       19,303
           Other materials and supplies       17,054       18,515
                                            --------     --------
                                             183,622      167,875
           LIFO reserve                          469        5,242
                                            --------     --------
                                            $184,091     $173,117
                                            ========     ========

            During  2002,  2001 and  2000,  certain  inventory  quantities  were reduced,  resulting in  liquidations  of LIFO  inventories,  the effect of which decreased income by approximately  $0.8 million in 2002, and increased income by
$4.8 million in 2001 and $3.4 million in 2000.

Note G--PROPERTY, PLANT AND EQUIPMENT

                                                                    December 31,
                                                             -------------------------
                                                                2002           2001
                                                                ----           ----
                                                               (Dollars in thousands)

          Land and mineral properties                        $   19,734     $   19,751
          Buildings, machinery and equipment                  1,194,799      1,178,707
          Construction in progress                               32,390         44,355
                                                             ----------     ----------
                                                              1,246,923      1,242,813
          Less accumulated depreciation and amortization        716,355        648,925
                                                             ----------     ----------
                                                             $  530,568     $  593,888
                                                             ==========     ==========

            The Company  utilizes the  modified  units of  production  method of depreciation which recognizes that the depreciation of steelmaking  machinery is related to the physical  wear of the  equipment  as well as a time  factor.  The modified  units of production  method  provides for straight  line  depreciation charges modified (adjusted) by the level of raw steel production.  In 2002, 2001 and 2000 depreciation  adjustments under the modified units of production method were $0.9  million or 1.3% less,  $1.8  million or 2.4% less and $0.2 million or
0.3% less, respectively, than straight line depreciation.

            As of December 31, 2002 and 2001, the Company had two capital leases in the amount of $7.1  million  which  were  classified  as Debt in  Liabilities
Subject to Compromise.

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
Liabilities subject to compromise are summarized as follows.

                                                                                December 31,
                                                                            2002          2001
                                                                            ----          ----
                                                                          (Dollars in thousands)

Other federal, state and local taxes                                      $  1,717     $  3,573
Debt, see table below                                                      356,384      356,384
Interest accrued through November 16, 2000                                  13,738       13,738
Unfunded provisions related to retiree medical benefits (see Note D)       360,518      372,071
Trade payables                                                             117,020      131,391
Other liabilities                                                           40,924       37,961
                                                                          --------     --------
     Total liabilities subject to compromise recorded at December 31:     $890,301     $915,118
                                                                          ========     ========

            Debt included in  liabilities  subject to compromise at December 31,
2002 and 2001 is summarized below:

                                                     December 31,
                                                  2002          2001
                                                  ----          ----
                                                (Dollars in thousands)

Senior Unsecured Notes due 2007, 9 1/4%         $274,266     $274,266
Term Loan Agreement due 2006, floating rate       75,000       75,000
Other                                              7,118        7,118
                                                --------     --------
          Total Long-Term Debt(1)               $356,384     $356,384
                                                ========     ========

(1)         No estimate of fair value is available for December 31, 2002 and 2001.

            As a  result  of  the  bankruptcy  filing,  principal  and  interest payments may not be made on pre-petition debt without  Bankruptcy Court approval or until a reorganization  plan defining the repayment terms has been confirmed.
The total interest on pre-petition debt that was not paid or charged to earnings for the period from November 17, 2000 to December 31, 2000 was $4.1 million. For the year  ended  December  31,  2002 and 2001,  interest  not paid or charged to earnings totaled $30.8 million and $31.6 million, respectively. Such interest is not being accrued since it is not probable that it will be treated as an allowed claim.  The  Bankruptcy  Code generally  disallows the payment of  post-petition interest with respect to unsecured pre-petition claims.

9% SENIOR NOTES DUE 2007 AND TERM LOAN:

            On  November  26, 1997 the Company  issued  $275  million  principal amount  of 9"%  Senior  Notes.  Interest  on the 9"%  Senior  Notes  is  payable semi-annually on May 15 and November 15 of each year. The Senior Notes mature on
November 15, 2007. The 9"% Senior Notes were exchanged for identical notes which were issued pursuant to an exchange offer registered under the Securities Act of
1933, as amended. The 9"% Senior Notes are unsecured obligations of the Company, ranking  senior in right of payment  to all  existing  and  future  subordinated indebtedness of the Company,  and pari passu with all existing and future senior unsecured indebtedness of the Company,  including borrowings under the Term Loan
Agreement.  The 9"% Senior Notes are fully and  unconditionally  guaranteed on a joint and  several  and senior  basis by the  guarantors,  which  consist of the
Company's present and future operating subsidiaries.

            On  November  26,  1997 the  Company  entered  into  the  Term  Loan
Agreement with DLJ Capital Funding Inc., as syndication  agent pursuant to which it borrowed $75 million. The Company's obligations under the Term Loan Agreement are guaranteed by its present and future operating subsidiaries.

            The Company is in default of its  obligations  with respect to the 9
1/4%  Senior  Notes and the Term Loan  Agreement  by  virtue of the  Chapter  11 filings and failures to pay interest when due.

NOTE I--LONG TERM DEBT

                                                                 December 31,
                                                            ----------------------
                                                               2002         2001
                                                               ----         ----
                                                            (Dollars in thousands)

            Term Loan - DIP Credit Facility (See Note A)     $35,222     $34,401
            State Loans                                       11,985        --
            WHX Loan                                           5,000       5,000
            Other                                              4,545         943
                                                             -------     -------
                                                              56,752      40,344
            Less portion due within one year                  43,575      40,344
                                                             -------     -------
            Long-Term Debt                                   $13,177     $  --
                                                             =======     =======

            Pursuant to a Memorandum of Understanding ("MOU"), WHX provided $5.0 million in secured  loans to the  Company  during the fourth  quarter of 2001 to increase liquidity and sustain continued operations.  The loans bear interest at the rate of 6% per annum and will mature on the  earlier of the (a)  substantial consummation  of a Plan of  Reorganization,  (b)  termination of the MOU, or (c)
December 31, 2002.  Payment was not made on December 31, 2002.  Furthermore,  no determination  has  been  made as to the  timing  of the  payment  of the  debt.
Pursuant  to a  negotiated  agreement  among the USWA,  WHX and the  Company  in
January 2002, the Company  received loans in the amount of $7.0 million and $5.0 million from the states of Ohio and West Virginia, respectively.

INTEREST COST

            Aggregate interest costs on debt and amounts  capitalized during the three years ended December 31, 2002, are as follows:

                                                               Year Ended December 31,
                                                          ---------------------------------
                                                            2002         2001        2000
                                                            ----         ----        ----
                                                               (Dollars in Thousands)

          Aggregate interest expense on long-term debt     $17,761     $21,611     $42,467
          Less:  Capitalized interest                        1,774       4,163       6,498
                                                           -------     -------     -------
          Interest expense                                 $15,987     $17,448     $35,969
                                                           =======     =======     =======
          Interest Paid                                    $11,618     $15,905     $29,049
                                                           =======     =======     =======

NOTE J--STOCKHOLDER'S EQUITY

                                                          Accumulated    Capital in
                                     Common Stock           Earnings   Excess of Par
                                 Shares       Amount        (Deficit)     Value
                              ----------  ------------  -------------- -------------
                                              (Dollars in thousands)

Balance January 1, 2000             100     $       0     $(198,341)     $ 335,138
Net loss                           --            --        (218,187)          --
                              ---------     ---------     ---------      ---------
Balance December 31, 2000           100             0      (416,528)       335,138
Net loss                           --            --        (172,214)          --
                              ---------     ---------     ---------      ---------
Balance December 31, 2001           100             0      (588,742)       335,138
Net loss                           --            --         (57,567)          --
                              ---------     ---------     ---------      ---------
Balance December 31, 2002           100     $       0     $(646,309)     $ 335,138
                              =========     =========     =========      =========

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
received a fixed fee from the Company of  $208,333  per month for nine months in
2000.  On January  17, 2001 the  Company  notified  WHX that the Company had not received  services  under the  agreement  since  September 30, 2000 and would no longer participate under the management agreement.

            The Company  regularly  sells  steel  product at  prevailing  market prices to Unimast Incorporated ("Unimast") and PCC, wholly-owned subsidiaries of
WHX. During 2002, 2001 and 2000, the Company shipped $0.5 million,  $2.2 million and $13.2 million, respectively of steel product to Unimast. In August 2002, WHX sold its interest in Unimast to an unrelated  party.  During 2002 and 2001,  the
Company shipped $20.8 million and $7.0 million, respectively of steel product to
PCC.  Amounts due the Company  from  Unimast at December  31, 2002 and 2001 were
$.01 million and $0.1 million, respectively. Amounts due the Company from PCC at
December 31, 2002 and 2001 were $2.0 million and $0.5 million, respectively. WHX provided funds for the purchase of natural gas during 2001. At December 31, 2002 the Company owed WHX approximately $2.1 million for gas purchased.

NOTE L--COMMITMENTS AND CONTINGENCIES

  ENVIRONMENTAL MATTERS

            The Company,  as are other industrial  manufacturers,  is subject to increasingly  stringent standards relating to the protection of the environment.
In order to  facilitate  compliance  with  these  environmental  standards,  the
Company has incurred  capital  expenditures for  environmental  control projects aggregating  $1.7  million,  $0.8 million and $3.4 million for 2002,  2001,  and
2000,  respectively.  The Company has  projected  spending  approximately  $18.2 million in the aggregate on major environmental  compliance projects through the year 2005, estimated to be spent as follows: $3.7 million in 2003, $11.6 million in  2004  and  $2.9  million  in  2005.  However,  due  to  the  possibility  of unanticipated  factual or regulatory  developments  and in light of  limitations imposed  by the  pending  Chapter  11 cases,  the  amount  and  timing of future expenditures may vary substantially from such estimates.

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

            Non-current accrued environmental  liabilities totaled $18.0 million at December 31, 2002 and $19.0 million at December 31, 2001. These accruals were determined by the Company based on all available information. As new information becomes available, including information provided by third parties, and changing laws and  regulations,  the liabilities  are reviewed and the accruals  adjusted quarterly. Management believes, based on its best estimate, that the Company has adequately provided for its present environmental obligations.

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

GUARANTEES

            In December  1995, the Company  entered into a "Capital  Maintenance
Agreement" with a financial institution, which requires the Joint Venture owners of OCC to  provide  funds to cure any  defaults  under  the debt  agreement.  At
December  31,  2002  the  amounts  borrowed  under  the debt  agreement  totaled approximately $12 million.

NOTE M--OTHER INCOME

                                                    Year Ended December 31,
                                              ----------------------------------
                                                2002        2001           2000
                                                ----        ----           ----
                                                     (Dollars in Thousands)

          Interest and investment income      $   764      $   973      $ 1,531
          Equity income                         3,882        1,274        1,810
          Receivables securitization fees        --           --         (6,887)
          Other, net                              (79)      (1,896)         531
                                              -------      -------      -------
                                              -------      -------      -------
                                              $ 4,567      $   351      $(3,015)
                                              =======      =======      =======

NOTE N--REORGANIZATION ITEMS

            Reorganization  expenses are  comprised of items of income,  expense and loss  that were  realized  or  incurred  by the  Company  as a result of its decision to reorganize under Chapter 11 of the Bankruptcy  Code.  Reorganization and professional fee expense and cash payments related to continuing  operations during 2002,  2001 and 2000 were $11.8 million and $10.6 million in 2002,  $14.2 million and $13.9 million for 2001,  and $4.1 million and $2.6 million for 2000, respectively.

            Other reorganization income (expense) items are summarized below:

                                                                                Year Ended December 31,
                                                                          ---------------------------------
                                                                             2002         2001        2000
                                                                             ----         ----        ----
                                                                                (Dollars in Thousands)

               Gain (loss) on sale or disposal of assets                  $ 1,258      $  (936)     $  --
               Gain from sale of PCC assets                                  --          9,818         --
               Gain on settlement of intercompany accounts                   --            367         --
               Write-off of deferred financing costs related to
                    pre-petition credit and securitization agreements      (2,592)
               Other                                                            4         --           --
                                                                          -------      -------      -------
                                                                          $ 1,262      $ 9,249      $(2,592)
                                                                          =======      =======      =======

NOTE O--SALE OF RECEIVABLES

            In 1994, a special purpose  wholly-owned  subsidiary of WPSC entered into an agreement to sell an undivided percentage ownership in a designated pool of accounts receivable generated by WPSC and two of the Company's  subsidiaries:
Wheeling Construction Products, Inc. and PCC (the Receivables Facility). In 1995
WPSC entered into an agreement to include the receivables  generated by Unimast, in the pool of accounts  receivable sold. In May 1999, the Receivables  Facility was  extended  through  May 2003 and  increased  to $100  million on a revolving basis.  Effective  June of 1999,  Unimast  withdrew  from  participation  in the facility.  In June 2000,  the Company  amended  the  agreement  to increase  the program limit to $115 million.  On September 22, 2000,  the Company  amended its agreement  to  reduce  the  program  limit  to $105  million,  to waive an Early
Amortization  Event  through  December  20,  2000 and to increase  certain  fees associated with the agreement during the waiver period.  The Early  Amortization
Event was caused by a reduction  in rating by Standard & Poors on the  long-term
Senior  Unsecured  debt.  On November 17,  2000,  the  Receivables  Facility was
terminated  and funds from the DIP Credit  Facility were used to repurchase  all receivables  held by the  Receivables  Facility.  Fees paid by WPSC  under  this
Receivables  Facility were based upon  variable  rates that ranged from 5.91% to
9.62%.

NOTE P--INFORMATION ON SIGNIFICANT JOINT VENTURES

            The Company owns 35.7% of Wheeling-Nisshin.  Wheeling-Nisshin had no debt outstanding at December 31, 2002 and December 31, 2001. The Company derived
approximately   15.5%  and  14.6%  of  its  revenues   from  sale  of  steel  to
Wheeling-Nisshin in 2002 and 2001, respectively.  The Company received dividends of $1.25  million  from  Wheeling-Nisshin  in 2002 and  $3.75  million  in 2001.
Amounts due the Company at December 31, 2002 totaled $5.2 million.

            The  Company  owns 50% of OCC.  OCC had total  debt  outstanding  at
December 31, 2002 and 2001 of  approximately  $44.3  million and $48.2  million, respectively.  Of the debt  outstanding  at December  31,  2002,  the Company is obligated  to pay $12.1  million  in the event of default  by OCC.  The  Company derived  approximately  10.8% and 9.8% of its revenues from sale of steel to OCC in 2002 and 2001,  respectively.  Amounts due the  Company at December  31, 2002
totaled $29.4 million, including an advance of $12.4 million.

NOTE Q--SUMMARIZED  COMBINED FINANCIAL  INFORMATION OF THE SUBSIDIARY GUARANTORS
OF THE 9"% SENIOR NOTES

                                                             Year ended December 31,
                                                  ----------------------------------------------
                                                      2002              2001            2000
                                                      ----              ----            ----
                                                             (Dollars in thousands)
Income Data
Net sales                                         $   979,993      $   835,640      $ 1,119,031
Cost of products sold, excluding depreciation         893,829          865,613        1,053,185
Depreciation                                           74,194           72,551           78,859
Selling, administrative and general expense            46,836           46,977           67,891
Reorganization and professional fee expense            11,755           14,200            4,140
                                                  -----------      -----------      -----------
Operating loss                                        (46,621)        (163,701)         (85,044)
Reorganization income (expense)                           417            7,979           (2,592)
Interest expense                                      (20,963)         (19,178)         (31,090)
Other income (loss)                                     1,271            1,551           (6,006)
                                                  -----------      -----------      -----------

Loss before tax                                       (65,896)        (173,349)        (124,732)
Tax provision (benefit)                                (2,908)          (1,603)          77,093
                                                  -----------      -----------      -----------
Net loss                                          $   (62,988)     $  (171,746)     $  (201,825)
                                                  ===========      ===========      ===========

                                                     Year ended December 31,
                                                  -----------------------------
                                                         2002          2001
                                                         ----          ----
                                                       (Dollars in thousands)
Balance Sheet Data
Assets
     Current assets                                   $ 330,443      $ 295,775
     Non-current assets                                 540,403        610,884
                                                      ---------      ---------
Total assets                                          $ 870,846      $ 906,659
                                                      =========      =========
Liabilities and stockholder's equity (deficit)
     Current liabilities                              $ 330,929      $ 296,225
     Non-current liabilities                            885,910        893,439
     Stockholder's equity (deficit)                    (345,993)      (283,005)
                                                      ---------      ---------
Total liabilities and stockholder's equity (deficit)  $ 870,846      $ 906,659
                                                      =========      =========

NOTE R--SUBSEQUENT EVENTS

            On February 28, 2003,  the Company was notified  that the  Emergency
Steel Loan Guarantee  Board did not approve the initial  application  for a $250 million loan guarantee. The Company submitted a revised application for the loan guarantee on March 14,  2003.  On March 26, 2003,  the revised  application  was approved.  The loan  guarantee is subject to certain  conditions,  which must be achieved by June 30, 2003, including, among others, development of an acceptable
Plan of Reorganization favorable resolution of the PBGC discussions with WHX and
WPC relative to  termination  of the WHX pension  plan, a definitive  collective bargaining  agreement  with the USWA,  and the absence of any  material  adverse change in condition (financial or otherwise), business,

property,  operations,  prospects,  assets  or  liabilities  of WPSC,  or in its ability to repay the loan,  or in the value of the  collateral  between the date hereof and the date the guarantee is to be issued.

            On March 7, 2003, the PBGC  announced  that it had determined  under provisions  of ERISA that the WHX  pension  plan must  terminate  as of March 7,
2003, and that PBGC should become  statutory  trustee of the pension plan.  This action was  prompted  by the  February 28  rejection  of the $250  million  loan guarantee.  The PBGC has been notified of the loan  guarantee  approval on March
26, 2003. Obtaining an acceptable resolution of the treatment of the WHX Pension
Plan is a condition to the loan  guarantee.  If an acceptable  resolution is not obtained on or before June 30,  2003,  then a  condition  to the loan  guarantee shall  not have been  satisfied.  If the loan  guarantee  is not  granted  it is unlikely  that the present  Plan of  Reorganization,  filed with the  Bankruptcy
Court on December  29,  2002,  or any  amended  Plan of  Reorganization  will be confirmed.  Furthermore,  it is  doubtful  that an  alternative  plan  could  be confirmed in a reasonable time frame, although the company has indicated that it would pursue such an alternate  plan). In either case, there can be no assurance as to the future of the WPC Group.

NOTE S--QUARTERLY INFORMATION (UNAUDITED)

Financial  results by quarter for the two fiscal  years ended  December 31, 2002 and 2001 are as follows:

                                                                            Net         Earnings
                                                        Gross              Income        (Loss)
                                   Net Sales            Profit             (Loss)      Per Share
                                   ---------            ------             ------      ---------

                                                         (Dollars in thousands)

2002

     1st Quarter                    206,081             (5,577)            (41,026)        *
     2nd Quarter                    241,642             25,185             (10,486)
     3rd Quarter                    277,868             42,178               7,086
     4th Quarter                    254,402             23,758             (13,141)

2001

     1st Quarter                    202,706            (17,115)            (59,986)        *
     2nd Quarter                    207,941            (14,099)            (41,532)
     3rd Quarter                    224,301             (3,104)            (41,180)
     4th Quarter                    200,692              3,893             (29,516)

            Earnings  per share are not  meaningful  because  the  Company  is a wholly-owned subsidiary of WHX.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We  hereby  consent  to the  incorporation  by  reference  in  the  Registration
Statements  listed below of WHX Corporation of our reports dated April 11, 2003, relating to the  Consolidated  Financial  Statements of WHX  Corporation and the
condensed  financial  statements of WHX Corporation  (Parent Only) respectively, and our report dated February 28, 2003, except as to Note R which is dated as of
March 26, 2003,  relating to the  financial  statements  of  Wheeling-Pittsburgh
Corporation, which appear in this Form 10-K.

On Form S-3:

            File No. 33 - 54831

            File No. 33 - 63845

On Form S-8:

            File No. 33 - 54801

            File No. 33 - 56281

            File No. 333 - 64217

            File No. 333 - 36985

            File No. 333 - 64784

New York, New York
April 14, 2003

