Form 10-K/A
period 2002-12-31
WHX CORP
filed 2003-04-30
CIK 106618

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
20, 2002.

            On March 6,  2003,  the PBGC  issued  its  Notice  of  Determination
("Notice")  and on March 7,  2003,  the PBGC  published  its  Notice and filed a
Summons and Complaint  ("Complaint") in the United States District Court for the
Southern  District of New York seeking the  involuntary  termination  of the WHX
Pension Plan ("WHX  Pension  Plan").  The PBGC stated in its Notice that it took this action  because of its concern that  "PBGC's  possible  long-run  loss with respect  to the  WHX  Pension  Plan  may  reasonably  be  expected  to  increase unreasonably if the WHX Pension Plan is not  terminated." WHX filed an answer to the PBGC complaint on March 25, 2003,  contesting the PBGC's action to terminate the WHX Pension Plan. The PBGC has announced in a press release that it contends that the WHX Pension  Plan has roughly $300 million in assets to cover more that
$443  million in benefit  liabilities  (without  accounting  for plant  shutdown benefits). Furthermore, the PBGC contends in a press release that plant shutdown liabilities  of the WHX Pension Plan,  if they were to occur,  would exceed $378 million. WHX disputes the PBGC's calculation of liabilities and shutdown claims.
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
the PBGC's  action.  The PBGC has  announced in a press release that it contends that the WHX Pension  Plan has roughly $300 million in assets to cover more than
$443 million in benefit liabilities, resulting in a funding shortfall of roughly
$143 million (without accounting for plant shutdown benefits).  Furthermore, the
PBGC  contends in a press  release that plant  shutdown  liabilities  of the WHX
Pension Plan, if they were to occur, would exceed $378 million. WHX disputes the
PBGC's calculation of liabilities and shutdown claims since the actual amount of these  liabilities may be  substantially  less,  based on alternative  actuarial assumptions.  Furthermore,  WHX disputes  the PBGC's  assumption  regarding  the likelihood of large scale shutdowns at WPSC. However,  there can be no assurance that WHX's  assertions will be accepted or that plant shutdowns would not occur.
If the PBGC's action is successful and the WHX Pension Plan is  terminated,  the
PBGC could file a claim  against the  Company in an amount from $143  million to
$521  million,  which WHX would be unable to fund.  WHX  intends  to  vigorously defend itself  against such claims,  but there can be no assurance that WHX will prevail.

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
Various  developments could adversely affect the funded status of the plan. Such developments  include (but are not limited to): (a) a material  reduction in the value of the pension assets; (b) a change in actuarial  assumptions  relating to asset  accumulation and liability  discount rates;  (c) events  triggering early retirement  obligations  such as plant shutdowns  and/or certain types of hourly workforce  reductions  resulting from the Bankruptcy Filing or otherwise and (d)
the  action  taken by the  Pension  Benefit  Guaranty  Corporation  ("PBGC")  to
terminate  the  WHX  Pension  Plan  (see  below).  WHX  has  also  agreed  to be contingently  liable for a portion of the OPEB  Obligations  (as defined below), subject to certain conditions.  Funding obligations,  if they arise, may have an adverse impact on the WHX Group's liquidity. The WPC Group's ability to maintain its current  operating  configurations  and levels of permanent  employment  are dependent  upon its  ability to  maintain  adequate  liquidity.  There can be no assurances that the WPC Group will be able to maintain adequate resources;

                  o  On  March  6,   2003,   the  PBGC   issued  its  Notice  of
Determination  ("Notice") and on March 7, 2003 the PBGC published its Notice and filed a Summons and Complaint  ("Complaint") in United States District Court for
the Southern District of New York seeking the involuntary termination of the WHX
Pension Plan ("WHX Pension Plan"). In the event WHX is not

able to reach an acceptable  agreement  with the PBGC  regarding the WHX Pension
Plan,  and if the PBGC's action is  successful,  there will be material  adverse effects upon the Company, including without limitation, the failure to satisfy a condition  to the  $250  million  Federal  loan  guaranty,  the  uncertainty  of confirming the Plan of Reorganization filed by the WPC Group, and the imposition of significant additional liabilities upon WHX which WHX would be unable to pay;

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

                  o  WHX  and  H&H  each  have  a   significant   amount  of
outstanding  indebtedness,  and their ability to access  capital  markets in the future to refinance such indebtedness may be limited.

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
Group.  If a cessation of operations of the WPC Group or  termination of the WHX
Pension Plan were to occur, the  consequential  cash funding  obligations to the
WHX  Pension  Plan  would  have a  material  adverse  impact  on the  liquidity, financial position and capital resources of the Company.

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
               the Company could be responsible for significant early retirement pension  benefits.  In such a case, the PBGC would likely seek to enforce  claims for shutdown  liabilities  against the Company in addition  to the $143  million  claims  for  accumulated  benefit liabilities  referred to above.  The PBGC asserts  that  shutdown claims arising from a complete liquidation of the WPC Group would result in claims  against the Company as much as $378 million.  A shutdown  of only a portion of the WPC Group's  facilities  would generate shutdown liabilities in a lower amount. WHX disputes the
               PBGC's assertion with regard to each of their claims. If the PBGC were to prevail against the Company,  the PBGC could file a claim against  the  Company  in an  amount  from $143  million  to $521 million, which it would be unable to fund.

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
confirmed,  WHX believes that its liability  for the OPEB  Obligations  would be
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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

            As more fully discussed  above, the PBGC has announced its intention to seek to terminate the WHX Pension  Plan. If the PBGC were to prevail  against the Company,  the PBGC could file a claim in an amount from $143 million to $521 million, which the Company would be unable to fund. An unfavorable resolution of the PBGC action would have a material  adverse effect on the liquidity,  capital resources and results of operations  and financial  position of the the Company.
The following  discussion of Liquidity and Capital  Resources of the Company has
been prepared and is presented without giving effect to any resulting effects of the PBGC action.

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

            On March 6, 2003,  the PBGC  issued its Notice and on March 7, 2003, the PBGC  published  its  Notice  and filed a  Complaint  in the  United  States
District  Court for the Southern  District of New York  seeking the  involuntary termination  of the WHX Pension  Plan.  On March 11, 2003  H&H  informed its lenders  that the PBGC action may have been an  occurrence  that would  preclude
H&H from making certain  representations  to the lenders (as required by the
H&H  Facilities) in connection with future  borrowings.  H&H has elected not to borrow any  additional  funds against the H&H  Facilities  until such time as the PBGC  action is  resolved.  If the PBGC action is upheld and the WHX
Pension  Plan is  terminated,  such  termination  would  constitute  an event of default under the H&H  Facilities.  If H&H is unable to cure the default or  obtain  an  amendment  to  the  H&H  Facilities,  it  could  lead  to  a cancellation  of the H&H  Facilities and an  acceleration of the outstanding borrowings. If the lenders were to accelerate the obligations under the H&H

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
Group.  If a cessation of operations of the WPC Group or  termination of the WHX
Pension Plan were to occur, the  consequential  cash funding  obligations to the
WHX  Pension  Plan  would  have a  material  adverse  impact  on the  liquidity, financial position and capital resources of the Company.

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
               the Company could be responsible for significant early retirement pension  benefits.  In such a case, the PBGC would likely seek to enforce  claims for shutdown  liabilities  against the Company in addition  to the $143  million  claims  for  accumulated  benefit liabilities  referred to above.  The PBGC asserts  that  shutdown claims arising from a complete liquidation of the WPC Group would result in claims  against the Company as much as $378 million.  A shutdown  of only a portion of the WPC Group's  facilities  would generate shutdown liabilities in a lower amount. WHX disputes the
               PBGC's assertion with regard to each of their claims. If the PBGC were to prevail against the Company,  the PBGC could file a claim against  the  Company  in an  amount  from $143  million  to $521 million, which it would be unable to fund.

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
confirmed,  WHX believes that its liability  for the OPEB  Obligations  would be
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

            During  the period  January  1, 2003  through  March 31,  2003,  the
Company purchased and retired $5.7 million aggregate  principal amount of Senior
Notes in the open market for $4.5 million

            On October 4, 2000, WHX  successfully  completed a  solicitation  of consents  from  holders  of the  Notes  to amend  certain  covenants  and  other provisions of the Indenture.  The  amendments are set forth in the  Supplemental
Indenture and provide,  among other things,  for amendments to certain covenants which  restrict  the  Company's  ability  to  make  restricted  payments,  incur additional  indebtedness,  make permitted  investments or utilize  proceeds from asset sales. The Supplemental  Indenture  prohibited the payment of dividends on the  Company's  preferred  stock until  October 1, 2002,  at the  earliest,  and thereafter only in the event that the Company satisfies  certain  conditions set forth  in  the  Indenture,  as  amended  by  the  Supplemental  Indenture.  Such conditions  were not  satisfied  as of  December  31,  2002.  In  addition,  the amendments  remove as events of default  under the Indenture  those  relating to defaults under any mortgage,  indenture or instrument by, judgments  against and bankruptcy,  insolvency  and related  filings and other events of WPC, or any of its direct or indirect subsidiaries.  Accordingly,  the Bankruptcy Filing is not an event of default under the Notes.  In connection  with the  solicitation  WHX made a payment equal to 2% of the principal amount of the Notes ($20 in cash for each $1,000 principal amount of Notes) to each holder of Notes whose consent was received and accepted prior to the expiration  date.  Such payments  amounted to
$5.5 million and will be amortized to interest  expense over the remaining  term of the  Notes.  The PBGC  action  discussed  in Note 3 could lead to an event of default  with  respect to the H&H Credit  Facilities  (see  below),  which could result in an event of default under the Notes.

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
reasonably  be  expected  to  increase  unreasonably  if  the  WHX  Plan  is not terminated." WHX filed an answer to this complaint on March 25, 2003, contesting the PBGC's  action.  The PBGC has  announced in a press release that it contends that the WHX Pension  Plan has roughly $300 million in assets to cover more than
$443 million in benefit liabilities, resulting in a funding shortfall of roughly
$143 million (without accounting for plant shutdown benefits).  Furthermore, the
PBGC  contends in a press  release that plant  shutdown  liabilities  of the WHX
Pension Plan, if they were to occur, would exceed $378 million. WHX disputes the
PBGC's calculation of liabilities and shutdown claims since the actual amount of these  liabilities may be  substantially  less,  based on alternative  actuarial assumptions.  Furthermore,  WHX disputes  the PBGC's  assumption  regarding  the likelihood of large-scale shutdowns at WPSC. However,  there can be no assurance that WHX's assertions will be accepted or that shutdowns would not occur. If the
PBGC's action is  successful  and the WHX Pension Plan is  terminated,  the PBGC could file a claim  against the  Company in an amount from $143  million to $521 million,  which it would be unable to fund.  WHX  intends to  vigorously  defend itself against such claims, but there can be no assurance that it will prevail.

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
         FINANCIAL DISCLOSURES

          NOT APPLICABLE.

                                    Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

            The Company's  Certificate of  Incorporation  and Bylaws provide for the classification of the Board of Directors into three classes. The term of the three Class I Directors  expires at the 2003 Annual Meeting of  Stockholders  of the Company, the term of the three Class II Directors expires at the 2004 Annual
Meeting  of  Stockholders  of the  Company  and the term of the three  Class III
Directors expires at the 2005 Annual Meeting of Stockholders of the Company.

            The following sets forth certain information concerning them:

                                        Principal Occupation                                First Year
                      Class of         for the Past Five Years                               Became
Name                  Director    and Current Public Directorships               Age      a Director(1)
----                  --------    --------------------------------               ---      -------------

Neil D. Arnold          III        DIRECTOR AND VICE  CHAIRMAN OF THE BOARD.      54           1992
                                   Officer   of  WPN  Corp.,   a   financial
                                   consulting  company,  since  August 2001.
                                   Private  Investor  since May 1999.  Group
                                   Finance Director of Lucas Varity plc from
                                   December 1996 to May 1999,  and Executive
                                   Vice  President -  Corporate  Development
                                   from September 1996 to December 1996.

Robert A. Davidow       III        DIRECTOR.  Private investor since January      61           1992
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
                                   Chief Executive  Officer of Overspin Golf
                                   Corp.  from  1993 to 1997.  Chairman  and
                                   Chief  Executive  Officer  of Fiber  Fuel
                                   International,  Inc.,  from 1994 to 1997.
                                   Life    Trustee   to   Carnegie    Mellon
                                   University   since   1980.   Director  of
                                   Skidaway  Heath and Living  Services Inc.
                                   since 2002.

Louis Klein Jr.          I         Director.  Trustee of  Manville  Personal      67           2002
                                   Injury   Settlement   Trust  since  1991.
                                   Trustee   of  WT   Mutual   Fund  and  WT
                                   Investment  Trust  I  (Wilmington  Trust)
                                   since 1998.

Ronald LaBow            III       CHAIRMAN OF THE BOARD.  President of Stonehill  67           1991
                                  Investment Corp. since February  1990.

                                   Director  of Regency  Equities  Corp.,  a
                                   real estate  company,  and an officer and
                                   director   of  WPN  Corp.,   a  financial
                                   consulting company.

Howard Mileaf            I         DIRECTOR.  Consultant  since  2001.  Vice      66           2002
                                   President  and  General  Counsel  of  the
                                   Company  from 1993 to 2001.  Director  of
                                   Web Financial Corporation.

Marvin L. Olshan         II        DIRECTOR.  Secretary of the Company since      74           1991
                                   1991.  Partner,   Olshan  Grundman  Frome
                                   Rosenzweig  & Wolosky  LLP,  from 1956 to
                                   2002, and Of Counsel since 2002.

Garen W. Smith           II        DIRECTOR.  Chairman of the Board of Handy      60           2002
                                   & Harman,  a  subsidiary  of the Company,
                                   since 2003. Vice President, Secretary and
                                   Treasurer   of   Abundance    Corp.,    a
                                   consulting company, since 2002. President
                                   and Chief  Executive  Officer  of Unimast
                                   Incorporated from 1991 to 2002.

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
                                   Enron Corp.,  General American  Investors
                                   Company,  Gentiva Health Services,  Inc.,
                                   Hercules    Incorporated    and    Triarc
                                   Companies,   Inc.,  a  holding   company.
                                   Trustee  of  Petrie  Stores   Liquidating
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

Company's  executive  officers,  directors  and greater  than ten percent  (10%)
beneficial  stockholders,  the  Company  believes  that  during  the year  ended
December 31, 2002, all persons subject to the reporting  requirements of Section
16(a) filed the required reports on a timely basis.

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

                                    Principal Occupation for the Past
Name                          Five Years and Current Public Directorships            Age
----                          -------------------------------------------            ---

James G. Bradley       EXECUTIVE VICE  PRESIDENT.  President and Chief Executive      58
                       Officer of WPSC and WPC since April 1998.  President  and
                       Chief  Operating  Officer of Keppel  Steel  Company  from
                       October 1997 through  April 1998.  Vice  President of WHX
                       from October 1995 through  October 1997.  Executive  Vice
                       President-  Operations  of WPSC from October 1995 through
                       October 1997.

Robert K. Hynes        CHIEF FINANCIAL  OFFICER.  Chief Financial  Officer since      48
                       January  2003.  Vice  President--Finance  from  June 2001
                       through  January 2003.  Vice President of H&H since March
                       2000.  Director of Audit and  Financial  Standards of H&H
                       from April 1995 through March 2000.

Daniel P. Murphy       PRESIDENT,  HANDY & Harman.  President  of Handy & Harman      42
                       since  February  2003.  Vice  President of Handy & Harman
                       Engineered  Materials  Group from  January  2002  through
                       February 2003. President of Olympic  Manufacturing Group,
                       Inc. from February 1994 through December 2001.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth, for the fiscal years indicated,  all compensation awarded to, paid to or earned by the following type of executive  officers for the fiscal  years ended  December 31, 2000,  2001 and
2002: (i)  individuals who served as, or acted in the capacity of, the Company's principal  executive  officer for the fiscal year ended  December  31, 2002 (Mr.
LeBlanc served as the Company's  Principal  Executive Officer in 2002); (ii) the
Company's other most highly compensated executive officers,  which together with the Principal Executive Officer are the most highly compensated  officers of the
Company whose salary and bonus exceeded $100,000 with respect to the fiscal year ended  December  31, 2002 and who were  employed at the end of fiscal year 2002;
and (iii) up to two additional  individuals for whom disclosure  would have been provided  but for the fact that the  individual  was not serving as an executive officer of the  Company at the end of fiscal  year  2002.  Please  note that the executive  officers  identified  in (i),  (ii) and (iii) above are  collectively referred to as the "Named Executive Officers."

                                                     SUMMARY COMPENSATION TABLE

                                                                                                Long Term
                                               Annual Compensation                             Compensation
                                         -------------------------------------------         -------------------
                                                                        Other Annual             Securities            All Other
                                           Salary        Bonus          Compensation             Underlying           Compensation
Name and Principal Position      Year        ($)        ($)(1)             ($)(2)                Options (#)             ($)(3)
---------------------------      ----      -------    ---------         -------------        -------------------     --------------

Robert D. LeBlanc(4)             2002      486,615        --                 --                  17,500                   3,045(5)
Executive Vice President         2001      460,000        --                 --                  53,333                   2,771(5)
(Principal Executive Officer)    2000      433,500      175,000              --                   --                      2,496(5)

James G. Bradley                 2002      357,917                                                                       17,500
Executive Vice President         2001      385,000        --                 --                   --                     14,350
                                 2000      400,000        --                 --                   --                     12,350

Robert K. Hynes                  2002      219,961        --                 --                   7,500                     715(5)
Chief (5) Officer (6)            2001      174,277       15,000              --                  16,666                     716(5)
                                 2000      138,882       55,000              --                   3,333                     462(5)

---------------------------
(1)         Messrs.  LeBlanc and Hynes were granted bonuses  pursuant to the H&H
            Management  Incentive  Plan in 2001 for  services  performed  in the prior year. Mr. Hynes was granted a bonus by the Company in 2002 for services  performed in the prior year.  All bonus  amounts have been attributed to the year in which the services were performed.

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

(4)         Mr. LeBlanc  resigned from his positions with the Company  effective
            March 14, 2003.

(5)         Represents insurance premiums paid by the Company.

(6)         Mr. Hynes'  employment as an officer of the Company  commenced  June
            2001.  Prior to such time,  he was an employee of Handy & Harman,  a subsidiary of the Company.

            OPTION  GRANTS  TABLE.   The  following  table  sets  forth  certain
information  regarding  stock option grants made to each of the Named  Executive
Officers during the fiscal year ended December 31, 2002.

                                            OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               Potential Realizable
                                                                                                Value at Assumed
                                                                                               Annual Rates of Stock
                                                                                                Price Appreciation for
                                   Individual Grants                                                 Option Term
                                   -----------------                                                 -----------
                                               % of Total
                                                Options
                        Number of Securities    Granted to        Exercise
                         Underlying Options    Employees in         Price      Expiration
Name                         Granted(1)         Fiscal Year        ($/Sh)         Date            5%($)        10%($)
----                         ----------         -----------        -------        ----            -----        ------

Robert D. LeBlanc.......       17,500              20.3%           $2.30        Expired             -            -
James G. Bradley........          0                  -               -             -                -            -
Robert K. Hynes.........        7,500               8.7%           $2.30         9/9/12          $10,848      $27,492

-------------------

(1)   All options were  granted  under the  Company's  2001 Stock Option Plan on
      September  10, 2002.  33.33% of such  options  vested upon the grant date,
      33.33% vest on the first  anniversary of the grant date and 33.34% vest on the second anniversary of the grant date.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

            The  following  table  sets  forth  certain  information  concerning unexercised  stock options held by the Named  Executive  Officers as of December
31, 2002.

                           Number of Securities Underlying    Value of Unexercised In-the-
                             Unexercised Options at 2002         Money Options at 2002
                                 Fiscal Year-End ($)(1)            Fiscal Year-End(#)(1)
Name                           Exercisable/Unexercisable          Exercisable/Unexercisable
----                       -------------------------------   ------------------------------

Robert D. LeBlanc.........           110,273/47,226                13,413.60/26,836.40
James G. Bradley..........              86,666/0                           0/0
Robert K. Hynes...........            20,274/10,558                     5,750/11,500

-------------------

(1)         On December 31, 2002,  the last  reported  sales price of the Common
            Stock as reported on the New York Stock Exchange  Composite Tape was
            $2.45.

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

            The following Table shows the projected Annual Retirement  Benefits, payable on the basis of ten years of certain  payments and  thereafter for life, to each of the individuals  listed in the Summary  Compensation  Table at age 65 assuming continuation of employment until age 65. The amounts shown under Salary reflect the current rate of salary as plan compensation for Messrs.  LeBlanc and
Hynes of $500,000 and $250,000,  respectively, and includes the benefits payable under both the WHX Pension Plan and the SERP. The amount of benefits shown under
Bonus would be payable under the SERP and assumes  continuation of the amount of
Bonus received on average over the prior 3 fiscal years. Robert LeBlanc resigned from his  positions  with the Company  effective  March 14,  2003.  Accordingly, certain  of the  assumptions  and  calculations  from the  chart  below  will be effected.

                           EXECUTIVE PENSION BENEFITS

               Normal Retirement                           Annual Retirement Benefits From:
Name                Date (NRD)       Service at NRD        Salary        Bonus          Total
----                ----------       --------------        ------        -----          -----
R. D. LeBlanc      July 1, 2014      17 yrs. 8 mos.       $165,685      $ 31,493       $197,178
R. K. Hynes        Sept. 1, 2019     30 yrs. 1 mos.       $111,141      $ 17,060       $128,201

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

            DEFERRED  COMPENSATION  AGREEMENTS.  Except as described in the next paragraph with respect to the employment agreements of Messrs. LeBlanc, Bradley,
Hynes and Murphy, no plan or arrangement exists which results in compensation to a Named  Executive  Officer in excess of  $100,000  upon such  officer's  future termination of employment or upon a change-of-control.

            EMPLOYMENT  AGREEMENTS.  Mr. Robert D. LeBlanc became Executive Vice
President of the Company pursuant to a three-year  employment agreement dated as of April 7, 1998,  which was  automatically  extended  for  successive  two-year periods unless earlier terminated  pursuant to the provisions of such agreement.
The  agreement  provided  for an annual  salary to Mr.  LeBlanc  of no less than
$400,000 and an annual bonus to be awarded at the Company's sole discretion. Mr.
LeBlanc was granted a bonus of $175,000 in 2001 for services  performed in 2000.
Mr.  LeBlanc was not granted a bonus in 2003 or 2002 for  services  performed in
2002 or 2001,  respectively.  Mr.  LeBlanc  resigned from his positions with the
Company  effective  March 14, 2003. In  connection  with such  resignation,  Mr.
LeBlanc  received a payment of $1,316,667  as required  pursuant to the terms of his employment agreement,  as well as other amounts pursuant to Handy & Harman's benefit plans.

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
Bradley of  $400,000  and an annual  bonus to be awarded at the  Company's  sole discretion.  Mr.  Bradley  was not  granted  bonuses in 2003,  2002 and 2001 for services  performed in 2002,  2001 and 2000. The Agreement also provides for Mr.
Bradley to receive a retirement  benefit  under  certain  circumstances.  In the event that Mr. Bradley's employment is terminated by the Company other than with cause, he will receive a payment of $1,200,000.

            Mr.  Robert K. Hynes  became Vice  President-Finance  of the Company pursuant to a one-year  employment  agreement dated July 1, 2001,  which will be automatically extended for successive one-year periods unless earlier terminated pursuant to the  provisions of such  agreement.  Mr. Hynes was promoted to Chief
Financial  Officer in January 2003. The agreement  provides for an annual salary to Mr.  Hynes of no less than  $200,000 and an annual bonus to be awarded at the
Company's sole discretion.  Mr. Hynes was granted a bonus of $15,000 in 2002 for services  performed  in  2001.  In the  event  that  Mr.  Hynes'  employment  is terminated  by the Company  other than with cause,  he will receive a payment of one year's base salary at the  highest  rate in affect for the twelve  preceding months plus bonus plan and compensation accrued.

            Mr. Garen W. Smith became a consultant of the Company  pursuant to a one-year  consulting  agreement  between the Company and  Abundance  Corporation
("Abundance"),  of which Mr. Smith is an officer and an employee, dated February
12, 2003, which will be automatically  extended for successive  one-year periods unless  earlier  terminated  pursuant to the provisions of such  agreement.  The agreement  provides  for an annual  payment of  $200,000.  In the event that the agreement is  terminated by the Company  other than with cause,  Abundance  will receive the remainder of the annual payment.

            REPORT ON REPRICING OF OPTIONS.  None of the stock  options  granted under any of the  Company's  plans were  repriced in the fiscal year ended 2002.
All options were reduced by two-thirds and the exercise price of each option was multiplied by three,  pursuant to the  one-for-three  reverse stock split of the
Common Stock effectuated on August 22, 2002.

            COMPENSATION COMMITTEE INTERLOCK AND INSIDER PARTICIPATION.  Messrs.
Davidow,  Goldsmith  and  Olshan  each  served as a member  of the  Compensation
Committee  of the Board of Directors  during the fiscal year ended  December 31,
2002.  Mr. Olshan is Of Counsel of Olshan  Grundman  Frome  Rosenzweig & Wolosky
LLP,  which the Company has retained as outside  general  counsel  since January
1991.  The fees paid such firm by the  Company do not  exceed 5% of such  firm's gross revenues for the fiscal year ended December 31, 2002.

            DIRECTOR  COMPENSATION.   Directors  of  the  Company  who  are  not
employees  of  the  Company  or  its   subsidiaries   are  entitled  to  receive
compensation  for  serving as  directors  in the amount of $40,000 per annum and
$1,000 per Board Meeting, $800 per Committee Meeting attended in person and $500 per  telephonic  meeting  (other than the Stock Option  Committee  and the Audit
Committee), and $1,000 per day of consultation and other services provided other than at  meetings  of the Board or  Committees  thereof,  at the  request of the
Chairman of the Board.  Committee Chairmen also receive an additional annual fee of $1,800 (other than the Stock Option Committee and the Audit Committee).  Each
Audit Committee  member receives a payment of $20,000 per year, and the chairman of the Audit Committee receives a payment of $25,000 per year.  Directors of the
Company  (other than the Chairman of the Board or directors who are employees of the Company or its subsidiaries) also received options to purchase 25,000 shares of Common Stock on December 1, 1997 and receive options to purchase 5,000 shares of Common Stock per annum on the date of each annual meeting of  stockholders up to a maximum of 40,000  shares of Common Stock  pursuant to the  Company's  1997
Directors  Stock  Option Plan (the "1997  Plan").  All  directors of the Company except for Messrs.  Klein and Mileaf  permitted to  participate in the 1997 Plan have received the maximum number of shares permitted to be issued thereunder.

            MANAGEMENT  AGREEMENT  WITH  WPN  CORP.  Pursuant  to  a  management agreement  effective  as  of  January  3,  1991,  as  amended  (the  "Management
Agreement"),  approved by a majority of the Company's  disinterested  directors,
WPN Corp.  ("WPN"),  of which  Ronald  LaBow,  the  Chairman of the Board of the
Company,  is  the  sole  stockholder  and  an  officer  and  director,  provides financial,  management, advisory and consulting services to the Company, subject to the supervision  and control of the  disinterested  directors.  Such services
include,   among  others,   identification,   evaluation   and   negotiation  of
acquisitions,  responsibility  for  financing  matters,  review  of  annual  and quarterly budgets,  supervision and administration,  as appropriate,  of all the
Company's  accounting and financial  functions and review and supervision of the
Company's  reporting  obligations  under Federal and state  securities laws. For fiscal year 2002, 2001 and 2000, WPN received a monthly fee of  $520,833.33.  In
August 1997, the Company granted WPN options to acquire 333,333 shares of Common
Stock.  Such  options  are held by WPN as nominee for Ronald  LaBow,  Stewart E.
Tabin and Neale X.  Trangucci,  each of whom is an officer  of WPN,  and has the right to acquire  200,000,  66,666 and 66,666  shares,  respectively,  of Common
Stock. WPN additionally  beneficially owns options to purchase 327,500 shares of
Common Stock. The weighted average exercise price of all such options is $30.69.
None  of  these   options  were   exercised  in  2002.   The  Company   provides

indemnification  for  WPN's  employees,   officers  and  directors  against  any
liability,  obligation  or loss  resulting  from their  actions  pursuant to the
Management  Agreement.  The  Management  Agreement  has a two  year  term and is renewable  automatically  for successive two year periods,  unless terminated by either  party upon 60 days'  notice prior to the renewal  date.  WPN Corp.  also receives  certain  benefits  from  financial  intermediaries  which it transacts business  with on behalf of the  Company in the form of research  materials  and services, which are used by WPN Corp. on behalf of the Company and in connection with its  other  activities.  For the  fiscal  year  2002,  the  amount  of such reimbursement  was approximately  $75,000.  WPN has not derived any other income and has not received  reimbursement  of any of its  expenses  (other than health benefits and standard  directors'  fees) from the Company in connection with the performance of services  described  above. The Company believes that the cost of obtaining the type and quality of services  rendered by WPN under the Management
Agreement is no less  favorable  than the cost at which the Company could obtain from unaffiliated entities.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth information  concerning  ownership of the Common Stock of WHX  Corporation  (the  "Company")  outstanding at April 14,
2003, by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common  Stock,  (ii) each  director,  (iii) each of the executive  officers  named in the  summary  compensation  table  and (iv) by all directors and executive officers of the Company as a group.

                                                      Shares Beneficially     Percentage
Name and Address of Beneficial Owner (1)                    Owned(2)          of Class(2)
----------------------------------------                    --------          -----------

Deutsche Bank A.G.(3)
TaunusanIage 12, D-60325
Frankfurt am Main, Federal Republic of Germany........        1,657,490          23.9%
WPN Corp.(4)
110 E. 59th Street
New York, New York  10022.............................         568,413            9.6%
Dimensional Fund Advisors Inc.(5)
1299 Ocean Avenue, 11th Floor
Santa Monica, California  90401......................          406,736            7.5%
Gabelli Asset Management, Inc.(6)
One Corporate Center,
Rye, New York  10580................................           795,910           13.9%
Alliance Capital Management L.P.(7)
1290 Avenue of the Americas
New York, New York  10104...........................          387,366             7.2%
Dewey Square Investors Corporation(8)
One Financial Center
Boston, Massachusetts  02111........................          288,806             5.3%
Ronald LaBow........................................          568,413(4)          9.6%
Neil D. Arnold......................................           61,879(9)          1.1%
Robert A. Davidow...................................           61,372(10)         1.1%
William Goldsmith...................................           33,329(9)           *

Robert D. LeBlanc...................................          101,559(11)         1.9%
Marvin L. Olshan....................................           37,772(12)          *
Raymond S. Troubh...................................           48,995(13)          *
James G. Bradley....................................           86,666(9)          1.6%
Robert K. Hynes.....................................           22,609(14)          *
Louis Klein Jr......................................            2,000              *
Garen W. Smith .....................................           63,397(15)         1.2%
All Directors and Executive Officers as a Group
(11 persons) ........................................       1,087,991(16)        17.1%

-------------------

*           Less than one percent.

(1)         Each  stockholder,  director and  executive  officer has sole voting power  and  sole  dispositive  power  with  respect  to  all  shares beneficially owned by him, unless otherwise indicated.

(2)         Based upon shares of Common Stock  outstanding  at April 14, 2003 of
            5,405,856   shares.   Share  totals  are  adjusted  to  reflect  the
            one-for-three reverse stock split effectuated on August 22, 2002.

(3)         Based on a  Schedule  13G/A  filed in May 2002,  Deutsche  Bank A.G.
            beneficially  holds 871,000  shares of Series A Preferred  Stock and
            738,360 shares of Series B Preferred Stock  convertible into 919,950 and 603,240 shares of Common Stock, respectively, and 134,300 shares of Common Stock.

(4)         Based on a Schedule 13D filed jointly in December 1997 by WPN Corp.,
            Ronald  LaBow,  Stewart  E. Tabin and Neale X.  Trangucci.  Includes
            527,500  shares of Common Stock  issuable  upon  exercise of options within 60 days hereof.  Ronald LaBow, the Company's Chairman, is the sole stockholder of WPN Corp. Consequently,  Mr. LaBow may be deemed to be the  beneficial  owner of all shares of Common  Stock owned by
            WPN Corp. Mr. LaBow disclaims beneficial ownership of the options to purchase 133,332 shares of Common Stock held by WPN Corp. as nominee for Messrs. Tabin and Trangucci, all of which are exercisable within
            60 days  hereof.  Messrs.  Tabin  and  Trangucci  are  officers  and directors  of WPN Corp.  and  disclaim  beneficial  ownership of all shares of Common  Stock  owned by WPN Corp.,  except for  options to purchase  such 133,332  shares of Common Stock held by WPN Corp.  as nominee for Messrs.  Tabin and Trangucci.  Each of Messrs. Tabin and
            Trangucci  holds  options,  exercisable  within 60 days  hereof,  to purchase 180,549 shares of Common Stock.

(5)         Dimensional  Fund  Advisors,  Inc.  ("Dimensional"),  an  investment advisor registered under Section 203 of the Investment  Advisors Act of 1940,  furnishes  investment advice to four investment  companies registered  under the Investment  Company Act of 1940, and serves as investment  manager to certain  other  commingled  group  trusts and separate accounts. (These investment companies,  trusts and accounts are the  "Funds.")  In its role as  investment  advisor or  manager,
            Dimensional  possesses  voting and/or  investment power over 406,736 shares of WHX  Corporation  Stock as of December 31, 2002. The Funds

            own all  securities  reported  in this  statement,  and  Dimensional disclaims beneficial ownership of such securities.

(6)         Based on a Schedule  13D/A filed in December  2002,  Gabelli  Funds,
            LLC, GAMCO Investors, Inc., Gabelli Securities, Inc., MJG Associates
            Inc.  and Gabelli  Advisors,  Inc.  collectively  beneficially  hold
            795,910 shares of Common Stock.  This amount includes 154,809 shares of Series A Preferred Stock and 168,056 shares of Series B Preferred
            Stock  convertible  into 163,509 and 137,301 shares of Common Stock, respectively.

(7)         Based on a Schedule  13G filed  jointly in February  1999,  Alliance
            Capital  Management,  L.P.,  AXA, AXA Assurances  I.A.R.D.  Mutuelle
            ("AXAAIM"),  AXA Assurances Vie Mutuelle ("AXAAVM"), AXA Conseil Vie
            Assurance  Mutuelle  ("AXACVAM"),  AXA Courtage  Assurance  Mutuelle
            ("AXACAM")   and  The   Equitable   Companies,   Inc.   collectively
            beneficially hold 387,366 shares of Common Stock. The address of AXA is 9 Place  Vendome 75001 Paris,  France.  The address of AXAAIM and
            AXAAVM is 21, rue de Chateaudun 75009 Paris,  France. The address of
            AXACVAM  is  100-101  Terrasse  Boieldieu  92042  Paris La  Defense,
            France. The address of AXACAM is 26, rue Louis le Grand 75002 Paris,
            France.

(8)         Based on a  Schedule  13G/A  filed in  January  1999,  Dewey  Square
            Investors Corp.  beneficially  holds 288,806 shares of Common Stock.
            This amount includes Common Stock issuable upon their  conversion of
            Preferred Stock.

(9)         Consists of shares of Common Stock  issuable upon their  exercise of options within 60 days hereof.

(10)        Includes  34,439 shares of Common Stock issuable upon their exercise of options within 60 days hereof, and approximately 26,933 shares of
            Common Stock  issuable upon  conversion of 25,500 shares of Series A
            Preferred Stock.

(11)        Includes  86,666 shares of Common Stock issuable upon their exercise of options within 60 days hereof, 12,077 shares of Common Stock, and
            817 shares of Common Stock issuable upon  conversion of 1,000 shares of Series B Preferred  Stock  owned  directly  by Mr.  LeBlanc,  333 shares of Common Stock held by Mr.  LeBlanc's  wife and 1,666 shares of Common Stock held by Mr. LeBlanc's children. Mr. LeBlanc resigned from his positions with the Company effective March 14, 2003.

(12)        Includes  34,439 shares of Common Stock issuable upon their exercise of options within 60 days hereof.

(13)        Includes  31,662 shares of Common Stock issuable upon their exercise of options within 60 days hereof.

(14)        Includes  20,274 shares of Common Stock issuable upon their exercise of options within 60 days hereof.

(15)        Includes  53,914 shares of Common Stock issuable upon their exercise of options  within 60 days  hereof,  and 817 shares of Common  Stock issuable  upon  conversion  of 1,000  shares of  Series B  Preferred
            Stock.

(16)        Includes 970,968 shares of Common Stock issuable upon their exercise of options within 60 days hereof.

                        EQUITY COMPENSATION PLAN SUMMARY

            The following  table sets forth  information as of December 31, 2002 regarding the number of shares of Common Stock issued and available for issuance under the Company's existing equity compensation plans:

                                                                                       Number of
                                                                                  securities remaining
                                                                                  available for future
                                                                                       issuance
                                Number of securities                                  under equity
                                 to be issued upon         Weighted-average        compensation plans
                                     exercise of          exercise price of      (excluding securities
                                 outstanding options,    outstanding options,          reflected
    Plan category                warrants and rights     warrants and rights         in column (a))

                                          (a)                   (b)                       (c)
Equity compensation plans
approved by security
holders                                2,013,298              $27.805                   670,035

Equity compensation plans
not approved by security
holders                                    __                   __                        __

Total                                  2,013,298              $27.805                   670,035

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Marvin L.  Olshan,  a director and  Secretary of the Company,  is Of
Counsel of Olshan Grundman Frome  Rosenzweig &  Wolosky LLP  ("OGFR&W").
The Company has retained OGFR&W as its outside general counsel since January
1991.  The fees paid such firm by the  Company do not  exceed 5% of such  firm's gross revenues for the fiscal year ended December 31, 2002.

            Neil D. Arnold,  a director of the Company,  joined WPN Corp.  as an officer in August 2001. WPN Corp. is wholly-owned  by Ronald LaBow,  Chairman of the  Board  of the  Company,  and is party to a  management  agreement  with the
Company - see below.  Mr.  Arnold was paid  $500,000 by WPN for his  services in
2002.

            Garen W. Smith,  a director of the Company and former  president and
chief  executive  officer  of  Unimast   Incorporated,   a  former  wholly-owned
subsidiary of the Company until its sale in 2002,  received a payment $2,734,700 in 2002  relating  to his  efforts  in  connection  with  the  sale  of  Unimast
Incorporated  by the  Company  prior to the time he  became  a  director  of the
Company.

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
The Management Agreement has a two year term and is renewable  automatically for successive  two year  periods,  unless  terminated by either party upon 60 days'
notice  prior  to the  renewal  date.  The  Company  believes  that  the cost of obtaining the type and quality of services  rendered by WPN under the Management
Agreement is no less  favorable  than the cost at which the Company could obtain from unaffiliated  entities.  See "Executive  Compensation-Management  Agreement
with WPN Corp."

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

ITEM 15.    PRINCIPAL ACCOUNTING FEES AND SERVICES

THE FOLLOWING FEES WERE BILLED BY PRICEWATERHOUSECOOPERS  LLP TO THE COMPANY FOR
SERVICES  PERFORMED  ON BEHALF OF THE  COMPANY  (EXCLUDING  THE WPC  GROUP),  AS
DESCRIBED BELOW:

            AUDIT FEES: The aggregate fees for professional services rendered by
PricewaterhouseCoopers  LLP for the  audit  of the  Company's  annual  financial statements  for the fiscal year ended  December  31, 2002 and the reviews of the financial  statements  included in the Company's Form 10-Qs for such fiscal year were approximately  $566,000 (including expenses),  of which $282,000 was billed in fiscal  2002.  During  fiscal  2002,  PricewaterhouseCoopers  LLP  billed the
Company $60,000  (including  expenses) for additional audit fees relating to the audit of the Company's  annual  financial  statements  for the fiscal year ended
December 31, 2001.

            The   aggregate   fees  for   professional   services   rendered  by
PricewaterhouseCoopers  LLP for the  audit  of the  Company's  annual  financial statements  for the fiscal year ended  December  31, 2001 and the reviews of the financial  statements  included in the Company's Form 10-Qs for such fiscal year were approximately  $564,000 (including expenses),  of which $268,000 was billed in fiscal  2001.  During  fiscal  2001,  PricewaterhouseCoopers  LLP  billed the
Company $319,000 (including  expenses) for additional audit fees relating to the audit of the Company's  annual  financial  statements  for the fiscal year ended
December 31, 2000.

            AUDIT-RELATED  FEES: The aggregate  fees billed by  Pricewaterhouse-
Coopers LLP for audit-related services for the years ended December 31, 2001 and
December 31, 2002 were approximately  $86,000 and $97,000,  respectively.  Audit related fees consist  principally of fees for audits of financial  statements of certain employee benefit plans and due diligence related to divestitures.

            TAX FEES: The aggregate fees for professional  services  rendered by
PricewaterhouseCoopers  LLP for tax compliance,  tax advice and tax planning for the fiscal years ended  December 31, 2001 and December 31, 2002 were $80,000 and
$145,000, respectively.

            ALL  OTHER  FEES:   No  other  fees  were   incurred  or  billed  by
PricewaterhouseCoopers LLP during the years ended December 31, 2001 and December
31, 2002.

THE FOLLOWING  FEES WERE BILLED BY  PRICEWATERHOUSECOOPERS  LLP TO THE WPC GROUP
FOR SERVICES PERFORMED ON BEHALF OF THE WPC GROUP, AS DESCRIBED BELOW:

            AUDIT FEES: The aggregate fees for professional services rendered by
PricewaterhouseCoopers  LLP for the audit of the WPC  Group's  annual  financial statements  for the fiscal years ended  December 31, 2001 and December 31, 2002, respectively,  were approximately  $269,000 and $300,000  (including  expenses), respectively,  of which  $114,000  and  $205,000  were  billed in 2001 and 2002.
Wheeling-Pittsburgh   Corporation  and  its  subsidiaries   are   unconsolidated
subsidiaries of the Company.

            AUDIT-RELATED     FEES:     The    aggregate    fees    billed    by
PricewaterhouseCoopers  LLP  for  audit-related  services  for the  years  ended
December 31, 2001 and December 31, 2002 were approximately  $63,000 and $69,000, respectively. These fees are for audits of certain employee benefit plans.

            TAX FEES: The aggregate fees for professional  services  rendered by
PricewaterhouseCoopers  LLP for tax compliance,  tax advice and tax planning for the fiscal year ended December 31, 2001 was $32,000.  There were no tax services rendered in 2002.

            ALL OTHER FEES: The aggregate  fees billed for services  rendered by
PricewaterhouseCoopers  LLP, other than the services  referred to above, for the fiscal year ended  December 31, 2001 was  approximately  $1,884,000 for services performed  on  behalf of the WPC  Group  primarily  for  advice  and  assistance relating  to the WPC  Group's  bankruptcy  proceedings  and  related  regulatory filings.  No other fees were  incurred or billed by  PricewaterhouseCoopers  LLP during the year ended December 31, 2002.

            The  audit  committee  has  considered   whether  the  provision  by
PricewaterhouseCoopers  LLP of the  services  covered by the fees other than the
audit  fees  is  compatible  with   maintaining   PricewaterhouseCoopers   LLP's
independence and believes that it is compatible.

                                     PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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
            2001.

**   10.21  Stock  Redemption  Agreement  dated as of  November  16, 2001 by and among WHX Entertainment Corp., Sportsystems Corporation and Wheeling
            Downs Racing Association, Inc.

**   10.22  Stock  Purchase  Agreement  dated as of June 24, 2002 by and between
            Worthington Industries, Inc. and WHX Corporation.

      21.1  Subsidiaries  of  Registrant -  Incorporated  herein by reference to
            Exhibit 21.1 to the 1999 Form 10-K.

*     23.1  Consent of PricewaterhouseCoopers LLP

*     99.1  Certification of Principal Executive Officer

*     99.2  Certification of Principal Financial Officer

(b) Financial Statements:

          1.   Audited Financial Statements of WHX Corporation (Parent Only).

          2.   Audited Financial Statements of  Wheeling-Pittsburgh  Corporation
               and Subsidiaries.

(c) Reports on Form 8-K Filed:

          October 9, 2002
          November 8, 2002

          * - filed herewith.

         ** - filed on Form 10-K as filed on April 15, 2003.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has signed this report by the  undersigned, thereunto  duly  authorized in the City of New York,  State of New York on April
29, 2003.

WHX CORPORATION

By    /s/ Neil D. Arnold                         Date        April 29, 2003
      ----------------------------------
      Neil D. Arnold, Vice Chairman

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
                                                April 29, 2003

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
                                         April 29, 2003

        Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors and
Stockholders of WHX Corporation

Our audits of the consolidated  financial  statements  referred to in our report dated April 11, 2003 appearing in the WHX Corporation 2002 Annual Report on Form
10 K (which report and consolidated  financial statements are included in Item 8 of this Form 10 K) also included an audit of the financial statement schedule of the Condensed Financial Statements of the registrant listed in Item 15(b) (1) of this Form 10 K. In our  opinion,  this  financial  statement  schedule  presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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
Group.  In a press  release,  the PBGC  contends  that the WHX Pension  Plan has roughly  $300  million  in assets to cover  more than $443  million  in  benefit liabilities  resulting  in a funding  shortfall  of  approximately  $143 million
(without accounting for plant shutdown benefits). Furthermore, in a press lease, the PBGC  contends  that plant  shutdown  liabilities,  could be as much as $378 million.  WHX disputes the PBGC's calculation of liabilities and shutdown claims since the actual amount of these liabilities may be substantially less, based on alternative actuarial assumptions. However, there can be no assurance that WHX's assertions  will be accepted.  If the PBGC's  action is  successful  and the WHX
Pension  Plan is  terminated,  WHX expects that it will be subject to a claim by the PBGC of at least $143  million.  WHX  intends to  vigorously  defend  itself against such claims, but there can be no assurance that WHX will prevail. If the
WHX Pension Plan were  terminated,  WHX believes it is unlikely that the present
Plan of  Reorganization,  filed with the Bankruptcy  Court filed on December 29,
2002, will be confirmed.  Furthermore,  it is doubtful that an alternative  plan could be confirmed in a  reasonable  time frame  (although  WPC  management  has indicated  that it would  attempt to pursue such an alternate  plan).  In either case there can be no assurance as to the future of the WPC Group. If a cessation of operations of the WPC Group or  termination of the WHX Pension Plan Plan were to occur,  the  consequential  cash funding  obligations to the WHX Pension Plan would have a material  adverse impact on the liquidity,  financial  position and capital resources of the Company.

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
               the Company could be responsible for significant early retirement pension  benefits.  In such a case, the PBGC would likely seek to enforce  claims for shutdown  liabilities  against the Company in addition  to the $143  million  claims  for  accumulated  benefit liabilities  referred to above.  The PBGC asserts  that  shutdown claims arising from a complete liquidation of the WPC Group would result in claims  against the Company as much as $378 million.  A shutdown  of only a portion of the WPC Group's  facilities  would generate shutdown liabilities in a lower amount. WHX disputes the
               PBGC's assertion with regard to each of their claims. If the PBGC were to prevail against the Company,  the PBGC could file a claim against  the  Company  in an  amount  from $143  million  to $521 million, which it would be unable to fund.

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
confirmed,  WHX believes that its liability  for the OPEB  Obligations  would be
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

                                            Year ended December 31,
                                      --------------------------------
                                        2002         2001         2000
                                      -------      -------      ------
                                                (in thousands)
Charged to Handy & Harman         $   750      $   750      $   750
Charged to WPC                              -            -        2,083
                                      -------      -------      -------
                                      $   750      $   750      $ 2,833
                                      =======      =======      =======

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

            Subject  to certain  exceptions  set forth in the  Bankruptcy  Code, acceptance of a plan of reorganization requires approval of the Bankruptcy Court and the affirmative  vote (i.e. more than 50% of the number and at least 66-2/3%
of the dollar amount,  both with regard to claims  actually voted) of each class of  creditors  and  equity  holders  whose  claims  are  impaired  by the  plan.
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

9-1/4% SENIOR NOTES DUE 2007 AND TERM LOAN:

            On  November  26, 1997 the Company  issued  $275  million  principal amount of 9-1/4%  Senior  Notes.  Interest on the 9-1/4% Senior Notes is payable semi-annually on May 15 and November 15 of each year. The Senior Notes mature on
November 15, 2007.  The 9-1/4% Senior Notes were  exchanged for identical  notes which were issued pursuant to an exchange offer  registered under the Securities
Act of 1933, as amended.  The 9-1/4% Senior Notes are unsecured  obligations  of the  Company,  ranking  senior in right of  payment to all  existing  and future subordinated  indebtedness of the Company,  and pari passu with all existing and future senior unsecured indebtedness of the Company,  including borrowings under the Term Loan Agreement.  The 9-1/4% Senior Notes are fully and  unconditionally guaranteed  on a joint and several  and senior  basis by the  guarantors,  which consist of the Company's present and future operating subsidiaries.

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

            On March 6, 2003, the PBGC  announced  that it had determined  under provisions  of ERISA that the WHX  pension  plan must  terminate  as of March 7,
2003, and that PBGC should become  statutory  trustee of the pension plan.  This action was  prompted  by the  February 28  rejection  of the $250  million  loan guarantee.  The PBGC has been notified of the loan  guarantee  approval on March
26, 2003. Obtaining an acceptable resolution of the treatment of the WHX Pension
Plan is a condition to the loan  guarantee.  If an acceptable  resolution is not obtained on or before June 30, 2003, then a condition to the loan guarantee will not have been  satisfied.  If the loan  guarantee  is not granted it is unlikely that the present  Plan of  Reorganization,  filed with the  Bankruptcy  Court on
December 29,  2002,  or any amended Plan of  Reorganization  will be  confirmed.
Furthermore,  it is doubtful  that an  alternative  plan could be confirmed in a reasonable  time frame,  although the company has indicated that it would pursue such an  alternate  plan.  In either  case,  there can be no assurance as to the future of the WPC Group.

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

