Form 10-Q
period 2003-03-31
WHX CORP
filed 2003-05-15
CIK 106618

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended    March 31, 2003
                                       -------------------

/ /     TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ________________ to _____________________

          For Quarter Ended March 31, 2003         Commission File Number 1-2394

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined by Rule 12b-2 of the Exchange Act). Yes / / No /X/

The number of shares of Common  Stock issued and  outstanding  as of May 1, 2003 was 5,405,856.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                          2003           2002
--------------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)

Net sales                                                               $ 81,000      $ 92,823

Cost of goods sold                                                        66,949        75,191
                                                                        --------      --------

Gross profit                                                              14,051        17,632

Selling, general and administrative expenses                              21,986        17,019
                                                                        --------      --------
Income (loss) from operations                                             (7,935)          613
                                                                        --------      --------

Other:
           Interest expense                                                5,017         8,803
           Gain on early retirement of debt                                1,033        29,016
           Other income (expense)                                         (1,508)        1,238
                                                                        --------      --------

Income (loss) from continuing operations before taxes                    (13,427)       22,064

Tax benefit                                                               (4,579)         (787)
                                                                        --------      --------

Income (loss) from continuing operations                                  (8,848)       22,851
                                                                        --------      --------

Discontinued operations:

    Income from discontinued operations - net of tax                        --           1,851
                                                                        --------      --------

                                                                            --           1,851
                                                                        --------      --------

Income (loss) before cumulative effect of accounting change               (8,848)       24,702

Cumulative effect of accounting change (Note 4)                             --         (44,000)
                                                                        --------      --------

Net loss                                                                $ (8,848)     $(19,298)
                                                                        ========      ========

Dividend requirement for preferred stock                                $  4,856      $  4,775
                                                                        ========      ========

Net loss applicable to common stockholders                              $(13,704)     $(24,073)
                                                                        ========      ========

Basic per share of common stock

Income (loss) from continuing operations net of preferred dividends     $  (2.57)     $   3.42
Discontinued operations                                                     --            0.35
Cumulative effect of accounting change                                      --           (8.32)
                                                                        --------      --------
Net loss per share                                                      $  (2.57)     $  (4.55)
                                                                        ========      ========

Diluted per share of common stock

Income (loss) from continuing operations                                $  (2.57)     $   2.17
Discontinued operations                                                     --            0.18
Cumulative effect of accounting change                                      --           (4.18)
                                                                        --------      --------
Net loss per share                                                      $  (2.57)     $  (1.83)
                                                                        ========      ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                       MARCH 31,    DECEMBER 31,
                                                         2003          2002
-----------------------------------------------------------------------------------
                                                  (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                         $  99,851      $  18,396
      Short term investments                                3,660        205,275
      Trade receivables - net                              49,659         43,540
      Inventories                                          69,170         68,921
      Other current assets                                 27,105         15,412
                                                        ---------      ---------
                 Total current assets                     249,445        351,544

Advances to WPC                                             7,033          7,458
Note receivable - WPC                                      32,199         31,959
Property, plant and equipment at cost, less
        accumulated depreciation and amortization         107,462        107,590
Goodwill and other intangibles                            215,343        215,426
Intangibles - pension asset                                40,270         40,270
Assets held for sale                                       12,535         11,751
Prepaid pension asset                                      22,355         26,385
Deferred taxes - non-current                               29,170         24,315
Other non-current assets                                   16,524         17,690
                                                        ---------      ---------

                                                        $ 732,336      $ 834,388
                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade payables                                     $  54,891      $  60,172
     Accrued liabilities                                   19,839         20,924
     Short-term debt                                         --          107,857
     Restructuring                                          1,283          5,424
     Deferred income taxes - current                        6,432          6,432
     Interest payable                                       5,104          2,514
     Payroll and employee benefits                          6,496          2,776
                                                        ---------      ---------
               Total current liabilities                   94,045        206,099

Long-term debt                                            267,468        249,706
Other employee benefit liabilities                          8,786          8,784
Loss in excess of investment in WPC                        60,982         60,667
Additional minimum pension liability                       93,728         93,728
Other liabilities                                           1,553          1,543
                                                        ---------      ---------
                                                          526,562        620,527

Stockholders' Equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,523 shares               552            552
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 5,406 shares                54             54
    Accumulated other comprehensive loss                  (35,014)       (35,775)
    Additional paid-in capital                            556,009        556,009
    Accumulated earnings (deficit)                       (315,827)      (306,979)
                                                        ---------      ---------
                                                        ---------      ---------
Total stockholders' equity                                205,774        213,861
                                                        ---------      ---------

                                                        $ 732,336      $ 834,388
                                                        =========      =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                           2003           2002
---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                $  (8,848)     $ (19,298)
Less: Income from discontinued operations                    --            1,851
                                                        ---------      ---------
Net loss from continuing operations and
   cumulative effect of accounting change                  (8,848)       (21,149)
Items not affecting cash from operating activities:
  Cumulative effect of accounting change                     --           44,000
  Depreciation and amortization                             4,218          5,048
  Other postretirement benefits                                63             48
  Gain on early retirement of debt                         (1,033)       (29,011)
  Deferred income taxes                                    (4,855)          (391)
  Loss (gain) on asset dispositions                            13             (2)
  Pension expense                                           4,030          1,900
  Equity loss (income)  in affiliated companies                16           (121)
Decrease (increase) in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                    (6,119)       (11,492)
       Inventories                                           (249)           207
       Short term investments-trading                     201,615        (31,735)
       Investment account borrowings                     (107,857)        99,018
       Other current assets                                 6,248         (9,837)
       Other current liabilities                           (4,123)         9,921
  Other items-net                                             991           (294)
                                                        ---------      ---------
Net cash provided by operating activities                  84,110         56,110
                                                        ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from WPC                                           500           --
  Acquisitions                                               --             (737)
  Purchase of aircraft                                    (19,106)          --
  Plant additions and improvements                         (3,439)        (1,252)
  Proceeds from sales of assets                               457              2
                                                        ---------      ---------
Net cash used in investing activities                     (21,588)        (1,987)
                                                        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt retirements - net                          --           (4,062)
   Long-term debt proceeds                                 23,475           --
   Cash paid on early extinguishment of debt               (4,542)       (50,632)
                                                        ---------      ---------
Net cash (used in)/provided by financing activities        18,933        (54,694)
                                                        ---------      ---------
Net cash provided/(used) by continuing operations          81,455           (571)
Net cash provided by discontinued operations                 --            1,570
Cash and cash equivalents at beginning of period           18,396          7,789
                                                        ---------      ---------
Cash and cash equivalents at end of period              $  99,851      $   8,788
                                                        =========      =========

SEE NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

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

            Certain  information and footnote  disclosures  normally included in financial  statements  prepared in accordance with generally accepted accounting principles  have been condensed or omitted.  This quarterly  report on Form 10-Q should be read in conjunction with the Company's audited consolidated  financial statements  contained in Form 10-K for the year ended  December  31,  2002.  The results  of  operations  for the  three  months  ended  March  31,  2003 are not necessarily indicative of the operating results for the full year.

            The condensed consolidated financial statements include the accounts of all subsidiary companies except for  Wheeling-Pittsburgh  Corporation and its subsidiaries. On November 16, 2000,  Wheeling-Pittsburgh  Corporation ("WPC"), a
wholly-owned  subsidiary of WHX Corporation ("WHX"), and six of its subsidiaries including  Wheeling-Pittsburgh  Steel Corporation  ("WPSC" and together with WPC
and  its  other  subsidiaries,   the  "WPC  Group")  filed  a  petition  seeking
reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code
(see Note 1). As a result of the  Bankruptcy  Filing,  the  Company  has,  as of
November  16,  2000,  deconsolidated  the  balance  sheet  of  its  wholly-owned subsidiary WPC.  Accordingly,  the accompanying  consolidated  balance sheets at
March  31,  2003 and  December  31,  2002 do not  include  any of the  assets or liabilities of WPC, and the  accompanying  condensed  consolidated  statement of operations  and the  condensed  consolidated  statement  of cash  flows  for the quarter ended March 31, 2003 and 2002 exclude the operating results of WPC.

            The results  from the 2002 period have been  restated in  accordance with FASB  Statement  No. 144,  "Accounting  for the  Impairment  or Disposal of
Long-Lived Assets" ("SFAS 144"), and FASB Statement No. 145, "Rescission of FASB
Statements  No. 4, 44 and 64,  Amendment of FASB Statement No. 13, and Technical
Corrections." ("SFAS 145"). Accordingly,  the Income Statements,  Balance Sheets
and Cash Flows of Unimast  Incorporated  have been  classified  as  discontinued
operations  for the 2002 period and gains on early  retirement of debt have been classified as income from continuing operations for all periods presented.

NATURE OF OPERATIONS
--------------------

            WHX  Corporation   ("WHX")  is  a  holding  company  that  has  been
structured  to invest in and/or  acquire  a  diverse  group of  businesses  on a decentralized basis. WHX's primary business is Handy & Harman ("H&H"), a diversified manufacturing company whose strategic business units encompass three segments:  precious metal, wire & tubing, and engineered materials. WHX also
owns    Pittsburgh-Canfield    Corporation    ("PCC"),    a   manufacturer    of
electrogalvanized products used in the construction and appliance industries. In
July 2002,  the Company sold its wholly owned  subsidiary  Unimast  Incorporated
("Unimast"),  a leading  manufacturer  of steel  framing and other  products for
commercial  and  residential  construction.   As  a  result,  Unimast  has  been
classified  as a  discontinued  operation for the 2002 period.  The  transaction closed on July 31, 2002.  WHX's other business  consists of  Wheeling-Pittsburgh
Corporation  ("WPC") and six of its subsidiaries  including  Wheeling-Pittsburgh
Steel Corporation ("WPSC"), a vertically integrated  manufacturer of value-added and flat rolled steel  products  (see Note 1). WPSC,  together  with WPC and its other subsidiaries shall be referred to herein as the "WPC Group." WHX, together with all of its  subsidiaries  shall be referred to herein as the "Company," and the Company and its  subsidiaries  other than the WPC Group shall be referred to herein as the "WHX Group."

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

            WPC  borrowings  outstanding  under  the  DIP  Credit  Facility  for revolving  loans totaled $147.3 million and $135.5 million at March 31, 2003 and
December 31, 2002 respectively. Term Loans under the DIP Credit Facility totaled
$35.4  million  and $35.2  million  at March 31,  2003 and  December  31,  2002, respectively.  Letters of credit  outstanding  under the  facility  totaled $2.8 million at March 31, 2003.  At March 31, 2003,  net  availability  under the DIP
Credit Facility was $6.8 million.  The DIP Credit Facility  currently expires on the earlier of May 17, 2003 or the completion of a Plan of Reorganization.

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented its investment in the WPC Group. In addition to this investment, WHX owns a $32.0 million participation interest in the Term Loan discussed above and holds other claims against WPC and WPSC totaling approximately $7.0 million. The recognition  of the WPC  Group's net loss of $176.6  million,  in the year 2000, eliminated the investment's  carrying value of $136.8 million. In November 2000,
WHX recorded a liability  of $39.8  million  representing  the excess of the WPC
Group's loss over the carrying amount of the investment.

            During the period  November 17, 2000 through March 31, 2003, the WPC
Group incurred cumulative net losses of $317.0 million. Pursuant to the terms to the amended Plan of Reorganization,  WHX has conditionally  agreed to contribute
$20.0  million  to  the  WPC  Group  (see  discussion  below  pertaining  to WHX
Contributions).  As a result of the Company's probable  obligation to fund $20.0 million to WPC Group,  the Company  recorded a $20  million  charge as Equity in loss of WPC in the fourth quarter of 2002.

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
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5 million  of  liquidity  support  (part of which consisted of financing  terms) during the period from the Order through  January
31, 2002, (2) if certain conditions are met, an additional $2 million of secured loans (for an aggregate of $7 million) and the  maintenance  of the $5.0 million of liquidity support referred to above,  during the period from February 1, 2002 through  March  31,  2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution to a new WPSC defined benefit pension plan contingent  upon,  among other things,  a confirmed  WPSC Plan of  Reorganization  (Item 3 has since been superceded by the WHX Contributions  described  below).  Through March 31, 2003,
WHX had advanced  $5.0 million of the loans and up to $5.5 million of financing.
At March 31, 2003, the  outstanding  balance of these secured  advances was $5.0 million plus interest of $0.4 million and $1.6 million, respectively.

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

            In January  2002,  WPSC  finalized  a financial  support  plan which included a $5.0  million  loan from the State of West  Virginia,  a $7.0 million loan and a $0.2 million grant from the State of Ohio, a $10.0 million advance by the WHX Group for future steel  purchases  (all of which were  delivered  before
June 30,  2002) and  additional  wage and salary  deferrals  from WPSC union and salaried employees. At March 31, 2003, the balance outstanding with the State of
West Virginia was $5.0 million, and $7.0 million with the State of Ohio.

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

Company's   dispute  with  the  PBGC,   described  below,  be  resolved  to  the
satisfaction of the Company in its sole and absolute discretion.  As a result of the  Company's  probable  obligation  to fund $20.0  million to WPC, the Company recorded a $20.0 million  charge as Equity in loss of WPC in the fourth  quarter of 2002.

            On March 6, 2003, the Pension Benefit Guaranty  Corporation ("PBGC")
issued its Notice of  Determination  ("Notice")  and on March 7, 2003,  the PBGC
published its Notice and filed a Summons and Complaint  ("Complaint")  in United
States  District  Court  for the  Southern  District  of New  York  seeking  the involuntary  termination of the WHX Pension Plan ("WHX Pension Plan").  The PBGC
stated in its  Notice  that it took this  action  because  of its  concern  that
"PBGC's  possible  long-run  loss  with  respect  to the WHX  Pension  Plan  may reasonably be expected to increase  unreasonably  if the WHX Pension Plan is not terminated." WHX filed an answer to this complaint on March 27, 2003, contesting the PBGC's action. The PBGC's action to terminate the WHX Pension Plan was taken following  the  initial  rejection  on  February  28, 2003 by the ESLGB of RBC's application for a $250 million federal loan guaranty. The PBGC has been notified of the loan guaranty  approval on March 26, 2003. As described above,  obtaining an acceptable resolution of the treatment of the WHX Pension Plan is a condition to the loan guaranty.  If an acceptable  resolution is not obtained on or before
June 30,  2003,  then a  condition  to the loan  guaranty  shall  not have  been satisfied.  If the loan  guaranty is not granted it is unlikely that the present
POR,  filed with the Bankruptcy  Court on December 29, 2002,  will be confirmed.
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

            Management  of the  Company  cannot  at  this  time  determine  with certainty the ultimate outcome of the Chapter 11 proceedings or the related PBGC action; however it is possible that the following outcomes could result, whether upon  the  confirmation  of the  POR as  submitted  or as it may be  amended  or modified, or otherwise:

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

            b) The PBGC  could  prevail  in its  actions  to  terminate  the WHX
            Pension   Plan,   which  could  result  in  a  partial  or  complete
            liquidation of the WPC Group. If such liquidation were to occur, the
            Company  could  be  responsible  for  significant  early  retirement pension  benefits.  In such a case,  the PBGC would  likely  seek to enforce  claims for  shutdown  liabilities  against  the  Company in
            addition  to  the  $143  million  claims  for  accumulated   benefit
            liabilities referred to above. The PBGC asserts that shutdown claims arising from a complete liquidation of the WPC Group would result in claims against the Company of as much as $378 million. A shutdown of only a portion of the WPC Group's facilities would generate shutdown liabilities  in a lower  amount.  WHX disputes the PBGC's  assertion with  regard to each of their  claims.  If the PBGC were to  prevail against the  Company,  the PBGC could file a claim in an amount from
            $143 million to $521  million,  which the Company would be unable to fund.

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

NOTE 2 - DISCONTINUED OPERATIONS
--------------------------------

            On July 31,  2002,  the  Company  sold the  stock  of  Unimast,  its wholly-owned  subsidiary,  to Worthington Industries,  Inc. for $95.0 million in cash.  Under  the terms of the  agreement,  the buyer  assumed  certain  debt of
Unimast. Net cash proceeds from the sale, after escrow of $2.5 million,  closing costs, transaction fees, employee related payments, and other costs and expenses were  approximately  $85.0  million.  The Company has applied these  proceeds in accordance  with the terms of the  Indenture  for the  Company's  10 1/2% Senior
Notes.

            As a  result  of the  sale,  the  Condensed  Consolidated  Financial
Statements and related Notes for the periods presented herein reflect Unimast as a discontinued operation.

            Operating results of discontinued operations were as follows:

                                                       THREE
                                                       MONTHS
                                                       ENDED
                                                      MARCH 31,
                                                        2002
                                                    -------------
                                                    (in thousands)

                    Net sales                        $    55,162

                    Operating income                       3,366

                    Interest/other income (expense)         (291)

                    Income taxes                           1,224

                    Net income                             1,851

NOTE 3 - BUSINESS RESTRUCTURING CHARGES
---------------------------------------

            During April 2002, the Company's  wholly owned  subsidiary,  Handy &
Harman,  decided to exit certain of its precious metal activities.  The affected product lines were manufactured at H&H's Fairfield,  CT and East Providence,  RI
facilities.  The  decision  to exit these  operating  activities  resulted  in a restructuring  charge of $12.0 million in the year ended December 31, 2002. This charge includes $6.6 million in employee separation expenses  (approximately 251 employees,  substantially  all of which were terminated by March 31, 2003); $0.6 million  of  contractual  obligations,  and $4.8  million  in costs to close the facilities,  including refining charges for inventory remaining after operations ceased.

            As of March 31, 2003,  the Company has received $8.5 million for the sale of certain  equipment  associated  with these  facilities.  Included in the
Company's  Balance  Sheet as Assets Held For Sale at March 31, 2003 and December
31, 2002, is $11.8 million  related to the Fairfield,  CT property.  The sale of this property is expected to occur in 2003.

            The following  table  represents  the activity of the  restructuring reserve:

                                            Reserve                               Reserve
                                            Balance                               Balance
                                          December 31,   Cost                     March 31,
                                             2002      Incurred    Adjustment       2003
                                          -------------------------------------------------
(in thousands)

Employee separation and related costs     $ 1,358      $  (607)     $  (476)     $   275

Facility closing and refining costs
                                            1,117       (1,622)         505         --

Contractual obligations
                                              137          (13)         (74)          50
                                          -------      -------      -------      -------

                                          $ 2,612      $(2,242)     $   (45)     $   325
                                          =======      =======      =======      =======

            In  September  2002,  the  Company  decided  to exit  certain of its stainless steel wire activities. The affected operations are at H&H's facilities in Liversedge, England and Willingboro, NJ. The decision to exit these operating activities resulted in restructuring  charges of $8.0 million in the second half of 2002.  The  components  of the  restructuring  charges  are:  $2.8 million in employee separation expenses (approximately 121 employees,  substantially all of which were  terminated  by March 31, 2003),  $4.8 million for the  write-down of production supplies and consumables and facility closing costs, and $0.4 million in contractual  obligations.  The Company anticipates cash proceeds in the range of $3.0 million to $4.0 million on the sale of  property,  plant and  equipment.
Additional  employee  separation  accruals  including the  settlement of certain pension  obligations  will be made in 2003 in the range of $1.0  million to $1.5 million as well as additional  costs of  approximately  $0.3 million to maintain the employee base until the restructuring is complete.

            The following  table  represents the activity of this  restructuring reserve:

                                          Reserve                                 Reserve
                                          Balance                                 Balance
                                        December 31,      Cost                    March 31,
                                            2002       Incurred     Adjustment     2003
                                        ----------------------------------------------------
(in thousands)

Employee separation and related costs     $ 1,197      $  (765)     $   (76)     $   356

Facility closing costs                      1,241       (1,134)         351          458

Contractual obligations                       374         --           (230)         144
                                          -------      -------      -------      -------

                                          $ 2,812      $(1,899)     $    45      $   958
                                          =======      =======      =======      =======

            It is estimated that substantially all of the accrued  restructuring costs for the precious  metals and stainless wire  activities at March 31, 2003, will be paid by the end of the second quarter 2003.

NOTE 4 - ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-------------------------------------------------------------------------

            The  Company  adopted  the  provisions  of  Statement  of  Financial
Standards 142,  "Goodwill and Other  Intangible  Assets" ("SFAS 142")  effective
January 1, 2002. As a result of the adoption of SFAS 142, the Company recorded a
$44.0 million non-cash goodwill  impairment charge related to the H&H Wire Group in the first quarter of 2002. This charge was reported as a cumulative effect of an accounting change. The Company recorded this charge because the fair value of this reporting unit, as determined by estimated cash flow projections,  was less than the reporting unit's carrying value.

The changes in the carrying amount of goodwill for the three months ended March
31, 2003 were as follows:

(in thousands)
                                         Precious       Wire &       Engineered
                                          Metals        Tubing        Materials        Total
                                         ---------     ---------      ----------    ----------

Balance as of January 1, 2003            $ 106,971     $  60,464      $  47,150     $ 214,585

Pre acquisition foreign NOL utilized          --             (74)          --             (74)
                                         ---------     ---------      ---------     ---------

Balance at March 31, 2003                $ 106,971     $  60,390      $  47,150     $ 214,511
                                         =========     =========      =========     =========

            As of  March  31,  2003,  the  Company  had  $0.8  million  of other intangible  assets,  which will  continue to be amortized  over their  remaining useful lives ranging from 3 to 17 years.

            In August 2001, the Financial  Accounting  Standards  Board ("FASB")
issued Statement No. 143,  "Accounting for Asset Retirement  Obligation"  ("SFAS
143").  SFAS 143 requires that  obligations  associated with the retirement of a tangible  long-lived asset be recorded as a liability when those obligations are incurred,  with the amount of the  liability  initially  measured at fair value.
Upon  initially  recognizing  a  liability  for an  asset-retirement  obligation
("ARO"),  an entity must  capitalize  the cost by recognizing an increase in the carrying  amount of the related  long-lived  asset.  Over time, the liability is accreted  to its  present  value  each  period,  and  the  capitalized  cost  is depreciated  over the useful life of the related asset.  Upon  settlement of the liability,  an entity either settles the  obligation for its recorded  amount or incurs a gain or loss upon settlement. WHX adopted the provisions of SFAS 143 on
January  1,  2003 and its  adoption  did not have a  significant  effect  on the
Company's financial statements.

            In October 2001, the FASB issued Statement No. 144,  "Accounting for the Impairment or Disposal of Long-Lived  Assets".  SFAS 144 addresses financial accounting  and reporting for the  impairment or disposal of long-lived  assets.
The Statement also extends the reporting  requirements to report separately,  as discontinued operations,  components of an entity that have either been disposed of or classified as held for sale.  WHX adopted the provisions of SFAS 144 as of
January 1, 2002.

            On July 31, 2002,  WHX sold the stock of Unimast,  its  wholly-owned subsidiary  for $95.0  million.  As a result of this  transaction,  Unimast  was accounted for as a discontinued operation in accordance with SFAS 144. (see Note
2).

            In July 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs
Associated with Exit or Disposal  Activities"  ("SFAS 146"). SFAS 146 sets forth various  modifications  to existing  accounting  guidance  which  prescribes the conditions  which  must be met in  order  for  costs  associated  with  contract terminations, facility consolidations,  employee relocations and terminations to be accrued and recorded as liabilities in financial statements.  WHX adopted the provisions of SFAS 146, as related to exit or disposal  activities as of January
1, 2003,  and its adoption did not have a  significant  effect on the  Company's financial statements.

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
123 to require  companies to account for employee  stock  options using the fair value method,  the  disclosure  provisions of SFAS No. 148 are applicable to all companies with  stock-based  employee  compensation,  regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic  value  method  of  APB  No.  25,  "Accounting  for  Stock  Issued  to
Employees."  The Company has adopted the disclosure  provisions of SFAS 148. Had compensation  expense for the Company's stock option plans been determined based on the fair value at the grant date for awards  under  these  plans,  consistent with the  methodology  prescribed  under SFAS No. 148, the  Company's net income
(loss) and  earnings  (loss) per share  would  have  approximated  the pro forma amounts indicated below:

                                                                                Three Monthe Ended
                                                                         March 31, 2003     March 31, 2002
                                                                         ---------------------------------
                                                                         (in thousands - except per share)

Reported net income (loss) from continuing operations                      $     (8,848)     $   22,851
Reported basic earnings (loss) per share                                   $      (2.57)     $     3.42
Reported diluted earnings (loss) per share                                 $      (2.57)     $     2.17

Adjustment to compensation expense for stock-based awards - net of tax     $       (127)     $     (108)

Pro forma net income (loss)                                                $      8,975      $   22,743
Pro forma basic earnings (loss) per share                                  $      (2.59)     $     3.40
Pro forma diluted earnings (loss) per share                                $      (2.59)     $     2.16

            The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

            In  January   2003,   the  FASB   issued   Interpretation   No.  46,
"Consolidation of Variable Interest Entities," which addresses  consolidation by a business of variable interest entities in which it is the primary beneficiary.
The Interpretation is effective immediately for certain disclosure  requirements and variable  interest  entities  created after January 31, 2003,  and in fiscal
2004 for all other variable interest entities. This Interpretation will not have a material impact on the Company's financial statements.

NOTE 5 - EARNINGS PER SHARE
---------------------------

            The computation of basic earnings per common share is based upon the average  number of shares of Common Stock  outstanding.  In the  computation  of diluted  earnings  per common  share in the  three-month  period ended March 31,
2003,  the  conversion  of  preferred  stock,  redeemable  common  stock and the exercise of options would have had an anti-dilutive  effect.  In the computation of diluted  earnings per common share in the three-month  period ended March 31,
2002,  the  exercise  of  options  would  have had an  anti-dilutive  effect.  A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                       For the Three Months Ended March 31, 2003

                                            Income       Shares      Per-Share
                                         (Numerator)  (Denominator)   Amount
                                         -----------  -------------  ----------

Net loss from continuing operations       $ (8,848)
Less: Preferred stock dividends              4,856
                                          --------

Basic and Diluted EPS
Loss from continuing operations
    applicable to common stockholders     $(13,704)        5,339     $  (2.57)
                                          ========      ========     ========

                                       For the Three Months Ended March 31, 2002

                                            Income       Shares      Per-Share
                                         (Numerator)  (Denominator)   Amount
                                         -----------  -------------  ----------

Net income from continuing operations     $ 22,851
Less: Preferred stock dividends              4,775
                                          --------

BASIC EPS
Income from continuing operations
    available to common stockholders        18,076         5,291     $ 3.42

Effect of diluted securities
    Convertible preferred stock              4,775         5,177
    Redeemable common stock                    --             72
                                          ---------       ------

DILUTED EPS
Income from continuing operations
    available to common stockholders      $ 22,851        10,540     $ 2.17
                                          ========        ======     ======

            Outstanding  stock  options for common  stock  granted to  officers, directors, key employees and others totaled 1.9 million at March 31, 2003.

PREFERRED STOCK DIVIDENDS

            At March 31,  2003,  dividends  in  arrears to Series A and Series B
Convertible  Preferred  Shareholders  were  $20.9  million  and  $27.7  million, respectively.  Presently  management  believes  that it is not  likely  that the
Company will be able to pay these dividends in the foreseeable future.

REDEEMABLE COMMON STOCK

            At December 31, 2000 certain present and former employees of the WPC
Group held, through an Employee Stock Ownership Plan ("ESOP"),  81,502 shares of common stock of WHX.  These  employees  received such shares as part of the 1991
Plan  of   Reorganization   in  exchange  for  Series  C  preferred   shares  of
Wheeling-Pittsburgh  Steel Corporation (WPC's  predecessor  company prior to the
1990 bankruptcy).  Beneficial owners of such shares who were active employees on
August 15, 1990 and who have either  retired,  died or become  disabled,  or who reach 30 years of  service,  may sell their  shares to the Company at a price of
$45 or, upon qualified retirement,  $60 per share. These contingent  obligations are expected to extend over many years,  as participants in the ESOP satisfy the criteria for selling shares to the Company.  In addition,  each  beneficiary can direct the ESOP to sell any or all of its common  stock into the public  markets at any time;  provided,  however,  that the ESOP will not on any day sell in the public  markets  more than 20% of the  number of shares of Common  Stock  traded during the previous  day.  Management  had  estimated  the  liability for future redemptions to be  approximately  $2.6 million at December 31, 2001. As a result of the  Settlement  Agreement  discussed in Note 1, the liability for redeemable common  shares was  assumed  by WPC,  accordingly  participants  will sell their shares to WPC.  Approximately  66,700 shares of Common Stock of WHX were held by the ESOP at March 31, 2003.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)
------------------------------------

            Comprehensive  income  (loss) for the  three-months  ended March 31,
2003 and 2002 is as follows:

(IN THOUSANDS)                                     THREE MONTHS ENDED
                                                       MARCH 31,
                                                  2003          2002
                                               ---------      ---------

Net loss                                        $ (8,848)     $(19,298)

Other comprehensive income (loss):

   Foreign currency translation adjustments          761          (306)
                                                --------      --------

Comprehensive income (loss)                     $ (8,087)     $(19,604)
                                                ========      ========

Accumulated other comprehensive  income (loss) balances as of March 31, 2003 and
December 31, 2002 were comprised as follows:

(in thousands)

March 31, 2003
--------------------------------------------

Balance on January 1, 2003                        $ (35,775)
Foreign currency translation adjustment                 761
                                                  ---------

Balance on March 31, 2003                         $ (35,014)
                                                  ==========

December 31, 2002
--------------------------------------------

Balance on January 1, 2002                        $ (2,268)
Foreign currency translation adjustment              1,241
Minimum pension liability adjustment - net of tax  (34,748)
                                                  --------

Balance on December 31, 2002                      $(35,775)
                                                  =========

NOTE 7 - SHORT TERM INVESTMENTS
-------------------------------

            Net realized and unrealized losses on trading securities included in other  income  (expense)  for the first  quarter of 2003 and 2002 were losses of
$0.9 million and $0.3 million, respectively.

NOTE 8 - INVENTORIES
--------------------

            Inventories at March 31, 2003 and December 31, 2002 are comprised as follows:

(in thousands)                                                         March 31,   December 31,
                                                                         2003         2002
                                                                       ---------   -------------

Finished products                                                      $ 16,837     $ 13,067
In-process                                                               10,301       11,291
Raw materials                                                            18,690       19,925
Fine and fabricated precious metal in various stages of completion       23,342       25,322
                                                                       --------     --------
                                                                         69,170       69,605
LIFO reserve                                                               --           (684)
                                                                       --------     --------
                                                                       $ 69,170     $ 68,921
                                                                       ========     ========

            The  operating  loss for the  three-months  ended  March  31,  2003, includes a non-cash charge resulting from the lower of cost or market adjustment on precious metal inventories in the amount of $1.3 million.

NOTE 9 - LONG-TERM DEBT
-----------------------

            The  Company's   long-term  debt  consists  of  the  following  debt
instruments:

(in thousands)                                       March 31,   December 31,
                                                       2003         2002
                                                     ---------   ------------

Senior Notes due 2005, 10 1/2%                       $104,791     $110,504
Handy & Harman Senior Secured Credit Facility     155,177      130,465
Other                                                   7,500        8,737
                                                     --------     --------
                                                      267,468      249,706
Less portion due within one year                         --           --
                                                     --------     --------
Total long-term debt                                 $267,468     $249,706
                                                     ========     ========

            In the three months ended March 31, 2003, the Company  purchased and retired $5.7 million  aggregate  principal amount of 10 1/2% Senior Notes in the open market for $4.5  million.  After the write off of $0.2  million of deferred debt related costs,  the Company  recognized a pre-tax gain of $1.0 million.  In the  quarter  ended March 31,  2002,  the Company  purchased  and retired  $82.5 million  aggregate  principal  amount  of the 10 1/2%  Senior  Notes in the open market for $50.6  million.  After the write off of deferred debt related  costs, the Company recognized a pre-tax gain of $29.0 million.  Subsequent to March 31,
2003, the Company purchased and retired $3.2 million aggregate  principal amount of the 10 1/2% Senior Notes in the open market for $2.5 million.

            As discussed in Note 1, on March 6, 2003, the PBGC issued its Notice and on March 7, 2003  published  its Notice and filed a Summons and Complaint in the United States  District Court for the Southern  District of New York seeking to  terminate  the WHX  Pension  Plan ("WHX  Pension  Plan").  On March 11, 2003
H&H  informed  its lenders  that the PBGC action may be an  occurrence  that would preclude  H&H from making certain  representations  to the lenders (as required by the  Facilities) in connection with future  borrowings.  H&H has elected not to borrow any  additional  funds against the  Facilities  until such time as the PBGC action is resolved.  H&H believes that it has adequate cash on hand,  or  available  from WHX should the need arise,  to meet its  operating needs for the next  twelve  months.  If the PBGC  action  is upheld  and the WHX
Pension  Plan is  terminated,  such  termination  would  constitute  an event of default under the Facilities. If H&H is unable to cure the default or obtain an  amendment  to  the  Facilities,  it  could  lead  to a  cancellation  of the
Facilities and an  acceleration of the  outstanding  borrowings.  If the lenders were to accelerate the obligations under the Facilities it would have a material adverse effect upon the liquidity,  financial  position and capital resources of
H&H.  In addition the  acceleration of the H&H  obligations  would be an event of default  under WHX's 10 1/2% Senior  Notes.  Upon the  occurrence of an event of default,  the trustee or the holders of 25% in principal  amount of the then  outstanding  notes could  accelerate  the 10 1/2% Senior  Notes.  Any such acceleration would have a material adverse effect upon the liquidity,  financial position and capital resources of WHX.

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

            The Order institutes proceedings to determine whether the SEC should enter an order  requiring the Company (a) to cease and desist from committing or causing any future  violation of the rules alleged to have been violated and (b)
to pay approximately $1.3 million in disgorgement of profits.  The Company filed an answer  denying any violations and seeking  dismissal of the  proceeding.  On
October 6, 2000, the initial decision of the  Administrative Law Judge who heard the case  dismissed all charges  against the Company,  with the finding that the
Company  had not  violated  the law.  The  Division of  Enforcement  has filed a petition for the SEC to review the decision and a brief,  but only as to the All
Holders Rule Claim. The SEC, however,  has authority to review any issues on its own accord.  WHX has filed its opposition brief. The SEC heard oral arguments on the case on April 24, 2003.

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
Furthermore,  in  a  press  release,  the  PBGC  contends  that  plant  shutdown liabilities of the WHX Pension Plan, if they were to occur,  could be as much as
$378 million.  WHX disputes the PBGC's  calculation of liabilities  and shutdown claims since the actual amount of these  liabilities may be substantially  less, based on alternative actuarial assumptions. Furthermore, WHX disputes the PBGC's assumption  regarding the likelihood of large-scale  shutdowns at WPC.  However, there can be no  assurance  that  WHX's  assertions  will be  accepted  and that shutdowns  would not  occur.  If the  PBGC's  action is  successful  and the WHX
Pension Plan is  terminated,  the PBGC could file a claim against the Company in an amount from $143 million to $521  million,  which the Company would be unable to fund. WHX intends to vigorously defend itself against such claims,  but there can be no assurance that it will prevail.

            For additional information concerning these developments, see Item 2
-  Management's  Discussion  and Analysis of Financial  Condition and Results of
Operations and Notes 1 and 9 to the Consolidated Financial Statements.

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
In order to facilitate  compliance with these environmental  standards,  the WPC
Group has incurred  capital  expenditures  for  environmental  control  projects aggregating $0.8 million,  $1.7 million and $0.7 million for 2001, 2002, and the three-months  ended  March 31,  2003,  respectively.  WPC  anticipates  spending approximately $18.2 million in the aggregate on major  environmental  compliance projects through the year 2005,  estimated to be spent as follows:  $3.7 million in 2003,  $11.6  million in 2004 and $2.9 million in 2005.  However,  due to the possibility of unanticipated factual or regulatory  developments and in light of limitations  imposed by the pending  Chapter 11 cases,  the amount and timing of future  expenditures  may vary  substantially  from such  estimates.  Should WPC
finalize  a  Plan  of  Reorganization   and  emerge  from  bankruptcy,   certain
restructuring  projects,  including significantly higher environmental spendings are likely to occur.

            WPC's non-current  accrued  environmental  liabilities totaled $17.9 million at March 31, 2003.  These  accruals  were  initially  determined by WPC, based  on all  available  information.  As new  information  becomes  available,
including   information  provided  by  third  parties,  and  changing  laws  and regulation,  the liabilities are reviewed and the accruals  adjusted  quarterly.
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
This segment manufactures specialty roofing and construction fasteners, products for gas,  electricity and water  distribution  using steel and plastic which are sold to the construction, and natural gas and water distribution industries, and electrogalvinized products used in the construction and appliance industries.

            Management reviews operating income to evaluate segment performance.
Operating  income  for the  reportable  segments  excludes  unallocated  general corporate expenses. Other income and expense, interest expense, and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management.

            The following table presents information about reported segments for the three-month period ending March 31, 2003 and 2002:

(in thousands)                                                              Three Months Ended
                                                                                 March 31,
                                                                             2003          2002
                                                                          ---------    ---------
Revenue

   Precious Metal                                                         $ 22,354      $ 34,872
   Wire & Tubing                                                        32,148        34,613
   Engineered Materials                                                     26,498        23,338
                                                                          --------      --------
           Consolidated revenue                                           $ 81,000      $ 92,823
                                                                          ========      ========

Segment operating income
   Precious Metal                                                         $ (1,199)     $  1,587
   Wire & Tubing                                                          (725)        1,843
   Engineered Materials                                                        613         1,888
                                                                          --------      --------
                                                                            (1,311)        5,318
                                                                          --------      --------

Unallocated corporate expenses                                               6,624         4,705
                                                                          --------      --------

    Operating income (loss)                                                 (7,935)          613

Interest expense                                                             5,017         8,803
Gain on early retirement of debt                                             1,033        29,016
Other income (expense)                                                      (1,508)        1,238
                                                                          --------      --------

         Income (loss) before taxes, discontinued operations
           and cumulative effect of accounting change                      (13,427)       22,064

Income tax benefit                                                          (4,579)         (787)
Income from discontinued operations - net of tax                              --           1,851
                                                                          --------      --------

          Income (loss) before cumulative effect of accounting change       (8,848)       24,702

Cumulative effect of accounting change - net of tax                           --         (44,000)
                                                                          --------      --------

          Net loss                                                        $ (8,848)     $(19,298)
                                                                          ========      ========

NOTE 12 - SUPPLEMENTAL WPC GROUP INCOME STATEMENT DATA
------------------------------------------------------

            During the three months ended March 31, 2003 and 2002, the WPC Group incurred a net loss of $45.6  million  and $41.0  million,  respectively.  These results are not reflected in WHX's March 31, 2003 and 2002 consolidated  results of operations. (see Note 1) The WPC Group's summarized income statement data for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

                                                    Three months ended
                                                         March 31,
                                                    2003           2002
                                                 ---------      ----------

Net sales                                        $ 238,672      $ 206,081
Cost of goods sold, excluding depreciation         247,253        211,658
Depreciation                                        17,445         17,817
Selling, general and administrative expenses        13,864         11,840
Reorganzation expenses                               3,300          2,957
                                                 ---------      ---------

Operating profit/(loss)                            (43,190)       (38,191)

Interest expense                                     3,651          3,805
Reorganization income (expense)                         (9)          --
Other income (expense)                               1,234            977
                                                 ---------      ---------

Pre-tax profit/(loss)                              (45,616)       (41,019)

Tax provision                                            9              6
                                                 ---------      ---------

Net income/(loss)                                $ (45,625)     $ (41,025)
                                                 =========      =========

PART I

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

RESULTS OF OPERATIONS

Risk Factors and Cautionary Statements

            This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), including, in particular, forward-looking statements under the headings "Item 2.
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

                 o In connection with the Bankruptcy Filing, WHX purchased $30.5 million of the  senior  term loan  portion of the DIP Credit  Agreement provided to the WPC Group.  In  addition,  at March 31,  2003,  WHX had balances  due from WPSC  totaling  $7.0  million in the form of secured advances and liquidity support.  As part of the amended Chapter 11 Plan of  Reorganization  for the WPC Group, WHX has agreed  conditionally to forgo  repayment of these claims from the reorganized  company.  If the conditions  are not met, WHX Group's  recovery of these  amounts is not certain.

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

                 o  Various  subsidiaries  of the WPC Group  participate  in the pension plan sponsored by the Company ("WHX Pension Plan").  While that pension plan fully complies with ERISA minimum funding  requirements at
         December 31, 2002,  there can be no assurance as to the Plan's  ongoing funding status.  Various developments could adversely affect the funded status of the plan. Such developments include (but are not limited to):
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

                 o On March 6, 2003, the PBGC issued its Notice of Determination
         ("Notice")  and  on  March  7,  2003  filed  a  Summons  and  Complaint
         ("Complaint") in United States District Court for the Southern District
         of New York seeking the involuntary termination of the WHX Pension Plan
         ("WHX  Pension  Plan").  In the  event  WHX is not  able  to  reach  an acceptable  agreement with the PBGC regarding the WHX Pension Plan, and if the PBGC's  action is  successful,  there will be  material  adverse effects upon the Company,  including without limitation, the failure to satisfy a condition to the $250  million  Federal  loan  guaranty,  the uncertainty of confirming the Plan of  Reorganization  filed by the WPC
         Group,  and the imposition of significant  additional  liabilities upon
         WHX which WHX would be unable to pay;

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

            WPC  borrowings  outstanding  under  the  DIP  Credit  Facility  for revolving  loans totaled $147.3 million and $135.5 million at March 31, 2003 and
December 31, 2002 respectively. Term Loans under the DIP Credit Facility totaled
$35.4  million  and  $35.2  million  at March 31,  2003 and  December  31,  2002 respectively.  Letters of credit  outstanding  under the  facility  totaled $2.8 million at March 31, 2003.  At March 31, 2003,  net  availability  under the DIP
Credit Facility was $6.8 million.  The DIP Credit Facility  currently expires on the earlier of May 17, 2003 or the completion of a Plan of Reorganization.

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented its investment in the WPC Group. In addition to this investment, WHX owns a $32.0 million participation interest in the Term Loan discussed above and holds other claims against WPC and WPSC totaling approximately $7.0 million. The recognition  of the WPC  Group's net loss of $176.6  million,  in the year 2000, eliminated the investment's  carrying value of $136.8 million. In November 2000,
WHX recorded a liability  of $39.8  million  representing  the excess of the WPC
Group's loss over the carrying amount of the investment.

            During the period  November 17, 2000 through March 31, 2003, the WPC
Group incurred cumulative net losses of $317.0 million. Pursuant to the terms to the amended POR, WHX has conditionally agreed to contribute $20.0 million to the
WPC Group (see discussion below pertaining to WHX Contributions). As a result of the  Company's  probable  obligation  to fund $20.0  million  to WPC Group,  the
Company  has  recorded  a $20.0  million  charge as Equity in loss of WPC in the accompanying Statement of Operations.

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
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5 million  of  liquidity  support  (part of which consisted of financing  terms) during the period from the Order through  January
31, 2002, (2) if certain conditions are met, an additional $2 million of secured loans (for an aggregate of $7 million) and the  maintenance  of the $5.0 million of liquidity support referred to above,  during the period from February 1, 2002 through  March  31,  2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution to a new WPSC defined benefit pension plan contingent  upon,  among other things,  a confirmed  WPSC Plan of  Reorganization  (item 3 has since been superceded by the WHX Contributions  described  below).  Through March 31, 2003,
WHX had advanced  $5.0 million of the loans and up to $5.5 million of financing.
At March 31, 2003, the  outstanding  balance of these secured  advances was $5.0 million plus interest of $0.4 million, and $1.6 million, respectively.

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

            On March 6, 2003, the Pension Benefit Guaranty  Corporation ("PBGC")
published its Notice of  Determination  ("Notice")  and on March 7, 2003 filed a
Summons and  Complaint  ("Complaint")  in United States  District  Court for the
Southern  District of New York seeking the  involuntary  termination  of the WHX
Pension  Plan ("WHX  Plan").  The PBGC  stated in its  Notice  that it took this action because of its concern that "PBGC's  possible  long-run loss with respect to the WHX Pension Plan may reasonably be expected to increase  unreasonably  if the WHX Pension Plan is not  terminated."  WHX filed an answer to this complaint on March 27, 2003,  contesting the PBGC's action. The PBGC's action to terminate the WHX Pension Plan was taken  following the initial  rejection on February 28,
2003 by the ESLGB of RBC's application for a $250 million federal loan guaranty.
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
Group.  In a press  release  the PBGC  contends  that the WHX  Pension  Plan has roughly  $300  million  in assets to cover  more than $443  million  in  benefit liabilities  resulting  in a funding  shortfall  of  approximately  $143 million
(without accounting for plant shutdown benefits). Furthermore, the PBGC contends that plant shutdown liabilities, if they were to occur, could be as much as $378 million.  WHX disputes the PBGC's calculation of liabilities and shutdown claims since the actual amount of these liabilities may be substantially less, based on alternative actuarial assumptions. However, there can be no assurance that WHX's assertions  will be accepted.  If the PBGC's  action is  successful  and the WHX
Pension  Plan is  terminated,  WHX expects that it will be subject to a claim by the PBGC of at least $143  million.  WHX  intends to  vigorously  defend  itself against such claims,  but there can be no assurance that WHX would  prevail.  If the WHX Pension  Plan were  terminated,  WHX  believes  it is unlikely  that the present  Plan of  Reorganization,  filed  with  the  Bankruptcy  Court  filed on
December  29,  2002,  will be  confirmed.  Furthermore,  it is doubtful  that an alternative  plan could be confirmed in a reasonable  time frame  (although  WPC
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

            b) The PBGC  could  prevail  in its  actions  to  terminate  the WHX
            Pension   Plan,   which  could  result  in  a  partial  or  complete
            liquidation of the WPC Group. If such liquidation were to occur, the
            Company  could  be  responsible  for  significant  early  retirement pension  benefits.  In such a case,  the PBGC would  likely  seek to enforce  claims for  shutdown  liabilities  against  the  Company in
            addition  to  the  $143  million  claims  for  accumulated   benefit
            liabilities referred to above. The PBGC asserts that shutdown claims arising from a complete liquidation of the WPC Group would result in claims against the Company of as much as $378 million. A shutdown of only a portion of the WPC Group's facilities would generate shutdown liabilities  in a lower  amount.  WHX disputes the PBGC's  assertion with  regard to each of their  claims.  If the PBGC were to  prevail against the  Company,  the PBGC could file a claim in an amount from
            $143 million to $521  million,  which the Company would be unable to fund.

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE FIRST QUARTER OF 2003 WITH THE FIRST QUARTER OF 2002
----------------------------------------------------------------------

            Net sales for the first quarter of 2003 were $81.0 million  compared to $92.8 million in the first quarter of 2002.  Sales  decreased at the Precious
Metal Segment by $12.5 million and by $2.5 million at the Wire & Tubing Segment.
Sales  increased  by $3.2 million at the  Engineered  Materials  Segment.  Gross profit  percentage  declined in the first quarter of 2003 to 17.3% from 19.0% in the first quarter of 2002  primarily from a $1.3 million lower of cost or market adjustment for precious metal inventory in the 2003 period.

            Selling,  general and administrative expenses increased $5.0 million to $22.0  million  in the  first  quarter  of 2003  from  $17.0  million  in the comparable  2002 period.  This resulted from increased  pension  expense of $2.1 million and a $3.5 million charge for employee  separation and related  expenses in the first quarter of 2003.  The $3.5 million charge relates to a reduction in executive,  administrative  and information  technology  personnel at H&H. These reductions should result in cost savings in future periods.

            Operating  loss for the  first  quarter  of 2003  was  $7.9  million compared to  operating  income of $0.6  million  for the first  quarter of 2002.
Operating  loss at the segment  level was $1.3  million  compared  to  operating income of $5.3 million in 2002.  The 2003  operating  loss at the segment  level includes the $3.5 million charge for employee  separation  and related  expenses discussed  above.  These  charges  have been  allocated  to the  three  business segments.

            Unallocated  corporate  expenses increased from $4.7 million to $6.6 million.  This increase is related to increased  pension expense of $2.1million.
The  increased  pension  expense is  primarily  related to the  lowering  of the assumed  long-term  rate of return on the WHX Pension  Plan assets from 9.25% to
8.5% and a reduction in the discount rate.  Full year pension expense under SFAS
87 accounting is estimated to be $16.1 million compared to $7.6 million in 2002.

            Interest  expense  for the  first  quarter  of 2003  decreased  $3.8 million to $5.0  million from $8.8  million in the first  quarter of 2002.  This decrease was due to lower  borrowings,  primarily  from the retirement of $134.6 million  aggregate  principal  amount  of 10 1/2%  Senior  Notes in 2002,  lower interest rates and reduced amortization of deferred financing and consent fees.

            Other expense was $1.5 million in the first quarter of 2003 compared to income of $1.2 million in 2002.  Included in 2003 is net investment income of
$1.0 million, an unrealized loss on short-term investments of $1.0 million, loss on interest rate swap $0.4, and loss on disposal of assets of $0.8 million.

            In the three months ended March 31, 2003, the Company  purchased and retired $5.7 million  aggregate  principal amount of 10 1/2% Senior Notes in the open market for $4.5  million.  After the write off of $0.2  million of deferred debt related costs,  the Company  recognized a pre-tax gain of $1.0 million.  In the  quarter  ended March 31,  2002,  the Company  purchased  and retired  $82.5 million  aggregate  principal  amount  of the 10 1/2%  Senior  Notes in the open market for $50.6  million.  After the write off of deferred debt related  costs, the Company recognized a pre-tax gain of $29.0 million.  Subsequent to March 31,
2003, the Company purchased and retired $3.2 million aggregate  principal amount of the 10 1/2% Senior Notes in the open market for $2.5 million.

            The  Company  adopted  the  provisions  of  Statement  of  Financial
Standards 142,  "Goodwill and Other  Intangible  Assets" ("SFAS 142")  effective
January 1, 2002. As a result of the adoption of SFAS 142, the Company recorded a
$44.0 million non-cash goodwill  impairment charge related to the H&H Wire Group in the first quarter of 2002. This charge was reported as a cumulative effect of an accounting change. The Company recorded this charge because the fair value of this reporting unit, as determined by estimated cash flow projections,  was less than the reporting unit's carrying value.

            The 2003 first quarter tax benefit is based on a Federal  benefit of
35%, offset by permanent differences and state and foreign tax expense. The 2002 first quarter tax  provision  assumes no liability  for federal  taxes.  This is based on the assumed  utilization of net operating loss  carryforwards of WPC, a non-consolidated  subsidiary.  The cumulative  effect of an accounting change in
2002 had no tax consequences as it relates to non-deductible goodwill.

            The comments that follow compare  revenues and operating income from continuing operations by segment for the first quarter 2003 and 2002:

PRECIOUS METAL
--------------

            Sales for the Precious  Metal Segment  decreased  $12.5 million from
$34.9 million in 2002 to $22.4 million in 2003  primarily due to the shutdown of the Fairfield facility in the third quarter of 2002.  Operating income decreased
$2.8  million  from  $1.6  million  in 2002 to a loss of $1.2  million  in 2003.
Included in 2003 is a non-cash  lower of cost or market  charge of $1.3  million related to precious metals inventory and an additional $1.1 million of severance and related  expenses  allocated  to this group from the  reduction  in salaried staff at Handy & Harman. The remaining operating income decrease of $0.4 million is primarily due to the shutdown of the Fairfield, CT facility.

WIRE & TUBING
-----------------

            Sales for the Wire & Tubing  Segment  decreased  $2.5  million  from
$34.6 million in 2002 to $32.1 million in 2003 due to the continued  weakness in the semiconductor fabrication and telecommunications markets and the shutdown of the Liversedge, England and Willingboro, N.J. facilities at the end of 2002.

            Operating income decreased by $2.6 million from $1.8 million in 2002 to an operating loss of $0.7 million in 2003.  Included in 2003 is an additional
$1.5 million of severance and related expenses  allocated to this group from the reduction in salaried staff at Handy & Harman.  The remaining  operating  income decrease of $1.1 million is due to the continued  weakness in the  semiconductor fabrication  and  telecommunication  markets as well as  increased  raw material costs and declining sales prices  associated  with this segment's  refrigeration business.

ENGINEERED MATERIALS
--------------------

            Sales for the Engineered  Materials  Segment  increased $3.2 million from $23.3  million in 2002 to $26.5  million in 2003 due to market  share gains and new products in this segment's fastener business.

            Operating income decreased by $1.3 million from $1.9 million in 2002 to $0.6  million in 2003.  Included  in 2003 is an  additional  $0.9  million of severance  and related  expenses  allocated to this group from the  reduction in salaried staff at Handy & Harman.  The remaining  operating  income  decrease of
$0.4 million is primarily due to increased raw material cost.

FINANCIAL POSITION
------------------

            Net cash flow  provided  by  operating  activities  from  continuing operations  for the three  months ended March 31, 2003  totaled  $84.1  million.
Income from continuing operations adjusted for non-cash income and expense items used $6.4 million of cash.  Working capital  accounts  provided $89.5 million of funds,  as  follows:  Short-term  trading  investments  and  related  short-term borrowings  are reported as cash flow from  operating  activities and provided a net  $93.8  million  of funds  in the  first  three  months  of  2003.  Accounts receivable  used $6.1 million,  trade payables used $5.3 million,  and net other current items provided $7.3 million. Inventories, valued principally by the LIFO method for  financial  reporting  purposes,  totaled  $69.2 million at March 31,
2003, and used $.2 million.

            Other  non-working  capital items  included in operating  activities provided $1.0 million.

            In the first three months of 2003, $3.4 million was spent on capital improvements.

            In the first  quarter of 2003 the Company  purchased an aircraft for
$19.1  million  which it intends to re-sell . The  aircraft is included in other current assets on the Company's Consolidated Balance Sheet at March 31, 2003.

            The  Company's  major  subsidiary,  H&H,  maintains  a separate  and distinct credit facility with various financial institutions.

            Borrowings   outstanding  against  the  H&H  Senior  Secured  Credit
Facility at March 31, 2003 totaled $155.2 million. Letters of credit outstanding under the H&H Revolving Credit Facility were $13.6 million at March 31, 2003. At
December 31, 2002,  borrowings  outstanding  under the H&H Senior Secured Credit
Facility were $130.5 million.

            H&H has entered into an interest rate swap  agreement for certain of its  variable-rate  debt. The swap agreement  covers a notional amount of $100.0 million and converts $100.0 million of its variable rate debt to a fixed rate of
4.79%. The effective date of the swap is January 1, 2003 with a termination date of July 1, 2004.

            In the three months ended March 31, 2003 the Company  purchased  and retired $5.7 million  aggregate  principal amount of 10 1/2% Senior Notes in the open  market for $4.5  million.  After the write off of $.2  million of deferred debt related costs, the Company recognized a gain of $1.0 million.

            As a result of the recent PBGC action to  terminate  the WHX Pension
Plan, H&H has elected not to borrow any additional  funds against the H&H Credit
Facilities  until such time as the PBGC action is  resolved.  This  election has resulted  in an  increase  in H&H  borrowings  under its Senior  Secured  Credit
Facility  of $24.7  million,  as H&H has not used  cash to reduce  its  revolver balance.

LIQUIDITY
---------

            As more fully discussed  above, the PBGC has announced its intention to seek to terminate the WHX Pension  Plan. If the PBGC were to prevail  against the Company,  the PBGC could file a claim in an amount from $143 million to $521 million, which the Company would be unable to fund. An unfavorable resolution of the PBGC action would have a material  adverse effect on the liquidity,  capital resources and results of operations and financial  position of the Company.  The following  discussion  on  Liquidity  of the  Company has been  prepared  and is presented without giving effect to any resulting effects of the PBGC action.

            At March 31,  2003 the WHX Group  had cash and cash  equivalents  of
$99.9 million and short-term investments of $3.7 million.

            In the twelve months ended December 31, 2002, the Company  purchased and retired $134.6 million aggregate principal amount of 10 1/2% Senior Notes in the open market for $87.6  million.  During the period  January 1, 2003  through
March 31, 2003,  purchased  $5.7 million  aggregate  principal  amount of Senior
Notes in the open market for $4.5  million.  Subsequent  to March 31, 2003,  WHX purchased and retired an additional $3.2 million  aggregate  principal amount of
10 1/2% Senior Notes in the open market for $2.5 million.  The cumulative result of these  purchases  amounted to a reduction of principal of $143.5  million and annual reduction in future cash interest expense of $15.1 million.

            On July 31, 2002,  the Company sold the stock of Unimast,  Inc., its wholly-owned  subsidiary,  to Worthington Industries,  Inc. for $95.0 million in cash. Under the terms of the agreement,  the buyer assumed  approximately  $25.6 million of Unimast debt.  Net cash proceeds from the sale,  after escrow of $2.5 million,  closing costs,  transaction fees, employee related payments, and other costs and expenses were approximately  $85.0 million.  The Company applied these proceeds in accordance  with the terms of the Indenture for the Company's 10 1/2
% Senior Notes.

            In 2001, in connection with the term loan portion of the WPC Group's
debtor-in-possession   financing,   WHX  purchased  a   participation   interest
comprising  an  undivided  interest  in the  term  loan in the  amount  of $30.5 million. In addition, at March 31, 2003, WHX had balances due from WPSC totaling
$7.0 million in the form of advances and liquidity  support.  As part of the POR the  Company  has agreed  conditionally  to make  certain  contributions  to the reorganized company. Under the WHX contribution the Company will forgo repayment of the above claims and a will contribute $20 million in cash to the reorganized company.

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
Certain  financial  covenants  associated with leverage,  fixed charge coverage, capital spending and interest  coverage must be maintained.  In third quarter of
2002, H&H received a capital  contribution  of $5.0 million from WHX in order to remain in compliance with certain of these financial covenants.  Such funds were utilized to reduce H&H debt. The H&H credit  agreement allows for the payment of management  fees,  income taxes  pursuant to a tax sharing  agreement,  precious metal lease  repayments and related  interest,  and certain other  expenses.  In addition,  dividends may be paid under certain conditions. At December 31, 2002, the net assets of H&H amounted to $206.1 million,  of which  approximately  $1.0 million was not restricted as to the payment of dividends to WHX.

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

            At  March  31,  2003  there  were 2.6  million  shares  of  Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an amount equal to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2% Senior  Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied at March 31, 2003.  Presently,  management believes that it is not likely that the Company will be able to pay these  dividends in the  foreseeable future.  The holders of the Preferred  Stock are eligible to elect two directors to the  Company's  Board of  Directors  upon the  Company's  failure  to pay six quarterly  dividend  payments,  whether  or not  consecutive.  Dividends  on the
Preferred  Stock have not been paid since the  dividend  payment of October  31,
2000.  Accordingly,  the holders of the Preferred  Stock have the right to elect two directors to the Company's  Board of Directors.  To date, the holders of the
Preferred  Stock have not elected such directors.  At March 31, 2003,  preferred dividends in arrears totaled $48.6 million.

NEW ACCOUNTING STANDARDS
------------------------

            The  Company  adopted  the  provisions  of  Statement  of  Financial
Standards 142,  "Goodwill and Other  Intangible  Assets" ("SFAS 142")  effective
January 1, 2002. As a result of the adoption of SFAS 142, the Company recorded a
$44.0 million non-cash goodwill  impairment charge related to the H&H Wire Group in the first quarter of 2002. This charge was reported as a cumulative effect of an accounting change. The Company recorded this charge because the fair value of this reporting unit, as determined by estimated cash flow projections,  was less than the reporting unit's carrying value.

            In August 2001, the Financial  Accounting  Standards  Board ("FASB")
issued Statement No. 143,  "Accounting for Asset Retirement  Obligation"  ("SFAS
143").  SFAS 143 requires that  obligations  associated with the retirement of a tangible  long-lived asset be recorded as a liability when those obligations are incurred,  with the amount of the  liability  initially  measured at fair value.
Upon  initially  recognizing  a  liability  for an  asset-retirement  obligation
("ARO"),  an entity must  capitalize  the cost by recognizing an increase in the carrying  amount of the related  long-lived  asset.  Over time, the liability is accreted  to its  present  value  each  period,  and  the  capitalized  cost  is depreciated  over the useful life of the related asset.  Upon  settlement of the liability,  an entity either settles the  obligation for its recorded  amount or incurs a gain or loss upon settlement. WHX adopted the provisions of SFAS 143 on
January  1,  2003 and its  adoption  did not have a  significant  effect  on the
Company's financial statements.

            In October 2001, the FASB issued Statement No. 144,  "Accounting for the Impairment or Disposal of Long-Lived  Assets".  SFAS 144 addresses financial accounting  and reporting for the  impairment or disposal of long-lived  assets.
The Statement also extends the reporting  requirements to report separately,  as discontinued operations,  components of an entity that have either been disposed of or classified as held for sale.  WHX adopted the provisions of SFAS 144 as of
January 1, 2002.

            On July 31, 2002,  WHX sold the stock of Unimast,  its  wholly-owned subsidiary  for $95.0  million.  As a result of this  transaction,  Unimast  was accounted for as a discontinued operation in accordance with SFAS 144. (see Note
2).

            In July 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs
Associated with Exit or Disposal  Activities"  ("SFAS 146"). SFAS 146 sets forth various  modifications  to existing  accounting  guidance  which  prescribes the conditions  which  must be met in  order  for  costs  associated  with  contract terminations, facility consolidations,  employee relocations and terminations to be accrued and recorded as liabilities in financial statements.  WHX adopted the provisions of SFAS 146, as related to exit or disposal  activities as of January
1, 2003,  and its adoption did not have a  significant  effect on the  Company's financial statements.

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
123 to require  companies to account for employee  stock  options using the fair value method,  the  disclosure  provisions of SFAS No. 148 are applicable to all companies with  stock-based  employee  compensation,  regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic  value  method  of  APB  No.  25,  "Accounting  for  Stock  Issued  to
Employees." The Company has adopted the disclosure provisions of SFAS 148.

            In  January   2003,   the  FASB   issued   Interpretation   No.  46,
"Consolidation of Variable Interest Entities," which addresses  consolidation by a business of variable interest entities in which it is the primary beneficiary.
The Interpretation is effective immediately for certain disclosure  requirements and variable  interest  entities  created after January 31, 2003,  and in fiscal
2004 for all other variable interest entities. This Interpretation will not have a material impact on the Company's financial statements. .

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            There have been no changes in  financial  market risk as  originally discussed  in the  Company's  Annual  Report  on Form  10-K for the  year  ended
December 31, 2002.

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

            The Order institutes proceedings to determine whether the SEC should enter an order  requiring the Company (a) to cease and desist from committing or causing any future  violation of the rules alleged to have been violated and (b)
to pay approximately $1.3 million in disgorgement of profits.  The Company filed an answer  denying any violations and seeking  dismissal of the  proceeding.  On
October 6, 2000, the initial decision of the  Administrative Law Judge who heard the case  dismissed all charges  against the Company,  with the finding that the
Company  had not  violated  the law.  The  Division of  Enforcement  has filed a petition for the SEC to review the decision and a brief,  but only as to the All
Holders Rule Claim. The SEC, however,  has authority to review any issues on its own accord.  WHX has filed its opposition brief. The SEC heard oral arguments on the case on April 24, 2003

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
Since the Petition Date,  the WPC Group's  management has been in the process of stabilizing their businesses and evaluating their  operations,  while continuing to provide uninterrupted services to its customers.  Reference is made to Note 1 of the Condensed  Consolidated Financial Statements included herewith and to the
Company's Annual Report Form 10-K for a more detailed description of the matters referred to in this paragraph.

            Reference  is  hereby  made  to  Item 3.  Legal  Proceedings  of the
Company's  Annual  Report on Form 10-K for the year ended  December 31, 2002, as well as to Note 10 to the Condensed  Consolidated  Financial Statements included herein, for information regarding additional matters.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            At March  31,  2003,  there  were 2.6  million  shares  of  Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an equal amount to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2 % Senior Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied as of March 31, 2003.  Presently,  management  believes that it is not  likely  that  the  Company  will  be  able to pay  these  dividends  in the foreseeable  future.  At March 31, 2003  dividends  in arrear  amounted to $48.6 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         *  Exhibit 99.1 Certification of Principal Executive Officer

         *  Exhibit 99.2 Certificate of Principal Financial Officer

            Form 8-K filed on February 14, 2003

            Form 8-K filed on March 3, 2003

            Form 8-K filed on March 7, 2003

            Form 8-K filed on March 27, 2003

          * Filed herewith

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

                                      WHX CORPORATION

                                      /s/ Robert K. Hynes
                                      -------------------
                                      Robert K. Hynes
                                      Chief Financial Officer
                                      (Principal Accounting Officer)

                                      May 14, 2003

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

     6.  The registrant's other certifying officers and I have indicated in this quarterly  report  whether  or not there  were  significant  changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation,
         including   any   corrective   actions   with  regard  to   significant
         deficiencies and material weaknesses.

                                  /s/ Neil D. Arnold
                                  ------------------
                                  Neil D. Arnold
                                  Vice Chairman
                                  May 14, 2003

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

     6.  The registrant's other certifying officers and I have indicated in this quarterly  report  whether  or not there  were  significant  changes in internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent evaluation,
         including   any   corrective   actions   with  regard  to   significant
         deficiencies and material weaknesses.

                                           /s/ Robert K. Hynes
                                           -------------------
                                           Robert K. Hynes
                                           Chief Financial Officer
                                           May 14, 2003

