Form 10-Q
period 2003-06-30
WHX CORP
filed 2003-08-08
CIK 106618

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2003
                              -------------------------------------------------

/ /   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

    For Quarter Ended June 30, 2003            Commission File Number 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                 13-3768097
 (State of Incorporation)                                     (IRS Employer
                                                             Identification No.)

    110 East 59th Street
     New York, New York                                           10022
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

The number of shares of Common Stock issued and outstanding as of August 1, 2003 was 5,485,856.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended June 30, Six Months Ended June 30,
                                                                           2003         2002         2003          2002
---------------------------------------------------------------------------------------------------------------------------
                                                                                 (in thousands - except per-share)

Net sales                                                               $  83,519    $ 109,159    $ 164,519    $ 201,982

Cost of goods sold                                                         67,131       86,030      134,080      161,221
                                                                        ---------    ---------    ---------    ---------

Gross profit                                                               16,388       23,129       30,439       40,761

Selling, general and administrative expenses                               20,772       17,413       42,758       34,431
Restructuring charges                                                        --         10,700         --         10,700
                                                                        ---------    ---------    ---------    ---------
Loss from operations                                                       (4,384)      (4,984)     (12,319)      (4,370)
                                                                        ---------    ---------    ---------    ---------

Other:
           Interest expense                                                 4,903        6,537        9,920       15,340
           Gain on early retirement of debt                                 1,966       11,218        2,999       40,235
           Other income (expense)                                           1,696       (1,562)         188         (324)
                                                                        ---------    ---------    ---------    ---------

Income (loss) from continuing operations before taxes                      (5,625)      (1,865)     (19,052)      20,201

Tax provision (benefit)                                                    (1,567)      (3,159)      (6,146)      (3,944)
                                                                        ---------    ---------    ---------    ---------

Income (loss) from continuing operations                                   (4,058)       1,294      (12,906)      24,145

Income from discontinued operation - net of tax                              --          6,492         --          8,343
                                                                        ---------    ---------    ---------    ---------

Income (loss) before cumulative effect of an
   accounting change                                                       (4,058)       7,786      (12,906)      32,488

Cumulative effect of an accounting change (Note 4)                           --           --           --        (44,000)
                                                                        ---------    ---------    ---------    ---------

Net income (loss)                                                       $  (4,058)   $   7,786    $ (12,906)   $ (11,512)
                                                                        =========    =========    =========    =========

Dividend requirement for preferred stock                                $   4,856    $   4,737    $   9,712    $   9,512
                                                                        =========    =========    =========    =========

Net income (loss) applicable to common stock                            $  (8,914)   $   3,049    $ (22,618)   $ (21,024)
                                                                        =========    =========    =========    =========

Basic per share of common stock

Income (loss) from continuing operations - net of preferred dividends   $   (1.67)   $   (0.66)   $   (4.24)   $    2.75
Income from discontinued operation                                           --           1.23         --           1.57
Cumulative effect of an accounting change                                    --           --           --          (8.26)
                                                                        ---------    ---------    ---------    ---------
Net income (loss) per share                                             $   (1.67)   $    0.57    $   (4.24)   $   (3.94)
                                                                        =========    =========    =========    =========

Diluted per share of common stock

Income (loss) from continuing operations                                $   (1.67)   $   (0.66)   $   (4.24)   $    2.29
Income from discontinued operation                                           --           1.23         --           0.79
Cumulative effect of an accounting change                                    --           --           --          (4.18)
                                                                        ---------    ---------    ---------    ---------
Net income (loss) per share                                             $   (1.67)   $    0.57    $   (4.24)   $   (1.10)
                                                                        =========    =========    =========    =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                            June 30,      December 31,
                                                              2003           2002
----------------------------------------------------------------------------------------
                                                       (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                             $  85,719    $  18,396
      Short term investments                                    6,270      205,275
      Trade receivables - net                                  48,739       43,540
      Inventories                                              69,238       68,921
      Other current assets                                     28,081       15,412
                                                            ---------    ---------
                 Total current assets                         238,047      351,544

Advances to WPC                                                 7,113        7,458
Note receivable - WPC                                          32,444       31,959
Property, plant and equipment at cost, less
      accumulated depreciation and amortization               104,630      107,590
Goodwill and other intangibles                                215,276      215,426
Intangibles - pension asset                                    40,270       40,270
Assets held for sale                                           12,007       11,751
Prepaid pension asset                                          18,325       26,385
Deferred taxes - non-current                                   31,523       24,315
Other non-current assets                                       17,106       17,690
                                                            ---------    ---------

                                                            $ 716,741    $ 834,388
                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade payables                                         $  61,584    $  60,172
     Accrued liabilities                                       17,474       20,924
     Short-term debt                                             --        107,857
     Restructuring                                               --          5,424
     Deferred income taxes - current                            6,432        6,432
     Interest payable                                           2,058        2,514
     Payroll and employee benefits                              6,207        2,776
                                                            ---------    ---------
               Total current liabilities                       93,755      206,099

Long-term debt                                                254,447      249,706
Other employee benefit liabilities                              8,738        8,784
Loss in excess of investment in WPC                            61,307       60,667
Additional minimum pension liability                           93,728       93,728
Other liabilities                                               1,572        1,543
                                                            ---------    ---------
                                                              513,547      620,527

Stockholders' Equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,523 shares                   552          552
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 5,486 and 5,406 shares          55           54
    Accumulated other comprehensive loss                      (33,603)     (35,775)
    Additional paid-in capital                                556,207      556,009
    Unearned compensation - restricted stock awards              (132)        --
    Accumulated earnings (deficit)                           (319,885)    (306,979)
                                                            ---------    ---------
Total stockholders' equity                                    203,194      213,861
                                                            ---------    ---------

                                                            $ 716,741    $ 834,388
                                                            =========    =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                          2003         2002
----------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                              $ (12,906)   $ (11,512)
Less: Income from discontinued operations                  --          8,343
                                                      ---------    ---------
Net loss from continuing operations and
  cumulative effect of accounting change                (12,906)     (19,855)
Items not affecting cash from operating activities:
  Cumulative effect of accounting change                   --         44,000
  Restructuring charge                                     --          9,514
  Depreciation and amortization                           7,485        8,610
  Amortization of debt related costs                        829        1,391
  Other postretirement benefits                             125          190
  Gain on early retirement of debt                       (2,999)     (40,235)
  Deferred income taxes                                  (7,208)         (76)
  Gain on asset dispositions                               (490)         (34)
  Earned compensation - restricted stock awards              66         --
  Pension expense                                         8,060        3,800
  Equity loss (income)  in affiliated companies              31         (175)
Decrease (increase) in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                  (5,199)     (19,969)
      Inventories                                          (317)      (2,007)
      Short term investments - trading                  199,005      237,659
      Investment account borrowings                    (107,857)    (110,946)
      Other current assets                                3,298       (7,062)
      Other current liabilities                          (4,487)      27,666
  Other items - net                                        (534)        (430)
                                                      ---------    ---------
Net cash provided by operating activities                76,902      132,041
                                                      ---------    ---------
Cash flows from investing activities:
  Receipts from WPC                                         500         --
  Purchase of aircraft                                  (19,171)        --
  Capital expenditures                                   (5,939)      (3,363)
  Proceeds from sales of assets                           3,704           51
                                                      ---------    ---------
Net cash used in investing activities                   (20,906)      (3,312)
                                                      ---------    ---------
Cash flows from financing activities:
   Long-term debt retirements - net                        --        (77,664)
   Long-term debt proceeds                               22,425         --
   Cash paid on early extinguishment of debt            (14,302)     (23,559)
   Due from Unimast                                       3,204        2,220
                                                      ---------    ---------
Net cash provided by/(used in) financing activities      11,327      (99,003)
                                                      ---------    ---------
Net cash provided by continuing operations               67,323       29,726
Net cash used by discontinued operations                   --         (1,259)
Cash and cash equivalents at beginning of period         18,396        7,789
                                                      ---------    ---------
Cash and cash equivalents at end of period            $  85,719    $  36,256
                                                      =========    =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

            Certain  information and footnote  disclosures  normally included in financial  statements  prepared in accordance with generally accepted accounting principles  have been condensed or omitted.  This quarterly  report on Form 10-Q should be read in conjunction with the Company's audited consolidated  financial statements  contained in Form 10-K for the year ended  December  31,  2002.  The results of  operations  for the three  months and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

            The condensed consolidated financial statements include the accounts of all subsidiary companies except for  Wheeling-Pittsburgh  Corporation and its subsidiaries. On November 16, 2000,  Wheeling-Pittsburgh  Corporation ("WPC"), a
wholly-owned  subsidiary of WHX Corporation ("WHX"), and six of its subsidiaries including  Wheeling-Pittsburgh  Steel Corporation  ("WPSC" and together with WPC
and  its  other  subsidiaries,   the  "WPC  Group")  filed  a  petition  seeking
reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code
(see Note 1). As a result of the  Bankruptcy  Filing,  the  Company  has,  as of
November  16,  2000,  deconsolidated  the  balance  sheet  of  its  wholly-owned subsidiary WPC.  Accordingly,  the accompanying  consolidated  balance sheets at
June 30,  2003  and  December  31,  2002 do not  include  any of the  assets  or liabilities of WPC, and the  accompanying  condensed  consolidated  statement of operations and the condensed  consolidated statement of cash flows for the three months and six months ended June 30, 2003 and 2002 exclude the operating results of WPC. As discussed in Note 1 a Chapter 11 Plan of  Reorganization  (the "POR")
for the WPC Group was  consummated on August 1, 2003.  Among other things,  as a result of the consummation of the POR, each member of the WPC Group is no longer a subsidiary of WHX Corporation.

Nature of Operations
--------------------

            WHX  Corporation  is a holding  company that has been  structured to invest in and/or acquire a diverse group of businesses on a decentralized basis.
WHX's primary  business is Handy & Harman ("H&H"),  a diversified  manufacturing company whose strategic business units encompass three segments: precious metal, wire & tubing, and engineered  materials.  WHX also owns Canfield Metal Coatings
Corporation,  formerly Pittsburgh-Canfield  Corporation ("CMCC"), a manufacturer of electrogalvanized products used in the construction and appliance industries.
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

Note 1 - WPC Group Bankruptcy
-----------------------------

            On November 16, 2000, the WPC Group filed petitions for relief under
Chapter 11 of the Bankruptcy Code in the United States  Bankruptcy Court for the
Northern  District of Ohio. As a result,  subsequent to the  commencement of the
Bankruptcy  Filing,  the WPC Group sought and obtained  several  orders from the
Bankruptcy Court that were intended to enable the WPC Group to continue business operations as  debtors-in-possession.  Since the Petition  Date, the WPC Group's management  has  been  in  the  process  of  stabilizing  their  businesses  and evaluating their operations,  while continuing to provide uninterrupted services to their  customers.  A Chapter 11 POR was confirmed by the Bankruptcy  Court on
June 18, 2003 and was  consummated  on August 1, 2003.  Pursuant to the terms of the POR,  among other  things,  the WPC Group ceased to be a  subsidiary  of WHX effective  August 1, 2003,  and from that date  forward has been an  independent company. See below for additional  information  regarding the Bankruptcy Filing.
The following is a  chronological  summary of the Bankruptcy  Filing through the consummation of the POR, and related matters.

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
Effective as of June 1, 2001, WHX purchased a participation  interest comprising an  undivided  interest  in the Term  Loan in the  amount of $30  million,  plus interest  accrued but not paid on such amount of the Term Loan  through  June 1,
2001.  Concurrently with such transaction,  WHX's guaranty of $30 million of the
Term Loan described above was terminated and the $33 million of funds previously deposited in a pledged  asset  account in support of such guaranty were released to WHX. WHX paid to Citibank $30.5 million of such  deposited  funds to purchase
WHX's  participation  interest in the Term Loan.  The DIP Credit  Agreement  was terminated and repaid upon the consummation of the POR (see below). As discussed below, the WHX participation interest was forgiven by WHX in connection with the consummation of the POR.

            WPC  borrowings  outstanding  under  the  DIP  Credit  Facility  for revolving  loans totaled  $130.9 million and $135.0 million at June 30, 2003 and
December  31,  2002,  respectively.  Term Loans  under the DIP  Credit  Facility totaled  $35.8 million and $35.2 million at June 30, 2003 and December 31, 2002, respectively.  Letters of credit  outstanding  under the  facility  totaled $2.8 million at June 30,  2003.  At June 30,  2003,  net  availability  under the DIP
Credit Facility was $147.5 million.  As a result of the  consummation of the POR the DIP credit facility was repaid (except for the WHX  participation  described below).

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented its investment in the WPC Group. In addition to this investment, WHX owned a $32.0 million  participation  interest in the Term Loan discussed  above and held other claims against WPC and WPSC totaling  approximately  $7.1 million all of which were forgiven in connection  with the  consummation of the POR. The recognition  of the WPC  Group's net loss of $176.6  million,  in the year 2000, eliminated the investment's  carrying value of $136.8 million. In November 2000,
WHX recorded a liability  of $39.8  million  representing  the excess of the WPC
Group's loss over the carrying amount of the investment.

            During the period  November 17, 2000 through June 30, 2003,  the WPC
Group incurred cumulative net losses of $338.5 million. Pursuant to the terms to the amended POR, WHX agreed to  contribute  $20.0  million to the WPC Group (see discussion below pertaining to WHX Contributions).  As a result of the Company's obligation  to fund $20.0  million to WPC Group,  the  Company  recorded a $20.0 million  charge as Equity in loss of WPC as of December 31, 2002. All conditions to the WHX Contributions were satisfied  effective upon consummation of the POR, and the WHX Contributions have been made.

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
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5 million  of  liquidity  support  (part of which consisted of financing  terms) during the period from the Order through  January
31, 2002, (2) if certain conditions are met, an additional $2 million of secured loans (for an aggregate of $7 million) and the  maintenance  of the $5.0 million of liquidity support referred to above,  during the period from February 1, 2002 through  March  31,  2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution to a new WPSC defined benefit pension plan contingent  upon,  among other things,  a confirmed  WPSC Plan of  Reorganization  (item 3 has since been superceded by the WHX Contributions described below). Through June 30, 2003, WHX had advanced $5.0 million of the loans and up to $5.5 million of  financing.  At
June 30,  2003,  the  outstanding  balance of these  secured  advances  was $5.0 million plus interest of $0.5 million,  and $1.6  million,  respectively.  These secured  advances,  totaling $7.1 million were  forgiven in connection  with the consummation of the POR.

            The October Order also approved a Supplemental  Agreement  among the members of the WPC Group and WHX,  under which all of the  extensions  of credit referred to in the preceding paragraph were granted  super-priority claim status in WPSC's Chapter 11 case and are secured by a lien on substantially  all of the assets of WPSC,  junior to the  liens,  security  interests  and  super-priority claims of the lenders to WPSC under the DIP Credit  Agreement.  The Supplemental
Agreement also provided, among other things, that the Company may sell, transfer or dispose of the stock of WPC free from the  automatic  stay imposed  under the
Bankruptcy  Code,  and under  specified  circumstances  required  WPC to support certain changes to the WHX Pension Plan.

            Additionally,  the October Order  approved the terms of the Modified
Labor Agreement  ("MLA") by and among WPC, WPSC and the USWA. WHX is not a party to the  MLA.  The MLA  modified  the then  current  WPSC  collective  bargaining agreement to provide for, among other things,  immediate reductions in wages and the cost of  providing  medical  benefits  to active and  retired  employees  in exchange for improvement in wages and pension benefits for hourly employees upon a confirmed  WPSC Plan of  Reorganization.  The MLA was part of a  comprehensive support arrangement that also involved concessions from WPSC salaried employees,
WPSC's vendors and other constituencies in the Chapter 11 proceedings.

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
On February 28, 2003, the ESLGB initially rejected the application. WPC and RBC, however,  amended and  supplemented  the  application  and it was  conditionally approved on March 26,  2003.  The  approval of the  guaranty  was subject to the satisfaction  of various  conditions  on or before June 30,  2003,  subsequently extended to August 15, 2003,  including,  without limitation,  resolution of the treatment  of the WHX Pension  Plan that is  acceptable  to and  approved by the
PBGC,  confirmation  of a Plan of  Reorganization  for the  WPC  Group,  and the
execution of  definitive  agreements  satisfactory  in form and substance to the
ESLGB. All such conditions were satisfied on or before August 1, 2003.

            The amended RBC application contained a business plan that assumed a confirmed Chapter 11 plan of  reorganization  ("POR") for the WPC Group. As part of the POR, the Company has  conditionally  to make certain  contributions  (the
"WHX  Contributions") to the reorganized  company.  Under the WHX Contributions, the  Company  forgave  the  repayment  of its  claims  against  the WPC Group of approximately  $39 million and,  additionally,  contributed  to the  reorganized company $20 million of cash, for which the Company received a note in the amount of $10 million.  As a result of the WHX  Contributions,  the Company  recorded a
$20.0 million charge as Equity in loss of WPC as of December 31, 2002.

            On June 18, 2003 the POR was confirmed by the  Bankruptcy  Court and on August 1, 2003 it was consummated. In connection with the consummation of the
POR the loan with the RBC  closed on  August 1, 2003 and all  conditions  to the guaranty by the ESLGB were satisfied and the guaranty was granted.  The proceeds of the RBC Loan,  among  other  things,  were  used to repay  the DIP  creditors
(except for WHX).  In addition  all  conditions  to the WHX  Contributions  were satisfied and the WHX Contributions were made. Accordingly,  effective on August
1,  2003 the WPC  Group  ceased  to be a  subsidiary  of WHX and from  that date forward has been an independent company.

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
Summons and  Complaint  ("Complaint")  in United States  District  Court for the
Southern  District of New York seeking the  involuntary  termination  of the WHX
Pension Plan ("WHX  Plan").  WHX filed an answer to this  complaint on March 27,
2003,  contesting the PBGC's action.  On July 24, 2003, the Company entered into
an  agreement  among  the  Pension  Benefit   Guaranty   Corporation   ("PBGC"),
Wheeling-Pittsburgh  Corporation ("WPC"),  Wheeling-Pittsburgh Steel Corporation
("WPSC"),  and the  United  Steelworkers  of  America,  AFL-CIO-CL  ("USWA")  in
settlement of matters relating to the PBGC v. WHX Corporation,  Civil Action No.
03-CV-1553, in the United States District Court for the Southern District of New
York ("Termination Litigation"),  in which the PBGC was seeking to terminate the
WHX Pension Plan ("Plan").  Under the  settlement,  among other things,  WHX has agreed (a) that the Plan, as it is currently  constituted,  is a single employer pension plan, (b) to contribute funds to the Plan equal to moneys spent (if any)
by WHX or its affiliates to purchase WHX 10.5% Senior Notes ("Senior  Notes") in future  open  market  transactions,  and (c) to grant  to the PBGC a pari  passu security  interest  of up to $50  million  in the event WHX  obtains  any future financing  on a secured  basis or provides any  security or  collateral  for the
Senior Notes.

            Also under the  settlement,  all parties  have agreed that as of the effective date of the WPC Plan of Reorganization, (a) no shutdowns have occurred at any WPC Group  facility,  (b) no  member of the WPC Group is a  participating employer  under the Plan,  (c)  continuous  service for WPC Group  employees  is broken,  (d) no WPC Group  employees  will  become  entitled  to "Rule of 65" or
"70/80" Retirement  Benefits  (collectively,  "Shutdown  Benefits") by reason of events  occurring  after the  effective  date of the POR, and (e) the Plan shall provide  for  a  limited  early  retirement  option  to  allow  up to  650  WPSC
USWA-represented employees the right to receive retirement benefits based on the employee's  years of  service  as of July 1, 2003  with a  benefit  equal to $40 multiplied by the employee's years of service as of July 31, 2003.

            Finally,  under the settlement,  the PBGC has agreed (a) that, after the effective  date of the POR, if it terminates the Plan at least one day prior to a WPC Group  facility  shutdown,  WHX shall be released  from any  additional liability to PBGC resulting from the shutdown, (b) to withdraw its claims in the
WPC Bankruptcy Proceedings; and (c) to dismiss the Termination Litigation.

            For accounting purposes,  the cost of the early retirement incentive will be recognized in the third quarter of 2003 as a special termination benefit
in  accordance  with  Statement  of  Financial   Accounting  Standards  No.  88,
"Employers'  Accounting  for  Settlement  and  Curtailments  of Defined  Benefit
Pension  Plans  and for  Termination  Benefits"  ("SFAS  88").  In  addition,  a
Curtailment  arises as a result of the break in service for WPC Group  employees that also  requires a charge  pursuant  to SFAS 88. The amount of these  charges will depend on many  factors  including  the number and  characteristics  of the employees  who  choose  to  retire  and  the  Plan's  funded  status  as of  the measurement  date. Based on preliminary  estimates,  the combined impact of both charges may be in the range of $40.0 to $55.0 million.

            For Plan  funding  purposes,  the impact of the changes  will not be recognized  until the next  actuarial  valuation  which  occurs as of January 1,
2004.  The funding  requirements  will depend on many  factors  including  those identified above as well as future investment  returns on Plan assets.  Based on preliminary estimates, using the current statutory discount rate, it is possible that average annual contributions to the Plan of approximately $10.0 million may be required for the years 2004, 2005 and 2006.

            The agreement  with the PBGC also  contains the  provision  that WHX will not contest a future action by the PBGC to terminate the Plan in connection with a future  WPC  Group  facility  shutdown.  In the  event  that  such a plan termination  occurs, the PBGC has agreed to release WHX from any claims relating to the  shutdown.  However,  there  may  be  PBGC  claims  related  to  unfunded liabilities that may exist as a result of a termination of the Plan.

            In  connection  with past  collective  bargaining  agreements by and between  the WPC Group  and the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"), the WPC Group is obligated to provide certain medical insurance,  life insurance,  disability  and  surviving  spouse  retirement  benefits  to retired employees and their dependents ("OPEB  Obligations").  WHX is not a signatory to any of these  agreements.  However,  WHX previously had separately  agreed to be contingently  liable for a portion  of the OPEB  Obligations.  WHX's  contingent obligation  would be  triggered  in the event  that the WPC Group was to fail to satisfy its OPEB Obligations.  WHX's contingent  obligation is limited to 25% of the  Accumulated  Post-Retirement  Benefit  Obligation  with  respect to the WPC
Group's  employees  and  retirees  represented  by the USWA.  WPSC's  total OPEB
Obligation  at  January  1,  2003 is  estimated  to be $314.1  million.  WHX has estimated that approximately 85% of employees and retirees entitled to such OPEB
Obligations are represented by the USWA. As a result of the  consummation of the
POR, WHX's contingent liability for the OPEB Obligation was eliminated.

            As a result of the consummation of the POR any balance  remaining in the loss in excess  of  investment  will be  reversed  into  income in the third quarter of 2003.

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

            Operating results of discontinued operations were as follows:

                                                    Three       Six
                                                   Months     Months
                                                    Ended      Ended
                                                  June 30,   June 30,
                                                    2002       2002
                                               -----------  ---------
                                                     (in thousands)

                         Net sales                $ 71,890   $127,052

                         Operating income           10,849     14,215

                         Interest/other expense        601        892

                         Income taxes                3,756      4,980

                         Net income                  6,492      8,343

Note 3 - Business Restructuring Charges
---------------------------------------

            During April 2002, the Company's  wholly owned  subsidiary,  Handy &
Harman,  decided to exit certain of its precious metal activities.  The affected product lines were manufactured at H&H's Fairfield,  CT and East Providence,  RI
facilities.  The  decision  to exit these  operating  activities  resulted  in a restructuring  charge of $12.0 million in the year ended December 31, 2002. This charge included $6.6 million in employee separation expenses  (approximately 251 employees,  substantially  all of whom were  terminated by June 30, 2003);  $0.6 million  of  contractual  obligations,  and $4.8  million  in costs to close the facilities,  including refining charges for inventory remaining after operations ceased.

            The Company  received  $1.8 million in 2003 and $8.5 million in 2002 for the sale of certain  property and  equipment  associated  with this segment.
Included  in the  Company's  Balance  Sheet as Assets  Held For Sale at June 30,
2003, is $12.0 million related to the Fairfield,  CT property.  The sale of this property is expected to occur in 2003.

            The following  table  represents  the activity of the  restructuring reserve:

                                         Reserve                             Reserve
                                         Balance                             Balance
                                      December 31,    Cost                   June 30,
                                         2002       Incurred  Adjustment      2003
                                      ------------  --------  ----------   -----------
(in thousands)

Employee separation and related costs   $ 1,358    $  (882)   $  (476)         $-

Facility closing and refining costs       1,117     (1,622)       505          --

Contractual obligations                     137        (63)       (74)         --
                                        -------    -------    -------         ---

                                        $ 2,612    $(2,567)   $   (45)        $-
                                        =======    =======    =======         ===

            In  September  2002,  the  Company  decided  to exit  certain of its
stainless  steel  wire  activities.   The  affected  operations  were  at  H&H's
facilities  in  Liversedge,  England and  Willingboro,  NJ. The decision to exit these operating activities resulted in restructuring  charges of $8.0 million in the second half of 2002. The components of the restructuring  charges were: $2.8 million in employee  separation  expenses  (approximately 121 employees,  all of whom were  terminated  by June 30,  2003),  $4.8 million for the  write-down  of production supplies and consumables and facility closing costs, and $0.4 million in contractual  obligations.  As of June 30, 2003, the Company has received $1.4
million  for  the  sale  of  the  Liversedge,   England  property.  The  Company
anticipates  additional  cash  proceeds  in the  range of $1.5  million  to $2.5 million on the sale of the Willingboro, NJ property. The estimated settlement of certain  pension  obligations  is expected to be in the range of $1.0 million to
$1.5 million.

            The following  table  represents the activity of this  restructuring reserve:

                                          Reserve                              Reserve
                                          Balance                              Balance
                                         December 31,    Cost                  June 30,
                                            2002       Incurred    Adjustment   2003
                                          ----------- ----------  ----------- ----------
(in thousands)

Employee separation and related costs     $ 1,197      $(1,121)     $   (76)     $-

Facility closing costs                      1,241       (1,592)         351      --

Contractual obligations                       374         (144)        (230)     --
                                          -------      -------      -------      ---

                                          $ 2,812      $(2,857)     $    45      $-
                                          =======      =======      =======      ===

            All of the accrued  restructuring  costs for the precious metals and stainless wire activities  were paid by June 30, 2003. The  adjustments  made to the restructuring reserves during the six months ended June 30, 2003 represented revisions to the original cost estimates based on actual costs incurred.

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

(in thousands)
                                          Precious        Wire &     Engineered
                                           Metals         Tubing      Materials        Total
                                        ----------     -----------   -----------   -----------

Balance as of January 1, 2003            $ 106,971     $  60,464      $  47,150     $ 214,585

Pre acquisition foreign NOL utilized          --            (100)          --            (100)
                                         ---------     ---------      ---------     ---------

Balance at June 30, 2003                 $ 106,971     $  60,364      $  47,150     $ 214,485
                                         =========     =========      =========     =========

            As of  June  30,  2003,  the  Company  had  $0.9  million  of  other intangible  assets,  which will  continue to be amortized  over their  remaining useful lives ranging from 3 to 17 years.

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

            On July 31, 2002,  WHX sold the stock of Unimast,  its  wholly-owned subsidiary  for $95.0  million.  As a result of this  transaction,  Unimast  was accounted for as a discontinued  operation in accordance with SFAS 144 (see Note
2).

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

            In December  2002,  the FASB issued  SFAS No. 148,  "Accounting  for
Stock-Based  Compensation - Transition and  Disclosure"  ("SFAS 148").  SFAS 148
amends SFAS No. 123, "Accounting for Stock-Based  Compensation" ("SFAS 123"), to
provide  alternative  methods of  transition  to SFAS 123's fair value method of accounting for stock-based employee  compensation.  While the Statement does not amend SFAS 123 to require  companies to account for employee stock options using the fair value method,  the disclosure  provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account  for that  compensation  using the fair value  method of SFAS 123 or the intrinsic  value  method  of  APB  No.  25,  "Accounting  for  Stock  Issued  to
Employees."  The Company has adopted the disclosure  provisions of SFAS 148. Had compensation  expense for the Company's stock option plans been determined based on the fair value at the grant date for awards  under  these  plans,  consistent with the methodology  prescribed under SFAS 148, the Company's net income (loss)
and  earnings  (loss) per share would have  approximated  the pro forma  amounts indicated below:

                                                   Three Months Ended                 Six Months Ended
                                               June 30, 2003  June 30, 2002  June 30, 2003    June 30, 2002
                                               -------------  -------------  -------------    -------------
                                                            (in thousands - except per share)

Reported:
  Income (loss) from continuing operations     $  (4,058)     $   1,294      $  (12,906)     $   24,145
  Basic earnings (loss) per share              $   (1.67)     $   (0.66)     $    (4.24)     $     2.75
  Diluted earnings (loss) per share            $   (1.67)     $   (0.66)     $    (4.24)     $     2.29

Adjustment to compensation expense for
   stock-based awards - net of tax             $    (193)     $    (157)     $     (320)     $     (265)

Pro forma:
  Income (loss) from continuing operations     $  (4,251)     $   1,137      $  (13,226)     $   23,880
  Basic earnings (loss) per share              $   (1.71)     $   (0.68)     $    (4.30)     $     2.70
  Diluted earnings (loss) per share            $   (1.71)     $   (0.68)     $    (4.30)     $     2.27

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

            In April 2003, the FASB issued SFAS no. 149, "Amendment of Statement of 133 on Derivative Instruments and Hedging Activities." ("SFAS 149"). SFAS 149
amends and  clarifies  the  accounting  for  derivative  instruments,  including certain  derivative  instruments  embedded in other  contracts,  and for hedging activities  under SFAS No.  133,  "Accounting  for  Derivative  Instruments  and
Hedging  Activities," SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after

June 30,  2003.  The  adoption  of SFAS 149 is not  expected  to have a material effect on the  Company's  financial  position,  results of  operations,  or cash flows.

            In May 2003, the FASB issued SFAS No. 150,  "Accounting  for Certain
Financial  Instruments  with  Characteristics  of both  Liabilities  and Equity"
("SFAS 150"). SFAS 150 requires that certain financial instruments,  which under previous  guidance were  accounted  for as equity,  must now be accounted for as liabilities.  The financial instruments affected include mandatorily  redeemable stock,  certain financial  instruments that require or may require the issuer to buy back some its  shares  in  exchange  for cash or other  assets  and  certain obligations that can be settled with shares of stock.  SFAS 150 is effective for all financial  instruments  entered into or modified after May 31, 2003 and must be applied to our existing  financial  instruments  effective  July 6, 2003, the beginning of the first fiscal  period after June 15, 2003.  The Company  adopted
SFAS 150 on June 1, 2003.  The  adoption  of SFAS 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

Note 5 - Earnings Per Share
---------------------------

            The computation of basic earnings per common share is based upon the average  number of shares of Common Stock  outstanding.  In the  computation  of diluted earnings per common share in the three-month and six-month periods ended
June 30, 2003 and the three-month and six-month  period ended June 30, 2002, the conversion  of  preferred  stock,  redeemable  common  stock and the exercise of options would have had an  anti-dilutive  effect.  In the computation of diluted earnings per common  share in the  six-month  period  ended June 30,  2002,  the exercise of options would have had an anti-dilutive  effect. A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(in thousands except per share amounts)

                                        For the Three Months Ended June 30, 2003

                                           Income         Shares       Per-Share
                                         (Numerator)   (Denominator)    Amount
                                         -----------   -------------   ---------

Net loss from continuing operations       $(4,058)
Less: Preferred stock dividends             4,856
                                          -----

Basic and Diluted EPS
Loss from continuing operations
    applicable to common stockholders     $(8,914)       5,340     $  (1.67)
                                          =======      =======     ========

                                         For the Six Months Ended June 30, 2003

                                           Income         Shares       Per-Share
                                         (Numerator)   (Denominator)    Amount
                                         -----------   -------------   ---------

Net loss from continuing operations       $(12,906)
Less: Preferred stock dividends              9,712
                                          --------

Basic and Diluted EPS
Loss from continuing operations
    applicable to common stockholders     $(22,618)        5,339     $  (4.24)
                                          ========      ========     =========

                                       For the Three Months Ended June 30, 2002

                                          Income        Shares      Per-Share
                                        (Numerator)  (Denominator)   Amount
                                       ------------  -------------  ----------

Net income from continuing operations     $ 1,294
Less: Preferred stock dividends             4,737
                                          -----

Basic and Diluted EPS
Loss from continuing operations
    applicable to common stockholders     $(3,443)       5,335     $  (0.66)
                                          =======      =======     =========

                                       For the Six Months Ended June 30, 2002

                                          Income        Shares      Per-Share
                                        (Numerator)  (Denominator)   Amount
                                       ------------  -------------  ----------

Net income from continuing operations    $24,145
Less: Preferred stock dividends            9,512
                                         -----

Basic EPS
Income from continuing operations
    applicable to common stockholders   $14,633       5,325         $   2.75

Effect of Dilutive Securities
     Convertible Preferred Stock          9,512       5,136
     Redeemable Common Stock                             73
                                        -------     -------

Diluted EPS
Income from continuing operations
  applicable to common stockholders
  plus assumed conversion               $24,145      10,534         $   2.29
                                        =======     =======         ========

            Outstanding  stock  options for common  stock  granted to  officers, directors, key employees and others totaled 2.1 million at June 30, 2003.

PREFERRED STOCK DIVIDENDS

            At June 30,  2003,  dividends  in  arrears  to Series A and Series B
Convertible  Preferred  Shareholders  were  $23.0  million  and  $30.4  million, respectively.  Presently  management  believes  that it is not  likely  that the
Company will be able to pay these dividends in the foreseeable future.

REDEEMABLE COMMON STOCK

            At December 31, 2000,  certain  present and former  employees of the
WPC Group held, through an Employee Stock Ownership Plan ("ESOP"), 81,502 shares of common stock of WHX. These employees received such shares as part of the 1991
Plan  of   Reorganization   in  exchange  for  Series  C  preferred   shares  of
Wheeling-Pittsburgh  Steel Corporation (WPC's  predecessor  company prior to the
1990 bankruptcy).  Beneficial owners of such shares who were active employees on
August 15, 1990 and who have either  retired,  died or become  disabled,  or who reach 30 years of  service,  may sell their  shares to the Company at a price of
$45 per share or, upon qualified  retirement,  $60 per share.  These  contingent obligations  are expected to extend over many years, as participants in the ESOP satisfy the  criteria  for selling  shares to the  Company.  In  addition,  each beneficiary  can direct the ESOP to sell any or all of its common stock into the public markets at any time; provided, however, that the ESOP will not on any day sell in the public markets more than 20% of the number of shares of Common Stock traded  during the previous  day.  Management  had  estimated  the liability for future  redemptions to be approximately  $2.6 million at December 31, 2001. As a result  of the  Settlement  Agreement  discussed  in Note 1, the  liability  for redeemable common shares was assumed by WPC, accordingly  participants will sell their  shares to WPC.  Approximately  65,000  shares of Common Stock of WHX were held by the ESOP at June 30, 2003.

2003 INCENTIVE STOCK PLAN

            The 2003  Incentive  Stock Plan  authorizes  the  granting  of stock options and restricted  stock awards.  In the second quarter of 2003 the Company granted 80,000  restricted  stock awards under this plan to members of the Board of  Directors.  The market value of shares issued under this plan is recorded as unearned compensation and shown as a separate component of shareholders' equity.
This  compensation is amortized to expense over the vesting period.  The vesting period is  one-third at date of grant and an  additional  one-third on the first and second anniversaries of grant date, respectively.

Note 6 - Comprehensive Income (Loss)
------------------------------------

            Comprehensive  income  (loss)  for  the  three-month  and  six-month periods ended June 30, 2003 and 2002 is as follows:

(in thousands)                                                      Three Months Ended        Six Months Ended
                                                                        June 30,                   June 30,
                                                                    2003         2002         2003          2002
                                                                 ---------     --------   -----------     --------

Net income (loss)                                                $ (4,058)     $  7,786     $(12,906)     $(11,512)

Other comprehensive income (loss):

   Write off of deferred foreign currency translation losses        1,142          --          1,142          --

   Foreign currency translation adjustments                           269         1,105        1,030           796
                                                                 --------      --------     --------      --------

Comprehensive income (loss)                                      $ (2,647)     $  8,891     $(10,734)     $(10,716)
                                                                 ========      ========     ========      ========

            The write off of deferred foreign currency losses of $1.1 million is included in other income and expense.

            Accumulated  other  comprehensive  income (loss) balances as of June
30, 2003 and December 31, 2002 were comprised as follows:

(in thousands)

June 30, 2003
-----------------------------------------------

Balance on January 1, 2003                            $(35,775)
Foreign currency translation adjustment                  2,172
                                                      --------

Balance on June 30, 2003                              $(33,603)
                                                      ========

December 31, 2002
-----------------------------------------------

Balance on January 1, 2002                            $ (2,268)
Foreign currency translation adjustment                  1,241
Minimum pension liability adjustment - net of tax      (34,748)
                                                      --------

Balance on December 31, 2002                          $(35,775)
                                                      ========

Note 7 - Short Term Investments and Other Current Assets
--------------------------------------------------------

            Net realized and unrealized  gains and losses on trading  securities included in other income  (expense) for the  six-months  ended June 30, 2003 and
2002 were income of $1.6 million and losses of $0.1 million,  respectively.  Net realized and unrealized gains on trading securities included in other income for the  three-months  ended June 30, 2003 and 2002,  was income of $2.6 million and
$0.2 million, respectively.

            In the first  quarter of 2003 the Company  purchased an aircraft for
$19.1  million  which it intends to re-sell.  The  aircraft is included in other current assets on the Company's Consolidated Balance Sheet at June 30, 2003.

Note 8 - Inventories
--------------------

            Inventories  at June 30, 2003 and December 31, 2002 are comprised as follows:

(in thousands)                                                          June 30,    December 31,
                                                                          2003         2002
                                                                       ---------    -----------

Finished products                                                      $ 15,666      $ 13,067
In-process                                                               10,026        11,291
Raw materials                                                            20,204        19,925
Fine and fabricated precious metal in various stages of completion       23,949        25,322
                                                                       --------      --------
                                                                         69,845        69,605
LIFO reserve                                                               (607)         (684)
                                                                       --------      --------
                                                                       $ 69,238      $ 68,921
                                                                       ========      ========

            The operating loss for the six-months ended June 30, 2003,  includes a first quarter  non-cash  charge  included in cost of sales  resulting from the lower of cost or market  adjustment on precious metal  inventories in the amount of $1.3 million.

Note 9 - Long-Term Debt
-----------------------

            The  Company's   long-term  debt  consists  of  the  following  debt
instruments:

(in thousands)                                   June 30,    December 31,
                                                   2003         2002
                                                ----------    -----------

Senior Notes due 2005, 10 1/2%                    $ 92,820     $110,504
Handy & Harman Senior Secured Credit Facility      154,127      130,465
Other                                                7,500        8,737
                                                  --------     --------
                                                   254,447      249,706
Less portion due within one year                      --           --
                                                  --------     --------
Total long-term debt                              $254,447     $249,706
                                                  ========     ========

            In the  six-months  ended June 30, 2003,  the Company  purchased and retired $17.7 million aggregate  principal amount of 10 1/2% Senior Notes in the open market for $14.3  million.  After the write off of $0.4 million of deferred debt related costs,  the Company  recognized a pre-tax gain of $3.0 million.  In the quarter ended June 30, 2003, the Company purchased and retired $12.8 million aggregate  principal  amount of the 10 1/2% Senior  Notes in the open market for
$9.8 million.  After the write-off of deferred debt related  costs,  the Company recognized a pre-tax gain of $2.0 million.

            In the  six-months  ended June 30, 2002,  the Company  purchased and retired $122.0 million aggregate principal amount of 10 1/2% Senior Notes in the open market for $77.7  million.  After the write off of $4.1 million of deferred debt related costs, the Company  recognized a pre-tax gain of $40.2 million.  In the quarter ended June 30, 2002, the Company purchased and retired $39.5 million aggregate  principal  amount of the 10 1/2% Senior  Notes in the open market for
$27.0 million.  After the write-off of deferred debt related costs,  the Company recognized a pre-tax gain of $11.2 million.

            As discussed in Note 1, on March 6, 2003, the PBGC issued its Notice and on March 7, 2003  published  its Notice and filed a Summons and Complaint in the United States  District Court for the Southern  District of New York seeking to terminate  the WHX Pension Plan ("WHX Pension  Plan").  On March 11, 2003 H&H
informed  its  lenders  that the PBGC  action  may be an  occurrence  that would preclude H&H from making certain  representations to the lenders (as required by the Facilities) in connection with future borrowings.  H&H elected not to borrow any additional  funds against the Facilities  until such time as the PBGC action was resolved.  Effective upon the  consummation of the POR and the signing of an agreement  with the PBGC the dispute with the PBGC has been resolved and H&H has resumed borrowings under the H&H Facilities.

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

            The  Division  of  Enforcement  has filed a petition  for the SEC to review the decision and a brief,  but only as to the All Holders Rule Claim.  On
June 4,  2003,  the SEC issued an  opinion  that,  in  overturning  the  initial decision of the  Administrative  law Judge,  found that the Company had violated the "All Holders  Rule." The SEC ordered that the Company  cease and desist from committing or causing any  violations  or future  violations of the "All Holders
Rule." No other  sanction  was  imposed.  The Company  has filed a petition  for review of the SEC's  decision  with the United  States  Court of Appeals for the
District of Columbia. Briefing and oral argument of the appeal have not been set at this time.

PBGC ACTION

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
Summons and  Complaint  ("Complaint")  in United States  District  Court for the
Southern  District of New York seeking the  involuntary  termination  of the WHX
Pension Plan ("WHX  Plan").  WHX filed an answer to this  complaint on March 27,
2003,  contesting the PBGC's action.  On July 24, 2003, the Company entered into
an  agreement  among  the  Pension  Benefit   Guaranty   Corporation   ("PBGC"),
Wheeling-Pittsburgh  Corporation ("WPC"),  Wheeling-Pittsburgh Steel Corporation
("WPSC"),  and the  United  Steelworkers  of  America,  AFL-CIO-CL  ("USWA")  in
settlement of matters relating to the PBGC v. WHX Corporation,  Civil Action No.
03-CV-1553, in the United States District Court for the Southern District of New

York ("Termination Litigation"),  in which the PBGC was seeking to terminate the
WHX Pension Plan ("Plan").  Under the  settlement,  among other things,  WHX has agreed (a) that the Plan, as it is currently  constituted,  is a single employer pension plan, (b) to contribute funds to the Plan equal to moneys spent (if any)
by WHX or its affiliates to purchase WHX 10.5% Senior Notes ("Senior  Notes") in future  open  market  transactions,  and (c) to grant  to the PBGC a pari  passu security  interest  of up to $50  million  in the event WHX  obtains  any future financing  on a secured  basis or provides any  security or  collateral  for the
Senior Notes.

            Also under the  settlement,  all parties  have agreed that as of the effective date of the WPC Plan of Reorganization  ("POR"), (a) no shutdowns have occurred at any WPC or WPSC (collectively, "Steel") facility, (b) Steel is not a participating  employer  under  the  Plan,  (c)  continuous  service  for  Steel employees is broken, (d) no Steel employees will become entitled to "Rule of 65"
or "70/80" Retirement Benefits (collectively,  "Shutdown Benefits") by reason of events  occurring  after the  effective  date of the POR, and (e) the Plan shall provide  for  a  limited  early  retirement  option  to  allow  up to  650  WPSC
USWA-represented employees the right to receive retirement benefits based on the employee's  years of  service  as of July 1, 2003  with a  benefit  equal to $40 multiplied by the employee's years of service.

            Finally,  under the settlement,  the PBGC has agreed (a) that, after the effective  date of the POR, if it terminates the Plan at least one day prior to a Steel  facility  shutdown,  WHX  shall  be  released  from  any  additional liability to PBGC resulting from the shutdown, (b) to withdraw its claims in the
WPC Bankruptcy Proceedings; and (c) to dismiss the Termination Litigation.

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

ENVIRONMENTAL MATTERS

            The WPC Group has been identified as a potentially responsible party under the Comprehensive  Environmental Response,  Compensation and Liability Act
("Superfund") or similar state statutes at several waste sites. The WPC Group is subject to joint and  several  liability  imposed by  Superfund  on  potentially responsible  parties. The WPC Group entered into a Settlement Agreement with the
US EPA that resolves all of the US EPA's pre-petition unsecured claims under the
Superfund  law and  releases  the WPC Group from any future  liability  for such claims. The Bankruptcy Court approved the Settlement  Agreement by order entered
June 13, 2003.

            The WPC Group, as are other industrial manufacturers,  is subject to increasingly  stringent standards relating to the protection of the environment.
In order to facilitate  compliance with these environmental  standards,  the WPC
Group has incurred  capital  expenditures  for  environmental  control  projects aggregating $0.8 million,  $1.7 million and $0.7 million for 2001, 2002, and the six-months ended June 30, 2003, respectively. The WPC Group anticipates spending approximately $19.2 million in the aggregate on major  environmental  compliance projects through the year 2005,  estimated to be spent as follows:  $2.5 million in 2003,  $13.2  million in 2004 and $3.5 million in 2005.  However,  due to the possibility of unanticipated factual or regulatory  developments and in light of limitations  imposed by the pending  Chapter 11 cases,  the amount and timing of future expenditures may vary substantially from such estimates.

            The WPC Group  entered into a Settlement  Agreement  with the US EPA that resolves all of the US EPA's pre-petition unsecured claims and releases the
WPC Group from any future  liability  for such claims with  respect to fines and penalties under various  environmental  laws. The Bankruptcy  Court approved the
Settlement Agreement by order entered June 13, 2003.

            After adjusting for the resolution of pre-petition  claims described above, the WPC Group's accrued  environmental  liabilities totaled $11.1 million at June 30, 2003. WPC Group management believes, based on its best estimate that
WPC has  adequately  provided  for  remediation  costs that might be incurred or
penalties   that  might  be  imposed  under  present   environmental   laws  and
regulations.  However,  final agreement with applicable  regulatory agencies has yet to be reached in a number of instances.  In addition,  unasserted claims may exist of which WPC Group management is presently unaware and therefore unable to evaluate.  As a result,  there is at least a remote  possibility  that  material additional  losses  may have  been  incurred,  the  amount  of which  cannot  be estimated.

            Based on information currently available,  including the WPC Group's prior capital expenditures, anticipated capital expenditures, consent agreements negotiated with Federal and State agencies and information  available to the WPC
Group on pending judicial and administrative proceedings, the WPC Group does not expect its  environmental  compliance,  including  the  incurrence of additional fines and penalties,  if any,  relating to the operation of its  facilities,  to have a material  adverse  effect on the results of  operations of the WPC Group.
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

            The following table presents information about reported segments for the three and six-month period ending June 30, 2003 and 2002:

(in thousands)                                                      Three Months Ended             Six Months Ended
                                                                          June 30,                     June 30,
                                                                    2003           2002           2003           2002
                                                                -----------     ----------      ---------      ---------
Revenue

   Precious Metal                                                $  21,365      $  42,792      $  43,719      $  77,664
   Wire & Tubing                                                    30,759         35,528         62,907         70,141
   Engineered Materials                                             31,395         30,839         57,893         54,177
                                                                 ---------      ---------      ---------      ---------
           Consolidated revenue                                  $  83,519      $ 109,159      $ 164,519      $ 201,982
                                                                 =========      =========      =========      =========

Segment operating income
   Precious Metal                                                $    (177)     $  (7,757)     $  (1,376)     $  (6,170)
   Wire & Tubing                                                       159          2,297           (566)         4,140
   Engineered Materials                                              2,906          4,506          3,521          6,394
                                                                 ---------      ---------      ---------      ---------
                                                                     2,888           (954)         1,579          4,364
                                                                 ---------      ---------      ---------      ---------

Unallocated corporate expenses                                       7,272          4,030         13,898          8,734
                                                                 ---------      ---------      ---------      ---------

    Operating loss                                                  (4,384)        (4,984)       (12,319)        (4,370)

Interest expense                                                     4,903          6,537          9,920         15,340
Gain on early retirement of debt                                     1,966         11,218          2,999         40,235
Other income (expense)                                               1,696         (1,562)           188           (324)
                                                                 ---------      ---------      ---------      ---------

         Income (loss) before taxes, discontinued operations
           and cumulative effect of an accounting change            (5,625)        (1,865)       (19,052)        20,201

Income tax expense (benefit)                                        (1,567)        (3,159)        (6,146)        (3,944)
Income from discontinued operations - net of tax                      --            6,492           --            8,343
                                                                 ---------      ---------      ---------      ---------

          Income (loss) before cumulative effect of an
            accounting change                                       (4,058)         7,786        (12,906)        32,488

Cumulative effect of an accounting change - net of tax                --             --             --          (44,000)
                                                                 ---------      ---------      ---------      ---------

          Net income (loss)                                      $  (4,058)     $   7,786      $ (12,906)     $ (11,512)
                                                                 =========      =========      =========      =========

Note 12 - Supplemental WPC Group Income Statement Data
------------------------------------------------------

            During the  six-months  ended June 30, 2003 and 2002,  the WPC Group incurred a net loss of $67.1  million  and $51.5  million,  respectively.  These results are not reflected in WHX's June 30, 2003 and 2002  consolidated  results of operations. (See Note 1) The WPC Group's summarized income statement data for the  three  and six-  months  ended  June 30,  2003 and 2002 is as  follows  (in thousands):

                                                    Three months ended             Six months ended
                                                          June 30,                    June 30,
                                                    2003          2002            2003           2002
                                                -----------     ----------     ---------      ----------

Net sales                                        $ 250,469      $ 241,642      $ 489,141      $ 447,723
Cost of goods sold, excluding depreciation         239,702        216,457        486,955        428,115
Depreciation                                        16,349         19,436         33,794         37,253
Selling, general and administrative expenses        11,394         11,614         25,258         23,454
Reorganzation expenses                               2,845          2,343          6,145          5,300
                                                 ---------      ---------      ---------      ---------

Operating profit/(loss)                            (19,821)        (8,208)       (63,011)       (46,399)

Interest expense                                     4,072          4,056          7,723          7,861
Reorganization income (expense)                        169          1,297            160          1,297
Other income (expense)                               1,612            487          2,846          1,464
                                                 ---------      ---------      ---------      ---------

Pre-tax profit/(loss)                              (22,112)       (10,480)       (67,728)       (51,499)

Tax provision                                         (638)             6           (629)            12
                                                 ---------      ---------      ---------      ---------

Net income/(loss)                                $ (21,474)     $ (10,486)     $ (67,099)     $ (51,511)
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

                        o The WPC Group has a large net operating tax loss carry
            forward due to prior losses and  continues to incur  losses.  WPC is part of the Company's  consolidated  tax group.  In accordance  with federal tax laws and  regulations,  WPC's tax  attributes  have been
            utilized  by  the  Company's   consolidated   group  to  reduce  its
            consolidated federal tax obligations. The WPC Group's tax attributes will be available to the WHX Group  through  December 31, 2003,  and thereafter will no longer be available;

                        o Various  members  of the WPC Group have  existing  and
            contingent liabilities relating to environmental matters,  including environmental compliance costs, costs of remediation,  and fines and penalties  relating to  possible  violations  of national  and state environmental  laws.  In the  event  the WPC Group is unable to fund these  liabilities,  claims may be made  against  WHX for payment of such liabilities;

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

Bankruptcy  Filing,  the WPC Group sought and obtained  several  orders from the
Bankruptcy Court that were intended to enable the WPC Group to continue business operations as  debtors-in-possession.  Since the Petition  Date, the WPC Group's management  has  been  in  the  process  of  stabilizing  their  businesses  and evaluating their operations,  while continuing to provide uninterrupted services to their customers. A Chapter 11 Plan of Reorganization ("POR") was confirmed by the  Bankruptcy  Court on June 18, 2003 and was  consummated  on August 1, 2003.
Pursuant to the terms of the POR, among other things, the WPC Group ceased to be a subsidiary  of WHX  effective  August 1, 2003,  and from that date forward has been an independent company. See below for additional  information regarding the
Bankruptcy  Filing.  The following is a chronological  summary of the Bankruptcy
Filing through the consummation of the POR, and related matters.

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
Effective as of June 1, 2001, WHX purchased a participation  interest comprising an  undivided  interest  in the Term  Loan in the  amount of $30  million,  plus interest  accrued but not paid on such amount of the Term Loan  through  June 1,
2001.  Concurrently with such transaction,  WHX's guaranty of $30 million of the
Term Loan described above was terminated and the $33 million of funds previously deposited in a pledged  asset  account in support of such guaranty were released to WHX. WHX paid to Citibank $30.5 million of such  deposited  funds to purchase
WHX's  participation  interest  in the Term Loan.  The DIP Credit  Facility  was terminated and repaid upon the consummation of the POR (see below). As discussed below, the WHX participation interest was forgiven by WHX in connection with the consummation of the POR.

            WPC  borrowings  outstanding  under  the  DIP  Credit  Facility  for revolving  loans totaled $130.9 million and $ 135.0 million at June 30, 2003 and
December 31, 2002 respectively. Term Loans under the DIP Credit Facility totaled
$35.8  million  and  $35.2  million  at June 30,  2003  and  December  31,  2002 respectively. Letters of credit outstanding under the facility totaled $ million at June 30,  2003.  At June 30,  2003,  net  availability  under the DIP  Credit
Facility was $147.5 million.  As a result of the consummation of the POR the DIP credit facility was repaid (except for the WHX participation described below).

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented its investment in the WPC Group. In addition to this investment, WHX owned a $32.0 million  participation  interest in the Term Loan discussed  above and held other claims against WPC and WPSC totaling  approximately  $7.1 million all of which were forgiven in connection  with the  consummation of the POR. The recognition  of the WPC  Group's net loss of $176.6  million,  in the year 2000, eliminated the investment's  carrying value of $136.8 million. In November 2000,
WHX recorded a liability  of $39.8  million  representing  the excess of the WPC
Group's loss over the carrying amount of the investment.

            During the period  November 17, 2000 through June 30, 2003,  the WPC
Group incurred cumulative net losses of $338.5 million. Pursuant to the terms to the amended POR, WHX agreed to  contribute  $20.0  million to the WPC Group (see discussion below pertaining to WHX Contributions).  As a result of the Company's obligation  to fund $20.0  million to WPC Group,  the  Company  recorded a $20.0 million  charge as Equity in loss of WPC as of December 31, 2002. All conditions to the WHX contributions were satisfied  effective upon consummation of the POR, and the WHX Contributions have been made.

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
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5 million  of  liquidity  support  (part of which consisted of financing  terms) during the period from the Order through  January
31, 2002, (2) if certain conditions are met, an additional $2 million of secured loans (for an aggregate of $7 million) and the  maintenance  of the $5.0 million of liquidity support referred to above,  during the period from February 1, 2002 through  March  31,  2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution to a new WPSC defined benefit pension plan contingent  upon,  among other things,  a confirmed  WPSC Plan of  Reorganization  (item 3 has since been superceded by the WHX Contributions described below). Through June 30, 2003, WHX had advanced $5.0 million of the loans and up to $5.5 million of  financing.  At
June 30,  2003,  the  outstanding  balance of these  secured  advances  was $5.0 million plus interest of $0.5 million,  and $1.6  million,  respectively.  These secured  advances,  totaling $7.1 million were  forgiven in connection  with the consummation of the POR.

            The October Order also approved a Supplemental  Agreement  among the members of the WPC Group and WHX,  under which all of the  extensions  of credit referred to in the preceding paragraph were granted  super-priority claim status in WPSC's Chapter 11 case and are secured by a lien on substantially  all of the assets of WPSC,  junior to the  liens,  security  interests  and  super-priority claims of the lenders to WPSC under the DIP Credit  Agreement.  The Supplemental
Agreement also provided, among other things, that the Company may sell, transfer or dispose of the stock of WPC free from the  automatic  stay imposed  under the
Bankruptcy  Code,  and under  specified  circumstances  required  WPC to support certain changes to the WHX Pension Plan.

            Additionally,  the October Order  approved the terms of the Modified
Labor Agreement  ("MLA") by and among WPC, WPSC and the USWA. WHX is not a party to the  MLA.  The MLA  modified  the then  current  WPSC  collective  bargaining agreement to provide for, among other things,  immediate reductions in wages and the cost of  providing  medical  benefits  to active and  retired  employees  in exchange for improvement in wages and pension benefits for hourly employees upon a confirmed  WPSC Plan of  Reorganization.  The MLA was part of a  comprehensive support arrangement that also involved concessions from WPSC salaried employees,
WPSC's vendors and other constituencies in the Chapter 11 proceedings.

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
On February 28, 2003, the ESLGB initially rejected the application. WPC and RBC, however,  amended and  supplemented  the  application  and it was  conditionally approved on March 26,  2003.  The  approval of the  guaranty  was subject to the satisfaction of various conditions on or before June 30, 2003 including, without limitation,  resolution  of the  treatment  of the  WHX  Pension  Plan  that  is acceptable to and approved by the PBGC, confirmation of a Plan of Reorganization for the WPC Group,  and the execution of definitive  agreements  satisfactory in form and substance to the ESLGB. All such conditions were satisfied on or before
August 1, 2003.

            The amended RBC application contained a business plan that assumed a confirmed Chapter 11 plan of  reorganization  ("POR") for the WPC Group. As part of the POR, the Company agreed conditionally to make certain contributions ("WHX
Contributions") to the reorganized  company.  Under the WHX  Contributions,  the
Company   forgave  the  repayment  of  its  claims  against  the  WPC  Group  of approximately  $39 million and,  additionally,  contributed  to the  reorganized company $20 million of cash, for which the Company received a note in the amount of $10 million.  As a result of the WHX  Contributions,  the Company  recorded a
$20.0 million charge as Equity in loss of WPC as of December 31, 2002.

            On June 18, 2003 the POR was confirmed by the  Bankruptcy  Court and on August 1, 2003 it was consummated. In connection with the consummation of the
POR the loan with the RBC  closed on  August 1, 2003 and all  conditions  to the
Guaranty by the ESLGB were satisfied and the guaranty was granted.  The proceeds of the RBC Loan,  among  other  things,  were  used to repay  the DIP  creditors
(except for WHX).  In addition  all  conditions  to the WHX  Contributions  were satisfied and the WHX Contributions were made. Accordingly,  effective on August
1,  2003 the WPC  Group  ceased  to be a  subsidiary  of WHX and from  that date forward has been an independent company.

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
Summons and  Complaint  ("Complaint")  in United States  District  Court for the
Southern  District of New York seeking the  involuntary  termination  of the WHX
Pension Plan ("WHX  Plan").  WHX filed an answer to this  complaint on March 27,
2003,  contesting the PBGC's action.  On July 24, 2003, the Company entered into
an  agreement  among  the  Pension  Benefit   Guaranty   Corporation   ("PBGC"),
Wheeling-Pittsburgh  Corporation ("WPC"),  Wheeling-Pittsburgh Steel Corporation
("WPSC"),  and the  United  Steelworkers  of  America,  AFL-CIO-CL  ("USWA")  in
settlement of matters relating to the PBGC v. WHX Corporation,  Civil Action No.
03-CV-1553, in the United States District Court for the Southern District of New
York (the "Termination Litigation"),  in which the PBGC was seeking to terminate the WHX Pension Plan (the "Plan"). Under the settlement, among other things, WHX has  agreed  (a) that the  Plan,  as it is  currently  constituted,  is a single employer pension plan, (b) to contribute funds to the Plan equal to moneys spent
(if any) by WHX or its  affiliates  to  purchase  WHX 10.5%  Senior  Notes  (the
"Senior Notes") in future open market transactions, and (c) to grant to the PBGC a pari passu security interest of up to $50 million in the event WHX obtains any future  financing on a secured basis or provides any security or collateral  for the Senior Notes.

            Also under the  settlement,  all parties  have agreed that as of the effective date of the WPC Plan of Reorganization  (the "POR"),  (a) no shutdowns have  occurred  at any WPC Group  facility,  (b) no member of the WPC Group is a participating  employer  under the Plan,  (c)  continuous  service for WPC Group employees is broken, (d) no WPC Group employees will become entitled to "Rule of
65" or "70/80" Retirement Benefits (collectively, "Shutdown Benefits") by reason of events  occurring after the effective date of the POR, and (e) the Plan shall provide  for  a  limited  early  retirement  option  to  allow  up to  650  WPSC
USWA-represented employees the right to receive retirement benefits based on the employee's  years of  service  as of July 1, 2003  with a  benefit  equal to $40 multiplied by the employee's years of service as of July 31, 2003.

            Finally,  under the settlement,  the PBGC has agreed (a) that, after the effective  date of the POR, if it terminates the Plan at least one day prior to a WPC Group  facility  shutdown,  WHX shall be released  from any  additional liability to PBGC resulting from the shutdown, (b) to withdraw its claims in the
WPC Bankruptcy Proceedings; and (c) to dismiss the Termination Litigation.

            For accounting purposes,  the cost of the early retirement incentive will be recognized in the third quarter of 2003 as a special termination benefit
in  accordance  with  Statement  of  Financial   Accounting   Standards  No.  88
"Employers'  Accounting  for  Settlement  and  Curtailments  of Defined  Benefit
Pension  Plans  and for  Termination  Benefits"  ("SFAS  88").  In  addition,  a
Curtailment  arises as a result of the break in service for WPC Group  employees that also  requires  a charge  pursuant  to the SFAS 88.  The  amounts  of these charges will depend on many factors including the number and  characteristics of the  employees  who  choose to retire  and the  Plan's  funded  status as of the measurement  date. Based on preliminary  estimates,  the combined impact of both charges may be in the range of $40.0 to $55.0 million.

            For Plan  funding  purposes,  the impact of the changes  will not be recognized  until the next  actuarial  valuation  which  occurs as of January 1,
2004.  The funding  requirements  will depend on many  factors  including  those identified above as well as future investment  returns on Plan assets.  Based on preliminary estimates, using the current statutory discount rate, it is possible that average annual contributions to the Plan of approximately $10.0 million may be required for the years 2004, 2005 and 2006.

            The agreement  with the PBGC also  contains the  provision  that WHX will not contest a future action by the PBGC to terminate the Plan in connection with a future  WPC  Group  facility  shutdown.  In the  event  that  such a plan termination  occurs, the PBGC has agreed to release WHX from any claims relating to the  shutdown.  However,  there  may  be  PBGC  claims  related  to  unfunded liabilities that may exist as a result of a termination of the Plan.

            In  connection  with past  collective  bargaining  agreements by and between  the WPC Group  and the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"), the WPC Group is obligated to provide certain medical insurance,  life insurance,  disability  and  surviving  spouse  retirement  benefits  to retired employees and their dependents ("OPEB  Obligations").  WHX is not a signatory to any of these  agreements.  However,  WHX previously had separately  agreed to be contingently  liable for a portion  of the OPEB  Obligations.  WHX's  contingent obligation  would be  triggered  in the event  that the WPC Group was to fail to satisfy its OPEB Obligations.  WHX's contingent  obligation is limited to 25% of the  Accumulated  Post-Retirement  Benefit  Obligation  with  respect to the WPC
Group's  employees  and  retirees  represented  by the USWA.  WPSC's  total OPEB
Obligation  at  January  1,  2003 is  estimated  to be $314.1  million.  WHX has estimated that approximately 85% of employees and retirees entitled to such OPEB
Obligations are represented by the USWA. In connection with the  consummation of the POR WHX's contingent liability for the OPEB Obligations was eliminated.

            As a result of the consummation of the POR any balance  remaining in the loss in excess  of  investment  will be  reversed  into  income in the third quarter of 2003.

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
WHX  also  owns  Canfield  Metal  Coating   Corporation,   a   manufacturer   of
electrogalvanized products used in the construction and appliance industries. In
July 2002, the Company sold its wholly owned subsidiary, Unimast Incorporated, a leading  manufacturer  of steel framing and other  products for  commercial  and residential  construction.  As  a  result,  Unimast  has  been  classified  as a
discontinued   operation  for  all  periods   presented.   Effective   upon  the
consummation the POR on August 1, 2003, WPC and its subsidiaries including WPSC, a  vertically  integrated  manufacturer  of  value-added  and flat rolled  steel products,  which sought  bankruptcy  protection in November 2000, ceased to be a subsidiary of WHX and from that day forward has been an independent company.

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

Results of Operations
---------------------

Comparison of the Second Quarter of 2003 with the Second Quarter of 2002
------------------------------------------------------------------------

            Net sales for the second quarter of 2003 were $83.5 million compared to $109.2 million in the second quarter of 2002. Sales decreased at the Precious
Metal Segment by $21.4 million and by $4.8 million at the Wire & Tubing Segment.
Sales  increased  by $0.6 million at the  Engineered  Materials  Segment.  Gross profit percentage  declined in the second quarter of 2003 to 19.6% from 21.2% in the second  quarter of 2002  primarily due to increased  raw material  costs and lower sales volume.

            Selling,  general and administrative expenses increased $3.4 million to $20.8  million  in the  second  quarter  of 2003 from  $17.4  million  in the comparable  2002 period.  This resulted from increased  pension  expense of $2.1 million,  increased legal and professional fees related to the PBGC action,  and incremental costs,  primarily  employee related,  associated with the closure of certain H&H operations.

            Operating  loss for the  second  quarter  of 2003  was $4.4  million compared to an operating  loss of $5.0  million for the second  quarter of 2002.
Operating  income at the segment level was $2.9 million compared to an operating loss of $1.0 million in 2002.  The 2002  operating  results at the segment level included a $10.7  million  restructuring  charge  related to the Precious  Metal
Segment.

            Unallocated  corporate  expenses increased from $4.0 million to $7.3 million. This increase is primarily related to increased pension expense of $2.1 million and increased  legal and  professional  fees related to the PBGC action.
The  increased  pension  expense is  primarily  related to the  lowering  of the assumed  long-term  rate of return on the WHX Pension  Plan assets from 9.25% to
8.5% and a reduction in the discount rate.

            Interest  expense  for the  second  quarter of 2003  decreased  $1.6 million to $4.9 million from $6.5  million in the second  quarter of 2002.  This decrease was due to lower borrowings, primarily from the retirement of a portion of the 10 1/2% Senior Notes in 2003 and 2002,  lower  interest rates and reduced amortization of deferred financing and consent fees.

            Other income was $1.7 million in the second quarter of 2003 compared to expense of $1.6 million in 2002. Included in 2003 is net investment income of
$.7 million, an unrealized gain on short-term  investments of $2.6 million, loss on  interest  rate  swap  of  $0.3,  and the  recognition  of  $1.1  million  of accumulated foreign currency translation losses.

            In the three-months  ended June 30, 2003, the Company  purchased and retired $12.0 million aggregate  principal amount of 10 1/2% Senior Notes in the open market for $9.8  million.  After the write off of $0.2  million of deferred debt related costs,  the Company  recognized a pre-tax gain of $2.0 million.  In the quarter ended June 30, 2002, the Company purchased and retired $39.5 million aggregate  principal  amount of the 10 1/2% Senior  Notes in the open market for
$27.0 million.  After the write off of deferred debt related costs,  the Company recognized a pre-tax gain of $11.2 million.

            The 2003 second quarter tax benefit is based on a Federal benefit of
35%, offset by permanent differences and state and foreign tax expense. The 2002 second  quarter tax provision  assumes no liability for federal  taxes.  This is based on the assumed  utilization of net operating loss  carryforwards of WPC, a non-consolidated subsidiary.

            The comments that follow compare  revenues and operating income from continuing operations by segment for the second quarter 2003 and 2002:

Precious Metal
--------------

            Sales for the Precious  Metal Segment  decreased  $21.4 million from
$42.8 million in 2002 to $21.4 million in 2003.  Approximately  $17.4 million of this decrease was due to the closing of the Fairfield, CT facility at the end of the third quarter 2002.

            Operating  income increased $7.6 million from a loss of $7.8 million in 2002 to a loss of $0.2 million in 2003. The 2002 operating  results include a
$10.7 million  restructuring  charge  related to the closure of the Fairfield CT facility.  Excluding this charge operating income declined by $3.1 million. This decline is primarily  attributable  to  incremental  costs,  primarily  employee related, of $1.4 million associated with the closure of facilities, and to lower sales at the remaining operating units reflecting weak U.S. industrial output.

Wire & Tubing
-------------

            Sales for the Wire & Tubing  Segment  decreased  $4.7  million  from
$35.5  million in 2002 to $30.8  million in 2003 due to lower  sales  volume and pricing in the  specialty  tubing  group,  and the  shutdown of the  Liversedge,

England and  Willingboro,  N.J.  specialty  wire  facilities at the end of 2002.
These specialty wire facilities had sales of $4.4 million in the 2002 period.

            Operating income decreased by $2.1 million from $2.3 million in 2002 to $0.2 million in 2003.  The  decrease in operating  income is due to increased raw material  costs and declining  sales prices  associated  with this segment's refrigeration business, lower margins in the stainless steel tubing markets, and incremental  costs,  primarily  employee related,  of approximately $1.0 million associated with the closure of the above mentioned specialty wire facilities.

Engineered Materials
--------------------

            Sales for the  Engineered  Materials  Segment  increased $.6 million from $30.8  million in 2002 to $31.4  million in 2003 due to market  share gains and new products in this  segment's  fastener  business,  offset by a decline in
sales   in  the   construction   and   appliance   markets   in  this   segments
electro-galvanizing business.

            Operating income decreased by $1.6 million from $4.5 million in 2002 to $2.9 million in 2003. The decrease in operating income is due to a decline in
sales  in  the   construction   and   appliance   markets   in  this   segment's
electro-galvanizing business.

Comparison of the First Six Months of 2003 with the First Six Months of 2002
----------------------------------------------------------------------------

            Net  sales for the first  six  months  of 2003 were  $164.5  million compared to $202.0 million in the first six months of 2003.  Sales  decreased by
$33.9  million at the Precious  Metal  Segment and by $7.2 million at the Wire &
Tubing  Segment.  Sales  increased by $3.7 million at the  Engineered  Materials
Segment.  Gross  profit  percentage  declined in the six month period of 2003 to
18.5% from 20.2% in the  comparable  2002 period  primarily due to increased raw material  costs and lower  sales  volume,  and a $1.3  million  lower of cost or market adjustment for precious metal inventory in the first quarter of 2003.

            Selling,  general and administrative expenses increased $8.3 million to $42.8  million  in the first six  months of 2003 from  $34.4  million  in the comparable  2002 period.  This resulted from increased  pension  expense of $4.2 million,  increased  legal and  professional  fees  related to the PBGC  action, incremental  costs (primarily  employee  related) of approximately  $2.4 million associated  with the shut down of certain  H&H  operations,  and a $3.5  million charge for  employee  separation  and related  expenses in the first  quarter of
2003.   This  $3.5  million   charge   relates  to  a  reduction  in  executive,
administrative and information technology personnel at H&H.

            Operating  loss for the first six  months of 2003 was $12.3  million compared  to a $4.4  million  operating  loss for the first six  months of 2002.
Operating  income at the segment  level was $1.6  million  compared to operating income of $4.4 million in 2002. The 2003 operating  results at the segment level include the $3.5 million charge for employee  separation  and related  expenses, and incremental costs (primarily  employee  related) of $2.2 million  associated with the shut down of certain H&H  operations  discussed  above.  The  operating results in the 2002 period include a $10.7 million  restructuring charge related to the Company's Precious Metal Segment.

            Unallocated  corporate expenses increased from $8.7 million to $13.9 million. This increase is primarily related to increased pension expense of $4.2 million and  increased  legal and  professional  fees related to the PBGC action seeking to terminate the WHX Pension Plan.

            Interest  expense  for the first six months of 2003  decreased  $5.4 million to $9.9 million from $15.3 million in the first six months of 2002. This decrease was due to lower borrowings, primarily from the retirement of a portion of the 10 1/2% Senior Notes in 2003 and 2002,  lower  interest rates and reduced amortization of deferred financing and consent fees.

            Other  income  was $0.2  million  in the  first  six  months of 2003 compared to expense of $0.3 million in 2002.  Included in 2003 is net investment income of $1.7 million,  an unrealized  gain on short-term  investments  of $1.6 million,  a loss on an interest rate swap of $0.6 million,  loss on the disposal of assets of $.8 million,  and the  recognition  of $1.1 million of  accumulated foreign currency  translation losses. The expense for 2002 was primarily related to an  unrealized  loss on an  interest  rate  swap of $1.7  million,  losses on disposal of property,  plant and equipment of $0.6 million  partially  offset by net investment income of $2.5 million.

            In the six months ended June 30,  2003,  the Company  purchased  and retired $17.7 million aggregate  principal amount of 10 1/2% Senior Notes in the open market for $14.3  million.  After the write-off of $0.4 million of deferred debt related costs, the Company recognized a gain of $3.0 million.

            In the six months ended June 30,  2002,  the Company  purchased  and retired $122.0 million aggregate principal amount of 10 1/2% Senior Notes in the open market for $77.0  million.  After the write-off of $4.1 million of deferred
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

            The 2003 period tax provision is based on a federal  benefit of 35%, offset by  permanent  differences  and state and foreign tax  expense.  The 2002 six-month tax provision  assumes no liability for federal taxes. This assumption is  based  on the  utilization  of  current  year  losses  generated  by WPC,  a non-consolidated  subsidiary.  The cumulative  effect of an accounting change in
2002 had no tax consequence as it relates to non-deductible goodwill.

            The comments that follow compare  revenues and operating income from continuing operations by segment for the six-month periods 2003 and 2002:

Precious Metal
--------------

            Sales for the Precious  Metal Segment  decreased  $33.9 million from
$77.7 million in 2002 to $43.7 million in 2003.  Approximately  $32.3 million of this decrease was due to the closing of the Fairfield, CT facility at the end of the third quarter 2002.

            Operating  loss was $1.4  million in 2003  compared to an  operating loss of $6.2  million in 2002.  Included in the 2002 period is a second  quarter restructuring  charge of $10.7 million  relating to the closure of the Fairfield
CT facility.  Excluding this charge  operating  income declined by $5.9 million.
Included  in 2003 is a non cash lower of cost or market  charge of $1.3  million related to precious metal  inventory and an additional $1.1 million of severance related expenses  allocated to this segment from the reduction in salaried staff at H&H. The remainder of the decline is primarily attributable to lower sales at the remaining  operating  units  reflecting  weak U.S.  industrial  output,  and incremental costs,  primarily  employee related,  associated with the closure of facilities.

Wire & Tubing
-------------

            Sales for the Wire & Tubing  Segment  decreased  $7.2  million  from
$70.1  million in 2002 to $62.9  million in 2003.  This  decline  was due to the shutdown  of the  Liversedge,  England  and  Willingboro,  N.J.  specialty  wire facilities at the end of 2002. These facilities had sales of $8.9 million in the
2002 period.

            Operating income decreased by $4.7 million from $4.1 million in 2002 to an operating loss of $0.6 million in 2003.  The decrease in operating  income is due to increased  raw material  costs and declining  sales prices  associated with this segment's refrigeration business, lower margins in the stainless steel tubing markets,  and incremental costs,  primarily employee related,  associated with the closure of the above mentioned specialty wire facilities.  In addition, the 2003 period includes $1.5 million of severance related expenses allocated to this segment from the reduction in salaried staff at H&H.

Engineered Materials
--------------------

            Sales for the Engineered  Materials  Segment  increased $3.7 million from $54.2 in 2002 to $57.9 million in 2003  primarily due to market share gains and new products in this  segment's  fastener  business,  partially  offset by a decline in sales in the  construction  and appliance  markets in this  segment's electro-galvanizing business.

            Operating income decreased $2.9 million from $6.4 million in 2002 to
$3.5  million in 2003.  Included in 2003 is $0.9  million of  severance  related expenses  allocated to this segment from the reduction in salaried staff at H&H.
The  remaining  operating  income  decrease  is due to a decline in sales in the
construction  and  appliance  markets  in  this  segment's   electro-galvanizing
business.

Financial Position
------------------

            Net cash flow  provided  by  operating  activities  from  continuing operations for the six months ended June 30, 2003 totaled $76.8 million.  Income from continuing  operations  adjusted for non-cash income and expense items used
$6.5 million of cash.  Working capital accounts provided $83.5 million of funds, as follows: Short-term trading investments and related short-term borrowings are reported as cash flow from operating activities and provided a net $91.1 million of funds in the first six months of 2003. Accounts receivable used $5.5 million, trade payables used $1.4 million,  and net other current items used $.4 million.
Inventories,  valued  principally  by the LIFO  method for  financial  reporting purposes, totaled $69.2 million at June 30, 2003, and used $.3 million.

            In the six  months  of 2003,  $5.9  million  was  spent  on  capital improvements.

            In the first  quarter of 2003 the Company  purchased an aircraft for
$19.1  million  which it intends to re-sell.  The  aircraft is included in other current assets on the Company's Consolidated Balance Sheet at June 30, 2003.

            The  Company's  major  subsidiary,  H&H,  maintains  a separate  and distinct credit facility with various financial institutions.

            Borrowings   outstanding  against  the  H&H  Senior  Secured  Credit
Facility at June 30, 2003 totaled $154.1 million.  Letters of credit outstanding under the H&H Revolving  Credit Facility were $13.4 million at June 30, 2003. At
December 31, 2002,  borrowings  outstanding  under the H&H Senior Secured Credit
Facility were $130.5 million.

            H&H has entered into an interest rate swap  agreement for certain of its  variable-rate  debt. The swap agreement  covers a notional amount of $100.0 million and converts $100.0 million of its variable rate debt to a fixed rate of
4.79%. The effective date of the swap is January 1, 2003 with a termination date of July 1, 2004.

            In the six months  ended June 30,  2003 the  Company  purchased  and retired $17.7 million aggregate  principal amount of 10 1/2% Senior Notes in the open market for $14.3  million.  After the write off of $0.4 million of deferred debt related costs, the Company recognized a gain of $3.0 million.

            As a result of the recent PBGC action to  terminate  the WHX Pension
Plan,  H&H elected  not to borrow any  additional  funds  against the H&H Credit
Facilities  until  such time as the PBGC  action  was  resolved.  This  election resulted  in an  increase  in H&H  borrowings  under its Senior  Secured  Credit
Facility  of $23.7  million,  as H&H did not use  cash to  reduce  its  revolver balance.  Effective  upon  the  consummation  of the POR and the  signing  of an agreement with the PBGC the current  dispute with the PBGC has been resolved and
H&H has resumed borrowings under the H&H Facilities.

Liquidity
---------

            At June 30,  2003 the WHX  Group  had cash and cash  equivalents  of
$85.7 million and short-term investments of $6.3 million.

            In the twelve months ended December 31, 2002, the Company  purchased and retired $134.6 million aggregate principal amount of 10 1/2% Senior Notes in the open market for $87.6  million.  During the period  January 1, 2003  through
June 30, 2003,  purchased  $17.7 million  aggregate  principal  amount of Senior
Notes in the open  market  for $14.3  million.  The  cumulative  result of these purchases  amounted to a reduction  of  principal  of $152.3  million and annual reduction in future cash interest expense of $16.0 million.

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

            In 2001, in connection with the term loan portion of the WPC Group's
debtor-in-possession   financing,   WHX  purchased  a   participation   interest
comprising  an  undivided  interest  in the  term  loan in the  amount  of $30.5 million. In addition,  at June 30, 2003, WHX had balances due from WPSC totaling
$7.1 million in the form of advances and liquidity  support.  As part of the POR the Company agreed to make certain  contributions to the reorganized company. In connection with the  consummation of the POR, on August 1, 2003 the Company made the WHX contributions, which consisted of forgoing repayment of the above claims and contributing $20 million in cash to the reorganized company.

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
Certain  financial  covenants  associated with leverage,  fixed charge coverage, capital spending and interest coverage must be maintained.  In second quarter of
2003, H&H received a capital  contribution  of $3.0 million from WHX in order to remain in compliance with certain of these financial covenants.  Such funds were utilized to reduce H&H debt. The H&H credit  agreement allows for the payment of management  fees,  income taxes  pursuant to a tax sharing  agreement,  precious metal lease  repayments and related  interest,  and certain other  expenses.  In addition,  dividends may be paid under certain conditions. At December 31, 2002, the net assets of H&H amounted to $206.1 million,  of which  approximately  $1.0 million was not restricted as to the payment of dividends to WHX.

            On March 6, 2003,  the PBGC  issued its Notice and on March 7, 2003, the PBGC  published  its  Notice  and filed a  Complaint  in the  United  States
District  Court for the Southern  District of New York seeking to terminate  the
WHX  Corporation  Pension Plan ("WHX Plan").  On March 11, 2003 H&H informed its lenders that the PBGC action may have been an occurrence that would preclude H&H from making  certain  representations  to the  lenders  (as  required by the H&H
Facilities) in connection with future borrowings.  H&H elected not to borrow any additional  funds against the H&H Facilities  until such time as the PBGC action was resolved.  Effective upon the  consummation of the POR and the signing of an agreement  with the PBGC the dispute with the PBGC has been resolved and H&H has resumed borrowings under the H&H Facilities.

            Short-term  liquidity is dependent,  in large part, on cash on hand, investments,  precious metal values,  and general economic  conditions and their effect on market demand.  Long-term  liquidity is dependent upon the WHX Group's ability to sustain profitable operations and control costs during periods of low demand  or  pricing  in order to  sustain  positive  cash  flow.  The WHX  Group satisfies its working capital  requirements  through cash on hand,  investments, borrowing  availability under the H&H Credit Facilities and funds generated from operations.  The WHX Group believes that,  cash on hand,  assuming it is able to sustain  the  current  outstanding  borrowings  under the H&H  Facilities,  will provide  the WHX Group for the next  twelve  months  with the funds  required to satisfy working capital and capital expenditure requirements.

            At June  30,  2003  there  were  2.6  million  shares  of  Series  A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an amount equal to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2% Senior  Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied at June 30, 2003.  Presently,  management  believes that it is not likely that the Company will be able to pay these  dividends in the  foreseeable future.  The holders of the Preferred  Stock are eligible to elect two directors to the  Company's  Board of  Directors  upon the  Company's  failure  to pay six quarterly  dividend  payments,  whether  or not  consecutive.  Dividends  on the
Preferred  Stock have not been paid since the  dividend  payment of October  31,
2000.  Accordingly,  the holders of the Preferred  Stock have the right to elect two directors to the Company's  Board of Directors.  To date, the holders of the
Preferred  Stock have not elected such  directors.  At June 30, 2003,  preferred dividends in arrears totaled $53.4 million.

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

            On July 31, 2002,  WHX sold the stock of Unimast,  its  wholly-owned subsidiary  for $95.0  million.  As a result of this  transaction,  Unimast  was accounted for as a discontinued  operation in accordance with SFAS 144 (see Note
2).

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

            In December  2002,  the FASB issued  SFAS No. 148,  "Accounting  for
Stock-Based  Compensation - Transition and  Disclosure"  ("SFAS 148").  SFAS 148
amends SFAS No. 123, "Accounting for Stock-Based  Compensation" ("SFAS 123"), to
provide  alternative  methods of  transition  to SFAS 123's fair value method of accounting for stock-based employee  compensation.  While the Statement does not amend SFAS 123 to require  companies to account for employee stock options using the fair value method,  the disclosure  provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account  for that  compensation  using the fair value  method of SFAS 123 or the intrinsic  value  method  of  APB  No.  25,  "Accounting  for  Stock  Issued  to
Employees." The Company has adopted the disclosure provisions of SFAS 148.

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

            In April 2003, the FASB issued SFAS no. 149, "Amendment of Statement of 133 on Derivative  Instruments and Hedging Activities" ("SFAS 149"). SFAS 149
amends and  clarifies  the  accounting  for  derivative  instruments,  including certain  derivative  instruments  embedded in other  contracts,  and for hedging activities  under SFAS No.  133,  "Accounting  for  Derivative  Instruments  and
Hedging  Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after

June 30,  2003.  The  adoption  of SFAS 149 is not  expected  to have a material effect on the  Company's  financial  position,  results of  operations,  or cash flows.

            In May 2003, the FASB issued SFAS No. 150,  "Accounting  for Certain
Financial  Instruments  with  Characteristics  of both  Liabilities  and Equity"
("SFAS 150"). SFAS 150 requires that certain financial instruments,  which under previous  guidance were  accounted  for as equity,  must now be accounted for as liabilities.  The financial instruments affected include mandatorily  redeemable stock,  certain financial  instruments that require or may require the issuer to buy back some its  shares  in  exchange  for cash or other  assets  and  certain obligations that can be settled with shares of stock.  SFAS 150 is effective for all financial  instruments  entered into or modified after May 31, 2003 and must be applied to our existing  financial  instruments  effective  July 6, 2003, the beginning of the first fiscal  period after June 15, 2003.  The Company  adopted
SFAS 150 on June 1, 2003.  The  adoption  of SFAS 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

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

ITEM 4.      CONTROLS AND PROCEDURES

            Based on their  evaluation,  as of the end of the period  covered by this  Form  10-Q,  the  Company's  Principal  Executive  Officer  and  Principal
Financial  Officer  have  concluded  the  Company's   disclosure   controls  and
procedures  (as defined in Rules  13a-15(e)  or 15d-15(e)  under the  Securities
Exchange Act of 1934) are effective.  There have been no significant  changes in internal controls over financial  reporting that have materially affected or are reasonably likely to materially affect these controls  subsequent to the date of their  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

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

            The  Division  of  Enforcement  has filed a petition  for the SEC to review the decision and a brief,  but only as to the All Holders Rule Claim.  On
June 4,  2003,  the SEC issued an  opinion  that,  in  overturning  the  initial decision of the  Administrative  law Judge,  found that the Company had violated the "All Holders  Rule." The SEC ordered that the Company  cease and desist from committing or causing any  violations  or future  violations of the "All Holders
Rule." No other  sanction  was  imposed.  The Company  has filed a petition  for review of the SEC's  decision  with the United  States  Court of Appeals for the
District of Columbia. Briefing and oral argument of the appeal have not been set at this time.

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
Since the Petition Date,  the WPC Group's  management has been in the process of stabilizing their businesses and evaluating their  operations,  while continuing to  provide  uninterrupted  services  to its  customers.  A  Chapter  11 POR was confirmed by the Bankruptcy Court on June 18, 2003. Pursuant to the terms of the
POR,  among  other  things,  the WPC  Group  ceased  to be a  subsidiary  of WHX effective  August 1, 2003,  and from that date  forward has been an  independent company.  Reference is made to Note 1 of the  Condensed  Consolidated  Financial
Statements  included herewith and to the Company's Annual Report Form 10-K for a more detailed description of the matters referred to in this paragraph.

            Reference  is  hereby  made  to  Item 3.  Legal  Proceedings  of the
Company's  Annual  Report on Form 10-K for the year ended  December 31, 2002, as well as to Note 10 to the Condensed  Consolidated  Financial Statements included herein, for information regarding additional matters.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            At June  30,  2003,  there  were  2.6  million  shares  of  Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an equal amount to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2 % Senior Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied as of June 30, 2003. Presently, management believes that it is not likely that the Company will be able to pay these  dividends in the  foreseeable future. At June 30, 2003 dividends in arrear amounted to $53.4 million.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2003 Annual Meeting of Stockholders
-----------------------------------

     (a)    The 2003 Annual Meeting of Stockholders was held on June 3, 2003.

     (b)    All of the  Company's  nominees as Class I  directors,  as set forth below, were elected.  There was no solicitation in opposition to the
            Company's  nominees.  The other  members of the  Company's  Board of
            Directors  as of  the  date  of  the  Company's  annual  meeting  of stockholders were Neil D. Arnold,  Robert A. Davidow,  Ronald LaBow,
            Marvin L. Olshan, Garen W. Smith and Raymond S. Troubh.

     (c)    Matters voted on at the meeting and the number of votes cast:

                                                   Voted For       Withheld
                                                   ---------       --------
            (1)   Election of Directors

                              William Goldsmith   4,472,633         466,848
                              Louis Klein Jr.     4,509,008         430,473
                              Howard Mileaf       4,508,689         430,792

                                                                           Voted                      Broker
                                                            Voted For     Against  Abstentions       Non-Votes
                                                            ---------     -------  -----------       ---------
            (2)   Adoption of 2003 Incentive Stock
                  Plan                                      4,289,904     609,438     40,139             0
            (3)   Ratification of Pricewaterhouse
                  Coopers LLP as the Company's
                  Independent Public Accountants for
                  the fiscal year ending December 31,
                  2003                                      4,550,177     366,858     22,446             0

     (d)    In  addition  to the  matters  voted upon at the  Annual  Meeting as described  above,  holders  of the  Company's  Series A  Convertible
            Preferred  Stock and Series B Convertible  Preferred  Stock,  voting together as a class,  had the right to elect up to two  directors to the Board of  Directors  of the  Company.  No  quorum  of  preferred stockholders was present at the Annual Meeting, and accordingly,  no action was conducted at such meeting by the preferred stockholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         * Exhibit 31.1 Certification of Principal Executive Officer

         * Exhibit 31.2 Certification of Principal Executive Officer

         * Exhibit 32.1 Certification of Principal Executive Officer

         * Exhibit 32.2 Certificate of Principal Financial Officer

          Form 8-K filed on May 13, 2003

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
                                 August 8, 2003

