Form 10-Q
period 2003-09-30
WHX CORP
filed 2003-11-14
CIK 106618

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended    September 30, 2003
                                   --------------------------------------------

/ /  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

For Quarter Ended September 30, 2003               Commission File Number 1-2394

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

The number of shares of Common Stock issued and  outstanding  as of November 07,
2003 was 5,485,856.

PART 1

ITEM 1. FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                                  2003         2002        2003         2002
-------------------------------------------------------------------------------------------------------------
                                                                      (in thousands - except per-share)

Net sales                                                      $  83,269    $ 105,153    $ 247,788    $ 307,135

Cost of goods sold                                                66,440       90,878      200,520      252,099
                                                               ---------    ---------    ---------    ---------

Gross profit                                                      16,829       14,275       47,268       55,036

Selling, general and administrative expenses                      12,420       20,473       55,178       54,904
Pension - curtailment and special termination benefits            48,102         --         48,102         --
Goodwill impairment charge                                        89,000         --         89,000         --
Restructuring charges                                               --          5,038         --         15,738
                                                               ---------    ---------    ---------    ---------

Loss from operations                                            (132,693)     (11,236)    (145,012)     (15,606)
                                                               ---------    ---------    ---------    ---------

Other:
           Interest expense                                        4,537        6,135       14,457       21,475
           Gain on disposition of WPC                                534         --            534         --
           Gain on early retirement of debt                         --            253        2,999       40,488
           Other income (expense)                                    842       (6,381)       1,030       (6,705)
                                                               ---------    ---------    ---------    ---------

Loss from continuing operations before taxes                    (135,854)     (23,499)    (154,906)      (3,298)

Tax provision (benefit)                                            6,711       (8,130)         565      (12,074)
                                                               ---------    ---------    ---------    ---------

Income (loss) from continuing operations                        (142,565)     (15,369)    (155,471)       8,776
                                                               ---------    ---------    ---------    ---------

Discontinued operations:

     Income from discontinued operation - net of tax                --          2,258         --         10,601
     Gain on sale - net of tax of $6,725                            --         11,747         --         11,747
                                                               ---------    ---------    ---------    ---------

Income (loss) before cumulative effect of an
   accounting change                                            (142,565)      (1,364)    (155,471)      31,124

Cumulative effect of an accounting change (Note 4)                  --           --           --        (44,000)
                                                               ---------    ---------    ---------    ---------

Net loss                                                       $(142,565)   $  (1,364)   $(155,471)   $ (12,876)
                                                               =========    =========    =========    =========

Dividend requirement for preferred stock                       $   4,856    $   4,856    $  14,568    $  14,368
                                                               =========    =========    =========    =========

Net loss applicable to common stock                            $(147,421)   $  (6,220)   $(170,039)   $ (27,244)
                                                               =========    =========    =========    =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Loss from continuing operations - net of preferred dividends   $  (27.38)   $   (3.79)   $  (31.75)   $   (1.05)
Income from discontinued operation                                  --           2.62         --           4.20
Cumulative effect of an accounting change                           --           --           --          (8.27)
                                                               ---------    ---------    ---------    ---------
Net loss per share                                             $  (27.38)   $   (1.17)   $  (31.75)   $   (5.12)
                                                               =========    =========    =========    =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                         September 30,  December 31,
                                                             2003           2002
----------------------------------------------------------------------------------------
                                                       (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                             $  50,930    $  18,396
      Short term investments                                     --        205,275
      Trade receivables - net                                  48,102       43,540
      Inventories                                              43,656       68,921
      Assets held for sale                                     10,000         --
      Other current assets                                     29,743       15,412
                                                            ---------    ---------
                 Total current assets                         182,431      351,544

Advances to WPC                                                  --          7,458
Note receivable - WPC                                            --         31,959
Property, plant and equipment at cost, less
        accumulated depreciation and amortization             105,347      107,590
Goodwill and other intangibles                                126,242      215,426
Intangibles - pension asset                                       794       40,270
Assets held for sale                                             --         11,751
Prepaid pension asset                                            --         26,385
Deferred taxes - non-current                                     --         24,315
Other non-current assets                                       15,376       17,690
                                                            ---------    ---------

                                                            $ 430,190    $ 834,388
                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade payables                                         $  36,313    $  60,172
     Accrued liabilities                                       26,879       26,214
     Short-term debt                                           42,332      107,857
     Restructuring                                               --          5,424
     Deferred income taxes - current                             --          6,432
                                                            ---------    ---------
               Total current liabilities                      105,524      206,099

Long-term debt                                                190,092      249,706
Other employee benefit liabilities                              8,395        8,784
Loss in excess of investment in WPC                              --         60,667
Accrued pension liability                                      28,303         --
Additional minimum pension liability                           15,830       93,728
Other liabilities                                               1,685        1,543
                                                            ---------    ---------
                                                              349,829      620,527

Stockholders' Equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,523 shares                   552          552
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 5,486 and 5,406 shares          55           54
    Accumulated other comprehensive loss                      (13,871)     (35,775)
    Additional paid-in capital                                556,207      556,009
    Unearned compensation - restricted stock awards              (132)        --
    Accumulated deficit                                      (462,450)    (306,979)
                                                            ---------    ---------
Total stockholders' equity                                     80,361      213,861
                                                            ---------    ---------

                                                            $ 430,190    $ 834,388
                                                            =========    =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                        2003           2002
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(155,471)   $ (12,876)
Less: Income from discontinued operations                  --         10,601
                                                      ---------    ---------
Net loss from continuing operations and
   cumulative effect of accounting change              (155,471)     (23,477)
Items not affecting cash from operating activities:
  Cumulative effect of accounting change                   --         44,000
  Goodwill impairment charge                             89,000         --
  Restructuring charge                                     --          9,199
  Depreciation and amortization                          11,110       13,022
  Amortization of debt related costs                      1,362        1,912
  Gain on early retirement of debt                       (2,999)     (40,488)
  Gain on sale of discontinued operations                  --        (11,747)
  Deferred income taxes                                    (832)         208
  (Gain)/loss on asset dispositions                        (452)       1,124
  Pension - curtailment and special benefits             48,102         --
  Pension expense                                         6,586        5,700
  Gain on disposition of WPC                               (534)        --
  Other                                                     232          197
Decrease (increase) in working capital elements,
 net of effect of acquisitions:
      Trade receivables                                  (4,562)     (11,907)
       Inventories                                       25,265        4,859
       Short term investments - trading                 205,275      242,123
       Investment account borrowings                   (107,857)    (110,946)
       Other current assets                                 296        1,609
       Trade payables                                   (23,859)      30,153
       Other current liabilities                         (4,759)      20,190
  Other items - net                                       2,420       (8,587)
                                                      ---------    ---------
Net cash provided by operating activities                88,323      167,144
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net payment to WPC                                    (19,500)        --
  Purchase of aircraft for resale                       (19,171)        --
  Capital expenditures                                  (10,189)      (7,600)
  Net proceeds on sale of discontinued operations          --         84,695
  Dividends from affiliates                                  58          141
  Acquisitions                                             --         (3,057)
  Proceeds from sales of assets                           3,709           81
                                                      ---------    ---------
Net cash (used)/provided by investing activities        (45,093)      74,260
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt proceeds                                  402         --
   Cash paid on early extinguishment of debt            (14,302)     (78,851)
   Net payments of long-term debt                          --        (46,679)
   Due from Unimast                                       3,204        3,223
                                                      ---------    ---------
Net cash used in financing activities                   (10,696)    (122,307)
                                                      ---------    ---------
NET CASH PROVIDED BY CONTINUING OPERATIONS               32,534      119,097
NET CASH USED BY DISCONTINUED OPERATIONS                   --         (1,358)
Cash and cash equivalents at beginning of period         18,396        7,789
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  50,930    $ 125,528
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

            Certain  information and footnote  disclosures  normally included in financial  statements  prepared in accordance with generally accepted accounting principles  have been condensed or omitted.  This quarterly  report on Form 10-Q should be read in conjunction with the Company's audited consolidated  financial statements  contained in Form 10-K for the year ended  December  31,  2002.  The results of operations for the three-months  and nine-months  ended September 30,
2003 are not necessarily indicative of the operating results for the full year.

            The unaudited condensed  consolidated  financial  statements include the  accounts  of  all  subsidiary  companies.  Wheeling-Pittsburgh  Corporation
("WPC") and its subsidiaries, which had been subsidiaries of the Company, ceased to be  subsidiaries on August 1, 2003. On November 16, 2000, WPC, a wholly-owned subsidiary of WHX Corporation  ("WHX"),  and six of its  subsidiaries  including
Wheeling-Pittsburgh  Steel  Corporation  ("WPSC" and  together  with WPC and its other  subsidiaries,  the "WPC Group") filed a petition  seeking  reorganization under Chapter 11 of Title 11 of the United States  Bankruptcy Code  ("Bankruptcy
Filing") (see Note 1). As a result of the Bankruptcy Filing, the Company has, as of November  16,  2000,  deconsolidated  the balance  sheet of its  wholly-owned subsidiary WPC.  Accordingly,  the accompanying  consolidated  balance sheets at
September  30,  2003 and  December  31, 2002 do not include any of the assets or liabilities of WPC, and the accompanying  condensed  consolidated  statements of operations  and the  condensed  consolidated  statements  of cash  flows for the three-months  and nine-months  ended September 30, 2003 and 2002 exclude WPC. As discussed in Note 1, a Chapter 11 Plan of Reorganization (the "POR") for the WPC
Group was consummated on August 1, 2003. Among other things,  as a result of the consummation  of the POR, each member of the WPC Group is no longer a subsidiary of WHX Corporation.

            The  accompanying   unaudited   condensed   consolidated   financial
statements  have been  prepared  assuming the Company  will  continue as a going concern, which indicates that the Company will be able to realize its assets and satisfy its  liabilities  in the normal  course of business.  The Handy & Harman
("H&H") senior secured credit facility includes a revolving credit facility that matures on July 31, 2004 and a term loan of $4.6  million  that matures on March
31, 2004.  This facility also includes a term loan of $98.5 million that matures on July 30, 2006. In addition,  H&H has Industrial Revenue Bonds of $5.0 million and  $2.5  million  that  mature  on March  31,  2004 and  September  30,  2004, respectively.  It is the Company's  intention to refinance the secured bank loan facilities and the Industrial Revenue Bonds prior to their scheduled maturities.
Although the Company believes it will  successfully  refinance such obligations, there can be no assurance such  refinancing  will be obtained.  In the event the
Company  is not  able to  effect  such  refinancing,  its  ability  to  continue operating  as a  going  concern  cannot  be  assured.  The  unaudited  condensed consolidated  financial  statements  do not include any  adjustments  that might result from the occurrence of this contingency.

NATURE OF OPERATIONS
--------------------

            WHX  Corporation  is a holding  company that has been  structured to invest in and/or  acquire a diverse  group of  businesses  that are managed on a decentralized basis. WHX's primary business is H&H, a diversified  manufacturing company whose strategic business units encompass three segments: precious metal, wire & tubing, and engineered  materials.  WHX also owns Canfield Metal Coatings
Corporation ("CMCC"), formerly  Pittsburgh-Canfield  Corporation, a manufacturer of electrogalvanized products used in the construction and appliance industries.
In July 2002, the Company sold its wholly owned subsidiary Unimast  Incorporated
("Unimast"),  a leading  manufacturer  of steel  framing and other  products for
commercial  and  residential  construction.   As  a  result,  Unimast  has  been

classified  as a  discontinued  operation for the 2002 period.  The  transaction closed on July 31,  2002.  WHX's  other  business  (up  through  August  1,2003)
consisted  of WPC and  six of its  subsidiaries  including  WPSC,  a  vertically integrated  manufacturer of value-added and flat rolled steel products (see Note
1).  WPSC,  together  with WPC and its other  subsidiaries  shall be referred to herein as the "WPC Group." WHX,  together with all of its subsidiaries  shall be referred to herein as the "Company," and the Company and its subsidiaries  other than the WPC Group shall be referred to herein as the "WHX Group."

NOTE 1 - WPC GROUP BANKRUPTCY
-----------------------------

            On November 16, 2000, the WPC Group filed petitions for relief under
Chapter 11 of the Bankruptcy Code in the United States  Bankruptcy Court for the
Northern  District of Ohio. As a result,  subsequent to the  commencement of the
Bankruptcy  Filing,  the WPC Group sought and obtained  several  orders from the
Bankruptcy Court that enabled the WPC Group to continue  business  operations as debtors-in-possession. The POR was confirmed by the Bankruptcy Court on June 18,
2003 and was  consummated  on August 1, 2003.  Pursuant to the terms of the POR, among other  things,  the WPC Group ceased to be a subsidiary  of WHX  effective
August 1, 2003, and from that date forward has been an independent  company. See below for additional information regarding the Bankruptcy Filing and the POR.

            On November 17, 2000, the  Bankruptcy  Court granted the WPC Group's motion to approve a $290 million  Debtor in Possession  Credit  Agreement  ("DIP
Credit Agreement") provided by Citibank, N.A., as initial issuing bank, Citicorp
U.S.A., Inc., as administrative  agent, and the DIP Lenders (`the DIP Lenders").
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

            WPC  borrowings  outstanding  under  the DIP  Credit  Agreement  for revolving  loans totaled  $137.2 million and $135.5 million at July 31, 2003 and
December  31,  2002  respectively.  Term Loans  under the DIP  Credit  Agreement totaled  $35.7  million and $35.2 million at July 31, 2003 and December 31, 2002 respectively.  Letters of credit  outstanding  under the  facility  totaled $2.8 million at July 31,  2003.  At July 31,  2003,  net  availability  under the DIP
Credit  Agreement was $2.4 million.  As a result of the  consummation of the POR the DIP credit Agreement was repaid (except for the WHX participation  described below).

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented its investment in the WPC Group. In addition to this investment, WHX owned a $32.0 million  participation  interest in the Term Loan discussed  above and held other claims against WPC and WPSC totaling  approximately $7.1 million, all of which were forgiven in connection  with the  consummation of the POR. The recognition  of the WPC  Group's net loss of $176.6  million,  in the year 2000, eliminated the investment's  carrying value of $136.8 million. In November 2000,
WHX recorded a liability  of $39.8  million  representing  the excess of the WPC
Group's loss over the carrying amount of the investment.

            During the period  November 17, 2000 through July 31, 2003,  the WPC
Group incurred cumulative net losses of $348.6 million. Pursuant to the terms to the POR, WHX agreed to contribute $20.0 million to the WPC Group (see discussion below pertaining to WHX Contributions).  As a result of the Company's obligation to fund $20.0 million to WPC Group,  the Company recorded a $20.0 million charge as Equity in loss of WPC as of December  31,  2002.  All  conditions  to the WHX
Contributions  were  satisfied  effective upon  consummation  of the POR, and on
August 1, 2003, the WHX Contributions were made.

            A Settlement and Release Agreement  ("Settlement  Agreement") by and
among WPSC,  WPC,  WHX, and certain  affiliates of WPSC,  WPC and WHX,  received approval of the United States Bankruptcy Court for the Northern District of Ohio
on May 24, 2001, was entered into on May 25, 2001,  and became  effective on May
29, 2001.

            The Settlement  Agreement provided,  in part, for (1) the payment by
WHX to WPC of $32 million;  (2) the  exchange of releases  between the WPC Group and the WHX Group;  (3) the acquisition by WHX or its designee of certain assets of Pittsburgh-Canfield Corporation ("PCC"), plus the assumption of certain trade payables,  subject to certain terms and conditions (WHX recorded $5.4 million as the fair  value of the net  assets  of  PCC.);  (4) the  termination  of the Tax
Sharing  Agreements  between WHX and WPC; (5) WHX to deliver an agreement to the
WPC Group  whereby it agreed not to charge or allocate any pension  obligations, expenses or charges to the WPC Group with  respect to the WHX Pension  Plan (the
"WHX Plan"),  subject to certain  limitations as provided  therein,  through and including the earlier of the effective date of a Plan or Plans of Reorganization and  December  31,  2002;  and (6) the  final  settlement  of all  inter-company receivables and liabilities  between the WHX Group and the WPC Group (except for commercial trade  transactions),  including the liability for redeemable  stock.
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
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5 million  of  liquidity  support  (part of which consisted of financing  terms) during the period from the Order through  January
31, 2002, (2) if certain conditions are met, an additional $2 million of secured loans (for an aggregate of $7 million) and the  maintenance  of the $5.0 million of liquidity support referred to above,  during the period from February 1, 2002 through  March  31,  2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution to a new WPSC defined benefit pension plan contingent  upon,  among other things, a confirmed WPSC Plan of Reorganization  (item 3 was superceded by the WHX Contributions  described below). Through July 31, 2003, WHX had advanced
$5.0 million of the loans and up to $5.5 million of financing. At July 31, 2003, the outstanding balance of these secured advances was $5.0 million plus interest of $0.5  million,  and  $1.6  million,  respectively.  These  secured  advances, totaling $7.1 million,  were forgiven in connection with the consummation of the
POR.

            The October Order also approved a Supplemental  Agreement  among the members of the WPC Group and WHX,  under which all of the  extensions  of credit referred to in the preceding paragraph were granted  super-priority claim status in WPSC's Chapter 11 case and are  collateralized by a lien on substantially all
of  the  assets  of  WPSC,   junior  to  the  liens,   security   interests  and
super-priority claims of the lenders to WPSC under the DIP Credit Agreement. The
Supplemental  Agreement also provided,  among other things, that the Company may sell,  transfer  or  dispose  of the stock of WPC free from the  automatic  stay imposed under the Bankruptcy  Code, and under specified  circumstances  required
WPC to support certain changes to the WHX Plan.

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

            On September 23, 2002,  WPC announced  that the Royal Bank of Canada
("RBC") had filed on its behalf an  application  with the  Emergency  Steel Loan
Guarantee  Board  ("ESLGB")  for a  $250  million  federal  loan  guarantee.  An affiliate of RBC agreed to underwrite  the loan if the guaranty was granted.  On
February 28, 2003, the ESLGB initially  rejected the  application.  WPC and RBC, however,  amended and  supplemented  the  application  and it was  conditionally approved on March 26,  2003.  The  approval of the  guaranty  was subject to the satisfaction  of various  conditions  on or before June 30,  2003,  subsequently extended to August 15, 2003,  including,  without limitation,  resolution of the treatment  of the WHX Pension  Plan that was  acceptable  to and approved by the
PBGC,  confirmation  of a Plan of  Reorganization  for the  WPC  Group,  and the
execution of  definitive  agreements  satisfactory  in form and substance to the
ESLGB. All such conditions were satisfied on or before August 1, 2003.

            The amended RBC application contained a business plan that assumed a confirmed  Chapter 11 plan of  reorganization  for the WPC Group. As part of the
POR, the Company had  conditionally  agreed to make certain  contributions  (the
"WHX  Contributions") to the reorganized  company.  Under the WHX Contributions, the  Company  forgave  the  repayment  of its  claims  against  the WPC Group of approximately  $39 million and,  additionally,  contributed  to the  reorganized company $20 million of cash, for which the Company received a note in the amount of $10 million.

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
Plan.  WHX filed an answer to this  complaint on March 27, 2003,  contesting the
PBGC's action. On July 24, 2003, the Company entered into an agreement among the
PBGC  ,  Wheeling-Pittsburgh  Corporation  ("WPC"),   Wheeling-Pittsburgh  Steel
Corporation  ("WPSC"),  and  the  United  Steelworkers  of  America,  AFL-CIO-CL
("USWA") in settlement of matters relating to the PBGC V. WHX CORPORATION, Civil
Action No.  03-CV-1553,  in the United  States  District  Court for the Southern
District of New York ("Termination  Litigation"),  in which the PBGC was seeking to terminate the WHX Plan. Under the settlement,  among other things, WHX agreed
(a) that the WHX Plan,  as it is  currently  constituted,  is a single  employer pension plan, (b) to contribute  funds to the WHX Plan equal to moneys spent (if any) by WHX or its  affiliates  to  purchase  WHX 10.5%  Senior  Notes  ("Senior
Notes") in future open market transactions,  and (c) to grant to the PBGC a pari passu security interest of up to $50 million in the event WHX obtains any future financing  on a secured  basis or provides any  security or  collateral  for the
Senior Notes.

            Also  under  the  settlement,  all  parties  agreed  that  as of the effective  date of the POR,  (a) no  shutdowns  had  occurred  at any WPC  Group facility,  (b) no member of the WPC Group is a participating  employer under the
WHX Plan, (c) continuous  service for WPC Group employees was broken, (d) no WPC
Group  employees  will  become  entitled  to "Rule of 65" or "70/80"  Retirement
Benefits (collectively, "Shutdown Benefits") by reason of events occurring after the effective  date of the POR, and (e) the WHX Plan would provide for a limited early retirement option to allow up to 650 WPSC  USWA-represented  employees the right to receive retirement benefits based on the employee's years of service as of  July  31,  2003  with a  monthly  benefit  equal  to $40  multiplied  by the employee's years of service.

            Finally,  under the settlement,  the PBGC agreed (a) that, after the effective  date of the POR, if it terminates the WHX Plan at least one day prior to a WPC Group  facility  shutdown,  WHX shall be released  from any  additional liability to PBGC resulting from the shutdown, (b) to withdraw its claims in the
WPC Bankruptcy Proceedings; and (c) to dismiss the Termination Litigation.

            For accounting purposes, a pre-tax,  non-cash charge for the cost of early retirement incentives of $11.5 million was recognized in the third quarter of 2003 as a  special  termination  benefit  in  accordance  with  Statement  of
Financial Accounting Standards No. 88, "Employers' Accounting for Settlement and
Curtailments  of Defined  Benefit  Pension Plans and for  Termination  Benefits"
("SFAS 88").  In addition,  a  curtailment  occurred as a result of the break in service for WPC Group  employees that resulted in a pre-tax,  non-cash charge of
$36.6 million in the third quarter of 2003, pursuant to SFAS 88.

            For WHX Plan funding purposes, the impact of the changes will not be recognized  until the next  actuarial  valuation  which  occurs as of January 1,
2004.  The funding  requirements  will depend on many  factors  including  those identified above as well as future investment returns on WHX Plan assets.  Based on  preliminary  estimates,  using the current  statutory  discount  rate, it is possible  that average  annual  contributions  to the WHX Plan of  approximately
$10.0 million may be required for the years 2004, 2005 and 2006.

            The agreement  with the PBGC also  contains the  provision  that WHX will not  contest  a future  action  by the  PBGC to  terminate  the WHX Plan in connection with a future WPC Group facility  shutdown.  In the event that such a plan  termination  occurs,  the PBGC has agreed to  release  WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Plan.

            In  connection  with past  collective  bargaining  agreements by and between  the WPC Group and the USWA,  the WPC  Group was  obligated  to  provide certain  medical  insurance,  life  insurance,  disability and surviving  spouse
retirement   benefits  to  retired   employees  and  their   dependents   ("OPEB
Obligations").  WHX is not a signatory to any of these agreements.  However, WHX previously had separately agreed to be contingently  liable for a portion of the
OPEB Obligations.  WHX's contingent  obligation would have been triggered in the event  that the WPC Group was to fail to  satisfy  its OPEB  Obligations.  WHX's contingent  obligation  was  limited to 25% of the  Accumulated  Post-Retirement
Benefit  Obligation  with  respect to the WPC  Group's  employees  and  retirees represented  by the USWA.  WPSC's  total OPEB  Obligation  at January 1, 2003 is estimated to be $314.1  million.  WHX has estimated  that  approximately  85% of employees and retirees  entitled to such OPEB Obligations are represented by the
USWA. As a result of the consummation of the POR, WHX's contingent liability for the OPEB Obligation was eliminated.

            As a  result  of the  consummation  of the POR and the  related  WHX
Contributions,  a  balance  of $.5  million  remained  in the loss in  excess of investment account and was reversed into income in the third quarter of 2003.

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

            Pursuant to FASB Statement No. 144 "Accounting for the Impairment of
Disposal of Long-Lived Assets", the unaudited condensed  consolidated  financial statements and related Notes for the periods presented herein reflect Unimast as a discontinued operation.

            Operating results of discontinued operations were as follows:

                                              Three          Nine
                                              Months        Months
                                              Ended         Ended
                                           September 30, September 30,
                                              2002          2002
                                            ---------    ---------
                                                (in thousands)

                                                (1)          (2)

           Net sales                         $ 23,945    $150,997

           Operating income                     3,437      17,652

           Interest/other (income) expense        (86)        806

           Income taxes                         1,265       6,245

           Net income                           2,258      10,601

(1) reflects operating results for the month of July 2002.
(2) reflects operating results through the month of July 2002.

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
Included in the Company's Balance Sheet as Assets Held For Sale at September 30,
2003,  is $10.0  million  related to the  Fairfield,  CT  property.  The Company recorded a charge of $2.2 million in the third quarter of 2003 to write down the property to its estimated  net  realizable  value.  The sale of this property is expected to occur in 2003 or early 2004.

            The following  table  represents  the activity of the  restructuring reserve:

                                          Reserve                                     Reserve
                                          Balance                                     Balance
                                       December 31,      Cost                      September 30,
                                           2002        Incurred    Adjustment           2003
                                       -------------  ----------   -----------     -------------
(in thousands)

Employee separation and related costs     $ 1,358      $  (882)     $  (476)          $-

Facility closing and refining costs         1,117       (1,622)         505           --

Contractual obligations                       137          (63)         (74)          --
                                          -------      -------      -------           ---

                                          $ 2,612      $(2,567)     $   (45)          $-
                                          =======      =======      =======           ===

            In  September  2002,  the  Company  decided  to exit  certain of its
stainless  steel  wire  activities.   The  affected  operations  were  at  H&H's
facilities  in  Liversedge,  England and  Willingboro,  NJ. The decision to exit these operating activities resulted in restructuring  charges of $8.0 million in the second half of 2002. The components of the restructuring  charges were: $2.8 million in employee  separation  expenses  (approximately 121 employees,  all of whom were  terminated  by June 30,  2003),  $4.8 million for the  write-down  of production supplies and consumables and facility closing costs, and $0.4 million in contractual  obligations.  As of September 30, 2003, the Company has received
$1.4  million  for the sale of the  Liversedge,  England  property.  The Company anticipates  additional cash proceeds of approximately  $1.5 million on the sale of the  Willingboro,  NJ property.  The estimated  settlement of certain pension obligations is expected to be in the range of $1.0 million to $1.5 million.

            The following  table  represents the activity of this  restructuring reserve:

                                          Reserve                                     Reserve
                                          Balance                                     Balance
                                       December 31,      Cost                      September 30,
                                           2002        Incurred    Adjustment           2003
                                       -----------    ---------   ------------     -------------
(in thousands)

Employee separation and related costs     $ 1,197      $(1,121)     $   (76)          $-

Facility closing and refining costs         1,241       (1,592)         351           --

Contractual obligations                       374         (144)        (230)          --
                                          -------      -------      -------           ---

                                          $ 2,812      $(2,857)     $   (45)          $-
                                          =======      =======      =======           ===

            All of the accrued  restructuring  costs for the precious metals and stainless wire activities  were paid by June 30, 2003. The  adjustments  made to the  restructuring  reserves  during the nine months  ended  September  30, 2003 represented  revisions  to the  original  cost  estimates  based on actual costs incurred.

NOTE 4 - ACCOUNTING CHANGES AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-------------------------------------------------------------------------

            The  Company  adopted  the  provisions  of  Statement  of  Financial
Accounting  Standards No. 142,  "Goodwill and Other  Intangible  Assets"  ("SFAS
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

                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                     2003           2002            2003           2002
                                                  ----------   ----------       ----------     ----------
                                                               (in thousands - except per share)

Reported:
  Income (loss) from continuing operations        $(142,565)     $ (15,369)     $(155,471)     $   8,776
  Basic and diluted earnings (loss) per share     $  (27.38)     $   (3.79)     $  (31.75)     $   (1.05)

Adjustment to compensation expense for
   stock-based awards - net of tax                $     (26)     $     (97)     $    (346)     $    (362)

Pro forma:
  Income (loss) from continuing operations        $(142,591)     $ (15,466)     $(155,817)     $   8,414
  Basic and diluted earnings (loss) per share     $  (27.38)     $   (3.81)     $  (31.82)     $   (1.12)

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
The  Interpretation  is effective for all periods ending on or after December 15
2003 for certain disclosure  requirements and variable interest entities created after  January  31,  2003,  and in fiscal 2004 for all other  variable  interest entities.  This  Interpretation will not have a material impact on the Company's
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

NOTE 5 - EARNINGS PER SHARE
---------------------------

            The computation of basic earnings per common share is based upon the average  number of shares of Common Stock  outstanding.  In the  computation  of diluted  earnings per common share for the  three-month  and nine-month  periods ended  September  30,  2003 and the  three-month  and  nine-month  period  ended
September 30, 2002, the conversion of preferred stock,  redeemable  common stock and  the  exercise  of  options  would  have  had  an  anti-dilutive  effect.  A reconciliation of the income and shares used in the computation follows:

Reconciliation of Income and Shares in EPS Calculation
(in thousands except per share amounts)

                                          For the Three Months Ended September 30, 2003

                                            Income             Shares            Per-Share
                                         (Numerator)        (Denominator)          Amount
                                         ------------       -------------       -------------

Net loss from continuing operations       $(142,565)
Less: Preferred stock dividends               4,856
                                          ---------

BASIC AND DILUTED EPS
Loss from continuing operations
    applicable to common stockholders     $(147,421)             5,385           $  (27.38)
                                          =========          =========           =========

                                          For the Three Months Ended September 30, 2003

                                            Income             Shares            Per-Share
                                         (Numerator)        (Denominator)          Amount
                                         ------------       -------------       -------------

Net loss from continuing operations       $(155,471)
Less: Preferred stock dividends              14,568
                                          ---------

BASIC AND DILUTED EPS
Loss from continuing operations
    applicable to common stockholders     $(170,039)             5,355           $  (31.75)
                                          =========          =========           =========

                                       For the Three Months Ended September 30, 2002

                                           Income            Shares        Per-Share
                                         (Numerator)      (Denominator)      Amount
                                         -----------      -------------    ----------

Net loss from continuing operations       $(15,369)
Less: Preferred stock dividends              4,856
                                          --------

BASIC AND DILUTED EPS
Loss from continuing operations
    applicable to common stockholders     $(20,225)            5,338         $  (3.79)
                                          ========          ========         ========

                                        For the Nine Months Ended September 30, 2002

                                           Income            Shares        Per-Share
                                         (Numerator)      (Denominator)      Amount
                                         -----------      ------------- --------------

Net income from continuing operations     $ 8,776
Less: Preferred stock dividends            14,368
                                          -------

BASIC AND DILUTED EPS
Loss from continuing operations
    applicable to common stockholders     $ (5,592)            5,321         $ (1.05)
                                          ========          ========         =======

            Outstanding  stock  options for common  stock  granted to  officers, directors, key employees and others totaled 1.8 million at September 30, 2003.

PREFERRED STOCK DIVIDENDS

            At September 30, 2003, dividends in arrears to Series A and Series B
Convertible  Preferred  Shareholders  were  $25.1  million  and  $33.2  million, respectively.  Presently  management  believes  that it is not  likely  that the
Company will be able to pay these dividends in the foreseeable future.

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

NOTE 6 - COMPREHENSIVE INCOME (LOSS)
------------------------------------

            Comprehensive  income  (loss)  for the  three-month  and  nine-month periods ended September 30, 2003 and 2002 is as follows:

(in thousands)                                                  Three Months Ended             Nine Months Ended
                                                                   September 30,                  September 30,
                                                                2003            2002           2003          2002
                                                             -----------    -----------    ------------   -----------

Net loss                                                      $(142,565)     $  (1,364)     $(155,471)     $ (12,876)

Other comprehensive income (loss):

   Minimum pension liability adjustment                          38,422           --           38,422           --

   Deferred taxes relating to minimum pension liability         (18,710)          --          (18,710)          --

   Write off deferred foreign currency translation losses          --             --            1,142           --

   Foreign currency translation adjustments                          20           (274)         1,050            522
                                                              ---------      ---------      ---------      ---------

Comprehensive income (loss)                                   $(122,833)     $  (1,638)     $(133,567)     $ (12,354)
                                                              =========      =========      =========      =========

            The write off of deferred foreign currency losses of $1.1 million is included in other income and expense.

Accumulated other comprehensive  income (loss) balances as of September 30, 2003 and December 31, 2002 were comprised as follows:

(in thousands)
                                                       September 30,  December 31,
                                                           2003          2002
                                                       -------------  -----------

Minimum pension liability adjustment                      $(15,036)     $(53,458)
Deferred taxes - minimum pension liability adjustment         --          18,710
Foreign currency translation adjustment                      1,165        (1,027)
                                                          --------      --------

                                                          $(13,871)     $(35,775)
                                                          ========      ========

NOTE 7 - INCOME TAXES
---------------------

            Through the  nine-months  ended September 30, 2003, WHX has recorded
$23.1 million of deferred tax assets relating to the tax benefit of current year operating  losses.  In the third quarter of 2003 WHX reduced its minimum pension
liability  with  corresponding   credits  to  other  comprehensive   income  and
intangible   pension  asset..  The  deferred  tax  asset  associated  with  this adjustment of $13.4 million was charged to other comprehensive income.

            At September 30, 2003, WHX eliminated the benefit  recorded  through
September 30, 2003 by recording a valuation  allowance of $23.1  million,  as in the opinion of management, it is more likely than not such tax benefits will not be realized in future periods. In addition the remaining balance of the deferred tax asset relating to the September 30, 2003 minimum  pension  liability of $4.3 million was  reversed to other  comprehensive  income thus  eliminating  the tax benefit that had been  previously  recognized in other  comprehensive  income in fiscal year 2002.

            As a result of  management's  decision  that the  deferred tax asset would not be  realizable,  WHX  reversed  the income tax  benefit  that had been recognized  in the first and  second  quarters  of 2003.  This  revision  in the estimated  tax benefit  resulted in a tax expense of $6.7  million for the three months ended September 30, 2003.

NOTE 8 - SHORT TERM INVESTMENTS AND OTHER CURRENT ASSETS
--------------------------------------------------------

            Net realized and unrealized  gains and losses on trading  securities included in other income (expense) for the nine-months  ended September 30, 2003 and 2002 were income of $3.2 million and losses of $4.3  million,  respectively.
Net realized and unrealized gains and losses on trading  securities  included in other income for the three-months  ended September 30, 2003 and 2002, was income of $1.4 million and a loss of $4.2 million, respectively.

            In the first  quarter of 2003 the Company  purchased an aircraft for
$19.1  million  which it intends to re-sell.  The  aircraft is included in other current  assets on the  Company's  Consolidated  Balance  Sheet at September 30,
2003.

NOTE 9-  GOODWILL AND OTHER INTANGIBLES
---------------------------------------

            In the third  quarter of 2003 the Company  recorded a $89.0  million non-cash goodwill impairment charge relating to the following businesses;  $38.5 specialty  tubing,  $47.0  million  precious  metal  plating,  and $3.5  million precious metal fabrication.  The Company recorded these charges because the fair
value  of  these   reporting   units,  as  determined  by  estimated  cash  flow
projections, was less than the reporting units' carrying value.

            The changes in the carrying  amount of goodwill for the  nine-months ended September 30, 2003 were as follows:

(in thousands)
                                          Precious         Wire &     Engineered
                                           Metals          Tubing      Materials       Total
                                         ---------      ----------    -----------    ----------

Balance as of January 1, 2003            $ 106,971      $  60,464      $  47,150     $ 214,585

Goodwill impairment                        (50,500)       (38,500)          --         (89,000)

Pre acquisition foreign NOL utilized          --             (100)          --            (100)
                                         ---------      ---------      ---------     ---------

Balance at September 30, 2003            $  56,471      $  21,864      $  47,150     $ 125,485
                                         =========      =========      =========     =========

            As of  September  30,  2003,  the Company had $0.9  million of other intangible  assets,  which will  continue to be amortized  over their  remaining useful lives ranging from 3 to 17 years.

NOTE 10 - PENSION PLAN CURTAILMENT AND SPECIAL TERMINATION CHARGE
-----------------------------------------------------------------

            As  discussed  in Note 1, WPC  Group  employees  ceased to be active participants  in the WHX Pension  Plan  effective  July 31, 2003 and as a result such  employees will no longer accrue  benefits under the WHX Plan.  Pursuant to the provisions SFAS 88 this event  constituted a curtailment of the WHX Plan and
required   WHX  to  revalue   the  pension   liability   as  of  July  31,  2003
("remeasurement  date"). The curtailment resulted in a pre-tax,  non-cash charge to income of $36.6 million in the third quarter of 2003.

            In addition a special  termination  benefit was offered to up to 650
WPC Group employees.  As of September 30, 2003, the offer  termination date, 540 employees accepted the early termination  benefit.  In the third quarter of 2003
WHX  recognized a non-cash,  pre-tax  charge of $11.5  million  relating to this benefit.

            As a result of the curtailment  WHX revalued its pension  obligation as of the  remeasurement  date. The July 31, 2003 valuation  estimates a pension expense  for the year of $5.2  million.  The January 1, 2003  pension  valuation resulted in an estimated  pension  expense of $16.1 million and through June 30,
2003 WHX  recorded  $8.1  million of pension  expense.  As a result of the lower annual pension  expense as determined by the July 31, 2003  valuation,  WHX will record pension  credits of $1.5 million in each of the third and fourth quarters of 2003.

            The July 31, 2003 valuation also resulted in a minimum  liability of
$11.4 million, which is $77.9 million lower than the amount recorded at December
31,  2002.  As  a  result  WHX  reduced  the  recorded  minimum  liability  with corresponding credits to other comprehensive income and intangible pension asset of $38.4 million and $39.5 million, respectively.

NOTE 11 - INVENTORIES
---------------------

            Inventories  at  September  30,  2003  and  December  31,  2002  are
comprised as follows:

(in thousands)                                                      September 30,  December 31,
                                                                         2003         2002
                                                                    -------------  -------------

Finished products                                                      $ 15,267      $ 13,067
In-process                                                                8,295        11,291
Raw materials                                                            18,215        19,925
Fine and fabricated precious metal in various stages of completion        2,226        25,322
                                                                       --------      --------
                                                                         44,003        69,605
LIFO reserve                                                               (347)         (684)
                                                                       --------      --------
                                                                       $ 43,656      $ 68,921
                                                                       ========      ========

            The operating  loss for the  nine-months  ended  September 30, 2003, includes a first quarter  non-cash  charge  included in cost of sales  resulting from the lower of cost or market adjustment on precious metal inventories in the amount of $1.3 million.  Included in operating  income for the  nine-months  and three-months  ended September 30, 2003 is a pre-tax gain from the liquidation of certain precious metal of $3.0 million.

NOTE 12 - LONG-TERM DEBT
------------------------

            The  Company's   long-term  debt  consists  of  the  following  debt
instruments:

(in thousands)                                  September 30,       December 31,
                                                    2003                2002
                                                ------------        -------------

Senior Notes due 2005, 10 1/2%                    $ 92,820            $110,504
Handy & Harman Senior Secured Credit Facility      132,104             130,465
Other                                                7,500               8,737
                                                  --------            --------
                                                   232,424             249,706
Less portion due within one year                    42,332                --
                                                  --------            --------
Total long-term debt                              $190,092            $249,706
                                                  ========            ========

            In the nine-months  ended September 30, 2003, the Company  purchased and retired $17.7 million aggregate  principal amount of 10 1/2% Senior Notes in the open  market  for $14.3  million.  After the  write off of $0.4  million  of deferred  debt  related  costs,  the Company  recognized  a pre-tax gain of $3.0 million.  The Company has not  purchased  or retired any Senior  Notes since the second quarter of 2003.

            In the nine-months  ended September 30, 2002, the Company  purchased and retired $123.5 million aggregate principal amount of 10 1/2% Senior Notes in the open  market  for $78.9  million.  After the  write off of $4.1  million  of deferred  debt  related  costs,  the Company  recognized a pre-tax gain of $40.5 million.  In the quarter  ended  September 30, 2002,  the Company  purchased and retired $1.5 million  aggregate  principal amount of the 10 1/2% Senior Notes in the open market for $1.2  million.  After the write-off of deferred debt related costs, the Company recognized a pre-tax gain of $0.3 million.

            The  H&H  senior  secured  credit  facility  has  certain  financial covenants restricting  indebtedness,  liens and limiting cash distributions that can be made to WHX. Certain financial covenants associated with leverage,  fixed charge coverage,  capital spending and interest coverage must be maintained.  In the second and third quarters of 2003,  H&H received  capital  contributions  of
$3.0  million  and $5.0  million,  respectively,  from WHX in order to remain in compliance with certain of these financial  covenants.  Such funds were utilized to  reduce  H&H  debt.  The H&H  credit  agreement  allows  for the  payment  of management  fees,  income taxes  pursuant to a tax sharing  agreement,  precious metal lease  repayments and related  interest,  and certain other  expenses.  In addition,  dividends may be paid under certain conditions. At December 31, 2002, the net assets of H&H amounted to $206.1 million,  of which  approximately  $1.0 million was not restricted as to the payment of dividends to WHX.

            The H&H senior secured credit facility  includes a revolving  credit facility  that  matures on July 31,  2004 and a term loan of $4.6  million  that matures on March 31,  2004.  This  facility  also  includes a term loan of $98.5 million that matures on July 30, 2006. In addition,  H&H has Industrial  Revenue
Bonds of $5.0  million  and $2.5  million  that  mature  on March  31,  2004 and
September  30,  2004,  respectively.  In light of H&H's  results in 2003 and the uncertainty and general weakness in the industrial  economy, it is possible that violations  of financial  covenants  could occur before the maturity date of the credit facility.  It is the Company's  intention to refinance these  obligations prior to their  scheduled  maturities.  Although  the  Company  believes it will successfully  refinance  such  obligations,  there can be no assurance that such refinancing  will be  obtained.  In the event the  Company is not able to effect such refinancing, its ability to continue operating as a going concern cannot be assured.  The  unaudited  condensed  consolidated  financial  statements  do not
include  any  adjustments   that  might  result  from  the  occurrence  of  this
contingency.

NOTE 13- CONTINGENCIES
----------------------

SEC ENFORCEMENT ACTION

            On June 25, 1998,  the Securities  and Exchange  Commission  ("SEC")
instituted an administrative proceeding against the Company alleging that it had violated  certain SEC rules in  connection  with the tender  offer for  Dynamics
Corporation of America ("DCA") commenced on March 31, 1997 through the Company's wholly-owned subsidiary, SB Acquisition Corp. ("Offer"). Specifically, the Order
Instituting  Proceedings  ("Order") alleges that, in its initial form, the Offer violated the "All Holders Rule," Rule 14d-10(a)(1) under the Securities Exchange
Act of 1934, as amended  ("Exchange  Act"),  and that the Company violated Rules
14d-4(c) and 14d-6(d) under the Exchange Act upon  expiration of the Offer.  The
SEC does not claim  that the  Offer was  intended  to or in fact  defrauded  any investor.  On October 6, 2000, the initial  decision of the  Administrative  Law
Judge who heard the case  dismissed  all charges  against the Company,  with the finding that the Company had not violated the law.

            The Division of  Enforcement  filed a petition for the SEC to review the decision and a brief,  but only as to the All Holders Rule Claim. On June 4,
2003, the SEC issued an opinion that, in overturning the initial decision of the
Administrative  law Judge,  found that the Company had violated the "All Holders
Rule." The SEC ordered  that the Company  cease and desist  from  committing  or causing  any  violations  or future  violations  of the "All  Holders  Rule" and
Section 14(d)(4) of the Exchange Act. No other sanction was imposed. The Company has filed a petition  for review of the SEC's  decision  with the United  States
Court of Appeals for the District of Columbia.  The Court has set a schedule for briefing and scheduled oral argument of the appeal for March 2004.

PBGC ACTION

            On March 6, 2003, the Pension Benefit Guaranty  Corporation ("PBGC")
published its Notice of  Determination  ("Notice")  and on March 7, 2003 filed a
Summons and  Complaint  ("Complaint")  in United States  District  Court for the
Southern  District of New York seeking the  involuntary  termination  of the WHX
Plan.  WHX filed an answer to this  complaint on March 27, 2003,  contesting the
PBGC's action. On July 24, 2003, the Company entered into an agreement among the
PBGC  ,  Wheeling-Pittsburgh  Corporation  ("WPC"),   Wheeling-Pittsburgh  Steel
Corporation  ("WPSC"),  and  the  United  Steelworkers  of  America,  AFL-CIO-CL
("USWA") in settlement of matters relating to the PBGC V. WHX CORPORATION, Civil
Action No.  03-CV-1553,  in the United  States  District  Court for the Southern
District of New York ("Termination  Litigation"),  in which the PBGC was seeking to terminate the WHX Plan. Under the settlement,  among other things, WHX agreed
(a) that the WHX Plan,  as it is  currently  constituted,  is a single  employer pension plan, (b) to contribute  funds to the WHX Plan equal to moneys spent (if any) by WHX or its  affiliates  to  purchase  WHX 10.5%  Senior  Notes  ("Senior
Notes") in future open market transactions,  and (c) to grant to the PBGC a pari passu security interest of up to $50 million in the event WHX obtains any future financing  on a secured  basis or provides any  security or  collateral  for the
Senior Notes.  Also,  under the settlement,  the PBGC agreed (a) that, after the effective  date of the POR, if it terminates the WHX Plan at least one day prior to a Steel  facility  shutdown,  WHX  shall  be  released  from  any  additional liability to PBGC resulting from the shutdown, (b) to withdraw its claims in the
WPC Bankruptcy Proceedings; and (c) to dismiss the Termination Litigation.

            For additional information concerning these developments, see Part I
Item 2 - Management's Discussion and Analysis of Financial Condition and Results
of Operations and Notes 1 and 9 to the Consolidated Financial Statements.

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

ENVIRONMENTAL MATTERS

            Prior to the  consummation of the POR, WHX was the sole  stockholder of WPC, the parent company of the WPC Group.  The WPC Group has been  identified as  a  potentially  responsible  party  under  the  Comprehensive  Environmental
Response, Compensation and Liability Act ("Superfund") or similar state statutes at several waste sites. The WPC Group is subject to joint and several  liability imposed by Superfund on potentially  responsible  parties. The WPC Group entered into a Settlement  Agreement  with the US EPA that  resolves all of the US EPA's pre-petition unsecured claims under the Superfund law and releases the WPC Group from any future  liability for such claims.  The  Bankruptcy  Court approved the
Settlement Agreement by order entered June 13, 2003.

            In the  event  the WPC Group is  responsible  for any  environmental liabilities  relating to the period prior to the consummation of the POR, and is unable to fund these liabilities,  claims may be made against WHX for payment of such liabilities.

NOTE 14 - REPORTED SEGMENTS
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

            The following table presents information about reported segments for the three and nine-month period ending September 30, 2003 and 2002:

(in thousands)                                                  Three Months Ended           Nine Months Ended
                                                                    September 30,              September 30,
                                                              2003 (a)         2002         2003 (a)         2002
                                                             ----------     ---------      ----------     ----------
Revenue

   Precious Metal                                            $  19,547      $  41,663      $  63,266      $ 119,326
   Wire & Tubing                                                29,371         31,510         92,278        101,651
   Engineered Materials                                         34,351         31,980         92,244         86,158
                                                             ---------      ---------      ---------      ---------
           Consolidated revenue                              $  83,269      $ 105,153      $ 247,788      $ 307,135
                                                             =========      =========      =========      =========

Segment operating income
   Precious Metal                                            $ (46,682)     $   2,137      $ (48,058)     $  (4,033)
   Wire & Tubing                                               (40,236)       (12,408)       (40,802)        (8,269)
   Engineered Materials                                          3,967          3,510          7,488          9,904
                                                             ---------      ---------      ---------      ---------
                                                               (82,951)        (6,761)       (81,372)        (2,398)
                                                             ---------      ---------      ---------      ---------

Unallocated corporate expenses                                   1,640          4,475         15,538         13,208
Pension - curtailment and special termination benefits          48,102           --           48,102           --
                                                             ---------      ---------      ---------      ---------

    Operating loss                                            (132,693)       (11,236)      (145,012)       (15,606)

Interest expense                                                 4,537          6,135         14,457         21,475
Equity in gain on WPC                                              534           --              534           --
Gain on early retirement of debt                                  --              253          2,999         40,488
Other income (expense)                                             842         (6,381)         1,030         (6,705)
                                                             ---------      ---------      ---------      ---------

         Loss before taxes, discontinued operations
           and cumulative effect of an accounting change      (135,854)       (23,499)      (154,906)        (3,298)

Income tax expense (benefit)                                     6,711         (8,130)           565        (12,074)
Income from discontinued operations - net of tax                  --            2,258           --           10,601
Gain on sale of Unimast - net of tax of $6,725                    --           11,747           --           11,747
                                                             ---------      ---------      ---------      ---------

          Income (loss) before cumulative effect of an
            accounting change                                 (142,565)        (1,364)      (155,471)        31,124

Cumulative effect of an accounting change - net of tax            --             --             --          (44,000)
                                                             ---------      ---------      ---------      ---------

          Net loss                                           $(142,565)     $  (1,364)     $(155,471)     $ (12,876)
                                                             =========      =========      =========      =========

(a)  Segment  operating  income  includes a third  quarter  2003  $89.0  million non-cash goodwill impairment charge relating to the following businesses;  $38.5
Wire & Tubing,  $50.5 million Precious Metal. The Company recorded these charges because the fair value of these reporting units, as determined by estimated cash flow projections, was less than the reporting units' carrying value.

NOTE 15 - SUPPLEMENTAL WPC GROUP INCOME STATEMENT DATA
------------------------------------------------------

            During  the  seven   months   ended  July  31,  2003  (the  date  of
reorganization)  the WPC Group incurred a net loss of $77.2 million.  During the nine months ended  September 30, 2002 the WPC Group incurred a net loss of $44.4 million.  These results are not  reflected in WHX's  September 30, 2003 and 2002 consolidated  results of  operations.  (See Note 1) The WPC  Group's  summarized income statement data for the three and nine-months ended September 30, 2003 and
2002 is as follows (in thousands):

                                                   Three months ended            Nine months ended
                                                      September 30,                 September 30,
                                                  2003 (1)        2002         2003 (1)         2002
                                                 ----------     ---------     ---------      ----------

Net sales                                        $  81,298      $ 277,868     $ 570,439      $ 725,591
Cost of goods sold, excluding depreciation          77,629        235,690       564,584        663,806
Depreciation                                         6,095         18,428        39,889         55,681
Selling, general and administrative expenses         4,648         10,528        29,906         33,982
Reorganzation expenses                               1,995          3,155         8,140          8,455
                                                 ---------      ---------     ---------      ---------
                                                 ---------      ---------     ---------      ---------

Operating profit/(loss)                             (9,069)        10,067       (72,080)       (36,333)

Interest expense                                     1,462          4,308         9,185         12,168
Reorganization income (expense)                       --             --             160          1,295
Other income (expense)                                 382          1,333         3,228          2,797
                                                 ---------      ---------     ---------      ---------

Pre-tax profit/(loss)                              (10,149)         7,092       (77,877)       (44,409)

Tax provision                                          (12)             6          (641)            16
                                                 ---------      ---------     ---------      ---------

Net income/(loss)                                $ (10,137)     $   7,086     $ (77,236)     $ (44,425)
                                                 =========      =========     =========      =========

(1) Contains results through July 31, 2003 (the date of reorganization).

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
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations"  and "Item 8. Financial  Statements and  Supplementary  Data." These
statements  appear in a number of places in this Report and  include  statements regarding WHX's intent,  belief or current  expectations with respect to (i) its financing  plans,  (ii) trends  affecting its financial  condition or results of
operations   and  (iii)  the  impact  of   competition.   The  words   "expect,"
"anticipate,"  "intend,"  "plan,"  "believe,"  "seek,"  "estimate,"  and similar expressions are intended to identify such forward-looking  statements;  however, this  Report  also  contains  other  forward-looking  statements  in addition to historical information.

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

            o H&H is a party to a senior secured credit  facility which includes a revolving  credit  facility that matures on July 31, 2004.  During 2003,
      H&H received  $8.0 million in capital  contributions  from WHX in order to comply with certain financial  covenants of its credit facility.  In light of H&H's results in 2003 and the uncertainty  and general  weakness in the industrial  economy,  it is possible that  violations  of these  financial covenants could occur before the maturity date of the credit facility.  It is the Company's  intention to refinance  this and other debt  obligations prior to their scheduled maturities. Although the Company believes it will successfully  refinance such  obligations,  there can be no assurance that such refinancing will be obtained. In the event the Company is not able to effect such  refinancing,  its ability to  continue  operating  as a going concern cannot be assured. The unaudited condensed  consolidated financial statements  do not  include  any  adjustments  that might  result from the occurrence of this contingency;

            o The WHX 10 1/2%  Senior  Notes in the amount of $92.8  million are due on April 15,  2005.  The  Company's  access to capital  markets in the future to refinance such indebtedness may be limited;

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

            o Prior to the consummation of the POR, WHX was the sole stockholder of WPC,  the  parent  company  of the WPC  Group.  The WPC  Group has been identified  as a  potentially  responsible  party under the  Comprehensive
      Environmental  Response,  Compensation and Liability Act  ("Superfund") or
      similar state statutes at several waste sites. The WPC Group is subject to
      joint  and  several   liability   imposed  by  Superfund  on   potentially
      responsible  parties.  The WPC Group  entered into a Settlement  Agreement with the US EPA that resolves all of the US EPA's  pre-petition  unsecured claims under the  Superfund law and releases the WPC Group from any future liability for such claims.  The  Bankruptcy  Court approved the Settlement
      Agreement by order  entered  June 13, 2003.  In the event the WPC Group is responsible for any environmental liabilities relating to the period prior to the  consummation of the POR, and is unable to fund these  liabilities, claims may be made against WHX for payment of such liabilities.

            o The credit agreement of H&H has certain  financial  covenants that limit the  amount of cash  distributions  that can be paid to WHX and may, under certain circumstances, restrict H&H's capital expenditures.

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

            WPC  borrowings  outstanding  under  the DIP  Credit  Agreement  for revolving  loans totaled $137.2 million and $ 135.5 million at July 31, 2003 and
December  31,  2002  respectively.  Term Loans  under the DIP  Credit  Agreement totaled  $35.7  million and $35.2 million at July 31, 2003 and December 31, 2002 respectively.  Letters of credit  outstanding  under the  facility  totaled $2.8 million at July 31,  2003.  At July 31,  2003,  net  availability  under the DIP
Credit  Agreement was $2.4 million.  As a result of the  consummation of the POR the DIP credit Agreement was repaid (except for the WHX participation  described below).

            At January  1, 2000,  $136.8  million  of the  Company's  net equity represented its investment in the WPC Group. In addition to this investment, WHX owned a $32.0 million  participation  interest in the Term Loan discussed  above and held other claims against WPC and WPSC totaling  approximately $7.1 million, all of which were forgiven in connection  with the  consummation of the POR. The recognition  of the WPC  Group's net loss of $176.6  million,  in the year 2000, eliminated the investment's  carrying value of $136.8 million. In November 2000,
WHX recorded a liability  of $39.8  million  representing  the excess of the WPC
Group's loss over the carrying amount of the investment.

            During the period  November 17, 2000 through  July31,  2003, the WPC
Group incurred cumulative net losses of $348.6 million. Pursuant to the terms to the POR, WHX agreed to contribute $20.0 million to the WPC Group (see discussion below pertaining to WHX Contributions).  As a result of the Company's obligation to fund $20.0 million to WPC Group,  the Company recorded a $20.0 million charge as Equity in loss of WPC as of December  31,  2002.  All  conditions  to the WHX contributions were satisfied effective upon consummation of the POR, and the WHX
Contributions have been made.

            A Settlement and Release Agreement  ("Settlement  Agreement") by and
among WPSC,  WPC,  WHX, and certain  affiliates of WPSC,  WPC and WHX,  received approval of the United States Bankruptcy Court for the Northern District of Ohio
on May 24, 2001, was entered into on May 25, 2001,  and became  effective on May
29, 2001.

            The Settlement  Agreement provided,  in part, for (1) the payment by
WHX to WPC of $32 million;  (2) the  exchange of releases  between the WPC Group and the WHX Group;  (3) the acquisition by WHX or its designee of certain assets of Pittsburgh-Canfield Corporation ("PCC"), plus the assumption of certain trade payables,  subject to certain terms and conditions (WHX recorded $5.4 million as the fair  value of the net  assets  of  PCC.);  (4) the  termination  of the Tax
Sharing  Agreements  between WHX and WPC; (5) WHX to deliver an agreement to the
WPC Group  whereby it agreed not to charge or allocate any pension  obligations, expenses or charges to the WPC Group with  respect to the WHX Pension Plan ("the
WHX Plan"),  subject to certain  limitations  as provided  therein,  through and including the earlier of the effective date of a Plan or Plans of Reorganization and  December  31,  2002;  and (6) the  final  settlement  of all  inter-company receivables and liabilities  between the WHX Group and the WPC Group (except for commercial trade  transactions),  including the liability for redeemable  stock.
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
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide to WPSC (1) up to $5 million of secured  loans and $5 million  of  liquidity  support  (part of which consisted of financing  terms) during the period from the Order through  January
31, 2002, (2) if certain conditions are met, an additional $2 million of secured loans (for an aggregate of $7 million) and the  maintenance  of the $5.0 million of liquidity support referred to above,  during the period from February 1, 2002 through  March  31,  2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in secured loans were not made),  and (3) a $25 million contribution to a new WPSC defined benefit pension plan contingent  upon,  among other things, a confirmed WPSC Plan of Reorganization  (item 3 was superceded by the WHX Contributions  described below). Through July 31, 2003, WHX had advanced
$5.0 million of the loans and up to $5.5 million of financing. At July 31, 2003, the outstanding balance of these secured advances was $5.0 million plus interest of $0.5  million,  and  $1.6  million,  respectively.  These  secured  advances, totaling $7.1,  million were forgiven in connection with the consummation of the
POR.

            The October Order also approved a Supplemental  Agreement  among the members of the WPC Group and WHX,  under which all of the  extensions  of credit referred to in the preceding paragraph were granted  super-priority claim status in WPSC's Chapter 11 case and are  collateralized by a lien on substantially all
of  the  assets  of  WPSC,   junior  to  the  liens,   security   interests  and
super-priority claims of the lenders to WPSC under the DIP Credit Agreement. The
Supplemental  Agreement also provided,  among other things, that the Company may sell,  transfer  or  dispose  of the stock of WPC free from the  automatic  stay imposed under the Bankruptcy  Code, and under specified  circumstances  required
WPC to support certain changes to the WHX Plan.

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

            On September 23, 2002,  WPC announced  that the Royal Bank of Canada
("RBC") had filed on its behalf an  application  with the  Emergency  Steel Loan
Guarantee  Board  ("ESLGB")  for a  $250  million  federal  loan  guarantee.  An affiliate of RBC agreed to underwrite  the loan if the guaranty was granted.  On
February 28, 2003, the ESLGB initially  rejected the  application.  WPC and RBC, however,  amended and  supplemented  the  application  and it was  conditionally approved on March 26,  2003.  The  approval of the  guaranty  was subject to the satisfaction of various conditions on or before June 30, 2003 including, without limitation,  resolution  of the  treatment  of the WHX  Pension  Plan  that  was acceptable to and approved by the PBGC, confirmation of a Plan of Reorganization for the WPC Group,  and the execution of definitive  agreements  satisfactory in form and substance to the ESLGB. All such conditions were satisfied on or before
August 1, 2003.

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
Plan.  WHX filed an answer to this  complaint on March 27, 2003,  contesting the
PBGC's action. On July 24, 2003, the Company entered into an agreement among the
PBGC  ,  Wheeling-Pittsburgh  Corporation  ("WPC"),   Wheeling-Pittsburgh  Steel
Corporation  ("WPSC"),  and  the  United  Steelworkers  of  America,  AFL-CIO-CL
("USWA") in settlement of matters relating to the PBGC V. WHX CORPORATION, Civil
Action No.  03-CV-1553,  in the United  States  District  Court for the Southern
District  of New York  (the  "Termination  Litigation"),  in which  the PBGC was seeking to terminate the WHX Plan. Under the settlement, among other things, WHX agreed  (a) that  the WHX  Plan,  as it is  currently  constituted,  is a single employer  pension plan, (b) to contribute  funds to the WHX Plan equal to moneys spent (if any) by WHX or its  affiliates to purchase WHX 10.5% Senior Notes (the
"Senior Notes") in future open market transactions, and (c) to grant to the PBGC a pari passu security interest of up to $50 million in the event WHX obtains any future  financing on a secured basis or provides any security or collateral  for the Senior Notes.

            Also  under  the  settlement,  all  parties  agreed  that  as of the effective  date of the POR,  (a) no  shutdowns  had  occurred  at any WPC  Group facility,  (b) no member of the WPC Group is a participating  employer under the
WHX Plan, (c) continuous  service for WPC Group employees was broken, (d) no WPC
Group  employees  will  become  entitled  to "Rule of 65" or "70/80"  Retirement
Benefits (collectively, "Shutdown Benefits") by reason of events occurring after the effective  date of the POR, and (e) the WHX Plan would provide for a limited early retirement option to allow up to 650 WPSC  USWA-represented  employees the right to receive retirement benefits based on the employee's years of service as of  July  31,  2003  with a  monthly  benefit  equal  to $40  multiplied  by the employee's years of service.

            Finally,  under the settlement,  the PBGC agreed (a) that, after the effective  date of the POR, if it terminates the WHX Plan at least one day prior to a WPC Group  facility  shutdown,  WHX shall be released  from any  additional liability to PBGC resulting from the shutdown, (b) to withdraw its claims in the
WPC Bankruptcy Proceedings; and (c) to dismiss the Termination Litigation.

            For accounting purposes, a pre-tax,  non-cash charge for the cost of early retirement incentives of $11.5 million was recognized in the third quarter of 2003 as a  special  termination  benefit  in  accordance  with  Statement  of
Financial Accounting Standards No. 88, "Employers' Accounting for Settlement and
Curtailments  of Defined  Benefit  Pension Plans and for  Termination  Benefits"
("SFAS 88").  In addition,  a  curtailment  occurred as a result of the break in service for WPC Group  employees that resulted in a pre-tax  non-cash  charge of
$36.6 million in the third quarter of 2003, pursuant to SFAS 88.

            For WHX Plan funding purposes, the impact of the changes will not be recognized  until the next  actuarial  valuation  which  occurs as of January 1,
2004.  The funding  requirements  will depend on many  factors  including  those identified above as well as future investment returns on WHX Plan assets.  Based on  preliminary  estimates,  using the current  statutory  discount  rate, it is possible that average annual  contributions to the Plan of  approximately  $10.0 million may be required for the years 2004, 2005 and 2006.

            The agreement  with the PBGC also  contains the  provision  that WHX will not  contest  a future  action  by the  PBGC to  terminate  the WHX Plan in connection with a future WPC Group facility  shutdown.  In the event that such a plan  termination  occurs,  the PBGC has agreed to  release  WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Plan.

            In  connection  with past  collective  bargaining  agreements by and between  the WPC  Group  and the USWA , the WPC Group is  obligated  to  provide certain  medical  insurance,  life  insurance,  disability and surviving  spouse
retirement   benefits  to  retired   employees  and  their   dependents   ("OPEB
Obligations").  WHX is not a signatory to any of these agreements.  However, WHX previously had separately agreed to be contingently  liable for a portion of the
OPEB  Obligations.  WHX's contingent  obligation would be triggered in the event that  the WPC  Group  were  to  fail to  satisfy  its  OPEB  Obligations.  WHX's contingent  obligation  is  limited  to 25% of the  Accumulated  Post-Retirement
Benefit  Obligation  with  respect to the WPC  Group's  employees  and  retirees represented  by the USWA.  WPSC's  total OPEB  Obligation  at January 1, 2003 is estimated to be $314.1  million.  WHX has estimated  that  approximately  85% of employees and retirees  entitled to such OPEB Obligations are represented by the
USWA. In connection with the consummation of the POR WHX's contingent  liability for the OPEB Obligations was eliminated.

            As a  result  of the  consummation  of the POR and the  related  WHX
Contributions,  a  balance  of $.5  million  remained  in the loss in  excess of investment account and was reversed into income in the third quarter of 2003.

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

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THIRD QUARTER OF 2003 WITH THE THIRD QUARTER OF 2002
----------------------------------------------------------------------

            Net sales for the third quarter of 2003 were $83.3 million  compared to $105.2 million in the third quarter of 2002.  Sales decreased at the Precious
Metal Segment by $22.1 million and by $2.1 million at the Wire & Tubing Segment.
Sales  increased  by $2.4 million at the  Engineered  Materials  Segment.  Gross profit percentage  increased in the third quarter of 2003 to 20.2% from 13.6% in the  third  quarter  of  2002  primarily  due  to a  $3.0  million  gain  on the liquidation of certain precious metal inventory in the third quarter of 2003 and write-downs  of  inventory  to  disposal  values  and  reserves  for  excess and slow-moving inventories at the Company's stainless steel wire operations of $7.4 million recorded in the 2002 period. Additionally the 2002 period includes lower margin sales associated with the Fairfield,  CT facility which was closed at the end of the third quarter of 2002.

            Selling,  general and administrative expenses decreased $8.1 million to $12.4  million  in the  third  quarter  of 2003  from  $20.5  million  in the comparable  2002  period.  This  resulted  from a $3.4  million  decrease in net pension  expense,  a $3.0 million  gain on insurance  proceeds in 2003 and costs eliminated by the closure of certain H&H  operations in the second half of 2002.
This was  partially  offset by a $2.2  million  writedown of the  Fairfield,  CT property.

            Operating  loss for the third  quarter  of 2003 was  $132.7  million compared to an operating  loss of $11.2  million for the third  quarter of 2002.
The 2003 period results include a $48.1 million non-cash pension curtailment and special  termination benefit charge related to the consummation of the WPC Group
Plan of  Reorganization  and a  non-cash  goodwill  impairment  charge  of $89.0 million.  Operating  loss at the segment level was $82.9 million  compared to an operating  loss of $6.8 million in 2002.  The 2003 operating loss at the segment level includes the aforementioned  non-cash goodwill  impairment charge of $89.0
million   relating  to  the  Company's   specialty  tubing  and  precious  metal
operations,  a $3.0 million gain on insurance  proceeds,  a $3.0 million gain on the liquidation of certain  precious metal  inventory,  and a $2.2 million write down of the Fairfield,  CT property.  The 2002 operating  results at the segment level included a $5.0 million  restructuring  charge and writedowns and reserves for excess and slow moving  inventory of $7.4 million  related to the  Company's stainless steel wire operations.

            Unallocated  corporate  expenses decreased from $4.5 million to $1.6 million. This decrease is primarily related to a decrease in net pension expense of $3.4 million partially offset by increased  insurance expense.  The decreased pension expense is primarily related to the reduction in active  participants as a result of the POR.

            In the third  quarter of 2003 the Company  recorded a $89.0  million non-cash goodwill impairment charge relating to the following businesses;  $38.5 specialty  tubing,  $47.0  million  precious  metal  plating,  and $3.5  million precious metal fabrication.  The Company recorded these charges because the fair
value  of  these   reporting   units,  as  determined  by  estimated  cash  flow
projections, was less than the reporting units' carrying value.

            Interest  expense  for the  third  quarter  of 2003  decreased  $1.6 million to $4.5  million from $6.1  million in the third  quarter of 2002.  This decrease was due to lower borrowings, primarily from the retirement of a portion of the 10 1/2% Senior Notes in 2003 and 2002,  lower  interest rates and reduced amortization of deferred financing and consent fees.

            Other income was $0.9 million in the third  quarter of 2003 compared to expense of $6.4 million in 2002. Included in 2003 is net investment income of
$1.3 million.  The expense for 2002 included an unrealized loss on an investment of $4.5 million,  an  unrealized  loss on an interest rate swap of $2.3 million, losses  on  disposal  of  property,  plant and  equipment  of $.4  million,  and investment income of $1.0 million.

            In the quarter ended  September 30, 2002, the Company  purchased and retired $1.5 million  aggregate  principal amount of the 10 1/2% Senior Notes in the open market for $1.2  million.  After the write off of deferred debt related costs,  the Company  recognized a pre-tax gain of $0.3 million.  The Company has not purchased or retired any Senior Notes since the second quarter of 2003.

            In the third quarter of 2003, the Company determined that it is more likely than not that net deferred tax assets previously  recognized would not be realizable.  As such, the Company  reversed the income tax benefit that had been recorded in the first and second  quarters of 2003,  and provided no benefit for
third  quarter  2003  losses.   This  revision  in  the  estimated  tax  benefit
substantially  contributed  to the tax expense of $6.7 million  recorded for the three months ended  September  30, 2003.  There is no tax effect  related to the
Goodwill impairment charge of $89.0 recorded in 2003. The 2002 third quarter tax provision  assumes no liability for federal taxes.  This is based on the assumed utilization  of net  operating  loss  carryforwards  of WPC, a  non-consolidated subsidiary.  In  addition,  the  Company  recognized  a benefit of $1.6  million related  to the  carryback  claim  for AMT paid in prior  years,  as a result of changes in the tax laws.

            The comments that follow compare  revenues and operating income from continuing operations by segment for the third quarter 2003 and 2002:

PRECIOUS METAL
--------------

            Sales for the Precious  Metal Segment  decreased  $22.1 million from
$41.7 million in 2002 to $19.6 million in 2003.  Approximately  $19.2 million of this decrease was due to the closing of the Fairfield, CT facility at the end of the third quarter 2002.

            Operating  income  decreased $48.8 million from $2.1 million in 2002 to a loss of $46.7  million in 2003.  The 2003 period  includes a $50.5  million non-cash charge for goodwill  impairment.  Before this charge,  operating income increased by $1.7  million.  This  increase  includes a $3.0 million gain on the liquidation  of certain  precious metal  inventories  and a $3.0 million gain on insurance  proceeds,  partially  offset  by a  $2.2  million  write-down  of the
Fairfield, CT property and continued weakness in the electronics sector.

WIRE & TUBING
-------------

            Sales for the Wire & Tubing  Segment  decreased  $2.1  million  from
$31.5  million  in 2002 to  $29.4  million  in 2003 due to the  shutdown  of the
Liversedge,  England and Willingboro,  N.J. specialty wire facilities at the end of 2002.  These  specialty wire facilities had sales of $3.8 million in the 2002 period.

            Operating  income  decreased  by $27.8  million from a loss of $12.4 million in 2002 to a loss of $40.2 million in 2003.  The 2003 period  includes a
$38.5  million  non-cash  goodwill  impairment  charge  related to the specialty tubing operations.  The 2002 period includes a $5.0 million restructuring charge related  to the  decision  to close two  stainless  steel  wire  facilities  and reserves and write downs of $7.4  million for excess and slow moving  inventory.
The balance of the decrease in operating income is due to increased raw material costs and declining sales prices  associated  with this segment's  refrigeration business and lower margins in the stainless steel tubing markets.

ENGINEERED MATERIALS
--------------------

            Sales for the Engineered  Materials  Segment  increased $2.4 million from $32.0  million in 2002 to $34.4  million in 2003 due to market  share gains and new products in this  segment's  fastener  business,  partially  offset by a decline in sales in the  construction  and  appliance  markets in this  segments electro-galvanizing business.

            Operating income increased by $0.5 million from $3.5 million in 2002 to $4.0 million in 2003.  The  increase in operating  income is due to increased sales in this  segment's  fastener  business,  partially  offset by a decline in
sales  in  the   construction   and   appliance   markets   in  this   segment's
electro-galvanizing business.

COMPARISON OF THE FIRST NINE MONTHS OF 2003 WITH THE FIRST NINE MONTHS OF 2002
------------------------------------------------------------------------------

            Net sales  for the first  nine  months of 2003 were  $247.8  million compared to $307.1 million in the first nine months of 2002.  Sales decreased by
$56.1  million at the Precious  Metal  Segment and by $9.4 million at the Wire &
Tubing  Segment.  Sales  increased by $6.1 million at the  Engineered  Materials
Segment.  Gross profit percentage  increased in the nine month period of 2003 to
19.1% from 17.9% in the comparable  2002 period.  This increase is primarily due to a gain from the  liquidation  of certain  precious  metal  inventory  of $3.0 million in 2003 and $7.4 million in writedowns  of inventory to disposal  values and reserves for excess and slow moving  inventories at the Company's  stainless steel wire  facilities  in 2002 as well as the  absence in 2003 of lower  margin sales  associated with the Fairfield,  CT facility  included in the 2002 period.
This was partially  offset in 2003 by increased raw material costs,  lower sales volume and a $1.3 million lower of cost or market  adjustment for precious metal inventory.

            Selling,  general and administrative expenses increased $0.3 million to $55.2  million  in the first nine  months of 2003 from  $54.9  million in the comparable  2002 period.  Included in the 2003 results are  increased  legal and professional fees related to the PBGC action, a $3.5 million charge related to a reduction of executive,  administrative and information  technology personnel at
H&H, increased pension expense of $0.9 million, and a $2.2 million write down of the  Fairfield  CT.  property.  The  impact of these  items was offset by a $3.0 million gain on insurance  proceeds and the  elimination  of S.G. & A.  expenses associated with the facilities which were shut down in the second half of 2002.

            Operating  loss for the first nine months of 2003 was $145.0 million compared to a $15.6  million  operating  loss for the first nine months of 2002.
The 2003 period results include a $48.1 million non-cash pension curtailment and special  termination benefit charge related to the consummation of the WPC Group
Plan of  Reorganization  and a  non-cash  goodwill  impairment  charge  of $89.0 million.  Operating  income at the  segment  level  was a loss of $81.4  million compared to operating loss of $2.4 million in 2002.  The 2003 operating  results at the segment level includes the  aforementioned  non-cash goodwill  impairment charge of $89.0 million relating to the Company's  specialty tubing and precious metal  operations,  a $3.5 million  charge for employee  separation  and related expenses  discussed  above,  a $3.0 million gain on insurance  proceeds,  a $3.0 million gain on the  liquidation of certain  precious metal  inventories,  and a
$1.3 lower of cost or market charge  related to precious  metal  inventory.  The operating  results  in  the  2002  period  include  a  $10.7  and  $5.0  million restructuring  charge related to the Company's  Precious Metal and Wire & Tubing
Segments,  respectively.  The 2002 period also includes a $2.9 million writedown of  inventory to disposal  value and a $4.5 million  reserve for excess and slow moving inventory at the Company's stainless steel wire operations.

            Unallocated corporate expenses increased from $13.2 million to $15.5 million.  This increase is primarily related to increased legal and professional fees  related to the PBGC action  seeking to terminate  the WHX Pension  Plan, a
$0.9  million  increase  in  pension  expense,  and a $.5  million  increase  in insurance expense.

            Interest  expense for the first nine months of 2003  decreased  $7.0 million to $14.5  million  from $21.5  million in the first nine months of 2002.
This decrease was due to lower  borrowings,  primarily  from the retirement of a portion of the 10 1/2% Senior Notes in 2003 and 2002,  lower  interest rates and reduced amortization of deferred financing and consent fees.

            Other  income  was $1.0  million  in the first  nine  months of 2003 compared to expense of $6.7 million in 2002.  Included in 2003 is net investment income of $4.6 million, a loss on an interest rate swap of $0.7 million, loss on the disposal of assets of $.8 million,  and the  recognition  of $1.1 million of accumulated  foreign currency  translation losses related to the disposal of the
UK subsidiary.  The expense for 2002 was primarily related to an unrealized loss on an investment of $6.8 million, an unrealized loss on an interest rate swap of
$3.7  million,  losses on  disposal of  property,  plant and  equipment  of $1.0 million, and net investment income of $5.7 million.

            In the nine-months  ended September 30, 2003, the Company  purchased and retired $17.7 million aggregate  principal amount of 10 1/2% Senior Notes in the open  market  for $14.3  million.  After the  write-off  of $.4  million  of deferred debt related costs, the Company recognized a gain of $3.0 million.  The
Company has not  purchased or retired any Senior Notes since the second  quarter of 2003.

            In the nine months ended  September 30, 2002, the Company  purchased and retired $123.5 million aggregate principal amount of 10 1/2% Senior Notes in the open  market  for $78.9  million.  After the  write-off  of $4.1  million of deferred debt related costs, the Company recognized a gain of $40.5 million.

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

            In the third  quarter of 2003 the Company  recorded a $89.0  million non-cash goodwill impairment charge relating to the following businesses;  $38.5 specialty  tubing,  $47.0  million  precious  metal  plating,  and $3.5  million precious metal fabrication.  The Company recorded these charges because the fair
value  of  these   reporting   units,  as  determined  by  estimated  cash  flow
projections, was less than the reporting units' carrying value.

            In the third  quarter of 2003,  the Company  determined  that it was more likely than not that net deferred tax assets  previously  recognized  would not be  realizable.  As such, the Company did not record any federal tax benefit related to 2003 losses.  The 2002 nine-month tax provision  assumes no liability for federal taxes.  This  assumption is based on the utilization of current year losses generated by WPC, a non-consolidated subsidiary. In addition, the Company recognized a benefit of $1.6 million related to the carryback claim for AMT paid in prior years, as a result of changes in the tax laws. The cumulative effect of an  accounting  change  in  2002  had  no  tax  consequence  as  it  relates  to non-deductible goodwill.

            The comments that follow compare  revenues and operating income from continuing operations by segment for the nine-month periods 2003 and 2002:

PRECIOUS METAL
--------------

            Sales for the Precious  Metal Segment  decreased  $56.0 million from
$119.3 million in 2002 to $63.3 million in 2003.  Approximately $51.5 million of this decrease was due to the closing of the Fairfield, CT facility at the end of the third quarter 2002. The balance of the decline reflects  continued  weakness in the electronics sector.

            Operating  loss was $48.1  million in 2003  compared to an operating loss of $4.0  million in 2002.  Included in the 2002  period is a  restructuring charge of $10.7  million  relating to the closure of the  Fairfield CT facility, which was partially offset by increased demand for silver products prior to this facility's  closure.  The  operating  loss for 2003  includes a  non-cash  $50.5 million  goodwill  impairment  charge, a $3.0 million gain on the liquidation of certain precious metal inventory, a $3.0 million gain from insurance proceeds, a non -cash  lower of cost or market  charge of $1.3  million  related to precious metal inventory, a $2.2 million write-down of the Fairfield, CT property, and an additional $1.1 million of severance related expenses  allocated to this segment from the  reduction in salaried  staff at H&H.  The  remainder of the decline is primarily attributable to continued weakness in the electronic sector.

WIRE & TUBING
-------------

            Sales for the Wire & Tubing  Segment  decreased  $9.4  million  from
$101.7  million in 2002 to $92.3  million in 2003.  This  decline was due to the shutdown  of the  Liversedge,  England  and  Willingboro,  N.J.  specialty  wire facilities at the end of 2002.  These  facilities  had sales of $13.0 million in the 2002 period.

            Operating  income  decreased by $32.5 million from an operating loss of $8.3  million in 2002 to an  operating  loss of $40.8  million  in 2003.  The operating loss for 2003 includes a non-cash goodwill  impairment charge of $38.5 million related to this segment's specialty tubing operations.  In addition, the
2003 period  includes $1.5 million of severance  related  expenses  allocated to this  segment  from the  reduction  in  salaried  staff at H&H.  The 2002 period includes  a $5.0  million  restructuring  charge,  $2.9  million  write-down  of inventory  to disposal  value,  and a $4.5  million  reserve for excess and slow moving inventory related to the stainless steel wire operations.  The balance of the decrease in  operating  income is due to  increased  raw material  costs and declining sales prices  associated with this segment's  refrigeration  business, lower margins in the stainless  steel tubing  markets,  and  incremental  costs, primarily  employee related,  associated with the closure of the above mentioned specialty wire facilities.

ENGINEERED MATERIALS
--------------------

            Sales for the Engineered  Materials  Segment  increased $6.1 million from $86.2 in 2002 to $92.3 million in 2003  primarily due to market share gains and new products in this  segment's  fastener  business,  partially  offset by a decline in sales in the  construction  and appliance  markets in this  segment's electro-galvanizing business.

            Operating income decreased $2.4 million from $9.9 million in 2002 to
$7.5  million in 2003.  Included in 2003 is $0.9  million of  severance  related expenses  allocated to this segment from the reduction in salaried staff at H&H.
The  remaining  operating  income  decrease  is due to a decline in sales in the
construction  and  appliance  markets  in  this  segment's   electro-galvanizing
business.

FINANCIAL POSITION
------------------

            Net cash flow  provided  by  operating  activities  from  continuing operations  for the nine months ended  September 30, 2003 totaled $88.3 million.
Income from continuing operations adjusted for non-cash income and expense items used $3.9 million of cash.  Working capital  accounts  provided $89.8 million of funds,  as  follows:  Short-term  trading  investments  and  related  short-term borrowings  are reported as cash flow from  operating  activities and provided a net $97.4 million of funds in the first nine months of 2003. Accounts receivable used $4.6  million,  trade  payables used $23.9  million,  and net other current items used $4.5 million. Inventories totaled $43.7 million at September 30, 2003 and provided  $25.3  million,  including  $24.5 million from the  liquidation of certain precious metal inventory.  The sale of precious metal inventory resulted in a gain of $3.0 million in the third quarter of 2003.

            In the nine  months of 2003,  $10.2  million  was  spent on  capital improvements. In the first quarter of 2003 the Company purchased an aircraft for
$19.1  million,  which it intends to re-sell.  The aircraft is included in other current  assets on the  Company's  Consolidated  Balance  Sheet at September 30,
2003.

            On  August  1,  2003,  upon  consummation  of the POR,  the  Company contributed $20.0 million to the reorganized WPC Group.

            The  Company's  major  subsidiary,  H&H,  maintains  a separate  and distinct credit facility with various financial institutions.

            Borrowings   outstanding  against  the  H&H  Senior  Secured  Credit
Facility  at  September  30,  2003  totaled  $132.1  million.  Letters of credit outstanding  under the H&H  Revolving  Credit  Facility  were  $12.7  million at
September 30, 2003. At December 31, 2002,  borrowings  outstanding under the H&H
Senior Secured Credit Facility were $130.5 million.

            H&H has entered into an interest rate swap  agreement for certain of its  variable-rate  debt. The swap agreement  covers a notional amount of $100.0 million and converts $100.0 million of its variable rate debt to a fixed rate of
4.79%. The effective date of the swap is January 1, 2003 with a termination date of July 1, 2004.

            In the nine months ended  September  30, 2003 the Company  purchased and retired $17.7 million aggregate  principal amount of 10 1/2% Senior Notes in the open  market  for $14.3  million.  After the  write off of $0.4  million  of deferred debt related costs, the Company recognized a gain of $3.0 million.  The
Company has not  purchased or retired any Senior Notes since the second  quarter of 2003.

LIQUIDITY
---------

            At September 30, 2003 the WHX Group had cash and cash equivalents of
$50.9 million.

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

            The WHX Group has a significant amount of outstanding  indebtedness, and its ability to access capital markets in the future may be limited. However, management believes that cash on hand and future operating cash flow will enable the WHX Group to meet its cash  needs for the  foreseeable  future.  The  credit agreement of H&H has certain financial covenants restricting indebtedness, liens and  limiting  cash  distributions  that can be made to WHX.  Certain  financial covenants associated with leverage, fixed charge coverage,  capital spending and interest coverage must be maintained.  In the second and third quarters of 2003,
H&H  received   capital   contributions   of  $3.0  million  and  $5.0  million,
respectively,  from WHX in order to remain in  compliance  with certain of these financial covenants. Such funds were utilized to reduce H&H debt. The H&H credit agreement allows for the payment of management fees,  income taxes pursuant to a tax sharing agreement, precious metal lease repayments and related interest, and certain  other  expenses.  In  addition,  dividends  may be paid  under  certain conditions.  At  December  31,  2002,  the net assets of H&H  amounted to $206.1 million,  of which  approximately  $1.0  million  was not  restricted  as to the payment of dividends to WHX.

            Short-term  liquidity is dependent,  in large part, on cash on hand, investments,  and general economic conditions and their effect on market demand.
Long-term  liquidity  is  dependent  upon the WHX  Group's  ability  to  sustain profitable  operations and control costs during periods of low demand or pricing in order to sustain  positive  cash flow.  The WHX Group  satisfies  its working capital requirements through cash on hand,  investments,  borrowing availability under the H&H Credit Facilities and funds generated from operations

            During 2003, H&H received $8.0 million in capital contributions from
WHX in order to comply with certain financial  covenants of its credit facility.
In light of H&H's results in 2003 and the  uncertainty  and general  weakness in the  industrial  economy,  it is possible  that  violations  of these  financial covenants could occur before the maturity date of the credit facility. It is the
Company's  intention to refinance this and other debt obligations prior to their scheduled  maturities.  Although  the  Company  believes  it  will  successfully refinance such obligations, there can be no assurance that such refinancing will be  obtained.  In the event the Company is not able to effect such  refinancing, its ability to continue  operating  as a going  concern  cannot be assured.  The unaudited  condensed  consolidated  financial  statements  do  not  include  any adjustments that might result from the occurrence of this contingency.

            In the twelve months ended December 31, 2002, the Company  purchased and retired $134.6 million aggregate principal amount of 10 1/2% Senior Notes in the open market for $87.6  million.  During the period  January 1, 2003  through
September 30, 2003,  the Company  purchased  $17.7 million  aggregate  principal amount  of 10 1/2%  Senior  Notes in the open  market  for  $14.3  million.  The cumulative  result of these  purchases  amounted to a reduction  of principal of
$152.3  million and annual  reduction in future cash  interest  expense of $16.0 million.

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

            In 2001, in connection with the term loan portion of the WPC Group's
debtor-in-possession   financing,   WHX  purchased  a   participation   interest
comprising  an  undivided  interest  in the  term  loan in the  amount  of $30.5 million. In addition,  at July 31, 2003, WHX had balances due from WPSC totaling
$7.1 million in the form of advances and liquidity  support.  As part of the POR the Company agreed to make certain  contributions to the reorganized company. In connection with the  consummation of the POR, on August 1, 2003 the Company made the WHX contributions, which consisted of forgoing repayment of the above claims and contributing $20 million in cash to the reorganized company.

            At  September  30,  2003 there were 2.6  million  shares of Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an amount equal to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2% Senior  Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied at September 30, 2003.  Presently,  management believes that it is not  likely  that  the  Company  will  be  able to pay  these  dividends  in the foreseeable future. The holders of the Preferred Stock are eligible to elect two directors to the Company's Board of Directors upon the Company's  failure to pay six quarterly  dividend payments,  whether or not consecutive.  Dividends on the
Preferred  Stock have not been paid since the  dividend  payment of October  31,
2000.  Accordingly,  the holders of the Preferred  Stock have the right to elect two directors to the Company's  Board of Directors.  To date, the holders of the
Preferred  Stock  have not  elected  such  directors.  At  September  30,  2003, preferred dividends in arrears totaled $58.3 million.

NEW ACCOUNTING STANDARDS
------------------------

            The  Company  adopted  the  provisions  of  Statement  of  Financial
Accounting  Standards No. 142,  "Goodwill and Other  Intangible  Assets"  ("SFAS
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
The  Interpretation is effective for all periods ending on or after December 15,
2003 for certain disclosure  requirements and variable interest entities created after  January  31,  2003,  and in fiscal 2004 for all other  variable  interest entities.  This  Interpretation will not have a material impact on the Company's
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

            A control  system,  no matter how well  conceived and operated,  can provide only  reasonable,  not absolute,  assurance  that the  objectives of the control  system are met.  Because of the  inherent  limitations  in all  control systems,  no  evaluation  of controls can provide  absolute  assurance  that all control  issues  and  instances  of fraud,  if any,  within a company  have been detected.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

            On June 25, 1998,  the Securities  and Exchange  Commission  ("SEC")
instituted an administrative proceeding against the Company alleging that it had violated  certain SEC rules in  connection  with the tender  offer for  Dynamics
Corporation of America ("DCA") commenced on March 31, 1997 through the Company's wholly-owned subsidiary, SB Acquisition Corp. ("Offer"). Specifically, the Order
Instituting  Proceedings  ("Order") alleges that, in its initial form, the Offer violated the "All Holders Rule," Rule 14d-10(a)(1) under the Securities Exchange
Act of 1934, as amended  ("Exchange  Act"),  and that the Company violated Rules
14d-4(c) and 14d-6(d) under the Exchange Act upon  expiration of the Offer.  The
SEC does not claim  that the  Offer was  intended  to or in fact  defrauded  any investor.  On October 6, 2000, the initial  decision of the  Administrative  Law
Judge who heard the case  dismissed  all charges  against the Company,  with the finding that the Company had not violated the law.

            The Division of  Enforcement  filed a petition for the SEC to review the decision and a brief,  but only as to the All Holders Rule Claim. On June 4,
2003, the SEC issued an opinion that, in overturning the initial decision of the
Administrative  law Judge,  found that the Company had violated the "All Holders
Rule." The SEC ordered  that the Company  cease and desist  from  committing  or causing  any  violations  or future  violations  of the "All  Holders  Rule" and
Section 14(d)(4) of the exchange Act. No other sanction was imposed. The Company has filed a petition  for review of the SEC's  decision  with the United  States
Court of Appeals for the District of Columbia.  The Court has set a schedule for briefing and scheduled oral argument of the appeal for March 2004.

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
Plan.  WHX filed an answer to this  complaint on March 27, 2003,  contesting the
PBGC's action. On July 24, 2003, the Company entered into an agreement among the
PBGC  ,  Wheeling-Pittsburgh  Corporation  ("WPC"),   Wheeling-Pittsburgh  Steel
Corporation  ("WPSC"),  and  the  United  Steelworkers  of  America,  AFL-CIO-CL
("USWA") in settlement of matters relating to the PBGC V. WHX CORPORATION, Civil
Action No.  03-CV-1553,  in the United  States  District  Court for the Southern
District of New York ("Termination  Litigation"),  in which the PBGC was seeking to terminate the WHX Plan. Under the settlement,  among other things, WHX agreed
(a) that the WHX Plan,  as it is  currently  constituted,  is a single  employer pension plan, (b) to contribute  funds to the WHX Plan equal to moneys spent (if any) by WHX or its  affiliates  to  purchase  WHX 10.5%  Senior  Notes  ("Senior
Notes") in future open market transactions,  and (c) to grant to the PBGC a pari passu security interest of up to $50 million in the event WHX obtains any future financing  on a secured  basis or provides any  security or  collateral  for the
Senior Notes.  Also,  under the settlement,  the PBGC agreed (a) that, after the effective  date of the POR, if it terminates the WHX Plan at least one day prior to a Steel  facility  shutdown,  WHX  shall  be  released  from  any  additional liability to PBGC resulting from the shutdown, (b) to withdraw its claims in the
WPC Bankruptcy Proceedings;  and (c) to dismiss the Termination Litigation.  For additional  information  concerning  these  developments,  see  Part  I Item 2 -
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations and Notes 1 and 9 to the Consolidated Financial Statements.

            Reference  is  hereby  made  to  Item 3.  Legal  Proceedings  of the
Company's  Annual  Report on Form 10-K for the year ended  December 31, 2002, as well as to Note 10 to the Condensed  Consolidated  Financial Statements included herein, for information regarding additional matters.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            At  September  30, 2003,  there were 2.6 million  shares of Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an equal amount to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2 % Senior Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied as of September 30, 2003.  Presently,  management believes that it is not  likely  that the  Company  will be able to pay  these  dividends  in the foreseeable future. At September 30, 2003 dividends in arrears amounted to $58.3 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         * Exhibit 31.1 Certification of Principal Executive Officer

         * Exhibit 31.2 Certification of Principal Executive Officer

         * Exhibit 32.1 Certification of Principal Executive Officer

         * Exhibit 32.2 Certificate of Principal Financial Officer

           Form 8-K filed on July 25, 2003

           Form 8-K filed on August 1, 2003

           Form 8-K filed on August 4, 2003

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
                                      November 13, 2003

