Form 10-K
period 2003-12-31
WHX CORP
filed 2004-04-14
CIK 106618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2003.

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

        Securities registered pursuant to Section 12 (g) of the Act: None

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

        Indicate by check mark  whether  the  Registrant  (1) is an  accelerated
filer (as defined in Rule 12b-2 of the Exchange Act). Yes       No |X|
                                                          ----     ----

        The aggregate market value of the voting stock held by non-affiliates of registrant as of June 30, 2003 totaled  approximately $10.9 million based on the then-closing  stock price as reported by the New York Stock  Exchange.  On March
31, 2004, there were approximately  5,485,856 shares of common stock,  par-value
$.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Definitive  proxy  statement to be filed  pursuant to Regulation  14A in connection with the 2004 Annual Meeting of Stockholders Part III.

ITEM 1.  BUSINESS

OVERVIEW

WHX CORPORATION

        WHX Corporation ("WHX") is a holding company that has been structured to invest in and manage a diverse group of  businesses.  WHX's primary  business is
Handy & Harman  ("H&H"),  a diversified  manufacturing  company whose  strategic business units  encompass three segments:  precious  metal,  wire & tubing,  and engineered materials. In July 2002, WHX sold its wholly owned subsidiary Unimast
Incorporated  ("Unimast"),  a leading  manufacturer  of steel  framing and other products for commercial and residential  construction.  As a result, Unimast has been  classified  as a  discontinued  operation for all periods  presented.  The transaction  closed on July 31, 2002.  WHX's other business  (through  August 1,
2003 - see below) consisted of  Wheeling-Pittsburgh  Corporation ("WPC") and six
of its subsidiaries including  Wheeling-Pittsburgh Steel Corporation ("WPSC"), a vertically integrated manufacturer of value-added and flat rolled steel products
(see Note 3 to the Consolidated Financial  Statements).  WPSC, together with WPC and its other  subsidiaries shall be referred to herein as the "WPC Group." WHX, together  with  all of its  subsidiaries  shall be  referred  to  herein  as the
"Company," and the Company and its  subsidiaries  other than the WPC Group shall be referred to herein as the "WHX Group."

        On November 16,  2000,  the WPC Group filed  petitions  for relief under
Chapter 11 of the Bankruptcy Code in the United States  Bankruptcy Court for the
Northern  District of Ohio. As a result,  subsequent to the  commencement of the
Bankruptcy  Filing,  the WPC Group sought and obtained  several  orders from the
Bankruptcy Court that enabled the WPC Group to continue  business  operations as debtors-in-possession.  The Plan of Reorganization  ("POR") was confirmed by the
Bankruptcy  Court on June 18,  2003  and was  consummated  on  August  1,  2003.
Pursuant to the terms of the POR, among other things, the WPC Group ceased to be a subsidiary  of WHX  effective  August 1, 2003,  and from that date forward has been an independent company.

        As a result of the Bankruptcy Filing the Company had, as of November 16,
2000,  deconsolidated  the balance sheet of WPC.  Accordingly,  the accompanying
Consolidated  Balance  Sheet at  December  31,  2002 does not include any of the assets  or  liabilities  of WPC.  The  accompanying  Consolidated  Statement  of
Operations  and the  Consolidated  Statement of Cash Flows exclude the operating results of WPC for the periods after November 16, 2000. As more fully  discussed in Item 7 -  Management's  Discussion  and Analysis of Financial  Condition  and
Results of Operations and Note 3 to the Consolidated  Financial  Statements,  in
connection with the POR, the Company agreed to provide  additional  funds to WPC amounting to $20.0 million.  As a result, the Company recorded in the year ended
December  31,  2002 an  equity  loss  in WPC up to the  amount  of such  funding commitment.

        For additional information  concerning these developments,  see Item 3 -
Legal  Proceedings,  and  Item  7 -  Management's  Discussion  and  Analysis  of
Financial  Condition  and  Results of  Operations  and Notes 3, 13 and 14 to the
Consolidated Financial Statements.

                                  THE WHX GROUP

        WHX  acquired  H&H in April 1998.  H&H's  business  segments are the (a)
manufacturing  and selling of wire, cable and tubing  products,  fabricated from stainless  steel,  carbon steel and  specialty  alloys;  (b)  manufacturing  and selling of precious metal brazing products and precision electroplated materials and  stamped  parts;  and (c)  manufacturing  and  selling  of other  engineered materials  supplied to the roofing,  construction,  natural gas,  electric,  and water industries. H&H's products are sold to industrial users in a wide range of
applications  which  include  the  electric,  electronic,   automotive  original
equipment, computer equipment, oil, refrigeration,  utility, telecommunications, medical and energy related industries.

        On June 29, 2001 as part of the settlement  agreement with the WPC Group
(as further discussed in Note 3 to the consolidated financial  statements),  WHX acquired certain assets of Canfield Metal Coating Corporation  ("CMCC") from the
WPC  Group.   CMCC  manufactures  and  sells   electrogalvanized   products  for
application in the appliance and construction  markets.  Effective  December 31,
2003 CMCC became a wholly owned subsidiary of H&H.

SIGNIFICANT DEVELOPMENTS

        The POR of the WPC Group was confirmed by the  Bankruptcy  Court on June
18,  2003 and was  consummated  on August 1, 2003.  Pursuant to the terms of the
POR,  among  other  things,  the WPC  Group  ceased  to be a  subsidiary  of WHX effective  August 1, 2003,  and from that date  forward has been an  independent company.

        The WHX 10 1/2% Senior  Notes in the amount of $92.8  million are due on
April 15, 2005. It is the Company's intention to refinance this obligation prior to  its  scheduled  maturity;  however  there  can  be no  assurance  that  such refinancing  will be obtained.  The Company's  access to capital  markets in the future to refinance such indebtedness may be limited. If the Company were unable to refinance  this  obligation,  it would have a material  adverse impact on the liquidity,  financial position and capital resources of WHX and would impact the
Company's  ability to continue as a going concern.  The financial  statements do not reflect any adjustments related to this matter.

        H&H's  revolving  credit  facility  existing  at  December  31, 2003 was scheduled  to mature on July 31,  2004.  On March 31,  2004,  H&H  obtained  new financing  agreements to replace and repay its existing  Senior  Secured  Credit
Facilities,   including  the  revolving  credit  facility.   The  new  financing
agreements include a $70.0 million revolving credit facility and a $22.2 million
Term A Loan with Congress Financial  Corporation  ("Congress  Facilities") and a
$71.0 million Term B Loan with Ableco Finance LLP ("Ableco").  Concurrently with the new financing agreements, WHX loaned $43.5 million to H&H to repay, in part, the Senior Secured Credit  Facilities.  Such loan is  subordinated  to the loans from Congress and Ableco.  In addition,  WHX deposited $5.0 million of cash with
Ableco as  collateral  security  for the H&H  obligation.  Portions  of the cash collateral  may be  returned  to WHX prior to maturity of the Term B Loan if H&H meets and maintains certain defined leverage ratios.

BUSINESS STRATEGY

        WHX's business strategy has been to enhance the growth and profitability of Handy & Harman  and to build upon the  strengths  of its  businesses  through product line and other strategic acquisitions.

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

        H&H,  through  other  subsidiaries,  manufactures  fasteners,  fastening systems, plastic and steel fittings and connectors, non-ferrous thermite welding
powders,  and  electro  galvanized  products  for  the  roofing,   construction,
appliance,   do-it-yourself,   natural  gas,  electric  and  water  distribution
industries.

CUSTOMERS

        H&H is diversified  across both  industrial  markets and customers.  H&H
sells  to  the   electronics,   telecommunications,   semiconductor,   computer,
aerospace,  home appliance OEM, automotive,  construction,  utility, medical and general manufacturing  industries.  In 2003, no customer accounted for more than
5% of H&H's sales.

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

BACKLOG

        The WHX Group has no material backlog.

CAPITAL INVESTMENTS

        The  Company  believes  that  its  operating   business   segments  must
continuously  strive to improve  productivity and product  quality,  and control manufacturing costs, in order to remain competitive.  Accordingly, the Company's business segments are committed to making necessary capital investments with the objective of reducing  overall  manufacturing  costs,  improving  the quality of products  produced and broadening the array of products offered to the Company's several  markets.  The WHX Group's capital  expenditures for 2003 for continuing operations  were  approximately  $13.1  million.  From  1999  to  2003,  capital expenditures for continuing operations  aggregated  approximately $71.2 million.
This level of capital  expenditure was needed to expand and maintain  productive
capacity,   improve   productivity  and  upgrade  selected  facilities  to  meet competitive  requirements and maintain  compliance with  environmental  laws and regulations.  The Company anticipates  funding its capital  expenditures for the
WHX Group in 2004 from cash on hand,  funds  generated by  operations  and funds available under the revolving  credit  facility at H&H. The Company  anticipates that capital  expenditures for the WHX Group will approximate  depreciation,  on average, over the next few years.

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

EMPLOYMENT

        Total active employment of the WHX Group at December 31, 2003 aggregated
1,642  employees.  Of  these  employees  of the WHX  Group,  481  were  salaried employees,  502 were covered by collective  bargaining  agreements  and 659 were non-union operating employees.

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

        There  are  many  companies,  domestic  and  foreign,  that  manufacture non-precious wire and tubing products,  and other specialty  engineered products of the type  manufactured  by the WHX Group.  Competition  is based on  quality, technology,  service,  price and new product  introduction,  each of which is of equal importance.

ITEM 2.    PROPERTIES

        H&H has 21 active operating plants in the United States, Canada, Denmark and Singapore (50% owned) with a total area of  approximately  1,500,000  square feet,  including  warehouse,  office and laboratory space, but not including the plant used by the Singapore  operation.  H&H also owns or leases sales,  service and warehouse  facilities at five other  locations in the United States  (which, with H&H's general  offices,  have a total area of  approximately  68,000 square feet) and owns ten non-operating or discontinued  locations with a total area of approximately  333,000 square feet. H&H considers its  manufacturing  plants and services  facilities  to  be  well  maintained  and  efficiently  equipped,  and therefore  suitable for the work being done. The productive  capacity and extent of utilization of its facilities is dependent in some cases on general  business conditions  and in other  cases on the  seasonality  of the  utilization  of its
products.   Capacity  can  be  expanded  readily  to  meet  additional  demands.
Manufacturing  facilities of H&H are located in: Fort Smith, Arkansas;  Toronto,
Canada;  Camden,  Delaware;   Kolding,  Denmark;  Evansville  and  Indianapolis,
Indiana; Cockeysville, Maryland; Agawam and Westfield, Massachusetts; Middlesex,
New Jersey;  Canastota and Oriskany, New York; Canfield,  Ohio; Tulsa and Broken
Arrow,  Oklahoma;  Norristown,  Pennsylvania;  East  Providence,  Rhode  Island;
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

        The  Division of  Enforcement  filed a petition and brief for the SEC to review the decision, but only as to the All Holders Rule Claim. On June 4, 2003, the SEC issued an  Opinion of the  Commission  that found that the  Company  had violated  the "All Holders  Rule" and ordered that the Company  cease and desist from  further  violations  of Section  14(d)(4) of the  Exchange Act or the "All
Holders  Rule." The Company  filed a petition  for review of the SEC's  decision with the United  States Court of Appeals for the District of Columbia.  On April
9, 2004, the Court of Appeals vacated the SEC's cease and desist order,  and the portion of the SEC's Opinion that found the order  justified,  because both were arbitrary and capricious.  The Court's Opinion also expressly explained that the
Court did not need to reach  (and did not  reach) the  Company's  other  claims, which,  among other things,  challenged the merits of the SEC's finding that the
Company  violated the "All Holders Rule." The Company does not know at this time whether the SEC will seek further appellate review of the Court's Opinion.

OTHER LITIGATION

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
Settlement Agreement by order entered June 13, 2003.

        In the  event  the  WPC  Group  is  responsible  for  any  environmental liabilities  relating to the period prior to the  consummation of the POR and is unable to fund these liabilities,  claims may be made against WHX for payment of such liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     Part II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON STOCK AND RELATED  SECURITY  HOLDER
        MATTERS

        The number of shares of Common Stock issued and  outstanding as of March
31, 2004 was  5,485,856.  There were  approximately  11,004 holders of record of
Common Stock as of March 31, 2004.  There were no purchases of Common Stock made by the Company in 2003, 2002 and 2001.

        The prices set forth in the following  table  represent the high and low sales prices for the Company's Common Stock on the New York Stock Exchange:

          2003                  HIGH             LOW

First Quarter                  $ 3.30           $ 0.99
Second Quarter                   2.68             1.30
Third Quarter                    3.09             2.05
Fourth Quarter                   3.50             2.20

          2002                  HIGH             LOW

First Quarter                  $ 4.56           $ 1.65
Second Quarter                   3.69             1.65
Third Quarter                    3.00             1.56
Fourth Quarter                   2.80             1.97

        Pursuant to the terms of the Supplemental  Indenture to the Company's 10
1/2% Senior Notes (see Note 13 to the consolidated  financial  statements),  the
Company was  prohibited  from paying  dividends on its Common Stock or Preferred
Stock until after October 1, 2002, at the earliest,  and thereafter  only in the event that the Company  satisfies certain  conditions.  Such conditions were not satisfied  as of December  31, 2003 and 2002.  (See Note 13 to the  Consolidated
Financial  Statements).  The Company is further prohibited from paying dividends on its Common  Stock  during such time as the full  cumulative  dividends on the
Preferred Stock have not been paid.

        WHX's annual meeting will be held on Wednesday, June 2, 2004, at a place and time to be announced.  The record date for stockholders  entitled to vote at the meeting is April 20, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

  FIVE-YEAR STATISTICAL                                                                WHX CORPORATION
  (THOUSANDS OF DOLLARS)
                                                 2003            2002          2001         2000(a)         1999
                                            -----------    -----------    -----------    -----------    -----------
PROFIT AND LOSS(b)
Net sales                                   $   326,296    $   386,393    $   388,139    $ 1,519,436    $ 1,586,079
Income/ (loss) from continuing operations      (169,208)       (11,996)       (95,705)      (188,866)       (25,797)

Net income (loss)  applicable to
  common stock                              $  (188,632)   $   (52,758)   $    81,792    $  (201,652)   $   (35,546)
BASIC INCOME (LOSS)  PER SHARE:
Net income (loss)  per share
   applicable to common shares              $    (35.08)   $     (9.90)   $     16.35    $    (42.29)   $     (6.72)
DILUTED INCOME (LOSS)  PER SHARE:
Net income (loss)  per share
   applicable to common shares              $    (35.08)   $     (9.90)   $      9.62    $    (42.29)   $     (6.72)

Total assets - continuing operations            406,146        834,388        884,257        805,523      2,580,132
Net assets of discontinued operations                 -              -         57,182         51,366         41,595
Short -term debt                                 39,308
Long-term debt                                  190,092        249,706        432,454        481,783        844,641

(a)  Includes the results of WPC for the period January 1, 2000 through November
     16, 2000.
(b)  Years  1999  through  2001 have  been  restated  to  reflect  Unimast  as a discontinued operation.

NOTES TO FIVE-YEAR SELECTED FINANCIAL DATA

        On November 16, 2000 the  Company's  WPC Group filed  petitions  seeking reorganization  under  Chapter  11 of Title 11 of the United  States  Bankruptcy
Code,  resulting in a non-cash  charge of $133.8  million to provide a valuation reserve against previously  recorded net deferred tax assets. As a result of the
Bankruptcy  Filing (see Note 3 to the Consolidated  Financial  Statements),  the
Company has, as of November 16, 2000,  deconsolidated  the balance  sheet of its
wholly  owned  subsidiary  WPC.  As  a  result  of  such  deconsolidation,   the
accompanying  selected  financial  data does not  include  any of the  assets or liabilities  of WPC or the operating  results of WPC after November 16, 2000. As more  fully  discussed  in Item 7 -  Management's  Discussion  and  Analysis  of
Financial  Condition  and Results of Operations  and Note 3 to the  Consolidated
Financial Statements,  the Company agreed to provide additional funds to the WPC
Group amounting to $20.0 million.  As a result, the Company recorded in the year ended  December 31, 2002, an equity loss in WPC up to the amount of such funding commitments.

        During 2003, 2002, 2001 and 2000, the Company did not make any purchases of Common or Preferred  Stock.  During 1999 the Company  purchased  1,198,100 of
Common Stock in open market transactions.

        During 2003,  2002,  2001,  and 1999 the Company  purchased  and retired
$17.7 million,  $134.6 million,  $36.4 million and $20.5 million,  respectively, aggregate  principal  amounts  of 10  1/2%  Senior  Notes  in the  open  market, resulting in gains of $3.0  million,  $42.5  million,  $19.0  million,  and $1.4 million, respectively.

        In December 2001, the Company sold its interest in Wheeling-Downs Racing
Association,  Inc.  for $105.0  million in cash and  recognized  a gain of $88.5 million.

        In July 2002,  the Company sold the stock of Unimast,  Inc.,  its wholly owned subsidiary,  for $95.0 million and recognized a gain of $11.9 million, net of tax.

        In the first quarter of 2002, WHX adopted the provisions of Statement of
Financial Standards No. 142 "Goodwill and Other Intangible Assets." ("SFAS 142")
As a result,  WHX recorded a $44.0 million non-cash goodwill  impairment charge.
This  charge  is  shown as a  cumulative  effect  of an  accounting  change.  In addition,  as required by SFAS 142, as of January 1, 2002, goodwill is no longer amortized.

        During  2002,  WHX  recorded  restructuring  charges  of  $20.0  million relating to the closure of certain Handy & Harman operations.

        In the third  quarter  of 2003 the  Company  recorded  an $89.0  million non-cash goodwill impairment charge relating to the following businesses:  $38.5 million for specialty tubing, $47.0 million for precious metal plating, and $3.5 million for precious  metal  fabrication.  The Company  recorded  these  charges because the fair value of these reporting units, as determined by estimated cash flow projections, was less than the reporting units' carrying value.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS
        OF OPERATIONS

RESULTS OF OPERATIONS

Risk Factors and Cautionary Statements

        This Report includes "forward-looking  statements" within the meaning of
Section 27A of the  Securities Act of 1933, as amended (the  "Securities  Act"), and Section 21E of the Exchange Act, including,  in particular,  forward-looking statements under the headings "Item 7.  Management's  Discussion and Analysis of
Financial Condition and Results of Operations" and "Item 8. Financial Statements
and  Supplementary  Data." These statements appear in a number of places in this
Report  and  include  statements  regarding  WHX's  intent,  belief  or  current expectations  with respect to (i) its financing plans, (ii) trends affecting its
financial  condition  or  results  of  operations,   and  (iii)  the  impact  of
competition.  The words "expect,"  "anticipate,"  "intend,"  "plan,"  "believe,"
"seek,"  "estimate,"  and similar  expressions  are  intended  to identify  such
forward-looking   statements;   however,   this  Report  also   contains   other
forward-looking statements in addition to historical information.

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

     o The WHX 10 1/2%  Senior  Notes in the amount of $92.8  million are due on
April 15, 2005. It is the Company's intention to refinance this obligation prior to  its  scheduled  maturity;  however  there  can  be no  assurance  that  such refinancing  will be obtained.  The Company's  access to capital  markets in the future to refinance such indebtedness may be limited. If the Company were unable to refinance  this  obligation,  it would have a material  adverse impact on the liquidity,  financial position and capital resources of WHX and would impact the
Company's  ability to continue as a going concern.  The financial  statements do not reflect any adjustments related to this matter;

     o The WHX Group's businesses operate in highly competitive  markets and are subject to significant competition from other businesses;

     o A decline in the general  economic and business  conditions  and industry trends and the other factors detailed from time to time in the Company's filings with the SEC could  continue  to  adversely  affect  the  Company's  results  of operations;

     o In  connection  with the  refinancing  of the H&H credit  facility in the first quarter of 2004, WHX loaned $43.5 to H&H and received a subordinated note;

     o The WPC Group has a large net  operating tax loss  carryforward.  WPC was part of the Company's  consolidated  tax group.  In accordance  with federal tax laws and  regulations,  WPC's tax attributes have been utilized by the Company's consolidated group to reduce its consolidated  federal tax obligations.  The WPC
Group's tax  attributes  were  available to the WHX Group  through  December 31,
2003, and are no longer available;

     o Prior to the  consummation  of the POR, WHX was the sole  stockholder  of
WPC, the parent company of the WPC Group. The WPC Group has been identified as a potentially  responsible party under the Superfund law or similar state statutes at several waste sites. The WPC Group is subject to joint and several  liability
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

     o The new H&H  financing  agreements  restrict  cash  payments to WHX.  The ability  of WHX to  liquidate  liabilities  arising  in the  ordinary  course of business through  December 31, 2004  contemplates the sale of assets held at the parent company level, which management intends to do as necessary.

Bankruptcy Filing and Plan of Reorganization of the WPC Group

     A Chapter 11 Plan of  Reorganization  was confirmed by the Bankruptcy Court on June 18, 2003 and was consummated on August 1, 2003. Pursuant to the terms of the POR,  among other  things,  the WPC Group ceased to be a  subsidiary  of WHX effective  August 1, 2003,  and from that date  forward has been an  independent company. See below for a chronological  description of the Bankruptcy Filing and the POR.

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
to approve a $290.0 million Debtor in Possession  Credit  Agreement ("DIP Credit
Agreement")  provided by  Citibank,  N.A.,  as initial  issuing  bank,  Citicorp
U.S.A., Inc., as administrative  agent, and the DIP Lenders (the "DIP Lenders").
Pursuant to the DIP Credit Agreement,  Citibank, N.A. made term loan advances to the WPC Group up to a maximum  aggregate  principal amount of $35.0 million.  In addition, the DIP Lenders agreed, subject to certain conditions,  to provide the
WPC Group with revolving loans, swing loans and letter of credit  accommodations in an  aggregate  amount of up to $255.0  million.  On January 2, 2002,  the WPC
Group requested and received a reduction in the revolving loans, swing loans and letter of credit  accommodations  to a maximum  aggregate amount of up to $175.0 million.  On November 15, 2002, the Bankruptcy  Court approved a motion to amend the DIP Credit Agreement to reduce the revolving  loans,  swing loans and letter of credit  accommodations  to a maximum  aggregate of $160.0 million and to make certain  other  related  changes  to  the  agreement.  In  connection  with  the
Bankruptcy  Filing, WHX had guaranteed $30.0 million of the term loan portion of the DIP Credit  Agreement ("Term Loan") and deposited in a pledged asset account
$33.0  million  of funds in support of such  guaranty.  Effective  as of June 1,
2001, WHX purchased a participation interest comprising an undivided interest in the Term Loan in the amount of $30.0 million, plus interest accrued but not paid on such amount of the Term Loan  through  June 1, 2001.  Concurrently  with such transaction,  WHX's guaranty of $30.0 million of the Term Loan  described  above was terminated and the $33.0 million of funds previously  deposited in a pledged
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
31, 2002  respectively.  Term Loans under the DIP Credit Agreement totaled $35.7 million and $35.2 million at July 31, 2003 and December 31, 2002,  respectively.
Letters of credit  outstanding  under the facility  totaled $2.8 million at July
31, 2003. At July 31, 2003, net availability  under the DIP Credit Agreement was
$2.4  million.  As a  result  of the  consummation  of the POR  the  DIP  Credit
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
incurred  cumulative net losses of $348.6 million.  Pursuant to the terms of the
POR, WHX agreed to  contribute  $20.0  million to the WPC Group (see  discussion below pertaining to WHX Contributions).  As a result of the Company's obligation to fund $20.0 million to WPC Group,  the Company recorded a $20.0 million charge as an equity loss in WPC as of December  31,  2002.  All  conditions  to the WHX
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
WPC of $32.0 million; (2) the exchange of releases between the WPC Group and the
WHX Group;  (3) the  acquisition  by WHX or its  designee  of certain  assets of
Canfield  Metals  Coating  Corporation  ("CMCC")  (formerly  Pittsburgh-Canfield
Corporation ("PCC")), plus the assumption of certain trade payables,  subject to certain terms and conditions (WHX recorded $5.4 million as the fair value of the net assets of CMCC.);  (4) the termination of the Tax Sharing Agreements between
WHX and WPC;  (5) WHX's  delivery of an  agreement  to the WPC Group  whereby it agreed not to charge or allocate any pension obligations, expenses or charges to the WPC Group with respect to the WHX Pension Plan (the "WHX Plan"),  subject to certain  limitations as provided  therein,  through and including the earlier of the effective date of a Plan or Plans of  Reorganization  and December 31, 2002;
and (6) the final  settlement of all  inter-company  receivables and liabilities
between  the  WHX  Group  and  the  WPC  Group  (except  for  commercial   trade
transactions),  including the liability for redeemable stock. Such transactions, other than the acquisition of certain assets of CMCC, all occurred effective May
29, 2001. The acquisition of certain assets of CMCC closed on June 29, 2001. The
CMCC  agreement  included  a one-year  repurchase  option  for the  seller.  The repurchase option expired unexercised on June 29, 2002.

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
Bankruptcy  Court  approved  a  Memorandum  of  Understanding  by and  among the
Company,  Wheeling-Pittsburgh  Corporation  ("WPC"),  Wheeling-Pittsburgh  Steel
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide  WPSC (1) up to $5.0 million of loans and $5.0 million of liquidity  support (part of which consisted of financing  terms) during the period from the Order through  January 31, 2002,
(2) if certain  conditions are met, an additional  $2.0 million of loans (for an aggregate of $7.0 million) and the  maintenance of the $5.0 million of liquidity support referred to above, during the period from February 1, 2002 through March
31, 2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in loans were not made),  and (3) a $25.0 million  contribution to a new
WPSC defined  benefit  pension  plan  contingent  upon,  among other  things,  a confirmed  WPSC  Plan  of  Reorganization  (item  3 was  superceded  by the  WHX
Contributions  described  below).  Through July 31, 2003,  WHX had advanced $5.0 million of the loans and up to $5.5 million of financing.  At July 31, 2003, the outstanding  balance of these  advances was $5.0  million plus  interest of $0.5 million, and $1.6 million, respectively.  These advances, totaling $7.1 million, were forgiven in connection with the consummation of the POR.

     The October Order also approved a Supplemental  Agreement among the members of the WPC Group and WHX, under which all of the  extensions of credit  referred to in the preceding paragraph were granted super-priority claim status in WPSC's
Chapter 11 case and were  collateralized  by a lien on substantially  all of the assets of WPSC,  junior to the  liens,  security  interests  and  super-priority claims of the lenders to WPSC under the DIP Credit  Agreement.  The Supplemental
Agreement  also  provided,  among other  things,  that the  Company  could sell, transfer  or dispose of the stock of WPC free from the  automatic  stay  imposed under the Bankruptcy  Code, and under specified  circumstances,  required WPC to support  certain  changes  to the WHX  Plan.  Additionally,  the  October  Order
approved the terms of the  Modified  Labor  Agreement  ("MLA") by and among WPC,
WPSC and the USWA.  WHX was not a party to the MLA.  The MLA  modified  the then
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

     In January 2002,  WPSC  finalized a financial  support plan that included a
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
Board ("ESLGB") for a $250.0 million federal loan guarantee. An affiliate of RBC
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
Plan  that was  acceptable  to and  approved  by the  Pension  Benefit  Guaranty
Corporation  ("PBGC"),  confirmation  of a Plan  of  Reorganization  for the WPC
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
approximately  $39.0 million and,  additionally,  contributed to the reorganized company $20 million of cash, for which the Company received a note in the amount of $10.0  million.  The note was fully  reserved upon receipt.  (Such reserve is continually  evaluated and adjustments would be made to the reserve in the event circumstances  warrant.)  The loan with the RBC closed on August 1, 2003 and all conditions  to the  guaranty by the ESLGB were  satisfied  and the  guaranty was
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

     On March 6, 2003, the PBGC published its Notice of Determination ("Notice")
and on March 7,  2003  filed a Summons  and  Complaint  ("Complaint")  in United
States  District  Court  for the  Southern  District  of New  York  seeking  the involuntary  termination  of the WHX Plan. WHX filed an answer to this complaint on March 27, 2003,  contesting the PBGC's action.  On July 24, 2003, the Company entered  into an  agreement  among  the  PBGC,  Wheeling-Pittsburgh  Corporation
("WPC"),   Wheeling-Pittsburgh   Steel  Corporation  ("WPSC"),  and  the  United
Steelworkers of America,  AFL-CIO-CLC ("USWA") in settlement of matters relating to the PBGC v. WHX  Corporation,  Civil  Action  No.  03-CV-1553,  in the United
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
to $50.0  million in the event WHX  obtains  any future  financing  on a secured
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
WPC Bankruptcy Proceedings, and (c) to dismiss the Termination Litigation.

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
the third quarter of 2003, also pursuant to SFAS 88.

     For WHX Plan  funding  purposes,  the  impact  of the  changes  will not be recognized  until the next  actuarial  valuation  which  occurs as of January 1,
2004.  The funding  requirements  will depend on many  factors  including  those identified above as well as future investment returns on WHX Plan assets.  Based on preliminary estimates, using the current statutory discount rate, WHX will be required to make a contribution to the WHX Plan of approximately $6.0 million in
2004.

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
signatory to any of these agreements. However, WHX had previously and separately agreed to be contingently  liable for a portion of the OPEB  Obligations.  WHX's contingent  obligation would have been triggered in the event that the WPC Group failed to satisfy its OPEB Obligations.  WHX's contingent obligation was limited to 25% of the Accumulated Post-Retirement Benefit Obligation with respect to the
WPC Group's  employees and retirees  represented by the USWA.  WPSC's total OPEB
Obligation  at  January  1, 2003 was  estimated  to be $314.1  million.  WHX has estimated that approximately 85% of employees and retirees entitled to such OPEB
Obligations are represented by the USWA. As a result of the  consummation of the
POR, WHX's contingent liability for the OPEB Obligation was eliminated.

     As  a  result  of  the   consummation  of  the  POR  and  the  related  WHX
Contributions, the remaining balance in the loss in excess of investment account of $0.5 million was reversed into income in the third quarter of 2003.

OVERVIEW

     WHX is a holding company that has been structured to invest in and manage a diverse group of businesses. WHX's primary business currently is Handy & Harman, a diversified  manufacturing  company whose  strategic  business units encompass three  segments:  precious  metal plating and  fabrication,  specialty  wire and tubing,  and  engineered  materials.  In July 2002,  the Company sold its wholly owned subsidiary,  Unimast Incorporated, a leading manufacturer of steel framing and other  products for commercial and  residential  construction.  As a result,
Unimast  has  been  classified  as a  discontinued  operation  for  all  periods presented. Effective upon the consummation of the POR on August 1, 2003, WPC and its  subsidiaries  including  WPSC,  a  vertically  integrated  manufacturer  of value-added and flat rolled steel products,  which sought bankruptcy  protection in November 2000, ceased to be a subsidiary of WHX and from that day forward has been an independent company.

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

(in thousands)
                                                                 2003          2002         2001
                                                               ---------    ---------    ---------
Revenue

   Precious Metal                                              $  84,572    $ 142,260    $ 168,308
   Wire & Tubing                                                 121,939      132,194      133,621
   Engineered Materials                                          119,785      111,939       86,210
                                                               ---------    ---------    ---------

           Consolidated revenue                                $ 326,296    $ 386,393    $ 388,139
                                                               =========    =========    =========

Segment operating income (loss)
   Precious Metal                                              $ (47,581)   $  (3,536)   $   7,982
   Wire & Tubing                                                 (42,566)     (14,071)       3,407
   Engineered Materials                                            8,755        9,624        7,901
                                                               ---------    ---------    ---------
           Subtotal                                              (81,392)      (7,983)      19,290

Unallocated corporate expenses                                    16,376       17,374       16,732
Pension - curtailment & special termination benefits              48,102         --           --
Loss on disposal of assets (a)                                     6,286        2,576           18
Goodwill amortization                                               --           --          7,393
                                                               ---------    ---------    ---------

    Operating income (loss)                                     (152,156)     (27,933)      (4,853)

Interest expense                                                  19,166       27,257       46,969
Equity in loss of WPC                                               --         20,000         --
Gain on disposition of WPC                                           534         --           --
Gain on early retirement of debt                                   2,999       42,491       19,011
Gain on sale of Wheeling-Downs                                      --           --         88,517
Other income (expense)                                              (222)      (3,412)      11,130
                                                               ---------    ---------    ---------

         Income (loss) before taxes, discontinued operations
           and cumulative effect of an accounting change        (168,011)     (36,111)      66,836

Income tax expense (benefit)                                       1,197      (24,115)     (28,869)
Income from discontinued operations - net of tax                    --         10,601        5,416
Gain on sale of Unimast - net of tax of $6,886                      --         11,861         --
                                                               ---------    ---------    ---------

          Income (loss) before cumulative effect of an
            accounting change                                   (169,208)      10,466      101,121

Cumulative effect of an accounting change - net of tax              --        (44,000)        --
                                                               ---------    ---------    ---------

          Net income (loss)                                    $(169,208)   $ (33,534)   $ 101,121
                                                               =========    =========    =========

(a) Loss (gain) on disposal of assets includes the following  amounts by segment for 2003 and 2002, respectively: Precious Metal - $4,557 and ($749); Wire & Tube
- $1,485 and $2,044; Engineered Materials - $0 and $764

2003 COMPARED TO 2002

     Sales in 2003 were $ 326.3 million  compared  with $386.4  million in 2002.
Sales decreased by $57.7 million at the Precious Metal Segment and $10.3 million at the Wire & Tubing Segment.  Sales increased by $7.8 million at the Engineered
Materials  Segment.  Gross  profit  increased  in the 2003  period to 18.8% from
17.7%.  This increase is primarily due to a gain from the liquidation of certain precious metal inventory of $3.2 million in 2003 and $7.4 million in write downs of  inventory  to  disposal  values and  reserves  for  excess  and slow  moving inventory at the Company's  stainless  steel wire  facilities in 2002 as well as the absence in 2003 of lower  margin sales  associated  with the  Fairfield,  CT facility  included  in the 2002  period.  This was  partially  offset in 2003 by increased  raw  material  costs  and a $1.3  million  lower  of cost  or  market adjustment for precious  metal  inventory.  See the segment  discussion for more detailed analysis of these items.

     Selling,  general and  administrative  expenses decreased $3.6 million from
$73.6  million in 2002 to $70.0 million in 2003.  This  resulted from  decreased pension expense of $2.6 million, a $2.2 million gain on insurance proceeds,  and the  elimination of SG&A expenses  associated with the facilities that were shut down in the second half of 2002. Partially offsetting theses decreases is a $3.5
million  charge  related  to  a  reduction  of  executive,   administrative  and
information technology personnel at H&H.

     Operating  loss for 2003 was $152.2  million  compared  to a $27.9  million operating  loss for 2002.  The 2003  operating  results  include a $48.1 million non-cash pension  curtailment and special  termination benefit charge related to the consummation of the WPC Group Plan of Reorganization and a non-cash goodwill impairment  charge of $89.0  million.  Operating  loss at the segment  level was
$81.4 million in 2003 compared to an operating loss of $8.0 million in 2002. The
2003 operating results at the segment level includes the aforementioned non-cash goodwill  impairment charge of $89.0 million relating to the following segments:
$38.5  million for wire and tubing and $50.5  million for precious  metals.  The
Company recorded these charges because the fair value of the reporting units, as determined  by  estimated  cash flow  projections,  was less than the  reporting units'  carrying  value.  Also included in the 2003 operating  results is a $3.5 million charge for employee  separation and related expenses  discussed above, a
$2.2 million gain on insurance proceeds,  a $3.2 million gain on the liquidation of certain  precious  metal  inventories,  and a $1.3  million  lower of cost or market  charge  related to precious  metals  inventory.  Additionally,  the 2003
results   include   approximately   $4.1  million  of  costs   associated   with
restructuring  programs  at Handy &  Harman's  Precious  Metal and Wire & Tubing
Segments.  These costs were not included in the restructuring charge recorded in
2002 (see  below).  The 2003  period  also  benefited  from the  elimination  of operating  losses  associated with operations that were closed in 2002. The 2002 period includes a $12.0 million and $8.0 million restructuring charge related to the Company's Precious Metal and Wire & Tubing Segments,  respectively. The 2002 period also  includes a $2.9 million  write down of inventory to disposal  value and a $4.5 million reserve for excess and slow moving inventory at the Company's stainless steel wire operations.

     Unallocated  corporate  expenses  decreased  from  $17.4  million  to $16.4 million. This decrease is primarily related to a decrease in net pension expense of $2.3 million for the WHX Pension Plan partially offset by increased legal and insurance  expense.  The decreased  pension expense is primarily  related to the reduction in active participants as a result of the POR. The POR provides, among other things, that no member of the WPC Group is a participating  employer under the WHX Plan and that continuous service for WPC Group employees was broken.

     The Company  received  cash  proceeds of $13.0  million on the sale of real estate  associated with operations that were closed in 2002 and 2003.  Losses on these sales are  included in losses on  disposals  of assets of $6.3  million in
2003. In connection  with the real estate sales the Company  retained title to a parcel of land in Fairfield,  CT. This parcel is classified as an asset held for sale, in the amount of $2.0 million, at December 31, 2003.

     Loss on disposal of assets  amounted to $2.6  million in 2002.  The Company received cash proceeds of $8.6 million in 2002 primarily  related to the sale of machinery and equipment associated with the Fairfield, CT facility.

     Interest  expense in 2003  decreased by $8.1 million to $19.2  million from
$27.3 million in 2002.  Handy & Harman's  interest  expense  decreased from $9.5 million in 2002 to $7.6 million in 2003,  reflecting  lower borrowings and lower interest rates.  The remaining $6.2 million of this decline in interest  expense is primarily related to the early retirement of $17.7 million and $134.6 million of 10 1/2 % Senior Notes in 2003 and 2002, respectively.

     As part of the amended Chapter 11 Plan of Reorganization for the WPC Group,
WHX had agreed  conditionally  to provide  additional funds to WPSC amounting to
$20.0  million.  As a result of the Company's  obligation to fund $20 million to
WPC,  WHX had  recorded a $20.0  million  charge as an equity loss in WPC in the accompanying  Consolidated  Statement of Operations  for the year ended December
31, 2002. On August 1, 2003, upon consummation of the POR, WHX contributed $20.0 million in cash to the reorganized company.

     Other income  (expense)  was an expense of $0.2  million in 2003.  The 2003 expense  included  transaction  losses of $2.3 million,  $0.6 million loss on an interest rate swap, and other expenses of $1.3 million  partially  offset by net investment earnings of $4.0 million.

     Other income  (expense)  was an expense of $3.4  million in 2002.  The 2002 expense included a $4.8 million loss on an interest rate swap, other expenses of
$1.2 million, partially offset by net investment earnings of $2.6 million.

     In 2003 the Company  recognized a $3.0 million gain on the early retirement of $17.7 million principal amount of 10 1/2% Senior Notes.

     In 2002 the Company recognized a $42.5 million gain on the early retirement of $134.6 million principal amount of 10 1/2% Senior Notes.

     In 2003 a tax  provision of $1.2 million was recorded for foreign and state taxes. The Company has recorded a valuation allowance related to the tax benefit associated  with the current year loss due to the uncertainty of realizing these benefits  in the  future.  The  previously  recognized  net  deferred  tax asset resulted primarily from the recording of additional minimum pension liability in
2002.  Accordingly,  the  reversal  of the net  deferred  tax  asset in 2003 was charged to other comprehensive income.

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

     Net loss for 2003 amounted to $169.2  million,  or $35.15 loss per share of common stock after adjusting for preferred stock dividends, as compared to a net loss of $33.5 million,  or $9.90 per basic share of common stock after adjusting for preferred stock dividends.

     The comments that follow compare revenues and operating income by operating segment for the years ended 2003 and 2002:

PRECIOUS METAL

     Sales for the Precious  Metals Segment  decreased $57.7 million from $142.3 million in 2002 to $84.6 million in 2003. The decrease was due to the closing of the  Fairfield,  CT  facility  at the end of the third  quarter  of 2002 and the closure of the Fontana,  CA facility in 2003.  Operating  losses increased $44.1 million from $3.5 million in 2002 to $47.6 million in 2003. Included in the 2003 period is a $50.5 million non-cash charge for goodwill impairment,  $3.2 million in gains  resulting from the  liquidation  of certain  precious  metals,  a $1.3 million lower of cost or market  adjustment  related to precious  metals, a $2.2 million  gain on  insurance  proceeds  and $1.1  million  of  severance  related expenses  allocated to this segment from the reduction in salaried staff at H&H.
The 2003 period also  includes  approximately  $2.9 million of costs  associated with the restructuring  program announced in 2002 (see below).  These costs were not included in the restructuring  charge recorded in 2002. Also included in the
2003 period is a decrease in operating income of approximately  $2.0 million due to reduced  margins in the precious  metal plating  units.  Included in the 2002 period is a  restructuring  charge of $12.0  million,  as described  below,  and additional  costs of $1.4 million to maintain the employee base until operations ceased.  Also  included  in the 2002 period is  operating  income as a result of increased demand from silver customers prior to the closure of the Fairfield, CT facility.

     In April 2002, Handy & Harman announced its decision to exit certain of its precious metal activities. The affected product lines were manufactured at Handy
& Harman's  Fairfield,  CT and East Providence,  RI facilities.  The decision to exit these  operating  activities  resulted in a  restructuring  charge of $12.0 million.  This charge  included $6.6 million for employee  separation  expenses,
$0.6 million of contractual obligations, and $4.8 million for costs to close the facilities,  including refining charges for inventory remaining after operations ceased.  In addition,  the company  incurred $1.4 million of  incremental  costs related to the restructuring  efforts in the second half of 2002 to maintain the customer  base in order to fulfill  customer  orders and  complete  the shutdown activities.  An additional $2.9 million of associated costs were incurred during
2003. Such costs were not included in the aforementioned  restructuring  charge.
The  Fairfield,  CT  facility  was sold in 2003 for $8.0  million.  The  Company retained  title to a parcel of land in Fairfield,  CT. This parcel is classified as an asset held for sale,  in the amount of $2.0 million,  on the  consolidated balance sheet at December 31, 2003.

WIRE & TUBING

     Sales for the Wire & Tubing  Segment  decreased  $10.3  million from $132.2 million in 2002 to $121.9 million in 2003. This decline was primarily due to the shutdown  of the  Liversedge,  England  and  Willingboro,  N.J.  specialty  wire facilities at the end of 2002. Additionally,  the 2003 period reflects continued
weakness  in  the  semiconductor  fabrication  and  telecommunications  markets.
Partially  offsetting  these  decreases  were  increased  sales at the Company's domestic and foreign units that service the appliance  industry.  Operating loss increased by $28.5 million from $14.1 million in 2002 to a loss of $42.6 million in 2003. Included in the 2003 period is a non-cash goodwill impairment charge of
$38.5 million  related to this segment's  specialty  tubing  operations and $1.5 million  of  severance  related  expenses  allocated  to this  segment  from the reduction  in  salaried  staff at H&H.  Operating  income  was  also  negatively impacted  by  the  continued  weakness  in  the  semiconductor  fabrication  and telecommunications  markets and  increased raw material  costs.  The 2003 period
also  includes   approximately   $1.2  million  of  costs  associated  with  the
restructuring program announced in 2002 (see below). These additional costs were not  included in the  restructuring  charge  recorded in 2002.  Offsetting  this decrease is the elimination of operating  losses  associated with the facilities shut down at the end of 2002.  The 2002 period  included  Wire Group charges for
restructuring  of  $8.0  million,   as  further  described  below,   accelerated
depreciation of $3.4 million during the remaining  operating  period which ended
December  31,  2002,  $2.9  million  in  charges  related  to the write  down of inventories  located at the Liversedge,  England and Willingboro,  NJ facilities and  charges  of $4.5  million  for  excess  and  slow  moving  inventories  and allowances for doubtful accounts.

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
$2.8 million in employee separation expenses, $4.8 million for the write-down of production supplies and consumables and facility closing costs, and $0.4 million in contractual obligations. The remainder of the charge amounted to $2.9 million for the write-down of inventory to disposal  value.  This charge was included in cost of sales. In addition, the Company incurred additional costs related to the restructuring of approximately $1.2 million, above the aforementioned separation expenses,  in 2003 to maintain  the employee  base in order to fulfill  customer orders and complete shutdown activities. Such were not accruable at December 31,
2002  and are not  included  in the  aforementioned  restructuring  charge.  The
Company  received cash proceeds of $2.7 million in 2003 from the sale of related land and  buildings.  As  discussed  above,  the  Company  incurred  accelerated depreciation  expense of  approximately  $3.4 million on equipment values during the fourth quarter of 2002.

ENGINEERED MATERIALS

     Sales for the  Engineered  Materials  segment  increased  $7.9 million from
$111.9  million in 2002 to $119.8  million in 2003.  This  increase in sales was primarily due to market share gains and new products in this segment's  fastener business,  partially  offset  by a  decline  in  sales in the  construction  and appliance  market  in this  segment's  electro-galvanizing  business.  Operating income  decreased $.8 million from $9.6 million in 2002 to $8.8 million in 2003.
This decrease was primarily  due to a decline in sales in the  construction  and appliance  markets  in this  segment's  electro-galvanizing  business.  The 2003 period also included  $0.9 million of severance  related  expenses  allocated to this segment from the reduction in salaried  staff at H&H.  Included in the 2002 period were costs of $1.0 million associated with a litigation settlement.

2002 COMPARED TO 2001

     Sales in 2002 were $386.4  million  compared  with $388.1  million in 2001.
Sales  decreased by $26.0 million at the Precious Metal Segment and $1.4 million at the Wire & Tubing Segment. Sales increased by $25.7 million at the Engineered
Materials   Segment.   Gross  profit  in  2002  and  2001was  17.7%  and  17.9%,
respectively.

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
2001.

     Interest  expense in 2002  decreased by $19.7 million to $27.3 million from
$47.0 million in 2001. Handy & Harman's  interest  expense  decreased from $16.0 million in 2001 to $9.5 million in 2002,  reflecting  lower borrowings and lower interest rates.  The remaining $13.2 million of this decline in interest expense was primarily  related to the early retirement of $134.6 and $36.4 million of 10
1/2 % Senior Notes in 2002 and 2001, respectively.

     As part of the amended Chapter 11 Plan of Reorganization for the WPC Group,
WHX agreed to provide additional funds to WPSC amounting to $20.0 million.  As a result of the  Company's  obligation,  WHX  recorded a $20.0  million  charge as equity loss in WPC in the accompanying  Consolidated Statement of Operations for the year ended December 31, 2002. Such contribution was made to the WPC Group on
August 1, 2003 upon consummation of the POR.

     Other income  (expense) was an expense of $3.4 million for 2002 compared to
$11.1 million of income for 2001.  The income in 2001 was  primarily  related to income from WHX Group's interest in Wheeling Downs Racing  Association,  Inc. of
$15.0 million and net  investment  losses of $6.9 million.  The 2002 period loss included a $4.8 million loss on an interest  rate swap,  other  expenses of $1.2 million, partially offset by net investment earnings of $2.6 million.

     In December  2001,  the WHX Group sold its 50%  interest in Wheeling  Downs
Racing Association, Inc. for $105 million in cash, resulting in an $88.5 million pre-tax gain. In 2002, WHX used a portion of these proceeds in the first quarter of 2002 to purchase  and retire  $82.5  million  aggregate  principal  amount of
Senior Notes in the open market for $50.6 million.

     On July 31, 2002, the Company sold the stock of Unimast,  its  wholly-owned subsidiary, to Worthington Industries, Inc. for $95.0 million in cash. Under the terms of the agreement, the buyer assumed approximately $25.6 million of Unimast debt. In the third quarter, the Company recognized a pre-tax gain on the sale of approximately  $18.6  million.  The  gain on  sale  was  net of  closing  costs, transaction fees, employee related payments,  and other costs and expenses.  Net cash  proceeds  from the sale,  after  escrow of $2.5  million,  closing  costs, transaction fees,  employee related payments,  and other costs and expenses were approximately  $85.0 million.  The Company  applied these proceeds in accordance with the terms of the Indenture for the Company's 10 1/2 % Senior Notes.

     In 2002 the Company recognized a $42.5 million gain on the early retirement of $134.6 million principal amount of 10 1/2% Senior Notes.

     In 2002, continuing operations recognized a tax benefit of $24.1 million on
$36.1 million of pre-tax loss. As a result of the termination of the Tax Sharing
Agreement  with the WPC Group,  the  Company  recognized  the benefit of the WPC
Group's  current  year losses and net  operating  loss  carryforwards  to offset taxable income from WHX's other operations.

     In 2001, continuing operations recognized a tax benefit of $28.9 million on
$66.8 million pre-tax income.  As a result of the termination of the Tax Sharing
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
2002.  Included in the 2001 period was a $3.3  million  precious  metal lower of cost or market adjustment which was partially offset by favorable precious metal gains of $1.0 million. Included in the 2002 period was a restructuring charge of
$12.0  million,  as described  below,  and  additional  costs of $1.4 million to maintain the employee base until operations ceased.  Excluding the 2001 precious metal  reserve and precious  metal gains and the 2002  restructuring  charge and related expense,  operating  income decreased by $0.3 million,  primarily due to reduced  revenue  resulting  from the severe fire damage at Sumco Inc.,  further described below,  partially offset by increased demand from our silver customers prior to closure of the Fairfield, CT facility.

     In April 2002, Handy & Harman announced its decision to exit certain of its precious metal activities. The affected product lines were manufactured at Handy
& Harman's  Fairfield,  CT and East Providence,  RI facilities.  The decision to exit these  operating  activities  resulted in a  restructuring  charge of $12.0 million.  This charge  included  $6.6 million for employee  separation  expenses
(approximately 251 employees), $0.6 million of contractual obligations, and $4.8 million  for costs to close  the  facilities,  including  refining  charges  for inventory remaining after operations ceased. As of December 31, 2002 the Company had received $8.5 million from the sale of certain equipment.

WIRE & TUBING

     Sales for the Wire & Tubing  Segment  decreased  $1.4  million  from $133.6 million  in 2001 to $132.2  million  in 2002 due to  continued  weakness  in the semiconductor fabrication and telecommunications  markets.  Partially offsetting this reduction was increased  sales at the Company's  domestic and foreign units that serve the appliance industry, and increased sales of tubing products to the medical industry.  Operating income decreased by $17.5 million from $3.4 million in 2001 to a loss of $14.1  million in 2002.  Included  in the 2001  period were charges for inventory reserves of approximately $2.5 million for the Wire Group.
The 2002 period included Wire Group charges for  restructuring  of $8.0 million, as further described below,  accelerated depreciation of $3.4 million during the remaining  operating  period  which ended  December  31,  2002,  $2.9 million in charges  related to the write  down of  inventories  located at the  Liversedge,
England and  Willingboro,  NJ facilities  and charges of $4.5 million for excess and slow moving inventories and allowances for doubtful accounts.

     In September  2002,  the Company  decided to exit certain of its  stainless steel wire  activities.  The affected  operations  were at H&H's  facilities  in
Liversedge,  England and  Willingboro,  NJ. The decision to exit these operating activities resulted in charges of $10.9 million, including restructuring charges of $8.0 million. The components of the $8.0 million  restructuring charge were :
$2.8 million in employee separation expenses (approximately 121 employees), $4.8 million for the write-down of production  supplies and  consumables and facility closing costs, and $0.4 million in contractual obligations. The remainder of the charge  amounted to $2.9  million for the  write-down  of  inventory to disposal value. This charge is included in cost of sales.

ENGINEERED MATERIALS

     Sales for the Engineered  Materials  segment  increased  $25.7 million from
$86.2 million in 2001 to $111.9 million in 2002,  primarily from the purchase of
CMCC on June 29, 2001,  that  contributed  an increase of $20.8 million in sales for the year.  The  remainder of the increase  resulted  from an increase in the customer base for product lines which were introduced in 2001.  Operating income increased  $1.7  million  from $7.9 million in 2001 to $9.6 million in 2002 as a result  of the  inclusion  of  CMCC's  results  for  the  entire  year  and  the aforementioned  growth of new product lines,  partially offset by the costs of a litigation settlement in the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

     Management  believes that cash on hand,  investments,  and future operating cash flow will  enable the WHX Group to meet its cash needs for the next  twelve months.

     The WHX 10 1/2%  Senior  Notes in the  amount of $92.8  million  are due on
April 15, 2005. It is the Company's intention to refinance this obligation prior to  its  scheduled  maturity;  however  there  can  be no  assurance  that  such refinancing  will be obtained.  The Company's  access to capital  markets in the future to refinance such indebtedness may be limited. If the Company were unable to refinance  this  obligation,  it would have a material  adverse impact on the liquidity,  financial position and capital resources of WHX and would impact the
Company's  ability to continue as a going concern.  The financial  statements do not reflect any adjustments related to this matter.

     The new H&H financing agreements (see below) restrict cash payments to WHX.
The ability of WHX to liquidate  liabilities  arising in the ordinary  course of business through  December 31, 2004  contemplates the sale of assets held at the parent company level, which management intends to do as necessary.

     Cash  flows  provided  by (used  in)  operating,  investing  and  financing activities for 2003 totaled $76.2 million,  $(38.9) million and ($13.7) million, respectively.  Short-term trading investments and related short-term borrowings, reported as cash flow from operating activities, provided a net $97.4 million of funds in 2003  versus  using $36.5  million in 2002.  Working  capital  accounts
(excluding  cash,  short-term  investments,  short-term  borrowings  and current maturities of long term debt) used $9.3 million of funds.  Other current  assets provided $0.3 million.  Accounts receivable  provided $1.2 million,  inventories provided  $27.1 million,  trade  payables used $32.9 million,  and other current liabilities  used  $5.1  million.  Other non  working  capital  items  used $3.4 million.  On  August  1,  2003,  upon  consummation  of  the  POR,  the  Company contributed $20.0 million to the reorganized WPC Group.

     H&H's revolving credit facility existing at December 31, 2003 was scheduled to mature on July 31,  2004.  On March 31,  2004,  H&H  obtained  new  financing agreements to replace and repay its existing  Senior Secured Credit  Facilities, including the revolving credit facility.  The new financing agreements include a
$70.0  million  revolving  credit  facility and a $22.2 million Term A Loan with
Congress Financial Corporation ("Congress  Facilities") and a $71.0 million Term
B Loan with Ableco Finance LLP ("Ableco").  Concurrently  with the new financing agreements,  WHX  loaned  $43.5  million  to H&H to repay,  in part,  the Senior
Secured Credit Facilities.  Such loan is subordinated to the loans from Congress and Ableco.  In  addition,  WHX  deposited  $5.0  million of cash with Ableco as collateral security for the H&H obligation.  Portions of the cash collateral may be  returned  to WHX  prior  to  maturity  of the Term B Loan if H&H  meets  and maintains certain defined leverage ratios.

     The new  revolving  credit  facility  provides  for up to $70.0  million of borrowings  dependent on the levels of and  collateralized  by eligible accounts receivable  and  inventory.  The new  revolving  credit  facility  provides  for interest  at LIBOR plus 2.75% or the U.S.  Base rate plus  1.00%.  The  Congress facilities  mature on March 31,  2007.  On March 31, 2004 H&H had  approximately
$4.0 million of funds  available  under the new revolving  credit facility after deducting $10.0 million of excess availability required at closing ($5.0 million required  thereafter).  The Term Loan A is collateralized by eligible  equipment and real estate, and provides for interest at LIBOR plus 3.25% or the prime rate plus 1.5%.  Borrowings under the Congress Facilities are collateralized by first priority  security  interests in and liens upon all present and future stock and assets  of H&H and its  subsidiaries  including  all  contract  rights,  deposit accounts,  investment property,  inventory,  equipment,  real property,  and all products and proceeds  thereof.  The  principal of the Term Loan A is payable in monthly  installments of $299,000.  The Congress Facilities contain affirmative, negative,  and financial covenants (including minimum EBITDA,  maximum leverage, and fixed charge coverage,  and restrictions on cash  distributions  that can be made to WHX).

     The Ableco $71.0 million Term B Loan matures on March 31, 2007 and provides for  annual  payments  based  on 40% of  excess  cash  flow  as  defined  in the agreement.  Interest  is  payable  monthly at the Prime Rate plus 8%. At no time shall the Prime Rate of interest  be below 4%. The Term B Facility  has a second priority security interest in and lien on all assets of H&H, subject only to the prior lien of the Congress Facilities. The Term B facility contains affirmative, negative,  and financial covenants (including minimum EBITDA,  maximum leverage, and fixed charge coverage,  and restrictions on cash  distributions  that can be made to WHX).

     In March 2004, H&H's wholly owned Danish subsidiary  obtained new financing agreements  to replace and repay its existing debt which had been issued under a
multi-currency   facility   within  the  existing  H&H  Senior   Secured  Credit
Facilities.  The new  Danish  facilities  are with a Danish  Bank and  include a revolving  credit  facility  and  term  loans.  At  March  31,  2004  there  was approximately  $0.5 million  outstanding under the new revolving credit facility and $6.4 million outstanding under the term loans.

     On July 30,  1998,  H&H entered into its prior  credit  facility,  a $300.0 million Senior Credit facility ("H&H Facilities") with Citibank, N.A., as agent, which was  refinanced on March 31, 2004.  Borrowings  outstanding  under the H&H
Facilities  at  December  31, 2003  totaled  $129.1  million.  Letters of credit outstanding  under the H&H  Facilities  were $12.7 million at December 31, 2003.
Total funds  available  under the H&H Facilities at December 31, 2003 were $17.8 million.  In 2003,  2002 and 2001, H&H received  capital  contributions  of $8.0 million, $5.0 million and $6.3 million, respectively from WHX in order to remain in  compliance  with certain  financial  covenants.  Such funds were utilized to reduce H&H debt.

     The H&H Facilities contained  provisions  restricting cash payments to WHX.
The agreement  allowed the payment of management fees,  income taxes pursuant to tax sharing  agreements,  and certain other expenses.  In addition H&H could pay dividends under certain  conditions.  At December 31, 2003 the net assets of H&H amounted to $111.1  million,  all of which was  restricted  as to the payment of dividends to WHX.

     In  2003,  the  Company  purchased  and  retired  $17.7  million  aggregate principal  amount of the Notes in the open  market  resulting  in a gain of $3.0 million,  and a use of cash of $14.3 million.  As a result of the 2003 purchases future cash  interest  expense will be reduced by $1.9 million  annually.  Other retirement of long-term debt used $2.6 million in 2003.

     In 2001,  in  connection  with the term  loan  portion  of the WPC  Group's
debtor-in-possession   financing,   WHX  purchased  a   participation   interest
comprising  an  undivided  interest  in the  term  loan in the  amount  of $30.5 million. In addition,  at July 31, 2003, WHX had balances due from WPSC totaling
$7.1 million in the form of advances and liquidity  support.  As part of the POR the Company agreed to make certain  contributions to the reorganized company. In connection with the  consummation of the POR, on August 1, 2003 the Company made the WHX  contributions,  which  consisted  of  foregoing  repayment of the above claims and contributing $20.0 million in cash to the reorganized company.

     In 2003, 2002 and 2001,  $13.1, $9.3 and $11.9 million was spent on capital improvements in the WHX Group.

     Proceeds  from the sale of fixed assets  amounted to $13.0 million in 2003.
This is primarily  related to the sale of facilities in Fairfield,  CT, Fontana,
CA, , Liversedge, U.K, and Willingboro, NJ.

     In 2003 the Company purchased an aircraft for $19.3 million,  which it sold in the first  quarter of 2004 for $19.3  million.  The  aircraft  is included in other current assets on the Company's consolidated balance sheet at December 31,
2003.

     The  estimated  minimum  funding  requirements  for the WHX Pension Plan in
2004, 2005, 2006 and 2007 would equal $6 million, $1 million, $21 million and $3 million,  respectively,  based on the current funding  assumptions and a Current
Liability  interest rate (the rate mandated under federal minimum funding rules)
of  6%.  The  plan  is  very  close  to a  fully  funded  status,  which  is why contributions  drop  significantly in 2007 following the larger  contribution in
2006. Because the plan is just below a fully funded status,  funding projections
are  especially   sensitive  to  alternative  Current  Liability  interest  rate assumptions.  For example,  if the Current Liability interest rate as of January
1, 2005 were 6.5% even if all other years  remain at 6%,  minimum  contributions would be $6 million,  $13 million, $0, and $1 million for the years 2004 through
2007. A Current Liability interest rate of 6% reflects the current interest rate environment and the April 2004 passage of new pension funding rules by Congress.

     As of  December  31,  2003,  the WHX Group had  consolidated  cash of $42.0 million,  as  compared to $115.8  million of  consolidated  cash and  short-term investments,  net of related  investment  borrowings  at December 31, 2002.  The decrease in cash and short term  investments in 2003 includes the purchase of an aircraft for $19.3 million  (which was sold in March 2004),  a  contribution  of
$20.0  million to the WPC Group,  the  payment of WHX term loan  interest in the amount of $10.6  million,  the  payment of $14.3  million for the  purchase  and retirement of $17.7 million principal amount of 10 1/2 % Senior Notes.

     As a result of the  termination  of the Tax Sharing  Agreement with the WPC
Group,  the  Company  was able to  utilize  significant  income  tax loss  carry forwards to minimize its actual  income tax  payments,  so long as the WPC Group remained as a member of the WHX consolidated tax return. The WPC group ceased to be a member of the WHX  consolidated  tax return  effective  August 1, 2003.  In fiscal year 2003 the Company recorded a valuation  allowance  related to the tax benefit  associated  with  the  current  year  loss  due to the  uncertainty  of realizing these benefits in the future.

     Short-term  liquidity  is  dependent,  in  large  part,  on cash  on  hand, investments,  and general economic conditions and their effect on market demand.
Long-term  liquidity  is  dependent  upon the WHX  Group's  ability  to  sustain profitable  operations and control costs during periods of low demand or pricing in order to sustain  positive  cash flow.  The WHX Group  satisfied  its working capital requirements through cash on hand,  investments,  borrowing availability under the H&H Facilities  and funds  generated  from  operations.  The WHX Group believes that, cash on hand, investments,  and funds available under the new H&H credit  facilities,  will provide the WHX Group for the next twelve  months with
the  funds  required  to  satisfy  working   capital  and  capital   expenditure
requirements.  However,  factors, such as economic conditions,  could materially affect the WHX Group's results of operations, financial condition and liquidity.
As  previously  discussed  the WHX 10 1/2%  Senior  Notes in the amount of $92.8 million are due on April 15, 2005.  It is the  Company's  intention to refinance this  obligation  prior  to its  scheduled  maturity;  however  there  can be no assurance  that such  refinancing  will be  obtained.  The  Company's  access to capital markets in the future to refinance such indebtedness may be limited.  If the Company were unable to refinance this  obligation,  it would have a material adverse impact on the liquidity, financial position and capital resources of WHX and would  impact the  Company's  ability to  continue as a going  concern.  The financial statements do not reflect any adjustments related to this matter.

     As of December 31, 2003,  the total of the WHX Group's  future  contractual commitments, including the repayment of debt obligations (adjusted for the March
31, 2004 refinancing of the H&H credit facility) is summarized as follows:

                                 Payments Due by Period
------------------------------------------------------------------------------------
  Contractual

  Obligations        Total       2004      2005       2006       2007     thereafter
------------------------------------------------------------------------------------
Long-term Debt     $229,400   $ 40,056   $ 96,887   $  4,070   $ 75,073   $ 13,314

Operating Leases   $  5,582   $  1,683   $  1,660   $  1,326   $    913   $      7

     It is not the Company's usual business  practice to enter into  off-balance sheet  arrangements  such as  guarantees  on loans  and  financial  commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material  current  or  future  effect on its  financial  condition,  changes  in financial  condition,  revenues or expenses,  results of operations,  liquidity, capital expenditures or capital resources.

     At December 31, 2003 there were 2.6 million  shares of Series A Convertible
Preferred  Stock and 2.9 million shares of Series B Convertible  Preferred Stock outstanding.  Dividends on these shares are cumulative and are payable quarterly in  arrears,  in an  amount  equal to $3.25  per annum per share of Series A and
$3.75 per annum per share of Series B. Pursuant to the terms of the Supplemental
Indenture to the Company's 10 1/2% Senior Notes, the Company was prohibited from paying  dividends on this  Preferred  Stock until after October 31, 2002, at the earliest and  thereafter  only in the event that the Company  satisfies  certain conditions set forth in the  Indenture.  Such  conditions  were not satisfied at
December 31, 2003. Presently, management believes that it is not likely that the
Company  will be able to pay these  dividends  in the  foreseeable  future.  The holders  of the  Preferred  Stock are  eligible  to elect two  directors  to the
Company's  Board of Directors  upon the  Company's  failure to pay six quarterly dividend payments, whether or not consecutive.  Dividends on the Preferred Stock have not been paid since the dividend payment of October 31, 2000.  Accordingly, the holders of the Preferred  Stock have the right to elect two directors to the
Company's  Board of Directors.  To date, the holders of the Preferred Stock have not elected such directors. At December 31, 2003, preferred dividends in arrears totaled $63.1 million.

     In addition to the above  obligations,  certain  customers and suppliers of the H&H Precious  Metal Segment  choose to do business on a "pool"  basis.  Such customers or suppliers o furnish  precious metal to H&H for return in fabricated form (customer  metal) or for purchase from or return to the supplier.  When the customer's  precious  metal is  returned in  fabricated  form,  the  customer is charged a  fabrication  charge.  The value of  consigned  precious  metal is not included in the  Company's  balance  sheet.  To the extent that the  quantity of customer and supplier  precious  metal,  as well as precious  metal owned by the
Company, does not meet operating needs, the Company can lease precious metal. At
December 31,  2003,  1,605,000  ounces of silver and 14,617  ounces of gold were leased to the Company under a consignment  facility.  This consignment  facility was terminated on March 30, 2004 and H&H purchased  approximately  $15.0 million of precious metal.

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

Principles Of Consolidation

     The  Consolidated   Financial   Statements  include  the  accounts  of  all
subsidiary   companies.   Wheeling-Pittsburgh   Corporation   ("WPC")   and  its
subsidiaries,  which  had  been  subsidiaries  of  the  Company,  ceased  to  be subsidiaries  on August 1, 2003.  On  November  16,  2000,  WPC, a wholly  owned subsidiary of WHX Corporation  ("WHX"),  and six of its  subsidiaries  including
Wheeling-Pittsburgh  Steel  Corporation  ("WPSC" and  together  with WPC and its other  subsidiaries,  the "WPC Group") filed a petition  seeking  reorganization under Chapter 11 of Title 11 of the United States  Bankruptcy Code  ("Bankruptcy
Filing") (see Note 1). As a result of the Bankruptcy Filing, the Company , as of
November  16,  2000,  deconsolidated  the  balance  sheet  of its  wholly  owned subsidiary WPC.  Accordingly,  the accompanying  consolidated  balance sheets at
December  31, 2003 and 2002 do not include any of the assets or  liabilities  of
WPC,  and  the  accompanying   Consolidated  Statement  of  Operations  and  the
Consolidated  Statement  of Cash Flows  exclude  WPC. As  discussed in Note 3, a
Chapter 11 POR for the WPC Group was consummated on August 1, 2003.  Among other things, as a result of the consummation of the POR, each member of the WPC Group is no longer a subsidiary of WHX Corporation.

Inventories

     Inventories  are stated at the lower of cost or market.  Cost is determined by the  last-in  first-out  ("LIFO")  method  for  precious  metal  inventories.
Non-precious  metal inventory is evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and is adjusted accordingly. If actual market conditions are less favorable than those projected by the Company, write-downs may be required.

GOODWILL

     The Company  adopted the  provisions  of Statement of Financial  Accounting
Standards No. 142 "Goodwill and other Intangible Assets" ("SFAS 142"), effective
January 1, 2002. As a result of the adoption of SFAS 142, the Company recorded a
$44.0 million non-cash goodwill  impairment charge related to the H&H Wire Group in the first quarter of 2002. This charge was classified as a cumulative  effect of an accounting  change. In addition,  in the third quarter of 2003 the Company recorded an $89.0 million non-cash  goodwill  impairment  charge relating to the following  businesses:  $38.5  million for specialty  tubing,  $47.0 million for precious metal plating,  and $3.5 million for precious  metal  fabrication.  The
Company  recorded these charges because the fair value of these reporting units, as determined by estimated  cash flow  projections,  was less than the reporting units' carrying value.

     The evaluation of the recoverability of the unamortized balance of goodwill is based on a comparison of the  respective  reporting  units' fair value to its carrying value,  including  allocated  goodwill.  Fair values were determined by discounting  estimated future cash flows. The recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     As a result  of the  adoption  of SFAS  142,  the  Company  did not  record amortization  expense for existing  goodwill during the year ending December 31,
2002. The Company recorded amortization expense of $7.4 million on this goodwill for the year ended December 31, 2001.

NEW ACCOUNTING STANDARDS

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
Over time,  the liability is accreted to its present value each period,  and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the  liability,  an entity either  settles the  obligation for its recorded  amount or  incurs a gain or loss  upon  settlement.  WHX  adopted  the provisions  of SFAS 143 on  January  1, 2003,  and its  adoption  did not have a significant effect on the Company's financial statements.

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
statements.

     In April 2003,  the FASB issued SFAS No. 149,  "Amendment  of Statement No.
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

     In May  2003,  the  FASB  issued  SFAS No.  150,  "Accounting  for  Certain
Financial  Instruments  with  Characteristics  of both  Liabilities  and Equity"
("SFAS 150"). SFAS 150 requires that certain financial instruments,  which under previous  guidance were  accounted  for as equity,  must now be accounted for as liabilities.  The financial instruments affected include mandatorily  redeemable stock,  certain financial  instruments that require or may require the issuer to buy back some its  shares  in  exchange  for cash or other  assets  and  certain obligations that can be settled with shares of stock.  SFAS 150 is effective for all financial  instruments  entered into or modified after May 31, 2003 and must be applied to the Company's  existing  financial  instruments  effective July 6,
2003,  the beginning of the first fiscal period after June 15, 2003. The Company adopted  SFAS 150 on June 1,  2003.  The  adoption  of SFAS 150 did not have any effect on the  Company's  financial  position,  results of  operations,  or cash flows.

     In  January  2004,  the FASB  issued  FASB  Staff  Position  No. FAS 106-1,
"Accounting  and Disclosure  Requirements  Related to the Medicare  Prescription
Drug,  Improvement and Modernization  Act of 2003" (FSP 106-1).  The FSP permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription  drug  benefits to  retirees  to make a one-time  election to defer accounting for any effects of the Medicare Prescription Drug,  Improvement,  and
Modernization  Act of 2003 (the "Act").  Without the FSP, plan sponsors would be required under Statement of Financial  Accounting  Standards No. 106, EMPLOYERS'
ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (FAS 106), to account for the effects of the Act in the fiscal period that includes  December 8, 2003, the date the President signed the Act into law. The Company has elected to defer the  accounting  for any  effects  of the Act in  their  fiscal  2003  financial statements.

     Proposed  FASB Staff  Position  No. 106b (FSP 106-b)  includes  guidance on recognizing  the  effects  of  the  new  legislation  under  various  conditions surrounding  the assessment of "actuarial  equivalence"  of subsidies  under the
Act. The proposed FSP 106-b,  if passed would be effective for the first interim or  annual  period  beginning  after  June 15,  2004  with  earlier  application permitted.  The Company's  accumulated plan benefit obligations and net periodic benefit cost do not reflect any amount  associated  with the subsidy because the
Company is unable to conclude  whether the plan's  prescription  drug benefit is actuarially equivalent to Medicare "Part D" benefits under the Act.

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

     The Company  attempts to maintain a reasonable  balance  between  fixed and floating-rate debt in an attempt to keep financing costs as low as possible.  At
December 31, 2003, the Company's portfolio of long-term debt included fixed-rate instruments.  Accordingly,  the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations.  In addition, the fair value of such  instruments  is also  affected by investors'  assessments  of the risks associated  with  industries  in  which  the  Company  operates  as  well as the
Company's overall  creditworthiness and ability to satisfy such obligations upon their maturity. However, the Company's sensitivity to interest rate declines and other  market risks that might  result in a  corresponding  increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable  effect on the Company's result of operations and cash flows to the extent that the Company elected  to  repurchase  or  retire  all or a  portion  of its  fixed-rate  debt portfolio at an amount in excess of the corresponding carrying value.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of WHX Corporation

     In our  opinion,  the  accompanying  Consolidated  Balance  Sheets  and the related  Consolidated  Statements  of  Operations,  Cash Flows and of Changes in
Stockholders'  Equity and  Comprehensive  Income present fairly, in all material respects,  the financial  position of WHX Corporation and its subsidiaries  (the
"Company")  at December 31, 2003 and 2002,  and the results of their  operations and of their cash flows for each of the three years in the period ended December
31, 2003, in conformity with  accounting  principles  generally  accepted in the
United States of America.  These financial  statements are the responsibility of the Company's  management;  our responsibility is to express an opinion on these financial  statements  based on our  audits.  We  conducted  our audits of these statements  in  accordance  with auditing  standards  generally  accepted in the
United  States,  which  require  that we plan and  perform  the  audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting
the  amounts  and  disclosures  in  the  financial  statements,   assessing  the
accounting principles used and the significant estimates made by management, and evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 11, the Company  changed its method of accounting  for goodwill and other intangible assets in fiscal 2002.

     As   discussed  in  Notes  3  and  14,  on  August  1,  2003  the  Plan  of
Reorganization   of   the   Company's    formerly    wholly-owned    subsidiary,
Wheeling-Pittsburgh Corporation and Subsidiaries was consummated at which time a number of outstanding  uncertainties including pension and other post retirement benefit obligations and environmental obligations were resolved.

PricewaterhouseCoopers LLP
New York, New York
April 13, 2004

WHX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                      YEAR ENDED DECEMBER 31
                                                                ------------------------------------
                                                                   2003        2002          2001
                                                                ---------    ---------    ---------
                                                                  (IN THOUSANDS EXCEPT PER SHARE)

Net sales                                                       $ 326,296    $ 386,393    $ 388,139

Cost of goods sold                                                265,001      318,104      318,670
                                                                ---------    ---------    ---------

Gross profit                                                       61,295       68,289       69,469

Selling, general and administrative expenses                       70,063       73,652       74,304

Pension - curtailment and special termination benefits             48,102         --           --

Goodwill impairment charge                                         89,000         --           --

Loss on disposal of assets                                          6,286        2,576           18
Restructuring charges                                                --         19,994         --
                                                                ---------    ---------    ---------

Income (loss) from operations                                    (152,156)     (27,933)      (4,853)
                                                                ---------    ---------    ---------
Other:
             Interest expense                                      19,166       27,257       46,969
             Equity in loss of WPC                                   --         20,000         --
             Gain on disposition of WPC                               534         --           --
             Gain on early retirement of debt                       2,999       42,491       19,011
             Gain on sale of interest in Wheeling-Downs              --           --         88,517
             Other income (expense)                                  (222)      (3,412)      11,130
                                                                ---------    ---------    ---------

Income (loss) from continuing operations before taxes            (168,011)     (36,111)      66,836

Tax provision (benefit)                                             1,197      (24,115)     (28,869)
                                                                ---------    ---------    ---------

Income (loss) from continuing operations                         (169,208)     (11,996)      95,705
                                                                ---------    ---------    ---------

Discontinued operations:

             Income from discontinued operations - net of tax        --         10,601        5,416
             Gain on sale - net of tax                               --         11,861         --
                                                                ---------    ---------    ---------

                                                                     --         22,462        5,416
                                                                ---------    ---------    ---------

Income (loss) before cumulative effect of
    accounting change                                            (169,208)      10,466      101,121

Cumulative effect of accounting change                               --        (44,000)        --
                                                                ---------    ---------    ---------
Net income (loss)                                                (169,208)     (33,534)     101,121
Dividend requirement for preferred stock                           19,424       19,224       19,329
                                                                ---------    ---------    ---------
Net income (loss) applicable to common stock                    $(188,632)   $ (52,758)   $  81,792
                                                                =========    =========    =========
BASIC PER SHARE OF COMMON STOCK

Income (loss) from continuing operations
   net of preferred dividends                                   $  (35.08)   $   (5.86)   $   15.27
Discontinued operations                                              --           4.22         1.08
Cumulative effect of accounting change                               --          (8.26)        --
                                                                ---------    ---------    ---------

Net income (loss) per share applicable to common shares         $  (35.08)   $   (9.90)   $   16.35
                                                                =========    =========    =========

DILUTED PER SHARE OF COMMON STOCK

Income (loss) from continuing operations                        $  (35.08)   $   (5.86)   $    9.11
Discontinued operations                                              --           4.22         0.51
Cumulative effect of accounting change                               --          (8.26)        --
                                                                ---------    ---------    ---------

Net income (loss) per share applicable to common shares         $  (35.08)   $   (9.90)   $    9.62
                                                                =========    =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED BALANCE SHEETS                                         DECEMBER 31,
                                                                ----------------------
                                                                   2003        2002
                                                                ---------    ---------
                                                                    (IN THOUSANDS)
                                        ASSETS
Current assets:
Cash and cash equivalents                                       $  41,990    $  18,396
Short term investments                                               --        205,275
Trade receivables, less allowance for doubtful accounts
   of $1,003 and $2,307                                            42,054       43,540
Inventories                                                        41,782       68,921
Other current assets                                               30,174       15,412
                                                                ---------    ---------
    Total current assets                                          156,000      351,544

Advances to WPC                                                      --          7,458
Note receivable - WPC                                                --         31,959
Property, plant and equipment, at cost less
   accumulated depreciation and amortization                      104,223      107,590
Goodwill and other intangibles                                    126,089      215,426
Intangible pension asset                                              758       40,270
Assets held for sale                                                2,000       11,751
Prepaid pension asset                                                --         26,385
Deferred taxes - non-current                                         --         24,315
Other non-current assets                                           17,076       17,690
                                                                ---------    ---------
                                                                $ 406,146    $ 834,388
                                                                =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade payables                                                  $  27,300    $  60,172
Accrued liabilities                                                22,083       20,924
Current portion of long-term debt                                  40,056         --
Short-term debt                                                      --        107,857
Restructuring                                                        --          5,424
Deferred income taxes - current                                      --          6,432
Interest payable                                                    2,085        2,514
Payroll and employee benefits                                       5,227        2,776
                                                                ---------    ---------
    Total current liabilities                                      96,751      206,099

Long-term debt                                                    189,344      249,706
Accrued pension liability                                          27,367         --
Other employee benefit liabilities                                  7,840        8,784
Loss in  excess of investment in WPC                                 --         60,667
Additional minimum pension liability                               24,912       93,728
Other liabilities                                                   1,047        1,543
                                                                ---------    ---------
                                                                  347,261      620,527
                                                                ---------    ---------

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,523  shares                      552          552
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 5,486 and 5,406 shares              55           54
Accumulated other comprehensive income (loss)                     (21,642)     (35,775)
Additional paid-in capital                                        556,206      556,009
Unearned compensation - restricted stock awards                       (99)        --
Accumulated deficit                                              (476,187)    (306,979)
                                                                ---------    ---------
                                                                   58,885      213,861
                                                                ---------    ---------
                                                                $ 406,146    $ 834,388
                                                                =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                           -----------------------------------
                                                              2003         2002         2001
                                                           ---------    ---------    ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $(169,208)   $ (33,534)   $ 101,121
Less: Income from discontinued operations                       --         10,601        5,416
                                                           ---------    ---------    ---------
Income (loss) from continuing operations and
   cumulative effect of an accounting change                (169,208)     (44,135)      95,705
Items not affecting cash from operating activities:
  Cumulative effect of an accounting change                     --         44,000         --
  Goodwill impairment charge                                  89,000         --           --
  Restructuring charge                                          --          5,424         --
  Depreciation and amortization                               16,116       22,865       27,861
  Other postretirement benefits                                  413          200          108
  Gain on early retirement of debt                            (2,999)     (42,491)     (19,011)
  Gain on sale of discontinued operations                       --        (18,747)        --
  Deferred income taxes                                         (827)     (10,822)     (25,428)
  Loss on asset dispositions                                   6,286        2,576           18
  Gain on sale of interest in Wheeling Downs                    --           --        (88,517)
  Pension expense                                             53,215        7,736        4,461
  Gain on disposition of WPC                                    (534)        --           --
  Equity loss (income)  in affiliated companies                  (38)      20,045       (2,016)
 Other                                                            99         --           --
Decrease (increase)  in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                        1,236        2,185       18,552
       Inventories                                            27,139       16,358       33,747
       Short term investments-trading                        205,275       39,608     (175,564)
       Investment account borrowings                        (107,857)      (3,089)     110,946
       Other current assets                                      331       (1,623)         (72)
       Other current liabilities                             (38,443)      29,883      (10,334)
  Other items-net                                             (3,407)      (4,666)       6,580
                                                           ---------    ---------    ---------
Net cash provided by (used in) operating activities           75,797       65,307      (22,964)
                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds on sale of discontinued operations               --         84,869         --
  Release of restricted cash  (DIP)                             --           --         33,000
  Note receivable - WPC                                         --           --        (30,453)
  Receipts from/(advances to WPC)                               --          1,250       (8,369)
  Acquisitions                                                  --         (3,057)        --
  Settlement Agreement - WPC                                    --           --        (32,000)
  Net payments to WPC                                        (19,500)        --           --
  Purchase of aircraft for resale                            (19,255)        --           --
  Plant additions and improvements                           (13,087)      (9,335)     (11,924)
  Proceeds from sale of interest in Wheeling Downs              --           --        105,000
  Proceeds from sales of assets                               12,958        8,630            5
                                                           ---------    ---------    ---------
Net cash provided by (used in) investing activities          (38,884)      82,357       55,259
                                                           ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt retirements - net                           (2,622)     (48,193)     (61,279)
   Long-term debt proceeds                                      --           --         48,381
   Cash paid on early extinguishment of debt                 (14,302)     (87,612)     (15,906)
   Due from Unimast                                            3,204         --           --
                                                           ---------    ---------    ---------
Net cash used in financing activities                        (13,720)    (135,805)     (28,804)
                                                           ---------    ---------    ---------

NET CASH PROVIDED BY CONTINUING OPERATIONS                    23,193       11,859        3,491
NET CASH (USED IN) / PROVIDED BY DISCONTINUED OPERATIONS        --         (1,358)        (400)
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                      401          106          (50)
Cash and cash equivalents at beginning of year                18,396        7,789        4,748
                                                           ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  41,990    $  18,396    $   7,789
                                                           =========    =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                          YEAR ENDED DECEMBER 31
                                          2003                    2002                      2001
                                     --------------------------------------------------------------------
                                    SHARES     AMOUNT       SHARES      AMOUNT        SHARES      AMOUNT
                                     --------------------------------------------------------------------
(DOLLARS AND SHARES IN THOUSANDS)

COMMON STOCK

Balance at beginning of year         5,406      $   54       5,357       $   54        4,864       $   49
401(k) contribution                   --          --          --           --             89            1
Deferred Compensation                   80           1        --           --           --           --
Conversion of preferred shares        --          --            49         --            324            3
EIP shares                            --          --          --           --             80            1
                                     --------------------------------------------------------------------
Balance at end of year               5,486          55       5,406           54        5,357           54
                                     --------------------------------------------------------------------
PREFERRED STOCK

Balance at beginning of year         5,523         552       5,571          557        5,883          589
Conversion to common shares           --          --           (48)          (5)        (312)         (32)
                                     --------------------------------------------------------------------
Balance at end of year               5,523         552       5,523          552        5,571          557
                                     --------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE
           INCOME (LOSS)

Balance at beginning of year                                    (35,775)           (2,268)           (1,501)
Current period change                                            14,133           (33,507)             (767)
                                                              ---------         ---------         ---------
Balance at end of year                                          (21,642)          (35,775)           (2,268)
                                                              ---------         ---------         ---------
ACCUMUMLATED DEFICIT

Balance at beginning of year                                   (306,979)         (273,445)         (374,566)
Net income (loss)                                              (169,208)          (33,534)          101,121
                                                              ---------         ---------         ---------
Balance at end of year                                         (476,187)         (306,979)         (273,445)
                                                              ---------         ---------         ---------

UNEARNED COMPENSATION

Balance at beginning of year                                       --                --                --
Deferred Compensation                                              (198)             --                --
Compensation Expense                                                 99              --                --
                                                              ---------         ---------         ---------
Balance at end of year                                              (99)             --                --
                                                              ---------         ---------         ---------

CAPITAL IN EXCESS OF PAR VALUE

Balance at beginning of year                                    556,009           556,006           555,576
Deferred Compensation                                               197              --                --
401(k) contribution                                                --                --                 401
Preferred stock conversion                                         --                   3                29
                                                              ---------         ---------         ---------
Balance at end of year                                          556,206           556,009           556,006
                                                              ---------         ---------         ---------

TOTAL STOCKHOLDERS' EQUITY                                    $  58,885         $ 213,861         $ 280,904
                                                              =========         =========         =========
NET INCOME (LOSS)                                             $(169,208)        $ (33,534)        $ 101,121

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign currency translation adjustment                           2,239             1,241              (767)
Write off deferred foreign currency translation losses            1,142              --                --
Minimum pension liability adjustment - net of tax                10,752           (34,748)             --

                                                              ---------         ---------         ---------
COMPREHENSIVE INCOME (LOSS)                                   $(155,075)        $ (67,041)        $ 100,354
                                                              =========         =========         =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The  Consolidated   Financial   Statements  include  the  accounts  of  all
subsidiary   companies.   Wheeling-Pittsburgh   Corporation   ("WPC")   and  its
subsidiaries,  which  had  been  subsidiaries  of  the  Company,  ceased  to  be subsidiaries  on August 1, 2003.  On  November  16,  2000,  WPC, a wholly  owned subsidiary of WHX Corporation  ("WHX"),  and six of its  subsidiaries  including
Wheeling-Pittsburgh  Steel  Corporation  ("WPSC" and  together  with WPC and its other  subsidiaries,  the "WPC Group") filed a petition  seeking  reorganization under Chapter 11 of Title 11 of the United States  Bankruptcy Code  ("Bankruptcy
Filing") (see Note 3). As a result of the Bankruptcy Filing, the Company , as of
November  16,  2000,  deconsolidated  the  balance  sheet  of its  wholly  owned subsidiary WPC.  Accordingly,  the accompanying  consolidated  balance sheets at
December  31, 2003 and 2002 do not include any of the assets or  liabilities  of
WPC,  and  the  accompanying  consolidated  statements  of  operations  and  the consolidated  statements  of cash flows  exclude  WPC. As discussed in Note 3, a
Chapter 11 Plan of Reorganization  (the "POR") for the WPC Group was consummated on August 1, 2003.  Among other things,  as a result of the  consummation of the
POR, each member of the WPC Group is no longer a subsidiary of WHX Corporation.

     WHX is a  holding  company  that has been  structured  to  invest in and/or acquire a diverse group of businesses that are managed on a decentralized basis.
WHX's  primary  business  is H&H,  a  diversified  manufacturing  company  whose strategic  business units  encompass  three  segments:  precious  metal,  wire &
tubing,  and  engineered  materials.  In July 2002,  the Company sold its wholly owned subsidiary,  Unimast Incorporated  ("Unimast"),  a leading manufacturer of steel framing and other products for commercial and residential construction. As a result,  Unimast was classified as a  discontinued  operation for the 2002 and
2001 periods.  The transaction closed on July 31, 2002. WHX's other business (up through August 1, 2003) consisted of WPC and six of its subsidiaries,  including
WPSC; a vertically integrated  manufacturer of value-added and flat rolled steel products. WPSC, together with WPC and its other subsidiaries,  shall be referred to herein as the "WPC Group." WHX, together with all of its subsidiaries,  shall be referred  to herein as the  "Company,"  and the Company and its  subsidiaries other than the WPC Group shall be referred to herein as the "WHX Group."

OPERATING STATUS

     The WHX 10 1/2%  Senior  Notes in the  amount of $92.8  million  are due on
April 15, 2005. It is the Company's intention to refinance this obligation prior to  its  scheduled  maturity;  however  there  can  be no  assurance  that  such refinancing  will be obtained.  The Company's  access to capital  markets in the future to refinance such indebtedness may be limited. If the Company were unable to refinance  this  obligation,  it would have a material  adverse impact on the liquidity,  financial position and capital resources of WHX and would impact the
Company's  ability to continue as a going concern.  The financial  statements do not reflect any adjustments related to this matter.

     The new H&H  financing  agreements  (see Note 12) restrict cash payments to
WHX. The ability of WHX to liquidate  liabilities arising in the ordinary course of business  through  December 31, 2004  contemplates the sale of assets held at the parent company level, which management intends to do as necessary.

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

REVENUE RECOGNITION

     Revenue is  recognized  on the sale of product when the related  goods have been shipped and title and risk of loss has passed to the customer.

INVENTORIES

     Inventories  are stated at the lower of cost or market.  Cost is determined by the  last-in  first-out  ("LIFO")  method  for  precious  metal  inventories.
Non-precious  metals  inventories  are stated at the lower of cost  (principally average) or market.  For precious metals  inventories,  no segregation among raw materials, work in process and finished goods is practicable.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation  of property,  plant and equipment is provided  principally on the  straight-line  method over the estimated useful lives of the assets,  which range  as  follows:  machinery  &  equipment  3 - 20  years  and  buildings  and improvements 10 - 50 years.  Interest cost is capitalized for qualifying  assets during the assets'  acquisition period.  Capitalized  interest cost is amortized over the life of the asset.  Maintenance  and  repairs are charged to income and renewals and  betterments  are  capitalized.  Profit or loss on  dispositions is credited or charged to operating income.

GOODWILL AND INTANGIBLES

     The Company  adopted the  provisions  of Statement of Financial  Accounting
Standards  ("SFAS") No. 142,  "Goodwill and Other Intangible  Assets," effective
January  1,  2002,  as  discussed  in  Note  2  to  the  Consolidated  Financial
Statements.  As a  result,  goodwill  is no longer  amortized,  but  instead  is reviewed  annually for  impairment  in  accordance  with the  provisions  of the
Statement.  The evaluation of the  recoverability of the unamortized  balance of goodwill is based on a comparison of the respective  reporting unit's fair value to its carrying value, including allocated goodwill.  Fair values are determined by discounting  estimated future cash flows. The recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Purchased patents are stated at cost,  which is amortized  over the  respective  remaining lives of the patents.

STOCK-BASED COMPENSATION

     At December 31, 2003 the Company had six  stock-based  compensation  plans, which are more fully described in Note 13. The Company  accounts for these plans under the recognition and measurement  principles of Accounting Principles Board
(APB) Opinion No. 25, " Accounting for Stock Issued to  Employees,"  and related interpretations.  No  stock-based  compensation  cost for the  issuance of stock options is reflected in net income, as all options granted under these plans had an exercise  price equal to the market value of the  underlying  common stock on the date of the option grant.

     In 2003 the Company  awarded  80,000 shares of  restricted  common stock to members of the Board of  Directors  at a fair  market  value of $2.48 per share.
These shares vested 1/3 immediately and 1/3 each year thereafter over a two-year period  and  are  recorded  as a  separate  component  of  Stockholders  Equity.
Compensation  expense related to restricted  stock awards is recognized over the vesting period.

     The following  table  illustrates the effect on net income and earnings per share if WHX had applied the fair-value  recognition  provisions of Statement of
Financial   Accounting   Standards   No.  123,   "Accounting   for   Stock-Based
Compensation," ("SFAS 123"), to stock-based employee compensation.

(IN THOUSANDS - EXCEPT PER SHARE DATA)
                                                              2003                   2002                   2001
                                                          -----------             ----------             ---------
Net income (loss), as reported
applicable to common shareholders                         $ (188,632)             $ (52,758)             $ 81,792

Add: Compensation Expense                                         99

Deduct: total stock-based employee
        compensation expense determined
        under fair-value based method
        for all awards                                           710                    470                 1,529

                                                          -----------             ----------             ---------
Pro forma net income (loss)                               $ (189,243)             $ (53,228)             $ 80,263
                                                          ===========             ==========             =========

Income (loss) per share:
     Basic - as reported                                  $   (35.08)             $   (9.90)             $  16.35
     Basic - pro forma                                        (35.19)                 (9.99)                16.03
     Diluted - as reported                                    (35.08)                 (9.90)                 9.62
     Diluted - pro forma                                      (35.19)                 (9.99)                 9.47

     The pro-forma amounts and the fair value of each option grant are estimated on the date of grant using the Black-Scholes option-pricing model. The following
weighted-average   assumptions  were  used  in  the  Black-Scholes  calculation:
expected  volatility  of  98.6%  in 2003,  80.4%  in  2002,  and  69.7% in 2001;
risk-free  interest  rate of 2.4% in 2003,  3.1% in 2002,  and 4.8% in 2001,  an expected life of 5 years and a dividend yield of zero.

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

NOTE 2 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In January 2003, the FASB issued  Interpretation No. 46,  "Consolidation of
Variable  Interest  Entities,"  which addresses  consolidation  by a business of variable interest entities in which it is the primary  beneficiary.  In December
2003,  the FASB  issued a revised  Interpretation,  FIN 46R,  which  addresses a partial  deferral of and certain  proposed  modifications  to FIN 46, to address certain  implementation  issues. The adoption of FIN 46R did not have a material impact on the Company's financial statements.

     In April 2003,  the FASB issued SFAS No. 149,  "Amendment  of Statement No.
133 on Derivative  Instruments and Hedging  Activities"  ("SFAS 149").  SFAS 149
amends and  clarifies  the  accounting  for  derivative  instruments,  including certain  derivative  instruments  embedded in other  contracts,  and for hedging activities  under SFAS No.  133,  "Accounting  for  Derivative  Instruments  and
Hedging  Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging  relationships  designated after
June 30, 2003.  The  adoption of SFAS 149 did not have a material  effect on the
Company's financial position, results of operations, or cash flows.

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

     In December 2003, the FASB issued SFAS No. 132 (revised 2003),  "Employers'
Disclosures about Pensions and Other  Postretirement  Benefits,  an amendment of
FASB  Statements  No. 87,88,  and 106, and a revision of FASB Statement No. 132"
("SFAS 132 (revised 2003)"). This statement revises employers' disclosures about pension plans and other postretirement  benefit plans. SFAS 132 is effective for fiscal  years  ending  after  December  15, 2003 and the Company has adopted the applicable disclosures during fiscal year 2003.

     In  January  2004,  the FASB  issued  FASB  Staff  Position  No. FAS 106-1,
"Accounting  and Disclosure  Requirements  Related to the Medicare  Prescription
Drug,  Improvement and Modernization  Act of 2003" (FSP 106-1).  The FSP permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription  drug  benefits to  retirees  to make a one-time  election to defer accounting for any effects of the Medicare Prescription Drug,  Improvement,  and
Modernization  Act of 2003 (the "Act").  Without the FSP, plan sponsors would be required under Statement of Financial  Accounting  Standards No. 106, Employers'
Accounting for POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (FAS 106), to account for the effects of the Act in the fiscal period that includes  December 8, 2003, the date the President signed the Act into law. The Company has elected to defer the  accounting  for any  effects  of the Act in  their  fiscal  2003  financial statements.

     Proposed  FASB Staff  Position  No. 106b (FSP 106-b)  includes  guidance on recognizing  the  effects  of  the  new  legislation  under  various  conditions surrounding  the assessment of "actuarial  equivalence"  of subsidies  under the
Act. The proposed FSP 106-b,  if passed would be effective for the first interim or  annual  period  beginning  after  June 15,  2004  with  earlier  application permitted.  The Company's  accumulated plan benefit obligations and net periodic benefit cost do not reflect any amount  associated  with the subsidy because the
Company is unable to conclude  whether the plan's  prescription  drug benefit is actuarially equivalent to Medicare "Part D" benefits under the Act.

NOTE 3 - WPC GROUP BANKRUPTCY

     A Chapter 11 Plan of  Reorganization  was confirmed by the Bankruptcy Court on June 18, 2003 and was consummated on August 1, 2003. Pursuant to the terms of the POR,  among other  things,  the WPC Group ceased to be a  subsidiary  of WHX effective  August 1, 2003,  and from that date  forward has been an  independent company. See below for a chronological  description of the Bankruptcy Filing and the POR.

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
to approve a $290.0 million Debtor in Possession  Credit  Agreement ("DIP Credit
Agreement")  provided by  Citibank,  N.A.,  as initial  issuing  bank,  Citicorp
U.S.A., Inc., as administrative  agent, and the DIP Lenders (the "DIP Lenders").
Pursuant to the DIP Credit Agreement,  Citibank, N.A. made term loan advances to the WPC Group up to a maximum  aggregate  principal amount of $35.0 million.  In addition, the DIP Lenders agreed, subject to certain conditions,  to provide the
WPC Group with revolving loans, swing loans and letter of credit  accommodations in an  aggregate  amount of up to $255.0  million.  On January 2, 2002,  the WPC
Group requested and received a reduction in the revolving loans, swing loans and letter of credit  accommodations  to a maximum  aggregate amount of up to $175.0 million.  On November 15, 2002, the Bankruptcy  Court approved a motion to amend the DIP  Credit  Agreement  to  reduce  the  revolving  loans,  swing  loans and accommodations  to a maximum  aggregate  of $160.0  million and to make  certain other  related  changes to the  agreement.  In  connection  with the  Bankruptcy
Filing,  WHX had  guaranteed  $30.0  million of the term loan portion of the DIP
Credit  Agreement  ("Term  Loan") and deposited in a pledged asset account $33.0 million of funds in support of such guaranty.  Effective as of June 1, 2001, WHX purchased a participation  interest comprising an undivided interest in the Term
Loan in the amount of $30.0 million,  plus interest accrued but not paid on such
amount  of  the  Term  Loan  through  June  1,  2001.   Concurrently  with  such
transaction,  WHX's guaranty of $30.0 million of the Term Loan  described  above was terminated and the $33.0 million of funds previously  deposited in a pledged
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
WPC of $32.0 million; (2) the exchange of releases between the WPC Group and the
WHX Group;  (3) the  acquisition  by WHX or its  designee  of certain  assets of
Canfield   Metal   Coatings    Corporation    ("CMCC")    (formerly   known   as
Pittsburgh-Canfield  Corporation ("PCC")),  plus the assumption of certain trade payables,  subject to certain terms and conditions (WHX recorded $5.4 million as the fair  value of the net  assets of  CMCC.);  (4) the  termination  of the Tax
Sharing  Agreements  between WHX and WPC; (5) WHX's  delivery of an agreement to the  WPC  Group  whereby  it  agreed  not to  charge  or  allocate  any  pension obligations,  expenses  or  charges  to the WPC Group  with  respect  to the WHX
Pension  Plan (the "WHX  Plan"),  subject to  certain  limitations  as  provided therein,  through and including  the earlier of the effective  date of a Plan or
Plans of  Reorganization  and December 31, 2002; and (6) the final settlement of all inter-company  receivables and liabilities between the WHX Group and the WPC
Group (except for commercial  trade  transactions),  including the liability for redeemable  stock.  Such  transactions,  other than the  acquisition  of certain assets of CMCC, all occurred  effective May 29, 2001. The acquisition of certain assets of CMCC closed on June 29, 2001. The CMCC  agreement  included a one-year repurchase option for the seller.  The repurchase option expired  unexercised on
June 29, 2002.

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
Bankruptcy  Court  approved  a  Memorandum  of  Understanding  by and  among the
Company,  Wheeling-Pittsburgh  Corporation  ("WPC"),  Wheeling-Pittsburgh  Steel
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant to which the Company  agreed to provide  WPSC (1) up to $5.0 million of loans and $5.0 million of liquidity  support (part of which consisted of financing  terms) during the period from the Order through  January 31, 2002,
(2) if certain  conditions are met, an additional  $2.0 million of loans (for an aggregate of $7.0 million) and the  maintenance of the $5.0 million of liquidity support referred to above, during the period from February 1, 2002 through March
31, 2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in loans were not made),  and (3) a $25  million  contribution  to a new
WPSC defined  benefit  pension  plan  contingent  upon,  among other  things,  a confirmed  WPSC  Plan  of  Reorganization  (item  3 was  superceded  by the  WHX
Contributions  described  below).  Through July 31, 2003,  WHX had advanced $5.0 million of the loans and up to $5.5 million of financing.  At July 31, 2003, the outstanding  balance of these  advances was $5.0  million plus  interest of $0.5 million, and $1.6 million, respectively.  These advances, totaling $7.1 million,
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
Agreement  also  provided,  among other  things,  that the  Company  could sell, transfer  or dispose of the stock of WPC free from the  automatic  stay  imposed under the Bankruptcy  Code, and under specified  circumstances,  required WPC to support  certain  changes  to the WHX  Plan.  Additionally,  the  October  Order
approved the terms of the  Modified  Labor  Agreement  ("MLA") by and among WPC,
WPSC and the USWA.  WHX was not a party to the MLA.  The MLA  modified  the then
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

     In January 2002,  WPSC  finalized a financial  support plan that included a
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
Board ("ESLGB") for a $250.0 million federal loan guarantee. An affiliate of RBC
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
Plan  that was  acceptable  to and  approved  by the  Pension  Benefit  Guaranty
Corporation  ("PBGC") ,  confirmation  of a Plan of  Reorganization  for the WPC
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
approximately  $39.0 million and,  additionally,  contributed to the reorganized company  $20.0  million of cash,  for which the  Company  received a note in the amount of $10 million.  The note was fully reserved upon receipt.  (Such reserve is  continually  evaluated and  adjustments  would be made to the reserve in the event circumstances warrant.) The loan with the RBC closed on August 1, 2003 and all  conditions to the guaranty by the ESLGB were satisfied and the guaranty was granted.  The proceeds of the RBC Loan,  among other things,  were used to repay the DIP  creditors  (except for WHX).  In  addition  all  conditions  to the WHX
Contributions were satisfied and the WHX Contributions were made.

     On June 18,  2003 the POR was  confirmed  by the  Bankruptcy  Court  and on
August 1, 2003 it was  consummated.  In connection with the  consummation of the
POR  Effective on August 1, 2003 the WPC Group ceased to be a subsidiary  of WHX and from that date forward has been an independent company.

     On March 6, 2003, the PBGC published its Notice of Determination ("Notice")
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
Steelworkers of America,  AFL-CIO-CLC ("USWA") in settlement of matters relating
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
to $50.0  million in the event WHX  obtains  any future  financing  on a secured
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
WPC Bankruptcy Proceedings, and (c) to dismiss the Termination Litigation.

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
on preliminary estimates, using the current statutory discount rate, WHX will be required to make a contribution to the WHX Plan of approximately $6.0 million in
2004.

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
signatory to any of these agreements. However, WHX had previously and separately agreed to be contingently  liable for a portion of the OPEB  Obligations.  WHX's contingent  obligation would have been triggered in the event that the WPC Group failed to satisfy its OPEB Obligations.  WHX's contingent obligation was limited to 25% of the Accumulated Post-Retirement Benefit Obligation with respect to the
WPC Group's  employees and retirees  represented by the USWA.  WPSC's total OPEB
Obligation  at  January  1, 2003 was  estimated  to be $314.1  million.  WHX has estimated that approximately 85% of employees and retirees entitled to such OPEB
Obligations are represented by the USWA. As a result of the  consummation of the
POR, WHX's contingent liability for the OPEB Obligation was eliminated.

     As  a  result  of  the   consummation  of  the  POR  and  the  related  WHX
Contributions, the remaining balance in the loss in excess of investment account of $0.5 million was reversed into income in the third quarter of 2003.

NOTE 4 - DISCONTINUED OPERATIONS

     On July 31, 2002,  the Company sold the stock of Unimast,  its wholly owned subsidiary, to Worthington Industries, Inc. for $95.0 million in cash. Under the terms of the agreement,  the buyer assumed certain debt of Unimast. In the third quarter  of  2002,  the  Company  recognized  a  pre-tax  gain  on the  sale  of approximately  $18.6  million.  The  gain  on  sale  is  net of  closing  costs, transaction fees, employee related payments,  and other costs and expenses.  Net cash  proceeds  from the sale,  after  escrow of $2.5  million,  closing  costs, transaction fees,  employee related payments,  and other costs and expenses were approximately  $85.0 million.  The Company applied the proceeds from the sale to reduce  other  corporate  debt  pursuant to the terms of the  Indenture  for the
Company's 10 1/2 % Senior Notes.

     As a result of the sale, the consolidated  financial statements and related notes  for the  periods  presented  herein  reflect  Unimast  as a  discontinued
operation.

     Operating results of discontinued operations were as follows:

                                           YEAR ENDED DECEMBER 31
                                           2002 (a)          2001
                                        ---------------------------
(in thousands)

Net sales                               $ 150,997         $ 232,384

Operating income                           17,652            11,410

Interest/ other income (expense)             (806)           (2,442)

Income taxes                                6,245             3,552

Net income                                 10,601             5,416

(a) Seven month period ended 07/31/2002.

NOTE 5 - BUSINESS RESTRUCTURING CHARGES

     During April 2002, the Company's wholly owned  subsidiary,  Handy & Harman, decided to exit certain of its precious metal  activities.  The affected product lines  were  manufactured  at  H&H's  Fairfield,  CT  and  East  Providence,  RI
facilities.  The  decision  to exit these  operating  activities  resulted  in a restructuring  charge of $12.0 million in the year ended December 31, 2002. This charge included $6.6 million in employee separation expenses  (approximately 251 employees,  substantially  all of whom were  terminated by June 30, 2003);  $0.6 million  of  contractual  obligations,  and $4.8  million  in costs to close the facilities,  including refining charges for inventory remaining after operations ceased.  An  additional  $2.9 million of associated  costs were incurred  during
2003. Such costs are not included in the aforementioned restructuring charge.

     The Company  received $8.0 million in 2003 and $8.5 million in 2002 for the sale of certain property and equipment associated with this segment. The Company recorded  a $3.9  million  loss on the sale of  property  in 2003.  The  Company retained  title to a parcel of land in Fairfield,  CT. This parcel is classified as an asset held for sale,  in the amount of $2.0 million,  on the  Consolidated
Balance Sheet at December 31, 2003.

     The following table represents the activity of the restructuring reserve:

                                             RESERVE                                      RESERVE
                                             BALANCE                                      BALANCE
                                           DECEMBER 31,      COST                       DECEMBER 31,
                                              2002         INCURRED       ADJUSTMENT        2003
                                           -----------     --------       ----------    ------------
(in thousands)

Employee separation and related costs        $ 1,358         $  (882)        $  (476)        $-

Facility closing and refining costs            1,117          (1,622)            505         --

Contractual obligations                          137             (63)            (74)        --
                                           -----------     ---------      ----------    ------------

                                             $ 2,612         $(2,567)        $   (45)        $-
                                           ===========     =========      ==========    ============

     In September  2002,  the Company  decided to exit certain of its  stainless steel wire  activities.  The affected  operations  were at H&H's  facilities  in
Liversedge,  England and  Willingboro,  NJ. The decision to exit these operating activities resulted in restructuring  charges of $8.0 million in the second half of 2002.  The  components of the  restructuring  charges  were:  $2.8 million in employee  separation  expenses  (approximately  121 employees,  all of whom were terminated  by June 30,  2003),  $4.8 million for the  write-down  of production supplies  and  consumables  and  facility  closing  costs,  and $0.4  million in contractual  obligations.  An additional  $1.2 million of associated  costs were incurred  during  2003.  Such  costs  are  not  included  in the  aforementioned restructuring  charge.  As of December 31, 2003,  the Company has received  $1.4 million for the sale of the Liversedge, England property and $1.3 million on the
sale  of  the  Willingboro,   NJ  property.   The  Company  may  elect  to  make
contributions  in the range of $0.1 million to $0.5 million to a foreign pension plan.

     The following table represents the activity of this restructuring reserve:

                                             RESERVE                                      RESERVE
                                             BALANCE                                      BALANCE
                                           DECEMBER 31,      COST                       DECEMBER 31,
                                              2002         INCURRED       ADJUSTMENT        2003
                                           -----------     --------       ----------    ------------
(in thousands)

Employee separation and related costs        $ 1,197         $(1,121)        $   (76)       $--

Facility closing costs                         1,241          (1,592)            351         --

Contractual obligations                          374            (144)           (230)        --
                                           -----------     ---------      ----------    ------------

                                             $ 2,812         $(2,857)        $    45        $--
                                           ===========     =========      ==========    ============

     The adjustments  made to the  restructuring  reserves during the year ended
December 31, 2003 represented  revisions to the original cost estimates based on actual costs incurred.

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

PENSION PLANS

     The  Company's   defined  benefit  plan,  the  WHX  Pension  Plan,   covers
substantially  all WHX and H&H employees  and certain  employees of WHX's former subsidiary,  WPC. The WHX Pension Plan was  established in May 1998, as a result of the merger of the former Handy & Harman plans,  which  covered  substantially all  H&H  employees,  and  the  WPC  plan.  The WPC  plan,  covering  most  USWA represented  employees of WPC, was created  pursuant to a collective  bargaining agreement  ratified  on August  12,  1997.  Prior to that  date,  benefits  were provided  through a defined  contribution  plan, the  Wheeling-Pittsburgh  Steel
Corporation  Retirement Security Plan ("RSP"). The assets of the RSP were merged into the WPC plan as of  December  1, 1997.  Under the terms of the WHX  Pension
Plan,  the  benefit  formula  and  provisions  for the WPC and H&H  participants continued as they were designed under each of the respective  plans prior to the merger.

     As  discussed  in  Note  3,  WPC  Group  employees   ceased  to  be  active
participants  in the WHX Pension  Plan  effective  July 31, 2003 and as a result such  employees will no longer accrue  benefits under the WHX Plan.  Pursuant to the provisions of SFAS 88, this event  constituted a curtailment of the WHX Plan and  required  WHX  to  revalue  the  pension  liability  as of  July  31,  2003
("remeasurement  date"). The curtailment resulted in a pre-tax,  non-cash charge to income of $36.6 million in the third quarter of 2003.

     In addition a special  termination  benefit  was  provided to 540 WPC Group employees.  In the third  quarter of 2003 WHX  recognized  a  non-cash,  pre-tax charge of $11.5 million relating to this benefit.

     The July 31, 2003 valuation  also resulted in a minimum  liability of $11.4 million,  which is $77.9 million lower than the amount  recorded at December 31,
2002. As a result WHX reduced the recorded minimum liability with  corresponding credits to other  comprehensive  income and  intangible  pension  asset of $38.4 million and $39.5 million, respectively as of December 31, 2003.

     Pension benefits for the H&H participants  included in the WHX Pension Plan are based on years of  service  and the  amount of  compensation  at the time of retirement.

     Pension benefits for the WPC participants  include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP. The gross  benefit,  before  offsets,  is calculated  based on years of service and the benefit  multiplier  under the plan.  This gross  amount is then offset for the benefits payable from the RSP and benefits payable by the Pension
Benefit  Guaranty  Corporation  from  previously  terminated  plans.  Individual employee  accounts  established  under the RSP are maintained until  retirement.
Upon  retirement,  participants  who are  eligible  for the WHX Pension Plan and maintain  RSP account  balances  will  normally  receive  benefits  from the WHX
Pension Plan.  When these  participants  become  eligible for benefits under the
Plan,  their  vested  balances in the RSP Plan become  assets of the WHX Pension
Plan. Aggregate account balances held in trust in individual employees' accounts totaled $109.4 million at December 31, 2003.  Such individual  account  balances can only be  utilized  to fund all or a portion of the  respective  individual's total  pension  benefit as  determined  by the defined  benefit  plan's  benefit formula.  These  assets  cannot be utilized  to fund any of the defined  benefit plan's benefit obligation at December 31, 2003.

     The  Company's  funding  policy is to  contribute  annually  an amount that satisfies the minimum  funding  standards of ERISA.  Since 1998, the Company has not been required to make any such contributions.

     In addition to the WHX Pension  Plan,  H&H  provides  pension  coverage for employees  of its U.K.  subsidiary  through a  separate  plan  governed  by U.K.
statutory requirements.

The following table presents a  reconciliation  of beginning and ending balances of the projected benefit obligation.

                                                      Domestic Plan                        Foreign Plan
                                              ---------------------------------------------------------------
                                                 2003             2002               2003              2002
                                              ---------         ---------         ---------         ---------
                                                                       (IN THOUSANDS)

Benefit obligation at January 1               $ 372,767         $ 314,093         $  10,026         $   8,323
Service cost                                      4,182             6,472               250               211
Interest cost                                    22,128            23,551               563               536
Actuarial (gain)/loss                             2,227            50,051              (252)              192
Benefits paid                                   (36,943)          (26,153)             (817)             (203)
Plan amendments - implementation                    376               239              --                --
Curtailments                                    (28,426)             --                (392)             --
Special termination benefits                     11,472              --                --                --
Foreign currency exchange rate changes             --                --                --                 967
Transfers from DC plans                          40,681             4,514             1,027              --
                                              ---------         ---------         ---------         ---------
Benefit obligation at December 31             $ 388,464         $ 372,767         $  10,405         $  10,026
                                              =========         =========         =========         =========

The following table presents a reconciliation of beginning and ending balances of the fair value of plan assets.

                                                       Domestic Plan                        Foreign Plan
                                                ---------------------------         ---------------------------
                                                   2003              2002              2003              2002
                                                ---------         ---------         ---------         ---------
                                                                            (IN THOUSANDS)

Fair value of plan assets at January 1          $ 304,137         $ 319,392         $   5,386         $   6,336
Actual returns on plan assets                      31,435             6,384               645            (1,650)
Benefits paid                                     (36,943)          (26,153)             (817)             (203)
Employer contributions                               --                --                  21               315
Foreign currency exchange rate changes               --                --                 572               588
Transfers from DC plans                            40,681             4,514              --
                                                ---------         ---------         ---------         ---------
Fair value of plan assets at December 31        $ 339,310         $ 304,137         $   5,807         $   5,386
                                                =========         =========         =========         =========

Funded status                                   $ (49,154)        $ (68,630)        $  (4,598)        $  (4,640)
Unrecognized prior service cost                       715            40,228              --                --
Unrecognized actuarial (gain)/loss                 21,072            54,250             4,396             5,134
Unrecognized transition obligation                   --                --                  42                43
                                                ---------         ---------         ---------         ---------
Net amount recognized                           $ (27,367)        $  25,848         $    (160)        $     537
                                                =========         =========         =========         =========

The following table provides the amount recognized in the consolidated balance sheets as of December 31:

                                                                       Domestic Plan                      Foreign Plan
                                                                  -------------------------         -------------------------
                                                                    2003             2002             2003             2002
                                                                  --------         --------         --------         --------
                                                                                      (in thousands)

Prepaid pension asset                                             $   --           $ 25,848         $   --           $    537
Accrued pension liability                                          (27,367)            --               --               --
Additional minimum liability                                       (20,314)         (89,255)          (4,598)          (4,473)
Intangible asset                                                       716           40,228               42               42
Accumulated other comprehensive income
                  - (net of tax in 2002)                            19,598           31,868            4,396            2,880
Deferred tax asset                                                    --             17,159             --              1,551
                                                                  --------         --------         --------         --------
                                                                  $(27,367)        $ 25,848         $   (160)        $    537
                                                                  ========         ========         ========         ========

The following table presents the components of net periodic pension cost.

                                                  Domestic Plan                            Foreign Plan
                                       ------------------------------------      ------------------------------------
                                         2003          2002          2001          2003          2002          2001
                                       ------------------------------------      ------------------------------------
                                                                          (IN THOUSANDS)

Service cost                           $  4,182      $  6,472      $  6,142      $    250      $    211      $    225
Interest cost                            22,129        23,551        22,447           563           536           469
Expected return on plan assets          (24,590)      (28,346)      (30,386)         (383)         (461)         (559)
Amortization of prior service cost        3,393         5,769         6,601          --            --
Recognized actuarial (gain)/loss           --            --            (343)          279          --            --
Amortization of unrecognized
    transition obligation                  --            --            --               4             4             4
                                       ------------------------------------      ------------------------------------
                                          5,114         7,446         4,461           713           290           139
                                       ------------------------------------      ------------------------------------
Curtailment (gain) loss                  36,629          --            --            --            --            --
Special termination benefit charge       11,472          --            --            --            --            --
                                       ------------------------------------      ------------------------------------
                                       $ 53,215      $  7,446      $  4,461      $    713      $    290      $    139
                                       ====================================      ====================================

The following table presents weighted-average assumptions used to determine benefit obligations at December 31,

                                      Domestic Plan                    Foreign Plan
                                  ------------------------      -------------------------
                                  2003       2002     2001      2003      2002       2001
                                  ------------------------      -------------------------

Discount rate                     6.25%     6.75%     7.25%     5.60%     5.60%     6.25%
Expected return on assets         8.50%     8.50%     9.25%     7.00%     7.00%     8.00%
Rate of compensation increase     4.00%     4.00%     4.00%     3.80%     3.40%     4.50%

The following table presents weighted-average assumptions used to determine net periodic benefit cost for years ended December 31,

                                          Domestic Plan                     Foreign Plan
                                    --------------------------       -------------------------
                                    2003        2002      2001       2003      2002       2001
                                    --------------------------       -------------------------

Discount rate                      6.75%(a)     7.25%     7.75%      5.60%     5.60%     6.25%
Expected return on assets          8.50%        9.25%    10.00%      7.00%     7.00%     8.00%
Rate of compensation increase      4.00%        4.00%     4.00%      3.40%     3.40%     4.50%

(a)  discount  rate of 6.75%  applied for the period  January 1 through July 31,
     2003.  The  discount  rate  was  changed  to  6.50%  for the  remeasurement effective August 1, 2003

     In determining the expected long-term rate of return on assets, the Company evaluated  input  from  its  investment  consultants,  investment  managers  and actuaries.  In addition, the Company considered its historical compound returns, which have been in excess of the Company's forward-looking returns.

PLAN ASSETS

     WHX's domestic pension plan weighted-average  asset allocations at December
31, 2003 and 2002, by asset category, are as follows:

                                                                PLAN ASSETS
                                                           2003             2002
                                                           ----             ----
ASSET CATEGORY
Equity Securities                                           41%              35%
Debt Securities                                              9%              10%
Convertible Securities                                      11%              11%
Cash                                                         1%               6%
Other (Hedge Funds)                                         38%              38%
                                                           ----             ----
   Total                                                   100%             100%
                                                           =====            ====

     The  Company's  investment  policy is to maximize  the total rate of return with a view to long-term  funding  objectives of the pension plan to ensure that funds are available to meet benefit obligations when due. The three to five year objective of the Plan is to achieve a rate of return that exceeds the  Company's expected earnings rate by 150 basis points at prudent levels of risk.  Therefore the pension plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance  between risk and return.  There are no target allocations.  The Plan's assets are diversified as to type of assets, investment strategies  employed,  and number of investment  managers used.  Investments may include equities,  fixed income, cash equivalents,  convertible securities,  and hedge funds.  Derivatives  may be used as part of the investment  strategy.  The
Company may direct the transfer of assets between  investment  managers in order to  rebalance  the  portfolio in  accordance  with asset  allocation  guidelines established by the Company.

CONTRIBUTIONS

     The estimated minimum funding requirements for the domestic pension plan in
2004, 2005, 2006 and 2007 would equal $6 million, $1 million, $21 million and $3 million,  respectively,  based on the current funding  assumptions and a Current
Liability  interest rate (the rate mandated under federal minimum funding rules)
of  6%.  The  plan  is  very  close  to a  fully  funded  status,  which  is why contributions  drop  significantly in 2007 following the larger  contribution in
2006. Because the plan is just below a fully funded status,  funding projections
are  especially   sensitive  to  alternative  Current  Liability  interest  rate assumptions.  For example,  if the Current Liability interest rate as of January
1, 2005 were 6.5% even if all other years  remain at 6%,  minimum  contributions would be $6 million,  $13 million, $0, and $1 million for the years 2004 through
2007. A Current Liability interest rate of 6% reflects the current interest rate environment and the April 2004 passage of new pension funding rules by Congress.

     In addition to the  aforementioned  benefit plans,  H&H has a non-qualified pension plan for certain current and retired employees

     The following  table  presents the amounts  recognized in the  consolidated balance sheets for this plan at December 31:

                                                         2003            2002
                                                       -------          -------
                                                            (IN THOUSANDS)

Projected benefit obligation                           $(1,101)         $(1,100)
Fair value of assets                                      --               --
                                                       -------          -------
Funded status                                           (1,101)          (1,100)
Unrecognized prior service cost                            232              255
Unrecognized loss                                           26             (111)
                                                       -------          -------
Net amount recognized                                  $  (843)         $  (956)
                                                       =======          =======

401(K) PLANS

     Certain H&H employees  participate in an H&H sponsored  savings plan, which qualifies  under Section 401(k) of the Internal  Revenue Code. This savings plan allows  eligible  employees  to  contribute  from 1% to 15% of their income on a pretax basis.  H&H matches 50% of the first 3% of the  employee's  contribution.

H&H's  contributions  are  invested  in shares of WHX  common  stock and  become immediately  vested.  The  charge  to  operations  for  the  Company's  matching contribution  amounted to $413,000,  $494,000  and  $597,000 for 2003,  2002 and
2001, respectively.

     The number of shares of the  Company's  common stock held by the H&H 401(k)
plan was  465,277,  353,734  and 193,261 at December  31,  2003,  2002 and 2001,
respectively.

OTHER POSTRETIREMENT BENEFITS

     Certain current and retired  employees of H&H are covered by postretirement medical benefit plans.  The benefits  provided are for medical and  prescription drugs.  Contributions  from a majority of the  participants are required and for those retirees and spouses, the Company's payments are capped.

     The  following  table  presents a  reconciliation  of beginning  and ending balances of the Accumulated Other Postretirement Benefit Obligation ("APBO").

                                                      2003               2002
                                                    -------             -------
                                                            (IN THOUSANDS)
APBO at January 1,                                  $ 7,407             $ 7,060
Service cost                                              8                  19
Interest cost                                           388                 490
Actuarial (gain) loss                                (1,104)                 83
Plan amendments                                        --                    10
Benefits paid                                        (1,070)               (658)
Curtailments                                           --                   403
                                                    -------             -------
APBO at December 31,                                $ 5,629             $ 7,407
                                                    =======             =======

The above H&H other post-retirement benefit plans are unfunded.

Weighted   average   assumptions  used  to  determine   postretirement   benefit
obligations at December 31 were as follows:

                                                2003          2002          2001
                                                ----          ----          ----
Discount rate                                   6.25%         6.75%         7.25%
Health care cost trend rate                    10.00%        12.00%         8.00%

Weighted average  assumptions used to determine net postretirement  cost for the three years ended December 31 were as follows:

                                                2003          2002          2001
                                                ----          ----          ----
Discount rate                                   6.25%         6.75%         7.25%
Health care cost trend rate                    10.00%        12.00%         8.00%

The following table presents the amounts recognized in the consolidated balance sheets as of December 31:

                                                          2003            2002
                                                         -------        -------
                                                               (IN THOUSANDS)
Funded status                                            $(5,629)       $(7,407)
Unrecognized prior service cost (credit)                       9             10
Unrecognized actuarial gain                               (1,377)          (431)
                                                         -------        -------
Net amount recognized                                    $(6,997)       $(7,828)
                                                         =======        =======

The following table presents the components of net periodic benefit cost:

                                                2003          2002         2001
                                                -----        -----        -----
                                                       (IN THOUSANDS)
Service cost                                    $   8        $  19        $  26
Interest cost                                     388          490          530
Amortization of prior service cost                  1          177          178
Amortization of net (gain)                       (158)         (28)         (39)
Curtailment loss                                 --            280         --
                                                -----        -----        -----
Net periodic benefit cost                       $ 239        $ 938        $ 695
                                                =====        =====        =====

     At December 31, 2003, the health care cost trend rate was 10% decreasing to an ultimate  rate of 5% beginning in 2007. A one  percentage  point  increase in healthcare  cost  trend  rates  in each  year  would  decrease  the  accumulated postretirement  benefit  obligation  as of December  31, 2003 by $15,000 and the aggregate  of the  service  cost and  interest  cost  components  of 2003 annual expense by $1,000.  A one  percentage  point  decrease in healthcare  cost trend rates  in each  year  would  increase  the  accumulated  postretirement  benefit obligation  as of December 31, 2003 by $12,000 and the  aggregate of the service cost and interest cost components of 2003 annual expense by $1,000.

     During  2003,  the  President  of the  United  States  signed  into law the
Medicare  Prescription  Drug,  Improvement,  and  Modernization Act of 2003 (the
"Act").  In  accordance  with FASB Staff  Position  FSP 106-1,  the  Company has elected to defer the  accounting for any effects of the Act in their fiscal 2003 financial statements. As a result any measures of the accumulated postretirement benefit  obligation  (APBO) or net periodic  postretirement  benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the Company's plan. Specific authoritative guidance on the accounting for the federal  subsidy for  prescription  drug benefits is currently  pending and this guidance,  when issued,  could require the Company to change previously reported information  regarding the accounting for prescription drug benefits included in the Company's postretirement medical benefit plan

NOTE 7 - INCOME TAXES
                                                              YEAR ENDED DECEMBER 31,
                                                         2003          2002          2001
                                                       --------      --------      --------
                                                                  (IN THOUSANDS)
INCOME TAXES FROM CONTINUING OPERATIONS
Current
                  Federal tax provision                $   --        $   --        $   --
                  State tax provision                     1,145         1,510           490
                  Foreign tax provision                     303           376           771
                                                       --------      --------      --------
                        Total income taxes current        1,448         1,886         1,261
                                                       --------      --------      --------
Deferred
                  Federal tax provision (benefit)       (26,001)      (30,130)
                  State tax provision (benefit)            (251)         --            --
                                                       --------      --------      --------
Income tax provision (benefit)                         $  1,197      $(24,115)     $(28,869)
                                                       ========      ========      ========

TOTAL INCOME TAXES
Current
                  Federal tax provision                $   --        $   --        $   --
                  State tax provision                     1,145         2,359           885
                  Foreign tax provision                     303           376           771
                                                       --------      --------      --------
                                                          1,448         2,735         1,656
                                                       --------      --------      --------
Deferred
                  Federal tax provision (benefit)          --         (13,719)      (26,973)
                  State tax provision (benefit)            (251)         --            --
                                                       --------      --------      --------
Income tax provision (benefit)                         $  1,197      $(10,984)     $(25,317)
                                                       ========      ========      ========

COMPONENTS OF TOTAL INCOME TAXES
Continuing operations                                  $  1,197      $(24,115)     $(28,869)
Discontinued operations                                    --          13,131         3,552
                                                       --------      --------      --------
Income tax provision (benefit)                         $  1,197      $(10,984)     $(25,317)
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

DEFERRED INCOME TAX SOURCES
                                                                2003       2002
                                                               -----      -----
                                                                (IN MILLIONS)

ASSETS
Postretirement and postemployment employee benefits            $ 2.9      $ 2.7
Operating loss carryforwards                                    37.5       28.9
Minimum tax credit carryforwards (indefinite carryforward)       0.8        0.8
Additional minimum pension liability                            --         18.7
Pension                                                          9.6       --
Miscellaneous other                                             --          1.5
                                                               -----      -----
Deferred Tax Assets                                            $50.8      $52.6
                                                               =====      =====

LIABILITIES
Property plant and equipment                                   $(7.7)    $(12.3)
Inventory                                                       (0.1)      (6.4)
Pension                                                         --         (9.1)
State income taxes                                              (1.4)      (1.5)
Miscellaneous other                                             (1.0)      --
                                                               -----      -----
Deferred Tax Liability                                         (10.2)     (29.3)
                                                               -----      -----

Valuation Allowance                                            (40.6)      (5.4)
                                                               -----      -----

NET DEFERRED INCOME TAX ASSET (LIABILITY)                      $--        $17.9
                                                               =====      =====

     Net  deferred  tax  assets  amounting  to $40.6  million  have  been  fully reserved.  Included in deferred  tax assets are pre-tax  federal  NOL's of $90.6 million and pre-tax  foreign NOL's of $16.0 million.  These NOL's expire between
2005 & 2023.  In fiscal year 2003 WHX  reserved the net deferred tax asset since in the opinion of management,  it is more likely than not such tax benefits will not be realized in future periods.  Management performs a periodic evaluation of deferred tax assets and will adjust valuation reserves as circumstances warrant.

     In the third quarter of 2003 WHX reduced its minimum pension liability with corresponding  credits  to other  comprehensive  income and  intangible  pension asset.  The deferred tax asset of $13.4 million  associated with this adjustment was charged to other comprehensive income. In addition, the remaining balance of the deferred tax asset relating to the third quarter minimum  pension  liability of $5.3 million was reversed to other comprehensive  income thus eliminating the tax benefit that had previously been recognized in other comprehensive income in fiscal year 2002.

     The WPC Group was included in the consolidated federal income tax return of
WHX through August 1, 2003, after which the WPC Group will file separate federal income tax  returns.  The Company has  recognized  a deferred  tax asset for the
NOL's that will  remain with the WHX federal  tax  consolidated  group.  Pre-tax
Federal  NOL's  remaining  with WHX amount to $90.6  million.  This Deferred tax asset is fully reserved as discussed above.

     As a result of the  Settlement  Agreement  (See Note 3 to the  Consolidated
Financial  Statements) with the WPC Group and the related termination of the Tax
Sharing Agreement, the Company recognized a benefit from net operating losses of
$13.6 million at December 31, 2001,  which was  previously  fully  reserved.  In
2002,  the Company  recognized a tax benefit of $4.5 million from net  operating loss  carryforwards  of the WPC  Group  of $12.9  million.  Net  operating  loss carryforwards  of the WPC Group amounting to $410.0 million are not reflected in the above table as of December 31, 2002.  Alternative Minimum Tax credits of the
WPC Group  amounting to $14.5 million are not reflected in the above table as of
December 31, 2002.

     Deferred income taxes have not been provided on the undistributed  earnings of foreign  subsidiaries and other foreign  investments  accounted for under the equity  method.  These  earnings  have been  substantially  reinvested,  and the
Company does not plan to initiate any action that would  precipitate the payment of income taxes thereon.

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

     Total  federal  and  state  income  taxes  paid in  2003,  2002 and 2001 by continuing  operations  were  $0.4  million,  $0.2  million,  and $1.4  million, respectively.

     For federal income tax purposes,  the statute of  limitations  for audit by the  Internal  Revenue  Service  ("IRS")  is open for years 2000  through  2003.
Management believes it has adequately provided for all taxes on income.

     The  provision  for  income  taxes  differs  from the  amount of income tax determined by applying the applicable U.S.  statutory federal income tax rate to pretax income as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                        2003           2002          2001
                                                                     ---------------------------------------
                                                                                 (IN THOUSANDS)

Income (loss)  before taxes and extraordinary item                   $(168,011)     $ (36,111)     $  66,836
                                                                     =========      =========      =========
Tax provision (benefit)  at statutory rate                           $ (58,804)     $ (12,639)     $  23,393
Increase (decrease)  in tax due to:
                  Equity earnings                                          (34)           (34)           (89)
                  Equity in loss of WPC                                   --            7,000
                  Goodwill impairment charge                            31,150           --             --
                  Goodwill amortization                                   --             --            2,289
                  Other permanent differences                             (140)          (127)         1,339
                  State income tax net of federal effect                   795          1,510            172
                  Change in valuation allowance                         35,163          3,000            500
                  Net effect of foreign tax rate                           141            456            101
                  Benefit of current year losses of
                    non-consolidated subsidiary (WPC)                   (7,095)       (16,662)       (44,388)
                  Benefit of net operating loss carryforwards of
                    non-consolidated subsidiary (WPC)                     --           (4,520)          --
                  Recognition of AMT credit                               --           (1,655)          --
                  Recognition of NOLs available due to
                     termination of WPC Tax Sharing Agreement             --             --          (13,642)
                  Other                                                     21           (444)         1,456
                                                                     ---------      ---------      ---------
Tax provision (benefit)                                              $   1,197      $ (24,115)     $ (28,869)
                                                                     =========      =========      =========

NOTE 8 -  SHORT TERM INVESTMENTS AND OTHER CURRENT ASSETS

The composition of the Company's short-term investments are as follows:

                                            YEAR ENDED DECEMBER 31,
                                            ----------------------
                                                2003         2002
                                             --------     --------
                                                 (IN THOUSANDS)
Trading Securities:
               U. S. Treasury Securities     $   --       $200,625
               Equities                          --          4,650
                                             --------     --------
                                             $   --       $205,275
                                             ========     ========

     Net  unrealized  holding  gains and  losses on trading  securities  held at period end and  included  in other  income for 2002 was a loss of $4.9  million.
During the year ended  December 31, 2002,  the Company  used  short-term  margin borrowings in connection with its short-term investing  activities.  At December
31,  2002 WHX had  short-term  borrowings  of $107.9  million  in support of its short-term investments.

     In the first  quarter of 2003 the Company  purchased  an aircraft for $19.3 million,  which it sold in the  first  quarter  of 2004 for $19.3  million.  The aircraft is  included  in other  current  assets on the  Company's  consolidated balance sheet at December 31, 2003.

NOTE 9 - INVENTORIES
                                                                        YEAR ENDED DECEMBER 31,

                                                                       ----------------------
                                                                         2003          2002
                                                                       --------      --------
                                                                           (IN THOUSANDS)

Finished products                                                      $ 14,938      $ 13,067
In-process                                                                7,992        11,291
Raw materials                                                            17,290        19,925
Fine and fabricated precious metal in various stages of completion        1,575        25,322
                                                                       --------      --------
                                                                         41,795        69,605
LIFO reserve                                                                (13)         (684)
                                                                       --------      --------
                                                                       $ 41,782      $ 68,921
                                                                       ========      ========

             During 2003, 2002 and 2001, certain inventory quantities were reduced, resulting in liquidations of LIFO inventories, the effect of which increased (decreased) pre-tax income by approximately, $3.2 million, $0.2 million, and $(0.4) million in 2003, 2002 and 2001, respectively. The operating income for 2003 and 2001 includes a non-cash charge to cost of sales resulting from the lower of cost or market adjustment to precious metal inventories in the amount of $1.3 million and $3.3 million, respectively.

            Certain customers and suppliers of the H&H Precious Metal Segment choose to do business on a "pool" basis. Such customers and suppliers furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of consigned precious metal is not included in the Company's balance sheet. To the extent that the quantity of customer and supplier precious metal, as well as precious metal owned by the Company, does not meet operating needs, the Company can lease precious metal . At December 31, 2003, 1,605,000 ounces of silver and 14,617 ounces of gold were leased to the Company under a Consignment
Facility. The weighted-average consignment rates under the Consignment Facility for gold were 4.75% and 2.0% at December 31, 2003 and 2002, respectively, and for silver were 4.58% and 2.1% per annum at December 31, 2003 and 2002, respectively, based on the market value of the related leased precious metal.
This consignment facility was terminated on March 30, 2004 and H&H purchased approximately $15.0 million of precious metal.

The following table summarizes customer and leased precious metal quantities:

                                                       YEAR ENDED DECEMBER 31
                                                  ------------------------------
                                                     2003                  2002
                                                  ---------            ---------
Silver ounces:
  Customer metal                                    136,000              191,000
  Leased                                          1,605,000            4,675,000
                                                  ---------            ---------
        Total                                     1,741,000            4,866,000
                                                  =========            =========

Gold ounces:
  Customer metal                                      2,793                4,240
  Leased                                             14,617                6,200
                                                  ---------            ---------
        Total                                        17,410               10,440
                                                  =========            =========
Palladium ounces:
  Customer metal                                        936                1,171
                                                  =========            =========

Supplemental inventory information:
                                                        YEAR ENDED DECEMBER 31
                                                   -----------------------------
                                                       2003             2002
                                                   ------------      -----------
                                                   (IN THOUSANDS, EXCEPT PER OUNCE)

Precious metals stated at LIFO cost                 $     1,562      $    24,638
Market value per ounce:
   Silver                                           $     5.960      $     4.790
   Gold                                             $    416.70      $    344.80
   Palladium                                        $    193.00      $    239.00

Note 10 - Property, Plant and Equipment

                                                           YEAR ENDED DECEMBER 31
                                                         -----------------------
                                                           2003        2002
                                                         --------       --------
                                                            (IN THOUSANDS)

Land                                                     $  8,512       $  9,185
Buildings, machinery and equipment                        133,157        126,937
Construction in progress                                    4,790          5,256
                                                         --------       --------
                                                          146,459        141,378
Accumulated depreciation and amortization                  42,236         33,788
                                                         --------       --------
                                                         $104,223       $107,590
                                                         ========       ========

     Depreciation expense for continuing operations for the years 2003, 2002 and
2001 was $14.1 million, $20.1 million, and $16.3 million, respectively. Included in depreciation expense for 2002 is $3.4 million in accelerated  depreciation on equipment values related to the exit of certain stainless steel wire activities.
(See Note 5 to the consolidated financial statements).

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

     In July 2001,  the FASB  issued SFAS 141 and 142,  "Business  Combinations"
("SFAS  141")  and  "Goodwill  and  Other   Intangible   Assets"  ("SFAS  142"),
respectively.  SFAS 141 supercedes  Accounting  Principles Board Opinion ("APB")
No. 16, "Business  Combinations." The most significant  changes made by SFAS 141 are:  (1)  requiring  that the  purchase  method of  accounting  be used for all business  combinations  initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill,  and
(3) requiring  unallocated negative goodwill to be written off immediately as an extraordinary gain, instead of being amortized.

     SFAS 142 supercedes  Accounting Principals Board Opinion No. 17 ("APB 17"),
"Intangible  Assets." SFAS 142 primarily  addresses the  accounting for goodwill and intangible assets subsequent to their  acquisition  (i.e.,  post-acquisition accounting). The provisions of SFAS 142 are effective for fiscal years beginning after  December 15, 2001 and must be adopted at the  beginning of a fiscal year.

The most  significant  changes made by SFAS 142 are (1) goodwill and  indefinite life intangible assets will no longer be amortized,  (2) goodwill will be tested for  impairment at least  annually at the reporting  unit level,  (3) intangible assets deemed to have an indefinite  life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty (40) years.

     Effective  January 1, 2002,  the Company has adopted the provisions of SFAS
142 and changed its  accounting  accordingly As a result of the adoption of SFAS
142,  the Company did not record  amortization  expense  for  existing  goodwill during the year ending  December 31,  2002.  The Company  recorded  amortization expense of $7.4 million on this  goodwill for the year ended  December 31, 2001.
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

     In the third quarter of 2003 the Company recorded an $89.0 million non-cash goodwill impairment charge relating to the following businesses:  $ 38.5 million for specialty tubing, $47.0 million for precious metal plating, and $3.5 million for precious metal  fabrication.  The Company recorded these charges because the fair value of these  reporting  units,  as  determined  by  estimated  cash flow projections, was less than the reporting units' carrying value.

     The  following  table  provides   comparative  earnings  per  share,  after
deducting preferred dividends,  had the non-amortization  provisions of SFAS 142 been adopted for all periods presented:

(in thousands)

                                                                        YEAR ENDED DECEMBER 31,
                                                                  2003             2002            2001
                                                              -----------      -----------     -----------
Reported income (loss) before discontinued operations and
   cumulative effect of an accounting change                  $  (188,632)     $   (31,220)    $    76,376

Goodwill amortization                                                --               --             7,393
                                                              -----------      -----------     -----------

Adjusted income (loss) before discontinued operations and
   cumulative effect of an accounting change                  $  (188,632)     $   (31,220)    $    83,769
                                                              ===========      ===========     ===========

Basic per share of common stock:

Reported income (loss) before discontinued operations and
   cumulative effect of an accounting change                  $    (35.08)     $     (5.86)    $     15.27

Goodwill amortization                                                --               --              1.48
                                                              -----------      -----------     -----------

Adjusted income (loss) before discontinued operations and
   cumulative effect of an accounting change                  $    (35.08)     $     (5.86)    $     16.75
                                                              ===========      ===========     ===========

Diluted per share of common stock:

Reported income (loss) before discontinued operations and
   cumulative effect of an accounting change                  $    (35.08)     $     (5.86)    $      9.11

Goodwill amortization                                                --               --              0.70
                                                              -----------      -----------     -----------

Adjusted income (loss) before discontinued operations and
   cumulative effect of an accounting change                  $    (35.08)     $     (5.86)    $      9.81
                                                              ===========      ===========     ===========

The changes in the carrying  amount of goodwill for the year ended  December 31,
2003 were as follows:

(in thousands)
                                         Precious       Wire &         Engineered
                                          Metals        Tubing         Materials       Total
                                         ---------      ---------      ---------     ---------

Balance as of January 1, 2003            $ 106,971      $  60,464      $  47,150     $ 214,585

Impairment loss                            (50,500)       (38,500)          --         (89,000)

Pre acquisition foreign NOL utilized          --             (213)          --            (213)
                                         ---------      ---------      ---------     ---------
Balance at December 31, 2003             $  56,471      $  21,751      $  47,150     $ 125,372
                                         =========      =========      =========     =========

The changes in the carrying  amount of goodwill for the year ended  December 31,
2002 were as follows:

(in thousands)
                                         Precious       Wire &         Engineered
                                          Metals        Tubing         Materials       Total
                                         ---------      ---------      ---------     ---------

Balance as of January 1, 2002            $ 106,971     $ 104,918      $  43,977     $ 255,866

Impairment loss                               --         (44,000)          --         (44,000)

Pre acquisition foreign NOL utilized          --            (454)          --            (454)

Additions                                     --            --            3,173         3,173
                                         ---------     ---------      ---------     ---------

Balance at December 31, 2002             $ 106,971     $  60,464      $  47,150     $ 214,585
                                         =========     =========      =========     =========

     The $3.2  million  addition  in 2002 is related to the  acquisition  of two businesses  that added  complementary  product lines to the  Company's  existing
Engineered Materials  businesses.  As of December 31, 2003 and 2002, the Company had $0.8 million and $0.9 million,  respectively,  of other  intangible  assets, which will continue to be amortized  over their  remaining  useful lives ranging from 3 to 17 years.

NOTE 12 - LONG-TERM DEBT

                                                          YEAR ENDED DECEMBER 31
                                                         -----------------------
                                                           2003           2002
                                                         --------       --------
(IN THOUSANDS)

Senior Notes due 2005, 10 1/2%                           $ 92,820       $110,504
Handy & Harman Senior Secured Credit Facility             129,080        130,465
Other                                                       7,500          8,737
                                                         --------       --------
                                                          229,400        249,706
Less portion due within one year                           40,056           --
                                                         --------       --------
Total long-term debt                                     $189,344       $249,706
                                                         --------       --------

     The fair value of long-term debt at December 31, 2003 and 2002 was $205,092 and $219,321,  respectively.  Fair value of long-term debt is estimated based on trading  in the  public  market  and  current  market  rates  for  similar  debt instruments.

     Long-term  debt  maturing in each of the next five years  (adjusted for the
March 31, 2004  refinancing  of the H&H credit  facility)  is as follows:  2004,
$40,056;   2005,  $96,887;  2006,  $4,070;  2007,  $75,073;  2008,  $8,227;  and
thereafter  $5,087.  In 2002,  the Company had the ability,  under its revolving credit  facility  (see  discussion  below)  and the  intent  to  refinance  on a
long-term   basis  the  current   portion  of  its   outstanding   indebtedness.
Accordingly,  the  Company  reclassified  current  portions  of  long-term  debt amounting to $11.3 million as long-term debt as of December 31, 2002.

     A summary of the financial agreements at December 31, 2003 follows:

WHX CORPORATION 10 1/2% SENIOR NOTES DUE 2005:

     The WHX 10 1/2%  Senior  Notes in the  amount of $92.8  million  are due on
April 15, 2005. It is the Company's intention to refinance this obligation prior to  its  scheduled  maturity;  however  there  can  be no  assurance  that  such refinancing  will be obtained.  The Company's  access to capital  markets in the future to refinance such indebtedness may be limited. If the Company were unable to refinance  this  obligation,  it would have a material  adverse impact on the liquidity,  financial position and capital resources of WHX and would impact the
Company's  ability to continue as a going concern.  The financial  statements do not reflect any adjustments related to this matter.

     On April 7, 1998,  WHX issued $350.0  million  principal  amount of 10 1/2%
Senior  Notes  ("Notes"),  which  replaced  privately  placed  notes of the same amount.  Interest on the Notes is payable  semi-annually on April 15 and October
15 of each year,  commencing  October 15,  1998.  The Notes  mature on April 15,
2005.

     The Notes are  redeemable  at the option of WHX, in whole or in part, on or after April 15, 2002 at specified  prices,  plus accrued interest and liquidated damages, if any, thereon to the date of redemption.

     Upon the  occurrence  of a Change of Control (as  defined),  the Company is required to make an offer to repurchase  all or any part of each holder's  Notes at 101% of the principal  amount thereof,  plus accrued  interest and liquidated damages, if any, thereon to the date of repurchase.

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
The Supplemental  Indenture prohibited the payment of dividends on the Company's preferred  stock until October 1, 2002, at the earliest,  and thereafter only in the  event  that the  Company  satisfies  certain  conditions  set  forth in the
Indenture,  as amended by the Supplemental  Indenture.  Such conditions were not satisfied as of December 31, 2003. In connection with the  solicitation WHX made a payment equal to 2% of the principal amount of the Notes ($20 in cash for each
$1,000  principal  amount of Notes) to each  holder of Notes  whose  consent was received and accepted prior to the expiration  date.  Such payments  amounted to
$5.5 million and will be amortized to interest  expense over the remaining  term of the Notes

     During 2001,  the Company  purchased and retired  $36.4  million  aggregate principal  amount of the Notes in the open market  resulting  in a gain of $19.0 million.

     During 2002, the Company  purchased and retired  $134.6  million  aggregate principal  amount of the Notes in the open market  resulting  in a gain of $42.5 million.

     During 2003,  the Company  purchased and retired  $17.7  million  aggregate principal  amount of the Notes in the open  market  resulting  in a gain of $3.0 million.

HANDY & HARMAN SENIOR SECURED CREDIT FACILITY

     On July 30,  1998,  H&H entered into its prior  credit  facility,  a $300.0 million Senior Secured Credit facility  ("Facilities")  with Citibank,  N.A., as agent,  which was  refinanced on March 31, 2004. The Facilities are comprised of
(i) a $100.0  million 6-year  Revolving  Credit  Facility,  (ii) a $25.0 million
Delayed Draw Term Loan Facility (now expired)  (iii) a $50.0 million 6-year Term
Loan A Facility, and (iv) a $125.0 million 8-year Term Loan B Facility. Interest under the  Facilities is calculated  at a rate  determined  either using (i) the
Citibank  prime rate or (ii) LIBOR,  plus the  Applicable  Margin in effect from time to time.  Applicable  Margin  was a  percentage  per  annum  determined  by reference  to the total  leverage  ratio of H&H. The rates in effect at December
31, 2003 were (a) in the case of the Term A Facility  and the  Revolving  Credit
Facility,  calculated  at  LIBOR +  1.50%  and  (b) in the  case  of the  Term B facility,  calculated at LIBOR + 2.25%.  Borrowings  under the  Facilities  were collateralized  by the pledge of 100% of the capital  stock of all H&H's  active
U.S.  subsidiaries  and 65% of the  stock of  H&H's  non-U.S.  subsidiaries.  In addition,  H&H provided a perfected first priority lien on and security interest in substantially all the assets of H&H and its subsidiaries.  The Facilities had
certain   financial   covenants   restricting   indebtedness,   liens  and  cash
distributions  that can be made to WHX. Certain financial  covenants  associated with leverage,  fixed charge coverage,  capital  spending and interest  coverage must be maintained.  In 2003, 2002 and 2001, H&H received capital  contributions of $8.0 million, $5.0 million and $6.3 million, respectively,  from WHX in order to remain in compliance  with certain of these financial  covenants.  Such funds were  utilized to reduce H&H debt.  In April 2002,  H&H entered into an interest rate swap to convert  $100.0 million of its  variable-rate  debt to a fixed rate with Citibank, N.A. New York. The fixed rate is 4.79%, effective January 1, 2003 with a termination  date of July 1, 2004. At December 31, 2003,  the Company has recognized  a $0.6  million  unrealized  loss on this  interest  rate  swap.  In
September  2000,  H&H entered  into a cancelable  interest-rate  swap to convert
$125.0 million of its  variable-rate  debt to a fixed rate with Citibank,  N.A.,
New York. The fixed rate was 6.75% percent,  effective  October 1, 2000,  with a termination  date of  September  30,  2001.  Borrowings  outstanding  under  the
Facilities  at  December  31, 2003  totaled  $129.1  million.  Letters of credit outstanding under the facilities totaled $12.7 million at December 31, 2003.

     H&H's prior  revolving  credit facility was scheduled to mature on July 31,
2004. The amount  outstanding  under the revolver at December 31, 2003 was $28.4 million. On March 31, 2004, H&H obtained new financing agreements to replace its existing  Senior  Secured  Credit  Facilities,  including the  revolving  credit facility. The new financing agreements include a revolving credit facility and a
$22.2  million  Term A  Loan  with  Congress  Financial  Corporation  ("Congress
Facilities") and a $71.0 million Term B Loan with Ableco Finance LLP ("Ableco").
Concurrently with the new financing agreements,  WHX loaned $43.5 million to H&H to  repay,  in  part,  the  Senior  Secured  Credit  Facilities.  Such  loan  is subordinated to the loans from Congress and Ableco.  In addition,  WHX deposited
$5.0 million of cash with Ableco as collateral  security for the H&H obligation.
Portions of the cash  collateral may be returned to WHX prior to maturity of the
Term B Loan if H&H meets and maintains certain defined leverage ratios.

     The new  revolving  credit  facility  provides  for up to $70.0  million of borrowings  dependent on the levels of and  collateralized  by eligible accounts receivable  and  inventory.  The new  revolving  credit  facility  provides  for interest  at LIBOR plus 2.75% or the U.S.  Base rate plus  1.00%.  The  Congress
Facilities  mature on March 31,  2007.  On March 31, 2004 H&H had  approximately
$4.0 million of funds  available  under the new revolving  credit facility after deducting  $10.0 million excess  availability  required at closing ($5.0 million required thereafter).  The Term Loan A is secured by eligible equipment and real estate,  and provides  for  interest at LIBOR plus 3.25% or U.S.  Base rate plus
1.5%.  Borrowings  under the Congress  Facilities  are  collateralized  by first priority  security  interests in and liens upon all present and future stock and assets  of H&H and its  subsidiaries  including  all  contract  rights,  deposit accounts,  investment property,  inventory,  equipment,  real property,  and all products and proceeds  thereof.  The  principal of the Term Loan A is payable in monthly  installments of $299,000.  The Congress Facilities contain affirmative, negative,  and financial covenants (including minimum EBITDA,  maximum leverage, and fixed charge coverage,  and restrictions on cash  distributions  that can be made to WHX).

     The Ableco $71.0 million Term B Loan matures on March 31, 2007 and provides for  annual  payments  based  on 40% of  excess  cash  flow  as  defined  in the agreement.  Interest  is  payable  monthly at the Prime Rate plus 8%. At no time shall the Prime Rate of interest  be below 4%. The Term B Facility  has a second priority security interest in and lien on all assets of H&H, subject only to the prior lien of the Congress Facilities. The Term B facility contains affirmative, negative,  and financial covenants (including minimum EBITDA,  maximum leverage, and fixed charge coverage,  and restrictions on cash  distributions  that can be made to WHX).

     In March 2004, H&H's wholly owned Danish subsidiary  obtained new financing agreements  to replace and repay its existing debt which had been issued under a
multi-currency   facility   within  the  existing  H&H  Senior   Secured  Credit
Facilities.  The new  Danish  facilities  are with a Danish  Bank and  include a revolving  credit  facility  and  term  loans.  At  March  31,  2004  there  was approximately  $0.5 million  outstanding under the new revolving credit facility and $6.4 million outstanding under the term loans.

RESTRICTED NET ASSETS OF SUBSIDIARIES

     As  described  above  the prior  Handy & Harman  loan  agreement  contained provisions  restricting cash payments to WHX. The agreement  allowed the payment of management fees, income taxes pursuant to a tax sharing agreement and certain other expenses. In addition dividends could be paid under certain conditions. At
December 31,  2003,  the net assets of H&H  amounted to $111.1  million,  all of which was restricted as to the payment of dividends to WHX.

INTEREST COST

Aggregate interest costs on debt and amounts capitalized during the three years ended December 31 are as follows:

                                            2003           2002           2001
                                           -------        -------        -------
                                                      (IN THOUSANDS)

Aggregate interest expense                 $19,166        $27,257        $46,969
Less: Capitalized interest                    --             --             --
                                           -------        -------        -------
Interest expense                           $19,166        $27,257        $46,969
                                           =======        =======        =======
Interest Paid                              $17,192        $27,358        $45,555
                                           =======        =======        =======

NOTE 13 - STOCKHOLDERS' EQUITY

     The authorized capital stock of WHX consists of 60,000,000 shares of Common
Stock,  $.01 par value, of which 5,485,856 and 5,405,856 shares were outstanding as of  December  31,  2003 and  2002,  respectively,  and  10,000,000  shares of
Preferred  Stock,  $.10  par  value,  of  which  2,573,926  shares  of  Series A
Convertible  Preferred  Stock  and  2,949,000  shares  of  Series B  Convertible
Preferred Stock were outstanding as of December 31, 2003 and 2002.

SERIES A CONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED STOCK

     In July 1993, the Company issued  3,000,000  shares of Series A Convertible
Preferred Stock for net proceeds of $145.0 million. On October 4, 2000, pursuant to a solicitation of consents from holders of its 10 1/2% Senior Notes,  certain
covenants  and  other   provisions  of  the  indebtedness   were  amended.   The
Supplemental  Indenture  prohibited  the payment of dividends  on the  Company's preferred  stock until October 1, 2002, at the earliest,  and thereafter only in the  event  that the  Company  satisfied  certain  conditions  set  forth in the
Indenture,  as amended by the Supplemental  Indenture.  Such conditions were not satisfied  as of  December  31,  2003.  Dividends  on the shares of the Series A
Convertible  Preferred Stock are cumulative and are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year,  in an amount equal to
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
2003,  plus, in each case,  accrued and unpaid dividends to the redemption date.
The Series A Convertible  Preferred  Stock is not entitled to the benefit of any sinking fund. During 2002 and 2001, 40,300 and 293,599 shares  respectively were converted into Common Stock. There were no conversions in 2003.

     The Company issued 3,500,000 shares of Series B Convertible Preferred Stock in  September  1994 for net  proceeds  of $169.8  million.  On  October 4, 2000, pursuant to a solicitation of consents from holders of its 10 1/2% Senior Notes, certain  covenants and other  provisions of the indebtedness  were amended.  The
Supplemental  Indenture  prohibited  the payment of dividends  on the  Company's preferred  stock until October 1, 2002, at the earliest,  and thereafter only in the  event  that the  Company  satisfied  certain  conditions  set  forth in the
Indenture,  as amended by the Supplemental  Indenture.  Such conditions were not satisfied  as of  December  31,  2003.  Dividends  on the shares of the Series B
Convertible  Preferred Stock are cumulative and payable  quarterly in arrears on
January 1, April 1, July 1 and  October 1 of each  year,  in an amount  equal to
$3.75 per share per annum.

     Each share of the Series B Convertible  Preferred  Stock is  convertible at the option of the holder  thereof at any time into shares of Common Stock of the
Company,  par value  $.01 per share,  at a  conversion  rate of 0.8170  share of
Common Stock for each share of Series B Convertible  Preferred Stock, subject to adjustment under certain conditions.

     The Series B Convertible Preferred Stock is redeemable at the option of the
Company,  in whole or in part,  for cash,  initially  at  $52.625  per share and thereafter at prices declining  ratably to $50 per share on and after October 1,
2004,  plus, in each case,  accrued and unpaid dividends to the redemption date.
The Series B Convertible  Preferred  Stock is not entitled to the benefit of any sinking fund.  During 2002 and 2001, 7,700 and 18,400 shares,  respectively were converted into Common Stock. There were no conversions in 2003.

     At  December  31,  2003,  dividends  in  arrears  to Series A and  Series B
Convertible  Preferred  Shareholders  were  $27.2  million  and  $35.9  million, respectively.  Presently,  management  believes  that it is not likely  that the
Company will be able to pay these dividends in the foreseeable future.

2003 INCENTIVE STOCK PLAN

     The WHX Corporation 2003 Incentive Stock Plan ("2003 Plan"), is intended to assist the Company in securing  and  retaining in the employ of the Company (and any subsidiary to the Company) directors,  officers,  consultants,  advisors and employees by allowing them to participate  in the ownership and the  development and  financial  success  of the  Company  through  the  grant of  incentive  and non-qualified options (collectively,  the "Options"), stock appreciation rights, restricted  stock,  and other equity  incentives  or stock or stock based awards
("Equity Incentives"). Incentive stock options granted under the Option Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the United
States Internal Revenue Code of 1986, as amended (the "Code").

     An aggregate of 250,000 shares of Common Stock shall be subject to the 2003
Plan. The 2003 Plan is administered by a committee  ("Committee")  consisting of two or more non-employee members of the Board of Directors.  The term of Options granted  under the 2003 Plan may not exceed 10 years  (five years in the case of an incentive  Option  granted to an optionee  owning more than 10% of the voting stock of the Company (a "10%  Holder")).  The Option price for Options shall not be less than 100% of the fair market  value of the shares of Common Stock at the time the Option is granted; provided, however, that with respect to an incentive option,  in the case of a 10% Holder,  the purchase  price per share shall be at least 110% of such fair market  value.  The  aggregate  fair market value of the shares of Common  Stock as to which an  optionee  may first  exercise  incentive stock options in any calendar year may not exceed  $100,000.  Payment for shares purchased upon exercise of Options is to be made in cash, but, at the discretion of the  Committee,  may be made by delivery of other  shares of Common  Stock of comparable value.

     In 2003 the Company  awarded  80,000 shares of  restricted  common stock to members of the Board of  Directors  at a fair  market  value of $2.48 per share.
These shares vested 1/3 immediately and 1/3 each year thereafter over a two-year period  and  are  recorded  as a  separate  component  of  Stockholders  Equity.
Compensation  expense related to restricted  stock awards is recognized over the vesting period.

2001 STOCK OPTION PLAN

     The WHX  Corporation  2001 Stock Option Plan ("2001 Plan"),  is intended to assist the Company in securing  and  retaining in the employ of the Company (and any subsidiary to the Company) directors,  officers,  consultants,  advisors and employees by allowing them to participate  in the ownership and the  development and  financial  success  of the  Company  through  the  grant of  incentive  and non-qualified  options  (collectively,  the  "2001  Options").  Incentive  stock options  granted  under the Option  Plan are  intended  to be  "Incentive  Stock
Options" as defined by Section 422 of the Code.

     An  aggregate  of 500,000  shares of Common  Stock have been  reserved  for issuance  upon  exercise  of  Options  under  the 2001  Plan.  The 2001  Plan is administered  by a  committee  ("2001  Committee")  consisting  of two  or  more non-employee  members of the Board of  Directors.  The term of  Options  granted under  the 2001  Plan may not  exceed  10  years  (five  years in the case of an incentive 2001 Option granted to an optionee  owning more than 10% of the voting stock of the Company (a "10% Holder")).  The Option price for 2001 Options shall not be less than 100% of the fair market  value of the shares of Common Stock at the time the  Option is  granted;  provided,  however,  that with  respect to an incentive  option,  in the case of a 10% Holder,  the  purchase  price per share shall be at least 110% of such fair  market  value.  The  aggregate  fair market value of the shares of Common Stock as to which an optionee  may first  exercise incentive  stock options in any calendar year may not exceed  $100,000.  Payment for shares purchased upon exercise of 2001 Options is to be made in cash, but at the discretion of the 2001 Committee, may be made by delivery of other shares of
Common Stock of comparable value.

1991 STOCK OPTION PLAN

     The WHX  Corporation  Stock  Option Plan  ("1991  Plan"),  as  amended,  is intended  to assist the Company in  securing  and  retaining  key  employees  by allowing them to participate in the ownership and growth of the Company  through the  grant of  incentive  and  non-qualified  options  (collectively,  the "1991
Options") to full-time  employees of the Company and its subsidiaries.  In 2001, the 1991 Plan was amended.  This  amendment  expanded the  definition of persons eligible  to  receive  grants  of  options  under  the 1991  Plan to  directors, officers,  consultants,  advisors  and  employees  of WHX and its  subsidiaries.
Incentive  stock  options  granted  under the  Option  Plan are  intended  to be
"Incentive Stock Options" as defined by Section 422 of the Code.

     An  aggregate of  1,250,000  shares of Common Stock have been  reserved for issuance upon exercise of 1991 Options under the 1991 Plan, as amended. The 1991
Plan is  administered  by a committee (the "1991  Committee")  consisting of not less than two non-employee  members of the Board of Directors.  The term of 1991
Options  granted  under the 1991 Plan may not exceed 15 years (five years in the case of an incentive 1991 Option granted to an optionee  owning more than 10% of the voting stock of the Company.  The Option price for 1991 Options shall not be less than 100% of the fair  market  value of the  shares of Common  Stock at the time the 1991  Option is granted;  provided,  however,  that with  respect to an incentive  option,  in the case of a 10% Holder,  the  purchase  price per share shall be at least 110% of such fair  market  value.  The  aggregate  fair market value of the shares of Common Stock as to which an optionee  may first  exercise incentive  stock options in any calendar year may not exceed  $100,000.  Payment for shares  purchased upon exercise of Options is to be made in cash, but at the discretion  of the 1991  Committee,  may be made by delivery of other  shares of
Common Stock of comparable value.

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

OPTION GRANTS TO WPN CORPORATION

     On July 29, 1993  ("Approval  Date"),  the Board of Directors  approved the grant  of  options  to WPN  Corp.  (See  Note  15to the  Consolidated  Financial
Statements) to purchase  333,333 shares of Common Stock ("Option  Grants").  The
Option Grants were approved by the stockholders on March 31, 1994. These options expired unexercised on April 29, 2003.

     On August  4, 1997 the  compensation  committee  of the Board of  Directors granted an option to purchase 333,333 shares of Common Stock to WPN Corp, at the then  market  price per share,  subject to  stockholder  approval.  The Board of
Directors  approved  such grant on  September  25,  1997,  and the  stockholders approved it on December 1, 1997  (measurement  date).  In January 2004 WPN Corp.
elected to cancel the options to purchase 333,333 shares of common stock.

A SUMMARY OF THE OPTION PLANS:

                                 NUMBER OF OPTIONS                                                                     WEIGHTED
                           1991          D&O           WPN          2001          2003              PRICES             AVERAGE
                           PLAN         PLAN          GRANT         PLAN          PLAN         LOW         HIGH      OPTION PRICE
                        ---------------------------------------------------------------------------------------------------------

Balance 01/01/01         949,278       187,222       666,667          --            --       $ 18.375    $ 49.875       35.730
   Granted                95,000          --            --         366,667          --          4.890       4.890        4.890
   Cancelled            (104,393)         --            --         (10,000)         --          4.890      49.875       39.627
                        --------       -------       -------       -------       -------

Balance 12/31/01         939,885       187,222       666,667       356,667          --          4.890      49.875       28.602
   Granted                  --            --            --          86,000          --          2.300       2.300        2.300
   Cancelled            (132,254)      (25,222)         --         (65,667)         --          4.890      49.875       25.459
                        --------       -------       -------       -------       -------
Balance 12/31/02         807,631       162,000       666,667       377,000          --          2.300      49.875       27.805
   Granted               193,255          --            --         198,167       160,078        2.410      3.1500        2.624
   Cancelled            (524,797)      (52,000)     (333,334)      (93,667)         --          2.300      49.875       34.500
                        --------       -------       -------       -------       -------
Balance 12/31/03         476,089       110,000       333,333       481,500       160,078        2.300      49.875       14.603
                        ========       =======       =======       =======       =======

Options exercisable      231,528       110,000       333,333       329,722        53,359        2.300      49.875       19.910
                        ========       =======       =======       =======       =======

     Options  outstanding at December 31, 2003, which are  exercisable,  totaled
1,057,943  and  have  a  weighted  average  option  price  of  $19.91.   Options
outstanding  at December 31, 2003 had a  weighted-average  remaining life of 6.1 years.

EARNINGS PER SHARE

     The  computation  of dilutive  earnings  per common  share in 2001  assumes conversion of preferred  stock and redeemable  common stock.  The computation of basic  earnings per common share is based upon the  weighted  average  number of shares of Common Stock outstanding.  In 2003, the conversion of preferred stock, the exercise of options, and the inclusion of non-vested restricted stock awards would  have had an  anti-dilutive  effect.  At  December  31,  2003 and 2002 the assumed  conversion  of preferred  stock would  increase  outstanding  shares of common  stock by  5,127,914  shares.  At December 31, 2003 the exercise of stock options would increase  outstanding  shares of common stock by 31,073 shares. At
December 31, 2003 there were 60,000 shares of non-vested common stock associated with  restricted  stock  awards.  At December 31, 2001  conversion  of preferred
shares  would  have  increase   outstanding   common  shares  by  5,176,769.   A
reconciliation of the income and shares used in the computation follows:

                                                                     YEAR ENDED DECEMBER 31, 2003

                                                    INCOME (LOSS)                SHARES                 PER-SHARE
                                                     (NUMERATOR)              (DENOMINATOR)               AMOUNT
                                                ----------------------  -----------------------  -----------------------
                                                        (DOLLARS AND SHARES IN THOUSANDS)

Loss  from continuing operations                           $ (169,208)
Less: Preferred stock dividends                                19,424
                                                ----------------------
Basic EPS and Diluted EPS
     Loss available to common stockholders                 $ (188,632)                   5,377                 $ (35.08)
                                                ======================  =======================  =======================

     The assumed  conversion of preferred  stock,  the exercise of stock options and the effect of non-vested restricted stock awards had an anti-dilutive effect on earnings per-share in 2003.

                                                                        YEAR ENDED DECEMBER 31, 2002

                                                     INCOME (LOSS)               SHARES                 PER-SHARE
                                                      (NUMERATOR)            (DENOMINATOR)                AMOUNT
                                                 ----------------------  -----------------------  -----------------------
                                                         (DOLLARS AND SHARES IN THOUSANDS)

Loss  from continuing operations                             $ (11,996)
Less: Preferred stock dividends                                 19,224
                                                 ----------------------
Basic EPS and Diluted EPS
     Loss available to common stockholders                   $ (31,220)                   5,325                  $ (5.86)
                                                 ======================  =======================  =======================

     The assumed conversion of preferred stock and the exercise of stock options would have had an anti-dilutive effect on earnings per-share in 2002.

                                                                   YEAR ENDED DECEMBER 31, 2001
                                                               INCOME         SHARES        PER-SHARE
                                                             (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                                                -------        -------        ------
                                                                 (DOLLARS AND SHARES IN THOUSANDS)

Income from continuing operations                               $95,705
Less: Preferred stock dividends                                  19,329
                                                                -------
Basic EPS
     Income available to common stockholders                     76,376          5,004        $15.27
                                                                -------        -------        ------
Effect of Dilutive Securities
     Convertible preferred stock                                 19,329          5,432
     Redeemable common stock                                       --               72
                                                                -------        -------
Diluted EPS
     Income available to common stockholders
                                plus assumed conversions        $95,705         10,508        $ 9.11
                                                                =======        =======        ======

     Accumulated other  comprehensive  income (loss) balances as of December 31,
2003 and December 31, 2002 were comprised as follows:

(in thousands)
                                                   December 31,     December 31,
                                                      2003             2002

Minimum pension liability adjustment                $(23,996)        $(53,458)
Deferred taxes - minimum liablity adjustment        $   --           $ 18,710
Foreign currency translation adjustment                2,354           (1,027)
                                                    --------         --------

                                                    $(21,642)        $(35,775)
                                                    ========         ========

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

     Rent expense for continuing  operations for the WHX Group in 2003, 2002 and
2001 was $2.2  million,  $3.0 million and $3.1 million  respectively.  Operating lease and rental commitments for future years are as follows (in thousands):

                               2004        $1,683
                               2005         1,660
                               2006         1,326
                               2007           913
                               2008             7
                                           ------
                                           $5,589
                                           ======

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

     The  Division  of  Enforcement  filed a  petition  and brief for the SEC to review the decision, but only as to the All Holders Rule Claim. On June 4, 2003, the SEC issued an  Opinion of the  Commission  that found that the  Company  had violated  the "All Holders  Rule" and ordered that the Company  cease and desist from  further  violations  of Section  14(d)(4) of the  Exchange Act or the "All
Holders  Rule." The Company  filed a petition  for review of the SEC's  decision with the United  States Court of Appeals for the District of Columbia.  On April
9, 2004, the Court of Appeals vacated the SEC's cease and desist order,  and the portion of the SEC's  Opinion that found the order  justified, because both were arbitrary and capricious.  The Court's Opinion also expressly explained that the
Court did not need to reach  (and did not  reach) the  Company's  other  claims, which,  among other things,  challenged the merits of the SEC's finding that the
Company  violated the "All Holders Rule." The Company does not know at this time whether the SEC will seek further appellate review of the Court's Opinion.

PBGC ACTION

     On March  6,  2003,  the  Pension  Benefit  Guaranty  Corporation  ("PBGC")
published its Notice of  Determination  ("Notice")  and on March 7, 2003 filed a
Summons and  Complaint  ("Complaint")  in United States  District  Court for the
Southern  District of New York seeking the  involuntary  termination  of the WHX
Plan.  WHX filed an answer to this  complaint on March 27, 2003,  contesting the
PBGC's action. On July 24, 2003, the Company entered into an agreement among the
PBGC,   Wheeling-Pittsburgh   Corporation  ("WPC"),   Wheeling-Pittsburgh  Steel
Corporation  ("WPSC"),  and the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA") in settlement of matters relating to the PBGC v. WHX CORPORATION, Civil
Action No.  03-CV-1553,  in the United  States  District  Court for the Southern
District of New York ("Termination  Litigation"),  in which the PBGC was seeking to terminate the WHX Plan. Under the settlement,  among other things, WHX agreed
(a) that the WHX Plan,  as it is  currently  constituted,  is a single  employer pension plan, (b) to contribute  funds to the WHX Plan equal to moneys spent (if any) by WHX or its  affiliates  to  purchase  WHX 10.5%  Senior  Notes  ("Senior
Notes") in future open market transactions,  and (c) to grant to the PBGC a pari passu  security  interest  of up to $50.0  million in the event WHX  obtains any future  financing on a secured basis or provides any security or collateral  for the Senior Notes.  Also,  under the settlement,  the PBGC agreed (a) that, after the effective  date of the POR, if it  terminates  the WHX Plan at least one day prior to a Steel  facility  shutdown,  WHX shall be released from any additional liability to PBGC resulting from the shutdown, (b) to withdraw its claims in the
WPC Bankruptcy Proceedings; and (c) to dismiss the Termination Litigation.

     For additional information  concerning these developments,  see Notes 3 and
14 to the Consolidated Financial Statements.

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

NOTE 15 - RELATED PARTY TRANSACTIONS

     The former  Chairman of the Board of the Company is the  president and sole shareholder of WPN Corp. ("WPN"). Pursuant to a management agreement as amended, and approved by a majority of the non-management  directors of the Company,  WPN provided certain financial,  management  advisory and consulting services to the
Company. Such services included,  among others,  identification,  evaluation and negotiation  of  acquisitions,  responsibility  for  financing  matters  for the
Company  and  its  subsidiaries,   review  of  annual  and  quarterly   budgets,
supervision and administration,  as appropriate, of all the Company's accounting and financial  functions  and review and  supervision  of reporting  obligations under  Federal and state  securities  laws. In exchange for such  services,  WPN received a monthly  fee of  $520,833  in 2002 and 2001.  In 2003 WPN  received a monthly fee of $520,833  through October and $400,000 per month  thereafter.  In
January 2004 the Company  announced,  among other things,  the retirement of the
Chairman of the Board. In connection with this announcement,  effective February
1, 2004, the management agreement between WHX and WPN was terminated.

     On August  4, 1997 the  compensation  committee  of the Board of  Directors granted an option to purchase 333,333 shares of Common Stock to WPN Corp, at the then  market  price per share,  subject to  stockholder  approval.  The Board of
Directors  approved  such grant on  September  25,  1997,  and the  stockholders approved it on December 1, 1997  (measurement  date).  In January 2004 WPN Corp.
elected to cancel the options to purchase 333,333 shares of common stock.

     The WPC Group was included in the Company's consolidated federal income tax return.  WHX and the WPC Group had entered into a tax sharing  agreement,  dated
July 26, 1994, which provided that the WPC Group would be paid for any reduction in the combined  consolidated  federal  income tax liability  resulting from the utilization or deemed  utilization of  deductions,  losses and credits,  whether from  current or prior  years,  which are  attributable  to WPC. The Tax Sharing
Agreement  was  terminated  in 2001 as part of the  Settlement  Agreement.  As a result,  WHX was able to recognize benefits from WPC's net operating losses (See
Note 7 to the Consolidated Financial Statements). The WPC Group's tax attributes were  available to the WHX Group  through  December 31, 2003,  and are no longer available.

     As part of the  Settlement  Agreement,  WHX paid  $32.0  million to the WPC
Group in 2001. As a result of the Settlement Agreement,  among other things, all intercompany  receivables and liabilities were settled. In addition WHX acquired the net assets of CMCC from the WPC Group.

     The WPC Group  participates  in the WHX defined  benefit pension plan. As a result of the Settlement  Agreement,  WHX may not charge any pension  expense to the WPC Group with respect to the WHX Pension Plan through December 31, 2002. As a result,  WHX incurred non-cash pension expense of approximately  $52.9 million
(including  curtailment  and special  termination  benefits),  $14.0 million and
$15.0  million  for the WPC  Group in 2003,  2002 and  2001,  respectively.  The non-cash pension expense for 2003 includes $48.1 million pension curtailment and termination benefit charges related to the consummation of the WPC Group Plan of
Reorganization. (See Note 6 to the Consolidated Financial Statements).

     On June 1, 2001, WHX purchased from Citibank a $30.5 million  participation in the DIP Credit Agreement for the WPC Group for which WHX received interest at a rate of 13% per annum,  paid monthly and an additional  3.0% per annum payment in-kind.

     As a result of the  October  Order,  WHX  provided  the WPC Group with $5.0 million in  financing in 2001.  In addition,  WHX provided up to $5.0 million in liquidity support to the WPC Group. At July 31, 2003, the outstanding balance of these  advances  was  $7.1  million.  As  part  of  the  POR,  the  Company  had conditionally agreed to make certain  contributions (the "WHX Contributions") to the reorganized  company.  Under the WHX Contributions,  the Company forgave the repayment of its claims  against the WPC Group of  approximately  $39.0  million and, additionally, contributed to the reorganized company $20.0 million of cash, for which the Company  received a note in the amount of $10.0  million (the note has been  fully  reserved  by WHX).  See  Note 3 to the  Consolidated  Financial
Statements for further details regarding the settlement of the WPC bankruptcy.

NOTE 16 -  OTHER INCOME AND (EXPENSE)

                                                        YEAR ENDED DECEMBER 31,
                                                 2003             2002             2001
                                               --------         --------         --------
                                                              (IN THOUSANDS)

Interest and investment income/(loss)          $  6,465         $  5,115         $ (4,411)
Interest rate swap                                 (625)          (4,781)            --
Foreign currency transaction loss                (2,255)            --               --
Wheeling-Downs Racing Association, Inc.            --               --             14,957
Other, net                                       (3,807)          (3,746)             584
                                               --------         --------         --------
                                               $   (222)        $ (3,412)        $ 11,130
                                               ========         ========         ========

     The  WHX  Group  received  management  fees  from   Wheeling-Downs   Racing
Association,  Inc. of $12.9 million in the year ended  December 31, 2001.  These fees  are  included  in the  above  table as part of the  Wheeling-Downs  Racing
Association, Inc. other income.

NOTE 17 - GAIN ON SALE OF INTEREST IN WHEELING-DOWNS RACING ASSOCIATION, INC.

     In December  2001,  the WHX Group sold its 50%  interest in  Wheeling-Downs
Racing  Association,  Inc. for $105.0  million,  resulting  in an $88.5  million pre-tax gain.

NOTE 18 - GAIN ON EARLY RETIREMENT OF DEBT

                                                   YEAR ENDED DECEMBER 31,
                                           2003             2002             2001
                                         --------         --------         --------
                                                      (IN THOUSANDS)

Discount on early debt retirement        $  3,382         $ 46,943         $ 20,525
Unamortized debt issuance cost               (153)          (1,729)            (592)
Unamortized consent fee                      (230)          (2,723)            (922)
                                         --------         --------         --------
                                         $  2,999         $ 42,491         $ 19,011
                                         ========         ========         ========

     In  2003,  the  Company  purchased  and  retired  $17.7  million  aggregate principal  amount of 10 1/2% Senior Notes in the open market resulting in a $3.0 million  gain.  In 2002,  the  Company  purchased  and  retired  $134.6  million aggregate  principal amount of 10 1/2% Senior Notes in the open market resulting in a $42.5  million  gain.  In 2001,  the Company  purchased  and retired  $36.4 million  aggregate  principal  amount of 10 1/2% Senior Notes in the open market resulting in a $19.0 million gain.

NOTE 19 - REPORTED SEGMENTS

     The Company has three reportable segments: (1) Precious Metal. This segment manufactures  and sells  precious  metal  products and  electroplated  material, containing  silver,  gold, and palladium in combination with base metals for use in a wide variety of industrial  applications;  (2) Wire & Tubing.  This segment manufactures  and sells metal wire,  cable and tubing products and  fabrications primarily from stainless steel,  carbon steel and specialty alloys, for use in a wide variety of industrial applications;  (3) Engineered Materials. This segment manufactures  specialty  roofing and construction  fasteners,  products for gas, electricity and water distribution using steel and plastic which are sold to the
construction   and  natural   gas  and  water   distribution   industries,   and
electrogalvinized products used in the construction and appliance industries.

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

(in thousands)
                                                                       2003              2002             2001
                                                                    ---------         ---------         ---------
Revenue

   Precious Metal                                                   $  84,572         $ 142,260         $ 168,308
   Wire & Tubing                                                      121,939           132,194           133,621
   Engineered Materials                                               119,785           111,939            86,210
                                                                    ---------         ---------         ---------

           Consolidated revenue                                     $ 326,296         $ 386,393         $ 388,139
                                                                    =========         =========         =========

Segment operating income (loss)
   Precious Metal                                                   $ (47,581)        $  (3,536)        $   7,982
   Wire & Tubing                                                      (42,566)          (14,071)            3,407
   Engineered Materials                                                 8,755             9,624             7,901
                                                                    ---------         ---------         ---------
           Subtotal                                                   (81,392)           (7,983)           19,290

Unallocated corporate expenses                                         16,376            17,374            16,732
Pension - curtailment & special termination benefits                   48,102              --                --
Loss on disposal of assets (a)                                          6,286             2,576                18
Goodwill amortization                                                    --                --               7,393
                                                                    ---------         ---------         ---------

    Operating income (loss)                                          (152,156)          (27,933)           (4,853)

Interest expense                                                       19,166            27,257            46,969
Equity in loss of WPC                                                    --              20,000              --
Gain on disposition of WPC                                                534              --                --
Gain on early retirement of debt                                        2,999            42,491            19,011
Gain on sale of Wheeling-Downs                                           --              88,517
Other income (expense)                                                   (222)           (3,412)           11,130
                                                                    ---------         ---------         ---------

         Income (loss) before taxes, discontinued operations
           and cumulative effect of an accounting change             (168,011)          (36,111)           66,836

Income tax expense (benefit)                                            1,197           (24,115)          (28,869)
Income from discontinued operations - net of tax                         --              10,601             5,416
Gain on sale of Unimast - net of tax of $6,886                           --              11,861              --
                                                                    ---------         ---------         ---------

          Income (loss) before cumulative effect of an
            accounting change                                        (169,208)           10,466           101,121

Cumulative effect of an accounting change - net of tax                   --             (44,000)             --
                                                                    ---------         ---------         ---------

          Net income (loss)                                         $(169,208)        $ (33,534)        $ 101,121
                                                                    =========         =========         =========

(a) Loss (gain) on disposal of assets includes the following  amounts by segment for 2003 and 2002, respectively: Precious Metal - $4,557 and ($749); Wire & Tube
- $1,485 and $2,044; Engineered Materials - $0 and $764

     The following table presents  revenue and long-lived  asset  information by geographic  area as of and for the years ended  December 31.  Long-lived  assets consist of property, plant and equipment and the Company's 50% investment in H&H
Manufacturing (Singapore).

GEOGRAPHIC INFORMATION
                                      REVENUE                                   LONG-LIVED ASSETS
(IN THOUSANDS)          2003           2002            2001            2003            2002             2001
                     --------        --------        --------        --------        --------        --------

United States        $306,824        $361,679        $364,268        $ 95,671        $ 97,191        $125,232
Foreign                20,102          24,714          23,871          12,441          14,186          13,770
                     --------        --------        --------        --------        --------        --------

                     $326,926        $386,393        $388,139        $108,112        $111,377        $139,002
                     ========        ========        ========        ========        ========        ========

     Foreign  revenue is based on the country in which the legal  subsidiary  is
domiciled.   Revenue  from  no  single  foreign  country  was  material  to  the consolidated revenues of the Company.

NOTE 20 - QUARTERLY INFORMATION (UNAUDITED)

Financial  results by quarter for the two fiscal  years ended  December 31, 2003 and 2002 are as follows:

                                                                                 BASIC
                                                                               EARNINGS      BASIC         DILUTED
                                                                                (LOSS)      EARNINGS      EARNINGS
                                                                               PER SHARE     (LOSS)        (LOSS)
                                 OPERATING      DISCONTINUED       NET          FROM       PER SHARE      PER SHARE
                      NET         INCOME         OPERATIONS       INCOME      CONTINUING     ON NET         ON NET
                     SALES        (LOSS)        (NET OF TAX)      (LOSS)      OPERATIONS     INCOME        INCOME
                     -----        ------        ------------      ------      ----------     ------        ------
                                                         (IN THOUSANDS - EXCEPT PER SHARE)
2003:
  1st Quarter     $  81,000     $  (7,935)        $    --       $  (8,848)        $(2.57)     $(2.57)     $(2.57)
  2nd Quarter        83,519        (4,383)             --          (4,058)         (1.67)      (1.67)      (1.67)
  3rd Quarter        83,269      (132,693)(f)          --        (142,565)        (27.38)     (27.38)     (27.38)
  4th Quarter        78,508        (7,144)             --         (13,737)         (3.43)      (3.43)      (3.43)
2002:
  1st Quarter     $  92,823     $     616         $   1,851     $ (19,298)(a)     $(4.90)     $(4.55)     $(1.83)
  2nd Quarter       109,159        (4,952)            6,492         7,786(b)       (0.66)       0.57        0.57
  3rd Quarter       105,153       (12,394)           14,005(c)     (1,364)(d)      (3.79)      (1.17)       1.17
  4th Quarter        79,258       (11,203)              114       (20,658)(e)      (4.81)      (4.79)      (4.79)

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
(f)  Includes $89,000 goodwill impairment charge and $48,102 pension curtailment and special termination benefit charge.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURES

         NOT APPLICABLE.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO")
have evaluated WHX Corporation's disclosure controls and procedures,  as defined in the rules of the SEC,  within 90 days of the filing  date of this  report and have  determined  that such controls and  procedures  were effective in ensuring that  material  information  relating to WHX  Corporation  and its  consolidated subsidiaries was made known to them during the period covered by this report.

Internal Controls

         Our CEO  and CFO are  primarily  responsible  for the  accuracy  of the
financial   information  that  is  presented  in  this  report.  To  meet  their responsibility for financial reporting,  they have established internal controls and procedures,  which they believe are adequate to provide reasonable assurance that WHX  Corporation's  assets are protected from loss. These internal controls are  reviewed  by WHX  Corporation's  internal  auditors  in  order  to  monitor compliance  and by our  independent  auditors to support  their  audit work.  In addition,  our Board's Audit  Committee,  which is composed  entirely of outside
directors,   meets  regularly  with  management,   internal   auditors  and  the
independent  accountants to review  accounting,  auditing and financial matters.
This committee and the independent  accountants  have free access to each other, with or without management being present.

         There  were  no  significant  changes  in  WHX  Corporation's  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of the CEO's and CFO's most recent evaluation.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The  information  required under this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

         The  information  required under this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The  information  required under this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The  information  required under this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Incorporated  herein by reference  is the  material  under the headings
"Audit Fees and Non-Audit Fees" and "Policy on Audit  Committee  Pre-Approval of
Audit and Permissible Non-Audit Services of the Independent Auditor" in the 2004
Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) 3.   EXHIBITS

          2.1   Third    Amended    Joint    Plan    of     Reorganization    of
                Wheeling-Pittsburgh   Steel  Corporation,   dated  May  19,2003.
                Incorporated   herein   by   reference   to   Exhibit   2.1   to
                Wheeling-Pittsburgh Corporation's Registration Statement on Form
                10(File No. 0-50300) ("Form 10").

          3.1   Certificate  of  Incorporation  of the  Company --  Incorporated
                herein by  reference  to Exhibit 3.2 to the  Company's  Form S-4
                Registration Statement (No. 33-53591).

          3.2   Certificate of Designations filed with the Delaware Secretary of
                State on September 22, 1994 -  Incorporated  herein by reference to Exhibit 4.3 to the Company's Form S-3 Registration  Statement
                (No. 33-54831).

          3.3   Certificate of Amendment to Certificate of  Incorporation  filed with the  Delaware  Secretary  of State on  January  23,  1997 -
                Incorporated herein by reference to Exhibit 3.3 to the Form 10-K filed March 29, 2000.

          3.4   Certificate of Amendment to Certificate of  Incorporation  filed with the  Delaware  Secretary  of State on  November  10, 1999 -
                Incorporated herein by reference to Exhibit 99.2 to the Form 8-K filed November 11, 1999.

         *3.5   Certificate of Amendment to Certificate of  Incorporation  filed with the Delaware Secretary of State on August 22, 2002.

          3.6   Amended  and  Restated  By-Laws  of the  Company -  Incorporated
                herein  by  reference  to  Exhibit  99.2 to the Form  8-K  filed
                November 11, 1999.

          4.1   Credit Agreement dated as of July 30, 1998 among Handy & Harman,
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

         *4.2   Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Congress Financial Corporation dated March
                31, 2004.

         *4.3   Three Loan and  Security  Agreement by and among Handy & Harman,
                Certain of Its Affiliates and Ableco Finance LLC dated March 31,
                2004.

          10.1  Management  Agreement  dated as of January 3, 1991  between  the
                Company and WPN Corp.  -  Incorporated  herein by  reference  to
                Exhibit 10.11 to the 1990 10-K.

          10.2  Amendment No. 1 to Management  Agreement  dated as of January 1,
                1993 between the Company and WPN Corp. -- Incorporated herein by reference to Exhibit 10.8 to the Company's Form S-2 Registration
                Statement  filed  February 23, 1993 (the  "February  Form S-2").

          10.3  Amendment No. 2 to Management  Agreement  dated as of April
                11, 1994 between the Company and WPN Corp.-- Incorporated herein by reference to Exhibit 10.9 to the 1994 Form 10-K.

          10.4  Amendment  No. 3 to  Management  Agreement  dated as of April 1,
                1996  between  the Company  and WPN  Corporation--  Incorporated herein by reference to Exhibit 10.9 to the 1996 Form 10-K.

          10.5  Amendment  No. 4 to Management  Agreement  dated as of April 13,
                1998  between  the Company  and WPN  Corporation--  Incorporated herein by reference to Exhibit 10.9 to the 1998 Form 10-K.

          10.6  Amended and  Restated  1991  Incentive  and  Nonqualified  Stock
                Option Plan - Incorporated herein by reference to Exhibit 4.1 to
                WHX's Form S-8 filed July 9, 2001.

          10.7  1997  Directors  Stock  Option  Plan--  Incorporated  herein  by reference to Exhibit 10.11 to the 1997 Form 10-K.

          10.8  2001 Stock  Option Plan -  Incorporated  herein by  reference to
                Exhibit 4.2 to WHX's Form S-8 filed July 9, 2001.

          10.9  2003 Incentive Stock Plan - Incorporated  herein by reference to
                Exhibit 4.1 to the Company's Form S-8 Registration Statement.

          10.10 Settlement and Release  Agreement,  dated as of May 25, 2001, by
                and   among   Wheeling-   Pittsburgh   Steel   Corporation   and
                Wheeling-Pittsburgh  Corporation,  WHX  Corporation  and certain affiliates  of WPSC,  WPC and WHX as specified on the  signature pages thereto - Incorporated herein by reference to Exhibit 99.1 to the Form 8-K filed May 30, 2001.

          10.11 Stock Redemption  Agreement dated as of November 16, 2001 by and among WHX  Entertainment  Corp.,  Sportsystems  Corporation  and
                Wheeling-Downs Racing Association, Inc.

          10.12 Stock  Purchase  Agreement  dated  as of  June  24,  2002 by and between Worthington Industries, Inc. and WHX Corporation.

          10.13 Agreement  dated as of July 1, 2001 by and  between  the Company and Robert K. Hynes. Incorporated herein by reference to Exhibit
                10.1 to the March 31, 2002 Form 10-Q.

          10.14 Agreement  dated  as of  February  1,  2004 by and  between  the
                Company and Neil D. Arnold, filed herewith.

          10.15 Agreement  dated  as of  February  1,  2004 by and  between  the
                Company and Stewart E. Tabin, filed herewith.

          10.16 Agreement  dated  as of  February  1,  2004 by and  between  the
                Company and Neale X. Trangucci, filed herewith.

         *14.1  Code of Ethics and Conduct of WHX Corporation.

         *21.1  Subsidiaries of Registrant.

         *23.1  Consent of PricewaterhouseCoopers LLP.

          *23.2   Consent of PricewaterhouseCoopers LLP.

          *31.1   Certification by Principal  Executive Officer pursuant to Rule
                  13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934,
                  as  amended,  as  adopted  pursuant  to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

          *31.2   Certification by Principal  Financial Officer pursuant to Rule
                  13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934,
                  as  amended,  as  adopted  pursuant  to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

          *32.1   Certification  by Principal  Executive  Officer and  Principal
                  Financial  Officer  pursuant to Rule 13a-14(b) or 15d-14(b) of the  Securities  Exchange Act of 1934, as amended,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          *99.3   Financial  Statements of  Wheeling-Pittsburgh  Corporation and
                  Subsidiaries - Incorporated by Reference Hereto.

(b) Financial Statements and Schedules:

     1. Audited Financial Statements of WHX Corporation (Parent Only).

     2. Audited  Financial  Statements of  Wheeling-Pittsburgh  Corporation  and
        Subsidiaries - Incorporated by reference to the  Consolidated  Financial
        Statements of Wheeling-Pittsburgh  Corporation  included as part of its
        Annual Report on Form 10-K for the year ended  December 31, 2003, and as attached hereto as Exhibit 99.3.

     3. Schedule II - Valuation and Qualifying Accounts and Reserves

(c) Reports on Form 8-K Filed:

    November 12, 2003

* - filed herewith.

                                   SIGNATURES
                                   ----------

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2004.

                                            WHX CORPORATION

                                            By: /s/ Neale X. Trangucci
                                               ---------------------------------
                                            Name:    Neale X. Trangucci
                                            Title:   Chief Executive Officer

                                POWER OF ATTORNEY

     WHX  Corporation  and each of the  undersigned  do hereby  appoint Neale X.
Trangucci,  Neil D. Arnold and Stewart E. Tabin, and each of them severally, its or his true and lawful  attorney to execute on behalf of WHX Corporation and the undersigned  any and all  amendments  to this Annual  Report on Form 10-K and to file the same with all  exhibits  thereto  and  other  documents  in  connection therewith,  with the Securities and Exchange Commission;  each of such attorneys shall have the power to act hereunder with or without the other.

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the date indicated.

By:  /s/ Neil D. Arnold                                        April 13, 2004
   ------------------------------------------------------      -----------------
      Neil D. Arnold, Chairman of the Board                    Date

By:  /s/ Neale X. Trangucci                                    April 13, 2004
   ------------------------------------------------------      -----------------
      Neale X. Trangucci, Director and Chief Executive         Date
      Officer (Principal Executive Officer)

By:  /s/ Stewart E. Tabin                                      April 13, 2004
   -----------------------------------------------             -----------------
      Stewart E. Tabin, Director and President                 Date

By:  /s/ Robert K. Hynes                                       April 13, 2004
   -----------------------------------------------             -----------------
      Robert K. Hynes, Chief Financial Officer                 Date
      (Principal Accounting Officer)

By:  /s/ Robert A. Davidow                                     April 13, 2004
   -----------------------------------------------             -----------------
      Robert A. Davidow, Director                              Date

By:  /s/ William Goldsmith                                     April 13, 2004
   -----------------------------------------------             -----------------
      William Goldsmith, Director                              Date

By:  /s/ Louis Klein Jr.                                       April 13, 2004
   -----------------------------------------------             -----------------
      Louis Klein Jr., Director                                Date

By:  /s/ Howard Mileaf                                         April 13, 2004
   -----------------------------------------------             -----------------
      Howard Mileaf, Director                                  Date

By:  /s/  Marvin L. Olshan                                     April 13, 2004
   -----------------------------------------------             -----------------
      Marvin L. Olshan, Director                               Date

By:  /s/ Garen W. Smith                                        April 13, 2004
   -----------------------------------------------             -----------------
      Garen W. Smith, Director                                 Date

By:  /s/ Raymond S. Troubh                                     April 13, 2004
   -----------------------------------------------             -----------------
      Raymond S. Troubh, Director                              Date

         Report of Independent Auditors on Financial Statement Schedules

To the Board of Directors
of WHX Corporation:

Our audits of the consolidated  financial  statements  referred to in our report dated April 13, 2004 appearing in the 2003 Annual Report to  Shareholders of WHX
Corporation (which report and consolidated  financial statements are included in
Item 8 of this Form  10-K) also  included  an audit of the  financial  statement schedules  listed in Item  15(b)(1) and Item  15(b)(3) of this Form 10-K. In our opinion,  the financial  statement  schedules  present  fairly,  in all material respects,  the information  set forth therein when read in conjunction  with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
April 13, 2004

WHX CORPORATION (PARENT ONLY)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                           2003           2002           2001
                                                         ---------      ---------      ---------
                                                                        (IN THOUSANDS)
COST AND EXPENSES:
Precious metals - LIFO liquidation (gain)/loss           $  (3,024)     $    --        $     503
Precious metals - lower of cost or market reserve              535           --            2,664
Depreciation                                                 1,050          1,072          1,072
Management fee income - continuing operations                 --             (750)          (750)
Management fee income - discontinued operations               --             (146)          (250)
Pension expense                                              5,113          7,446          4,461
Pension - Curtailment and special benefits                  48,101           --             --
Administrative and general expense                          10,213          9,781         11,930
                                                         ---------      ---------      ---------
       Subtotal - expenses                                  61,988         17,403         19,630
                                                         ---------      ---------      ---------

Interest expense                                            11,276         16,976         30,468
Gain on sale of interest in Wheeling Downs                    --             --           88,517
Gain on sale of discontinued operations - net of tax          --           11,861           --
Equity in earnings of discontinued operations                 --           10,601          5,416
Equity in earnings of subsidiaries                         (99,060)       (87,978)           653
Gain on disposition of WPC                                     534           --             --
Gain on early retirement of debt                             2,999         42,491         19,011
Other income (expense) - net                                 3,789          3,293          5,358
                                                         ---------      ---------      ---------
INCOME (LOSS) BEFORE TAXES                                (165,002)       (54,111)        68,857
Tax provision (benefit)                                      4,206        (20,577)       (32,264)
                                                         ---------      ---------      ---------
Net income (loss)                                         (169,208)       (33,534)       101,121
Dividend requirement for preferred stock                    19,424         19,224         19,329
                                                         ---------      ---------      ---------
Net income (loss) applicable to common stock             $(188,632)     $ (52,758)     $  81,792
                                                         =========      =========      =========

                 SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
CONSOLIDATED BALANCE SHEETS                                                        DECEMBER 31,
                                                                            ------------------------
                                                                               2003           2002
                                                                            ---------      ---------
                                                                                   (IN THOUSANDS)
                                 ASSETS
Current assets:
Cash and cash equivalents                                                   $  32,153      $   1,643
Short term investments                                                           --          205,275
Receivables                                                                    17,171            659
Inventories                                                                      --           21,999
Due from Unimast - current                                                       --            3,204
Other current assets                                                           21,223          2,873
                                                                            ---------      ---------
    Total current assets                                                       70,547        235,653

Investment in and advances to subsidiaries - net                              119,830        193,103
Plant and equipment, at cost less
   accumulated depreciation and amortization                                    5,822          7,302
Intangibles                                                                       752         40,270
Prepaid pension asset                                                            --           25,848
Subordinated Note - Handy & Harman                                              3,577           --
Deferred charges and other assets                                               4,149          5,172
Deferred income taxes                                                            --           31,449
                                                                            ---------      ---------
                                                                            $ 204,677      $ 538,797
                                                                            =========      =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses                                                            $   5,291      $   5,637
Short-term debt                                                                  --          107,858
Deferred income taxes - current                                                  --            7,209
                                                                            ---------      ---------
    Total current liabilities                                                   5,291        120,704
Long-term debt                                                                 92,820        110,504
Accrued pension liability                                                      27,367           --
Additional minimum pension liability                                           20,314         93,728
                                                                            ---------      ---------
                                                                              145,792        324,936
                                                                            ---------      ---------
Commitments and contingencies

Stockholders' Equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,523 shares                                   552            552
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 5,486 and 5,406 shares                          55             54
Accumulated other comprehensive  loss                                         (21,642)       (35,775)
Additional paid-in capital                                                    556,206        556,009
Unearned compensation - restricted stock awards                                   (99)          --
Accumulated deficit                                                          (476,187)      (306,979)
                                                                            ---------      ---------
                                                                               58,885        213,861
                                                                            ---------      ---------
                                                                            $ 204,677      $ 538,797
                                                                            =========      =========

                 SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
CONSOLIDATED STATEMENTS OF CASH FLOWS                                        YEAR ENDED DECEMBER 31,

                                                                        2003            2002           2001
                                                                      ---------      ---------      ---------
                                                                                    (IN THOUSANDS)
Cash Flows From Operating Activities

    Net income (loss)                                                 $(169,208)     $ (33,534)     $ 101,121
    Non cash income and expenses
           Depreciation and amortization                                  2,001          2,724          4,174
            Income taxes                                                  5,530         (9,901)       (26,324)
           Equity in (earnings)/loss of subsidiaries - continuing        99,060         87,778           (653)
           Equity in earnings of subsidiaries - discontinued               --          (10,601)        (4,833)
           Gain on sale of discontinued operations                         --          (18,747)          --
           Gain on sale of interest in Wheeling-Downs                      --          (88,517)
           Gain on disposition of WPC                                      (534)          --             --
            Loss on sale of fixed assets                                     32           --             --
           Pension expense                                               53,215          7,446          4,460
           Gain on early retirement of debt                              (2,999)       (42,491)       (19,011)
 Decrease/(increase) in working capital elements
           Receivables - including affiliated companies                 (21,571)       (12,131)         2,245
           Receivables - Unimast                                           --            8,534          5,941
           Inventories                                                   21,999           --           22,992
           Other current assets                                             595         (1,799)           153
           Other current liabilities                                       (352)        (2,703)        22,449
           Short term investments -  trading                            205,275         39,608       (175,565)
           Investment account borrowings                               (107,857)        (3,089)       110,946
 Other items (net)                                                           67         (3,943)        (6,521)
                                                                      ---------      ---------      ---------

 Net cash (used)/provided by operating activities                        85,253          7,151        (46,943)
                                                                      ---------      ---------      ---------

 Cash Flows from Investing Activities
           Note receivable  - WPC                                          --             --          (30,453)
           Release of restricted cash - DIP                                --             --           33,000
           Receipts from/(advances to) WPC                              (19,500)         1,250         (8,369)
            Purchase of Aircraft for resale                             (19,255)          --             --
           Purchase of fixed asset                                          (35)           (12)          --
           Settlement of Intercompany balances - WPC                       --             --          (32,000)
           Dividend from affiliated companies                             2,713           --            2,800
            Proceeds from sale of fixed assets                              432           --             --
           Proceeds from sale of discontinued operations                   --           84,869           --
           Proceeds from sale of interest in Wheeling-Downs                --             --          105,000
           Contribution to Handy & Harman                                (8,000)        (5,000)        (6,300)
           Loan to Unimast                                                 --             --          (48,381)
           Unimast loan repayment                                          --             --           48,381
                                                                      ---------      ---------      ---------

 Net cash provided/(used) by investing activities                       (43,645)        81,107         63,678
                                                                      ---------      ---------      ---------

 Cash flows from financing activities
           Cash paid on extinguishment of debt                          (14,302)       (87,612)       (15,906)
            Due from Unimast                                              3,204           --             --

                                                                      ---------      ---------      ---------
 Net cash used by financing activities                                  (11,098)       (87,612)       (15,906)
                                                                      ---------      ---------      ---------

 Increase/(Decrease) in cash and cash equivalents                        30,510            646            829

 Cash and cash equivalents at beginning of period                         1,643            997            168
                                                                      ---------      ---------      ---------

 Cash and cash equivalents at end of period                           $  32,153      $   1,643      $     997
                                                                      =========      =========      =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

NOTES TO WHX PARENT ONLY FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The parent only financial statements include the accounts of all subsidiary companies  accounted for under the equity method of accounting.  On November 16,
2000, Wheeling-Pittsburgh  Corporation ("WPC"), a wholly owned subsidiary of WHX
Corporation  ("WHX"),  and  six of its  subsidiaries  ("the  WPC  Group")  filed petitions  seeking  reorganization  under  Chapter  11 of Title 11 of the United
States  Bankruptcy  Code.  (See  Note  3   to  the  WHX  parent  only  financial
statements).  As a result of the Bankruptcy Filing, the accompanying parent only statements of operations and statements of cash flows exclude the equity loss of
WPC for the periods after November 16, 2000.

     The WHX parent  company  consists of WHX,  WHX  Aviation,  WHX Metals,  and
Wheeling-Pittsburgh Capital Corporation.  WHX is a holding company that has been structured to invest in and manage a diverse group of businesses. Its subsidiary company is Handy & Harman, a diversified  manufacturing  company whose strategic business units  encompass three segments:  precious  metal,  wire & tubing,  and engineered  materials.  On  December  31,  2003  Handy  &  Harman  acquired  the outstanding  common stock of Canfield  Metal Coatings from WHX in exchange for a subordinated  note. In July 2002, the Company sold its wholly owned  subsidiary,
Unimast  Incorporated  ("Unimast"),  a leading manufacturer of steel framing and other products for commercial and residential construction. As a result, Unimast has  been  classified  as a  discontinued  operation  for the 2002  period.  The transaction  closed on July 31, 2002. WHX's other business (up through August 1,
2003) consisted of WPC and six of its subsidiaries  including WPSC, a vertically integrated  manufacturer of value-added  and flat rolled steel  products.  WPSC, together with WPC and its other  subsidiaries shall be referred to herein as the
"WPC Group." WHX,  together  with all of its  subsidiaries  shall be referred to herein as the "Company," and the Company and its subsidiaries other than the WPC
Group shall be referred to herein as the "WHX Group."

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

     Certain  information  and  footnote  disclosures  normally  included in the financial  statements  prepared in accordance with generally accepted accounting principles  have been  condensed  or omitted.  These WHX parent  only  financial statements should be read in conjunction with the Company's audited consolidated financial statements contained in this Form 10-K for the year ended December 31,
2003.

OPERATING STATUS

     The WHX 10 1/2%  Senior  Notes in the  amount of $92.8  million  are due on
April 15, 2005. It is the Company's intention to refinance this obligation prior to  its  scheduled  maturity;  however  there  can  be no  assurance  that  such refinancing  will be obtained.  The Company's  access to capital  markets in the future to refinance such indebtedness may be limited. If the Company were unable to refinance  this  obligation,  it would have a material  adverse impact on the liquidity,  financial position and capital resources of WHX and would impact the
Company's  ability to continue as a going concern.  The financial  statements do not reflect any adjustments related to this matter.

     The new H&H financing agreements restrict cash payments to WHX. The ability of WHX to  liquidate  liabilities  arising in the  ordinary  course of  business through  December  31, 2004  contemplates  the sale of assets held at the parent company level, which management intends to do as necessary.

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

     As a result of the sale,  the WHX  parent  only  financial  statements  and related notes for the periods presented herein reflect Unimast as a discontinued
operation.

     Included in the WHX  Corporation  (parent only) balance sheet is $3,204,000 in 2002 of notes  receivable  from  Unimast  due to WHX.  These  amounts  earned interest at a variable rate and matured March 2003. Interest remitted by Unimast to WHX amounted to $30,000,  $163,000,  and  $463,000,  in 2003,  2002 and 2001,

respectively.  Principal  payments  amounting  to  $3,204,000,  $2,000,000,  and
$2,000,000  in 2003,  2002 and 2001,  respectively,  were remitted by Unimast to
WHX.

     WHX received  management fees from Unimast of $146,000 and $250,000 in 2002 and 2001, respectively.

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
Chapter 11 of the Bankruptcy Code in the United States  Bankruptcy Court for the
Northern  District of Ohio. As a result,  subsequent to the  commencement of the
Bankruptcy  Filing,  the WPC Group sought and obtained  several  orders from the
Bankruptcy Court that enabled the WPC Group to continue  business  operations as debtors-in-possession.  The Plan of Reorganization  ("POR") was confirmed by the
Bankruptcy  Court on June 18,  2003  and was  consummated  on  August  1,  2003.
Pursuant to the terms of the POR, among other things, the WPC Group ceased to be a subsidiary of WHX effective  August 1, 2003,  and from that date forward,  has been an independent company. See below for additional  information regarding the
Bankruptcy Filing and the POR.

     On November 17, 2000, the  Bankruptcy  Court granted the WPC Group's motion to approve a $290.0 million Debtor in Possession  Credit  Agreement ("DIP Credit
Agreement")  provided by  Citibank,  N.A.,  as initial  issuing  bank,  Citicorp
U.S.A., Inc., as administrative  agent, and the DIP Lenders ("the DIP Lenders").
Pursuant to the DIP Credit Agreement,  Citibank, N.A. made term loan advances to the WPC Group up to a maximum  aggregate  principal amount of $35.0 million.  In addition, the DIP Lenders agreed, subject to certain conditions,  to provide the
WPC Group with revolving loans, swing loans and letter of credit  accommodations in an  aggregate  amount of up to $255.0  million.  On January 2, 2002,  the WPC
Group requested and received a reduction in the revolving loans, swing loans and accommodations  to a  maximum  aggregate  amount  of up to  $175.0  million.  On
November  15,  2002,  the  Bankruptcy  Court  approved a motion to amend the DIP
Credit Agreement to reduce the revolving loans, swing loans and letter of credit accommodations  to a maximum  aggregate  of $160.0  million and to make  certain other  related  changes to the  agreement.  In  connection  with the  Bankruptcy
Filing,  WHX had  guaranteed  $30.0  million of the term loan portion of the DIP
Credit  Agreement  ("Term  Loan") and deposited in a pledged asset account $33.0 million of funds in support of such guaranty.  Effective as of June 1, 2001, WHX purchased a participation  interest comprising an undivided interest in the Term
Loan in the amount of $30.0 million,  plus interest accrued but not paid on such
amount  of  the  Term  Loan  through  June  1,  2001.   Concurrently  with  such
transaction,  WHX's guaranty of $30.0 million of the Term Loan  described  above was terminated and the $33.0 million of funds previously  deposited in a pledged
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
31, 2002, respectively.  Term Loans under the DIP Credit Agreement totaled $35.7 million and $35.2  million at July 31, 2003 and December 31, 2002  respectively.
Letters of credit  outstanding  under the facility  totaled $2.8 million at July
31, 2003. At July 31, 2003, net availability  under the DIP Credit Agreement was
$2.4  million.  As a  result  of the  consummation  of the POR,  the DIP  Credit
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
incurred  cumulative net losses of $348.6 million.  Pursuant to the terms of the
POR, WHX agreed to  contribute  $20.0  million to the WPC Group (see  discussion below pertaining to WHX Contributions).  As a result of the Company's obligation to fund $20.0 million to WPC Group,  the Company recorded a $20.0 million charge as Equity in loss of WPC as of December  31,  2002.  All  conditions  to the WHX
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
WPC of $32.0 million; (2) the exchange of releases between the WPC Group and the
WHX Group;  (3) the  acquisition  by WHX or its  designee  of certain  assets of
Canfield  Metal  Coatings  Corporation  ("CMCC") plus the  assumption of certain trade  payables,  subject to certain  terms and  conditions  (WHX  recorded $5.4 million as the fair value of the net assets of CMCC.);  (4) the  termination  of the Tax  Sharing  Agreements  between  WHX and WPC;  (5)  WHX's  delivery  of an agreement  to the WPC Group  whereby  it agreed  not to charge or  allocate  any pension  obligations,  expenses or charges to the WPC Group with  respect to the
WHX Pension Plan (the "WHX Plan"),  subject to certain  limitations  as provided therein,  through and including  the earlier of the effective  date of a Plan or
Plans of  Reorganization  and December 31, 2002; and (6) the final settlement of all inter-company  receivables and liabilities between the WHX Group and the WPC
Group (except for commercial  trade  transactions),  including the liability for redeemable  stock.  Such  transactions,  other than the  acquisition  of certain assets of CMCC, all occurred  effective May 29, 2001. The acquisition of certain assets of CMCC closed on June 29, 2001. The CMCC  agreement  included a one-year repurchase option for the seller.  The repurchase option expired  unexercised on
June 29, 2002.

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
Bankruptcy  Court  approved  a  Memorandum  of  Understanding  by and  among the
Company,  Wheeling-Pittsburgh  Corporation  ("WPC"),  Wheeling-Pittsburgh  Steel
Corporation  ("WPSC")  and  the  United  Steelworkers  of  America,  AFL-CIO-CLC
("USWA"),  pursuant  to which the  Company  agreed  provide  WPSC (1) up to $5.0 million of loans and $5.0 million of liquidity  support (part of which consisted of financing  terms) during the period from the Order through  January 31, 2002,
(2) if certain  conditions are met, an additional  $2.0 million of loans (for an aggregate of $7.0 million) and the  maintenance of the $5.0 million of liquidity support referred to above, during the period from February 1, 2002 through March
31, 2002,  (the  conditions  were not met and  accordingly  the additional  $2.0 million in loans were not made),  and (3) a $25.0 million  contribution to a new
WPSC defined  benefit  pension  plan  contingent  upon,  among other  things,  a confirmed  WPSC  Plan  of  Reorganization  (item  3 was  superceded  by the  WHX
Contributions  described  below).  Through July 31, 2003,  WHX had advanced $5.0 million of the loans and up to $5.5 million of financing.  At July 31, 2003, the outstanding  balance of these  advances was $5.0  million plus  interest of $0.5 million, and $1.6 million, respectively.  These advances, totaling $7.1 million,
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
Agreement  also  provided,  among other  things,  that the  Company  could sell, transfer  or dispose of the stock of WPC free from the  automatic  stay  imposed under the Bankruptcy  Code, and under specified  circumstances,  required WPC to support  certain  changes  to the WHX  Plan.  Additionally,  the  October  Order
approved the terms of the  Modified  Labor  Agreement  ("MLA") by and among WPC,
WPSC and the USWA.  WHX was not a party to the MLA.  The MLA  modified  the then
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

     In January 2002,  WPSC  finalized a financial  support plan that included a
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
Board ("ESLGB") for a $250.0 million federal loan guarantee. An affiliate of RBC
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
Plan  that was  acceptable  to and  approved  by the  Pension  Benefit  Guaranty
Corporation  ("PBGC") ,  confirmation  of a Plan of  Reorganization  for the WPC
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
approximately  $39.0 million and,  additionally,  contributed to the reorganized company  $20.0  million of cash,  for which the  Company  received a note in the amount of $10.0 million. The note was fully reserved upon receipt. (Such reserve is  continually  evaluated and  adjustments  would be made to the reserve in the event circumstances warrant.) The loan with the RBC closed on August 1, 2003 and all  conditions to the guaranty by the ESLGB were satisfied and the guaranty was
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

     On March 6, 2003, the PBGC published its Notice of Determination ("Notice")
and on March 7,  2003  filed a Summons  and  Complaint  ("Complaint")  in United
States  District  Court  for the  Southern  District  of New  York  seeking  the involuntary  termination  of the WHX Plan. WHX filed an answer to this complaint on March 27, 2003,  contesting the PBGC's action.  On July 24, 2003, the Company entered  into an  agreement  among  the  PBGC,  Wheeling-Pittsburgh  Corporation
("WPC"),   Wheeling-Pittsburgh   Steel  Corporation  ("WPSC"),  and  the  United
Steelworkers of America,  AFL-CIO-CLC ("USWA") in settlement of matters relating to the PBGC v. WHX  CORPORATION,  Civil  Action  No.  03-CV-1553,  in the United
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
to $50.0  million in the event WHX  obtains  any future  financing  on a secured
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
Standards No. 88,  "Employers'  Accounting for Settlement  and  Curtailments  of
Defined Benefit Pension Plans and for  Termination  Benefits"  ("SFAS 88"). Also
pursuant to SFAS 88, a curtailment  occurred as a result of the break in service for WPC Group  employees  that resulted in a pre-tax,  non-cash  charge of $36.6 million in the third quarter of 2003.

     For WHX Plan  funding  purposes,  the  impact  of the  changes  will not be recognized  until the next  actuarial  valuation  which  occurs as of January 1,
2004.  The funding  requirements  will depend on many  factors  including  those identified above as well as future investment returns on WHX Plan assets.  Based on preliminary estimates, using the current statutory discount rate, WHX will be required to make a contribution  to the WHX Pension Plan of  approximately  $6.0 million in 2004.

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
signatory to any of these agreements. However, WHX had previously and separately agreed to be contingently  liable for a portion of the OPEB  Obligations.  WHX's contingent  obligation would have been triggered in the event that the WPC Group failed to satisfy its OPEB Obligations.  WHX's contingent obligation was limited to 25% of the Accumulated Post-Retirement Benefit Obligation with respect to the
WPC Group's  employees and retirees  represented by the USWA.  WPSC's total OPEB
Obligation  at  January  1, 2003 was  estimated  to be $314.1  million.  WHX has estimated that approximately 85% of employees and retirees entitled to such OPEB
Obligations are represented by the USWA. As a result of the  consummation of the
POR, WHX's contingent liability for the OPEB Obligation was eliminated.

     As  a  result  of  the   consummation  of  the  POR  and  the  related  WHX
Contributions, the remaining balance in the loss in excess of investment account of $0.5 million was reversed into income in the third quarter of 2003.

Note 4 - SHORT TERM INVESTMENTS

The composition of the Company's short-term investments are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                       -------------------------
                                                         2003              2002
                                                       --------         --------
                                                            (IN THOUSANDS)

Trading Securities:
          U.S. Treasury securities                     $   --           $200,625
          Equities                                         --              4,650
                                                       --------         --------
                                                       $   --           $205,275
                                                       ========         ========

     These  investments  are  subject to price  volatility  associated  with any interest-bearing  instrument.  Fluctuations in general interest rates affect the value of these investments.

     Net unrealized  holding losses on trading securities held at period end and included in other  income for 2002  amounted to $4.9  million.  At December  31,
2002, the Company had short-term  margin borrowings of $107.9 million related to the short-term investments.

NOTE 5 - INVENTORIES
                                                      YEAR ENDED  DECEMBER 31
                                                  -----------------------------
                                                    2003                  2002
                                                  --------             --------
                                                     (DOLLARS IN THOUSANDS)

Precious metals                                   $   --               $ 23,046
LIFO reserve                                          --                 (1,047)
                                                  --------             --------
                                                  $   --               $ 21,999
                                                  ========             ========

     Inventories,  which were  leased to Handy & Harman (See Note 9 to the notes of the parent only financial statements),  consisted of 9,117 ounces of gold and
4,155,000 ounces of silver at December 31, 2002.

     During 2003 and 2001, certain inventory quantities were reduced,  resulting in liquidations  of LIFO  inventories,  the effect of which increased  income by approximately $3.0 million in 2003 and decreased income by $0.5 million in 2001.
A  non-cash  charge  resulting  from the lower of cost or market  adjustment  to precious metal inventories  decreased income by $0.5 million and $2.7 million in
2003 and 2001, respectively.

     In 2001, $3,000,000 of gold, at fair market value, was contributed to Handy
& Harman.

Supplemental inventory information:
                                                       YEAR ENDED DECEMBER 31
                                                   --------------------------------
                                                        2003              2002
                                                   ------------      --------------
                                                   (IN THOUSANDS, EXCEPT PER OUNCE)

Precious metals stated at LIFO cost                $      --         $    21,999
Market value per ounce:
   Silver                                          $     5.960       $     4.790
   Gold                                            $    416.70       $    344.80

NOTE 6 - INVESTMENT IN AND ADVANCES TO SUBSIDIARIES - NET

The following table details the investments in associated companies, accounted for under the equity method of accounting.
                                                          YEAR ENDED DECEMBER 31,
                                                        ---------        ---------
                                                          2003             2002
                                                        ---------        ---------
                                                               (IN THOUSANDS)

Investment in:

Handy & Harman                                          $ 111,195        $ 206,117
CMCC                                                         --              3,244
                                                        ---------        ---------
                                                          111,195          209,361
                                                        ---------        ---------

Advances to/(Due to):

Handy & Harman                                              8,635            1,175
CMCC                                                         --              3,822
                                                        ---------        ---------
                                                            8,635            4,997
                                                        ---------        ---------

WPC Group - DIP Agreement                                    --             31,959
WPC Group - Other                                            --              7,453
                                                        ---------        ---------
                                                             --             39,412
                                                        ---------        ---------

Loss in excess of investment in WPC Group                    --            (60,667)
                                                        ---------        ---------

Investment in and advances to subsidiaries - net        $ 119,830        $ 193,103
                                                        =========        =========

     The Handy & Harman loan  agreement  contains  provisions  restricting  cash payments to WHX. The  agreement  allows the payment of management  fees,  income taxes  pursuant  to tax  sharing  agreements,  and certain  other  expenses.  In addition  dividends may be paid under certain  conditions.  At December 31, 2003 the net assets of H&H amounted to $111.1 million, all of which was restricted as to the payment of dividends to WHX.

     On December 31, 2003 Handy & Harman acquired 100% of the stock of CMCC from
WHX  Corporation  for $3.6  million  representing  the book  value of net assets acquired. Payment was made to WHX in the form of a subordinated note.

NOTE 7 - LONG-TERM DEBT
                                                        YEAR ENDED DECEMBER 31
                                                    ----------------------------
                                                      2003                2002
                                                    --------            --------
                                                           (IN THOUSANDS)

Senior Notes due 2005, 10 1/2%                      $ 92,820            $110,504
                                                    ========            ========

     The fair value of long-term  debt at December 31, 2003 and 2002 was $81,682 and $87,851,  respectively.  Fair value of long-term debt is estimated  based on trading in the public market.

A summary of the financial agreement at December 31, 2003 follows:

WHX CORPORATION 10 1/2% SENIOR NOTES DUE 2005:

     On April 7, 1998,  WHX issued $350.0  million  principal  amount of 10 1/2%
Senior  Notes  ("Notes"),  which  replaced  privately  placed  notes of the same amount.  Interest on the Notes is payable  semi-annually on April 15 and October
15 of each year,  commencing  October 15,  1998.  The Notes  mature on April 15,
2005.

     The Notes are  redeemable  at the option of WHX, in whole or in part, on or after April 15, 2002 at specified  prices,  plus accrued interest and liquidated damages, if any, thereon to the date of redemption.

     Upon the  occurrence  of a Change of Control (as  defined),  the Company is required to make an offer to repurchase  all or any part of each holder's  Notes at 101% of the principal  amount thereof,  plus accrued  interest and liquidated damages, if any, thereon to the date of repurchase.

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
The Supplemental  Indenture prohibited the payment of dividends on the Company's preferred  stock until October 1, 2002, at the earliest,  and thereafter only in the  event  that the  Company  satisfied  certain  conditions  set  forth in the
Indenture,  as amended by the Supplemental  Indenture.  Such conditions were not satisfied as of December 31, 2003. In connection with the  solicitation WHX made a payment equal to 2% of the principal amount of the Notes ($20 in cash for each
$1,000  principal  amount of Notes) to each  holder of Notes  whose  consent was received and accepted prior to the expiration  date.  Such payments  amounted to
$5.5 million and will be amortized to interest  expense over the remaining  term of the Notes.

     During 2001,  the Company  purchased and retired  $36.4  million  aggregate principal  amount of the Notes in the open market  resulting  in a gain of $19.0 million.

     During 2002, the Company  purchased and retired  $134.6  million  aggregate principal  amount of the Notes in the open market  resulting  in a gain of $42.5 million.

     During 2003,  the Company  purchased and retired  $17.7  million  aggregate principal  amount of the Notes in the open  market  resulting  in a gain of $3.0 million.

INTEREST COST

Aggregate interest costs on debt during the three years ended December 31 is as follows:

                           2003                   2002                    2001
                         ---------               -------                 -------
                                              (IN THOUSANDS)

Interest expense         $11,276                 $16,315                 $30,468
                         =======                 =======                 =======
Interest paid            $10,640                 $18,236                 $27,644
                         =======                 =======                 =======

NOTE 8 - STOCKHOLDERS' EQUITY

     The authorized capital stock of WHX consists of 60,000,000 shares of Common
Stock,  $.01 par value, of which 5,485,856 and 5,405,856 shares were outstanding as of  December  31,  2003 and  2002,  respectively,  and  10,000,000  shares of
Preferred  Stock,  $.10  par  value,  of  which  2,573,926  shares  of  Series A
Convertible  Preferred  Stock  and  2,949,000  shares  of  Series B  Convertible
Preferred Stock were outstanding as of December 31, 2003 and 2002.

SERIES A CONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED STOCK

     In July 1993, the Company issued  3,000,000  shares of Series A Convertible
Preferred Stock for net proceeds of $145.0 million. On October 4, 2000, pursuant to a solicitation of consents from holders of its 10 1/2% Senior Notes,  certain
covenants  and  other   provisions  of  the  indebtedness   were  amended.   The
Supplemental  Indenture  prohibited  the payment of dividends  on the  Company's preferred  stock until October 1, 2002, at the earliest,  and thereafter only in the  event  that the  Company  satisfied  certain  conditions  set  forth in the
Indenture,  as amended by the Supplemental  Indenture.  Such conditions were not satisfied  as of  December  31,  2003.  Dividends  on the shares of the Series A
Convertible  Preferred Stock are cumulative and are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year,  in an amount equal to
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
2003,  plus, in each case,  accrued and unpaid dividends to the redemption date.
The Series A Convertible  Preferred  Stock is not entitled to the benefit of any sinking fund. During 2002 and 2001, 40,300 and 293,599 shares  respectively were converted into Common Stock. There were no conversions in 2003.

     The Company issued 3,500,000 shares of Series B Convertible Preferred Stock in  September  1994 for net  proceeds  of $169.8  million.  On  October 4, 2000, pursuant to a solicitation of consents from holders of its 10 1/2% Senior Notes, certain  covenants and other  provisions of the indebtedness  were amended.  The
Supplemental  Indenture  prohibited  the payment of dividends  on the  Company's preferred  stock until October 1, 2002, at the earliest,  and thereafter only in the  event  that the  Company  satisfied  certain  conditions  set  forth in the
Indenture,  as amended by the Supplemental  Indenture.  Such conditions were not satisfied  as of  December  31,  2003.  Dividends  on the shares of the Series B
Convertible  Preferred Stock are cumulative and payable  quarterly in arrears on
January 1, April 1, July 1 and  October 1 of each  year,  in an amount  equal to
$3.75 per share per annum.

     Each share of the Series B Convertible  Preferred  Stock is  convertible at the option of the holder  thereof at any time into shares of Common Stock of the
Company,  par value  $.01 per share,  at a  conversion  rate of 0.8170  share of
Common Stock for each share of Series B Convertible  Preferred Stock, subject to adjustment under certain conditions.

     The Series B Convertible Preferred Stock is redeemable at the option of the
Company,  in whole or in part,  for cash,  initially  at  $52.625  per share and thereafter at prices declining  ratably to $50 per share on and after October 1,
2004,  plus, in each case,  accrued and unpaid dividends to the redemption date.
The Series B Convertible  Preferred  Stock is not entitled to the benefit of any sinking fund.  During 2002 and 2001, 7,700 and 18,400 shares,  respectively were converted into Common Stock. There were no conversions in 2003.

     At  December  31,  2003,  dividends  in  arrears  to Series A and  Series B
Convertible  Preferred  Shareholders  were  $27.2  million  and  $35.9  million, respectively.  Presently,  management  believes  that it is not likely  that the
Company will be able to pay these dividends in the foreseeable future.

NOTE 9 - RELATED PARTY TRANSACTIONS

     The former  Chairman of the Board of the Company is the  president and sole shareholder of WPN Corp. ("WPN"). Pursuant to a management agreement as amended, and approved by a majority of the non-management  directors of the Company,  WPN provided certain financial,  management  advisory and consulting services to the
Company. Such services included,  among others,  identification,  evaluation and negotiation  of  acquisitions,  responsibility  for  financing  matters  for the
Company  and  its  subsidiaries,   review  of  annual  and  quarterly   budgets,
supervision and administration,  as appropriate, of all the Company's accounting and financial  functions  and review and  supervision  of reporting  obligations under  Federal and state  securities  laws. In exchange for such  services,  WPN received a monthly fee of $520,833 in 2002 and 2001. During 2003, WPN received a monthly fee of $520,833  through October and $400,000 per month  thereafter.  In
January 2004 the Company  announced,  among other things,  the retirement of the
Chairman of the Board. In connection with this announcement,  effective February
1, 2004 the management agreement between WHX and WPN was terminated.

     On August  4, 1997 the  compensation  committee  of the Board of  Directors granted an option to purchase 333,333 shares of Common Stock to WPN Corp, at the then  market  price per share,  subject to  stockholder  approval.  The Board of
Directors  approved  such grant on  September  25,  1997,  and the  stockholders approved it on December 1, 1997  (measurement  date).  In January 2004 WPN Corp.
elected to cancel the options to purchase 333,333 shares of common stock.

     The WPC Group is included in the Company's  consolidated federal income tax return.  WHX and the WPC Group had entered into a tax sharing  agreement,  dated
July 26, 1994, which provided that the WPC Group would be paid for any reduction in the combined  consolidated  federal  income tax liability  resulting from the utilization or deemed  utilization of  deductions,  losses and credits,  whether from  current or prior  years,  which are  attributable  to WPC. The Tax Sharing
Agreement  was  terminated  in 2001 as part of the  Settlement  Agreement.  As a result,  WHX was able to recognize benefits from WPC's net operating losses (See
Note 7 to the consolidated financial statements).

     As part of the  Settlement  Agreement,  WHX paid  $32.0  million to the WPC
Group in 2001. As a result of the Settlement Agreement,  among other things, all intercompany  receivables and liabilities were settled. In addition WHX acquired the net assets of CMCC from the WPC Group.

     The WPC Group  participates  in the WHX defined  benefit pension plan. As a result of the Settlement Agreement,  WHX could not charge any pension expense to the WPC Group with respect to the WHX Pension Plan through December 31, 2002. As a result,  WHX incurred non-cash pension expense of approximately  $52.9 million
(including  curtailment  and special  termination  benefits),  $14.0 million and
$15.0 million for the WPC Group in 2003, 2002 and 2001, respectively.  (See Note
6 to the consolidated financial statements).

     On June 1, 2001, WHX purchased from Citibank a $30.5 million  participation in the DIP Credit Agreement for the WPC Group for which WHX received interest at a rate of 13% per annum,  paid monthly and an additional  3.0% per annum payment in-kind.

     As a result of the  October  Order,  WHX  provided  the WPC Group with $5.0 million in  financing in 2001.  In addition,  WHX provided up to $5.0 million in liquidity support to the WPC Group.

     On October 9, 2000 and November 14, 2000, WHX transferred precious metal to
WPC with a market  value of $35.2  million  and a tax  basis of a  significantly lower amount. Such proceeds were applied to the WHX net liability due to WPC. In connection with the precious metal transfer,  WPC agreed to amend the provisions of the tax sharing  agreement  relating to the  utilization  by WHX of WPC's net operating losses in an amount equal to the tax gain realized on the sale of such metals. WPC immediately sold the precious metals in the open market and received proceeds of $35.2 million.

     The parent company  charged its  wholly-owned  subsidiary  Handy & Harman a management  fee of $750,000  for 2002 and 2001.  Unimast,  now  classified  as a discontinued  operation,  was charged a management fee of $146,000  through July
31, 2002 and $250,000 for the year ended December 31, 2001.

     WHX received a management fee from Wheeling-Downs Racing Association (a 50%
owned joint  venture) of  $12,899,000  in 2001. In December  2001, the WHX Group
sold its 50% interest in Wheeling-Downs Racing Association.

     Handy & Harman is included in WHX  Corporation's  consolidated  tax return.
The Tax Sharing Agreement with Handy & Harman specifies funding  requirements to the  parent  company  "as if"  Handy &  Harman  continued  to be an  independent corporation.  Estimated  income tax payments to the parent  company from Handy &
Harman in 2003, 2002 and 2001 amounted to $0, $0 and $2,250,000, respectively.

     Unimast was included in WHX  Corporation's  consolidated tax return,  up to its sale on July 31, 2002.  The Tax Sharing  Agreement  with  Unimast  specifies funding  requirements to the parent company as pre-tax income  multiplied by the federal  statutory  rate.  To the  extent  that this cash  payment to the parent company  exceeds  or is  less  than  the  requirement  "as  if"  Unimast  was an independent  corporation,  a dividend or capital contribution is recorded by the parent  company.  Income tax payments to the parent company from Unimast in 2002 and 2001 amounted to $6,225,000 and $3,228,000, respectively.

     Included in the parent company only balance sheets is $3,204,000 in 2002 of notes  receivable  from Unimast due to WHX. These amounts  earned  interest at a variable  rate and  matured  March  2003.  Interest  remitted  by Unimast to WHX
amounted  to  $30,000,   $163,000,   and  $463,000,  in  2003,  2002  and  2001,
respectively.  Principal  payments  amounting  to  $3,204,000,  $2,000,000,  and
$2,000,000  in 2003,  2002 and 2001,  respectively,  were remitted by Unimast to
WHX.

     On July 31, 1998,  H&H  transferred  97,000  ounces of gold and  13,000,000 ounces of silver to WHX by way of an in-kind  dividend  having an aggregate fair value,  net of deferred tax  liabilities,  of  $62,750,000.  WHX in turn made an in-kind  contribution  to  WHX  Metals  Corporation,  a  separate  wholly  owned subsidiary  of WHX. H&H will lease from WHX Metals  Corporation  amounts of gold and  silver as  required  for its  operating  needs.  H&H will pay to WHX Metals
Corporation  interest  on the metal  ounces  leased.  At  December  31, 2002 and
December 31, 2001,  H&H was leasing  9,117 ounces of gold.  At December 31, 2002 and December 31, 2001,  Handy & Harman was leasing  4,155,000  ounces of silver.
The rates for the leasing of gold and silver to H&H are 2.0% and 3.0% per annum, respectively.  Metal interest charged to H&H was $661,000 and, $753,000 for 2002 and 2001, respectively.

     In 2003,  WHX  contributed  $8,000,000  to H&H.  In 2002,  WHX  contributed
$5,000,000 to Handy & Harman.

            In 2001, WHX  contributed  $3,000,000 in gold, at fair market value, and $3,300,000 in cash to H&H.  Also in 2001, H&H paid a dividend to WHX of $2,800,000.

            In 2003 WHX advanced to H&H $12.3 million, representing anticipated insurance proceeds due to H&H under WHX's property insurance policy. At December
31, 2003, $7.3 million of such payment is included in the parent only balance sheet as an advance to H&H.

            At December 31, 2003 H&H acquired the stock of Canfield Metal
Coating Corporation from WHX at book value in exchange for a subordinated note in the amount of $3.6 million.

NOTE 10 -  OTHER INCOME

                                                        YEAR ENDED DECEMBER 31,
                                               2003             2002              2001
                                             --------         --------         --------
                                                             (IN THOUSANDS)

Interest and investment income/(loss)        $  6,334         $  5,115         $ (4,411)
Interest income - Handy & Harman                 --                661              711
Wheeling-Downs management fee                    --               --             12,899
WPN management fee                             (2,500)          (2,500)          (2,500)
Other, net                                        (46)              17           (1,341)
                                             --------         --------         --------
                                             $  3,788         $  3,293         $  5,358
                                             ========         ========         ========

NOTE 11 - GAIN ON SALE OF INTEREST IN WHEELING-DOWNS RACING ASSOCIATION, INC.

     In December  2001,  the WHX Group sold its 50%  interest in  Wheeling-Downs
Racing  Association,  Inc.  for $105.0  million in cash,  resulting  in an $88.5 million pre-tax gain.

NOTE 12 - EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES

                                          YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                                 2003                2002               2001
                              ---------           ---------           ---------
                                                (IN THOUSANDS)
Handy & Harman                $(100,394)          $ (70,474)          $  (2,594)
CMCC                              1,334               2,696                 747
WPC Group                          --               (20,000)               --
Wheeling-Downs                     --                  --                 2,500
                              ---------           ---------           ---------
                              $ (99,060)          $ (87,778)          $     653
                              =========           =========           =========

NOTE 13 - MANAGEMENT FEE

     For the years ended December 31, 2002 and 2001 WHX charged its  subsidiary,
H&H, $0.8 million in each year as a management fee.

                                                   WHX Corporation
                              Schedule II - Valuation and Qualifying Accounts and Reserves

                                                 Balance at       Charged to      Additions/     Balance at
                                                  Beginning       Costs and      (Deductions)      End of
Description                                       of Period        Expenses        Describe      of Period
--------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2003

Deducted from asset accounts:

Valuation allowance on foreign NOL's                             5,350             460                                5,810
Valuation allowance on federal NOL's                               -            31,694                               31,694
Valuation allowacne on other net deferred tax assets               -             3,096                                3,096
                                                            ---------------------------------------------------------------
                                                                 5,350          35,250            -                  40,600
                                                            ---------------------------------------------------------------
Allowance for Doubtful Accounts                                  2,307             621       (1,925)(a)               1,003
                                                            ---------------------------------------------------------------
Total                                                            7,657          35,871       (1,925)                 41,603
                                                            ===============================================================

Year ended December 31, 2002

Valuation allowance on foreign NOL's                             2,429           2,921                                5,350
Allowance for Doubtful Accounts                                  1,563           1,798       (1,054)(a)               2,307

Year ended December 31, 2001

Valuation allowance on foreign NOL's                             2,198             231                                2,429
Allowance for Doubtful Accounts                                  1,189             767         (392)(a)               1,564

(a) Uncollectible accounts written off, net of recoveries

