Form 10-Q
period 2004-03-31
WHX CORP
filed 2004-05-17
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2004

/ /   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _____________ to _________________

      FOR QUARTER ENDED MARCH 31, 2004             COMMISSION FILE NUMBER 1-2394

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

The number of shares of Common  Stock issued and  outstanding  as of May 7, 2004 was 5,485,856.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                           2004         2003
-----------------------------------------------------------------------------------
                                                             (IN THOUSANDS)

Net sales                                                $ 97,494      $ 81,000

Cost of goods sold                                         79,463        66,949
                                                         --------      --------

Gross profit                                               18,031        14,051

Selling, general and administrative expenses               13,847        21,973
Loss on disposal of fixed assets                               42            13
                                                         --------      --------

Income (loss) from operations                               4,142        (7,935)
                                                         --------      --------

Other:
           Interest expense                                 4,709         5,017
           (Loss) gain on early retirement of debt         (1,161)        1,033
           Other income (expense)                             255        (1,508)
                                                         --------      --------

Loss before taxes                                          (1,473)      (13,427)

Tax expense (benefit)                                         512        (4,579)
                                                         --------      --------

Net loss                                                 $ (1,985)     $ (8,848)
                                                         ========      ========

Dividend requirement for preferred stock                 $  4,856      $  4,856
                                                         ========      ========

Net loss applicable to common stockholders               $ (6,841)     $(13,704)
                                                         ========      ========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Net loss per share                                       $  (1.26)     $  (2.57)
                                                         ========      ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                         MARCH 31,   DECEMBER 31,
                                                           2004           2003
--------------------------------------------------------------------------------------
                                                     (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                         $  22,987      $  41,990
      Restricted cash                                      12,668           --
      Trade receivables - net                              57,759         42,054
      Inventories                                          57,693         41,782
      Other current assets                                  9,478         30,174
                                                        ---------      ---------
                 Total current assets                     160,585        156,000

Property, plant and equipment at cost, less
        accumulated depreciation and amortization         102,618        104,223
Goodwill and other intangibles                            125,994        126,089
Intangibles - pension asset                                   758            758
Assets held for sale                                        2,000          2,000
Other non-current assets                                   18,432         17,076
                                                        ---------      ---------

                                                        $ 410,387      $ 406,146
                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade payables                                     $  37,591      $  27,300
     Accrued liabilities                                   28,367         29,395
     Current portion of long-term debt                      6,549         40,056
     Short-term debt                                       32,779           --
                                                        ---------      ---------
               Total current liabilities                  105,286         96,751

Long-term debt                                            188,100        189,344
Accrued pension liability                                  26,692         27,367
Other employee benefit liabilities                          7,639          7,840
Additional minimum pension liability                       24,912         24,912
Other liabilities                                           1,176          1,047
                                                        ---------      ---------
                                                          353,805        347,261

Stockholders' Equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,523 shares               552            552
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 5,486 shares                55             55
    Accumulated other comprehensive loss                  (21,976)       (21,642)
    Additional paid-in capital                            556,206        556,206
    Unearned compensation - restricted stock awards           (83)           (99)
    Accumulated deficit                                  (478,172)      (476,187)
                                                        ---------      ---------
Total stockholders' equity                                 56,582         58,885
                                                        ---------      ---------

                                                        $ 410,387      $ 406,146
                                                        =========      =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 2004           2003
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (1,985)     $  (8,848)

Items not affecting cash from operating activities:
  Depreciation and amortization                                   3,726          3,723
  Amortization of debt related costs                                515            495
  Other postretirement benefits                                     113             63
  Loss (gain) on early retirement of debt                         1,161         (1,033)
  Deferred income taxes                                            --           (4,855)
  Loss on asset dispositions                                         42             13
  Pension (income) expense                                         (675)         4,030
  Equity loss in affiliated companies                                 5             16
 Other                                                               65           --
Decrease (increase)  in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                         (15,705)        (6,119)
       Inventories                                              (15,911)          (249)
       Short term investments-trading                              --          201,615
       Investment account borrowings                               --         (107,857)
       Other current assets                                       1,396          6,248
       Other current liabilities                                  9,384         (4,123)
  Other items-net                                                   550            991
                                                              ---------      ---------
Net cash (used) provided by operating activities                (17,319)        84,110
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from WPC                                                --              500
  Purchase of aircraft                                             --          (19,106)
  Proceeds from sale of aircraft                                 19,301           --
  Plant additions and improvements                               (2,432)        (3,439)
  Proceeds from sales of assets                                       9            457
                                                              ---------      ---------
Net cash provided by (used in) investing activities              16,878        (21,588)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from Handy & Harman term loans                  99,329           --
   Net borrowings from revolving credit facilities               32,779           --
   Restricted cash placed on deposit                            (12,668)          --
   Repayment of  H&H Senior Secured Credit Facility            (149,684)          --
   Net borrowings from H&H Senior Secured Credit Facility        20,604         23,475
   Repayment of H&H Industrial Revenue Bond                      (5,000)          --
   Debt issuance fees                                            (3,922)          --
   Cash paid on early extinguishment of debt                       --           (4,542)
                                                              ---------      ---------
Net cash (used in)provided by financing activities              (18,562)        18,933
                                                              ---------      ---------
NET CASH (USED IN) PROVIDED BY OPERATIONS                       (19,003)        81,455

Cash and cash equivalents at beginning of period                 41,990         18,396
                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  22,987      $  99,851
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

            Certain  information and footnote  disclosures  normally included in financial  statements  prepared in accordance with generally accepted accounting principles  have been condensed or omitted.  This quarterly  report on Form 10-Q should be read in conjunction with the Company's audited consolidated  financial statements  contained in Form 10-K for the year ended  December  31,  2003.  The results  of  operations  for the  three  months  ended  March  31,  2004 are not necessarily indicative of the operating results for the full year.

            The unaudited condensed  consolidated  financial  statements include the  accounts  of  all  subsidiary  companies.  Wheeling-Pittsburgh  Corporation
("WPC") and its subsidiaries, which had been subsidiaries of the Company, ceased to be  subsidiaries on August 1, 2003. On November 16, 2000, WPC, a wholly-owned subsidiary of WHX Corporation  ("WHX"),  and six of its  subsidiaries  including
Wheeling-Pittsburgh  Steel  Corporation  ("WPSC" and  together  with WPC and its other  subsidiaries,  the "WPC Group") filed a petition  seeking  reorganization under Chapter 11 of Title 11 of the United States  Bankruptcy Code  ("Bankruptcy
Filing").  As a result of the Bankruptcy Filing, the Company had, as of November
16, 2000,  deconsolidated the balance sheet of its wholly-owned  subsidiary WPC.
Accordingly,  the accompanying condensed  consolidated  statements of operations and the condensed  consolidated  statements  of cash flows for the  three-months ended March 31, 2003  exclude  WPC. As discussed in Note 1, a Chapter 11 Plan of
Reorganization  (the "POR") for the WPC Group was consummated on August 1, 2003.
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

STOCK BASED COMPENSATION

            The  following  table  illustrates  the  effect  on net  income  and earnings per share if WHX had applied the fair-value  recognition  provisions of
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation," (SFAS123"), to stock-based compensation:

                                                                      THREE MONTHS ENDED
                                                               MARCH 31, 2004    MARCH 31, 2003
                                                               ----------------------------------
                                                                (IN THOUSANDS - EXCEPT PER SHARE)

Net income (loss) as reported applicable to common stockholders     $(1,985)     $(8,848)
Add: compensation expense                                                16         --

Deduct: total stock-based compensation expense determined under
    fair-value based method for all awards                             (113)        (127)
                                                                    -------      -------

Pro forma basic and diluted earnings (loss) per share               $(2,082)     $(8,975)
                                                                    =======      =======

Loss per share:
   Basic and diluted  - as reported                                 $ (1.26)     $ (2.57)
   Basic and diluted  - pro forma                                   $ (1.28)     $ (2.59)

NOTE 1 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In  January   2003,   the  FASB   issued   Interpretation   No.  46,
"Consolidation of Variable Interest Entities," which addresses  consolidation by a business of variable interest entities in which it is the primary beneficiary.
In December  2003,  the FASB  issued a revised  Interpretation,  FIN 46R,  which addresses a partial deferral of and certain proposed modifications to FIN 46, to address  certain  implementation  issues.  The adoption of FIN 46R on January 1,
2004 did not have a material impact on the Company's financial statements.

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

NOTE 2 - EARNINGS PER SHARE

            The computation of basic earnings per common share is based upon the average  number of shares of Common Stock  outstanding.  In the  computation  of diluted earnings per common share in the three-month period ended March 31, 2004 and 2003,  the  conversion of preferred  stock and the exercise of options would have had an  anti-dilutive  effect.  At  March  31,  2004  and 2003 the  assumed conversion of preferred stock would increase  outstanding shares of common stock by  5,127,914  shares.  At March 31, 2004 the  exercise of stock  options  would increase  outstanding shares of common stock by 94,171 shares. At March 31, 2004 there were 60,000 shares of non-vested  common stock  associated with restricted stock awards. A reconciliation  of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             For the Three Months Ended March 31, 2004
                                             Income            Shares         Per-Share
                                           (Numerator)      (Denominator)       Amount
                                           -----------      -------------     ----------

Net loss                                    $ (1,985)
Less: Preferred stock dividends                4,856
                                            ---------

BASIC AND DILUTED EPS
Loss applicable to common stockholders      $ (6,841)            5,427          $ (1.26)
                                            =========       ==========          =======

                                             For the Three Months Ended March 31, 2003
                                             Income            Shares         Per-Share
                                           (Numerator)      (Denominator)       Amount
                                           -----------      -------------     ----------

Net loss                                   $ (8,848)
Less: Preferred stock dividends               4,856
                                           ---------

BASIC AND DILUTED EPS
Loss applicable to common stockholders     $(13,704)             5,339          $ (2.57)
                                           =========        ==========          =======

            Outstanding  stock  options for common  stock  granted to  officers, directors, key employees and others totaled 1.2 million at March 31, 2004.

PREFERRED STOCK DIVIDENDS

            At March 31,  2004,  dividends  in  arrears to Series A and Series B
Convertible  Preferred  Shareholders  were  $29.3  million  and  $38.7  million, respectively.  Presently  management  believes  that it is not  likely  that the
Company will be able to pay these dividends in the foreseeable future.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive  income (loss) for the three-months  ended March 31, 2004 and 2003 is as follows:

(IN THOUSANDS)                                    THREE MONTHS ENDED
                                                       MARCH 31,
                                                 2004           2003
                                                 ----           ----

Net loss                                        $(1,985)     $(8,848)

Other comprehensive income (loss):

   Foreign currency translation adjustments        (334)         761
                                                -------      -------

Comprehensive income (loss)                     $(2,319)     $(8,087)
                                                =======      =======

Accumulated other comprehensive  income (loss) balances as of March 31, 2004 and
December 31, 2003 were comprised as follows:

(IN THOUSANDS)
                                             MARCH 31,    DECEMBER 31,
                                               2004          2003
                                            -------------------------

Minimum pension liability adjustment        $(23,996)     $(23,996)

Foreign currency translation adjustment        2,020         2,354
                                            ----------------------

                                             (21,976)      (21,642)
                                            ======================

NOTE 4 - SHORT TERM INVESTMENTS

            Net realized and unrealized losses on trading securities included in other  income  (expense)  for the first  quarter of 2004 and 2003 were income of
$0.3 million and losses of $0.9 million, respectively.

NOTE 5 - INVENTORIES

            Inventories at March 31, 2004 and December 31, 2003 are comprised as follows:

(IN THOUSANDS)                                                                     MARCH 31,    DECEMBER 31,
                                                                                     2004          2003
                                                                                   ---------    ------------

Finished products                                                                  $ 14,826      $ 14,938
In-process                                                                            9,691         7,992
Raw materials                                                                        16,292        17,290
Precious metal - hedged                                                              15,322          --
Fine and fabricated precious metal in various stages of completion - at market        2,530         1,575
                                                                                   --------      --------
                                                                                     58,661        41,795
LIFO reserve                                                                           (968)          (13)
                                                                                   --------      --------
                                                                                   $ 57,693      $ 41,782
                                                                                   ========      ========

            The Company holds unhedged precious metal positions that are subject to market fluctuations. The portion of the precious metal inventory that has not been hedged and,  therefore,  is subject to price risk is included in  inventory using the last-in, first-out (LIFO) method of inventory valuation.

            Hedged  precious  metal  reflects  the fair value of precious  metal purchased  (other than LIFO  inventory)  and held by the  Company  plus the fair value of contracts that are in a gain position  undertaken to economically hedge price exposures. The price exposure is hedged through a forward or future sale.

            To the extent metal prices  increase  subsequent  to a spot purchase that has been hedged,  the Company will  recognize a gain as a result of marking the spot metal to market  while at the same time  recognizing  a loss related to the  fair  value  of the  derivative  instrument  (forwards  and  futures).  The aggregate  fair value of derivatives in a loss position is classified as part of hedged  metal  obligations  at the  balance  sheet date  because the Company has incurred a liability to a third party. Should the reverse occur and metal prices decrease,  the resultant gain on the derivative  will be offset against the loss within the hedged metal position.

            Both  hedged  precious  metal  and  derivative  instruments  used in hedging  are stated at fair  value.  Any change in value,  whether  realized  or unrealized, is recognized as an adjustment to cost of sales in the period of the change.

            The market value of the unhedged  precious metal inventory  recorded at LIFO  exceeded  cost by $1.0  million  and $0 million  at March 31,  2004 and
December 31, 2003,  respectively.  The operating loss for the three-months ended
March 31, 2003,  includes a non-cash charge  resulting from the lower of cost or market adjustment on precious metal inventories in the amount of $1.3 million.

            In the normal  course of business,  certain  customers and suppliers deposit  quantities  of  precious  metals  with the  Company  under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.  Metals held for the accounts of customers  and suppliers are not reflected in the Company's financial statements.

            At December 31, 2003,  1,605,000  ounces of silver and 14,617 ounces of  gold  were  leased  to  the  Company  under  a  consignment  facility.  This consignment  facility  was  terminated  on  March  30,  2004  and H&H  purchased approximately  $15.0 million of precious metal. The price exposure on this metal purchase was hedged through a forward sale.

NOTE 6 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

            The Company maintains  several  qualified and non-qualified  pension plans and other postretirement  benefit plans covering  substantially all of its employees.

The  following  table  presents  the  components  of net  periodic  pension cost
(credit) for the three months ended March 31, 2004 and 2003:

                                           Domestic Plan
                                     ------------------------
                                        2004          2003
                                     ------------------------
                                          (IN THOUSANDS)

Service cost                           $   375      $ 2,125
Interest cost                            5,800      $ 6,200
Expected return on plan assets          (6,875)      (6,175)
Amortization of prior service cost          25        1,450
Recognized actuarial (gain)/loss          --            430
                                       -------      -------
                                       $  (675)     $ 4,030
                                       =======      =======

NOTE 7 - GOODWILL AND OTHER INTANGIBLES

            The components of goodwill by segment at December 31, 2003 and March
31, 2004 were as follows:

(IN THOUSANDS)
                                    Precious            Wire &         Engineered
                                     Metals             Tubing           Materials             Total
                                    --------           --------        -----------           ----------

Balance as of December 31, 2003     $ 56,471           $ 21,751           $ 47,150           $ 125,372
                                    ========           ========           ========           =========

Balance at March 31, 2004           $ 56,471           $ 21,681           $ 47,150           $ 125,302
                                    ========           ========           ========           =========

            As of  December  31,  2003 and  March  31,  2004,  the  Company  had
approximately $0.6 million of other intangible assets, which will continue to be amortized over their remaining useful lives ranging from 3 to 17 years.

NOTE 8 - DEBT

            The  Company's   long-term  debt  consists  of  the  following  debt
instruments:

(IN THOUSANDS)                                    MARCH 31,  DECEMBER 31,
                                                    2004        2003
                                                  ---------    ---------

Senior Notes due 2005, 10 1/2%                    $ 92,820     $ 92,820
Handy & Harman  Credit Facility - Congress          22,150         --
Handy & Harman  Credit Facility - Ableco            71,000         --
Handy & Harman Senior Secured Credit Facility         --        129,080
Other                                                8,679        7,500
                                                  --------     --------
                                                   194,649      229,400

Less portion due within one year                     6,549       40,056
                                                  --------     --------
Total long-term debt                              $188,100     $189,344
                                                  ========     ========

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

            The new revolving  credit facility  provides for up to $70.0 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable  and  inventory.  The new  revolving  credit  facility  provides  for interest at LIBOR plus 2.75% or the U.S. Base rate plus 1.00%.  Borrowings under the new revolving  credit facility  amounted to $32.8 million at March 31, 2004.
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
Base rate plus 1.5%. Borrowings under the Congress Facilities are collateralized by first  priority  security  interests in and liens upon all present and future stock and assets of H&H and its  subsidiaries  including  all  contract  rights, deposit accounts, investment property, inventory,  equipment, real property, and all products and proceeds  thereof.  The $22.2  million of principal of the Term
Loan A is payable in monthly  installments of $299,000.  The Congress Facilities contain  affirmative,  negative,  and  financial  covenants  (including  minimum
EBITDA, maximum leverage,  and fixed charge coverage),  and restrictions on cash distributions that can be made to WHX.

            The Ableco  $71.0  million Term B Loan matures on March 31, 2007 and provides for annual  payments based on 40% of excess cash flow as defined in the agreement.  Interest  is  payable  monthly at the Prime Rate plus 8%. At no time shall the Prime Rate of interest  be below 4%. The Term B Facility  has a second priority security interest in and lien on all assets of H&H, subject only to the prior lien of the Congress Facilities. The Term B facility contains affirmative, negative,  and financial covenants (including minimum EBITDA,  maximum leverage, and fixed charge coverage),  and restrictions on cash  distributions that can be made to WHX.

            At March 31, 2004  restricted  cash of $7.7  million  collateralized letters of credit totaling $7.3 million.

            In March 2004,  H&H's wholly owned  Danish  subsidiary  obtained new financing  agreements  to  replace  and repay its  existing  debt which had been issued under a  multi-currency  facility  within the existing H&H Senior Secured
Credit Facilities.  The new Danish facilities are with a Danish Bank and include a  revolving  credit  facility  and term  loans.  At March  31,  2004  there was approximately $6.4 million outstanding under the term loans.

            In connection  with the refinancing of the H&H Senior Secured Credit
Facility in March 2004,  the Company wrote off deferred  financing  fees of $1.2 million.  In the three months ended March 31, 2003,  the Company  purchased  and retired $5.7 million  aggregate  principal amount of 10 1/2% Senior Notes in the open market for $4.5  million.  After the write off of $0.2  million of deferred debt related costs, the Company recognized a pre-tax gain of $1.0 million.

NOTE 9- CONTINGENCIES

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
On April 9, 2004, the Court of Appeals  vacated the SEC's cease and desist order and the  portion of the SEC's  Opinion  that found the order  justified,  on the grounds  that both were  arbitrary  and  capricious.  The Court's  Opinion  also expressly explained that the Court did not need to reach (and did not reach) the
Company's other claims, which, among other things,  challenged the merits of the
SEC's finding that the Company violated the "All Holders Rule." The Company does not know at this time whether the SEC will seek further  appellate review of the
Court's Opinion.

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

NOTE 10 - REPORTED SEGMENTS

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

            The following table presents information about reported segments for the three-month period ending March 31, 2004 and 2003:

(IN THOUSANDS)                          THREE MONTHS ENDED
                                            March 31,
                                          2004         2003
                                          ----         ----
Revenue

   Precious Metal                       $ 28,622      $ 22,354
   Wire & Tubing                          34,562        32,148
   Engineered Materials                   34,310        26,498
                                        --------      --------
           Consolidated revenue         $ 97,494      $ 81,000
                                        ========      ========

Segment operating income
   Precious Metal                       $  2,477      $ (1,199)
   Wire & Tubing                            (203)         (725)
   Engineered Materials                    3,151           613
                                        --------      --------
                                           5,425        (1,311)
                                        --------      --------

Loss on disposal of fixed assets              42            13
Unallocated corporate expenses             1,241         6,611
                                        --------      --------

    Operating income (loss)                4,142        (7,935)

Interest expense                           4,709         5,017
Gain on early retirement of debt          (1,161)        1,033
Other income (expense)                       255        (1,508)
                                        --------      --------

         Income (loss) before taxes       (1,473)      (13,427)
Income tax benefit                           512        (4,579)
                                        --------      --------

          Net loss                      $ (1,985)     $ (8,848)
                                        ========      ========

NOTE 11 - SUPPLEMENTAL WPC GROUP INCOME STATEMENT DATA

            During the three months ended March 31, 2003 the WPC Group  incurred a net loss of $45.6 million.  These results are not reflected in WHX's March 31,
2003  consolidated  results of  operations.  The WPC Group's  summarized  income statement  data for the three  months  ended  March 31,  2003 is as follows  (in thousands):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                              2003
                                                            --------

Net sales                                                   $ 238,672
Cost of goods sold, excluding depreciation                    247,253
Depreciation                                                   17,445
Selling, general and administrative expenses                   13,864
Reorganzation expenses                                          3,300
                                                            ---------

Operating profit/(loss)                                       (43,190)

Interest expense                                                3,651
Reorganization income (expense)                                    (9)
Other income (expense)                                          1,234
                                                            ---------

Pre-tax profit/(loss)                                         (45,616)

Tax provision                                                       9
                                                            ---------

Net income/(loss)                                           $ (45,625)
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

            o   The new H&H financing  agreements  discussed below restrict cash payments  to WHX.  The ability of WHX to  liquidate  liabilities arising in the ordinary course of business  through December 31,
                2004  contemplates the sale of assets held at the parent company level, which management intends to do as necessary;

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
                WPC  was  part  of the  Company's  consolidated  tax  group.  In accordance  with  federal  tax laws and  regulations,  WPC's tax attributes  have been  utilized  by the  Company's  consolidated group to reduce its consolidated  federal tax  obligations.  The
                WPC  Group's  tax  attributes  were  available  to the WHX Group through December 31, 2003, and are no longer available; and

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

RESULTS OF OPERATIONS

COMPARISON OF THE FIRST QUARTER OF 2004 WITH THE FIRST QUARTER OF 2003

            Net sales for the first quarter of 2004 were $97.5 million  compared to $81.0 million in the first quarter of 2003.  Sales  increased by $6.3 million at the Precious  Metal  Segment,  $2.4 million at the Wire & Tubing  Segment and
$7.8  million at the  Engineered  Materials  Segment.  Gross  profit  percentage increased in the first  quarter of 2004 to 18.5% from 17.3% in the first quarter of 2003.  This  increase  resulted  from a $1.3 million  lower of cost or market adjustment for precious metal inventory in the 2003 period.

            Selling,  general and administrative expenses decreased $8.2 million to $13.8  million  in the  first  quarter  of 2004  from  $22.0  million  in the comparable 2003 period.  This resulted from a decrease in net pension expense of
$4.7 million, a $3.5 million charge for employee separation and related expenses in the first quarter of 2003, lower executive and administrative expenses at H&H resulting from personnel  reductions,  and the termination of the WPN management agreement. This was partially offset by increased selling expense related to the
20.4% increase in sales.  The $3.5 million charge in 2003 related to a reduction in executive, administrative and information technology personnel at H&H.

            Operating  income  for the first  quarter  of 2004 was $4.1  million compared to an  operating  loss of $7.9  million for the first  quarter of 2003.
Operating  income at the segment level was $5.4 million compared to an operating loss of $1.3 million in 2003. The improvement  relates to increased sales at all business  segments and reduced SG&A  expenses.  The 2003  operating  loss at the segment  level  includes the $3.5 million  charge for  employee  separation  and related expenses discussed above. These charges have been allocated to the three business segments.

            Unallocated  corporate  expenses  declined from $6.6 million to $1.2 million.  This  improvement is related to a decrease in pension  expense of $4.7 million,  lower  professional  fees,  and the  termination of the WPN management agreement in January of 2004,  partially offset by an increase in salary expense and  insurance  costs.  Full year pension  expense  under SFAS 87  accounting is estimated to be a credit of $2.7 million in 2004. Accordingly,  a pension credit of $0.7 million was recognized in the first quarter of 2004.

            Interest  expense  for the  first  quarter  of 2004  decreased  $0.3 million to $4.7  million from $5.0  million in the first  quarter of 2003.  This decrease was due to lower borrowings and lower interest rates.

            Other  income  of $0.3  million  in the  first  quarter  of 2004 was primarily investment income.

            For the three  months ended March  31,2004 the company  recorded the write off of deferred  financing fees of $1.2 million  related to H&H's previous credit  facility,  which was refinanced on March 31, 2004.  This $1.2 million is classified  as a  loss  on  the  early  retirement  of  debt  in  the  condensed consolidated  statement of  operations  at March 31,  2004.  In the three months ended March 31, 2003, the Company  purchased and retired $5.7 million  aggregate principal  amount of 10 1/2% Senior  Notes in the open market for $4.5  million.
After the write off of $0.2 million of deferred debt related costs,  the Company recognized a pre-tax gain of $1.0 million.

            In 2004 a tax provision of $0.5 million was recorded for foreign and state  taxes.  The Company has  recorded a  valuation  allowance  related to the
Federal tax benefit associated with the current year loss due to the uncertainty of realizing these benefits in the future. The 2003 first quarter tax benefit is based on a Federal benefit of 35%, offset by permanent differences and state and foreign tax expense.

            The comments that follow  compare  revenues and operating  income by segment for the first quarter 2004 and 2003:

PRECIOUS METAL

            Sales for the Precious  Metal  Segment  increased  $6.3 million from
$22.4  million in 2003 to $28.6  million in 2004  primarily  due to the stronger
U.S.   manufacturing   economy,   including  the   automotive,   electronic  and
construction sectors, and increased precious metal prices.

            Operating income increased $3.7 million to $2.5 million in 2004 from a loss of $1.2 million in 2003.  Included in 2003 is a non-cash lower of cost or market  charge of $1.3  million  related to  precious  metals  inventory  and an additional  $1.1 million of  severance  and related  expenses  allocated to this group from the  reduction  in salaried  staff at Handy & Harman.  The  remaining operating  income  increase  of $1.3  million is  related to the  abovementioned increase in sales.

WIRE & Tubing

            Sales for the Wire & Tubing  Segment  increased  $2.4  million  from
$32.1  million in 2003 to $34.6  million in 2003.  This  increase  is  primarily related to a strong appliance market for our domestic and foreign  refrigeration tubing businesses.

            Operating loss decreased by $0.5 million from a loss of $0.7 million in 2003 to an  operating  loss of $0.2  million in 2004.  Included in 2003 is an additional  $1.5 million of  severance  and related  expenses  allocated to this group from the  reduction  in salaried  staff at Handy & Harman.  The  remaining operating  income  decline  of $1.0  million in 2004 was due to a shift to lower margin products in the wire group when compared to the first quarter of 2003 and production  inefficiencies  related to new products at a stainless  tubing group facility.  These  declines  were  partially  offset  by the  improved  operating performance at our refrigeration tubing facilities.

ENGINEERED MATERIALS

            Sales for the Engineered  Materials  Segment  increased $7.8 million from $26.5 million in 2003 to $34.3 million in 2004 due to a stronger commercial construction market, increased home center sales, new products in this segment's fastener business, and increased sales prices.

            Operating income increased by $2.5 million from $0.6 million in 2003 to $3.2  million in 2004.  Included  in 2003 is an  additional  $0.9  million of severance  and related  expenses  allocated to this group from the  reduction in salaried staff at Handy & Harman.  The remaining  operating  income  increase is primarily due to the sales gains discussed above,  partially offset by increased steel costs.

FINANCIAL POSITION

            Net cash used by  operating  activities  for the three  months ended
March 31, 2004  totaled  $17.3  million.  Income from  operations  adjusted  for non-cash income and expense items provided $3.0 million of cash. Working capital accounts used $20.8 million of funds, as follows: Accounts receivable used $15.7 million,  trade payables  provided  $10.3  million,  and net other current items provided $0.5 million.  Inventories totaled $57.7 million at March 31, 2004, and used $15.9  million.  The increase in accounts  receivable,  which was partially offset by an increase in trade  payables,  reflects  the strong sales levels for the quarter  compared to the  preceding  quarter.  The  increase in inventory is related to the termination of the Company's precious metal consignment facility.
At December 31, 2003,  1,605,000 ounces of silver and 14,617 ounces of gold were leased to the Company under the consignment  facility.  Upon termination of this facility on March 30, 2004 H&H purchased approximately $15.0 million of precious metal.  The price  exposure on this metal  purchase was hedged through a forward sale.

            Other  non-working  capital items  included in operating  activities provided $0.6 million.

            In the first three months of 2004, $2.4 million was spent on capital improvements.

            In 2003 the  Company  purchased  an  aircraft,  which it sold in the first quarter of 2004 for $19.3 million. The sale resulted in a gain of $30,000.
The aircraft was included in other current assets on the Company's  consolidated balance sheet at December 31, 2003.

            The Company's major subsidiary, H&H, maintains separate and distinct credit facilities with various financial institutions.  These facilities contain affirmative,  negative,  and  financial  covenants  (including  minimum  EBITDA,
maximum  leverage,  and  fixed  charge  coverage),   and  restrictions  on  cash
distributions that can be made to WHX.

            Borrowings  outstanding under Handy & Harman's new credit facilities at March 31, 2004 amounted to $125.9  million.  Restricted  cash of $7.7 million collateralized letters of credit totaling $7.3 million.

LIQUIDITY

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

            WHX's liquidity is dependent on its ability to refinance the 10 1/2%
Senior Notes,  cash on hand,  investments,  and general economic  conditions and their effect on market demand. In addition, it is dependent upon the WHX Group's ability to sustain profitable operations and control costs during periods of low demand  or  pricing  in order to  sustain  positive  cash  flow.  The WHX  Group satisfied its working capital  requirements  through cash on hand,  investments, borrowing  availability  under  the H&H  Facilities  and  funds  generated  from operations.  The WHX Group believes that,  cash on hand,  investments,  sales of selected assets, and funds available under the new H&H credit  facilities,  will provide  the WHX Group with the funds  required to satisfy  working  capital and capital expenditure requirements. However, factors, such as economic conditions, could  materially  affect  the WHX  Group's  results  of  operations,  financial condition and liquidity.

            The new H&H financing  agreements (see below) restrict cash payments to WHX.  The ability of WHX to  liquidate  liabilities  arising in the  ordinary course of business  prior to the  maturity of the 10 1/2% Senior  Notes on April
15, 2005 contemplates the sale of assets held at the parent company level, which management intends to do as necessary.

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

            The new revolving  credit facility  provides for up to $70.0 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable  and  inventory.  The new  revolving  credit  facility  provides  for interest at LIBOR plus 2.75% or the U.S. Base rate plus 1.00%.  Borrowings under the new revolving  credit facility  amounted to $32.8 million at March 31, 2004.
The  Congress  facilities  mature on March 31,  2007.  On March 31, 2004 H&H had approximately  $4.0 million of funds  available  under the new revolving  credit facility  after  deducting  $10.0  million of excess  availability  required  at closing ($5.0 million required thereafter). The Term Loan A is collateralized by eligible  equipment  and real  estate,  and  provides for interest at LIBOR plus
3.25% or the prime rate plus 1.5%.  Borrowings under the Congress Facilities are collateralized  by first  priority  security  interests  in and  liens  upon all present and future stock and assets of H&H and its  subsidiaries  including  all contract rights, deposit accounts,  investment property,  inventory,  equipment, real property,  and all products and proceeds thereof. The principal of the Term
Loan A is payable in monthly  installments of $299,000.  The Congress Facilities contain  affirmative,  negative,  and  financial  covenants  (including  minimum
EBITDA, maximum leverage,  and fixed charge coverage),  and restrictions on cash distributions that can be made to WHX.

            The Ableco  $71.0  million Term B Loan matures on March 31, 2007 and provides for annual  payments based on 40% of excess cash flow as defined in the agreement.  Interest  is  payable  monthly at the Prime Rate plus 8%. At no time shall the Prime Rate of interest  be below 4%. The Term B Facility  has a second priority security interest in and lien on all assets of H&H, subject only to the prior lien of the Congress Facilities. The Term B facility contains affirmative, negative,  and financial covenants (including minimum EBITDA,  maximum leverage, and fixed charge coverage),  and restrictions on cash  distributions that can be made to WHX.

            In March 2004,  H&H's wholly owned  Danish  subsidiary  obtained new financing  agreements  to  replace  and repay its  existing  debt which had been issued under a  multi-currency  facility  within the existing H&H Senior Secured
Credit Facilities.  The new Danish facilities are with a Danish Bank and include a  revolving  credit  facility  and term  loans.  At March  31,  2004  there was approximately $6.2 million outstanding under the term loans.

            As  of  March  31,  2004,  the  total  of  the  WHX  Group's  future
contractual  commitments,   including  the  repayment  of  debt  obligations  is
summarized as follows:

                                             Payments Due by Period
                     ---------------------------------------------------------------------------
    Contractual
    Obligations           Total          2004        2005        2006      2007       thereafter
------------------------------------------------------------------------------------------------
Debt                    $ 227,428     $ 38,317    $ 96,869     $ 4,051   $ 83,734      $ 4,457
Operating Leases        $   5,161     $  1,262    $  1,660     $ 1,326   $    913      $     7

            At  March  31,  2004  there  were 2.6  million  shares  of  Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an amount equal to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2% Senior  Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied at March 31, 2004.  Presently,  management believes that it is not likely that the Company will be able to pay these  dividends in the  foreseeable future.  The holders of the Preferred  Stock are eligible to elect two directors to the  Company's  Board of  Directors  upon the  Company's  failure  to pay six quarterly  dividend  payments,  whether  or not  consecutive.  Dividends  on the
Preferred  Stock have not been paid since the  dividend  payment of October  31,
2000.  Accordingly,  the holders of the Preferred  Stock have the right to elect two directors to the Company's  Board of Directors.  To date, the holders of the
Preferred  Stock have not elected such directors.  At March 31, 2004,  preferred dividends in arrears totaled $68.0 million.

NEW ACCOUNTING STANDARDS

            In  January   2003,   the  FASB   issued   Interpretation   No.  46,
"Consolidation of Variable Interest Entities," which addresses  consolidation by a business of variable interest entities in which it is the primary beneficiary.
In December  2003,  the FASB  issued a revised  Interpretation,  FIN 46R,  which addresses a partial deferral of and certain proposed modifications to FIN 46, to address  certain  implementation  issues.  The adoption of FIN 46R on January 1,
2004 did not have a material impact on the Company's financial statements.

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

            The Company holds unhedged precious metal positions that are subject to market fluctuations. The portion of the precious metal inventory that has not been hedged and,  therefore,  is subject to price risk is included in  inventory using the last-in, first-out (LIFO) method of inventory valuation. To the extent that  additional  precious  metal  inventory is required to support  operations, precious  metals are  purchased  and  immediately  sold using  forward or future contracts, to eliminate the economic risk of price fluctuations. To minimize the risk of counter  party  non-performance,  such  contracts  are made only through major financial  institutions.  From time to time, senior management reviews the appropriate precious metal inventory levels and may elect to make adjustments.

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
At March 31, 2004, the Company's portfolio of long-term debt included fixed-rate instruments.  Accordingly,  the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations.  In addition, the fair value of such  instruments  is also  affected by investors'  assessments  of the risks associated  with  industries  in  which  the  Company  operates  as  well as the
Company's overall  creditworthiness and ability to satisfy such obligations upon their maturity. However, the Company's sensitivity to interest rate declines and other  market risks that might  result in a  corresponding  increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable  effect on the Company's result of operations and cash flows to the extent that the Company elected  to  repurchase  or  retire  all or a  portion  of its  fixed-rate  debt portfolio at an amount in excess of the corresponding carrying value.

ITEM 4.      CONTROLS AND PROCEDURES

            Based on their  evaluation,  as of March  31,  2004,  the  Company's
Principal  Executive Officer and Principal  Financial Officer have concluded the
Company's  disclosure  controls and  procedures (as defined in Rule 13a-15 under the  Securities  Exchange  Act of  1934)  are  effective.  There  have  been  no significant changes in internal controls over financial reporting  subsequent to
December 31, 2003 that have  materially  affected,  or are reasonably  likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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
On April 9, 2004, the Court of Appeals  vacated the SEC's cease and desist order and the  portion of the SEC's  Opinion  that found the order  justified,  on the grounds  that both were  arbitrary  and  capricious.  The Court's  Opinion  also expressly explained that the Court did not need to reach (and did not reach) the
Company's other claims, which, among other things,  challenged the merits of the
SEC's finding that the Company violated the "All Holders Rule." The Company does not know at this time whether the SEC will seek further  appellate review of the
Court's Opinion.

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            At March  31,  2004,  there  were 2.6  million  shares  of  Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an equal amount to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2 % Senior Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied as of March 31, 2004.  Presently,  management  believes that it is not  likely  that  the  Company  will  be  able to pay  these  dividends  in the foreseeable  future.  At March 31, 2004  dividends  in arrear  amounted to $68.0 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         *  Exhibit 10.1  Agreement  dated  February 11, 2004 by and between the
            Company and Daniel P. Murphy, Jr.

         *  Exhibit 31.1  Certification of Principal  Executive Officer pursuant to Rule  13a-14(a) or 15d-14(a)  of the  Securities  Exchange Act of
            1934,  as  amended,  as  adopted  pursuant  to  Section  302  of the
            Sarbanes-Oxley Act of 2002.

         *  Exhibit 31.2 Certificate of Principal  Financial Officer pursuant to
            Rule 13a-14(a) or 15d-14(a) of the Securities  Exchange Act of 1934,
            as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley
            Act of 2002.

         *  Exhibit  32.1  Certification  of  Principal  Executive  Officer  and
            Principal  Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)
            of the  Securities Act of 1934, as amended,  as adopted  pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

            Form 8-K filed on January 13, 2004

            Form 8-K filed on March 25, 2004

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

                                 May 14, 2004

