Form 10-Q
period 2004-06-30
WHX CORP
filed 2004-08-16
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 2004
                               -------------------------------------------------

/ /   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

     FOR QUARTER ENDED JUNE 30, 2004              COMMISSION FILE NUMBER 1-2394

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

The number of shares of Common Stock issued and outstanding as of August 2, 2004 was 5,485,856.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                  2004           2003          2004             2003
----------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands - except per-share)

Net sales                                                      $ 107,840      $  83,519      $ 205,334      $ 164,519

Cost of goods sold                                                87,511         67,131        166,974        134,080
                                                               ---------      ---------      ---------      ---------

Gross profit                                                      20,329         16,388         38,360         30,439

Selling, general and administrative expenses (see note 10)        13,524         20,759         27,371         42,842
Asset impairment charge                                            9,000           --            9,000           --
Gain (loss) on disposal of fixed assets                            1,707            (13)         1,665             84
                                                               ---------      ---------      ---------      ---------

Income (loss) from operations                                       (488)        (4,384)         3,654        (12,319)
                                                               ---------      ---------      ---------      ---------

Other:
           Interest expense                                        6,107          4,903         10,816          9,920
           (Loss) gain on early retirement of debt                  --            1,966         (1,161)         2,999
           Other income (expense)                                  6,016          1,696          6,271            188
                                                               ---------      ---------      ---------      ---------

Loss before taxes                                                   (579)        (5,625)        (2,052)       (19,052)

Tax expense (benefit)                                                375         (1,567)           887         (6,146)
                                                               ---------      ---------      ---------      ---------

Net loss                                                       $    (954)     $  (4,058)     $  (2,939)     $ (12,906)
                                                               =========      =========      =========      =========

Dividend requirement for preferred stock                       $   4,856      $   4,856      $   9,712      $   9,712
                                                               =========      =========      =========      =========

Net loss applicable to common stock                            $  (5,810)     $  (8,914)     $ (12,651)     $ (22,618)
                                                               =========      =========      =========      =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Loss per share                                                 $   (1.07)     $   (1.67)     $   (2.33)     $   (4.24)
                                                               =========      =========      =========      =========

SEE NOTES TO CONDENSED CONSOLIDATED STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               JUNE 30,     DECEMBER 31,
                                                                2004           2003
-------------------------------------------------------------------------------------------
                                                         (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                             $  26,295      $  41,990
      Trade receivables - net                                  63,999         42,054
      Inventories                                              59,547         41,782
      Other current assets                                     14,048         30,174
                                                            ---------      ---------
                 Total current assets                         163,889        156,000

Property, plant and equipment at cost                         139,768        146,459
   Less accumulated depreciation and amortization             (53,072)       (42,236)
                                                            ---------      ---------
                                                               86,696        104,223

Goodwill and other intangibles                                125,874        126,089
Intangibles - pension asset                                       758            758
Assets held for sale                                            2,000          2,000
Other non-current assets                                       23,809         17,076
                                                            ---------      ---------

                                                            $ 403,026      $ 406,146
                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade payables                                         $  37,235      $  27,300
     Accrued liabilities                                       21,454         29,395
     Current portion of long-term debt                         96,874         40,056
     Short-term debt                                           37,840           --
                                                            ---------      ---------
               Total current liabilities                      193,403         96,751

Long-term debt                                                 94,370        189,344
Accrued pension liability                                      25,864         27,367
Other employee benefit liabilities                              7,532          7,840
Additional minimum pension liability                           24,912         24,912
Other liabilities                                               1,205          1,047
                                                            ---------      ---------
                Total liabilities                             347,286        347,261

Stockholders' Equity:
    Preferred stock - $.10 par value; authorized 10,000
       shares; issued and outstanding: 5,523 shares               552            552
    Common stock -  $.01 par value; authorized 60,000
       shares; issued and outstanding: 5,486 shares                55             55
    Accumulated other comprehensive loss                      (21,881)       (21,642)
    Additional paid-in capital                                556,206        556,206
    Unearned compensation - restricted stock awards               (66)           (99)
    Accumulated deficit                                      (479,126)      (476,187)
                                                            ---------      ---------
                 Total stockholders' equity                    55,740         58,885
                                                            ---------      ---------

                                                            $ 403,026      $ 406,146
                                                            =========      =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  2004            2003
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $  (2,939)     $ (12,906)

Items not affecting cash from operating activities:
  Depreciation and amortization                                   7,368          7,485
  Amortization of debt related costs                              1,131            829
  Asset impairment charge                                         9,000           --
  Other postretirement benefits                                     225            125
  Loss (gain) on early retirement of debt                         1,161         (2,999)
  WPSC note recovery                                             (5,596)
  Deferred income taxes                                            --           (7,208)
  (Gain) on asset dispositions                                   (1,665)          (490)
  Pension expense (credit)                                       (1,278)         8,060
  Equity loss in affiliated companies                                 2             31
 Other                                                               34           --
Decrease (increase)  in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                         (21,945)        (5,199)
       Inventories                                              (17,765)          (317)
       Short term investments-trading                              --          199,005
       Investment account borrowings                               --         (107,857)
       Other current assets                                       2,422          3,298
       Other current liabilities                                  2,324         (4,487)
  Pension contribution                                             (226)          --
  Other items-net                                                (4,789)          (468)
                                                              ---------      ---------
Net cash (used in) provided by operating activities             (32,536)        76,902
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from WPC                                                --              500
  Purchase of aircraft                                             --          (19,171)
  Proceeds from sale of aircraft                                 19,301           --
  Plant additions and improvements                               (4,357)        (5,939)
  Proceeds from sales of assets                                   7,049          3,704
                                                              ---------      ---------
Net cash provided by (used in) investing activities              21,993        (20,906)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from Handy & Harman term loans                  99,329           --
   Net borrowings from revolving credit facilities               36,936           --
   Repayment of  H&H Senior Secured Credit Facility            (149,684)          --
   Net borrowings from H&H Senior Secured Credit Facility        20,604         22,425
   Repayment of H&H Industrial Revenue Bonds                     (7,500)          --
   Debt issuance fees                                            (4,837)          --
   Cash paid on early extinguishment of debt                       --          (14,302)
   Due from Unimast                                                --            3,204
                                                              ---------      ---------
Net cash (used in)provided by financing activities               (5,152)        11,327
                                                              ---------      ---------
NET CASH (USED IN) PROVIDED BY OPERATIONS                       (15,695)        67,323

Cash and cash equivalents at beginning of period                 41,990         18,396
                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  26,295      $  85,719
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

            Certain  information and footnote  disclosures  normally included in financial  statements  prepared in accordance with generally accepted accounting principles  have been condensed or omitted.  This quarterly  report on Form 10-Q should be read in conjunction with the Company's audited consolidated  financial statements  contained in Form 10-K for the year ended  December  31,  2003.  The results of  operations  for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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
Accordingly,  the accompanying condensed  consolidated  statements of operations and the condensed consolidated statements of cash flows for the six-months ended
June 30, 2003 exclude WPC. A Chapter 11 Plan of  Reorganization  (the "POR") for
the WPC Group was consummated on August 1, 2003. Among other things, as a result of the  consummation  of the POR,  each  member  of the WPC Group is no longer a subsidiary of WHX Corporation.

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

            The new H&H financing agreements (see note 9) restrict cash payments to WHX.  The ability of WHX to  liquidate  liabilities  arising in the  ordinary course of business  prior to the  maturity of the 10 1/2% Senior  Notes on April
15, 2005 is dependent on cash on hand.

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

STOCK BASED COMPENSATION

            The following table  illustrates the effect on net loss and loss per share if WHX had applied the fair- value recognition  provisions of Statement of
Financial   Accounting   Standards   No.  123,   "Accounting   for   Stock-Based
Compensation, ("SFAS123"), to stock-based compensation:

                                                                     SIX MONTHS ENDED
                                                                 JUNE 30, 2004   JUNE 30, 2003
                                                                 -------------   -------------
                                                                 (IN THOUSANDS - EXCEPT PER SHARE)

Net loss as reported applicable to common stockholders              $(12,651)     $(22,618)
Add: compensation expense included in net loss                            33            66

Deduct: total stock-based compensation expense determined under
    fair-value based method for all awards                              (226)         (386)
                                                                    --------      --------

Pro forma basic and diluted loss per share                          $(12,844)     $(22,938)
                                                                    ========      ========

Loss per share:
   Basic and diluted  - as reported                                 $  (2.33)     $  (4.24)
   Basic and diluted  - pro forma                                   $  (2.37)     $  (4.30)

                                                                     THREE MONTHS ENDED
                                                                 JUNE 30, 2004   JUNE 30, 2003
                                                                 -------------   -------------
                                                                 (IN THOUSANDS - EXCEPT PER SHARE)

Net loss as reported applicable to common stockholders              $ (5,810)     $ (8,914)
Add: compensation expense included in net loss                            17            66

Deduct: total stock-based compensation expense determined under
    fair-value based method for all awards                              (113)         (259)
                                                                    --------      --------

Pro forma basic and diluted loss per share                          $ (5,906)     $ (9,107)
                                                                    ========      ========

Loss per share:
   Basic and diluted  - as reported                                 $  (1.07)     $  (1.67)
   Basic and diluted  - pro forma                                   $  (1.09)     $  (1.71)

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

            FASB Staff  Position  No.  106-2 (FSP  106-2)  includes  guidance on recognizing  the  effects  of  the  new  legislation  under  various  conditions surrounding  the assessment of "actuarial  equivalence"  of subsidies  under the
Act. FSP 106-2 is effective  for the first  interim or annual  period  beginning after June 15, 2004 with earlier application permitted. The Company is currently evaluating the impact of this Statement.

NOTE 2 - EARNINGS PER SHARE

            The  computation  of basic loss per  common  share is based upon the average  number of shares of Common Stock  outstanding.  In the  computation  of diluted loss per common share in the six and three-month  periods ended June 30,
2004 and 2003,  the  conversion  of preferred  stock and the exercise of options would have had an  anti-dilutive  effect.  At June 30, 2004 and 2003 the assumed conversion  of  preferred  stock and  non-vested  restricted  stock awards would increase  outstanding  shares of common stock by 5,127,914  shares.  At June 30,
2004 the exercise of stock options would increase  outstanding  shares of common stock by 47,308 shares.  At June 30, 2004 there were 26,667 shares of non-vested common stock associated with restricted  stock awards.  A reconciliation  of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             For the Three Months Ended June 30, 2004
                                              Income            Shares        Per-Share
                                            (Numerator)      (Denominator)     Amount
                                            -----------      -------------    ---------

Net loss                                     $   (954)
Less: Preferred stock dividends                 4,856
                                             --------

BASIC AND DILUTED EPS
Loss applicable to common stockholders       $ (5,810)           5,426        $  (1.07)
                                             ========        ===========      =========

                                             For the Three Months Ended June 30, 2003
                                              Income            Shares        Per-Share
                                            (Numerator)      (Denominator)     Amount
                                            -----------      -------------    ---------

Net loss                                     $ (4,058)
Less: Preferred stock dividends                 4,856
                                             --------

BASIC AND DILUTED EPS
Loss applicable to common stockholders       $ (8,914)           5,340        $  (1.67)
                                             ========        ===========      =========

                                               For the Six Months Ended June 30, 2004
                                              Income            Shares        Per-Share
                                            (Numerator)      (Denominator)     Amount
                                            -----------      -------------    ---------

Net loss                                     $ (2,939)
Less: Preferred stock dividends                 9,712
                                             --------

BASIC AND DILUTED EPS
Loss applicable to common stockholders       $(12,651)           5,426        $  (2.33)
                                             ========        ==========       =========

                                               For the Six Months Ended June 30, 2003
                                              Income            Shares        Per-Share
                                            (Numerator)      (Denominator)     Amount
                                            -----------      -------------    ---------

Net loss                                     $(12,906)
Less: Preferred stock dividends                 9,712
                                             ---------

BASIC AND DILUTED EPS
Loss applicable to common stockholders       $(22,618)           5,339        $  (4.24)
                                             ========        ===========     =========

            Outstanding  stock  options for common  stock  granted to  officers, directors, and key employees totaled 1.4 million at June 30, 2004.

PREFERRED STOCK DIVIDENDS

            At June 30,  2004,  dividends  in  arrears  to Series A and Series B
Convertible  Preferred  Shareholders  were  $31.4  million  and  $41.5  million, respectively.  Presently  management  believes  that it is not  likely  that the
Company will be able to pay these dividends in the foreseeable future.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six-months ended June 30, 2004 and
2003 is as follows:

(IN THOUSANDS)                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                                   2004         2003           2004          2003
                                                                ---------     ---------     ---------     ---------

Net loss                                                        $   (954)     $ (4,058)     $ (2,939)     $(12,906)

Other comprehensive income (loss):
  Write off of deferred foreign currency translation losses        1,142         1,142
   Foreign currency translation adjustments                          (95)          269          (239)        1,030
                                                                --------      --------      --------      --------

Comprehensive loss                                              $ (1,049)     $ (2,647)     $ (3,178)     $(10,734)
                                                                ========      ========      ========      ========

Accumulated other  comprehensive  income (loss) balances as of June 30, 2004 and
December 31, 2003 were comprised as follows:

(in thousands)
                                                                        JUNE 30,   DECEMBER 31,
                                                                         2004         2003
                                                                      ----------   -----------

Minimum pension liability adjustment                                  $(23,996)     $(23,996)

Foreign currency translation adjustment                                  2,115         2,354
                                                                      --------      --------

                                                                       (21,881)      (21,642)
                                                                      ========      ========

NOTE 4 - SHORT TERM INVESTMENTS

            Net realized and unrealized gains on trading securities  included in other  income  (expense)  for the  six-months  ended June 30, 2004 and 2003 were income of $0.3 million and $1.6 million, respectively.

            Net realized and unrealized losses on trading securities included in other income  (expense)  for the second  quarter of 2004 and 2003 were income of
$0.0 million and $2.6 million, respectively.

NOTE 5 - INVENTORIES

            Inventories  at June 30, 2004 and December 31, 2003 are comprised as follows:

(IN THOUSANDS)                                                                       JUNE 30,    DECEMBER 31,
                                                                                      2004          2003
                                                                                   ----------    -----------

Finished products                                                                  $ 13,946      $ 14,938
In-process                                                                           10,308         7,992
Raw materials                                                                        21,036        17,290
Precious metal - hedged                                                              12,695          --
Fine and fabricated precious metal in various stages of completion - at market        1,714         1,575
                                                                                   --------      --------
                                                                                     59,699        41,795
LIFO reserve                                                                           (152)          (13)
                                                                                   --------      --------
                                                                                   $ 59,547      $ 41,782
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

            The market value of the unhedged  precious metal inventory  exceeded
LIFO value cost by $0.2 million and $0 million at June 30, 2004 and December 31,
2003,  respectively.  The operating loss for the six-months ended June 30, 2003, includes a non-cash charge resulting from the lower of cost or market adjustment on precious metal inventories in the amount of $1.3 million.

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
of  gold  were  leased  to  the  Company  under  a  consignment  facility.  This consignment facility was terminated on March 30, 2004 and H&H purchased precious metal  with a then  market  value of  approximately  $15.0  million.  The  price exposure on this metal purchase was hedged through a forward sale.

NOTE 6 - ASSET IMPAIRMENT CHARGE

            On June 30, 2004 the Company  evaluated the current  operating plans and current and forecasted  operating  results of its wire & cable business.  In
accordance  with  Statement  of  Financial   Accounting  Standards  Number  144,
"Accounting for Impairment or Disposal of Long-Lived  Assets" ("SFAS 144"),  the
Company  determined that there were indicators of impairment as of June 30, 2004 based on  continued  operating  losses,  deteriorating  margins,  and rising raw material  costs.  An estimate of future cash flows indicated that as of June 30,
2004 cash flows  would be  insufficient  to support  the  carrying  value of the long-term assets of the business. Accordingly, these assets were written down to their  estimated  fair value by  recording  an asset  impairment  charge of $9.0 million in the second quarter.  The Company  continues to evaluate this business and future plans could include,  among other things,  continued operation of the business or the sale or closure of all or parts of this business.

NOTE 7 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

            The Company maintains  several  qualified and non-qualified  pension plans and other postretirement  benefit plans covering  substantially all of its employees.

The  following  table  presents  the  components  of net  periodic  pension cost
(credit) for the three and six months ended June 30, 2004 and 2003:

                                            Domestic Plan                  Domestic Plan
                                       -------------------------   -----------------------
(in thousands)                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                          2004          2003           2004         2003
                                       ------------------------    -----------------------

Service cost                           $    114      $  2,125      $    489      $  4,250
Interest cost                             6,363         6,200        12,163        12,400
Expected return on plan assets           (7,098)       (6,175)      (13,973)      (12,350)
Amortization of prior service cost           18         1,450            43         2,900
Recognized actuarial (gain)/loss           --             430          --             860
                                       --------      --------      --------      --------
                                       $   (603)     $  4,030      $ (1,278)     $  8,060
                                       ========      ========      ========      ========

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

            The  components of goodwill by segment at December 31, 2003 and June
30, 2004 were as follows:

(in thousands)
                                        Precious       Wire &       Engineered
                                         Metals        Tubing        Materials        Total
                                        ----------    ----------    -----------    ----------

Balance as of December 31, 2003         $  56,471     $  21,751      $  47,150     $ 125,372

Pre acquistion foreign NOL utilized          --            (199)          --            (199)

                                        ---------     ---------      ---------     ---------
Balance at June 30, 2004                $  56,471     $  21,552      $  47,150     $ 125,173
                                        =========     =========      =========     =========

            At December 31, 2003 and June 30, 2004 there was no goodwill related to the Wire Group.

            As of  December  31,  2003  and  June  30,  2004,  the  Company  had
approximately $0.6 million of other intangible assets, which will continue to be amortized over their remaining useful lives ranging from 3 to 17 years.

NOTE 9 - DEBT

            The  Company's   long-term  debt  consists  of  the  following  debt
instruments:

(IN THOUSANDS)                                     JUNE 30,    DECEMBER 31,
                                                     2004         2003
                                                  ----------   ------------

Senior Notes due 2005, 10 1/2%                    $ 92,820     $ 92,820
Handy & Harman  Credit Facility - Congress          21,252         --
Handy & Harman  Credit Facility - Ableco            71,000         --
Handy & Harman Senior Secured Credit Facility         --        129,080
Other                                                6,172        7,500
                                                  --------     --------
                                                   191,244      229,400

Less portion due within one year                    96,874       40,056
                                                  --------     --------
Total long-term debt                              $ 94,370     $189,344
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
Concurrently with the new financing agreements,  WHX loaned $43.5 million to H&H to  repay,  in  part,  the  Senior  Secured  Credit  Facilities.  Such  loan  is subordinated to the loans from Congress and Ableco.  In addition,  WHX deposited
$5.0 million of cash with Ableco as collateral for the H&H obligation.  Portions of the cash  collateral  may be  returned to WHX prior to maturity of the Term B
Loan if H&H meets and maintains certain defined leverage ratios.

            The new revolving  credit facility  provides for up to $70.0 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable  and  inventory.  The new  revolving  credit  facility  provides  for interest at LIBOR plus 2.75% or the U.S. Base rate plus 1.00%.  Borrowings under the new revolving  credit  facility  amounted to $37.8 million at June 30, 2004.
The  Congress  Facilities  mature on March 31,  2007.  On June 30,  2004 H&H had approximately  $14.0 million of funds available  under the new revolving  credit facility after deducting $5.0 million excess availability requirement.  The Term
Loan A is collateralized by eligible equipment and real estate, and provides for interest at LIBOR plus 3.25% or U.S. Base rate plus 1.5%.  Borrowings  under the
Congress  Facilities  are  collateralized  by all present  and future  stock and assets  of H&H and its  subsidiaries  including  all  contract  rights,  deposit accounts,  investment property,  inventory,  equipment,  real property,  and all products and proceeds  thereof.  The  principal of the Term Loan A is payable in monthly  installments of $299,000.  The Congress Facilities contain affirmative, negative,  and financial covenants (including minimum EBITDA,  maximum leverage, and fixed charge coverage),  and restrictions on cash  distributions that can be made to WHX. The Company was in compliance with all covenants at June 30, 2004.

            The Ableco  $71.0  million Term B Loan matures on March 31, 2007 and provides for annual  payments based on 40% of excess cash flow as defined in the agreement.  Interest  is  payable  monthly at the Prime Rate plus 8%. At no time shall  the  Prime  Rate  of  interest  be  below  4%.  The  Term B  Facility  is collateralized  by all  assets of H&H,  subject  only to the  prior  lien of the
Congress Facilities.  The Term B facility contains  affirmative,  negative,  and financial  covenants  (including  minimum EBITDA,  maximum  leverage,  and fixed charge  coverage),  and restrictions on cash  distributions  that can be made to
WHX. The Company was in compliance with all covenants at June 30, 2004.

            In March 2004,  H&H's wholly owned  Danish  subsidiary  obtained new financing  agreements  to  replace  and repay its  existing  debt which had been issued under a  multi-currency  facility  within the existing H&H Senior Secured
Credit Facilities.  The new Danish facilities are with a Danish Bank and include a  revolving  credit  facility  and term  loans.  At June  30,  2004  there  was approximately $6.2 million outstanding under the term loans.

            As  described  above  the H&H  loan  agreements  contain  provisions restricting  payments to WHX. At June 30, 2004 the net assets of H&H amounted to
$108.1  million,  all of which was  restricted as to the payment of dividends to
WHX.

            In connection  with the refinancing of the H&H Senior Secured Credit
Facility in March 2004,  the Company wrote off deferred  financing  fees of $1.2 million.  This charge is classified as loss on early  retirement of debt. In the six months ended June 30, 2003, the Company  purchased and retired $17.7 million aggregate  principal amount of 10 1/2% Senior Notes in the open market for $14.3 million. After the write off of $0.4 million of deferred debt related costs, the
Company recognized a pre-tax gain of $3.0 million.

NOTE 10- CONTINGENCIES

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
On April 9, 2004, the Court of Appeals  vacated the SEC's cease and desist order and the  portion of the SEC's  Opinion  that found the order  justified,  on the grounds  that both were  arbitrary  and  capricious.  The Court's  Opinion  also expressly explained that the Court did not need to reach (and did not reach) the
Company's other claims, which, among other things,  challenged the merits of the
SEC's  finding that the Company  violated the "All Holders  Rule." All times for the SEC to seek rehearing or to file a petition for certiorari  have expired and the mandate has issued.  Accordingly,  this matter is now final. As a result, in the second quarter of 2004 the Company  reversed a $1.3 million reserve that was previously recorded for the estimated liability related to this proceeding. This reversal was credited to selling,  general,  and  administrative  expense in the accompanying Condensed Consolidated Statement of Operations.

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

            The following table presents information about reported segments for the three and six-month periods ending June 30, 2004 and 2003:

(in thousands)                                Three Months Ended             Six Months Ended
                                                     June 30,                     June 30,
                                               2004          2003            2004          2003
                                            ----------     ---------      ---------      ---------
Revenue
   Precious Metal                           $  27,956      $  21,365      $  56,578      $  43,719
   Wire & Tubing                               35,668         30,759         70,230         62,907
   Engineered Materials                        44,216         31,395         78,526         57,893
                                            ---------      ---------      ---------      ---------
           Consolidated revenue             $ 107,840      $  83,519      $ 205,334      $ 164,519
                                            =========      =========      =========      =========

Segment operating income
   Precious Metal                           $   1,220      $    (177)     $   3,696      $  (1,376)
   Wire & Tubing                               (9,002)           159         (9,205)          (566)
   Engineered Materials                         6,011          2,906          9,162          3,521
                                            ---------      ---------      ---------      ---------
                                               (1,771)         2,888          3,653          1,579
                                            ---------      ---------      ---------      ---------

Gain/(loss) on disposal of fixed assets         1,707            (13)         1,665             84
Unallocated corporate expenses                    424          7,259          1,664         13,982
                                            ---------      ---------      ---------      ---------

    Operating Income/(loss)                      (488)        (4,384)         3,654        (12,319)

Interest expense                                6,107          4,903         10,816          9,920
Gain (loss) on early retirement of debt          --            1,966         (1,161)         2,999
Other income (expense)                          6,016          1,696          6,271            188
                                            ---------      ---------      ---------      ---------

         Loss before taxes                       (579)        (5,625)        (2,052)       (19,052)

Income tax expense (benefit)                      375         (1,567)           887         (6,146)
                                            ---------      ---------      ---------      ---------

          Net loss                          $    (954)     $  (4,058)     $  (2,939)     $ (12,906)
                                            =========      =========      =========      =========

NOTE 12 - SUPPLEMENTAL WPC GROUP INCOME STATEMENT DATA

            During the  six-months  ended June 30, 2003 the WPC Group incurred a net loss of $67.1  million.  These  results are not  reflected in WHX's June 30,
2003  consolidated  results of  operations.  The WPC Group's  summarized  income statement  data for the three and six- months  ended June 30, 2003 is as follows
(in thousands):

                                                          THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                         JUNE 30, 2003   JUNE 30, 2003
                                                         -------------   -------------

          Net sales                                        $ 250,469      $ 489,141
          Cost of goods sold, excluding depreciation         239,702        486,955
          Depreciation                                        16,349         33,794
          Selling, general and administrative expenses        11,394         25,258
          Reorganization expenses                              2,845          6,145
                                                           ---------      ---------
          Operating loss                                     (19,821)       (63,011)

          Interest expense                                     4,072          7,723
          Reorganization income                                  169            160
          Other income                                         1,612          2,846
                                                           ---------      ---------

          Pre-tax loss                                       (22,112)       (67,728)

          Tax provision                                         (638)          (629)
                                                           ---------      ---------

          Net loss                                         $ (21,474)     $ (67,099)
                                                           =========      =========

NOTE 13 - SUBSEQUENT EVENT

            In 2003, as part of the WPC Group Plan of Reorganization WHX forgave its  claims  against  the  WPC  Group  and,  additionally,  contributed  to  the reorganized  company  $20.0  million  in cash,  for which WHX  received  a $10.0 million  subordinated  note. This Note was fully reserved upon receipt.  In July
2004 the  Company  realized  $5.6  million  upon the sale of the note to a third party and,  accordingly,  the reserve was reversed and $5.6 million was recorded in other income in the second quarter of 2004.

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
                 however there can be no assurance that such refinancing will be obtained. The Company's access to capital markets in the future to refinance such  indebtedness may be limited.  If the Company were  unable to  refinance  this  obligation,  it would  have a material  adverse impact on the liquidity,  financial  position and capital  resources  of WHX and would  impact the  Company's
                 ability  to  continue  as  a  going   concern.   The  financial
                 statements  do not  reflect  any  adjustments  related  to this matter.  In  June  2004  WHX  announced  that  it had  retained
                 Jefferies  &  Company,   Inc.   to  assist  it  in   developing
                 recapitalization   alternatives.   A  committee   of  preferred
                 shareholders  has  been  formed  and  has  retained  legal  and financial advisors;

            o    The new H&H financing  agreements discussed below restrict cash payments to WHX.  The ability of WHX to  liquidate  liabilities arising in the ordinary course of business through December 31,
                 2004 is dependent upon cash on hand;

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

RESULTS OF OPERATIONS

COMPARISON OF THE SECOND QUARTER OF 2004 WITH THE SECOND QUARTER OF 2003

            Net  sales  for the  second  quarter  of 2004  were  $107.8  million compared to $83.5 million in the second quarter of 2003. Sales increased by $6.6 million at the Precious Metal Segment, $4.9 million at the Wire & Tubing Segment and $12.8 million at the Engineered  Materials Segment.  Gross profit percentage decreased  in the  second  quarter  of 2004 to 18.9%  from  19.6% in the  second quarter of 2003. This decrease resulted primarily from lower margins in the wire and cable business and increased precious metal prices.

            Selling,  general and administrative expenses decreased $7.3 million to $13.5  million  in the  second  quarter  of 2004 from  $20.8  million  in the comparable 2003 period.  This resulted  primarily from a decrease in net pension expense of $4.6 million,  lower  professional  fees, the  termination of the WPN management agreement in January 2004, and the reversal of a $1.3 million reserve for a legal proceeding that was resolved in the Company's favor.

            Operating  loss for the  second  quarter  of 2004  was $0.5  million compared to $4.4 million for the second  quarter of 2003.  Operating loss at the segment level was $1.8 million  compared to operating  income of $2.9 million in
2003. This decrease in operating loss is due to a $9.0 million asset  impairment charge  recorded  in the second  quarter of 2004  relating to the wire and cable business.  Partially  offsetting  this  charge  are  improvements  related to an increase in sales at all business  segments and the  reduction in SG&A  expenses previously discussed.

            Gain on  disposal  of fixed  assets for the  second  quarter of 2004 amounted to $1.7 million, which resulted from the sale of an aircraft.

            Interest  expense  for the  second  quarter of 2004  increased  $1.2 million to $6.1 million from $4.9  million in the second  quarter of 2003.  This increase was due to increased interest rates.

            Other  income was $6.0  million in the second  quarter of 2004.  The
Company  had  received  a  $10.0  million   subordinated  note  from  WPSC  upon
consummation of the POR, which had been fully reserved. In July 2004 the Company realized  $5.6  million  upon  the  sale  of the  note  to a  third  party  and, accordingly,  the reserve was  reversed  and $5.6  million was recorded in other income.

              In the three-months ended June 30, 2003, the Company purchased and retired $12.0 million aggregate  principal amount of 10 1/2% Senior Notes in the open market for $9.8  million.  After the write off of $0.2  million of deferred debt related costs,  the Company  recognized a pre-tax gain of $2.0 million.  No
10-1/2% Senior Notes were repurchased by the Company in the  three-months  ended
June 30, 2004.

            In the second  quarter of 2004 a tax  provision  of $0.4 million was recorded  for foreign  and state  taxes.  The  Company has  recorded a valuation allowance related to the Federal tax benefit  associated with the current period loss due to the uncertainty of realizing these benefits in the future.  The 2003 second  quarter  tax  benefit is based on a Federal  benefit  of 35%,  offset by permanent  differences  and state and foreign tax expense.  At December 31, 2003 the Company had Federal net operating  loss carry  forwards of $90.6 million for which no benefit has been recognized.

            The comments that follow  compare  revenues and operating  income by segment for the second quarter 2004 and 2003:

PRECIOUS METAL

            Sales for the Precious  Metal  Segment  increased  $6.6 million from
$21.4  million in 2003 to $28.0  million in 2004  primarily  due to market share gains,  stronger demand in the electrical and  telecommunications  markets,  and increased precious metal prices.

            Operating income increased $1.4 million to $1.2 million in 2004 from a loss of $0.2 million in 2003.  The 2003 period  included $1.4 million of costs related to the closure of facilities.  Improvements in operating  income in 2004 resulting  from the  aforementioned  sales  growth  were  offset by  higher  raw material costs and start up costs related to a new facility in Malaysia.

WIRE & TUBING

            Sales for the Wire & Tubing  Segment  increased  $4.9  million  from
$30.8  million in 2003 to $35.7  million in 2004.  This  increase  is  primarily related to market share gains and stronger demand in refrigeration, medical, and semi conductor markets as they relate to the Company's tubing businesses.

            Operating  income  decreased  by  $9.2  million  from a loss of $0.2 million in 2003 to a loss of $9.0  million in 2004.  The 2004 period  includes a
$9.0 million asset impairment charge relative to the wire and cable business. An estimate  of future  cash flows  indicated  that as of June 30,  2004 cash flows would be insufficient  to support the carrying value of the long-term  assets of the  business.  Accordingly,  these assets were written down to their  estimated fair  value by  recording  an  asset  impairment  charge  of $9.0  million.  The operating  results  of  this  segment  were  negatively  impacted  by  the  poor performance  of the wire and cable  business  and by  production  inefficiencies related to new products at a stainless  tubing group  facility.  These  declines were offset by the improved operating  performance at the Company's other tubing facilities.  These  improvements are directly related to the sales  improvements discussed  above.  The 2003 period included $1.2 million of costs related to the closure of certain specialty wire facilities.

ENGINEERED MATERIALS

            Sales for the Engineered  Materials  Segment increased $12.8 million
(41%)  from  $31.4  million  in 2003 to  $44.2  million  in 2004 due to a strong commercial construction market and increased sales prices.

            Operating income increased by $3.1 million from $2.9 million in 2003 to $6.0 million in 2004. The operating income increase is due to the sales gains discussed above, partially offset by increased steel costs.

UNALLOCATED CORPORATE EXPENSES

            Unallocated corporate expenses declined from $7.3 million in 2003 to
$.4  million in 2004.  This  improvement  is  related  to a decrease  in pension expense of $4.6 million,  lower  professional  fees, the  termination of the WPN management  agreement  in January of 2004,  and the  reversal of a $1.3  million reserve for a legal proceeding.  These  improvements were partially offset by an increase in salary expense and insurance costs.  Full year pension expense under
SFAS 87  accounting  is  estimated  to be a  credit  of $2.6  million  in  2004.
Accordingly,  a pension  credit of $0.6  million  was  recognized  in the second quarter of 2004.

COMPARISON OF THE FIRST SIX MONTHS OF 2004 WITH THE FIRST SIX MONTHS OF 2003

            Net  sales for the first  six  months  of 2004 were  $205.3  million compared to $164.5 million in the first six months of 2003.  Sales  increased by
$12.9  million at the  Precious  Metal  Segment,  by $7.3  million at the Wire &
Tubing Segment, and by $20.6 million at the Engineered Materials Segment.  Gross profit percentage  increased in the six month period of 2004 to 18.7% from 18.5%
in the comparable  2003 period  primarily due to a $1.3 million lower of cost or market adjustment for precious metal inventory in the first quarter of 2003, and higher precious metal prices and lower margins at the wire group in 2004..

            Selling, general and administrative expenses decreased $15.4 million to $27.4  million  in the first six  months of 2004 from  $42.8  million  in the comparable  2003 period.  This resulted from decreased  pension  expense of $9.3 million,  lower  professional  fees,  and the  termination of the WPN management agreement.  Also  included in the 2004 period is the  reversal of a $1.3 million reserve for a legal proceeding that was settled in the Company's favor. Included in the 2003 six month results is approximately  $2.6 million associated with the shut down of certain H&H  operations,  and a $3.5  million  charge for  employee separation and related  expenses in the first quarter of 2003. This $3.5 million charge  related to a reduction  in  executive,  administrative  and  information technology personnel at H&H.

            Gain on disposal of fixed  assets for the six months  ended June 30,
2004 amounted to $1.7 million. This gain was primarily from the sale of an aircraft.

            Operating  income for the first six months of 2004 was $3.7  million compared  to a $12.3  million  operating  loss for the first six months of 2003.
Operating  income at the segment  level was $3.7  million  compared to operating income  of $1.6  million  in 2003.  The 2004  operating  results  include a $9.0 million asset impairment  charge recorded in the second quarter of 2004 relating
to  the  wire  and  cable  business.   Partially   offsetting  this  charge  are
improvements  related to the increase in sales at all business  segments and the reduction in SG&A expenses previously  discussed.  The 2003 operating results at the segment level include the $3.5 million  charge for employee  separation  and related  expenses,  and incremental  costs (primarily  employee related) of $2.2 million associated with the shut down of certain H&H operations discussed above.

            Interest  expense  for the first six months of 2004  increased  $0.9 million to $10.8 million from $9.9 million in the first six months of 2003. This increase was due to increased interest rates.

            Other  income was $6.3  million in 2004.  The Company had received a
$10.0 million  subordinated  note from WPSC upon  consummation of the POR, which had been fully reserved. In July 2004 the Company realized $5.6 million upon the sale of the note to a third party and, accordingly, the reserve was reversed and
$5.6 million was recorded in other income.

            In the six months ended June 30,  2003,  the Company  purchased  and retired $17.7 million aggregate  principal amount of 10 1/2% Senior Notes in the open market for $14.3  million.  After the write-off of $0.4 million of deferred debt related costs, the Company recognized a gain of $3.0 million.

             The  Company  has  recorded a  valuation  allowance  related to the
Federal  tax  benefit  associated  with  the  current  period  loss  due  to the uncertainty of realizing  these benefits in the future.  In 2004 a tax provision of $ 0.9 million was recorded  for foreign and state taxes.  The 2003 period tax provision is based on a federal benefit of 35%, offset by permanent  differences and state and foreign tax expense.  At December 31, 2003 the Company had Federal net operating loss carry forwards of $90.6 million for which no benefit has been recognized.

            The comments that follow compare  revenues and operating income from continuing operations by segment for the six-month periods 2004 and 2003:

PRECIOUS METAL

            Sales for the Precious  Metal Segment  increased  $12.9 million from
$43.7  million  in 2003 to $56.6  million  in 2004.  This  increase  in sales is primarily  due to market  share gains,  stronger  demand in the  electrical  and telecommunications markets, and increased precious metal prices.

            Operating  income was $3.7 million in 2004  compared to an operating loss of $1.4  million in 2003.  Included  in 2003 is a non cash lower of cost or market charge of $1.3 million related to precious metal inventory,  $1.1 million of severance  related  expenses  allocated to this segment from the reduction in salaried staff at H&H, and costs associated with the closure of facilities.  The balance  of the  improvement  in  operating  income  in 2004 is  related  to the abovementioned increase in sales.

WIRE & TUBING

            Sales for the Wire & Tubing  Segment  increased  $7.3  million  from
$62.9  million in 2003 to $70.2  million in 2004.  This  increase  is  primarily related to market share gains and stronger demand in refrigeration, medical, and semi-conductor markets as they relate to the Company's tubing businesses.

            Operating  loss  increased by $8.6 million from an operating loss of
$0.6  million  in 2003 to a loss of $9.2  million  in  2004.  This  increase  in operating loss is due to a $9.0 million asset impairment  charge recorded in the second  quarter of 2004 relating to the wire and cable  business.  The operating results of this segment were negatively  impacted by the poor performance of the wire and cable business and by production inefficiencies related to new products at a stainless tubing group facility. These declines were offset by the improved
operating   performance  at  the  Company's  other  tubing   facilities.   These
improvements are directly related to the sales improvements discussed above. The
2003 period  included  $1.2  million of costs  related to the closure of certain wire facilities and $1.5 million of severance related expenses allocated to this segment from the reduction in salaried staff at H&H.

ENGINEERED MATERIALS

            Sales for the Engineered  Materials  Segment increased $20.6 million from $57.9 in 2003 to $78.5  million in 2004  primarily due to due to a stronger commercial construction market, market share gains, and increased sales prices.

            Operating income increased $5.7 million from $3.5 million in 2003 to
$9.2 million in 2004. This increase in operating  income is primarily due to the increase in sales noted  above.  Included in 2003 is $0.9  million of  severance related expenses  allocated to this segment from the reduction in salaried staff at H&H.

UNALLOCATED CORPORATE EXPENSES

            Unallocated  corporate expenses decreased from $14.0 million to $1.7 million. This decrease is primarily related to decreased pension expense of $9.3 million,  lower  professional  fees,  the  termination  of  the  WPN  management agreement in January of 2004,  and the  reversal of $1.3  million  reserve for a legal  proceeding.  These  improvements  were partially offset by an increase in salary  expense and  insurance  costs.  Full year pension  expense under SFAS 87 accounting is estimated to be a credit of $2.6 million in 2004.  Accordingly,  a pension credit of $1.3 million was recognized in the first half of 2004.

FINANCIAL POSITION

            Net cash used by operating  activities for the six months ended June
30, 2004 totaled $32.5  million.  Income from  operations  adjusted for non-cash income and expense items provided $7.4 million of cash. Working capital accounts used $35.0 million of funds, as follows: accounts receivable used $21.9 million, trade payables provided $9.9 million.  Inventories totaled $59.5 million at June
30, 2004,  and used $17.8  million.  Net other current items used $10.7 million.
The increase in accounts  receivable,  which was partially offset by an increase in trade  payables,  reflects  the strong  sales levels for the six month period ended June 30, 2004. The increase in inventory is related to the  termination of the  Company's  precious  metal  consignment  facility.  At December  31,  2003,
1,605,000  ounces of silver and 14,617 ounces of gold were leased to the Company under the consignment  facility.  Upon termination of this facility on March 30,
2004, H&H purchased  approximately  $15.0 million of precious  metal.  The price exposure on this metal purchase was hedged through a forward sale.

            A  pension  contribution  of $0.2  million  was  made in the  second quarter of 2004.

            In connection with the H&H  refinancing,  WHX deposited $5.0 million of cash with H&H's lender as collateral for the H&H obligation.  Portions of the cash  collateral  may be  returned  to WHX prior to  maturity of the loan if H&H meets and maintains certain defined leverage ratios.  Other non-working  capital items included in operating activities provided $0.2 million.

            In the first six months of 2004,  $4.4  million was spent on capital improvements.

            In 2003 the  Company  purchased  an  aircraft,  which it sold in the first quarter of 2004 for $19.3 million. The sale resulted in a gain of $30,000.
The aircraft was included in other current assets on the Company's  consolidated balance sheet at December 31, 2003.  Additionally,  the Company sold an aircraft in second quarter of 2004.  The sale of this aircraft  provided $7.0 million and resulted in a pre-tax gain of $1.7 million.

            The Company's major subsidiary, H&H, maintains separate and distinct credit facilities with various financial institutions.  These facilities contain affirmative,  negative,  and  financial  covenants  (including  minimum  EBITDA,
maximum  leverage,  and  fixed  charge  coverage),   and  restrictions  on  cash
distributions that can be made to WHX.

            Borrowings  outstanding  under Handy & Harman's credit facilities at
June 30, 2004 amounted to $130.1  million.  In addition there was  approximately
$6.2  million  of  borrowings   outstanding  under  H&H's  wholly  owned  Danish
subsidiary's term loans.

LIQUIDITY

            As previously discussed,  the WHX 10 1/2% Senior Notes in the amount of $92.8  million are due on April 15, 2005.  It is the  Company's  intention to refinance this obligation prior to its scheduled maturity;  however there can be no assurance that such  refinancing  will be obtained.  The Company's  access to capital markets in the future to refinance such indebtedness may be limited.  If the Company were unable to refinance this  obligation,  it would have a material adverse impact on the liquidity, financial position and capital resources of WHX and would  impact the  Company's  ability to  continue as a going  concern.  The financial statements do not reflect any adjustments related to this matter.

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

            The new H&H financing  agreements (see below) restrict cash payments to WHX.  The ability of WHX to  liquidate  liabilities  arising in the  ordinary course of business  prior to the  maturity of the 10 1/2% Senior  Notes on April
15, 2005 is dependent on cash on hand.

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

            The new revolving  credit facility  provides for up to $70.0 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable  and  inventory.  The new  revolving  credit  facility  provides  for interest at LIBOR plus 2.75% or the U.S. Base rate plus 1.00%.  Borrowings under the new revolving  credit  facility  amounted to $37.8 million at June 30, 2004.
The  Congress  facilities  mature on March 31,  2007.  On June 30,  2004 H&H had approximately  $14.0 million of funds available  under the new revolving  credit facility after deducting $5.0 million of excess  availability  requirement.  The
Term  Loan A is  collateralized  by  eligible  equipment  and real  estate,  and provides  for  interest  at  LIBOR  plus  3.25% or the  prime  rate  plus  1.5%.
Borrowings under the Congress  Facilities are  collateralized by all present and future  stock and  assets of H&H and its  subsidiaries  including  all  contract rights,  deposit  accounts,  investment  property,  inventory,  equipment,  real property,  and all products and proceeds thereof. The principal of the Term Loan
A is  payable in monthly  installments  of  $299,000.  The  Congress  Facilities contain  affirmative,  negative,  and  financial  covenants  (including  minimum
EBITDA, maximum leverage,  and fixed charge coverage),  and restrictions on cash distributions  that can be made to WHX. The Company was in  compliance  with all covenants at June 30, 2004.

            The Ableco  $71.0  million Term B Loan matures on March 31, 2007 and provides for annual  payments based on 40% of excess cash flow as defined in the agreement.  Interest  is  payable  monthly at the Prime Rate plus 8%. At no time shall  the  Prime  Rate  of  interest  be  below  4%.  The  Term B  Facility  is collateralized  by all  assets of H&H,  subject  only to the  prior  lien of the
Congress Facilities.  The Term B facility contains  affirmative,  negative,  and financial  covenants  (including  minimum EBITDA,  maximum  leverage,  and fixed charge  coverage),  and restrictions on cash  distributions  that can be made to
WHX. The Company was in compliance with all covenants at June 30, 2004.

            In March 2004,  H&H's wholly owned  Danish  subsidiary  obtained new financing  agreements  to  replace  and repay its  existing  debt which had been issued under a  multi-currency  facility  within the existing H&H Senior Secured
Credit Facilities.  The new Danish facilities are with a Danish Bank and include a  revolving  credit  facility  and term  loans.  At June  30,  2004  there  was approximately $6.2 million outstanding under the term loans.

            As  described  above  the H&H  loan  agreements  contain  provisions restricting  payments to WHX. At June 30, 2004 the net assets of H&H amounted to
$108.1  million,  all of which was  restricted as to the payment of dividends to
WHX.

            As of June 30, 2004, the total of the WHX Group's future contractual commitments,  including  the  repayment of debt  obligations  is  summarized  as follows:

                                                   Payments Due by Period
                      ----------------------------------------------------------------------------
  Contractual
  Obligations          Total         2004         2005        2006         2007        thereafter
--------------------------------------------------------------------------------------------------
Debt                 $229,083     $ 39,795     $ 96,877     $  4,059     $ 83,815     $  4,537
Operating Leases     $  4,741     $    842     $  1,660     $  1,326     $    913     $      7

            At June  30,  2004  there  were  2.6  million  shares  of  Series  A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an amount equal to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2% Senior  Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied at June 30, 2004.  Presently,  management  believes that it is not likely that the Company will be able to pay these  dividends in the  foreseeable future.  The holders of the Preferred  Stock are eligible to elect two directors to the  Company's  Board of  Directors  upon the  Company's  failure  to pay six quarterly  dividend  payments,  whether  or not  consecutive.  Dividends  on the
Preferred  Stock have not been paid since the  dividend  payment of October  31,
2000.  Accordingly,  the holders of the Preferred  Stock have the right to elect two directors to the Company's  Board of Directors.  To date, the holders of the
Preferred  Stock have not elected such  directors.  At June 30, 2004,  preferred dividends in arrears totaled $72.9 million. The Company has retained Jefferies &
Company to assist in the  evaluation  of possible  recapitalization  options.  A committee of preferred  shareholders  has been formed and has retained legal and financial advisors.

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

            Proposed FASB Staff Position No. 106b (FSP 106-b) includes  guidance on  recognizing  the effects of the new  legislation  under  various  conditions surrounding  the assessment of "actuarial  equivalence"  of subsidies  under the
Act. The proposed FSP 106-b,  if passed would be effective for the first interim or  annual  period  beginning  after  June 15,  2004  with  earlier  application permitted. The Company is currently evaluating the impact of this Statement.

                                     *******
                                       21

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
At June 30, 2004, the Company's  portfolio of long-term debt included fixed-rate instruments.  Accordingly,  the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations.  In addition, the fair value of such  instruments  is also  affected by investors'  assessments  of the risks associated  with  industries  in  which  the  Company  operates  as  well as the
Company's overall  creditworthiness and ability to satisfy such obligations upon their maturity. However, the Company's sensitivity to interest rate declines and other  market risks that might  result in a  corresponding  increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable  effect on the Company's result of operations and cash flows to the extent that the Company elected  to  repurchase  or  retire  all or a  portion  of its  fixed-rate  debt portfolio at an amount in excess of the corresponding carrying value.

ITEM 4.      CONTROLS AND PROCEDURES

            Based  on  their  evaluation,  as of June 30,  2004,  the  Company's
Principal  Executive Officer and Principal  Financial Officer have concluded the
Company's  disclosure  controls and  procedures (as defined in Rule 13a-15 under the  Securities  Exchange  Act of  1934)  are  effective.  There  have  been  no significant changes in internal controls over financial reporting  subsequent to
March 31,  2004 that  have  materially  affected,  or are  reasonably  likely to materially affect, the Company's internal control over financial reporting.

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
On April 9, 2004, the Court of Appeals  vacated the SEC's cease and desist order and the  portion of the SEC's  Opinion  that found the order  justified,  on the grounds  that both were  arbitrary  and  capricious.  The Court's  Opinion  also expressly explained that the Court did not need to reach (and did not reach) the
Company's other claims, which, among other things,  challenged the merits of the
SEC's  finding that the Company  violated the "All Holders  Rule." All times for the SEC to seek rehearing or to file a petition for certiorari  have expired and the mandate has issued. Accordingly, this matter is now final.

            See Note 10 to the Condensed  Consolidated  Financial Statements and
the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2004 ANNUAL MEETING OF STOCKHOLDERS

            The 2004 Annual Meeting of Stockholders was held on June 2, 2004.

            All of the Company's  nominees as Class II  directors,  as set forth below,  were elected.  There was no  solicitation in opposition to the Company's nominees.  The other members of the Company's  Board of Directors as of the date of the Company's annual meeting of stockholders  were Neil D. Arnold,  Robert A.
Davidow, William Goldsmith,  Louis Klein, Jr., Howard Mileaf, Neale X. Trangucci
and Stewart E. Tabin.

Matters voted on at the meeting and the number of votes cast:

                                                      VOTED FOR        WITHHELD
            (1)   Election of Directors
                       Marvin L. Olshan               3,737,812         562,869
                       Garen W. Smith                 3,737,245         563,436
                       Raymond S. Troubh              3,722,525         578,156

                                                                        AGAINST                     BROKER
                                                      VOTED FOR          VOTED      ABSTENTIONS     NON-VOTES
                                                      ---------          -----      -----------     ---------
            (2)   Ratification  of   Pricewaterhouse
                  Coopers   LLP  as  the   Company's
                  Independent    Registered   Public
                  Accounting  Firm  for  the  fiscal
                  year ending December 31, 2004       4,179,163         110,958        10,560            0

            In  addition  to the  matters  voted upon at the  Annual  Meeting as described above,  holders of the Company's Series A Convertible  Preferred Stock
and Series B Convertible  Preferred  Stock,  voting together as a class, had the right to elect up to two directors to the Board of Directors of the Company. Two preferred  stockholders  had solicited  proxies in support of their  election as directors,  but no action was taken on this matter because a quorum of preferred stockholders was not present at the Annual Meeting.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            At June  30,  2004,  there  were  2.6  million  shares  of  Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an equal amount to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2 % Senior Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied as of June 30, 2004. Presently, management believes that it is not likely that the Company will be able to pay these  dividends in the  foreseeable future. At June 30, 2004 dividends in arrears amounted to $72.9 million.

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

     *  Exhibit 31.2  Certification of Principal  Financial  Officer pursuant to
        Rule 13a-14(a) or 15d-14(a) of the  Securities  Exchange Act of 1934, as
        amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002.

     *  Exhibit 32.1 Certification of Principal  Executive Officer and Principal
        Financial  Officer  pursuant  to  Rule  13a-14(b)  or  15d-14(b)  of the
        Securities Act of 1934, as amended,  as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Form 8-K filed on April 2, 2004

        Form 8-K filed on April 13, 2004

        Form 8-K filed on May 6, 2004

        Form 8-K filed on June 7, 2004

        Form 8-K filed on June 21, 2004

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

                                             August 12, 2004

