Form 10-Q/A
period 2004-06-30
WHX CORP
filed 2004-10-22
CIK 106618

                                   FORM 10-Q/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    /x/        QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   JUNE 30, 2004

   / /         TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       -------------    --------------------

          FOR QUARTER ENDED JUNE 30, 2004       COMMISSION FILE NUMBER 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                          13-3768097
            (State of Incorporation)                (IRS Employer
                                                  Identification No.)

               110 EAST 59TH STREET
                NEW YORK, NEW YORK                     10022
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

EXPLANATORY NOTE

     This  Amendment No. 1 to Form 10-Q amends Item 2  (Management's  Discussion and Analysis of Financial  Condition and Results of Operations) of our Form 10-Q
for the  quarterly  period  ended  June  30,  2004,  which  was  filed  with the
Securities and Exchange  Commission on August 16, 2004 (the "Original  Filing"),
to  add  certain  disclosures  under  the  sections  entitled   "Liquidity"  and
"Financial  Position" relating to the discussion of our availability of cash and changes in accounts  receivable and inventory balances from December 31, 2003 to
June 30,  2004.  No other  aspects of the  Original  Filing have been amended or modified.

                                                             WHX CORPORATION
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)

                                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                                   2004            2003           2004            2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                            (in thousands - except per-share)

Net sales                                                      $ 107,840       $  83,519       $ 205,334       $ 164,519

Cost of goods sold                                                87,511          67,131         166,974         134,080
                                                               ----------       ---------      ----------      ----------

Gross profit                                                      20,329          16,388          38,360          30,439

Selling, general and administrative expenses (see note 10)        13,524          20,759          27,371          42,842
Asset impairment charge                                            9,000            --             9,000            --
Gain (loss) on disposal of fixed assets                            1,707             (13)          1,665              84
                                                               ----------       --------       ----------      ----------
Income (loss) from operations                                       (488)         (4,384)          3,654         (12,319)
                                                               ----------       --------       ----------      ----------

Other:
           Interest expense                                        6,107           4,903          10,816           9,920
           (Loss) gain on early retirement of debt                  --             1,966          (1,161)          2,999
           Other income (expense)                                  6,016           1,696           6,271             188
                                                               ----------       --------       ----------      ----------
Loss before taxes                                                   (579)         (5,625)         (2,052)        (19,052)

Tax expense (benefit)                                                375          (1,567)            887          (6,146)
                                                               ----------       --------       ----------      ----------

Net loss                                                       $    (954)      $  (4,058)      $  (2,939)      $ (12,906)
                                                               ==========       =========      ==========      ==========

Dividend requirement for preferred stock                       $   4,856       $   4,856       $   9,712       $   9,712
                                                               ==========       =========      ==========      ==========

Net loss applicable to common stock                            $  (5,810)      $  (8,914)      $ (12,651)      $ (22,618)
                                                               ==========       =========      ==========      ==========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Loss per share                                                 $   (1.07)      $   (1.67)      $   (2.33)      $   (4.24)
                                                               ==========       =========      ==========      ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
----------------------------------------------------------------------------------------------------------
                                                                    (Dollars and shares in thousands)
ASSETS
Current Assets:

      Cash and cash equivalents                                    $ 26,295                   $ 41,990
      Trade receivables - net                                        63,999                     42,054
      Inventories                                                    59,547                     41,782
      Other current assets                                           14,048                     30,174
                                                                  ---------                  ---------
                 Total current assets                               163,889                    156,000

Property, plant and equipment at cost                               139,768                    146,459
   Less accumulated depreciation and amortization                   (53,072)                   (42,236)
                                                                  ---------                  ---------
                                                                     86,696                    104,223

Goodwill and other intangibles                                      125,874                    126,089
Intangibles - pension asset                                             758                        758
Assets held for sale                                                  2,000                      2,000
Other non-current assets                                             23,809                     17,076
                                                                  ---------                  ---------
                                                                  $ 403,026                  $ 406,146
                                                                  =========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade payables                                                $ 37,235                   $ 27,300
     Accrued liabilities                                             21,454                     29,395
     Current portion of long-term debt                               96,874                     40,056
     Short-term debt                                                 37,840                          -
                                                                  ---------                  ---------
               Total current liabilities                            193,403                     96,751
Long-term debt                                                       94,370                    189,344
Accrued pension liability                                            25,864                     27,367
Other employee benefit liabilities                                    7,532                      7,840
Additional minimum pension liability                                 24,912                     24,912
Other liabilities                                                     1,205                      1,047
                                                                  ---------                  ---------
                Total liabilities                                   347,286                    347,261
Stockholders' Equity:
    Preferred stock - $.10 par value; authorized 10,000
       shares; issued and outstanding: 5,523 shares                     552                        552
    Common stock -  $.01 par value; authorized 60,000
       shares; issued and outstanding: 5,486 shares                      55                         55
    Accumulated other comprehensive loss                            (21,881)                   (21,642)
    Additional paid-in capital                                      556,206                    556,206
    Unearned compensation - restricted stock awards                     (66)                       (99)
    Accumulated deficit                                            (479,126)                  (476,187)
                                                                  ---------                  ---------
                 Total stockholders' equity                          55,740                     58,885
                                                                  ---------                  ---------
                                                                  $ 403,026                  $ 406,146
                                                                  =========                  =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            WHX CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                             2004                2003
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $ (2,939)          $ (12,906)

Items not affecting cash from operating activities:
  Depreciation and amortization                                               7,368               7,485
  Amortization of debt related costs                                          1,131                 829
  Asset impairment charge                                                     9,000                   -
  Other postretirement benefits                                                 225                 125
  Loss (gain) on early retirement of debt                                     1,161              (2,999)
  WPSC note recovery                                                         (5,596)
  Deferred income taxes                                                           -              (7,208)
  (Gain) on asset dispositions                                               (1,665)               (490)
  Pension expense (credit)                                                   (1,278)              8,060
  Equity loss in affiliated companies                                             2                  31
  Other                                                                          34                   -
Decrease (increase)  in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                                     (21,945)             (5,199)
      Inventories                                                           (17,765)               (317)
      Short term investments-trading                                              -             199,005
      Investment account borrowings                                               -            (107,857)
      Other current assets                                                    2,422               3,298
      Other current liabilities                                               2,324              (4,487)
  Pension contribution                                                         (226)                  -
  Other items-net                                                            (4,789)               (468)
                                                                           ---------          ----------
Net cash (used in) provided by operating activities                         (32,536)             76,902
                                                                           ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Receipts from WPC                                                               -                 500
  Purchase of aircraft                                                            -             (19,171)
  Proceeds from sale of aircraft                                             19,301                   -
  Plant additions and improvements                                           (4,357)             (5,939)
  Proceeds from sales of assets                                               7,049               3,704
                                                                           ---------          ----------
Net cash provided by (used in) investing activities                          21,993             (20,906)
                                                                           ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from Handy & Harman term loans                          99,329                   -
   Net borrowings from revolving credit facilities                           36,936                   -
   Repayment of  H&H Senior Secured Credit Facility                    (149,684)                  -
   Net borrowings from H&H Senior Secured Credit Facility                20,604              22,425
   Repayment of H&H Industrial Revenue Bonds                             (7,500)                  -
   Debt issuance fees                                                        (4,837)                  -
   Cash paid on early extinguishment of debt                                      -             (14,302)
   Due from Unimast                                                               -               3,204
                                                                           ---------          ----------
Net cash (used in)provided by financing activities                           (5,152)             11,327
                                                                           ---------          ----------
NET CASH (USED IN) PROVIDED BY OPERATIONS                                   (15,695)             67,323

Cash and cash equivalents at beginning of period                             41,990              18,396
                                                                           ---------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 26,295           $  85,719
                                                                           ---------          ----------

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting  principles have been condensed or omitted.  This quarterly  report on Form 10-Q/A should be read in conjunction with the Company's audited consolidated financial statements contained  in Form 10-K for the year ended  December  31,  2003.  The results of operations for the three and six months ended June 30, 2004 are not  necessarily indicative of the operating results for the full year.

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
Compensation, ("SFAS123"), to stock-based compensation:

                                                                                    SIX MONTHS ENDED
                                                                            JUNE 30, 2004            JUNE 30, 2003
                                                                            -------------            -------------
                                                                              (IN THOUSANDS - EXCEPT PER SHARE)

Net loss as reported applicable to common stockholders                       $ (12,651)               $ (22,618)
Add: compensation expense included in net loss                                      33                       66

Deduct: total stock-based compensation expense determined under
    fair-value based method for all awards                                        (226)                    (386)
                                                                             ----------                ---------

Pro forma basic and diluted loss per share                                   $ (12,844)               $ (22,938)
                                                                             ==========                =========

Loss per share:
   Basic and diluted  - as reported                                            $ (2.33)                 $ (4.24)
   Basic and diluted  - pro forma                                              $ (2.37)                 $ (4.30)

                                                                                    THREE MONTHS ENDED
                                                                            JUNE 30, 2004            JUNE 30, 2003
                                                                            -------------            -------------
                                                                              (IN THOUSANDS - EXCEPT PER SHARE)

Net loss as reported applicable to common stockholders                        $ (5,810)                $ (8,914)
Add: compensation expense included in net loss                                      17                       66

Deduct: total stock-based compensation expense determined under
    fair-value based method for all awards                                        (113)                    (259)
                                                                             ----------                ---------

Pro forma basic and diluted loss per share                                    $ (5,906)                $ (9,107)
                                                                             ==========                =========

Loss per share:
   Basic and diluted  - as reported                                            $ (1.07)                 $ (1.67)
   Basic and diluted  - pro forma                                              $ (1.09)                 $ (1.71)

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

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                     For the Three Months Ended June 30, 2004

                                                      Income               Shares              Per-Share
                                                    (Numerator)         (Denominator)           Amount
                                                  --------------     -----------------      -------------

Net loss ....................................        $  (954)
Less: Preferred stock dividends .............          4,856
                                                     --------

BASIC AND DILUTED EPS
Loss applicable to common stockholders ......        $(5,810)               5,426              $ (1.07)
                                                     ========               =====               =======

                                                     For the Three Months Ended June 30, 2003

                                                      Income               Shares              Per-Share
                                                    (Numerator)         (Denominator)           Amount
                                                 ---------------     -----------------       ------------

Net loss                                            $(4,058)
Less: Preferred stock dividends                       4,856

BASIC AND DILUTED EPS
Loss applicable to common stockholders              $(8,914)               5,340               $ (1.67)
                                                    ========               =====               ========

                                                      For the Six Months Ended June 30, 2004

                                                      Income               Shares              Per-Share
                                                    (Numerator)         (Denominator)           Amount
                                                 ---------------     -----------------       ------------

Net loss                                          $ (2,939)
Less: Preferred stock dividends                      9,712
                                                        --

BASIC AND DILUTED EPS
Loss applicable to common stockholders            $(12,651)                5,426               $ (2.33)
                                                  =========                =====               ========

                                                      For the Six Months Ended June 30, 2003

                                                       Income             Shares              Per-Share
                                                   (Numerator)         (Denominator)           Amount
                                                  --------------     -----------------       ------------

Net loss                                          $(12,906)
Less: Preferred stock dividends                      9,712
                                                      --

BASIC AND DILUTED EPS
Loss applicable to common stockholders            $(22,618)                5,339               $ (4.24)
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

(IN THOUSANDS)                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                                    JUNE 30,                       JUNE 30,
                                                                               2004            2003           2004           2003
                                                                            --------         --------      ---------      ---------

Net loss                                                                   $   (954)       $ (4,058)       $ (2,939)       $(12,906)

Other comprehensive income (loss):
  Write off of deferred foreign currency translation losses                                   1,142                           1,142
  Foreign currency translation adjustments                                      (95)            269            (239)          1,030
                                                                           ---------       ---------       ---------       ---------

Comprehensive loss                                                         $ (1,049)       $ (2,647)       $ (3,178)       $(10,734)
                                                                           =========       =========       =========       =========

Accumulated other  comprehensive  income (loss) balances as of June 30, 2004 and
December 31, 2003 were comprised as follows:

(in thousands)
                                                         JUNE 30,   DECEMBER 31,
                                                           2004         2003
                                                       -------------------------

Minimum pension liability adjustment                    $(23,996)      $(23,996)

Foreign currency translation adjustment                    2,115          2,354
                                                        ---------      ---------

                                                         (21,881)       (21,642)
                                                       =========================

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

(IN THOUSANDS)                                                                    JUNE 30,   DECEMBER 31,
                                                                                   2004        2003
                                                                                 ---------   -----------
Finished products                                                                $ 13,946    $ 14,938
In-process                                                                         10,308       7,992
Raw materials                                                                      21,036      17,290
Precious metal - hedged                                                            12,695        --
Fine and fabricated precious metal in various stages of completion - at market      1,714       1,575
                                                                                 --------    --------

                                                                                   59,699      41,795
LIFO reserve                                                                         (152)        (13)
                                                                                 ---------   ---------

                                                                                 $ 59,547    $ 41,782
                                                                                 =========   =========

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

                                           Domestic Plan         Domestic Plan
                                     --------------------    --------------------
(in thousands)                          THREE MONTHS ENDED      SIX MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                        2004        2003        2004        2003
                                     --------------------------------------------

Service cost                         $    114    $  2,125    $    489    $  4,250
Interest cost                           6,363    $  6,200      12,163    $ 12,400
Expected return on plan assets         (7,098)     (6,175)    (13,973)    (12,350)
Amortization of prior service cost         18       1,450          43       2,900
Recognized actuarial (gain)/loss         --           430        --           860
                                     --------------------    --------------------
                                     $   (603)   $  4,030    $ (1,278)   $  8,060
                                     ====================    ====================

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

     The  components  of goodwill  by segment at December  31, 2003 and June 30,
2004 were as follows:

(in thousands)
                                        Precious   Wire &      Engineered
                                         Metals    Tubing       Materials   Total
                                      ---------   ---------    ----------  ---------

Balance as of December 31, 2003       $  56,471   $  21,751    $  47,150   $ 125,372

Pre acquistion foreign NOL utilized        --          (199)        --          (199)
                                      ---------   ----------   ---------   ----------
Balance at June 30, 2004              $  56,471   $  21,552    $  47,150   $ 125,173
                                      =========   ==========   =========   ==========

     At December 31, 2003 and June 30, 2004 there was no goodwill related to the
Wire Group.

     As of December  31, 2003 and June 30, 2004,  the Company had  approximately
$0.6 million of other  intangible  assets,  which will  continue to be amortized over their remaining useful lives ranging from 3 to 17 years.

NOTE 9 - DEBT

     The Company's long-term debt consists of the following debt instruments:

(IN THOUSANDS)                                        JUNE 30,  DECEMBER 31,
                                                       2004      2003
                                                     --------  -----------

Senior Notes due 2005, 10 1/2%                      $ 92,820   $ 92,820
Handy & Harman  Credit Facility - Congress        21,252       --
Handy & Harman  Credit Facility - Ableco          71,000       --
Handy & Harman Senior Secured Credit Facility       --      129,080
Other                                                  6,172      7,500
                                                    --------   --------
                                                     191,244    229,400

Less portion due within one year                      96,874     40,056
                                                    --------   --------
Total long-term debt                                $ 94,370   $189,344
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

(in thousands)                                 Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                              2004         2003        2004          2003
                                          ---------    ---------    ---------    ---------
Revenue
   Precious Metal                         $  27,956    $  21,365    $  56,578    $  43,719
   Wire & Tubing                         35,668       30,759       70,230       62,907
   Engineered Materials                      44,216       31,395       78,526       57,893
                                          ---------    ---------    ---------    ---------
           Consolidated revenue           $ 107,840    $  83,519    $ 205,334    $ 164,519
                                          ---------    ---------    ---------    ---------

Segment operating income
   Precious Metal                         $   1,220    $    (177)   $   3,696    $  (1,376)
   Wire & Tubing                         (9,002)         159       (9,205)        (566)
   Engineered Materials                       6,011        2,906        9,162        3,521
                                          ----------   ----------   ----------   ----------
                                             (1,771)       2,888        3,653        1,579
                                          ==========   ==========   ==========   ==========

Gain/(loss) on disposal of fixed assets       1,707          (13)       1,665           84
Unallocated corporate expenses                  424        7,259        1,664       13,982
                                          ---------    ----------   ---------    ---------

    Operating Income/(loss)                    (488)      (4,384)       3,654      (12,319)

Interest expense                              6,107        4,903       10,816        9,920
Gain (loss) on early retirement of debt        --          1,966       (1,161)       2,999
Other income (expense)                        6,016        1,696        6,271          188
                                          ---------    ---------    ----------   ---------

         Loss before taxes                     (579)      (5,625)      (2,052)     (19,052)

Income tax expense (benefit)                    375       (1,567)         887       (6,146)
                                          ---------    ----------   ---------    ----------

          Net loss                        $    (954)   $  (4,058)   $  (2,939)   $ (12,906)
                                          ==========   ==========   ==========   ==========

NOTE 12 - SUPPLEMENTAL WPC GROUP INCOME STATEMENT DATA

     During the six-months ended June 30, 2003 the WPC Group incurred a net loss of $67.1  million.  These  results  are not  reflected  in WHX's  June 30,  2003 consolidated results of operations.  The WPC Group's summarized income statement data for the  three  and six-  months  ended  June 30,  2003 is as  follows  (in thousands):

                                              THREE MONTHS  SIX MONTHS
                                                ENDED        ENDED
                                             JUNE 30, 2003  JUNE 30, 2003
                                            --------------  --------------

Net sales                                      $ 250,469    $ 489,141
Cost of goods sold, excluding depreciation       239,702      486,955
Depreciation                                      16,349       33,794
Selling, general and administrative expenses      11,394       25,258
Reorganization expenses                            2,845        6,145
                                               ----------   ---------
Operating loss (19,821)                          (63,011)

Interest expense                                   4,072        7,723
Reorganization income                                169          160
Other income                                       1,612        2,846
                                               ---------    ---------

Pre-tax loss                                     (22,112)     (67,728)

Tax provision                                       (638)        (629)
                                               ----------   ----------

Net loss                                       $ (21,474)   $ (67,099)
                                               =======-==   ==========

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

COMPARISON OF THE FIRST SIX MONTHS OF 2004 WITH THE FIRST SIX MONTHS OF 2003

     Net sales for the first six months of 2004 were $205.3 million  compared to
$164.5 million in the first six months of 2003. Sales increased by $12.9 million at the Precious Metal Segment, by $7.3 million at the Wire & Tubing Segment, and by $20.6 million at the Engineered  Materials  Segment.  Gross profit percentage increased in the six month period of 2004 to 18.7% from 18.5% in the  comparable
2003 period  primarily due to a $1.3 million lower of cost or market  adjustment for precious metal  inventory in the first quarter of 2003, and higher  precious metal prices and lower margins at the wire group in 2004.

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

     At June 30, 2004 accounts  receivable  totaled  $64.0  million  compared to
$42.1 million at December 31, 2003, an increase of $21.9  million.  The increase in accounts  receivable  reflects the strong  sales  levels for the  three-month period ended June 30, 2004 when compared to the fourth quarter of 2003. Accounts receivable  at  year-end  are  normally at their  lowest  level of the year as a result of the normal  slow down in  manufacturing  activity in later part of the fourth quarter. This is the result of scheduled plant shut downs and holidays in
November and December and the slow down in construction markets in December.

     At June 30, 2004 inventory  totaled $59.5 million compared to $41.8 million at December 31, 2003, an increase of $17.7 million. The increase in inventory is primarily related to the termination of the Company's precious metal consignment facility on March 30, 2004 coincident  with H&H  entering into new financing agreements to replace existing Senior Secured Credit  facilities,  including the revolving credit facility.  At December 31, 2003, 1,605,000 ounces of silver and
14,617 ounces of gold were leased to the Company under the consignment facility.
Upon  termination  of  this  facility  on  March  30,  2004,  H&H  purchased approximately  $15.0 million of precious  metal.  The purchased  precious metals amounted to $12.7  million at June 30, 2004 and are included in  inventory.  The remaining increase of $5.0 million is primarily related to higher steel costs.

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

     WHX's liquidity is dependent on its ability to refinance the 10 1/2% Senior
Notes,  cash on hand,  investments,  and general  economic  conditions and their effect on market  demand.  In  addition,  it is  dependent  upon the WHX Group's ability to sustain profitable operations and control costs during periods of low demand  or  pricing  in order to  sustain  positive  cash  flow.  The WHX  Group satisfied its working capital  requirements  through cash on hand,  investments, borrowing  availability  under  the H&H  Facilities  and  funds  generated  from operations.  At June 30, 2004, WHX  Corporation,  the parent company,  had $20.7 million in cash that was  unrestricted  and available to the parent company.  In addition,  in the third quarter of 2004 WHX Corporation received $5.6 million in cash from the sale of a WPSC note receivable and $1.3 million from the return of cash held in escrow.  WHX expects to receive an  additional  $1.1 million in the third quarter from the cash collateral account held by H&H's lender.  Such funds are  adequate to satisfy WHX  Corporation's  obligations  prior to the April 15,
2005 date of  maturity  of its 10-1/2%  Senior  Notes.  At June 30, 2004 H&H had
$14.0 million of funds  available  under its new revolving  credit facility (see below).  The WHX  Group  believes  that,  cash on  hand,  investments,  sales of selected assets, and funds available under the new H&H credit  facilities,  will provide  the WHX Group with the funds  required to satisfy  working  capital and capital expenditure requirements. However, factors, such as economic conditions, could  materially  affect  the WHX  Group's  results  of  operations,  financial condition and liquidity.

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

                                      Payments Due by Period
-------------------------------------------------------------------------------------
 Contractual
 Obligations        Total       2004        2005       2006      2007      thereafter
-------------------------------------------------------------------------------------
Debt               $229,083   $ 39,795   $ 96,877   $  4,059   $ 83,815   $  4,537

Operating Leases   $  4,741   $    842   $  1,660   $  1,326   $    913   $      7

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

                                                                                   VOTED                        BROKER
                                                               VOTED FOR          AGAINST       ABSTENTIONS    NON-VOTES
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

                                     WHX CORPORATION

                                     /s/ Robert K. Hynes
                                     --------------------
                                     Robert K. Hynes
                                     Chief Financial Officer
                                     (Principal Accounting Officer)

                                                  October 21, 2004

