Form 10-Q
period 2004-09-30
WHX CORP
filed 2004-11-15
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

  For the quarterly period ended               SEPTEMBER 30, 2004
                                ------------------------------------------------

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from                      to
                                 --------------------    -----------------------

     For Quarter Ended September 30, 2004          Commission File Number 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                         13-3768097
       (State of Incorporation)                            (IRS Employer
                                                          Identification No.)

         110 East 59th Street
         New York,   New York                                    10022
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
Yes X     No
   ---      ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined by Rule 12b-2 of the Exchange Act). Yes     No X
                                               ---    ---

The number of shares of Common  Stock issued and  outstanding  as of November 8,
2004 was 5,485,856.

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               SEPTEMBER 30,             SEPTEMBER 30,
                                                            2004         2003         2004          2003
---------------------------------------------------------------------------------------------------------

                                                                 (in thousands - except per-share)

Net sales                                                $ 111,483    $  83,269    $ 316,817    $ 247,788
Cost of goods sold                                          91,882       66,440      258,856      200,520
                                                         ---------    ---------    ---------    ---------

Gross profit                                                19,601       16,829       57,961       47,268

Selling, general and administrative expenses                14,439       12,788       41,810       55,630
Pension - curtailment and special termination benefits        --         48,102         --         48,102
Asset impairment charge                                       --         89,000        9,000       89,000
Gain (loss) on disposal of fixed assets                        (43)         368        1,622          452
                                                         ---------    ---------    ---------    ---------

Income (loss) from operations                                5,119     (132,693)       8,773     (145,012)
                                                         ---------    ---------    ---------    ---------

Other:
           Interest expense                                  6,901        4,537       17,717       14,457
           Gain on disposition of WPC                         --            534         --            534
           (Loss) gain on early retirement of debt            --           --         (1,161)       2,999
           Other income                                         93          842        6,364        1,030
                                                         ---------    ---------    ---------    ---------

Loss before taxes                                           (1,689)    (135,854)      (3,741)    (154,906)

Tax expense                                                    384        6,711        1,271          565
                                                         ---------    ---------    ---------    ---------

Net loss                                                 $  (2,073)   $(142,565)   $  (5,012)   $(155,471)
                                                         =========    =========    =========    =========

Dividend requirement for preferred stock                 $   4,856    $   4,856    $  14,568    $  14,568
                                                         =========    =========    =========    =========

Net loss applicable to common stock                      $  (6,929)   $(147,421)   $ (19,580)   $(170,039)
                                                         =========    =========    =========    =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Loss per share                                           $   (1.28)   $  (27.38)   $   (3.61)   $  (31.75)
                                                         =========    =========    =========    =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        SEPTEMBER 30,  DECEMBER 31,
                                                             2004          2003
--------------------------------------------------------------------------------
                                                      (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                           $  25,484    $  41,990
      Trade receivables - net                                62,920       42,054
      Inventories                                            71,682       41,782
      Other current assets                                   10,234       30,174
                                                          ---------    ---------
                 Total current assets                       170,320      156,000

Property, plant and equipment at cost                       142,081      146,459
   Less accumulated depreciation and amortization           (55,964)     (42,236)
                                                          ---------    ---------
                                                             86,117      104,223

Goodwill and other intangibles                              125,797      126,089
Intangibles - pension asset                                     758          758
Assets held for sale                                          2,000        2,000
Other non-current assets                                     21,883       17,076
                                                          ---------    ---------

                                                          $ 406,875    $ 406,146
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade payables                                       $  39,271    $  27,300
     Accrued liabilities                                     27,334       29,395
     Current portion of long-term debt                       96,877       40,056
     Short-term debt                                         42,710         --
                                                          ---------    ---------
               Total current liabilities                    206,192       96,751

Long-term debt                                               93,397      189,344
Accrued pension liability                                    19,638       27,367
Other employee benefit liabilities                            7,407        7,840
Additional minimum pension liability                         24,912       24,912
Other liabilities                                             1,306        1,047
                                                          ---------    ---------
                Total liabilities                           352,852      347,261

Stockholders' Equity:
    Preferred stock - $.10 par value; authorized 10,000
       shares; issued and outstanding: 5,523 shares             552          552
    Common stock -  $.01 par value; authorized 60,000
       shares; issued and outstanding: 5,486 shares              55           55
    Accumulated other comprehensive loss                    (21,541)     (21,642)
    Additional paid-in capital                              556,206      556,206
    Unearned compensation - restricted stock awards             (50)         (99)
    Accumulated deficit                                    (481,199)    (476,187)
                                                          ---------    ---------
                 Total stockholders' equity                  54,023       58,885
                                                          ---------    ---------

                                                          $ 406,875    $ 406,146
                                                          =========    =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               2004         2003
-----------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $  (5,012)   $(155,471)

Items not affecting cash from operating activities:

  Depreciation and amortization                                10,620       11,110
  Amortization of debt related costs                            1,816        1,362
  Asset impairment charge                                       9,000       89,000
  Other postretirement benefits                                   338          175
  Loss (gain) on early retirement of debt                       1,161       (2,999)
  Gain on WPSC note recovery                                   (5,596)        --
  Deferred income taxes                                          --           (832)
  Gain on asset dispositions                                   (1,622)        (452)
  Pension expense (credit)                                     (1,918)       6,586
  Pension - Curtailment and special benefits                     --         48,102
  Gain on disposition of WPC                                     --           (534)
  Equity gain in affiliated companies                            (112)        --
  Other                                                          --            232
Decrease (increase) in working capital elements:
      Trade receivables                                       (20,866)      (4,562)
       Inventories                                            (29,900)      25,265
       Short term investments-trading                            --        205,275
       Investment account borrowings                             --       (107,857)
       Other current assets                                       640          296
       Other current liabilities                               10,311      (28,618)
  Pension contribution                                         (5,810)        --
  Other items-net                                              (3,478)       2,245
                                                            ---------    ---------
Net cash (used in) provided by operating activities           (40,428)      88,323
                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net payment to WPC                                             --        (19,500)
  Sale / (Purchase) of aircraft                                19,301      (19,171)
  Dividends from affiliates                                        77           58
  Cash received on WPSC Note sale                               5,596         --
  Plant additions and improvements                             (6,975)     (10,189)
  Receipt of escrow deposit                                     1,250         --
  Proceeds from sales of assets                                 7,057        3,709
                                                            ---------    ---------
Net cash provided by (used in) investing activities            26,306      (45,093)
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from Handy & Harman term loans                99,250         --
   Repayment of Handy & Harman term loans                      (1,796)
   Net borrowings from revolving credit facilities             42,710         --
   Repayment of  H&H Senior Secured Credit Facility          (149,684)        --
   Net borrowings from H&H Senior Secured Credit Facility      20,604          402
   Repayment of H&H Industrial Revenue Bonds                   (7,500)        --
   Debt issuance fees                                          (5,968)        --
   Cash paid on early extinguishment of debt                     --        (14,302)
   Due from Unimast                                              --          3,204
                                                            ---------    ---------
Net cash used in financing activities                          (2,384)     (10,696)
                                                            ---------    ---------
NET CASH (USED IN) PROVIDED BY OPERATIONS                     (16,506)      32,534

Cash and cash equivalents at beginning of period               41,990       18,396
                                                            ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  25,484    $  50,930
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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting  principles have been  condensed or omitted.  This  quarterly  report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained  in Form 10-K for the year ended  December  31,  2003.  The results of operations  for the three  and nine  months  ended  September  30,  2004 are not necessarily indicative of the operating results for the full year.

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
Accordingly,  the accompanying condensed  consolidated  statements of operations and the  condensed  consolidated  statements  of cash flows for the  nine-months ended September 30, 2003 exclude WPC. A Chapter 11 Plan of  Reorganization  (the
"POR") for the WPC Group was consummated on August 1, 2003.  Among other things, as a result of the  consummation  of the POR, each member of the WPC Group is no longer a subsidiary of WHX Corporation.

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
Financial   Accounting   Standards   No.  123,   "Accounting   for   Stock-Based
Compensation, ("SFAS123"), to stock-based compensation:

                                                                NINE MONTHS ENDED SEPT 30,
                                                                     2004          2003
                                                                  ---------    ---------
                                                             (in thousands - except per share)

Net loss as reported applicable to common stockholders            $ (19,580)   $(170,039)
Add: compensation expense included in net loss (net of tax)              49           83

Deduct: total stock-based compensation expense determined under
    fair-value based method for all awards (net of tax)                (310)        (429)
                                                                  ---------    ---------

Pro forma basic and diluted loss per share                        $ (19,841)   $(170,385)
                                                                  =========    =========

Loss per share:
   Basic and diluted  - as reported                               $   (3.61)   $  (31.75)
   Basic and diluted  - pro forma                                 $   (3.66)   $  (31.82)

                                                                THREE MONTHS ENDED SEPT 30,
                                                                     2004         2003
                                                                  ---------    ---------
                                                            (in thousands - except per share)

Net loss as reported applicable to common stockholders            $  (6,929)   $(147,421)
Add: compensation expense included in net loss (net of tax)              16           17

Deduct: total stock-based compensation expense determined under
    fair-value based method for all awards (net of tax)                 (84)         (43)
                                                                  ---------    ---------

Pro forma basic and diluted loss per share                        $  (6,997)   $(147,447)
                                                                  =========    =========

Loss per share:
   Basic and diluted  - as reported                               $   (1.28)   $  (27.38)
   Basic and diluted  - pro forma                                 $   (1.29)   $  (27.38)

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

     FASB Staff Position No. 106-2 (FSP 106-2) includes  guidance on recognizing the effects of the new  legislation  under various  conditions  surrounding  the assessment of "actuarial  equivalence"  of subsidies under the Act. FSP 106-2 is effective for the first interim or annual period  beginning  after June 15, 2004 with earlier  application  permitted.  The adoption of FSP 106-2 on July 1, 2004 did not have a material impact on the Company's financial statements.

NOTE 2 - LOSS PER SHARE

     The  computation  of basic loss per common  share is based upon the average number of shares of Common Stock outstanding. In the computation of diluted loss per common share in the nine and  three-month  periods ended  September 30, 2004 and 2003,  the  conversion of preferred  stock and the exercise of options would have had an  anti-dilutive  effect.  At September  30, 2004 and 2003 the assumed conversion of preferred stock would increase  outstanding shares of common stock by 5,127,914 shares. At September 30, 2004 the assumed  conversion of non-vested restricted  stock  awards  would  increase  outstanding  shares  by  26,667.  At
September  30,  2004 and 2003 the  exercise  of  stock  options  would  increase outstanding shares of common stock by 31,834 and 11,548 shares,  respectively. A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           For the Three Months Ended September 30, 2004

                                                         Income                 Shares             Per-Share
                                                     (Numerator)             (Denominator)           Amount
                                                    ------------------- --------------------- ---------------------

Net loss                                                      $ (2,073)
Less: Preferred stock dividends                                  4,856
                                                    -------------------

BASIC AND DILUTED EPS
Loss applicable to common stockholders                        $ (6,929)                5,426               $ (1.28)
                                                    =================== ===================== =====================

                                                           For the Three Months Ended September 30, 2003

                                                          Income               Shares              Per-Share
                                                       (Numerator)         (Denominator)             Amount
                                                    ------------------- --------------------- ---------------------

Net loss                                                    $ (142,565)
Less: Preferred stock dividends                                  4,856
                                                    -------------------

BASIC AND DILUTED EPS
Loss applicable to common stockholders                      $ (147,421)                5,385              $ (27.38)
                                                    =================== ===================== =====================

                                                             For the Nine Months Ended September 30, 2004

                                                          Income               Shares              Per-Share
                                                       (Numerator)         (Denominator)             Amount
                                                    ------------------- --------------------- ---------------------

Net loss                                                      $ (5,012)
Less: Preferred stock dividends                                 14,568
                                                    -------------------

BASIC AND DILUTED EPS
Loss applicable to common stockholders                       $ (19,580)                5,426               $ (3.61)
                                                    =================== ===================== =====================

                                                             For the Nine Months Ended September 30, 2003

                                                          Income               Shares              Per-Share
                                                       (Numerator)         (Denominator)             Amount
                                                    ------------------- --------------------- ---------------------

Net loss                                                    $ (155,471)
Less: Preferred stock dividends                                 14,568
                                                    -------------------

BASIC AND DILUTED EPS
Loss applicable to common stockholders                      $ (170,039)                5,355              $ (31.75)
                                                    =================== ===================== =====================

     Outstanding stock options for common stock granted to officers,  directors, and key employees totaled 1.4 million at September 30, 2004.

PREFERRED STOCK DIVIDENDS

     At  September  30,  2004,  dividends  in  arrears  to Series A and Series B
Convertible  Preferred  Shareholders  were  $33.5  million  and  $44.2  million, respectively.  Presently  management  believes  that it is not  likely  that the
Company will be able to pay these dividends in the foreseeable future.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive  income (loss) for the three and  nine-months  ended September 30,
2004 and 2003 is as follows:

(in thousands)                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                                                2004        2003        2004          2003
                                                            ---------    ---------    ---------    ---------

Net loss                                                    $  (2,073)   $(142,565)   $  (5,012)   $(155,471)

Other comprehensive income (loss):

Minimum pension liability adjustment                             --         38,422         --         38,422

Deferred taxes relating to minimum pension liability             --        (18,710)        --        (18,710)

Write off of deferred foreign currency translation losses        --           --           --          1,142

Foreign currency translation adjustments                          340           20          101        1,050
                                                            ---------    ---------    ---------    ---------
Comprehensive loss                                          $  (1,733)   $(122,833)   $  (4,911)   $(133,567)
                                                            =========    =========    =========    =========

Accumulated other comprehensive  income (loss) balances as of September 30, 2004 and December 31, 2003 were comprised as follows:

(in thousands)
                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          2004           2003
                                                        --------       --------

Minimum pension liability adjustment                    $(23,996)      $(23,996)

Foreign currency translation adjustment                    2,455          2,354
                                                        --------       --------

                                                         (21,541)       (21,642)
                                                        ========       ========

NOTE 4 - SHORT TERM INVESTMENTS

     Net realized and unrealized gains on trading  securities  included in other income for the nine-months ended September 30, 2004 and 2003 were income of $0.3 million and $3.2 million, respectively.

     Net realized and unrealized gains on trading  securities  included in other income for the third  quarter  2004 and 2003 was income of $0 and $1.4  million, respectively.

NOTE 5 - INVENTORIES

            Inventories  at  September  30,  2004  and  December  31,  2003  are
comprised as follows:

(in thousands)                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                     2004          2003
                                                                                   --------      --------

Finished products                                                                  $ 16,595      $ 14,938
In - process                                                                         11,202         7,992
Raw materials                                                                        23,106        17,290
Precious metal - hedged                                                              19,217          --
Fine and fabricated precious metal in various stages of completion - at market        1,812         1,575
                                                                                   --------      --------
                                                                                     71,932        41,795
LIFO reserve                                                                           (250)          (13)
                                                                                   --------      --------
                                                                                   $ 71,682      $ 41,782
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

     To the extent metal prices increase  subsequent to a spot purchase that has been hedged,  the Company will  recognize a gain as a result of marking the spot metal to market  while at the same time  recognizing  a loss related to the fair value of the derivative  instrument  (forwards and futures).  The aggregate fair value  of  derivatives  in a loss  position  is  classified  as part of  accrued expenses at the balance  sheet date because the Company has incurred a liability to a third  party.  Should the  reverse  occur and metal  prices  decrease,  the resultant  gain on the  derivative  will be offset  against  the loss within the hedged metal position.

     Both hedged precious metal and derivative  instruments  used in hedging are stated at fair value. Any change in value,  whether  realized or unrealized,  is recognized as an adjustment to cost of sales in the period of the change.

     The market value of the unhedged  precious  metal  inventory  exceeded LIFO value cost by $0.3 million and $0.0  million at September  30, 2004 and December
31, 2003,  respectively.  The operating loss for the nine-months ended September
30, 2003,  includes a first quarter  non-cash charge resulting from the lower of cost or market  adjustment on precious  metal  inventories in the amount of $1.3 million. Included in operating income for the nine-months and three-months ended
September  30, 2003 is a pre-tax  gain on the  liquidation  of certain  precious metal of $3.0 million.

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
"Accounting for Impairment or Disposal of Long-Lived  Assets" ("SFAS 144"),  the
Company  determined that there were indicators of impairment as of June 30, 2004 based on  continued  operating  losses,  deteriorating  margins,  and rising raw material  costs.  An estimate of future cash flows indicated that as of June 30,
2004 cash flows  would be  insufficient  to support  the  carrying  value of the long-term assets of the business. Accordingly, these assets were written down to their  estimated fair value by recording a non-cash asset  impairment  charge of
$9.0 million in the second quarter.

     In November 2004 Handy & Harman  signed a  non-binding  letter of intent to sell its wire business. Concurrently, the Company is negotiating the sale of its steel  cable  business.  The  Company  expects  to  close  on the  sale of these businesses at or near year-end. If the Company is unable to complete these sales it will  consider  the  closure  of these  operations.  In  connection  with the disposal of these businesses the Company expects to incur a loss of between $5.0 million and $7.0 million.  Such loss will be recognized upon disposal.  There is no  assurance  that  the  Company  will be able to close  the  swale of the wire business or sell its steel cable  business.  The  following  is a summary of the carrying  amounts of the major  classes of assets  and  liabilities  of the wire business at September 30, 2004 (in thousands):

Current assets                                    $16,122

Property, plant and equipment                       2,477

Total assets                                       18,599

Total liabilities                                   3,579

Net assets                                         15,020

NOTE 7 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

     The Company maintains several qualified and non-qualified pension plans and other postretirement benefit plans covering substantially all of its employees.

The  following  table  presents  the  components  of net  periodic  pension cost
(credit) for the three and nine months ended September 30, 2004 and 2003:

(in thousands)                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                          2004          2003         2004          2003
                                       -----------------------     ----------------------

Service cost                           $    244      $    (34)     $    733      $  4,217
Interest cost                             6,082         4,864        18,245        17,264
Expected return on plan assets           (6,987)       (6,120)      (20,960)      (18,470)
Amortization of prior service cost           21           246            64         3,146
Recognized actuarial (gain)/loss           --            (430)         --             430
                                       -----------------------     ----------------------
                                           (640)       (1,474)       (1,918)        6,587
                                       -----------------------     ----------------------
Curtailment loss                           --          36,629          --          36,629
Special termination benefit charge         --          11,472          --          11,472
                                       -----------------------     ----------------------
                                       $   (640)     $ 46,627      $ (1,918)     $ 54,688
                                       =======================     ======================

The following  table  presents the  components of other  postretirement  benefit costs for the three and nine months ended September 30, 2004 and 2003:

(in thousands)                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                        2004       2003      2004       2003
                                       -----      -----      -----      -----

Service cost                           $  33      $  16      $  96      $  50
Interest cost                            115         51        345        179
Amortization of prior service cost         7          3         22         11
Amortization of net (gain)/loss          (42)       (20)      (125)       (65)
                                       -----      -----      -----      -----
                                       $ 113      $  50      $ 338      $ 175
                                       ================      ================

NOTE 8 - GOODWILL AND OTHER INTANGIBLES

     The  changes  in the  carrying  amount  of  goodwill  by  segment  for  the nine-months  ended  September  30,  2004  were as  follows:
(in thousands)

                                        Precious       Wire &        Engineered
                                         Metals        Tubing        Materials       Total
                                        ---------     ---------      ---------     ---------

Balance as of December 31, 2003         $  56,471     $  21,751      $  47,150     $ 125,372

Pre acquistion foreign NOL utilized          --            (270)          --            (270)

                                        ---------     ---------      ---------     ---------
Balance at September 30, 2004           $  56,471     $  21,481      $  47,150     $ 125,102
                                        =========     =========      =========     =========

     At December 31, 2003 and September  30, 2004 there was no goodwill  related to the Wire Group.

     As  of  December  31,  2003  and  September  30,  2004,   the  Company  has
approximately $0.6 million of other intangible assets, which will continue to be amortized over their remaining useful lives ranging from 3 to 17 years.

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
                                         =========      =========      =========     =========

     Operating  results  for the nine  months  ended  September  30,  2003  were significantly  lower than expected.  This was due to several factors including a slower than expected recovery in the US manufacturing  sector. As a result,  the
Company obtained current short term and longer-term forecasts from its operating units and revised its expectations  concerning future earnings and cash flow for certain of its  reporting  units.  As a result of the  evaluation,  in the third quarter  of 2003 the  Company  recorded a  goodwill  impairment  charge of $89.0 million as follows: Precious Metal Plating Group $47.0 million, Specialty Tubing
Group $38.5 million, Precious Metal Fabrication Group $3.5 million.

     The  expected  rate of growth in sales and  profitability  for the Precious
Metal Plating Group was lowered as the result of several  factors.  The business had not returned to the level of profitability it experienced  prior to the 2002 fire at its Indianapolis, IN facility. Partial resumption of operations occurred soon  after  the  fire and  repairs  to the  building,  its  infrastructure  and replacement of machinery and equipment were completed in early 2003. However, as a  result  of the  fire,  the  Company  lost  market  share to  competitors  and experienced erosion in selling prices. In the third quarter of 2003, the Company lowered  its  expectations  as to the  timing of a return to pre fire  levels of revenue and profitability. In addition, the expected start dates of new programs
(new products) were extended.

     The estimated rate of growth for the Specialty Tubing Group was lowered, as the growth in medical,  appliance and  semi-conductor  markets,  was slower than anticipated, and the development of new products was not as strong as originally forecast.  In addition,  profit forecasts were lowered due to lower sales prices in the  appliance  market and greater  than  expected  increases in raw material costs (steel).

     The estimated rate of growth for the Precious Metal  Fabrication  Group was lowered for the slower than expected growth in sales for new products.

     Concurrently,  the  Company  began  preliminary  discussions  with  various financial  institutions  concerning the refinancing of the Handy & Harman credit facility  (the  revolving  credit  portion of which was  scheduled  to mature in
2004). From these  discussions the Company  determined that the deterioration in earnings at H&H would result in higher than anticipated long-term interest rates when H&H refinanced its credit facility.  The combination of lower than expected future earnings and an expected increase in the weighted average cost of capital triggered  the  Company's  evaluation  of goodwill for  impairment  in the third quarter of 2003.

     The results of the Company's annual impairment  review,  which is performed in the fourth quarter, are highly dependent on management's projection of future results.  The  use  of  different  estimates  and  assumptions  employed  in the discounted  cash  flow  model  that  measures  the fair  value of the  Company's reporting units could result in an impairment of goodwill.

NOTE 9 - DEBT

     The Company's long-term debt consists of the following debt instruments:

(in thousands)                                         SEPTEMBER 30,  DECEMBER 31,
                                                           2004           2003
                                                         --------       --------

Senior Notes due 2005, 10 1/2%                           $ 92,820       $ 92,820
Handy & Harman  Credit Facility - Congress                 20,354           --
Handy & Harman  Credit Facility - Ableco                   71,000           --
Handy & Harman Senior Secured Credit Facility                --          129,080
Other                                                       6,100          7,500
                                                         --------       --------
                                                          190,274        229,400

Less portion due within one year                           96,877         40,056
                                                         --------       --------
Total long-term debt                                     $ 93,397       $189,344
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
Concurrently with the new financing agreements,  WHX loaned $43.5 million to H&H to  repay,  in  part,  the  Senior  Secured  Credit  Facilities.  Such  loan  is subordinated to the loans from Congress and Ableco.  In addition,  WHX deposited
$5.0 million of cash with Ableco as collateral for the H&H obligation.  Portions of the cash  collateral  may be  returned to WHX prior to maturity of the Term B
Loan if H&H meets and maintains certain defined leverage ratios. As of September
30, 2004 $1.1 million of the collateral was returned to WHX.

     The new  revolving  credit  facility  provided  for up to $62.9  million of borrowings  dependent on the levels of and  collateralized  by eligible accounts receivable and inventory.  The revolving  credit  facility was amended on August
31,  2004 to reduce the maximum  amount of the loan from $70.0  million to $62.9 million.  The new revolving credit facility  provides for interest at LIBOR plus

2.75% or the U.S.  Base  rate plus  1.00%.  Borrowings  under the new  revolving credit  facility  amounted to $42.7 million at September 30, 2004.  The Congress
Facilities mature on March 31, 2007. On September 30, 2004 H&H had approximately
$11.5 million of funds available  under the new revolving  credit facility after deducting  $5.0  million  excess  availability  requirement.  The Term Loan A is collateralized by eligible  equipment and real estate, and provides for interest at LIBOR plus 3.25% or U.S. Base rate plus 1.5%.  Borrowings  under the Congress
Facilities are  collateralized by all present and future stock and assets of H&H and its subsidiaries including all contract rights, deposit accounts, investment property,  inventory,  equipment,  real property,  and all products and proceeds thereof.  The principal of the Term Loan A is payable in monthly installments of
$299,000.  The Congress Facilities contain affirmative,  negative, and financial
covenants  (including  minimum  EBITDA,   maximum  leverage,  and  fixed  charge
coverage),  and restrictions on cash  distributions that can be made to WHX. The
Company was in compliance with all covenants at September 30, 2004.

     The Ableco $71.0 million Term B Loan matures on March 31, 2007 and provides for  annual  payments  based  on 40% of  excess  cash  flow  as  defined  in the agreement.  Interest  is  payable  monthly at the Prime Rate plus 8%. At no time shall  the  Prime  Rate  of  interest  be  below  4%.  The  Term B  Facility  is collateralized  by all  assets of H&H,  subject  only to the  prior  lien of the
Congress Facilities.  The Term B facility contains  affirmative,  negative,  and financial  covenants  (including  minimum EBITDA,  maximum  leverage,  and fixed charge  coverage),  and restrictions on cash  distributions  that can be made to
WHX. The Company was in compliance with all covenants at September 30, 2004.

     At March  31,  2004,  Indiana  Tube  Danmark,  H&H's  wholly  owned  Danish subsidiary,  obtained new financing agreements to replace and repay its existing debt which had been issued under a  multi-currency  facility within the existing
H&H Senior  Secured  Credit  Facilities.  The new Danish  facilities  are with a
Danish bank (Nordea) and include a revolving credit facility and term loans. The term  loans  consist  of a 20-year  mortgage  (collateralized  by  Indiana  Tube
Danmark's  building) and a 10 year serial loan  (collateralized by Machinery and
Equipment of Indiana Tube Danmark). Interest is variable, based on LIBOR, and is fixed yearly on the mortgage and  quarterly on the serial loan. At September 30,
2004 there was  approximately  $6.1  million  outstanding  under the term loans.
Principal  payments on the term loans are  approximately  $480,000 per year. The revolving credit facility is collateralized by accounts receivable and inventory of Indiana Tube Danmark.  Interest is variable and based on Nordea's daily rate.
At  September  30,  2004 there were no  borrowings  under the  revolving  credit facility.

     As described above the H&H loan agreements contain  provisions  restricting payments to WHX. At September  30, 2004 the net assets of H&H amounted to $109.5 million, all of which was restricted as to the payment of dividends to WHX.

     In  connection  with  the  refinancing  of the H&H  Senior  Secured  Credit
Facility in March 2004,  the Company wrote off deferred  financing  fees of $1.2 million.  This charge is classified as loss on early  retirement of debt. In the nine months ended  September 30, 2003,  the Company  purchased and retired $17.7 million  aggregate  principal  amount of 10 1/2% Senior Notes in the open market for $14.3 million.  After the write off of $0.4 million of deferred debt related costs, the Company recognized a pre-tax gain of $3.0 million.

     See Note 14 - Subsequent Event

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

     The following table presents  information  about reported  segments for the three and nine  month  periods  ending  September  30,  2004 and  2003:

(in thousands)                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                            2004           2003           2004            2003
                                                         ---------      ---------      ---------      ---------
Revenue

   Precious Metal                                        $  25,568      $  19,547      $  82,146      $  63,266
   Wire & Tubing                                            37,452         29,371        107,682         92,278
   Engineered Materials                                     48,463         34,351        126,989         92,244
                                                         ---------      ---------      ---------      ---------
           Consolidated revenue                          $ 111,483      $  83,269      $ 316,817      $ 247,788
                                                         =========      =========      =========      =========

Segment operating income
   Precious Metal                                        $     592      $ (46,503)     $   4,288      $ (47,879)
   Wire & Tubing                                              (531)       (40,823)        (9,736)       (41,389)
   Engineered Materials                                      6,173          3,967         15,335          7,488
                                                         ---------      ---------      ---------      ---------
                                                             6,234        (83,359)         9,887        (81,780)
                                                         ---------      ---------      ---------      ---------

Gain/(loss) on disposal of fixed assets                        (43)           368          1,622            452
Pension - curtailment & special termination benefits          --           48,102           --           48,102
Unallocated corporate expenses                               1,072          1,600          2,736         15,582
                                                         ---------      ---------      ---------      ---------

    Operating Income/(loss)                                  5,119       (132,693)         8,773       (145,012)

Interest expense                                             6,901          4,537         17,717         14,457
Equity in Gain on  WPC                                        --              534           --              534
Gain (loss) on early retirement of debt                       --             --           (1,161)         2,999
Other income                                                    93            842          6,364          1,030
                                                         ---------      ---------      ---------      ---------

         Loss before taxes                                  (1,689)      (135,854)        (3,741)      (154,906)

Income tax expense                                             384          6,711          1,271            565
                                                         ---------      ---------      ---------      ---------
          Net loss                                       $  (2,073)     $(142,565)     $  (5,012)     $(155,471)
                                                         =========      =========      =========      =========

NOTE 12 - SUPPLEMENTAL WPC GROUP INCOME STATEMENT DATA

     During the nine months ended  September  30, 2003 the WPC Group  incurred a net loss of $77.2  million.  These results are not reflected in WHX's  September
30, 2003 consolidated  results of operations.  The WPC Group's summarized income statement  data for the three and nine  months  ended  September  30, 2003 is as follows (in thousands):

                                                 THREE MONTHS ENDED  NINE MONTHS ENDED
                                                    SEPTEMBER 30,      SEPTEMBER 30,
                                                        2003(1)           2003(1)

Net sales                                             $  81,298       $ 570,439
Cost of goods sold, excluding depreciation               77,629         564,584
Depreciation                                              6,095          39,889
Selling, general and administrative expenses              4,648          29,906
Reorganization expenses                                   1,995           8,140
                                                      ---------       ---------
Operating loss                                           (9,069)        (72,080)

Interest expense                                          1,462           9,185
Reorganization income                                      --               160
Other income                                                382           3,228
                                                      ---------       ---------

Pre-tax loss                                            (10,149)        (77,877)

Tax provision                                               (12)           (641)
                                                      ---------       ---------

Net loss                                              $ (10,137)      $ (77,236)
                                                      =========       =========

(1) Contains results through July 31, 2003 (the date of reorganization)

NOTE 13 - WPC SUBORDINATED NOTE

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

NOTE 14 - SUBSEQUENT EVENT

            On October 29, 2004,  Handy & Harman completed the assignment of its
$71.0  million  Tranche B term  loan from  Ableco,  as agent,  and the  existing lenders thereto, to Canpartners  Investments IV, LLC ("Canpartners"),  an entity affiliated with Canyon Capital Advisors LLC, as agent and lender.  Substantially all of the terms and  conditions  of the term loan continue  without  amendment, with  the  principal  exception  that  the  interest  rate for the loan has been reduced by 4.0% per annum,  effective October 29, 2004. In addition, of the $5.0 million  cash  balance  which WHX had  deposited  with Ableco at the time of the original loan as  collateral  for the Handy & Harman  obligation,  approximately
$3.9 million,  the remaining  outstanding amount, has been returned to WHX as it is no longer required  (approximately  $1.1 million had been returned during the third quarter of 2004).

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

RESULTS OF OPERATIONS

COMPARISON OF THE THIRD QUARTER OF 2004 WITH THE THIRD QUARTER OF 2003

            Net sales for the third quarter of 2004 were $111.5 million compared to $83.3 million in the third quarter of 2003.  Sales  increased by $6.0 million at the Precious Metal  Segment,  $8.1 million at the Wire & Tubing Segment ($1.1 million  increase  for Wire and $7.0  million  increase  for  Tubing)  and $14.1 million at the Engineered  Materials Segment.  Gross profit percentage decreased in the third  quarter of 2004 to 17.6% from 20.2% in the third  quarter of 2003.
This  decrease  resulted  primarily  from a gain on the  liquidation  of certain precious  metals  inventory of $3.0 million  recorded in the 2003 period.  Gross profit in the 2004 period was  negatively  impacted by lower margins in the wire and cable  business.  Gross  profit  improved in the tubing  businesses  and the engineered  materials  segment due to increased sales volume and selling prices, partially offset by increased raw material costs.

            Selling,  general and administrative expenses increased $1.6 million to $14.4  million  in the  third  quarter  of 2004  from  $12.8  million  in the comparable  2003  period.  The 2004  period  includes a decrease  in net pension credit of $0.8 and  increased  selling  expenses  associated  with the increased sales levels discussed above. The 2004 period also reflects the benefit from the termination of the WPN  management  agreement.  The 2003 period  includes a $3.0 million  gain  on  insurance  proceeds  and a  $2.2  million  write-down  of the
Fairfield, CT facility.

            Operating  income  for the third  quarter  of 2004 was $5.1  million compared  to a loss of $132.7  million for the third  quarter of 2003.  The 2003 period results include a $48.1 million non-cash pension  curtailment and special termination  benefit charge related to the consummation of the WPC Group Plan of
Reorganization  and a  non-cash  goodwill  impairment  charge of $89.0  million.
Operating  income at the segment level was $6.2 million compared to an operating loss of $83.4  million in 2003.  The 2003  operating  loss at the segment  level includes the aforementioned non-cash goodwill impairment charge of $89.0 million relating to the Company's specialty tubing and precious metal operations, a $3.0 million gain on insurance  proceeds,  a $3.0 million gain on the  liquidation of certain  precious  metal  inventory,  and  a  $2.2  million  write-down  of  the
Fairfield, CT property.

            Interest  expense  for the  third  quarter  of 2004  increased  $2.4 million to $6.9  million from $4.5  million in the third  quarter of 2003.  This increase was due to higher interest rates.

            Other income was $0.1 million in the third  quarter of 2004 compared to $0.8 million in the third quarter of 2003.

              In the third  quarter of 2004 a tax  provision of $0.4 million was recorded  for foreign  and state  taxes.  The  Company has  recorded a valuation allowance related to the Federal tax benefit  associated with the current period loss due to the uncertainty of realizing these benefits in the future.  The 2003 third  quarter  tax  provision  is based on a  Federal  rate of 35%,  offset  by permanent  differences  and state and foreign tax expense.  At December 31, 2003 the Company had Federal net operating  loss carry  forwards of $90.6 million for which no benefit has been recognized.

            The comments that follow  compare  revenues and operating  income by segment for the third quarter 2004 and 2003:

PRECIOUS METAL

            Sales for the Precious  Metal  Segment  increased  $6.0 million from
$19.5  million in 2003 to $25.6  million in 2004  primarily  due to market share gains,  stronger demand in the electrical and  telecommunications  markets,  and increased precious metal prices.

            Operating  income  increased  $47.1  million to $0.6 million in 2004 from a loss of $46.5 million in 2003.  The 2003 period  includes a $50.5 million non-cash charge for goodwill impairment,  a $3.0 million gain on the liquidation of certain precious metal inventories, a $3.0 million gain on insurance proceeds and a $2.2 million  write-down of the Fairfield,  CT property.  Improvements  in operating  income in 2004  resulting from the  aforementioned  sales growth were partially offset by higher raw material costs.

WIRE & TUBING

            Sales for the Wire & Tubing  Segment  increased  $8.1 million  ($1.1 million  increase  for Wire and $7.0  million  increase  for Tubing)  from $29.4 million in 2003 ($8.8  million  for Wire and $20.6  million for Tubing) to $37.5 million  ($9.9  million for Wire and $27.6  million  for  Tubing) in 2004.  This increase is primarily related to market share gains, new products,  and stronger demand in appliance,  medical,  and semi conductor markets as they relate to the
Company's tubing businesses.

            Operating loss decreased by $40.3 million ($0.3 million  increase in operating  loss for Wire and $40.6  million  increase  in  operating  income for
Tubing) from a loss of $40.8  million  ($2.1  million for Wire and $38.7 million for Tubing) in 2003 to a loss of $0.5  million  (operating  loss of $2.4 million for Wire and  operating  income of $1.9  million for  Tubing) in 2004.  The 2003 period included a $38.5 million non-cash charge for goodwill  impairment related to the Tubing business.  Improvement in operating income for the Tubing business is due to the increased sales level discussed  above.  Partially  offsetting the improvement in the Tubing  businesses is the continuing poor  performance of the wire and cable business.

ENGINEERED MATERIALS

            Sales for the Engineered  Materials  Segment increased $14.1 million from $34.4 million in 2003 to $48.5  million in 2004 due to a strong  commercial construction market, market share gains, and increased sales prices.

            Operating income increased by $2.2 million from $4.0 million in 2003 to $6.2 million in 2004. The operating income increase is due to the sales gains discussed above, partially offset by increased steel costs.

UNALLOCATED CORPORATE EXPENSES

            Unallocated corporate expenses declined from $1.6 million in 2003 to
$1.1  million  in 2004.  This is  primarily  due to the  termination  of the WPN management  agreement  partially  offset  by a  reduced  pension  credit of $0.8 million and increased salaries.

GOODWILL IMPAIRMENT

            Operating  results for the nine months ended September 30, 2003 were significantly  lower than expected.  This was due to several factors including a slower than expected recovery in the US manufacturing  sector. As a result,  the
Company obtained current short term and longer-term forecasts from its operating units and revised its expectations  concerning future earnings and cash flow for certain of its  reporting  units.  As a result of the  evaluation,  in the third quarter  of 2003 the  Company  recorded a  goodwill  impairment  charge of $89.0 million as follows: Precious Metal Plating Group $47.0 million, Specialty Tubing
Group $38.5 million, Precious Metal Fabrication Group $3.5 million.

            The  expected  rate of  growth in sales  and  profitability  for the
Precious Metal Plating Group was lowered as the result of several  factors.  The business had not returned to the level of profitability it experienced  prior to the 2002 fire at its Indianapolis, IN facility. Partial resumption of operations occurred soon after the fire and repairs to the building, its infrastructure and replacement of machinery and equipment were completed in early 2003. However, as a  result  of the  fire,  the  Company  lost  market  share to  competitors  and experienced erosion in selling prices. In the third quarter of 2003, the Company lowered  its  expectations  as to the  timing of a return to pre fire  levels of revenue and profitability. In addition, the expected start dates of new programs
(new products) were extended.

            The  estimated  rate of growth for the  Specialty  Tubing  Group was lowered,  as the growth in medical,  appliance and semi-conductor  markets,  was slower than  anticipated,  and the development of new products was not as strong as originally forecast. In addition,  profit forecasts were lowered due to lower sales prices in the appliance market and greater than expected  increases in raw material costs (steel).

            The  estimated  rate of growth for the  Precious  Metal  Fabrication
Group was lowered for the slower than expected growth in sales for new products.

             Concurrently,   the  Company  began  preliminary  discussions  with
various financial institutions  concerning the refinancing of the Handy & Harman credit  facility (the revolving  credit portion of which was scheduled to mature in 2004). From these  discussions the Company  determined that the deterioration in earnings at H&H would result in higher than  anticipated  long-term  interest rates when H&H refinanced  its credit  facility.  The  combination of lower than expected future earnings and an expected  increase in the weighted  average cost of capital triggered the Company's  evaluation of goodwill for impairment in the third quarter of 2003.

            The results of the  Company's  annual  impairment  review,  which is performed in the fourth quarter, are highly dependent on management's projection of future results.  The use of different  estimates and assumptions  employed in the  discounted  cash flow model that  measures the fair value of the  Company's reporting units could result in an impairment of goodwill.

COMPARISON OF THE FIRST NINE MONTHS OF 2004 WITH THE FIRST NINE MONTHS OF 2003

            Net sales  for the first  nine  months of 2004 were  $316.8  million compared to $247.8 million in the first nine months of 2003.  Sales increased by
$18.9  million at the Precious  Metal  Segment,  by $15.4  million at the Wire &
Tubing  Segment  ($0.9  million for Wire and $14.5  million for Tubing),  and by
$34.7  million at the  Engineered  Materials  Segment.  Gross profit  percentage decreased in the nine month period of 2004 to 18.3% from 19.1% in the comparable
2003  period  primarily  due to a gain on the  liquidation  of certain  precious metals  inventory of $3.0 million  recorded in 2003  partially  offset by a $1.3 million lower of cost or market adjustment for precious metal inventory recorded in the 2003 period.  Gross profit in the 2004 period was negatively  impacted by lower  margins in the wire and cable  business.  Gross  profit  improved  in the tubing  businesses and the engineered  materials  segment due to increased sales volume and selling prices, partially offset by increased raw material costs.

            Selling, general and administrative expenses decreased $13.8 million to $41.8  million  in the first nine  months of 2004 from  $55.6  million in the comparable  2003 period.  This resulted from decreased  pension  expense of $8.5 million,  lower  professional  fees,  and the  termination of the WPN management agreement.  Also  included in the 2004 period is the  reversal of a $1.3 million reserve for a legal proceeding that was settled in the Company's favor. Included in the 2003 nine month results is approximately $2.6 million associated with the shut down of certain H&H  operations,  and a $3.5  million  charge for  employee separation and related  expenses in the first quarter of 2003. This $3.5 million charge  related to a reduction  in  executive,  administrative  and  information technology  personnel at H&H. The 2003 period also  includes a $3.0 million gain on  insurance  proceeds  and a $2.2  million  write-down  of the  Fairfield,  CT facility. The balance of the fluctuation in selling,  general and administrative expenses is increased  selling  expenses  associated  with the  increased  sales levels discussed above.

            Gain on disposal of fixed assets for the nine months ended September
30, 2004 amounted to $1.6 million.  This gain was primarily  from the sale of an aircraft.

            Operating  income for the first nine months of 2004 was $8.8 million compared to a $145.0  million  operating loss for the first nine months of 2003.
Operating  income at the segment level was $9.9 million compared to an operating loss of $81.8 million in 2003. The 2004  operating  results at the segment level include a $9.0 million asset impairment charge recorded in the second quarter of
2004 relating to the wire and cable business.  The 2003 period results include a non-cash goodwill impairment charge of $89.0 million. The 2003 operating loss at the segment  level also  includes a $3.0 million gain on insurance  proceeds,  a
$3.0 million gain on the  liquidation  of certain  precious metal  inventory,  a non-cash  lower of cost or market  charge of $1.3  million  related to  precious metal inventory and a $2.2 million write-down of the Fairfield, CT property. The
2003 period  also  includes a $3.5  million  charge  related to a  reduction  in executive,  administrative  and  information  technology  personnel  at H&H  and approximately  $2.6  million  associated  with  the  shut  down of  certain  H&H operations.  The  balance  of the  increase  in  operating  income is due to the above-mentioned increased sales levels.

            Interest  expense for the first nine months of 2004  increased  $3.3 million to $17.7  million  from $14.4  million in the first nine months of 2003.
This  increase was due to increased  interest  rates  partially  offset by lower borrowings.

            In connection  with the refinancing of the H&H Senior Secured Credit
Facility in March 2004,  the Company wrote off deferred  financing  fees of $1.2 million.  This charge is classified as loss on early  retirement of debt. In the nine months ended  September 30, 2003,  the Company  purchased and retired $17.7 million  aggregate  principal  amount of 10 1/2% Senior Notes in the open market for $14.3 million.  After the write off of $0.4 million of deferred debt related costs, the Company recognized a pre-tax gain of $3.0 million.

            Other  income was $6.4  million in 2004.  The Company had received a
$10.0 million  subordinated  note from WPSC upon  consummation of the POR, which had been fully reserved. In July 2004 the Company realized $5.6 million upon the sale of the note to a third party and, accordingly, the reserve was reversed and
$5.6 million was recorded in other income in the second quarter.

            The  Company  has  recorded  a  valuation  allowance  related to the
Federal  tax  benefit  associated  with  the  current  period  loss  due  to the uncertainty of realizing  these benefits in the future.  In 2004 a tax provision of $1.3 million was  recorded  for foreign and state taxes.  The 2003 period tax provision is based on a federal benefit of 35%, offset by permanent  differences and state and foreign tax expense.  At December 31, 2003 the Company had Federal net operating loss carry forwards of $90.6 million for which no benefit has been recognized.

            The comments that follow compare  revenues and operating income from continuing operations by segment for the nine - month periods 2004 and 2003:

PRECIOUS METAL

            Sales for the Precious  Metal Segment  increased  $18.9 million from
$63.2  million  in 2003 to $82.1  million  in 2004.  This  increase  in sales is primarily  due to market  share gains,  stronger  demand in the  electrical  and telecommunications markets, and increased precious metal prices.

            Operating  income was $4.3 million in 2004  compared to an operating loss of $47.9 million in 2003. The 2003 period includes a $50.5 million non-cash charge for  goodwill  impairment,  a $3.0  million  gain on the  liquidation  of certain  precious  metal  inventories,  and a $3.0  million  gain  on  insurance proceeds and a $2.2  million  write-down  of the  Fairfield,  CT property.  Also included  in 2003 is a non cash lower of cost or market  charge of $1.3  million related to  precious  metal  inventory  and $1.1  million of  severance  related expenses  allocated to this segment from the reduction in salaried staff at H&H.
The balance of the  improvement  in  operating  income in 2004 is related to the above-mentioned increase in sales partially offset by higher raw material costs.

WIRE & TUBING

            Sales for the Wire & Tubing  Segment  increased  $15.4 million ($0.9 million for Wire and $14.5 million for Tubing) from $92.3 million ($28.1 million for Wire and $64.2 million for Tubing) in 2003 to $107.7  million ($29.0 million for Wire and $78.7  million for  Tubing) in 2004.  This  increase  is  primarily related to market share gains,  new products,  and stronger demand in appliance, medical,  and  semi-conductor  markets as they  relate to the  Company's  tubing businesses.

            Operating loss decreased by $31.7 million ($9.6 million  increase in operating loss for Wire and $41.3 million decrease in operating loss for Tubing)
from an operating loss of $41.4 million ($4.5 million for Wire and $36.9 million for Tubing) in 2003 to a loss of $9.7 million ($14.1 million  operating loss for
Wire and $4.4  million  operating  income for  Tubing) in 2004.  The 2004 period includes a $9.0 million asset  impairment  charge recorded in the second quarter of 2004  relating to the wire and cable  business.  The 2003  period  included a
$38.5 million non-cash charge for Specialty Tubing goodwill impairment. The 2003 period also includes costs related to the closure of certain wire facilities and
$1.5  million  ($0.3  million for Wire and $1.2 million for Tubing) of severance related expenses  allocated to this segment from the reduction in salaried staff at H&H. The operating  results of this segment were  negatively  impacted by the poor performance of the wire and cable business and by production inefficiencies related to new products at a stainless  tubing group  facility.  These  declines were offset by the improved operating  performance at the Company's other tubing facilities.  These  improvements are directly related to the sales  improvements discussed above.

ENGINEERED MATERIALS

            Sales for the Engineered  Materials  Segment increased $34.7 million from $92.2 in 2003 to $127.0  million in 2004 primarily due to due to a stronger commercial construction market, market share gains, and increased sales prices.

            Operating income increased $7.8 million from $7.5 million in 2003 to
$15.3 million in 2004. This increase in operating income is primarily due to the increase  in sales noted  above,  partially  offset by  increased  steel  costs.
Included in 2003 is $0.9 million of severance related expenses allocated to this segment from the reduction in salaried staff at H&H.

UNALLOCATED CORPORATE EXPENSES

            Unallocated  corporate expenses decreased from $15.6 million in 2003 to $2.7 million in 2004. This decrease is primarily related to decreased pension expense of $8.5 million,  lower  professional  fees, the  termination of the WPN management  agreement  in January of 2004,  and the  reversal of a $1.3  million reserve for a legal proceeding.  These  improvements were partially offset by an increase in salary expense and insurance costs.  Full year pension expense under
SFAS 87  accounting  is  estimated  to be a  credit  of $2.5  million  in  2004.
Accordingly,  a pension credit of $1.9 million was recognized  through September
30, 2004.

GOODWILL IMPAIRMENT

            See  discussion of goodwill  impairment  in the  comparison of third quarter 2004 to third  quarter of 2003 section of  Management's  Discussion  and
Analysis of Financial Position and Results of Operations.

FINANCIAL POSITION

            Net cash used by  operating  activities  for the nine  months  ended
September 30, 2004 totaled $40.4 million.  Income from  operations  adjusted for non-cash income and expense items provided $8.7 million of cash. Working capital accounts used $39.8 million of funds, as follows: accounts receivable used $20.9 million,  trade  payables  provided  $12.0  million.  Inventories  totaled $71.7 million at September 30, 2004, and used $29.9  million.  Net other current items used $1.0 million.

            At September  30, 2004  accounts  receivable  totaled  $62.9 million compared to $42.1  million at December 31, 2003,  an increase of $20.9  million.
The  increase in accounts  receivable  reflects  the strong sales levels for the three-month  period ended September 30, 2004 when compared to the fourth quarter of 2003.  Accounts  receivable at year-end are normally at their lowest level of the year as a result of the normal  slow down in  manufacturing  activity in the later part of the fourth  quarter.  This is the result of  scheduled  plant shut downs and holidays in November  and  December and the slow down in  construction markets in December.

            At September 30, 2004  inventory  totaled $71.7 million  compared to
$41.8 million at December 31, 2003, an increase of $29.9  million.  The increase in inventory is primarily  related to the termination of the Company's  precious metal  consignment  facility on March 30, 2004 coincident with H&H entering into new financing  agreements to replace existing Senior Secured Credit  facilities, including the revolving credit facility.  At December 31, 2003, 1,605,000 ounces of  silver  and  14,617  ounces of gold were  leased  to the  Company  under the consignment  facility.  Upon termination of this facility on March 30, 2004, H&H purchased  approximately $15.0 million of precious metal. The purchased precious metals  amounted to $19.2  million at  September  30,  2004 and are  included in inventory.  The  remaining  increase of $10.7  million is  primarily  related to higher steel costs.

            A pension  contribution of $5.8 million was made in 2004.The Company estimates that it will make a pension  contribution of approximately 1.2 million in 2005.

            Other  non-working  capital items  included in operating  activities used $3.5 million.  In connection with the H&H  refinancing,  WHX deposited $5.0 million of cash with H&H's lender as collateral for the H&H obligation. Portions of the cash  collateral  may be returned to WHX prior to maturity of the loan if
H&H meets and maintains certain defined leverage ratios. In the third quarter of
2004 $1.1 million of these funds were returned to WHX.

            In the first nine months of 2004,  $7.0 million was spent on capital improvements.

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

            In the third quarter of 2003 the Company received $1.3 million of an escrow deposit related to the sale of a former subsidiary.

            The Company's major subsidiary, H&H, maintains separate and distinct credit facilities with various financial institutions.  These facilities contain affirmative,  negative,  and  financial  covenants  (including  minimum  EBITDA,
maximum  leverage,  and  fixed  charge  coverage),   and  restrictions  on  cash
distributions that can be made to WHX.

            Borrowings  outstanding  under Handy & Harman's credit facilities at
September  30,  2004  amounted  to  $134.1   million.   In  addition  there  was
approximately  $6.1 million of borrowings  outstanding  under H&H's wholly owned
Danish subsidiary's term loans.

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

            WHX's liquidity is dependent on its ability to refinance the 10 1/2%
Senior Notes,  cash on hand,  investments,  and general economic  conditions and their effect on market demand. In addition, it is dependent upon the WHX Group's ability to sustain profitable operations and control costs during periods of low demand  or  pricing  in order to  sustain  positive  cash  flow.  The WHX  Group satisfies its working capital  requirements  through cash on hand,  investments, borrowing  availability  under  the H&H  Facilities  and  funds  generated  from operations.  At September 30, 2004, WHX  Corporation,  the parent  company,  had
$20.6 million in cash that was unrestricted and available to the parent company.
Such funds are adequate to satisfy WHX  Corporation's  obligations  prior to the
April 15, 2005 date of maturity of its 10-1/2%  Senior  Notes.  At September 30,
2004 H&H had $11.5 million of funds  available  under its new  revolving  credit facility (see below).  The WHX Group believes that,  cash on hand,  investments, sales  of  selected  assets,  and  funds  available  under  the new  H&H  credit facilities,  will  provide  the WHX Group  with the funds  required  to  satisfy working capital and capital expenditure requirements.  However, factors, such as economic  conditions,  could  materially  affect  the  WHX  Group's  results  of operations, financial condition and liquidity.

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

Ableco as  collateral  security  for the H&H  obligation.  Portions  of the cash collateral  may be  returned  to WHX prior to maturity of the Term B Loan if H&H meets and maintains  certain defined  leverage ratios.  As of September  30,2004
$1.1  million of such funds were  returned  to WHX.  On  October  29,  2004,  in connection with the assignment of the Term B Note,  approximately  $3.9 million, the remaining outstanding amount, was returned to WHX (see below).

            The new revolving  credit facility  provided for up to $70.0 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable and inventory.  The revolving  credit  facility was amended on August
31,  2004 to reduce  the  maximum  amount of the loan from $70  million to $62.9 million.  The new revolving credit facility  provides for interest at LIBOR plus
2.75% or the U.S.  Base  rate plus  1.00%.  Borrowings  under the new  revolving credit  facility  amounted to $42.7 million at September 30, 2004.  The Congress facilities mature on March 31, 2007. On September 30, 2004 H&H had approximately
$11.5million of funds  available  under the new revolving  credit facility after deducting $5.0 million of excess  availability  requirement.  The Term Loan A is collateralized by eligible  equipment and real estate, and provides for interest at LIBOR plus 3.25% or the prime rate plus 1.5%.  Borrowings  under the Congress
Facilities are  collateralized by all present and future stock and assets of H&H and its subsidiaries including all contract rights, deposit accounts, investment property,  inventory,  equipment,  real property,  and all products and proceeds thereof.  The principal of the Term Loan A is payable in monthly installments of
$299,000.  The Congress Facilities contain affirmative,  negative, and financial
covenants  (including  minimum  EBITDA,   maximum  leverage,  and  fixed  charge
coverage),  and restrictions on cash  distributions that can be made to WHX. The
Company was in compliance with all covenants at September 30, 2004.

            The Ableco  $71.0  million Term B Loan matures on March 31, 2007 and provides for annual  payments based on 40% of excess cash flow as defined in the agreement.  Interest  is  payable  monthly at the Prime Rate plus 8%. At no time shall  the  Prime  Rate  of  interest  be  below  4%.  The  Term B  Facility  is collateralized  by all  assets of H&H,  subject  only to the  prior  lien of the
Congress Facilities.  The Term B facility contains  affirmative,  negative,  and financial  covenants  (including  minimum EBITDA,  maximum  leverage,  and fixed charge  coverage),  and restrictions on cash  distributions  that can be made to
WHX. The Company was in compliance with all covenants at September 30, 2004.

            On October 29, 2004,  Handy & Harman completed the assignment of its
$71.0  Tranche B term  loan  from  Ableco to  Canpartners  Investments  IV,  LLC
("Canpartners"), an entity affiliated with Canyon Capital Advisors LLC, as agent and  lender.  Substantially  all of the  terms and  conditions  of the term loan continue without amendment,  with the principal exception that the interest rate for the loan has been reduced by 4.0% per annum,  effective October 29, 2004. In addition,  of the $5 million cash collateral which WHX had deposited with Ableco at the  time  of the  original  loan  as  collateral  for  the  Handy  &  Harman obligation,  approximately $3.9 million,  the remaining  outstanding amount, has been returned to WHX  (approximately  $1.1 million had been returned  during the third quarter of 2004).

            At March 31, 2004,  Indiana Tube Danmark,  H&H's wholly owned Danish subsidiary,  obtained new financing agreements to replace and repay its existing debt which had been issued under a  multi-currency  facility within the existing
H&H Senior  Secured  Credit  Facilities.  The new Danish  facilities  are with a
Danish bank (Nordea) and include a revolving credit facility and term loans. The term  loans  consist  of a 20-year  mortgage  (collateralized  by  Indiana  Tube
Danmark's  building) and a 10 year serial loan  (collateralized by Machinery and
Equipment of Indiana Tube Danmark). Interest is variable, based on LIBOR, and is fixed yearly on the mortgage and  quarterly on the serial loan. At September 30,
2004 there was  approximately  $6.1  million  outstanding  under the term loans.
Principal  payments on the term loans are  approximately  $480,000 per year. The revolving credit facility is collateralized by accounts receivable and inventory of Indiana Tube Danmark.  Interest is variable and based on Nordea's daily rate.
At  September  30,  2004 there were no  borrowings  under the  revolving  credit facility.

            As  described  above  the H&H  loan  agreements  contain  provisions restricting  payments  to WHX.  At  September  30,  2004 the net  assets  of H&H amounted to $109.5  million,  all of which was  restricted  as to the payment of dividends to WHX.

            As of  September  30,  2004,  the  total of the WHX  Group's  future
contractual  commitments,   including  the  repayment  of  debt  obligations  is
summarized as follows:

                                      Payments Due by Period
                   -----------------------------------------------------------------
   Contractual
   Obligations       Total      2004       2005        2006      2007     thereafter
------------------------------------------------------------------------------------
Debt               $232,983   $ 43,677   $ 96,877   $  4,059   $ 83,815   $  4,555
Operating Leases   $  4,320   $    421   $  1,660   $  1,326   $    913   $      7

            At  September  30,  2004 there were 2.6  million  shares of Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an amount equal to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2% Senior  Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied at September 30, 2004.  Presently,  management believes that it is not  likely  that  the  Company  will  be  able to pay  these  dividends  in the foreseeable future. The holders of the Preferred Stock are eligible to elect two directors to the Company's Board of Directors upon the Company's  failure to pay six quarterly  dividend payments,  whether or not consecutive.  Dividends on the
Preferred  Stock have not been paid since the  dividend  payment of October  31,
2000.  Accordingly,  the holders of the Preferred  Stock have the right to elect two directors to the Company's  Board of Directors.  To date, the holders of the
Preferred  Stock  have not  elected  such  directors.  At  September  30,  2004, preferred  dividends in arrears totaled $77.7 million.  The Company has retained
Jefferies & Company to assist in the  evaluation  of  possible  recapitalization options. A committee of preferred  shareholders has been formed and has retained legal and financial advisors.

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

            Proposed FASB Staff Position No. 106b (FSP 106-b) includes  guidance on  recognizing  the effects of the new  legislation  under  various  conditions surrounding  the assessment of "actuarial  equivalence"  of subsidies  under the
Act. The proposed FSP 106-b,  if passed would be effective for the first interim or  annual  period  beginning  after  June 15,  2004  with  earlier  application permitted.  The  adoption  of FSP 106-2 on July 1, 2004 did not have a  material impact on the Company's financial statements.

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
At September  30, 2004,  the  Company's  portfolio  of long-term  debt  included fixed-rate instruments.  Accordingly,  the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations.  In addition, the fair value of such instruments is also affected by investors' assessments of the risks  associated with  industries in which the Company  operates as well as the
Company's overall  creditworthiness and ability to satisfy such obligations upon their maturity. However, the Company's sensitivity to interest rate declines and other  market risks that might  result in a  corresponding  increase in the fair value of its fixed-rate debt portfolio would only have an unfavorable  effect on the Company's result of operations and cash flows to the extent that the Company elected  to  repurchase  or  retire  all or a  portion  of its  fixed-rate  debt portfolio at an amount in excess of the corresponding carrying value.

ITEM 4.      CONTROLS AND PROCEDURES

            Based on their  evaluation,  as of September 30, 2004, the Company's
Principal  Executive Officer and Principal  Financial Officer have concluded the
Company's  disclosure  controls and  procedures (as defined in Rule 13a-15 under the  Securities  Exchange  Act of  1934)  are  effective.  There  have  been  no significant  changes in internal  controls over financial  reporting  during the three months ended  September  30, 2004 that have  materially  affected,  or are reasonably  likely to materially  affect,  the Company's  internal  control over financial reporting.

PART II     OTHER INFORMATION

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            At  September  30, 2004,  there were 2.6 million  shares of Series A
Convertible  Preferred  Stock and 2.9  million  shares  of Series B  Convertible
Preferred  Stock  outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an equal amount to $3.25 per annum per share of
Series A and $3.75 per annum per share of Series B. Pursuant to the terms of the
Supplemental  Indenture to the Company's 10 1/2 % Senior Notes,  the Company was
prohibited from paying dividends on this Preferred Stock until after October 31,
2002,  at the  earliest  and  thereafter  only in the  event  that  the  Company satisfies  certain  conditions set forth in the Indenture.  Such conditions were not satisfied as of September 30, 2004.  Presently,  management believes that it is not  likely  that the  Company  will be able to pay  these  dividends  in the foreseeable future. At September 30, 2004 dividends in arrears amounted to $77.7 million.

ITEM 5.     OTHER MATTERS

            In October  2004,  the  Company  was  notified by the New York Stock
Exchange  ("NYSE")  that its share price had fallen  below the NYSE's  continued
listing  criteria  relating to minimum  share price.  The NYSE  requires  that a company's  common stock trade at a minimum average share price of $1.00 during a
30-day trading period.  Following such notification by the NYSE, the Company has up to six months by which time its share  price and  average  share price over a consecutive 30 trading-day period may not be less than $1.00, subject to certain
NYSE conditions.  In the event these requirements are not met by the end of such period,  the Company would be subject to NYSE trading  suspension  and delisting and, in such event,  management believes that an alternative trading venue would be available.  Management is currently  considering various alternatives to cure the price condition within the designated time frame.

            The  Company  may not be able to  resolve  the  problem  in a timely fashion or at all,  which could cause its common stock to be  delisted.  Even if the  Company  were able to find an  alternative  trading  market for its shares, delisting  from the NYSE could  adversely  effect the liquidity of the Company's common stock,  negatively  impact the Company's  ability to raise future capital through a sale of the  Company's  common  stock and make it more  difficult  for investors to obtain quotations or trade the Company's common stock.

ITEM 6.              EXHIBITS

        *  Exhibit  4.1  Consent  and  Amendment  No.  1 to  Loan  and  Security
           Agreement  dated as of August 31,  2004 by and among  Handy & Harman, certain of its affiliates and Congress Financial Corporation.

        *  Exhibit 4.2 Amendment No. 2 to Loan and Security  Agreement  dated as of  October  29,  2004 by and among  Handy & Harman,  certain  of its affiliates and Congress Financial Corporation.

        *  Exhibit 4.3 Loan and Security  Agreement dated as of October 29, 2004
           by  and  among  Handy  &  Harman,   certain  of  its  affiliates  and
           Canpartners Investments IV, LLC.

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

        *  Exhibit 32 Certification of Principal Executive Officer and Principal
           Financial  Officer  pursuant to Rule  13a-14(b)  or  15d-14(b) of the
           Securities  Act of 1934, as amended,  as adopted  pursuant to Section
           906 of the Sarbanes-Oxley Act of 2002.

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

                                   November 12, 2004

