Form 10-K
period 2004-12-31
WHX CORP
filed 2006-12-27
CIK 106618

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

|X|   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

      For the fiscal year ended December 31, 2005

                                       OR

|_|   TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the transition period from __________ to __________

Commission file number 1-2394

                                 WHX CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                          13-3768097
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

        555 THEODORE FREMD AVENUE
              RYE, NEW YORK                                     10580
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code: 914-925-4413

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        Name of each exchange on
           Title of each class                             which registered
           -------------------                             ----------------
Common Stock, $.01 par value

      Securities registered pursuant to Section 12 (g) of the Act: None

      Indicate by check mark if the Registrant is a well-known  seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the  Registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

      Indicate by check mark whether the  registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. |X|

      Indicate  by check mark  whether  the  Registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act.  (Check  one):   Large   accelerated   filer  |_|  Accelerated   filer  |_|
Non-accelerated filer |X|

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

      The aggregate market value of the voting and non-voting common equity held by  non-affiliates  of registrant as of November 30, 2006 totaled  approximately
$46.5 million based on the then-closing stock price.

      Indicate by check mark whether the  registrant has filed all documents and reports  required  to be  filed by  Section  12,  13 or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan
confirmed by a court. Yes |_| No |X|

      On November 30, 2006, there were approximately 10,000,000 shares of common stock, par value $0.01 per share.

                                TABLE OF CONTENTS

 ITEM                                                                       PAGE

PART I

Item 1.    Business                                                            3
Item 1A.   Risk Factors                                                        6
Item 1B.   Unresolved Staff Comments                                          10
Item 2.    Properties                                                         10
Item 3.    Legal Proceedings                                                  10
Item 4.    Submission of Matters to a Vote of Security Holders                14

PART II

Item 5.    Market for Registrant's Common Equity and Related Matters          14
Item 6.    Selected Financial Data                                            16
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        20
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         41
Item 8.    Financial Statements and Supplementary Data                        43
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         93
Item 9A.   Controls and Procedures                                            93

PART III

Item 10.   Directors and Executive Officers of the Company                    96
Item 11.   Executive Compensation                                            100
Item 12.   Security Ownership of Certain Beneficial Owners and Management    104
Item 13.   Certain Relationships and Related Transactions                    105
Item 14.   Principal Accountant Fees and Services                            106

PART IV

Item 15.   Exhibits and Financial Statement Schedules                        107

ITEM 1. BUSINESS

VOLUNTARY  PETITION  UNDER  CHAPTER 11 OF U.S.  BANKRUPTCY  CODE AND  SUBSEQUENT
EVENTS

      On March 7, 2005, WHX  Corporation,  the parent company  ("WHX"),  filed a voluntary petition  ("Bankruptcy  Filing") to reorganize under Chapter 11 of the
United States  Bankruptcy Code with the United States  Bankruptcy  Court for the
Southern District of New York (the "Bankruptcy Court"). WHX continued to operate its businesses and own and manage its properties as a debtor-in-possession  (the
"Debtor") under the  jurisdiction of the Bankruptcy Court and in accordance with the  applicable  provisions  of  the  Bankruptcy  Code  until  it  emerged  from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005 (see below).

      WHX's primary business is Handy & Harman (together with its  subsidiaries,
"H&H"), a diversified manufacturing company. Neither H&H, nor any of WHX's other subsidiaries  or affiliates  were included in WHX's  Bankruptcy  Filing.  All of
H&H's  operating  units  conducted  business in the ordinary  course  during the bankruptcy. WHX's Bankruptcy Filing was primarily intended to reduce WHX's debt, simplify its capital  structure,  reduce its overall cost of capital and provide it with better access to capital markets.

      On March 7, 2005, WHX also filed a proposed Plan of  Reorganization of WHX
Corporation (as amended, the "Plan") and a related proposed disclosure statement
(as amended,  the "Disclosure  Statement") with the Bankruptcy Court. On June 7,
2005,  WHX filed its first amended  Chapter 11 Plan. On June 8, 2005,  WHX filed its second amended Disclosure Statement.

      On July 21, 2005, WHX Corporation's  Chapter 11 Plan of Reorganization was
confirmed by the Bankruptcy Court (the  "Confirmation  Order").  The Plan became effective on July 29, 2005 ("Effective Date").

      The  Bankruptcy  Filing  created an event of default  under the  Indenture governing  WHX's 10 1/2% Senior Notes (the  "Senior  Notes") due April 15, 2005.
Under the terms of the Senior Notes, as a result of the Bankruptcy  Filing,  the entire unpaid principal and accrued interest (and any other additional  amounts)
became immediately due and payable without any action on the part of the trustee or the note holders.  The principal amount outstanding under the Senior Notes at
March 7, 2005 was approximately $92.8 million. Accrued interest to March 7, 2005 was approximately $3.8 million.

      The  following is a summary of certain  material  features of the Plan and the Confirmation Order. On the Effective Date:

o     All of WHX's outstanding securities, including WHX's pre-bankruptcy filing common stock,  Series A preferred  stock,  Series B preferred stock and 10
      1/2% Senior Notes were deemed  cancelled and annulled  without further act or action.

o     In full and complete satisfaction of all such claims,  holders of WHX's 10
      1/2% Senior Notes received  9,200,000 shares of common stock  representing their prorated share of the reorganized  company.  These shares  represent
      92% of the equity in the reorganized company.

o     In  full  and  complete  satisfaction  of all  such  interests,  Series  A
      preferred   stockholders   received   366,322   shares  of  common   stock
      representing  their prorated share of the reorganized  company and 344,658 warrants to purchase common stock of the reorganized company,  exercisable at $11.20 per share and expiring on February 28, 2008.

o     In  full  and  complete  satisfaction  of all  such  interests,  Series  B
      preferred   stockholders   received   433,678   shares  of  common   stock
      representing  their prorated share of the reorganized  company and 408,030 warrants to purchase common stock of the reorganized company,  exercisable at $11.20 per share and expiring on February 28, 2008.

o     Holders  of  WHX's   pre-bankruptcy   filing  common  stock   received  no
      distribution under the Plan.

      The  common  stock  received  by  the  Series  A and  Series  B  preferred stockholders,  collectively,  represents  8% of the  equity  in the  reorganized
company.   The  warrants   issued  to  the  Series  A  and  Series  B  preferred
stockholders,  collectively, represent the right to purchase an additional 7% of the equity of the reorganized company after giving effect to the exercise of the warrants.

      On the  Effective  Date,  all of the  assets  of WHX  were  vested  in the reorganized  company  free and clear of all liens,  causes of  actions,  claims, encumbrances,  equity interests,  and interests against,  in, or on such assets, except as explicitly provided in the Plan.

      Since the  Effective  Date,  the business  units of H&H have  continued to conduct their businesses in the ordinary course.

OVERVIEW

WHX CORPORATION

      WHX is a holding  company that  invests in and manages a diverse  group of businesses.  WHX's primary business is H&H, a diversified  manufacturing company whose  strategic  business units  encompass  three  segments:  precious  metals, tubing,  and engineered  materials.  H&H is essentially a holding  company which owns distinct operating  companies within its corporate  structure.  WHX's other business  through August 1, 2003, (see below)  consisted of  Wheeling-Pittsburgh
Corporation  ("WPC") and six of its subsidiaries  including  Wheeling-Pittsburgh
Steel Corporation ("WPSC"), a vertically integrated  manufacturer of value-added and  flat  rolled  steel  products  (see  Note 4 to the  Consolidated  Financial
Statements).  WPSC,  together  with  WPC and its  other  subsidiaries  shall  be referred  to  herein  as  the  "WPC  Group."  WHX,  together  with  all  of  its subsidiaries  other  than the WPC  Group,  shall be  referred  to  herein as the
"Company".

      On November  16,  2000,  the WPC Group filed  petitions  for relief  under
Chapter 11 of the Bankruptcy Code in the United States  Bankruptcy Court for the
Northern  District of Ohio.  Subsequent to the  commencement  of the  Bankruptcy
Filing,  the WPC Group sought and obtained  several  orders from the  Bankruptcy
Court  that  enabled  the  WPC  Group  to  continue   business   operations   as
debtors-in-possession.  The WPC Plan of Reorganization ("WPC POR") was confirmed by the Bankruptcy  Court on June 18, 2003 and was consummated on August 1, 2003.
Pursuant to the terms of the WPC POR,  among other things,  the WPC Group ceased to be a subsidiary of WHX effective  August 1, 2003,  and from that date forward has been an independent company.

      As a result of the WPC Group Bankruptcy Filing the Company, as of November
16, 2000, no longer  consolidates  WPC with WHX.  Accordingly,  the accompanying consolidated  statements of operations and the  consolidated  statements of cash flows  exclude the operating  results of WPC for the periods after  November 16,
2000.

      For additional  information  concerning these  developments,  see Item 3 -
Legal  Proceedings,  and  Item  7 -  Management's  Discussion  and  Analysis  of
Financial  Condition  and Results of Operations  and Note 4 to the  Consolidated
Financial Statements.

                                   THE COMPANY

      WHX  acquired  H&H in April  1998.  H&H's  business  segments  are the (a)
manufacturing  and selling of tubing products  fabricated from stainless  steel, carbon steel and specialty  alloys;  (b)  manufacturing  and selling of precious metal brazing products and precision  electroplated materials and stamped parts;
and (c) manufacturing and selling of other engineered  materials supplied to the roofing,  construction,  natural  gas,  electric,  and water  industries.  H&H's products  are sold to  industrial  users in a wide range of  applications  which include the construction,  electric, electronic,  automotive original equipment, computer equipment, oil, refrigeration, utility, telecommunications, medical and energy related industries.

BUSINESS STRATEGY

      The Company's business strategy is to enhance the growth and profitability of H&H and to build upon the  strengths of certain of H&H's  businesses  through internal growth and strategic acquisitions.

      H&H expects to continue to focus on high margin  products  and  innovative technology,  while  limiting  its  exposure  to  low  margin,  capital-intensive businesses.  As part of that  strategy,  in 2006 H&H  announced  its decision to close the  Norristown  Pa.  facility  of Handy & Harman Tube Co. and in 2005 H&H announced its decision to permanently close its wire and cable operations due to continuing operating losses, deteriorating margins and rising raw material costs experienced  by these  businesses.  In 2002,  H&H exited certain of its precious metal activities that had been part of its historical  business base. In the mid
1990s,  H&H exited its  commodity  automotive  OEM and precious  metal  refining businesses, and with its strong brand name and customer recognition, expanded in specialty  metals and materials  product  markets.  H&H focuses on its materials engineering expertise to expand production of higher value-added  products.  H&H from time to time continues to evaluate the sale of non-core  assets and certain underperforming businesses, as well as strategic acquisitions. WHX has provided, and may  provide  from time to time in the  future,  information  to  interested parties  regarding  portions  of its  non-core  assets and  businesses  for such purposes.

PRODUCTS AND PRODUCT MIX

      TUBING SEGMENT

      H&H manufactures a wide variety of steel tubing  products.  Small-diameter precision-drawn  tubing fabricated from stainless steel, nickel alloy and carbon and alloy steel is produced in many sizes and shapes to critical  specifications for use in the semiconductor,

aircraft,    petrochemical,    automotive,    appliance,    refrigeration    and
instrumentation  industries.  Additionally,  tubular product is manufactured for the medical industry for use as implants, surgical devices and instrumentation.

      PRECIOUS METALS SEGMENT

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

      ENGINEERED MATERIALS SEGMENT

      H&H manufactures fasteners,  fastening systems, plastic and steel fittings and connectors,  non-ferrous  thermite welding powders,  and electro  galvanized products for the roofing, construction, appliance, do-it-yourself,  natural gas, electric and water distribution industries.

CUSTOMERS

      H&H is diversified across both industrial markets and customers. H&H sells to the electronics, telecommunications, semiconductor, computer, aerospace, home
appliance  OEM,   automotive,   construction,   utility,   medical  and  general
manufacturing  industries. In 2004, one customer within our engineered materials segment  accounted  for 7.1% of H&H's  sales  while in years  2005 and 2003,  no customers accounted for more than 5% of H&H's sales.

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

BACKLOG

      H&H has no material backlog.

CAPITAL INVESTMENTS

      The Company believes that H&H's business segments must continuously strive to improve productivity and product quality, and control manufacturing costs, in order to remain competitive.  Accordingly, H&H's business segments are committed to making necessary capital  investments with the objectives of reducing overall manufacturing  costs,  improving the quality of products produced and broadening the array of products  offered to H&H's several  markets  served.  H&H's capital
expenditures   for  2005  for   continuing   operations   were  $20.4   million.
Approximately $10.0 million of the 2005 expenditures relate to a plant expansion at H&H's fastener  facility in Agawam,  MA. The level of capital  expenditure in
2005 and prior were needed to expand and maintain productive  capacity,  improve productivity  and upgrade selected  facilities to meet competitive  requirements and maintain compliance with environmental laws and regulations. H&H anticipates funding its capital  expenditures in 2006, including the costs of establishing a carbon tubing facility for the refrigeration  and automotive  markets in Mexico, from cash on hand; funds generated by operations and

borrowed  funds.  H&H  anticipates  its capital  expenditures  will  approximate depreciation,  on  average,  over the next few  years.  Other  than at H&H,  the
Company  did not make any  material  capital  expenditures  in 2005 and does not anticipate any in 2006.

ENERGY REQUIREMENTS

      H&H requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities.  A shortage of electricity or natural gas, or a government  allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

EMPLOYMENT

      Total active  employment  of the Company at December  31, 2005  aggregated
1,640  employees.  Of these  employees,  519 were salaried  employees,  481 were covered by collective  bargaining  agreements and 640 were  non-union  operating employees.

COMPETITION

      There are many  companies,  both domestic and foreign,  which  manufacture steel wire and tubing products,  and other specially  engineered products of the type H&H  manufactures.  There are also a number of  competitors  in each of the classes of precious metal products we sell. Some of these competitors are larger than we are and  have  financial  resources  greater  than we do.  Some of these competitors enjoy certain other competitive  advantages,  including greater name recognition;  greater  financial,  technical,  marketing and other resources;  a larger  installed base of customers;  and  well-established  relationships  with current and potential  customers.  Competition is based on quality,  technology, service,  and price and in some industries,  new product  introduction,  each of which is of equal importance.

ITEM 1A. RISK FACTORS

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

      Factors  that  could  cause the actual  results  of the  Company in future periods to differ materially include, but are not limited to, the following:

RISKS RELATING TO OUR FINANCIAL CONDITION AND RECENTLY COMPLETED REORGANIZATION

      THERE IS  SUBSTANTIAL  DOUBT AS TO THE COMPANY'S  ABILITY TO CONTINUE AS A
GOING CONCERN.

      The  accompanying  financial  statements  have been prepared  assuming the
Company will  continue as a going  concern.  The Company  incurred net losses of
$34.7  million,  $140.4  million and $159.9 million for the years ended December
31,  2005,  2004  and  2003,  respectively  and had  negative  cash  flows  from operations  of $5.0 million and $39.6  million for the years ended  December 31,
2005  and 2004  respectively.  As of  December  31,  2005,  the  Company  had an
accumulated  deficit of $394.0 million and a working  capital  deficit of $122.1 million as of December 31, 2005 and $172.7 million as of December 31, 2004. With the exception of $4.9 million of Other H&H debt, all debt has been classified as current due to noncompliance with certain debt covenants.

      In March 2005, WHX filed for bankruptcy protection under Chapter 11 of the
United States Bankruptcy Code. Following WHX's emergence from bankruptcy in July
2005, the Company  continued to experience  liquidity  issues.  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiary,  H&H, or other discrete  transactions.  H&H's bank credit facilities and term loan  effectively do not permit it to transfer any cash or other assets to WHX and are  collateralized by substantially all of H&H's assets.  WHX has no bank credit facility of its own. WHX's operating cash flow requirements  consist of funding  the  supplemental  retirement  plan,  certain  employee-related  and administrative costs and the

bankruptcy-related  expenses,  all of which were paid by March 31,  2006.  On an ongoing basis, the Company is required to meet the funding  requirements for the
WHX Pension Plan and pay other administrative costs.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there  have  been no  dividends  from H&H to WHX and  WHX's sources of cash flow have consisted of:

      o     The issuance of $5.1 million in preferred stock by a newly created subsidiary, which was invested in the equity of a small public company; and

      o     Partial payment of the H&H subordinated debt to WHX of $9.0 million, which required the approval of the banks participating in the bank facility. Subsequent to this transaction in 2006, the remaining intercompany loan balance of the subordinated debt of $44.2 million was converted to equity.

      As of September 30, 2006, WHX had cash of  approximately  $1.6 million and current  liabilities of  approximately  $6.9 million,  including $5.1 million of mandatorily  redeemable preferred shares issued by a wholly-owned  subsidiary of
WHX and  payable to a related  party.  WHX also has  significant  2006 cash flow obligations,  including without  limitation the minimum funding  requirement for the WHX Pension  Plan,  which is estimated to be $20.6 million ($4.9 million was paid in July  2006  and  $5.0  million  was  paid by H&H in  October  2006)  and estimated other administrative costs for 2006 of approximately $3.8 million. The
Pension Benefit Guaranty Corporation ("PBGC") filed a lien against the assets of
H&H to secure,  among other things, the funding deficiency  existing as a result of WHX's failure to make required  contributions to the WHX Pension Plan, and on
October 20,  2006,  the PBGC entered into a lien  subordination  agreement  with
H&H's revolving credit facility lender.  This  subordination  agreement provides that the  subordination  provisions  shall not apply to any debt incurred  after
December 31, 2006. As previously indicated, there are no current sources of cash available  to WHX to  satisfy  these  obligations,  other  than  the sale of its subsidiary's equity investment  (estimated market value at September 30, 2006 of
$5.0 million),  possible insurance proceeds from current litigation, or the sale of H&H (which is not currently contemplated).  If WHX does not obtain additional liquidity,  it is likely that WHX will not have  sufficient  cash to continue to operate through the end of 2007.

      As of September 30, 2006,  H&H's  availability  under its revolving credit
facility  was  $11.7  million;   however,  based  on  the  Company's  forecasted
borrowings,  these  available  funds may not be  sufficient to fund debt service costs,  working  capital  demands  (especially in light of recent high commodity prices,  primarily silver and gold), and environmental  remediation  costs. From
January 1, 2006  through  September  30,  2006,  H&H spent  approximately  $12.2 million for the remediation of environmental  conditions at the site of a former manufacturing  facility  which it had  previously  sold.  H&H  expects  to spend
approximately   an  additional  $8.8  million  through  2007  to  complete  this remediation.  In  addition,  H&H may owe the buyer of the  property a penalty of approximately  $3.8 million,  based on an estimated  completion date in February
2007,  which will increase if the  remediation is not completed by this date. An arbitration  award,  which was  upheld by a court and is  currently  on  appeal, concluded  that  H&H will be  obligated  to pay this  penalty.  However,  H&H is awaiting a judicial  decision  as to the  enforceability  of this  penalty.  The amount of availability  provided by H&H's revolving credit facility limits H&H's borrowing  ability and is anticipated to continue to limit H&H's liquidity until it can refinance  this facility.  Additionally,  this credit  facility  contains various financial covenants,  including minimum EBITDA, as defined, fixed charge coverage  ratio and  limitations  on  capital  expenditures.  The  Company is in violation of certain of these  covenants.  The facility  also  includes  certain financial  reporting  requirements,  which the  Company has been unable to meet.
Historically, H&H has been able to obtain amendments to financial covenants when future  results  were not expected to comply with these  covenants.  H&H has not obtained an amendment for these  covenant  violations,  and, as a result,  is in default of the  facility.  Accordingly,  the  Company  has  classified  all debt subject to these covenants as current liabilities in these financial statements.
H&H and its bank group have  amended  its  facility  as of October  30,  2006 to provide,  among other  things,  an  additional  $7.0  million term loan upon the filing of its 2005 Annual Report on Form 10-K,  and an immediate $3.0 million of borrowing  availability  under its revolving  credit  facility.  H&H's revolving credit facility  matures on March 31, 2007.  There can be no assurance that this amendment  will  provide H&H with the  liquidity  it  requires,  that current or future  covenant  violations  will be waived by the banks,  or that  replacement financing will be obtained upon commercially reasonable terms, if at all.

      The above conditions raise  substantial  doubt about the Company's ability to continue as a going concern.  These  financial  statements do not include any adjustments  to reflect the possible  future effects on the  recoverability  and classification  of assets or amounts and  classification of liabilities that may result from the outcome of this uncertainty.  See Item 7-Management's Discussion and  Analysis  of  Financial  Condition  and Results of  Operations  for further information on management's plans and liquidity.

H&H'S RESULTS OF OPERATIONS MAY BE NEGATIVELY AFFECTED BY VARIATIONS IN INTEREST
RATES.

      The H&H credit  facilities  are  collateralized  by  accounts  receivable, inventory,  and  property,  plant and  equipment.  These credit  facilities  are variable rate obligations which expose H&H to interest rate risks.

WARREN G. LICHTENSTEIN,  OUR CHAIRMAN, AND CERTAIN OTHER OFFICERS AND DIRECTORS,
THROUGH THEIR AFFILIATION WITH STEEL PARTNERS II, L.P., HAS THE ABILITY TO EXERT
SIGNIFICANT INFLUENCE OVER OUR OPERATIONS.

      Warren G. Lichtenstein,  our Chairman,  as the sole managing member of the general  partner of Steel Partners II, L.P., is also deemed to own  beneficially the shares of our common stock owned by Steel  Partners II, L.P.  Steel Partners
II, L.P.  beneficially  owns 5,029,793 shares of our common stock,  representing approximately 50.3% of our outstanding common stock. Mr.  Lichtenstein,  as sole managing  member of the general  partner of Steel  Partners II,  L.P.,  has sole investment  and  voting  control  over the  shares  beneficially  owned by Steel
Partners II, L.P. and thus has the ability to exert  significant  influence over our policies and affairs,  including  the election of our Board of Directors and the approval of any action requiring stockholder vote, such as amendments to our
Certificate of Incorporation and approving mergers or sales of substantially all of our assets,  as well as matters where the interests of Mr.  Lichtenstein  and
Steel Partners II, L.P. may differ from the interests of our other  stockholders in some respects.  In addition,  employees of an affiliate of Steel Partners II,
L.P.  hold  positions  with WHX,  including  Glen M.  Kassan as Chief  Executive
Officer and John J. Quicke as Vice President, and as directors.

RISKS RELATING TO OUR BUSINESSES

IN MANY CASES,  H&H'S COMPETITORS ARE LARGER THAN US AND HAVE  MANUFACTURING AND
FINANCIAL  RESOURCES  GREATER  THAN WE DO,  WHICH MAY HAVE A NEGATIVE  IMPACT ON
H&H'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION.

      There are many  companies,  both domestic and foreign,  which  manufacture non-precious wire and tubing products,  and other specialty  engineered products of the type H&H manufactures.  There are also a number of competitors in each of the classes of precious metals products H&H sells. Some of these competitors are larger than H&H is and have financial  resources  greater than H&H does. Some of these competitors enjoy certain other competitive advantages,  including greater name recognition; greater financial, technical, marketing and other resources; a larger  installed base of customers;  and  well-established  relationships  with current and potential customers. H&H may not be able to compete successfully and competition  may have a negative  impact on its business,  operating  results or financial  condition by reducing  volume of products sold and/or selling prices, and accordingly reducing its revenues and profits.

H&H'S PROFITABILITY MAY BE ADVERSELY AFFECTED BY FLUCTUATIONS IN THE COST OF RAW
MATERIALS.

      H&H is  exposed  to  market  risk and  price  fluctuation  related  to the purchase of natural  gas,  electricity,  precious  metals,  steel  products  and certain non-ferrous metals used as raw materials.  Its results of operations may be  adversely  affected  during  periods  in which  either  the  prices  of such commodities are unusually high or their  availability  is restricted.  H&H holds precious metal positions that are subject to market fluctuations. Precious metal inventory  is included  in  inventory  using the  last-in,  first-out  method of inventory  accounting.  H&H enters into forward or future  contracts  with major financial institutions to reduce the economic risk of price fluctuations.

WE SPONSOR A DEFINED  BENEFIT PENSION PLAN WHICH COULD SUBJECT US TO SUBSTANTIAL
CASH FUNDING REQUIREMENTS IN THE FUTURE.

      In  2004  and  2005,  WHX  contributed  $6.0  million  and  $1.2  million,
respectively,   to  the  WHX  Pension  Plan.  The  estimated   minimum   funding
requirements  for the WHX Pension Plan in 2006,  2007, 2008 and through 2011 are
$20.6  million,  $2.7  million,  $0.0 million and $16.7 million  (which  amounts reflect  the recent  passage of the Pension  Protection  Act of 2006 by Congress
which  had  the  effect  of   changing   the  minimum   funding   requirements),
respectively. Our pension benefit costs are developed from actuarial valuations.
Inherent  in these  valuations  are  assumptions  including  discount  rates and expected  long-term  rates of return on plan  assets.  Material  changes  in our pension  costs may occur in the future due to changes in market  conditions  not consistent with the assumptions,  changes in assumptions,  or other changes such as a plan  termination,  in which case there may be additional claims related to payment  for  unfunded  liabilities.  We have  applied  to the IRS for a funding waiver  for the 2005 and 2006 plan  years,  but the IRS has since  limited  this request to the 2005 plan year. If granted,  this waiver would change our minimum funding  requirements  to $9.9 million,  $10.0  million,  $7.9 million and $18.3 million (which amounts reflect the recent passage of the Pension  Protection Act of 2006) in 2006, 2007, 2008, and through 2011, respectively. WHX is required to make quarterly  funding payments for each plan year. In addition,  the remaining minimum  required  contribution  for such earlier year is required to be made by
September 15 of the following  year. On September 15, 2006,  WHX was required to make a  minimum  contribution  for the 2005  plan  year in the  amount  of $15.5 million. However, WHX did not make that contribution due to liquidity issues. If the funding waiver  described above is granted,  such payment would no longer be due. WHX has made  contributions in 2006 in the aggregate amount of $9.9 million
(including a payment of $5.0 million on October 30,  2006).  The  penalties  for failure to make timely  payment of the 2005 minimum  funding  requirement  could result in penalties of 10% of such deficiency,  as well as an additional penalty of 100% of such amount under certain circumstances.  In addition, the failure to make  timely  quarterly  funding  payments  could  result in the  assessment  of interest. The PBGC filed a lien against the assets of H&H to secure, among other things,  the funding  deficiency,  and on October 20, 2006,  entered into a Lien
Subordination  Agreement with Wachovia Bank, N.A  ("Wachovia"),  H&H's principal lending  bank.  On October 26, 2006,  WHX entered into a  non-binding  letter of intent  with the PBGC,  which  provides,  among  other  things,  for the PBGC to recommend to the IRS that it approve the funding waiver  application for the WHX
Pension Plan for the 2005 plan year,  which amount would be amortized  over five years,  and for the PBGC to receive certain  subordinate  liens on the assets of
H&H and the  Company to secure  the  waiver  amount  and  certain  other  agreed obligations.  WHX and the PBGC  are  presently  working  to  prepare  definitive documentation  relating  to the letter of intent  with the PBGC.  If the funding waiver is not granted, or definitive documentation is not

finalized  and  executed,  there is no  assurance  we will be able to obtain the funds required to make the payments.  In such event,  there is substantial doubt about the Company's  ability to continue as a going  concern.  See "Risk Factors
-There is substantial  doubt as to the Company's  ability to continue as a going concern"  and  Item  7  -"Management's  Discussion  and  Analysis  of  Financial
Condition  and Results of  Operations - H&H  Liquidity  and Capital  Resources -
Bankruptcy Filing and Plan of Reorganization of the WPC Group."

H&H'S BUSINESSES ARE SUBJECT TO GENERAL ECONOMIC CONDITIONS.

      H&H operates in a wide range of  manufacturing  businesses  that serve the
construction,    electric,   electronic,   home   appliance   OEM,   automotive,
refrigeration,   utility,   telecommunications,   medical  and  energy   related
industries.   As  a  result,   H&H's  results  of  operations  tend  not  to  be
disproportionately  affected  by any one  industry  or  segment,  but tend to be affected by general economic  conditions and other factors worldwide,  including fluctuations in interest rates,  customer demand,  labor costs and other factors beyond its control.  The demand for H&H's  customers'  products and,  therefore,
H&H's products, is directly affected by such fluctuations.

THE LOSS OF ANY OF OUR MAJOR CUSTOMERS COULD ADVERSELY AFFECT H&H'S REVENUES AND
FINANCIAL HEALTH.

      In 2005, H&H's 15 largest customers accounted for approximately 35% of its consolidated net sales. If H&H were to lose any of its relationships  with these customers, its revenues and profitability could fall.

OUR STRATEGY INCLUDES  SELECTIVE  ACQUISITIONS AND ACQUISITIONS  ENTAIL NUMEROUS
RISKS.

      Our  strategy  includes,  among  other  things,  strategic  and  selective acquisitions.  This element of our strategy entails several risks, including the diversion of management's attention from other business concerns, whether or not we are  successful in finding  acquisitions,  and the potential  need to finance such acquisitions with additional debt.

      In addition,  once found,  acquisitions  entail further risks,  including:
unanticipated costs, including  environmental  liabilities that could materially adversely  affect  our  results  of  operations;  difficulties  in  assimilating acquired  businesses;  and negative effects on existing  business  relationships with suppliers and customers.

H&H'S  COMPETITIVE  ADVANTAGE COULD BE REDUCED IF ITS  INTELLECTUAL  PROPERTY OR
RELATED PROPRIETARY  MANUFACTURING  PROCESSES BECOME KNOWN BY ITS COMPETITORS OR
IF TECHNOLOGICAL CHANGES REDUCE H&H'S CUSTOMERS' NEED FOR ITS PRODUCTS.

      H&H owns a number of  trademarks  and  patents  (in the United  States and other  jurisdictions)  on its  products  and related  proprietary  manufacturing processes.  In addition to trademark and patent protection,  H&H relies on trade secrets,  proprietary  know-how  and  technological  advances  that it  seeks to protect.  If H&H's  intellectual  property is not properly protected by it or is independently  discovered by others or otherwise  becomes known,  its protection against competitive products could be diminished.

H&H COULD INCUR SIGNIFICANT COSTS,  INCLUDING  REMEDIATION COSTS, AS A RESULT OF
COMPLYING WITH ENVIRONMENTAL LAWS.

      H&H's  facilities and  operations  are subject to extensive  environmental laws and regulations  imposed by federal,  state,  foreign and local authorities relating to the protection of the environment. It could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal  injury,  as a result of violations of or  liabilities  under environmental  laws. H&H has incurred,  and in the future may continue to incur, liability  under  environmental  statutes  and  regulations  with respect to the contamination detected at sites owned or operated by it (including contamination caused by prior owners and operators of such sites,  abutters or other  persons)
and the sites at which H&H disposed of hazardous substances. We have established a reserve  totaling  $27.5 million with respect to certain  presently  estimated environmental  remediation  costs.  As of  December  31,  2005,  the Company had
insurance   receivables  of  $2.0  million   relating  to  these   environmental
remediation  costs, which were recovered in 2006. This $27.5 million reserve may not be adequate to cover the ultimate costs of remediation,  including discovery of additional  contaminants or the imposition of additional cleanup  obligations which could result in significant  additional  costs.  In addition,  H&H expects that future  regulations,  and changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards. Compliance with such requirements may make it necessary for H&H to retrofit existing  facilities
with  additional   pollution-control   equipment,   undertake  new  measures  in
connection  with  the  storage,   transportation,   treatment  and  disposal  of
by-products and wastes or take other steps,  which may be at a substantial  cost to H&H.

FACTORS   AFFECTING   THE  VALUE  OF   SECURITIES   ISSUED  UNDER  THE  PLAN  OF
REORGANIZATION

THERE IS NO ESTABLISHED MARKET FOR OUR NEW COMMON STOCK.

      No  established  market  exists for our new common  stock.  Our new common stock is  presently  quoted on the pink  sheets.  Following  the  filing of this
Annual Report on Form 10-K and other  delinquent  periodic reports due under the
Securities Exchange Act of

1934, as amended,  we anticipate that our new common stock will be quoted on the
OTC Bulletin Board, and we expect to cooperate with any registered broker-dealer who may seek to initiate  price  quotations  for our new common stock on the OTC
Bulletin Board.  Again,  however,  no assurance can be made that such securities will be quoted on the OTC Bulletin  Board or that an active  trading market will exist. Moreover, our new common stock was issued pursuant to the Plan to holders of pre-petition  Senior Notes and Preferred Stock, and some of these holders may prefer to  liquidate  their  investment  rather  than to hold it on a  long-term basis. Accordingly, it is possible that the market for our new common stock will be  volatile,  at least for an initial  period after the  Effective  Date of the
Plan.  In  addition,  there  can be no  assurance  as to  the  degree  of  price volatility  in any market for our new common stock that does  develop.  Transfer restrictions  contained in our new charter to help  preserve  our net  operating loss carryovers will generally prevent any person from rapidly acquiring amounts of our new common  stock such that such person  would hold 5% or more of our new common  stock,  in each  case  for up to ten  years  after  July  29,  2005,  as specifically  provided in our new charter.  These  transfer  restrictions  could hinder development of an active market for our new common stock.

WE DO NOT  ANTICIPATE  PAYING  DIVIDENDS ON OUR COMMON STOCK IN THE  FORESEEABLE
FUTURE WHICH MAY LIMIT INVESTOR DEMAND.

      We do not  anticipate  paying any dividends on our new common stock in the foreseeable  future.  Such lack of dividend prospects may have an adverse impact on the market demand for our new common stock as certain institutional investors may invest only in dividend-paying  equity securities or may operate under other restrictions  that may  prohibit  or limit  their  ability  to invest in our new common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      The Company  has an  outstanding  comment  letter  from the  Securities  &
Exchange  Commission ("SEC") regarding its 2003 Report on Form 10-K and its 2004 quarterly reports on Form 10-Q. The Company has had certain discussions with the
SEC  concerning  the issues  raised in its  letter,  in  particular  whether the
Company's goodwill impairment test methodology  complied with generally accepted
accounting   principles.   The  Company  responded  to  the  SEC's  comments  in
conjunction  with the filing of this Form 10-K and has  addressed  the issues in its current filing,  including a restatement  related to the Company's  goodwill impairment.  As  of  the  filing  of  this  Form  10-K,  those  comments  remain unresolved.

ITEM 2. PROPERTIES

      As of December 31, 2005, H&H had 17 active  operating plants in the United
States, Canada, Denmark, France, Mexico, Malaysia and Singapore (50% owned) with a total area of approximately 1,420,000 square feet, including warehouse, office and  laboratory  space,  but not  including  the  plant  used  by the  Singapore operation.  H&H also owns or leases sales, service and warehouse facilities at 5 other locations in the United States (which, with H&H's general offices,  have a total area of  approximately  80,000  square feet) and owns 5  non-operating  or discontinued  locations with a total area of approximately  400,000 square feet.
H&H  considers  its  manufacturing  plants  and  service  facilities  to be well maintained and efficiently  equipped,  and therefore suitable for the work being done.  The  productive  capacity and extent of  utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded readily to meet  additional  demands.  Manufacturing  facilities  of H&H are located in:
Toronto,   Canada;   Camden,   Delaware;   Kolding,   Denmark;   Evansville  and
Indianapolis, Indiana; Agawam, Massachusetts;  Middlesex, New Jersey; Canastota,
New  York,  Canfield,  Ohio;  Tulsa  and  Broken  Arrow,  Oklahoma;  Norristown,
Pennsylvania; East Providence, Rhode Island; Cudahy, Wisconsin; Riberac, France;
Penang,  Malaysia;  and Singapore (50% owned). In 2006 H&H sold its 50% interest in Singapore and announced the closure of the Norristown, Pennsylvania facility.

      All plants are owned except for the  Canastota,  Middlesex,  Riberac,  and
Penang plants, which are leased.

ITEM 3. LEGAL PROCEEDINGS

BANKRUPTCY FILING

      On March 7, 2005,  WHX filed a  voluntary  petition  to  reorganize  under
Chapter 11 of the United States  Bankruptcy Code with the Bankruptcy  Court. WHX continued  to operate  its  businesses  and own and manage its  properties  as a debtor-in-possession  under  the  jurisdiction  of the  Bankruptcy  Court and in accordance  with the  applicable  provisions  of the  Bankruptcy  Code  until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005
(see below).

      WHX's  primary  business  is H&H,  a  diversified  manufacturing  company.
Neither H&H, nor any of WHX's other subsidiaries or affiliates, were included in its Bankruptcy  Filing.  All of H&H's operating units conducted  business in the ordinary course during the  bankruptcy.  WHX's  Bankruptcy  Filing was primarily intended to reduce its debt, simplify its capital structure,  reduce its overall cost of capital and provide it with better access to capital markets.

      On March 7, 2005, WHX also filed a proposed Plan of  Reorganization  and a related  proposed  disclosure  statement with the Bankruptcy  Court.  On June 7,
2005,  WHX filed its first amended  Chapter 11 Plan. On June 8, 2005,  WHX filed its second amended Disclosure Statement.

      On July 21, 2005, WHX Corporation's  Chapter 11 Plan of Reorganization was
confirmed by the Bankruptcy Court. The Plan became effective on July 29, 2005.

      See  Item  1  -Business  Voluntary  Petition  Under  Chapter  11  of  U.S.
Bankruptcy Code and Subsequent Events for further discussion.

SUMCO INC. V.  UNDERWRITERS AT LLOYD'S,  LONDON,  LEXINGTON  INSURANCE  COMPANY,
HARTFORD FIRE INSURANCE COMPANY, AND WURTTEMBERGISCHE VERSICHERUNG AG

      On July 7, 2004, Sumco Inc. ("Sumco"),  a wholly-owned  subsidiary of H&H, filed suit in the  Marion  County  Superior  Court of  Indiana  against  certain underwriters  affiliated  with Lloyd's,  London,  Lexington  Insurance  Company,
Hartford Fire  Insurance  Company,  and  Wurttembergische  Versicherung  AG (the
defendants).  Sumco seeks to recover  monies from these  insurance  carriers for losses  incurred  as a result of a January  20,  2002 fire at its metal  plating facility  in  Indianapolis,  Indiana.  At the time of the fire,  Sumco's  parent corporation,  WHX, had in place  layered fire  insurance  policies with combined limits of $25 million and a deductible  of $100,000.  The  defendants  represent carriers  who  provided  $15  million  in  insurance  coverage  in excess of two underlying  policies of $5 million  each.  Defendants  have  previously  paid $5 million in claims.  Sumco  contends  that its losses are in excess of the policy limits,  defendants  have acted in bad  faith,  and that it is  entitled  to the payment of the remaining  approximate $10 million in insurance coverage provided by the  defendants.  The defendants have denied the allegations of the complaint and asserted  certain  defenses.  The matter is expected to go to trial in April
2007.

HANDY & HARMAN  REFINING  GROUP,  INC.,  DEBTOR  PLAINTIFFS  V.  HANDY & HARMAN,
DEFENDANT

      H&H was a defendant in a lawsuit (the "Indemnity Action") filed by Handy &
Harman Refining Group, Inc. ("HHRG") (an unrelated party to H&H) seeking a money judgment in the amount of $8.5 million, plus interest,  which as of December 31,
2005 was alleged to be  approximately  $4.0  million,  for an alleged  breach of contract in connection with H&H's sale of its Precious Metals Refining  Division to HHRG in 1996.  HHRG  subsequently  filed for  Chapter  11 and  commenced  the
Indemnity  Action in the  Bankruptcy  Court on or about August 14,  2002.  On or about May 26, 2004,  the Indemnity  Action was  transferred to the United States
District  Court for the District of  Connecticut.  H&H filed a proof of claim in the HHRG  bankruptcy  which  had an  outstanding  amount of  approximately  $1.9 million and funds had been set aside in that amount by HHRG. The parties settled this matter in June 2006 for the  surrender of the full amount of H&H's proof of claim of $1.9 million  plus a payment of $438,000 to HHRG.  The  settlement  was approved by the Bankruptcy Court.

HH EAST PARCEL, LLC. V. HANDY & HARMAN

      This action  arises out of a purchase and sale  agreement  entered into in
2003  whereby  H&H agreed to sell the  eastern  parcel of a  commercial  site in
Fairfield,  Connecticut to HH East Parcel, LLC ("HH East"). On or about April 5,
2005,  HH East  filed a Demand for  Arbitration  with the  American  Arbitration
Association  seeking  legal and  equitable  relief  including  completion of the remediation of environmental conditions at the site in accordance with the terms of  the  agreement.  An  arbitration  hearing  was  held  in  November  2005  in
Connecticut, pursuant to which HH East was awarded an amount equal to $5,000 per day from January 1, 2005  through the date on which  remediation  is  completed.
This award would amount to  approximately  $3.8 million  through an  anticipated completion  date  of  February  2007.  H&H  applied  to the  Superior  Court  of
Connecticut,  Fairfield  County,  to have the  arbitration  award  vacated and a decision  was  issued  on June  26,  2006,  denying  H&H's  application.  H&H is appealing this decision. H&H has been working cooperatively with the Connecticut
Department of Environmental Protection ("CTDEP") with respect to its obligations under a consent  order entered into in 1989 that applies to both the eastern and
western  parcels  of  the  property.   H&H  has   substantially   completed  the
investigation of the western parcel, and is continuing the process of evaluating various options for its remediation.  The sale of the eastern parcel that is the subject of this litigation triggered statutory obligations under Connecticut law to investigate and remediate  pollution at or emanating from the eastern parcel.
H&H completed the investigation and has been actively conducting  remediation of all soil conditions on the eastern parcel for more than three years. Although no groundwater  remediation  is  required,  there  will be  monitoring  of same for several years. It is currently  expected that remediation of all soil conditions on site will be completed by February 2007. The total remediation is expected to exceed $27.0  million,  of which  approximately  $19.0 million had been expended through October 2006. H&H received  reimbursement of $2.0 million of these costs from its carrier under a cost-cap insurance policy and is pursuing its potential entitlement to additional coverage.

PAUL E. DIXON & DENNIS C. KELLY V. HANDY & HARMAN

      Two former  officers of H&H filed a Statement  of Claim with the  American
Arbitration  Association  ("Arbitration") on or about January 3, 2006,  alleging four claims  against H&H. The Claimants  were  employees of H&H until  September
2005 when their

employment  was  terminated  by  H&H.  Their  claims  include  seeking  payments allegedly  due  under  employment  contracts  and  allegedly  arising  from  the terminations,  and seeking  recovery of benefits  under what they allege was the
Handy & Harman Supplemental Executive Retirement Plan.

      The Statement of Claim recites that the  employment  agreements of each of the  Claimants  provides that H&H may  terminate  their  employment at any time, without prior notice,  for any of the following  reasons:  "(i) [the  officer's]
engaging  in conduct  which is  materially  injurious  to [H&H] or [WHX],  their subsidiaries  or  affiliates,  or any of their  respective  customer or supplier relationships, monetarily or otherwise; (ii) [the officer's] engaging in any act of fraud,  misappropriation  or embezzlement or any act which would constitute a felony (other than minor traffic violations);  or (iii) [the officer's] material breach of the  agreement." The Statement of Claim further  alleges,  and H&H has not disputed,  that each Claimant's  employment was terminated in September 2005 pursuant to a letter,  which  stated in part,  that each  Claimant  had violated provisions of such  officer's  employment  agreement,  contained in the previous sentence,  "by, INTER ALIA, attempting to amend and put in place various benefit plans to  personally  benefit  yourself,  without  notice to, or approval of the
Board of  Directors;  for  further  failing to  disclose  the  existence  of the relevant  plan  documents  and other  information  to the Board;  for failing to cooperate in the Company's investigation of these important issues; for material losses to the Company in connection with these actions....".

      In the  Arbitration,  Claimants  sought an award in  excess of $4  million
each,  plus  interest,   costs  and  attorneys'  fees.   Claimants  also  sought
indemnification for certain matters and an injunction against H&H with regard to life insurance  policies.  H&H brought a special proceeding on February 15, 2006 in the  Supreme  Court of the State of New York,  County of  Westchester,  for a
judgment staying the arbitration of three of the four claims. On March 10, 2006, all of the parties filed a stipulation with the court,  discontinuing  the court proceeding and agreeing therein, among other things, that all claims asserted by the  Claimants in the  Arbitration  (which was also  discontinued  at that time)
would be asserted in Supreme Court, Westchester County.

      In April 2006,  Claimants  served a request for  benefits,  severance  and other  amounts,  similar  to those  described  above,  on H&H and  various  plan administrators and fiduciaries  thereof.  The request was reviewed in accordance with the  procedures  of the plans at issue and by letter  dated  September  27,
2006,  Claimants were notified that their request was largely denied;  they have served H&H with a demand for  documents  in order to prepare  their  appeal,  to which demand the company is preparing its  response.  While no action is pending in any court,  H&H does not  believe  that it is liable to  Claimants  under the claims  that  have been  asserted  to date,  and it  intends  to  defend  itself vigorously against any claims that may be asserted by Claimants. There can be no assurance that H&H will be successful in defending  against any such claims,  or that H&H will not have any  liability  on account of claims that may be asserted by Claimants, and such liability, if any, cannot be reasonably estimated at this time.. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial  position,  results of operations and cash flow of the Company.

ARISTA DEVELOPMENT LLC V. HANDY & HARMAN ELECTRONIC MATERIALS CORPORATION

      In  2004,  a  subsidiary  of H&H  entered  into  an  agreement  to  sell a commercial/industrial  property  in  North  Attleboro,  Massachusetts.  Disputes between  the  parties  led to suit being  brought in Bristol  Superior  Court in
Massachusetts.  The plaintiff  alleges that H&H is liable for breach of contract and  certain  consequential  damages  as a result  of H&H's  termination  of the agreement in 2005, although H&H subsequently  revoked its notice of termination.
H&H has denied  liability and has been vigorously  defending the case. The court entered a preliminary  injunction  enjoining H&H from  conveying the property to anyone other than the  plaintiff  during the pendency of the case.  Discovery on liability and damages has been stayed while the parties are actively  engaged in settlement  discussions.  Concurrently  with these  settlement  efforts,  H&H is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental  Protection ("MADEP") to investigate and remediate the soil and groundwater  conditions.  H&H is in discussions  with the EPA, the MADEP and the plaintiff in connection  with the remedial  activities.  Since  discovery is not completed, it cannot be known at this time whether it is foreseeable or probable that  plaintiff  would  prevail in the  litigation or whether H&H would have any liability to the plaintiff.

ENVIRONMENTAL MATTERS

      H&H entered into an administrative  consent order (the "ACO") in 1986 with the New Jersey Department of Environmental  Protection  ("NJDEP") with regard to certain  property  that it  purchased  in 1984 in New Jersey.  The ACO  involves remediation  to be performed with regard to soil and  groundwater  contamination allegedly  from TCE.  H&H settled a case  brought by the local  municipality  in regard to this site in 1998 and also settled with its insurance carriers. H&H is actively  remediating  the  property  and  continuing  to  investigate  the most
effective   methods  for   achieving   compliance   with  the  ACO.  A  remedial
investigation  report  was  filed  with  the  NJDEP  in May of  2006.  Once  the investigation has been completed, it will be followed by a feasibility study and a remedial  action work plan that will be  submitted to NJDEP.  H&H  anticipates entering into discussions in the near future with NJDEP to address that agency's natural  resource damage claims,  the ultimate scope and cost of which cannot be estimated at this time. The ongoing cost of  remediation is presently  estimated at approximately  $450,000 per year, plus anticipated  additional costs in early
2007 of  approximately  $700,000.  Pursuant to a settlement  agreement  with the former operator of this facility,  the responsibility for site investigation and remediation  costs have been  allocated,  75% to the former  operator and 25% to
H&H. To date, total investigation and remediation costs

of  $237,000  and  $79,000  have been  settled by the former  operator  and H&H, respectively, in accordance with this agreement. Additionally, H&H has insurance coverage for a portion of those costs for which the company is responsible.

      H&H has been identified as a potentially  responsible  party ("PRP") under
the  Comprehensive  Environmental  Response,   Compensation  and  Liability  Act
("CERCLA") or similar state statutes at several sites and is a party to ACO's in connection  with  certain  properties.  H&H may be subject to joint and  several liability  imposed  by CERCLA on  potentially  responsible  parties.  Due to the technical and regulatory  complexity of remedial activities and the difficulties attendant in  identifying  potentially  responsible  parties and  allocating  or determining  liability  among them,  H&H is unable to  reasonably  estimate  the ultimate cost of compliance with such laws.

      In a case entitled AGERE SYSTEMS,  INC., ET AL. V. ADVANCED  ENVIRONMENTAL
TECHNOLOGY CORP., ET AL. (U.S.  District Court,  EDPA),  five companies,  all of which are PRPs for the Boarhead Farm site in Bucks County, Pennsylvania, brought
CERCLA contribution and similar claims under  Pennsylvania's  environmental laws against a number of companies in 2002,  including a subsidiary of H&H, which the plaintiffs claim  contributed to the  contamination of the Boarhead Farm site. A number of the  plaintiffs  entered  into  settlements  with several of the named defendants and consent decrees with the Environmental  Protection Agency ("EPA")
regarding the remediation of groundwater and soil  contamination at the Boarhead
Farm site.  There are currently  nine  non-settling  defendants,  including H&H, against which the plaintiffs are pursuing their claims.  Fact discovery has been concluded and the parties are engaged in expert  discovery.  The plaintiffs have already made  substantial  payments to the EPA in past  response  costs and have
themselves   incurred  costs  for  groundwater  and  soil   remediation,   which
remediation is continuing.  Plaintiffs are seeking reimbursement of a portion of amounts  incurred  and an  allocation  of future  amounts from H&H and the other non-settling defendants. H&H has been advised by counsel that its responsibility for this site,  if any,  should be minimal and has  demanded  coverage  from its insurance  carrier for any claims for which it could be held  liable.  It is not possible to reasonably  estimate the cost of remediation or H&H's share, if any, of the liability at this time.

      H&H received a notice letter from the EPA in August 2006  formally  naming
H&H as a PRP at the Shpack landfill superfund site in Attleboro,  Massachusetts.
H&H then voluntarily joined a group of ten (10) other PRPs to work cooperatively to present to the EPA a good faith  offer  regarding  remediation  of this site.
Investigative  work is ongoing to determine whether there are other parties that sent hazardous  substances to the Shpack site but that have not received  notice letters  nor been named as PRPs to date.  No  allocation  as to  percentages  of responsibility  for any of the PRPs has been assigned or accepted;  H&H has been advised by counsel that its  responsibility,  if any, is extremely  low. The PRP group  submitted its good faith offer to the EPA in late October 2006. It is not anticipated  that the EPA will accept or reject the PRPs'  offer until 2007.  If accepted,  it is not anticipated  that PRP remedial  activities at the site will begin  until  2008 or after.  The  remediation  of a  significant  amount of the contamination  at the  site is the  responsibility  of the  U.S.  Army  Corps of
Engineers.  That  portion  of the  work  has  begun  but is not  expected  to be completed  until 2008 or after,  at which time the  remaining  work will be more clearly  defined.  Accordingly,  it is not  possible at this time to  reasonably estimate the scope or cost of remediation at the site, nor the portion,  if any, to be allocated to H&H.

      As discussed above, H&H has existing and contingent  liabilities  relating to environmental matters,  including capital expenditures,  costs of remediation and potential  fines and penalties  relating to possible  violations of national and state  environmental  laws. H&H has substantial  remediation  expenses on an ongoing basis,  although such costs are continually  being readjusted based upon the  emergence of new  techniques  and  alternative  methods.  In addition,  the
Company has insurance  coverage  available for several of these  matters.  Based
upon   information   currently   available,   including   H&H's  prior   capital
expenditures, anticipated capital expenditures, and information available to H&H on pending  judicial  and  administrative  proceedings.  H&H does not expect its environmental compliance costs, including the incurrence of additional fines and penalties,  if  any,  relating  to the  operation  of its  facilities  to have a material  adverse  effect on the  financial  position,  but there can be no such assurances. Such costs could be material to H&H's results of operations and cash flows. We anticipate that H&H will pay such amounts out of its working  capital, although there is no assurance that H&H will have  sufficient  funds to pay such amounts. In the event that H&H is unable to fund these liabilities, claims could be made  against WHX for  payment of such  liabilities.  As further  information comes  into  the  Company's  possession,  it  will  continue  to  reassess  such evaluations.

OTHER LITIGATION

      H&H or its  subsidiaries  are a defendant in numerous  cases  pending in a variety of jurisdictions relating to welding emissions.  Generally,  the factual underpinning of the plaintiffs'  claims is that the use of welding  products for their ordinary and intended  purposes in the welding process causes emissions of fumes  that  contain  manganese,  which is toxic to the  human  central  nervous system.  The  plaintiffs  assert that they were  over-exposed  to welding  fumes emitted  by  welding  products  manufactured  and  supplied  by  H&H  and  other co-defendants.  H&H denies  liability and is defending these actions.  It is not possible  to  reasonably  estimate  H&H's  exposure  or  share,  if any,  of the liability at this time.

      In addition to the  foregoing  cases,  there are a number of other product liability,  exposure,  accident,  casualty and other  claims  against H&H or its subsidiaries in connection with a variety of products sold by its divisions over many  years,  as well as  litigation  related to  employment  matters,  contract matters,  sales and purchase  transactions and general liability claims, many of which arise in the ordinary course of business. It is not possible to reasonably estimate H&H's exposure or share, if any, of the liability at this time.

      There is insurance coverage available for many of these actions, which are being litigated in a variety of jurisdictions. To date, H&H has not incurred and does not believe it will incur any  significant  liability with respect to these claims, which it contests vigorously in most cases. However, it is possible that the  ultimate  resolution  of such  litigation  and claims could have a material adverse effect on quarterly or annual results of operations,  financial position and cash flows when they are resolved in future periods.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  STOCK,  RELATED  SECURITY  HOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      WHX's old common  stock was traded on the New York Stock  Exchange  during
2004.  The number of shares of common stock issued and  outstanding  as of March
31, 2005 was  5,485,856.  There were  approximately  10,923 holders of record of common stock as of March 31, 2005.  WHX's shares were  delisted  from trading on the New York Stock  Exchange,  effective  at the opening of business on March 7,
2005,  as a result of WHX's Chapter 11 bankruptcy  filing.  Thereafter,  the old common stock was quoted on the over the counter  "Pink  Sheets" under the symbol
WHXCQ.PK until WHX's old common stock was cancelled on July 29, 2005. There were no purchases of common stock made by WHX in 2005, 2004 and 2003.

      WHX emerged from  bankruptcy on July 29, 2005. The new common stock trades on the over the counter "Pink Sheets" under the symbol WXCP.PK.

      The prices set forth in the  following  table  represent  the high and low sales  prices of WHX's old common stock on the New York Stock  Exchange  through
July 29, 2005 and the new common stock on the over the counter "Pink Sheets":

            2005                             HIGH          LOW

Old Common Stock

First Quarter                              $  1.37       $ 0.07
Second Quarter                                0.09         0.03
Third Quarter (through July 29, 2005)         0.10         0.01

New Common Stock

Third Quarter (from July 30, 2005)         $ 12.20       $ 9.22
Fourth Quarter                               11.55        10.00

            2004                             HIGH          LOW

Old Common Stock

First Quarter                               $ 4.39       $ 2.59
Second Quarter                                3.00         1.40
Third Quarter                                 1.68         1.02
Fourth Quarter                                3.50         2.20

      The  historical  prices of the old common stock are not  indicative of the future trading price of or trading market for the new common stock.

      WHX presently has no plans or  intentions to pay  dividends.  Prior to the
Effective  Date,  pursuant  to  the  terms  of  the  then-existing  Supplemental
Indenture  to  WHX's  10 1/2%  Senior  Notes  (see  Note 12 to the  Consolidated
Financial  Statements),  WHX was prohibited from paying  dividends on its common stock or  preferred  stock until after  October 1, 2002,  at the  earliest,  and thereafter  only  in the  event  that  it  satisfies  certain  conditions.  Such conditions  were not  satisfied  as of December  31,  2004.  (See Note 13 to the consolidated  financial  statements).  WHX was  further  prohibited  from paying dividends on its common stock during such time as the full cumulative  dividends on the preferred stock had not been paid.

      As part of the  Plan of  Reorganization,  on July  29,  2005  all of WHX's
outstanding  securities,  including  WHX's  pre-bankruptcy  filing common stock,
Series A preferred stock,  Series B preferred stock and 10 1/2% senior notes due
2005 were cancelled and annulled.  In full and complete satisfaction of all such claims, holders of WHX's 10 1/2% senior notes due 2005 received 9,200,000 shares of the new common  stock  representing  their pro rata share of the  reorganized company. These shares represent 92% of the equity in the reorganized company. In full and complete  satisfaction  of all such interests,  preferred  stockholders received  800,000  shares of the new common  stock  representing  their pro rata share of the reorganized  company and 752,688  warrants to purchase common stock of the  reorganized  company,  exercisable  at $11.20  per  share  and  expiring
February 28,  2008.  The common stock  received by the  preferred  stockholders, collectively,  represents  8% of the  equity  in the  reorganized  company.  The warrants issued to the preferred stockholders, collectively, represent the right to purchase an  additional  7% of the equity of the  reorganized  company  after giving  effect to the  exercise of the  warrants.  Holders of WHX's common stock received no distributions under the Plan.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL                                                        WHX CORPORATION
(THOUSANDS OF DOLLARS)
                                              2005              2004               2003               2002               2001
                                         --------------    --------------     --------------     --------------     --------------
                                                                            (AS RESTATED (C))  (AS RESTATED (D))   (AS RESTATED (D))
PROFIT AND LOSS (A)
Net sales                                $      403,815    $      371,961     $      289,890     $      338,223     $      339,946
Pre-tax income (loss) from continuing
  operations                                    (28,108)         (119,774)          (138,041)           (30,858)            73,324

Dividend requirement for preferred
  shareholders                                    3,561            19,424             19,424             19,224             19,329
Net income (loss) applicable to common
  stock (B)                              $      219,564    $     (159,868)    $     (179,348)    $      (67,125)    $       82,473
BASIC INCOME (LOSS)  PER SHARE:
Net income (loss)  per share
  applicable to common shares            $        30.36    $       (29.38)    $       (33.35)    $       (12.61)    $        16.48
DILUTED INCOME (LOSS)  PER SHARE:
Net income (loss)  per share
  applicable to common shares            $        30.36    $       (29.38)    $       (33.35)    $       (12.61)    $         9.69

Total assets - continuing operations            293,223           292,732            383,324            781,040            799,041
Net assets of discontinued operations             2,394            14,329             24,543             18,135            130,707
Short-term debt                                 144,834           224,027             40,056                 --                 --
Long-term debt                                    4,889             6,027            189,344            249,706            432,454
Equity                                          (55,704)          (96,929)            63,680            204,110            285,519

(a)  Years  2001-2004  have  been  revised  to  present  the  Wire  Group  as  a discontinued operation.

(b) For purposes of  calculating  the 2005  Earnings Per Share,  the Company has included the gain on the extinguishment of the preferred stock of $257.8 million
(representing  the  difference  between  the fair value of the common  stock and warrants  issued upon emergence to the preferred  stockholders  and the carrying value of the preferred  stock) as an increase in net income  available to common shareholders  in accordance with EITF Topic D-42, "The Effect on the Calculation of Earnings  per Share for the  Redemption  or Induced  Conversion  of Preferred
Stock".  See Note 13 to  Consolidated  Financial  Statements  for  discussion on earnings per share.

(c) See Note 1b to the Consolidated  Financial  Statements included in this Form
10-K.

(d) As more fully  described in Item 7, the Company has restated its fiscal 2002 and 2001 financial data as follows:

o     For goodwill  impairment matters in 2002, the Company recorded an increase to loss from continuing  operations  before tax and net loss applicable to common stock of $18.7 million and $15.8 million,  respectively.  The above adjustments decreased total assets in 2002 by $15.8 million.

o     For tax matters in 2002,  the Company  recorded a decrease to the net loss applicable to common stock of $1.3 million. As of December 31, 2002, these tax  matters  resulted  in an  increase  in  deferred  tax  assets of $4.6 million, a decrease in accrued expenses of $3.3 million, and a decrease to goodwill of $1.7 million. In 2001, the Company recorded an increase to the net  income  applicable  to  common  stock of $0.7  million.  The  Company recorded a decrease  to the opening  accumulated  deficit as of January 1,
      2001 of $4.3 million.  As of December 31, 2001, these tax matters resulted in an  increase  to  deferred  tax assets of $4.7  million,  a decrease in accrued  expenses  of $1.9  million,  and a decrease  to  goodwill of $1.7 million.

o     For hedge  accounting/inventory  matters in 2002,  the Company  recorded a decrease  to loss  from  continuing  operations  before  tax and net  loss applicable to common stock of $0.3 million.  In 2001, the Company recorded an increase to the net income from  continuing  operations  before tax and net  income  applicable  to  common  stock  of  $0.2  million.  The  above adjustments  decreased  total assets in 2002 by $5.3 million and increased total assets in 2001 by $0.6 million.

o     For life  insurance  accrual  matters in 2002,  the  Company  recorded  an increase  to loss  from  continuing  operations  before  tax and net  loss applicable to common stock of $0.2 million.  In 2001, the Company recorded a decrease to net income  from  continuing  operations  before tax and net income applicable to common stock of $0.2 million. The Company recorded an increase to the opening accumulated deficit of $0.4 million.

NOTES TO FIVE-YEAR SELECTED FINANCIAL DATA

      On March 7, 2005,  WHX filed a  voluntary  petition  to  reorganize  under
Chapter 11 of the United States  Bankruptcy Code with the Bankruptcy  Court. WHX continued  to operate  its  businesses  and own and manage its  properties  as a debtor-in-possession  under  the  jurisdiction  of the  Bankruptcy  Court and in accordance  with the  applicable  provisions  of the  Bankruptcy  Code  until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005
(see below).

      WHX's  primary  business  is H&H,  a  diversified  manufacturing  company.
Neither H&H nor any of WHX's other  subsidiaries  or affiliates were included in
WHX's Bankruptcy  Filing. All of H&H's operating units conducted business in the ordinary course during the  bankruptcy.  WHX's  Bankruptcy  Filing was primarily intended  to reduce  WHX's debt,  simplify  its  capital  structure,  reduce its overall cost of capital and provide it with better access to capital markets.

      On March 7, 2005, WHX also filed a proposed Plan of  Reorganization of WHX
Corporation (as amended, the "Plan") and a related proposed Disclosure Statement with the Bankruptcy  Court. On June 7, 2005, WHX filed its first amended Chapter
11 Plan. On June 8, 2005, WHX filed its second amended Disclosure Statement.

      On July 21, 2005, WHX's Chapter 11 Plan of Reorganization was confirmed by the U. S.  Bankruptcy  Court for the  Southern  District  of New York.  The Plan
became effective on July 29, 2005.

      The  Bankruptcy  Filing  created an event of default  under the  Indenture governing WHX's 10 1/2% Senior Notes due April 15, 2005.  Under the terms of the
Senior Notes, as a result of the Bankruptcy  Filing, the entire unpaid principal and accrued interest (and any other additional  amounts) became  immediately due and payable  without any action on the part of the trustee or the note  holders.
The  principal  amount  outstanding  under the Senior Notes at March 7, 2005 was approximately $92.8 million. Accrued interest to March 7, 2005 was approximately
$3.8 million.

      The  following is a summary of certain  material  features of the Plan and the Confirmation Order. On the Effective Date:

o     All of WHX's outstanding securities, including WHX's pre-bankruptcy filing common stock,  Series A preferred  stock,  Series B preferred stock and 10
      1/2% Senior Notes were deemed  cancelled and annulled  without further act or action.

o     In full and complete satisfaction of all such claims,  holders of WHX's 10
      1/2% Senior Notes received  9,200,000 shares of common stock  representing their prorated share of the reorganized  company.  These shares  represent
      92% of the equity in the reorganized company.

o     In  full  and  complete  satisfaction  of all  such  interests,  Series  A
      preferred   stockholders   received   366,322   shares  of  common   stock
      representing  their prorated share of the reorganized  company and 344,658 warrants to purchase common stock of the reorganized company,  exercisable at $11.20 per share and expiring on February 28, 2008.

o     In  full  and  complete  satisfaction  of all  such  interests,  Series  B
      preferred   stockholders   received   433,678   shares  of  common   stock
      representing  their prorated share of the reorganized  company and 408,030 warrants to purchase common stock of the reorganized company,  exercisable at $11.20 per share and expiring on February 28, 2008.

o     Holders  of  WHX's   pre-bankruptcy   filing  common  stock   received  no
      distribution under the Plan.

      The  common  stock  received  by  the  Series  A and  Series  B  preferred stockholders,  collectively,  represents  8% of the  equity  in the  reorganized
company.   The  warrants   issued  to  the  Series  A  and  Series  B  preferred
stockholders,  collectively, represent the right to purchase an additional 7% of the equity of the reorganized company after giving effect to the exercise of the warrants.

      On the  Effective  Date,  all of the  assets  of WHX  were  vested  in the reorganized  company  free and clear of all liens,  causes of  actions,  claims, encumbrances,  equity interests,  and interests against,  in, or on such assets, except as explicitly provided in the Plan.

      Since the Effective  Date,  the business units of H&H continued to conduct their businesses in the ordinary course.

      Included in continuing  operations for 2005 are $9.5 million in Chapter 11 and related  expenses.  The 2005 period also  includes  $4.1 million in expenses related to change in control and termination benefits for three WHX executives.

      On November 16, 2000, the WPC Group filed petitions seeking reorganization under Chapter 11 of Title 11 of the United States  Bankruptcy  Code. As a result of the Bankruptcy Filing (see Note 4 to the Consolidated  Financial Statements),
the Company,  as of November 16, 2000,  deconsolidated the balance sheet of WPC.
As a result of such  deconsolidation,  the accompanying  selected financial data does not  include  any of the  assets  or  liabilities  of WPC or the  operating results of WPC. As more fully discussed in Item 7 - Management's  Discussion and
Analysis of  Financial  Condition  and Results of  Operations  and Note 4 to the
Consolidated Financial Statements, WHX agreed to provide additional funds to the
WPC Group amounting to $20.0 million. As a result, the Company recorded for the year ended  December 31, 2002,  an equity loss in WPC. A Chapter 11 Plan of Reorganization was confirmed by the Bankruptcy Court on June 18, 2003 and was consummated on August 1, 2003. Pursuant to the terms of the WPC POR, among other things, the WPC Group ceased to be a subsidiary of WHX effective August 1, 2003, and from that date forward has been an independent company.

      WHX  had  received  a $10.0  million  subordinated  note  from  WPSC  upon consummation  of the WPC POR, which had been fully  reserved.  In July 2004, WHX realized  $5.6  million  upon  the  sale  of the  note  to a  third  party  and, accordingly,  $5.6 million was recorded in other income in the second quarter of
2004.

      In the five year period  ended  December  31,  2005,  WHX did not make any purchases of common or preferred stock.

      In  connection  with the  refinancing  of the H&H  Senior  Secured  Credit
Facilities  (see  discussion in Item 7 - "Liquidity  and Capital  Resources") in
March 2004, WHX wrote off deferred  financing fees of $1.2 million.  This charge is classified as loss on early retirement of debt.

      Environmental remediation expenses of $29.0 million were recorded in 2004.
Included in this amount is $26.3 million  related to Fairfield  East (see below)
and $1.1 million for a location in North Attleboro,  Massachusetts.  The balance of the expense relates to several other locations.

      In  2003,  H&H  sold  a  portion  of its  former  Fairfield,  CT  facility
("Fairfield  East") for $8.0  million.  In  connection  with this sale,  H&H was responsible  for  demolition  and  environmental  remediation  of the site,  the estimated  cost of which was included in the loss on sale  recorded in 2003.  In
2004,  H&H  determined  that  an  increase  in  the  reserve  for  environmental remediation was needed for Fairfield East, in the amount of $28.3 million.  This increase in the reserve was caused by the  discovery of  underground  debris and soil  contaminants  that had not been  anticipated.  The Company  has  recovered insurance in the amount of $2.0 million in 2006 related to this site; therefore, the net  expense  included  in  environmental  remediation  expense  in the 2004 financial  statements  related to the Fairfield East site is $26.3  million.  An insurance  receivable  of $2.0 million is included on the  consolidated  balance sheet.  An  additional  $3.8  million  was  recorded  in  selling,  general  and administrative expenses as a penalty related to the Fairfield facility.

      During 2003,  2002,  and 2001 WHX  purchased  and retired  $17.7  million,
$134.6 million, and $36.4 million, respectively,  aggregate principal amounts of
10 1/2% Senior  Notes in the open market,  resulting  in gains of $3.0  million,
$42.5 million, and $19.0 million, respectively.

      In accordance  with Statement of Financial  Accounting  Standards No. 144,
"Accounting for the Impairment or Disposal of Long Lived Assets" (SFAS 144), the
Company has  evaluated  fixed assets  associated  with its HHEM  facility.  This evaluation  has resulted in the recording of  accelerated  depreciation  of $0.2 million in 2004, and $0.8 million in 2005.  This  accelerated  depreciation is a charge to cost of goods sold in the applicable  period. The Company is currently reviewing its options regarding the HHEM operating unit.

      On May 9, 2006,  the  Company  announced  the  closing of the  Norristown,
Pennsylvania  facility of Handy & Harman Tube Co. ("HHT"). The decision to close the  Norristown  facility was  principally  based on the  economics of operating
HHT's business at the facility.  HHT manufactured stainless steel tubing that is supplied in various lengths and forms in both coil and straight  lengths.  HHT's coil  business  was  relocated  to H&H's Camdel  Metals  Corporation  ("Camdel")
facility located in Camden,  Delaware.  HHT's non-coil business is being offered for sale and the real  property at the site is also being  offered,  separately, for sale.

      The decision to close the  Norristown  facility will result in a charge of up to $1.6 million for termination  benefits for up to 84 union employees and 35 salaried  employees in 2006.  H&H estimates  that  operating  losses and closure costs will  approximate $1.5 million and are expected to be incurred through the end of the year.  Accordingly,  the estimated  total cost including  termination benefits, operating losses and closure costs will be approximately $3.1 million.
In addition, the Company expects to incur approximately $0.9 million in expenses to relocate  aspects of the HHT  business to Camdel.  Loss and cash  expenditure estimates could vary based upon actual timing of closure and other factors.  HHT expects  that the  closing of  Norristown  and the sale of certain of its assets will be completed by the end of 2006,  with most of the  remaining  assets being sold in 2007.

      On June 30, 2004, the Company  evaluated the current  operating  plans and current  and  forecasted  operating  results  of H&H wire & cable  business.  In accordance  with SFAS 144, the Company  determined that there were indicators of
impairment   as  of  June  30,  2004  based  on  continued   operating   losses,
deteriorating margins, and rising raw material costs. An estimate of future cash flows  indicated that as of June 30, 2004,  cash flows would be  insufficient to support the carrying value of the long-term assets of the business. Accordingly, these  assets were  written  down to their  estimated  fair value by recording a non-cash  asset  impairment  charge of $3.9  million in the second  quarter.  In
November 2004,  H&H announced that it had signed a non-binding  letter of intent to sell its wire  business  and that it was  negotiating  the sale of its  steel cable business.  The decision to sell was based on continued  operating  losses, deteriorating  margins  and  rising  raw  material  costs  experienced  by these businesses.  Based on the  proposed  terms of these  transactions,  the  Company recorded an additional asset impairment charge of $4.3 million. At that time H&H stated that if it were

unable  to  complete  these  sales  it  would  consider  the  closure  of  these operations.  On January 13, 2005, H&H determined that a sale of these operations could not be completed on terms satisfactory to it. Accordingly,  H&H decided to permanently  close the wire & cable  businesses.  The  affected  operations  are located in Cockeysville, Maryland and Oriskany, New York.

      In the fourth quarter of 2004, H&H communicated to its 146 union employees its plan to either  sell or close the wire and cable  business  and  recorded  a restructuring charge of $1.2 million for termination benefits and related costs.
These  termination  benefits were paid in 2005.  Additionally,  $0.4 million was
recorded  as  a  restructuring   charge  for  clean  up  costs  related  to  the
Cockeysville, Maryland facility. These restructuring charges are included within selling and administrative  expenses. The Company operated these facilities on a limited  basis  in the  first  quarter  of 2005 in  order  to  fulfill  customer commitments.  Operating  losses and closure  costs  incurred in 2005 amounted to
$4.2 million  including  both a $0.7  million gain on the sale of certain  fixed assets and $0.9 million charge for additional termination benefits. Accordingly, the  estimated  total cost  including  termination  benefits,  operating  losses
(excluding  fixed asset  gains) and  closure  costs will be  approximately  $6.5 million.  These costs will be funded  from  realization  of working  capital and proceeds  from the sale of fixed  assets  of  these  businesses.  In the  second quarter  of 2005 H&H  concluded  all  operations  of the wire & cable  business.
Accordingly,  these businesses are reported as discontinued operations beginning in the  second  quarter  of  2005.  The  sale of land,  buildings,  and  certain machinery & equipment relating to these businesses was not completed until 2006.

      In 2003, the Company recorded a $67.3 million non-cash goodwill impairment charge relating to the following businesses: $29.0 million for specialty tubing, and $38.3 million for precious metal plating. The Company recorded these charges because the implied  value of goodwill,  as  determined  by estimated  cash flow projections, was less than the reporting units' carrying value. For the Precious
Metals Plating business, the primary reason for the impairment charge related to a facility  that had  experienced  a fire in 2002 and was not  expected to fully recover for several years. As a result of unanticipated  competitor  discounting and ongoing competitive pressures in the U.S. automotive industry,  the dynamics of this business  changed,  resulting in a further  reduction in forecasted cash flows for the future,  at the end of 2003. With respect to the Tubing  reporting unit, there was a general decline in business,  led by the semiconductor market, combined with operational issues related to new processes.

      The Company  conducted the required annual goodwill  impairment review for
2004,  and with the  assistance  of a third party  specialist  computed  updated valuations  for  each  reporting  unit as  determined  by  estimated  cash  flow projections  and market  comparables.  Based on the  results of this  review the
Company recorded a $79.8 million non-cash goodwill impairment charge relating to the following businesses:  $34.2 million for specialty tubing, $19.0 million for precious metal plating,  and $26.6 million for precious metal  fabrication.  The
Company  recorded  these  charges  because the  implied  value of  goodwill,  as determined by estimated cash flow  projections  and data on market  comparables, was less than the reporting  units'  carrying  value.  The decrease in value was related to a reduction  in the  projection  of future  profitability,  increased working  capital  requirements,  an  increase  in the  discount  rate,  and  the identification  of  previously  unrecognized  intangibles.  The precious  metals fabrication reporting unit experienced a substantial increase in working capital requirements  as a  result  of the  unanticipated  loss of the  precious  metals consignment  facility.  Consequently,  the overall  value of this  business  was diminished  and the goodwill  attributable  to the precious  metals  fabrication reporting  unit was  impaired  in  2004.  Within  the  precious  metals  plating reporting unit, one of the business components started experiencing  significant operational  issues in 2003.  In addition,  this  business  component  failed to achieve forecasted  profitability from new programs.  Another business component continued to struggle  beyond  expectations  in its efforts to  reestablish  its customer  base and  historical  profitability.  As a result of these  additional unanticipated  changes in this  business,  the forecast  for the precious  metal plating business was revised and the remaining  goodwill was impaired at the end of 2004. The Tubing business also had an unexpected and  significant  decline in the gross  profit of one of its business  components  in 2004 as a result of the loss of a significant  customer to a competitor and delays in launching  certain new products.  As a result,  the forecast for this reporting unit declined,  and additional goodwill was impaired.

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
("SFAS  142") As a  result,  WHX  recorded  a $41.1  million  non-cash  goodwill impairment charge.  This charge is shown as a cumulative effect of an accounting change. In addition, as required by SFAS 142, as of January 1, 2002, goodwill is no longer  amortized.  The impairment  charge of $41.1 million  consisted of the impairment of all goodwill  attributable  to the Wire group and a portion of the goodwill  attributable to a reporting unit in the Engineered  Materials segment.
In the case of the Wire group the  Company  had  impaired  all of the Wire group goodwill  of $32.5  million  on the  basis  that  this  reporting  unit had been experiencing  negative  gross  profit  and  negative  operating  income  with no long-term projections of significant improvement.

      In the fourth  quarter of 2002,  the  Company  recorded  an $18.7  million non-cash  goodwill  impairment  charge  relating to the precious  metal  plating business.  The Company  recorded this charge because the fair value of goodwill, as determined by estimated  cash flow  projections,  was less than the reporting units' carrying value.  This was principally  attributed to a fire at one of its facilities,  which  resulted  in the  loss of  business  and  profitability.  In developing the cash flow projections for the reporting unit, the Company reduced its  forecast  with  respect to this  particular  business  and  projected  that recovery to historical  profitability  would take several years.  As a result of this change caused by the fire, as well as other less significant  factors,  the
Company's valuation for this reporting unit was negatively  impacted,  resulting in the impairment charge of $18.7 million.

      In July 2002, WHX sold the stock of Unimast Incorporated, its wholly owned subsidiary,  for $95.0 million and  recognized a gain of $11.9  million,  net of tax.

      During 2002, the Company recorded  restructuring  charges of $20.0 million relating to the closure of certain  Handy & Harman  operations.  Of this charge,
$8.0 million  related to the Wire Group and is accordingly  included in the loss from discontinued operations in 2002.

      In  December  2001,  WHX  sold  its  interest  in  Wheeling-Downs   Racing
Association,  Inc.  for $105.0  million in cash and  recognized  a gain of $88.5
million.   Also   included  in  2001  is  WHX's  equity  share  in  earnings  of
Wheeling-Downs in the amount of $15.0 million.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS

MANAGEMENT'S PLANS AND LIQUIDITY

      The  accompanying  financial  statements  have been prepared  assuming the
Company will  continue as a going  concern.  The Company  incurred net losses of
$34.7  million,  $140.4  million and $159.9 million for the years ended December
31,  2005,  2004  and  2003,  respectively  and had  negative  cash  flows  from operations of $5.0 million and,  $39.6 million for the years ended  December 31,
2005,  and 2004,  respectively.  As of  December  31,  2005,  the Company had an
accumulated  deficit of $394.0 million and a working  capital  deficit of $122.1 million as of December 31, 2005 and $172.7 million as of December 31, 2004. With the exception of $4.9 million of other H&H debt, all debt has been  reclassified as current due to noncompliance with certain debt covenants.

      In March 2005, WHX filed for bankruptcy protection under Chapter 11 of the
United States Bankruptcy Code. Following WHX's emergence from bankruptcy in July
2005, the Company  continued to experience  liquidity  issues.  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiary,  H&H, or other discrete  transactions.  H&H's bank credit facilities and term loan  effectively do not permit it to transfer any cash or other assets to WHX and are  collateralized by substantially all of H&H's assets.  WHX has no bank credit facility of its own. WHX's operating cash flow requirements  consist of funding  the  supplemental  retirement  plan,  certain  employee-related  and administrative costs and the bankruptcy-related expenses, all of which were paid by March 31,  2006.  On an ongoing  basis,  the  Company is required to meet the funding  requirements  for the WHX  Pension  Plan and pay  other  administrative costs.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there  have  been no  dividends  from H&H to WHX and  WHX's sources of cash flow have consisted of:

      o     The issuance of $5.1 million in preferred stock by a newly created subsidiary, which was invested in the equity of a small public company; and

      o     Partial payment of the H&H subordinated debt to WHX of $9.0 million, which required the approval of the banks participating in the bank facility. Subsequent to this transaction in 2006, the remaining intercompany loan balance of the subordinated debt of $44.2 million was converted to equity.

      As of September 30, 2006, WHX had cash of  approximately  $1.6 million and current  liabilities of  approximately  $6.9 million,  including $5.1 million of mandatorily  redeemable preferred shares issued by a wholly-owned  subsidiary of
WHX and  payable to a related  party.  WHX also has  significant  2006 cash flow obligations,  including without  limitation the minimum funding  requirement for the WHX Pension  Plan,  which is estimated to be $20.6 million ($4.9 million was paid as of July 14, 2006 and $5.0  million was paid by H&H in October  2006) and estimated other administrative costs for 2006 of approximately $3.8 million. The
PBGC filed a lien against the assets of H&H to secure,  among other things,  the funding deficiency existing as a result of WHX's

failure to make required  contributions  to the WHX Pension Plan, and on October
20,  2006  the PBGC  entered  into a lien  subordination  agreement  with  H&H's revolving credit facility lender. This subordination agreement provides that the subordination provisions shall not apply to any debt incurred after December 31,
2006. As previously indicated, there are no current sources of cash available to
WHX to satisfy these obligations, other than the sale of its subsidiary's equity investment  (estimated  market  value at  September  30, 2006 of $5.0  million), possible insurance proceeds from current  litigation,  or the sale of H&H (which is not currently contemplated).  If WHX does not obtain additional liquidity, it is likely that WHX will not have  sufficient cash to continue to operate through the end of 2007.

      In 2006, WHX applied to the Internal Revenue Service ("IRS") for a funding waiver for the WHX  Pension  Plan  contributions  for the 2005 and the 2006 plan years,  but the IRS has since  limited  this  request to the 2005 plan year.  If granted,  this waiver  would  change the minimum  funding  requirements  to $9.9 million,  $10.0 million,  $7.9 million and $18.3 million (which amounts  reflect the recent  passage of the Pension  Protection Act of 2006 by Congress which had the effect of changing the minimum funding requirements) in 2006, 2007, 2008 and through 2011 respectively,  from $20.6 million,  $2.7 million, $0.0 million, and
$16.7  million  (which  amounts  reflect  the  recent  passage  of  the  Pension
Protection  Act of 2006 by  Congress) in such years  without the waiver.  WHX is required to make quarterly funding payments for each plan year. In addition, the remaining minimum required  contribution for such earlier year is required to be made by September 15 of the  following  year.  On  September  15, 2006,  WHX was required to make a minimum  contribution for the 2005 plan year in the amount of
$15.5 million.  However, WHX did not make that contribution due to its liquidity issues. If the funding waiver described above is granted,  such payment would no longer be due. WHX has made  contributions  in 2006 in the  aggregate  amount of
$9.9 million (including a payment of $5.0 million on or about October 30, 2006).
The  penalties  for failure to make timely  payment of the 2005 minimum  funding requirement  could result in penalties of 10% of such deficiency,  as well as an additional  penalty  of 100% of such  amount  under  certain  circumstances.  In addition,  the failure to make timely quarterly funding payments could result in the  assessment of interest.  The PBGC filed a lien against the assets of H&H to secure,  among other  things,  the funding  deficiency,  and on October 20, 2006 entered into a Lien  Subordination  Agreement  with  Wachovia , H&H's  principal lending  bank..  On October 26, 2006,  WHX entered into a non-binding  letter of intent with the PBGC ("PBGC LOI"),  which provides,  among other things, for the
PBGC to recommend to the IRS that it approve the funding waiver  application for the WHX Pension  Plan for the 2005 plan year,  which  amount  would be amortized over five years,  and for the PBGC to receive certain  subordinate  liens on the assets of H&H and the  Company  to secure the waiver  amount and  certain  other agreed obligations. WHX and the PBGC are presently working to prepare definitive documentation  relating  to the letter of intent  with the PBGC.  If the funding waiver  is  not  granted,  or  definitive  documentation  is not  finalized  and executed,  there  is no  assurance  that WHX will be able to  obtain  the  funds required  to make the  payments.  H&H is jointly  and  severally  liable for the funding of the WHX Pension Plan.

      The Company intends to attempt to refinance the H&H bank credit facilities and to restructure  the Term B Loan,  which is held by a related  party,  and is contemplating  other financing options.  As part of any such refinancing,  it is possible that additional  liquidity will be provided and that the restriction on distributions  from H&H to WHX will be modified.  There can be no assurance that any refinancing  will be completed in a timely manner,  if at all. If WHX cannot obtain additional debt or equity  financing,  or liquidity upon a refinancing of the H&H bank credit  facilities,  there can be no  assurance  that WHX will have sufficient funds to continue to operate.

      As of September 30, 2006,  H&H's  availability  under its revolving credit
facility  was  $11.7  million;   however,  based  on  the  Company's  forecasted
borrowings,  these  available  funds may not be  sufficient to fund debt service costs,  working  capital  demands  (especially in light of recent high commodity prices,  primarily silver and gold), and environmental  remediation  costs. From
January 1, 2006  through  September  30,  2006,  H&H spent  approximately  $12.2 million for the remediation of environmental  conditions at the site of a former manufacturing  facility  which it had  previously  sold.  H&H  expects  to spend
approximately   an  additional  $8.8  million  through  2007  to  complete  this remediation.  In  addition,  H&H may owe the buyer of the  property a penalty of approximately  $3.8 million,  based on an estimated  completion date in February
2007,  which will increase if the  remediation is not completed by this date. An arbitration  award,  which was  upheld by a court and is  currently  on  appeal, concluded  that  H&H will be  obligated  to pay this  penalty.  However,  H&H is awaiting a judicial  decision  as to the  enforceability  of this  penalty.  The amount of availability  provided by H&H's revolving credit facility limits H&H's borrowing  ability and is anticipated to continue to limit H&H's liquidity until it can refinance  this facility.  Additionally,  this credit  facility  contains various financial covenants,  including minimum EBITDA, as defined, fixed charge coverage  ratio and  limitations  on  capital  expenditures.  The  Company is in violation of certain of these  covenants.  The facility  also  includes  certain financial  reporting  requirements,  which the  Company has been unable to meet.
Historically, H&H has been able to obtain amendments to financial covenants when future  results  were not expected to comply with these  covenants.  H&H has not obtained an amendment for these  covenant  violations,  and, as a result,  is in default of the  facility.  Accordingly,  the  Company  has  classified  all debt subject to these covenants as current liabilities in these financial statements.
H&H and its bank group have  amended  its  facility  as of October  30,  2006 to provide,  among other  things,  an  additional  $7.0  million term loan upon the filing of its 2005 Annual Report on Form 10-K,  and an immediate $3.0 million of borrowing  availability  under its revolving  credit  facility.  H&H's revolving credit  facility also matures on March 31, 2007.  There can be no assurance that this amendment will provide H&H with the liquidity it requires,  that current or future  covenant  violations  will be waived by the banks,  or that  replacement financing will be obtained upon commercially reasonable terms, if at all.

      The above conditions raise  substantial  doubt about the Company's ability to continue as a going concern.  These  financial  statements do not include any adjustments  to reflect the possible  future effects on the  recoverability  and classification  of assets or amounts and  classification of liabilities that may result from the outcome of this uncertainty.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

      The Company has restated its 2003 and prior years' financial statements to correct its  accounting for goodwill  impairment,  certain tax matters and other corrections,  including its accounting for derivative instruments  (specifically future  contracts on precious  metals) and related  impact on inventory  and its accounting for an executive life insurance program as described below.

GOODWILL IMPAIRMENT

      In fiscal  2003,  the Company  previously  recorded a goodwill  impairment charge  of  $89.0  million  relating  to  several  of its  reporting  units.  In connection  with the preparation of its 2004 financial  statements,  the Company identified several errors in its assessment of goodwill impairment  resulting in the  need to  restate  its  2002 and  2003  consolidated  financial  statements, including:  (1) the reallocation of goodwill,  upon the date of adoption of SFAS
142, 'Goodwill and Other Intangible Assets',  to the applicable  reporting units of the Company  based on a more  reasonable  and  supportable  methodology;  (2)
identification of additional reporting units not previously considered;  (3) use of a different  discount rate that more  appropriately  considered the different risks  associated  with the  individual  reporting  units rather than an overall consolidated rate; (4) identification of certain intangible assets that were not previously  considered in determining the implied  goodwill as of the assessment date;  and (5) use of a  growth  rate in  determining  the  terminal  value of a reporting unit, which the Company did not consider in its original valuations.

      The  effect  of  correcting  these  errors  was  to  reduce  the  goodwill impairment charge, loss from continuing operations and net loss by $21.7 million for the year ended December 31, 2003. The effect of correcting  these errors for the year ended December 31, 2002 was to increase the goodwill  impairment charge and loss from  continuing  operations by $18.7 million,  decrease the cumulative effect of an  accounting  change by $2.9  million,  and to increase  net loss by
$15.8 million.

TAX MATTERS

      As of December  31,  2002,  the Company had  included  $5.3 million in its deferred tax assets  related to the recording of an additional  minimum  pension liability.  As of  December  31,  2003,  the  Company  established  a  valuation allowance for all deferred tax assets,  and incorrectly  charged $5.3 million to other comprehensive loss for the valuation allowance related to the deferred tax asset  associated with the minimum pension  liability.  The Company now believes that in  accordance  with the  provisions  of SFAS 109,  "Accounting  for Income
Taxes",  the charge to other  comprehensive  loss  should  have been a charge to income tax  expense.  Accordingly,  the net loss for 2003 has been  increased by
$5.3 million and accumulated other comprehensive loss and accumulated deficit as of  December  31,  2003  were  decreased  and  increased  by  the  same  amount, respectively.

      As a result of the  Company's  review of deferred  taxes,  federal  taxes, state taxes payable and tax reserves  (federal and state),  certain  errors were identified related to 2003 and prior periods. The effect of these errors on 2003 is an increase  in tax  expense of $12.0  million,  including  the $5.3  million adjustment to comprehensive  loss discussed above. The Company had established a valuation  allowance against its net deferred tax asset as of December 31, 2003.
As part of the 2003 restatement,  the Company increased its valuation  allowance to reflect $1.1 million of deferred tax  liabilities  that can not be considered
when   assessing   the   realizability   of  deferred   tax  assets  in  certain
jurisdictions.  These  deferred tax  liabilities  primarily  relate to temporary differences for the tax  amortization of tax deductible  goodwill.  In addition, the Company  increased  its valuation  allowance by $4.6 million for  additional federal  deferred tax assets that were recorded as part of the  restatement  for
2002 and prior  periods but  required a valuation  allowance  as of December 31,
2003. The Company also increased its valuation allowance to reflect $0.6 million and $0.1 million of state and foreign  deferred tax  liabilities,  respectively, that it had  inappropriately  netted against federal  deferred tax assets in its previously issued 2003 financial statements.  The balance of the restatement for
2003 tax matters relates primarily to state tax issues.

      The effect of tax errors on 2002 and 2001 is a tax benefit of $1.3 million and $0.7  million  respectively.  These tax  benefits  relate  primarily  to the reversal of federal and state reserves. As of December 31, 2001, tax restatement matters resulted in a $5.0 million decrease to accumulated deficit. The decrease to accumulated  deficit relates primarily to additional deferred tax assets that should have been recorded in periods prior to 2001.

      Deferred  taxes  relating  to  hedge  accounting  and  related   inventory
accounts, and executive life restatements were also recorded and are included in
the  adjustments   discussed   above.   The  goodwill   restatement   items  are
non-deductible and accordingly have no impact on tax matters.

      As of  December  31,  2003,  tax  restatement  matters  resulted in a $3.0 million decrease to accrued liabilities, a $1.9 million increase to net deferred tax liabilities, a $5.3 million decrease to other comprehensive loss, and a $1.7 million decrease to goodwill.  The reduction in accrued liabilities includes the reversal  of a  $1.7  million  tax  reserve  attributable  to H&H  prior  to its acquisition by the Company. The reversal of this reserve reduced goodwill by the same amount.

INVESTMENT BORROWINGS

      During  fiscal  2003 and  2002,  the  Company  frequently  traded  in U.S.
Treasury  securities  which were  classified as short term  investments and were
considered   trading   securities  under  SFAS  115,   "Accounting  for  Certain
Investments in Debt and Equity  Securities".  Accordingly,  the Company recorded the  activity in these  trading  investments  as  operating  cash  flows.  As of
December 31, 2002, the Company had  short-term  margin  borrowings,  aggregating
$107.9 million,  which were borrowed to fund these short-term  investments.  The
Company has determined that it incorrectly  recorded  changes in such borrowings as cash flows from operating  activities when such  borrowings  should have been reported as cash flows from  financing  activities in  accordance  with SFAS 95,
"Statement of Cash Flows".

      The effect of  correcting  these  errors in 2003 was an  increase  in cash flows  provided by operating  activities of $107.9  million,  and an increase in cash flows used in financing  activities for the same amount.  This  restatement had no effect on the 2003 net change in cash for the period.

OTHER CORRECTIONS

HEDGE ACCOUNTING/INVENTORY

      In order to  produce  certain  of its  products,  the  Company  purchases, maintains and utilizes precious metals inventory. The Company maintains policies consistent with economically hedging its precious metals inventory against price fluctuations. Hedge accounting under Statement of Financial Accounting Standards
No. 133,  "Accounting for Derivative  Instruments and Hedging  Activities" (SFAS
133), requires contemporaneous  documentation at the inception of the applicable
hedging   relationship,   including   the  method  for   assessing  the  hedging
instrument's  effectiveness  as well as the method  that will be used to measure hedge  ineffectiveness.  The  Company  did not meet the  documentation  criteria necessary to apply hedge accounting.  Accordingly,  the Company has restated its financial  statements  to mark to market the  derivative  financial  instruments related to precious  metals.  Such mark to market  adjustments,  including  both realized  and  unrealized  gains and  losses,  are  recorded  in current  period earnings as other income or expense in the Company's  consolidated  statement of operations.  In addition,  the Company has restated its financial  statements to record its  precious  metal  inventory  at LIFO cost subject to lower of cost or market with any adjustments  recorded through cost of goods sold. The correction of this error  results in an  increase to fiscal 2003 cost of goods sold of $0.3 million and other expense of $0.2 million for an aggregate increase to loss from continuing  operations before taxes of $0.5 million.  There was no impact on the
2003 balance sheet as all precious metal and hedges were liquidated during 2003.
In fiscal 2002 the  correction  of this error  results in an increase to cost of goods sold of $1.0  million and other  income of $1.3 million for a net decrease to loss from continuing  operations before taxes of $0.3 million.  Inventory was reduced by $5.8 million, other current assets were increased by $0.5 million and accounts payable were decreased by $5.8 million.  In 2001 the correction of this error  results in a decrease  to cost of goods  sold of $0.4  million  and other income of $0.2 million for a net decrease  from loss from  continuing  operation before  taxes of $0.2  million.  In 2001  inventory  and  accounts  payable were increased by $0.4 million, other current assets increased by $0.2 million.

LIFE INSURANCE ACCRUAL

      The Company has an Executive  Post-Retirement Life Insurance Program which provides for life insurance  benefits for certain Company  executives upon their retirement.  The insurance premium is paid by the Company. The Company accounted for the cost of this  program  since  its  inception  in 1998 on a pay as you go basis and did not follow the  guidance  as required by  Statement  of  Financial
Accounting  Standards  No.  106 -  "Employers'  Accounting  for  Post-Retirement
Benefits  Other  Than  Pensions"  (SFAS  106).  Under SFAS 106,  the  Company is
required to recognize  in its  financial  statements  an annual cost and benefit obligation  related  to  estimated  future  benefit  payments  to be made to its current and retired executives. Accordingly, the Company recorded an increase in operating  expenses  for years ended  December 31, 2002 and 2001 of $0.2 million and $0.2 million, respectively, and a decrease in operating expenses in the year ended  December 31, 2003 of $0.1 million to reflect a partial  curtailment  with respect to the plans.  Long-term  liabilities increased as of December 31, 2003,
2002 and 2001 in the amount of $0.6  million,  $0.7  million  and $0.6  million, respectively,  to give  effect  to the  proper  accounting  for  this  plan.  An adjustment to decrease opening retained earnings by $0.4 million was recorded in
2001 for the correction of errors prior to 2001.

RESTATEMENT OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The Company has  restated its  previously  issued  unaudited  consolidated financial  statements for the quarters  ended March 31, 2004,  June 30, 2004 and
September 30, 2004 (the "Interim Restatement").  The Interim Restatement will be given full effect in the  financial  statements  to be included in the Company's
Quarterly  Report on Form 10-Q for the quarters  ended March 31, 2005,  June 30,
2005 and September 30, 2005,  when they are filed.  See Note 19 to  Consolidated
Financial  Statements for details of the  restatements in each of the respective
2004 quarters.

OVERVIEW

      WHX is a holding  company that  invests in and manages a diverse  group of businesses. WHX's primary business currently is H&H, a diversified manufacturing company whose  strategic  business units encompass  three  reportable  segments:
precious  metal  plating  and  fabrication,  specialty  tubing,  and  engineered materials.

      H&H from time to time  continues to evaluate  the sale of non-core  assets and certain underperforming  businesses, as well as strategic acquisitions.  WHX has provided,  and may provide from time to time in the future,  information  to interested  parties regarding portions of its non-core assets and businesses for such purposes.

The following table presents  information  about reported segments for the years ended December 31:

(in thousands)                                              2005             2004             2003
                                                        ------------     ------------     ------------
                                                                                          (AS RESTATED)
Net Sales

   Precious Metal                                       $    116,958     $    105,289     $     84,572
   Tubing                                                    114,355          104,019           85,533
   Engineered Materials                                      172,502          162,653          119,785
                                                        ------------     ------------     ------------

          Net sales                                     $    403,815     $    371,961     $    289,890
                                                        ============     ============     ============

Segment operating income (loss)
   Precious Metal (a)                                   $     (1,644)    $    (44,828)    $    (36,155)
   Tubing (b)                                                   (446)         (30,793)         (27,442)
   Engineered Materials                                       13,462           16,367            8,423
                                                        ------------     ------------     ------------
          Subtotal                                            11,372          (59,254)         (55,174)

Unallocated corporate expenses                                 8,575            8,214           15,743
Environmental remediation expense (c)                             --           28,971              502
Fairfield penalty (c)                                             --            3,845               --
Pension - curtailment & special termination benefits              --               --           48,102
Loss (gain) on disposal of assets (d)                            103             (592)           4,803
                                                        ------------     ------------     ------------

          Income (loss) from operations                        2,694          (99,692)        (124,324)

Interest expense                                              17,236           25,486           19,005
Chapter 11 and related reorganization expenses                 9,454               --               --
Gain on disposition of WPC                                        --               --              534
Gain (loss) on early retirement of debt                           --           (1,161)           2,999
Other income (loss)                                           (4,112)           6,565            1,755
                                                        ------------     ------------     ------------

          Loss from continuing operations before taxes       (28,108)        (119,774)        (138,041)

Tax provision                                                  2,342            2,172           13,208

          Loss from continuing operations, net               (30,450)        (121,946)        (151,249)

Loss from discontinued operations, net                        (4,207)         (18,498)          (8,675)
                                                        ------------     ------------     ------------
          Net loss                                      $    (34,657)    $   (140,444)    $   (159,924)
                                                        ============     ============     ============

(a)   Includes a goodwill  impairment  charge of $45.6 million in 2004 and $38.4 million in 2003.
(b)   Includes a goodwill  impairment  charge of $34.2 million in 2004 and $29.0 million in 2003.
(c)   Environmental  remediation  expense and  Fairfield  penalty  have not been allocated to the reporting segments since the related facilities have been closed for  several  years and are not  indicative  of  current  operating results.
(d)   Loss  (gain) on  disposal  of assets  includes  the  following  amounts by segment for 2005,  2004 and 2003  respectively.  Precious Metal - $9, $101 and $4,557;  Tubing - ($5),  ($13),and  $2 ;  Engineered  Materials - $99,
      ($4), and ($23); Corporate $0, ($676), and $267.

2005 COMPARED TO 2004

      Sales in 2005 were $403.8  million  compared with $372.0  million in 2004.
Sales increased by $11.7 million at the Precious Metal Segment, $10.3 million at the Tubing  Segment and by $9.8  million at the  Engineered  Materials  Segment.
Gross  profit  percentage  decreased  in the 2005  period to 18.0% from 19.6% in
2004.  Gross profit  percentage  in 2005 was  negatively  impacted by higher raw material costs.

      Selling,  general and administrative  expenses increased $5.4 million from
$64.4  million in 2004 to $69.8 million in 2005.  The 2005 period  includes $4.1 million in  unallocated  corporate  expenses  related  to change in control  and termination  payments for three WHX executives,  and $2.4 million related to the acquisition of Protechno division in the fourth quarter of 2004. The 2004 period includes $3.8 million recorded in Selling,  General and Administrative  Expenses for an  arbitration  award  against the Company  for failure to  remediate  in a timely manner the environmental  conditions at the Fairfield East location.  The
2004 period also includes a $1.2 million reserve for a receivable from HHRG, the reversal of a $1.3 million reserve for a legal proceeding that was settled in the Company's favor and $1.8 million of expenses incurred in connection with the pursuit of various recapitalization options. The balance of the increase of $4.4 million is due to increased sales levels and increased legal and medical costs.

      There  were  no  material   environmental  expenses  recognized  in  2005.
Environmental  remediation  expenses  of $29.0  million  were  recorded in 2004.
Included in this amount is $26.3 million  related to a facility in Fairfield CT.
In 2003,  the  Company  sold a portion  of its  former  Fairfield,  CT  facility
("Fairfield  East") for $8.0 million.  In connection  with this sale the Company was  responsible for demolition and  environmental  remediation of the site, the estimated  cost of which was included in the loss on sale recorded in 2003.  H&H determined  that an increase in the reserve for  environmental  remediation  was needed for Fairfield  East, in the amount of $28.3 million which was recorded in the fourth  quarter of 2004.  This  increase  in the  reserve  was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  The Company has recovered  insurance in the amount of $2.0 million in 2006  related to this site;  therefore  the net expense  included in the 2004 financial  statements is $26.3 million. An insurance  receivable of $2.0 million is included on the  consolidated  balance  sheet.  Additionally  $1.1 million in environmental remediation expenses were recorded in 2004 for a location in North
Attleboro,  Massachusetts.  The balance of the expense  relates to several other locations.

      Loss on  disposal  of assets  amounted  to $0.1  million in 2005.  Gain on disposal of assets amounted to $0.6 million in 2004. Included is the gain on the sale of an aircraft of $1.7  million  offset by the write off of the balance due related to the sale of a property in the amount of $1.0 million.

      The Company  conducted the required annual goodwill  impairment review for
2004,  and with the  assistance  of a third party  specialist  computed  updated valuations  for each  reporting  unit using a discounted  cash flow and a market approach.  Based on the  results  of this  review the  Company  recorded a $79.8
million  non-cash   goodwill   impairment   charge  relating  to  the  following
businesses: $34.2 million for specialty tubing, $19.0 million for precious metal plating, and $26.6 million for precious metal fabrication.  The Company recorded these  charges  because the fair value of goodwill,  as  determined by estimated cash  flow  projections  and  data on  market  comparables,  was  less  than the reporting  units'  carrying  value.  The  decrease  in value  and the  resulting impairment  charge  were  related to a  reduction  in the  projection  of future profitability,  increased  working  capital  requirements,  an  increase  in the discount rate and the identification of previously unrecognized intangibles. The precious metals fabrication reporting unit experienced a substantial increase in working  capital  requirements  as a  result  of the  unanticipated  loss of the precious metals consignment  facility.  Consequently,  the overall value of this business was diminished  and the goodwill  attributable  to the precious  metals fabrication  reporting  unit was  impaired in 2004.  Within the  precious  metal plating  reporting  unit, one of the business  components  started  experiencing significant  operational  issues in 2003. In addition,  this business  component failed to achieve forecasted  profitability from new programs.  Another business
component   continued  to  struggle  beyond   expectations  in  its  efforts  to
reestablish its customer base and historical profitability. As a result of these additional unanticipated changes in this business, the forecast for the precious metal plating  business was revised and the  remaining  goodwill was impaired at the end of 2004.  The Tubing  business  also had an unexpected  and  significant decline  in the gross  profit  of one of its  business  components  in 2004 as a result of the loss of a  significant  customer  to a  competitor  and  delays in launching certain new products. As a result the forecast for this reporting unit declined, and additional goodwill was impaired.

      Operating  income from  continuing  operations  for 2005 was $2.7  million compared to a $99.7 million operating loss for 2004.

      Interest  expense in 2005  decreased  $8.3 million,  to $17.2 million from
$25.5  million  in 2004.  As a result  of the  Bankruptcy  Filing,  WHX  stopped accruing interest on its 10 1/2% Senior Notes as of March 7, 2005. This resulted in a savings of approximately $8.0 million in the 12 month period ended December
31, 2005 compared to the comparable 2004 period. Included in interest expense in
2004 is a $1.8  million fee in  connection  with the  assignment  of an H&H term loan. The assignment will result in an annual interest  savings of $2.8 million.
These decreases in interest expense were partially offset by increased  interest rates on increased  borrowings  at H&H.  The  increased  borrowings  at H&H were primarily  a result of $20.4  million  in  capital  expenditures  and  increased working capital requirements.

      Other expense in 2005 was $4.1 million.  This includes a $4.3 million loss on derivatives due to increased  precious metal prices,  $0.6 million in foreign transaction  losses offset by $0.2 in equity earnings on a subsidiary  accounted for under the  equity  method of  accounting  and $0.2  million in  earnings  on investments.

      As part of the  amended  Chapter  11  Plan of  Reorganization  for the WPC
Group,  WHX  had  agreed  conditionally  to  provide  additional  funds  to WPSC amounting  to $20.0  million.  As a result  of WHX's  obligation  to fund  $20.0 million to WPC, WHX had recorded a $20.0 million charge as an equity loss in WPC for the year ended December 31, 2002. On August 1, 2003,  upon  consummation  of the WPC POR, WHX contributed  $20.0 million in cash to the  reorganized  company and received a $10.0 million  subordinated  note from WPSC.  This note was fully reserved in 2003.  In July 2004,  WHX realized $5.6 million upon the sale of the note to a third  party and,  accordingly,  the  reserve  was  reversed  and $5.6 million  was  recorded  in other  income in the  second  quarter  of 2004.  Also included in other income in 2004 are $0.4 million of net investment earnings.

      In  connection  with the  refinancing  of the H&H  Senior  Secured  Credit
Facility in March 2004,  the Company wrote off deferred  financing  fees of $1.2 million. This charge is classified as loss on early retirement of debt.

      Loss  from  discontinued  operations  was $4.2  million  in 2005 and $18.5 million in 2004. In 2004, the Company  evaluated the current operating plans and current and  forecasted  operating  results of H&H's wire & cable  business.  In accordance  with SFAS 144, the Company  determined that there were indicators of
impairment   as  of  June  30,  2004  based  on  continued   operating   losses,
deteriorating margins, and rising raw material costs. An estimate of future cash flows  indicated that as of June 30, 2004,  cash flows would be  insufficient to support the carrying value of the long-term assets of the business. Accordingly, these  assets were  written  down to their  estimated  fair value by recording a non-cash  asset  impairment  charge of $3.9  million in the second  quarter.  In
November 2004,  H&H announced that it had signed a non-binding  letter of intent to sell its wire  business  and that it was  negotiating  the sale of its  steel cable business.  The decision to sell was based on continued  operating  losses, deteriorating  margins  and  rising  raw  material  costs  experienced  by these businesses.  Based on the  proposed  terms of these  transactions,  the  Company recorded an additional asset impairment charge of $4.3 million. At that time H&H stated  that if it were unable to complete  these  sales it would  consider  the closure of these operations.  On January 13, 2005, H&H determined that a sale of
these  operations  could  not  be  completed  on  terms   satisfactory  to  H&H.
Accordingly,  H&H decided to permanently close the wire & cable businesses.  The affected  operations  are located in  Cockeysville,  Maryland and Oriskany,  New
York.

      In the fourth quarter of 2004, H&H communicated to its 146 union employees its plan to either  sell or close the wire and cable  business  and  recorded  a restructuring charge of $1.2 million for termination benefits and related costs.
These  termination  benefits were paid in 2005.  Additionally,  $0.4 million was
recorded  as  a  restructuring   charge  for  clean  up  costs  related  to  the
Cockeysville,  Maryland  facility The Company  operated  these  facilities  on a limited  basis  in the  first  quarter  of 2005 in  order  to  fulfill  customer commitments.  Operating  losses and closure  costs  incurred in 2005 amounted to
$4.2 million  including  both a $0.7  million gain on the sale of certain  fixed assets and $0.9 million charge for additional termination benefits. Accordingly, the  estimated  total cost  including  termination  benefits,  operating  losses
(excluding  fixed asset  gains) and  closure  costs will be  approximately  $6.5 million.  These costs will be funded  from  realization  of working  capital and proceeds  from the sale of fixed  assets  of  these  businesses.  In the  second quarter of 2005,  H&H  concluded all  operations  of the wire & cable  business.
Accordingly,  these businesses are reported as discontinued  operations The sale of  land,  buildings,  and  certain  machinery  &  equipment  relating  to these businesses was not completed until 2006.

      The Company has recorded a valuation allowance relating to the Federal net deferred tax assets since it is the opinion of management that it is more likely than not that such tax benefits will not be realized in future periods.  In 2005 a tax  provision of $2.3  million was  recorded for foreign and state taxes,  as well as  additional  Federal  deferred tax  liabilities  relating to  intangible assets with an  indefinite  life.  In 2004 a tax  provision  of $2.2 million was recorded for foreign and state taxes, as well as additional Federal deferred tax liabilities relating to intangible assets with an indefinite life.

      Income  applicable to common stock for 2005 amounted to $219.6  million or
$30.36 per share of common stock after  adjusting for preferred  stock dividends and the  extinguishment of preferred stock as of March 7, 2005, as compared to a net loss applicable to common stock of $159.9 million, or $29.38 per basic share of common stock after adjusting for preferred stock dividends.

The comments  that follow  compare  revenues and  operating  income by operating segment for the years ended 2005 and 2004:

PRECIOUS METALS

      Sales for the Precious Metals Segment  increased $11.7 million from $105.3 million in 2004 to $117.0 million in 2005. Of the $11.7 million  increase,  $8.4 million was due to gains in market share for both new and existing  customers in the precious metal markets and $6.1 million accounted for the acquisition of the
Protechno  division in the fourth quarter of 2004.  Partially  offsetting  these increases  were lower sales of $2.7 million at the precious  metal plating units due to decreased volume to its automotive and electronics customers.

      Operating  loss for the Precious  Metals  segment was $1.6 million in 2005 compared to an operating loss of $44.8 million in 2004. The 2004 period includes a $45.6 million  non-cash charge for goodwill  impairment.  The Company recorded this charge because the fair value of goodwill in this segment, as determined by estimated  cash  flow  projections  and  market  comparables,  was less than the reporting units' carrying value. The goodwill  impairment  charge includes $26.6 million  related to the precious metal  fabrication  unit.  This change resulted from greater than projected uses of working  capital  related to higher precious metal prices and the elimination of the precious metal consignment facility. The remaining  $19.0  million  of the  goodwill  impairment  charge  related to this segment's  precious  metal plating  unit.  The decrease in value of goodwill was related  to a  reduction  in the  projection  of  future  profitability,  and an increase in the discount  rate from 15.5% to 16.8%  representing  an increase in
the  perceived  risk  of  the  business.   The  decrease  in  estimated   future
profitability  was  primarily  related to a reduction in unit  pricing,  and the failure  to  achieve  anticipated  manufacturing  efficiencies  along  with  the inability to achieve forecasted profitability from new programs. Excluding the non-cash charge for goodwill,  operating income  decreased  primarily due to the lower sales of the precious metals plating units described above.

TUBING

      Sales for the Tubing Segment  increased  $10.3 million from $104.0 million in 2004 to $114.3 million in 2005. Of the $10.3 million  increase,  $6.6 million was due to increased prices to offset the higher cost of steel, $2.6 million due
to  market  share  gains  at  the  refrigeration   units.   Stronger  demand  in
petrochemical,  military,  aircraft  markets  accounted  for $2.5 million of the increase offset by reduced sales of $1.3 million to the medical industry.

      Operating loss for the Tubing segment was $0.4 million in 2005.  Operating loss for 2004 was  $30.8  million.  The 2004  period  includes  a $34.2  million non-cash  charge for  goodwill  impairment.  The  Company  recorded  this charge because  the fair  value of  goodwill,  as  determined  by  estimated  cash flow projections and market comparables,  was less than the reporting unit's carrying value.  The  decrease in value was related to a reduction in the  projection  of future  profitability,  an  increase  in the  discount  rate from 11.4% to 12.0%
representing an increase in the perceived risk of the business. The reduction in future  profitability  was primarily related to several factors including higher raw  material  costs  which  could not be  passed  along to  customers,  pricing degradation in the appliance market, and the loss of a key customer. Included in
2005 are start up costs of  approximately  $1.7 million  associated with our new refrigeration  tubing  unit  in  Mexico.  Our  other  refrigeration  units  were negatively  impacted by the  reduced  volume  noted above and high steel  costs.
Partially offsetting these reductions in operating income is the stronger demand in  petrochemical,  military,  aircraft  and  medical  markets as they relate to certain of H&H's tubing businesses.

ENGINEERED MATERIALS

      Sales for the  Engineered  Materials  segment  increased $9.8 million from
$162.7  million in 2004 to $172.5 in 2005.  This increase in sales was primarily due to stronger  commercial roofing and home center markets,  market share gains accounted for $7.3 million,  while  increased sales prices for both new and core products  accounted for $4.7  million.  These  increases  were offset by reduced volume at H&H's electro-galvanizing facility.

      Operating  income  decreased by $2.9 million from $16.4 million in 2004 to
$13.5 million in 2005. This decrease in operating income is primarily due to the decreased volume and increased steel costs at our electro-galvanizing  facility, partially  offset  by  increased  operating  income  resulting  from  the  sales increases mentioned above.

Unallocated Corporate Expenses

      Unallocated corporate expenses increased from $8.2 million in 2004 to $8.6 million  in 2005.  Non-recurring  items in each year were as  follows:  the 2005 period  included  $4.1  million  of expense  related  to change in  control  and termination  payments for three WHX executives.  The 2004 period included a $1.2 million reserve for a receivable from HHRG, $1.8 million of expenses incurred in connection  with the  pursuit  of  various  recapitalization  options,  and $0.4 million of  depreciation  expense  related to the aircraft owned and sold by the
Company in 2004,  partially offset by the reversal of a $1.3 million reserve for a legal proceeding that was settled in the Company's favor. In addition to these non-recurring  items,  there  were  lower  costs  in 2005  for  salaries,  legal expenses,  directors  and  stockholders  expenses,  partially  offset by a lower pension credit in 2005.

2004 COMPARED TO 2003

      Sales in 2004 were $ 372.0 million  compared with $ 289.9 million in 2003.
Sales increased by $20.7 million at the Precious Metal Segment, $18.5 million at the Tubing Segment,  and by $42.9 million at the Engineered  Materials  Segment.
Gross  profit  percentage  decreased  in the 2004  period to 19.6% from 20.6% in
2003.  Gross profit  percentage  in 2004 was  negatively  impacted by higher raw material costs, primarily steel and precious metal.

      Selling,  general and  administrative  expenses  ("SG&A")  increased  $1.1 million from $63.3 million in 2003 to $64.4 million in 2004.  This resulted from decreased  pension  expense of $7.7  million,  lower  professional  fees and the termination of the WPN management  agreement.  The 2004 period also includes the reversal of a $1.3 million  reserve for a legal  proceeding  that was settled in
WHX's favor,  offset by $1.8 million of expenses incurred in connection with the pursuit of various recapitalization options. In 2004 the Company recognized $3.8 million in expenses  relating to an  arbitration  award  against the Company for failure to remediate in a timely manner  environmental  conditions at a property that H&H sold in 2003  (Fairfield  East).  Also recorded in 2004 is a reserve of
$1.2 million related to a receivable  from HHRG. The 2003 results  included $4.1 million  associated  with the shut down of certain  H&H  operations,  and a $3.5 million charge for employee separation and related expenses in the first quarter of  2003.  This  $3.5  million  charge  related  to a  reduction  in  executive, administrative and information technology personnel at H&H. The 2003 period also includes  a  $2.2  million  gain  on  insurance  proceeds.  The  balance  of the fluctuation in selling, general and administrative expenses is increased selling expenses associated with the increased sales levels noted above.

      Operating  loss from  continuing  operations  for 2004 was $121.9  million compared to a $151.2  million  operating loss for 2003. In the fourth quarter of
2004, the Company conducted the required annual goodwill  impairment review, and with the assistance of a third party specialist, computed updated valuations for each reporting unit using a discounted  cash flow approach and market  approach.
Based on the  results of this  review,  the  Company  recorded  a $79.8  million non-cash goodwill impairment charge relating to the following businesses:  $34.2 million for specialty  tubing,  $19.0 million for precious  metal  plating,  and
$26.6 million for precious metal fabrication. The Company recorded these charges because  the fair  value of  goodwill,  as  determined  by  estimated  cash flow projections and data on market  comparables,  was less than the reporting units'
carrying  value.  The  decrease  in value  was  related  to a  reduction  in the projection of future profitability,  increased working capital requirements,  an increase in the discount rate, and the identification of previously unrecognized intangibles.  The precious  metals  fabrication  reporting  unit  experienced  a substantial  increase  in  working  capital  requirements  as a  result  of  the unanticipated  loss of the precious metals consignment  facility.  Consequently, the overall value of this business was diminished and the goodwill  attributable to the precious metals  fabrication  reporting unit was impaired in 2004. Within the precious  metal  plating  reporting  unit,  one of the  business  components started experiencing  significant  operational issues in 2003. In addition, this business component failed to achieve forecasted profitability from new programs.
Another  business  component  continued to struggle  beyond  expectations in its efforts to  reestablish  its customer base and  historical  profitability.  As a result of these additional  unanticipated changes in this business, the forecast for the precious metal plating  business was revised and the remaining  goodwill was impaired at the end of 2004. The Tubing  business also had an unexpected and significant  decline in the gross  profit of one of its business  components  in
2004 as a result  of the loss of a  significant  customer  to a  competitor  and delays in  launching  certain new  products.  As a result the  forecast for this reporting unit declined, and additional goodwill was impaired.

      Also  included  in the 2004  operating  loss are $1.8  million of expenses incurred in  connection  with the pursuit of various  recapitalization  options.
Such  expenses  represent  professional  fees  paid to  financial  advisors  and attorneys  for  both WHX and the  preferred  stockholders'  committee.  The 2004 period was favorably  impacted by decreased  pension expense of $7.7 million and the reversal of a $1.3 million  reserve for a legal  proceeding that was settled in WHX's favor.

      The 2003  operating  results  include  a $48.1  million  non-cash  pension curtailment and special  termination  benefit charge related to the consummation of the WPC Group  Plan of  Reorganization  and a  non-cash  goodwill  impairment charge of $67.3 million relating to the following segments: $29.0 for the tubing segment and $38.3 million for precious metal plating. The Company recorded these charges  because  the  fair  value of the  reporting  units  was  less  than the reporting units' carrying value. For the Precious Metals Plating  business,  the primary  reason  for the  impairment  charge  related  to a  facility  that  had experienced  a fire in 2002 and was not  expected  to fully  recover for several
years.  As  a  result  of  unanticipated   competitor  discounting  and  ongoing
competitive  pressure  in the U.S.  automotive  industry,  the  dynamics of this business changed,  resulting in a further reduction in forecasted cash flows for the future, at the end of 2003. With respect to the Tubing reporting unit, there was a general decline in business,  led by the  semiconductor  market,  combined with  operational  issues  related to new  processes.  Also included in the 2003 operating  results is a $3.5 million charge for employee  separation and related expenses  discussed  above,  a $2.2 million gain on insurance  proceeds,  a $3.2 million gain on the liquidation of certain precious metal inventories and a $1.3 million lower of cost or market charge related to precious metals inventory. The balance  of the  increase  in  operating  income  is due to the  above-mentioned increased  sales  levels  partially  offset by  production  inefficiencies  at a stainless tubing group facility.

      There  were  no  material   environmental  expenses  recognized  in  2003.
Environmental  remediation  expenses  of $29.0  million  were  recorded in 2004.
Included in this amount is $26.3 million related to a facility in Fairfield CT..
In 2003,  the  Company  sold a portion  of its  former  Fairfield,  CT  facility
("Fairfield  East) for $8.0 million.  In connection  with this sale, the Company was  responsible for demolition and  environmental  remediation of the site, the estimated  cost of which was included in the loss on sale recorded in 2003.  H&H determined  that an increase in the reserve for  environmental  remediation  was needed for Fairfield  East, in the amount of $28.3 million which was recorded in the fourth  quarter of 2004.  This  increase  in the  reserve  was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  The Company has recovered  insurance in the amount of $2.0 million in 2006  related to this site;  therefore  the net expense  included in the 2004 financial  statements is $26.3 million. An insurance  receivable of $2.0 million is included on the  consolidated  balance  sheet.  Additionally  $1.1 million in environmental remediation expenses were recorded in 2004 for a location in North
Attleboro,  Massachusetts.  The balance of the expense  relates to several other locations.

      Gain on disposal of assets  amounted to $0.6 million in 2004. A balance of
$1.0 million owed for the sale of the  Fairfield,  CT (Fairfield  East) property was fully  reserved and is included as a loss on  disposition of assets in 2004.
Offsetting  this  loss on  disposal  of  assets  is the  gain on the  sale of an aircraft of $1.7 million. In 2003, H&H sold its former Fairfield,  CT (Fairfield
East) facility for $8.0 million resulting in a loss on the sale of $3.9 million.
Refer to Item 3 - Legal  Proceedings  for  discussion of  environmental  matters arising subsequent to the sale of this property.

      Interest  expense in 2004  increased  $6.5 million,  to $25.5 million from
$19.0  million  in 2003.  This  increase  was due to  increased  interest  rates partially offset by lower borrowings.  Also included in interest expense in 2004 is a $1.8 million fee in

connection  with  the  assignment  of  an  H&H  term  loan.  The  assignment  is anticipated to result in an annual interest savings of $2.8 million.

      As part of the  amended  Chapter  11  Plan of  Reorganization  for the WPC
Group,  WHX  had  agreed  conditionally  to  provide  additional  funds  to WPSC amounting  to $20.0  million.  As a result  of WHX's  obligation  to fund  $20.0 million to WPC, WHX had recorded a $20.0 million charge as an equity loss in WPC in the  consolidated  statement of  operations  for the year ended  December 31,
2002. On August 1, 2003, upon consummation of the WPC POR, WHX contributed $20.0 million  in  cash to the  reorganized  company  and  received  a  $10.0  million subordinated note from WPSC. This note was fully reserved in 2003. In July 2004,
WHX  realized  $5.6  million  upon the sale of the  note to a third  party  and, accordingly,  the reserve was  reversed  and $5.6  million was recorded in other income in the second  quarter of 2004.  Also  included in other  income are $0.4 million of net investment earnings.

      In 2003 other  income  was $1.8  million.  This  included  net  investment earnings of $6.5 million, partially offset by a $0.6 million loss on an interest rate swap, and other expenses of $4.1million.

      In  connection  with the  refinancing  of the H&H  Senior  Secured  Credit
Facility in March 2004,  the Company wrote off deferred  financing  fees of $1.2 million.  This charge is classified as loss on early retirement of debt. In 2003
WHX  recognized  a $3.0 million gain on the early  retirement  of $17.7  million principal amount of 10 1/2% Senior Notes.

      Loss  from  discontinued  operations  was $18.5  million  in 2004 and $8.7 million in 2003. In 2004 the Company  evaluated the current  operating plans and current and  forecasted  operating  results of H&H's wire & cable  business.  In
accordance  with  Statement  of  Financial   Accounting  Standards  Number  144,
"Accounting for Impairment or Disposal of Long-Lived  Assets" ("SFAS 144"),  the
Company  determined that there were indicators of impairment as of June 30, 2004 based on  continued  operating  losses,  deteriorating  margins,  and rising raw material  costs.  An estimate of future cash flows indicated that as of June 30,
2004 cash flows  would be  insufficient  to support  the  carrying  value of the long-term assets of the business. Accordingly, these assets were written down to their  estimated fair value by recording a non-cash asset  impairment  charge of
$3.9 million in the second quarter.  In November 2004, H&H announced that it had signed a non-binding  letter of intent to sell its wire business and that it was negotiating the sale of its steel cable business. The decision to sell was based on continued  operating  losses,  deteriorating  margins and rising raw material costs  experienced  by these  businesses.  Based on the proposed  terms of these transactions the Company recorded an additional asset impairment  charge of $4.3 million.  At that time H&H stated that if it were unable to complete these sales it would  consider the closure of these  operations.  On January 13,  2005,  H&H determined  that a sale of these  operations  could  not be  completed  on terms satisfactory to H&H.  Accordingly,  H&H decided to permanently  close the wire &
cable businesses. The affected operations are located in Cockeysville,  Maryland and Oriskany, New York.

      The  Company  recorded a valuation  allowance  relating to the Federal net deferred tax assets since it is the opinion of management that it is more likely than not that such tax benefits will not be realized in future periods. In 2004, a tax  provision of $2.2  million was  recorded for foreign and state taxes,  as well as  additional  Federal  deferred tax  liabilities  relating to  intangible assets with an indefinite life.

      In 2003 a tax  provision  of  $13.2  million  was  recorded.  The  Company recorded a valuation  allowance  related to the Federal net  deferred tax assets since it is the opinion of management  that it is more likely than not that such tax  benefits  will not be  realized  in future  periods.  The  charge  for this valuation  allowance was $11.6 million.  The balance of the provision relates to foreign and state taxes.

      Net loss applicable to common stock for 2004 amounted to $159.9 million or
$29.38 per share of common stock after adjusting for preferred stock  dividends, as compared  to a net loss  applicable  to common  stock of $179.3  million,  or
$33.35 per basic  share of common  stock after  adjusting  for  preferred  stock dividends.

      The  comments  that  follow  compare  revenues  and  operating  income  by operating segment for the years ended 2004 and 2003:

PRECIOUS METALS

      Sales for the Precious  Metals segment  increased $20.7 million from $84.6 million  in 2003 to $105.3  million  in 2004.  Our  precious  metal  fabrication business  accounted for $12.7  million of the increase.  While 12% of the growth was from higher metal prices,  the balance was due to growth at current accounts and increased market share.  The Precious Metal Plating  business  accounted for
$8.0 million of the increase primarily from the growth in automotive sensors.

      Operating  loss for the Precious  Metals segment was $44.8 million in 2004 compared to an operating loss of $36.2 million in 2003. The 2004 period includes a $45.6 million  non-cash charge for goodwill  impairment.  The Company recorded these  charges  because the fair value of goodwill,  as  determined by estimated cash flow  projections,  was less than the reporting  units' carrying value. The decrease  in value  was  related  to a  reduction  in the  projection  of future profitability, increased working capital

requirements  and an increase in the discount rate.  The 2003 period  includes a
$38.4 million  non-cash charge for goodwill  impairment,  a $3.2 million gain on the liquidation of certain precious metal inventories and a $2.2 million gain on insurance proceeds.  Also included in 2003 is a non cash lower of cost or market charge of $1.3 million  related to precious metal  inventory and $1.1 million of severance  related  expenses  allocated to this  segment  from the  reduction in salaried staff at H&H. The 2003 period also includes  approximately $2.9 million of costs  associated with the  restructuring  program  announced in 2002.  These costs were not  included in the  restructuring  charge  recorded in 2002.  After considering  the above,  the balance of the  improvement in operating  income in
2004 is related to the  above-mentioned  increase in sales  partially  offset by higher raw material costs.

TUBING

      Sales for the Tubing segment increased $18.5 million from $85.5 million in
2003 to $104.0 million in 2004. Of the $18.5 million  increase,  $7.7 million is related to market  share  gains $2.9  million is related to  increased  price of steel in the appliance  segment.  Stronger  demand in  petrochemical,  military, aircraft  markets  as they  relate to H&H's  Tubing  businesses  increased  $5.5 million,  and price  increases  to offset  higher  steel costs  account for $2.1 million.

      Operating loss for the Tubing segment was $30.8 million in 2004. Operating loss for 2003 was  $27.4  million.  The 2004  period  includes  a $34.2  million non-cash  charge for  goodwill  impairment.  The  Company  recorded  this charge because  the fair  value of  goodwill,  as  determined  by  estimated  cash flow projections,  was less than the reporting unit's carrying value. The decrease in value was  related to a reduction  in the  projection  of future  profitability, increased  working capital  requirements,  and an increase in the discount rate.
The 2003 period includes a non-cash goodwill  impairment charge of $29.0 million and $1.5 million of severance  related  expenses  allocated to this segment from the reduction in salaried staff at H&H. Excluding goodwill  impairment  charges,
2004  had a  $1.8  million  improvement  in  operating  income  over  2003.  The improvements  experienced  by this  segment  are  directly  related to the sales
improvements   discussed  above.  The  improvements  were  partially  offset  by production inefficiencies and the loss of a major customer at a stainless tubing group facility. These declines were offset by the improved operating performance at the Company's other tubing facilities.

ENGINEERED MATERIALS

      Sales for the Engineered  Materials  segment  increased $42.9 million from
$119.8  million in 2003 to $162.7  million in 2004.  This  increase in sales was primarily due to increased  sales prices of $15.0 million to offset rising steel prices, a stronger  commercial  construction market of $14.3 million and, market share gains of $14.1 million.

      Operating  income  increased  by $8.0 million from $8.4 million in 2003 to
$16.4 million in 2004. The increase in operating  income is primarily due to the increase  in sales noted  above,  partially  offset by  increased  steel  costs.
Included in 2003 is $0.9 million of severance related expenses allocated to this segment from the reduction in salaried staff at H&H.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  decreased  from $15.7 million in 2003 to
$8.2 million in 2004.  This decrease is primarily  related to decreased  pension expense of $7.7 million,  lower  professional  fees, the  termination of the WPN management  agreement  in January of 2004,  and the  reversal of a $1.3  million reserve for a legal proceeding.  These  improvements were partially offset by an increase in salary and  benefits,  insurance  costs and $1.8 million of expenses incurred in connection with the pursuit of various recapitalization options.

LIQUIDITY AND CAPITAL RESOURCES

BANKRUPTCY FILING AND PLAN OF REORGANIZATION OF WHX

      On March 7, 2005,  WHX filed a  voluntary  petition  to  reorganize  under
Chapter 11 of the United States  Bankruptcy Code with the Bankruptcy  Court. WHX continued  to operate  its  businesses  and own and manage its  properties  as a debtor-in-possession  under  the  jurisdiction  of the  Bankruptcy  Court and in accordance  with the  applicable  provisions  of the  Bankruptcy  Code  until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005
(see below).

      WHX's  primary  business  is H&H,  a  diversified  manufacturing  company.
Neither H&H, nor any of WHX's other  subsidiaries or affiliates were included in
WHX's bankruptcy  filing. All of H&H's operating units conducted business in the ordinary course during the  bankruptcy.  WHX's  bankruptcy  filing was primarily intended  to reduce  WHX's debt,  simplify  its  capital  structure,  reduce its overall cost of capital and provide it with better access to capital markets.

      On March 7, 2005, WHX also filed a proposed Plan of  Reorganization of WHX
Corporation  and a related  proposed  disclosure  statement  with the Bankruptcy
Court.  On June 7, 2005, WHX filed its first amended Chapter 11 Plan. On June 8,
2005 WHX filed its second amended Disclosure Statement.

      On July 21, 2005, WHX's Chapter 11 Plan of Reorganization was confirmed by the Bankruptcy Court. The Plan became effective on July 29, 2005.

      The  bankruptcy  filing  created an event of default  under the  Indenture governing  WHX's Senior Notes.  Under the terms of the Senior Notes, as a result of the bankruptcy  filing, the entire unpaid principal and accrued interest (and any other  additional  amounts)  became  immediately due and payable without any action on the part of the  trustee or the note  holders.  The  principal  amount outstanding  under the  Senior  Notes at March 7, 2005 was  approximately  $92.8 million. Accrued interest to March 7, 2005 was approximately $3.8 million.

      The  following is a summary of certain  material  features of the Plan and the Confirmation Order. On the Effective Date:

o     All of WHX's outstanding securities, including WHX's pre-bankruptcy filing common stock,  Series A preferred  stock,  Series B preferred stock and 10
      1/2% Senior Notes were deemed  cancelled and annulled  without further act or action.

o     In full and complete satisfaction of all such claims,  holders of WHX's 10
      1/2% Senior Notes received  9,200,000 shares of common stock  representing their prorated share of the reorganized  company.  These shares  represent
      92% of the equity in the reorganized company.

o     In  full  and  complete  satisfaction  of all  such  interests,  Series  A
      preferred   stockholders   received   366,322   shares  of  common   stock
      representing  their prorated share of the reorganized  company and 344,658 warrants to purchase common stock of the reorganized company,  exercisable at $11.20 per share and expiring on February 28, 2008.

o     In  full  and  complete  satisfaction  of all  such  interests,  Series  B
      preferred   stockholders   received   433,678   shares  of  common   stock
      representing  their prorated share of the reorganized  company and 408,030 warrants to purchase common stock of the reorganized company,  exercisable at $11.20 per share and expiring on February 28, 2008.

o     Holders  of  WHX's   pre-bankruptcy   filing  common  stock   received  no
      distribution under the Plan.

      The  common  stock  received  by  the  Series  A and  Series  B  preferred stockholders,  collectively,  represents  8% of the  equity  in the  reorganized
company.   The  warrants   issued  to  the  Series  A  and  Series  B  preferred
stockholders,  collectively, represent the right to purchase an additional 7% of the equity of the reorganized company after giving effect to the exercise of the warrants.

      On the  Effective  Date,  all of the  assets  of WHX  were  vested  in the reorganized  company  free and clear of all liens,  causes of  actions,  claims, encumbrances,  equity interests,  and interests against,  in, or on such assets, except as explicitly provided in the Plan.

      The reorganization  value of the assets of WHX immediately before the date of  confirmation  of the Plan was  greater  than the total of all  post-petition liabilities and allowed claims.  Despite the ownership change,  the Company does not qualify for Fresh-Start  reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting
by  Entities  in  Reorganization   Under  the  Bankruptcy  Code"  ("SOP  90-7").
Accordingly,  the  assets  and  liabilities  of  the  reorganized  company  upon emergence from bankruptcy are stated at their historical values.

      Upon its emergence from  bankruptcy on July 29, 2005,  WHX  experienced an ownership  change as defined by Section 382 of the Internal  Revenue Code, which
imposes   annual   limitations   on  the   utilization  of  net  operating  loss
carryforwards  post ownership change.  The Company believes it qualifies for the bankruptcy  exception  to  the  general  Section  382  limitations.  Under  this exception,  the  annual  limitation  imposed by Section  382  resulting  from an ownership  change will not apply,  instead the net operating loss  carryforwards must be  reduced  by  certain  interest  expense  paid to  creditors  who became stockholders  as a result  of the  bankruptcy  reorganization.  Thus,  WHX's net operating loss  carryforwards  of $116.0 million as of December 31, 2004 will be
reduced  by  approximately   $31.0  million  to  approximately   $85.0  million.
Additionally,  if WHX should undergo a second  ownership change within two years of the date of change  as a result  of the  reorganization,  its  remaining  net operating losses would be effectively reduced to zero. Accordingly,  in order to avoid subsequent  ownership  changes,  WHX's new charter contains a 5% ownership limit pursuant to which certain transfers of WHX's shares will be limited.

      Since the Effective  Date,  H&H has continued to conduct its businesses in the ordinary course.

BANKRUPTCY FILING AND PLAN OF REORGANIZATION OF THE WPC GROUP

      A Chapter  11 Plan of  Reorganization  ("WPC  POR") was  confirmed  by the
Bankruptcy  Court on June 18,  2003  and was  consummated  on  August  1,  2003.
Pursuant to the terms of the WPC POR,  among other things,  the WPC Group ceased to be a subsidiary of WHX effective  August 1, 2003,  and from that date forward has been an independent company.

      As part of the WPC POR, WHX agreed to make certain contributions (the "WHX
Contributions") to the WPC Group.  Under the WHX Contributions,  WHX forgave the repayment of its claims  against the WPC Group of  approximately  $39.0  million and,  additionally,  contributed to the WPC Group $20 million of cash, for which
WHX received a note in the amount of $10.0 million.  The note was fully reserved upon  receipt.  In July 2004 WHX realized $5.6 million upon the sale of the note to a third party and, accordingly, the reserve was reversed and $5.6 million was recorded in other income.

      On  March  6,  2003,  the  PBGC  published  its  Notice  of  Determination
("Notice") and on March 7, 2003 filed a Summons and Complaint  ("Complaint")  in
United States  District Court for the Southern  District of New York seeking the
involuntary   termination   of  the  WHX  Pension  Plan  (the  "WHX  Plan"),   a
defined-benefit  pension plan  sponsored by the Company  that  provides  pension benefits to active and retired  employees of WHX and H&H and certain benefits to active and retired employees or members of the WPC Group. WHX filed an answer to this  complaint on March 27, 2003,  contesting  the PBGC's  action.  On July 24,
2003, the Company entered into an agreement among the PBGC,  Wheeling-Pittsburgh
Corporation ("WPC"),  Wheeling-Pittsburgh  Steel Corporation  ("WPSC"),  and the
United  Steelworkers of America,  AFL-CIO-CLC  ("USWA") in settlement of matters relating to the PBGC V. WHX  CORPORATION,  Civil Action No.  03-CV-1553,  in the
United States District Court for the Southern District of New York ("Termination
Litigation"), in which the PBGC was seeking to terminate the WHX Plan. Under the settlement,  among  other  things,  WHX agreed  (a) that the WHX Plan,  as it is currently  constituted,  is a single  employer  pension plan,  (b) to contribute funds to the WHX Plan equal to moneys spent (if any) by WHX or its affiliates to purchase  WHX  10.5%  Senior  Notes  ("Senior  Notes")  in  future  open  market transactions,  and (c) to grant to the PBGC a pari passu security interest of up to $50.0  million in the event WHX  obtained  any future  financing on a secured basis or provided any security or collateral for the Senior Notes.

      Also under the  settlement,  all parties  agreed that as of the  effective date of the WPC POR,  (a) no shutdowns  had occurred at any WPC Group  facility,
(b) no member of the WPC Group is a  participating  employer under the WHX Plan,
(c)  continuous  service for WPC Group  employees  was broken,  (d) no WPC Group employees will become  entitled to "Rule of 65" or "70/80"  Retirement  Benefits
(collectively,  "Shutdown  Benefits")  by reason of events  occurring  after the effective  date of the WPC POR, and (e) the WHX Plan would provide for a limited early retirement option to allow up to 650 WPSC  USWA-represented  employees the right to receive retirement benefits based on the employee's years of service as of  July  31,  2003  with a  monthly  benefit  equal  to $40  multiplied  by the employee's years of service.

      Finally,  under  the  settlement,  the PBGC  agreed  (a)  that,  after the effective  date of the WPC POR, if it  terminates  the WHX Plan at least one day prior  to a WPC  Group  facility  shutdown,  WHX  shall  be  released  from  any additional  liability to the PBGC resulting  from the shutdown,  (b) to withdraw its claims in the WPC Bankruptcy Proceedings, and (c) to dismiss the Termination
Litigation.

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

      For  WHX  Plan  funding  purposes,  the  impact  of the  changes  was  not recognized  until the next actuarial  valuation  which occurred as of January 1,
2004. The funding requirements depend on many factors including those identified above as well as future investment  returns on WHX Plan assets. WHX was required to make a  contribution  to the WHX Plan of $1.2 and  $6.0  million  in 2005 and
2004, respectively.

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

      As a  result  of the  consummation  of the WPC POR  and  the  related  WHX
Contributions, the remaining balance in the loss in excess of investment account of $0.5 million was reversed into income in the third quarter of 2003.

OVERVIEW

      For 2005,  cash  flows  provided  by (used in)  operating,  investing  and financing activities for 2005 totaled ($5.0) million,  ($26.7) million and $14.9 million,  respectively.  Losses from  operations  adjusted  for non cash and non operating items were a use of $15.2 million.

Working capital  accounts  (excluding  cash,  short-term  borrowings and current maturities  of long term debt) used $1.2 million of funds.  Accounts  receivable used $9.7  million,  inventories  used $2.8  million,  trade  payables and other liabilities provided $11.7 million.  Other current assets provided $1.5 million.
WHX paid $1.2 million in pension contributions.  Other non working capital items used $1.8 million.

      At December 31, 2005 accounts receivable totaled $57.2 million compared to
$48.0 million at December 31, 2004, an increase of $9.2 million. The increase in accounts  receivable reflects the strong sales levels for the three-month period ended December 31, 2005 when compared to the fourth  quarter of 2004.  Sales for the fourth  quarter of 2005 were $99.2  million as compared to $84.2 million for the fourth quarter of 2004.

      At December 31, 2005  inventory  totaled $61.0  million  compared to $58.3 million at December  31,  2004,  an increase of $2.7  million.  The  increase in inventory is primarily  related to increased  prices and  quantities of precious metals.

      H&H's revolving credit  facilities  existing at December 31, 2003 ("Senior
Secured Credit  Facilities") were scheduled to mature on July 31, 2004. On March
31, 2004, H&H obtained new financing  agreements to replace and repay the Senior
Secured Credit Facilities. The new financing agreements included a $70.0 million
(subsequently  reduced to $62.9 million)  revolving  credit facility and a $22.2 million Term A Loan with Wachovia Capital Finance,  formerly Congress  Financial
Corporation,  as agent and a lender ("Wachovia  Facilities") and a $71.0 million
Term B Loan  with  Ableco  Finance  LLP  ("Ableco").  Concurrently  with the new financing  agreements,  WHX loaned $43.5 million to H&H to repay,  in part,  the
Senior Secured Credit  Facilities.  Such loan is  subordinated to the loans from
Wachovia  and  Canpartners.  On  October  29,  2004 the  Ableco  Term B Loan was
assigned to Canpartners  Investments  IV, LLC  ("Canpartners").  On September 8,
2005, the Term B Loan was assigned to Steel Partners II, L.P. ("Steel").

      The new  revolving  credit  facility  provided for up to $62.9  million of borrowings  dependent on the levels of and  collateralized  by eligible accounts receivable  and  inventory.  The new  revolving  credit  facility  provided  for interest at LIBOR plus 2.75% or the U.S.  Base rate plus 1.00%.  An amendment to the facility on December  29, 2004  lowered the margins on the revolver  loan to
LIBOR plus 2.25% or the U.S. Base Rate plus 0.5%. The Wachovia Facilities mature on March 31, 2007. The Term A Loan is collateralized  by eligible  equipment and real  estate,  and  provided  for interest at LIBOR plus 3.25% or the prime rate plus 1.5%. An amendment to the facility on December 29, 2004 lowered the margins on the  Term A Loan to  LIBOR  plus  2.5%  or the  U.S.  Base  Rate  plus  .75%.
Borrowings under the Wachovia  Facilities are  collateralized  by first priority security  interests in and liens upon all present and future stock and assets of
H&H and its  subsidiaries,  including  all contract  rights,  deposit  accounts, investment property,  inventory,  equipment, real property, and all products and proceeds  thereof.  The  principal  of the  Term A Loan is  payable  in  monthly installments  of $0.3  million.  The Wachovia  Facilities  contain  affirmative, negative,  and financial covenants (including minimum EBITDA,  maximum leverage, and fixed charge coverage,  and restrictions on cash  distributions  that can be made to WHX).  On May 20,  2005,  H&H entered  into an amendment to the Loan and
Security Agreement with Wachovia ("Wachovia Amendment").  The Wachovia Amendment
provided for amendments to certain financial covenants,  an additional equipment loan of up to $3  million,  as well as certain  other terms and  conditions.  On
September 8, 2005,  H&H entered  into an  amendment to the Wachovia  Facilities.
This  amendment  provides  for,  among  other  things,  (i) the  revision of the calculation  of components of the borrowing base which results in an increase in availability and (ii) the increase of the current outstanding amount of the term loan to $22.2 million from $16.0 million. On December 31, 2005 and September 30,
2006, H&H had  approximately  $7.7 million and $11.7 million,  respectively,  of funds available under the revolving credit facility.

      On December  29,  2005,  H&H entered  into an  amendment  to the  Wachovia
Facilities. This amendment provides for, among other things, (i) the increase of the borrowing base by $3.5 million  through January 31, 2006, (ii) the waiver of certain  defaults and (iii)  certain  related  amendments to the  covenants.  On
January 24,  2006,  H&H entered  into a consent and  amendment  to the  Wachovia
Facilities.  This  consent  and  amendment  was made in  connection  with a loan agreement entered by H&H's  wholly-owned  subsidiary,  OMG, Inc., with Sovereign
Bank dated as of January 24, 2006  collateralized  by a mortgage on OMG,  Inc.'s real property  pursuant to which an $8.0 million term loan was made available to
OMG, Inc. This consent and amendment provides for, among other things,  amending certain  definitions to reflect the loan agreement  entered into by OMG, Inc. On
March 31, 2006, H&H entered into an amendment to the Wachovia  Facilities.  This amendment provided for, among other things,  consent to the increase of the Term
B Loan on the  same  date  in the  principal  amount  of  $9.0  million  and the prepayment of a portion of H&H's subordinated promissory note issued to WHX (the
"WHX Note") in the principal amount of $9.0 million.

      The Term B Loan matures on March 31, 2007 and provides for annual payments based on 40% of excess  cash  flow as  defined  in the  agreement.  Interest  is payable  monthly at the Prime Rate plus 4.0%. At no time shall the Prime Rate of interest  be below  4.0%.  The Term B Facility  has a second  priority  security interest in and lien on all assets of H&H, subject only to the prior lien of the
Wachovia Facilities.  The Term B facility contains  affirmative,  negative,  and financial covenants (including minimum EBITDA, maximum leverage and fixed charge coverage,  restrictions  on  cash  distributions  that  can be  made  to WHX and cross-default provisions with the Wachovia Facilities). At December 31, 2005 the net liabilities of H&H amounted to $33.5 million, all of which was restricted as to the  payment  of  dividends  to WHX.  In the  second  quarter  of  2005,  H&H determined that it would not have

been compliant with certain financial  covenants at June 30, 2005.  Accordingly, on May 20,  2005,  H&H  entered  into an  amendment  to the  Loan  and  Security
Agreement with Canpartners ("Canpartners Amendment").  The Canpartners Amendment
provided for amendments to certain financial  covenants as well as certain other terms and conditions.  On September 8, 2005, H&H completed the assignment of its
Term B Loan from Canpartners,  to Steel, as agent and lender.  Substantially all of the terms and conditions of the Term B Loan continue without amendment. Steel is the beneficial holder of 5,029,793 shares of WHX's common stock, representing approximately  50% of the  outstanding  shares.  Warren  Lichtenstein,  the sole executive  officer and managing  member of Steel Partners,  L.L.C.,  the general partner of Steel Partners II, L.P., is the Chairman of the Board of WHX.

      On December  29,  2005,  H&H entered  into an amendment to its Term B Loan with Steel. This amendment provides for, among other things, (i) the increase of the Term B Loan by $10  million,  to $81  million,  (ii) the  waiver of  certain defaults and (iii) certain related  amendments to the covenants.  On January 24,
2006, H&H entered into a consent and amendment to its Term B Loan.  This consent and  amendment  was  made in  connection  with a  five-year  loan  and  security agreement entered by H&H's  wholly-owned  subsidiary,  OMG, Inc., with Sovereign
Bank dated as of January 24, 2006  collateralized  by a mortgage on OMG,  Inc.'s real property  pursuant to which an $8.0 million term loan was made available to
OMG, Inc. This consent and amendment  provides for, among other things,  (i) the amendment of certain  definitions to reflect the loan agreement  entered into by
OMG, Inc. and (ii) the increase of the  indebtedness  covenant,  each to reflect the loan agreement entered into by OMG, Inc.

      On March 31, 2006, H&H entered into an amendment to the Term B Loan.  This amendment  provided for, among other things,  an additional loan of $9.0 million to H&H and its  subsidiaries  to be used to make a prepayment on the WHX Note of up to such amount, which prepayments and additional loans were made at March 31,
2006.

      In March 2004,  H&H's  wholly  owned  Danish  subsidiary  entered into new financing  agreements  to replace and repay  existing  debt that had been issued under a  multi-currency  facility  within the then  existing H&H Senior  Secured
Credit Facilities.  The new Danish facilities are with a Danish bank and include a  revolving  credit  facility  and term loans.  At December  31, 2005 there was approximately $5.4 million outstanding under the term loans.

      On October 26, 2005, WHX CS Corp.  ("CS"),  a  wholly-owned  subsidiary of
WHX, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") by
and between CS and Steel.  Pursuant to the  Agreement,  CS sold 1,000  shares of
Series A Preferred  Stock,  par value $0.01 per share (the "Steel  Shares"),  to
Steel.  Steel paid a purchase price of $5,100 per share or an aggregate purchase price of $5.1 million.  The Steel Shares accrue dividends at 6.0% per annum. The
Steel  Shares  were  required to be  redeemed  by CS for $5.1  million  plus all accrued and unpaid  dividends  on October 26, 2006 or, at the sole option of the
Board of  Directors  of CS,  on any  earlier  date.  However,  there was no such redemption  on that date.  The  proceeds of the sale were used by CS to purchase
1,898,337 shares of Cosine Communications, Inc.

      In the Fourth Quarter of 2004 H&H acquired  Protechno s.a., a manufacturer of brazing alloys and fluxes, located in Riberac, France, for $2.4 million. This operating entity is included in the Precious Metals segment.

      In 2005, 2004, and 2003, $20.4, $9.4 and $9.8 million, respectively,  were spent on capital  improvements in H&H.  Approximately  $10.0 million of the 2005 expenditures relate to a plant expansion at our fastener facility in Agawam, MA.

      In 2003 WHX purchased an aircraft for $19.3 million,  which it sold in the first  quarter of 2004 for $19.3  million.  The  aircraft  was included in other current  assets  on WHX's  consolidated  balance  sheet at  December  31,  2003.
Additionally,  WHX sold another aircraft in the second quarter of 2004. The sale of this aircraft provided $7.0 million in cash and resulted in a pre-tax gain of
$1.7 million.

      WHX  had  received  a $10.0  million  subordinated  note  from  WPSC  upon consummation  of the WHX POR, which had been fully  reserved.  In July 2004, WHX realized  $5.6  million  upon  the  sale  of the  note  to a  third  party  and, accordingly,  the reserve was  reversed  and $5.6  million was recorded in other income in the second quarter of 2004.

      The estimated  minimum  funding  requirements  for the WHX Pension Plan in
2006,  2007,  2008,  and through  2011 are $20.6  million,  $2.7  million,  $0.0 million,  and $16.7 million  (which  amounts  reflect the recent  passage of the
Pension  Protection Act of 2006 by Congress which had the effect of changing the minimum funding requirements),  respectively. At the present time we do not have funds available to make the 2006 minimum funding  requirements.  We have applied to the IRS for a funding  waiver for the 2005 and 2006 plan  years,  but the IRS has since  limited this request to the 2005 plan year.  If granted,  this waiver would change our minimum funding  requirements  to $9.9 million,  $10.0 million,
$7.9 million and $18.3 million (which amounts  reflect the recent passage of the
Pension  Protection  Act of 2006 by  Congress) in 2006,  2007,  2008 and through
2011, respectively.  WHX is required to make quarterly funding payments for each plan year. In addition,  the remaining  minimum  required  contribution for such earlier year is required to be made by September 15 of the  following  year.  On
September 15, 2006, WHX was required to make a minimum contribution for the 2005 plan  year in the  amount  of $15.5  million.  However,  WHX did not  make  that contribution due to liquidity  issues.  If the funding waiver described above is granted, such payment would no longer be due. WHX has made contributions in 2006 in the aggregate amount of $9.9 million  (including a payment of $5.0 million on or about October 30, 2006). The penalties for

failure to make timely  payment of the 2005 minimum  funding  requirement  could result in penalties of 10% of such deficiency,  as well as an additional penalty of 100% of such amount under certain circumstances.  In addition, the failure to make  timely  quarterly  funding  payments  could  result in the  assessment  of interest. The PBGC filed a lien against the assets of H&H to secure, among other things,  the funding  deficiency,  and on October 20, 2006  entered  into a Lien
Subordination  Agreement with Wachovia.  On October 26, 2006, WHX entered into a non-binding letter of intent with the PBGC, which provides,  among other things, for the  PBGC  to  recommend  to the IRS  that it  approve  the  funding  waiver application for the WHX Pension Plan for the 2005 plan year,  which amount would be amortized over five years,  and for the PBGC to receive  certain  subordinate liens on the  assets of H&H and the  Company  to secure  the  waiver  amount and certain  other agreed  obligations.  WHX and the PBGC are  presently  working to prepare definitive documentation relating to the PBGC LOI. If the funding waiver is not granted, or definitive documentation is not finalized and executed, there is no  assurance  we will be able to  obtain  the  funds  required  to make  the payments.

      As of  December  31,  2005,  the  Company  had  consolidated  cash of $4.1 million, as compared to $20.8 million of consolidated cash at December 31, 2004.

      As a  result  of  the  termination  of a tax  sharing  agreement  and  the settlement of certain  inter-company  claims between WHX and the WPC Group,  WHX was able to utilize  significant  income tax loss carry forwards to minimize its actual income tax payments, so long as the WPC Group remained as a member of the
WHX  consolidated  tax  return.  The WPC group  ceased to be a member of the WHX consolidated  tax return effective August 1, 2003. In fiscal years 2004 and 2003 the Company  recorded a valuation  allowance  related to the Federal tax benefit associated  with the net deferred tax asset due to the  uncertainty of realizing these benefits in the future.

      As of December 31, 2005,  the total of the  Company's  future  contractual commitments,  including  the  repayment of debt  obligations  is  summarized  as follows (in thousands):

                                                                                   Payments Due by Period
                                                           -----------------------------------------------------------------------
                       Contractual                                                                                       2011 and
                       Obligations                            Total           2006       2007 - 2008    2009 - 2010     thereafter
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt (1),(2)                                     $    98,643    $    93,754    $       935    $       927    $     3,027
Short-term debt (1)                                             45,980         45,980             --             --             --
Mandatory redeemable preferred stock                             5,100          5,100             --             --             --
Expected interest payments                                      17,524         11,395          3,980            475          1,674
Operating leases                                                 6,653          2,361          2,786          1,506             --
Pension and other retirement benefits contributions (3)         46,378         21,650          4,635         16,351          3,742

      (1)   Interest  on  variable-rate  debt is  based  on  current  prevailing interest rates.

      (2)   See Note 12 to the  Consolidated  Financial  Statements  included in this Form 10-K.  With the exception of Other H&H debt,  all debt has been  classified as current due to  noncompliance  with certain debt covenants.  Should the debt holders choose not to demand payments as a result of  noncompliance  with certain  covenants,  long term debt maturing in each of the next five years is as follows:  2006 $4,458;
            2007 and 2008 $90,231; 2009 and 2010 $927; and thereafter $3,027.

      (3)   Pension  contributions  include all plans as  discussed in Note 6 of the Consolidated Financial Statements. The required contributions to
            the  WHX   pension   plan  does  not  reflect  any  changes  in  the
            contribution  levels which are subject to receipt of the IRS funding waiver.

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

      At December 31, 2004 there were 2.6 million shares of Series A Convertible
Preferred  Stock and 2.9 million shares of Series B Convertible  Preferred Stock outstanding.  Dividends  on  these  shares  were  cumulative  and  were  payable quarterly in arrears,  in an amount equal to $3.25 per annum per share of Series
A and $3.75 per  annum  per  share of  Series  B.  Pursuant  to the terms of the
Supplemental  Indenture  to the Senior  Notes,  WHX was  restricted  from paying dividends on this  Preferred  Stock.  Dividends on the Preferred  Stock have not been paid since the dividend  payment of October 31, 2000. At December 31, 2004, preferred dividends in arrears totaled $82.6 million.  As previously  described, pursuant to the Plan all shares of preferred  stock and accrued  dividends  were deemed cancelled and annulled on the Effective Date.

      In addition to the above  obligations,  certain customers and suppliers of the  Precious  Metal  Segment  choose to do  business  on a "pool"  basis.  Such customers or suppliers  furnish  precious  metal to H&H for return in fabricated form (customer  metal) or for

purchase from or return to the supplier.  When the customer's  precious metal is returned in fabricated form, the customer is charged a fabrication  charge.  The value of  consigned  precious  metal is not  included in the  Company's  balance sheet. To the extent that the quantity of customer and supplier  precious metal, as well as precious metal owned by H&H, does not meet operating  needs,  H&H can purchase or lease  precious  metal.  At December 31, 2003,  1,605,000  ounces of silver  and  14,617  ounces  of gold  were  leased  to H&H  under a  consignment facility.  This  consignment  facility was  terminated on March 30, 2004 and H&H purchased $15.0 million of precious metal at that point in time.

POST-EMERGENCE LIQUIDITY

      In March 2005, WHX filed for bankruptcy protection under Chapter 11 of the
United States Bankruptcy Code. Following WHX's emergence from bankruptcy in July
2005, the Company  continued to experience  liquidity  issues.  WHX is a holding company,  which  has as its sole  source  of cash  flow  distributions  from its operating  subsidiary,  H&H ("H&H") or other discrete  transactions.  H&H's bank credit  facilities  and term loan  effectively  do not permit it to transfer any cash or other assets to WHX and are collateralized by substantially all of H&H's assets. WHX has no bank credit facility of its own. The Company's operating cash flow requirements  consist of funding the supplemental  retirement plan, certain employee-related and administrative costs and the  bankruptcy-related  expenses, all of which were paid by March 31, 2006.  On an ongoing  basis,  the Company is required to meet the funding requirements for the WHX Pension Plan and pay other administrative costs.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there  have  been  no  dividends  from  H&H to WHX  and the
Company's sources of cash flow have consisted of:

      o     The issuance of $5.1 million in preferred  stock by a newly  created subsidiary,  which was  invested  in the  equity  of a small  public company; and

      o     Partial payment of the H&H subordinated debt to WHX of $9.0 million, which required the approval of the banks  participating  in the bank facility.  Subsequent  to this  transaction,  in 2006 the  remaining intercompany  loan balance of the subordinated debt of $44.2 million was converted to equity.

      As of September 30, 2006, WHX had cash of  approximately  $1.6 million and current  liabilities of  approximately  $6.9 million,  including $5.1 million of mandatorily  redeemable preferred shares issued by a wholly-owned  subsidiary of
WHX and  payable to a related  party.  WHX also has  significant  2006 cash flow obligations,  including without  limitation the minimum funding  requirement for the WHX Pension  Plan,  which is estimated to be $20.6 million ($4.9 million was paid as of July 14, 2006 and $5.0  million was paid by H&H in October  2006) and estimated other administrative costs for 2006 of approximately $3.8 million. The
PBGC filed a lien against the assets of H&H to secure,  among other things,  the funding  deficiency  existing  as a result  of WHX's  failure  to make  required contributions  to the WHX Pension Plan, and on October 20, 2006 the PBGC entered into a lien subordination agreement with H&H's revolving credit facility lender.
This subordination  agreement  provides that the subordination  provisions shall not apply to any debt incurred after December 31, 2006. As previously indicated, there  are no  current  sources  of  cash  available  to WHX  to  satisfy  these
obligations,   other  than  the  sale  of  its  subsidiary's  equity  investment
(estimated  market  value  at  September  30,  2006 of $5.0  million),  possible insurance  proceeds  from current  litigation,  or the sale of H&H (which is not currently  contemplated).  If WHX does not obtain  additional  liquidity,  it is likely that WHX will not have sufficient cash to continue to operate through the end of 2007.

      In 2006 WHX applied to the Internal  Revenue Service ("IRS") for a funding waiver for the WHX  Pension  Plan  contributions  for the 2005 and the 2006 plan years,  but the IRS has since  limited  this  request to the 2005 plan year.  If granted,  this waiver  would  change the minimum  funding  requirements  to $9.9 million,  $10.0 million,  $7.9 million and $18.3 million (which amounts  reflect the recent  passage of the Pension  Protection Act of 2006 by Congress which had the effect of changing the minimum funding requirements) in 2006, 2007, 2008 and through 2011 respectively,  from $20.6 million,  $2.7 million, $0.0 million, and
$16.7  million  (which  amounts  reflect  the  recent  passage  of  the  Pension
Protection  Act of 2006 by  Congress) in such years  without the waiver.  WHX is required to make quarterly funding payments for each plan year. In addition, the remaining minimum required  contribution for such earlier year is required to be made by September 15 of the  following  year.  On  September  15, 2006,  WHX was required to make a minimum  contribution for the 2005 plan year in the amount of
$15.5 million.  However, WHX did not make that contribution due to its liquidity issues. If the funding waiver described above is granted,  such payment would no longer be due. WHX has made  contributions  in 2006 in the  aggregate  amount of
$9.9 million (including a payment of $5.0 million on or about October 30, 2006).
The  penalties  for failure to make timely  payment of the 2005 minimum  funding requirement  could result in penalties of 10% of such deficiency,  as well as an additional  penalty  of 100% of such  amount  under  certain  circumstances.  In addition,  the failure to make timely quarterly funding payments could result in the assessment of interest.  The Pension Benefit Guaranty  Corporation  ("PBGC")
filed a lien  against  the  assets of H&H to secure,  among  other  things,  the funding  deficiency,  and on October 20, 2006 entered into a Lien  Subordination
Agreement with Wachovia  Bank,  National  Association,  in its capacity as agent
("Wachovia").  On October 26,  2006,  WHX entered into a  non-binding  letter of intent with the PBGC ("PBGC LOI"),  which provides,  among other things, for the
PBGC to recommend to the IRS that it approve the funding waiver  application for the WHX Pension  Plan for the 2005 plan year,  which  amount  would be amortized over five years,  and for the PBGC to receive certain  subordinate  liens on the assets of H&H and the  Company  to secure the waiver  amount and  certain  other agreed obligations. WHX and the PBGC are presently working to prepare definitive documentation relating to the letter of

intent  with the PBGC.  If the  funding  waiver is not  granted,  or  definitive documentation is not finalized and executed, there is no assurance that WHX will be able to obtain the funds  required to make the  payments.  H&H is jointly and severally liable for the funding of the WHX Pension Plan.

      WHX is  attempting  to  refinance  the H&H bank credit  facilities  and to restructure  the  Term  B  Loan,  which  is  held  by a  related  party,  and is contemplating  other longer term financing options. As part of such refinancing, it  is  possible  that  additional  liquidity  may  be  provided  and  that  the restriction on  distributions  from H&H to WHX may be modified.  There can be no assurance that any refinancing will be completed in a timely manner,  if at all.
If WHX cannot obtain  additional debt or equity  financing,  or liquidity upon a refinancing  of the H&H bank credit  facilities,  there can be no assurance that
WHX will have sufficient funds to continue to operate.

      As of September 30, 2006,  H&H's  availability  under its revolving credit
facility  was  $11.7  million;   however,  based  on  the  Company's  forecasted
borrowings,  these  available  funds may not be  sufficient to fund debt service costs,  working  capital  demands  (especially in light of recent high commodity prices,  primarily silver and gold), and environmental  remediation  costs. From
January 1, 2006  through  September  30,  2006,  H&H spent  approximately  $12.2 million for the remediation of environmental  conditions at the site of a former manufacturing  facility  which it had  previously  sold.  H&H  expects  to spend
approximately   an  additional  $8.8  million  through  2007  to  complete  this remediation.  In  addition,  H&H may owe the buyer of the  property a penalty of approximately  $3.8 million,  based on an estimated  completion date in February
2007,  which will increase if the  remediation is not completed by this date. An arbitration  award,  which was  upheld by a court and is  currently  on  appeal, concluded  that  H&H will be  obligated  to pay this  penalty.  However,  H&H is awaiting a judicial  decision  as to the  enforceability  of this  penalty.  The amount of availability  provided by H&H's revolving credit facility limits H&H's borrowing  ability and is anticipated to continue to limit H&H's liquidity until it can refinance this facility..  Additionally,  this credit  facility  contains various financial covenants,  including minimum EBITDA, as defined, fixed charge coverage  ratio and  limitations  on  capital  expenditures.  The  Company is in violation of certain of these  covenants.  The facility  also  includes  certain financial  reporting  requirements,  which the  Company has been unable to meet.
Historically, H&H has been able to obtain amendments to financial covenants when future  results  were not expected to comply with these  covenants.  H&H has not obtained an amendment  for these  covenant  violations,  and as a result,  is in default of the  facility.  Accordingly,  the  Company  has  classified  all debt subject to these covenants as current liabilities in these financial statements.
H&H and its bank group have  amended  its  facility  as of October  30,  2006 to provide,  among other  things,  an  additional  $7.0  million term loan upon the filing of its 2005 Annual Report on Form 10-K,  and an immediate $3.0 million of borrowing  availability  under its revolving  credit  facility.  H&H's revolving credit facility  matures on March 31, 2007.  There can be no assurance that this amendment  will  provide H&H with the  liquidity  it  requires,  that current or future  covenant  violations  will be waived by the banks,  or that  replacement financing will be obtained upon commercially reasonable terms, if at all.

      The above  conditions  raise  substantial  doubt  about  WHX's  ability to continue  as going  concern.  These  financial  statements  do not  include  any adjustments  to reflect the possible  future effects on the  recoverability  and classification  of assets or amounts and  classification of liabilities that may result from the outcome of this uncertainty.

CRITICAL ACCOUNTING ESTIMATES

      The  Company's  discussion  and analysis of its  financial  condition  and results of  operations  are based upon its  consolidated  financial  statements, which have been  prepared in accordance  with  accounting  principles  generally accepted  in the  United  States  of  America.  Preparation  of these  financial statements  requires the Company to make estimates and judgments that affect the reported  amounts of assets,  liabilities,  revenues and  expenses,  and related disclosure of  contingent  assets and  liabilities.  On an on-going  basis,  the
Company  evaluates  its  estimates,   including  those  related  to  bad  debts,
inventories,  longed lived assets, intangibles, income taxes, pensions and other post-retirement benefits, and contingencies and litigation.  Estimates are based on historical  experience,  future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the  basis  for  making  judgments  about the  carrying  values  of  assets  and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      Financial  Reporting  Release No. 60 requires  all  companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the consolidated financial statements,  included elsewhere in this Form 10-K,  includes a summary of the  significant  accounting policies  and  methods  used  in  the  preparation  of the  Company's  financial statements.  The  following  is a  brief  discussion  of  the  more  significant accounting policies and methods used by the Company.

INVENTORIES

      H&H  holds   precious   metal   positions   that  are  subject  to  market
fluctuations.  The precious metal  inventory is included in inventory  using the last-in,  first-out (LIFO) method of inventory valuation,  which is equal to the lower  of cost or  market.  The  derivative  financial  instruments  related  to precious  metals are marked to market through  current period  earnings as other income or expense and precious metal  inventory is recorded at LIFO cost subject to lower of cost or market with any adjustments  recorded  through cost of goods sold. For precious metals inventories,  no segregation among raw materials, work in process and finished goods is practicable.

      Non-precious   metal   inventories   are  stated  at  the  lower  of  cost
(principally average cost) or market.  Non-precious metal inventory is evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and is adjusted  accordingly.  If actual market conditions are less favorable than those projected by H&H, write-downs may be required.

DERIVATIVES

      H&H  holds   precious   metal   positions   that  are  subject  to  market
fluctuations.  The  Company  maintains  policies  consistent  with  economically hedging its precious metals  inventory  against price  fluctuations.  Future and forward  contracts to sell or buy precious  metal are the  derivatives  used for this objective.  The derivative  financial  contracts related to precious metals are marked to market on the balance sheet,  and  accordingly,  both realized and unrealized  gains and losses on these  derivatives are recorded  through current period  earnings  as  other  income  (loss).  The  estimated  fair  value of the derivatives is included in other current assets or other current liabilities.

      As of December  31, 2005 and 2004 the  Company  had  contracted  for $17.1 million and $14.1,  respectively  of forward  contracts with a AA- rated counter party, and the future  contracts are exchange traded  contracts  through a third party  broker.  Accordingly,  the Company has  determined  that there is minimal credit risk of default.  The Company  estimates the fair value of its derivative contracts  through  use of  market  quotes  or  broker  valuations  when  market information is not available.

GOODWILL, OTHER INTANGIBLES AND LONG-LIVED ASSETS

      The  Company  adopted  the  provisions  of SFAS 142  "Goodwill  and  Other
Intangible  Assets",  effective January 1, 2002. SFAS 142 requires that goodwill and intangible  assets with indefinite lives no longer be amortized,  but rather be tested at least  annually for  impairment.  Intangible  assets with  definite lives continue to be amortized over their estimated  lives, and are reviewed for impairment in accordance  with SFAS No. 144,  "Accounting  for the Impairment or
Disposal of Long-Lived Assets."

      The values  assigned  to  long-lived  assets such as  property,  plant and equipment,  and goodwill are reviewed as appropriate.  The Company estimates the depreciable lives of property,  plant and equipment,  and reviews for impairment if events,  or changes  in  circumstances,  indicate  that the  Company  may not recover the carrying amount of an asset.

      As of December 31, 2005 there was $49.4  million of goodwill  remaining on the balance sheet. The evaluation of the  recoverability of goodwill is based on a  comparison  of the  respective  reporting  units' fair value to its  carrying value,  including allocated goodwill.  Fair values are determined by discounting estimated  future  cash  flows and market  comparables.  The  recoverability  of goodwill  will be  impacted if  estimated  future  operating  cash flows are not achieved.

PENSION AND POSTRETIREMENT BENEFIT COSTS

      The  Company   and   subsidiaries   maintain  a   qualified   and  several
non-qualified  pension plans and other  postretirement  benefit  plans  covering substantially  all of its  employees.  Pension  benefits  for  the  WHX  and H&H participants  included in the WHX Pension Plan are based on years of service and the amount of  compensation  at the time of retirement.  However,  the qualified pension  benefits were frozen for most  participants as of December 31, 2005 and
April  30,   2006  for  hourly   and   salaried   non-bargaining   participants,
respectively, with the exception of a single subsidiary.

      On March 4, 2005 WHX adopted the WHX  Corporation  Supplemental  Executive
Retirement Plan,  effective as of February 1, 2004, which provides for specified benefits to be paid to certain of its employees.  All WHX Supplemental Executive
Retirement  Plan benefits were settled as of August 5, 2005, in accordance  with
FAS 88 and this plan was terminated on December 29, 2005.

      Certain current and retired employees of H&H are covered by postretirement medical benefit plans.  The benefits  provided are for medical and  prescription drugs.  Contributions  from a majority of the  participants are required and for those retirees and spouses, the Company's payments are capped.

      The Company's pension and postretirement  benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected  long-term rates of return on plan assets.  Material changes in the Company's pension and  postretirement  benefit costs may occur in the future due to  changes in these  assumptions,  changes in the number of plan participants, changes in the level of benefits provided, changes to the level of contributions to these plans and other factors.

      The Company determines its actuarial  assumptions for its pension and post retirement plans, after consultation with its actuaries,  on December 31 of each year  to  calculate  liability  information  as of that  date  and  pension  and postretirement  expense for the following  year. The discount rate assumption is derived from the rate of return on high quality  bonds as of December 31 of each year.

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

      Management  with  the  advice  of its  actuaries  uses  judgment  to  make assumptions on which our employee  benefit  liabilities  and expenses are based.
The  effect of a 1% change  in two key  assumptions  is  summarized  as  follows
(dollars in millions):

      Assumptions             Statement of     Balance Sheet
                             Operations (1)      Impact (2)
============================================================
                                      (in millions)
Discount rate
             +1% increase    $          --     $       (36.2)
             -1% decrease              2.0              39.7

Expected return on assets
             +1% increase             (3.2)
             -1% decrease              3.2

(1)   Estimated impact on 2005 net periodic benefit costs.
(2)   Estimated impact on 2005 additional minimum liability.

ENVIRONMENTAL REMEDIATION

      The  Company  provides  for  remediation  costs  and  penalties  when  the responsibility  to remediate is probable and the amount of  associated  costs is reasonably determinable.  Remediation liabilities are accrued based on estimates of known environmental exposures. The Company regularly monitors the progress of environmental remediation.  Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such  determination  was made.  As of December  31, 2005, total accruals for environmental remediation were $27.5 million.

NEW ACCOUNTING STANDARDS

      On September 29, 2006 , the FASB issued Statement of Financial  Accounting
Standards No. 158, "Employers'  Accounting for Defined Benefit Pension and Other
Postretirement  Plans"  (SFAS 158) which  amends SFAS 87 and SFAS 106 to require recognition  of the  overfunded  or  underfunded  status  of  pension  and other postretirement  benefit plans on the balance  sheet.  Under SFAS 158,  gains and losses,  prior service costs and credits,  and any remaining  transition amounts under  SFAS 87 and SFAS  106 that  have  not yet  been  recognized  through  net periodic  benefit cost will be recognized  in  accumulated  other  comprehensive income,  net of tax  effects,  until they are  amortized  as a component  of net periodic  cost.  SFAS 158 is effective  for  publicly-held  companies for fiscal years ending after  December 15, 2006.  WHX  Corporation  will adopt the balance sheet recognition  provisions of SFAS 158 at December 31, 2006. For illustrative purposes,  we have  considered  the impact of these  provisions  at December 31,
2005,  our most  recent  measurement  date.  At that  time,  our  balance  sheet reflected a reduction in shareholder  equity of approximately $65 million due to our defined  benefit  pension and other  postretirement  benefit plans.  The new provisions of SFAS 158 would have resulted in an additional $1 million reduction to WHX  Corporation's  shareholders'  equity at December 31, 2005. The Statement does not affect the results of operations.

      In September  2006, the FASB issued  Statement of Financial  Standards No.
157,  "Fair  Value  Measurements"  (SFAS  157).  SFAS 157  defines  fair  value, establishes a framework for measuring fair value in accordance  with  accounting principles  generally  accepted in the United  States,  and expands  disclosures about fair value  measurements.  This  statement  does not  require any new fair value  measurements;  rather,  it applies under other accounting  pronouncements that require or permit fair value measurements. The

provisions of SFAS 157 are effective for fiscal years  beginning  after November
15,  2007.  The  Company  does not  expect  the  adoption  of SFAS 157 to have a material impact on the Company's  consolidated  financial position or results of operations.

      In June  2006,  the  FASB  issued  Financial  Accounting  Standards  Board
Interpretation   No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes,  an
Interpretation  of SFAS Statement 109" (FIN 48), which  clarifies the accounting for  uncertainty in tax  positions.  This  Interpretation  provides that the tax effects  from an  uncertain  tax position  can be  recognized  in our  financial statements,  only if the position is more likely than not of being  sustained on audit,  based on the technical merits of the position.  The provisions of FIN 48 are effective as of the beginning of fiscal 2007, with the cumulative  effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We are  currently  evaluating  the impact of  adopting  FIN 48 on our financial statements.

      In May 2005, the FASB issued Statement of Financial  Accounting  Standards
No. 154,  "Accounting Changes and Error Corrections," (SFAS 154), which replaces
APB Opinion No. 20,  "Accounting  Changes" and FASB Statement No. 3,  "Reporting
Accounting  Changes  in Interim  Financial  Statements."  SFAS No. 154  requires retrospective  application to prior periods' financial  statements for voluntary changes in  accounting  principle  unless it is  impracticable.  SFAS No. 154 is effective for accounting  changes and corrections of errors made in fiscal years beginning after June 1, 2005.

      In  December  2004,  the FASB  issued a  revised  Statement  of  Financial
Accounting  Standards No. 123,  "Share-Based  Payment"  ("SFAS No. 123R").  This
statement eliminates the intrinsic value method as an allowed method for valuing
stock  options   granted  to  employees.   Under  the  intrinsic  value  method,
compensation  expense was  generally  not  recognized  for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange  for the  services  received  based  on the fair  value  of the  equity instruments on the grant-date.  This statement becomes effective for the Company as of January 1, 2006.  The  adoption of SFAS No. 123R is not expected to have a significant impact on the Company's  financial  position,  results of operations and cash flows.

      In  December  2004,  the FASB issued  Statement  of  Financial  Accounting
Standards  No. 151,  "Inventory  Costs - an amendment of ARB No. 43,  Chapter 4"
("SFAS No.  151").  SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting  for abnormal  amounts of idle facility  expense,  freight,  handling costs, and wasted material (spoilage). The statement requires that certain items that may have  previously  been  included in inventory  costs be  recognized  as current-period  charges  regardless  of whether  they meet the  criterion of "so abnormal".  SFAS  No.  151  also  requires  allocation  of  fixed  manufacturing overheads  to the  costs of  conversion  based  on the  normal  capacity  of the manufacturing facilities. This statement becomes effective for the Company as of
January 1, 2006.  The  Company  will adopt SFAS No. 151 on January 1, 2006,  and does not expect such adoption to have a significant  impact on its  consolidated financial statements.

      In  January  2004,  the FASB  issued  FASB Staff  Position  No. FAS 106-1,
"Accounting  and Disclosure  Requirements  Related to the Medicare  Prescription
Drug,  Improvement and Modernization  Act of 2003" (FSP 106-1).  The FSP permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription  drug  benefits to  retirees  to make a one-time  election to defer accounting for any effects of the Medicare Prescription Drug,  Improvement,  and
Modernization  Act of 2003 (the "Act").  Without the FSP, plan sponsors would be required under Statement of Financial  Accounting Standards No. 106, "Employers'
Accounting for Postretirement  Benefits Other Than Pensions", to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. FASB Staff Position No. 106-2 (FSP 106-2)
includes  guidance  on  recognizing  the  effects of the new  legislation  under various  conditions  surrounding  the assessment of "actuarial  equivalence"  of subsidies  under the Act. FSP 106-2 is effective for the first interim or annual period  beginning after June 15, 2004 with earlier  application  permitted.  The adoption of FSP 106-1 and 106-2 did not have a material  impact on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

COMMODITY PRICE RISK AND RELATED RISKS

      In the normal  course of business,  H&H is exposed to market risk or price fluctuation  related to the  purchase  of  natural  gas,  electricity,  precious metals, steel products and certain non-ferrous metals used as raw material.  H&H is also  exposed  to the  effects  of  price  fluctuations  on the  value of its commodity inventories, specifically, H&H's precious metals inventories.

      H&H's market risk strategy has generally been to obtain competitive prices for its  products and services  and allow  operating  results to reflect  market price movements dictated by supply and demand.

      H&H enters into  commodity  futures  and  forwards  contracts  on precious metals that are subject to market  fluctuations in order to  economically  hedge its precious metals  inventory  against price  fluctuations.  Future and forward contracts  to sell or buy  precious  metal  are the  derivatives  used  for this objective.  As these  derivatives are not designated as accounting  hedges under
SFAS 133, they are accounted for as derivatives with no hedge designation. These derivatives  are marked to market and both  realized  and  unrealized  gains and losses on these  derivatives  are recorded in current  period  earnings as other income  (loss).  The  unrealized  gain  or  loss  (open  trade  equity)  on  the derivatives is included in other current assets or other current liabilities.

FOREIGN CURRENCY EXCHANGE RATE RISK

      H&H is subject to the risk of price  fluctuations  related to  anticipated revenues and operating  costs,  firm  commitments for capital  expenditures  and existing  assets  or  liabilities  denominated  in  currencies  other  than U.S.
dollars. H&H has not generally used derivative instruments to manage this risk.

INTEREST RATE RISK

      Fair  value  of  cash  and  cash  equivalents,   receivables,   short-term
borrowings,  accounts payable, accrued interest and variable-rate long-term debt approximate  their carrying values and are relatively  insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates.

      At December 31, 2005,  the  Company's  portfolio of debt was  comprised of primarily  variable  rate  instruments.  Accordingly,  the  fair  value  of such
instruments   may  be   relatively   sensitive  to  effects  of  interest   rate
fluctuations.  In addition,  the fair value of such instruments is also affected by investors'  assessments of the risks  associated with industries in which the
Company operates as well as the Company's overall  creditworthiness  and ability to satisfy such obligations upon their maturity.

      A reduction  in long-term  interest  rates could  materially  increase the
Company's cash funding obligations to the WHX Pension Plan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of WHX Corporation:

      In our  opinion,  the  accompanying  consolidated  balance  sheets and the related  consolidated  statements  of  operations,  cash  flows and  changes  in stockholders'  (deficit) equity and comprehensive  income (loss) present fairly, in all material  respects,  the financial  position of WHX  Corporation  and its subsidiaries  (the  "Company") at December 31, 2005 and 2004, and the results of their  operations and their cash flows for each of the three years in the period ended  December 31, 2005, in conformity  with  accounting  principles  generally accepted in the United States of America.  These  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these  financial  statements  based on our audits.  We conducted  our audits of these  statements  in  accordance  with the  standards  of the  Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the financial  statements,  assessing  the  accounting  principles  used and the significant  estimates made by management,  and evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable  basis for our opinion.

      As discussed in Note 1b to the  consolidated  financials  statements,  the
2003 consolidated financial statements have been restated.

      The accompanying financial statements have been prepared assuming that the
Company will continue as a going  concern.  As more fully  described in Notes 1a and 2 to the  consolidated  financial  statements,  WHX Corporation  ("WHX") had their plan of  reorganization  (the "Plan") approved by the bankruptcy court and emerged  from  bankruptcy  effective  July 29,  2005.  The Plan  resulted in the discharge of all pre-bankruptcy  claims against WHX, except for its liability to its pension plan, and  substantially  altered the rights and interests of equity security holders.  WHX is a holding company with no bank facility of its own and since  emerging from  bankruptcy  has not had access to dividends  from its only operating  subsidiary,  Handy &  Harman  ("H&H").  Additionally,  H&H  has  also experienced  certain  liquidity  issues, as more fully described in Note 1a, and its credit facility  matures on March 31, 2007. WHX has as its principal  source of  cash  limited  discrete  transactions  as  described  in  Note  1a  and  has significant cash requirements  including the funding of the WHX Pension Plan and certain other administrative costs. If WHX does not obtain additional liquidity, it is likely  that WHX will not have  sufficient  cash to  continue  to  operate through 2007 and pay its  liabilities as they become due in the normal course of business.  These conditions raise  substantial doubt about the Company's ability to continue as a going  concern.  Management's  plans in regard to these matters are also  described  in Note 1a. The  financial  statements  do not  include any adjustments  to reflect the possible  future effects on the  recoverability  and classification  of assets or the amounts and  classification of liabilities that may result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
New York, New York
December 14, 2006

WHX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year ended December 31,
                                                               ----------------------------------------------
                                                                   2005             2004             2003
                                                               ------------     ------------     ------------
                                                                                                 (AS RESTATED)
                                                                      (IN THOUSANDS EXCEPT PER SHARE)

Net sales                                                      $    403,815     $    371,961     $    289,890
Cost of goods sold                                                  331,193          299,049          230,149
                                                               ------------     ------------     ------------
Gross profit                                                         72,622           72,912           59,741
Selling, general and administrative expenses                         69,825           64,437           63,315
Pension - curtailment and special termination benefits                   --               --           48,102
Goodwill impairment charge                                               --           79,788           67,343
Environmental remediation expense                                        --           28,971              502
Loss (gain) on disposal of assets                                       103             (592)           4,803
                                                               ------------     ------------     ------------
Income (loss) from operations                                         2,694          (99,692)        (124,324)
                                                               ------------     ------------     ------------
Other:
      Interest expense                                               17,236           25,486           19,005
      Chapter 11 and related reorganization expenses                  9,454               --               --
      Gain on disposition of WPC                                         --               --              534
      Gain (loss) on early retirement of debt                            --           (1,161)           2,999
      Other income (loss)                                            (4,112)           6,565            1,755
                                                               ------------     ------------     ------------
Loss from continuing operations before taxes                        (28,108)        (119,774)        (138,041)
Tax provision                                                         2,342            2,172           13,208
                                                               ------------     ------------     ------------
Loss from continuing operations, net                                (30,450)        (121,946)        (151,249)
                                                               ------------     ------------     ------------
Discontinued operations:
      Loss from discontinued operations                              (4,207)         (18,498)          (8,675)
                                                               ------------     ------------     ------------
Net loss                                                            (34,657)        (140,444)        (159,924)

Add: Extinguishment of preferred stock                              257,782               --               --
Less: Dividend requirement for preferred stock                        3,561           19,424           19,424
                                                               ------------     ------------     ------------
Income (loss) applicable to common stock                       $    219,564     $   (159,868)    $   (179,348)
                                                               ============     ============     ============

BASIC AND DILUTED PER SHARE OF COMMON STOCK
Income (loss) from continuing operations
   net of preferred dividends                                  $      30.94     $     (25.98)    $     (31.74)
Discontinued operations                                               (0.58)           (3.40)           (1.61)
                                                               ------------     ------------     ------------

Net income (loss) per share applicable to common shares        $      30.36     $     (29.38)    $     (33.35)
                                                               ============     ============     ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                         ---------------------------------
                                                                              2005               2004
                                                                         --------------     --------------
                                                                                  (IN THOUSANDS)
                                ASSETS

Current assets:
Cash and cash equivalents                                                $        4,076     $       20,826
Trade receivables, less allowance for doubtful accounts
   of $866 and $678                                                              57,243             48,004
Inventories                                                                      60,978             58,304
Current assets of discontinued operations                                           181             15,595
Insurance receivable                                                              2,000                 --
Deferred income taxes                                                               797                726
Other current assets                                                              6,641              9,130
                                                                         --------------     --------------
    Total current assets                                                        131,916            152,585

Property, plant and equipment, at cost less
   accumulated depreciation and amortization                                     91,150             84,465
Goodwill and other intangibles                                                   50,048             49,982
Intangible pension asset                                                            586              1,760
Long term assets of discontinued operations                                       2,794              3,589
Other non-current assets                                                         19,704             19,535
                                                                         --------------     --------------
                                                                         $      296,198     $      311,916
                                                                         ==============     ==============

            LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Trade payables                                                           $       49,274     $       33,499
Accrued environmental liability                                                  27,526             31,424
Accrued liabilities                                                              31,064             30,822
Current portion of long-term debt                                                23,127            183,629
Current portion of long-term debt - related party                                70,627                 --
Short-term debt                                                                  51,080             40,398
Deferred income taxes                                                               743                702
Current liabilities of discontinued operations                                      581              4,855
                                                                         --------------     --------------
    Total current liabilities                                                   254,022            325,329

Long-term debt                                                                    4,889              6,027
Accrued pension liability                                                        16,216             18,786
Other employee benefit liabilities                                                8,761              9,617
Deferred  income taxes                                                            2,413              2,084
Additional minimum pension liability                                             65,601             47,002
                                                                         --------------     --------------
                                                                                351,902            408,845
                                                                         --------------     --------------

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock - $.10 par value; authorized 5,000 and 10,000 shares;
  issued and outstanding  -0- shares and 5,223 shares, as of
  December 31, 2005 and 2004, respectively                                           --                552
Common stock -  $.01 par value; authorized 40,000 and 60,000 shares;
  issued and outstanding: 10,000 and 5,486 shares, as of
  December 31, 2005 and 2004, respectively                                          100                 55
Warrants                                                                          1,287                 --
Accumulated other comprehensive loss                                            (57,426)           (36,611)
Additional paid-in capital                                                      394,308            556,206
Unearned compensation - restricted stock awards                                      --                (33)
Accumulated deficit                                                            (393,973)          (617,098)
                                                                         --------------     --------------
                                                                                (55,704)           (96,929)
                                                                         --------------     --------------
                                                                         $      296,198     $      311,916
                                                                         ==============     ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31,
                                                                   ----------------------------------------------------
                                                                        2005               2004               2003
                                                                   --------------     --------------     --------------
                                                                                                          (AS RESTATED)
                                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $      (34,657)    $     (140,444)    $     (159,924)
Items not affecting cash from operating activities:
  Goodwill impairment charge                                                   --             79,788             67,343
  Depreciation and amortization                                            12,804             12,768             12,913
  Amortization of debt related costs                                        2,303              2,671              1,836
  Other postretirement benefits                                               944              1,221                974
  (Gain) loss on early retirement of debt                                      --              1,161             (2,999)
  Gain on WPSC note recovery                                                   --             (5,596)                --
  Deferred income taxes                                                       299                202             10,930
  (Gain) loss on derivatives - (unrealized)                                 4,263               (549)               190
  Loss (gain) on asset dispositions                                           103               (592)             5,429
  Pension - curtailment and special termination benefits                       --                 --             48,102
  Gain on disposition of WPC                                                   --                 --               (534)
  Equity income in affiliated companies                                      (160)               (48)               (38)
  Discontinued operations                                                  (1,161)            11,140              2,224
  Other                                                                        33                 66                 99
Decrease (increase) in working capital elements,
  net of effect of acquisitions:
       Trade receivables                                                   (9,734)            (9,320)              (794)
       Inventories                                                         (2,823)           (24,214)            16,751
       Short term investments-trading                                          --                 --            205,275
       Other current assets                                                 1,460              1,934                237
       Other current liabilities                                           11,726             27,617            (21,358)
  Other items-net                                                          (1,791)             1,567             (4,099)
  Discontinued operations                                                  11,379              1,077              1,319
                                                                   --------------     --------------     --------------
Net cash provided by (used in) operating activities                        (5,012)           (39,551)           183,876
                                                                   --------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                             (5,031)            (2,410)                --
  Net payments to WPC                                                          --                 --            (19,500)
  Cash received on WPSC note recovery                                          --              5,596                 --
  Sale (purchase) of aircraft for resale                                       --             19,301            (19,255)
  Plant additions and improvements                                        (20,374)            (9,370)            (9,761)
  (Gain) loss on derivative activity - (realized)                          (3,275)               467                308
  Net cash flow provided by (used in) discontinued operations               1,949               (440)              (664)
  Proceeds from sales of assets                                                45              7,111             10,296
                                                                   --------------     --------------     --------------
Net cash provided by (used in) investing activities                       (26,686)            20,255            (38,576)
                                                                   --------------     --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net revolver borrowings                                                  11,722             40,398              6,663
  Proceeds from Term Loan B - related party                                70,627                 --                 --
  Repayment of term loan - Canpartners                                    (71,000)                --                 --
  Repayment of H&H Senior Secured Credit Facility                              --           (149,684)                --
  Net borrowings from  H&H Senior Secured Credit Facility                      --             20,604                 --
  Preferred stock issuance-mandatory redemption                             5,100                 --                 --
  Repayment of H&H Industrial Revenue Bonds                                    --             (7,500)                --
  Cash proceeds from term loans                                                --             99,250                 --
  Repayment of term loans - Domestic                                       (2,776)            (2,848)                --
  Repayment of term loans - Foreign                                          (398)              (359)                --
  Debt issuance fees                                                           --             (5,392)                --
  Cash paid on early extinguishment of debt                                    --                 --            (14,302)
  Investment account borrowings                                                --                 --           (107,857)
  Net change in overdrafts                                                  1,663              3,489               (530)
  Net cash flow used by discontinued operations                                --                 --             (9,285)
  Proceeds from loan repayment - Unimast                                       --                 --              3,204
                                                                   --------------     --------------     --------------
Net cash provided by (used in) financing activities                        14,938             (2,042)          (122,107)
                                                                   --------------     --------------     --------------
NET CHANGE FOR THE PERIOD                                                 (16,760)           (21,338)            23,193
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                                    10                174                401
Cash and cash equivalents at beginning of year                             20,826             41,990             18,396
                                                                   --------------     --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $        4,076     $       20,826     $       41,990
                                                                   ==============     ==============     ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(DOLLARS AND SHARES IN THOUSANDS)

                                  Common Stock              Preferred Stock       Warrants
                              ---------------------     ---------------------     --------
                               Shares       Amount       Shares       Amount
                              --------     --------     --------     --------
BALANCE, DECEMBER 31, 2002
(AS PREVIOUSLY REPORTED IN
2003)                            5,406     $     54        5,523     $    552     $     --

Restatement of beginning
balance

BALANCE, DECEMBER 31, 2002
(AS RESTATED)

Net loss (as restated)

Current period change
(as previously reported)

Restatement of minimum
pension liability
adjustment

Current period change
(as restated)

Deferred compensation               80            1

Compensation expense
                              --------     --------     --------     --------     --------

BALANCE, DECEMBER 31, 2003       5,486           55        5,523          552           --

Current period change

Net loss

Compensation expense
                              --------     --------     --------     --------     --------

BALANCE, DECEMBER 31, 2004       5,486           55        5,523          552           --

Issuance of new shares          10,000          100

Current period change

Net loss

Extinguishment of
preferred stock                 (5,486)         (55)      (5,523)        (552)       1,287

Compensation expense

Conversion of senior notes
and accrued interest
                              --------     --------     --------     --------     --------

BALANCE, DECEMBER 31, 2005      10,000     $    100           --     $     --     $  1,287
                              ========     ========     ========     ========     ========

                               Accumulated                                                Total
                                  Other                                   Capital in  Stockholders'
                              Comprehensive   Accumulated     Unearned    Excess of     (Deficit)
                              Income (Loss)     Deficit     Compensation  Par Value      Equity
                              -------------   -----------   ------------  ----------  -------------
BALANCE, DECEMBER 31, 2002
(AS PREVIOUSLY REPORTED IN
2003)                            $(35,775)     $(306,979)     $     --     $556,009     $213,861

Restatement of beginning
balance                                           (9,751)                                 (9,751)
                                                --------                                 -------

BALANCE, DECEMBER 31, 2002
(AS RESTATED)                                   (316,730)                                204,110

Net loss (as restated)                          (159,924)                               (159,924)

Current period change
(as previously reported)           14,133                                                 14,133

Restatement of minimum
pension liability
adjustment                          5,262                                                  5,262
                                   ------                                                 ------

Current period change
(as restated)                      19,395                                                 19,395

Deferred compensation                                             (198)         197           --

Compensation expense                                                99                        99
                                 --------      ---------      --------     --------     --------

BALANCE, DECEMBER 31, 2003        (16,380)      (476,654)          (99)     556,206       63,680

Current period change             (20,231)                                               (20,231)

Net loss                                        (140,444)                               (140,444)

Compensation expense                                                66                        66
                                 --------      ---------      --------     --------     --------

BALANCE, DECEMBER 31, 2004        (36,611)      (617,098)          (33)     556,206      (96,929)

Issuance of new shares                                                                       100

Current period change             (20,815)                                               (20,815)

Net loss                                         (34,657)                                (34,657)

Extinguishment of
preferred stock                                  257,782                   (258,525)         (63)

Compensation expense                                                33                        33

Conversion of senior notes
and accrued interest                                                         96,627       96,627
                                 --------      ---------      --------     --------     --------

BALANCE, DECEMBER 31, 2005       $(57,426)     $(393,973)     $     --     $394,308     $(55,704)
                                 ========      =========      ========     ========     ========

                                                                                Year Ended December 31,
                                                                         ---------     ---------     ---------
                                                                            2005          2004          2003
                                                                         ---------     ---------     ---------
                                                                                                   (AS RESTATED)
COMPREHENSIVE INCOME (LOSS)
---------------------------------------------------------------------
Net loss                                                                 $ (34,657)    $(140,444)    $(159,924)

Minimum pension liability adjustment (as previously reported in 2003)      (19,774)      (21,248)       10,752
Restatement of minimum pension liability adjustment                                                      5,262
                                                                                                     ---------
Minimum pension liability adjustment (as restated)                                                      16,014

Foreign currency translation adjustment                                     (1,041)        1,017         2,239
Write off  foreign currency translation losses                                                           1,142
                                                                         ---------     ---------     ---------
COMPREHENSIVE LOSS                                                       $ (55,472)    $(160,675)    $(140,529)
                                                                         =========     =========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      On March 7, 2005, WHX  Corporation,  the parent company  ("WHX"),  filed a voluntary petition  ("Bankruptcy  Filing") to reorganize under Chapter 11 of the
United States  Bankruptcy Code with the United States  Bankruptcy  Court for the
Southern District of New York (the "Bankruptcy Court"). WHX continued to operate its businesses and own and manage its properties as a debtor-in-possession under the  jurisdiction of the Bankruptcy  Court and in accordance with the applicable provisions of the Bankruptcy Code until it emerged from protection under Chapter
11 on July 29, 2005 (the "Effective Date") (see Note 2).

      WHX is a holding  company that  invests in and manages a diverse  group of businesses that are managed on a decentralized  basis. WHX's primary business is
Handy & Harman  ("H&H"),  a diversified  manufacturing  company whose  strategic business units encompass three reportable segments: precious metals, tubing, and engineered materials. WHX's other business (up through August 1, 2003 - see Note
4) consisted of WPC and six of its  subsidiaries,  including  WPSC; a vertically integrated  manufacturer of value-added  and flat rolled steel  products.  WPSC, together with WPC and its other subsidiaries, shall be referred to herein as the
"WPC  Group." WHX,  together  with all of its  subsidiaries,  other than the WPC
Group shall be referred to herein as the "Company."

NOTE 1A - MANAGEMENT'S PLANS AND LIQUIDITY

      The  accompanying  financial  statements  have been prepared  assuming the
Company will  continue as a going  concern.  The Company  incurred net losses of
$34.7  million,  $140.4  million and $159.9 million for the years ended December
31,  2005,  2004  and  2003,  respectively  and had  negative  cash  flows  from operations  of $5.0 million and $39.6  million for the years ended  December 31,
2005 and 2004,  respectively.  As of  December  31,  2005,  the  Company  had an
accumulated  deficit of $394.0 million and a working  capital  deficit of $122.1 million as of December 31, 2005 and $172.7 million as of December 31, 2004. With the  exception  of $4.9  million  of  other  H&H  debt,  all  debt  has been reclassified as current due to noncompliance with certain debt covenants.

      In March 2005, WHX filed for bankruptcy protection under Chapter 11 of the
United States Bankruptcy Code. Following WHX's emergence from bankruptcy in July
2005, the Company  continued to experience  liquidity  issues.  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiary,  H&H, or other discrete  transactions.  H&H's bank credit facilities and term loan  effectively do not permit it to transfer any cash or other assets to WHX and are  collateralized by substantially all of H&H's assets.  WHX has no bank credit facility of its own. WHX's operating cash flow requirements  consist of funding the supplemental retirement plan, certain  employee-related costs and the bankruptcy-related expenses, all of which were paid by March 31, 2006. On an ongoing basis, the Company is required to meet the funding  requirements for the
WHX Pension Plan and pay other administrative costs.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there  have  been no  dividends  from H&H to WHX and  WHX's sources of cash flow have consisted of:

      o     The issuance of $5.1 million in preferred  stock by a newly  created subsidiary,  which was  invested  in the  equity  of a small  public company; and

      o     Partial payment of the H&H subordinated debt to WHX of $9.0 million, which required the approval of the banks  participating  in the bank facility.  Subsequent  to this  transaction,  in 2006 the  remaining
            intercompany   subordinated   debt  balance  of  $44.2  million  was
            converted to equity.

      As of September 30, 2006, WHX had cash of  approximately  $1.6 million and current  liabilities of  approximately  $6.9 million,  including $5.1 million of mandatorily redeemable preferred shares, issued by a wholly-owned  subsidiary of
WHX and  payable to a related  party.  WHX also has  significant  2006 cash flow obligations,  including without  limitation the minimum funding  requirement for the WHX Pension  Plan,  which is estimated to be $20.6 million ($4.9 million was paid as of July 14, 2006 and $5.0  million was paid by H&H in October  2006) and estimated other administrative costs for 2006 of approximately $3.8 million. The
Pension Benefit Guaranty Corporation ("PBGC") filed a lien against the assets of
H&H to secure,  among other things, the funding deficiency  existing as a result of WHX's failure to make required  contributions to the WHX Pension Plan, and on
October 20, 2006 the PBGC entered into a lien subordination agreement with H&H's revolving credit facility lender. This subordination agreement provides that the subordination provisions shall not apply to any debt incurred after December 31,
2006. As previously indicated, there are no current sources of cash available to
WHX to satisfy these obligations, other than the sale of its subsidiary's equity investment  (estimated  market  value at  September  30, 2006 of $5.0  million), possible insurance proceeds from current  litigation,  or the sale of H&H (which is not currently contemplated).  If WHX does not obtain additional liquidity, it is likely that WHX will not have  sufficient cash to continue to operate through the end of 2007.

      In 2006 WHX applied to the Internal  Revenue Service ("IRS") for a funding waiver for the WHX  Pension  Plan  contributions  for the 2005 and the 2006 plan years,  but the IRS has since  limited  this  request to the 2005 plan year.  If granted,  this waiver  would  change the minimum  funding  requirements  to $9.9 million,  $10.0 million,  $7.9 million and $18.3 million (which amounts  reflect the recent  passage of the Pension  Protection Act of 2006 by Congress which had the effect of changing the minimum funding requirements) in 2006, 2007, 2008 and through 2011 respectively,  from $20.6 million,  $2.7 million, $0.0 million, and
$16.7  million  (which  amounts  reflect  the  recent  passage  of  the  Pension
Protection  Act of 2006 by  Congress) in such years  without the waiver.  WHX is required to make quarterly funding payments for each plan year. In addition, the remaining minimum required  contribution for such earlier year is required to be made by September 15 of the  following  year.  On  September  15, 2006,  WHX was required to make a minimum  contribution for the 2005 plan year in the amount of
$15.5 million.  However, WHX did not make that contribution due to its liquidity issues. If the funding waiver described above is granted,  such payment would no longer be due. WHX has made  contributions  in 2006 in the  aggregate  amount of
$9.9 million (including a payment of $5.0 million on or about October 30, 2006).
The  penalties  for failure to make timely  payment of the 2005 minimum  funding requirement  could result in penalties of 10% of such deficiency,  as well as an additional  penalty  of 100% of such  amount  under  certain  circumstances.  In addition,  the failure to make timely quarterly funding payments could result in the  assessment of interest.  The PBGC filed a lien against the assets of H&H to secure,  among other  things,  the funding  deficiency,  and on October 20, 2006 entered  into  a Lien  Subordination  Agreement  with  Wachovia  Bank,  National
Association,  in its capacity as agent  ("Wachovia").  On October 26, 2006,  WHX entered into a non-binding  letter of intent with the PBGC ("PBGC  LOI"),  which provides,  among  other  things,  for the PBGC to  recommend  to the IRS that it approve the funding  waiver  application  for the WHX Pension  Plan for the 2005 plan year,  which amount would be amortized over five years, and for the PBGC to receive certain subordinate liens on the assets of H&H and the Company to secure the waiver  amount and certain  other agreed  obligations.  WHX and the PBGC are presently working to prepare definitive  documentation relating to the letter of intent  with the PBGC.  If the  funding  waiver is not  granted,  or  definitive documentation is not finalized and executed, there is no assurance that WHX will be able to obtain the funds  required to make the  payments.  H&H is jointly and severally liable for the funding of the WHX Pension Plan.

      The Company intends to attempt to refinance the H&H bank credit facilities and to restructure  the Term B Loan,  which is held by a related  party,  and is contemplating  other longer term financing options. As part of such refinancing, it is  possible  that  additional  liquidity  will  be  provided  and  that  the restriction on distributions  from H&H to WHX will be modified.  There can be no assurance that any refinancing will be completed in a timely manner,  if at all.
If WHX cannot obtain  additional debt or equity  financing,  or liquidity upon a refinancing  of the H&H bank credit  facilities,  there can be no assurance that
WHX will have sufficient funds to continue to operate.

      As of September 30, 2006,  H&H's  availability  under its revolving credit
facility  was  $11.7  million;   however,  based  on  the  Company's  forecasted
borrowings,  these  available  funds may not be  sufficient to fund debt service costs,  working  capital  demands  (especially in light of recent high commodity prices,  primarily silver and gold), and environmental  remediation  costs. From
January 1, 2006  through  September  30,  2006,  H&H spent  approximately  $12.2 million for the remediation of environmental  conditions at the site of a former manufacturing  facility  which it had  previously  sold.  H&H  expects  to spend
approximately   an  additional  $8.8  million  through  2007  to  complete  this remediation.  In  addition,  H&H may owe the buyer of the  property a penalty of approximately  $3.8 million,  based on a completion date of February 2007, which may  increase  if the  remediation  is not  completed  by this date in 2007.  An arbitration  award,  which was  upheld by a court and is  currently  on  appeal, concluded  that  H&H will be  obligated  to pay this  penalty.  However,  H&H is awaiting a judicial  decision  as to the  enforceability  of this  penalty.  The amount of availability  provided by H&H's revolving credit facility limits H&H's borrowing  ability and is anticipated to continue to limit H&H's liquidity until it can refinance  this facility.  Additionally,  this credit  facility  contains various financial covenants,  including minimum EBITDA, as defined, fixed charge coverage  ratio and  limitations  on  capital  expenditures.  The  Company is in violation of certain of these  covenants.  The facility  also  includes  certain financial  reporting  requirements,  which the  Company has been unable to meet.
Historically, H&H has been able to obtain amendments to financial covenants when future  results  were not expected to comply with these  covenants.  H&H has not obtained an amendment  for these  covenant  violations,  and as a result,  is in default of the  facility.  Accordingly,  the  Company  has  classified  all debt subject to these covenants as current liabilities in these financial statements.
H&H and its bank group have  amended  its  facility  as of October  30,  2006 to provide,  among other  things,  an  additional  $7.0  million term loan upon the filing of its 2005 Annual Report on Form 10-K,  and an immediate $3.0 million of borrowing  availability  under its revolving  credit  facility.  H&H's revolving credit facility also matures March 31, 2007. There can be no assurance that this amendment  will  provide H&H with the  liquidity  it  requires,  that current or future  covenant  violations  will be waived by the banks,  or that  replacement financing will be obtained upon commercially reasonable terms, if at all.

      The above conditions raise  substantial  doubt about the Company's ability to continue as a going concern.  These  financial  statements do not include any adjustments  to reflect the possible  future effects on the  recoverability  and classification  of assets or amounts and  classification of liabilities that may result from the outcome of this uncertainty.

NOTE 1B - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

      The Company has restated its 2003 and prior year's financial statements to correct its  accounting for goodwill  impairment,  certain tax matters and other corrections,  including its accounting for derivative instruments  (specifically futures  contracts on precious metals) and the related impact on inventory,  and its accounting for an executive life insurance program, as well as its reporting of investment borrowings in its 2003 statement of cash flows as described below.

GOODWILL IMPAIRMENT

      In fiscal  2003 the  Company  previously  recorded a  goodwill  impairment charge  of  $89.0  million  relating  to  several  of its  reporting  units.  In connection  with the preparation of its 2004 financial  statements,  the Company identified several errors in its assessment of goodwill impairment  resulting in the  need to  restate  its  2002 and  2003  consolidated  financial  statements, including:  (1) the reallocation of goodwill,  upon the date of adoption of SFAS
142, 'Goodwill and Other Intangible Assets',  to the applicable  reporting units of the Company  based on a more  reasonable  and  supportable  methodology;  (2)
identification of additional reporting units not previously considered;  (3) use of different  discount  rates that more  appropriately  considered the different risks  associated  with the individual  reporting  units rather than the overall consolidated rate; (4) identification of certain intangible assets that were not previously  considered in determining the implied  goodwill as of the assessment date;  and (5) use of a  growth  rate in  determining  the  terminal  value of a reporting unit,  which the Company did not consider in its original  valuations.
The effect of  correcting  these  errors was to reduce the  goodwill  impairment charge,  loss from  continuing  operations and net loss by $21.7 million for the year ended  December 31, 2003.  An adjustment  to increase  opening  accumulated deficit  by  $15.8  million  was  recorded  in 2003 to  record  the  effects  of corrections to previously reported goodwill impairments.

TAX MATTERS

      As of December  31,  2002,  the Company had  included  $5.3 million in its deferred tax assets  related to the recording of an additional  minimum  pension liability.  As of  December  31,  2003,  the  Company  established  a  valuation allowance for all deferred tax assets,  and incorrectly  charged $5.3 million to other comprehensive loss for the valuation allowance related to the deferred tax asset  associated with the minimum pension  liability.  The Company now believes that in  accordance  with the  provisions  of SFAS 109,  "Accounting  for Income
Taxes",  the charge to other  comprehensive  loss  should  have been a charge to income tax  expense.  Accordingly,  the net loss for 2003 has been  increased by
$5.3 million and accumulated other comprehensive loss and accumulated deficit as of  December  31,  2003  were  decreased  and  increased  by  the  same  amount, respectively.

      As a result of the  Company's  review of deferred  taxes,  federal  taxes, state taxes payable and tax reserves  (federal and state),  certain  errors were identified related to 2003 and prior periods. The effect of these errors on 2003 is an increase  in tax  expense of $12.0  million,  including  the $5.3  million adjustment to comprehensive  loss discussed above. The Company had established a valuation  allowance against its net deferred tax asset as of December 31, 2003.
As part of the 2003 restatement,  the Company increased its valuation  allowance to reflect $1.1 million of deferred tax  liabilities  that cannot be  considered
when   assessing   the   realizability   of  deferred   tax  assets  in  certain
jurisdictions.  These  deferred tax  liabilities  primarily  relate to temporary differences for the tax amortization of  tax-deductible  goodwill.  In addition, the Company  increased  its valuation  allowance by $4.6 million for  additional federal  deferred tax assets that were recorded as part of the  restatement  for
2002 and prior  periods,  but required a valuation  allowance as of December 31,
2003. The Company also increased its valuation allowance to reflect $0.6 million and $0.1 million of state and foreign  deferred tax  liabilities,  respectively, that it had  inappropriately  netted against federal  deferred tax assets in its previously issued 2003 financial statements.  The balance of the restatement for
2003 tax matters relates primarily to state tax issues.

      Deferred  taxes  relating  to  hedge  accounting  and  related   inventory
accounts,  and executive life restatement were also recorded and are included in
the  adjustments   discussed   above.   The  goodwill   restatement   items  are
non-deductible and accordingly have no impact on tax matters.

      As of  December  31,  2003,  tax  restatement  matters  resulted in a $3.0 million decrease to accrued liabilities, a $1.9 million increase to net deferred tax liabilities, a $5.3 million decrease to other comprehensive loss, and a $1.7 million decrease to goodwill.  The reduction in accrued liabilities includes the reversal  of a  $1.7  million  tax  reserve  attributable  to H&H  prior  to its acquisition by the Company. The reversal of this reserve reduced goodwill by the same amount.  Additionally,  an adjustment to decrease  accumulated  deficit was recorded at January 1, 2003 for a tax benefit of $6.3 million for corrections to periods prior to 2003.

INVESTMENT BORROWINGS

      During  fiscal  2003 and  2002,  the  Company  frequently  traded  in U.S.
Treasury  securities  which were  classified as short term  investments and were
considered   trading   securities  under  SFAS  115,   "Accounting  for  Certain
Investments in Debt and Equity  Securities".  Accordingly,  the Company recorded the  activity in these  trading  investments  as  operating  cash  flows.  As of
December

31, 2002,  the Company had  short-term  margin  borrowings,  aggregating  $107.9 million, which were borrowed to fund these short-term  investments.  The Company has determined that it incorrectly  recorded  changes in such borrowings as cash flows from operating  activities when such borrowings  should have been reported as cash flows from financing  activities in accordance with SFAS 95,  "Statement of Cash Flows".

      The effect of  correcting  these  errors in 2003 was an  increase  in cash flows  provided by operating  activities of $107.9  million,  and an increase in cash flows used in financing  activities for the same amount.  This  restatement had no effect on the 2003 net change in cash for the period.

OTHER CORRECTIONS:

      HEDGE ACCOUNTING/INVENTORY

      In order to  produce  certain  of its  products,  the  Company  purchases, maintains and utilizes precious metals inventory. The Company maintains policies consistent with economically hedging its precious metals inventory against price fluctuations.  Hedge  accounting  under  SFAS 133,  "Accounting  for  Derivative
Instruments and Hedging Activities",  requires contemporaneous  documentation at the inception of the applicable hedging  relationship,  including the method for assessing the hedging instrument's effectiveness as well as the method that will be  used to  measure  hedge  ineffectiveness.  The  Company  did  not  meet  the documentation  criteria  necessary to apply hedge  accounting.  Accordingly  the
Company has restated its financial  statements to mark to market the  derivative instruments  related to precious  metals.  Such mark to market  adjustments  are recorded in current period  earnings as other income or expense in the Company's consolidated statement of operations.  In addition, the Company has restated its financial  statements  to record  its  precious  metal  inventory  at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The  correction of this error results in an increase to fiscal 2003 cost of goods sold of $0.3  million  and other  expense of $0.2  million  for an aggregate  increase  to loss from  continuing  operations  before  taxes of $0.5 million.

      There is no impact on the 2003  balance  sheet as all  precious  metal and hedges were liquidated during 2003.  However,  as of December 31, 2002 inventory was reduced by $5.8 million,  other current assets increased by $0.5 million and accounts  payable  decreased by $5.8  million.  Accordingly,  these 2002 balance sheet  changes  resulted in  equivalent  changes in the 2003  statement  of cash flows.

      An adjustment to decrease opening  accumulated deficit by $0.5 million was recorded in 2003 for the effects of errors prior to 2003.

      LIFE INSURANCE ACCRUAL

      The Company has an Executive  Post-Retirement Life Insurance Program which provides for life insurance  benefits for certain Company  executives upon their retirement.  The insurance premium is paid by the Company. The Company accounted for the cost of this  program  since  its  inception  in 1998 on a pay as you go basis and did not  follow  the  guidance  as  required  by SFAS 106  "Employers'
Accounting for  Post-Retirement  Benefits Other Than Pensions."  Under SFAS 106,
the Company is required to recognize in its financial  statements an annual cost and benefit  obligation  related to estimated future benefit payments to be made to its current  and retired  executives.  Accordingly,  the Company  recorded an increase to the 2003 opening accumulated deficit of $0.7 million for the effects of errors prior to 2003 and a decrease in  operating  expenses in the year ended
December 31, 2003 of $0.1 million to reflect a partial  curtailment with respect to this plan.

      A summary of the impact of the  restatements  noted above on the Company's consolidated  statements  of  operations,  changes in  stockholders'  equity and comprehensive loss and cash flows for the year ended December 31, 2003 follows:

                                                                                 Year Ended December 31, 2003
         (IN THOUSANDS)                                                                        As
                                                                                           Previously
                                                                As          Reclass for     Reported
                                                            Previously     Presentation       with        Goodwill          Tax
                                                             Reported         Purposes       Reclass     Impairment       Matters
                                                            -----------     -----------    -----------   -----------    -----------
CONSOLIDATED STATEMENT OF OPERATIONS
Cost of sales                                               $   265,001                    $   265,001
Gross profit                                                     61,295                         61,295
Selling, general and administrative expenses                     70,063            (502)        69,561
Goodwill impairment charge                                       89,000                         89,000       (21,657)
Environmental remediation expense                                     -             502            502
Loss from operations                                           (152,156)                      (152,156)       21,657
Other income (expense)                                             (222)                          (222)
Loss from continuing operations before taxes                   (168,011)                      (168,011)       21,657
Income taxes                                                      1,197                          1,197                       12,011
Loss from continuing operations                                (169,208)                      (169,208)       21,657        (12,011)
Net loss                                                       (169,208)                      (169,208)       21,657        (12,011)
Net loss applicable to common stock                            (188,632)                      (188,632)       21,657        (12,011)
Net loss per share - basic and diluted                           (35.08)                        (35.08)         4.03          (2.23)
CONSOLIDATED BALANCE SHEET
Accumulated other comprehensive loss                            (21,642)                       (21,642)                       5,262
Accumulated deficit                                            (476,187)                      (476,187)        5,877         (5,745)
Stockholders' equity                                             58,885                         58,885         5,877           (483)
CONSOLIDATED STATEMENT OF CASH FLOWS
Net loss                                                       (169,208)                      (169,208)       21,657        (12,011)
Goodwill impairment charge                                       89,000                         89,000       (21,657)
(Gain) loss on derivatives - (unrealized)                             -                              -
Pension - curtailment and special termination benefits           53,215          (5,113)        48,102
Other postretirement benefits                                       413             692          1,105
Inventory                                                        27,139                         27,139
Investment account borrowings                                  (107,857)                      (107,857)
Other current liabilities                                       (38,443)          5,642        (32,801)                         254
Other items-net                                                  (3,407)           (692)        (4,099)
Deferred income taxes                                              (827)                          (827)                      11,757
Net cash provided by (used in) operating activities              75,797             530         76,327
Derivative activity                                                    -                              -
Net cash provided by (used in) investing activities             (38,884)                       (38,884)
Investment account borrowings                                         -                              -
Net cash provided by (used in) financing activities             (13,720)           (530)       (14,250)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Loss
                             Balance at beginning of year       (35,775)                       (35,775)
                                    Current period change        14,133                         14,133                        5,262
                                   Balance at end of year       (21,642)                       (21,642)                       5,262
Accumulated Deficit
                             Balance at beginning of year      (306,979)                      (306,979)      (15,780)         6,265
                                                 Net loss      (169,208)                      (169,208)       21,657        (12,011)
                                   Balance at end of year      (476,187)                      (476,187)        5,877         (5,745)
Comprehensive Loss
                                                 Net loss      (169,208)                      (169,208)       21,657        (12,011)
                         Other comprehensive income (loss)        3,381                          3,381
                     Minimum pension liability adjustment        10,752                         10,752                        5,262
                                       Comprehensive loss      (155,075)                      (155,075)       21,657         (6,749)

                                                                                    Year Ended December 31, 2003
         (IN THOUSANDS)                                                                                       Less
                                                                                                          Discontinued
                                                                                                           Operations
                                                                Investment       Other            As       On Restated     As
                                                                Borrowings      Matters        Restated       Items     Presented
                                                               -----------    -----------     -----------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS
Cost of sales                                                                       $ 303     $ 265,304     $  35,155   $ 230,149
Gross profit                                                                         (303)       60,992         1,251      59,741
Selling, general and administrative expenses                                         (131)       69,430         6,115      63,315
Goodwill impairment charge                                                                       67,343                    67,343
Environmental remediation expense                                                                   502                       502
Loss from operations                                                                 (172)     (130,671)       (6,347)   (124,324)
Other income (expense)                                                               (190)         (412)       (2,167)      1,755
Loss from continuing operations before taxes                                         (362)     (146,716)       (8,675)   (138,041)
Income taxes                                                                                     13,208                    13,208
Loss from continuing operations                                                      (362)     (159,924)       (8,675)   (151,249)
Net loss                                                                             (362)     (159,924)                 (159,924)
Net loss applicable to common stock                                                  (362)     (179,348)                 (179,348)
Net loss per share - basic and diluted                                              (0.07)       (33.35)                   (33.35)
CONSOLIDATED BALANCE SHEET
Accumulated other comprehensive loss                                                            (16,380)                  (16,380)
Accumulated deficit                                                                  (599)     (476,654)                 (476,654)
Stockholders' equity                                                                 (599)       63,680                    63,680
CONSOLIDATED STATEMENT OF CASH FLOWS
Net loss                                                                             (362)     (159,924)                 (159,924)
Goodwill impairment charge                                                                       67,343                    67,343
(Gain) loss on derivatives - (unrealized)                                             190           190                       190
Pension - curtailment and special termination benefits                                           48,102                    48,102
Other postretirement benefits                                                        (131)          974                       974
Inventory                                                                          (5,819)       21,320         4,569      16,751
Investment account borrowings                                      107,857                            -                         -
Other current liabilities                                                           5,814       (26,733)       (5,375)    (21,358)
Other Items-net                                                                                  (4,099)                   (4,099)
Deferred income taxes                                                                            10,930                    10,930
Net cash provided by (used in) operating activities                107,857           (308)      183,876                   183,876
Derivative activity                                                                   308           308                       308
Net cash provided by (used in) investing activities                                   308       (38,576)                  (38,576)
Investment account borrowings                                     (107,857)                    (107,857)                 (107,857)
Net cash provided by (used in) financing activities               (107,857)                    (122,107)                 (122,107)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Loss
                             Balance at beginning of year                                       (35,775)                  (35,775)
                                    Current period change                                        19,395                    19,395
                                   Balance at end of year                                       (16,380)                  (16,380)
Accumulated Deficit
                             Balance at beginning of year                            (236)     (316,730)                 (316,730)
                                                 Net loss                            (362)     (159,924)                 (159,924)
                                   Balance at end of year                            (599)     (476,654)                 (476,654)
Comprehensive Loss
                                                 Net loss                            (362)     (159,924)                 (159,924)
                         Other comprehensive income (loss)                                        3,381                     3,381
                     Minimum pension liability adjustment                                        16,014                    16,014
                                       Comprehensive loss                            (362)     (140,529)                 (140,529)

RESTATEMENT OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The Company has  restated its  previously  issued  unaudited  consolidated financial  statements for the quarters  ended March 31, 2004,  June 30, 2004 and
September 30, 2004 (the "Interim Restatement").  The Interim Restatement will be given full effect in the  financial  statements  to be included in the Company's
Quarterly  Report on Form 10-Q for the quarters  ended March 31, 2005,  June 30,
2005 and September 30, 2005, when they are filed. See Note 19 for details of the restatements in each of the respective 2004 quarters.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company carries its accounts  receivable at their face amounts less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions and based on a history of write-offs and collections.

INVENTORIES

      Inventories are stated at the lower of cost or market.  Cost is determined by the  last-in  first-out  ("LIFO")  method  for  precious  metal  inventories.
Non-precious  metals  inventories  are stated at the lower of cost  (principally average cost) or market. For precious metals  inventories,  no segregation among raw materials, work in process and finished goods is practicable.

DERIVATIVES

      H&H enters into  commodity  futures  and  forwards  contracts  on precious metals that are subject to market  fluctuations in order to  economically  hedge its precious metals  inventory  against price  fluctuations.  Future and forward contracts  to sell or buy  precious  metal  are the  derivatives  used  for this objective.  As these  derivatives are not designated as accounting  hedges under
SFAS 133, they are accounted for as derivatives with no hedge designation. These derivatives  are marked to market and both  realized  and  unrealized  gains and losses on these  derivatives  are recorded in current  period  earnings as other income  (loss).  The  unrealized  gain  or  loss  (open  trade  equity)  on  the derivatives is included in other current assets or other current liabilities.

PROPERTY, PLANT AND EQUIPMENT

      Depreciation of property,  plant and equipment is provided  principally on the  straight-line  method over the estimated useful lives of the assets,  which range  as  follows:  machinery  &  equipment  3 - 10  years  and  buildings  and improvements 10 - 30 years.  Interest cost is capitalized for qualifying  assets during the assets'  acquisition  period.  Maintenance and repairs are charged to income  and  renewals  and  betterments  are  capitalized.  Profit  or  loss  on dispositions is credited or charged to operating income.

GOODWILL AND INTANGIBLES

      The Company  adopted the  provisions of Statement of Financial  Accounting
Standards  ("SFAS") No. 142,  "Goodwill and Other Intangible  Assets," effective
January 1, 2002. As a result,  goodwill is no longer  amortized,  but instead is reviewed  annually for  impairment  in  accordance  with the  provisions of this statement.  The evaluation of the  recoverability of the unamortized  balance of goodwill is based on a comparison of the respective  reporting unit's fair value to its carrying value, including allocated goodwill.  Fair values are determined by discounting  estimated future cash flows. The  recoverability of goodwill may be impacted if estimated future operating cash flows are not achieved. Purchased patents are stated at cost,  which is amortized  over the  respective  remaining lives of the patents.

STOCK-BASED COMPENSATION

      At December 31, 2004 the Company had six stock-based  compensation  plans, which are more  fully  described  in Note 13.  These  plans  were  cancelled  in conjunction  with WHX's  emergence  from  bankruptcy  in July 2005.  The Company accounted for these plans under the recognition  and  measurement  principles of
Accounting  Principles Board (APB) Opinion No. 25, " Accounting for Stock Issued
to Employees," and related interpretations. No stock-based compensation cost for the issuance of stock options is reflected in net income, as all options granted under  these  plans  had an  exercise  price  equal to the  market  value of the underlying common stock on the date of the option grant.

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
Financial   Accounting   Standards   No.  123,   "Accounting   for   Stock-Based
Compensation," ("SFAS 123"), to stock-based employee compensation.

(IN THOUSANDS - EXCEPT PER SHARE DATA)
                                             2005          2004        2003
                                          ----------   ----------   ----------
                                                                   (AS RESTATED)

Net income (loss), as reported
applicable to common shareholders         $  219,564   $ (159,868)  $ (179,348)

Add: Compensation Expense                         33           66           99

Deduct: total stock-based employee
         compensation expense determined
         under fair-value based method
         for all awards                           33          473          710

                                          ----------   ----------   ----------
Pro forma net income (loss)               $  219,564   $ (160,275)  $ (179,959)
                                          ==========   ==========   ==========

Income (loss) per share:
     Basic and diluted - as reported      $    30.36   $   (29.38)  $   (33.35)
     Basic and diluted - Pro forma        $    30.36   $   (29.45)  $   (33.47)

      The  pro-forma  amounts  and the  fair  value  of each  option  grant  are estimated on the date of grant using the Black-Scholes option-pricing model. The
following   weighted-average   assumptions   were  used  in  the   Black-Scholes
calculation: expected volatility of 104.2% in 2004, and 98.6% in 2003; risk-free interest rate of 3.4% in 2004, and 2.4% in 2003, an expected life of 5 years and a dividend yield of zero. There were no options granted in 2005.

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

INCOME TAXES

      Income taxes are provided using the asset and liability  method  presented by SFAS.109,  "Accounting  for Income Taxes"  ("SFAS  109").  Under this method, income  taxes  (i.e.,  deferred  tax assets,  deferred  tax  liabilities,  taxes currently  payable/refunds  receivable  and tax expense)  are recorded  based on amounts refundable or payable in the current year and include the results of any differences  between U.S. GAAP and tax reporting.  Deferred income taxes reflect the tax effect of net operating loss  carryforwards,  capital loss carryforwards and the net tax effects of temporary  differences between the carrying amount of assets and liabilities for

financial  reporting  and income tax purposes,  as determined  under enacted tax laws and rates.  Valuation allowances are established when management determines that it is more likely  than not that some  portion or the entire  deferred  tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

EARNINGS PER SHARE

      Pursuant to SFAS 128,  "Earnings per Share," basic  earnings per share are based on the  weighted  average  number of shares  of Common  Stock  outstanding during each year, excluding redeemable common shares. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.

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

NOTE 2 -VOLUNTARY PETITION UNDER CHAPTER 11 OF U.S. BANKRUPTCY CODE

      On March 7, 2005, WHX Corporation filed a voluntary petition  ("Bankruptcy
Filing") to reorganize  under Chapter 11 of the United  States  Bankruptcy  Code with the United States  Bankruptcy  Court for the Southern  District of New York
(the  "Bankruptcy  Court").  WHX continued to operate its businesses and own and manage its properties as a  debtor-in-possession  under the  jurisdiction of the
Bankruptcy  Court  and in  accordance  with  the  applicable  provisions  of the
Bankruptcy  Code  until it  emerged  from  protection  under  Chapter  11 of the
Bankruptcy Code on July 29, 2005 (see below).

      WHX's  primary  business  is H&H,  a  diversified  manufacturing  company.
Neither H&H nor any of WHX's other  subsidiaries  or affiliates were included in
WHX's Bankruptcy  Filing. All of H&H's operating units conducted business in the ordinary course during the  bankruptcy.  WHX's  Bankruptcy  Filing was primarily intended  to reduce  WHX's debt,  simplify  its  capital  structure,  reduce its overall cost of capital and provide it with better access to capital markets.

      On March 7, 2005, WHX also filed a proposed Plan of  Reorganization of WHX
Corporation (as amended, the "Plan") and a related proposed disclosure statement
(as amended,  the "Disclosure  Statement") with the Bankruptcy Court. On June 7,
2005, WHX filed its first amended Chapter 11 Plan. On June 8, 2005 WHX filed its second amended Disclosure Statement.

      On July 21, 2005, WHX Corporation's  Chapter 11 Plan of Reorganization was
confirmed by the U. S. Bankruptcy  Court for the Southern  District of New York.
The Plan became effective on July 29, 2005 ("Effective Date").

      The  Bankruptcy  Filing  created an event of default  under the  Indenture governing  WHX's 10 1/2% Senior Notes (the  "Senior  Notes") due April 15, 2005.
Under the terms of the Senior Notes, as a result of the Bankruptcy  Filing,  the entire unpaid principal and accrued interest (and any other additional  amounts)
became immediately due and payable without any action on the part of the trustee or the note holders.  The principal amount outstanding under the Senior Notes at
March 7, 2005 was approximately $92.8 million. Accrued interest to March 7, 2005 was approximately $3.8 million.

      The  following is a summary of certain  material  features of the Plan and the Confirmation Order. On the Effective Date:

o     All of WHX's outstanding securities, including WHX's pre-bankruptcy filing common stock,  Series A preferred  stock,  Series B preferred stock and 10
      1/2% Senior Notes were deemed  cancelled and annulled  without further act or action.

o     In full and complete satisfaction of all such claims,  holders of WHX's 10
      1/2% Senior Notes received  9,200,000 shares of common stock  representing their prorated share of the reorganized  company.  These shares  represent
      92% of the equity in the reorganized company.

o     In  full  and  complete  satisfaction  of all  such  interests,  Series  A
      preferred   stockholders   received   366,322   shares  of  common   stock
      representing  their prorated share of the reorganized  company and 344,658 warrants to purchase common stock of the reorganized company,  exercisable at $11.20 per share and expiring on February 28, 2008.

o     In  full  and  complete  satisfaction  of all  such  interests,  Series  B
      preferred   stockholders   received   433,678   shares  of  common   stock
      representing  their prorated share of the reorganized  company and 408,030 warrants to purchase common stock of the reorganized company,  exercisable at $11.20 per share and expiring on February 28, 2008.

o     Holders  of  WHX's   pre-bankruptcy   filing  common  stock   received  no
      distribution under the Plan.

      The  common  stock  received  by  the  Series  A and  Series  B  preferred stockholders,  collectively,  represents  8% of the  equity  in the  reorganized
company.   The  warrants   issued  to  the  Series  A  and  Series  B  preferred
stockholders,  collectively, represent the right to purchase an additional 7% of the equity of the reorganized company after giving effect to the exercise of the warrants.

      On the  Effective  Date,  all of the  assets  of WHX  were  vested  in the reorganized  company  free and clear of all liens,  causes of  actions,  claims, encumbrances,  equity interests,  and interests against,  in, or on such assets, except  as  explicitly  provided  in the Plan.  Preferred  stock  dividends  and interest on WHX's debt of $11.7  million  accrued from March 7, 2005 to July 29,
2005 and were not included as a claim of the bankruptcy proceedings.

      The reorganization  value of the assets of WHX immediately before the date of  confirmation  of the Plan was  greater  than the total of all  post-petition liabilities  and  allowed  claims.  As a result the  Company did not qualify for
Fresh-Start  reporting in  accordance  with the American  Institute of Certified
Public Accountants  Statement of Position 90-7, "Financial Reporting by Entities
in  Reorganization  Under the  Bankruptcy  Code".  Accordingly,  the  assets and liabilities of the reorganized company upon emergence from bankruptcy  continued
to be reported at their historical values.

      Upon its emergence from  bankruptcy on July 29, 2005,  WHX  experienced an ownership  change as defined by Section 382 of the Internal  Revenue Code, which
imposes   annual   limitations   on  the   utilization  of  net  operating  loss
carryforwards  post ownership change.  The Company believes it qualifies for the bankruptcy  exception  to  the  general  Section  382  limitations.  Under  this exception,  the  annual  limitation  imposed by Section  382  resulting  from an ownership  change will not apply,  instead the net operating loss  carryforwards
must  be  reduced  by  certain   interest  expense  paid  creditors  who  became
stockholders  as a result  of the  bankruptcy  reorganization.  Thus,  WHX's net operating loss  carryforwards  of $116.0 million as of December 31, 2004 will be
reduced  by  approximately   $31.0  million  to  approximately   $85.0  million.
Additionally,  if WHX should undergo a second  ownership change within two years of the date of change  as a result  of the  reorganization,  its  remaining  net operating  losses  would  be  reduced  to zero.  Accordingly,  in order to avoid subsequent  ownership  changes,  WHX's new charter contains a 5% ownership limit pursuant to which certain transfers of WHX's shares will be limited.

      Since the  Effective  Date,  H&H and its  subsidiaries  have  continued to conduct their businesses in the ordinary course.

NOTE 3 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      On September 29, 2006 , the Financial  Accounting Standards Board ("FASB")
issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other
Postretirement  Plans (SFAS  158") which  amends SFAS 87 and SFAS 106 to require recognition  of the  overfunded  or  underfunded  status  of  pension  and other postretirement  benefit plans on the balance  sheet.  Under SFAS 158,  gains and losses,  prior service costs and credits,  and any remaining  transition amounts under  SFAS 87 and SFAS  106 that  have  not yet  been  recognized  through  net periodic  benefit cost will be recognized  in  accumulated  other  comprehensive income,  net of tax  effects,  until they are  amortized  as a component  of net periodic  cost.  SFAS 158 is effective  for  publicly-held  companies for fiscal years ending after  December 15, 2006.  WHX  Corporation  will adopt the balance sheet recognition  provisions of SFAS 158 at December 31, 2006. For illustrative purposes,  we have  considered  the impact of these  provisions  at December 31,
2005,  our most  recent  measurement  date.  At that  time,  our  balance  sheet reflected a reduction in shareholder  equity of approximately $65 million due to our defined  benefit  pension and other  postretirement  benefit plans.  The new provisions of SFAS 158 would have resulted in an additional $1 million reduction to WHX  Corporation's  shareholders'  equity at December 31, 2005. The Statement does not affect the results of operations

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
SFAS No. 157 defines fair value,  establishes  a framework  for  measuring  fair value in accordance with accounting  principles generally accepted in the United
States, and expands  disclosures about fair value  measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting  pronouncements that require or permit fair value  measurements.  The provisions  of SFAS No. 157 are  effective  for  fiscal  years  beginning  after
November 15,  2007.  The Company does not expect the adoption of SFAS No. 157 to have a material  impact on the  Company's  consolidated  financial  position  or results of operations.

      In June 2006, the FASB issued FASB  Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes" an Interpretation of FASB Statement 109 ("FIN 48"),
which  clarifies  the  accounting  for   uncertainty  in  tax  positions.   This
Interpretation  provides that the tax effects from an uncertain tax position can be recognized in our financial  statements,  only if the position is more likely than not of being  sustained  on  audit,  based on the  technical  merits of the position.  The  provisions of FIN 48 are effective as of the beginning of fiscal
2007, with the cumulative effect of the change in accounting  principle recorded as an adjustment to opening retained earnings.  We are currently  evaluating the impact of adopting FIN 48 on our financial statements.

      In May 2005, the FASB issued SFAS No. 154,  "Accounting  Changes and Error
Corrections,"  which replaces APB Opinion No. 20, "Accounting  Changes" and FASB
Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements."
SFAS

No.  154  requires   retrospective   application  to  prior  periods'  financial
statements  for  voluntary   changes  in  accounting   principle  unless  it  is
impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.

      In  December  2004,  the FASB  issued a  revised  Statement  of  Financial
Accounting  Standards No. 123,  "Share-Based  Payment"  ("SFAS No.  123").  This
statement eliminates the intrinsic value method as an allowed method for valuing
stock  options   granted  to  employees.   Under  the  intrinsic  value  method,
compensation  expense was  generally  not  recognized  for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange  for the  services  received  based  on the fair  value  of the  equity instruments on the grant-date.  This statement  became effective for the Company as of  January  1, 2006,  and did not have a  material  impact on the  Company's financial position, results of operations or cash flows.

      In  December  2004,  the FASB issued  Statement  of  Financial  Accounting
Standards  No. 151,  "Inventory  Costs - an amendment of ARB No. 43,  Chapter 4"
("SFAS No.  151").  SFAS No. 151 amends the guidance in ARB No. 43 and clarifies accounting  for abnormal  amounts of idle facility  expense,  freight,  handling costs, and wasted material (spoilage). The statement requires that certain items that may have  previously  been  included in inventory  costs be  recognized  as current-period  charges  regardless  of whether  they meet the  criterion of "so abnormal".  SFAS  No.  151  also  requires  allocation  of  fixed  manufacturing overheads  to the  costs of  conversion  based  on the  normal  capacity  of the manufacturing facilities. This statement becomes effective for the Company as of
January 1, 2006. The Company adopted the provision of SFAS No. 151 on January 1,
2006,  and its adoption did not have a  significant  effect on its  consolidated financial statements.

      In  January  2004,  the FASB  issued  FASB Staff  Position  No. FAS 106-1,
"Accounting  and Disclosure  Requirements  Related to the Medicare  Prescription
Drug,  Improvement and Modernization  Act of 2003" (FSP 106-1).  The FSP permits employers that sponsor postretirement benefit plans (plan sponsors) that provide prescription  drug  benefits to  retirees  to make a one-time  election to defer accounting for any effects of the Medicare Prescription Drug,  Improvement,  and
Modernization  Act of 2003 (the "Act").  Without the FSP, plan sponsors would be required under Statement of Financial  Accounting Standards No. 106, "Employers'
Accounting for Postretirement  Benefits Other Than Pensions", to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date the President signed the Act into law. FASB Staff Position No. 106-2 (FSP 106-2)
includes  guidance  on  recognizing  the  effects of the new  legislation  under various  conditions  surrounding  the assessment of "actuarial  equivalence"  of subsidies  under the Act. FSP 106-2 is effective for the first interim or annual period  beginning after June 15, 2004 with earlier  application  permitted.  The adoption  of FSP  106-2 on July 1,  2004 did not have a  material  impact on the
Company's financial statements.

NOTE 4 - WPC GROUP BANKRUPTCY

      Wheeling-Pittsburgh  Corporation  ("WPC")  and  six  of  its  subsidiaries
(collectively  referred to as the "WPC  Group"),  including  Wheeling-Pittsburgh
Steel Corporation ("WPSC"), a vertically integrated  manufacturer of value-added and flat  rolled  steel  products,  was a wholly  owned  subsidiary  of WHX.  On
November 16, 2000, the WPC Group filed a petition seeking  reorganization  under
Chapter 11 of Title 11 of the United States Bankruptcy Code. As a result of this bankruptcy  filing,  as of November 16,  2000,  the Company  deconsolidated  the balance sheets of the WPC Group. A Chapter 11 Plan of Reorganization for the WPC
Group (the "WPC POR") was confirmed by the Bankruptcy Court on June 18, 2003 and was  consummated on August 1, 2003.  Pursuant to the terms of the WPC POR, among other things, the WPC Group ceased to be a subsidiary of WHX effective August 1,
2003, and from that date forward has been an independent company.

      As part of the WPC POR, the Company  agreed to make certain  contributions
(the  "WHX   Contributions")   to  the  reorganized   company.   Under  the  WHX
Contributions,  the Company  forgave the repayment of its claims against the WPC
Group of  approximately  $39.0  million and,  additionally,  contributed  to the reorganized company $20.0 million of cash, for which the Company received a note in the amount of $10.0  million.  The note was fully  reserved upon receipt.  On
March 6, 2003, the PBGC published its Notice of Determination  ("Notice") and on
March 7, 2003  filed a Summons  and  Complaint  ("Complaint")  in United  States
District  Court for the Southern  District of New York  seeking the  involuntary termination of the WHX Pension Plan (the "WHX Plan"),  a defined benefit pension plan  sponsored  by the Company  that  provides  pension  benefits to active and retired  employees  of WHX and H&H and  certain  benefits  to active and retired employees of members of the WPC Group.  WHX filed an answer to this complaint on
March 27, 2003,  contesting  the PBGC's  action.  On July 24, 2003,  the Company entered  into  an  agreement  among  the  PBGC  ,  WPC,  WPSC,  and  the  United
Steelworkers of America,  AFL-CIO-CLC ("USWA") in settlement of matters relating to the PBGC V. WHX  CORPORATION,  Civil  Action  No.  03-CV-1553,  in the United
States  District  Court  for the  Southern  District  of New York  ("Termination
Litigation"), in which the PBGC was seeking to terminate the WHX Plan. Under the settlement,  among  other  things,  WHX agreed  (a) that the WHX Plan,  as it is currently  constituted,  is a single  employer  pension plan,  (b) to contribute funds to the WHX Plan equal to moneys spent (if any) by WHX or its affiliates to purchase  WHX  10.5%  Senior  Notes  ("Senior  Notes")  in  future  open  market transactions,  and (c) to grant to the PBGC a pari passu security interest of up to $50.0  million in the event WHX  obtains  any future  financing  on a secured basis or provides any security or collateral for the Senior Notes.

      Also under the  settlement,  all parties  agreed that as of the  effective date of the WPC POR,  (a) no shutdowns  had occurred at any WPC Group  facility,
(b) no member of the WPC Group is a  participating  employer under the WHX Plan,
(c)  continuous  service for WPC Group  employees  was broken,  (d) no WPC Group employees will become  entitled to "Rule of 65" or "70/80"  Retirement  Benefits
(collectively,  "Shutdown  Benefits")  by reason of events  occurring  after the effective  date of the WPC POR, and (e) the WHX Plan would provide for a limited early retirement option to allow up to 650 WPSC  USWA-represented  employees the right to receive retirement benefits based on the employee's years of service as of  July  31,  2003  with a  monthly  benefit  equal  to $40  multiplied  by the employee's years of service.

      Finally,  under  the  settlement,  the PBGC  agreed  (a)  that,  after the effective  date of the WPC POR, if it  terminates  the WHX Plan at least one day prior  to a WPC  Group  facility  shutdown,  WHX  shall  be  released  from  any additional  liability to PBGC resulting  from the shutdown,  (b) to withdraw its claims in the WPC  Bankruptcy  Proceedings,  and (c) to dismiss the  Termination
Litigation.

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

      For WHX Plan  funding  purposes,  the  impact of the  changes  will not be recognized  until the next actuarial  valuation  which occurred as of January 1,
2004. The funding requirements depend on many factors including those identified above  as well as  future  investment  returns  on WHX Plan  assets.  WHX made a contribution to the WHX Plan of $6.0 million in 2004.

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

      In connection  with past collective  bargaining  agreements by and between the WPC Group and the USWA,  the WPC Group  was  obligated  to  provide  certain medical  insurance,  life insurance,  disability and surviving spouse retirement benefits to retired employees and their dependents ("OPEB Obligations"). WHX was not a signatory to any of those  agreements.  However,  WHX had  previously  and separately  agreed  to  be  contingently  liable  for  a  portion  of  the  OPEB
Obligations.  WHX's contingent obligation would have been triggered in the event that the WPC Group  failed to satisfy  its OPEB  Obligations.  WHX's  contingent obligation  was  limited  to  25%  of the  Accumulated  Post-Retirement  Benefit
Obligation with respect to the WPC Group's employees and retirees represented by the USWA.  WPSC's total OPEB  Obligation  at January 1, 2003 was estimated to be
$314.1  million.  WHX has  estimated  that  approximately  85% of employees  and retirees  entitled to such OPEB  Obligations  are  represented by the USWA. As a result of the  consummation of the WPC POR, WHX's  contingent  liability for the
OPEB Obligation was eliminated.

      As a  result  of the  consummation  of the WPC POR  and  the  related  WHX
Contributions, the remaining balance in the loss in excess of investment account of $0.5 million was reversed into income in the third quarter of 2003.

NOTE 5 - DISCONTINUED OPERATIONS AND BUSINESS RESTRUCTURING CHARGES

      In 2004 the Company  evaluated the current operating plans and current and forecasted  operating  results of its wire & cable business.  In accordance with
Statement  of  Financial   Accounting  Standards  Number  144,  "Accounting  for
Impairment  or  Disposal  of  Long-Lived   Assets"  ("SFAS  144"),  the  Company
determined that there were indicators of impairment as of June 30, 2004 based on continued  operating  losses,  deteriorating  margins,  and rising raw  material costs.  An estimate of future cash flows indicated that as of June 30, 2004 cash flows would be  insufficient  to support the  carrying  value of the  long-lived assets of the  business.  Accordingly,  these  assets were written down to their estimated  fair value by recording a non-cash  asset  impairment  charge of $3.9 million in the second quarter.  In November 2004, the Company  announced that it had signed a non-binding  letter of intent to sell its wire business and that it was negotiating  the sale of its steel cable business.  The decision to sell was based on the continued cash flow drain on the Company caused by these businesses from further increases in operating losses, deteriorating margins and rising raw material costs.  Based on the proposed terms of these  transactions  the Company recorded an additional asset impairment charge of $4.3 million. At that time the
Company  stated that if it were unable to complete these sales it would consider the closure of these  operations.  On January 13, 2005,  the Company  determined that a sale of these operations could not be completed on terms  satisfactory to the Company.  Accordingly,  the Company decided to permanently  close the wire &
cable businesses. The affected operations are located in Cockeysville,  Maryland and Oriskany, New York.

      In the fourth quarter of 2004 H&H  communicated to its 146 union employees the plan to either sell or close the wire and cable business.  Accordingly,  H&H recorded a  restructuring  charge of $1.2 million for  termination  benefits and related costs. These termination benefits were paid in 2005. Additionally,  $0.4 million was recorded as a restructuring charge for clean up costs related to the Cockeysville, Maryland facility. The Company operated these facilities on a  limited  basis in the  first  quarter  of 2005 in order to  fulfill  customer commitments.  Operating  losses and closure  costs  incurred in 2005 amounted to
$4.2 million  including a $0.7 million gain on the sale of certain  fixed assets and $0.9 million in termination benefits.  Accordingly, the estimated total cost including termination  benefits,  operating losses (excluding fixed asset gains)
and closure costs will be approximately $6.5 million. These costs will be funded from  realization of working  capital and proceeds from the sale of fixed assets of these  businesses.  In the second quarter of 2005 we concluded all operations of the wire & cable  business.  Accordingly,  these  businesses  are reported as discontinued  operations.  In 2006 the Company sold land, buildings, and certain machinery  &  equipment  relating  to  these  businesses  for $7.3  million  and recognized a gain on these sales of $4.5 million.

      Operating results of discontinued operations were as follows:

(IN THOUSANDS)

                                         2005           2004           2003
                                     ------------   ------------   ------------
                                                                   (AS RESTATED)

Net Sales                            $     10,672   $     38,958   $     36,406

Gross profit (loss)                        (1,997)        (3,522)         1,251

Asset impairment charge                        --          8,175             --

Restructuring charge                        2,255          1,576             --

Gain (loss) on sale of fixed assets           681             --         (1,483)

Operating  Loss                            (4,063)       (18,361)        (6,347)

Interest/other expense (a)                    144            137          2,328

Net Loss                                   (4,207)       (18,498)        (8,675)

(a) Included in 2003 interest/other  expense is $2.2 million foreign translation loss associated with the facility that was disposed of.

The  following  is a summary of the  carrying  amounts  of the major  classes of assets and  liabilities  of the wire  business at December 31, 2005 and 2004 (in thousands):

                                                     2005              2004
                                                 ------------     ------------
Current assets                                   $        181     $     15,595

Property, plant and equipment                           2,794            3,589

Total assets                                            2,975           19,184

Total liabilities                                         581            4,855

Net assets                                              2,394           14,329

      During  April 2002,  H&H  decided to exit  certain of its  precious  metal manufacturing activities.  The affected product lines were manufactured at H&H's
Fairfield,  CT and East  Providence,  RI facilities.  The decision to exit these operating  activities resulted in a restructuring charge of $12.0 million in the year ended  December 31,  2002.  This charge  included  $6.6 million in employee separation expenses (approximately 251 employees, substantially all of whom were terminated by June 30, 2003); $0.6 million of contractual obligations,  and $4.8 million  in  costs to close  the  facilities,  including  refining  charges  for inventory  remaining  after  operations  ceased.  An additional  $2.9 million of associated  costs were incurred  during 2003. Such costs are not included in the aforementioned restructuring charge.

      The Company received $8.0 million in 2003 for the sale of certain property associated with the Fairfield facility. The Company recorded a $3.9 million loss on the sale of property in 2003. In  connection  with this sale of the Fairfield
facility  the  Company  was   responsible   for  demolition  and   environmental
remediation of the site, the estimated cost of which was included in the loss on sale  recorded  in 2003.  H&H  determined  that an  increase  in the reserve for environmental  remediation was needed in the amount of $28.3 million,  which was recorded in the fourth quarter of 2004. This change in reserve was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  These additional  costs are included in environmental  remediation expense.  The Company retains title to a parcel of land adjacent to the property sold in 2003.  This parcel is classified  as other  non-current  assets,  in the amount of $2.0 million,  on the consolidated  balance sheet at December 31, 2005 and 2004.

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

QUALIFIED PENSION PLANS

      The  Company's   defined  benefit  plan,  the  WHX  Pension  Plan,  covers
substantially  all WHX and H&H employees  and certain  employees of WHX's former subsidiary,  WPC. The WHX Pension Plan was  established in May 1998, as a result of the merger of the former Handy & Harman plans,  which  covered  substantially all H&H employees, and the WPC plan. The WPC plan, covering most USW represented employees  of WPC was created  pursuant  to a  collective  bargaining  agreement ratified on August 12, 1997. Prior to that date,  benefits were provided through
a  defined   contribution  plan,  the   Wheeling-Pittsburgh   Steel  Corporation
Retirement Security Plan ("RSP"). The assets of the RSP were merged into the WPC plan as of  December  1,  1997.  Under the terms of the WHX  Pension  Plan,  the benefit  formula and  provisions for the WPC and H&H  participants  continued as they were designed under each of the respective plans prior to the merger.

      The qualified  pension  benefits under the WHX Pension Plan were frozen as of December 31, 2005 and April 30, 2006 for hourly and  salaried  non-bargaining participants,  respectively,  with the exception of a single  operating  unit. A related curtailment charge of $0.5 million was recorded in the fourth quarter of
2005.  Future  benefits  for the  impacted  employees  will be provided  through additional contributions to the defined contribution plan.

      As  discussed  in  Note  4,  WPC  Group  employees  ceased  to  be  active participants  in the WHX Pension  Plan  effective  July 31, 2003 and as a result such  employees will no longer accrue  benefits under the WHX Plan.  Pursuant to the provisions of SFAS 88, this event  constituted a curtailment of the WHX Plan and  required  WHX  to  revalue  the  pension  liability  as of  July  31,  2003
("re-measurement date"). The curtailment resulted in a pre-tax,  non-cash charge to income of $36.6 million in the third quarter of 2003.

      In addition,  a special  termination benefit was provided to 540 WPC Group employees.  In the third  quarter of 2003,  WHX  recognized a non-cash,  pre-tax charge of $11.5 million relating to this benefit.

      The December 31, 2005 valuation  resulted in a minimum  liability of $65.6 million, which is $18.9 million greater than the amount recorded at December 31,
2004.  Additionally,  the December 31, 2005 valuation  resulted in a decrease to the intangible  asset of $0.9 million.  As a result WHX recorded a corresponding charge to other comprehensive income of $19.8 million.

      Pension  benefits  for the WHX and H&H  participants  included  in the WHX
Pension Plan are based on years of service and the amount of compensation at the time of retirement. However, as noted above, the qualified pension benefits were frozen for most participants.

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
Upon  retirement,  participants  who are  eligible  for the WHX Pension Plan and maintain  RSP account  balances  will  normally  receive  benefits  from the WHX
Pension Plan.  When these  participants  become  eligible for benefits under the
Plan,  their  vested  balances in the RSP Plan become  assets of the WHX Pension
Plan. Aggregate account balances held in trust in individual employees' accounts totaled $125 million at December 31, 2005. Such individual  account balances can only be utilized to fund all or a portion of the respective  individual's  gross pension  benefit as determined by the defined  benefit plan's  benefit  formula.
These assets cannot be utilized to fund any of the net benefit that is the basis for determining  the defined  benefit plan's benefit  obligation at December 31,
2005.

      The  Company's  funding  policy is to  contribute  annually an amount that satisfies the minimum funding standards of ERISA. Prior to 2004, the Company had not been required to make any such  contributions due to the plan's fully funded status. The Company contributed $1.2 million and $6.0 million to the WHX Pension
Plan in 2005 and 2004 respectively. As more fully described in Note 1a, in 2006, the  Company  applied to the IRS for a funding  waiver  with  respect to the WHX
Pension Plan.

      In addition to the WHX Pension  Plan,  H&H provided  pension  coverage for employees of its former U.K. subsidiary through a separate plan governed by U.K.
statutory requirements.  In 2004, H&H liquidated its former U.K. subsidiary with no further obligation to contribute to its pension plan.

      The  measurement  date for plan  obligations  is December 31. The discount rate is the rate at which the plan's  obligations  could be effectively  settled and is based on high quality bond yields as of the measurement date.

The following table presents a  reconciliation  of beginning and ending balances of the projected benefit obligation.

                                             Domestic Plan                    Foreign Plan
                                     -----------------------------     ----------------------------
                                         2005             2004             2005            2004
                                     ------------     ------------     ------------    ------------
                                                             (IN THOUSANDS)

Benefit obligation at January 1      $    410,186     $    388,464     $         --    $     10,405
Service cost                                1,244              978               --              --
Interest cost                              23,007           24,326               --              --
Actuarial loss                             23,455           30,101               --              --
Benefits paid                             (34,223)         (41,267)              --              --
Plan amendments - implementation               --              820               --              --
Curtailments                               (1,079)              --               --              --
Liquidation of subsidiary                      --               --               --         (10,405)
Transfers from RSP                          1,464            6,764               --              --
                                     ------------     ------------     ------------    ------------
Benefit obligation at December 31    $    424,054     $    410,186     $         --    $         --
                                     ============     ============     ============    ============

The following  table presents the beginning-of-year and end-of-year  accumulated benefit obligation.

                                                        Domestic Plan                    Foreign Plan
                                                 ----------------------------    ----------------------------
                                                     2005            2004            2005            2004
                                                 ------------    ------------    ------------    ------------
                                                                        (IN THOUSANDS)
Accumulated benefit obligation at January 1      $    408,852    $    386,990    $         --    $     10,405
Accumulated benefit obligation at December 31         424,054         408,852              --              --

The following table presents weighted-average assumptions used to determine benefit obligations at December 31,

                                       Domestic Plan            Foreign Plan
                                     -----------------       ------------------
                                      2005       2004        2005          2004
                                     -----------------       ------------------

Discount rate                        5.50%       5.75%        N/A           N/A
Rate of compensation increase        4.00%       4.00%        N/A           N/A

The following table presents a  reconciliation  of beginning and ending balances of the fair value of plan assets.

                                                    Domestic Plan                     Foreign Plan
                                            -----------------------------     ----------------------------
                                                2005             2004             2005             2004
                                            ------------     ------------     ------------    ------------
                                                                    (IN THOUSANDS)

Fair value of plan assets at January 1      $    343,374     $    339,310     $         --    $      5,807
Actual returns on plan assets                     30,444           32,543               --              --
Benefits paid                                    (34,223)         (41,267)              --              --
Company contributions                              1,178            6,024               --              --
Liquidation of subsidiary                             --               --               --          (5,807)
Transfers from RSP                                 1,464            6,764               --              --
                                            ------------     ------------     ------------    ------------
Fair value of plan assets at December 31    $    342,237     $    343,374     $         --    $         --
                                            ============     ============     ============    ============

Funded status                               $    (81,817)    $    (66,812)    $         --    $         --
Unrecognized prior service cost                      586            1,450               --              --
Unrecognized actuarial loss                       65,015           46,576               --              --
Unrecognized transition obligation                    --               --               --              --
                                            ------------     ------------     ------------    ------------
Net amount recognized                       $    (16,216)    $    (18,786)    $         --    $         --
                                            ============     ============     ============    ============

      Employer  contributions  consist of funds paid from employer assets into a qualified pension trust account.

      WHX's domestic pension plan weighted-average asset allocations at December
31, 2005 and 2004, by asset category, are as follows:

                                                             Plan Assets
                                                        2005            2004
                                                    ------------    -----------
ASSET CATEGORY
Equity Securities                                             42%            39%
Debt Securities                                                6%             8%
Convertible Securities                                         8%             8%
Cash                                                           5%             1%
Other (Hedge Funds)                                           39%            44%
                                                    ------------    -----------
   Total                                                     100%           100%
                                                    ============   ============

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

The funded  status of the  plans,  reconciled  to the  amounts  reported  on the balance sheet, follows.

The following table provides the amount  recognized in the consolidated  balance sheets as of December 31:

                                                  Domestic Plan                    Foreign Plan
                                          -----------------------------     ----------------------------
                                              2005             2004             2005            2004
                                          ------------     ------------     ------------    ------------
                                                                   (IN THOUSANDS)

Accrued pension liability                 $    (16,216)    $    (18,786)    $         --    $         --
Additional minimum pension liability           (65,601)         (46,692)              --              --
Intangible pension asset                           586            1,450               --              --
Accumulated other comprehensive income          65,015           45,242               --              --
                                          ------------     ------------     ------------    ------------
Net liability recognized                  $    (16,216)    $    (18,786)    $         --    $         --
                                          ============     ============     ============    ============

The following table presents the components of net periodic pension cost.

                                                Domestic Plan                         Foreign Plan
                                      ----------------------------------     --------------------------------
                                        2005         2004         2003         2005        2004        2003
                                      --------     --------     --------     --------    --------    --------
                                                                   (IN THOUSANDS)

Service cost                          $  1,244     $    978     $  4,182     $     --    $     --    $    250
Interest cost                           23,007       24,326       22,129           --          --         563
Expected return on plan assets         (27,775)     (27,947)     (24,590)          --          --        (383)
Amortization of prior service cost         155           86        3,393                       --          --
Recognized actuarial loss                1,268           --           --           --          --         279
Amortization of unrecognized
  transition obligation                     --           --           --           --          --           4
                                      ----------------------------------     --------------------------------
                                        (2,101)      (2,557)       5,114           --          --         713
                                      ----------------------------------     --------------------------------
Curtailment  loss (a)                      709           --       36,629           --          --          --
Special termination benefit charge          --           --       11,472           --          --          --
                                      ----------------------------------     --------------------------------
                                      $ (1,392)    $ (2,557)    $ 53,215     $     --    $     --    $    713
                                      ==================================     ================================

(a) $232 of the  curtailment  loss in 2005 relates to the Wire Group and as such is included in net loss of discontinued operations.

The following table presents weighted-average  assumptions used to determine net periodic benefit cost for years ended December 31,

                                           Domestic Plan                              Foreign Plan
                                  ------------------------------------    ----------------------------------
                                  2005        2004           2003         2005          2004           2003
                                  --------------------------------------------------------------------------
Discount rate                     5.75%       6.25%          6.75% (a)     N/A           N/A           5.60%
Expected return on assets         8.50%       8.50%          8.50%         N/A           N/A           7.00%
Rate of compensation increase     4.00%       4.00%          4.00%         N/A           N/A           3.40%

(a)   discount rate of 6.75%  applied for the period  January 1 through July 31,
      2003.  The  discount  rate  was  changed  to 6.50%  for the  remeasurement effective August 1, 2003.

      In  determining  the  expected  long-term  rate of return on  assets,  the
Company evaluated input from its investment consultants, investment managers and actuaries.  In addition, the Company considered its historical compound returns, which have been in excess of the Company's  forward-looking returns. The Company determines its actuarial  assumptions for its pension and post retirement plans, after consultation with its actuaries,  on December 31 of each year to calculate liability information as of that date and pension and

postretirement  expense for the following  year. The discount rate assumption is derived from the rate of return on high-quality  bonds as of December 31 of each year.

CONTRIBUTIONS

      The estimated  minimum  funding  requirements  for the WHX Pension Plan in
2006,  2007,  2008 and through 2011 are $20.6 million,  $2.7 million,  $0.0, and
$16.7 million  respectively.  Cash funding  requirements are developed  annually from actuarial valuations in accordance with ERISA. Inherent in these valuations are assumptions including discount rates,  mortality,  retirement,  turnover and expected  long-term  rates of return on plan  assets.  Material  changes in cash funding requirements may occur in the future due to changes in these assumptions or if certain assumptions are not realized. At the present time the Company does not have funds  available to make the 2006  minimum  funding  requirements.  The
Company  has  applied to the IRS for a funding  waiver for the 2005 and the 2006 plan years, but the IRS has since limited this request to the 2005 plan year. If granted,  this waiver  would  change the minimum  funding  requirements  to $9.9 million,  $10.0 million, $7.9 million and $18.3 million in 2006, 2007, 2008, and through 2011, respectively.

BENEFIT PAYMENTS

      Estimated  future benefit payments for the WHX Pension Plan are as follows
(in thousands):

                              2006         $ 34,523
                              2007           32,625
                              2008           32,310
                              2009           32,067
                              2010           31,952
                       2011 - 2015          151,843

NON-QUALIFIED PENSION PLANS

      In addition to the  aforementioned  benefit plans, H&H has a non-qualified pension  plan for certain  current and retired  employees.  On March 4, 2005 WHX adopted the WHX Corporation Supplemental Executive Retirement Plan, effective as of February 1, 2004, which provides for specified benefits to be paid to certain of its  employees.  The WHX Corporate  Supplemental  Executive  Retirement  Plan
(SERP)  benefits were settled as of August 5, 2005,  in accordance  with SFAS 88 and this plan was terminated on December 29, 2005.

      The measurement date for plan obligations is December 31.

The following table presents a  reconciliation  of beginning and ending balances of the projected benefit obligation for these non-qualified plans.

                                                         2005           2004
                                                      ----------     ----------
                                                           (IN THOUSANDS)

Benefit obligation at January 1                       $    2,475     $    1,101
Service cost                                                 135            194
Interest cost                                                 93            130
Actuarial (gain) loss                                        (43)           141
Plan implementation                                           --            919
Benefits paid                                               (569)           (10)
Adjustment due to legal settlement                          (540)            --
Curtailment                                                 (612)            --
                                                      ----------     ----------
Benefit obligation at December 31                     $      939     $    2,475
                                                      ==========     ==========

The following  table presents the beginning-of-year and end-of-year  accumulated benefit obligation.

                                                        2005              2004
                                                       -------           -------
                                                            (In Thousands)
Accumulated benefit obligation at January 1            $ 1,060           $   553
Accumulated benefit obligation at December 31              627             1,060

The following  table  presents  weighted-average  assumptions  used to determine benefit obligations at December 31,

                                            2005          2004
                                         ---------     ---------

Discount rate                                 5.50%         5.75%
H&H rate of compensation increase             5.00%         5.00%
WHX rate of compensation increase             4.00%         4.00%

The funded  status of the  plans,  reconciled  to the  amounts  reported  on the balance sheets as of December 31 follows:

                                                      2005             2004
                                                  ------------     ------------
                                                         (IN THOUSANDS)
Projected benefit obligation                      $       (939)    $     (2,475)
Fair value of assets                                        --               --
                                                  ------------     ------------
Funded status                                             (939)          (2,475)
Unrecognized prior service cost                             87            1,068
Unrecognized loss                                          110              166
                                                  ------------     ------------
Net amount recognized                             $       (742)    $     (1,241)
                                                  ============     ============

The following table presents the amounts recognized in the consolidated  balance sheets for these non-qualified plans as of December 31:

                                                      2005             2004
                                                  ------------     ------------
                                                         (IN THOUSANDS)

Accrued pension liability                         $       (742)    $     (1,241)
Additional minimum pension liability                        --             (310)
Intangible pension asset                                    --              310
Accumulated other comprehensive income                      --               --
                                                  ------------     ------------
Net liability recognized                          $       (742)    $     (1,241)
                                                  ============     ============

The following table presents the components of net periodic pension cost for the non-qualified pension plans.

                                                   2005        2004       2003
                                                 -------     -------    -------
                                                         (IN THOUSANDS)

Service Cost                                     $   135     $   194    $    98
Interest Cost                                         93         130         58
Amortization of Prior Service Cost                    51          84         23
Amortization of Actuarial Gain (loss)                  3          --        (16)
Special Termination Benefit                           --          --        570
Curtailment-net                                      243          --         --
Adjustment due to legal settlement                  (456)         --         --
Other                                                 13          --         --
                                                 -------     -------    -------
                                                 $    82     $   408    $   733
                                                 =======     =======    =======

The following table presents weighted-average  assumptions used to determine net periodic benefit cost for years ended December 31,

                                             2005        2004        2003
                                          --------------------------------

Discount rate                                 5.75%       6.25%       6.25%
H&H rate of compensation increase             5.00%       5.00%       5.00%
WHX rate of compensation increase             4.00%       4.00%       4.00%

CONTRIBUTIONS

      The non-qualified plan is not funded.  Employer contributions are equal to annual benefit payments.

BENEFIT PAYMENTS

      There are no future benefits to be paid from the WHX non-qualified pension plan.  Estimated  future benefit  payments for the Handy & Harman  non-qualified plan are as follows (in thousands):

                            2006              389
                            2007                6
                            2008                5
                            2009                5
                            2010                5
                     2011 - 2015               22

401(K) PLANS

      Certain H&H employees  participate in an H&H sponsored savings plan, which qualifies  under Section 401(k) of the Internal  Revenue Code. This savings plan allows  eligible  employees  to  contribute  from 1% to 15% of their income on a pretax basis.  H&H matches 50% of the first 3% of the  employee's  contribution.
Until  the 4th  Quarter  of 2004,  most of  H&H's  matching  contributions  were invested in shares of WHX common stock and became immediately vested.  After the
4th Quarter of 2004,  all  matching  contributions  were in cash.  The charge to operations  for the Company's  matching  contribution  amounted to $0.7 million,
$0.7 million, and $0.7 million, for 2005, 2004 and 2003, respectively.

      The number of shares of the Company's  pre-bankruptcy  filing common stock held by the H&H 401(k) plan was  465,277  and  353,734 at December  31, 2004 and
2003, respectively. On July 21, 2005, WHX Corporation's Chapter 11 Plan of

Reorganization  was  confirmed  by the U. S.  Bankruptcy  Court for the Southern
District of New York.  The Plan became  effective on July 29,  2005.  Holders of
WHX's  pre-bankruptcy  filing common stock  received no  distribution  under the
Plan.

OTHER POSTRETIREMENT BENEFITS

      Certain current and retired employees of H&H are covered by postretirement medical benefit plans.  The benefits  provided are for medical and  prescription drugs.  Contributions from a majority of the participants are required,  and for those retirees and spouses the Company's payments are capped.

      The measurement date for plan obligations is December 31.

      The  following  table  presents a  reconciliation  of beginning and ending balances of the Accumulated Postretirement Benefit Obligation ("APBO"):

                                                              2005        2004
                                                            -------     -------
                                                               (IN THOUSANDS)

APBO at January 1,                                          $ 8,621     $ 8,527
Service cost                                                     69          61
Interest cost                                                   493         521
Actuarial loss                                                2,039         596
Plan amendments                                              (2,128)         --
Benefits paid (net)                                          (1,218)     (1,084)
Medicare part D recognition                                    (422)         --
                                                            -------     -------
APBO at December 31,                                        $ 7,454     $ 8,621
                                                            =======     =======

The above H&H other post-retirement benefit plans are unfunded.

The following  table  presents  weighted-average  assumptions  used to determine benefit obligations at December 31,

                                                           2005            2004
                                                           --------------------

Discount rate                                              5.50%           5.75%
Health care cost trend rate - initial                      9.00%          10.00%
Health care cost trend rate - ultimate                     5.00%           5.00%
Year ultimate is reached                                   2010            2008

      Three of the Company's  subsidiaries  amended their other post  retirement benefit  plans  in  2005  to  cease  providing  prescription  drug  benefits  to participants older than age 65. The adjustments  recognized as a result of these amendments  in 2005 were $2.1  million,  of which $0.3 million will be amortized through net  periodic  cost in 2006.  At the end of 2005,  one of the  Company's subsidiaries provided prescription drug benefits which were at least actuarially equivalent to Medicare part D and applied for the government subsidy in 2005

      At December 31, 2005, the health care cost trend rate was 9% decreasing to an ultimate  rate of 5% by the year 2010.  A one  percentage  point  increase in healthcare  cost  trend  rates  in each  year  would  increase  the  accumulated postretirement  benefit  obligation  as of December 31, 2005 by $0.7 million and the  aggregate of the service cost and interest  cost  components of 2005 annual expense by $56,000.  A one percentage  point  decrease in healthcare  cost trend rates  in each  year  would  decrease  the  accumulated  postretirement  benefit obligation  as of December  31, 2005 by $0.6  million and the  aggregate  of the service cost and interest cost components of 2005 annual expense by $46,000.

The following table presents the amounts recognized in the consolidated  balance sheets for this plan as of December 31:

                                                      2005             2004
                                                  ------------     ------------
                                                         (IN THOUSANDS)

Funded Status                                     $     (7,454)    $     (8,621)
Unrecognized Prior Service Cost                         (1,257)             988
Unrecognized Actuarial Loss                              1,591               --
                                                  ------------     ------------
Net amount recognized                             $     (7,120)    $     (7,633)
                                                  ============     ============

The  following  table  presents  the  components  of net  periodic  cost for the postretirement medical benefit plans:

                                                  2005        2004         2003
                                                 -----       -----        -----
                                                        (IN THOUSANDS)

Service Cost                                     $  69       $  61        $  37
Interest Cost                                      493         521          475
Amortization of Prior Service Cost                 109         109           18
Amortization of Actuarial Gain                      35         (21)        (158)
                                                 -----       -----        -----
                                                 $ 706       $ 670        $ 372
                                                 =====       =====        =====

Weighted average  assumptions used to determine net postretirement  cost for the three years ended December 31 were as follows:

                                           2005           2004           2003
                                        -----------    -----------   ----------
Discount rate                              5.75%          6.25%          6.25%
Health care cost trend rate - initial      10.00%         10.00%        10.00%
Health care cost trend rate - ultimate     5.00%          5.00%          5.00%
Year ultimate is reached                    2008           2007          2006

CONTRIBUTIONS

      Employer  contributions  are expected to be $0.7 million for the 2006 plan year.

BENEFIT PAYMENTS

      Expected benefit payments are as follows (in thousands):

                              2006              661
                              2007              654
                              2008              577
                              2009              542
                              2010              509
                       2011 - 2015            2,342

      One of the  Company's  postretirement  welfare  plans is  affected  by The
Medicare  Prescription  Drug,  Improvement  and  Modernization  Act of 2003 (the
"Act").  Beginning  in 2006,  the Act  provides  a federal  subsidy  payment  to companies  providing  benefit plans that meet certain  criteria  regarding their generosity.  The Company expects to receive those subsidy payments.  The Company has accounted for the Act in accordance  with FASB Staff Position No. FAS 106-2, which required, in the Company's case, recognition on July 1, 2004. The adoption of FSP 106-2 on July 1,  2004 did not have a  material  impact on the  Company's financial  statements.  The effect of the Medicare Part D subsidy is expected to reduce the Company's future contributions by approximately 14%.

      The Company has an Executive  Post-Retirement Life Insurance Program which provides for life insurance  benefits equal to three and one half times payroll, as defined for certain Company executives upon their retirement.  Under FAS 106, the Company is

required to recognize  in its  financial  statements  an annual cost and benefit obligation  related  to  estimated  future  benefit  payments  to be made to its current and retired  executives.  Funding for these  obligations are made by the
Company

The following table presents a  reconciliation  of beginning and ending balances of the Executive Life Insurance Obligation ("APBO"):

                                                       2005             2004
                                                   ------------     ------------
                                                          (IN THOUSANDS)

APBO at January 1,                                 $        842     $        600
Service cost                                                121               99
Interest cost                                                55               44
Actuarial  loss                                              74               99
Curtailment                                                (193)              --
                                                   ------------     ------------
APBO at December 31,                               $        899     $        842
                                                   ============     ============

Weighted  average  assumptions  used to determine the executive  life  insurance benefit obligations at December 31 were as follows:

                                         2005           2004           2003
                                     -------------  -------------  ------------
Discount rate                            5.50%          5.75%          6.25%

The following table presents the amounts recognized in the consolidated  balance sheets for this plan as of December 31:

                                                      2005             2004
                                                  ------------     ------------
                                                         (IN THOUSANDS)

Funded Status                                     $       (899)    $       (842)
Unrecognized loss                                           --               99
                                                  ------------     ------------
Net amount recognized                             $       (899)    $       (743)
                                                  ============     ============

The  following  table  presents  the  components  of net  periodic  cost for the
Executive Life Insurance Obligation:

                                         2005           2004           2003
                                      ----------     ----------     ----------
                                                                   (AS RESTATED)
                                                   (IN THOUSANDS)

Service Cost                          $      121     $       99     $      174
Interest Cost                                 55             44             70
Curtailment                                  (21)            --           (378)
Amortization of Actuarial Loss                 1             --              3
                                      ----------     ----------     ----------
                                      $      156     $      143     $     (131)
                                      ==========     ==========     ==========

Weighted average  assumptions used to determine the executive life insurance net periodic cost for the years ended December 31 were as follows:

                                        2005           2004           2003
                                    -------------  -------------  ------------
Discount rate                           5.75%          6.25%          6.75%
Rate of compensation increase           4.00%          4.00%          4.00%

CONTRIBUTIONS

      No employer contributions are expected to be made for the 2006 plan year.

BENEFIT PAYMENTS

      Expected benefit payments are as follows (in thousands):

                               2006               --
                               2007              704
                               2008               --
                               2009               --
                               2010               --
                        2011 - 2015               --

NOTE 7 - INCOME TAXES

      The  provision  for (benefit  from) income taxes for the three years ended
December 31 is as follows:

                                                     2005          2004           2003
                                                  ----------    ----------     ----------
                                                                              (AS RESTATED)
                                                              (IN THOUSANDS)

INCOME TAXES
Current
              Federal tax provision               $       --    $       --     $       --
              State tax provision                      1,392         1,544          1,400
              Foreign tax provision                      651           426            303
                                                  ----------    ----------     ----------
                    Total income taxes current         2,043         1,970          1,703
                                                  ----------    ----------     ----------
Deferred
              Federal tax provision                      258           258         11,620
              State tax provision (benefit)               37           (64)          (226)
              Foreign tax provision                        4             8            111
                                                  ----------    ----------     ----------
Income tax provision                              $    2,342    $    2,172     $   13,208
                                                  ==========    ==========     ==========

COMPONENTS OF TOTAL INCOME TAXES
Continuing operations                             $    2,342    $    2,172     $   13,208
Discontinued operations                                   --            --             --
                                                  ----------    ----------     ----------
Income tax provision                              $    2,342    $    2,172     $   13,208
                                                  ==========    ==========     ==========

      There is no tax provision associated with discontinued  operations,  since such operations were  generating tax losses in the  jurisdictions  in which they operated and due to the Company's loss position in these same jurisdictions, the
Company does not anticipate realizing a benefit associated with the discontinued
operations tax losses.

      Deferred  income taxes result from temporary  differences in the financial reporting  basis and tax basis of assets and  liabilities.  The amounts shown on the  following  table  represent  the total  differences  between the  Company's consolidated  tax return basis of assets and liabilities  and the  corresponding basis for financial reporting.

DEFERRED INCOME TAX SOURCES

                                                            2005         2004
                                                          --------     --------
                                                              (IN THOUSANDS)
ASSETS
Postretirement and postemployment employee benefits       $  2,590     $  2,872
Net operating loss carryforwards                            42,105       40,594
Capital loss carryforward                                    1,394        1,394
Additional minimum pension liability                        22,755       15,791
Minimum tax credit carryforwards                             1,850        1,850
Inventory                                                    2,315          400
Pension                                                      5,675        6,575
Environmental costs                                         10,028       10,731
Accrued expenses                                             3,323        3,330
Miscellaneous other                                            538          342
                                                          --------     --------
Deferred tax assets                                         92,573       83,879
                                                          --------     --------

LIABILITIES
Property plant and equipment                                (4,551)      (4,116)
Intangible assets                                           (1,616)      (1,358)
State income taxes                                            (620)        (583)
Foreign - net                                                 (123)        (119)
                                                          --------     --------
Deferred tax liability                                      (6,910)      (6,176)
                                                          --------     --------
Valuation allowance                                        (88,022)     (79,763)
                                                          --------     --------
Net deferred income tax liability                         $ (2,359)    $ (2,060)
                                                          ========     ========

      Net  deferred  tax  assets  amounting  to $88.0  million  have been  fully reserved  since,  in the opinion of management,  it is more likely than not that such tax benefits will not be realized in future  periods.  Included in deferred tax assets at December  31, 2005 are federal net  operating  loss  carryforwards
(NOL's) of $120.3 million.  These NOL's expire between 2006 and 2025. Management performs a  periodic  evaluation  of  deferred  tax  assets and will  adjust the valuation allowance as circumstances  warrant.  Also included in deferred income tax assets is a capital loss  carryforward of $4.0 million related  primarily to the sale of the WPC $10.0 million note.

      Upon  its  emergence  from  bankruptcy  on  July  29,  2005,  the  Company experienced  an  ownership  change as  defined by  Section  382 of the  Internal
Revenue  Code,  which  imposes  annual  limitations  on the  utilization  of net operating carryforwards post ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations.  Under this exception,  the  annual  limitation  imposed by Section  382  resulting  from an ownership change will not apply.  Instead,  the net operating loss carryforwards must be  reduced  by  certain  interest  expense  paid to  creditors  who became stockholders as a result of the bankruptcy  reorganization.  Thus, the Company's net  operating  losses of $120.3  million  as of  December  31,  2005  reflect a reduction of $31.0 million. Additionally, if the Company should undergo a second
ownership   change  within  two  years  of  July  29,  2005  (the  date  of  the reorganization)  its remaining net operating losses would effectively be reduced to  zero.  Accordingly,  in order to avoid  subsequent  ownership  changes,  the
Company's new charter  contains a 5% ownership  limit  pursuant to which certain transfers of the Company's shares will be limited.

      In 2003,  WHX reduced its minimum  pension  liability  with  corresponding credits to other comprehensive income and intangible pension asset. The deferred tax asset of $13.4 million associated with this reduction in the minimum pension liability was charged to other  comprehensive  income. In addition,  the Company established a valuation  allowance  against the $5.3 million  deferred tax asset related to the remaining minimum pension liability. This valuation allowance was charged to the 2003 deferred tax provision.

      Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries.  These earnings have been permanently  reinvested,  and the Company  does not plan to initiate  any action  that would  precipitate  the payment of income taxes thereon.  In 2005 and 2004, the Company had $4.2 million and $3.8 million, respectively of undistributed foreign earnings.

      Total  state and  foreign  income  taxes paid in 2005,  2004,  and 2003 by continuing  operations  were  $1.9  million,  $1.0  million,  and $0.6  million, respectively.

      For Federal income tax purposes,  the statute of limitations  for audit by the  Internal  Revenue  Service  ("IRS")  is open for years 2002  through  2005.
Management believes it has adequately provided for all taxes on income.

      The  provision  for  income  taxes  differs  from the amount of income tax determined by applying the applicable U.S.  statutory Federal income tax rate to pretax income as follows:

                                                                       Year Ended December 31
                                                               2005             2004             2003
                                                           ----------------------------------------------
                                                                                            (AS RESTATED)
                                                           ----------------------------------------------
                                                                           (IN THOUSANDS)

Loss from continuing operations before taxes               $    (28,108)    $   (119,774)    $   (138,041)
Discontinued operations                                          (4,207)         (18,498)          (8,675)
                                                           ------------     ------------     ------------
Loss before taxes                                          $    (32,315)    $   (138,272)    $   (146,716)
                                                           ============     ============     ============

Tax benefit at statutory rate                              $    (11,310)    $    (48,395)    $    (51,351)
Increase (decrease)  in tax due to:
   Equity earnings of foreign affiliates                            (77)             (44)             (34)
   Non deductible goodwill impairment charge                         --           27,926           23,570
   State income tax, net of Federal effect                          942              940              684
   Increase in valuation allowance                               12,084           24,958           46,999
   Sale of WPC note                                                  --           (3,500)              --
   Net effect of foreign tax rate                                   537              114              179
   Benefit of current year losses of
     non-consolidated subsidiary (WPC)                               --               --           (7,095)
   Other                                                            166              173              256
                                                           ------------     ------------     ------------
Tax provision                                              $      2,342     $      2,172     $     13,208
                                                           ============     ============     ============

      The WPC Group was included in the  consolidated  Federal income tax return of WHX  through  August 1,  2003,  after  which the WPC Group  filed a  separate
Federal income tax return.

NOTE 8 - SHORT TERM INVESTMENTS

      In the first  quarter of 2003 the Company  purchased an aircraft for $19.3 million,  which it sold in the  first  quarter  of 2004 for $19.3  million.  The aircraft is  included  in other  current  assets on the  Company's  consolidated balance sheet at December 31, 2003.

NOTE 9 - INVENTORIES

                                                                               December 31
                                                                          2005             2004
                                                                      ------------     ------------
                                                                            (IN THOUSANDS)

Finished products                                                     $     17,804     $     16,366
In-process                                                                   4,851            6,199
Raw materials                                                               19,226           18,931
Fine and fabricated precious metal in various stages of completion          24,266           17,093
                                                                      ------------     ------------
                                                                            66,147           58,589
LIFO reserve                                                                (5,169)            (285)
                                                                      ------------     ------------
                                                                      $     60,978     $     58,304
                                                                      ============     ============

      During 2003 precious metal inventory quantities were reduced, resulting in liquidations of LIFO  inventories.  This reduction  resulted in a liquidation of
LIFO  inventory  quantities  carried at lower  costs  prevailing  in prior years compared with the cost of 2003 purchases,  the effect of which increased pre-tax income by  approximately  $0.9 million.  The operating  income for 2004 and 2003 includes a non-cash  charge to cost of goods  sold  resulting  from the lower of cost or  market  adjustment  to  precious  metal  inventories  in the  amount of approximately $1.0 million and $1.6 million, respectively.

      Certain  customers and suppliers of the H&H Precious  Metal Segment choose to do business on a "toll" basis.  Such customers and suppliers furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier.  When the  customer's  precious  metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this toll precious  metal is not included in the Company's  balance  sheet.  Up until
March 2004,  the Company  maintained a consignment  arrangement  with respect to most of its  precious  metal  inventory.  Consequently,  to the extent  that the quantity of customer  and supplier  precious  metal,  as well as precious  metal owned by the Company,  did not meet  operating  needs,  the Company would either consign or buy precious metal. At December 31, 2003,  1,605,000 ounces of silver and 14,617 ounces of gold were  consigned to the Company under this  consignment facility. The weighted-average  consignment rates under the Consignment Facility for gold and silver were 4.75% and 4.58% per annum, respectively at December 31,
2003, based on the market value of the related  consigned  precious metal.  This consignment  facility  was  terminated  on  March  30,  2004  and H&H  purchased approximately $15.0 million of precious metal.

The  following  table   summarizes   customer  toll  and  owned  precious  metal
quantities:

                                                            December 31
                                                    ----------------------------
                                                        2005             2004
                                                    ------------    ------------

Silver ounces:
  Customer metal                                          79,442         124,000
  H&H owned metal                                      1,537,900       1,347,900
                                                    ------------    ------------
        Total                                          1,617,342       1,471,900
                                                    ============    ============

Gold ounces:
  Customer metal                                             305           1,347
  H&H owned metal                                         19,417          14,617
                                                    ------------    ------------
        Total                                             19,722          15,964
                                                    ============    ============

Palladium ounces:
  Customer metal                                           1,060           1,296
                                                    ============    ============

Supplemental inventory information:

                                                          December 31
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------
                                                (IN THOUSANDS, EXCEPT PER OUNCE)

Precious metals stated at LIFO cost               $     19,097    $     16,807
Market value per ounce:
   Silver                                                8.910           6.845
   Gold                                                 516.00          435.60
   Palladium                                            255.00          184.00

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT

                                                            December 31
                                                    ----------------------------
                                                         2005            2004
                                                    ------------    ------------
                                                           (IN THOUSANDS)

Land                                                $      7,490    $      7,398
Buildings, machinery and equipment                       151,764         138,141
Construction in progress                                   8,115           5,965
                                                    ------------    ------------
                                                         167,369         151,504
Accumulated depreciation and amortization                 76,219          67,039
                                                    ------------    ------------
                                                    $     91,150    $     84,465
                                                    ============    ============

      Depreciation  expense for continuing  operations for the years 2005,  2004 and 2003 was $12.7 million, $12.5 million and $12.7 million, respectively.

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

      Goodwill consisted of the following at December 31, 2005, 2004 and 2003:

The changes in the  carrying  amount of goodwill by  reportable  segment for the year ended December 31, 2005 were as follows:

(IN THOUSANDS)

                                 Precious                Engineered
                                  Metals      Tubing      Materials       Total
                                ---------    ---------   ----------    ---------

Balance as of January 1, 2005   $      --    $   1,895    $  47,551    $  49,446
Impairment loss                        --           --           --           --
                                ---------    ---------    ---------    ---------
Balance at December 31, 2005    $      --    $   1,895    $  47,551    $  49,446
                                =========    =========    =========    =========

The changes in the  carrying  amount of goodwill by  reportable  segment for the year ended December 31, 2004 were as follows:

(IN THOUSANDS)

                                         Precious                     Engineered
                                          Metals         Tubing        Materials      Total
                                        ----------     ----------     ----------    ----------
Balance as of January 1, 2004           $   45,630     $   36,404     $   47,551    $  129,585
Impairment loss                            (45,630)       (34,158)            --       (79,788)
Adjustment to pre-aquisition reserve                           --             --            --
Pre acquisition foreign NOL utilized            --           (351)            --          (351)
                                        ----------     ----------     ----------    ----------
Balance at December 31, 2004            $       --     $    1,895     $   47,551    $   49,446
                                        ==========     ==========     ==========    ==========

The changes in the  carrying  amount of goodwill by  reportable  segment for the year ended December 31, 2003 were as follows:

(IN THOUSANDS)

                                           Precious           Wire &         Engineered
                                            Metals            Tubing          Materials          Total
                                        -------------     -------------     -------------    -------------
Balance as of January 1, 2003           $      83,992     $      65,598     $      47,551    $     197,141
Impairment loss                               (38,362)          (28,981)               --          (67,343)
Pre acquisition foreign NOL utilized               --              (213)               --             (213)
                                        -------------     -------------     -------------    -------------
Balance at December 31, 2003            $      45,630     $      36,404     $      47,551    $     129,585
                                        =============     =============     =============    =============

      There was no  goodwill  impairment  in 2005.  The  Company  conducted  the required annual goodwill  impairment review for 2004, and with the assistance of a third party  specialist  computed  updated  valuations for each reporting unit using a discounted cash flow approach and market approach.  Based on the results of this review the Company recorded a $79.8 million non-cash goodwill impairment charge relating to the following businesses: $34.2 million for specialty tubing,
$45.6 million for precious  metals.  The Company  recorded these charges because the fair value of goodwill, as determined by estimated cash flow projections and data on market  comparables,  was less than the reporting units' carrying value.
The  decrease in value was related to a reduction  in the  projection  of future profitability,  increased  working  capital  requirements,  and  changes  in the discount rates.

      In 2003 the Company recorded a $67.3 million non-cash goodwill  impairment charge relating to the following businesses: $29.0 million for specialty tubing, and $38.3 million for precious metal plating. The Company recorded these charges because  the fair  value of  goodwill,  as  determined  by  estimated  cash flow projections, was less than the reporting units' carrying value.

      As of December  31, 2005 and 2004,  the Company had $0.6  million and $0.5 million,  respectively,  of other intangible  assets,  which will continue to be amortized over their remaining useful lives ranging from 3 to 17 years.

NOTE 12 - DEBT

Debt at December 31, 2005 and 2004 is as follows:

                                                        Year Ended December 31
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------
                                                          (IN THOUSANDS)

WHX Senior Notes due 2005, 10 1/2%                  $         --    $     92,820
H&H Term Loan - related party                             70,627              --
H&H Credit Facility - Term Loan A                         22,664          19,301
H&H Term Loan - Term Loan B                                   --          71,000
Other H&H debt                                             5,352           6,535
                                                    ------------    ------------
                                                          98,643         189,656
Less portion due within one year                          93,754         183,629
                                                    ------------    ------------
Total long-term debt                                $      4,889    $      6,027
                                                    ============    ============

      The fair value of the above debt at December 31, 2005 and 2004 was $98,643 and $185,015,  respectively. Fair value of the Senior Notes was based on trading in the public market (in 2004).  The fair value of the remaining  long term debt approximates its carrying cost due to variable interest rates.

      With the  exception  of Other H&H debt,  all debt has been  classified  as current  due to  noncompliance  with  certain  debt  covenants.  Should the debt holders choose not to demand payments as a result of noncompliance  with certain covenants, long term debt maturing in each of the next five years is as follows:
2006 $4,458;  2007 $89,762:  2008 $469;  2009 $473;  2010 $454;  and  thereafter
$3,027.

      A summary  of the  financial  agreements  at  December  31,  2005 and 2004 follows:

WHX CORPORATION 10 1/2% SENIOR NOTES DUE 2005:

      The WHX 10 1/2% Senior  Notes in the amount of $92.8  million  were due on
April 15, 2005.  The  Bankruptcy  Filing  created an event of default  under the
Indenture  governing the Senior Notes. Under the terms of the Senior Notes, as a result of the  Bankruptcy  Filing,  the  entire  unpaid  principal  and  accrued interest (and any other additional  amounts) became  immediately due and payable without  any  action  on the  part of the  trustee  or the note  holders.  As of
December 31, 2004 the principal  amount  outstanding  under the Senior Notes was approximately $92.8 million. Accrued interest to March 7, 2005 was approximately
$3.8 million. The right of note holders to seek remedies to enforce their rights under the Senior Notes  described above was stayed as a result of the Bankruptcy
Filing, and other creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy  Code. Note holders had no claims or rights against any of WHX's  subsidiaries.  Pursuant  to the Plan and  Bankruptcy  Filing,  the
Senior Notes were deemed cancelled and annulled, and its holders received shares of new WHX common stock equal to 92% of the equity in the  reorganized  company.
See Note 2.

      During 2003,  the Company  purchased and retired  $17.7 million  aggregate principal  amount of the Notes in the open  market  resulting  in a gain of $3.0 million.

HANDY & HARMAN CREDIT FACILITIES

      On March 31,  2004,  H&H entered  into a revolving  credit  facility  (the
"Revolver")  and a $22.2  million  Term A Loan with  Wachovia  Capital  Finance, formerly  Congress  Financial  Corporation,  as  agent  and  lender,  ("Wachovia
Facilities") and a $71.0 million Term B Loan with Ableco Finance LLP ("Ableco").
On October 29, 2004 the Term B Loan was assigned to Canpartners  Investments IV,
LLC ("Canpartners").

      The Revolver  provided for up to $62.9 million of borrowings  dependent on the levels of and collateralized by eligible accounts  receivable and inventory.
The Revolver  provided  for  interest at LIBOR plus 2.75% or the U.S.  Base rate plus 1.00%.  An  amendment  to the  facility on  December  29, 2004  lowered the margins on the Revolver to LIBOR plus 2.25% or the U.S.  Base Rate plus 0.5% The
Wachovia  Facilities mature on March 31, 2007. The Term A Loan is collateralized by eligible  equipment and real estate,  and provided for interest at LIBOR plus
3.25% or the prime rate plus 1.5%.  An amendment to the facility on December 29,
2004 lowered the margins on the Term Loan A to LIBOR plus 2.5% or the U.S.  Base
Rate plus .75%.  Borrowings under the Wachovia  Facilities are collateralized by first priority security interests in and liens upon all present and future stock and assets of H&H and its subsidiaries  including all contract  rights,  deposit accounts,  investment property,  inventory,  equipment,  real property,  and all products and proceeds  thereof.  The  principal of the Term A Loan is payable in
monthly   installments  of  $0.3  million.   The  Wachovia   Facilities  contain
affirmative,  negative,  and  financial  covenants  (including  minimum  EBITDA,
maximum  leverage,   and  fixed  charge  coverage,   and  restrictions  on  cash
distributions  that can be made to WHX).  On May 20,  2005,  H&H entered into an
amendment  to  the  Loan  and  Security   Agreement  with  Wachovia   ("Wachovia
Amendment"). The Wachovia Amendment provided for amendments to certain financial covenants,  up to an additional equipment loan of $3 million, as well as certain other terms and conditions.  On September 8, 2005, H&H entered into an amendment to the Wachovia Facilities. This amendment provides for, among other things, (i)
the  revision of the  calculation  of  components  of the  borrowing  base which results in an  increase  in  availability  and (ii) the  increase of the current outstanding amount of the Term A loan to $22.2 million.  The amended Term A Loan originally  required  monthly  payments  of $0.3  million.  The  Term A Loan was reduced  by the  proceeds  received  from the sale of H&H's  Wire  group.  As of
September  30,  2006 the  amount  outstanding  was $13.7  million  with  monthly payments of $0.2 million.  On December 31, 2005 and September 30, 2006,  H&H had
approximately $7.7 million and $11.7 million,  respectively,  of funds available under the Revolver.

      On December  29,  2005,  H&H entered  into an  amendment  to the  Wachovia
Facilities. This amendment provides for, among other things, (i) the increase of the borrowing base by $3.5 million  through January 31, 2006, (ii) the waiver of certain  defaults and (iii)  certain  related  amendments to the  covenants.  On
January 24,  2006,  H&H entered  into a consent and  amendment  to the  Wachovia
Facilities.  This  consent  and  amendment  was made in  connection  with a loan agreement  entered  into by  H&H's  wholly-owned  subsidiary,  OMG,  Inc.,  with
Sovereign Bank dated as of January 24, 2006 collateralized by a mortgage on OMG,
Inc.'s  real  property  pursuant  to which an $8.0  million  term  loan was made available to OMG,  Inc. This consent and  amendment  provides  for,  among other things,  amending certain definitions to reflect the loan agreement entered into by OMG, Inc.

      On  March  31,  2006,  H&H  entered  into  an  amendment  to the  Wachovia
Facilities.  This  amendment  provided for,  among other things,  consent to the increase  of the Term B Loan on the same  date in the  principal  amount of $9.0 million  and the  prepayment  of a portion  of H&H's  subordinated  intercompany promissory note issued to WHX (the "WHX Note") in the principal amount of $9.0 million.  After the payment of $9.0 million by H&H, WHX converted the remaining intercompany note balance to equity.

      In connection with the  refinancing of the H&H credit  facilities in March
2004, the Company wrote off deferred financing fees of $1.2 million. This charge is classified as loss on early retirement of debt.

      The Term B Loan matures on March 31, 2007 and provides for annual payments based on 40% of excess  cash flow as  defined  in the  agreement.  Interest  was payable  monthly  at the Prime  Rate plus 8%. At no time will the Prime  Rate of interest  be below  4%.  The Term B  Facility  has a  second  priority  security interest in and lien on all assets of H&H, subject only to the prior lien of the
Wachovia Facilities.  The Term B facility contains  affirmative,  negative,  and financial covenants (including minimum EBITDA, maximum leverage and fixed charge coverage,  restrictions on cash  distributions that can be made to WHX and cross default provisions with the Wachovia Facilities).

      On October 29, 2004,  Handy & Harman completed the assignment of its $71.0 million Term B Loan from Ableco, as agent, and the existing lenders thereto,  to
Canpartners  Investments  IV, LLC  ("Canpartners"),  an entity  affiliated  with
Canyon Capital Advisors LLC, as agent and lender. Substantially all of the terms and conditions of the term loan continued without amendment,  with the principal exception  that the  interest  rate for the loan was  reduced by 4.0% per annum, effective October 29, 2004. In connection with the assignment,  the Company paid third  party fees of  approximately  $1.8  million.  These fees are  included in interest expense.

      On May 20,  2005,  H&H entered  into an amendment to the Loan and Security
Agreement with Canpartners ("Canpartners Amendment").  The Canpartners Amendment
provided for amendments to certain financial  covenants as well as certain other terms and conditions.  On September 8, 2005, H&H completed the assignment of its approximately $70.6 million Term B Loan from Canpartners,  to Steel Partners II,
L.P.  ("Steel"),  as  agent  and  lender.  Substantially  all of the  terms  and conditions  of  the  Term  B  Loan  continue  without  amendment.  Steel  is the
beneficial   holder  of  5,029,793   shares  of  the  Company's   common  stock,
representing  approximately 50% of the outstanding shares.  Warren Lichtenstein, the sole executive  officer and managing member of Steel Partners,  L.L.C.,  the general  partner of Steel Partners II, L.P., is the Chairman of the Board of the
Company.

      On December  29,  2005,  H&H entered  into an amendment to its Term B Loan with Steel. This amendment provides for, among other things, (i) the increase of the Term B Loan in January 2006 by $10 million, to $81 million,  (ii) the waiver of certain  defaults and (iii) certain related  amendments to the covenants.  On
January 24, 2006,  H&H entered into a consent and  amendment to its Term B Loan.
This consent and  amendment  was made in  connection  with a five-year  loan and security  agreement entered into by H&H's  wholly-owned  subsidiary,  OMG, Inc., with Sovereign Bank dated as of January 24, 2006 collateralized by a mortgage on
OMG,  Inc.'s real property  pursuant to which an $8.0 million term loan was made available to OMG,  Inc. This consent and  amendment  provides  for,  among other things,  (i) the amendment of certain  definitions to reflect the loan agreement entered into by OMG,  Inc. and (ii) the increase of the  indebtedness  covenant, each to reflect the loan agreement entered into by OMG, Inc.

      On March 31, 2006, H&H entered into an amendment to the Term B Loan.  This amendment  provided for, among other things,  an additional loan of $9.0 million to H&H and its  subsidiaries  to be used to make a prepayment on the WHX Note of up to such amount.

      As of September 30, 2006,  H&H's  availability  under its revolving credit
facility  was  $11.7  million;   however,  based  on  the  Company's  forecasted
borrowings,  these  available  funds may not be  sufficient to fund debt service costs,  working  capital  demands  (especially in light of recent high commodity prices,  primarily silver and gold), and environmental  remediation  costs. From
January 1, 2006  through  September  30,  2006,  H&H spent  approximately  $12.2 million for the remediation of environmental  conditions at the site of a former manufacturing  facility  which it had  previously  sold.  H&H  expects  to spend
approximately   an  additional  $8.8  million  through  2007  to  complete  this remediation.  In  addition,  H&H may owe the buyer of the  property a penalty of approximately  $3.8 million,  based on an estimated  completion date in February
2007,  which will increase if the  remediation is not completed by this date. An arbitration  award,  which was  upheld by a court and is  currently  on  appeal, concluded  that  H&H will be  obligated  to pay this  penalty.  However,  H&H is awaiting a judicial  decision  as to the  enforceability  of this  penalty.  The amount of availability  provided by H&H's revolving credit facility limits H&H's borrowing  ability and is anticipated to continue to limit H&H's liquidity until it can refinance  this facility.  Additionally,  this credit  facility  contains various financial covenants,  including minimum EBITDA, as defined, fixed charge coverage  ratio and  limitations  on  capital  expenditures.  The  Company is in violation of certain of these  covenants.  The facility  also  includes  certain financial  reporting  requirements,  which the  Company has been unable to meet.
Historically, H&H has been able to obtain amendments to financial covenants when future  results  were not expected to comply with these  covenants.  H&H has not obtained an amendment  for these  covenant  violations,  and as a result,  is in default of the  facility.  Accordingly,  the  Company  has  classified  all debt
subject  to  theses   covenants  as  current   liabilities  in  these  financial
statements.  H&H and its bank group have  amended its facility as of October 30,
2006 to provide,  among other things,  an additional $7.0 million term loan upon the filing of its 2005 Annual Report on Form 10-K, and an immediate $3.0 million of borrowing  availability under its revolving credit facility.  H&H's revolving credit  facility also matures on March 31, 2007.  There can be no assurance that this

amendment  will  provide H&H with the  liquidity  it  requires,  that current or future  covenant  violations  will be waived by the banks,  or that  replacement financing will be obtained upon commercially reasonable terms, if at all.

OTHER HANDY & HARMAN DEBT

      In March  2004,  H&H's  wholly  owned  Danish  subsidiary  entered  into a financing  agreement  to replace  and repay  existing  debt that had been issued under a  multi-currency  facility  within the existing H&H Senior Secured Credit
Facilities.  The new  Danish  facilities  are with a Danish  bank and  include a revolving  credit  facility and term loans.  At December 31, 2005 and 2004 there was approximately $5.4 million and $6.5 million, respectively, outstanding under the term loans.  At  December  31,  2005 and 2004 there was  approximately  $0.5 million and $0 borrowings under the new revolving credit facility.

RESTRICTED NET ASSETS OF SUBSIDIARIES

      As  described  above,  the prior Handy & Harman loan  agreement  contained provisions  restricting cash payments to WHX. The agreement  allowed the payment of management fees, income taxes pursuant to a tax sharing agreement and certain other  expenses.  In  addition,  dividends  could  only  be paid  under  certain conditions.  At December 31, 2005, the net  liabilities  of H&H  amounted to
$33.5 million.

SHORT TERM DEBT AND PREFERRED STOCK OF SUBSIDIARY

      Short term debt at December 31, 2005 and 2004 was as follows:

                                                        Year Ended December 31
                                                    ----------------------------
                                                        2005            2004
                                                    ------------    ------------
                                                           (IN THOUSANDS)

      Revolving Credit Facility                     $     45,980    $     40,398
      Other Preferred Stock- related party                 5,100              --
                                                    ------------    ------------
                                                    $     51,080    $     40,398
                                                    ============    ============

      On October 26, 2005, WHX CS Corp. ("CS"), a wholly-owned subsidiary of the
Company,   entered  into  a  Stock  Purchase   Agreement  (the  "Stock  Purchase
Agreement")  by and  between CS and Steel.  Pursuant to the  Agreement,  CS sold
1,000 shares of Series A Preferred  Stock, par value $0.01 per share (the "Steel
Shares"),  to Steel.  Steel  paid a  purchase  price of  $5,100  per share or an aggregate  purchase price of $5.1 million.  The Steel Shares accrue dividends at
6.0% per annum.  The Steel  Shares  were  required to be redeemed by CS for $5.1 million  plus all  accrued and unpaid  dividends  on October 26, 2006 or, at the sole option of the Board of Directors of CS, on any earlier date. However, there was no such redemption on that date. The proceeds of the sale were used by CS to purchase 1,898,337 shares of Cosine Communications, Inc.

INTEREST COST

Cash interest paid in 2005, 2004, and 2003 was $12.6,  $20.1, and $17.2 million, respectively.  The Company has not capitalized any interest costs in 2005, 2004, and 2003. Weighted average interest rates for the years ended December 31, 2005,
2004, and 2003 were 8.50%, 8.49%, and 6.21% respectively.

NOTE 13 - STOCKHOLDERS' (DEFICIT) EQUITY

      The  authorized  capital stock of WHX  consisted of  60,000,000  shares of
Common Stock,  $.01 par value, of which 5,485,856  shares were outstanding as of
December 31, 2004 and 2003, and 10,000,000  shares of Preferred Stock,  $.10 par value,  of which  2,573,926  shares of Series A Convertible  Preferred Stock and
2,949,000 shares of Series B Convertible  Preferred Stock were outstanding as of
December 31, 2004 and 2003. As a result of the Plan and Bankruptcy  Filing,  the authorized  capital stock of  reorganized  WHX consists of 40,000,000  shares of
Common  Stock,  $0.01 par value,  of which  10,000,000  shares  were  issued and outstanding  as of December 31, 2005 and  5,000,000  shares of preferred  stock, none of which were issued and outstanding as of December 31, 2005. In accordance with the Plan,  the original  common stock was cancelled  with no  consideration provided to the

common  stockholders  and the Series A and Series B Convertible  Preferred Stock
was cancelled in exchange for 8% of the common stock of  reorganized  WHX , plus warrants to purchase common stock in reorganized WHX.

SERIES A CONVERTIBLE PREFERRED STOCK AND SERIES B CONVERTIBLE PREFERRED STOCK

      In July 1993, the Company issued  3,000,000 shares of Series A Convertible
Preferred Stock for net proceeds of $145.0 million.  The Senior Notes prohibited the payment of dividends on the Company's preferred stock until October 1, 2002, at the earliest,  and  thereafter  only in the event that the Company  satisfied certain conditions set forth in the Indenture,  as amended. Such conditions were not  satisfied as of December 31, 2004.  Dividends on the shares of the Series A
Convertible  Preferred Stock were cumulative and payable quarterly in arrears on
January 1, April 1, July 1 and  October 1 of each  year,  in an amount  equal to
$3.25 per share per annum.

      Each share of the Series A Convertible  Preferred Stock was convertible at the option of the holder  thereof at any time into shares of Common Stock of the
Company,  par value $.01 per share,  at a  conversion  rate of 1.0562  shares of
Common Stock for each share of Series A Convertible  Preferred Stock, subject to adjustment under certain conditions.

      The Series A Convertible  Preferred  Stock was redeemable at the option of the Company,  in whole or in part, for cash,  initially at $52.275 per share and thereafter  at prices  declining  ratably  to $50 per share on and after July 1,
2003,  plus, in each case,  accrued and unpaid dividends to the redemption date.
The Series A Convertible  Preferred Stock was not entitled to the benefit of any sinking fund.

      The Company also issued 3,500,000 shares of Series B Convertible Preferred
Stock in  September  1994 for net proceeds of $169.8  million.  The Senior Notes prohibited  the payment of  dividends  on the  Company's  preferred  stock until
October 1, 2002,  at the  earliest,  and  thereafter  only in the event that the
Company  satisfied  certain  conditions set forth in the Indenture,  as amended.
Such  conditions  were not  satisfied as of December 31, 2004.  Dividends on the shares of the Series B Convertible  Preferred  Stock were cumulative and payable quarterly  in arrears on January 1, April 1, July 1 and  October 1 of each year, in an amount equal to $3.75 per share per annum.

      Each share of the Series B Convertible  Preferred Stock was convertible at the option of the holder  thereof at any time into shares of Common Stock of the
Company,  par value  $.01 per share,  at a  conversion  rate of 0.8170  share of
Common Stock for each share of Series B Convertible  Preferred Stock, subject to adjustment under certain conditions.

      The Series B Convertible  Preferred  Stock was redeemable at the option of the Company,  in whole or in part, for cash,  initially at $52.625 per share and thereafter at prices declining  ratably to $50 per share on and after October 1,
2004,  plus, in each case,  accrued and unpaid dividends to the redemption date.
The Series B Convertible  Preferred Stock was not entitled to the benefit of any sinking fund.

      At  December  31,  2004,  dividends  in  arrears  to Series A and Series B
Convertible  Preferred  Shareholders  were  $35.6  million  and  $47.0  million, respectively.

      As previously  described,  upon  emergence  from  bankruptcy all shares of preferred stock and accrued dividends were deemed cancelled and annulled.

POST-BANKRUPTCY STOCK OPTION PLANS

      The  Company has agreed to grant stock  options  upon  adoption of a stock option plan by the Board of Directors and registration thereof with the SEC , or in lieu thereof, phantom stock options or equivalent other consideration (at the sole  discretion  of the  Company),  to various  officers  and  employees of the
Company,  on or as of the following effective dates (in the case of December 31,
2006, on or before) and in the following respective amounts,  with strike prices or equivalent values as if granted on the dates set forth:

                  June 30, 2006              25,000 shares
                  September 30, 2006         85,000 shares
                  December 31, 2006         215,000 shares

The trading  price per share of the  Company's  common stock as of June 30, 2006 and September 30, 2006 was $9.20 and $9.00,  respectively and as of November 30,
2006 the trading price was $9.35 per share. Under SFAS 123R, the Company will be required  to adjust its  obligation  to the fair value of such stock  options or phantom stock options from the effective  date of grant up to the date of actual grant. The Company has not adopted a stock option plan as of November 30, 2006

PRE-BANKRUPTCY STOCK OPTION PLANS

      The  following  stock  option  plans were in effect until WHX emerged from bankruptcy in July 2005. In accordance with the plan of reorganization  all such stock option plans were cancelled and annulled.

2003 INCENTIVE STOCK PLAN

      The WHX Corporation 2003 Incentive Stock Plan ("2003 Plan"),  was intended to assist the Company in  securing  and  retaining  in the employ of the Company directors,  officers,  consultants,  advisors and  employees by allowing them to participate in the ownership and the  development  and financial  success of the
Company through the grant of incentive and non-qualified options  (collectively, the "Options"),  stock appreciation  rights,  restricted stock, and other equity incentives or stock or stock based awards ("Equity Incentives"). Incentive stock options  granted  under the Option  Plan were  intended to be  "Incentive  Stock
Options" as defined by Section 422 of the United States Internal Revenue Code of
1986, as amended (the "Code").

      An  aggregate  of 250,000  shares of Common Stock were subject to the 2003
Plan. The 2003 Plan was administered by a committee ("Committee")  consisting of two or more non-employee members of the Board of Directors.  The term of Options granted  under the 2003 Plan did exceed 10 years  (five  years in the case of an incentive Option granted to an optionee owning more than 10% of the voting stock of the Company (a"10% Holder")). The Option price for Options was not to be less than 100% of the fair market value of the shares of Common Stock at the time the
Option was granted; provided, however, that with respect to an incentive option, in the case of a 10% Holder,  the purchase  price per share was at least 110% of such fair market value.  The aggregate fair market value of the shares of Common
Stock as to which an optionee may first exercise  incentive stock options in any calendar  year did not  exceed  $100,000.  Payment  for  shares  purchased  upon exercise  of  Options  is to be made in  cash,  but,  at the  discretion  of the
Committee, may be made by delivery of other shares of Common Stock of comparable value.

      In 2003 the Company  awarded  80,000 shares of restricted  common stock to members of the Board of  Directors  at a fair  market  value of $2.48 per share.
These shares vested 1/3  immediately and 1/3 in 2004 and continued to vest until such stock was cancelled on the Effective Date.  Compensation expense related to restricted stock awards was recognized over the vesting period.

2001 STOCK OPTION PLAN

      The WHX Corporation 2001 Stock Option Plan ("2001 Plan"),  was intended to assist the  Company  in  securing  and  retaining  in the employ of the  Company directors,  officers,  consultants,  advisors and  employees by allowing them to participate in the ownership and the  development  and financial  success of the
Company through the grant of incentive and non-qualified options  (collectively, the "2001 Options").  Incentive stock options granted under the Option Plan were intended to be "Incentive Stock Options" as defined by Section 422 of the Code.

      An aggregate of 500,000  shares of Common Stock were reserved for issuance upon exercise of Options under the 2001 Plan. The 2001 Plan was  administered by a committee ("2001 Committee") consisting of two or more non-employee members of the Board of Directors.  The term of Options granted under the 2001 Plan may not exceed 10 years (five years in the case of an incentive  2001 Option  granted to an  optionee  owning  more than 10% of the voting  stock of the  Company (a "10%
Holder")). The Option price for 2001 Options was not to be less than 100% of the fair  market  value of the  shares of Common  Stock at the time the  Option  was granted;  provided,  however,  that with respect to an incentive  option, in the case of a 10%  Holder,  the  purchase  price per share was at least 110% of such fair market value. The aggregate fair market value of the shares of Common Stock as to which an  optionee  may first  exercise  incentive  stock  options  in any calendar  year did not  exceed  $100,000.  Payment  for  shares  purchased  upon exercise of 2001 Options was to be made in cash,  but at the  discretion  of the
2001  Committee,  may be made by  delivery  of other  shares of Common  Stock of comparable value.

1991 STOCK OPTION PLAN

      The WHX  Corporation  Stock  Option Plan ("1991  Plan"),  as amended,  was intended  to assist the Company in  securing  and  retaining  key  employees  by allowing them to participate in the ownership and growth of the Company  through the  grant of  incentive  and  non-qualified  options  (collectively,  the "1991
Options") to full-time  employees  of the  Company.  In 2001,  the 1991 Plan was amended.  This amendment  expanded the definition of persons eligible to receive grants  of  options  under the 1991 Plan to  directors,  officers,  consultants, advisors and  employees of WHX and its  subsidiaries.  Incentive  stock  options granted under the Option Plan were intended to be "Incentive  Stock  Options" as defined by Section 422 of the Code.

      An  aggregate  of  1,250,000  shares of Common  Stock  were  reserved  for issuance upon exercise of 1991 Options under the 1991 Plan, as amended. The 1991
Plan was  administered by a committee (the "1991  Committee")  consisting of not less than two non-employee  members of the Board of Directors.  The term of 1991
Options  granted  under the 1991 Plan did not exceed 15 years (five years in the case of an incentive 1991 Option granted to an optionee  owning more than
10% of the voting stock of the  Company).  The Option price for 1991 Options was not less than 100% of the fair market value of the shares of Common Stock at the time the options from 1991 Option Plan were  granted;  provided,  however,  that with respect to an incentive option,  in the case of a 10% Holder,  the purchase price per share was at least 110% of such fair market value.  The aggregate fair market  value of the shares of Common  Stock as to which an  optionee  may first exercise  incentive stock options in any calendar year did not exceed  $100,000.
Payment for shares  purchased  upon  exercise of Options was to be made in cash, but at the discretion of the 1991 Committee, was to be made by delivery of other shares of Common Stock of comparable value.

DIRECTORS OPTION PLANS

      The 1993  Directors  D&O Plan  ("1993 D&O Plan") was  authorized  to issue shares of Common  Stock  pursuant to the  exercise of options  with respect to a maximum of 133,333  shares of Common Stock.  The options vested over three years from the date of grant.  The 1997 Directors  Stock Option Plan ("1997 D&O Plan")
was authorized to issue an additional 133,333 shares of Common Stock.

OPTION GRANTS TO WPN CORPORATION

      On July 29, 1993 ("Approval  Date"),  the Board of Directors  approved the grant  of  options  to WPN  Corp.  (See  Note 15 to the  consolidated  financial statements) to purchase  333,333 shares of Common Stock ("Option  Grants").  The
Option Grants were approved by the stockholders on March 31, 1994. These options expired unexercised on April 29, 2003.

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

A SUMMARY OF THE OPTION PLANS:

                      Number of                                                                                 Weighted
                       Options                                                                                   Average
                         1991          D&O          WPN           2001         2003       Prices                 Option
                         Plan          Plan        Grant          Plan         Plan        Low        High       Price
                       --------     --------     --------     --------     --------     --------    --------    --------
Balance 1/1/03          807,631      162,000      666,667      377,000           --     $  2.300    $ 49.875    $ 27.805
   Granted              193,255       10,000           --      198,167      160,078        2.070      3.1500       2.614
   Cancelled           (524,797)     (52,000)    (333,334)     (93,667)          --        2.300      49.875      34.500
                       --------     --------     --------     --------     --------
Balance 12/31/03        476,089      120,000      333,333      481,500      160,078        2.300      49.875      14.603
   Granted              150,000       10,000           --           --           --        1.720       1.950       1.940
   Cancelled            (71,433)          --     (333,333)     (11,666)     (12,500)       1.950      39.938      23.756
                        -------      -------     --------      -------      -------
Balance 12/31/04        554,656      130,000           --      469,834      147,578        1.720      49.875       9.880
   Cancelled           (554,656)    (130,000)          --     (469,834)    (147,578)       1.720      49.875       9.880
                       --------     --------     --------     --------     --------
Balance 12/31/05             --           --           --           --           --
                       ========     ========     ========     ========     ========
Options exercisable          --           --           --           --           --     $     --    $     --    $     --
                       ========     ========     ========     ========     ========

EARNINGS PER SHARE

      The  computation  of basic  earnings  per  common  share is based upon the weighted  average number of shares of common stock  outstanding.  As a result of the Company's  emergence from bankruptcy in 2005, there have been changes to the authorized  and  outstanding  common  stock of WHX. As  discussed in Note 2, the
Company emerged from protection under Chapter 11 of the

Bankruptcy Code on July 29, 2005. Prior to emergence,  the Company had 5,522,926 preferred and 5,485,856 common shares outstanding.

      Upon  emergence from  bankruptcy,  holders of the Company's 10 1/2% Senior
Notes,  with a  carrying  value of $96.6  million  (including  accrued  interest through the date of filing for bankruptcy),  received 9,200,000 shares of common stock in full and  complete  satisfaction  of all claims,  in  exchange  for the extinguishment  of this debt. The preferred stock, with a carrying value of $267 million,  was  extinguished  upon emergence from  bankruptcy in exchange for the residual shares of common stock outstanding,  (800,485 shares), plus warrants to purchase an additional  752,688  common  shares.  Holders of the  pre-bankruptcy common stock received no distribution under the Plan.

      For purposes of calculating  the 2005 Earnings Per Share,  the Company has included the gain on the  extinguishment  of the preferred stock of $258 million
(representing  the  difference  between  the fair value of the common  stock and warrants issued upon emergence from bankruptcy to the preferred stockholders and the  carrying  value  of the  preferred  stock)  as an  increase  in net  income available to common  shareholders in accordance with EITF Topic D-42, THE EFFECT
ON THE  CALCULATION  OF  EARNINGS  PER  SHARE  FOR  THE  REDEMPTION  OR  INDUCED
CONVERSION  OF  PREFERRED  STOCK.  As to the weighted  average  number of common shares  outstanding  for 2005,  the Company has  accounted for the common shares cancelled, in connection with the emergence from Chapter 11 as a retirement, and the  issuance of common  shares to the  preferred  shareholders  and Senior Note holders as an issuance.

      Since the  Company did not qualify  for  fresh-start  reporting  under the guidance in  Statement  of Position  90-7,  'Financial  Reporting by Entities in
Reorganization  Under the Bankruptcy Code', the  pre-emergence  common shares of
5,485,856 and post-bankruptcy  shares of 10,000,485 are combined,  on a weighted average basis,  in the denominator  used for earnings per share  calculations in
2005 on the basis that such common shares are of the same class of stock.

      In 2005 during  bankruptcy,  2004 and 2003,  the  conversion  of preferred stock,  the exercise of options to purchase  common stock,  and the inclusion of non-vested  restricted  common  stock  awards  would  have had an  anti-dilutive effect.  At July 29,  2005,  December 31, 2004 and December 31, 2003 the assumed conversion of preferred stock would have increased  outstanding shares of common stock by  5,127,914  shares.  Stock  options to  purchase  1,302,068  shares and
1,571,000  shares  of  common  stock  were  outstanding  during  2004 and  2003, respectively,  but were not included in the computation of diluted  earnings per share because the options  exercise  prices were greater than the average market price of the common shares during such period. At December 31, 2005 there are no restricted stock awards, and at December 31, 2004 and 2003 there were 26,667 and
53,333  shares,  respectively,   of  non-vested  common  stock  associated  with
restricted  stock awards.  Preferred stock dividends and interest on the 10 1/2%
Senior Notes of $3.9 million and $7.8 million,  respectively,  were not recorded while the Company was being  reorganized  in Chapter 11, and are  therefore  not included  in the 2005  earnings  per share  calculation  on the basis  that such
dividends  and  interest  were  not   considered  to  be  an  allowed  claim.  A
reconciliation  of the  income  and  shares  used  in  the  earnings  per  share computation follows:

                                                                Year ended December 31, 2005
                                                    Income (loss)          Shares           Per-Share
                                                     (Numerator)       (Denominator)          Amount
                                                  ---------------     ---------------    ---------------
                                                              (DOLLARS AND SHARES IN THOUSANDS)

Net loss                                          $       (34,657)
Add: Gain on extinguishment of preferred stock            257,782
Less: Preferred stock dividends                             3,561
Basic EPS and Diluted EPS
                                                  ---------------
     Income available to common stockholders      $       219,564               7,232    $         30.36
                                                  ===============     ===============    ===============

      The assumed  conversion of preferred  stock, the exercise of stock options and the effect of non-vested restricted stock awards had an anti-dilutive effect on earnings per-share in 2005.

                                                         Year ended December 31, 2004
                                               Income (loss)          Shares          Per-Share
                                                (Numerator)       (Denominator)         Amount
                                              --------------     --------------    --------------
                                                         (DOLLARS AND SHARES IN THOUSANDS)

Net loss                                      $     (140,444)
Less: Preferred stock dividends                       19,424
                                              --------------
Basic EPS and Diluted EPS
     Loss available to common stockholders    $     (159,868)             5,442    $       (29.38)
                                              ==============     ==============    ==============

      The assumed  conversion of preferred  stock, the exercise of stock options and the effect of non-vested restricted stock awards had an anti-dilutive effect on earnings per-share in 2004.

                                                          Year ended December 31, 2003
                                                                  (as Restated)
                                               Income (loss)         Shares          Per-Share
                                                (Numerator)       (Denominator)        Amount
                                              --------------     --------------    --------------
                                                      (DOLLARS AND SHARES IN THOUSANDS)

Net loss                                      $     (159,924)
Less: Preferred stock dividends                       19,424
                                              --------------
Basic EPS and Diluted EPS
     Loss available to common stockholders    $     (179,348)             5,377    $       (33.35)
                                              ==============     ==============    ==============

      The assumed  conversion of preferred  stock, the exercise of stock options and the effect of non-vested restricted stock awards had an anti-dilutive effect on earnings per-share in 2003.

WARRANTS

      As described  above,  as part of the Plan of  Reorganization,  on July 29,
2005 in exchange for the  extinguishment  and  cancellation of their stock,  the
Series A preferred  stockholders,  and Series B preferred  stockholders received their  pro  rata  share  of  800,000  shares  of the  new  common  stock  of the reorganized WHX and their pro rata share of 752,688  warrants to purchase common stock of the reorganized  company,  exercisable at $11.20 per share and expiring
February 28, 2008.  As of the Effective  Date,  the warrants were valued at $1.3 million using the Black-Scholes valuation method at $1.71 per warrant.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      Accumulated other comprehensive  income (loss) balances as of December 31,
2005, 2004 and 2003 were comprised as follows:

                                                  2005             2004             2003
                                              ------------     ------------     ------------
                                                     (IN THOUSANDS)             (AS RESTATED)
Minimum pension liability adjustment
 (net of tax of $5,262, $5,262 and $5,262)    $    (59,754)    $    (39,980)    $    (18,732)
Foreign currency translation adjustment              2,328            3,369            2,352
                                              ------------     ------------     ------------

                                              $    (57,426)    $    (36,611)    $    (16,380)
                                              ============     ============     ============

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

      The Company leases certain facilities under non-cancelable operating lease arrangements.  Rent expense for  continuing  operations for the Company in 2005,
2004 and 2003 was $3.0  million,  $2.4  million and $2.2  million  respectively.
Future  minimum  operating  lease and rental  commitments  under  non-cancelable operating leases are as follows (in thousands):

                                       83

                  2006                  $        2,361
                  2007                           1,795
                  2008                             991
                  2009                             841
                  2010                             665
                                        --------------
                                        $        6,653
                                        ==============

Legal Matters:

SUMCO INC. V.  UNDERWRITERS AT LLOYD'S,  LONDON,  LEXINGTON  INSURANCE  COMPANY,
HARTFORD FIRE INSURANCE COMPANY, AND WURTTEMBERGISCHE VERSICHERUNG AG

      On July 7, 2004, Sumco Inc. ("Sumco"),  a wholly-owned  subsidiary of H&H, filed suit in the  Marion  County  Superior  Court of  Indiana  against  certain underwriters  affiliated  with Lloyd's,  London,  Lexington  Insurance  Company,
Hartford Fire  Insurance  Company,  and  Wurttembergische  Versicherung  AG (the
defendants).  Sumco seeks to recover  monies from these  insurance  carriers for losses  incurred as a result of a January 20,  2002,  fire at its metal  plating facility  in  Indianapolis,  Indiana.  At the time of the fire,  Sumco's  parent corporation,  WHX, had in place  layered fire  insurance  policies with combined limits of $25 million and a deductible  of $100,000.  The  defendants  represent carriers  who  provided  $15  million  in  insurance  coverage  in excess of two underlying  policies of $5 million  each.  Defendants  have  previously  paid $5 million in claims.  Sumco  contends  that its losses are in excess of the policy limits,  defendants  have acted in bad  faith,  and that it is  entitled  to the payment of the remaining  approximate $10 million in insurance coverage provided by the  defendants.  The defendants have denied the allegations of the complaint and asserted  certain  defenses.  The matter is expected to go to trial in April
2007.

HANDY & HARMAN  REFINING  GROUP,  INC.,  DEBTOR  PLAINTIFFS  V.  HANDY & HARMAN,
DEFENDANT

      H&H was a defendant in a lawsuit (the "Indemnity Action") filed by Handy &
Harman Refining Group, Inc. ("HHRG") (an unrelated party to H&H) seeking a money judgment in the amount of $8.5 million, plus interest,  which as of December 31,
2005 was  alleged to be  approximately  $4  million,  for an  alleged  breach of contract in connection with H&H's sale of its Precious Metals Refining  Division to HHRG in 1996.  HHRG  subsequently  filed for  Chapter  11 and  commenced  the
Indemnity  Action in the  Bankruptcy  Court on or about August 14,  2002.  On or about May 26, 2004,  the Indemnity  Action was  transferred to the United States
District  Court for the District of  Connecticut.  H&H filed a proof of claim in the HHRG  bankruptcy  which  had an  outstanding  amount of  approximately  $1.9 million and funds had been set aside in that amount by HHRG. The parties settled this matter in June 2006 for the  surrender of the full amount of H&H's proof of claim of $1.9 million  plus a payment of $438,000 to HHRG.  The  settlement  was approved by the Bankruptcy Court.

HH EAST PARCEL, LLC. V. HANDY & HARMAN

      This action  arises out of a purchase and sale  agreement  entered into in
2003  whereby  H&H agreed to sell the  eastern  parcel of a  commercial  site in
Fairfield,  Connecticut to HH East Parcel, LLC ("HH East"). On or about April 5,
2005,  HH East  filed a Demand for  Arbitration  with the  American  Arbitration
Association  seeking  legal and  equitable  relief  including  completion of the remediation of environmental conditions at the site in accordance with the terms of  the  agreement.  An  arbitration  hearing  was  held  in  November  2005  in
Connecticut, pursuant to which HH East was awarded an amount equal to $5,000 per day from January 1, 2005  through the date on which  remediation  is  completed.
This award would amount to $3.8 million  through an anticipated  completion date of February  2007.  HH East  continues to owe H&H $1.0 million as the balance of the purchase price for the property,  which will be due subsequent to completion of the remediation, subject to certain conditions. Since receipt of this payment is  contingent  on certain  factors that are not certain to be met at this time, the Company has recorded a reserve of $1 million in the 4th Quarter of 2004. H&H applied to the Superior  Court of  Connecticut,  Fairfield  County,  to have the arbitration  award  vacated and a decision was issued on June 26, 2006,  denying
H&H's  application.  H&H is  appealing  this  decision.  H&H  has  been  working cooperatively  with the Connecticut DEP with respect to its obligations  under a consent  order entered into in 1989 that applies to both the eastern and western parcels of the property.  H&H has  substantially  completed the investigation of the western parcel,  and is continuing the process of evaluating various options for its remediation.  The sale of the eastern parcel that is the subject of this litigation triggered statutory  obligations under Connecticut law to investigate and remediate  pollution at or emanating from the eastern parcel.  H&H completed the  investigation  and has been  actively  conducting  remediation  of all soil conditions  on the  eastern  parcel  for more  than  three  years.  Although  no groundwater  remediation  is  required,  there  will be  monitoring  of same for several years. It is currently  expected that remediation of all soil conditions on site will be completed by February 2007. The total remediation is expected to exceed $27.0  million,  of which  approximately  $19.0 million had been expended  through October 2006. H&H received  reimbursement of $2.0 million of these  costs  from its  carrier  under a  cost-cap  insurance  policy  and is pursuing its potential entitlement to additional coverage.

PAUL E. DIXON & DENNIS C. KELLY V. HANDY & HARMAN

      Two former  officers of H&H filed a Statement  of Claim with the  American
Arbitration  Association  ("Arbitration") on or about January 3, 2006,  alleging four claims  against H&H. The Claimants  were  employees of H&H until  September
2005 when their  employment was terminated by H&H. Their claims include  seeking payments allegedly due under employment contracts and allegedly arising from the terminations,  and seeking  recovery of benefits  under what they allege was the
Handy & Harman Supplemental Executive Retirement Plan.

      The Statement of Claim recites that the  employment  agreements of each of the  Claimants  provides that H&H may  terminate  their  employment at any time, without prior notice,  for any of the following  reasons:  "(i) [the  officer's]
engaging  in conduct  which is  materially  injurious  to [H&H] or [WHX],  their subsidiaries  or  affiliates,  or any of their  respective  customer or supplier relationships, monetarily or otherwise; (ii) [the officer's] engaging in any act of fraud,  misappropriation  or embezzlement or any act which would constitute a felony (other than minor traffic violations);  or (iii) [the officer's] material breach of the  agreement." The Statement of Claim further  alleges,  and H&H has not disputed,  that each Claimant's  employment was terminated in September 2005 pursuant to a letter,  which  stated in part,  that each  Claimant  had violated provisions of such  officer's  employment  agreement,  contained in the previous sentence,  "by, INTER ALIA, attempting to amend and put in place various benefit plans to  personally  benefit  yourself,  without  notice to, or approval of the
Board of  Directors;  for  further  failing to  disclose  the  existence  of the relevant  plan  documents  and other  information  to the Board;  for failing to cooperate in the Company's investigation of these important issues; for material losses to the Company in connection with these actions; ...."

      In the  Arbitration,  Claimants  sought an award in  excess of $4  million
each,  plus  interest,   costs  and  attorneys'  fees.   Claimants  also  sought
indemnification for certain matters and an injunction against H&H with regard to life insurance  policies.  H&H brought a special proceeding on February 15, 2006 in the  Supreme  Court of the State of New York,  County of  Westchester,  for a
judgment staying the arbitration of three of the four claims. On March 10, 2006, all of the parties filed a stipulation with the court,  discontinuing  the court proceeding and agreeing therein, among other things, that all claims asserted by the  Claimants in the  Arbitration  (which was also  discontinued  at that time)
would be asserted in Supreme Court, Westchester County.

      In April 2006,  Claimants  served a request for  benefits,  severance  and other  amounts,  similar  to those  described  above,  on H&H and  various  plan administrators and fiduciaries  thereof.  The request was reviewed in accordance with the  procedures  of the plans at issue and by letter  dated  September  27,
2006,  Claimants were notified that their request was largely denied;  they have served H&H with a demand for  documents  in order to prepare  their  appeal,  to which demand the company is preparing its  response.  While no action is pending in any court,  H&H does not  believe  that it is liable to  Claimants  under the claims  that  have been  asserted  to date,  and it  intends  to  defend  itself vigorously against any claims that may be asserted by Claimants. There can be no assurance that H&H will be successful in defending  against any such claims,  or that H&H will not have any  liability  on account of claims that may be asserted by Claimants, and such liability, if any, cannot be reasonably estimated at this time. Accordingly,  there can be no assurance that the resolution of this matter will not be material to the financial  position,  results of operations and cash flow of the Company.

ARISTA DEVELOPMENT LLC V. HANDY & HARMAN ELECTRONIC MATERIALS CORPORATION

      In  2004,  a  subsidiary  of H&H  entered  into  an  agreement  to  sell a commercial/industrial  property  in  North  Attleboro,  Massachusetts.  Disputes between  the  parties  led to suit being  brought in Bristol  Superior  Court in
Massachusetts.  The plaintiff  alleges that H&H is liable for breach of contract and  certain  consequential  damages  as a result  of H&H's  termination  of the agreement in 2005, although H&H subsequently  revoked its notice of termination.
H&H has denied  liability and has been vigorously  defending the case. The court entered a preliminary  injunction  enjoining H&H from  conveying the property to anyone other than the  plaintiff  during the pendency of the case.  Discovery on liability and damages has been stayed while the parties are actively  engaged in settlement  discussions.  Concurrently  with these  settlement  efforts,  H&H is continuing  to comply  with a 1987  consent  order  from the  Massachusetts  DEP
("MADEP") to investigate and remediate the soil and groundwater conditions.  H&H is in discussions  with the EPA, the MADEP and the plaintiff in connection  with the remedial activities. Since discovery is not completed, it cannot be known at this time whether it is foreseeable or probable that plaintiff  would prevail in the litigation or whether H&H would have any liability to the plaintiff.

ENVIRONMENTAL MATTERS

      H&H entered into an administrative  consent order (the "ACO") in 1986 with the New Jersey Department of Environmental  Protection  ("NJDEP") with regard to certain  property  that it  purchased  in 1984 in New Jersey.  The ACO  involves remediation  to be performed with regard to soil and  groundwater  contamination allegedly  from TCE.  H&H settled a case  brought by the local  municipality  in regard to this site in 1998 and also settled with its insurance carriers. H&H is actively remediating the property and

continuing to investigate  the most effective  methods for achieving  compliance with the ACO. A remedial investigation report was filed with the NJDEP in May of
2006.  Once the  investigation  has been  completed,  it will be  followed  by a feasibility  study and a remedial  action  work plan that will be  submitted  to
NJDEP.  H&H anticipates  entering into discussions in the near future with NJDEP to address that agency's natural resource damage claims,  the ultimate scope and cost of which cannot be estimated at this time.  The ongoing cost of remediation is presently  estimated at  approximately  $450,000 per year,  plus  anticipated additional  costs  in  early  2007  of  approximately  $700,000,  Pursuant  to a
settlement   agreement  with  the  former   operator  of  this   facility,   the
responsibility for site investigation and remediation costs have been allocated,
75% to the  former  operator  and 25% to H&H.  To date,  total  remediation  and investigative  costs of  $237,000  and $79,000  have been  settled by the former
operator  and  H&H,   respectively,   in   accordance   with  this   agreement.
Additionally,  H&H has insurance coverage for a portion of those costs for which the company is responsible.

      H&H has been identified as a potentially  responsible  party ("PRP") under
the  Comprehensive  Environmental  Response,   Compensation  and  Liability  Act
("CERCLA") or similar state statutes at several sites and is a party to ACO's in connection  with  certain  properties.  H&H may be subject to joint and  several liability  imposed  by CERCLA on  potentially  responsible  parties.  Due to the technical and regulatory  complexity of remedial activities and the difficulties attendant in  identifying  potentially  responsible  parties and  allocating  or determining  liability  among them,  H&H is unable to  reasonably  estimate  the ultimate cost of compliance with such laws.

      In a case entitled AGERE SYSTEMS,  INC., ET AL. V. ADVANCED  ENVIRONMENTAL
TECHNOLOGY CORP., ET AL. (U.S.  District Court,  EDPA),  five companies,  all of which are PRPs for the Boarhead Farm site in Bucks County, Pennsylvania, brought
CERCLA contribution and similar claims under  Pennsylvania's  environmental laws against a number of companies in 2002,  including a subsidiary of H&H, which the plaintiffs claim  contributed to the  contamination of the Boarhead Farm site. A number of the  plaintiffs  entered  into  settlements  with several of the named defendants  and  consent  decrees  with the EPA  regarding  the  remediation  of groundwater  and  soil  contamination  at the  Boarhead  Farm  site.  There  are currently  nine  non-settling  defendants,  including  H&H,  against  which  the plaintiffs are pursuing their claims.  Fact discovery has been concluded and the parties  are engaged in expert  discovery.  The  plaintiffs  have  already  made substantial  payments  to the EPA in past  response  costs  and have  themselves incurred  costs for  groundwater  and soil  remediation,  which  remediation  is continuing.  Plaintiffs  are  seeking  reimbursement  of a  portion  of  amounts incurred and an allocation of future amounts from H&H and the other non-settling defendants.  H&H has been  advised by counsel that its  responsibility  for this site,  if any,  should be minimal and has demanded  coverage  from its insurance carrier for any claims for which it could be held liable.  It is not possible to reasonably  estimate  the cost of  remediation  or H&H's  share,  if any, of the liability at this time.

      H&H received a notice letter from the EPA in August 2006  formally  naming
H&H as a PRP at the Shpack landfill superfund site in Attleboro,  Massachusetts.
H&H then voluntarily joined a group of ten (10) other PRPs to work cooperatively to present to the EPA a good faith  offer  regarding  remediation  of this site.
Investigative  work is ongoing to determine whether there are other parties that sent hazardous  substances to the Shpack site but that have not received  notice letters  nor been named as PRPs to date.  No  allocation  as to  percentages  of responsibility  for any of the PRPs has been assigned or accepted;  H&H has been advised by counsel that its  responsibility,  if any, is extremely  low. The PRP group  submitted its good faith offer to the EPA in late October 2006. It is not anticipated  that the EPA will accept or reject the PRPs'  offer until 2007.  If accepted,  it is not anticipated  that PRP remedial  activities at the site will begin  until  2008 or after.  The  remediation  of a  significant  amount of the contamination  at the  site is the  responsibility  of the  U.S.  Army  Corps of
Engineers.  That  portion  of the  work  has  begun  but is not  expected  to be completed  until 2008 or after,  at which time the  remaining  work will be more clearly  defined.  Accordingly,  it is not  possible at this time to  reasonably estimate the scope or cost of remediation at the site, nor the portion,  if any, to be allocated to H&H.

      As discussed above, H&H has existing and contingent  liabilities  relating to environmental matters,  including capital expenditures,  costs of remediation and potential  fines and penalties  relating to possible  violations of national and state  environmental  laws. H&H has substantial  remediation  expenses on an ongoing basis,  although such costs are continually  being readjusted based upon the  emergence of new  techniques  and  alternative  methods.  In addition,  the
Company has insurance  coverage  available for several of these  matters.  Based
upon   information   currently   available,   including   H&H's  prior   capital
expenditures, anticipated capital expenditures, and information available to H&H on pending  judicial  and  administrative  proceedings,  H&H does not expect its environmental compliance costs, including the incurrence of additional fines and penalties,  if any,  relating  to the  operation  of its  facilities,  to have a material  adverse  effect on the financial  position of H&H, but there can be no such assurances.  Such costs could be material to H&H's results of operation and cash  flows.  We  anticipate  that H&H will pay such  amounts out of its working capital,  although there is no assurance that H&H will have sufficient  funds to pay such  amounts.  In the event that H&H is unable to fund  these  liabilities, claims  could be made  against WHX for payment of such  liabilities.  As further information  comes into the Company's  possession,  it will continue to reassess such evaluations.

OTHER LITIGATION

      H&H or its  subsidiaries  are a defendant in numerous  cases  pending in a variety of jurisdictions relating to welding emissions.  Generally,  the factual underpinning of the plaintiffs'  claims is that the use of welding  products for their ordinary and intended  purposes in the welding process causes emissions of fumes  that  contain  manganese,  which is toxic to the  human  central  nervous system.  The

plaintiffs  assert  that they were  over-exposed  to  welding  fumes  emitted by welding products  manufactured and supplied by H&H and other co-defendants.  H&H denies liability and is defending these actions.

      In addition to the  foregoing  cases,  there are a number of other product liability,  exposure,  accident,  casualty and other  claims  against H&H or its subsidiaries in connection with a variety of products sold by its divisions over many  years,  as well as  litigation  related to  employment  matters,  contract matters,  sales and purchase  transactions and general liability claims, many of which arise in the ordinary course of business.

      There is insurance coverage available for many of these actions, which are being litigated in a variety of jurisdictions. To date, H&H has not incurred any significant liability with respect to these claims, which it contests vigorously in most cases.  However,  it is possible  that the ultimate  resolution  of such litigation  and claims  could have a material  adverse  effect on the  Company's results of operations,  financial position and cash flows when they are resolved in future periods.

NOTE 15 - RELATED PARTY TRANSACTIONS

      On October 26, 2005, WHX CS Corp. ("CS"), a wholly-owned subsidiary of the
Company,   entered  into  a  Stock  Purchase   Agreement  (the  "Stock  Purchase
Agreement")  by and  between CS and Steel.  Pursuant to the  Agreement,  CS sold
1,000 shares of Series A Preferred  Stock, par value $0.01 per share (the "Steel
Shares"),  to Steel.  Steel  paid a  purchase  price of  $5,100  per share or an aggregate  purchase price of $5.1 million.  The Steel Shares accrue dividends at
6.0% per annum.  The Steel  Shares  were  required to be redeemed by CS for $5.1 million  plus all  accrued and unpaid  dividends  on October 26, 2006 or, at the sole option of the Board of Directors of CS, on any earlier date. However, there was no such  redemption on that date.  The proceeds of this sale were used by CS to purchase 1,898,337 shares of Cosine Communications, Inc.

      The Company has two  investments  accounted  for under the equity  method,
Cosine  Communications  18% ownership of the outstanding common stock and 50% of the outstanding common stock of H&H Mfg.  (Singapore).  The Company accounts for
Cosine  Communications  under the equity  method  because a related party (Steel
Partners) owns an additional 30% of the outstanding  common stock and indirectly
has  the  ability  to  exercise  control.   The  investment  balance  of  Cosine
Communications at December 31, 2005 was $5.1 million.  The investment balance of
H&H Mfg at  December  31,  2005  and 2004 was $ 4.0  million  and $4.1  million, respectively. These investments are presented in other non-current assets.

      On September 8, 2005,  H&H completed the  assignment of its  approximately
$70.6  million  Term B  Loan  from  Canpartners,  to  Steel  Partners  II,  L.P.
("Steel"), as agent and lender. Substantially all of the terms and conditions of the Term B Loan continue without  amendment.  Steel is the beneficial  holder of
5,029,793 shares of the Company's common stock,  representing  approximately 50%
of the outstanding shares.  Warren Lichtenstein,  the sole executive officer and managing member of Steel Partners, L.L.C., the general partner of Steel Partners
II, L.P., is the Chairman of the Board of the Company.

      A  current  member  of the  Company's  Board  of  Directors,  owns  49% of
Abundance Corp., which had a consulting  agreement with WHX (as it existed prior to the Effective Date of the Chapter 11 Plan of Reorganization)  that terminated in February of 2005. Abundance Corp. was paid $200,000 per annum under the terms of the  consulting  agreement.  Fees of  $203,785,  $212,699,  and $23,555  were incurred for services performed in 2003, 2004, and 2005.

      Mr.  Kassan,  an Executive  Vice  President  with Steel Partners Ltd., was appointed Chief Executive Officer of WHX on October 7, 2005. In 2005, Mr. Kassan
received no compensation. In 2006, the Compensation Committee approved salary of
$600,000 per annum for Mr. Kassan, effective January 1, 2006.

      During the period  January 1, 2003 to  December31,  2005,  the Company was
billed $2.4  million in legal fees for services  performed by Olshan,  Grundman,
Frome,  Rosenzweig  &  Wolosky  LLP  ("Olshan"),  a law  firm in  which a former director of the Company was a retired  partner  with the law firm.  The director resigned upon emergence from bankruptcy in July 2005.

      The former  Chairman of the Board of the Company is the president and sole shareholder of WPN Corp. ("WPN"). Pursuant to a management agreement as amended, and approved by a majority of the non-management  directors of the Company,  WPN provided certain financial,  management  advisory and consulting services to the
Company. Such services included,  among others,  identification,  evaluation and
negotiation  of  acquisitions,   financing  matters  for  the  Company  and  its
subsidiaries,   review  of  annual  and  quarterly   budgets,   supervision  and
administration,  as appropriate,  of all the Company's  accounting and financial functions and review and supervision of reporting  obligations under Federal and state securities laws. In exchange for such services, WPN received a monthly fee of $520,833 through October 2003 and $400,000 per month  thereafter.  In January
2004 the Company  announced,  among other things, the retirement of the Chairman of the Board. In connection with this announcement,  effective February 1, 2004, the  management  agreement  between WHX and WPN was  terminated.  On February 1,
2004,  WPN entered into an Investment  Consulting  Agreement with the Company on behalf of the WHX Pension Plan Trust pursuant to which WPN Corp.  would continue to manage the assets of

the WHX Pension Plan Trust.  Under the  Agreement,  WPN Corp. is paid by the WHX
Pension Plan Trust .525% per year of the amount of the assets under  management.
The WHX  Pension  Plan  Trust  Agreement  was  negotiated  by a board  committee composed of independent  directors,  which committee recommended the approval of such  Investment  Consulting  Agreement to the full board,  which  approved such agreement.

      The WPC Group  participates  in the WHX defined benefit pension plan. As a result of the Settlement Agreement,  WHX could not charge any pension expense to the WPC Group with respect to the WHX Pension  Plan.  As a result,  WHX incurred non-cash pension expense of approximately  $52.9 million (including  curtailment and  special  termination  benefits),  for the WPC Group in 2003.  The  non-cash pension  expense  for  2003  includes  $48.1  million  pension  curtailment  and termination benefit charges related to the consummation of the WPC Group Plan of
Reorganization.

NOTE 16 - OTHER INCOME AND (EXPENSE)

                                                            Year Ended December 31,
                                                    2005             2004             2003
                                                ------------     ------------     ------------
                                                                                  (AS RESTATED)
                                                                (IN THOUSANDS)

Interest and investment income                  $        225     $        439     $      6,465
Interest rate swap                                        --               --             (625)
Equity income in non consolidated subsidiary             219              125              100
Foreign currency transaction loss                       (565)             155              (88)
Gain on WPSC Note Recovery                                --            5,596               --
Gain (loss) on derivatives                            (4,263)             549             (190)
Other, net                                               272             (299)          (3,907)
                                                ------------     ------------     ------------
                                                $     (4,112)    $      6,565     $      1,755
                                                ============     ============     ============

NOTE 17 - GAIN/(LOSS) ON EARLY RETIREMENT OF DEBT

                                               Year Ended December 31,
                                       2005             2004             2003
                                   ------------     ------------     ------------
                                                                     (AS RESTATED)
                                                   (IN THOUSANDS)

Discount on early debt retirement  $         --     $         --     $      3,382
Unamortized debt issuance cost               --           (1,161)            (153)
Unamortized consent fee                      --               --             (230)
                                   ------------     ------------     ------------
                                   $         --     $     (1,161)    $      2,999
                                   ============     ============     ============

      In  connection  with the  refinancing  of the H&H  Senior  Secured  Credit
Facilities in March 2004, the Company wrote off deferred  financing fees of $1.2 million.  In 2003,  the Company  purchased and retired  $17.7 million  aggregate principal  amount of 10 1/2% Senior Notes in the open market resulting in a $3.0 million gain.

NOTE 18 - REPORTED SEGMENTS

      The  Company has three  reportable  segments:  (1)  Precious  Metal.  This segment  manufactures  and  sells  precious  metal  products  and  electroplated material, containing silver, gold, and palladium in combination with base metals for use in a wide variety of industrial  applications;  (2) Tubing. This segment manufactures and sells tubing products and fabrications primarily from stainless steel,  carbon  steel  and  specialty  alloys,  for  use  in a wide  variety  of industrial applications; (3) Engineered Materials. This segment manufactures  specialty  roofing and construction  fasteners,  products for gas, electricity and water distribution using steel and plastic which are sold to the
construction   and  natural   gas  and  water   distribution   industries,   and
electrogalvinized products used in the construction and appliance industries.

      Management  has  determined  that  certain  operating  segments  should be aggregated  and presented  within a single  reporting  segment on the basis that such operating  segments have similar economic  characteristics  and share other qualitative  characteristics.  Management  reviews  gross  profit and  operating income to evaluate  segment  performance.  Operating  income for the  reportable segments  excludes  unallocated  general  corporate  expenses.  Other income and expense,  interest expense,  and income taxes are not presented by segment since they are  excluded  from the  measure of segment  profitability  reviewed by the
Company's management.

      The following tables present  information  about reported segments for the years ending December 31:

(in thousands)

                                                            2005             2004             2003
                                                        ------------     ------------     ------------
                                                                                          (AS RESTATED)
Net Sales

   Precious Metal                                       $    116,958     $    105,289     $     84,572
   Tubing                                                    114,355          104,019           85,533
   Engineered Materials                                      172,502          162,653          119,785
                                                        ------------     ------------     ------------
      Net sales                                         $    403,815     $    371,961     $    289,890
                                                        ============     ============     ============

Segment operating income (loss)
   Precious Metal (a)                                   $     (1,644)    $    (44,828)    $    (36,155)
   Tubing (b)                                                   (446)         (30,793)         (27,442)
   Engineered Materials                                       13,462           16,367            8,423
                                                        ------------     ------------     ------------
      Subtotal                                                11,372          (59,254)         (55,174)

Unallocated corporate expenses                                 8,575            8,214           15,743
Enviromental remediation expense (c)                              --           28,971              502
Fairfield penalty (c)                                             --            3,845               --
Pension - curtailment & special termination benefits              --               --           48,102
Loss (gain) on disposal of assets (d)                            103             (592)           4,803
                                                        ------------     ------------     ------------

      Income (loss) from operations                            2,694          (99,692)        (124,324)

Interest expense                                              17,236           25,486           19,005
Chapter 11 and related reorganization expenses                 9,454               --               --
Gain on disposition of WPC                                        --               --              534
Gain (loss) on early retirement of debt                           --           (1,161)           2,999
Other income (loss)                                           (4,112)           6,565            1,755
                                                        ------------     ------------     ------------

      Loss from continuing operations before taxes           (28,108)        (119,774)        (138,041)

Tax provision                                                  2,342            2,172           13,208

      Loss from continuing operations, net                   (30,450)        (121,946)        (151,249)

Loss from discontinued operations, net                        (4,207)         (18,498)          (8,675)
                                                        ------------     ------------     ------------
      Net loss                                          $    (34,657)    $   (140,444)    $   (159,924)
                                                        ============     ============     ============

(a)   Includes a goodwill  impairment  charge of $45.6 million in 2004 and $38.4 million in 2003.
(b)   Includes a goodwill  impairment  charge of $34.2 million in 2004 and $29.0 million in 2003.
(c)   Environmental  remediation  expense and  Fairfield  penalty  have not been allocated to the reporting segments since the related facilities have been closed for  several  years and are not  indicative  of  current  operating results.
(d)   Loss  (gain) on  disposal  of assets  includes  the  following  amounts by segment for 2005,  2004 and 2003  respectively.  Precious Metal - $9, $101 and $4,557; Tube - ($5),  ($13),and $2 ; Engineered Materials - $99, ($4),
      and ($23); Corporate $0, ($676), and $267.

(IN THOUSANDS)
                                        2005            2004            2003
                                    ------------    ------------    ------------

CAPITAL EXPENDITURES

   Precious Metal                   $      2,054    $      2,337    $        588
   Tubing                                  6,040           2,213           6,342
   Engineered Materials                   11,291           3,054           2,782
   Corporate and other                       989           1,766              49
                                    ------------    ------------    ------------
Total                               $     20,374    $      9,370    $      9,761
                                    ============    ============    ============

(IN THOUSANDS)
                                                        2005            2004
                                                    ------------    ------------

TOTAL ASSETS

   Precious Metal                                   $     75,342    $     70,970
   Tubing                                                 74,330          68,825
   Engineered Materials                                  113,870         106,658
   Discontinued Operations                                 2,975          19,185
   Corporate and other                                    29,681          46,278
                                                    ------------    ------------
Total                                               $    296,198    $    311,916
                                                    ============    ============

      The following table presents revenue and long-lived  asset  information by geographic  area as of and for the years ended  December 31.  Long-lived  assets consist of property, plant and equipment and the Company's 50% investment in H&H
Manufacturing (Singapore).

GEOGRAPHIC INFORMATION

                                    Revenue                                   Long-Lived Assets
                 --------------------------------------------    --------------------------------------------
(IN THOUSANDS)       2005            2004            2003            2005            2004            2003
                 ------------    ------------    ------------    ------------    ------------    ------------
                                                 (AS RESTATED)                                   (AS RESTATED)

United States    $    371,216    $    346,858    $    270,700    $     82,765    $     74,667    $     82,841
Foreign                32,599          25,103          19,190          12,510          13,800          12,441
                 ------------    ------------    ------------    ------------    ------------    ------------
                 $    403,815    $    371,961    $    289,890    $     95,275    $     88,467    $     95,282
                 ============    ============    ============    ============    ============    ============

      Foreign  revenue is based on the country in which the legal  subsidiary is
domiciled.   Revenue  from  no  single  foreign  country  was  material  to  the consolidated revenues of the Company.

      In  2004,  a  customer  of  the  Company's  Engineered  Materials  Segment accounted for 7.1% of H&H's consolidated  sales. No other customer accounted for more than 5% of H&H's  sales.  In 2005 and 2003 no customer  accounted  for more than 5% of the Company's sales.

NOTE 19 - QUARTERLY INFORMATION (UNAUDITED)

      The Company has  restated its  previously  issued  unaudited  consolidated financial  statements for the quarters  ended March 31, 2004,  June 30, 2004 and
September 30, 2004 (the Quarter  Restatement").  The Quarter Restatement will be given full effect in the  financial  statements  to be included in the Company's
Quarterly  Reports on Form 10-Q for the quarters ended March 31, 2005,  June 30,
2005 and September 30, 2005,  when they are filed. In addition to the details of the  corrections  described  in Note 1b,  the 2004  quarters  ended  June 30 and
September  30 have  been  corrected  for an error in the  timing  of and  amount recognized with respect to certain  long-lived asset impairments under SFAS 144,
`Accounting for the Impairment or Disposal of Long-Lived Assets'.

      Financial  results by quarter for the two fiscal years ended  December 31,
2005 and 2004 are as follows:

(In Thousands)

                                                                                                                    Basic
                                                                                                                Income (Loss)
                                                                              Operating             Net           Per Share
                                               Net            Gross            Income              Income       Applicable to
                                              Sales           Profit           (Loss)              (Loss)       Common Shares
                                          ------------     ------------     ------------        ------------        -------------
2005:
  1st Quarter                             $     95,929     $     18,260     $      3,040        $     (6,496)        $      (1.84)
  2nd Quarter                                  105,556           20,544            5,100              (3,925)               (0.72)
  3rd Quarter                                  103,142           19,052           (2,371)            (12,671)               31.36
  4th Quarter                                   99,188           14,766           (3,075)            (11,565)               (1.16)

2004:
  1st Quarter
     As reported                                97,494           18,031            4,142              (1,985)               (1.26)
     Restatement Adjustments
         Hedge accounting/inventory                                                                     (590)
         Precious Metals inventory                                  245              245                 245
         Executive life insurance                                                    (36)                (36)
         Tax Matters                                                                                     (30)
                                          ------------     ------------     ------------        ------------
     As restated                                97,494           18,276            4,351              (2,396)
     Discontinued operations                    (9,755)            (292)             775                  --
                                          ------------     ------------     ------------        ------------
     As presented                               87,739           17,984            5,126               (2,396) (a)          (1.34)

  2nd Quarter
     As reported                               107,840           20,329             (488)               (954)               (1.07)
     Restatement Adjustments
         Long - lived asset impairment                                             5,060               5,060
         Hedge accounting/inventory                                                                    3,666
         Precious Metals inventory                               (2,902)          (2,902)             (2,902)
         Executive life insurance                                                    (36)                (36)
         Tax Matters                                                                                    (375)
                                          ------------     ------------     ------------        ------------
     As restated                               107,840           17,427            1,634               4,459
     Discontinued operations                    (9,370)             484            5,591                  --
                                          ------------     ------------     ------------        ------------
     As presented                               98,470           17,911            7,225 (b)            4,459 (c)           (0.07)

  3rd Quarter
     As reported                               111,483           19,601            5,119              (2,073)               (1.28)
     Restatement Adjustments
         Long - lived asset impairment                                            (4,235)             (4,235)
         Hedge accounting/inventory                                                                   (2,189)
         Precious Metals inventory                                1,343            1,343               1,343
         Executive life insurance                                                    (36)                (36)
         Tax Matters                                                                                    (243)
                                          ------------     ------------     ------------        ------------
     As restated                               111,483           20,944            2,191              (7,433)
     Discontinued operations                    (9,885)           1,093            6,483                  --
                                          ------------     ------------     ------------        ------------
     As presented                              101,598           22,037            8,674 (d)          (7,433)               (2.26)

  4th Quarter                                   84,154           14,980         (120,717)(e)        (135,074)              (25.71)

(a)   Includes $1,161 loss on early retirement of debt.
(b)   Includes $3,940 asset  impairment  charge and $1,275 income on reversal of reserve for legal proceeding settled in the Company's favor. Also includes
      $1,707 gain on sale of fixed assets.
(c)   Includes $5,629 gain on sale of WPSC note.
(d)   Includes $4,235 asset impairment charge.
(e)   Includes $ 79,788 goodwill impairment charge, $1,576 restructuring charge,
      $1,784   re-capitalization   expenses,   and   $28,971  in   environmental
      remediation.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURES

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial  Officer  concluded  that  as of  December  31,  2005  and  2004,  our disclosure  controls and  procedures  were not  effective  in ensuring  that all information required to be disclosed in reports that we file or submit under the
Exchange Act is recorded,  processed,  summarized  and reported  within the time periods  specified  in the SEC rules and  forms  and that  such  information  is accumulated and  communicated  to our management,  including our Chief Executive
Officer and Chief Financial  Officer,  in a manner that allows timely  decisions regarding required disclosure.

      As more  fully  described  in  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations and in Note 1b to the Consolidated
Financial  Statements,  the Company  determined  it was necessary to restate its
2003  and  prior  years'  audited  consolidated  financial  statements,  and its unaudited interim consolidated financial statements for all quarters in 2004.

      Notwithstanding the existence of the material weaknesses  discussed below,
the  Company's   management  has  concluded  that  the  consolidated   financial
statements  included in this Form 10-K fairly present, in all material respects, the Company's financial  position,  results of operations and cash flows for the interim and annual  periods  presented in  conformity  with  generally  accepted accounting principles.

      Although  we are not  currently  required  to  assess  and  report  on the effectiveness  of our internal  control  over  financial  reporting  under Rules
13a-15 and 15d-15 of the Exchange  Act,  management  is required to evaluate the effectiveness  of our disclosure  controls and procedures  under Rule 13a-15(b).
Because of its inherent limitations,  internal controls over disclosure controls and procedures may not prevent or detect misstatements. Also, projections of any evaluation of  effectiveness to future periods are subject to the risk that such controls may become  inadequate  because of changes in  conditions,  or that the
degree  of  compliance  with  such   disclosure   controls  and  procedures  may
deteriorate.

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or  detected.  As of December  31,  2005 and 2004,  we have  concluded  that the
Company did not maintain effective disclosure controls and procedures due to the following material weaknesses:

            (a) We did not  maintain a sufficient  number of  personnel  with an appropriate  level of  knowledge,  experience  and  training  in the application of generally accepted accounting principles commensurate with the Company's global financial  reporting  requirements and the complexity of our operations and transactions.

            (b)  We did  not  maintain  appropriately  designed  and  documented company-wide policies and procedures.

            (c) We did not maintain an effective  anti-fraud program designed to detect and prevent fraud, including (i) an effective  whistle-blower program,  and (ii) an  ongoing  program to manage  identified  fraud risks.

      These material weaknesses contributed to the material weaknesses discussed in items 1 to 6 below and the resulting  restatement of our annual  consolidated financial  statements  for 2003 and prior years,  restatement  of the  unaudited
consolidated   quarterly  financial   statements  for  2004  as  well  as  audit
adjustments to the 2005 and 2004 annual  consolidated  financial  statements and the 2005 unaudited  consolidated  quarterly financial statements.  Additionally, these control deficiencies could result in a material misstatement in any of the
Company's  accounts or disclosures that would result in a material  misstatement of the annual or interim  consolidated  financial  statements  that would not be prevented  or detected.  As of December  31, 2005 and 2004,  we did not maintain effective controls over:

      (1) the accuracy,  valuation and disclosure of our goodwill and intangible asset  accounts  and the  related  impairment  expense  accounts.  Specifically, effective  controls  were not  designed  and in place to ensure that an adequate periodic impairment analysis

was conducted, reviewed, and approved in order to identify and accurately record impairments as required under generally  accepted  accounting  principles.  This control  deficiency  resulted  in the  restatement  of our  annual  consolidated financial  statements  for 2003 and prior  years,  and the  unaudited  quarterly consolidated  financial statements for 2004, as well as audit adjustments to the annual  2004  consolidated  financial  statements.  Additionally,  this  control deficiency  could  result in a material  misstatement  of  goodwill,  intangible assets and related  impairment  expense accounts that would result in a material misstatement  of the annual or interim  consolidated  financial  statements that would not be prevented or detected. Accordingly,  management has determined that this control deficiency constitutes a material weakness.

      (2) the  accounting  for income  taxes,  including  the  completeness  and accuracy of income taxes payable,  deferred  income tax assets,  liabilities and related valuation allowances and the income tax provision.  Specifically, we did
not  appropriately  apply  generally  accepted  accounting   principles  in  the
estimation  of tax reserves and the  recording of valuation  allowances  against deferred tax assets. Additionally, we did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and  liabilities  and  reconcile the  difference  to deferred  income tax assets and liabilities.  This control deficiency  resulted in the restatement of the annual  consolidated  financial  statements for 2003 and prior years and all unaudited  quarterly  consolidated  financial  statements  for  2004  and  audit adjustments to the annual  consolidated  financial  statements for 2005 and 2004
and  the   2005   unaudited   consolidated   quarterly   financial   statements.
Additionally, this control deficiency could result in a material misstatement of income taxes payable,  deferred  income tax assets and  liabilities,  income tax provision  and other  comprehensive  income  that  would  result  in a  material misstatement  of the annual or interim  consolidated  financial  statements that would not be prevented or detected. Accordingly,  management has determined that this control deficiency constitutes a material weakness.

      (3)  the  completeness  and  accuracy  of  our  environmental  remediation liability  reserves.  Specifically,  we  did  not  have  effective  controls  to accurately  estimate or monitor for completeness our  environmental  remediation liabilities  arising from  contractual  obligations or regulatory  requirements.
This  control  deficiency  resulted  in audit  adjustments  to the 2005 and 2004 annual  consolidated  financial  statements  and the  2005  unaudited  quarterly consolidated financial statements.  Additionally,  this control deficiency could result  in  a  material  misstatement  of  environmental  remediation  liability reserves and environmental  remediation expenses that would result in a material misstatement to annual or interim  consolidated  financial statements that would not be prevented or detected.  Accordingly,  management has determined that this control deficiency constitutes a material weakness.

      (4)  the  valuation  of  long-lived   assets  for   impairment   purposes.
Specifically,  we did not have  effective  controls to ensure the  accuracy  and valuation  of an  impairment  charge taken in the second  quarter of 2004.  This control  deficiency  resulted  in  a  restatement  of  our  unaudited  quarterly condensed consolidated financial statements for the second and third quarters of
2004 and audit adjustments in the annual consolidated  financial  statements for
2004.  Additionally,   this  control  deficiency  could  result  in  a  material
misstatement of property,  plant and equipment and asset impairment charges that would result in a material  misstatement  of the annual or interim  consolidated financial  statements  that would not be  prevented  or  detected.  Accordingly, management has determined  that this control  deficiency  constitutes a material weakness.

      (5) the  accounting  for  derivative  instruments  and hedging  activities related to precious metal inventory.  Specifically,  effective controls were not designed and in place to ensure the appropriate documentation had been completed in order to qualify for hedge  accounting  treatment with respect to futures and forward contracts  specifically  purchased to mitigate the Company's exposure to changes  in  the  value  of  precious  metal  inventory,  including  appropriate identification  of the instruments,  assessment of effectiveness and maintenance
of   contemporaneous   documentation  in  accordance  with  generally   accepted
accounting  principles.  This control deficiency  resulted in the restatement of the annual  consolidated  financial  statements  for the year ended December 31,
2003 and  prior  years,  the 2004  unaudited  quarterly  consolidated  financial statements,  as well as audit adjustments in the annual  consolidated  financial statements  for 2005 and 2004  and the  2005  unaudited  quarterly  consolidated financial  statements.  Additionally,  this control deficiency could result in a material  misstatement  of  inventory  and cost of  goods  sold as well as other current  assets or accrued  liabilities  and other income  (expense)  that would result  in a  material  misstatement  of  the  annual  or  interim  consolidated financial  statements  that would not be  prevented  or  detected.  Accordingly, management has determined  that this control  deficiency  constitutes a material weakness.

      (6) the  preparation  and  review of the  consolidated  statement  of cash flows. Specifically, we did not maintain effective controls over the accuracy of the classification of short-term borrowings used to fund purchases of short-term investments  as cash flows from financing  activities,  as required by generally
accepted  accounting  principles.   This  control  deficiency  resulted  in  the
restatement of the annual consolidated  financial  statements for the year ended
December 31, 2003 and prior years.  Additionally,  this control deficiency could result in a material  misstatement  of operating and  financing  cash flows that would result in a material  misstatement  of the annual or interim  consolidated financial  statements  that would not be  prevented  or  detected.  Accordingly, management has determined  that this control  deficiency  constitutes a material weakness.

PLANS FOR REMEDIATION

The Company has taken the following  actions to address the material  weaknesses noted above.

      o     Engaged  an  independent  third-party  valuation  firm in the second quarter of 2005 to assist management in evaluating the impairment of goodwill and intangible asset accounts;

      o     Increased the Company's accounting and financial resources by hiring an Assistant  Controller  and a Treasurer  and  retaining a regional accounting firm of certified public  accountants to assist financial management in addressing various accounting matters;

      o     Increased  the  level  of  review  and   discussion  on  significant
            accounting  matters,  including  goodwill  valuation,  environmental issues, tax matters,  cash flow presentation and hedging and related supporting documentation with senior finance management;

      o     Consolidated corporate office functions;

      o     Improved controls regarding timely  communication of all significant events to management and the Board of Directors; and

      o     Enhanced the monthly  financial  reporting to senior  management and the Board.

Additional actions planned by management include:

      o     Hiring additional experienced financial personnel;

      o     Updating the Company's  accounting policies and procedures to ensure such accounting policies and procedures are complete and current;

      o     Considering the engagement of an additional  third party resource to support the internal accounting and financial personnel; and

      o     Reviewing  and  modifying  the  nature and scope of  internal  audit activities.

      Management will consider the design and operating  effectiveness  of these actions and will make additional  changes it determines  appropriate.  We cannot assure you that the measures we have taken,  or will take,  to  remediate  these material  weaknesses  will  be  effective  or that  we  will  be  successful  in implementing  them before  December 31, 2007 or December 31, 2008,  the dates on which  the  Company  and its  independent  registered  public  accounting  firm, respectively,  must first report on the  effectiveness  of our internal  control over financial  reporting under the Section 404 provisions of the Sarbanes-Oxley
Act.

      Internal  control over disclosure  controls and procedures,  no matter how well designed, has inherent limitations. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial  statement  preparation and presentation.  We will continue to improve the design and  effectiveness  of our disclosure  controls and procedures to the extent  necessary  in the future to provide  our senior  management  with timely access to such material information, and to correct any deficiencies that we may discover in the future.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Set forth below are the names and certain  other  information  relating to the current members of the Board of Directors:

                                              PRINCIPAL OCCUPATION                            FIRST YEAR
                                            FOR THE PAST FIVE YEARS                             BECAME
NAME                                    AND CURRENT PUBLIC DIRECTORSHIPS             AGE      A DIRECTOR
----                                    --------------------------------             ---      ----------
Warren G. Lichtenstein        CHAIRMAN  OF  THE  BOARD  OF  DIRECTORS.  Warren  G.    40         2005
                              Lichtenstein   is  a  Co-Founder  and  the  Managing
                              Member of Steel  Partners  II, L.P.,  an  investment
                              partnership.  In 1993,  Steel  Partners II, LP began
                              investing  in  undervalued   securities,   including
                              equity and debt (senior and  subordinated) of public
                              and  private   companies   in  easy  to   understand
                              businesses.

                              Prior  to  opening   Steel   Partners  II,  LP,  Mr.
                              Lichtenstein  co-founded  Steel  Partners,  L.P.  in
                              1990 and  co-managed  the business and operations of
                              that partnership.

                              Mr.  Lichtenstein  previously  worked at  Ballantrae
                              Partners,    L.P.   as   an    acquisition/arbitrage
                              analyst.   Ballantrae  invested  in risk  arbitrage,
                              special  situations,   and  undervalued   companies,
                              which  the  partnership   desired  to  influence  or
                              control. Mr.  Lichtenstein  began his career in 1988
                              as  an  analyst  at  Para  Partners,   L.P.,   which
                              invested in arbitrage and related situations.

                              In  association  with Steel  Partners II, L.P.,  Mr.
                              Lichtenstein  is  a  Co-Founder  of  Steel  Partners
                              Japan  Strategic  Fund,  Steel Partners China Access
                              Fund I LP, and President and CEO of Steel  Partners,
                              Ltd.   He is also a  director  of KT&G  Corporation,
                              and  Chairman  of  SL   Industries,   Inc.,   United
                              Industrial  Corporation,  and WHX Corporation.  Over
                              the past 15 years,  Warren  has served as a director
                              of  a   number   of   companies   including:   Alpha
                              Technologies  Group, Aydin Corp., BKF,  CellPro/CPX,
                              ECC International  Corporation,  Gateway Industries,
                              Layne  Christensen   Company,   PLM   International,
                              Puroflow,  Inc.,  Saratoga Beverage Group,  Synercom
                              Technologies,  TAB,  Tandycrafts,   Tech-Sym  Corp.,
                              USDL and Webfinancial.

                              Mr.  Lichtenstein is a graduate of the University of
                              Pennsylvania with a degree in Economics.

Joshua Schechter              DIRECTOR.  Vice  President  of SPL since  June 2001.    33         2005
                              Associate  in  the   corporate   finance   group  of
                              Imperial  Capital  LLC,  a provider  of mergers  and
                              acquisitions  advisory services,  from March 1998 to
                              June  2001.  Senior  analyst at Leifer  Capital,  an
                              investment  bank, from August 1997 to February 1998.
                              Tax  consultant  at Ernst & Young,  LLP from January
                              1996 to July 1997.  Director  of  Jackson  Products,
                              Inc. since 2004.

John Quicke                   DIRECTOR  AND  VICE  PRESIDENT.  Vice  President  of    56         2005
                              SPL  since  September  2005.  He  has  served  as  a
                              director  of  WHX  since  July  2005  and  as a Vice
                              President  since October 2005.  Director,  Chairman,
                              of  NOVT  Corporation  ("NOVT")  since  April  2006.
                              Director of Layne  Christensen  since  October 2006.
                              Director of Angelica  Corporation since August 2006.
                              A director,  President and Chief  Operating  Officer
                              of  Sequa  Corporation,   a  diversified  industrial
                              company,  from 1993 to March 2004, and Vice Chairman
                              and  Executive  Officer  of Sequa from March 2004 to
                              March 2005. As Vice  Chairman and Executive  Officer
                              of  Sequa,   Mr.  Quicke  was  responsible  for  the
                              Automotive,   Metal  Coating,  Specialty  Chemicals,
                              Industrial  Machinery  and Other  Product  operating
                              segments of the  company.  Occasionally  served as a
                              consultant  to Steel  and  explored  other  business
                              opportunities from March 2005 to August 2005.

Glen M. Kassan                VICE  CHAIRMAN OF THE BOARD OF  DIRECTORS  AND CHIEF    63         2005
                              EXECUTIVE  OFFICER.  Executive Vice President of SPL
                              and  its  predecessor   since  June  2001  and  Vice
                              President  of  its  predecessor  from  October  1999
                              through May 2001.  Vice  President,  Chief Financial
                              Officer and  Secretary  of  WebFinancial  since June
                              2000.  Director  of  SL  since  January  2002,  Vice
                              Chairman   since  August  2005  and  President  from
                              February 2002 through  August 2005.  Director of UIC
                              since 2004.

Jack L. Howard                DIRECTOR.    Registered    principal    of    Mutual    45         2005
                              Securities, Inc., a registered broker-dealer,  since
                              1989.  Vice  President  of SPL and  its  predecessor
                              since  December  2003.   Director  of   WebFinancial
                              since   1996  and   Vice   President   since   1997.
                              Secretary,  Treasurer and Chief Financial Officer of
                              WebFinancial  from  1997 to  2000.  Chairman  of the
                              Board  and  Chief   Executive   Officer  of  Gateway
                              Industries,    Inc.,    a   provider   of   database
                              development  and Web  site  design  and  development
                              services,  since  February  2004,  Vice President of
                              Gateway since  December 2001 and director  since May
                              1994.  Director  of Cosine  Communications  Inc.,  a
                              global telecommunications  equipment supplier, since
                              July  2005.   Director  of  BNS  Holding,   Inc.,  a
                              holding  company  that owns the  majority of Collins
                              Industries,   a   manufacturer   of  school   buses,
                              ambulances, and terminal trucks..

Louis Klein Jr.               DIRECTOR.   Trustee  of  Manville   Personal  Injury    71         2002
                              Settlement  Trust since  1991.  Trustee of WT Mutual
                              Fund and WT Investment  Trust I  (Wilmington  Trust)
                              since  1998.  Trustee of the CRM  Mutual  Fund since
                              2005  and  Director  of  Bulwick  Corporation  since
                              1998,  a  private  company  engaged  in real  estate
                              investment.

Garen W. Smith                DIRECTOR.  Chairman  of the  Board of Handy & Harman    63         2002
                              from 2003 through  September  2005.  Vice President,
                              Secretary  and  Treasurer  of  Abundance   Corp.,  a
                              consulting  company  that  provides  services to the
                              Company from 2002 to February  2005.  President  and
                              Chief  Executive  Officer  of  Unimast  Incorporated
                              from 1991 to 2002.

Daniel P. Murphy              DIRECTOR;  PRESIDENT AND CHIEF EXECUTIVE  OFFICER OF    45         2005
                              H&H.  President  of H&H since  February  2003.  Vice
                              President  of H&H  Engineered  Materials  Group from
                              January 2002  through  February  2003.  President of
                              Olympic  Manufacturing  Group,  Inc.  from  February
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

                                                    PRINCIPAL OCCUPATION FOR THE PAST
NAME                                           FIVE YEARS AND CURRENT PUBLIC DIRECTORSHIPS                     AGE
----                                           -------------------------------------------                     ---
Robert K. Hynes                CHIEF FINANCIAL  OFFICER.  Chief Financial  Officer since January 2003. Vice     51
                               President--Finance  from June 2001 through  January 2003. Vice  President of
                               H&H since March 2000.  Director of Audit and Financial Standards of H&H from
                               April 1995 through March 2000.

Ellen T. Harmon                VICE  PRESIDENT,  GENERAL  COUNSEL  AND SECRETARY.  Vice  President,  General    52
                               Counsel and  Secretary of each of the Company and H&H since  February  2006.
                               Senior Vice  President,  General  Counsel and  Secretary of The Robert Allen
                               Group,  Inc., an international  designer and distributor of home furnishings and fabrics to the interior design trade, furniture  manufacturers,  and the contract and  hospitality  markets,  from January 2004 through January 2006.
                               Vice  President,  General  Counsel and  Secretary  of  Metallurg,  Inc.,  an
                               international  producer  and  supplier  of  high-quality  specialty  metals,
                               alloys   and   metallic    chemicals   utilized   in   the   production   of
                               high-performance  aluminum and titanium alloys, specialty steel, superalloys
                               and  certain   non-metallic   materials  for  various  applications  in  the
                               aerospace,   power  supply,   automotive,   petrochemical   processing   and
                               telecommunications industries, from 1999 through 2002.

AUDIT COMMITTEE

      The  Company  has  a  separately-standing   audit  committee  (the  "Audit
Committee") established in accordance with Section 3(a) (58) (A) of the Exchange
Act. The members of the Audit  Committee are Louis Klein Jr. and Garen W. Smith.
Each of Messrs.  Klein and Smith are  non-employee  members of the Board.  After reviewing the qualifications of the current members of the Audit Committee,  and any  relationships  they may have  with the  Company  that  might  affect  their independence  from the Company,  the Board has  determined  that (1) all current
Audit Committee  members are "independent" as that concept is defined in Section
10A of the Exchange Act, (2) all current Audit Committee members are financially literate,  and (3) Mr. Klein qualifies as an "audit committee  financial expert"
under the applicable rules promulgated pursuant to the Exchange Act.

NOMINATING COMMITTEE

      The members of the Nominating  Committee,  which last took action in 2004, are no longer  directors of the  Company.  The Company has adopted a policy with respect to  procedures  by which  stockholders  may  recommend  nominees  to the
Company's   Board  of  Directors  as  further   described  in  the   Stockholder
Recommendations   below.   The  Company's   Board  has  assumed  the  roles  and
responsibilities  of the  nominating  committee and is giving  consideration  to reconstituting the Nominating Committee and adopting a charter.

STOCKHOLDER RECOMMENDATIONS

      The  Company  has adopted a policy  with  respect to  procedures  by which stockholders  may recommend  nominees to the Company's Board of Directors.  This policy  is  identical  to the  policy  in  place  prior to  confirmation  of the
Company's  Plan with the  exception of the address of the  Company's  Secretary.
Stockholders  wishing to submit  recommendations for candidates to be considered for election  should write to the  Corporate  Secretary,  WHX  Corporation,  555
Theodore Fremd Avenue,  Rye, New York 10580.  Any such stockholder must meet and evidence  the minimum  eligibility  requirements  specified in Exchange Act Rule
14a-8 and must submit,  within the same  timeframe for  submitting a stockholder proposal  required by Rule 14a-8:  (1) evidence in accordance with Rule 14a-8 of compliance  with  the  stockholder  eligibility  requirements,  (2) the  written consent of the candidate(s) for nomination as a director, (3) a resume or other written  statement of the  qualifications  of a candidate(s) for nomination as a director, and (4) all information regarding the candidate(s) and the  submitting  stockholder  that would be required to be  disclosed in a proxy statement filed with the SEC if the candidate(s)  were nominated for election to the Board,  including  the number and class of all shares of each class of stock of the Company owned of record and  beneficially  by each such persons,  and the name and address of the submitting stockholder(s).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section  16(a)  of the  Exchange  Act  requires  the  Company's  executive officers and directors,  and persons who  beneficially own more than ten percent
(10%) of a registered class of the Company's equity securities,  to file reports of ownership and changes in ownership  with the SEC. In addition,  under Section
16(a),  trusts for which a reporting  person is a trustee and a beneficiary  (or for which a member of his immediate family is a beneficiary) may have a separate reporting  obligation  with regard to  ownership  of the Common  Stock and other equity  securities of the Company.  Such reporting persons are required by rules of the SEC to furnish the Company with copies of all Section  16(a) reports they file.  Based  solely upon a review of the copies of such forms  furnished to the
Company and  written  representations  from the  Company's  executive  officers, directors  and  greater  than ten percent  (10%)  beneficial  stockholders,  the
Company  believes  that during the year ended  December  31,  2005,  all persons subject to the  reporting  requirements  of  Section  16(a)  filed the  required reports on a timely basis.

CODE OF CONDUCT AND ETHICS

      The  Company  has  adopted a written  Code of Ethics  that  applies to its principal executive officer,  principal financial officer,  principal accounting officer or controller, and persons performing similar functions.

SEC FILINGS

      The public may read and attain  copies of the  Company's  filings from the
SEC at the public  reference room at 450 Fifth St, N.W.,  Washington D.C. 20549.
The Company is an electronic  filer with the SEC and its reports,  proxies,  and information statements are maintained at the following site: HTTP://WWW.SEC.GOV.
Shareholders  may request a written copy of the report by writing to the Company
at.  555  Theodore  Fremd  Avenue  Rye,  New  York  10580,  attention  Corporate
Secretary.

ITEM 11. EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE. The following table sets forth, for the fiscal years indicated, all compensation awarded to, paid to or earned by the following type of executive  officers for the fiscal years ended  December 31, 2003,  2004 and 2005:  (i)  individuals  who  served  as, or acted in the  capacity  of, the
Company's  principal  executive  officer for the fiscal year ended  December 31,
2005; (ii) the Company's four most highly compensated executive officers,  which together with the principal  executive  officer are the most highly  compensated officers of the Company whose salary and bonus exceeded $100,000 with respect to the fiscal  year ended  December  31,  2005 and who were  employed at the end of fiscal year 2004; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive  officer of the Company at the end of fiscal year 2005. Please note that the  executive  officers  identified  in (i),  (ii)  and  (iii)  above  are collectively referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                  Long Term
Name and Principal Position             Annual Compensation      Compensation
---------------------------             -------------------       -----------
                                                                  Securities       All Other
                                         Salary      Bonus        Underlying      Compensation
                              Year        ($)       ($)(1)        Options (#)         ($)
                              ----      -------     -------       -----------     ------------
Glen M. Kassan (2)            2005         -           -               -               -
Chief Executive Officer       2004         -           -               -               -
                              2003         -           -               -               -

Daniel Murphy                 2005      416,346     100,000            -            256,556 (3)
President of H&H              2004      350,000     140,000          20,000           1,397 (4)
                              2003      337,307     125,000         100,000           1,323 (4)

Robert K. Hynes               2005      250,000      40,000            -            251,505 (3)
Chief Financial Officer       2004      250,000     100,000          15,000             815 (4)
                              2003      249,846      75,000          20,000             785 (4)

Neale X. Trangucci (5)        2005      423,077     250,000 (6)        -          1,399,466 (8)
Former Chief Executive        2004      497,115     100,000 (7)                           -
Officer                       2003         -           -             45,000               -

Stewart E. Tabin (9)          2005      384,615     250,000 (6)        -          1,259,231 (10)
Former President              2004      451,923     100,000 (7)                           -
                              2003         -           -             45,000               -

Neil D. Arnold (11)           2005      276,923     250,000 (6)        -            900,000 (12)
Former Executive Chairman     2004      406,731     100,000 (7)
of the Board                  2003         -           -             45,000         500,000 (13)-

----------
(1)   Each of Messrs.  Hynes and Murphy  were  granted a bonus by the Company in each of 2006, 2005 and 2004 for services  performed in the prior year. All bonus amounts have been  attributed to the year in which the services were performed.

(2)   Mr. Kassan was appointed  Chief  Executive  Officer on October 7, 2005. In
      2005,  Mr. Kassan  received no  compensation.  In 2006,  the  Compensation
      Committee  approved  a  salary  of  $600,000  per  annun  for Mr.  Kassan, effective January 1, 2006.

(3)   Each of  Messrs.  Hynes and Murphy  were  awarded a bonus of  $250,000  to encourage  each of them to remain an  employee in good  standing  with the company through at least March 31, 2006.

(4)   Insurance premiums paid by the Company.

(5)   Mr. Trangucci was appointed Chief Executive Officer effective  February 1,
      2004 and resigned effective  September 20, 2005.  Pursuant to a management agreement  effective as of January 3, 1991 and  terminated  on January 31,
      2004, WPN Corp.  provided financial,  management,  advisory and consulting services to the Company. Mr. Trangucci was an officer of WPN until January
      2004.

(6)   Each of Messrs. Trangucci,  Tabin and Arnold were paid a bonus of $250,000 upon confirmation of the plan filed by the company under Chapter 11 of the
      United States Code as a reward for remaining with the company.

(7)   Bonus was granted in February 2005 in recognition of services in 2004.

(8)   Mr.  Trangucci was paid a severance of $1.1 million  pursuant to the terms of his employment  agreement as well as $299,466 pursuant to the company's
      Supplemental Executive Retirement Program.

(9)   Mr. Tabin was appointed  President effective February 1, 2004 and resigned effective September 20, 2005. Pursuant to a management agreement effective as of  January  3, 1991 and  terminated  on January  31,  2004,  WPN Corp.
      provided  financial,  management,  advisory and consulting services to the
      Company. Mr. Tabin was an officer of WPN until January 2004.

(10)  Mr.  Tabin was paid a severance  payment of $1.0  million  pursuant to the terms of his  employment  agreement  as well as  $259,231  pursuant to the company's Supplemental Executive Retirement Program.

(11)  Mr. Arnold was appointed  Chairman effective February 1, 2004 and resigned effective  August 10, 2005,  prior to such time Mr.  Arnold  served as the
      Company's Principal Executive Officer in 2004.

(12)  Mr. Arnold was paid a severance  payment of $900,000 pursuant to the terms of his employment agreement.

(13)  Mr. Arnold did not receive such  compensation  from the Company but rather from WPN as payment for Mr.  Arnold's  services as an officer of WPN.  Mr.
      Arnold joined WPN as an officer in August 2001.

      OPTION GRANTS TABLE. No stock option grants were made to each of the Named
Executive Officers during the fiscal year ended December 31, 2005.

      No options  were held by the Named  Executive  Officers as of December 31,
2005.

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
LTIP  participants  are  selected  by  H&H's  Chief  Executive  Officer  and the
Compensation Committee of the Board of the Company. Mr. Murphy is the only Named
Executive Officers who participates in the Amended and Restated LTIP.

      H&H maintains a  Supplemental  Executive  Retirement  Plan ("H&H SERP") to
provide  executive  officers the amount of reduction  in their  formula  pension benefits  under the WHX Pension Plan on account of the  limitation  on pay under
Section  401(a) (17) of the Internal  Revenue Code ("IRC") and the limitation on benefits under Section 415 of the IRC. The H&H SERP also applies the WHX Pension
Plan formula to the Career  Average Pay  generally  after  including  25% of the bonus  amounts  received.  This plan was frozen as of December 31, 2005 and will recognize  no pay or service  after this date.  The second  plan,  the WHX SERP, provides benefits to named executives of WHX. The benefits for the WHX SERP were fully  paid-out under change in control  provisions  during 2005 after which the plan was terminated.  The  participants  who were paid-out of the WHX SERP still have deferred vested benefits under the WHX Pension Plan. Amounts received under the SERPs are not subject to Cost of Living increases.

      The following table shows the projected Annual  Retirement  Benefits.  For participants  employed on December 31, 2005, these benefits are shown as payable on the basis of ten years of certain  payments and  thereafter for life, to each of the individuals  listed in the Summary  Compensation Table at age 65 assuming continuation of employment  until age 65. For  participants  who were terminated during 2005,  their lump sum benefit amount from the SERP and their deferred age
65 annual  benefit from the WHX Pension Plan are shown.  The amounts shown under
Salary  reflect  the  2005  rate of  salary  as plan  compensation  for  Messrs.
Trangucci, Tabin, Hynes and Murphy of $550,000, $500,000, $250,000 and $350,000,
respectively,  and include the benefits  payable under both the WHX Pension Plan and the SERPs.  The amount of benefits  shown under Bonus would be payable under the H&H SERP and assumes continuation of the amount of Bonus received on average over the prior 3 fiscal years (2002 - 2004).

EXECUTIVE PENSION BENEFITS

                       Normal Retirement                                        Annual Retirement Benefits From:
Name                      Date ("NRD")          Service At NRD*              Salary          Bonus          Total
----                      ------------          ---------------              ------          -----          -----
R.K. Hynes               Sept. 1, 2019           16 yrs. 5 mos.             $49,033         $4,618         $53,651
D.P. Murphy              May 1, 2026              4 yrs. 0 mos.              23,820          1,840          25,660

* This plan was frozen as of  December  31,  2005 and will  recognize  no pay or service after this date.

FOR THE FOLLOWING PARTICIPANTS, ALL BENEFITS ARE SALARY RELATED.

                                                                                                Annual Age 65 WHX
Name                    Termination Date       Service At Term         Lump Sum SERP                 Pension
----                    ----------------       ---------------         -------------            -----------------
N.X. Trangucci           July 31, 2005          14 yrs. 7 mos.            $299,466         -         $30,961
S.E. Tabin               July 31, 2005          14 yrs. 7 mos.             259,231         -          31,048

      DEFERRED COMPENSATION  AGREEMENTS.  Except as described below with respect to the employment agreements of Messrs. Trangucci,  Tabin, Arnold, Hynes, Smith,
and Murphy,  no plan or arrangement  exists which results in  compensation  to a
Named  Executive  Officer  in excess of  $100,000  upon  such  officer's  future termination of employment or upon a change-of-control.

      BOARD COMPENSATION.  Prior to the Effective Date of the Plan, Directors of
the  Company who were not  employees  of the  Company or its  subsidiaries  were entitled  to receive  compensation  for  serving as  directors  in the amount of
$40,000 per annum, $1,000 per Board meeting, $800 per Committee meeting attended in person,  $500 per telephonic  meeting (other than the Stock Option  Committee and the Audit Committee),  and $1,000 per day of consultation and other services provided  other than at  meetings  of the Board or  Committees  thereof,  at the request of the  Chairman  of the Board.  Committee  Chairmen  also  received  an additional  annual fee of $1,800 (other than the Stock Option  Committee and the
Audit Committee).  Each Audit Committee member received a payment of $20,000 per year, and the chairman of the Audit Committee  received a payment of $25,000 per year.

      After the Effective Date of the Plan, Directors of the Company who are (1)
not employees of the Company or its  subsidiaries  or (2)  otherwise  affiliated with the Company are entitled to receive  compensation  for serving as directors in the amount of $20,000 per annum, $1,000 per Board meeting attended in person,
$800 per Committee  meeting  attended in person,  $500 per  telephonic  Board or
Committee  meeting (other than the members of the Stock Option Committee and the
Audit  Committee),  and  $1,000  per day for  consultation  and  other  services provided  (other  than at meetings of the Board or  Committees  thereof,  at the request  of  the  Chairman  of  the  Board).  Committee  Chairmen  also  receive additional  compensation  in the amount of $1,800 per annum (other than Chairmen of the Stock Option  Committee and the Audit  Committee).  Each Audit  Committee
member  receives  a payment of $5,000 per year,  and the  Chairman  of the Audit
Committee receives a payment of $10,000 per year.

      Mr.  Garen W. Smith  became a  consultant  of the  Company  pursuant  to a one-year  consulting  agreement  between the Company and  Abundance  Corporation
("Abundance"),  of which Mr. Smith is an officer and an employee, dated February
12, 2003. The agreement terminated pursuant to its terms in February 2005.

      EMPLOYMENT  AGREEMENTS.  Mr. Neale X.  Trangucci  became  Chief  Executive
Officer  of the  Company  pursuant  to a  two-year  employment  agreement  dated
February 1, 2004.  The  agreement  provides for an annual salary of no less than
$550,000 and an annual bonus to be awarded at the Company's sole discretion.  In the event that either (i) the  agreement is terminated by the Company other than with cause, or (ii) he elects termination following a material diminution in his position or a change in control of the  Company,  Mr.  Trangucci  will receive a payment  of twice the base  salary in  effect  at the time of  termination.  Mr.
Trangucci was granted a bonus of $100,000 in February 2005 in recognition of his services in 2004.  Effective  March 4, 2005, the Company entered into an Amended and Restated  Employment  Agreement with Mr. Trangucci,  as described below. Mr.
Trangucci  resigned from his position with the Company  effective  September 20,
2005 as further discussed below.

      Mr. Stewart E. Tabin was employed as President of the Company  pursuant to a two-year  employment  agreement dated February 1, 2004. The agreement provides for an annual  salary of no less than $500,000 and an annual bonus to be awarded at the Company's sole discretion.  In the event that either (i) the agreement is terminated by the Company other than with cause,  or (ii) he elects  termination following a material  diminution  in his  position or a change in control of the
Company,  Mr. Tabin will receive a payment of twice the base salary in effect at the time of  termination.  Mr. Tabin was granted a bonus of $100,000 in February
2005 in  recognition  of his  services  in 2004.  Effective  March 4, 2005,  the
Company  entered  into an Amended and  Restated  Employment  Agreement  with Mr.
Tabin, as described below. Mr. Tabin resigned from his position with the Company effective September 20, 2005 as further discussed below.

      Mr. Neil Arnold  became  Executive  Chairman of the Company  pursuant to a two-year employment agreement dated February 1, 2004. The agreement provides for an annual  salary of no less than  $450,000 and an annual bonus to be awarded at the  Company's  sole  discretion.  In the event that either (i) the agreement is terminated by the Company other than with cause,  or (ii) he elects  termination following a material  diminution  in his  position or a change in control of the
Company, Mr. Arnold will receive a payment of twice the base salary in effect at the time of termination.  Mr. Arnold was granted a bonus of $100,000 in February
2005 in  recognition  of his  services  in 2004.  Effective  March 4, 2005,  the
Company  entered  into an Amended and  Restated  Employment  Agreement  with Mr.
Arnold,  as described  below.  Mr.  Arnold  resigned  from his position with the
Company effective August 10, 2005 as further discussed below.

      Mr. Robert K. Hynes became Vice  President-Finance of the Company pursuant to a one-year  employment  agreement dated July 1, 2001, which has been and will continue to be  automatically  extended for successive  one-year  periods unless earlier terminated  pursuant to the provisions of such agreement.  Mr. Hynes was promoted to Chief Financial Officer in January 2003. The agreement  provides for an annual salary to Mr. Hynes of no less than $250,000 and an annual bonus to be awarded at the  Company's  sole  discretion.  Mr.  Hynes was  granted a bonus of
$40,000, $100,000 and $75,000 in each of 2006, 2005 and 2004, respectively,  for services  performed  in the prior  year.  In the event  that his  employment  is terminated  by the  Company  other than with  cause,  Mr.  Hynes will  receive a payment of one year's base  salary at the highest  rate in effect for the twelve preceding  months plus bonus plan and compensation  accrued.  Effective March 4,
2005, the Company entered into an Amended and Restated Employment Agreement with
Mr. Hynes, as described below.

      Mr. Daniel Murphy has been the  President of H&H since  February  2003. On
February 11, 2004, Mr. Murphy entered into a two-year employment  agreement with
H&H, which has been and will be automatically  extended for successive  two-year periods unless earlier terminated  pursuant to the provisions of such agreement.
The  agreement  provides  for an annual  salary of no less than  $350,000 and an annual bonus to be awarded at H&H's sole discretion, as ratified by the Board of the Company.  Mr. Murphy was granted bonuses of $100,000,  $140,000 and $125,000 in 2006, 2005 and 2004, respectively,  for services performed in the prior year.
In the event that either (i) the  agreement is terminated by H&H other than with cause,  or (ii) he elects  termination  following a material  diminution  in his position or a change in control of H&H, Mr. Murphy will receive a payment of two years' base salary at the base salary in effect at the time of termination.

      On March 4, 2005, WHX and H&H entered into amended and restated employment agreements  with each of  Messers.  Trangucci,  Tabin,  Arnold and  Hynes.  Such
amended and restated  employment  agreements had the following principal changes from each such executive's original employment agreement: (i) H&H was added as a party and each of such executives' duties were expanded to specifically  include the performance of executive  management services on behalf of H&H; (ii) each of
Messrs. Trangucci, Tabin and Arnold are entitled to a bonus of $250,000 upon the entry of an order by a court of competent  jurisdiction  confirming a plan filed by the Company, or its successor, under Chapter 11 of the United States Code, if such executive is still employed by the WHX Group on such date, and if not still employed  on  such  date,  such  bonus  shall  be  paid  under  certain  limited circumstances;  (iii) the Amended and Restated Employment Agreements for each of
Messrs.  Tabin and Trangucci provide for certain retirement benefits pursuant to a separate unfunded agreement to the extent such benefits cannot be fully funded under the WHX  Group's  Pension  Plan;  (iv) the Company and H&H are jointly and severally  liable for all amounts to be paid to each executive there under;  and
(v) the indemnification  provisions were amended to, among other things, provide for  indemnification  of the  executives by the WHX Group to the fullest  extent permitted by the Company's Certificate of Incorporation and By-Laws and Delaware
General  Corporation  Law. On March 4, 2005,  the WHX Group also adopted the WHX
Corporation  Supplemental Executive Retirement Plan, effective as of February 1,
2004,  which  provides  for  specified  benefits  to be paid to  certain  of the executives  pursuant  to the  terms of their  Amended  and  Restated  Employment
Agreements.

      Each of Messrs.  Trangucci,  Tabin and Arnold  received a bonus payment of
$250,000 on July 26, 2005, in connection with the confirmation of the plan filed by WHX under Chapter 11 of the United States Code pursuant to the terms of their amended and restated employment  agreements.  In connection with his resignation on August 10,  2005 Mr.  Arnold  received a  severance  payment of  $900,000  as required by his Employment  Agreement  following the Effective Date of the Plan.
In connection  with the  resignation  of Messrs.  Trangucci and Tabin from their respective  positions with the Company on September 20, 2005, Messrs.  Trangucci and Tabin  received  severance  payments equal to $1.1 million and $1.0 million, respectively as required by each of their  employment  agreements  following the
Effective Date of the Plan.

      Pursuant to  Acknowledgement  and Release  Agreements,  dated November 10,
2005, each of Messrs.  Murphy and Hynes agreed to remain with the Company in the period after the Company's emergence from bankruptcy. Each of Messrs. Murphy and
Hynes  agreed to remain an employee  of the  Company  through at least March 31,
2006 in exchange for (i) a cash bonus of $250,000  paid on March 31, 2006 to Mr.
Murphy,  and $250,000 to Mr. Hynes,  payable in installments,  the last of which vests upon  filing of the  Company's  2005 Annual  Report on Form 10-K,  (ii) an
increase in the life insurance levels provided in the H&H  Post-Retirement  Life
Insurance  Program and (iii)  recommendation to the Board of 100,000 options and
25,000 options,  respectively, to purchase Company common stock upon adoption of a stock option plan.  In addition,  each of Messrs  Murphy and Hynes  provided a release to the Company.

      Ms. Ellen Harmon became Vice  President,  Secretary and General Counsel of the Company  pursuant to a one year  employment  agreement  on February 6, 2006, which will be  automatically  extended for  successive  one-year  periods unless earlier  terminated  pursuant to its terms. The agreement provides for an annual salary of no less than  $260,000;  25,000  options to  purchase  Company  common stock;  and an annual bonus to be awarded at the Company's sole  discretion.  In the event that either (i) the  agreement is terminated by the Company other than with  cause,  or  (ii)  Ms.  Harmon  elects  termination  following  a  material diminution in her position, she will receive a payment of one year's base salary at the base salary in effect at the time of termination.

COMPENSATION  COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.  Messrs.  Davidow,
Goldsmith  and Olshan each served as a member of the  Compensation  Committee of the Board  during the fiscal  year ended  December  31,  2005.  Mr.  Olshan is a retired partner of Olshan

Grundman  Frome  Rosenzweig  & Wolosky LLP  ("OGFR&W")  and retains the title of
Counsel.  The Company has retained  OGFR&W as its outside  general counsel since
January  1991.  The fees paid such firm by the  Company do not exceed 5% of such firm's gross revenues for the fiscal year ended December 31, 2005.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

      The following  table sets forth  information  concerning  ownership of the
Common Stock of WHX outstanding at November 3, 2006, by (i) each person known by the Company to be the  beneficial  owner of more than five percent of its Common
Stock,  (ii) each  director,  (iii) each of the executive  officers named in the summary  compensation table and (iv) all directors and executive officers of the
Company as a group.

                                                                            SHARES
                                                                          BENEFICIALLY            PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                        OWNED(1)              OF CLASS(1)
------------------------------------                                        --------              -----------
Steel Partners II, L.P.(2).....................................             5,029,793                 50.3%
590 Madison Avenue
New York, New York  10022

Praesidium Investment Management Company, LLC (3)..............               726,541                 7.27%
747 Third Avenue
New York, New York  10017

GAMCO Investors, Inc...........................................               620,270                 6.20%
One Corporate Center
Rye, New York  10580-1435

Warren Lichtenstein (2)........................................             5,029,793                 50.3%

Louis Klein Jr.................................................                 2,000                    *

Garen W. Smith(4)..............................................                   285                    *

Joshua Schechter...............................................                     0                    0

John Quicke....................................................                     0                    0

Glen M. Kassan.................................................                     0                    0

Jack L. Howard.................................................                     0                    0

Daniel P. Murphy...............................................                     0                    0

Robert K. Hynes................................................                     0                    0

Neale X. Trangucci.............................................                     0                    0

Stewart E. Tabin...............................................                     0                    0

Neil Arnold....................................................                     0                    0

All Directors and Executive Officers as a Group
(12 persons) ..................................................             5,032,078                 50.3%

----------
* less than 1%

(1) Based  upon  shares of  Common  Stock  outstanding  at  November  3, 2006 of
10,000,485 shares.

(2) Based upon  Amendment  No. 2 to  Schedule  13D filed by Steel on October 31,
2005, Steel  beneficially owns 5,029,793 shares of Common Stock. Steel Partners,
L.L.C.  ("Steel  L.L.C.")  as the general  partner  for Steel,  may be deemed to beneficially own the shares of Common Stock owned by Steel. Mr. Lichtenstein, as the sole executive officer and managing member of Steel L.L.C., may be deemed to beneficially own the shares of Common Stock owned by Steel. Mr. Lichtenstein has sole voting and dispositive power with respect to the 5,029,793 shares of Common
Stock  owned by Steel by virtue of his  authority  to vote and  dispose  of such shares. Mr. Lichtenstein  disclaims beneficial ownership of the shares of Common
Stock owned by Steel except to the extent of his pecuniary interest therein.

(3) Based on a Schedule 13G filed by Praesidium  Investment  Management Company,
LLC  ("Praesidium") on November 15, 2005,  Praesidium  beneficially owns 726,541 shares of Common Stock.

(4) Based on a Schedule 13G filed by GAMCO Investors,  Inc. on November 2, 2006,
GAMCO beneficially owns 620,270 shares of Common Stock.

(5) Includes 138 shares of Common Stock  issuable upon his exercise of a warrant within 60 days hereof.

Equity Compensation Plan Summary

      The  following  table sets  forth  information  as of  December  31,  2005 regarding the number of shares of Common Stock issued and available for issuance under the Company's existing equity compensation plans:

                                                                                    Number of securities
                                                                                  remaining available for
                                                                                    future issuance under
                           Number of securities to be       Weighted-average      equity compensation plans
                            issued upon exercise of        exercise price of        (excluding securities
                             outstanding options,         outstanding options,            reflected
       Plan category          warrants and rights         warrants and rights          in column (a))
-----------------------------------------------------------------------------------------------------------
                                       (a)                       (b)                        (c)

Warrants                             752,688                    11.20

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Warren G. Lichtenstein,  Chairman of the Board of the Company, is also the sole executive officer and managing member of Steel L.L.C.,  the general partner of Steel. Mr. Lichtenstein is also the President,  Chief Executive Officer and a
Director of SPL, a management  and advisory  company  that  provides  management services  to Steel  and its  affiliates.  Steel  owns  5,029,793  shares  of the
Company's  Common  Stock.  In  addition,  Glen M.  Kassan  (Director  and  Chief
Executive  Officer of WHX),  John Quicke  (Director and Vice  President of WHX),
Jack L. Howard (Director) and Joshua Schechter (Director) are employees of Steel
Partners, Ltd., an affiliate of Steel. Mr. Kassan also receives an annual salary of $600,000.

      Marvin L.  Olshan,  a director  of the  Company  through  July 2005,  is a retired partner of Olshan Grundman Frome Rosenzweig & Wolosky LLP ("OGFR&W") who
retains the title Of Counsel.  The  Company has  retained  OGFR&W as its outside general  counsel since  January 1991.  The fees paid such firm by the Company do not exceed 5% of such firm's gross  revenues for the fiscal year ended  December
31, 2005.

      Neil D. Arnold,  a director of the Company  through July 2005,  joined WPN
Corp.  as an officer in August 2001.  WPN Corp. is wholly owned by Ronald LaBow, who is the former Chairman of the Board and was party to a management  agreement with the Company until January 31, 2004.

      Garen W. Smith,  a director of the Company,  owns 49% of Abundance  Corp., which had a consulting  agreement with WHX (as it existed prior to the Effective
Date of the Chapter 11 Plan of  Reorganization)  that  terminated in February of
2005.  Abundance  Corp.  was paid  $200,000  per  annum  under  the terms of the consulting agreement.

      Each of Messrs.  Trangucci,  Tabin and Arnold  received a bonus payment of
$250,000.  In connection with his resignation on August 10, 2005, as required by his  Employment  Agreement  following the Effective Date of the Plan, Mr. Arnold received a severance payment of $900,000.  In connection with the resignation of
Messrs.  Trangucci and Tabin from their respective positions with the Company on
September 20, 2005, as required by each of their employment agreements following the Effective Date of the Plan,  Messrs.  Trangucci and Tabin received severance payments equal to $1.1 million and $1.0 million, respectively.

      Pursuant  to the  Management  Agreement  with  WPN,  which  was  initially approved  by a  majority  of  the  Company's  disinterested  directors  and  was terminated  on January  31,  2004,  WPN  provided  the Company  with  financial, management,  advisory,  and consulting services,  subject to the supervision and control of the disinterested  directors.  Messrs.  Trangucci,  Tabin, and Arnold were officers of WPN until January 2004.  The Company  believed that the cost of obtaining the type and quality of services  rendered by WPN under the Management
Agreement  was no less  favorable  than the cost at which the Company could have obtained such services from unaffiliated entities.

      As previously  described,  pursuant to the Management  Agreement with WPN,
WPN provided financial, and management,  advisory and consulting services to the
Company,  including the  management of the assets of the WHX Pension Plan Trust.
On February 1, 2004,  WPN entered into an Investment  Consulting  Agreement with the Company on behalf of the WHX Pension Plan Trust  pursuant to which WPN Corp.
would continue to manage the assets of the WHX Pension Plan Trust. Ronald LaBow, the former Chairman of the Board of the Company,  is the sole stockholder and an officer and director of WPN Corp.  Under the Agreement,  WPN Corp. is paid .525%
per year of the amount of the assets  under  management.  The WHX  Pension  Plan
Trust  Agreement was  negotiated by a board  committee  composed of  independent
directors,   which  committee   recommended  the  approval  of  such  Investment
Consulting Agreement to the full board, which approved such agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES

      PricewaterhouseCoopers LLP, or "PwC," served as our independent registered public  accounting  firm,  or  "independent  auditor" for the fiscal years ended
December 31, 2004 and 2005. PwC's fees and expenses for services  rendered to us for the  past  two  fiscal  years  are set  forth in the  table  below.  We have determined that the provision of these services is compatible  with  maintaining the independence of our independent  auditors.  The aggregate fees billed by PwC were as follows:

Fees:                                                   2005             2004
                                                    ------------    ------------

   Audit                                            $  1,749,529    $  2,634,722
   Audit-related                                              --         218,850
   Tax                                                    58,608          95,900
   Other                                                  23,522              --
                                                    ------------    ------------
              Total                                 $  1,831,659    $  2,949,472
                                                    ============    ============

      Audit fees were for services in connection with the audit of the financial statements  included  in our  Annual  Report  on Form  10-K and  reviews  of the
financial   statements   included  in  our  Quarterly   Reports  on  Form  10-Q.
Audit-related  fees were for services in connection  with employee  benefit plan audits.  Tax fees related to tax  compliance,  preparation  of tax returns,  tax planning and tax assistance for international service employees.  All other fees related to bankruptcy case administration.

POLICY ON PRE-APPROVED AUDIT SERVICES

      WHX's Audit Committee has established pre-approval policies and procedures that govern the  engagement  of PwC and the services  provided by PwC to us. The policies and procedures are detailed as to the particular services.  WHX's Audit
Committee  is  informed  of the  services  provided  to us by PwC.  All fees and expenses for services  rendered by PwC in 2004 and 2005 were pre-approved by our
Audit Committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) 3.   EXHIBITS

                  2.1      First Amended Chapter 11 Plan of Reorganization of
                           the Company, dated June 8, 2005 (incorporated by
                           reference to Exhibit 2.1 to the Company's Form 8-K
                           filed July 28, 2005).

                  2.2      Third Amended Joint Plan of Reorganization of
                           Wheeling-Pittsburgh Steel Corporation, dated May 19,
                           2003 (incorporated by reference to Exhibit 2.1 to
                           Wheeling-Pittsburgh Corporation's Registration
                           Statement on Form 10 filed May 30, 2003).

                 *3.1      Amended and Restated  Certificate of Incorporation of
                           WHX.

                 *3.2      Amended and Restated By Laws of WHX.

                  4.1      Loan and Security Agreement by and among Handy &
                           Harman, certain of its affiliates and Congress
                           Financial Corporation, dated March 31, 2004
                           (incorporated by reference to Exhibit 4.2 to the
                           Company's Form 10-K filed April 14, 2004).

                  4.2      Consent and Amendment No. 1 to Loan and Security
                           Agreement by and among Handy & Harman, certain of its
                           affiliates and Congress Financial Corporation, dated
                           as of August 31, 2004 (incorporated by reference to
                           Exhibit 4.1 to the Company's Form 10-Q filed November
                           15, 2004).

                  4.3      Amendment No. 2 to Loan and Security Agreement by and
                           among Handy & Harman, certain of its affiliates and
                           Congress Financial Corporation, dated as of October
                           29, 2004 (incorporated by reference to Exhibit 4.2 to
                           the Company's Form 10-Q filed November 15, 2004).

                 *4.4      Amendment No. 3 to Loan and Security Agreement by and
                           among Handy & Harman,  certain of its  affiliates and
                           Congress Financial Corporation,  dated as of December
                           29, 2004.

                 *4.5      Amendment No. 4 to Loan and Security Agreement by and
                           among Handy & Harman,  certain of its  affiliates and
                           Wachovia  Bank,  National  Association,   a  national
                           banking association,  successor by merger to Congress
                           Financial Corporation, dated as of May 20, 2005.

                 *4.6      Amendment No. 5 to Loan and Security Agreement by and
                           among Handy & Harman,  certain of its  affiliates and
                           Wachovia  Bank,  National  Association,   a  national
                           banking association,  successor by merger to Congress
                           Financial Corporation, dated as of September 8, 2005.

                 *4.7      Amendment  No.  6 and  Waiver  to Loan  and  Security
                           Agreement by and among Handy & Harman, certain of its
                           affiliates and Wachovia Bank, National Association, a
                           national banking association,  successor by merger to
                           Congress Financial Corporation,  dated as of December
                           29, 2005.

                 *4.8      Consent and Amendment No. 7 to Loan and Security
                           Agreement by and among Handy & Harman, certain of its
                           affiliates and Wachovia Bank, National Association, a
                           national banking association, successor by merger to
                           Congress Financial Corporation, dated as of January
                           24, 2006.

                  4.9      Amendment No. 8 to Loan and Security Agreement by and
                           among Handy & Harman, certain of its affiliates and
                           Wachovia Bank, National Association, a national
                           banking association, successor by merger to Congress
                           Financial Corporation, dated as of March 31, 2006
                           (incorporated by reference to Exhibit 4.1 to the
                           Company's Form 8-K filed April 6, 2006).

                  4.10     Amendment No. 9 to the Loan and Security Agreement by
                           and among Handy & Harman, certain of its affiliates
                           and Wachovia Bank, National Association, a national
                           banking association, successor by merger to Congress
                           Financial Corporation, dated as of July 18, 2006
                           (incorporated by reference to Exhibit 99.1 to the
                           Company's Form 8-K filed July 24, 2006).

                  4.11     Amendment No. 10 to the Loan and Security Agreement
                           by and among Handy & Harman, certain of its
                           affiliates and Wachovia Bank, National Association, a
                           national banking association, successor by merger to
                           Congress Financial Corporation, dated as of October
                           30, 2006 (incorporated by reference to Exhibit 99.1
                           to the Company's Form 8-K filed November 03, 2006).

                  4.12     Certificate of Designations, Preferences and Other
                           Rights and Qualifications of Series A Preferred Stock
                           of WHX CS Corp. (incorporated by reference to Exhibit
                           4.1 to the Company's Form 8-K filed November 1,
                           2005).

                  4.13     Loan and Security Agreement by and among Handy &
                           Harman, certain of its affiliates and Ableco Finance
                           LLC, dated March 31, 2004 (incorporated by reference
                           to Exhibit 4.3 to the Company's Form 10-K filed April
                           14, 2004).

                  4.14     Loan and Security Agreement Amendment by and among
                           Handy & Harman, certain of its affiliates and
                           Canpartners Investments IV, LLC, dated as of October
                           29, 2004 (incorporated by reference to Exhibit 4.3 to
                           the Company's Form 10-Q filed November 15, 2004).

                 *4.15     Amendment No. 2 to Loan and Security Agreement by and
                           among Handy & Harman,  certain of its  affiliates and
                           Canpartners Investments IV, LLC, dated as of December
                           29, 2004.

                 *4.16     Amendment  No.  3 and  Waiver  to Loan  and  Security
                           Agreement by and among Handy & Harman, certain of its
                           affiliates and Steel Partners II, L.P.,  successor by
                           assignment  from  Canpartners  Investments  IV,  LLC,
                           dated as of December 29, 2005.

                 *4.17     Consent  and  Amendment  No. 4 to Loan  and  Security
                           Agreement by and among Handy & Harman, certain of its
                           affiliates and Steel Partners II, L.P.,  successor by
                           assignment  from  Canpartners  Investments  IV,  LLC,
                           dated as of January 24, 2006.

                  4.18     Amendment No. 5 to Loan and Security Agreement by and
                           among Handy & Harman,  certain of its  affiliates and
                           Steel Partners II, L.P., successor by assignment from
                           Canpartners  Investments  IV, LLC,  dated as of March
                           31, 2006 (incorporated by reference to Exhibit 4.2 to
                           the Company's Form 8-K filed April 6, 2006).

                  4.19     Amendment No. 6 to the Loan and Security Agreement by
                           and among Handy & Harman,  certain of its  affiliates
                           and Steel Partners II, L.P.,  successor by assignment
                           from  Canpartners  Investments  IV, LLC,  dated as of
                           July 18, 2006  (incorporated  by reference to Exhibit
                           99.2 to the Company's Form 8-K filed July 24, 2006).

                  4.20     Amendment No, 7 to the Loan and Security Agreement by
                           and Among Handy & Harman, certain of its affiliates
                           and Steel Partners II, L.P., successor by assignment
                           from Carpenters Investments IV, LLC, dated as of
                           October 30, 2006 (incorporated by reference to
                           Exhibit 99.2 to the Company's Form 8-K filed November
                           3, 2006).

                 10.1      Settlement and Release Agreement by and among
                           Wheeling-Pittsburgh Steel Corporation ("WPSC") and
                           Wheeling-Pittsburgh Corporation ("WPC"), the Company
                           and certain affiliates of WPSC, WPC and the Company
                           (incorporated by reference to Exhibit 99.1 to the
                           Company's Form 8-K filed May 30, 2001).

                 10.2      Amended and Restated Employment Agreement by and
                           among WHX, H&H and Robert K. Hynes, dated as of March
                           4, 2005 (incorporated by reference to Exhibit 10.4 to
                           the Company's Form 8-K filed March 8, 2005).

                 10.3      Employment Agreement by and between H&H and Daniel P.
                           Murphy, effective February 11, 2004 (incorporated by
                           reference to Exhibit 10.1 to the Company's Form 10-Q
                           filed November 15, 2004).

                *10.4      Warrant  Agreement  by and  between  the  Company and
                           Equiserve Trust Company,  N.A.,  dated as of July 29,
                           2005.

                 10.5      Acknowledgement and Release dated November 14, 2005,
                           by and among WHX, H&H and Robert K. Hynes
                           (incorporated by reference to Exhibit 10.2 to the
                           Company's Form 8-K filed April 6, 2006).

                 10.6      Acknowledgement  and Release dated November 10, 2005,
                           by  and   between   H&H   and  Daniel  P.  Murphy
                           (incorporated  by  reference  to Exhibit  10.1 to the
                           Company's Form 8-K filed April 6, 2006).

                *10.7      Employment  Agreement by and among WHX, H&H and Ellen
                           T. Harmon, dated as of February 6, 2006.

                 10.8      Stock Purchase  Agreement by and between WHX CS Corp.
                           and Steel  Partners II, L.P.,  dated October 26, 2005
                           (incorporated  by  reference  to Exhibit  10.1 to the
                           Company's Form 8-K filed November 1, 2005).

                *10.9      Supplemental  Executive  Retirement  Plan (As Amended
                           and Restated as of January 1, 1998).

                *10.10     Agreement by and among the Pension Benefit Guaranty
                           Corporation, WHX Corporation, Wheeling-Pittsburgh
                           Corporation, Wheeling-Pittsburgh Steel Corporation
                           and the United Steel Workers of America, AFL-CIO-CLC,
                           dated as of July 31, 2003.

                *10.11     2006 Bonus Plan of the Company.

                 14.1      Code of Ethics of WHX Corporation (incorporated by
                           reference to Exhibit 14.1 to the Company's Form 10-K
                           filed April 14, 2004).

                *21.1      Subsidiaries of Registrant.

                *31.1      Certification by Principal Executive Officer pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002.

                *31.2      Certification by Principal Financial Officer pursuant
                           to Section 302 of the Sarbanes-Oxley Act of 2002.

                *32        Certification by Principal Executive Officer and
                           Principal Financial Officer pursuant to Section 906
                           of the Sarbanes-Oxley Act of 2002.

(b) Financial Statements and Schedules:

      1. Audited Financial Statements of WHX Corporation (Parent Only).

      2. Schedule II - Valuation and Qualifying Accounts and Reserves

* - filed herewith.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 22, 2006.

                                              WHX CORPORATION

                                              By: /s/ Glen M. Kassan
                                                  ------------------------------
                                                  Name:  Glen M. Kassan
                                                  Title: Chief Executive Officer

                                POWER OF ATTORNEY

      WHX  Corporation  and each of the  undersigned  do hereby  appoint Glen M.
Kassan  and Robert K.  Hynes,  and each of them  severally,  its or his true and lawful  attorney to execute on behalf of WHX Corporation and the undersigned any and all  amendments to this Annual Report on Form 10-K and to file the same with all exhibits  thereto and other  documents  in  connection  therewith,  with the
Securities and Exchange Commission;  each of such attorneys shall have the power to act hereunder with or without the other.

      Pursuant to the requirements of the Securities  Exchange Act of 1934, this report  has  been  signed  below  by the  following  persons  on  behalf  of the registrant and in the capacities and on the date indicated.

By: /s/ Warren G. Lichtenstein                            December 22, 2006
    ---------------------------------                     Date
    Warren G. Lichtenstein, Chairman of the Board

By: /s/ Glen M. Kassan                                    December 22, 2006
    ---------------------------------                     Date
    Glen M. Kassan, Director and Chief Executive
    Officer (Principal Executive Officer)

By: /s/ Robert K. Hynes                                   December 22, 2006
    ---------------------------------                     Date
    Robert K. Hynes, Chief Financial Officer
    (Principal Accounting Officer)

By: /s/ Josh Schechter                                    December 22, 2006
    ---------------------------------                     Date
    Josh Schechter, Director

By: /s/ John J. Quicke                                    December 22, 2006
    ---------------------------------                     Date
    John J. Quicke, Director

By: /s/ Louis Klein Jr.                                   December 22, 2006
    ---------------------------------                     Date
    Louis Klein Jr., Director

By: /s/ Jack L. Howard                                    December 22, 2006
    ---------------------------------                     Date
    Jack L. Howard, Director

By: /s/ Daniel P. Murphy, Jr.                             December 22, 2006
    ---------------------------------                     Date
    Daniel P. Murphy, Jr., Director

By: /s/ Garen W. Smith                                    December 22, 2006
    ---------------------------------                     Date
    Garen W. Smith, Director

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL
                               STATEMENT SCHEDULES

To the Board of Directors and
Stockholders of WHX Corporation:

Our audits of the consolidated  financial  statements  referred to in our report dated December 14, 2006 appearing in the 2005 Annual Report to  Shareholders  of
WHX Corporation (which report and consolidated financial statements are included in Item 8 of this Form 10-K) also included an audit of the  financial  statement schedules  listed in Item 15(b) (1) and Item 15(b) (2) of this Form 10-K. In our opinion,  the financial  statement  schedules  present  fairly,  in all material respects,  the information  set forth therein when read in conjunction  with the related consolidated financial statements.

As discussed in Note 1 to the WHX Corporation (Parent Only) financial statements
(the "WHX financial statements"), the 2003 consolidated financial statements and the 2003 WHX financial statements have been restated.

      The accompanying WHX financial statements have been prepared assuming that
WHX Corporation  (the parent company)  ("WHX") will continue as a going concern.
As more fully described in Note 1 to the WHX financial statements, WHX had their plan of reorganization (the "Plan") approved by the bankruptcy court and emerged from bankruptcy effective,  July 29, 2005. The Plan resulted in the discharge of all  pre-bankruptcy  claims against WHX, except for its liability to its pension plan,  and  substantially  altered the rights and  interests of equity  security holders.  WHX is a holding  company  with no bank  facility of its own and since emerging from bankruptcy has not had access to dividends from its only operating subsidiary,  Handy & Harman  ("H&H").  Additionally,  H&H has  also  experienced certain liquidity issues, and its credit facility matures on March 31, 2007. WHX has as its principal  source of cash certain limited  discrete  transactions and has significant cash requirements  including the funding of the WHX Pension Plan and  certain  other  administrative  costs.  If WHX does not  obtain  additional liquidity,  it is likely that WHX will not have  sufficient  cash to continue to operate  through 2007 and pay its  liabilities  as they become due in the normal course of business.  These conditions raise  substantial doubt about the ability of WHX to continue  as a going  concern.  Management's  plans in regard to these matters are also  described in Note 1 to the WHX financial  statements.  The WHX financial  statements  do not include any  adjustments  to reflect the  possible future effects on the recoverability and classification of assets or the amounts and  classification  of  liabilities  that may result  from the  outcome of this uncertainty.

PricewaterhouseCoopers LLP
New York, New York
December 14, 2006

WHX CORPORATION (PARENT ONLY)
STATEMENTS OF OPERATIONS

                                                              Year Ended December 31,
                                                    ------------------------------------------
                                                       2005            2004            2003
                                                    ----------      ----------      ----------
                                                                                  (as Restated)
                                                                  (in thousands)

COST AND EXPENSES:
Pension expense (credit)                            $  (2,101)      $  (3,957)      $   5,114
Pension - Curtailment and special benefits               --              --            48,102
Administrative and general expense                     10,734          10,198          10,157
                                                    ---------       ---------       ---------
       Subtotal - expenses                              8,633           6,241          63,373
                                                    ---------       ---------       ---------

Interest expense                                        2,008          10,775          11,276
Interest Income - H&H Subordinated Note                (3,084)         (2,264)           --
Chapter 11 and related reorganization expenses          9,454            --              --
Equity in after-tax losses of subsidiaries            (17,876)       (131,632)        (78,639)
Gain on early retirement of debt                         --              --             2,999
Gain on disposition of WPC                               --              --               534
Other income (expense) - net                              230           5,940          (2,369)
                                                    ---------       ---------       ---------
LOSS BEFORE TAXES                                     (34,657)       (140,444)       (152,124)
Tax provision (benefit)                                  --              --             7,800
Net loss                                              (34,657)       (140,444)       (159,924)
Add: Extinguishment of preferred stock                257,782
Less: Dividend requirement for preferred stock          3,561          19,424          19,424
                                                    ---------       ---------       ---------
Net income (loss) applicable to common stock        $ 219,564       $(159,868)      $(179,348)
                                                    =========       =========       =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
BALANCE SHEETS                                                                   December 31,
                                                                            -----------------------
                                                                               2005         2004
                                                                            -----------------------
                    ASSETS                                                       (in thousands)

Current assets:
Cash and cash equivalents                                                   $       6    $     458
Other current assets                                                              284        2,698
                                                                            ---------    ---------
    Total current assets                                                          290        3,156

Investment in and advances to subsidiaries - net                              (22,122)      12,566
Intangible pension asset                                                          586        1,953
Prepaid pension asset                                                            --           --
Subordinated Note - Handy & Harman                                             52,374       49,290
Deferred income taxes                                                            --           --
Deferred charges and other assets                                                  27          390
                                                                            ---------    ---------
                                                                            $  31,155    $  67,355
                                                                            =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued expenses                                                            $   5,042    $   5,482
Short-term debt                                                                  --         92,820
                                                                            ---------    ---------
    Total current liabilities                                                   5,042       98,302

Accrued pension liability                                                      16,216       18,786
Other post-employment benefits                                                   --            194
Additional minimum pension liability                                           65,601       47,002
                                                                            ---------    ---------
                                                                               86,859      164,284
                                                                            ---------    ---------
Commitments and contingencies

Stockholders' Equity:
Preferred stock - $.10 par value; authorized 5,000 and 10,000 shares;
  issued and outstanding  -0- shares and 5,223 shares, as of
  December 31, 2005 and 2004, respectively                                       --            552
Common stock - $.01 par value; authorized 40,000
  and 60,000 shares; issued and outstanding:
  10,000 and 5,486 shares, as of
  December 31, 2005 and 2004, respectively                                        100           55
Accumulated other comprehensive  loss                                         (57,426)     (36,611)
Additional paid-in capital                                                    394,308      556,206
Warrants                                                                        1,287         --
Unearned compensation - restricted stock awards                                  --            (33)
Accumulated deficit                                                          (393,973)    (617,098)
                                                                            ---------    ---------
                                                                              (55,704)     (96,929)
                                                                            ---------    ---------
                                                                            $  31,155    $  67,355
                                                                            =========    =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                          ------------------------------------------
                                                             2005            2004            2003
                                                          ----------      ----------      ----------
                                                                                        (as Restated)
                                                                        (in thousands)

Cash Flows From Operating Activities

Net loss                                                  $ (34,657)      $(140,444)      $(159,924)
Non cash income and expenses
       Amortization of deferred financing fees                  192             992             951
        Income taxes                                           --              --             2,471
       Gain on WPSC note recovery                              --            (5,596)           --
       Equity in loss of subsidiaries                        17,876         131,632          78,639
       Interest accrued on H & H Subordinated Note           (3,084)         (2,263)           --
       Gain on disposition of WPC                              --              --              (534)
       Pension curtailment and special benefits                --              --            48,102
       Gain on early retirement of debt                        --              --            (2,999)
 Decrease/(increase) in working capital elements
       Receivables - including affiliated companies          15,770          57,301          76,165
       Other current                                          3,441          (6,194)         (9,277)
 Other items (net)                                               10           2,571             958
                                                          ---------       ---------       ---------

 Net cash (used)/provided by operating activities              (452)         37,999          34,552
                                                          ---------       ---------       ---------

 Cash Flows from Investing Activities
       Receipts from/(advances to) WPC                         --              --           (19,500)
       Dividend from affiliated companies                      --              --             2,713
       Handy & Harman - Subordinated Note                      --           (43,449)           --
       Proceeds from sale of WPSC note                         --             5,596
       Contribution to Handy & Harman                          --              --            (8,000)
                                                          ---------       ---------       ---------

 Net cash provided/(used) by investing activities              --           (37,853)        (24,787)
                                                          ---------       ---------       ---------

 Cash flows from financing activities
       Cash paid on extinguishment of debt                     --              --           (14,302)
       Due from Unimast                                        --              --             3,204
                                                          ---------       ---------       ---------
 Net cash used by financing activities                         --              --           (11,098)
                                                          ---------       ---------       ---------

 Increase/(decrease) in cash and cash equivalents              (452)            146          (1,333)

 Cash and cash equivalents at beginning of period               458             312           1,645
                                                          ---------       ---------       ---------

 Cash and cash equivalents at end of period               $       6       $     458       $     312
                                                          =========       =========       =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

NOTES TO WHX PARENT ONLY FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND

      BASIS OF PRESENTATION:

      The WHX Corporation (Parent Only) ("WHX") financial statements include the accounts of all  subsidiary  companies  accounted for under the equity method of accounting.  Certain information and footnote  disclosures  normally included in financial  statements  prepared in accordance with generally accepted accounting principles  ("GAAP")  have been  condensed  or  omitted.  These WHX parent  only financial  statements  are prepared on the same basis of  accounting  as the WHX
consolidated  financial  statements,   except  that  the  WHX  subsidiaries  are
accounted for under the equity method of accounting.  For a complete description of the  accounting  policies and other required GAAP  disclosures,  refer to the
Company's audited consolidated  financial statements for the year ended December
31, 2005 contained in Item 8 of this Form 10-K.

      WHX is a holding  company that has been structured to invest in and manage a diverse group of businesses.  Its primary subsidiary company is Handy & Harman
(H&H),  a diversified  manufacturing  company  whose  strategic  business  units encompass three  segments:  precious metal,  tubing,  and engineered  materials.
Other subsidiaries of WHX include unrestricted  investments in WHX Aviation, WHX
Metals,  WHX  CS,  and  Wheeling-Pittsburgh  Capital  Corporation.  These  other subsidiaries  maintain certain investments on behalf of the parent company,  but have no other operating  activity.  On December 31, 2003 Handy & Harman acquired the outstanding common stock of Canfield Metal Coatings from WHX in exchange for
a  subordinated  note.  WHX  also  had  a  wholly  owned  subsidiary,   Wheeling
-Pittsburgh  Corporation and its subsidiaries  (the "WPC Group") which filed for bankruptcy  on November  16, 2000 and,  as a result of this  bankruptcy,  was no longer  reported  as part of the WHX  consolidated  group  as of the  bankruptcy filing  date  (See  Note  4 to  the  consolidated  financial  statements  of WHX
Corporation and it  subsidiaries in Item 8 of this Form 10-K (the  "consolidated financial statements")).

      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      As  described in Note 1b to the  consolidated  financial  statements,  WHX
Corporation and its consolidated  subsidiaries  (the "Company") has restated its
2003 and prior  year's  financial  statements  to  correct  its  accounting  for goodwill  impairment,  certain tax  matters,  and other  corrections,  including accounting  for derivative  instruments  and the related impact on inventory and its  accounting  for  an  executive  life  insurance  program,  as  well  as its presentation of investment  borrowings in the statement of cash flows.  With the exception of certain tax matters, the items being restated represent adjustments recorded in the financial statements of the WHX subsidiaries,  and are reflected in the 2003 restated WHX financial  statements as corrections  to: (i) equity in after-tax losses of subsidiaries on the statement of operations;  (ii) equity in loss of  subsidiaries,  and investment  account  borrowings on the statements of cash flow. See Note 1b for further details of the restatement.

      WHX  previously  consolidated  its  subsidiaries,  other  than H&H and its subsidiaries,  in these parent-only financial statements. Upon further review of the  requirements  for  reporting  under  this  supplemental  schedule,  WHX has concluded  that its previous  reporting  was incorrect and has restated the 2003 financial  statements to present the parent company on a stand-alone  basis with
all  subsidiary   activity   flowing  through  equity  in  after-tax  losses  of
subsidiaries   within  the  statement  of  operations  and  equity  in  loss  of subsidiaries  in the  statement  of cash  flows.  In  addition,  the  previously reported  Investment  in and  advances to  subsidiaries  -net as of December 31,
2003,  which does not appear in these  financial  statements,  has been restated
from $119,830 to $196,336 to include the net activity of all subsidiaries of WHX for the year ended December 31, 2003 and prior years.

      LIQUIDITY:

      The accompanying financial statements have been prepared assuming WHX will continue  as a going  concern.  WHX has  incurred  net losses of $34.7  million,
$140.4 million and $159.9  million for the years ended  December 31, 2005,  2004 and 2003,  respectively and had an accumulated  deficit of $394.0  million as of
December 31, 2005.

      In March 2005, WHX filed for bankruptcy protection under Chapter 11 of the
United States Bankruptcy Code. Following WHX's emergence from bankruptcy in July
2005, it continued to experience  liquidity issues. WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiary,
H&H, or other discrete transactions.  H&H's bank credit facilities and term loan effectively do not permit it to transfer any cash or other assets to WHX and are collateralized  by  substantially  all of H&H's  assets.  WHX has no bank credit facility of its own. WHX's operating cash flow  requirements  consist of funding the  supplemental  retirement  plan,  certain  employee-related  costs  and  the bankruptcy-related  expenses,  all of which were paid by March 31,  2006.  On an ongoing  basis,  WHX is required to meet the  funding  requirements  for the WHX
Pension Plan and pay other administrative costs.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there have been no dividends  from H&H to WHX, and the sole source  of cash  flow  for WHX  has  consisted  of  partial  payment  of the H&H subordinated  debt to WHX of $9.0  million,  which  required the approval of the banks  participating in the bank facility.  Subsequent to this  transaction,  in
2006, the remaining intercompany  subordinated debt balance of $44.2 million was converted to equity.

      As of September 30, 2006, WHX had cash of  approximately  $0.7 million and current liabilities of approximately $9.5 million. WHX also has significant 2006
cash  flow  obligations,   including  without  limitation  the  minimum  funding
requirement  for the WHX Pension  Plan,  which is estimated to be $20.6  million
($4.9  million was paid as of July 14, 2006 and $5.0  million was paid by H&H in
October 2006) and estimated other administrative costs for 2006 of approximately
$3.8 million.  The Pension Benefit  Guaranty  Corporation  ("PBGC") filed a lien against the assets of H&H to secure,  among other things, the funding deficiency existing as a result of WHX's failure to make required  contributions to the WHX
Pension Plan, and on October 20, 2006 the PBGC entered into a lien subordination agreement  with H&H's  revolving  credit  facility  lender.  This  subordination agreement provides that the subordination provisions shall not apply to any debt incurred after December 31, 2006. As previously indicated,  there are no current sources of cash  available to WHX to satisfy these  obligations,  other than the sale of its subsidiary's equity investment  (estimated market value at September
30, 2006 of $5.0 million),  possible insurance proceeds from current litigation, or the sale of H&H (which is not currently contemplated). If WHX does not obtain additional  liquidity,  it is likely that WHX will not have  sufficient  cash to continue to operate through the end of 2007.

      Additional  information  regarding  liquidity  issues  at WHX  and H&H are described  in  Note  1a to the  consolidated  financial  statements.  The  above conditions  raise  substantial  doubt  about the ability of WHX to continue as a going  concern.  These  financial  statements do not include any  adjustments to reflect the possible future effects on the  recoverability and classification of assets or amounts and  classification  of  liabilities  that may result from the outcome of this uncertainty

NOTE 2 - INVESTMENT IN AND ADVANCES TO SUBSIDIARIES - NET

The following table details the investments in associated  companies,  accounted for under the equity method of accounting.

                                                            December 31
                                                        2005           2004
                                                     ---------      ---------
                                                           (in thousands)

Investment in:

Handy & Harman                                       $(23,723)      $ (4,590)
WHX Aviation                                               (5)           145
WHX CS                                                    (16)          --
Wheeling-Pittsburgh Capital Corporation                 1,625         17,011
WHX Metals                                                 (3)          --
                                                     --------       --------

Investment in and advances to subsidiaries - net     $(22,122)      $ 12,566
                                                     ========       ========

The H&H loan agreements contain provisions restricting cash payments to WHX. The agreements  allow the payment of management  fees,  income taxes pursuant to tax sharing  agreements,  and certain other expenses.  In addition  dividends may be paid under certain  conditions.  At December 31, 2005 the net liabilities of H&H amounted to $33.5 million.  Under these  circumstances,  the H&H loan agreements prohibit the payment of  dividends  to WHX. On March 31, 2004,  H&H obtained new financing  agreements  to  replace  its  existing  credit  facilities.  The  new financing  agreements  included a revolving  credit facility and two term loans.
Concurrent with the new financing agreements, WHX loaned $43.5 million to H&H to repay, in part, the existing credit facilities (the "Subordinated  Note").  Such loan was  subordinated  to the new financing  agreements.  On March 31, 2006 H&H entered into an amendment  to one of the term loans which,  among other  things, provided for the payment of $9.0 million from H&H towards the outstanding  balance of the Subordinated Note. Subsequent to this transaction,  the remaining balance of the Subordinated Note was converted to equity.

NOTE 3 - OTHER INCOME (EXPENSE)

                                                           Year Ended December 31,
                                                 ------------------------------------------
                                                    2005            2004            2003
                                                 ----------      ----------      ----------
                                                                               (as Restated)
                                                               (in thousands)

Interest and investment income/(loss)              $  --           $   310         $   120
Gain on WPSC Note Recovery                            --             5,596            --
WPN management fee                                    --              --            (2,500)
Other, net                                             230              34              11
                                                   -------         -------         -------
                                                   $   230         $ 5,940         $(2,369)
                                                   =======         =======         =======

NOTE 4 - EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES

                                                           Year Ended December 31,
                                                 ------------------------------------------
                                                    2005            2004            2003
                                                 ----------      ----------      ----------
                                                                               (as Restated)
                                                               (in thousands)

Handy & Harman                                   $ (18,095)      $(134,727)      $ (87,533)
CMCC (a)                                              --              --             2,453
WHX Aviation                                             9           1,256            (986)
WHX CS                                                 (16)           --              --
Wheeling-Pittsburgh Capital Corporation                226           1,839           5,234
WHX Metals                                            --              --             2,193
                                                 ---------       ---------       ---------
                                                 $ (17,876)      $(131,632)      $ (78,639)
                                                 =========       =========       =========

(a) Effective December 31, 2004 CMCC is a subsidiary of Handy & Harman.

                                                         WHX Corporation
                                   Schedule II -Valuation and Qualifying Accounts and Reserves

                                                           Balance at          Charged to          Additions/          Balance at
                                                           Beginning           Costs and          (Deductions)           End of
Description                                                of Period            Expenses            Describe           of Period
----------------------------------------------------    ----------------    ----------------    ----------------    ----------------
Year ended December 31, 2005

Valuation allowance on foreign NOL's                           --                                                         --
Valuation allowance on federal NOL's                         40,594              12,360             (10,849)(1)          42,105
Valuation allowance on other net deferred tax assets         39,169                (216)              6,964 (2)          45,917
                                                             ------              ------               -----              ------
                                                             79,763              12,144              (3,885)             88,022
                                                             ------              ------               -----              ------
Allowance for Doubtful Accounts                               1,238                 467                (618)              1,087
                                                             ------              ------               -----              ------
Total                                                        81,001              12,611              (4,503)             89,109
                                                             ======              ======               =====              ======

Year ended December 31, 2004

Valuation allowance on foreign NOL's                          5,810                --                (5,810)(3)           --
Valuation allowance on federal NOL's                         31,694               8,900                --                40,594
Valuation allowance on other net deferred tax assets         16,689              15,100               7,380 (2)          39,169
                                                             ------              ------               -----              ------
                                                             54,193              24,000               1,570              79,763
                                                             ------              ------               -----              ------
Allowance for Doubtful Accounts                               1,003                 249                 (14)              1,238
                                                             ------              ------               -----              ------
Total                                                        55,196              24,249               1,556              81,001
                                                             ======              ======               =====              ======

Year ended December 31, 2003 (as Restated)

Deducted from asset accounts:

Valuation allowance on foreign NOL's                          5,350                 460                --                 5,810
Valuation allowance on federal NOL's                           --                31,694                --                31,694
Valuation allowance on other net deferred tax assets           --                13,541               3,148 (2)          16,689
                                                             ------              ------               -----              ------
                                                              5,350              45,695               3,148              54,193
                                                             ------              ------               -----              ------
Allowance for Doubtful Accounts                               2,307                 621              (1,925)              1,003
                                                             ------              ------               -----              ------
Total                                                         7,657              46,316               1,223              55,196
                                                             ======              ======               =====              ======

(1)   Reduction of NOLs (and related valuation allowance) due to bankruptcy reorganization on July 29, 2005.
(2)   Increase in valuation allowance relates to deferred tax asset for miniumum pension liabilities recorded in other comprehensive income.
(3)   Reduction of NOLs (and related valuation allowance) due to expiration of carryforward period.

