Form 10-K
period 2004-12-31
WHX CORP
filed 2007-03-09
CIK 106618

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
      ACT OF 1934 For the fiscal year ended  December 31, 2004
                                       OR
| |   TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934 For the transition period from __________ to __________

Commission file number 1-2394

                                 WHX CORPORATION
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                       13-3768097
              --------                                       ----------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

      555 Theodore Fremd Avenue                                 10580
            Rye, New York                                       -----
            -------------                                    (Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code: 914-925-4413

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of each class                            Name of each exchange on
         -------------------                               which registered
    Common Stock, $.01 par value                           ----------------

      Securities registered pursuant to Section 12 (g) of the Act: None

      Indicate by check mark if the Registrant is a well-known  seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes __  No |X|

      Indicate by check mark if the  Registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes __  No |X|

      Indicate by check mark whether the  registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes __  No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. |X|

      Indicate  by check mark  whether  the  Registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act.  (Check  one):   Large   accelerated   filer____   Accelerated   filer_____
Non-accelerated filer |X|

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act. Yes __  No |X|

      The aggregate market value of the voting and non-voting common equity held by  non-affiliates  of registrant as of December 31, 2006 totaled  approximately
$42.0 million based on the then-closing stock price.

      Indicate by check mark whether the  registrant has filed all documents and reports  required  to be  filed by  Section  12,  13 or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan
confirmed by a court. Yes __  No |X|

      On December 31, 2006, there were approximately 10,000,485 shares of common stock, par value $0.01 per share.

                                TABLE OF CONTENTS

  Item                                                                      Page

PART I
------

Item 1.    Business                                                            3
Item 1A.   Risk Factors                                                        7
Item 1B.   Unresolved Staff Comments                                          10
Item 2.    Properties                                                         11
Item 3.    Legal Proceedings                                                  11
Item 4.    Submission of Matters to a Vote of Security Holders                14

PART II
-------

Item 5.    Market for Registrant's Common Equity and Related Matters          14
Item 6.    Selected Financial Data                                            16
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              20
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         41
Item 8.    Financial Statements and Supplementary Data                        43
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                               98
Item 9A.   Controls and Procedures                                            98

PART III
--------

Item 10.   Directors and Executive Officers of the Company                   102
Item 11.   Executive Compensation                                            106
Item 12.   Security Ownership of Certain Beneficial Owners and Management    110
Item 13.   Certain Relationships and Related Transactions                    112
Item 14.   Principal Accountant Fees and Services                            113

PART IV
-------

Item 15.   Exhibits and Financial Statement Schedules                        114

ITEM 1. BUSINESS

LIQUIDITY AND RECENT DEVELOPMENTS

      On December 27, 2006, WHX Corporation filed its Annual Report on Form 10-K for the year ended  December 31, 2005 (the "2005  10-K").  Prior to this filing, the Company had not filed any financial  statements with the Securities Exchange
Commission  ("SEC")  since it filed  its  Quarterly  Report on Form 10-Q for the quarter ended  September 30, 2004.  The 2005 10-K includes a restatement  of the financial  statements for the year ended  December 31, 2003 and prior years,  as well as  restated  financial  information  for each of the  quarters in the year ended December 31, 2004.

      On March 7, 2005, the parent company ("WHX"),  filed a voluntary  petition to  reorganize  under  Chapter  11 of the United  States  Bankruptcy  Code.  WHX
continued  to operate  its  businesses  and own and manage its  properties  as a debtor-in-possession  under the  jurisdiction  of the bankruptcy  court until it emerged from  protection  under  Chapter 11 of the  Bankruptcy  Code on July 29,
2005.

      Throughout  2005 and 2006,  the  Company has been  experiencing  liquidity issues,  which are more fully  described  in Notes 1a and 2 to the  consolidated financial  statements  included  in the Annual  Report on Form 10-K for the year ended  Dec ember 31,  2004 (the  "2004  10-K"),  included  herein,  which  raise substantial  doubt about the Company's  ability to continue as a going  concern.
The accompanying  financial  statements have been prepared  assuming the Company will continue as a going concern and do not include any  adjustments  to reflect the possible future effects on the  recoverability  and classification of assets or the  amounts  and  classification  of  liabilities  that may result  from the outcome of this  uncertainty.  The Company  incurred  consolidated net losses of
$34.7  million,  $140.4  million and $159.9 million for the years ended December
31,  2005,  2004  and  2003,  respectively  and had  negative  cash  flows  from operations  of $5.0 million and $39.6  million for the years ended  December 31,
2005  and 2004  respectively.  As of  December  31,  2005,  the  Company  had an
accumulated  deficit of $394.0 million and a working  capital  deficit of $122.1 million.  Additionally,  the Company has not been in compliance  with certain of its bank covenants.

      WHX is a  holding  company  and  has as  its  sole  source  of  cash  flow distributions from its operating  subsidiary,  Handy & Harman ("H&H"),  or other discrete  transactions.  H&H's bank credit facilities and term loans effectively do  not  permit  it to  transfer  any  cash  or  other  assets  to WHX  and  are collateralized  by  substantially  all of H&H's  assets.  WHX has no bank credit facility of its own. WHX's ongoing operating cash flow  requirements  consist of funding  the minimum  requirements  for the WHX  Pension  Plan and paying  other administrative costs.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there  have  been no  dividends  from H&H to WHX and  WHX's sources  of cash flow have  consisted  of:

      o   the  issuance of $5.1 million in  preferred  stock by a newly  created subsidiary,  which  was  invested  in the  equity  of a  small  public company; and

      o   partial  payment  of the  H&H  subordinated  debt  to WHX of  $9.0 million, which required the approval of the banks participating in the
          H&H  bank  facility.  Subsequent  to this  transaction  in  2006,  the remaining  intercompany loan balance of the subordinated debt of $44.2 million was converted to equity.

Since the filing of its 2005 10-K, the following events have occurred:

PENSION PLAN

      On December 20, 2006, the Internal  Revenue  Service granted a conditional waiver  (the "IRS  waiver")  of the  minimum  funding  requirements  for the WHX
Pension  Plan for the 2005 plan year in  accordance  with section 412 (d) of the
Internal  Revenue  Code and section 303 of the  Employee  Retirement  Income and
Security Act of 1974, as amended ("ERISA"),  and on December 28, 2006, WHX, H&H, and the  Pension  Benefit  Guaranty  Corporation  (the  "PBGC")  entered  into a settlement  agreement (the "PBGC  Settlement  Agreement") in connection with the
IRS  waiver  and  certain  other  matters.  The IRS waiver is subject to certain conditions,  including a requirement  that the Company meet the minimum  funding requirements  for the WHX Pension  Plan for the plan years  ending  December 31,
2006 through 2010, without applying for a waiver of such requirements.  The PBGC
Settlement  Agreement  and related  agreements  include the  following:  (i) the amortization of the waived amount of $15.5 million (the "Waiver  Amount") over a period of five years, (ii) the PBGC's consent to increase borrowings under H&H's senior  credit  facility to $125  million in  connection  with the closing of an acquisition  described below, (iii) the resolution of any potential issues under
Section  4062(e) of ERISA,  in  connection  with the  cessation of operations at certain  facilities  owned  by WHX,  H&H or  their  subsidiaries,  and  (iv) the granting  to the  PBGC  of  subordinate  liens  on the  assets  of H&H  and  its subsidiaries,  and specified assets of WHX, to collateralize WHX's obligation to pay the Waiver  Amount to the WHX Pension Plan and to make  certain  payments to the WHX Pension  Plan in the event of its  termination.  As a result of the PBGC
Settlement  Agreement and the IRS waiver, based on estimates from WHX's actuary,

the Company expects its minimum  funding  requirement for the specific plan year and the  amortization of the 2005  requirement to be $13.1 million (paid in full in 2006), $6.7 million,  $7.9 million,  and $18.3 million (which amounts reflect the recent passage of the Pension  Protection Act of 2006) in 2006,  2007,  2008
and through 2011, respectively

AMENDMENTS TO CREDIT AGREEMENTS

      On December 27, 2006,  Wachovia Bank,  National  Association  ("Wachovia")
provided  H&H with an  additional  $7.0  million  loan.  This was pursuant to an amendment signed on October 30, 2006 which made the additional funds conditional upon the filing of the Company's 2005 Annual Report on Form 10-K.

      On December 28, 2006, H&H and certain of H&H's subsidiaries  amended their
Loan and Security  Agreement with Wachovia and their Loan and Security Agreement with Steel  Partners  II, L.P.  ("Steel")  (the  beneficial  holder of 5,029,793 shares of the Company's common stock,  representing  approximately  50.3% of the outstanding  shares) to  provide,  in part,  for:  (i) the  consummation  of the transactions  contemplated  by the PBGC  Settlement  Agreement and the waiver of possible  events of  default  that may have  occurred  relating  to the  matters covered  by the PBGC  Settlement  Agreement;  and (ii) a $42  million  term loan funded by Ableco  Finance  LLC. A portion of the loan ($26  million) was used to fund an acquisition  by H&H, $3.2 million was paid as a contribution  to the WHX
Pension Plan, and approximately $12 million of the loan was used to reduce H&H's outstanding balance under its revolving credit facility.

ACQUISITION

      Pursuant to an Asset Purchase  Agreement (the "Asset Purchase  Agreement")
dated as of December 28, 2006, a subsidiary of H&H acquired a mechanical roofing fastener  business  from  Illinois  Tool  Works  Inc.  The  purchase  price  was approximately $26 million,  including a working capital  adjustment.  The assets acquired included, among other things, machinery, equipment,  inventories of raw materials,  work-in-process and finished products,  certain contracts,  accounts receivable  and  intellectual  property  rights,  all as related to the acquired business and as provided in the Asset Purchase Agreement. This acquired business develops and manufactures fastening systems for the commercial roofing industry.
WHX believes this acquisition  solidifies its position as a leading manufacturer and supplier of mechanical fasteners,  accessories and components,  and building products for the commercial and  residential  construction  industry.  Funds for
payment  of  the  purchase   price  by  H&H  were   obtained   pursuant  to  the
aforementioned term loan.

LIQUIDITY

      As of December 31, 2006,  WHX had cash of  approximately  $0.8 million and current  liabilities of  approximately  $7.5 million,  including $5.1 million of mandatorily  redeemable  preferred  shares  payable  to a related  party.  H&H's availability  under its  revolving  credit  facility and other  facilities as of
December 31, 2006 was $19.1  million.  All such  facilities,  including the term loans,  expire in March 2007. The Company has significant cash flow obligations, including  without  limitation  the  amounts  due for the WHX  Pension  Plan (as amended  by  the  PBGC  Settlement  Agreement  described  above).  Based  on the
Company's forecasted borrowings, the funds available under its credit facilities may not be sufficient to fund debt service costs,  working  capital  demands and environmental  remediation costs.  Additionally,  there can be no assurance that the  Company  will be able  to  obtain  replacement  financing  at  commercially reasonable  terms upon the  expiration  of its credit  facilities in March 2007.
Consequently,  there  continues  to be  substantial  doubt  about the  Company's ability to continue as a going concern.

      The  following  2004 Form 10-K for the year ended  December  31, 2004 (the
"2004 10-K") has been prepared to comply with the Company's filing  requirements under  SEC  rules  and  regulations  as  part  of the  Company's  efforts  to be considered  a current  filer  under  such rules and  regulations.  The 2004 10-K should be read in conjunction  with the  previously  filed 2005 10-K, as well as the updated information included above.

OVERVIEW

WHX CORPORATION

      WHX is a holding  company that  invests in and manages a diverse  group of businesses.  WHX's primary business is H&H, a diversified  manufacturing company whose strategic business units encompass three segments:  precious metals,  wire and tubing, and engineered materials. H&H is essentially a holding company which owns distinct operating  companies within its corporate  structure.  WHX's other business  through August 1, 2003, (see below)  consisted of  Wheeling-Pittsburgh
Corporation  ("WPC") and six of its subsidiaries  including  Wheeling-Pittsburgh
Steel Corporation ("WPSC"), a vertically integrated  manufacturer of value-added and  flat  rolled  steel  products  (see  Note 4 to the  Consolidated  Financial
Statements).  WPSC,  together  with  WPC and its  other  subsidiaries  shall  be referred  to  herein  as  the  "WPC  Group."  WHX,  together  with  all  of  its subsidiaries  other  than the WPC  Group,  shall be  referred  to  herein as the
"Company".

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

                                   THE COMPANY

      WHX  acquired  H&H in April  1998.  H&H's  business  segments  are the (a)
manufacturing and selling of wire and tubing products  fabricated from stainless steel,  carbon steel and  specialty  alloys;  (b)  manufacturing  and selling of precious  metal  brazing  products and  precision  electroplated  materials  and stamped parts; and (c) manufacturing  and selling of other engineered  materials supplied  to  the  roofing,  construction,  natural  gas,  electric,  and  water industries.  H&H's  products  are sold to  industrial  users in a wide  range of applications which include the construction,  electric,  electronic,  automotive
original   equipment,   computer   equipment,   oil,   refrigeration,   utility,
telecommunications, medical and energy related industries.

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

PRODUCTS AND PRODUCT MIX

      WIRE AND TUBING SEGMENT

      H&H  manufactures  a wide  variety  of  steel  wire and  tubing  products.
Small-diameter  precision-drawn  tubing fabricated from stainless steel,  nickel alloy and  carbon  and  alloy  steel is  produced  in many  sizes and  shapes to critical specifications for use in the semiconductor,  aircraft,  petrochemical,
automotive,    appliance,    refrigeration   and   instrumentation   industries.
Additionally,  tubular product is manufactured  for the medical industry for use as implants,  surgical  devices and  instrumentation.  Nickel alloy,  galvanized carbon steel and stainless  steel wire  products  redrawn from rods are produced for such diverse  applications  as bearings,  cablelashing,  hose  reinforcement nails,  knitted mesh, wire rope,  cloth, air bags and antennas in the aerospace, automotive, chemical,  communications,  marine, medical, petrochemical,  welding and other industries.

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

CUSTOMERS

      H&H is diversified across both industrial markets and customers. H&H sells to the electronics, telecommunications, semiconductor, computer, aerospace, home
appliance  OEM,   automotive,   construction,   utility,   medical  and  general
manufacturing  industries. In 2004, one customer within our engineered materials segment accounted for 7.1% of H&H's sales . In 2003, no customers  accounted for more than 5% of H&H's sales.

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

BACKLOG

      H&H has no material backlog.

CAPITAL INVESTMENTS

      The Company believes that H&H's business segments must continuously strive to improve productivity and product quality, and control manufacturing costs, in order to remain competitive.  Accordingly, H&H's business segments are committed to making necessary capital  investments with the objectives of reducing overall manufacturing  costs,  improving the quality of products produced and broadening the array of products  offered to H&H's several  markets  served.  H&H's capital expenditures for 2004 for continuing  operations were $9.8 million. In 2005, H&H spent approximately $20 million on capital expenditures,  of which approximately
$10.0 million relate to a plant expansion at H&H's fastener  facility in Agawam,
MA, and in 2006, H&H established a carbon tubing facility for the  refrigeration and automotive markets in Mexico.  Capital expenditures are needed to expand and
maintain  productive   capacity,   improve  productivity  and  upgrade  selected
facilities  to  meet  competitive  requirements  and  maintain  compliance  with
environmental  laws  and  regulations.   H&H  anticipates  funding  its  capital
expenditures  from cash on hand;  funds  generated by  operations,  and borrowed funds. With the exception of 2005 due to a plant expansion,  H&H anticipates its capital expenditures will approximate  depreciation,  on average,  over the next few years,.  Other than at H&H,  the Company did not make any  material  capital expenditures in 2004, 2005 or 2006.

ENERGY REQUIREMENTS

      H&H requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities.  A shortage of electricity or natural gas, or a government  allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

EMPLOYMENT

      Total active  employment  of the Company at December  31, 2004  aggregated
1,788  employees.  Of these  employees,  539 were salaried  employees,  546 were covered by collective  bargaining  agreements and 703 were  non-union  operating employees.

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

      THERE IS  SUBSTANTIAL  DOUBT AS TO THE COMPANY'S  ABILITY TO CONTINUE AS A
GOING CONCERN.

      The  accompanying  financial  statements  have been prepared  assuming the
Company will  continue as a going  concern.  The Company  incurred net losses of
$140.4  million,  $159.9  million and $47.9 million for the years ended December
31,  2004,  2003  and  2002,  respectively  and had  negative  cash  flows  from operations of $39.6 million for the year ended December 31, 2004. As of December
31, 2004, the Company had an accumulated deficit of $617.1 million and a working capital deficit of $172.7  million.  With the exception of $6.0 million of Other
H&H debt as of December 31, 2004, all debt has been classified as current due to noncompliance with certain debt covenants.

      In March 2005, WHX filed for bankruptcy protection under Chapter 11 of the
United States Bankruptcy Code. Following WHX's emergence from bankruptcy in July
2005, the Company  continued to experience  liquidity  issues.  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiary,  H&H, or other discrete  transactions.  H&H's bank credit facilities and term loans effectively do not permit it to transfer any cash or other assets to WHX and are  collateralized by substantially all of H&H's assets.  WHX has no bank credit facility of its own. WHX's ongoing  operating cash flow requirements consist of funding the minimum  requirements for the WHX Pension Plan and paying other administrative costs.

        Since emerging from  bankruptcy,  due to covenant  restrictions in H&H's credit  facilities,  there  have  been no  dividends  from H&H to WHX and  WHX's sources of cash flow have consisted of:

      o   the  issuance of $5.1 million in  preferred  stock by a newly  created subsidiary,  which  was  invested  in the  equity  of a  small  public company; and

      o   partial  payment  of the  H&H  subordinated  debt  to WHX of  $9.0 million, which required the approval of the banks participating in the
          H&H  bank  facility.  Subsequent  to this  transaction  in  2006,  the remaining  intercompany loan balance of the subordinated debt of $44.2 million was converted to equity.

Since the filing of its 2005 10-K, the following events have occurred:

      On December  27,  2006,  Wachovia  provided  H&H with an  additional  $7.0 million loan. This was pursuant to an amendment signed on October 30, 2006 which made the  additional  funds  conditional  upon the filing of the Company's  2005
Annual  Report on Form 10-K.

      On December 28, 2006, H&H and certain of H&H's subsidiaries  amended their
Loan and Security  Agreement with Wachovia and their Loan and Security Agreement with Steel to provide,  in part, for: (i) the  consummation of the  transactions contemplated by the PBGC Settlement  Agreement and the waiver of possible events of default that may have  occurred  relating to the matters  covered by the PBGC
Settlement Agreement;  and (ii) a $42 million term loan funded by Ableco Finance
LLC. A portion of the loan ($26 million) was used to fund an acquisition by H&H,
$3.2  million  was  paid  as  a  contribution  to  the  WHX  Pension  Plan,  and approximately  $12  million  of the loan was used to  reduce  H&H's  outstanding balance under its revolving credit facility.

      As of December 31, 2006,  WHX had cash of  approximately  $0.8 million and current  liabilities of  approximately  $7.5 million,  including $5.1 million of mandatorily  redeemable  preferred  shares  payable  to a related  party.  H&H's availability  under its  revolving  credit  facility and other  facilities as of
December 31, 2006 was $19.1  million.  All such  facilities,  including the term loans,  expire in March 2007. The Company has significant cash flow obligations, including  without  limitation  the  amounts  due for the WHX  Pension  Plan (as amended by the PBGC  Settlement  Agreement).  Based on the Company's  forecasted borrowings,  the  funds  available  under  its  credit  facilities  may  not  be sufficient to fund debt service costs, working capital demands and environmental remediation costs. Additionally, there can be no assurance that the Company will be able to obtain  replacement  financing at commercially  reasonable terms upon the  expiration  of its credit  facilities  in March 2007.  Consequently,  there continues to be substantial  doubt about the Company's  ability to continue as a going concern.

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

RISKS RELATING TO OUR BUSINESSES

IN MANY CASES,  H&H'S COMPETITORS ARE LARGER THAN US AND HAVE  MANUFACTURING AND
FINANCIAL  RESOURCES  GREATER  THAN WE DO,  WHICH MAY HAVE A NEGATIVE  IMPACT ON
H&H'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION.

      There are many  companies,  both domestic and foreign,  which  manufacture non-precious wire and tubing products,  and other specialty  engineered products of the type H&H manufactures.  There are also a number of competitors in each of the classes of precious metals products H&H sells. Some of these competitors are larger than H&H is and have financial  resources  greater than H&H does. Some of these competitors enjoy certain other competitive advantages,  including greater name recognition; greater financial, technical, marketing and other resources; a larger  installed base of customers;  and  well-established  relationships  with current and potential customers. H&H may not be able to compete successfully and competition  may have a negative  impact on its business,  operating  results or financial  condition  by  reducing  the volume of products  sold and/or  selling prices, and accordingly reducing its revenues and profits.

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

WE SPONSOR A DEFINED  BENEFIT PENSION PLAN WHICH COULD SUBJECT US TO SUBSTANTIAL
CASH FUNDING REQUIREMENTS IN THE FUTURE.

      On September 15, 2006, WHX was required to make a minimum  contribution to the WHX  Pension  Plan for the 2005  plan year in the  amount of $15.5  million.
However,  we did not make that  contribution due to liquidity issues. We applied to the IRS for a funding  waiver for the 2005 plan  year,  and on  December  20,
2006, the IRS granted a conditional  waiver of the minimum funding  requirements for the 2005  plan  year in  accordance  with  section  412 (d) of the  Internal
Revenue Code and section 303 of the Employee  Retirement Income and Security Act
of 1974, as amended  ("ERISA").  On December 28, 2006, WHX, H&H, and the Pension
Benefit  Guaranty  Corporation  (the "PBGC")  entered  into the PBGC  Settlement
Agreement in connection  with the IRS waiver and certain other matters.  The IRS waiver is  subject to  certain  conditions,  including  a  requirement  that the
Company meet the minimum funding  requirements  for the WHX Pension Plan for the plan years ending December 31, 2006 through 2010,  without applying for a waiver of such  requirements.  The PBGC  Settlement  Agreement  and related  agreements include  the  following:  (i) the  amortization  of the  waived  amount of $15.5 million  (the  "Waiver  Amount")  over a period of five  years,  (ii) the PBGC's consent to  increase  borrowings  under  H&H's  senior  credit  facility to $125 million in connection with the closing of an acquisition (iii) the resolution of any potential  issues under  Section  4062(e) of ERISA,  in connection  with the cessation  of  operations  at  certain  facilities  owned  by WHX,  H&H or their subsidiaries,  and (iv) the  granting  to the PBGC of  subordinate  liens on the
assets  of  H&H  and  its   subsidiaries,   and  specified  assets  of  WHX,  to
collateralize  WHX's obligation to pay the Waiver Amount to the WHX Pension Plan and to make  certain  payments  to the WHX  Pension  Plan  in the  event  of its termination.  As a result of the PBGC  Settlement  Agreement and the IRS waiver, based on estimates from WHX's actuary,  the Company  expects its minimum funding requirement  for the  specific  plan  year  and  the  amortization  of the  2005 requirement  to be $13.1  million  (paid in full in 2006),  $6.7  million,  $7.9 million,  and $18.3 million  (which  amounts  reflect the recent  passage of the
Pension  Protection  Act  of  2006)  in  2006,  2007,  2008  and  through  2011,
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

THE LOSS OF ANY OF OUR MAJOR CUSTOMERS COULD ADVERSELY AFFECT H&H'S REVENUES AND
FINANCIAL HEALTH.

      In 2004, H&H's 15 largest customers accounted for approximately 37% of its consolidated net sales. If H&H were to lose any of its relationships  with these customers, its revenues and profitability could fall.

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

H&H COULD INCUR SIGNIFICANT COSTS,  INCLUDING  REMEDIATION COSTS, AS A RESULT OF
COMPLYING WITH ENVIRONMENTAL LAWS.

      H&H's  facilities and  operations  are subject to extensive  environmental laws and regulations  imposed by federal,  state,  foreign and local authorities relating to the protection of the environment. It could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal  injury,  as a result of actual or alleged  violations  of or liabilities under  environmental  laws. H&H has incurred,  and in the future may continue to incur,  liability under environmental  statutes and regulations with respect  to  the  contamination  detected  at  sites  owned  or  operated  by it
(including  contamination  caused by prior  owners and  operators of such sites, abutters  or  other  persons)  and the  sites at which  H&H is  alleged  to have disposed of hazardous  substances.  As of December  31, 2005 and 2004,  reserves were recorded  totaling  $27.5  million and $31.4  million,  respectively,  with respect to certain presently  estimated  environmental  remediation costs. As of
December  31,  2004,  the  Company had  insurance  receivables  of $2.0  million relating to these environmental remediation costs, which were recovered in 2006.
The $27.5  million  reserve may not be adequate to cover the  ultimate  costs of remediation, including discovery of additional contaminants or the imposition of additional  cleanup  obligations  which could result in  significant  additional costs. In addition, H&H expects that future regulations, and changes in the text or  interpretation  of  existing  regulations,  may  subject it to  increasingly stringent standards. Compliance with such requirements may make it necessary for
H&H to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of  by-products  and wastes or take other steps,  which may be at a substantial cost to H&H.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

      The Company  has an  outstanding  comment  letter  from the  Securities  &
Exchange  Commission ("SEC") regarding its 2003 Report on Form 10-K and its 2004 quarterly reports on Form 10-Q. The Company has had certain discussions with the
SEC  concerning  the issues  raised in its  letter,  in  particular  whether the
Company's goodwill impairment test methodology  complied with generally accepted

accounting   principles.   The  Company  responded  to  the  SEC's  comments  in
conjunction  with the filing of its 2005 Form 10-K and has  addressed the issues in its current filing, including a restatement related to the Company's goodwill impairment.  As  of  the  filing  of  this  Form  10-K,  those  comments  remain unresolved.

ITEM 2.   PROPERTIES

      As of December 31, 2004, H&H had 22 active  operating plants in the United
States, Canada, Denmark, France, Malaysia and Singapore (50% owned) with a total area of approximately  1,550,000 square feet,  including  warehouse,  office and laboratory  space, but not including the plant used by the Singapore  operation.
H&H also owns or leases  sales,  service and  warehouse  facilities at six other locations in the United States (which, with H&H's general offices,  have a total area of  approximately  90,000  square  feet)  and owns  four  non-operating  or discontinued  locations with a total area of approximately  230,000 square feet.
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
and Indianapolis,  Indiana; Cockeysville,  Maryland (closed in 2005); Agawam and
Westfield, Massachusetts;  Middlesex, New Jersey; Canastota, New York, Oriskany,
New York (closed in 2005);  Canfield,  Ohio;  Tulsa and Broken Arrow,  Oklahoma;
Norristown,  Pennsylvania;  East Providence,  Rhode Island;  Cudahy,  Wisconsin;
Riberac,  France; Penang, Malaysia; and Singapore (50% owned). In 2006, H&H sold its 50% interest in Singapore and closed its Norristown, Pennsylvania facility.

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

      In April 2006,  Claimants  served a request for  benefits,  severance  and other  amounts,  similar  to those  described  above,  on H&H and  various  plan administrators and fiduciaries  thereof.  The request was reviewed in accordance with the  procedures  of the plans at issue and by letter  dated  September  27,
2006,  Claimants were notified that their request was largely denied. They filed an appeal on December  11, 2006 with the Plan  Administrator,  which  appeal was denied on  February 9, 2007.  While no action is pending in any court,  H&H does not  believe  that it is liable to  Claimants  under the  claims  that have been asserted to date, and it intends to defend itself vigorously  against any claims that may be asserted by  Claimants.  There can be no assurance  that H&H will be successful in defending  against any such claims,  or that H&H will not have any liability  on account of claims  that may be  asserted  by  Claimants,  and such liability,  if any,  cannot be reasonably  estimated at this time.  Accordingly, there  can be no  assurance  that  the  resolution  of this  matter  will not be material to the financial  position,  results of operations and cash flow of the
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
H&H has denied  liability and has been vigorously  defending the case. The court entered a preliminary  injunction  enjoining H&H from  conveying the property to anyone other than the  plaintiff  during the pendency of the case.  Discovery on liability and damages has been stayed while the parties are actively  engaged in settlement  discussions,  on which they have  reached  agreement  in  principle, subject to certain conditions.  Concurrently with these settlement efforts,  H&H is  continuing  to  comply  with a 1987  consent  order  from the  Massachusetts
Department of  Environmental  Protection  ("MADEP") to investigate and remediate the soil and  groundwater  conditions.  H&H is in discussions  with the EPA, the
MADEP and the  plaintiff  in  connection  with the  remedial  activities.  Since discovery  is not  completed,  it  cannot be known at this  time  whether  it is foreseeable  or probable  that  plaintiff  would  prevail in the  litigation  or whether H&H would have any liability to the plaintiff.

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
H&H then  voluntarily  joined a group of ten (10)  other PRPs  (which  group has since increased to thirteen (13)) to work  cooperatively to present to the EPA a good faith  offer  regarding  remediation  of this site.  Investigative  work is ongoing  to  determine  whether  there are  other  parties  that sent  hazardous substances to the Shpack site but that have not received notice letters nor been named as PRPs to date. No allocation as to percentages of responsibility for any of the PRPs has been assigned or accepted;  H&H has been advised by counsel that its  responsibility,  if any, is extremely low. The PRP group submitted its good faith offer to the EPA in late October 2006. It is not anticipated  that the EPA will accept or reject the PRPs' offer until some time in 2007.  If accepted,  it is not  anticipated  that PRP remedial  activities  at the site will begin until
2008 or after. The remediation of a significant  amount of the  contamination at the site is the responsibility of the U.S. Army Corps of Engineers. That portion of the work has begun but is not expected to be  completed  until 2008 or after, at which time the remaining work will be more clearly defined.  Accordingly,  it is not  possible  at this  time to  reasonably  estimate  the  scope  or cost of remediation at the site, nor the portion, if any, to be allocated to H&H.

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

      None.

                                     PART II

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON STOCK,  RELATED  SECURITY  HOLDER
MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      WHX's old common  stock was traded on the New York Stock  Exchange  during
2004  and part of 2005.  The  number  of  shares  of  common  stock  issued  and outstanding  as of December 31, 2004 and March 31, 2005,  was  5,485,856.  There
were  approximately  10,900 holders of record of common stock as of December 31,
2004 and March 31, 2005. WHX's shares were delisted from trading on the New York
Stock  Exchange,  effective  at the opening of  business on March 7, 2005,  as a result of WHX's Chapter 11 bankruptcy filing.  Thereafter,  the old common stock was quoted on the over the counter "Pink Sheets" under the symbol WHXCQ.PK until
WHX's old common stock was  cancelled on July 29, 2005.  There were no purchases of common stock made by WHX in 2005, 2004 and 2003.

      WHX emerged from  bankruptcy on July 29, 2005. The new common stock trades on the over the counter "Pink Sheets" under the symbol WXCP.PK.

      The prices set forth in the  following  table  represent  the high and low sales  prices of WHX's old common stock on the New York Stock  Exchange  through
December 31, 2004.

                        2004        HIGH         LOW

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

      WHX presently has no plans or  intentions to pay  dividends.  Prior to the
Effective  Date,  pursuant  to  the  terms  of  the  then-existing  Supplemental
Indenture  to  WHX's  10 1/2%  Senior  Notes  (see  Note 12 to the  Consolidated
Financial  Statements),  WHX was prohibited from paying  dividends on its common stock or  preferred  stock until after  October 1, 2002,  at the  earliest,  and thereafter  only  in the  event  that  it  satisfied  certain  conditions.  Such conditions  were  not  satisfied  as of  December  31,  2004.  WHX  was  further prohibited  from paying  dividends  on its common  stock during such time as the full cumulative dividends on the preferred stock had not been paid.

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

ITEM 6.    SELECTED FINANCIAL DATA

Five-year Statistical
(Thousands of Dollars except per share data)
                                                       2004           2003         2002 (d)         2001           2000
                                                   ------------   ------------   ------------    -----------   -----------
                                                                  (as Restated   (as Restated   (as Restated   (as Restated
                                                                      (b))           (b))              (c))        (c))

PROFIT AND LOSS (a)
Net sales                                          $   410,919    $   326,296    $   386,393     $   388,139   $ 1,519,436
Pre-tax income (loss) from continuing operations      (138,272)      (146,716)       (54,647)         66,868      (184,721)

Dividend requirement for preferred shareholders         19,424         19,424         19,224          19,329        20,607
Net income (loss) applicable to common stock          (159,868)      (179,348)       (67,125)         82,473      (197,507)
BASIC INCOME (LOSS)  PER SHARE:
Net income (loss)  per share
   applicable to common shares                          (29.38)        (33.35)        (12.61)          16.48        (41.42)
DILUTED INCOME (LOSS)  PER SHARE:
Net income (loss)  per share
   applicable to common shares                          (29.38)        (33.35)        (12.61)           9.69        (41.42)

Total assets - continuing operations                   311,917        410,756        816,325         883,182       911,852
Net assets of discontinued operations                     --             --             --            57,182          --
Short-term debt                                        224,027         40,056           --              --           6,929
Long-term debt                                           6,027        189,344        249,706         432,454       504,983
Equity                                                 (96,929)        63,680        204,110         285,519       178,929

      (a) Includes  the  results of WPC for the period  January 1, 2000  through
          November 16, 2000.

      (b) See Note 1b to the Consolidated  Financial Statements included in this
          Form 10-K regarding restatements of 2003 and 2002.

      (c) As more fully described in Item 7, the Company has restated its fiscal
          2001 and 2000 financial data as follows:

          o   For tax matters in 2001,  the Company  recorded an increase to the net  income  applicable  to common  stock of $0.7  million.  As of
              December  31, 2001,  these tax matters  resulted in an increase to deferred  tax  assets  of $4.7  million,  a  decrease  in  accrued expenses  of $1.9  million,  and a decrease  to  goodwill  of $1.7 million.  In 2000, the Company  recorded an increase to net income applicable  to common  stock of $4.3  million.  As of December 31,
              2000,  these tax matters  resulted in an increase to deferred  tax assets of $4.4  million,  a decrease  in accrued  expenses of $1.6 million, and a decrease to goodwill of $1.7 million.

          o   For  hedge  accounting/inventory  matters  in  2001,  the  Company recorded an increase to the net income from continuing  operations before  tax and net  income  applicable  to  common  stock of $0.2 million.  The above adjustments  increased total assets in 2001 by
              $0.6  million.  There was no effect on  either  the  statement  of operations or the balance sheet for 2000.

          o   For life  insurance  accrual  matters  in both 2001 and 2000,  the
              Company   recorded  a  decrease  to  net  income  from  continuing
              operations before tax and net income applicable to common stock of
              $0.2  million.  The Company  recorded  an  increase  in  long-term liabilities  of $0.6  million  as of  December  31,  2001 and $0.4 million as of December 31, 2000. The Company  recorded an increase to the accumulated deficit as of January 1, 2000 of $0.2 million.

      (d) Operating results for the year ended December 31, 2002 include a $41.1 million  charge for the  cumulative  effect of a change in  accounting principle  related to the  adoption,  on January 1, 2002,  of SFAS No.
          142,  "Goodwill and Other Intangible  Assets:" In accordance with SFAS
          142, the Company no longer  amortizes  goodwill  effective  January 1,
          2002. In 2001 and 2000, the Company recorded goodwill  amortization of
          $7.4 million and $8.0 million, respectively. Had such amortization not been recorded in those years,  net income (loss) per share  applicable to common stock would have been $10.39 and $(39.74) respectively, on a fully diluted basis.

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

      The Company  incurred  $9.5 million in Chapter 11 and related  expenses in
2005.  The 2005 period also included $4.1 million in expenses  related to change in control and termination benefits for three WHX executives.

      On November 16, 2000, the WPC Group filed petitions seeking reorganization under Chapter 11 of Title 11 of the United States  Bankruptcy  Code. As a result of the Bankruptcy Filing (see Note 4 to the Consolidated  Financial Statements),
the Company,  as of November 16, 2000,  deconsolidated the balance sheet of WPC.
As a result of such  deconsolidation,  subsequent  to  November  16,  2000,  the accompanying  selected  financial  data does not  include  any of the  assets or liabilities of WPC or the operating  results of WPC. As more fully  discussed in
Item 7 - Management's Discussion and Analysis of Financial Condition and Results
of Operations and Note 4 to the Consolidated Financial Statements, WHX agreed to provide  additional  funds to the WPC Group  amounting  to $20.0  million.  As a result,  the Company  recorded for the year ended  December 31, 2002,  an equity loss in WPC. A Chapter 11 Plan of Reorganization was confirmed by the Bankruptcy
Court on June 18, 2003 and was  consummated  on August 1, 2003.  Pursuant to the terms  of the WPC  POR,  among  other  things,  the  WPC  Group  ceased  to be a subsidiary of WHX effective  August 1, 2003, and from that date forward has been an independent company.

      WHX  had  received  a $10.0  million  subordinated  note  from  WPSC  upon consummation  of the WPC POR, which had been fully  reserved.  In July 2004, WHX realized  $5.6  million  upon  the  sale  of the  note  to a  third  party  and, accordingly,  $5.6 million was recorded in other income in the second quarter of
2004.

      In the five year period  ended  December  31,  2004,  WHX did not make any purchases of common or preferred stock.

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

      In  2003,  H&H  sold  a  portion  of its  former  Fairfield,  CT  facility
("Fairfield  East") for $8.0  million.  In  connection  with this sale,  H&H was responsible  for  demolition  and  environmental  remediation  of the site,  the estimated  cost of which was included in the loss on sale  recorded in 2003.  In
2004,  H&H  determined  that  an  increase  in  the  reserve  for  environmental remediation was needed for Fairfield East, in the amount of $28.3 million.  This increase in the reserve was caused by the  discovery of  underground  debris and soil  contaminants  that had not been  anticipated.  The Company  has  recovered insurance in the amount of $2.0 million in 2006 related to this site; therefore, the net  expense  included  in  environmental  remediation  expense  in the 2004 financial  statements  related to the Fairfield East site is $26.3  million.  An insurance  receivable  of $2.0 million is included on the  consolidated  balance sheet.  An  additional  $3.8  million  was  recorded  in  selling,  general  and administrative expenses as a penalty related to the Fairfield facility in 2004.

       During 2003,  2002,  and 2001,  WHX purchased and retired $17.7  million,
$134.6 million, and $36.4 million, respectively,  aggregate principal amounts of
10 1/2% Senior Notes in the open market,  resulting  in  gains/(losses)  of $3.0 million, $42.5 million, and $19.0 million,  respectively.  In 2004 and 2000, WHX did not purchase any Notes in the open market.

      In accordance  with Statement of Financial  Accounting  Standards No. 144,
"Accounting for the Impairment or Disposal of Long Lived Assets" (SFAS 144), the
Company has  evaluated  fixed assets  associated  with its HHEM  facility.  This evaluation  has resulted in the recording of  accelerated  depreciation  of $0.2 million in 2004. This accelerated depreciation is a charge to cost of goods sold in the  applicable  period.  The  Company is  currently  reviewing  its  options regarding the HHEM operating unit.

      On May 9, 2006,  the  Company  announced  the  closing of the  Norristown,
Pennsylvania  facility of Handy & Harman Tube Co. ("HHT"). The decision to close the  Norristown  facility was  principally  based on the  economics of operating
HHT's business at the facility.  HHT manufactures stainless steel tubing that is supplied in various lengths and forms in both coil and straight  lengths.  HHT's coil  business  was  relocated  to H&H's Camdel  Metals  Corporation  ("Camdel")
facility located in Camden,  Delaware.  HHT's non-coil business is being offered for sale and the real  property at the site is also being  offered,  separately, for sale.

      The  closing  of  Norristown  and the sale of  certain  of its  assets was completed by the end of 2006,  and most of the remaining  assets are expected to be sold in 2007.  The decision to close the  Norristown  facility  resulted in a charge of $1.7  million for  termination  benefits  for  approximately  84 union
employees  and  35  salaried   employees  In  addition,   the  Company  incurred
approximately  $0.7 million in expenses to relocate  aspects of the HHT business to Camdel.  The operating loss for HHT for 2006 was approximately  $4.0 million, including  costs of closure.  The Company  expects that the ultimate sale of the
Norristown assets will offset part of the closure costs.

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
These  termination  benefits were paid in 2005.  Additionally,  $0.4 million was
recorded  as  a  restructuring   charge  for  clean  up  costs  related  to  the
Cockeysville,  Maryland  facility.  The Company  operated these  facilities on a limited  basis  in the  first  quarter  of 2005 in  order  to  fulfill  customer commitments.  Operating  losses and closure  costs  incurred in 2005 amounted to
$4.2 million  including  both a $0.7  million gain on the sale of certain  fixed assets and $0.9 million charge for additional termination benefits. Accordingly, the  estimated  total cost  including  termination  benefits,  operating  losses
(excluding fixed asset gains) and closure costs was approximately  $6.5 million.

These costs were funded from  realization  of working  capital and proceeds from the sale of fixed assets of these businesses.  In the second quarter of 2005 H&H concluded  all  operations  of the  wire & cable  business.  The  sale of  land, buildings,  and certain  machinery & equipment  relating to these businesses was not completed until 2006.

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

      During 2002, the Company recorded  restructuring  charges of $20.0 million relating to the closure of certain  Handy & Harman  operations.  Of this charge,
$8.0 million related to the Wire Group.

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

RESULTS OF OPERATIONS

MANAGEMENT'S PLANS AND LIQUIDITY

      The  accompanying  financial  statements  have been prepared  assuming the
Company will  continue as a going  concern.  The Company  incurred net losses of
$140.4  million , $159.9  million and $47.9 million for the years ended December
31,  2004,  2003  and  2002,  respectively  and had  negative  cash  flows  from operations of,$39.6 million for the year ended December 31, 2004. As of December
31, 2004, the Company had an accumulated deficit of $617.1 million and a working capital deficit of $172.7  million.  With the exception of $6.0 million of Other
H&H debt as of December 31, 2004, all debt has been classified as current due to noncompliance with certain debt covenants.

      On March 7, 2005, the parent company ("WHX"),  filed a voluntary  petition to  reorganize  under  Chapter  11 of the United  States  Bankruptcy  Code.  WHX
continued  to operate  its  businesses  and own and manage its  properties  as a debtor-in-possession  under the  jurisdiction  of the bankruptcy  court until it emerged from  protection  under  Chapter 11 of the  Bankruptcy  Code on July 29,
2005.

      Throughout  2005 and 2006,  the  Company has been  experiencing  liquidity issues,  which are more fully  described  in Notes 1a and 2 to the  consolidated financial  statements  included in the 2004 10-K, which raise  substantial doubt about the Company's  ability to continue as a going  concern . The  accompanying financial  statements have been prepared assuming the Company will continue as a going concern and do not include any  adjustments to reflect the possible future effects on the  recoverability  and  classification of assets or the amounts and classification  of  liabilities  that  may  result  from  the  outcome  of  this uncertainty.  The Company  incurred  consolidated  net losses of $34.7  million,
$140.4 million and $159.9  million for the years ended  December 31, 2005,  2004 and 2003,  respectively  and had  negative  cash flows from  operations  of $5.0 million  and  $39.6  million  for the years  ended  December  31,  2005 and 2004 respectively. As of December 31, 2005, the Company had an accumulated deficit of
$394.0 million and a working capital  deficit of $122.1  million.  Additionally, the Company has not been in compliance with certain of its bank covenants.

      WHX is a  holding  company  and  has as  its  sole  source  of  cash  flow distributions from its operating  subsidiary,  Handy & Harman ("H&H"),  or other discrete  transactions.  H&H's bank credit facilities and term loans effectively do  not  permit  it to  transfer  any  cash  or  other  assets  to WHX  and  are collateralized  by  substantially  all of H&H's  assets.  WHX has no bank credit facility of its own. WHX's ongoing operating cash flow  requirements  consist of funding  the minimum  requirements  for the WHX  Pension  Plan and paying  other administrative costs.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there  have  been no  dividends  from H&H to WHX and  WHX's sources of cash flow have consisted of:

          o   the issuance of $5.1 million in preferred stock by a newly created subsidiary,  which was  invested  in the equity of a small  public company; and

          o   partial  payment  of the  H&H  subordinated  debt  to WHX of  $9.0 million, which required the approval of the banks participating in the H&H bank facility. Subsequent to this transaction in 2006, the remaining  intercompany  loan balance of the subordinated  debt of
              $44.2 million was converted to equity.

      Since the filing of its 2005 10-K, the following events have occurred:

Pension Plan

      On December 20, 2006, the Internal  Revenue  Service granted a conditional waiver of the minimum funding requirements for the WHX Pension Plan for the 2005 plan year in  accordance  with section 412 (d) of the Internal  Revenue Code and section 303 of the  Employee  Retirement  Income and  Security  Act of 1974,  as
amended ("ERISA"), and on December 28, 2006, WHX, H&H, and the PBGC entered into the PBGC  Settlement  Agreement  in  connection  with the IRS waiver and certain other  matters.  The IRS waiver is subject to certain  conditions,  including  a requirement  that the Company meet the minimum funding  requirements for the WHX

Pension Plan for the plan years ending  December 31, 2006 through 2010,  without applying for a waiver of such  requirements.  The PBGC Settlement  Agreement and related  agreements  include the following:  (i) the  amortization of the waived amount of $15.5 million (the "Waiver Amount") over a period of five years,  (ii)
the PBGC's consent to increase  borrowings under H&H's senior credit facility to
$125 million in connection with the closing of an acquisition  described  below,
(iii) the resolution of any potential  issues under Section 4062(e) of ERISA, in connection with the cessation of operations at certain  facilities owned by WHX,
H&H or their  subsidiaries,  and (iv) the  granting  to the PBGC of  subordinate liens on the assets of H&H and its subsidiaries, and specified assets of WHX, to collateralize  WHX's obligation to pay the Waiver Amount to the WHX Pension Plan and to make  certain  payments  to the WHX  Pension  Plan  in the  event  of its termination.  As a result of the PBGC  Settlement  Agreement and the IRS waiver, based on estimates from WHX's actuary,  the Company  expects its minimum funding requirement  for the  specific  plan  year  and  the  amortization  of the  2005 requirement  to be $13.1  million  (paid in full in 2006),  $6.7  million,  $7.9 million,  and $18.3 million  (which  amounts  reflect the recent  passage of the
Pension  Protection  Act  of  2006)  in  2006,  2007,  2008  and  through  2011, respectively.

Amendments to Credit Agreements

      On December  27,  2006,  Wachovia  provided  H&H with an  additional  $7.0 million loan. This was pursuant to an amendment signed on October 30, 2006 which made the  additional  funds  conditional  upon the filing of the Company's  2005
Annual Report on Form 10-K.

      On December 28, 2006, H&H and certain of H&H's subsidiaries  amended their
Loan and Security  Agreement with Wachovia and their Loan and Security Agreement with Steel to provide,  in part, for: (i) the  consummation of the  transactions contemplated by the PBGC Settlement  Agreement and the waiver of possible events of default that may have  occurred  relating to the matters  covered by the PBGC
Settlement Agreement;  and (ii) a $42 million term loan funded by Ableco Finance
LLC. A portion of the loan ($26 million) was used to fund an acquisition by H&H,
$3.2  million  was  paid  as  a  contribution  to  the  WHX  Pension  Plan,  and approximately  $12  million  of the loan was used to  reduce  H&H's  outstanding balance under its revolving credit facility.

Acquisition

      Pursuant to an Asset Purchase  Agreement (the "Asset Purchase  Agreement")
dated as of December 28, 2006, a subsidiary of H&H acquired a mechanical roofing fastener  business  from  Illinois  Tool  Works  Inc.  The  purchase  price  was approximately $26 million,  including a working capital  adjustment.  The assets acquired included, among other things, machinery, equipment,  inventories of raw materials,  work-in-process and finished products,  certain contracts,  accounts receivable  and  intellectual  property  rights,  all as related to the acquired business and as provided in the Asset Purchase Agreement. This acquired business develops and manufactures fastening systems for the commercial roofing industry.
WHX believes this acquisition  solidifies its position as a leading manufacturer and supplier of mechanical fasteners,  accessories and components,  and building products for the commercial and  residential  construction  industry.  Funds for
payment  of  the  purchase   price  by  H&H  were   obtained   pursuant  to  the
aforementioned term loan.

Liquidity

      As of December 31, 2006,  WHX had cash of  approximately  $0.8 million and current  liabilities of  approximately  $7.5 million,  including $5.1 million of mandatorily  redeemable  preferred  shares  payable  to a related  party.  H&H's availability  under its  revolving  credit  facility and other  facilities as of
December 31, 2006 was $19.1  million.  All such  facilities,  including the term loans,  expire in March 2007. The Company has significant cash flow obligations, including  without  limitation  the  amounts  due for the WHX  Pension  Plan (as amended  by  the  PBGC  Settlement  Agreement  described  above).  Based  on the
Company's forecasted borrowings, the funds available under its credit facilities may not be sufficient to fund debt service costs,  working  capital  demands and environmental  remediation costs.  Additionally,  there can be no assurance that the  Company  will be able  to  obtain  replacement  financing  at  commercially reasonable  terms upon the  expiration  of its credit  facilities in March 2007.
Consequently,  there  continues  to be  substantial  doubt  about the  Company's ability to continue as a going concern.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The  Company  has  restated  its  2003,  2002 and prior  years'  financial statements  to correct  its  accounting  for  goodwill  impairment,  certain tax
matters  and  other   corrections,   including  its  accounting  for  derivative
instruments  (specifically  future contracts on precious metals) and the related impact on inventory and its accounting for an executive life insurance  program, as  well  as its  reporting  of  investment  borrowings  on its  2003  and  2002 statements of cash flows, as described below.

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

      The effect of tax errors on 2002,  2001 and 2000 is a tax  benefit of $1.3 million,  $0.7  million and $4.3  million,  respectively.  The 2002 and 2001 tax benefits  relate  primarily to the reversal of federal and state  reserves.  The
2002 benefit  includes a $0.6 million charge for the correction of errors in the federal tax provision.  The 2000 tax benefit relates  primarily to the recording of additional deferred tax assets.

      Deferred  taxes  relating  to  hedge  accounting  and  related   inventory
accounts, and executive life restatements were also recorded and are included in
the  adjustments   discussed   above.   The  goodwill   restatement   items  are
non-deductible and accordingly have no impact on tax matters.

      On the  year-end  balance  sheets,  tax  restatement  matters  resulted in decreases  to accrued  liabilities  of $3.0  million in 2003 and $3.3 million in
2002, an increase to net deferred tax liabilities of $1.9 million in 2003 and an increase in net deferred tax assets of $4.6 million in 2002, and, a $5.3 million decrease to other  comprehensive  loss in 2003,  and a $1.7 million  decrease to goodwill  as of both  December  31,  2003 and 2002.  The  reduction  in  accrued liabilities  includes the reversal of a $1.7 million tax reserve attributable to
H&H prior to its  acquisition  by the  Company.  The  reversal  of this  reserve reduced goodwill by the same amount.

INVESTMENT BORROWINGS

      During  fiscal  2003 and  2002,  the  Company  frequently  traded  in U.S.
Treasury  securities  which were  classified as short term  investments and were
considered   trading   securities  under  SFAS  115,   "Accounting  for  Certain
Investments in Debt and Equity  Securities".  Accordingly,  the Company recorded the  activity in these  trading  investments  as  operating  cash  flows.  As of
December  31,  2002 and 2001,  the  Company  had  short-term  margin  borrowings aggregating $107.9 million and $110.9 million respectively,  which were borrowed to fund  these  short-term  investments.  The  Company  has  determined  that it incorrectly  recorded  changes in such  borrowings as cash flows from  operating activities  when such  borrowings  should have been  reported as cash flows from financing activities in accordance with SFAS 95, "Statement of Cash Flows".

      The effect of correcting  these errors in 2003 and 2002 was an increase in cash flows provided by operating  activities of $107.9 million and $3.0 million, respectively, and an increase in cash flows used in financing activities for the same amount. This restatement had no effect on the net change in cash for either period.

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
      The Company did not meet the  documentation  criteria  necessary  to apply hedge  accounting.  Accordingly,  the Company has restated  its  financial statements to mark to market the derivative financial  instruments related to  precious  metals.  Such mark to  market  adjustments,  including  both realized and unrealized  gains and losses,  are recorded in current period earnings  as  other  income  or  expense  in  the  Company's  consolidated statement  of  operations.  In  addition,  the  Company has  restated  its financial  statements to record its precious metal  inventory at LIFO cost subject to lower of cost or market with any adjustments  recorded  through cost of goods sold. The correction of this error results in an increase to
      2003 cost of goods sold of $0.3 million and other  expense of $0.2 million for an aggregate increase to loss from continuing  operations before taxes of $0.5  million.  There was no impact  on the 2003  balance  sheet as all precious  metal  and  hedges  were  liquidated  during  2003.  In 2002 the correction  of this error  results in an increase to cost of goods sold of
      $1.0  million and other  income of $1.3 million for a net decrease to loss from  continuing  operations  before taxes of $0.3 million.  Inventory was reduced by $5.8  million,  other  current  assets were  increased  by $0.5 million and accounts  payable were decreased by $5.8 million.  In 2001 the correction  of this error  results in a decrease  to cost of goods sold of
      $0.4 million and other income of $0.2 million for a net decrease from loss from continuing  operation before taxes of $0.2 million. In 2001 inventory and accounts payable were increased by $0.4 million,  other current assets increased by $0.2 million.

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
      Accordingly,  the Company  recorded an increase in  operating  expenses of
      $0.2 million for each of the years ended December 31, 2002,  2001and 2000, and a decrease in operating  expenses in the year ended  December 31, 2003 of $0.1  million  to  reflect a partial  curtailment  with  respect to the plans. Long-term liabilities increased as of December 31, 2003, 2002, 2001 and 2000 in the amount of $0.6  million,  $0.7  million,  $0.6 million and
      $0.4 million,  respectively,  to give effect to the proper  accounting for this plan.  An adjustment to decrease  opening  retained  earnings by $0.2 million was recorded in 2000 for the correction of errors prior to 2000.

RESTATEMENT OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The Company has  restated its  previously  issued  unaudited  consolidated financial  statements for the quarters  ended March 31, 2004,  June 30, 2004 and
September 30, 2004 (the "Interim Restatement").  The Interim Restatement will be given full effect in the  financial  statements  to be included in the Company's
Quarterly  Report on Form 10-Q for the quarters  ended March 31, 2005,  June 30,
2005 and September 30, 2005,  when they are filed.  See Note 19 to  Consolidated
Financial  Statements for details of the  restatements in each of the respective
2004 quarters. The Company does not intend to file restated financial statements for the quarters  ended March 31, June 30 and September 30, 2003;  however,  the
Company has restated the quarterly 2003 financial  information  included in Note
19.

OVERVIEW

      WHX is a holding  company that  invests in and manages a diverse  group of businesses. WHX's primary business currently is H&H, a diversified manufacturing company whose  strategic  business units encompass  three  reportable  segments:
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

      The following table presents information about reportable segments for the years ended December 31:

(in thousands)
                                                                 2004              2003             2002
                                                            -------------     -------------     -------------
                                                                              (as Restated)     (as Restated)
Net Sales

   Precious Metal                                             $ 105,289         $  84,572          $ 142,260
   Wire and Tubing                                              142,977           121,939            132,194
   Engineered Materials                                         162,653           119,785            111,939
                                                              ---------         ---------          ---------

           Net sales                                          $ 410,919         $ 326,296          $ 386,393
                                                              =========         =========          =========

Segment operating income (loss)
   Precious Metal (a) (g)                                     $ (44,550)        $ (35,703)         $ (23,227)
   Wire and Tubing (b) (e) (f) (h)                              (49,631)          (32,994)           (14,071)
   Engineered Materials (e)                                      16,576             8,788              9,624
                                                              ---------         ---------          ---------
           Subtotal                                             (77,605)          (59,909)           (27,674)

Unallocated corporate expenses                                    8,224            16,374             17,547
Environmental remediation expense (c)                            28,971              --                 --
Fairfield penalty (c)                                             3,845              --                 --
Pension - curtailment & special termination benefits               --              48,102               --
Loss (gain) on disposal of assets (d)                              (592)            6,286              2,576
                                                              ---------         ---------          ---------

    Loss from operations                                       (118,053)         (130,671)           (47,797)

Interest expense                                                 25,624            19,166             27,257
Equity in loss of WPC                                              --                --               20,000
Gain on disposition of WPC                                         --                 534               --
Gain (loss) on early retirement of debt                          (1,161)            2,999             42,491
Other income (expense)                                            6,566              (412)            (2,084)
                                                              ---------         ---------          ---------

        Loss from continuing operations before taxes           (138,272)         (146,716)           (54,647)

Tax provision (benefit)                                           2,172            13,208            (25,413)
                                                              ---------         ---------          ---------

      Loss from continuing operations, net                     (140,444)         (159,924)           (29,234)

Income from discontinued operations, net                           --                --               10,601
Gain on sale of discontinued operation (Unimast), net              --                --               11,861
                                                              ---------         ---------          ---------

      Loss  before cumulative effect of accounting change      (140,444)         (159,924)            (6,772)
Cumulative effect of accounting change, net of tax (e)             --                --              (41,129)

                                                              ---------         ---------          ---------
          Net loss                                            $(140,444)        $(159,924)         $ (47,901)
                                                              =========         =========          =========

(a)   Includes  a goodwill  impairment  charge of $45.6  million in 2004,  $38.4 million in 2003, and $18.7 million in 2002.

(b)   Includes a goodwill  impairment  charge of $34.2 million in 2004 and $29.0 million in 2003.

(c)   Environmental  remediation  expense and  Fairfield  penalty  have not been allocated to the reporting segments since the related facilities have been closed for  several  years and are not  indicative  of  current  operating results.

(d)   Loss  (gain) on  disposal  of assets  includes  the  following  amounts by segment  for  2004,  2003 and 2002  respectively.  Precious  Metal - $101,
      $4,557 and ($749); Wire and Tubing -($13),  $1,485 and $2,044 ; Engineered
      Materials -($4), ($23) and $764; Corporate ($676), $267, and $517.

(e)   The cumulative  effect of a change in accounting  principle ($41.1 million charge)  was  recorded  in 2002,  related  to the  adoption  of SFAS  142,
      "Goodwill  and Other  Intangible  Assets".  The split by segment was $32.5 million  related to Wire & Tubing and $8.6 million  related to  Engineered
      Materials.

(f)   Includes an asset impairment  charge of $8.2 million in 2004.

(g)   Includes restructuring charges of $12.0 million in 2002.

(h)   Includes restructuring charges of $8.0 million in 2002.

2004 COMPARED TO 2003

      Sales in 2004 were $ 410.9 million  compared with $ 326.3 million in 2003.
Sales increased by $20.7 million at the Precious Metal Segment, $21.0 million at the Wire and Tubing  Segment,  and by $42.9 million at the Engineered  Materials
Segment.  Gross  profit  percentage  decreased  in the 2004 period to 16.4% from
18.7% in 2003. Gross profit percentage in 2004 was negatively impacted by higher raw material costs, primarily steel and precious metal.

      Selling,  general and  administrative  expenses  ("SG&A")  decreased  $1.9 million from $69.4 million in 2003 to $67.5 million in 2004.  This resulted from decreased  pension  expense of $7.7  million,  lower  professional  fees and the termination of the WPN management  agreement.  The 2004 period also includes the reversal of a $1.3 million  reserve for a legal  proceeding  that was settled in
WHX's favor,  offset by $1.8 million of expenses incurred in connection with the pursuit of various recapitalization options. In 2004 the Company recognized $3.8 million in expenses  relating to an  arbitration  award  against the Company for failure to remediate in a timely manner  environmental  conditions at a property that H&H sold in 2003  (Fairfield  East).  Also recorded in 2004 is a reserve of
$1.2 million related to a receivable  from HHRG. The 2003 results  included $4.1 million  associated  with the shut down of certain  H&H  operations,  and a $3.5 million charge for employee separation and related expenses in the first quarter of  2003.  This  $3.5  million  charge  related  to a  reduction  in  executive, administrative and information technology personnel at H&H. The 2003 period also includes  a  $2.2  million  gain  on  insurance  proceeds.  The  balance  of the fluctuation in selling, general and administrative expenses is increased selling expenses associated with the increased sales levels noted above.

      Operating  loss from  continuing  operations  for 2004 was $140.4  million compared to a $159.9  million  operating loss for 2003. In the fourth quarter of
2004, the Company conducted the required annual goodwill  impairment review, and with the assistance of a third party specialist, computed updated valuations for each reporting unit using a discounted  cash flow approach and market  approach.
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

      The 2003  operating  results  include  a $48.1  million  non-cash  pension curtailment and special  termination  benefit charge related to the consummation of the WPC Group  Plan of  Reorganization  and a  non-cash  goodwill  impairment charge of $67.3 million relating to the following  segments:  $29.0 for the wire and tubing  segment and $38.3 million for precious  metal  plating.  The Company recorded  these charges  because the fair value of the reporting  units was less than the  reporting  units'  carrying  value.  For the precious  metals  plating business,  the primary  reason for the  impairment  charge related to a facility that had  experienced  a fire in 2002 and was not expected to fully  recover for several years. As a result of unanticipated  competitor  discounting and ongoing competitive  pressure  in the U.S.  automotive  industry,  the  dynamics of this business changed,  resulting in a further reduction in forecasted cash flows for the future, at the end of 2003. With respect to the Tubing reporting unit, there was a general decline in business,  led by the  semiconductor  market,  combined with  operational  issues  related to new  processes.  Also included in the 2003 operating  results is a $3.5 million charge for employee  separation and related expenses  discussed  above,  a $2.2 million gain on insurance  proceeds,  a $0.9 million gain on the liquidation of certain precious metal inventories and a $1.6 million lower of cost or market charge related to precious metals inventory. The balance  of the  increase  in  operating  income  is due to the  above-mentioned increased  sales  levels  partially  offset by  production  inefficiencies  at a stainless tubing group facility.

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

      Environmental  remediation  expenses  of $29.0  million  were  recorded in
2004., as compared to $0.5 million in 2003. Included in the 2004 amount is $26.3 million  related to a facility in  Fairfield  CT.. In 2003,  the Company  sold a portion of its former Fairfield, CT facility ("Fairfield East) for $8.0 million.
In connection  with this sale,  the Company was  responsible  for demolition and environmental  remediation of the site, the estimated cost of which was included in the loss on sale  recorded in 2003.  H&H  determined  that an increase in the reserve for  environmental  remediation  was needed for  Fairfield  East, in the amount of $28.3 million which was recorded in the fourth  quarter of 2004.  This increase in the reserve was caused by the  discovery of  underground  debris and soil  contaminants  that had not been  anticipated.  The Company  has  recovered insurance in the amount of $2.0 million related to this site;  therefore the net expense included in the 2004 financial statements is $26.3 million. An insurance receivable of $2.0 million is included on the 2004  Consolidated  Balance Sheet.
Additionally,  $1.1 million in environmental  remediation expenses were recorded in 2004 for a location  in North  Attleboro,  Massachusetts.  The balance of the expense relates to several other locations.

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
Refer to Item 3 - Legal  Proceedings  for  discussion of  environmental  matters arising  subsequent to the sale of this  property.  The remainder of the loss on disposal of assets in 2003 relates to operations that were closed.

      Interest  expense in 2004  increased  $6.4 million,  to $25.6 million from
$19.2  million  in 2003.  This  increase  was due to  increased  interest  rates partially offset by lower borrowings.  Also included in interest expense in 2004 is a $1.8 million fee in connection with the assignment of an H&H term loan. The assignment  is  anticipated  to  result in an annual  interest  savings  of $2.8 million.

      As part of the  amended  Chapter  11  Plan of  Reorganization  for the WPC
Group,  WHX  had  agreed  conditionally  to  provide  additional  funds  to WPSC amounting  to $20.0  million.  As a result  of WHX's  obligation  to fund  $20.0 million to WPC, WHX had recorded a $20.0 million charge as an equity loss in WPC in the  consolidated  statement of  operations  for the year ended  December 31,
2002. On August 1, 2003, upon consummation of the WPC POR, WHX contributed $20.0 million  in  cash to the  reorganized  company  and  received  a  $10.0  million subordinated note from WPSC. This note was fully reserved in 2003. In July 2004,
WHX  realized  $5.6  million  upon the sale of the  note to a third  party  and, accordingly,  the reserve was  reversed  and $5.6  million was recorded in other income in the second  quarter of 2004.  Also  included in other  income are $0.4 million of net investment earnings.

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

      The  comments  that  follow  compare  revenues  and  operating  income  by reportable segment for the years ended 2004 and 2003:

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

      Operating  loss for the Precious  Metals segment was $44.6 million in 2004 compared to an operating loss of $35.7 million in 2003. The 2004 period includes a $45.6 million  non-cash charge for goodwill  impairment.  The Company recorded these  charges  because the fair value of goodwill,  as  determined by estimated cash flow  projections,  was less than the reporting  units' carrying value. The decrease  in value  was  related  to a  reduction  in the  projection  of future profitability,  increased  working capital  requirements  and an increase in the discount  rate.  The 2003 period  includes a $38.4 million  non-cash  charge for goodwill impairment,  a $0.9 million gain on the liquidation of certain precious metal inventories and a $2.2 million gain on insurance  proceeds.  Also included in 2003 is a non cash lower of cost or market charge of $1.6 million  related to precious  metal  inventory  and  $1.1  million  of  severance  related  expenses allocated to this segment from the reduction in salaried  staff at H&H. The 2003 period also includes  approximately  $2.9 million of costs  associated  with the restructuring  program  announced in 2002.  These costs were  considered  period charges and were not  included  in the  restructuring  charge  recorded in 2002.
After  considering the above, the balance of the improvement in operating income in 2004 is related to the above-mentioned  increase in sales partially offset by higher raw material costs.

WIRE AND TUBING

Sales for the Wire and  Tubing  segment  increased  $21.1  million  from  $121.9 million in 2003 to $143.0 million in 2004. Of the $21.1 million  increase,  $7.7 million  related to market share gains,  $2.9 million related to increased price of steel in the appliance segment,  Stronger demand in petrochemical,  military, aircraft  markets  as they  relate to H&H's  Tubing  businesses  increased  $5.5 million,  and price  increases  to offset  higher  steel costs  account for $2.1 million.

      Operating  loss for the Wire and Tubing segment was $49.6 million in 2004.
Operating  loss for 2003 was $33.0  million.  The 2004  period  includes a $34.2 million  non-cash  charge for goodwill  impairment.  The Company  recorded  this charge because the fair value of goodwill,  as determined by estimated cash flow projections,  was less than the reporting unit's carrying value. The decrease in value was  related to a reduction  in the  projection  of future  profitability, increased  working capital  requirements,  and an increase in the discount rate.
The 2003 period includes a non-cash goodwill  impairment charge of $29.0 million and $1.5 million of severance  related  expenses  allocated to this segment from the reduction in salaried staff at H&H. Excluding goodwill  impairment  charges, and  excluding  the  impairment  charge  relating to the  long-lived  assets and operating  loss of the wire and  cable  business  (see  below),  2004 had a $3.8 million improvement in operating income over 2003. The improvements  experienced by this segment are directly related to the sales improvements  discussed above.
The improvements were partially offset by production inefficiencies and the loss of a major customer at a stainless  tubing group  facility.  These declines were offset by the  improved  operating  performance  at the  Company's  other tubing facilities.

      In 2004 the Company  evaluated the current operating plans and current and forecasted operating results of H&H's wire & cable business.  In accordance with
SFAS 144,  "Accounting  for  Impairment or Disposal of Long-Lived  Assets",  the
Company  determined that there were indicators of impairment as of June 30, 2004 based on  continued  operating  losses,  deteriorating  margins,  and rising raw material  costs.  An estimate of future cash flows indicated that as of June 30,
2004 cash flows  would be  insufficient  to support  the  carrying  value of the long-term assets of the business. Accordingly, these assets were written down to their  estimated fair value by recording a non-cash asset  impairment  charge of
$3.9 million in the second quarter.  In November 2004, H&H announced that it had signed a non-binding  letter of intent to sell its wire business and that it was negotiating the sale of its steel cable business. The decision to sell was based on continued  operating  losses,  deteriorating  margins and rising raw material costs  experienced  by these  businesses.  Based on the proposed  terms of these transactions the Company recorded an additional asset impairment  charge of $4.3 million.  At that time H&H stated that if it were unable to complete these sales it would  consider the closure of these  operations.  On January 13,  2005,  H&H determined  that a sale of these  operations  could  not be  completed  on terms satisfactory to H&H.  Accordingly,  H&H decided to permanently  close the wire &
cable businesses.

ENGINEERED MATERIALS

      Sales for the Engineered  Materials  segment  increased $42.9 million from
$119.8  million in 2003 to $162.7  million in 2004.  This  increase in sales was primarily due to increased  sales prices of $15.0 million to offset rising steel prices, a stronger  commercial  construction market of $14.3 million and, market share gains of $14.1 million.

      Operating  income  increased  by $7.8 million from $8.8 million in 2003 to
$16.6 million in 2004. The increase in operating  income is primarily due to the increase  in sales noted  above,  partially  offset by  increased  steel  costs.
Included in 2003 is $0.9 million of severance related expenses allocated to this segment from the reduction in salaried staff at H&H.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  decreased  from $16.4 million in 2003 to
$8.2 million in 2004.  This decrease is primarily  related to decreased  pension expense of $7.7 million,  lower  professional  fees, the  termination of the WPN management  agreement  in January of 2004,  and the  reversal of a $1.3  million reserve for a legal proceeding.  These  improvements were partially offset by an increase in salary and  benefits,  insurance  costs and $1.8 million of expenses incurred in connection with the pursuit of various recapitalization options.

2003 COMPARED TO 2002

      Sales in 2003 were $326.3  million  compared with $386.4  million in 2002.
Sales decreased by $57.7 million at the Precious Metal Segment and $10.3 million at the Wire & Tubing Segment.  Sales increased by $7.8 million at the Engineered
Materials  Segment.  Gross  profit  increased  in the 2003  period to 18.7% from
17.4%.  This increase is primarily due to a gain from the liquidation of certain precious metal  inventory of $3.2 million in 2003 as well as the absence in 2003 of lower margin sales associated with the Fairfield, CT facility included in the
2002 period.  This was partially  offset in 2003 by increased raw material costs and a $1.3  million  lower  of cost or  market  adjustment  for  precious  metal inventory.  Gross profit in 2002 was also negatively affected by $2.9 million in write downs of  inventory  to disposal  values and  reserves for excess and slow moving  inventory at the  Company's  stainless  steel wire  facilities.  See the segment discussion for more detailed analysis of these items.

      Selling,  general and administrative  expenses decreased $4.3 million from
$73.7  million in 2002 to $69.4 million in 2003.  This  resulted from  decreased pension expense of $2.6 million, a $2.2 million gain on insurance proceeds,  and the  elimination of SG&A expenses  associated with the facilities that were shut down in the second half of 2002. Partially offsetting theses decreases is a $3.5
million  charge  related  to  a  reduction  of  executive,   administrative  and
information technology personnel at H&H.

      Operating  loss for 2003 was $159.9  million  compared to a $29.2  million operating  loss for 2002.  The 2003  operating  results  include a $48.1 million non-cash pension  curtailment and special  termination benefit charge related to the consummation of the WPC Group Plan of Reorganization and a non-cash goodwill impairment  charge of $67.4  million.  Operating  loss at the segment  level was
$59.9  million in 2003  compared to an operating  loss of $27.7 million in 2002.
The 2003  operating  results at the segment  level  includes the  aforementioned non-cash  goodwill  impairment charge of $67.4 million relating to the following segments: $29.0 million for wire and tubing and $38.4 million for precious metal plating.  The  Company  recorded  these  charges  because  the fair value of the reporting units was less than the reporting units' carrying value. Also included in the 2003 operating  results is a $3.5 million charge for employee  separation and related expenses discussed above, a $2.2 million gain on insurance proceeds, a $0.9 million gain on the  liquidation of certain  precious metal  inventories, and a $1.6 million  lower of cost or market  charge  related to precious  metals inventory  Additionally,  the 2003 results include approximately $4.1 million of costs associated with restructuring  programs at Handy & Harman's Precious Metal and Wire & Tubing Segments.  These costs were considered period charges and were not included in the restructuring  charge recorded in 2002 (see below). The 2003 period also benefited from the elimination of operating  losses  associated with operations  that were closed in 2002.  In 2002,  the  Company  recorded an $18.7 million  non-cash  goodwill  impairment  charge  relating to the precious  metal plating  business.  The Company  recorded this charge  because the fair value of this reporting unit, as determined by estimated cash flow projections,  was less than the reporting  units' carrying value. The 2002 period also includes a $12.0 million and $8.0 million  restructuring charge related to the Company's Precious
Metal and Wire & Tubing  Segments,  respectively.  In addition,  the 2002 period also  includes a $2.9 million  write down of  inventory to disposal  value and a
$4.5  million  reserve for excess and slow  moving  inventory  at the  Company's stainless steel wire operations.

      The Company  received  cash  proceeds of $13.0 million on the sale of real estate  associated with operations that were closed in 2002 and 2003.  Losses on these sales are  included in losses on  disposals  of assets of $6.3  million in
2003. In connection  with the real estate sales the Company  retained title to a parcel of land in Fairfield,  CT. This parcel is classified as an asset held for sale, in the amount of $2.0 million, and is included in other non-current assets on the Consolidated Balance Sheet at December 31, 2003.

      Loss on disposal of assets  amounted to $2.6 million in 2002. H&H received cash proceeds of $8.6 million in 2002 primarily related to the sale of machinery and equipment associated with the Fairfield, CT facility.

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

      As part of the  amended  Chapter  11  Plan of  Reorganization  for the WPC
Group, WHX agreed conditionally to provide additional funds to WPSC amounting to
$20.0 million.  As a result of WHX's  obligation to fund $20 million to WPC, WHX recorded a $20.0  million  charge as an equity  loss in WPC in the  accompanying consolidated  statement of operations  for the year ended  December 31, 2002. On
August 1, 2003, upon  consummation of the WPC POR, WHX contributed $20.0 million in cash to the reorganized company.

      Other income  (expense)  was an expense of $0.4 million in 2003.  The 2003 expense  included  transaction  losses of $2.3 million,  $0.6 million loss on an interest rate swap, and other expenses of $1.3 million  partially  offset by net investment  earnings of $3.8 million.  Other income  (expense) was an expense of

$2.1  million  in 2002.  The 2002  expense  included a $4.8  million  loss on an interest  rate swap,  other  expenses of $1.2 million,  partially  offset by net investment earnings of $2.6 million.

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

      In 2002, the Company  recognized a tax benefit from continuing  operations of $25.4 million on a $54.6 million pre-tax loss., offsetting a tax provision of
$13.1  million from  discontinued  operations on income of $35.6  million.  As a result of the  termination of a tax sharing  agreement and settlement of certain inter-company  claims  between  the  Company  and the  WPC  Group,  the  Company recognized the benefit of the WPC Group's  current year losses and net operating loss carryforwards to offset taxable income from WHX's other operations.

      On July 31, 2002, the Company sold the stock of Unimast,  its wholly-owned subsidiary, to Worthington Industries, Inc. for $95.0 million in cash. Under the terms of the agreement, the buyer assumed approximately $25.6 million of Unimast debt. As a result of the sale, the consolidated financial statements and related notes  for 2002  reflect  Unimast  as a  discontinued  operation.  In the  third quarter,  the Company  recognized  a pre-tax  gain on the sale of  approximately
$18.6  million.  The gain on sale is net of  closing  costs,  transaction  fees, employee related payments,  and other costs and expenses. Net cash proceeds from the sale,  after  escrow  of $2.5  million,  closing  costs,  transaction  fees, employee related payments, and other costs and expenses were approximately $85.0 million.  The Company applied these proceeds in accordance with the terms of the
Indenture for the Company's 10 1/2 % Senior Notes.

      Effective  January 1, 2002, the Company adopted the provisions of SFAS 142 and changed its accounting accordingly. As a result of the adoption of SFAS 142;
the Company did not record amortization expense for existing goodwill during the year ending  December  31,  2002.  Any  intangible  assets  acquired or goodwill arising from transactions after June 30, 2001 is subject to the amortization and non-amortization  provisions  of SFAS 141 and SFAS 142.  The Company  recorded a
$41.1 million non-cash goodwill impairment charge relating to the H&H Wire Group
($32.5 million) and a reporting unit in the Company's Engineered Materials Group
($8.6  million)  in the  first  quarter  of  2002.  This  charge  is  shown as a cumulative effect of an accounting change.

      Net loss for 2003, before adjusting for preferred stock dividends amounted to $159.9  million or $33.35 loss per share of common stock after  adjusting for preferred stock  dividends,.  This compared to a 2002 net loss, before adjusting for preferred  stock  dividends and  discontinued  operations and the cumulative effect of an accounting  change,  of $47.9 million,  or $9.10 per basic share of common stock after adjusting for preferred stock dividends.

      In 2002, the effect of discontinued  operations and the cumulative  effect of an accounting  change on the Company's  loss per share of common stock was to reduce/(increase) loss per share by $4.22 and $(7.73), respectively.

      Net loss per common share was $33.35 in 2003 and $12.61 in 2002.

      The  comments  that  follow  compare  revenues  and  operating  income  by reportable segment for the years ended 2003 and 2002:

PRECIOUS METALS

      Sales for the Precious Metals Segment  decreased $57.7 million from $142.3 million in 2002 to $84.6 million in 2003. The decrease was due to the closing of the  Fairfield,  CT  facility  at the end of the third  quarter  of 2002 and the closure of the Fontana, CA facility in 2003.

      Operating  losses  increased  $12.5  million from $23.2 million in 2002 to
$35.7 million in 2003.  Included in the 2003 period is a $38.4 million  non-cash charge  for  goodwill  impairment,  $0.9  million  in gains  resulting  from the liquidation of certain  precious  metals, a $1.6 million lower of cost or market adjustment related to precious metals, a $2.2 million gain on insurance proceeds and $1.1 million of severance  related  expenses  allocated to this segment from the  reduction  in  salaried  staff  at  H&H.  The  2003  period  also  includes approximately  $2.9 million of costs associated with the  restructuring  program announced in 2002 (see below). Also included in the 2003 period is a decrease in operating  income of  approximately  $2.0 million due to reduced  margins in the precious  metal plating units.  In 2002,  the Company  recorded an $18.7 million non-cash  goodwill  impairment  charge  relating to the precious  metal  plating business.  The  Company  recorded  this  charge  because  the fair value of this reporting unit, as determined by estimated cash flow projections,  was less than
the  reporting   units'  carrying  value  Included  in  the  2002  period  is  a restructuring  charge of $12.0 million, as described below, and additional costs of $1.4 million to maintain  the employee  base until  operations  ceased.  Also included in the 2002  period is  incremental  operating  income  resulting  from increased  demand  from  customers  prior to the  closure of the  Fairfield,  CT facility.

      In April 2002,  H&H announced its decision to exit certain of its precious metal  activities.  The  affected  product  lines  were  manufactured  at  H&H's
Fairfield,  CT and East  Providence,  RI facilities.  The decision to exit these operating activities resulted in a restructuring  charge of $12.0 million.  This charge included $6.6 million for employee separation  expenses,  $0.6 million of contractual  obligations,  and $4.8  million for costs to close the  facilities, including  refining charges for inventory  remaining after operations ceased. In addition,  the Company incurred $1.4 million of incremental costs related to the restructuring  efforts in the second half of 2002 to maintain the customer  base in order to fulfill  customer  orders and complete the shutdown  activities.  An additional  $2.9 million of  associated  costs were incurred  during 2003.  Such costs  were  not  included  in  the  aforementioned  restructuring  charge.  The
Fairfield, CT facility was sold in 2003 for $8.0 million.

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
Partially  offsetting  these  decreases  were  increased  sales at the Company's domestic and foreign units that service the appliance  industry.  Operating loss increased by $18.9 million from $14.1 million in 2002 to a loss of $33.0 million in 2003. Included in the 2003 period is a non-cash goodwill impairment charge of
$29.0 million  related to this segment's  specialty  tubing  operations and $1.5 million  of  severance  related  expenses  allocated  to this  segment  from the reduction in salaried staff at H&H.  Increasing  operating income were increased sales at the  Company's  domestic and foreign  units that service the  appliance industry.  Operating  income  was  also  negatively  impacted  by the  continued
weakness in the  semiconductor  fabrication and  telecommunications  markets and increased raw material costs. The 2003 period also includes  approximately  $1.2 million of costs  associated  with the Wire Group  portion of the  restructuring program  announced  in  2002  (see  below).  Offsetting  this  decrease  is  the elimination of operating losses  associated with the facilities shut down at the end of 2002. The 2002 period  included Wire Group charges for  restructuring  of
$8.0 million,  as further  described  below,  accelerated  depreciation  of $3.4 million  during the remaining  operating  period which ended  December 31, 2002,
$2.9 million in charges related to the write down of inventories  located at the
Liversedge,  England and Willingboro,  NJ facilities and charges of $4.5 million for excess and slow moving inventories and allowances for doubtful accounts.

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

ENGINEERED MATERIALS

      Sales for the  Engineered  Materials  segment  increased $7.9 million from
$111.9  million in 2002 to $119.8  million in 2003.  This  increase in sales was primarily due to market share gains and new products in this segment's  fastener business,  partially  offset  by a  decline  in  sales in the  construction  and appliance  market  in this  segment's  electro-galvanizing  business.  Operating income decreased $0.8 million from $9.6 million in 2002 to $8.8 million in 2003.
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

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  decreased  from  $17.5  million to $16.4 million. This decrease is primarily related to a decrease in net pension expense of $2.3 million for the WHX Pension Plan partially offset by increased legal and insurance  expense.  The decreased  pension expense is primarily  related to the reduction  in  active  participants  as a  result  of the WPC  POR.  The WPC POR provides, among other things, that no member of the WPC Group is a participating employer under the WHX Plan and that continuous  service for WPC Group employees was broken.

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

OVERVIEW

      As of  December  31,  2004,  the Company  had  consolidated  cash of $20.8 million, as compared to $42.0 million of consolidated cash at December 31, 2003.
Thus, cash and cash  equivalents  declined by $21.2 million,  consisting of cash flows  provided by (used in)  operating,  investing and financing  activities of
($39.6)  million,  $20.3 million and ($2.0) million,  respectively.  Losses from operations  adjusted for non cash and non  operating  items used $38.2  million.
Accounts  receivable used $10.0 million,  inventories used $25.0 million,  trade payables and other liabilities  provided $30.0 million. WHX paid $6.0 million in pension contributions. Other non working capital items provided $1.6 million.

      At December 31, 2004 accounts receivable totaled $53.8 million compared to
$42.1 million at December 31, 2003, an increase of $11.7  million.  The increase in accounts  receivable  reflects the strong  sales  levels for the  three-month period  ended  December  31, 2004 when  compared to the fourth  quarter of 2003.
Sales for the fourth  quarter of 2004 were $94.1  million as  compared  to $78.5 million for the fourth quarter of 2003.

      At December 31, 2004  inventory  totaled $68.0  million  compared to $41.8 million at December  31,  2003,  an increase of $26.2  million.  The increase in inventory consisted of an increase in precious metals inventory of $15.4 million and an increase in non precious metals inventory of $10.8 million.  The precious metals  increase  is  primarily  related  to the  termination  of the  Company's precious  metal  consignment  facility  on March 30,  2004  coincident  with H&H entering into new financing agreements to replace existing Senior Secured Credit facilities,  including  the  revolving  credit  facility.  At December 31, 2003,
1,605,000  ounces of silver  and  14,617  ounces of gold were  consigned  to the
Company under the  consignment  facility.  Upon  termination of this facility on
March 30, 2004, H&H purchased approximately $15.0 million of precious metal. Non precious  metal  inventory  increased by $10.8 million from December 31, 2003 to
December  31,  2004.  The  increase  relates  to higher  raw  material  costs of approximately  $7.0  million  (primarily  steel) and the  balance  to  increased quantities.  These cost increases occurred primarily in our Engineered Materials and Wire & Tubing segments.

      H&H's revolving credit  facilities  existing at December 31, 2003 ("Senior
Secured Credit  Facilities") were scheduled to mature on July 31, 2004. On March
31, 2004, H&H obtained new financing  agreements to replace and repay the Senior
Secured Credit Facilities. The new financing agreements included a $70.0 million
(subsequently  reduced to $62.9 million)  revolving  credit facility and a $22.2 million Term A Loan with Wachovia Capital Finance,  formerly Congress  Financial
Corporation,  as agent and a lender ("Wachovia  Facilities") and a $71.0 million
Term B Loan  with  Ableco  Finance  LLP  ("Ableco").  Concurrently  with the new financing  agreements,  WHX loaned $43.5 million to H&H to repay,  in part,  the
Senior Secured Credit  Facilities.  Such loan was subordinated to the loans from
Wachovia  and  Canpartners.  On  October  29,  2004 the  Ableco  Term B Loan was
assigned to Canpartners  Investments  IV, LLC  ("Canpartners").  On September 8,
2005,  the Term B Loan was assigned to Steel  Partners II, L.P.  ("Steel"),  who also owns 50.3% of the Company's common stock.

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
Borrowings under the Wachovia  Facilities are  collateralized  by first priority security  interests in and liens upon all present and future stock and assets of
H&H and its  subsidiaries,  including  all contract  rights,  deposit  accounts, investment property,  inventory,  equipment, real property, and all products and proceeds  thereof.  The  principal  of the  Term A Loan is  payable  in  monthly installments  of $0.3  million,  with a balloon  payment  due at  maturity.  The
Wachovia  Facilities  contain  affirmative,  negative,  and financial  covenants
(including  minimum EBITDA,  maximum  leverage,  and fixed charge coverage,  and restrictions  on cash  distributions  that can be made to WHX). On May 20, 2005,
H&H entered into an amendment to the Loan and Security  Agreement  with Wachovia
("Wachovia  Amendment").  The  Wachovia  Amendment  provided for  amendments  to certain financial  covenants,  an additional equipment loan of up to $3 million, as well as certain other terms and conditions. On September 8, 2005, H&H entered into an amendment to the Wachovia Facilities. This amendment provides for, among other things, (i) the revision of the calculation of components of the borrowing base which results in an increase in  availability  and (ii) the increase of the current outstanding amount of the term loan to $22.2 million from $16.0 million.
On December 31, 2004 and December 31, 2006, H&H had approximately  $10.1 million and $19.1 million,  respectively,  of funds available under the revolving credit facility.

On December 29, 2005, H&H entered into an amendment to the Wachovia  Facilities.
This  amendment  provides  for,  among  other  things,  (i) the  increase of the borrowing  base by $3.5 million  through  January 31,  2006,  (ii) the waiver of certain  defaults and (iii)  certain  related  amendments to the  covenants.  On
January 24,  2006,  H&H entered  into a consent and  amendment  to the  Wachovia
Facilities.  This  consent  and  amendment  was made in  connection  with a loan agreement  entered  into by  H&H's  wholly-owned  subsidiary,  OMG,  Inc.,  with
Sovereign Bank dated as of January 24, 2006 collateralized by a mortgage on OMG,
Inc.'s  real  property  pursuant  to which an $8.0  million  term  loan was made available to OMG,  Inc. This consent and  amendment  provides  for,  among other things,  amending certain definitions to reflect the loan agreement entered into by OMG,  Inc. On March 31,  2006,  H&H entered into an amendment to the Wachovia
Facilities.  This  amendment  provided for,  among other things,  consent to the increase  of the Term B Loan on the same  date in the  principal  amount of $9.0 million and the prepayment of a portion of H&H's  subordinated  promissory  note issued  to WHX (the "WHX  Note") in the  principal  amount of $9.0  million.  On
October 30, 2006, H&H and its bank group amended its facility to provide,  among other  things,  an  additional  $7.0  million loan upon the filing of WHX's 2005
Annual  Report  on  Form  10-K,  and an  immediate  $3.0  million  of  borrowing availability under the revolving credit facility. On December 27, 2006, Wachovia provided H&H with the $7.0 million, upon the filing of the Company's 2005 Annual
Report on Form 10-K.  On December 28, 2006,  H&H and its bank group  amended its facility to provide,  in part,  for: (i) the  consummation  of the  transactions contemplated by the PBGC Settlement  Agreement and the waiver of possible events of default that may have  occurred  relating to the matters  covered by the PBGC
Settlement Agreement;  and (ii) a $42 million term loan funded by Ableco Finance
LLC. A portion of the loan ($26 million) was used to fund an acquisition by H&H,
$3.2  million  was  paid  as  a  contribution  to  the  WHX  Pension  Plan,  and approximately  $12  million  of the loan was used to  reduce  H&H's  outstanding balance of its revolving credit facility.

      The Term B Loan matures on March 31, 2007 and provides for annual payments based on 40% of excess  cash  flow as  defined  in the  agreement.  Interest  is payable  monthly at the Prime Rate plus 4.0%. At no time shall the Prime Rate of interest  be below  4.0%.  The Term B  Facility  has a third  priority  security interest  in and lien on all  assets of H&H,  subject  to the prior  lien of the
Wachovia Facilities,  and a $15.5 million lien granted to the PBGC in connection with the PBGC  Settlement  Agreement The Term B facility  contains  affirmative, negative,  and financial covenants  (including minimum EBITDA,  maximum leverage and fixed charge coverage,  restrictions on cash  distributions that can be made to WHX and cross-default  provisions with the Wachovia Facilities).  At December
31, 2004 the net liabilities of H&H amounted to $14.3 million,  all of which was restricted as to the payment of dividends to WHX. In the second quarter of 2005,
H&H  determined  that it would not have been  compliant  with certain  financial covenants at June 30, 2005.  Accordingly,  on May 20, 2005,  H&H entered into an amendment  to the Loan and Security  Agreement  with  Canpartners  ("Canpartners
Amendment").  The  Canpartners  Amendment  provided  for  amendments  to certain financial covenants as well as certain other terms and conditions.  On September
8, 2005,  H&H completed the assignment of its Term B Loan from  Canpartners,  to
Steel, as agent and lender. Substantially all of the terms and conditions of the
Term B Loan  continue  without  amendment.  Steel is the  beneficial  holder  of
5,029,793 shares of WHX's common stock,  representing  approximately  50% of the outstanding shares. Warren Lichtenstein, the sole executive officer and managing member of Steel  Partners,  L.L.C.,  the general  partner of Steel  Partners II,
L.P., is the Chairman of the Board of WHX.

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

      In March 2004,  H&H's  wholly  owned  Danish  subsidiary  entered into new financing  agreements  to replace and repay  existing  debt that had been issued under a  multi-currency  facility  within the then  existing H&H Senior  Secured
Credit Facilities.  The new Danish facilities are with a Danish bank and include a  revolving  credit  facility  and term loans.  At December  31, 2004 there was approximately $6.5 million outstanding under the term loans.

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

      In 2004,  2003 and 2002,  $9.8  million,  $13.1  million and $9.3 million, respectively,  were spent on capital  improvements  in H&H.  In 2005,  H&H spent approximately $20 million on capital expenditures,  of which approximately $10.0 million relate to a plant expansion at H&H's fastener  facility in Agawam,  MA .
In 2006,  H&H  established a carbon tubing  facility for the  refrigeration  and automotive markets in Mexico.

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

      On September 15, 2006, WHX was required to make a minimum  contribution to the WHX  Pension  Plan for the 2005  plan year in the  amount of $15.5  million.
However,  we did not make that  contribution due to liquidity issues. We applied to the IRS for a funding  waiver for the 2005 plan  year,  and on  December  20,
2006, the IRS granted a conditional  waiver of the minimum funding  requirements for the 2005  plan  year in  accordance  with  section  412 (d) of the  Internal
Revenue Code and section 303 of the Employee  Retirement Income and Security Act
of 1974,  as amended  ("ERISA").  On December 28, 2006,  WHX,  H&H, and the PBGC
entered into the PBGC Settlement Agreement in connection with the IRS waiver and certain  other  matters.  The IRS  waiver  is  subject  to  certain  conditions, including a requirement  that the Company meet the minimum funding  requirements for the WHX Pension  Plan for the plan years  ending  December  31, 2006 through
2010,  without applying for a waiver of such  requirements.  The PBGC Settlement
Agreement and related agreements include the following:  (i) the amortization of the waived amount of $15.5  million (the "Waiver  Amount") over a period of five years, (ii) the PBGC's consent to increase  borrowings under H&H's senior credit facility to $125 million in connection with the closing of an acquisition  (iii)
the  resolution  of any  potential  issues under  Section  4062(e) of ERISA,  in connection with the cessation of operations at certain  facilities owned by WHX,
H&H or their  subsidiaries,  and (iv) the  granting  to the PBGC of  subordinate liens on the assets of H&H and its subsidiaries, and specified assets of WHX, to collateralize  WHX's obligation to pay the Waiver Amount to the WHX Pension Plan and to make  certain  payments  to the WHX  Pension  Plan  in the  event  of its termination.  As a result of the PBGC  Settlement  Agreement and the IRS waiver, based on estimates from WHX's actuary,  the Company  expects its minimum funding requirement  for the  specific  plan  year  and  the  amortization  of the  2005 requirement  to be $13.1  million  (paid in full in 2006),  $6.7  million,  $7.9 million,  and $18.3 million  (which  amounts  reflect the recent  passage of the
Pension  Protection  Act  of  2006)  in  2006,  2007,  2008  and  through  2011, respectively.

      As of December 31, 2004,  the total of the  Company's  future  contractual commitments,  including  the  repayment of debt  obligations  is  summarized  as follows (in thousands):

                                                                                     Payments Due by Period
                                                            -------------------------------------------------------------------
                        Contractual                                                                                 2010 and
                        Obligations                            Total         2005       2006-2007     2008-2009    thereafter
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt (1),(2)                                        $189,656     $183,631     $  1,018     $  1,032     $  3,976
Short-term debt (1)                                             40,398       40,398         --           --           --
Expected interest payments on long-term debt (2)                20,935       20,038          332          270          295
Operating leases                                                 6,409        2,089        3,314          898          108
Pension and other retirement benefits contributions (3)         49,343        2,965       25,708       12,019        8,651

      (1) Interest on variable-rate debt is based on current prevailing interest rates.

      (2) See Note 12 to the Consolidated  Financial Statements included in this
          Form 10-K.  With the  exception of Other H&H Debt,  as of December 31,
          2004,  all debt has been  classified  as current due to  noncompliance with  certain  debt  covenants.  Expected  interest  on long term debt classified as current includes  interest due through original maturity dates.  Should the debt  holders  choose not to demand  payments  as a result  of  noncompliance  with  certain  covenants,  long  term  debt maturing in each of the next five years is as follows:  2005  $96,923;
          2006 and 2007  $87,741;  2008 and  2009  $1,034;  2010 and  thereafter
          $3,958. As a result of the Company's bankruptcy filing,  subsequent to
          December 31, 2004, the Company was  recapitalized and its overall debt level  reduced.  See  Notes  1 and  12 to the  Consolidated  Financial
          Statements included in this Form 10-K.

      (3) Pension and other retirement benefits  contributions include all plans as discussed in Note 6 of the Consolidated  Financial Statements.  The
          required  contributions  to the WHX  Pension  Plan do not  reflect any changes  in the  contribution  levels  arising  from  the IRS  funding waiver. Giving effect to the IRS funding waiver, the pension and other retirement benefits contributions would be as follows: $2,965 in 2005;
          $22,208 for the 2006-2007  period;  $18,319 for the 2008-2009  period;
          and $11,851 in 2010 and thereafter, $55,343 in total.

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

      In addition to the above  obligations,  certain customers and suppliers of the  Precious  Metal  Segment  choose to do  business  on a "pool"  basis.  Such customers or suppliers  furnish  precious  metal to H&H for return in fabricated form (customer  metal) or for purchase from or return to the supplier.  When the customer's  precious  metal is  returned in  fabricated  form,  the  customer is charged a  fabrication  charge.  The value of  consigned  precious  metal is not included in the  Company's  balance  sheet.  To the extent that the  quantity of customer and supplier  precious  metal,  as well as precious metal owned by H&H, does not meet  operating  needs,  H&H can  purchase or  purchase on  consignment precious  metal.  At December  31, 2003,  1,605,000  ounces of silver and 14,617 ounces  of gold  were  purchased  on  consignment  by H&H  under  a  consignment facility.  This  consignment  facility was  terminated on March 30, 2004 and H&H purchased $15.0 million of precious metal at that point in time.

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
              company; and

          o   Partial  payment  of the  H&H  subordinated  debt  to WHX of  $9.0 million, which required the approval of the banks participating in the H&H bank facility. Subsequent to this transaction, in 2006 the remaining  intercompany  loan balance of the subordinated  debt of
              $44.2 million was converted to equity.

      Throughout  2005 and 2006,  the  Company has been  experiencing  liquidity issues,  which are more fully  described  in Notes 1a and 2 to the  consolidated financial  statements  included in the 2004 10-K, which raise  substantial doubt about the Company's  ability to continue as a going  concern . The  accompanying financial  statements have been prepared assuming the Company will continue as a going concern and do not include any  adjustments to reflect the possible future effects on the  recoverability  and  classification of assets or the amounts and classification  of  liabilities  that  may  result  from  the  outcome  of  this uncertainty.  The Company  incurred  consolidated  net losses of $34.7  million,
$140.4 million and $159.9  million for the years ended  December 31, 2005,  2004 and 2003,  respectively  and had  negative  cash flows from  operations  of $5.0 million  and  $39.6  million  for the years  ended  December  31,  2005 and 2004 respectively. As of December 31, 2005, the Company had an accumulated deficit of
$394.0 million and a working capital  deficit of $122.1  million.  Additionally, the Company has not been in compliance with certain of its bank covenants.

      On December  27,  2006,  Wachovia  provided  H&H with an  additional  $7.0 million loan. This was pursuant to an amendment signed on October 30, 2006 which made the  additional  funds  conditional  upon the filing of the Company's  2005
Annual Report on Form 10-K.

      On December 28, 2006, H&H and certain of H&H's subsidiaries  amended their
Loan and Security  Agreement with Wachovia and their Loan and Security Agreement with Steel to provide,  in part, for: (i) the  consummation of the  transactions contemplated by the PBGC Settlement  Agreement and the waiver of possible events of default that may have  occurred  relating to the matters  covered by the PBGC
Settlement Agreement;  and (ii) a $42 million term loan funded by Ableco Finance
LLC. A portion of the loan ($26 million) was used to fund an acquisition by H&H,
$3.2  million  was  paid  as  a  contribution  to  the  WHX  Pension  Plan,  and approximately  $12  million  of the loan was used to  reduce  H&H's  outstanding balance under its revolving credit facility.

      As of December 31, 2006,  WHX had cash of  approximately  $0.8 million and current  liabilities of  approximately  $7.5 million,  including $5.1 million of mandatorily  redeemable  preferred  shares  payable  to a related  party.  H&H's availability  under its  revolving  credit  facility and other  facilities as of
December 31, 2006 was $19.1  million.  All such  facilities,  including the term loans,  expire in March 2007. The Company has significant cash flow obligations, including  without  limitation  the  amounts  due for the WHX  Pension  Plan (as amended by the PBGC  Settlement  Agreement).  Based on the Company's  forecasted borrowings,  the  funds  available  under  its  credit  facilities  may  not  be sufficient to fund debt service costs, working capital demands and environmental remediation costs. Additionally, there can be no assurance that the Company will be able to obtain  replacement  financing at commercially  reasonable terms upon the  expiration  of its credit  facilities  in March 2007.  Consequently,  there continues to be substantial  doubt about the Company's  ability to continue as a going concern.

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

      As of December 31, 2004 the Company had  contracted  for $14.1  million of forward  contracts with a AA- rated counter party,  and the future contracts are exchange traded contracts through a third party broker. Accordingly, the Company has  determined  that there is  minimal  credit  risk of  default.  The  Company estimates  the fair  value of its  derivative  contracts  through  use of market quotes or broker valuations when market information is not available.

GOODWILL, OTHER INTANGIBLES AND LONG-LIVED ASSETS

      The  Company  adopted  the  provisions  of SFAS 142  -"Goodwill  and Other
Intangible  Assets",  effective January 1, 2002. SFAS 142 requires that goodwill and intangible  assets with indefinite lives no longer be amortized,  but rather be tested at least  annually for  impairment.  Intangible  assets with  definite lives continue to be amortized over their estimated  lives, and are reviewed for impairment in accordance  with SFAS No. 144,  "Accounting  for the Impairment or
Disposal of Long-Lived Assets."

      The values  assigned  to  long-lived  assets such as  property,  plant and equipment,  and goodwill are reviewed as appropriate.  The Company estimates the depreciable lives of property,  plant and equipment,  and reviews for impairment if events,  or changes  in  circumstances,  indicate  that the  Company  may not recover the carrying amount of an asset.

      As of December 31, 2004 there was $49.4  million of goodwill  remaining on the balance sheet. The evaluation of the  recoverability of goodwill is based on a  comparison  of the  respective  reporting  units' fair value to its  carrying value,  including allocated goodwill.  Fair values are determined by discounting estimated  future  cash  flows and market  comparables.  The  recoverability  of goodwill  will be  impacted if  estimated  future  operating  cash flows are not achieved.

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

       Assumptions                Statement of       Balances Sheet
                                 Opperations (1)       Impact (2)
-------------------------------------------------------------------
                                         (in millions)
Discount rate
             +1% increase         $  1.0                 $ (36.6)
             -1% decrease            1.7                    40.3

Expected return on assets
             +1% increase           (3.3)
             -1% decrease            3.3

(1)   Estimated impact on 2004 net periodic benefit costs.

(2)   Estimated impact on 2004 additional minimum liability.

ENVIRONMENTAL REMEDIATION

      The  Company  provides  for  remediation  costs  and  penalties  when  the responsibility  to remediate is probable and the amount of  associated  costs is reasonably determinable.  Remediation liabilities are accrued based on estimates of known environmental exposures. The Company regularly monitors the progress of environmental remediation.  Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such  determination  was made.  As of December  31, 2004, total accruals for environmental remediation were $28.3 million.

NEW ACCOUNTING STANDARDS

      On September 29, 2006 , the FASB issued Statement of Financial  Accounting
Standards No. 158, "Employers'  Accounting for Defined Benefit Pension and Other
Postretirement  Plans"  (SFAS 158) which  amends SFAS 87 and SFAS 106 to require recognition  of the  overfunded  or  underfunded  status  of  pension  and other postretirement  benefit plans on the balance  sheet.  Under SFAS 158,  gains and losses,  prior service costs and credits,  and any remaining  transition amounts under  SFAS 87 and SFAS  106 that  have  not yet  been  recognized  through  net periodic  benefit cost will be recognized  in  accumulated  other  comprehensive income,  net of tax  effects,  until they are  amortized  as a component  of net periodic  cost.  SFAS 158 is effective  for  publicly-held  companies for fiscal years ending after  December 15, 2006.  WHX  Corporation  will adopt the balance sheet recognition  provisions of SFAS 158 at December 31, 2006. For illustrative purposes,  we have  considered  the impact of these  provisions  at December 31,
2005,  our most  recent  measurement  date.  At that  time,  our  balance  sheet reflected a reduction in shareholder  equity of approximately $65 million due to our defined  benefit  pension and other  postretirement  benefit plans.  The new provisions  of SFAS 158 would have  resulted  in  additional  reductions  to WHX
Corporation's  shareholders' equity of $1.1 million and $5.0 million at December
31, 2005 and 2004,  respectively.  The Statement  does not affect the results of operations.

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

       At December 31, 2004, the Company's portfolio of debt included fixed-rate instruments.  Accordingly,  the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations.  In addition, the fair value of such  instruments  is also  affected by investors'  assessments  of the risks associated  with  industries  in  which  the  Company  operates  as  well as the
Company's overall  creditworthiness and ability to satisfy such obligations upon their maturity. The Company's fixed-rate instruments were converted to equity in
July 2005 upon emergence from bankruptcy.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of WHX Corporation:

      In our  opinion,  the  accompanying  consolidated  balance  sheets and the related  consolidated  statements  of  operations,  cash  flows and  changes  in stockholders'  (deficit) equity and comprehensive  income (loss) present fairly, in all material  respects,  the financial  position of WHX  Corporation  and its subsidiaries  (the  "Company") at December 31, 2004 and 2003, and the results of their  operations and their cash flows for each of the three years in the period ended  December 31, 2004, in conformity  with  accounting  principles  generally accepted in the United States of America.  These  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these  financial  statements  based on our audits.  We conducted  our audits of these  statements  in  accordance  with the  standards  of the  Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the financial  statements,  assessing  the  accounting  principles  used and the significant  estimates made by management,  and evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable  basis for our opinion.

      As discussed in Note 1b to the consolidated financial statements, the 2003 and 2002 consolidated financial statements have been restated.

      As  discussed  in  Note  11  to  the  consolidated  financial  statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets".

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

PricewaterhouseCoopers LLP
New York, New York
December 14, 2006

WHX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended December 31,
                                                         --------------------------------------------
                                                              2004           2003           2002
                                                         -------------- -------------- --------------
                                                                        (as Restated)  (as Restated)
                                                               (in thousands except per share)

Net sales                                                  $ 410,919      $ 326,296      $ 386,393
Cost of goods sold                                           343,509        265,304        319,144
                                                           ---------      ---------      ---------
Gross profit                                                  67,410         60,992         67,249
Selling, general and administrative expenses                  67,545         69,430         73,655
Pension - curtailment and special termination benefits          --           48,102           --
Asset impairment charge                                        8,175           --             --
Goodwill impairment charge                                    79,788         67,343         18,651
Environmental remediation expense                             28,971            502            170
Loss (gain) on disposal of assets                               (592)         6,286          2,576
Restructuring charge                                           1,576           --           19,994
                                                           ---------      ---------      ---------
Loss from operations                                        (118,053)      (130,671)       (47,797)
                                                           ---------      ---------      ---------
Other:
      Interest expense                                        25,624         19,166         27,257
      Equity in loss of WPC                                     --             --           20,000
      Gain on disposition of WPC                                --              534           --
      Gain (loss) on early retirement of debt                 (1,161)         2,999         42,491
      Other income (loss)                                      6,566           (412)        (2,084)
                                                           ---------      ---------      ---------
Loss from continuing operations before taxes                (138,272)      (146,716)       (54,647)
Provision for (benefit from) income taxes                      2,172         13,208        (25,413)
                                                           ---------      ---------      ---------
Loss from continuing operations, net                        (140,444)      (159,924)       (29,234)
                                                           ---------      ---------      ---------
Discontinued operations:
      Income from discontinued operations, net of tax           --             --           10,601
      Gain on sale, net of tax                                  --             --           11,861
                                                           ---------      ---------      ---------
                                                                --             --           22,462
                                                           ---------      ---------      ---------
Loss before cumulative effect of accounting change          (140,444)      (159,924)        (6,772)
Cumulative effect of accounting change, net of tax              --             --          (41,129)
                                                           ---------      ---------      ---------
Net loss                                                    (140,444)      (159,924)       (47,901)
Less: Dividend requirement for preferred stock                19,424         19,424         19,224
                                                           ---------      ---------      ---------
Loss applicable to common stock                            $(159,868)     $(179,348)     $ (67,125)
                                                           =========      =========      =========
BASIC AND DILUTED PER SHARE OF COMMON STOCK
Loss from continuing operations
  net of preferred dividends                               $  (29.38)     $  (33.35)     $   (9.10)
Discontinued operations                                         --             --             4.22
Cumulative effect of accounting change                          --             --            (7.73)
                                                           ---------      ---------      ---------
Loss per share applicable to common shares                 $  (29.38)     $  (33.35)     $  (12.61)
                                                           =========      =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED BALANCE SHEETS                                                          December 31,
                                                                      ------------------------------------------
                                                                             2004                   2003
                                                                      --------------------   -------------------
                                                                                               (As Restated)

                                                                                    (in thousands)
                                   ASSETS
Current assets:
Cash and cash equivalents                                                 $  20,826               $  41,990
Trade receivables, less allowance for doubtful accounts
   of $1,238 and $1,003                                                      53,811                  42,054
Inventories                                                                  68,041                  41,782
Deferred income taxes                                                           726                     400
Other current assets                                                          9,182                  29,131
                                                                          ---------               ---------
    Total current assets                                                    152,586                 155,357

Property, plant and equipment, at cost, less
   accumulated depreciation and amortization                                 88,054                 104,223
Goodwill and other intangibles                                               49,982                 130,302
Intangible pension asset                                                      1,760                     758
Other non-current assets                                                     19,535                  20,116
                                                                          ---------               ---------
                                                                          $ 311,917               $ 410,756
                                                                          =========               =========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Trade payables                                                            $  35,800               $  27,300
Accrued environmental liability                                              31,424                    --
Accrued liabilities                                                          33,377                  26,352
Current portion of long-term debt                                           183,629                  40,056
Short-term debt                                                              40,398                    --
Deferred income taxes                                                           702                   1,500
                                                                          ---------               ---------
    Total current liabilities                                               325,330                  95,208

Long-term debt                                                                6,027                 189,344
Accrued pension liability                                                    18,786                  27,367
Other employee benefit liabilities                                            9,617                   9,488
Deferred  income taxes                                                        2,084                     758
Additional minimum pension liability                                         47,002                  24,911
                                                                          ---------               ---------
                                                                            408,846                 347,076
                                                                          ---------               ---------

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,523  shares                                552                     552
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 5,486                                         55                      55
Accumulated other comprehensive loss                                        (36,611)                (16,380)
Additional paid-in capital                                                  556,206                 556,206
Unearned compensation - restricted stock awards                                 (33)                    (99)
Accumulated deficit                                                        (617,098)               (476,654)
                                                                          ---------               ---------
                                                                            (96,929)                 63,680
                                                                          ---------               ---------
                                                                          $ 311,917               $ 410,756
                                                                          =========               =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION                                                               Year Ended December 31,
                                                                   --------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS                                  2004           2003           2002
                                                                   -------------- -------------- --------------
                                              (In thousands)                      (as Restated)  (as Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(140,444)     $(159,924)     $ (47,901)
Items not affecting cash from operating activities:
  Cumulative effect of accounting change                                  --             --           41,129
  Goodwill impairment charge                                            79,788         67,343         18,651
  Asset impairment charge                                                8,175           --             --
  Restructuring charge                                                   1,576           --            5,424
  Depreciation and amortization                                         14,108         14,280         20,218
  Amortization of debt related costs                                     2,671          1,836          2,647
  Other postretirement benefits                                          1,221            974          1,435
  (Gain) loss on early retirement of debt                                1,161         (2,999)       (42,491)
  Gain on WPSC note recovery                                            (5,596)          --             --
  Deferred income taxes                                                    202         10,930        (10,713)
  (Gain) loss on derivatives - (unrealized)                                (82)           498           (295)
  Reclassification of net cash settlements on derivative instruments      (467)          (308)        (1,033)
  Loss (gain) on asset dispositions                                       (592)         6,286          2,576
  Pension - curtailment and special termination benefits                  --           48,102           --
  Gain on disposition of WPC                                              --             (534)          --
  Equity income in affiliated companies                                    (48)           (38)        20,045
  Discontinued operations                                                 --             --          (17,140)
  Other                                                                     66             99         (1,062)
Decrease (increase) in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                                 (9,956)         1,236          2,185
      Inventories                                                      (24,982)        21,320         22,563
      Short term investments-trading                                      --          205,275         39,608
      Other current assets                                               1,998            331         (1,623)
      Other current liabilities                                         30,083        (26,732)        29,987
      Discontinued operations                                             --             --          (10,925)
  Other items-net                                                        1,567         (4,099)        (4,666)
  Discontinued operations                                                 --             --           (1,505)
                                                                     ---------      ---------      ---------
Net cash provided by (used in) operating activities                    (39,551)       183,876         67,114
                                                                     ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net proceeds on sale of discontinued operations                         --             --           84,869
  Acquisitions                                                          (2,410)          --           (3,057)
  Net payments to WPC                                                     --          (19,500)         1,250
  Cash received on WPSC note recovery                                    5,596           --             --
  Sale (Purchase) of aircraft for resale                                19,301        (19,255)          --
  Plant additions and improvements                                      (9,810)       (13,087)        (9,335)
  Net cash settlements on derivative instruments                           467            308          1,033
  Net cash flow used in discontinued operations                           --             --           (1,136)
  Proceeds from sales of assets                                          7,111         12,958          8,630
                                                                     ---------      ---------      ---------
Net cash provided by (used in) investing activities                     20,255        (38,576)        82,254
                                                                     ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net revolver borrowings                                               40,398         (2,622)           --
  Repayment of H&H Senior Secured Credit Facility                     (149,684)          --          (48,193)
  Net borrowings from  H&H Senior Secured Credit Facility               20,604           --             --
  Repayment of H&H Industrial Revenue Bonds                             (7,500)          --             --
  Cash proceeds from term loans                                         99,250           --             --
  Repayment of term loans - Domestic                                    (2,848)          --             --
  Repayment of term loans - Foreign                                       (359)          --             --
  Debt issuance fees                                                    (5,392)          --             --
  Cash paid on early extinguishment of debt                               --          (14,302)       (87,612)
  Investment account borrowings                                           --         (107,857)        (3,089)
  Net change in overdrafts                                               3,489           (530)            27
  Proceeds from loan repayment - Unimast                                  --            3,204           --
                                                                     ---------      ---------      ---------
Net cash provided by (used in) financing activities                     (2,042)      (122,107)      (138,867)
                                                                     ---------      ---------      ---------
NET CHANGE FOR THE PERIOD                                              (21,338)        23,193         10,501
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                                174            401            106
Cash and cash equivalents at beginning of year                          41,990         18,396          7,789
                                                                     ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  20,826      $  41,990      $  18,396
                                                                     =========      =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                                   Accumulated                                      Total
                                                                      Other                                         Stock-
                                                                  Comprehensive            Unearned  Additional    holder's
                                                                     Income     Accumulated  Compen-   Paid-in     (Deficit)
(Dollars and Shares in Thousands) Common Stock    Preferred Stock    (Loss)       Deficit    sation    Capital      Equity
--------------------------------- ------------    ---------------  ----------     -------    ------   ---------   ----------
                                 Shares  Amount   Shares  Amount
                                 ------  ------   ------  ------
BALANCE, DECEMBER 31, 2001
   (as previously reported
   in 2003)                      5,357   $  54     5,571   $ 557   $  (2,268)   $(273,445)   $--      $ 556,006   $ 280,904

Restatement of beginning
   balance                                                                          4,616                             4,616
                                                                                ---------                         ---------
BALANCE, DECEMBER 31, 2001
   (as restated)                                                                 (268,829)                          285,520

Net loss (as restated)                                                            (47,901)                          (47,901)

Conversion of preferred shares
   to common shares                 49    --         (48)     (5)                                             3          (2)
Current period change                                                (33,507)                                       (33,507)
                                 -----   -----   -------   -----   ---------    ---------    -----    ---------   ---------

BALANCE, DECEMBER 31, 2002
   (as restated)                 5,406      54     5,523     552     (35,775)    (316,730)    --        556,009     204,110

Net loss                                                                         (159,924)                         (159,924)
Current period change                                                 19,395                                         19,395
Deferred compensation               80       1                                                (198)         197        --
Compensation expense                                                                            99                       99
                                 -----   -----   -------   -----   ---------    ---------    -----    ---------   ---------

BALANCE, DECEMBER 31, 2003
   (as restated)                 5,486      55     5,523     552     (16,380)    (476,654)     (99)     556,206      63,680

Current period change                                                (20,231)                                       (20,231)
Net loss                                                                         (140,444)                         (140,444)
Compensation expense                                                                            66                       66
                                 -----   -----   -------   -----   ---------    ---------    -----    ---------   ---------

BALANCE, DECEMBER 31, 2004       5,486   $  55   $ 5,523   $ 552   $ (36,611)   $(617,098)   $ (33)   $ 556,206   $ (96,929)
                                 =====   =====   =======   =====   =========    =========    =====    =========   =========

                                                                      Year Ended December 31,
                                                        ----------------------------------------------------

                                                            2004                2003                2002
                                                        ----------           ----------           ----------
Comprehensive Income (Loss)                                                (As Restated)        (As Restated)
----------------------------------------------

Net loss (as previously reported in 2003)               $(140,444)           $(159,924)           $ (33,534)
Restatement of net loss                                                                             (14,367)
                                                                                                  ---------
Net loss (as restated)                                                                              (47,901)

Minimum pension liability adjustment                      (21,248)              16,014              (34,748)
Foreign currency translation adjustment                     1,017                2,239                1,241
Write off  foreign currency translation losses               --                  1,142                 --
                                                        ---------            ---------            ---------
COMPREHENSIVE LOSS                                      $(160,675)           $(140,529)           $ (81,408)
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

      WHX is a holding  company that  invests in and manages a diverse  group of businesses that are managed on a decentralized  basis. WHX's primary business is
Handy & Harman  ("H&H"),  a diversified  manufacturing  company whose  strategic business units encompass three reportable  segments:  precious metals,  wire and tubing,  and  engineered  materials.  WHX's other business (up through August 1,
2003 - see  below  and  Note 4)  consisted  of  Wheeling-Pittsburgh  Corporation
("WPC")and  six  of  its  subsidiaries,   including   Wheeling-Pittsburgh  Steel
Corporation  ("WPSC"); a vertically  integrated  manufacturer of value-added and flat rolled steel products.  WPSC, together with WPC and its other subsidiaries, shall be referred to herein as the "WPC  Group." WHX,  together  with all of its subsidiaries  other  than the WPC  Group,  shall be  referred  to  herein as the
"Company."

      On November 16, 2000, the WPC Group filed petitions seeking reorganization under Chapter 11 of Title 11 of the United States  Bankruptcy Code  ("Bankruptcy
Filing") (see Note 4). As a result of the Bankruptcy Filing, WHX, as of November
16, 2000, deconsolidated the balance sheet of WPC. Accordingly, the accompanying consolidated  balance sheets at December 31, 2004 and 2003 do not include any of the assets or liabilities of WPC, and the accompanying  consolidated  statements of  operations  and the  consolidated  statements  of cash flows exclude WPC. As discussed in Note 4, a Chapter 11 Plan of Reorganization (the "WPC POR") for the
WPC Group was consummated on August 1, 2003. Among other things,  as a result of the  consummation  of the WPC POR,  each  member of the WPC Group is no longer a subsidiary of WHX.

NOTE 1a - MANAGEMENT'S PLANS AND LIQUIDITY

      The  accompanying  financial  statements  have been prepared  assuming the
Company will  continue as a going  concern.  The Company  incurred net losses of
$140.4  million,  $159.9  million and $47.9 million for the years ended December
31,  2004,  2003  and  2002,  respectively  and had  negative  cash  flows  from operations of,$39.6 million for the year ended December 31, 2004. As of December
31, 2004, the Company had an accumulated deficit of $617.1 million and a working capital deficit of $172.7  million.  With the exception of $6.0 million of Other
H&H debt,,  all debt has been  classified as current as of December 31, 2004 due to noncompliance with certain debt covenants.

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
              company; and

          o   Partial  payment  of the  H&H  subordinated  debt  to WHX of  $9.0 million, which required the approval of the banks participating in the H&H bank facility. Subsequent to this transaction, in 2006 the remaining intercompany  subordinated debt balance of $44.2 million was converted to equity.

      As of September 30, 2006, WHX had cash of  approximately  $1.6 million and current  liabilities of  approximately  $6.9 million,  including $5.1 million of mandatorily  redeemable preferred shares issued by a wholly-owned  subsidiary of
WHX and  payable to a related  party.  WHX also has  significant  2006 cash flow obligations,  including without  limitation the minimum funding  requirement for the WHX Pension  Plan,  which is estimated to be $20.6 million ($4.9 million was paid as of July 14, 2006 and $5.0 million was paid by H&H in October 2006),  and estimated other administrative costs for 2006 of approximately $3.8 million. The
Pension Benefit Guaranty  Corporation ("PBGC) filed a lien against the assets of
H&H to collateralize,  among other things, the funding deficiency  existing as a result of WHX's failure to make required contributions to the WHX Pension Plan., and on October 20, 2006 the PBGC  entered  into a lien  subordination  agreement with H&H's  revolving  credit  facility  lender.  This  subordination  agreement provides that the subordination  provisions shall not apply to any debt incurred after December 31, 2006. . As previously indicated, there are no current sources of cash  available to WHX to satisfy these  obligations,  other than the sale of its subsidiary's equity investment (estimated market value at September 30, 2006 of $5.0 million),  possible insurance proceeds from current  litigation,  or the sale of H&H  (which  is not  currently  contemplated).  If WHX does  not  obtain additional  liquidity,  it is likely that WHX will not have  sufficient  cash to continue to operate through the end of 2007.

      In 2006 WHX applied to the Internal  Revenue Service ("IRS") for a funding waiver for the WHX  Pension  Plan  contributions  for the 2005 and the 2006 plan years, but subsequently withdrew its request for the 2006 plan year. If granted, this waiver would change the minimum funding requirements to $13.1 million, $6.7 million,  $7.9  million  and $18.3  million  (which  amounts  reflect the recent passage of the Pension  Protection  Act of 2006 by Congress which had the effect of changing the minimum funding  requirements)  in 2006,  2007, 2008 and through
2011 respectively,  from $20.6 million,  $2.7 million,  $0.0 million,  and $16.7 million (which amounts reflect the recent passage of the Pension  Protection Act of 2006 by Congress) in such years  without the waiver.  WHX is required to make quarterly  funding  payments  for each plan year.  In  addition,  the  remaining minimum  required  contribution  for such earlier year is required to be made by
September 15 of the following  year. On September 15, 2006,  WHX was required to make a  minimum  contribution  for the 2005  plan  year in the  amount  of $15.5 million.  However,  WHX did not  make  that  contribution  due to its  liquidity issues. If the funding waiver described above is granted,  such payment would no longer be due. WHX has made  contributions  in 2006 in the  aggregate  amount of
$13.1  million.  The  penalties  for failure to make timely  payment of the 2005 minimum funding requirement could result in penalties of 10% of such deficiency, as  well  as an  additional  penalty  of  100%  of  such  amount  under  certain circumstances.  In  addition,  the  failure  to make  timely  quarterly  funding payments  could  result in the  assessment  of  interest.  The PBGC filed a lien against  the assets of H&H to  collateralize,  among other  things,  the funding deficiency,  and on October 20, 2006 entered into a Lien Subordination Agreement with Wachovia Bank, National Association, in its capacity as agent ("Wachovia").
On October 26, 2006,  WHX entered into a  non-binding  letter of intent with the
PBGC ("PBGC LOI"), which provides, among other things, for the PBGC to recommend to the IRS that it approve the funding  waiver  application  for the WHX Pension
Plan for the 2005 plan year,  which amount  would be amortized  over five years, and for the PBGC to receive certain  subordinate  liens on the assets of H&H and the  Company  to  collateralize  the  waiver  amount and  certain  other  agreed obligations.  WHX and the PBGC  are  presently  working  to  prepare  definitive documentation  relating  to the letter of intent  with the PBGC.  If the funding waiver  is  not  granted,  or  definitive  documentation  is not  finalized  and executed,  there  is no  assurance  that WHX will be able to  obtain  the  funds required  to make the  payments.  H&H is jointly  and  severally  liable for the funding of the WHX Pension Plan.

      The Company intends to attempt to refinance the H&H bank credit facilities and to restructure  its Term B Loan,  which is held by a related  party,  and is contemplating  other financing options.  As part of any such refinancing,  it is possible that additional  liquidity will be provided and that the restriction on distributions  from H&H to WHX will be modified.  There can be no assurance that any refinancing  will be completed in a timely manner,  if at all. If WHX cannot obtain additional debt or equity  financing,  or liquidity upon a refinancing of the H&H bank credit  facilities,  there can be no  assurance  that WHX will have sufficient funds to continue to operate.

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
Historically, H&H has been able to obtain amendments to financial covenants when future  results  were not expected to comply with these  covenants.  H&H has not obtained an amendment for these  covenant  violations,  and, as a result,  is in default of the  facility.  Accordingly,  the  Company  has  classified  all debt subject to these covenants as current liabilities in the accompanying  financial statements  as of December  31,  2004.  H&H and its bank group have  amended its facility as of October 30, 2006 to provide,  among other  things,  an additional loan upon the filing of its 2005  Annual  Report on Form 10K,  and an  immediate
$3.0 million of borrowing  availability  under its  revolving  credit  facility.
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

NOTE 1b - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The  Company  has  restated  its  2003,  2002 and prior  year's  financial statements  to correct  its  accounting  for  goodwill  impairment,  certain tax
matters  and  other   corrections,   including  its  accounting  for  derivative
instruments  (specifically futures contracts on precious metals) and the related impact on inventory, and its accounting for an executive life insurance program, as  well  as its  reporting  of  investment  borrowings  on its  2003  and  2002 statements of cash flows, all as described below.

GOODWILL IMPAIRMENT

      In fiscal  2003 the  Company  previously  recorded a  goodwill  impairment charge of $89.0  million  relating  to several of its  reporting  units,  and in fiscal 2002 the Company previously reported no goodwill impairment at the end of the year and a cumulative effect of an accounting change related to the adoption of SFAS 142,  'Goodwill  and  Other  Intangible  Assets'  ("SFAS  142"),  of $44
million.  In connection with the  preparation of its 2004 financial  statements, the Company identified  several errors in its assessment of goodwill  impairment resulting  in the need to  restate  its 2002  and  2003  consolidated  financial statements,  including:  (1) the  reallocation  of  goodwill,  upon  the date of adoption of SFAS 142, to the applicable  reporting units of the Company based on a more reasonable and supportable methodology;  (2) identification of additional reporting units not previously  considered;  (3) use of different discount rates that more  appropriately  considered  the different  risks  associated  with the individual  reporting  units  rather than the  overall  consolidated  rate;  (4)
identification of certain intangible assets that were not previously  considered in determining the implied  goodwill as of the assessment date; and (5) use of a growth rate in  determining  the terminal value of a reporting  unit,  which the
Company did not consider in its original  valuations.  The effect of  correcting these errors was to reduce the goodwill  impairment charge, loss from continuing operations  and net loss by $21.7 million for the year ended  December 31, 2003.
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

      The  effect of tax errors on 2002 is a net tax  benefit  of $1.3  million, primarily  relating to the  reversal of federal  and state  reserves,  partially offset by a $0.6  million  charge for the  correction  of various  errors in the federal tax provision.  As of January 1, 2002,, tax restatement matters resulted in a $5.0 million decrease to accumulated  deficit.  The decrease to accumulated deficit  relates  primarily to  additional  deferred tax assets that should have been recorded in periods prior to 2002.

      Deferred  taxes  relating  to  hedge  accounting  and  related   inventory
accounts,  and executive life restatement were also recorded and are included in
the  adjustments   discussed   above.   The  goodwill   restatement   items  are
non-deductible and accordingly have no impact on tax matters.

      As of December 31, 2003, tax restatement matters resulted in a decrease to accrued  liabilities of $3.0 million an increase to net deferred tax liabilities of $1.9 million, a $5.3 million decrease to other comprehensive loss, and a $1.7 million decrease to goodwill.  The reduction in accrued liabilities includes the reversal  of a  $1.7  million  tax  reserve  attributable  to H&H  prior  to its acquisition by the Company. The reversal of this reserve reduced goodwill by the same amount.  Additionally,  adjustments related to tax matters were recorded to decrease  accumulated  deficit by $6.3 million and $5.0 million as of January 1,
2003 and 2002, respectively.

INVESTMENT BORROWINGS

      During  fiscal  2003 and  2002,  the  Company  frequently  traded  in U.S.
Treasury  securities  which were  classified as short term  investments and were
considered   trading   securities  under  SFAS  115,   "Accounting  for  Certain
Investments in Debt and Equity  Securities".  Accordingly,  the Company recorded the  activity in these  trading  investments  as  operating  cash  flows.  As of
December  31,  2002 and 2001  the  Company  had  short-term  margin  borrowings, aggregating $107.9 million and $110.9 million, respectively, which were borrowed to fund  these  short-term  investments.  The  Company  has  determined  that it incorrectly  recorded  changes in such  borrowings as cash flows from  operating activities  when such  borrowings  should have been  reported as cash flows from financing activities in accordance with SFAS 95, "Statement of Cash Flows".

      The effect of correcting  these errors in 2003 and 2002 was an increase in cash flows provided by operating  activities of $107.9 million and $3.1 million, respectively, and an increase in cash flows used in financing activities for the same amounts.  This  restatement had no effect on the net change in cash for the respective periods.

OTHER CORRECTIONS:

      HEDGE ACCOUNTING/INVENTORY

      In order to  produce  certain  of its  products,  the  Company  purchases, maintains and utilizes precious metals inventory. The Company maintains policies consistent with economically hedging its precious metals inventory against price fluctuations.  Hedge  accounting  under  SFAS 133,  "Accounting  for  Derivative
Instruments and Hedging Activities",  requires contemporaneous  documentation at the inception of the applicable hedging  relationship,  including the method for assessing the hedging instrument's effectiveness as well as the method that will be  used to  measure  hedge  ineffectiveness.  The  Company  did  not  meet  the documentation  criteria  necessary to apply hedge  accounting.  Accordingly  the
Company has restated its financial  statements to mark to market the  derivative instruments  related to precious  metals.  Such  mark-to-market  adjustments are recorded in current period  earnings as other income or expense in the Company's consolidated statement of operations.  In addition, the Company has restated its financial  statements  to record  its  precious  metal  inventory  at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The  correction of this error results in an increase to fiscal 2003 cost of goods sold of $0.3  million  and other  expense of $0.2  million  for an aggregate  increase  to loss from  continuing  operations  before  taxes of $0.5 million.

      There is no impact on the 2003  balance  sheet as all  precious  metal and hedges were liquidated during 2003.  However,  as of December 31, 2002 inventory was reduced by $5.8 million,  other current assets increased by $0.5 million and accounts  payable  decreased by $5.8  million.  Accordingly,  these 2002 balance sheet  changes  resulted in  equivalent  changes in the 2003  statement  of cash flows.  Additionally,  the accumulated deficit as of January 1, 2002 was reduced by $0.2 million.

      In 2002 the  correction  of this error  results in an  increase to cost of goods sold of $1.0  million and other  income of $1.3 million for a net decrease to loss from continuing operations before taxes of $0.3 million.

      LIFE INSURANCE ACCRUAL

      The Company has an Executive  Post-Retirement Life Insurance Program which provides for life insurance  benefits for certain Company  executives upon their retirement.  The insurance premium is paid by the Company. The Company accounted for the cost of this  program  since  its  inception  in 1998 on a pay as you go basis and did not  follow  the  guidance  as  required  by SFAS 106  "Employers'
Accounting for  Post-Retirement  Benefits Other Than Pensions."  Under SFAS 106,
the Company is required to recognize in its financial  statements an annual cost and benefit  obligation  related to estimated future benefit payments to be made to its current  and retired  executives.  Accordingly,  the Company  recorded an increase in  operating  expenses  for the year ended  December  31, 2002 of $0.2 million,  and a decrease in  operating  expenses in the year ended  December 31,
2003 of $0.1 million to reflect a partial curtailment with respect to the plans.
Long-term  liabilities  increased  as of December 31, 2003 in the amount of $0.6 million, to give effect to the proper accounting for this plan. An adjustment to increase  accumulated deficit as of January 1, 2002 by $0.6 million was recorded for the correction of errors prior to 2002.

      A summary of the impact of the  restatements  noted above on the Company's consolidated  balance  sheet  as of  December  31,  2003,  and the  consolidated statements of  operations,  cash flows and changes in  stockholders'  equity and comprehensive loss for the year ended December 31, 2003 follows:

                                                                           Year Ended December 31, 2003

                                                                  Previously
                                               As     Reclass for  Reported
         (In thousands)                   Previously  Presentation  with      Goodwill   Tax      Investment    Other       As
                                            Reported   Purposes    Reclass   Impairment  Matters  Borrowings   Matters    Restated
                                            --------   --------    -------   ----------  -------  ----------   -------    --------
CONSOLIDATED STATEMENT OF OPERATIONS

Cost of sales                               $265,001              $265,001                                    $    303    $265,304
Gross profit                                  61,295                61,295                                        (303)     60,992
Selling, general and
   administrative expenses                    70,063      (502)     69,561                                        (131)     69,430
Goodwill impairment charge                    89,000                89,000    (21,657)                                      67,343
Environmental remediation expense               --         502         502                                                     502
Loss from operations                        (152,156)             (152,156)    21,657                             (172)   (130,671)
Other income (expense)                          (222)                 (222)                                       (190)       (412)
Loss from continuing operations
   before taxes                             (168,011)             (168,011)    21,657                             (362)   (146,716)
Income taxes                                   1,197                 1,197               12,011                             13,208
Loss from continuing operations             (169,208)             (169,208)    21,657   (12,011)                  (362)   (159,924)
Net loss                                    (169,208)             (169,208)    21,657   (12,011)                  (362)   (159,924)
Net loss applicable to common stock         (188,632)             (188,632)    21,657   (12,011)                  (362)   (179,348)
Net loss per share - basic and diluted        (35.08)               (35.08)      4.03     (2.23)                 (0.07)     (33.35)

CONSOLIDATED BALANCE SHEET

Deferred income taxes-current asset             --                               --         400                                400
Goodwill and other intangibles               126,089               126,089      5,877    (1,664)                           130,302
Total Assets                                 406,146               406,143      5,877    (1,264)                           410,756
Other employee benefit liabilities             7,840     1,047       8,887                                         599       9,486
Other liabilities                              1,047    (1,047)       --                                                      --
Accrued liabilities                           22,083     7,312      29,391               (3,039)                            26,352
Interest payable                               2,085    (2,085)       --                                                      --
Payroll and employee benefits                  5,227    (5,227)       --                                                      --
Deferred income taxes-current liability         --                    --                  1,500                              1,500
Deferred taxes-non current liability            --                    --                    758                                758
Total Liabilities                            347,261               347,261                 (784)                   599     347,076
Accumulated other comprehensive loss         (21,642)              (21,642)               5,262                            (16,380)
Accumulated deficit                         (476,187)             (476,187)     5,877    (5,745)                  (599)   (476,654)
Stockholders' equity                          58,885                58,885      5,877      (483)                  (599)     63,680
Total Liabilities and Equity                 406,146               406,146      5,877    (1,267)                  --       410,756

CONSOLIDATED STATEMENT OF CASH FLOWS

Net loss                                    (169,208)             (169,208)    21,657   (12,011)                  (362)   (159,924)
Goodwill impairment charge                    89,000                89,000    (21,657)                                      67,343
(Gain) loss on derivatives - (unrealized)       --                    --                                           190         190
Pension - curtailment and special
   termination benefits                       53,215    (5,113)     48,102                                                  48,102
Other postretirement benefits                    413       692       1,105                                        (131)        974
Inventory                                     27,139                27,139                                      (5,819)     21,320
Investment account borrowings               (107,857)             (107,857)                        107,857                    --
Other current liabilities                    (38,443)    5,642     (32,801)                 254                  5,814     (26,733)
Other items-net                               (3,407)     (692)     (4,099)                                                 (4,099)
Deferred income taxes                           (827)                 (827)              11,757                             10,930
Net cash provided by (used in)
   operating activities                       75,797       530      76,327                         107,857        (308)    183,876
Derivative activity                             --                    --                                           308         308
Net cash provided by (used in)
   investing activities                      (38,884)              (38,884)                                        308     (38,576)
Net change in overdrafts                        --        (530)       (530)                                                   (530)
Investment account borrowings                   --                    --                          (107,857)               (107,857)
Net cash provided by (used in)
   financing activities                      (13,720)     (530)    (14,250)                       (107,857)               (122,107)

                                                              Year Ended December 31, 2003
         (In thousands)
                                                As
                                            Previously     Goodwill      Tax       Investment   Other       As
                                             Reported     Impairment    Matters    Borrowings   Matters   Restated
                                             ---------    ----------    -------    ----------   -------   ---------

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS

Accumulated Other Comprehensive Loss
            Balance at beginning of year      (35,775)                                                      (35,775)
                   Current period change       14,133                    5,262                               19,395
                  Balance at end of year      (21,642)                   5,262                              (16,380)

Accumulated Deficit
            Balance at beginning of year     (306,979)     (15,780)      6,265                  (236)      (316,730)
                                Net loss     (169,208)      21,657     (12,011)                 (362)      (159,924)
                  Balance at end of year     (476,187)       5,877      (5,745)                 (599)      (476,654)

Comprehensive Loss
                               Net loss      (169,208)      21,657     (12,011)                 (362)      (159,924)
       Other comprehensive income (loss)        3,381                                                         3,381
    Minimum pension liability adjustment       10,752                    5,262                               16,014
                      Comprehensive Loss     (155,075)      21,657      (6,749)                 (362)      (140,529)

      A summary of the impact of the  restatements  noted above on the Company's consolidated  statements  of  operations,  changes in  stockholders'  equity and comprehensive loss and cash flows for the year ended December 31, 2002 follows:

                                                                  Year Ended December 31, 2002
                                                                  Previously
                                               As     Reclass for  Reported
         (In thousands)                   Previously  Presentation  with      Goodwill   Tax      Investment    Other       As
                                            Reported   Purposes    Reclass   Impairment  Matters  Borrowings   Matters    Restated
                                            --------   --------    -------   ----------  -------  ----------   -------    --------
CONSOLIDATED STATEMENT OF OPERATIONS
Cost of sales                               $ 318,104             $ 318,104                                  $   1,040    $ 319,144
Gross profit                                   68,289                68,289                                     (1,040)      67,249
Selling, general and
   administrative expenses                     73,652      (170)     73,482                                        173       73,655
Environmental remediation expense                --         170         170                                                     170
Goodwill impairment charge                       --                    --       18,651                                       18,651
Loss from operations                          (27,933)              (27,933)   (18,651)                         (1,213)     (47,797)
Other income (expense)                         (3,412)               (3,412)                                     1,328       (2,084)
Loss from continuing operation
   before tax                                 (36,111)              (36,111)   (18,651)                            115      (54,647)
Income taxes                                  (24,115)              (24,115)             (1,298)                            (25,413)
Loss from continuing operations               (11,996)              (11,996)   (18,651)   1,298                    115      (29,234)
Cumulative effect of accounting change        (44,000)              (44,000)     2,871                                      (41,129)
Net loss                                      (33,534)              (33,534)   (15,780)   1,298                    115      (47,901)
Net loss applicable to common stock           (52,758)              (52,758)   (15,780)   1,298                    115      (67,125)
Net loss per share - basic and diluted          (9.90)                (9.90)     (2.96)    0.24                   0.01       (12.61)

CONSOLIDATED STATEMENT OF CASH FLOWS
Net loss                                      (33,534)              (33,534)   (15,780)   1,298                    115      (47,901)
Goodwill impairment charge                       --                    --       18,651                                       18,651
(Gain) loss on derivatives- (unrealized)         --                    --                                       (1,328)      (1,328)
Cumulative effect of accounting change         44,000                44,000     (2,871)                                      41,129
Other postretirement benefits                     200     1,062       1,262                                        173        1,435
Pension expense                                 7,736    (7,736)       --                                                      --
Inventory                                      16,358                16,358                                      6,205       22,563
Investment account borrowings                  (3,089)               (3,089)                        3,089                      --
Other current liabilities                      29,883     7,709      37,592              (1,407)                (6,198)      29,987
Deferred income taxes                         (10,822)              (10,822)                109                             (10,713)
Other                                            --      (1,062)     (1,062)                                                 (1,062)
Net cash provided by operating activities      65,307      (249)     65,058                         3,089       (1,033)      67,114
(Gain ) loss on derivative activity-
   realized                                      --                    --                                        1,033        1,033
Net cash flow used-discontinued operations       --      (1,136)     (1,136)                                                 (1,136)
Net cash provided by investing activities      82,357    (1,136)     81,221                                      1,033       82,254
Investment account borrowings                    --                    --                          (3,089)                   (3,089)
Net change in overdrafts                         --          27          27                                                      27
Net cash used in financing activities        (135,805)       27    (135,778)                       (3,089)                 (138,867)
Net cash used in discontinued operations       (1,358)    1,358        --                                                      --

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
ACCUMULATED DEFICIT
Balance at beginning of year                 (273,445)             (273,445)              4,967                   (351)    (268,829)
Net loss                                      (33,534)              (33,534)   (15,780)   1,298                    115      (47,901)
Balance at end of year                       (306,979)             (306,979)   (15,780)   6,265                   (236)    (316,730)

Net loss                                      (33,534)              (33,534)   (15,780)   1,298                    115      (47,901)
Foreign currency translation adjustment         1,241                 1,241                                                   1,241
Minimum pension liability adj., net of tax    (34,748)              (34,748)                                                (34,748)
Comprehensive Loss                            (67,041)              (67,041)   (15,780)   1,298                    115      (81,408)

Accumulated other comprehensive loss          (35,775)              (35,775)                                                (35,775)

Stockholders' equity                          213,861               213,861    (15,780)   6,267                   (238)     204,110

RESTATEMENT OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

      The Company has  restated its  previously  issued  unaudited  consolidated financial  statements for the quarters  ended March 31, 2004,  June 30, 2004 and
September 30, 2004 (the "Interim Restatement").  The Interim Restatement will be given full effect in the  financial  statements  to be included in the Company's
Quarterly  Report on Form 10-Q for the quarters  ended March 31, 2005,  June 30,
2005 and September 30, 2005, when they are filed. See Note 19 for details of the restatements  in each of the  respective  2004  quarters.  The Company  does not intend to file restated  financial  statements  for the quarters ended March 31,
June 30 and September 30, 2003; however,  the Company has restated the quarterly
2003 financial information included in Note 19.

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
Financial   Accounting   Standards   No.  123,   "Accounting   for   Stock-Based
Compensation," ("SFAS 123"), to stock-based employee compensation.

(in thousands - except per share data)
                                                       2004            2003            2002
                                                   -----------      ----------      ----------
                                                                   (as Restated)   (as Restated)
Net loss, as reported
applicable to common shareholders                   $(159,868)      $(179,348)      $ (67,125)

Add: Compensation Expense                                  66              99               0

Deduct: total stock-based employee
               compensation expense determined
               under fair-value based method
               for all awards                             473             710             470
                                                    ---------       ---------       ---------

Pro forma net loss                                  $(160,275)      $(179,959)      $ (67,595)
                                                    =========       =========       =========

Loss per share:
     Basic and diluted - as reported                $  (29.38)      $  (33.35)      $  (12.61)
     Basic and diluted - Pro forma                  $  (29.45)      $  (33.47)      $  (12.69)

      The  pro-forma  amounts  and the  fair  value  of each  option  grant  are estimated on the date of grant using the Black-Scholes option-pricing model. The
following   weighted-average   assumptions   were  used  in  the   Black-Scholes
calculation:  expected volatility of 104.2% in 2004, 98.6% in 2003, and 80.4% in
2002;  risk-free  interest rate of 3.4% in 2004, 2.4% in 2003, and 3.1% in 2002, an expected life of 5 years and a dividend yield of zero.

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
except  as  explicitly  provided  in the Plan.  Preferred  stock  dividends  and interest on WHX's debt of $11.7 million from March 7, 2005 to July 29, 2005 were not recorded while WHX was being reorganized in Chapter 11,and were not included as a claim of the bankruptcy proceedings.

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

NOTE 3 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      On September 29, 2006, the Financial  Accounting  Standards Board ("FASB")
issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other
Postretirement  Plans (SFAS  158") which  amends SFAS 87 and SFAS 106 to require recognition  of the  overfunded  or  underfunded  status  of  pension  and other postretirement  benefit plans on the balance  sheet.  Under SFAS 158,  gains and losses,  prior service costs and credits,  and any remaining  transition amounts under  SFAS 87 and SFAS  106 that  have  not yet  been  recognized  through  net periodic  benefit cost will be recognized  in  accumulated  other  comprehensive income,  net of tax  effects,  until they are  amortized  as a component  of net periodic  cost.  SFAS 158 is effective  for  publicly-held  companies for fiscal years ending after  December 15, 2006.  WHX  Corporation  will adopt the balance sheet recognition  provisions of SFAS 158 at December 31, 2006. For illustrative purposes,  we have  considered  the impact of these  provisions  at December 31,
2005,  our most  recent  measurement  date.  At that  time,  our  balance  sheet reflected a reduction in stockholders'  equity of approximately  $65 million due to our defined benefit pension and other  postretirement  benefit plans. The new provisions  of SFAS 158 would have  resulted  in  additional  reductions  to WHX
Corporation's  shareholders' equity of $1.1 million and $5.0 million at December
31, 2005 and 2004,  respectively.  The Statement  does not affect the results of operations.

      In September 2006, the FASB issued SFAS No.157,  "Fair Value Measurements"
SFAS No. 157 defines fair value,  establishes  a framework  for  measuring  fair value in accordance with accounting  principles generally accepted in the United
States, and expands  disclosures about fair value  measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting  pronouncements that require or permit fair value  measurements.  The provisions  of SFAS No. 157 are  effective  for  fiscal  years  beginning  after

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

      As part of the WPC POR, the Company  agreed to make certain  contributions
(the  "WHX   Contributions")   to  the  reorganized   company.   Under  the  WHX
Contributions,  the Company  forgave the repayment of its claims against the WPC
Group of  approximately  $39.0  million and,  additionally,  contributed  to the reorganized company $20.0 million of cash, for which the Company received a note in the amount of $10.0  million.  The note was fully  reserved upon receipt.  On
March 6, 2003, the PBGC published its Notice of Determination  ("Notice") and on
March 7, 2003  filed a Summons  and  Complaint  ("Complaint")  in United  States
District  Court for the Southern  District of New York  seeking the  involuntary termination of the WHX Pension Plan (the "WHX Plan"),  a defined benefit pension plan  sponsored  by the Company  that  provides  pension  benefits to active and retired  employees  of WHX and H&H and  certain  benefits  to active and retired employees of members of the WPC Group.  WHX filed an answer to this complaint on
March 27, 2003,  contesting  the PBGC's  action.  On July 24, 2003,  the Company entered into an agreement among the PBGC, WPC, WPSC, and the United Steelworkers of America,  AFL-CIO-CLC  ("USWA") in settlement of matters relating to the PBGC
V. WHX CORPORATION,  Civil Action No. 03-CV-1553,  in the United States District
Court for the Southern District of New York ("Termination Litigation"), in which the PBGC was seeking to  terminate  the WHX Plan.  Under the  settlement,  among other things, WHX agreed (a) that the WHX Plan, as it is currently  constituted, is a single employer pension plan, (b) to contribute funds to the WHX Plan equal to moneys spent (if any) by WHX or its  affiliates  to purchase WHX 10.5% Senior
Notes ("Senior Notes") in future open market  transactions,  and (c) to grant to the PBGC a pari passu security  interest of up to $50.0 million in the event WHX obtains any future  financing  on a secured  basis or provides  any  security or collateral for the Senior Notes.

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

      In connection  with past collective  bargaining  agreements by and between the WPC Group and the USWA,  the WPC Group  was  obligated  to  provide  certain medical  insurance,  life insurance,  disability and surviving spouse retirement benefits to retired employees and their dependents ("OPEB Obligations"). WHX was not a signatory to any of those  agreements.  However,  WHX had  previously  and separately  agreed  to  be  contingently  liable  for  a  portion  of  the  OPEB
Obligations.  WHX's contingent obligation would have been triggered in the event that the WPC Group  failed to satisfy  its OPEB  Obligations.  WHX's  contingent obligation  was  limited  to  25%  of the  Accumulated  Post-Retirement  Benefit
Obligation with respect to the WPC Group's employees and retirees represented by the USWA.  WPC's total OPEB  Obligation  at January 1, 2003 was  estimated to be
$314.1  million.  WHX has  estimated  that  approximately  85% of employees  and retirees  entitled to such OPEB  Obligations  are  represented by the USWA. As a result of the  consummation of the WPC POR, WHX's  contingent  liability for the
OPEB Obligation was eliminated.

      As a  result  of the  consummation  of the WPC POR  and  the  related  WHX
Contributions, the remaining balance in the loss in excess of investment account of $0.5 million was reversed into income in the third quarter of 2003.

NOTE 5   BUSINESS RESTRUCTURING CHARGES

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

      The Company received $8.0 million in 2003 for the sale of certain property associated with the Fairfield facility. The Company recorded a $3.9 million loss on the sale of property in 2003. In  connection  with this sale of the Fairfield
facility  the  Company  was   responsible   for  demolition  and   environmental
remediation of the site, the estimated cost of which was included in the loss on sale  recorded  in 2003.  H&H  determined  that an  increase  in the reserve for environmental  remediation was needed in the amount of $28.3 million,  which was recorded in the fourth quarter of 2004. This change in reserve was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  These additional  costs are included in environmental  remediation expense.  The Company retains title to a parcel of land adjacent to the property sold in 2003.  This parcel is classified  as other  non-current  assets,  in the amount of $2.0 million, on the consolidated  balance sheets at December 31, 2004 and 2003.

      The following table represents the activity of the restructuring reserve:

                                         Reserve                                       Reserve
                                         Balance                                       Balance
                                       December 31,              Cost                December 31,
(In Thousands)                             2001     Expense    Incurred   Adjustment     2002
                                        --------   --------    --------   ---------- ------------
Employee separation and related costs   $   --     $  6,636    $ (5,278)   $   --     $  1,358

Facility closing and refining costs         --        4,743      (3,626)       --        1,117

Contractual obligations                     --          625        (488)       --          137
                                        --------   --------    --------    --------   --------

                                        $   --     $ 12,004    $ (9,392)   $   --     $  2,612
                                        ========   ========    ========    ========   ========

                                         Reserve                               Reserve
                                         Balance                               Balance
                                       December 31,    Cost                  December 31,
                                           2002      Incurred    Adjustment      2003
                                       ------------  --------    ----------  ------------
(in thousands)

Employee separation and related costs   $ 1,358      $  (882)     $  (476)     $  --

Facility closing and refining costs       1,117       (1,622)         505         --

Contractual obligations                     137          (63)         (74)        --
                                        -------      -------      -------      -------
                                        $ 2,612      $(2,567)     $   (45)     $  --
                                        =======      =======      =======      =======

      In September  2002,  the Company  decided to exit certain of its stainless steel wire  activities.  The affected  operations  were at H&H's  facilities  in
Liversedge,  England and  Willingboro,  NJ. The decision to exit these operating activities resulted in restructuring  charges of $8.0 million in the second half of 2002.  The  components of the  restructuring  charges  were:  $2.8 million in employee  separation  expenses  (approximately  121 employees,  all of whom were terminated  by June 30,  2003),  $4.8 million for the  write-down  of production supplies  and  consumables  and  facility  closing  costs,  and $0.4  million in contractual  obligations.  An additional  $1.2 million of associated  costs were incurred  during  2003.  Such  costs  are  not  included  in the  aforementioned restructuring charge. As of December 31, 2003, the Company received $1.4 million for the sale of the Liversedge, England property and $1.3 million on the sale of the Willingboro, NJ property.

      The following table represents the activity of this restructuring reserve:

                                         Reserve                                       Reserve
                                         Balance                                       Balance
                                       December 31,              Cost                December 31,
(In Thousands)                             2001     Expense    Incurred   Adjustment     2002
                                        --------   --------    --------   ---------- ------------

Employee separation and related costs   $  --      $ 2,770     $(1,573)    $  --      $ 1,197

Facility closing costs                     --        4,833      (3,592)       --        1,241

Contractual obligations                    --          387         (13)       --          374
                                        -------    -------     -------     -------    -------
                                        $  --      $ 7,990     $(5,178)    $  --      $ 2,812
                                        =======    =======     =======     =======    =======

                                         Reserve                               Reserve
                                         Balance                               Balance
                                       December 31,    Cost                  December 31,
                                           2002      Incurred    Adjustment      2003
                                       ------------  --------    ----------  ------------
(in thousands)

Employee separation and related costs   $ 1,197      $(1,121)     $   (76)     $  --

Facility closing costs                    1,241       (1,592)         351         --

Contractual obligations                     374         (144)        (230)        --
                                        -------      -------      -------      -------

                                        $ 2,812      $(2,857)     $    45      $  --
                                        =======      =======      =======      =======

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

      As a result of the sale, the consolidated financial statements and related notes for 2002 reflect Unimast as a discontinued operation.

      Operating results of discontinued operations were as follows:

                                              Year Ended
                                         December 31, 2002 (a)
                                         ---------------------
(in thousands)

Net sales                                     $ 150,997

Operating income                                 17,652

Interest/ other income (expense)                   (806)

Income taxes                                      6,245

Net income                                       10,601

(a) Seven month period ended 07/31/2002.

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

      As  discussed  in  Note  4,  WPC  Group  employees  ceased  to  be  active participants  in the WHX Pension  Plan  effective  July 31, 2003 and as a result such  employees no longer accrued  benefits under the WHX Plan.  Pursuant to the provisions of SFAS 88, this event  constituted a curtailment of the WHX Plan and
required   WHX  to  revalue   the  pension   liability   as  of  July  31,  2003
("re-measurement date"). The curtailment resulted in a pre-tax,  non-cash charge to income of $36.6 million in the third quarter of 2003.

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

Pension Plan.  When these  participants  become  eligible for benefits under the
Plan,  their  vested  balances in the RSP Plan become  assets of the WHX Pension
Plan. Aggregate account balances held in trust in individual employees' accounts totaled  $115.9  million  and $109.4  million  at  December  31,  2004 and 2003, respectively  Such individual  account balances can only be utilized to fund all or a portion of the respective  individual's gross pension benefit as determined by the defined benefit plan's benefit  formula.  These assets cannot be utilized to fund any of the net  benefit  that is the basis for  determining  the defined benefit plan's benefit obligation at December 31, 2004.

      The  Company's  funding  policy is to  contribute  annually an amount that satisfies the minimum funding standards of ERISA. Prior to 2004, the Company had not been required to make any such  contributions due to the plan's fully funded status. The Company contributed $6.0 million to the WHX Pension Plan in 2004. As more fully  described in Note 1a, in 2006, the Company  applied to the IRS for a funding waiver with respect to the WHX Pension Plan.

      In addition to the WHX Pension  Plan,  H&H provided  pension  coverage for employees of its former U.K. subsidiary through a separate plan governed by U.K.
statutory requirements.  In 2004, H&H liquidated its former U.K. subsidiary with no further obligation to contribute to its pension plan.

      The  measurement  date for plan  obligations  is December 31. The discount rate is the rate at which the plan's  obligations  could be effectively  settled and is based on high-quality bond yields as of the measurement date.

The following table presents a  reconciliation  of beginning and ending balances of the projected benefit obligation.

                                           Domestic Plan               Foreign Plan
                                     -----------------------     -----------------------
                                        2004          2003          2004           2003
                                     ---------     ---------     ---------     ---------
                                                         (In Thousands)

Benefit obligation at January 1      $ 388,464     $ 372,767     $  10,405     $  10,026

Service cost                               978         4,182          --             250

Interest cost                           24,326        22,128          --             563

Actuarial (gain)/loss                   30,101         2,227          --            (252)

Benefits paid                          (41,267)      (36,943)         --            (817)

Plan amendments - implementation           820           376          --            --

Curtailments                              --         (28,426)         --            (392)

Special termination benefits              --          11,472          --            --

Liquidation of subsidiary                 --            --         (10,405)        1,027

Transfers from RSP                       6,764        40,681          --            --
                                     ---------     ---------     ---------     ---------
Benefit obligation at December 31    $ 410,186     $ 388,464     $    --       $  10,405
                                     =========     =========     =========     =========

The following table presents the beginning-of-year  and end-of-year  accumulated benefit obligation.

                                                     Domestic Plan           Foreign Plan
                                                  -------------------    --------------------
                                                    2004       2003        2004        2003
                                                  --------   --------    --------    --------
                                                                 (In Thousands)

Accumulated benefit obligation at January 1       $386,990   $367,544    $ 10,405    $  9,325
Accumulated benefit obligation at December 31      408,852    386,990        --        10,405

The following  table  presents  weighted-average  assumptions  used to determine benefit obligations at December 31,

                                   Domestic Plan     Foreign Plan
                                  ---------------    --------------
                                  2004      2003     2004     2003
                                  ---------------    --------------
Discount rate                     5.75%     6.25%     N/A     5.60%

Rate of compensation increase     4.00%     4.00%     N/A     3.80%

The following table presents a  reconciliation  of beginning and ending balances of the fair value of plan assets.

                                                 Domestic Plan              Foreign Plan
                                           -----------------------   -----------------------
                                              2004         2003         2004         2003
                                           ----------   ----------   ----------   ----------
                                                             (in thousands)

Fair value of plan assets at January 1     $ 339,310    $ 304,137    $   5,807    $   5,386
Actual returns on plan assets                 32,543       31,435         --            645
Benefits paid                                (41,267)     (36,943)        --           (817)
Company contributions                          6,024         --           --             21
Liquidation of subsidiary                       --           --         (5,807)        --
Foreign currency exchange rate changes          --           --           --            572
Transfers from RSP                             6,764       40,681         --           --
                                           ---------    ---------    ---------    ---------
Fair value of plan assets at December 31   $ 343,374    $ 339,310    $    --      $   5,807
                                           =========    =========    =========    =========

Funded status                              $ (66,812)   $ (49,154)   $    --      $  (4,598)
Unrecognized prior service cost                1,450          715         --           --
Unrecognized actuarial (gain)/loss            46,576       21,072         --          4,396
Unrecognized transition obligation              --           --           --             42
                                           ---------    ---------    ---------    ---------
Net amount recognized                      $ (18,786)   $ (27,367)   $    --      $    (160)
                                           =========    =========    =========    =========

      Employer  contributions  consist of funds paid from employer assets into a qualified pension trust account.

      WHX's domestic pension plan weighted-average asset allocations at December
31, 2004 and 2003, by asset category, are as follows:

                                    Plan Assets
                                2004            2003
                                ----            ----
ASSET CATEGORY
Equity Securities                39%             41%
Debt Securities                   8%              9%
Convertible Securities            8%             11%
Cash                              1%              1%
Other (Hedge Funds)              44%             38%
                                ----            ----
   Total                        100%            100%
                                ====            ====

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

                                             Domestic Plan              Foreign Plan
                                         -----------------------------------------------------
                                           2004          2003          2004          2003
                                         -----------------------------------------------------
         (in thousands)                              (as Restated)               (as Restated)

Accrued pension liability                $(18,786)     $(27,367)     $   --        $   --
Additional minimum pension liability      (46,692)      (20,314)         --          (4,598)
Intangible pension asset                    1,450           716          --              42
Accumulated other comprehensive income     45,242        19,598          --           4,396
                                         --------      --------      --------      --------
Net liability recognized                 $(18,786)     $(27,367)     $   --        $   (160)
                                         ========      ========      ========      ========

The following table presents the components of net periodic pension cost.

                                                                   Domestic Plan                         Foreign Plan
                                                    ---------------------------------------- -------------------------------------
                                                         2004          2003        2002           2004       2003        2002
                                                    ---------------------------------------- -------------------------------------
                                                    (In thousands)

Service cost                                           $    978      $  4,182    $  6,472       $   --     $    250    $    211
Interest cost                                            24,326        22,129      23,551           --          563         536
Expected return on plan assets                          (27,947)      (24,590)    (28,346)          --         (383)       (461)
Amortization of prior service cost                           86         3,393       5,769           --                     --
Recognized actuarial (gain)/loss                           --            --          --             --          279        --
Amortization of unrecognized transition obligation                                                  --            4           4
                                                       --------      --------    --------       --------   --------    --------
                                                         (2,557)        5,114      7,446                       713         290
                                                       --------      --------    --------       --------   --------    --------
Curtailment (gain)/loss                                    --   (a)    36,629        --             --         --          --
Special termination benefit charge                         --   (a)    11,472        --             --         --          --
                                                       --------      --------    --------       --------   --------    --------
                                                       $ (2,557)     $ 53,215    $  7,446       $   --     $    713    $    290
                                                       ========      ========    ========       ========   ========    ========

(a) $36,629 curtailment loss and $11,472 special termination benefit charge relate to the exclusion of Wheeling-Pittsburgh Steel
    Corporation as a participating employer in the qualified pension as of July 31, 2003.

The following table presents weighted-average  assumptions used to determine net periodic benefit cost for years ended December 31,

                                             Domestic Plan                          Foreign Plan
                                   --------------------------------     ----------------------------------
                                     2004        2003        2002         2004          2003        2002
                                   --------------------------------     ----------------------------------

Discount rate                        6.25%       6.75%(a)    7.25%         N/A          5.60%       5.60%
Expected return on assets            8.50%       8.50%       9.25%         N/A          7.00%       7.00%
Rate of compensation increase        4.00%       4.00%       4.00%         N/A          3.40%       3.40%

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

      The estimated  minimum  funding  requirements  for the WHX Pension Plan in
2005,  2006, 2007, 2008 and through 2011 are $15.5 million,  $5.1 million,  $2.7 million,  $0.0, and $16.7 million  respectively.  Cash funding  requirements are developed annually from actuarial valuations in accordance with ERISA.  Inherent in  these  valuations  are  assumptions  including  discount  rates,  mortality, retirement,  turnover  and  expected  long-term  rates of return on plan assets.
Material  changes in cash  funding  requirements  may occur in the future due to changes in these  assumptions or if certain  assumptions  are not realized.  The
Company  does  not  have  funds  available  to make  the  2006  minimum  funding requirements.  The Company  applied to the IRS for a funding waiver for the 2005 and the 2006 plan years, but subsequently withdrew its request for the 2006 plan year. See Note 20-Subsequent Events,

BENEFIT PAYMENTS

      Estimated  future benefit payments for the WHX Pension Plan are as follows
(in thousands):

                  2005         $ 32,875
                  2006           34,523
                  2007           32,625
                  2008           32,310
                  2009           32,067
             2010-2014          183,795

NON-QUALIFIED PENSION PLANS

      In addition to the  aforementioned  benefit plans, H&H has a non-qualified pension plan for certain  current and retired  employees.  On March 4, 2005, WHX adopted the WHX Corporation Supplemental Executive Retirement Plan, effective as of February 1, 2004, which provides for specified benefits to be paid to certain of its  employees.  The WHX Corporate  Supplemental  Executive  Retirement  Plan
(SERP)  benefits were settled as of August 5, 2005,  in accordance  with SFAS 88 and this plan was terminated on December 29, 2005.

      The measurement date for plan obligations is December 31.

The following table presents a  reconciliation  of beginning and ending balances of the projected benefit obligation for these non-qualified plans.

                                                2004            2003
                                              --------        --------
                                                   (in thousands)
Benefit obligation at January 1               $ 1,101         $ 1,100
Service cost                                      194              98
Interest cost                                     130              58
Actuarial loss                                    141             121
Plan implementation                               919            --
Benefits paid                                     (10)           (846)
Curtailment                                      --               570
                                              -------         -------
Benefit obligation at December 31             $ 2,475         $ 1,101
                                              =======         =======

The following table presents the beginning- of- year and end-of-year accumulated benefit obligation. (In thousands):
                                                   2004     2003
                                                  ---------------
Accumulated benefit obligation at January 1       $  553   $  814
Accumulated benefit obligation at December 31      1,060      553

The following  table  presents  weighted-average  assumptions  used to determine benefit obligations at December 31:

                                    ------        ------
                                     2004          2003
                                    ------        ------

Discount rate                        5.75%         6.25%
H&H rate of compensation increase    5.00%         5.00%
WHX rate of compensation increase    4.00%         4.00%

The funded  status of the  plans,  reconciled  to the  amounts  reported  on the balance sheets as of December 31 follows:

                                      2004       2003
                                    --------   --------
                                      (in thousands)

Projected benefit obligation        $(2,475)   $(1,101)
Fair value of assets                   --         --
                                    -------    -------
Funded status                        (2,475)    (1,101)
Unrecognized prior service cost       1,068        232
Unrecognized loss                       166         26
                                    -------    -------
Net amount recognized               $(1,241)   $  (843)
                                    =======    =======

The following table presents the amounts recognized in the consolidated  balance sheets for these non-qualified plans as of December 31:

                                           2004       2003
                                         --------   --------
                                           (in thousands)

Accrued pension liability                $(1,241)   $  (843)
Additional minimum pension liability        (310)      --
Intangible pension asset                     310       --
Accumulated other comprehensive income      --         --
                                         -------    -------
Net liability recognized                 $(1,241)   $  (843)
                                         =======    =======

The following table presents the components of net periodic pension cost for the non-qualified pension plans.

                                         2004    2003     2002
                                        ------  ------   ------
                                             (in thousands)

Service cost                            $ 194   $  98    $ 131
Interest cost                             130      58       61
Amortization of prior service cost         84      23       22
Amortization of actuarial gain (loss)    --       (16)      (8)
Special termination benefit              --       570     --
                                        -----   -----    -----
                                        $ 408   $ 733    $ 206
                                        =====   =====    =====

The following table presents weighted-average  assumptions used to determine net periodic benefit cost for years ended December 31,

                                          2004        2003        2002
                                        --------    --------    --------

Discount rate                             6.25%       6.75%       7.25%
H&H rate of compensation increase         5.00%       5.00%       5.00%
WHX rate of compensation increase         4.00%         N/A         N/A

CONTRIBUTIONS

      The non-qualified plan is not funded.  Employer contributions are equal to annual benefit payments.

BENEFIT PAYMENTS

      All WHX Supplemental Executive Retirement Plan benefits were settled as of
August 5, 2005 in  accordance  with SFAS 88.  The  settlement  payment  was $0.5 million.  The plan was later  terminated on December 29, 2005.  Estimated future benefit payments for the Handy & Harman non-qualified plan are as follows:

                      (in thousands)
                  2005               10
                  2006              389
                  2007                6
                  2008                5
                  2009                5
                  2010                5
           2011 - 2015               22

401(k) PLANS

      Certain H&H employees  participate in an H&H sponsored savings plan, which qualifies  under Section 401(k) of the Internal  Revenue Code. This savings plan allows  eligible  employees  to  contribute  from 1% to 15% of their income on a pretax basis.  H&H matches 50% of the first 3% of the  employee's  contribution.
Until  the 4th  Quarter  of 2004,  most of  H&H's  matching  contributions  were invested in shares of WHX common stock and became immediately vested.  After the
4th Quarter of 2004,  all  matching  contributions  were in cash.  The charge to operations  for the Company's  matching  contribution  amounted to $0.7 million,
$0.7 million, and $0.7 million, for 2004, 2003 and 2002, respectively.

      The number of shares of the Company's  pre-bankruptcy  filing common stock held by the H&H 401(k) plan was  465,277  and  353,734 at December  31, 2004 and
2003  respectively.  On July 21,  2005,  WHX  Corporation's  Chapter  11 Plan of
Reorganization  was  confirmed  by the U. S.  Bankruptcy  Court for the Southern
District of New York.  The Plan became  effective on July 29,  2005.  Holders of
WHX's  pre-bankruptcy  filing common stock  received no  distribution  under the
Plan.

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

                                   2004            2003
                              -------------   -------------
         (in thousands)                       (as Restated)
APBO at January 1,               $ 8,527        $ 8,633
Service cost                          61             37
Interest cost                        521            475
Actuarial loss                       596           (588)
Plan amendments                     --            1,196
Benefits paid (net)               (1,084)        (1,226)
                                 -------        -------
APBO at December 31,             $ 8,621        $ 8,527
                                 =======        =======

The above H&H other post-retirement benefit plans are unfunded.

The following  table  presents  weighted-average  assumptions  used to determine benefit obligations at December 31,

                                               2004       2003
                                              ------     ------

Discount rate                                  5.75%      6.25%
Health care cost trend rate - initial         10.00%     10.00%
Health care cost trend rate - ultimate         5.00%      5.00%
Year ultimate is reached                       2008       2007

      At December 31, 2004, the health care cost trend rate was 10.0% decreasing to an ultimate rate of 5% by the year 2008. A one  percentage  point increase in healthcare  cost  trend  rates  in each  year  would  increase  the  accumulated postretirement  benefit  obligation  as of December 31, 2004 by $0.6 million and the  aggregate of the service cost and interest  cost  components of 2004 annual expense by $47,000.  A one percentage  point  decrease in healthcare  cost trend rates  in each  year  would  decrease  the  accumulated  postretirement  benefit obligation  as of December  31, 2004 by $0.5  million and the  aggregate  of the service cost and interest cost components of 2004 annual expense by $38,000.

The following table presents the amounts recognized in the consolidated  balance sheets for this plan as of December 31:

                                       71

                                          2004          2003
                                     -------------  -------------
            (in thousands)                          (as Restated)
Funded status                           $(8,621)      $(8,527)
Unrecognized prior service cost             988         1,097
Unrecognized actuarial Loss                --            (615)
                                        -------       -------
Net amount recognized                   $(7,633)      $(8,045)
                                        =======       =======

The  following  table  presents  the  components  of net  periodic  cost for the postretirement medical benefit plans:

                                          2004         2003            2002
                                     -------------  -------------  -------------
            (in thousands)                          (as Restated)  (as Restated)
Service cost                            $    61       $    37        $    48
Interest cost                               521           475            577
Amortization of prior service cost          109            18            177
Amortization of actuarial gain              (21)         (158)           (26)
Curtailment                                --            --              280
                                        -------       -------        -------
                                        $   670       $   372        $ 1,056
                                        =======       =======        =======

Weighted average  assumptions used to determine net postretirement  cost for the three years ended December 31 were as follows:

                                               2004       2003       2002
                                             --------   --------   ---------
Discount rate                                  6.25%      6.25%      6.75%
Health care cost trend rate - initial         10.00%     10.00%     12.00%
Health care cost trend rate - ultimate         5.00%      5.00%      5.00%
Year ultimate is reached                       2007       2006       2007

CONTRIBUTIONS
      Employer  contributions  are  expected to be $1.1 million and $0.7 million for the 2005 and 2006 plan years.

BENEFIT PAYMENTS
      Expected benefit payments are as follows:

                           (in thousands)
                      2005           $ 1,129
                      2006               661
                      2007               654
                      2008               577
                      2009               542
                      2010               509
               2011 - 2015             2,342

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

      The Company has an Executive  Post-Retirement Life Insurance Program which provides for life insurance  benefits equal to three and one half times payroll, as defined for certain Company executives upon their retirement.  Under FAS 106, the Company is required to recognize in its financial  statements an annual cost and benefit  obligation  related to estimated future benefit payments to be made to its current and retired executives. Funding for these obligations are made by the Company.

The following table presents a  reconciliation  of beginning and ending balances of the Executive Life Insurance Obligation  Accumulated  Postretirement  Benefit
Obligation ("APBO"):

                                  2004          2003
                             -------------  -------------
                                            (as Restated)
                                    (in thousands)
APBO at January 1,               $ 600          $ 867
Service cost                        99            174
Interest cost                       44             70
Actuarial  loss                     99            119
Curtailment                       --             (630)
                                 -----          -----
APBO at December 31,             $ 842          $ 600
                                 =====          =====

Weighted  average  assumptions  used to determine the executive  life  insurance benefit obligations at December 31 were as follows:

                                             2004    2003    2002
                                             -----   -----   -----
          Discount rate                      5.75%   6.25%   6.75%

The following table presents the amounts recognized in the consolidated  balance sheets for this plan as of December 31:

                                  2004          2003
                             -------------  -------------
                                            (as Restated)
                                    (in thousands)
Funded status                    $(842)         $(600)
Unrecognized loss                   99           --
                                 -----          -----
Net amount recognized            $(743)         $(600)
                                 =====          =====

The  following  table  presents  the  components  of net  periodic  cost for the
Executive Life Insurance Obligation:

                               2004          2003            2002
                          -------------  -------------  -------------
                                         (as Restated)  (as Restated)
                         (in thousands)
Service cost                     $  99       $ 174          $ 123
Interest cost                       44          70             50
Curtailment                       --          (378)          --
Amortization of actuarial loss    --             3           --
                                 -----       -----          -----
                                 $ 143       $(131)         $ 173
                                 =====       =====          =====

Weighted average  assumptions used to determine the executive life insurance net periodic cost for the years ended December 31 were as follows:

                                             2004    2003    2002
                                             -----   -----   -----
          Discount rate                      6.25%   6.75%   7.25%
          Rate of compensation increase      4.00%   4.00%   4.00%

CONTRIBUTIONS

      No employer contributions were made for the 2005 plan year.

BENEFIT PAYMENTS

      Expected benefit payments are as follows:

                                  (in thousands)
                                 2005         --
                                 2006         --
                                 2007         667
                                 2008         --
                                 2009         --
                                 2010         --
                          2011 - 2015         --

NOTE 7 - INCOME TAXES

      The  provision  for (benefit  from) income taxes for the three years ended
December 31 is as follows:

                   (in thousands)                     2004            2003            2002
                                                -------------    -------------    -------------
                                                                 (as Restated)    (as Restated)
Income Taxes
Current
          Federal tax provision (benefit)          $   --          $   --          $   (814)
          State tax provision                         1,544           1,400             917
          Foreign tax provision                         426             303             376
                                                   --------        --------        --------
               Total income taxes current             1,970           1,703             479
                                                   --------        --------        --------
Deferred
          Federal tax provision (benefit)               258          11,620         (25,925)
          State tax provision (benefit)                 (64)           (226)             33
          Foreign tax provision                           8             111            --
                                                   --------        --------        --------
               Total income taxes deferred              202          11,505         (25,892)
                                                   --------        --------        --------
Income tax provision (benefit)                     $  2,172        $ 13,208        $(25,413)
                                                   ========        ========        ========

COMPONENTS OF TOTAL INCOME TAXES

Continuing operations                              $  2,172        $ 13,208        $(25,413)
Discontinued operations                                --              --            13,131
                                                   --------        --------        --------
Income tax provision (benefit)                     $  2,172        $ 13,208        $(12,282)
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

DEFERRED INCOME TAX SOURCES
                                                           2004             2003
                                                       -------------    -------------
              (in thousands)                                            (as Restated)

ASSETS
Postretirement and postemployment employee benefits      $  2,872        $  3,282
Net operating loss carryforwards                           40,594          37,504
Capital loss carryforward                                   1,394            --
Additional minimum pension liability                       15,791           8,410
Minimum tax credit carryforwards                            1,850           1,850
Inventory                                                     400             477
Pension                                                     6,575           9,578
Environmental costs                                        10,731            --
Accrued expenses                                            3,330           1,964
Miscellaneous other                                           342             319
                                                         --------        --------
Deferred tax assets                                        83,879          63,384
                                                         --------        --------

LIABILITIES
Property plant and equipment                               (4,116)         (9,191)
Intangible assets                                          (1,358)         (1,100)
State income taxes                                           (583)           (647)
Foreign - net                                                (119)           (111)
                                                         --------        --------
Deferred tax liability                                     (6,176)        (11,049)
Valuation allowance                                       (79,763)        (54,193)
                                                         --------        --------
Net deferred income tax liability                        $ (2,060)       $ (1,858)
                                                         ========        ========

      Net  deferred  tax  assets  amounting  to $79.8  million  have been  fully reserved  since,  in the opinion of management,  it is more likely than not that such tax benefits will not be realized in future  periods.  Included in deferred tax assets at December  31, 2004 are federal net  operating  loss  carryforwards
(NOL's) of $116.0 million.  These NOL's expire between 2005 and 2024. Management performs a  periodic  evaluation  of  deferred  tax  assets and will  adjust the valuation allowance as circumstances  warrant.  Also included in deferred income tax assets is a capital loss  carryforward of $4.0 million related  primarily to the sale of the WPC $10.0 million note.

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

      Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries.  These earnings have been permanently  reinvested,  and the Company  does not plan to initiate  any action  that would  precipitate  the payment of income taxes thereon.  As of December 31, 2004 and 2003 , the Company had $3.8  million  and $3.5  million,  respectively,  of  undistributed  foreign earnings.

      Total  state  and  foreign  income  taxes  paid in 2004,  2003 and 2002 by continuing  operations  were  $1.0  million,  $0.5  million,  and $0.2  million, respectively.

      As of December 31, 2004, for Federal  income tax purposes,  the statute of limitations for audit by the Internal  Revenue Service ("IRS") is open for years
2001 through 2004.  Management believes it has adequately provided for all taxes on income.

      The  provision  for  income  taxes  differs  from the amount of income tax determined by applying the applicable U.S.  statutory Federal income tax rate to pretax income as follows:

                                                                             Year Ended December 31
                                                                   2004               2003               2002
                                                             ------------------------------------------------------
                                                                                 (as Restated)      (as Restated)
                                                             ------------------------------------------------------
                                                                                 (in thousands)

                                                                ---------          ---------          ---------
Loss from continuing operations before taxes                    $(138,272)         $(146,716)         $ (54,647)
                                                                =========          =========          =========

Tax benefit at statutory rate                                   $ (48,395)         $ (51,351)         $ (19,126)
Increase (decrease)  in tax due to:
         Equity earnings of foreign affiliates                        (44)               (34)               (34)
         Equity in loss of WPC                                       --                 --                7,000
         Non deductible goodwill impairment charge                 27,926             23,570              6,528
         State income tax, net of Federal effect                      940                684                596
         Increase in valuation allowance                           24,958             46,999              3,000
         Sale of WPC note                                          (3,500)              --                 --
         Net effect of foreign tax rate                               114                179                456
         Benefit of current year losses of
           non-consolidated subsidiary (WPC)                         --               (7,095)           (16,662)
         Benefit of net operating loss carryforwards of
           non-consolidated subsidiary (WPC)                         --                 --               (4,520)
         Recognition of AMT credit                                   --                 --               (1,655)
         Other                                                        173                256               (996)
                                                                ---------          ---------          ---------
Tax provision                                                   $   2,172          $  13,208          $ (25,413)
                                                                =========          =========          =========

      The WPC Group was included in the  consolidated  Federal income tax return of WHX  through  August 1,  2003,  after  which the WPC Group  filed a  separate
Federal income tax return.

NOTE 8 - OTHER CURRENT ASSETS

      In the first  quarter of 2003 the Company  purchased an aircraft for $19.3 million,  which it sold in the  first  quarter  of 2004 for $19.3  million.  The aircraft is  included  in other  current  assets on the  Company's  consolidated balance sheet at December 31, 2003.

NOTE 9 - INVENTORIES

                                                                               December 31
                                                                           2004            2003
                                                                       ------------    -------------
                                                                             (in thousands)

Finished products                                                        $ 19,101        $ 14,938
In-process                                                                  8,135           7,992
Raw materials                                                              23,997          17,290
Fine and fabricated precious metal in various stages of completion         17,092           1,575
                                                                         --------        --------
                                                                           68,325          41,795
LIFO reserve                                                                 (284)            (13)
                                                                         --------        --------
                                                                         $ 68,041        $ 41,782
                                                                         ========        ========

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

      Certain  customers and suppliers of the H&H Precious  Metal Segment choose to do business on a "toll" basis.  Such customers and suppliers furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier.  When the  customer's  precious  metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this toll precious  metal is not included in the Company's  balance  sheet.  Up until
March 2004,  the Company  maintained a consignment  arrangement  with respect to most of its  precious  metal  inventory.  Consequently,  to the extent  that the quantity of customer  and supplier  precious  metal,  as well as precious  metal owned by the Company,  did not meet  operating  needs,  the Company would either consign or buy precious metal. At December 31, 2003,  1,605,000 ounces of silver and 14,617 ounces of gold were  consigned to the Company under this  consignment facility. The weighted-average  consignment rates under the Consignment Facility for  gold  were  4.75%  and  2.0%  per  annum at  December  31,  2003 and  2002, respectively, and for silver, were 4.58% and 2.1% per annum at December 31, 2003 and 2002,  respectively,  based on the  market  value of the  related  consigned precious metal.  This consignment  facility was terminated on March 30, 2004 and
H&H purchased approximately $15.0 million of precious metal.

The  following  table  summarizes  customer  toll and H&H owned  precious  metal quantities:

                                                         December 31
                                            ----------------------------------
   Silver ounces:                                2004                 2003
                                            -------------         ------------
  Customer metal                                 124,000              136,000
  H&H owned metal                                    1,347,900                 --
  On consignment                                    --              1,605,000
                                               ---------            ---------
        Total                                  1,471,900            1,741,000
                                               =========            =========

Gold ounces:
  Customer metal                                   1,347                2,793
  H&H owned metal                                 14,617                 --
  On consignment                                    --                 14,617
                                               ---------            ---------
        Total                                     15,964               17,410
                                               =========            =========

Palladium ounces:
  Customer metal                                   1,296                  936
                                               =========            =========

Supplemental inventory information:                      December 31
                                            ----------------------------------
                                                 2004                 2003
                                            -------------         ------------
                                              (in thousands, except per ounce)
Precious metals stated at LIFO cost          $    16,808           $    1,562
Market value per ounce:
   Silver                                    $      6.845          $    5.960
   Gold                                      $    435.60           $   416.70
   Palladium                                 $    184.00           $   193.00

NOTE 10 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:
                                                         December 31
                                            ----------------------------------
                                                 2004                 2003
                                            -------------         ------------
                                                      (in thousands)
Land                                         $     8,562           $     8,512
Buildings, machinery and equipment               151,861               159,385
Construction in progress                           6,156                 4,790
                                             -----------           -----------
                                                 166,579               172,687
Accumulated depreciation and amortization         78,525                68,464
                                             -----------           -----------
                                             $    88,054           $   104,223
                                             ===========           ===========

      Depreciation  expense for continuing  operations for the years 2004,  2003 and 2002 was $13.8  million,  $14.1  million  and $20.1  million,  respectively.
Included  in  depreciation  expense  in  2002  is $3.4  million  in  accelerated depreciation on equipment,  related to the exit of certain  stainless steel wire activities. See Note 6.

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

      In July 2001, the FASB issued Statement of Financial  Accounting Standards
Nos. 141 and 142, "Business  Combinations"  ("SFAS 141") and "Goodwill and Other
Intangible Assets" ("SFAS 142"),  respectively.  SFAS 141 supersedes  Accounting
Principles Board Opinion No. 16, "Business  Combinations."  The most significant changes  made by SFAS  141  are:  (1)  requiring  that the  purchase  method  of accounting be used for all business combinations  initiated after June 30, 2001,
(2)  establishing  specific  criteria for the  recognition of intangible  assets separately from goodwill,  and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain, instead of being amortized.

      SFAS  142  supersedes   Accounting   Principals   Board  Opinion  No.  17,
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

      Effective  January 1, 2002, the Company adopted the provisions of SFAS 142 and changed its accounting accordingly. As a result of the adoption of SFAS 142;
the Company did not record amortization expense for existing goodwill during the year ending  December  31,  2002.  Any  intangible  assets  acquired or goodwill arising from transactions after June 30, 2001 is subject to the amortization and non-amortization  provisions  of SFAS 141 and SFAS 142.  The Company  recorded a
$41.1 million non-cash goodwill impairment charge relating to the H&H Wire Group
($32.5 million) and a reporting unit in the Company's Engineered Materials Group
($8.6  million) as of the date of adoption  in the first  quarter of 2002.  This charge is shown as a  cumulative  effect of an  accounting  change.  The Company recorded  these  charges  because the fair value of these  reporting  units,  as determined  by estimated  cash flow  projections,  were less than the  reporting units' carrying value.

      Goodwill consisted of the following at December 31, 2004, 2003, and 2002:

The changes in the  carrying  amount of goodwill by  reportable  segment for the year ended December 31, 2004 were as follows:

(in thousands)
                                              Precious        Wire &       Engineered
                                               Metals         Tubing        Materials       Total
                                            -------------   ------------   ------------   -----------

Balance as of January 1, 2004                $  45,630       $  36,404       $  47,551    $ 129,585

Impairment loss                                (45,630)        (34,158)           --        (79,788)

Pre acquisition foreign NOL utilized              --              (351)           --           (351)
                                             ---------       ---------       ---------    ---------

Balance at December 31, 2004                 $    --         $   1,895       $  47,551    $  49,446
                                             =========       =========       =========    =========

      The changes in the carrying  amount of goodwill by reportable  segment for the year ended December 31, 2003 were as follows:

(in thousands)
                                              Precious        Wire &       Engineered
                        (as Restated)          Metals         Tubing        Materials       Total
                                            -------------   ------------   ------------   -----------

Balance as of January 1, 2003                $  83,992       $  65,598       $  47,551    $ 197,141

Impairment loss                                (38,362)        (28,981)           --        (67,343)

Pre acquisition foreign NOL utilized              --              (213)           --           (213)
                                             ---------       ---------       ---------    ---------

Balance at December 31, 2003                 $  45,630       $  36,404       $  47,551    $ 129,585
                                             =========       =========       =========    =========

      The changes in the carrying  amount of goodwill by reportable  segment for the year ended  December  31,  2002 were as follows:

(in thousands)
                                              Precious        Wire &       Engineered
                        (as Restated)          Metals         Tubing        Materials       Total
                                            -------------   ------------   ------------   -----------

Balance as of January 1, 2002                $ 102,643       $  98,587       $  52,972    $ 254,202

Cumulative effect of accounting change                         (32,535)         (8,594)     (41,129)

Additions                                                                        3,173        3,173

Impairment loss                                (18,651)           --                        (18,651)

Pre acquisition foreign NOL utilized              --              (454)           --           (454)
                                             ---------       ---------       ---------    ---------

Balance at December 31, 2002                 $  83,992       $  65,598       $  47,551    $ 197,141
                                             =========       =========       =========    =========

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

      In addition to the  aforementioned  cumulative effect upon the adoption of
SFAS 142 in 2002, the Company also recorded an $18.7 million  non-cash  goodwill impairment charge relating to the precious metal plating business as a result of its annual goodwill impairment review.. The Company recorded this charge because the fair value of this  reporting  unit, as  determined  by estimated  cash flow projections, was less than the reporting units' carrying value.

      As of December  31, 2004 and 2003,  the Company had $0.5  million and $0.8 million,  respectively,  of other intangible  assets,  which will continue to be amortized over their remaining useful lives ranging from 3 to 17 years.

NOTE 12 - DEBT

Debt at December 31, 2004 and 2003 is as follows:

                                             Year Ended December 31
                                            ------------------------
                                               2004         2003
                                            ------------------------
                                                   (in thousands)

WHX Senior Notes due 2005, 10 1/2%           $ 92,820       $ 92,820
H&H Senior Secured Credit Facility               --          129,080
H&H Credit Facility - Term Loan A              19,301           --
H&H Term Loan - Term Loan B                    71,000           --
Other H&H debt                                  6,535          7,500
                                             --------       --------
                                              189,656        229,400
Less portion due within one year              183,629         40,056
                                             --------       --------
Total long-term debt                         $  6,027       $189,344
                                             ========       ========

      The  fair  value  of the  above  debt at  December  31,  2004 and 2003 was
$185,015 and $205,092, respectively. Fair value of the Senior Notes was based on trading in the public  market.  The fair value of the  remaining  long term debt approximates its carrying cost due to variable interest rates.

      With the  exception  of Other H&H debt,  all debt has been  classified  as current  as of  December  31,  2004  due  to  noncompliance  with  certain  debt covenants.  Should the debt holders choose not to demand payments as a result of noncompliance  with certain  covenants,  long term debt  maturing in each of the next five years is as follows:  2005 $96,918;  2006 $4,101;  2007 $83,630;  2008
$515; 2009 $517; 2010 and thereafter $3,975.

      A summary  of the  financial  agreements  at  December  31,  2004 and 2003 follows:

WHX CORPORATION 10 1/2% SENIOR NOTES DUE 2005

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
million.

HANDY & HARMAN SENIOR SECURED CREDIT FACILITY

      H&H entered into the $300.0 million Senior Secured Credit Facility in 1998 with Citibank,  N.A., as agent. Interest under this facility was calculated at a rate  determined  either  using  the  Citibank  prime  rate or  LIBOR,  plus the
Applicable  Margin.  The Applicable Margin was a percentage per annum determined by reference to the total leverage ratio of H&H. The rates in effect at December
31,  2003 were LIBOR + 1.50% or LIBOR + 2.25%,  depending  on the tranche of the facility.  Borrowings  outstanding  under this  facility  at  December  31, 2003 totaled $129.1  million.,  H&H refinanced the Senior Secured Credit  Facility on
March 31, 2004 and entered into new credit facilities (see below).

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
The Revolver  provided  for  interest at LIBOR plus 2.75% or the U.S.  Base rate plus 1.00%.  An  amendment  to the  facility on  December  29, 2004  lowered the margins on the Revolver to LIBOR plus 2.25% or the U.S.  Base Rate plus 0.5% The
Wachovia  Facilities mature on March 31, 2007. The Term A Loan is collateralized by eligible  equipment and real estate,  and provided for interest at LIBOR plus
3.25% or the prime rate plus 1.5%.  An amendment to the facility on December 29,
2004 lowered the margins on the Term Loan A to LIBOR plus 2.5% or the U.S.  Base
Rate plus .75%.  Borrowings under the Wachovia  Facilities are collateralized by first priority security interests in and liens upon all present and future stock and assets of H&H and its subsidiaries  including all contract  rights,  deposit accounts,  investment property,  inventory,  equipment,  real property,  and all products and proceeds  thereof.  The  principal of the Term A Loan is payable in
monthly   installments  of  $0.3  million.   The  Wachovia   Facilities  contain
affirmative,  negative,  and  financial  covenants  (including  minimum  EBITDA,
maximum  leverage,   and  fixed  charge  coverage,   and  restrictions  on  cash
distributions  that can be made to WHX).  On May 20,  2005,  H&H entered into an
amendment  to  the  Loan  and  Security   Agreement  with  Wachovia   ("Wachovia
Amendment"). The Wachovia Amendment provided for amendments to certain financial covenants,  an additional equipment loan of up to $3 million, as well as certain other terms and conditions.  On September 8, 2005, H&H entered into an amendment to the Wachovia Facilities. This amendment provides for, among other things, (i)
the  revision of the  calculation  of  components  of the  borrowing  base which results in an  increase  in  availability  and (ii) the  increase of the current outstanding amount of the Term A Loan to $22.2 million.  The amended Term A Loan originally  required  monthly  payments  of $0.3  million.  The  Term A Loan was reduced  by the  proceeds  received  from the sale of H&H's  Wire  group.  As of
September  30,  2006,  the amount  outstanding  was $13.7  million  with monthly payments of $0.2 million.  On December 31, 2004 and September 30, 2006,, H&H had
approximately  $10.1  million  and $11.7  million of funds  available  under the
Revolver.

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

      On October  30,  2006,  H&H and its bank group  amended  its  facility  to provide,  among other things, an additional $7.0 million loan upon the filing of its 2005 Annual Report on Form 10-K,  and an immediate $3.0 million of borrowing availability under its revolving credit facility

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
Historically, H&H has been able to obtain amendments to financial covenants when future  results  were not expected to comply with these  covenants.  H&H has not obtained an amendment  for these  covenant  violations,  and as a result,  is in default of the  facility.  Accordingly,  the  Company  has  classified  all debt subject to theses  covenants  as current  liabilities  in the  December 31, 2004 balance  sheet.  H&H and its bank group have  amended its facility as of October
30, 2006 to provide,  among other things,  an additional  $7.0 million loan upon the filing of its 2005 Annual Report on Form 10-K, and an immediate $3.0 million of borrowing  availability under its revolving credit facility.  H&H's revolving credit  facility also matures on March 31, 2007.  There can be no assurance that this amendment will provide H&H with the liquidity it requires,  that current or future  covenant  violations  will be waived by the banks,  or that  replacement financing will be obtained upon commercially reasonable terms, if at all.

OTHER HANDY & HARMAN DEBT

      In March  2004,  H&H's  wholly  owned  Danish  subsidiary  entered  into a financing  agreement  to replace  and repay  existing  debt that had been issued under a  multi-currency  facility  within the existing H&H Senior Secured Credit
Facilities.  The new  Danish  facilities  are with a Danish  bank and  include a revolving  credit  facility  and term  loans.  At  December  31,  2004 there was approximately  $6.5 million  outstanding  under the term loans.  At December 31,
2004, there were no borrowings under the new revolving credit facility.

RESTRICTED NET ASSETS OF SUBSIDIARIES

      As  described  above,  the prior Handy & Harman loan  agreement  contained provisions  restricting cash payments to WHX. The agreement  allowed the payment of management fees, income taxes pursuant to a tax sharing agreement and certain other  expenses.  In  addition,  dividends  could  only  be paid  under  certain conditions.  At December 31, 2004, the net  liabilities of H&H amounted to $14.3 million.

SHORT TERM DEBT

      Short term debt,  representing  borrowings under the Revolver, at December
31, 2004 and 2003 was $40,398 and -0-, respectively.

INTEREST COST

      Cash interest paid in 2004,  2003,  and 2002 was $20.1,  $17.2,  and $27.4 million,  respectively.  The Company has not  capitalized  any interest costs in
2004,  2003,  and 2002.  Weighted  average  interest  rates for the years  ended
December 31, 2004, 2003, and 2002 were 8.49%, 6.21%, and 7.29%, respectively.

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

      At  December  31,  2004  dividends  in  arrears  to Series A and  Series B
Convertible  Preferred  Shareholders  were  $35.6  million  and  $47.0  million, respectively.  At December 31, 2003, dividends in arrears to Series A and Series
B  Convertible  Preferred  Shareholders  were $27.2  million and $35.9  million, respectively.

      As previously  described,  upon emergence from  bankruptcy,  all shares of preferred stock and accrued dividends were deemed cancelled and annulled.

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
30, 2006.

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

A SUMMARY OF THE OPTION PLANS:
                                                                                                               Weighted
                                              Number of Options                                                 Average
                           1991         D&O           WPN         2001         2003              Prices          Option
                           Plan         Plan         Grant        Plan         Plan         Low        High      Price
                          -------      -------     --------      -------      -------     -------     --------  --------

Balance 1/1/02            939,885      187,222      666,667      356,667         --       $ 4.890     $ 49.875  $ 28.602
   Granted                   --           --           --         86,000         --         2.300        2.300     2.300
   Cancelled             (132,254)     (25,222)        --        (65,667)        --         4.890       49.875    25.459
                          -------      -------      -------      -------      -------
Balance 12/31/02          807,631      162,000      666,667      377,000         --         2.300       49.875    27.805
   Granted                193,255       10,000         --        198,167      160,078       2.070        3.150     2.614
   Cancelled             (524,797)     (52,000)    (333,334)     (93,667)        --         2.300       49.875    34.500
                          -------      -------      -------      -------      -------
Balance 12/31/03          476,089      120,000      333,333      481,500      160,078       2.300       49.875    14.603
   Granted                150,000       10,000         --           --           --         1.720        1.950     1.940
   Cancelled              (71,433)        --       (333,333)     (11,666)     (12,500)      1.950       39.938    23.756
                          -------      -------      -------      -------      -------
Balance 12/31/04          554,656      130,000         --        469,834      147,578       1.720       49.875     9.880
                          =======      =======      =======      =======      =======

      Options  outstanding at December 31, 2004 which were  exercisable  totaled
1,074,733  and  have  a  weighted  average  option  price  of  $11.29.   Options
outstanding  at December 31, 2004 had a  weighted-average  remaining life of 5.4 years.

      On the  Effective  Date of the Plan of  Reorganization,  all of the  above options were cancelled and annulled.

EARNINGS PER SHARE

      The  computation  of basic  earnings  per  common  share is based upon the weighted average number of shares of common stock outstanding.

      In 2004 and 2003,  the  conversion  of  preferred  stock,  the exercise of options to purchase  common stock,  and the  inclusion of non-vested  restricted common stock awards would have had an anti-dilutive effect. At December 31, 2004 and  December  31, 2003 the assumed  conversion  of  preferred  stock would have increased  outstanding shares of common stock by 5,127,914 shares. Stock options to  purchase  1,302,068  shares  and  1,571,000  shares  of  common  stock  were outstanding  during 2004 and 2003,  respectively,  but were not  included in the computation of diluted  earnings per share because the options  exercise  prices were greater  than the average  market  price of the common  shares  during such period.  At  December  31,  2004 and 2003 there were  26,667 and 53,333  shares, respectively,  of  non-vested  common stock  associated  with  restricted  stock awards. A reconciliation of the income and shares used in the earnings per share computation follows:

                                                         Year Ended December 31, 2004
                                             Income (Loss)          Shares             Per-share
                                              (Numerator)        (Denominator)          Amount
                                             -------------       -------------      -------------

                                                         (Dollars and Shares in Thousands)

Net loss                                      $(140,444)
Less: Preferred stock dividends                  19,424
                                              ---------

Basic EPS and Diluted EPS
     Loss available to common stockholders    $(159,868)             5,442             $ (29.38)
                                              =========              =====             ========

      The assumed  conversion of preferred  stock, the exercise of stock options and the effect of non-vested restricted stock awards had an anti-dilutive effect on earnings per-share in 2004.

                                                    Year Ended December 31, 2003
                                                            (As Restated)
                                              Income (Loss)     Shares       Per-share
                                               (Numerator)   (Denominator)     Amount
                                                =========      =========     =========
                                                   (Dollars and Shares in Thousands)

Net loss                                        $(159,924)
Less: Preferred stock dividends                    19,424
                                                ---------
Basic EPS and Diluted EPS
  Loss available to common stockholders         $(179,348)         5,377     $  (33.35)
                                                =========      =========     =========

      The assumed  conversion of preferred  stock, the exercise of stock options and the effect of non-vested restricted stock awards had an anti-dilutive effect on earnings per-share in 2003.

                                                    Year Ended December 31, 2002
                                                            (As Restated)
                                              Income (Loss)     Shares       Per-share
                                               (Numerator)   (Denominator)     Amount
                                                =========      =========     =========
                                                   (Dollars and Shares in Thousands)

Net loss                                        $(47,901)
Less: Preferred stock dividends                   19,224
                                                ---------
Basic EPS and Diluted EPS
  Loss available to common stockholders         $(67,125)          5,325     $  (12.61)
                                                =========      =========     =========

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      Accumulated other comprehensive  income (loss) balances as of December 31,
2004, 2003 and 2002 were comprised as follows:

                                             2004          2003          2002
                                          ---------     ---------     ---------
                                                      (As Restated) (As Restated)
Minimum pension liability adjustment
   (net of tax of $5,262 and $5,262)      $ (39,980)    $ (18,732)    $ (34,748)
Foreign currency translation adjustment       3,369         2,352        (1,027)
                                          ---------     ---------     ---------
                                          $ (36,611)    $ (16,380)    $ (35,775)
                                          =========     =========     =========

NOTE 14- COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments:

      The Company leases certain facilities under non-cancelable operating lease arrangements.  Rent expense for  continuing  operations for the Company in 2004,
2003 and 2002 was $2.4  million,  $2.2  million and $3.0  million  respectively.
Future  minimum  operating  lease and rental  commitments  under  non-cancelable operating leases are as follows (in thousands):

                              2005          2,089
                              2006          1,934
                              2007          1,381
                              2008            541
                              2009            358
                              Thereafter      107
                                           ------
                                           $6,410
                                           ======

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

      In April 2006,  Claimants  served a request for  benefits,  severance  and other  amounts,  similar  to those  described  above,  on H&H and  various  plan administrators and fiduciaries  thereof.  The request was reviewed in accordance with the  procedures  of the plans at issue and by letter  dated  September  27,
2006,  Claimants were notified that their request was largely denied. They filed an appeal on December  11, 2006 with the Plan  Administrator,  which  appeal was denied on  February 9, 2007.  While no action is pending in any court,  H&H does not  believe  that it is liable to  Claimants  under the  claims  that have been asserted to date, and it intends to defend itself vigorously  against any claims that may be asserted by  Claimants.  There can be no assurance  that H&H will be successful in defending  against any such claims,  or that H&H will not have any liability  on account of claims  that may be  asserted  by  Claimants,  and such liability,  if any,  cannot be reasonably  estimated at this time.  Accordingly, there  can be no  assurance  that  the  resolution  of this  matter  will not be material to the financial  position,  results of operations and cash flow of the
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
H&H then  voluntarily  joined a group of ten (10)  other PRPs  (which  group has since increased to thirteen (13)) to work  cooperatively to present to the EPA a good faith  offer  regarding  remediation  of this site.  Investigative  work is ongoing  to  determine  whether  there are  other  parties  that sent  hazardous substances to the Shpack site but that have not received notice letters nor been named as PRPs to date. No allocation as to percentages of responsibility for any of the PRPs has been assigned or accepted;  H&H has been advised by counsel that its  responsibility,  if any, is extremely low. The PRP group submitted its good faith offer to the EPA in late October 2006. It is not anticipated  that the EPA will  accept or reject  the PRPs'  offer  until  2007.  If  accepted,  it is not anticipated  that PRP remedial  activities  at the site will begin until 2008 or after. The remediation of a significant  amount of the contamination at the site is the  responsibility of the U.S. Army Corps of Engineers.  That portion of the work has begun but is not expected to be completed until 2008 or after, at which time the remaining  work will be more clearly  defined.  Accordingly,  it is not possible at this time to reasonably estimate the scope or cost of remediation at the site, nor the portion, if any, to be allocated to H&H.

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

NOTE 15 - RELATED PARTY TRANSACTIONS

      The  Company  owns  50% of  the  outstanding  common  stock  of  H&H  Mfg.
(Singapore)  and  accounts  for its  investment  under the  equity  method.  The investment  balance of H&H Mfg at  December  31, 2004 and 2003 was $ 4.0 million and $3.9 million, respectively, and is included in other non-current assets.

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

      A current member of the Company's Board of Directors owns 49% of Abundance
Corp.,  which had a consulting  agreement  with WHX (as it existed  prior to the
Effective  Date of the Chapter 11 Plan of  Reorganization)  that  terminated  in
February of 2005. Abundance Corp. was paid $200,000 per annum under the terms of the consulting  agreement.  Fees of $31,818, $0.2 million, and $0.2 million were incurred for services performed in 2002, 2003, and 2004.

      Mr.  Kassan,  an Executive  Vice  President  with Steel Partners Ltd., was appointed Chief Executive Officer of WHX on October 7, 2005. In 2005, Mr. Kassan
received no compensation. In 2006, the Compensation Committee approved salary of
$0.6 million per annum for Mr. Kassan, effective January 1, 2006.

      During the period  January 1, 2002 to December 31,  2004,  the Company was
billed $2.7  million in legal fees for services  performed by Olshan,  Grundman,
Frome,  Rosenzweig  &  Wolosky  LLP  ("Olshan"),  a law  firm in  which a former director of the Company was a retired  partner  with the law firm.  The director resigned upon emergence from bankruptcy in July 2005.

      The former  Chairman of the Board of the Company is the president and sole shareholder of WPN Corp. ("WPN"). Pursuant to a management agreement as amended, and approved by a majority of the non-management  directors of the Company,  WPN provided certain financial,  management  advisory and consulting services to the
Company. Such services included,  among others,  identification,  evaluation and
negotiation  of  acquisitions,   financing  matters  for  the  Company  and  its
subsidiaries,   review  of  annual  and  quarterly   budgets,   supervision  and
administration,  as appropriate,  of all the Company's  accounting and financial functions and review and supervision of reporting  obligations under Federal and state securities laws. In exchange for such services, WPN received a monthly fee of  $520,833  during  2002 and  through  October  2003 and  $400,000  per  month thereafter.  In January  2004 the Company  announced,  among other  things,  the retirement of the Chairman of the Board. In connection  with this  announcement, effective  February 1, 2004,  the management  agreement  between WHX and WPN was terminated.  On February  1, 2004,  WPN entered  into an  Investment  Consulting
Agreement  with the Company on behalf of the WHX Pension Plan Trust  pursuant to which WPN Corp.  would  continue  to manage the assets of the WHX  Pension  Plan
Trust.  Under the  Agreement,  WPN Corp.  is paid by the WHX Pension  Plan Trust
..525% per year of the amount of the assets  under  management.  The WHX  Pension

Plan Trust Agreement was negotiated by a board committee composed of independent
directors,   which  committee   recommended  the  approval  of  such  Investment
Consulting Agreement to the full board, which approved such agreement.

      The WPC Group  participates  in the WHX defined benefit pension plan. As a result of an agreement  with WPC made in  conjunction  with its  emergence  from bankruptcy,  WHX could not  charge  any  pension  expense  to the WPC Group with respect to the WHX Pension  Plan.  As a result,  WHX incurred  non-cash  pension expense of  approximately  $52.9  million  (including  curtailment  and  special termination  benefits) for the WPC Group in 2003. The non-cash  pension  expense for 2003 includes $48.1 million  pension  curtailment  and  termination  benefit charges related to the consummation of the WPC Group Plan of Reorganization.

NOTE 16 -  OTHER INCOME AND (EXPENSE)

                                                Year Ended December 31,
                                        2004           2003           2002
                                      -------        -------        -------
                                                   (As Restated)   (As Restated)
                                                   (In Thousands)

Interest and investment income        $   439        $ 6,465        $ 5,115
Interest rate swap                       --             (625)        (4,781)
Foreign currency transaction loss         155         (2,255)          --
Gain on WPSC Note Recovery              5,596           --             --
Gain (loss) on derivatives                549           (190)         1,328
Other, net                               (173)        (3,807)        (3,746)
                                      -------        -------        -------
                                      $ 6,566        $  (412)       $(2,084)
                                      =======        =======        =======

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

NOTE 17 - GAIN/(LOSS) ON EARLY RETIREMENT OF DEBT

                                                Year Ended December 31,
                                        2004           2003           2002
                                      -------        -------        -------
                                                   (As Restated)   (As Restated)
                                                   (In Thousands)

Discount on early debt retirement     $   --         $  3,382       $ 46,943
Unamortized debt issuance cost          (1,161)          (153)        (1,729)
Unamortized consent fee                   --             (230)        (2,723)
                                      --------       --------       --------
                                      $ (1,161)      $  2,999       $ 42,491
                                      ========       ========       ========

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

NOTE 18 - REPORTABLE SEGMENTS

      The  Company has three  reportable  segments:  (1)  Precious  Metal.  This segment  manufactures  and  sells  precious  metal  products  and  electroplated material, containing silver, gold, and palladium in combination with base metals for use in a wide variety of industrial applications;  (2) Wire and Tubing. This segment  manufactures  and sells  metal  wire,  cable and  tubing  products  and fabrications  primarily from stainless steel, carbon steel and specialty alloys, for use in a wide variety of industrial applications;  (3) Engineered Materials.
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

      The following table presents  information  about reportable  segments for the years ending December 31:

(in thousands)
                                                                2004                2003               2002
                                                              ---------          ---------          ---------
Net Sales                                                                      (As Restated)      (As Restated)

   Precious Metal                                             $ 105,289          $  84,572          $ 142,260
   Wire & Tubing                                                142,977            121,939            132,194
   Engineered Materials                                         162,653            119,785            111,939
                                                              ---------          ---------          ---------
      Net sales                                               $ 410,919          $ 326,296          $ 386,393
                                                              =========          =========          =========

Segment operating income (loss)
   Precious Metal(a)(g)                                       $ (44,550)         $ (35,703)         $ (23,227)
   Wire & Tubing(b)(e)(f)(h)                                    (49,631)           (32,994)           (14,071)
   Engineered Materials(e)                                       16,576              8,788              9,624
                                                              ---------          ---------          ---------
      Subtotal                                                  (77,605)           (59,909)           (27,674)

Unallocated corporate expenses                                    8,224             16,374             17,547
Pension - curtailment & special termination benefits               --               48,102               --
Environmental remediation expense (c)                            28,971
Fairfield penalty (c)                                             3,845               --                 --
Loss (gain) on disposal of assets (d)                              (592)             6,286              2,576
                                                              ---------          ---------          ---------
   Loss from operations                                        (118,053)          (130,671)           (47,797)

Interest expense                                                 25,624             19,166             27,257
Equity in loss of WPC                                              --                 --               20,000
Gain on disposition of WPC                                         --                  534               --
Gain/(loss) on early retirement of debt                          (1,161)             2,999             42,491
Other income (expense)                                            6,566               (412)            (2,084)
                                                              ---------          ---------          ---------

      Loss before taxes, discontinued operations
        and cumulative effect of an accounting change          (138,272)          (146,716)           (54,647)

Tax provision (benefit)                                           2,172             13,208            (25,413)
Income from discontinued operations - net of tax                   --                 --               10,601
Gain on sale of Unimast - net of tax of $6,886                     --                 --               11,861
                                                              ---------          ---------          ---------

      Loss before cumulative effect of an
        accounting change                                      (140,444)          (159,924)            (6,772)

Cumulative effect of an accounting change - net of tax (e)         --                 --              (41,129)
                                                              ---------          ---------          ---------
          Net loss                                            $(140,444)         $(159,924)         $ (47,901)
                                                              =========          =========          =========

(a) Includes  a  goodwill  impairment  charge of $45.6  million  in 2004,  $38.4 million in 2003, and $18.7 million in 2002.
(b) Includes a  goodwill  impairment  charge of $34.2  million in 2004 and $29.0 million in 2003.
(c) Environmental  remediation  expense  and  Fairfield  penalty  have  not been allocated to the reporting  segments since the related  facilities have been closed  for  several  years  and are not  indicative  of  current  operating results.
(d) Loss (gain) on disposal of assets includes the following  amounts by segment for 2004,  2003 and 2002,  respectively.  Precious Metal - $101,  $4,557 and
    ($749);  Wire & Tubing - ($13),  $1,485 and $2,044;  Engineered  Materials -
    ($4),($23) and $764; Corporate ($676), $267, and $517.
(e) The cumulative  effect of a change in  accounting  principle ($41.1  million charge) was recorded in 2002, related to the adoption of SFAS 142, "Goodwill and Other Intangible Assets". The split by segment was $32.5 million related to Wire & Tubing and $8.6 million related to Engineered Materials.
(f) Includes an asset impairment charge of $8.2 million in 2004.
(g) Includes restructuring charges of $12.0 million in 2002.
(h) Includes restructuring charges of $8.0 million in 2002.

(in Thousands)
                                               2004          2003          2002
                                             -------       -------       -------
CAPITAL EXPENDITURES

   Precious Metal                            $ 2,337       $   588       $ 1,995
   Wire and Tubing                             2,653         9,668         2,627
   Engineered Materials                        3,054         2,782         3,265
   Corporate and other                         1,766            49         1,448
                                             -------       -------       -------
Total                                        $ 9,810       $13,087       $ 9,335
                                             =======       =======       =======

(in thousands)
                                               2004          2003
                                             -------       -------
TOTAL ASSETS                                            (As Restated)

   Precious Metal                            $ 70,970      $110,989
   Wire and Tubing                             68,825       127,522
   Engineered Materials                       106,658        95,705
   Discontinued Operations                     19,185          --
   Corporate and other                         46,279        76,540
                                             --------      --------
Total                                        $311,917      $410,756
                                             ========      ========

      The following table presents revenue and long-lived  asset  information by geographic  area as of and for the years ended  December 31.  Long-lived  assets consist of property, plant and equipment and the Company's 50% investment in H&H
Manufacturing (Singapore).

GEOGRAPHIC INFORMATION

                                     Revenue                                 Long-lived Assets
(in Thousands)         2004           2003           2002           2004           2003           2002
                     --------       --------       --------       --------       --------       --------
                                 (As Restated)   (As Restated)                (As Restated)   (As Restated)
United States        $385,816       $307,106       $361,679       $ 79,410       $ 95,671       $ 97,191
Foreign                25,103         19,190         24,714         12,646         12,441         14,186
                     --------       --------       --------       --------       --------       --------

                     $410,919       $326,296       $386,393       $ 92,056       $108,112       $111,377
                     ========       ========       ========       ========       ========       ========

      Foreign  revenue is based on the country in which the legal  subsidiary is
domiciled.   Revenue  from  no  single  foreign  country  was  material  to  the consolidated revenues of the Company.

      In  2004,  a  customer  of  the  Company's  Engineered  Materials  Segment accounted for 7.1% of H&H's consolidated  sales. No other customer accounted for more than 5% of H&H's sales in 2004, 2003 or 2002.

NOTE 19 - QUARTERLY INFORMATION (UNAUDITED)

      The Company has restated its unaudited  consolidated financial information for the quarters  ended March 31, June 30,  September  30, and December 31, 2004
and 2003 (the "Quarter  Restatement").  The Quarter  Restatement  related to the
2004  quarters  will be given  full  effect in the  financial  statements  to be included in the Company's  Quarterly Reports on Form 10-Q for the quarters ended
March 31, 2005,  June 30, 2005 and September 30, 2005,  when they are filed.  In addition  to the  details  of the  corrections  described  in Note 1b,  the 2004 quarters  ended June 30 and September 30 have been corrected for an error in the timing of and  amount  recognized  with  respect  to  certain  long-lived  asset impairments  under SFAS 144,  `Accounting  for the  Impairment  or  Disposal  of
Long-Lived Assets'.

      The restated  financial  results by quarter for the two fiscal years ended
December 31, 2004 and 2003 are as follows:

                                                                                                   Loss Per Share
                                                             Gross       Operating    Net Income   Applicable to
                                             Net Sales       Profit    Income (Loss)    (Loss)     Common Shares
                                           ------------- ------------- ------------- ------------- -------------
2004:
     1ST QUARTER AS REPORTED                  97,494        18,031         4,142        (1,985)        (1.26)
     Restatement Adjustments
         Hedge accounting/inventory                                                       (590)
         Precious Metals inventory                             245           245           245
         Executive life insurance                                            (36)          (36)
         Tax Matters                                                                       (30)
                                           ------------- ------------- ------------- -------------
     AS RESTATED                              97,494        18,276         4,351        (2,396)(a)     (1.34)

     2ND QUARTER AS REPORTED                 107,840        20,329          (488)         (954)        (1.07)
     Restatement Adjustments
         Long - lived asset impairment                                     5,060         5,060
         Hedge accounting/inventory                                                      3,666
         Precious Metals inventory                          (2,902)       (2,902)       (2,902)
         Executive life insurance                                            (36)          (36)
         Tax Matters                                                                      (375)
                                           ------------- ------------- ------------- -------------
     AS RESTATED                             107,840        17,427         1,634 (b)     4,459 (c)     (0.07)

     3RD QUARTER AS REPORTED                 111,483        19,601         5,119        (2,073)        (1.28)
     Restatement Adjustments
         Long - lived asset impairment                                    (4,235)       (4,235)
         Hedge accounting/inventory                                                     (2,189)
         Precious Metals inventory                           1,343         1,343         1,343
         Executive life insurance                                            (36)          (36)
         Tax Matters                                                                      (243)
                                           ------------- ------------- ------------- -------------
     AS RESTATED                             111,483        20,944         2,191 (d)    (7,433)        (2.26)

     4TH QUARTER                              94,102        10,763      (126,229)(e)  (135,074)       (25.71)

-------------------------------------------------------------------------------------------------------------
2003:
     1ST QUARTER AS REPORTED                  81,000        14,051        (7,935)       (8,848)        (2.57)
     Restatement Adjustments
         Hedge accounting/inventory                                                     (1,545)
         Precious Metals inventory                           1,326         1,326          1,326
         Executive life insurance                                             33            33
         Tax Matters                                                                      (209)
                                           ------------- ------------- ------------- -------------
     AS RESTATED                              81,000        15,377        (6,576)       (9,243)        (2.64)

     2ND QUARTER AS REPORTED                  83,519        16,388        (4,383)       (4,058)        (1.67)
     Restatement Adjustments
         Hedge accounting/inventory                                                        361
         Precious Metals inventory                            (101)         (101)         (101)
         Executive life insurance                                             33            33
         Tax Matters                                                                       (89)
                                           ------------- ------------- ------------- -------------
     AS RESTATED                              83,519        16,287        (4,451)       (3,854)        (1.63)

     3RD QUARTER AS REPORTED                  83,269        16,829      (132,693)     (142,565)       (27.38)
     Restatement Adjustments
         Goodwill                                                         21,656        21,657
         Hedge accounting/inventory                                                        590
         Precious Metals inventory                          (1,124)       (1,124)       (1,124)
         Executive life insurance                                             33            33
         Tax Matters                                                                   (10,820)
                                           ------------- ------------- ------------- -------------
     AS RESTATED                              83,269        15,705      (112,128)(f)  (132,229)       (25.46)

     4TH QUARTER AS REPORTED                  78,508        14,027        (7,144)      (13,737)        (3.43)

     Restatement Adjustments
         Hedge accounting/inventory                                                        404
         Precious Metals inventory                            (404)         (404)         (404)
         Executive life insurance                                             33            33
         Tax Matters                                                                      (894)
                                           ------------- ------------- ------------- -------------
     AS RESTATED                              78,508         13,623        (7,515)     (14,598)        (3.62)

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
(f) Includes $67,400 goodwill  impairment  charge and $48,102 charge for pension curtailment and special termination benefits.

NOTE 20:  SUBSEQUENT EVENTS (UNAUDITED)

PENSION FUNDING WAIVER:

      On December 20, 2006, the Internal  Revenue  Service granted a conditional waiver of the minimum funding requirements for the WHX Pension Plan for the 2005 plan year (the "IRS Waiver") in accordance  with section 412 (d) of the Internal
Revenue Code and section 303 of the Employee  Retirement Income and Security Act
of 1974, as amended ("ERISA"),  and on December 28, 2006, WHX, H&H, and the PBGC
entered  into a  settlement  agreement  (the  "PBGC  Settlement  Agreement")  in connection  with the IRS waiver and  certain  other  matters.  The IRS Waiver is subject to certain conditions, including a requirement that the Company meet the minimum funding  requirements for the WHX Pension Plan for the plan years ending
December  31,  2006  through  2010,  without  applying  for  a  waiver  of  such requirements.  The PBGC Settlement  Agreement and related agreements provide, in part,  for (i) the  amortization  of the  waived  amount of $15.5  million  (the
"Waiver  Amount")  over a period  of five  years,  (ii) the  PBGC's  consent  to increase  borrowings  under H&H's  senior  credit  facility  to $125  million in connection  with the  closing  of an  acquisition  described  below,  (iii)  the resolution of any potential issues under Section 4062(e) of ERISA, in connection with the  cessation of  operations  at certain  facilities  owned by WHX, H&H or their  subsidiaries,  and (iv) the granting to the PBGC of subordinate  liens on the  assets  of H&H  and its  subsidiaries,  and  specified  assets  of WHX,  to collateralize  WHX's obligation to pay the Waiver Amount to the WHX Pension Plan and to make  certain  payments  to the WHX  Pension  Plan  in the  event  of its termination.  As a result of the PBGC  Settlement  Agreement and the IRS Waiver,
based on  estimates  from WHX's  actuary,  the  Company  now expects its minimum funding  requirement for the specific plan year and the amortization of the 2005 requirement  to be $13.1  million  (paid in full in 2006),  $6.7  million,  $7.9 million,  and $18.3 million  (which  amounts  reflect the recent  passage of the
Pension  Protection  Act  of  2006)  in  2006,  2007,  2008  and  through  2011, respectively.

AMENDMENTS TO CREDIT FACILITIES:

      On December 27, 2006,  upon the filing of the Company's 2005 Annual Report on Form 10-K,  Wachovia  provided H&H with an additional $7.0 million loan. This was  pursuant  to an  Amendment  signed  on  October  30,  2006  which  made the additional funds conditional upon the filing of the Company's 2005 Annual Report on Form 10-K.

      On December 28, 2006, H&H and certain of H&H's subsidiaries  amended their
Loan and Security  Agreement with Wachovia  ("Amendment  No. 11") and their Loan and Security  Agreement with Steel ("Amendment No. 8"). The amendments  provide, in part,  for the  consummation  of the  transactions  contemplated  by the PBGC
Settlement  Agreement and the waiver of possible events of default that may have occurred relating to the matters covered by the PBGC Settlement Agreement.

      On December 28, 2006, H&H, and certain of H&H's subsidiaries amended their
Loan and Security  Agreement with Wachovia  ("Amendment  No. 12") and their Loan and  Security  Agreement  with  Steel  ("Amendment  No.  9").  Amendment  No. 12 provides,  in part,  for a $42 million term loan funded by Ableco Finance LLC, a portion of which was used to fund the acquisition described below. Amendment No.
9 included conforming amendments.

      As stated above,  H&H granted a lien of $15.5 million on its assets to the
PBGC on December 28, 2006 in connection with the PBGC Settlement Agreement. Such lien is subordinate to that of Wachovia,  but senior to that of Steel.  Thus, on that same date,  WHX entered into a guarantee  agreement with Steel in which WHX agreed to guarantee up to $15.5 million of principal amount of H&H's Term B Loan owed to Steel.  To  collateralize  this  guarantee,  Steel  was  granted a first priority lien on specified assets of WHX.

ACQUISITION:

      Effective December 28, 2006,  pursuant to an Asset Purchase Agreement (the
"Asset Purchase  Agreement")  dated as of December 28, 2006, a subsidiary of H&H acquired a mechanical  roofing  fastener  business from Illinois Tool Works Inc.
The purchase price was  approximately  $26 million,  including a working capital adjustment.  The  assets  acquired  included,  among  other  things,  machinery, equipment, inventories of raw materials,  work-in-process and finished products, certain contracts,  accounts receivable and intellectual property rights, all as related  to  the  acquired  business  and as  provided  in  the  Asset  Purchase
Agreement.

      This acquired business develops and manufactures fastening systems for the commercial  roofing  industry.  WHX believes  this  acquisition  solidifies  its position  as a  leading  manufacturer  and  supplier  of  mechanical  fasteners, accessories  and  components,  and  building  products  for the  commercial  and residential construction industry.

      Funds for payment of the purchase  price by H&H were obtained  pursuant to
H&H's existing revolving credit facility (as discussed above).

LIQUIDITY

      As of December 31, 2006,  WHX had cash of  approximately  $0.8 million and current  liabilities of  approximately  $7.5 million,  including $5.1 million of mandatorily  redeemable  preferred shares issued by a wholly owned subsidiary of
WHX in 2005 and  payable  to a  related  party.  H&H's  availability  under  its revolving credit facility and other facilities as of December 31, 2006 was $19.1 million.  Such  facilities  expire in March 2007. The Company  continues to have significant cash flow obligations,  including without limitation the amounts due for the WHX Pension Plan (as amended by the PBGC Settlement  Agreement described above). Based on the Company's forecasted borrowings,  the funds available under its credit facilities may not be sufficient to fund debt service costs,  working capital demands and environmental remediation costs. Additionally,  there can be no assurance  that the Company will be able to obtain  replacement  financing at commercially  reasonable  terms upon the  expiration  of its credit  facilities.
Consequently,  there  continues  to be  substantial  doubt  about the  Company's ability to continue as a going concern.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURES

      On January 17, 2007, WHX dismissed  PricewaterhouseCoopers  LLP ("PwC") as its independent registered public accounting firm, effective upon the completion by PwC of its procedures regarding: (i) the Company's 2004 Annual Report on Form
10-K; and (ii) the financial  statements of the Company as of March 31, 2005 and for the quarter then ended,  the financial  statements of the Company as of June
30, 2005 and for the quarter and six-month  periods then ended and the financial statements  of the  Company as of  September  30,  2005 and for the  quarter and nine-month  periods  then ended and the Forms 10-Q for 2005 in which each of the above described financial  statements will be included.  The decision to dismiss
PwC was approved by the Company's Audit Committee.

      The  reports of PwC on the  financial  statements  of the  Company for the fiscal  years ended  December  31, 2005 and 2004,  and the reports of PwC on the financial  statements  included  herein did not contain  any adverse  opinion or disclaimer  of opinion and were not  qualified  or  modified as to  uncertainty, audit  scope  or  accounting  principle,  except  for an  explanatory  paragraph disclosing  substantial doubt about the Company's ability to continue as a going concern.

      During the fiscal years ended December 31, 2005, 2004 and 2003,and through the date of this filing,  there were no disagreements  with PwC on any matter of accounting principles or practices,  financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused  them to  make  reference  thereto  in  their  reports  on the  financial statements for such years.

      During the fiscal  years  ended  December  31,  2005,  2004 and 2003,  and through the date of this filing,, there were no "reportable events" as that term is described in Item  304(a)(1)(v)  of Regulation S-K, other than as reported in
Item 9A of its 2005 Annual Report on Form 10-K and Item 9A below.

      On January 22, 2007, the Company  engaged Grant Thornton LLP ("GT") as the
Company's  independent  registered public  accountant.  The engagement of GT was approved by the Audit Committee of the Company's Board of Directors.  During the
years ended December 31, 2005,  2004 and 2003 and through  January 22, 2007, the
Company did not consult  with GT with respect to either (i) the  application  of accounting principles to a specified transaction,  either completed or proposed;
(ii) the type of audit opinion that might be rendered on the Company's financial statements;  or (iii) any matter that was either the subject of disagreement (as defined in Item  304(a)(1)(iv)  of  Regulation  S-K) or a  reportable  event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

      As more  fully  described  in  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations and in Note 1b to the Consolidated
Financial  Statements,  the Company  determined  it was necessary to restate its
2003, 2002 and prior years' audited consolidated  financial statements,  and its unaudited interim consolidated financial statements for all quarters in 2004 and
2003.

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

     These material weaknesses  contributed to the material weaknesses discussed in items 1 to 6 below and the resulting  restatement of our annual  consolidated financial  statements  for  2003,  2002  and  prior  years,  restatement  of the unaudited  consolidated quarterly financial statements for 2004 and 2003 as well as  audit  adjustments  to the  2005  and  2004  annual  consolidated  financial statements and the 2005 unaudited  consolidated  quarterly financial statements.
Additionally, these control deficiencies could result in a material misstatement in any of the Company's  accounts or disclosures that would result in a material misstatement  of the annual or interim  consolidated  financial  statements that would not be prevented or detected.  As of December 31, 2005 and,  2004,  we did not maintain effective controls over:

     (1) the accuracy,  valuation and  disclosure of our goodwill and intangible asset  accounts  and the  related  impairment  expense  accounts.  Specifically, effective  controls  were not  designed  and in place to ensure that an adequate periodic impairment analysis was conducted,  reviewed,  and approved in order to identify and accurately record  impairments as required under generally accepted accounting  principles.  This control deficiency  resulted in the restatement of our  annual  consolidated  financial  statements  for  2003  and  2002,  and the unaudited  quarterly  consolidated  financial  statements  for the quarter ended
September  30,  2003,  as well as audit  adjustments  to the  annual  and fourth quarter of 2004 consolidated  financial statements.  Additionally,  this control deficiency  could  result in a material  misstatement  of  goodwill,  intangible assets and related  impairment  expense accounts that would result in a material misstatement  of the annual or interim  consolidated  financial  statements that would not be prevented or detected. Accordingly,  management has determined that this control deficiency constitutes a material weakness.

     (2) the  accounting  for  income  taxes,  including  the  completeness  and accuracy of income taxes payable,  deferred  income tax assets,  liabilities and related valuation allowances and the income tax provision.  Specifically, we did
not  appropriately  apply  generally  accepted  accounting   principles  in  the
estimation  of tax reserves and the  recording of valuation  allowances  against deferred tax assets. Additionally, we did not have effective controls to monitor the difference between the income tax basis and the financial reporting basis of assets and  liabilities  and  reconcile the  difference  to deferred  income tax assets and liabilities.  This control deficiency  resulted in the restatement of the annual  consolidated  financial  statements for 2003 and prior years and all unaudited  quarterly  consolidated  financial  statements  for 2004 and 2003 and audit adjustments to the annual consolidated  financial  statements for 2005 and
2004  and  the  2005  unaudited  consolidated  quarterly  financial  statements.
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
weakness.

     (5) the  accounting  for  derivative  instruments  and  hedging  activities related to precious metal inventory.  Specifically,  effective controls were not designed and in place to ensure the appropriate documentation had been completed in order to qualify for hedge  accounting  treatment with respect to futures and forward contracts  specifically  purchased to mitigate the Company's exposure to changes  in  the  value  of  precious  metal  inventory,  including  appropriate identification  of the instruments,  assessment of effectiveness and maintenance
of   contemporaneous   documentation  in  accordance  with  generally   accepted
accounting  principles.  This control deficiency  resulted in the restatement of the annual  consolidated  financial  statements  for the year ended December 31,
2003  and  prior  years,  the 2004 and  2003  unaudited  quarterly  consolidated financial  statements,  as well as audit adjustments in the annual  consolidated financial  statements  for  2005  and  2004  and the  2005  unaudited  quarterly consolidated financial statements.  Additionally,  this control deficiency could result in a material misstatement of inventory and cost of goods sold as well as other current  assets or accrued  liabilities  and other income  (expense)  that
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
Name                         and Current Public Directorships             Age   a Director
----                         --------------------------------             ---   ----------

Warren G.          CHAIRMAN  OF  THE  BOARD  OF  DIRECTORS.   Warren  G.  41       2005
Lichtenstein       Lichtenstein  is a Co-Founder and the Managing Member
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
                   Corporation,  and WHX  Corporation.  Over the past 15
                   years, Mr. Lichtenstein has served as a director of a
                   number of  companies  including:  Alpha  Technologies
                   Group,   Aydin   Corp.,   BKF,    CellPro/CPX,    ECC
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

Joshua E.          DIRECTOR.  Vice  President  of SPL since  June  2001.  33       2005
Schechter          Associate in the corporate  finance group of Imperial
                   Capital  LLC, a provider of mergers and  acquisitions
                   advisory  services,  from  March  1998 to June  2001.
                   Senior analyst at Leifer Capital, an investment bank,
                   from August 1997 to February  1998. Tax consultant at
                   Ernst & Young,  LLP from  January  1996 to July 1997.
                   Director of Jackson Products, Inc. since 2004.

John J. Quicke     DIRECTOR AND VICE PRESIDENT. Operating Partner of SPL  57       2005
                   since September 2005. Director of WHX since July 2005
                   and Vice  President  since  October  2005.  Director,
                   Chairman,  of NOVT  Corporation  ("NOVT") since April
                   2006.  Director of Layne  Christensen  since  October
                   2006.  Director of Angelica  Corporation since August
                   2006.  A  director,  President  and  Chief  Operating
                   Officer   of   Sequa   Corporation,   a   diversified
                   industrial company, from 1993 to March 2004, and Vice
                   Chairman  and  Executive  Officer of Sequa from March
                   2004 to March 2005.  As Vice  Chairman and  Executive
                   Officer of Sequa,  Mr. Quicke was responsible for the
                   Automotive,   Metal  Coating,   Specialty  Chemicals,
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
                   Officer  and  Secretary  of  WebFinancial  since June
                   2000.  Director of SL Industries  since January 2002,
                   Vice Chairman  since August 2005 and  President  from
                   February 2002 through August 2005. Director of United
                   Industrial since 2002.

Jack L. Howard     DIRECTOR.  Registered principal of Mutual Securities,  45       2005
                   Inc., a registered  broker-dealer,  since 1989.  Vice
                   President of SPL and its  predecessor  since December
                   2003.  Director of  WebFinancial  since 1996 and Vice
                   President  since  1997.  Chairman  of  the  Board  of
                   WebFinancial  since 2005.  Secretary,  Treasurer  and
                   Chief Financial  Officer of WebFinancial from 1997 to
                   2000.  Chairman  of the  Board  and  Chief  Executive
                   Officer of Gateway  Industries,  Inc.,  a provider of
                   database   development   and  Web  site   design  and
                   development  services,   since  February  2004,  Vice
                   President of Gateway since December 2001 and director
                   since May  1994.  Director  of Cosine  Communications
                   Inc., a global telecommunications equipment supplier,
                   since July 2005.  Director of BNS  Holding,  Inc.,  a
                   holding  company  that owns the  majority  of Collins
                   Industries,   a   manufacturer   of   school   buses,
                   ambulances,  and  terminal  trucks.  Director of NOVT
                   Corporation,  a former  developer of advanced medical
                   treatments for coronary and vascular disease.

Louis Klein Jr.    DIRECTOR.   Trustee  of  Manville   Personal   Injury  71       2002
                   Settlement  Trust  since  1991.  Trustee of WT Mutual
                   Fund and WT  Investment  Trust I  (Wilmington  Trust)
                   since 1998. Trustee of the CRM Mutual Fund since 2005
                   and  Director of Bulwark  Corporation  since 1998,  a
                   private company engaged in real estate investment.

Garen W. Smith     DIRECTOR.  Chairman  of the  Board  of Handy & Harman  64       2002
                   from 2003 through  September  2005.  Vice  President,
                   Secretary  and  Treasurer  of  Abundance   Corp.,   a
                   consulting  company  that  provided  services  to the
                   Company  from 2002 to February  2005.  President  and
                   Chief Executive Officer of Unimast  Incorporated from
                   1991 to 2002.

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

                               Principal Occupation for the Past
Name                     Five Years and Current Public Directorships      Age
----                     -------------------------------------------      ---

Robert K. Hynes    CHIEF  FINANCIAL  OFFICER.  Chief  Financial  Officer  52
                   since January 2003. Vice President--Finance from June
                   2001  through  January  2003.  Vice  President of H&H
                   since  March 2000.  Director  of Audit and  Financial
                   Standards of H&H from April 1995 through March 2000.

Ellen T. Harmon    VICE PRESIDENT,  GENERAL COUNSEL AND SECRETARY. Vice   52
                   President,  General Counsel and Secretary of each of
                   the  Company  and H&H since  February  2006.  Senior
                   Vice  President,  General  Counsel and  Secretary of
                   The  Robert  Allen  Group,  Inc.,  an  international
                   designer and  distributor  of home  furnishings  and
                   fabrics  to the  interior  design  trade,  furniture
                   manufacturers,  and  the  contract  and  hospitality
                   markets,  from January 2004  through  January  2006.
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section  16(a)  of the  Exchange  Act  requires  the  Company's  executive officers and directors,  and persons who  beneficially own more than ten percent
(10%) of a registered class of the Company's equity securities,  to file reports of ownership and changes in ownership  with the SEC. In addition,  under Section
16(a),  trusts for which a reporting  person is a trustee and a beneficiary  (or for which a member of his immediate family is a beneficiary) may have a separate reporting  obligation  with regard to  ownership  of the Common  Stock and other equity  securities of the Company.  Such reporting persons are required by rules of the SEC to furnish the Company with copies of all Section  16(a) reports they file.  Based  solely upon a review of the copies of such forms  furnished to the
Company and  written  representations  from the  Company's  executive  officers, directors  and  greater  than ten percent  (10%)  beneficial  stockholders,  the
Company  believes  that during the year ended  December  31,  2004,  all persons subject to the  reporting  requirements  of  Section  16(a)  filed the  required reports on a timely basis.

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
Shareholders  may request a written copy of the report by writing to the Company at  555  Theodore  Fremd  Avenue,  Rye,  New  York  10580,  attention  Corporate
Secretary.

ITEM 11.    EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE. The following table sets forth, for the fiscal years indicated, all compensation awarded to, paid to or earned by the following type of executive  officers for the fiscal years ended  December 31, 2002,  2003 and 2004:  (i)  individuals  who  served  as, or acted in the  capacity  of, the
Company's  principal  executive  officer for the fiscal year ended  December 31,
2004; (ii) the Company's four most highly compensated executive officers,  which together with the principal  executive  officer are the most highly  compensated officers of the Company whose salary and bonus exceeded $100,000 with respect to the fiscal  year ended  December  31,  2004 and who were  employed at the end of fiscal year 2004; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive  officer of the Company at the end of fiscal year 2004. Please note that the  executive  officers  identified  in (i),  (ii)  and  (iii)  above  are collectively referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

Name and Principal                                                     Long Term
     Position                        Annual Compensation              Compensation
---------------------  ---------------------------------------------  -------------
                                                       Other Annual    Securities     All Other
                                Salary      Bonus      Compensation    Underlying     Compensation
                        Year      ($)      ($)(1)          ($)         Options (#)      ($)(2)
                       ------  ---------  ----------  --------------  -------------  --------------
Neale X. Trangucci(3)   2004    504,167   100,000(4)        --             --             --
Chief Executive         2003       --        --             --           45,000           --
Officer                 2002       --        --             --             --             --

Stewart E. Tabin(5)     2004    458,333   100,000(4)        --             --             --
President               2003       --        --             --           45,000           --
                        2002       --        --             --             --             --

Neil D. Arnold (6)      2004    412,500   100,000(4)        --             --             --
Executive Chairman      2003       --        --             --           45,000        500,000(7)
of the Board            2002       --        --             --             --          500,000(7)

Robert K. Hynes         2004    250,000   100,000           --           15,000            815(8)
Chief Financial         2003    249,846    75,000           --           20,000            785(8)
Officer                 2002    219,961    75,000           --            7,500            755(8)

Daniel P. Murphy        2004    350,000   140,000           --           20,000          1,397(8)
President of H&H        2003    337,307   125,000           --          100,000          1,323(8)
                        2002    249,935   110,000           --            5,000            149(8)

---------------------------
(1)   Mr.  Hynes was  granted a bonus by the  Company in each of 2004,  2003 and
      2002 for services  performed in the prior year.  Mr.  Murphy was granted a bonus in 2004 for services  performed in the prior year. All bonus amounts have been attributed to the year in which the services were performed.

(2)   Amounts shown, unless otherwise noted,  reflect employer  contributions to pension plans.

(3)   Mr. Trangucci was appointed Chief Executive Officer effective  February 1,
      2004 and resigned effective  September 20, 2005.  Pursuant to a management agreement  effective as of January 3, 1991 and  terminated  on January 31,
      2004, WPN Corp.  provided financial,  management,  advisory and consulting services to the Company. Mr. Trangucci was an officer of WPN until January
      2004. For more information, see "WPN Management Agreement" below.

(4)   Bonus was granted in February 2005 in  recognition of services in 2004, as well as to incentivize the executive in the coming year in connection with the Company's recapitalization.

(5)   Mr. Tabin was appointed  President effective February 1, 2004 and resigned effective September 20, 2005. Pursuant to a management agreement effective as of  January  3, 1991 and  terminated  on January  31,  2004,  WPN Corp.
      provided  financial,  management,  advisory and consulting services to the
      Company.  Mr.  Tabin was an officer of WPN until  January  2004.  For more information, see "WPN Management Agreement" below.

(6)   Mr. Arnold was appointed  Chairman effective February 1, 2004 and resigned effective  August 10, 2005,  prior to such time Mr.  Arnold  served as the
      Company's Principal Executive Officer in 2004.

(7)   Mr. Arnold did not receive any direct compensation from the Company.  Such amount was received  from WPN as payment for Mr.  Arnold's  services as an officer of WPN. Mr. Arnold joined WPN as an officer in August 2001.

(8)   Represents insurance premiums paid by the Company.

      OPTION GRANTS TABLE.  The following  table sets forth certain  information regarding  stock  option  grants  made to each of the Named  Executive  Officers during the fiscal year ended December 31, 2004.

                                          OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              Potential Realizable
                                                                                                 Value at Assumed
                                                                                              Annual Rates of Stock
                                                                                              Price Appreciation for
                                   Individual Grants                                                Option Term
                                   -----------------                                          ----------------------
                        Number of Securities      Percent of
                         Underlying Options      Total Options
                              Granted             Granted to       Exercise
                                                 Employees in       Price        Expiration
Name                           (#)                Fiscal Year       ($/Sh)          Date           5%($)   10%($)
----                   ---------------------     -------------     --------      ----------        -----   ------
Neale X. Trangucci...           --                    --              --             --             --       --
Stewart E. Tabin.....           --                    --              --             --             --       --
Neil D. Arnold.......           --                    --              --             --             --       --
Robert K. Hynes......         15,000(1)               10%           $1.95         04/13/14        18,395   46,617
Daniel P. Murphy........      20,000(1)               13.3%         $1.95         04/13/14        24,527   62,156

-------------------

(1)   Granted under the 1991 Incentive and Nonqualified  Stock Option Plan on April 14, 2004.  33.33% of such options vest six months from the grant date,  33.33% vest on the first anniversary of the grant date and 33.34% vest on the second anniversary of the grant date.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth certain information  concerning unexercised stock options held by the Named Executive Officers as of December 31, 2004.

                             Number of Securities      Value of Unexercised
                            Underlying Unexercised     In-the-Money Options
                               Options at 2004             at 2004 Fiscal
                              Fiscal Year-End(#)           Year-End ($)(1)
           Name            Exercisable/unexercisable  Exercisable/unexercisable
           ----            -------------------------  -------------------------

Neale X. Trangucci........    86,664/15,000              0/0
Stewart E. Tabin..........    86,662/15,002              0/0
Neil D. Arnold ...........   104,661/15,000              0/0
Robert K. Hynes...........    49,164/16,668              0/0
Daniel P. Murphy............. 88,329/46,670              0/0
-------------------

(1)   On December 31, 2004 the last reported  sales price of the Common Stock as reported on the NYSE Composite Tape was $1.15.

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
Trangucci, Tabin, Hynes and Murphy of $550,000, $500,000, $250,000 and $350,000,
respectively,  and include the benefits  payable under both the WHX Pension Plan and the SERPs.  The amount of benefits  shown under Bonus would be payable under the H&H SERP and assumes continuation of the amount of Bonus received on average over the period 2002 - 2004.

EXECUTIVE PENSION BENEFITS

                   Normal                        Annual Retirement Benefits From:
                 Retirement
Name            Date ("NRD")   Service At NRD*     Salary     Bonus     Total
----            ------------   ---------------     ------     -----     -----
R.K. Hynes      Sept. 1, 2019   16 yrs. 5 mos.    $49,033    $4,618    $53,651
D.P. Murphy     May 1, 2026      4 yrs. 0 mos.     23,820     1,840     25,660
* This plan was frozen as of  December  31,  2005 and will  recognize  no pay or service after this date.

FOR THE FOLLOWING PARTICIPANTS, ALL BENEFITS ARE SALARY RELATED.

Name            Termination Date  Service At Term   Lump Sum       Annual Age 65
----            ----------------  ---------------     Serp           Whx Pension
                                                      ----           -----------
N.X. Trangucci   July 31, 2005     14 yrs. 7 mos.   $299,466   --      $30,961
S.E. Tabin       July 31, 2005     14 yrs. 7 mos.    259,231   --       31,048

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

      Currently,  Directors  of the  Company  who are (1) not  employees  of the
Company or its  subsidiaries  or (2) otherwise  affiliated  with the Company are entitled  to receive  compensation  for  serving as  directors  in the amount of
$25,000 per annum,  $1,500 per Board meeting attended in person or by telephone, and $1,000 per Committee  meeting attended in person or by telephone (other than members of the Audit  Committee).  Committee  Chairmen  also receive  additional compensation  in the amount of $5,000 per annum  (other than the Chairman of the
Audit  Committee).  Each Audit Committee member receives a payment of $5,000 per year, and the Chairman of the Audit Committee  receives a payment of $10,000 per year. Members of Special Committees receive a payment of $10,000 per year.

      Mr.  Garen W. Smith  became a  consultant  of the  Company  pursuant  to a one-year  consulting  agreement  between the Company and  Abundance  Corporation
("Abundance"),  of which Mr. Smith is an officer and an employee, dated February
12, 2003. The agreement terminated pursuant to its terms in February 2005.

      WPN MANAGEMENT AGREEMENT.  Pursuant to a management agreement effective as of January 3, 1991, as amended,  which was  initially  approved by a majority of the Company's  disinterested  directors,  and was terminated on January 31, 2004
(the  "Management  Agreement"),  WPN Corp.  ("WPN"),  of which Ronald LaBow, the former  Chairman of the Board of the  Company,  is the sole  stockholder  and an officer and director,  provided financial,  management,  advisory and consulting services to the Company, subject to the supervision and control of the Company's disinterested directors.  Messrs. Trangucci, Tabin and Arnold were also officers of WPN until  January  2004.  WPN  received a monthly  fee of  $520,833.33  from
January  through October of 2003, and $400,000 for each of November and December of 2003, and January 2004.  The Company  believed that the cost of obtaining the type and quality of services rendered by WPN under the Management  Agreement was no less  favorable  than that at which the  Company  could  have  obtained  such services from unaffiliated entities.

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
Trangucci was granted a bonus of $100,000 in February 2005 in recognition of his services in 2004, as well as to incentivize him in connection with the Company's recapitalization.  Effective  March 4, 2005, the Company entered into an Amended and Restated  Employment  Agreement with Mr. Trangucci,  as described below. Mr.
Trangucci  resigned from his position with the Company  effective  September 20,
2005 as further discussed below.

      Mr. Stewart E. Tabin was employed as President of the Company  pursuant to a two-year  employment  agreement dated February 1, 2004. The agreement provides for an annual  salary of no less than $500,000 and an annual bonus to be awarded at the Company's sole discretion.  In the event that either (i) the agreement is terminated by the Company other than with cause,  or (ii) he elects  termination following a material  diminution  in his  position or a change in control of the
Company,  Mr. Tabin will receive a payment of twice the base salary in effect at the time of  termination.  Mr. Tabin was granted a bonus of $100,000 in February
2005 in recognition  of his services in 2004, as well as to  incentivize  him in connection  with the Company's  recapitalization.  Effective  March 4, 2005, the
Company  entered  into an Amended and  Restated  Employment  Agreement  with Mr.
Tabin, as described below. Mr. Tabin resigned from his position with the Company effective September 20, 2005 as further discussed below.

      Mr. Neil Arnold  became  Executive  Chairman of the Company  pursuant to a two-year employment agreement dated February 1, 2004. The agreement provides for an annual  salary of no less than  $450,000 and an annual bonus to be awarded at the  Company's  sole  discretion.  In the event that either (i) the agreement is terminated by the Company other than with cause,  or (ii) he elects  termination following a material  diminution  in his  position or a change in control of the
Company, Mr. Arnold will receive a payment of twice the base salary in effect at the time of termination.  Mr. Arnold was granted a bonus of $100,000 in February
2005 in recognition  of his services in 2004, as well as to  incentivize  him in connection  with the Company's  recapitalization.  Effective  March 4, 2005, the
Company  entered  into an Amended and  Restated  Employment  Agreement  with Mr.
Arnold,  as described  below.  Mr.  Arnold  resigned  from his position with the
Company effective August 10, 2005 as further discussed below.

      Mr. Robert K. Hynes became Vice  President-Finance of the Company pursuant to a one-year  employment  agreement dated July 1, 2001, which has been and will continue to be  automatically  extended for successive  one-year  periods unless earlier terminated  pursuant to the provisions of such agreement.  Mr. Hynes was promoted to Chief Financial Officer in January 2003. The agreement  provides for an annual salary to Mr. Hynes of no less than $200,000 and an annual bonus to be awarded at the  Company's  sole  discretion.  Mr.  Hynes was  granted a bonus of
$100,000, $75,000, and $75,000 in each of 2005, 2004 and 2003, respectively, for services  performed  in the prior  year.  In the event  that his  employment  is terminated  by the  Company  other than with  cause,  Mr.  Hynes will  receive a payment of one year's base  salary at the highest  rate in effect for the twelve preceding  months plus bonus plan and compensation  accrued.  Effective March 4,
2005, the Company entered into an Amended and Restated Employment Agreement with
Mr. Hynes, as described below.

      Mr.  Daniel P. Murphy,  Jr. has been the  President of H&H since  February
2003.  On February  11, 2004,  Mr.  Murphy  entered  into a two-year  employment agreement  with  H&H,  which  has been and will be  automatically  extended  for successive two-year periods unless earlier terminated pursuant to the provisions of such agreement.  The agreement  provides for an annual salary of no less than
$350,000 and an annual bonus to be awarded at H&H's sole discretion, as ratified by the Board of WHX. Mr.  Murphy was granted  bonuses of $140,000,  $125,000 and
$110,000 in 2005,  2004 and 2003,  respectively,  for services  performed in the prior year.  In the event that either (i) the  agreement  is  terminated  by H&H other than with cause, and other than due to Mr. Murphy's death or disability,or
(ii) he elects  termination  following a material  diminution in his position or relocation  of the  Company's  headquarters,  and the Company fails to cure such diminution or relocation  within ten days of receipt of written  notice from Mr.
Murphy,  or (iii) a change in  control of H&H (as to which H&H has the option to continue  his  employment  for a sixty-day  period),  Mr.  Murphy will receive a payment of two years'  base  salary at the base  salary in effect at the time of termination.

      On March 4, 2005, WHX and H&H entered into amended and restated employment agreements with each of Messrs. Trangucci, Tabin, Arnold and Hynes. Such amended and restated employment agreements had the following principal changes from each such executive's original employment agreement: (i) H&H was added as a party and each of such  executives'  duties  were  expanded  to  specifically  include the performance  of  executive  management  services on behalf of H&H;  (ii) each of
Messrs. Trangucci, Tabin and Arnold are entitled to a bonus of $250,000 upon the entry of an order by a court of competent  jurisdiction  confirming a plan filed by the Company, or its successor, under Chapter 11 of the United States Code, if such executive is still employed by the WHX Group on such date, and if not still employed  on  such  date,  such  bonus  shall  be  paid  under  certain  limited circumstances;  (iii) the Amended and Restated Employment Agreements for each of
Messrs.  Tabin and Trangucci provide for certain retirement benefits pursuant to a separate unfunded agreement to the extent such benefits cannot be fully funded under the  Company's  Pension  Plan;  (iv) the  Company  and H&H are jointly and severally  liable for all amounts to be paid to each executive there under;  and
(v) the indemnification  provisions were amended to, among other things, provide for  indemnification  of the  executives by the WHX Group to the fullest  extent permitted by the Company's Certificate of Incorporation and By-Laws and Delaware
General  Corporation  Law. On March 4, 2005,  the WHX Group also adopted the WHX
Corporation  Supplemental Executive Retirement Plan, effective as of February 1,
2004,  which  provides  for  specified  benefits  to be paid to  certain  of the executives  pursuant  to the  terms of their  Amended  and  Restated  Employment
Agreements.

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
Murphy,  and $250,000 to Mr. Hynes,  payable in installments,  the last of which vests upon  filing of the  Company's  2005 Annual  Report on Form 10-K,  (ii) an
increase in the life insurance levels provided in the H&H  Post-Retirement  Life
Insurance Program and (iii)  recommendations to the Board of 100,000 options and
25,000 options,  respectively, to purchase Company common stock upon adoption of a stock option plan.  In addition,  each of Messrs  Murphy and Hynes  provided a release to the Company.

      Ms. Ellen T. Harmon became Vice  President,  Secretary and General Counsel of the Company pursuant to a one year employment  agreement on February 6, 2006, which will be  automatically  extended for  successive  one-year  periods unless earlier  terminated  pursuant to its terms. The agreement provides for an annual salary of no less than  $260,000;  25,000  options to  purchase  Company  common stock;  and an annual bonus to be awarded at the Company's sole  discretion.  In the event that either (i) the  agreement is terminated by the Company other than with cause, and other than due to Ms. Harmon's death or disability,  or (ii) Ms.
Harmon elects termination  following a material diminution in her position, or a relocation  of the  Company's  headquarters,  and the Company fails to cure such diminution  or relocation  within 10 days of receipt of written  notice from Ms.
Harmon,  she will receive a payment of one year's base salary at the base salary in effect at the time of termination plus monthly COBRA payments (which will end if she  becomes  eligible  to  receive  comparable  benefits  from a  subsequent
employer),   any  bonus  payments  to  which  she  may  then  be  entitled,  and continuation of a car allowance.  In the event that Ms.  Harmon's  employment is terminated  due to her death or  disability,  her  estate  will be paid all life insurance  proceeds to which it is entitled and she will be paid any  disability insurance proceeds to which she is entitled, respectively.

COMPENSATION  COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.  Messrs.  Davidow,
Goldsmith  and Olshan each served as a member of the  Compensation  Committee of the Board  during the fiscal  year ended  December  31,  2004.  Mr.  Olshan is a retired partner of Olshan Grundman Frome Rosenzweig & Wolosky LLP ("OGFR&W") and
retains the title of Of Counsel.  The Company has retained OGFR&W as its outside counsel since January 1991. The fees paid such firm by the Company do not exceed
5% of such firm's gross revenues for the fiscal year ended December 31, 2004.

ITEM 12.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS

      The following  table sets forth  information  concerning  ownership of the
Common Stock of WHX  outstanding  at November 3,, 2006, by (i) each person known by the  Company  to be the  beneficial  owner of more than five  percent  of its
Common Stock, (ii) each director,  (iii) each of the executive officers named in the summary  compensation table and (iv) all directors and executive officers of the Company as a group.

                                                  Shares
                                               Beneficially     Percentage
Name and Address of Beneficial Owner             Owned(1)      of Class(1)
-------------------------------------            --------      -----------
Steel Partners II, L.P.(2).................      5,029,793          50.3%
590 Madison Avenue
New York, New York  10022

Praesidium Investment Management Company,          726,541          7.27%
LLC (3)....................................
747 Third Avenue
New York, New York  10017

GAMCO Investors, Inc (4)...................        620,270          6.20%
One Corporate Center
Rye, New York  10580-1435

Warren Lichtenstein (2)....................      5,029,793          50.3%

Louis Klein Jr.............................          2,000              *

Garen W. Smith(5)..........................            285              *

Joshua E. Schechter........................              0              0

John J. Quicke................................           0              0

Glen M. Kassan.............................              0              0

Jack L. Howard.............................              0              0

Daniel P. Murphy...........................              0              0

Robert K. Hynes............................              0              0

Neale X. Trangucci.........................              0              0

Stewart E. Tabin...........................              0              0

Neil Arnold................................              0              0

All Directors and Executive Officers as a
Group
(12 persons) ..............................      5,032,078          50.3%

----------------------------
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

                                                               Number of securities
                                                              remaining available for
                                         Weighted-average      future issuance under
               Number of securities to   exercise price of   equity compensation plans
               be issued upon exercise      outstanding        (excluding securities
               of outstanding options,   options, warrants         reflected in
Plan category    warrants and rights        and rights              column (a))
--------------------------------------------------------------------------------------
                         (a)                    (b)                    (c)

Warrants               752,688                11.20

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Warren G. Lichtenstein,  Chairman of the Board of the Company,  is also the sole executive  officer and managing  member of Steel L.L.C.,  the general partner of
Steel.  Mr.  Lichtenstein is also the President,  Chief Executive  Officer and a
Director of SPL, a management  and advisory  company  that  provides  management services  to Steel  and its  affiliates.  Steel  owns  5,029,793  shares  of the
Company's  Common  Stock.  In  addition,  Glen M.  Kassan  (Director  and  Chief
Executive  Officer of WHX), John J. Quicke (Director and Vice President of WHX),
Jack L. Howard  (Director) and Joshua E.  Schechter  (Director) are employees of
Steel Partners, Ltd., an affiliate of Steel.

      Marvin L.  Olshan,  a director  of the  Company  through  July 2005,  is a retired partner of Olshan Grundman Frome Rosenzweig & Wolosky LLP ("OGFR&W") who
retains the title Of Counsel at OGFR&W.  The  Company has engaged  OGFR&W as its outside  counsel since  January 1991.  The fees paid such firm by the Company do not exceed 5% of such firm's gross  revenues for the fiscal year ended  December
31, 2004.

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

      As previously  described,  pursuant to the Management  Agreement with WPN,
WPN  provided  financial,  management  advisory and  consulting  services to the
Company,  including the  management of the assets of the WHX Pension Plan Trust.
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES

      PricewaterhouseCoopers LLP, or "PwC," served as our independent registered public  accounting  firm,  or  "independent  auditor" for the fiscal years ended
December 31, 2003 and 2004. PwC's fees and expenses for services  rendered to us for the  past  two  fiscal  years  are set  forth in the  table  below.  We have determined that the provision of these services is compatible  with  maintaining the independence of our independent  auditors.  The aggregate fees billed by PwC were as follows:

                                  2003          2003
Fees:               2004           WHX        WPC Group
                 ----------    ----------    ----------

Audit            $2,634,722    $  590,000    $   88,000
Audit-related       218,850        88,000        37,000
Tax                  95,900        27,000          --
Other                  --            --          37,000
                 ----------    ----------    ----------

Total            $2,949,472    $  705,000    $  162,000
                 ==========    ==========    ==========

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
             Statement on Form 10).
       3.1   Amended  and  Restated   Certificate   of   Incorporation   of  WHX
             (incorporated  by  reference to Exhibit 3.1 to the  Company's  Form
             10-K filed December 27, 2006).
       3.2   Amended and Restated  By-Laws of WHX  (incorporated by reference to
             Exhibit 3.2 to the Company's Form 10-K filed December 27, 2006).
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
             15, 2004).
       4.4   Amendment No. 3 to Loan and Security Agreement by and among Handy &
             Harman,   certain  of  its   affiliates   and  Congress   Financial
             Corporation,  dated  as of  December  29,  2004.  (incorporated  by reference to Exhibit 4.4 to the Company's  Form 10-K filed December
             27, 2006).
       4.5   Amendment No. 4 to Loan and Security Agreement by and among Handy &
             Harman,  certain of its  affiliates  and  Wachovia  Bank,  National
             Association, a national banking association, successor by merger to
             Congress   Financial   Corporation,   dated  as  of  May  20,  2005
             (incorporated  by  reference to Exhibit 4.5 to the  Company's  Form
             10-K filed December 27, 2006).
       4.6   Amendment No. 5 to Loan and Security Agreement by and among Handy &
             Harman,  certain of its  affiliates  and  Wachovia  Bank,  National
             Association, a national banking association, successor by merger to
             Congress  Financial  Corporation,  dated as of  September  8,  2005
             (incorporated  by  reference to Exhibit 4.6 to the  Company's  Form
             10-K filed December 27, 2006).
       4.7   Amendment  No. 6 and Waiver to Loan and  Security  Agreement by and
             among Handy & Harman,  certain of its affiliates and Wachovia Bank,
             National Association, a national banking association,  successor by merger to Congress Financial Corporation,  dated as of December 29,
             2005  (incorporated  by reference  to Exhibit 4.7 to the  Company's
             Form 10-K filed December 27, 2006).
       4.8   Consent and Amendment  No. 7 to Loan and Security  Agreement by and
             among Handy & Harman,  certain of its affiliates and Wachovia Bank,
             National Association, a national banking association,  successor by merger to Congress Financial  Corporation,  dated as of January 24,
             2006  (incorporated  by reference  to Exhibit 4.8 to the  Company's
             Form 10-K filed December 27, 2006).
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
             2006  (incorporated  by reference to Exhibit 99.1 to the  Company's
             Form 8-K filed November 03, 2006).
       4.12  Amendment  No. 11 to the Loan and  Security  Agreement by and among
             Handy & Harman and its  subsidiaries,  and Wachovia Bank,  National
             Association,  as agent,  dated December 28, 2006  (incorporated  by reference to Exhibit 99.1.3 to the Company's Form 8-K filed January
             4, 2007).
       4.13  Amendment  No. 12 to the Loan and  Security  Agreement by and among
             Handy & Harman and its  subsidiaries,  and Wachovia Bank,  National
             Association,  as agent,  dated December 28, 2006  (incorporated  by reference to Exhibit 99.1.4 to the Company's Form 8-K filed January
             4, 2007).
       4.14  Certificate  of  Designations,  Preferences  and Other  Rights  and
             Qualifications  of  Series  A  Preferred  Stock  of  WHX  CS  Corp.
             (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed November 1, 2005).
       4.15  Loan and Security Agreement by and among Handy & Harman, certain of its  affiliates  and  Ableco  Finance  LLC,  dated  March 31,  2004
             (incorporated  by  reference to Exhibit 4.3 to the  Company's  Form
             10-K filed April 14, 2004).
       4.16  Loan and Security Agreement  Amendment by and among Handy & Harman, certain of its  affiliates  and  Canpartners  Investments  IV, LLC, dated as of October 29, 2004  (incorporated by reference to Exhibit
             4.3 to the Company's Form 10-Q filed November 15, 2004).
       4.17  Amendment No. 2 to Loan and Security Agreement by and among Handy &
             Harman,  certain of its affiliates and Canpartners  Investments IV,
             LLC,  dated as of December 29, 2004  (incorporated  by reference to
             Exhibit 4.15 to the Company's Form 10-K filed December 27, 2006).
       4.18  Amendment  No. 3 and Waiver to Loan and  Security  Agreement by and
             among Handy & Harman,  certain of its affiliates and Steel Partners
             II, L.P., successor by assignment from Canpartners  Investments IV,
             LLC,  dated as of December 29, 2005  (incorporated  by reference to
             Exhibit 4.16 to the Company's Form 10-K filed December 27, 2006).
       4.19  Consent and Amendment  No. 4 to Loan and Security  Agreement by and
             among Handy & Harman,  certain of its affiliates and Steel Partners
             II, L.P., successor by assignment from Canpartners  Investments IV,
             LLC,  dated as of January 24, 2006  (incorporated  by  reference to
             Exhibit 4.17 to the Company's  Form 10-K filed  December 27, 2006).
       4.20  Amendment No. 5 to Loan and Security Agreement by and among
             Handy & Harman,  certain of its  affiliates  and Steel Partners II,
             L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of March 31, 2006  (incorporated  by  reference to Exhibit
             4.2 to the Company's Form 8-K filed April 6, 2006).
       4.21  Amendment No. 6 to the Loan and Security Agreement by and
             among Handy & Harman, certain of its affiliates and Steel
             Partners  II,  L.P.,   successor  by  assignment  from  Canpartners
             Investments  IV, LLC,  dated as of July 18, 2006  (incorporated  by reference to Exhibit 99.2 to the Company's  Form 8-K filed July 24,
             2006).
       4.22  Amendment  No. 7 to the Loan and  Security  Agreement  by and among
             Handy & Harman,  certain of its  affiliates  and Steel Partners II,
             L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of October 30, 2006  (incorporated by reference to Exhibit
             99.2 to the Company's Form 8-K filed November 3, 2006).
       4.23  Amendment  No. 8 to the Loan and  Security  Agreement  by and among
             Handy & Harman and its  subsidiaries,  and Steel  Partners II, L.P, dated  December  28, 2006  (incorporated  by  reference  to Exhibit
             99.1.5 to the Company's Form 8-K filed January 4, 2007).
       4.24  Amendment  No. 9 to the Loan and  Security  Agreement  by and among
             Handy & Harman and its subsidiaries,  and Steel Partners ,II., L.P.
             dated  December  28, 2006  (incorporated  by  reference  to Exhibit
             99.1.6 to the Company's Form 8-K filed January 4, 2007).

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
      10.4   Warrant  Agreement by and between the Company and  Equiserve  Trust
             Company, N.A., dated as of July 29, 2005 (incorporated by reference to  Exhibit  10.4 to the  Company's  Form 10-K filed  December  27,
             2006).
      10.5   Acknowledgement  and Release dated  November 14, 2005, by and among
             WHX, H&H and Robert K. Hynes  (incorporated by reference to Exhibit
             10.2 to the Company's Form 8-K filed April 6, 2006).
      10.6   Acknowledgement and Release dated November 10, 2005, by and between
             H&H and Daniel P. Murphy (incorporated by reference to Exhibit 10.1 to the Company's 8K filed April 6, 2006).
      10.7   Employment  Agreement  by and among WHX,  H&H and Ellen T.  Harmon, dated as of February 6, 2006  (incorporated by reference to Exhibit
             10.7 to the Company's Form 10-K filed December 27, 2006).
      10.8   Stock  Purchase  Agreement  by and between  WHX CS Corp.  and Steel
             Partners  II,  L.P.,  dated  October  26,  2005   (incorporated  by
             reference to Exhibit 10.1 to the Company's  Form 8-K filed November
             1, 2005).
      10.9   Supplemental  Executive Retirement Plan (As Amended and Restated as
             of January 1, 1998)  (incorporated  by reference to Exhibit 10.9 to the Company's Form 10-K filed December 27, 2006).
      10.10  Agreement by and among the Pension  Benefit  Guaranty  Corporation,
             WHX       Corporation,       Wheeling-Pittsburgh       Corporation,
             Wheeling-Pittsburgh  Steel Corporation and the United Steel Workers
             of America,  AFL-CIO-CLC,  dated as of July 31, 2003 ( incorporated by  reference  to Exhibit  10.10 to the  Company's  Form 10-K filed
             December 27, 2006).
      10.11  2006 Bonus Plan of the Company. (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed December
             27, 2006)
             10.12 Settlement  Agreement by and among WHX  Corporation,  Handy &
             Harman, and Pension Benefit Guaranty Corporation dated December 28,
             2006  (incorporated by reference to Exhibit 99.1.2 to the Company's
             Form 8-K filed January 4, 2007).
     *10.12  Asset Purchase Agreement by and among Illinois Tool Works Inc., ITW
             Canada, OMG Roofing, Inc. and OMG, Inc, dated December 28, 2006.
      14.1   Code of Ethics of WHX  Corporation  (incorporated  by  reference to
             Exhibit 14.1 to the Company's Form 10-K filed December 27, 2006).
      21.1   Subsidiaries  of Registrant  (incorporated  by reference to Exhibit
             21.1 to the Company's Form 10-K filed December 27, 2006).
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

   (b) Financial Statements and Schedules:

      1.Audited Financial Statements of WHX Corporation (Parent Only).

      2. Schedule II - Valuation and Qualifying Accounts and Reserves

* - filed herewith.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2007.

                                          WHX CORPORATION

                                          By: /s/ Glen M. Kassan
                                              ---------------------------
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

By: /s/ Warren G. Lichtenstein                            March 8, 2007
    ---------------------------------------------         ------------
    Warren G. Lichtenstein, Chairman of the Board         Date

By: /s/ Glen M. Kassan                                    March 8, 2007
    --------------------------------------------          ------------
    Glen M. Kassan, Director and Chief Executive          Date
    Officer (Principal Executive Officer)

By: /s/ Robert K. Hynes                                   March 8, 2007
    ---------------------------------------------         ------------
    Robert K. Hynes, Chief Financial Officer              Date
    (Principal Accounting Officer)

By: /s/ Joshua E. Schechter                               March 8, 2007
    ---------------------------------------------         ------------
    Joshua E. Schechter, Director                         Date

By: /s/ John J. Quicke                                    March 8, 2007
    ---------------------------------------------         ------------
    John J. Quicke, Director                              Date

By: /s/ Louis Klein, Jr.                                  March 8, 2007
    ---------------------------------------------         ------------
    Louis Klein Jr., Director                             Date

By: /s/ Jack L. Howard                                    March 8, 2007
    ---------------------------------------------         ------------
    Jack L. Howard, Director                              Date

By: /s/ Daniel P. Murphy, Jr.                             March 8, 2007
    ---------------------------------------------         ------------
    Daniel P. Murphy, Jr., Director                       Date

By: /s/ Garen W. Smith                                    March 8, 2007
    ---------------------------------------------         ------------
    Garen W. Smith, Director                              Date

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Stockholders of WHX Corporation:

      Our audits of the  consolidated  financial  statements  referred to in our report  dated  December  14,  2006  appearing  in  the  2004  Annual  Report  to
Shareholders  of  WHX  Corporation  (which  report  and  consolidated  financial statements  are included in Item 8 of this Form 10-K) also  included an audit of the financial statement schedules listed in Item 15(b) (1) and Item 15(b) (2) of this Form 10-K.  In our  opinion,  the  financial  statement  schedules  present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

      As  discussed in Note 1 to the WHX  Corporation  (Parent  Only)  financial statements  (the "WHX  financial  statements"),  the 2003 and 2002  consolidated financial  statements and the 2003 and 2002 WHX financial  statements  have been restated.

      As discussed in Note 4 to the WHX financial statements,  effective January
1, 2002, WHX Corporation adopted Statement of Financial Accounting Standards No.
142, "Goodwill and Other Intangible Assets".

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

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
New York, New York
December 14, 2006

WHX CORPORATION (PARENT ONLY)

STATEMENTS OF OPERATIONS
                                                                 Year Ended December 31,
                                                            2004        2003        2002
                                                         ---------    ---------    ---------
                                                                    (As Restated) (As Restated)
                                                                    (In Thousands)
Cost and Expenses:

Pension expense (credit)                                 $  (3,957)   $   5,114    $   7,446
Pension - Curtailment and special benefits                    --         48,102         --
Administrative and general expense                          10,198       10,157        8,531
                                                         ---------    ---------    ---------
       Subtotal - expenses                                   6,241       63,373       15,977
                                                         ---------    ---------    ---------

Interest expense                                            10,775       11,276       16,977
Interest Income -H& H Subordinated Note                     (2,264)        --           --
Gain on early retirement of debt                              --          2,999       42,491
Gain on disposition of WPC                                    --            534         --
Contribution to WPC group                                     --           --         20,000
Gain on sale of Unimast net of taxes                          --           --         11,860
Other income (expense) - net                                 5,940       (2,369)      (2,495)
                                                         ---------    ---------    ---------
LOSS BEFORE TAXES AND EQUITY LOSSES OF SUBSIDIARIES         (8,812)     (73,485)      (1,098)
Tax provision                                                 --          7,800        2,465
                                                         ---------    ---------    ---------
Net loss before equity in after-tax
    losses of subsidiaries                                  (8,812)     (81,285)      (3,563)
Equity in after tax losses of subsidiaries                (131,632)     (78,639)     (13,810)
Equity in after tax income of discontinued operations         --           --         10,601
Equity in cumulative effect of change in accounting by
subsidiaries                                                  --           --        (41,129)
                                                         ---------    ---------    ---------

NET LOSS                                                  (140,444)    (159,924)     (47,901)
Less: Dividend requirement for preferred stock              19,424       19,424       19,224
                                                         ---------    ---------    ---------
Net loss applicable to common stock                      $(159,868)   $(179,348)   $ (67,125)
                                                         =========    =========    =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
Balance Sheets
                                                                           December 31,
                                                                   -----------------------------
                                                                     2004              2003
                                                                   -----------------------------
                  ASSETS                                                           (As Restated)
                                                                          (in thousands)

Current assets:
Cash and cash equivalents                                          $     458        $     312
Other current assets                                                   2,698            3,408
                                                                   ---------        ---------
    Total current assets                                               3,156            3,720

Investment in and advances to subsidiaries - net                      12,566          196,336
Intangible pension asset                                               1,953              716
Prepaid pension asset                                                   --               --
Subordinated Note - Handy & Harman                                    49,290            3,577
Deferred income taxes                                                   --               --
Deferred charges and other assets                                        390            3,886
                                                                   ---------        ---------
                                                                   $  67,355        $ 208,235
                                                                   =========        =========

    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accrued expenses                                                   $   5,482        $   4,055
Current portion of long-term debt                                     92,820             --
                                                                   ---------        ---------
    Total current liabilities                                         98,302            4,055

Long-term debt                                                          --             92,820
Accrued pension liability                                             18,786           27,367
Other post-employment benefits                                           194             --
Additional minimum pension liability                                  47,002           20,313
                                                                   ---------        ---------
                                                                     164,284          144,555
                                                                   ---------        ---------

Commitments and contingencies

Stockholders' (Deficit) Equity:
Preferred stock - $.10 par value; 10,000 shares authorized;
   5,523 shares issued and outstanding                                   552              552
Common stock - $.01 par value;  60,000 shares authorized;
   5,486 shares issued and outstanding                                    55               55
Accumulated other comprehensive  loss                                (36,611)         (16,380)
Additional paid-in capital                                           556,206          556,206
Unearned compensation - restricted stock awards                          (33)             (99)
Accumulated deficit                                                 (617,098)        (476,654)
                                                                   ---------        ---------
                                                                     (96,929)          63,680
                                                                   ---------        ---------
                                                                   $  67,355        $ 208,235
                                                                   =========        =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
CONSOLIDATED STATEMENTS OF CASH FLOWS                                              Year Ended December 31,
                                                                       -----------------------------------------------
                                                                          2004             2003             2002
                                                                       ---------        ---------         ---------
              (in thousands)                                                          (As restated)     (As restated)
Cash flows from operating activities:
   Net loss                                                            $(140,444)       $(159,924)        $ (47,901)
   Items not affecting cash from operating activities:
      Amortization of deferred financing fees                                992              951             1,651
      Deferred income taxes                                                 --              2,471             2,465
      Gain on WPSC note recovery                                          (5,596)            --
      Gain on sale of discontinued operations                                                               (18,747)
      Equity in after-tax losses of subsidiaries                         131,632           78,639            20,810
      Equity in cumulative effect of change in
        accounting by subsidiaries                                          --               --              41,129
      Equity in after-tax income from discontinued operations               --               --             (10,601)
      Gain on disposition of WPC                                            --               (534)             --
      Pension curtailment and special benefits                              --             48,102              --
      Gain on early retirement of debt                                      --             (2,999)          (42,491)
 Decrease/(increase)  in  working  capital  elements
      Receivables - including affiliated companies                        55,037           76,165            54,472
      Other current                                                       (6,194)          (9,277)            6,019
 Other items (net)                                                         2,572              958               335
                                                                       ---------        ---------         ---------
 Net cash provided by operating activities                                37,999           34,552             7,141
                                                                       ---------        ---------         ---------

 Cash flows from investing activities:
      Receipts from/(advances to) WPC                                       --            (19,500)            1,250
      Dividend from affiliated companies                                    --              2,713              --
      Handy & Harman - Subordinated Note                                 (43,449)            --                --
      Cash received on WPSC note recovery                                  5,596             --                --
      Net proceeds from sale of  discontinued operations                                                     84,869
      Contribution to Handy & Harman                                        --             (8,000)           (5,000)
                                                                       ---------        ---------         ---------
 Net cash provided by/(used in) by investing activities
                                                                         (37,853)         (24,787)           81,119
                                                                       ---------        ---------         ---------
 Cash flows from financing activities:
      Cash paid on early extinguishment of debt                             --            (14,302)          (87,612)
      Due from Unimast                                                      --              3,204              --
                                                                       ---------        ---------         ---------
 Net cash used by financing activities                                      --            (11,098)          (87,612)
                                                                       ---------        ---------         ---------
 Net change for the period                                                   146           (1,333)              648
 Cash and cash equivalents at beginning of period                            312            1,645               997
                                                                       ---------        ---------         ---------
 Cash and cash equivalents at end of period                            $     458        $     312         $   1,645
                                                                       =========        =========         =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

NOTES TO WHX PARENT ONLY FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND

      BASIS OF PRESENTATION

      The WHX Corporation (Parent Only) ("WHX") financial statements include the accounts of all  subsidiary  companies  accounted for under the equity method of accounting.  Certain information and footnote  disclosures  normally included in financial  statements  prepared in accordance with generally accepted accounting principles  ("GAAP")  have been  condensed  or  omitted.  These WHX parent  only financial  statements  are prepared on the same basis of  accounting  as the WHX
consolidated  financial  statements,   except  that  the  WHX  subsidiaries  are
accounted for under the equity method of accounting.  For a complete description of the  accounting  policies and other required GAAP  disclosures,  refer to the
Company's audited consolidated  financial statements for the year ended December
31, 2004 contained in Item 8 of this Form 10-K.

        WHX is a  holding  company  that has been  structured  to  invest in and manage a diverse group of businesses.  Its primary subsidiary company is Handy &
Harman (H&H), a diversified manufacturing company whose strategic business units encompass  three  segments:  precious  metal,  wire and tubing,  and  engineered materials.  Other  subsidiaries of WHX include  unrestricted  investments in WHX
Aviation, WHX Metals, and Wheeling-Pittsburgh  Capital Corporation.  These other subsidiaries  maintain certain investments on behalf of the parent company,  but have no other operating  activity.  On December 31, 2003 Handy & Harman acquired the outstanding common stock of Canfield Metal Coatings from WHX in exchange for
a  subordinated  note.  WHX  also  had  a  wholly  owned  subsidiary,   Wheeling
-Pittsburgh  Corporation and its subsidiaries  (the "WPC Group") which filed for bankruptcy  on November  16, 2000 and,  as a result of this  bankruptcy,  was no longer  reported  as part of the WHX  consolidated  group  as of the  bankruptcy filing  date  (See  Note  4 to  the  consolidated  financial  statements  of WHX
Corporation and it  subsidiaries in Item 8 of this Form 10-K (the  "consolidated financial statements")).

      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      As  described in Note 1b to the  consolidated  financial  statements,  WHX
Corporation and its consolidated  subsidiaries  (the "Company") has restated its
2003 and prior  year's  financial  statements  to  correct  its  accounting  for goodwill  impairment,  certain tax  matters,  and other  corrections,  including accounting  for derivative  instruments  and the related impact on inventory and its  accounting  for  an  executive  life  insurance  program,  as  well  as its presentation of investment  borrowings in the statement of cash flows.  With the exception of certain tax matters, the items being restated represent adjustments recorded in the financial statements of the WHX subsidiaries,  and are reflected in the 2003 and 2002 restated WHX financial  statements as  corrections  to: the statement of operations - (i) equity in after-tax  losses of  subsidiaries,  and
(ii) equity in cumulative  effect of change in accounting by  subsidiaries;  the balance  sheet  -  (iii)  investment  in  and  advances  to  subsidiaries,  (iv)
accumulated  comprehensive loss, and (v) accumulated  deficit; and the statement of cash  flows - (vi)  equity in  after-tax  losses of  subsidiaries,  and (vii)
equity in cumulative effect of change in accounting by subsidiaries .

      WHX  previously  consolidated  its  subsidiaries,  other  than H&H and its subsidiaries,  in these parent-only financial statements. Upon further review of the  requirements  for  reporting  under  this  supplemental  schedule,  WHX has concluded  that its previous  reporting  was incorrect and has restated the 2003 and 2002  financial  statements  to present the parent  company on a stand-alone basis with all subsidiary activity flowing through equity in after-tax losses of
subsidiaries   within  the  statement  of  operations  and  equity  in  loss  of subsidiaries  in the  statement  of cash  flows.  In  addition,  the  previously reported  Investment  in and  advances to  subsidiaries  -net as of December 31,
2003, has been restated from $119,830 to $196,336 to include the net activity of all subsidiaries of WHX for the year ended December 31, 2003 and prior years.

      LIQUIDITY

      The accompanying financial statements have been prepared assuming WHX will continue as a going  concern.  WHX has  incurred  net losses of $140.4  million,
$159.9  million,  and $47.9 million for the years ended December 31, 2004,  2003 and 2002,  respectively,  and had an accumulated deficit of $617.1 million as of
December 31, 2004.

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

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there have been no dividends  from H&H to WHX, and the sole source  of cash  flow  for WHX  has  consisted  of  partial  payment  of the H&H subordinated  debt to WHX of $9.0  million,  which  required the approval of the banks participating in the H&H bank facility. Subsequent to this transaction, in
2006, the remaining intercompany  subordinated debt balance of $44.2 million was converted to equity.

      As of September 30, 2006, WHX had cash of  approximately  $0.7 million and current liabilities of approximately $9.5 million. WHX also has significant 2006
cash  flow  obligations,   including  without  limitation  the  minimum  funding
requirement  for the WHX Pension  Plan,  which is estimated to be $20.6  million
($4.9  million was paid as of July 14, 2006 and $5.0  million was paid by H&H in
October 2006) and estimated other administrative costs for 2006 of approximately
$3.8 million.  The Pension Benefit  Guaranty  Corporation  ("PBGC") filed a lien against  the assets of H&H to  collateralize,  among other  things,  the funding deficiency existing as a result of WHX's failure to make required  contributions to the WHX Pension  Plan,  and on October 20, 2006 the PBGC  entered into a lien subordination  agreement  with H&H's  revolving  credit  facility  lender.  This subordination  agreement  provides that the  subordination  provisions shall not apply to any debt incurred  after  December 31, 2006.  As previously  indicated, there  are no  current  sources  of  cash  available  to WHX  to  satisfy  these
obligations,   other  than  the  sale  of  its  subsidiary's  equity  investment
(estimated  market  value  at  September  30,  2006 of $5.0  million),  possible insurance  proceeds  from current  litigation,  or the sale of H&H (which is not currently  contemplated).  If WHX does not obtain  additional  liquidity,  it is likely that WHX will not have sufficient cash to continue to operate through the end of 2007.

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

                                                               December 31
                                                            2004          2003
                                                          --------      --------
                   (in Thousands)                                     (As Restated)
Investment in:

Handy & Harman                                            $ (4,590)     $124,852
WHX Aviation                                                   145        26,046
WHX Capital                                                   --          29,319
Wheeling-Pittsburgh Capital Corporation                     17,011         1,119
WHX Metals                                                    --          15,000
                                                          --------      --------
Investment in and advances to subsidiaries - net          $ 12,566      $196,336
                                                          ========      ========

      The decrease in the Investment in Subsidiaries account principally results from the 2004  net  loss of H&H,  which  included  a $79.8  million  charge  for goodwill impairment, an $8.2 million charge for impairment of long-lived assets, and environmental remediation expenses and penalty totaling $32.8 million.

      The H&H loan agreements  contain  provisions  restricting cash payments to
WHX. The agreements allow the payment of management fees,  income taxes pursuant to tax sharing agreements, and certain other expenses. In addition dividends may be paid under certain  conditions.  At December 31, 2004 the net  liabilities of
H&H  amounted  to  $14.3  million.  Under  these  circumstances,  the  H&H  loan agreements  prohibit the payment of  dividends  to WHX. On March 31,  2004,  H&H obtained new financing agreements to replace its existing credit facilities. The new  financing  agreements  included a revolving  credit  facility  and two term loans. Concurrent with the new financing agreements, WHX loaned $43.5 million to
H&H to repay, in part, the existing credit facilities (the "Subordinated Note").
Such loan was  subordinated to the new financing  agreements.  On March 31, 2006
H&H  entered  into an  amendment  to one of the term loans  which,  among  other things,  provided  for  the  payment  of  $9.0  million  from  H&H  towards  the outstanding  balance of the Subordinated  Note.  Subsequent to this transaction, the remaining balance of the Subordinated Note was converted to equity.

NOTE 3 -  OTHER INCOME (EXPENSE)

                                                  Year Ended December 31,
                                            2004        2003           2002
                                          -------      -------       -------
                                                    (As Restated)  (As Restated)
                                                   (In Thousands)
Interest and investment income/(loss)     $   310      $   120       $     6
Gain on WPSC Note Recovery (a)              5,596         --            --
WPN management fee (b)                       --         (2,500)       (2,500)
Other, net                                     34           11            (1)
                                          -------      -------       -------
                                          $ 5,940      $(2,369)      $(2,495)
                                          =======      =======       =======

      (a) As part of the amended Chapter 11 Plan of  Reorganization  for the WPC
Group,  WHX  had  agreed  conditionally  to  provide  additional  funds  to WPSC amounting to $20.0 million. On August 1, 2003, upon consummation of the WPC POR,
WHX contributed $20.0 million in cash to the reorganized  company and received a
$10.0 million subordinated note from WPSC. This note was fully reserved in 2003.
In July 2004,  WHX  realized  $5.6  million upon the sale of the note to a third party and,  accordingly,  the reserve was reversed and $5.6 million was recorded in other income in the second quarter of 2004.

      (b)  Pursuant to a  management  agreement  as amended,  and  approved by a majority of the  non-management  directors of the Company,  WPN provided certain financial,  management  advisory and  consulting  services to WHX. Such services
included,   among  others,   identification,   evaluation  and   negotiation  of
acquisitions,  financing matters for WHX and its subsidiaries,  review of annual and quarterly budgets,  supervision and administration,  as appropriate,  of all
WHX's accounting and financial functions and review and supervision of reporting obligations  under  Federal and state  securities  laws.  In  exchange  for such services, WPN received a monthly fee of $520,833 during 2002 and through October
2003 and $400,000 per month thereafter.  In January 2004 the Company  announced, among other things,  the retirement of the Chairman of the Board.  In connection with this  announcement,  effective  February 1, 2004, the management  agreement between WHX and WPN was terminated.

NOTE 4 - EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES

The  following  schedule  provides  a  summary  of  equity  earnings  (loss)  of subsidiaries,  excluding the cumulative effect of an accounting  change,  net of tax, by the subsidiaries:

                                                  Year Ended December 31,
                                             2004         2003         2002
                                           -------      -------       -------
                                                    (As Restated)  (As Restated)
                                                   (In Thousands)

Handy & Harman                            $(134,727)   $ (87,533)    $ (19,210)
CMCC (a)                                       --          2,453         2,566
WHX Aviation                                  1,256         (986)         (909)
Wheeling-Pittsburgh Capital Corporation       1,839        5,234         3,332
WHX Metals                                     --          2,193           411
                                          ---------    ---------     ---------
                                          $(131,632)   $ (78,639)    $ (13,810)
                                          =========    =========     =========

(a) Effective December 31, 2004 CMCC is a subsidiary of Handy & Harman.

      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial  Accounting  Standards  Nos. 141 and 142,  "Business  Combinations"
("SFAS  141")  and  "Goodwill  and  Other   Intangible   Assets"  ("SFAS  142"),
respectively,  and  changed  its  accounting  accordingly.  As a  result  of the adoption of SFAS 142, H&H, (the only subsidiary  owned by the Company that had a carrying  value for goodwill) did not record  amortization  expense for existing goodwill  during the year ended December 31, 2002. In accordance  with SFAS 142, upon  adoption,  H&H tested its existing  goodwill for impairment and recorded a
$41.1  million  non-cash  goodwill  impairment  charge  relating  to  two of its subsidiaries.  This  charge is shown as a  cumulative  effect  of an  accounting change.  The Company  recorded  this  charges  because the fair value of the two reporting  units,  as determined by estimated cash flow  projections,  were less than the reporting units' carrying value.

NOTE 5 - DISCONTINUED OPERATION

      As a result  of the sale of  Unimast,  the WHX  financial  statements  and related notes for the periods presented herein reflect Unimast as a discontinued
operation.

      At December 31, 2002 WHX Corporation had a note receivable of $3.2 million due from  Unimast.  This note paid interest at a variable rate and matured March
2003.  Interest  remitted by Unimast to WHX  amounted to $30,000 and $163,000 in
2003 and 2002,  respectively.  Unimast remitted  principal payments amounting to
$3.2 million and $2.0 million to WHX in 2003 and 2002, respectively.

      WHX received management fees from Unimast of $146,000 in 2002.

NOTE 6 - RELATED PARTY TRANSACTIONS

      For the year ended  December 31, 2002,  WHX charged its  subsidiary,  H&H,
$750,000 as a management  fee.  WHX did not charge H&H a management  fee in 2004 and 2003.

      Unimast was included in WHX's  consolidated tax return,  up to its sale on
July  31,  2002.  The Tax  Sharing  Agreement  with  Unimast  specified  funding requirements to WHX as pre-tax income  multiplied by the federal statutory rate.
To the  extent  that  this  cash  payment  to WHX  exceeds  or is less  than the requirement  "as if"  Unimast  was an  independent  corporation,  a dividend  or capital contribution is recorded by WHX. Income tax payments to WHX from Unimast in 2002 amounted to $6.2 million.

      In 2003, WHX  contributed  $8.0 million to H&H. In 2002,  WHX  contributed
$5.0 million to H&H.

      In 2003,  WHX  advanced  to H&H $12.3  million,  representing  anticipated insurance proceeds due to H&H under WHX's property insurance policy. At December
31, 2004 and 2003,  $7.3  million of such  payment is included in WHX  financial statements as an advance to H&H.

      At December 31, 2003,  H&H  acquired the stock of Canfield  Metal  Coating
Corporation  from WHX at book value in exchange for a  subordinated  note in the amount of $3.6 million.

      Concurrently  with the March 31, 2004 refinancing of H&H, WHX loaned $43.5 million to H&H to repay,  in part, the Senior Secured  Credit  Facilities.  Such loan is  subordinated to the loans from Wachovia and  Canpartners.  In addition,
WHX deposited  $5.0 million of cash with Ableco as  collateral  security for the
H&H obligation. All of the cash collateral was returned to WHX prior to December
31, 2004.

NOTE 7 - SUBSEQUENT EVENTS (UNAUDITED)

PENSION FUNDING WAIVER:

      On December 20, 2006, the Internal  Revenue  Service granted a conditional waiver of the minimum funding requirements for the WHX Pension Plan for the 2005 plan year (the "IRS Waiver") in accordance  with section 412 (d) of the Internal
Revenue Code and section 303 of the Employee  Retirement Income and Security Act
of 1974, as amended ("ERISA"),  and on December 28, 2006, WHX, H&H, and the PBGC
entered  into a  settlement  agreement  (the  "PBGC  Settlement  Agreement")  in connection  with the IRS waiver and  certain  other  matters.  The IRS Waiver is subject to certain conditions, including a requirement that the Company meet the minimum funding  requirements for the WHX Pension Plan for the plan years ending
December  31,  2006  through  2010,  without  applying  for  a  waiver  of  such requirements.  The PBGC Settlement  Agreement and related agreements provide, in part,  for (i) the  amortization  of the  waived  amount of $15.5  million  (the
"Waiver  Amount")  over a period  of five  years,  (ii) the  PBGC's  consent  to increase  borrowings  under H&H's  senior  credit  facility  to $125  million in connection  with the  closing  of an  acquisition  described  below,  (iii)  the resolution of any potential issues under Section 4062(e) of ERISA, in connection with the  cessation of  operations  at certain  facilities  owned by WHX, H&H or their  subsidiaries,  and (iv) the granting to the PBGC of subordinate  liens on the  assets  of H&H  and its  subsidiaries,  and  specified  assets  of WHX,  to collateralize  WHX's obligation to pay the Waiver Amount to the WHX Pension Plan and to make  certain  payments  to the WHX  Pension  Plan  in the  event  of its termination.  As a result of the PBGC  Settlement  Agreement and the IRS Waiver,
based on  estimates  from WHX's  actuary,  the  Company  now expects its minimum funding  requirement for the specific plan year and the amortization of the 2005 requirement  to be $13.1  million  (paid in full in 2006),  $6.7  million,  $7.9 million,  and $18.3 million  (which  amounts  reflect the recent  passage of the
Pension  Protection  Act  of  2006)  in  2006,  2007,  2008  and  through  2011, respectively.

AMENDMENTS TO CREDIT FACILITIES:

      On December 27, 2006,  upon the filing of the Company's 2005 Annual Report on Form 10-K,  Wachovia  provided H&H with an additional $7.0 million loan. This was  pursuant  to an  Amendment  signed  on  October  30,  2006  which  made the additional funds conditional upon the filing of the Company's 2005 Annual Report on Form 10-K.

      On December 28, 2006, H&H and certain of H&H's subsidiaries  amended their
Loan and Security  Agreement with Wachovia  ("Amendment  No. 11") and their Loan and Security  Agreement with Steel ("Amendment No. 8"). The amendments  provide, in part,  for the  consummation  of the  transactions  contemplated  by the PBGC
Settlement  Agreement and the waiver of possible events of default that may have occurred relating to the matters covered by the PBGC Settlement Agreement.

      On December 28, 2006, H&H, and certain of H&H's subsidiaries amended their
Loan and Security  Agreement with Wachovia  ("Amendment  No. 12") and their Loan and  Security  Agreement  with  Steel  ("Amendment  No.  9").  Amendment  No. 12 provides,  in part,  for a $42 million term loan funded by Ableco Finance LLC, a portion of which was used to fund the acquisition described below. Amendment No.
9 included conforming amendments.

      As stated above,  H&H granted a lien of $15.5 million on its assets to the
PBGC on December 28, 2006 in connection with the PBGC Settlement Agreement. Such lien is subordinate to that of Wachovia,  but senior to that of Steel.  Thus, on that same date,  WHX entered into a guarantee  agreement with Steel in which WHX agreed to guarantee up to $15.5 million of principal amount of H&H's Term B Loan owed to Steel.  To  collateralize  this  guarantee,  Steel  was  granted a first priority lien on specified assets of WHX.

ACQUISITION:

      Effective December 28, 2006,  pursuant to an Asset Purchase Agreement (the
"Asset Purchase  Agreement")  dated as of December 28, 2006, a subsidiary of H&H acquired a mechanical  roofing  fastener  business from Illinois Tool Works Inc.
The purchase price was  approximately  $26 million,  including a working capital adjustment.  This acquired business develops and manufactures  fastening systems for the commercial  roofing industry.  WHX believes this acquisition  solidifies its position as a leading  manufacturer  and supplier of  mechanical  fasteners, accessories  and  components,  and  building  products  for the  commercial  and residential construction industry.

      Funds for payment of the purchase  price by H&H were obtained  pursuant to
H&H's existing revolving credit facility (as discussed above).

LIQUIDITY:

            As of December 31, 2006, WHX had cash of approximately  $0.8 million and current liabilities of approximately $7.5 million, including $5.1 million of mandatorily  redeemable  preferred shares issued by a wholly owned subsidiary of
WHX in 2005 and  payable  to a  related  party.  H&H's  availability  under  its revolving credit facility and other facilities as of December 31, 2006 was $19.1 million.  Such  facilities  expire in March 2007. The Company  continues to have significant cash flow obligations,  including without limitation the amounts due for the WHX Pension Plan (as amended by the PBGC Settlement  Agreement described above). Based on the Company's forecasted borrowings,  the funds available under its credit facilities may not be sufficient to fund debt service costs,  working capital demands and environmental remediation costs. Additionally,  there can be no assurance  that the Company will be able to obtain  replacement  financing at commercially  reasonable  terms upon the  expiration  of its credit  facilities.
Consequently,  there  continues  to be  substantial  doubt  about the  Company's ability to continue as a going concern.

                                                   WHX Corporation
                             Schedule II -Valuation and Qualifying Accounts and Reserves

                                                            Balance at    Charged to     Additions/     Balance at
                                                            Beginning     Costs and     (Deductions)      End of
Description                                                 of Period      Expenses       Describe       of Period
--------------------------------------------------------------------------------------------------------------------

Deducted from asset accounts:

Year ended December 31, 2004

Valuation allowance on foreign NOL's                           5,810         --           (5,810)(1)          --
Valuation allowance on federal NOL's                          31,694        8,900           --              40,594
Valuation allowance on other net deferred tax assets          16,689       15,100          7,380(2)         39,169
                                                            -------------------------------------------------------
                                                              54,193       24,000          1,570            79,763
                                                            -------------------------------------------------------
Allowance for Doubtful Accounts                                1,003          249            (14)            1,238
                                                            -------------------------------------------------------
Total                                                         55,196       24,249          1,556            81,001
                                                            -------------------------------------------------------

Year ended December 31, 2003 (as restated)

Valuation allowance on foreign NOL's                           5,350          460           --               5,810
Valuation allowance on federal NOL's                            --         31,694           --              31,694
Valuation allowance on other net deferred tax assets            --         13,543          3,146(2)         16,689
                                                            -------------------------------------------------------
                                                               5,350       45,697          3,146            54,193
                                                            -------------------------------------------------------
Allowance for Doubtful Accounts                                2,307          621         (1,925)            1,003
                                                            -------------------------------------------------------
Total                                                          7,657       46,318          1,221            55,196
                                                            -------------------------------------------------------

Year ended December 31, 2002 (as restated)

Valuation allowance on foreign NOL's                           2,429        2,921           --               5,350
Allowance for doubtful accounts                                1,563        1,798         (1,054)            2,307
                                                            -------------------------------------------------------
                                                               3,992        4,719         (1,054)            7,657
                                                            -------------------------------------------------------

(1)  Reduction of NOLs (and related valuation allowance) due to expiration of carryforward period.

(2)  Increase in valuation allowance relates to deferred tax asset for minimum pension liabilities recorded in other comprehensive income.

