Form 10-Q
period 2005-03-31
WHX CORP
filed 2007-03-09
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2005

|_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from____________________to____________________

                          COMMISSION FILE NUMBER 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      13-3768097
                --------                                      ----------
        (State of Incorporation)                             (IRS Employer
                                                          Identification No.)

        555 THEODORE FREMD AVENUE
              RYE, NEW YORK                                      10580
              -------------                                      -----
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

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate by check mark whether the  registrant has filed all documents and reports  required  to be  filed by  Section  12,  13 or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan
confirmed by a court. Yes |_| No |X|

The number of shares of Common Stock issued and  outstanding  as of December 31,
2006 was 10,000,485.

PART I. ITEM 1: FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                                  2005            2004
                                                               ---------       ---------
                                                                             (as Restated)
                                                             (in thousands except per share)

Net sales                                                      $ 105,859       $  97,494

Cost of goods sold                                                89,302          79,218
                                                               ---------       ---------

Gross profit                                                      16,557          18,276

Selling, general and administrative expenses                      16,088          13,883
(Gain) loss on disposal of assets                                   (677)             42
                                                               ---------       ---------

Income from operations                                             1,146           4,351
                                                               ---------       ---------

Other:
           Interest expense                                        5,495           4,709
           Loss on early retirement of debt                           --          (1,161)
           Chapter 11 and related reorganization expenses          1,501              --
           Other income (loss)                                      (271)           (335)
                                                               ---------       ---------

Loss before taxes                                                 (6,121)         (1,854)

Tax provision                                                        375             542
                                                               ---------       ---------

Net loss                                                          (6,496)         (2,396)

Less: Dividend requirement for preferred stock                     3,561           4,856
                                                               ---------       ---------

Loss applicable to common stock                                $ (10,057)      $  (7,252)
                                                               =========       =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Loss per share applicable to common shares                     $   (1.84)      $   (1.34)
                                                               =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,      December 31,
                                                            2005            2004
                                                         ---------      ------------
                                                      (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                          $  14,490       $  20,826
      Trade receivables - net                               59,398          53,812
      Inventories                                           65,075          68,041
      Insurance receivable                                   2,000              --
      Deferred income taxes                                    726             726
      Other current assets                                  10,783           9,180
                                                         ---------       ---------
                 Total current assets                      152,472         152,585

Property, plant and equipment at cost, less
        accumulated depreciation and amortization           89,821          88,054
Goodwill and other intangibles                              50,046          49,982
Intangibles - pension asset                                  1,760           1,760
Other non-current assets                                    16,980          19,535
                                                         ---------       ---------
                                                         $ 311,079       $ 311,916
                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities Not Subject to Compromise:
     Trade payables                                      $  39,694       $  35,800
     Accrued environmental liability                        29,924          31,424
     Accrued liabilities                                    27,186          33,376
     Current portion of long-term debt                      89,392         183,629
     Short-term debt                                        48,206          40,398
     Deferred income taxes - current                           702             702
                                                         ---------       ---------
               Total current liabilities                   235,104         325,329

Non-Current Liabilities Not Subject to Compromise:
     Long-term debt                                          5,613           6,027
     Accrued pension liability                              18,021          18,786
     Other employee benefit liabilities                      9,859           9,617
     Deferred income taxes                                   2,084           2,084
     Additional minimum pension liability                   47,002          47,002
Liabilities  Subject to Compromise                          97,222              --
                                                         ---------       ---------
                                                           414,905         408,845

Stockholders' (Deficit) Equity:
Preferred stock - $.10 par value; authorized 10,000
   shares; issued and outstanding: 5,523 shares                552             552
Common stock -  $.01 par value; authorized 60,000
   shares; issued and outstanding: 5,486 shares                 55              55
 Accumulated other comprehensive loss                      (37,045)        (36,611)
 Additional paid-in capital                                556,206         556,206
 Unearned compensation - restricted stock awards                --             (33)
 Accumulated deficit                                      (623,594)       (617,098)
                                                         ---------       ---------
Total stockholders' deficit                               (103,826)        (96,929)
                                                         ---------       ---------
                                                         $ 311,079       $ 311,916
                                                         =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                                     2005            2004
                                                                  ---------       ---------
                                                                                (as Restated)
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $  (6,496)      $  (2,396)

Items not affecting cash from operating activities:

  Depreciation and amortization                                       3,009           3,726
  Amortization of debt related costs                                    598             515
  Other postretirement benefits                                         280             113
  Chapter 11 and related reorganization expenses                      1,501              --
  Payments of Chapter 11 and related reorganization expenses           (978)             --
  Loss on early retirement of debt                                       --           1,161
  (Gain) loss on asset dispositions                                    (677)             42
  Equity in losses of affiliated companies                               24               5
  Loss on derivatives - (unrealized)                                    339             592
  Reclassification of net cash settlements on derivative instruments    (15)             (2)
   Other                                                                 --              65
Decrease (increase)  in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                              (5,789)        (15,705)
      Inventories                                                     2,052         (15,786)
      Other current assets                                           (1,103)          1,396
      Other current liabilities                                      (1,863)          8,403
  Other items-net                                                       172             550
                                                                  ---------       ---------
Net cash used by operating activities                                (8,946)        (17,321)
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                                         --          19,301
  Plant additions and improvements                                   (5,638)         (2,432)
  Net cash settlements on derivative instruments                         15               2
  Proceeds from sales of assets                                       1,946               9
                                                                  ---------       ---------
Net cash provided by (used in) investing activities                  (3,677)         16,880
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (repayments) - Handy & Harman term loans                 (1,578)         99,329
   Net borrowings from revolving credit facilities                    7,865          32,779
   Restricted cash placed on deposit                                     --         (12,668)
   Repayment of  H&H Senior Secured Credit Facility                      --        (149,684)
   Net borrowings from H&H Senior Secured Credit Facility                --          20,604
   Repayment of H&H Industrial Revenue Bond                              --          (5,000)
   Debt issuance fees                                                    --          (3,922)
                                                                  ---------       ---------
Net cash provided by (used in) financing activities                   6,287         (18,562)
                                                                  ---------       ---------
NET CHANGE FOR THE PERIOD                                            (6,336)        (19,003)

Cash and cash equivalents at beginning of period                     20,826          41,990
                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  14,490       $  22,987
                                                                  =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY AND NATURE OF OPERATIONS

      WHX  Corporation,  the parent  company  ("WHX") is a holding  company that invests  in and  manages a diverse  group of  businesses  that are  managed on a decentralized  basis.  WHX's  primary  business  is  Handy & Harman  ("H&H"),  a diversified manufacturing company whose strategic business units encompass three
reportable   segments:   precious  metals,   wire  and  tubing,  and  engineered
materials..  WHX,  together with all of its  subsidiaries,  shall be referred to herein as the "Company."

NOTE 2 - LIQUIDITY AND RECENT DEVELOPMENTS

      On December 27, 2006, WHX Corporation filed its Annual Report on Form 10-K for the year ended  December 31, 2005 (the "2005  10-K").  Prior to this filing, the Company  had not filed any  financial  statements  with the  Securities  and
Exchange Commission ("SEC") since it filed its Quarterly Report on Form 10-Q for the quarter ended  September 30, 2004.  The 2005 10-K includes a restatement  of the financial  statements  for the year ended December 31, 2003 and prior years, as well as restated  financial  information for each of the quarters in the year ended December 31, 2004.  Concurrent with this filing, WHX Corporation is filing its Annual  Report on Form 10-K for the year ended  December 31, 2004 (the "2004
10-K").

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

      Throughout  2005 and 2006,  the  Company has been  experiencing  liquidity issues,  which are more fully  described  in Notes 1a and 2 to the  consolidated financial  statements  included  in the 2005  10-K and 2004  10-K,  which  raise substantial  doubt about the Company's  ability to continue as a going  concern.
The accompanying  financial  statements have been prepared  assuming the Company will continue as a going concern and do not include any  adjustments  to reflect the possible future effects on the  recoverability  and classification of assets or the  amounts  and  classification  of  liabilities  that may result  from the outcome of this  uncertainty.  The Company  incurred  consolidated net losses of
$34.7  million,  $140.4  million and $159.9 million for the years ended December
31,  2005,  2004 and  2003,  respectively,  and had  negative  cash  flows  from operations  of $5.0 million and $39.6  million for the years ended  December 31,
2005 and 2004,  respectively.  As of  December  31,  2005,  the  Company  had an
accumulated  deficit of $394.0 million and a working  capital  deficit of $122.1 million.  Additionally,  the Company has not been in compliance  with certain of its bank covenants.

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

LIQUIDITY

      As of December 31, 2006,  WHX had cash of  approximately  $0.8 million and current  liabilities of  approximately  $7.5 million,  including $5.1 million of mandatorily  redeemable  preferred  shares  payable  to a related  party.  H&H's availability  under its  revolving  credit  facility and other  facilities as of
December 31, 2006 was $19.1  million.  All such  facilities,  including the term loans,  expire in March 2007. The Company has significant cash flow obligations, including  without  limitation  the  amounts  due for the WHX  Pension  Plan (as amended  by  the  PBGC  Settlement  Agreement  described  above).  Based  on the
Company's forecasted borrowings, the funds available under its credit facilities may not be sufficient to fund debt service costs,  working  capital  demands and environmental  remediation  costs.  WHX is  attempting to refinance the H&H bank credit facilities and to restructure the Term B Loan, which is held by a related party, and is contemplating other longer term financing options. As part of such refinancing,  it is possible that additional  liquidity may be provided and that the restriction on distributions from H&H to WHX may be modified. However, there can be no  assurance  of this,  or that the Company  will be able to obtain such replacement  financing at commercially  reasonable  terms upon the expiration of its  credit  facilities  in March  2007.  Consequently,  there  continues  to be substantial doubt about the Company's ability to continue as a going concern.

      The  following  Quarterly  Report on Form 10-Q for the three  months ended
March  31,  2005  has  been  prepared  to  comply  with  the  Company's   filing
requirements under SEC rules and regulations as part of the Company's efforts to be  considered  a current  filer under such rules and  regulations.  This report should be read in  conjunction  with the  previously  filed 2005 10-K,  the 2004
10-K, and the updated information included above.

NOTE 3 - BASIS OF PRESENTATION

      Commencing   March  7,  2005,  WHX  was  operating  its  businesses  as  a debtor-in-possession under the jurisdiction of the bankruptcy court. Thus, these interim unaudited Condensed  Consolidated Financial Statements as of and for the
three month period ended March 31, 2005 have been  prepared in  accordance  with the American  Institute of Certified  Public  Accountants  Statement of Position
90-7 ("SOP 90-7"),  "Financial Reporting by Entities in Reorganization under the
Bankruptcy  Code."   Accordingly,   all  pre-petition   liabilities  subject  to
compromise have been segregated in the Condensed  Consolidated Balance Sheet and classified as  Liabilities  Subject to  Compromise,  at the estimated  amount of allowable claims.

      The following  table  details the  Liabilities  Subject to Compromise  (in thousands):

                                                                  March 31, 2005
                                                                  --------------

Debt - 10 1/2% Senior Notes                                          $92,820
Accrued interest on debt subject to compromise                         3,844
Other                                                                    558
                                                                     -------
    Total liabilities subject to compromise                          $97,222
                                                                     =======

      Subsequent  to WHX's  voluntary  petition for  reorganization  on March 7,
2005,   WHX  stopped   recognizing   interest  on  its  10-1/2%   Senior   Notes
(approximately  $0.7  million of interest  for the period  March 7, 2005 through
March 31, 2005). In addition,  on March 7, 2005, WHX wrote off to Chapter 11 and
Related Reorganization expenses approximately $62,000 of deferred financing fees related to its 10-1/2% Senior Notes. WHX also stopped recognizing the cumulative dividends  on its  preferred  stock  as of the  date  of its  bankruptcy  filing
(approximately  $1.3 million of dividends would have been accrued for the period
March 7, 2005 through March 31, 2005).

      In  accordance  with  SOP  90-7,  liabilities  that  are  not  subject  to compromise  are  separately  classified  as  current  and  non-current  in their respective  account  classification.  Revenues,  expenses,  realized  gains  and losses, and provisions for losses resulting from the reorganization are reported separately  as  Chapter  11  and  Related  Reorganization  expenses,  net in the
Condensed  Consolidated  Statements of Operations.  Cash used for Chapter 11 and related  reorganization  expenses  is  disclosed  separately  in  the  Condensed
Consolidated Statements of Cash Flows.

      The unaudited condensed  consolidated financial statements included herein have been prepared by the Company in accordance  with the rules and  regulations of the  Securities and Exchange  Commission.  Certain  information  and footnote disclosures  normally  included in financial  statements  prepared in accordance with generally accepted accounting  principles have been condensed or omitted in accordance with those rules and regulations,  although the Company believes that the disclosures  made are adequate to make the information not misleading.  This quarterly  report on Form 10-Q should be read in conjunction  with the Company's audited  consolidated  financial  statements contained in Form 10-K for the year ended December 31, 2004.

      In the opinion of management, the interim financial statements reflect all normal and recurring  adjustments  (and the  accounting  required under SOP 90-7 related to the Bankruptcy  Filing)  necessary to present fairly the consolidated financial  position and the results of operations  and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted  accounting  principles requires management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. Actual results could differ from those estimates.  The results of  operations  for the three  months  ended March 31, 2005 are not  necessarily indicative of the operating results for the full year.

NOTE-4-DEBTOR IN POSSESSION FINANCIAL STATEMENTS

      The  financial   statements  contained  within  this  note  represent  the
condensed financial  statements for WHX Corporation ("the Debtor") only. Neither
WHX's primary business,  H&H, nor any of WHX's other  subsidiaries or affiliates were included in WHX's  Bankruptcy  Filing.  The Debtor's  financial  statements contained herein have been prepared in accordance with the guidance in SOP 90-7.
WHX's non-debtor subsidiaries are not consolidated, but rather are accounted for using the equity method of accounting in these  financial  statements.  As such, non-Debtor  subsidiaries'  net income is included as "Equity in after-tax income of non-Debtor subsidiaries" in the statement of operations, and their net assets are included as "Investments in and Advances to non-Debtor  subsidiaries" in the balance  sheet.  Intercompany  transactions  between  the Debtor and  non-Debtor subsidiaries have not been eliminated in the Debtor's financial statements.  The
Debtor financial statements include the short-term  investment account of one of its non-Debtor subsidiaries,  Wheeling-Pittsburgh Capital Corporation, since the
Debtor was given  unrestricted  access to this  account  during  the  bankruptcy period in order to operate without a Debtor in Possession  credit facility.  The unaudited condensed financial statements of the Debtor are presented as follows:

WHX CORPORATION
DEBTOR IN POSSESSION STATEMENT OF OPERATIONS
(IN THOUSANDS)

                                                                  Period from
                                                                 March 7, 2005
                                                               to March 31, 2005
                                                                   ----------

COST AND EXPENSES:
Pension expense (income)                                           $     (194)
Administrative and general expenses                                       702
                                                                   ----------
       Subtotal - expenses                                                508
                                                                   ----------

Interest income - H&H Subordinated Note                                  (290)
Chapter 11 and related reorganization expenses                            584
Equity in after-tax income of non-Debtor subsidiaries                     267
Other (income) expense - net                                              (46)
                                                                   ----------
LOSS BEFORE TAXES                                                        (489)
                                                                   ----------
Tax provision (benefit)                                                    --
                                                                   ----------
NET LOSS                                                           $     (489)
                                                                   ==========

                                 WHX CORPORATION
                       DEBTOR IN POSSESSION BALANCE SHEET

                                 (IN THOUSANDS)

                                                                      March 31,
ASSETS                                                                   2005
                                                                      ---------
Current assets:
Cash and cash equivalents                                             $  12,777
Other current assets                                                      3,348
                                                                      ---------
    Total current assets                                                 16,125

Intangible pension asset                                                  1,760
Prepaid pension asset                                                        --
Subordinated Note - Handy & Harman                                       50,050
Deferred charges and other assets                                           197
                                                                      ---------
                                                                      $  68,132
                                                                      =========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses                                                      $   1,112
Short-term debt                                                              --
                                                                      ---------
    Total current liabilities                                             1,112

Investment in and advances to non-Debtor subsidiaries                     8,355
Accrued pension liability                                                18,021
Other post-employment benefits                                              246
Additional minimum pension liability                                     47,002
Liabilities subject to compromise                                        97,222
                                                                      ---------
                                                                        171,958
                                                                      ---------
Commitments and contingencies

Stockholders' Deficit                                                  (103,826)
                                                                      ---------
                                                                      $  68,132
                                                                      =========

                                 WHX CORPORATION
                  DEBTOR IN POSSESSION STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                        Period March 7
                                                                         to March 31,
                                                                             2005
                                                                           --------

Cash Flows From Operating Activities
    Net loss                                                               $   (489)
    Non cash income and expenses
           Equity in after-tax income of non-Debtor subsidiaries               (267)
           Chapter 11 and related reorganization expenses                       584
           Payments of Chapter 11 and related reorganization expenses            --
 Decrease/(increase) in working capital elements
           Receivables - including affiliated companies                      (1,536)
           Other current assets and liabilities                                 (60)
                                                                           --------
 Net cash used by operating activities                                       (1,768)

 Net cash provided/(used) by investing activities                                --

 Net cash used by financing activities                                           --
                                                                           --------

 Net change for the period                                                   (1,768)

 Cash and cash equivalents at beginning of period                            14,545
                                                                           --------

 Cash and cash equivalents at end of period                                $ 12,777
                                                                           ========

NOTE - 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The  Company  is  restating  its  previously  issued  unaudited  condensed consolidated  financial  statements for the quarters ended March 31, 2004,  June
30, 2004 and  September 30, 2004 (the "Quarter  Restatement").  The  restatement corrects its accounting for goodwill  impairment,  certain tax matters and other corrections,  including the accounting for derivative instruments  (specifically future  contracts on precious  metals) and the related  impact on inventory (see
Note 8  -Inventories),  and  its  accounting  for an  executive  life  insurance program.  The  Quarter  Restatement  is  given  full  effect  in  the  financial statements  included  herein and in the  financial  statements  included  in the
Company's  Quarterly  Reports on Form 10-Q for the quarters  ended June 30, 2005 and September 30, 2005. The following table presents the restatements to the 1st
Quarter of 2004, ended March 31, 2004 (see Note  8-Inventories-for a description of the hedge  accounting/inventory  and precious  metals  inventory  adjustments recorded in the table below):

                         (in thousands except per share)

                                                                                                                    Basic
                                                                                                                Income (Loss)
                                                                                Operating         Net             Per Share
                                                       Net          Gross        Income          Income         Applicable to
                                                      Sales         Profit       (Loss)          (Loss)         Common Shares
                                                     -------       -------      ---------       -------         -------------
2004:
  1st Quarter
         As reported                                $ 97,494      $ 18,031      $  4,142       $ (1,985)          $ (1.26)
         Restatement Adjustments
             Hedge accounting/inventory (a)                                                        (590)
             Precious Metals inventory                                 245           245            245
             Executive life insurance (b)                                            (36)           (36)
             Tax Matters                                                                            (30)
                                                     -------       -------       -------        -------
         As restated                                $ 97,494      $ 18,276      $  4,351       $ (2,396)          $ (1.34)

(a)   The Hedge  accounting/inventory  adjustment was recorded  within the Other income (loss) line on the Statement of Operations.
(b)   The Executive  life insurance  adjustment was recorded  within the Selling general & administrative expense line on the Statement of Operations.

      The above  restatements  increase cash used by operating  activities by $2 thousand on the  Condensed  Consolidated  Statement  of Cash flows for the three months  ending March 31, 2004,  and  increase  cash flows  provided by investing activities  by the  same  amount,  to  reflect  the  correction  related  to the accounting for the Company's precious metal futures and forwards contracts.  The remaining  corrections are all within  operating  activities on the Statement of
Cash Flows.

NOTE 6 - LOSS PER SHARE

      The  computation of basic loss per common share is based upon the weighted average number of shares of Common Stock outstanding. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.

      Outstanding stock options for common stock granted to officers, directors, and key  employees  totaled  1.3  million  and 1.2 million at March 31, 2005 and
2004,  respectively.  In the computation of diluted loss per common share in the three-month  periods ended March 31, 2005 and 2004,  the conversion of preferred stock,  the exercise of options to purchase  common stock,  and the inclusion of non-vested  restricted stock awards would have had an anti-dilutive  effect.  At
March 31, 2005 and 2004 the assumed conversion of preferred stock would increase outstanding  shares of common stock by 5,127,914  shares.  At March 31, 2005 and
2004,  the assumed  conversion  of  non-vested  restricted  stock  awards  would increase  outstanding  shares by 26,667 and 60,000,  respectively.  At March 31,
2005 and 2004, the exercise of stock options would increase  outstanding  shares of common stock by 94,171 shares. A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME/LOSS AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   For the Three Months Ended March 31, 2005

                                                     Loss          Shares         Per-Share
                                                 (Numerator)    (Denominator)      Amount
                                                 -----------    -------------     ---------

Net loss                                          $  (6,496)
Less: Preferred stock dividends                       3,561
                                                  ---------
BASIC AND DILUTED EPS
Loss applicable to common stockholders            $ (10,057)         5,459         $ (1.84)
                                                  =========        =======         =======

                                                  For the Three Months Ended March 31, 2004
                                                               (as Restated)

                                                     Loss           Shares        Per-Share
                                                 (Numerator)    (Denominator)       Amount
                                                 -----------    -------------     ---------

Net loss                                          $  (2,396)
Less: Preferred stock dividends                       4,856
                                                  ----------
BASIC AND DILUTED EPS
Loss applicable to common stockholders            $  (7,252)         5,427         $ (1.34)
                                                  =========        =======         =======

STOCK BASED COMPENSATION

      The  effect  on net  loss  and  loss  per  share  if WHX had  applied  the fair-value recognition provisions of Statement of Financial Accounting Standards
("SFAS") No. 123,  "Accounting  for  Stock-Based  Compensation",  to stock-based compensation  for the  three  months  ended  March  31,  2005  and  2004 was not material.

PREFERRED STOCK DIVIDENDS

      At  March  31,  2005,  dividends  in  arrears  to  Series  A and  Series B
Convertible  Preferred  Stockholders  were  $37.1  million  and  $49.0  million, respectively.  Upon emergence from bankruptcy, all shares of preferred stock and accrued dividends were deemed cancelled and annulled.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Comprehensive  loss for the  three-months  ended  March 31,  2005 and 2004 is as follows:

(in thousands)                                          Three Months Ended
                                                              March 31,
                                                       2005             2004
                                                     --------       ------------
                                                                   (as Restated)

Net loss                                              $(6,496)        $(2,396)

Other comprehensive income (loss):

  Foreign currency translation adjustments               (434)           (334)
                                                      -------         -------
  Comprehensive loss                                  $(6,930)        $(2,730)
                                                      =======         =======

Accumulated other comprehensive  income (loss) balances as of March 31, 2005 and
December 31, 2004 were comprised as follows:

(in thousands)                                       March 31,      December 31,
                                                       2005             2004
                                                     --------       ------------

Minimum pension liability adjustment                 $(39,980)        $(39,980)

Foreign currency translation adjustment                 2,935            3,369
                                                     --------         --------

                                                     $(37,045)        $(36,611)
                                                     ========         ========

NOTE 8 - INVENTORIES

      Inventories  at March 31,  2005 and  December  31, 2004 are  comprised  as follows:

(in thousands)                                         March 31,    December 31,
                                                         2005           2004
                                                       ---------    ------------

Finished products                                      $ 15,666       $ 19,101
In - process                                              8,212          8,135
Raw materials                                            24,533         23,997
Fine and fabricated precious metal in various
  stages of completion                                   17,428         17,092
                                                       --------       --------
                                                         65,839         68,325
LIFO reserve                                               (764)          (284)
                                                       --------       --------
                                                       $ 65,075       $ 68,041
                                                       ========       ========

      In order to  produce  certain  of its  products,  the  Company  purchases, maintains and utilizes precious metals inventory. The Company maintains policies consistent with economically hedging its precious metals inventory against price fluctuations.  Hedge  accounting  under  SFAS 133,  "Accounting  for  Derivative
Instruments and Hedging Activities",  requires contemporaneous  documentation at the inception of the applicable hedging  relationship,  including the method for assessing the hedging instrument's effectiveness as well as the method that will be  used to  measure  hedge  ineffectiveness.  The  Company  did  not  meet  the documentation  criteria  necessary to apply hedge  accounting.  Accordingly  the
Company has restated its financial  statements to mark to market the  derivative instruments  related to precious  metals.  Such mark to market  adjustments  are recorded in current period  earnings as other income or expense in the Company's consolidated  statement of  operations.  The quarters  ending March 31, 2005 and
2004 include losses of $0.3 million and $0.6 million, respectively,  relating to
these  adjustments.   In  addition,  the  Company  has  restated  its  financial statements to record its precious metal inventory at LIFO cost, subject to lower of cost or market  with any  adjustments  recorded  through  cost of goods sold.
Operating  income for the  quarter  ending  March 31,  2005  includes a non-cash charge  to cost of goods  sold of  $15,000  resulting  from the lower of cost or market adjustment to precious metal inventories. Such adjustment for the quarter ending March 31, 2004 was a reduction to cost of goods sold of $0.2 million. The market value of the precious  metal  inventory  exceeded LIFO value cost by $0.8 million and $0.3 million at March 31, 2005 and December 31, 2004, respectively.

      In the normal course of business,  certain customers and suppliers deposit quantities of precious metals with the Company under a variety of  arrangements.
Equivalent  quantities of precious  metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company's financial statements.

The following  table  summarizes  customer-owned  and H&H-owned  precious  metal quantities:

                                             March 31, 2005    December 31, 2004
                                             --------------    -----------------
Silver ounces:
  Customer metal                                   90,587            124,000
  H&H owned metal                               1,317,545          1,347,900
                                                ---------          ---------
        Total                                   1,408,132          1,471,900
                                                =========          =========

Gold ounces:
  Customer metal                                      797              1,347
  H&H owned metal                                  14,786             14,617
                                                ---------          ---------
        Total                                      15,583             15,964
                                                =========          =========

Palladium ounces:
                                                ----------------------------
  Customer metal                                    1,097              1,296
                                                ============================

Market value per ounce:
      Silver                                    $    7.21          $   6.845
      Gold                                      $  427.50          $  435.60
      Palladium                                 $  198.50          $  184.00

NOTE 9 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

      The following  table presents the components of net periodic  pension cost
(credit)  for the WHX Pension Plan for the three months ended March 31, 2005 and
2004:

                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                        2005              2004
                                                      -------------------------
                                                           (In thousands)
Service cost                                          $   296           $   375
Interest cost                                           7,372             5,800
Expected return on plan assets                         (8,469)           (6,875)
Amortization of prior service cost                         26                25
Recognized actuarial (gain)/loss                           --                --
                                                      -------------------------
                                                      $  (775)          $  (675)
                                                      =========================

      The Company maintains several other retirement and postretirement  benefit plans covering  substantially  all of its employees.  The approximate  aggregate expense for these plans is $0.7 million and $0.5 million (as  restated)  for the three months ended March 31, 2005 and 2004, respectively.

NOTE 10 - DEBT

      Debt consists of the following:

                                                       March 31,    December 31,
                                                         2005           2004
                                                       ---------    ------------
(in thousands)

WHX Senior Notes due 2005, 10 1/2%  (A)                $ 92,820       $ 92,820
H&H Credit Facility - Term Loan A                        17,906         19,301
H&H Term Loan - Term Loan B                              71,000         71,000
Other H&H debt                                            6,099          6,535
                                                       --------       --------
                                                        187,825        189,656
Less portion due within one year                         89,392        183,629
Less Senior Notes classified as a component of
  Liabilities Subject to Compromise (A)                  92,820             --
                                                       --------       --------
Total long-term debt                                   $  5,613       $  6,027
                                                       ========       ========

(A)   This  obligation is classified  as a component of  Liabilities  Subject to
      Compromise at March 31,2005.

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

NOTE 11 - REPORTABLE SEGMENTS

      The  Company has three  reportable  segments:  (1)  Precious  Metal.  This segment  manufactures  and  sells  precious  metal  products  and  electroplated material, containing silver, gold, and palladium in combination with base metals for use in a wide variety of industrial  applications;  (2) Wire & Tubing.  This segment  manufactures  and sells  metal  wire,  cable and  tubing  products  and fabrications  primarily from stainless steel, carbon steel and specialty alloys, for  use in a wide  variety  of  industrial  applications;  and  (3)  Engineered
Materials.   This  segment  manufactures   specialty  roofing  and  construction
fasteners,  products for gas, electricity and water distribution using steel and plastic  which  are  sold  to  the  construction,  and  natural  gas  and  water distribution industries, and electrogalvanized products used in the construction and appliance industries.

      Management  reviews gross profit and operating  income to evaluate segment performance.  Operating income for the reportable segments excludes  unallocated general corporate  expenses.  Other income and expense,  interest  expense,  and income  taxes are not  presented  by segment  since they are  excluded  from the measure of segment profitability reviewed by the Company's management.

      The following table presents information about reportable segments for the three month periods ended March 31, 2005 and 2004:

(in thousands)                                           Three Months Ended
                                                              March 31,
                                                         2005           2004
                                                      ---------      ---------
                                                                   (as Restated)
Net sales

   Precious Metal                                     $  29,885      $  28,622
   Wire & Tubing                                         38,381         34,562
   Engineered Materials                                  37,593         34,310
                                                      ---------      ---------
           Net sales                                  $ 105,859      $  97,494
                                                      =========      =========

Segment operating income (loss)
   Precious Metal                                     $     562      $   2,709
   Wire & Tubing                                         (1,674)          (217)
   Engineered Materials                                   2,456          3,142
                                                      ---------      ---------
                                                          1,344          5,634
                                                      ---------      ---------

Unallocated corporate expenses                              875          1,241
(Gain) loss on disposal of fixed assets                    (677)            42
                                                      ---------      ---------

    Income from operations                                1,146          4,351

Interest expense                                          5,495          4,709
Chapter 11 and related reorganization expenses            1,501             --
Loss on early retirement of debt                             --         (1,161)
Other income (loss)                                        (271)          (335)
                                                      ---------      ---------

         Loss before taxes                               (6,121)        (1,854)
Tax provision                                               375            542
                                                      ---------      ---------

          Net loss                                    $  (6,496)     $  (2,396)
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
precious metal, specialty wire and tubing, and engineered materials.

VOLUNTARY PETITION UNDER CHAPTER 11 OF U.S. BANKRUPTCY CODE

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

RESULTS OF OPERATIONS

COMPARISON OF THE FIRST QUARTER OF 2005 WITH THE FIRST QUARTER OF 2004

      Net sales for the first  quarter  of 2005  increased  by $8.4  million  to
$105.9 million, as compared to $97.5 million in the first quarter of 2004. Sales increased  by $1.3 million at the Precious  Metal  Segment,  $3.8 million at the
Wire & Tubing  Segment and $3.3  million at the  Engineered  Materials  Segment.
Gross profit  percentage  decreased  in the first  quarter of 2005 to 15.6% from
18.7% in the first  quarter of 2004.  This  decrease is primarily  the result of increased raw material costs.

      Selling,  general and  administrative  expenses  increased $2.2 million to
$16.1 million in the first quarter of 2005 from $13.9 million in the  comparable
2004 period.  This is primarily due to $2.2 million of shut  down-related  costs associated with the specialty wire group.

      Operating  income for the first quarter of 2005 was $1.1 million  compared to $4.4 million for the first quarter of 2004.  Operating  income at the segment level before gains or losses on the sale of equipment was $1.3 million  compared to $5.6 million in 2004.  The decline at the segment level is primarily  related to increased  operating losses experienced by the wire group of $1.7 million and reduced  operating  income  at the  precious  metal  plating  companies  of $1.8 million.  Unallocated corporate expenses for the first quarter of 2005 decreased to $0.9 million from $1.2 million in 2004.

      Interest  expense for the first quarter of 2005  increased $0.8 million to
$5.5 million from $4.7 million in the first  quarter of 2004.  This increase was primarily due to increased interest rates partially offset by a decrease of $0.7 related to the Company's 10 1/2% Senior Notes.  Interest on the Senior Notes was
no longer accrued after March 7, 2005, the date of the Bankruptcy Filing.

      In the first quarter of 2004,  the company  wrote- off deferred  financing fees of $1.2  million  related  to H&H's  previous  credit  facility,  which was refinanced  on March 31, 2004.  This $1.2 million is classified as a loss on the early retirement of debt in the condensed  consolidated  statement of operations at March 31, 2004.

      Chapter 11 and related reorganization expenses are presented separately in the  Condensed  Consolidated  Statement of  Operations  and  represent  expenses incurred  by WHX  because  of its  reorganization  under  Chapter 11 of the U.S.
Bankruptcy Code. Chapter 11 and related reorganization  expenses of $1.5 million incurred in the first quarter of 2005 principally consisted of professional fees for services provided by debtor and creditor  professionals  directly related to
WHX's reorganization proceedings.

      Other  losses,  net,  were  $0.3  million  in the first  quarter  of 2005, comparable to the first quarter of 2004.  Other losses in both periods  resulted principally from derivative-related  losses on precious metal forward contracts, partially offset by investment income.

      In 2005 and  2004,  a tax  provision  of $0.4  million  and $0.5  million, respectively, was recorded for foreign and state taxes. The Company has recorded a valuation  allowance related to the tax benefits associated with its operating losses due to the uncertainty of realizing these benefits in the future.

      The comments that follow compare  revenues and operating income by segment for the first quarter 2005 and 2004:

PRECIOUS METAL

      Sales for the Precious  Metal  segment  increased  $1.3 million from $28.6 million in 2004 to $29.9  million in 2005  primarily due to the  acquisition  of
Protechno in the fourth quarter of 2004. Protechno sales included in the results for March 31, 2005 are $1.5  million.  Increased  sales of the  Precious  Metals fabrication units,  excluding Protechno,  of $1.5 million were offset by reduced sales of $1.7 million at the Precious Metals plating units.

      Operating income for the Precious Metal segment  decreased $2.1 million to
$0.6  million in 2005 from $2.7  million in 2004.  This  decrease  is  primarily associated  with the  decreased  sales at the  Plating  units  along  with  some operating inefficiencies.

WIRE & TUBING

      In 2004, the Company evaluated the current operating plans and current and forecasted operating results of its wire & cable business,  which is part of the
Wire and Tubing  segment.  In  accordance  with SFAS No.  144,  "Accounting  for
Impairment or Disposal of Long-Lived Assets",  the Company determined that there
were   indicators  of  impairment   based  upon  continued   operating   losses,
deteriorating margins, and rising raw material costs. An estimate of future cash flows  indicated that cash flows would be  insufficient  to support the carrying value of the long-term  assets of the business.  Accordingly,  these assets were written  down  to  their  estimated  fair  value  by  recording  non-cash  asset impairment charges of $3.9 million in the second quarter and $4.3 million in the third quarter of 2004. On January 13, 2005,  the Company  decided to permanently close  the wire & cable  businesses.  The  decision  to close  these  operations resulted  in a fourth  quarter  2004  restructuring  charge of $1.2  million for termination benefits and related costs. Additionally,  $0.4 million was recorded as a  restructuring  charge for clean up costs related to one of its facilities.
The Company operated these facilities on a limited basis in the first quarter of
2005 in order to fulfill customer commitments.

      The estimated total cost including termination benefits,  operating losses
(excluding  fixed asset  gains) and  closure  costs will be  approximately  $6.5 million.  These costs will be funded  from  realization  of working  capital and proceeds  from the sale of fixed  assets  of  these  businesses.  In the  second quarter of 2005 all  operations  of the wire & cable  business  were  concluded.
Accordingly,  these businesses are reported as discontinued operations beginning in the  second  quarter  of  2005  (subsequent  to  the  date  of the  financial statements  included  herein).  In 2006, the Company sold land,  buildings,  and certain machinery & equipment  relating to these businesses for $7.3 million and recognized a gain on these sales of $4.5 million.

      In the  first  quarter  of  2005,  sales  for the  Wire &  Tubing  Segment increased  $3.8 million ($0.2 million for Wire and $3.6 million for Tubing) from
$34.6  million  ($9.8  million for Wire and $24.8 million for Tubing) in 2004 to
$38.4  million  ($9.9  million  for Wire and $28.5  million for Tubing) in 2005.
Sales at the Wire Group were  basically  flat as shut down at the facilities was being conducted while fulfilling final customer requirements. The sales increase in the quarter was primarily driven by the Tubing  business,  and was related to strong demand from the  semi-conductor  industry at the seamless and welded long coil unit.

      Operating loss increased by $1.5 million in 2005 ($1.7 million increase in operating  losses for Wire and $0.2  million  increase in  operating  profit for
Tubing) from an operating loss of $0.2 million ($0.9 million  operating loss for
Wire and $0.7 million  operating income for Tubing) in 2004 to an operating loss of $1.7 million ($2.6 million operating loss for Wire and $0.9 million operating income for Tubing) in 2005. The increase in operating  losses is principally due to severance and other shut down related  expenses  associated with the wire and cable  business,  and higher raw material costs,  partially  offset by increased sales in the  Tubing  business  as noted  above  and  production  inefficiencies related to new  products in 2004 at a  stainless  tubing  facility  that did not recur in 2005.

ENGINEERED MATERIALS

      Sales for the  Engineered  Materials  Segment  increased $3.3 million from
$34.3  million in 2004 to $37.6  million in 2005 due to  increased  home  center sales and new  products  in this  segment's  fastener  business.  Selling  price increases also contributed to the increase in sales.  Partially offsetting these increases was reduced volume in the segment's electrogalvanized steel unit.

      Operating  income  decreased  by $0.6 million from $3.1 million in 2004 to
$2.5  million  in 2005  primarily  due to the  reduced  volume at the  segment's electrogalvanized steel unit and increased raw material costs.

FINANCIAL POSITION

      As of March 31, 2005, the Company's  current assets totaled $152.5 million and its current liabilities totaled $235.1 million; a working capital deficit of
$82.6  million.  With the exception of $5.6 million of Other H&H debt,  all debt has been  classified as either  current due to  noncompliance  with certain debt covenants, or as a non-current liability subject to compromise.  The improvement
in  the  working   capital  deficit  from  December  31,  2004  is  due  to  the reclassification of the 10 1/2% Senior Notes of approximately $92.8 million from current  portion of  long-term  debt  (classified  as such due to debt  covenant violations) to a non-current liability subject to compromise.

      Net cash used by operating activities for the three months ended March 31,
2005 totaled $8.9 million. Loss from operations adjusted for non-cash income and expense  items used $2.4 million of cash.  Working  capital  accounts  used $6.7 million of cash, as follows: Accounts receivable used $5.8 million,  inventories provided  $2.1 million,  and net other  current  items used $3.0  million.  This compared to $17.3  million used by operating  activities in the first quarter of
2004,   which  was  driven  by  large  increases  in  inventories  and  accounts receivable, partially offset by higher trade accounts payable.

      Inventories  totaled  $65.1  million at March 31, 2005,  and provided $2.1 million of cash flow in the quarter.  In the comparable  first quarter period of
2004, inventory increased substantially, resulting in a large use of cash ($15.8 million).  The  increase  in  inventory  in 2004 was  primarily  related  to the termination  of the  Company's  precious  metal  consignment  facility  and  the resultant purchase of precious metal inventory.  At December 31, 2003, 1,605,000 ounces of silver and 14,617  ounces of gold were  consigned to the Company under the consignment  facility.  Upon termination of this facility on March 30, 2004,
H&H purchased approximately $15.0 million of precious metal.

      The use of funds due to accounts  receivable  in both the first quarter of
2005 and 2004 ($5.8 million and $15.7  million,  respectively)  was caused by an increase in accounts receivable which resulted from higher sales levels for that respective quarter compared to the fourth quarter of the preceding year.

      Net other current assets and liabilities used $3.0 million of cash flow in the first  quarter  of 2005,  principally  for the  payment  of $1.5  million of environmental remediation costs during the quarter, and provided $9.8 million in the first quarter of 2004, related  principally to an increase in trade accounts payable.

      Other non-working capital items included in operating  activities provided
$0.2  million in the first  quarter of 2005,  as compared to $0.6 million in the same period of 2004.

      In  the  first  quarter  of  2005,  $5.6  million  was  spent  on  capital improvements,  as compared  to $2.4  million in the first  quarter of 2004.  The increase was principally  related to a plant expansion in 2005 at H&H's fastener facility in Agawam, MA.

      In the first  quarter of 2004,  the Company sold an aircraft  which it had purchased in 2003 for $19.3 million. The sale resulted in a gain of $30,000.

      H&H's  revolving  credit  facility  existing  at  December  31,  2003  was scheduled  to mature on July 31,  2004.  On March 31,  2004,  H&H  obtained  new financing  agreements to replace and repay its existing  Senior  Secured  Credit
Facilities,  including the revolving credit facility.  Cash flows from financing activities on the  statement of cash flows shows the effect of this  refinancing in the  first  quarter  of 2004.  In the same  period  of  2005,  the  Company's financing  activities  provided $6.3 million,  principally  from  increasing the balance outstanding under the Company's revolving credit facility.

LIQUIDITY AND RECENT DEVELOPMENTS

      Throughout  2005 and 2006,  the  Company has been  experiencing  liquidity issues,  which are more fully  described  in Notes 1a and 2 to the  consolidated financial  statements  included  in the 2005  10-K and 2004  10-K,  which  raise substantial  doubt about the Company's  ability to continue as a going  concern.
The Company incurred  consolidated  net losses of $34.7 million,  $140.4 million and  $159.9  million  for the years  ended  December  31,  2005,  2004 and 2003, respectively,  and had negative  cash flows from  operations of $5.0 million and
$39.6 million for the years ended December 31, 2005 and 2004,  respectively.  As of December 31, 2005, the Company had an  accumulated  deficit of $394.0 million and a working capital deficit of $122.1 million.  Additionally,  the Company has not been in compliance with certain of its bank covenants.

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

      On December 28, 2006, H&H and certain of H&H's subsidiaries  amended their
Loan and Security  Agreement with Wachovia and their Loan and Security Agreement with Steel  Partners  II, L.P.  ("Steel")  to  provide,  in part,  for:  (i) the consummation of the transactions  contemplated by the PBGC Settlement  Agreement and the waiver of possible events of default that may have occurred  relating to the matters  covered by the PBGC  Settlement  Agreement;  and (ii) a $42 million term loan funded by Ableco  Finance LLC. A portion of the loan ($26 million) was used to fund an acquisition  by H&H, $3.2 million was paid as a contribution  to the WHX  Pension  Plan,  and  approximately  $12 million of the loan was used to reduce H&H's outstanding balance under its revolving credit facility.

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

LIQUIDITY

      As of December 31, 2006,  WHX had cash of  approximately  $0.8 million and current  liabilities of  approximately  $7.5 million,  including $5.1 million of mandatorily  redeemable  preferred  shares  payable  to a related  party.  H&H's availability  under its  revolving  credit  facility and other  facilities as of
December 31, 2006 was $19.1  million.  All such  facilities,  including the term loans,  expire in March 2007. The Company has significant cash flow obligations, including  without  limitation  the  amounts  due for the WHX  Pension  Plan (as amended  by  the  PBGC  Settlement  Agreement  described  above).  Based  on the
Company's forecasted borrowings, the funds available under its credit facilities may not be sufficient to fund debt service costs,  working  capital  demands and environmental  remediation  costs.  WHX is  attempting to refinance the H&H bank credit facilities and to restructure the Term B Loan, which is held by a related party, and is contemplating other longer term financing options. As part of such refinancing,  it is possible that additional  liquidity may be provided and that the restriction on distributions from H&H to WHX may be modified. However, there can be no  assurance  of this,  or that the Company  will be able to obtain such replacement  financing at commercially  reasonable  terms upon the expiration of its  credit  facilities  in March  2007.  Consequently,  there  continues  to be
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Please see  "Quantitative  and Qualitative  Disclosures About Market Risk"
from the Company's  Annual  Report on Form 10-K for the year ended  December 31,
2004.

ITEM 4. CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial  Officer  concluded that as of March 31, 2005 and 2004, our disclosure controls and  procedures  were not  effective in ensuring  that all  information required to be  disclosed  in reports  that we file or submit under the Exchange
Act is recorded,  processed,  summarized  and  reported  within the time periods specified in the SEC rules and forms and that such  information  is  accumulated and  communicated to our management,  including our Chief Executive  Officer and
Chief  Financial  Officer,  in a manner that allows timely  decisions  regarding required disclosure.

      As more  fully  described  in  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations and in Note 1b to the Consolidated
Financial  Statements  included  in our 2004  Annual  Report on Form  10-K,  the
Company  determined it was necessary to restate its 2003,  2002 and prior years'
audited   consolidated   financial   statements,   and  its  unaudited   interim
consolidated financial statements for all quarters in 2004 and 2003.

      Notwithstanding the existence of the material weaknesses  discussed below, the Company's management has concluded that the condensed consolidated financial statements  included in this Form 10-Q fairly present, in all material respects, the Company's financial  position,  results of operations and cash flows for the interim and annual  periods  presented in  conformity  with  generally  accepted accounting principles.

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

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or detected.  As of March 31, 2005, we have  concluded  that the Company did not maintain  effective  disclosure  controls and  procedures  due to the  following material weaknesses:

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
Additionally, these control deficiencies could result in a material misstatement in any of the Company's  accounts or disclosures that would result in a material misstatement  of the annual or interim  consolidated  financial  statements that would not be prevented or  detected.  As of March 31, 2005,  we did not maintain effective controls over:

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Please see "Legal  Proceedings"  from the Company's  Annual Report on Form
10-K for the year ended December 31, 2004.

ITEM 1A. RISK FACTORS

      Please see "Risk  Factors" from the  Company's  Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

      On March 7, 2005, WHX filed a voluntary petition  ("Bankruptcy Filing") to reorganize under Chapter 11 of the United States Bankruptcy Code with the United
States  Bankruptcy  Court for the Southern  District of New York. The Bankruptcy
Filing created an event of default under the Indenture  governing  WHX's 10 1/2%
Senior  Notes (the "Senior  Notes") due April 15,  2005.  Under the terms of the
Senior Notes, as a result of the Bankruptcy  Filing, the entire unpaid principal and accrued interest (and any other additional  amounts) became  immediately due and payable  without any action on the part of the trustee or the note  holders.
The  principal  amount  outstanding  under the Senior Notes at March 7, 2005 was approximately $92.8 million. Accrued interest to March 7, 2005 was approximately
$3.8  million.  As a result  of the  Bankruptcy  Filing,  WHX  stopped  accruing interest on the Senior Notes as of March 7, 2005.

      At March  7,  2005,  the date of the  Bankruptcy  Filing,  there  were 2.6 million shares of Series A Convertible Preferred Stock and 2.9 million shares of
Series B Convertible Preferred Stock outstanding.  Dividends on these shares are cumulative and are payable quarterly in arrears, in an amount equal to $3.25 per annum per share of Series A and $3.75 per annum per share of Series B.  Pursuant to the terms of the  Supplemental  Indenture  to the  Company's  10 1/2 % Senior
Notes,  the Company was prohibited from paying dividends on this Preferred Stock until after October 31, 2002, at the earliest and  thereafter  only in the event that the Company satisfied certain  conditions set forth in the Indenture.  Such conditions were not satisfied as of March 7, 2005. At March 7, 2005 dividends in arrears amounted to $86.1 million. As previously described,  after emerging from bankruptcy,  all shares of  preferred  stock and accrued  dividends  were deemed cancelled and annulled.

ITEM 6. EXHIBITS

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

                                                  WHX CORPORATION

                                                  /s/ Robert K. Hynes
                                                  ------------------------------
                                                  Robert K. Hynes
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                                  March 8, 2007