Form 10-Q
period 2005-06-30
WHX CORP
filed 2007-03-09
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2005

|_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from__________________to__________________

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

PART I. ITEM 1: FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended June 30,      Six Months Ended June 30,
                                                                  2005            2004            2005            2004
                                                               ---------       ---------       ---------       ---------
                                                                             (as Restated)                   (as Restated)
                                                                           (in thousands - except per-share)

Net sales                                                      $ 105,556       $  98,470       $ 201,485       $ 186,209

Cost of goods sold                                                85,012          80,559         162,681         150,314
                                                               ---------       ---------       ---------       ---------

Gross profit                                                      20,544          17,911          38,804          35,895

Selling, general and administrative expenses                      15,449          12,393          30,665          25,208
Gain on disposal of fixed assets                                       5           1,707              --           1,665
                                                               ---------       ---------       ---------       ---------

Income from operations                                             5,100           7,225           8,139          12,352
                                                               ---------       ---------       ---------       ---------

Other:
           Interest expense                                        3,807           6,078           9,266          10,750
           Loss on early retirement of debt                           --              --              --          (1,161)
           Chapter 11 and related reorganization expenses          3,123              --           4,624              --
           Other income (loss)                                       (52)          9,682            (323)          9,347
                                                               ---------       ---------       ---------       ---------

Income (loss) from continuing operations before taxes             (1,882)         10,829          (6,074)          9,788

Tax provision                                                        490             750             863           1,292
                                                               ---------       ---------       ---------       ---------

Income (loss) from continuing operations, net                     (2,372)         10,079          (6,937)          8,496

Discontinued operations:

           Loss from discontinued operations, net                  1,553           5,620           3,484           6,433
                                                               ---------       ---------       ---------       ---------

Net income (loss)                                                 (3,925)          4,459         (10,421)          2,063

Less: Dividend requirement for preferred stock                        --           4,856           3,561           9,712
                                                               ---------       ---------       ---------       ---------

Loss applicable to common stock                                $  (3,925)      $    (397)      $ (13,982)      $  (7,649)
                                                               =========       =========       =========       =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Income (loss)  from continuing operations
   net of preferred dividends                                  $   (0.43)      $    0.96       $   (1.92)      $   (0.22)
Discontinued operations                                            (0.29)          (1.03)          (0.64)          (1.19)
                                                               ---------       ---------       ---------       ---------

Net loss per share applicable to common shares                 $   (0.72)      $   (0.07)      $   (2.56)      $   (1.41)
                                                               =========       =========       =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                              June 30,      December 31,
                                                                2005            2004
                                                             ---------      ------------
ASSETS                                                     (Dollars and shares in thousands)
Current Assets:
      Cash and cash equivalents                              $  13,014       $  20,826
      Trade receivables - net                                   61,742          48,004
      Inventories                                               60,444          58,304
      Current assets of discontinued operations                    811          15,595
      Insurance receivable                                       2,000              --
      Deferred income taxes                                        726             726
      Other current assets                                      11,299           9,130
                                                             ---------       ---------
                 Total current assets                          150,036         152,585

Property, plant and equipment, at cost less
   accumulated depreciation and amortization                    88,010          84,465
Goodwill and other intangibles                                  50,058          49,982
Intangibles pension asset                                        1,760           1,760
Long term assets of discontinued operations                      3,084           3,589
Other non-current assets                                        16,040          19,535
                                                             ---------       ---------
                                                             $ 308,988       $ 311,916
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities Not Subject to Compromise:
     Trade payables                                          $  39,402       $  33,499
     Accrued environmental liability                            28,786          31,424
     Accrued liabilities                                        28,109          30,822
     Current portion of long-term debt                          88,713         183,629
     Short-term debt                                            51,796          40,398
     Deferred income taxes                                         702             702
     Current liabilities of discontinued operations              1,305           4,855
                                                             ---------       ---------
Total Current Liabilities                                      238,813         325,329

Non-current Liabilities Not Subject to Compromise:
     Long-term debt                                              5,085           6,027
     Accrued pension liability                                  17,479          18,786
     Other employee benefit liabilities                          9,787           9,617
     Deferred income taxes                                       2,084           2,084
     Additional minimum pension liability                       47,002          47,002
Liabilities Subject to Compromise                               97,222              --
                                                             ---------       ---------
                Total liabilities                              417,472         408,845

Stockholders' (deficit) equity:
    Preferred stock - $.10 par value; authorized 10,000
       shares; issued and outstanding: 5,523 shares                552             552
    Common stock -  $.01 par value; authorized 60,000
      shares; issued and outstanding: 5,486 shares                  55              55
    Accumulated other comprehensive loss                       (37,778)        (36,611)
    Additional paid-in capital                                 556,206         556,206
    Unearned compensation - restricted stock awards                 --             (33)
    Accumulated deficit                                       (627,519)       (617,098)
                                                             ---------       ---------
                 Total stockholders' deficit                  (108,484)        (96,929)
                                                             ---------       ---------
                                                             $ 308,988       $ 311,916
                                                             =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six Months Ended June 30,
                                                                     2005            2004
                                                                  ---------       ---------
                                                                                (as Restated)
                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ (10,421)      $   2,063

Items not affecting cash from operating activities:

  Depreciation and amortization                                       5,998           6,663
  Amortization of debt related costs                                  1,093           1,131
  Other postretirement benefits                                         563             225
  Loss on early retirement of debt                                       --           1,161
  Gain on WPSC note recovery                                             --          (5,596)
  Gain on asset dispositions                                             --          (1,665)
  Equity loss (income) in affiliated companies                          (66)              2
  Chapter 11 and related reorganization expenses                      4,624              --
  Payments of Chapter 11 and related reorganization expenses         (2,071)             --
  Gain on derivatives - (unrealized)                                   (182)           (618)
  Reclassification of net cash settlements on derivative instruments    519          (2,457)
  Discontinued operations-non cash charges                             (681)          4,648
  Other                                                                  33             105
Decrease (increase)  in working capital elements,
  net of effect of acquisitions:
       Trade receivables                                            (14,199)        (20,405)
       Inventories                                                   (2,280)        (16,316)
       Other current assets                                          (1,189)          3,597
       Other current liabilities                                     (1,709)         (1,350)
  Other items-net                                                      (438)         (4,792)
  Discontinued operations                                            11,466          (1,388)
                                                                  ---------       ---------
Net cash used  by operating activities                               (8,940)        (34,992)
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                                         --          19,301
  Plant additions and improvements                                  (10,361)         (4,190)
  Proceeds from sales of assets                                          31           7,049
  Net cash settlements on derivative instruments                       (519)          2,457
  Discontinued operations                                             1,186            (168)
                                                                  ---------       ---------
Net cash provided by (used in) investing activities                  (9,663)         24,449
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds (repayment) - Handy & Harman term loans                (941)         99,329
  Net borrowings from revolving credit facilities                    10,125          36,936
  Repayment of  H&H Senior Secured Credit Facility                       --        (149,684)
  Net borrowings from H&H Senior Secured Credit Facility                 --          20,604
  Repayment of H&H Industrial Revenue Bonds                              --          (7,500)
  Net change in overdrafts                                            1,607              --
  Debt issuance fees                                                     --          (4,837)
                                                                  ---------       ---------
Net cash  provided by (used in) financing activities                 10,791          (5,152)
                                                                  ---------       ---------
NET CHANGE FOR THE PERIOD                                            (7,812)        (15,695)

Cash and cash equivalents at beginning of period                     20,826          41,990
                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  13,014       $  26,295
                                                                  =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -THE COMPANY AND NATURE OF OPERATIONS

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

      The following  Quarterly  Report on Form 10-Q for the three and six months ended  June 30,  2005 has been  prepared  to comply  with the  Company's  filing requirements under SEC rules and regulations as part of the Company's efforts to be  considered  a current  filer under such rules and  regulations.  This report should be read in  conjunction  with the  previously  filed 2005 10-K,  the 2004
10-K, and the updated information included above.

NOTE 3- BASIS OF PRESENTATION

      Commencing   March  7,  2005,  WHX  was  operating  its  businesses  as  a debtor-in-possession under the jurisdiction of the bankruptcy court. Thus, these interim unaudited Condensed  Consolidated Financial Statements as of and for the
three and six month periods ended June 30, 2005 have been prepared in accordance with the  American  Institute  of  Certified  Public  Accountants  Statement  of
Position 90-7 ("SOP 90-7"),  "Financial  Reporting by Entities in Reorganization
under the Bankruptcy Code." Accordingly, all pre-petition liabilities subject to compromise have been segregated in the unaudited Condensed  Consolidated Balance
Sheet and  classified as  Liabilities  Subject to  Compromise,  at the estimated amount of allowable claims.

      The following  table  details the  Liabilities  Subject to Compromise  (in thousands):

                                                                   June 30, 2005
                                                                   -------------

Debt - 10 1/2% Senior Notes                                           $92,820
Accrued interest on debt subject to compromise                          3,844
Other                                                                     558
                                                                      -------
    Total liabilities subject to compromise                           $97,222
                                                                      =======

      Subsequent  to WHX's  voluntary  petition for  reorganization  on March 7,
2005,   WHX  stopped   recognizing   interest  on  its  10-1/2%   Senior   Notes
(approximately  $3.1  million of interest  for the period  March 7, 2005 through
June 30, 2005).  In addition,  on March 7, 2005, WHX wrote off to Chapter 11 and
Related Reorganization expenses approximately $62,000 of deferred financing fees related to its 10-1/2% Senior Notes. WHX also stopped recognizing the cumulative dividends  on its  preferred  stock  as of the  date  of its  bankruptcy  filing
(approximately  $6.3 million of dividends would have been accrued for the period
March 7, 2005 through June 30, 2005).

      In  accordance  with  SOP  90-7,  liabilities  that  are  not  subject  to compromise  are  separately  classified  as  current  and  non-current  in their respective  account  classification.  Revenues,  expenses,  realized  gains  and losses, and provisions for losses resulting from the reorganization are reported separately  as  Chapter  11  and  Related  Reorganization  expenses,  net in the unaudited Condensed Consolidated Statements of Operations. Cash used for Chapter
11 and Related Reorganization  expenses is disclosed separately in the unaudited
Condensed Consolidated Statements of Cash Flows.

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

      In the opinion of management, the interim financial statements reflect all normal and recurring  adjustments  (and the  accounting  required under SOP 90-7 related to the Bankruptcy  Filing)  necessary to present fairly the consolidated financial  position and the results of operations  and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted  accounting  principles requires management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. Actual results could differ from those estimates.  The results of  operations  for the  three  and six  months  ended  June  30,  2005  are not necessarily indicative of the operating results for the full year.

NOTE 4-DEBTOR IN POSSESSION FINANCIAL STATEMENTS

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
WHX's non-debtor subsidiaries are not consolidated, but rather are accounted for using the equity method of accounting in these  financial  statements.  As such, non-Debtor  subsidiary  net income or loss is included  as "Equity in  after-tax income (loss) of non-Debtor  subsidiaries"  in the statement of operations,  and their net assets are  included as  "Investments  in and  Advances to  non-Debtor subsidiaries,  net" in the balance sheet.  Intercompany transactions between the
Debtor and  non-Debtor  subsidiaries  have not been  eliminated  in the Debtor's financial  statements.  The Debtor financial  statements  include the short-term investment  account of one of its non-Debtor  subsidiaries,  Wheeling-Pittsburgh
Capital  Corporation,  since the  Debtor was given  unrestricted  access to this account  during the  bankruptcy  period in order to operate  without a Debtor in
Possession credit facility.  The unaudited condensed financial statements of the
Debtor are presented as follows:

                                 WHX CORPORATION
                  DEBTOR IN POSSESSION STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                      Period from           Period from
                                                                     April 1, 2005         March 7, 2005
                                                                    to June 30, 2005     to June 30, 2005
                                                                    ----------------     ----------------
COST AND EXPENSES:
Pension expense (income)                                               $     (275)          $     (469)
Administrative and general expense                                          1,611                2,313
                                                                       ----------           ----------
       Subtotal - expenses                                                  1,336                1,844
                                                                       ----------           ----------

Interest income -H& H Subordinated Note                                      (763)              (1,053)
Chapter 11 and related reorganization expenses                              3,123                3,707
Equity in after-tax income (losses) of non-Debtor subsidiaries               (301)                 (34)
Other (income) expense - net                                                  (72)                (118)
                                                                       ----------           ----------
LOSS BEFORE TAXES                                                          (3,925)              (4,414)
Tax provision (benefit)                                                        --                   --
                                                                       ----------           ----------
NET LOSS                                                               $   (3,925)          $   (4,414)
                                                                       ==========           ==========

                                 WHX CORPORATION
                       DEBTOR IN POSSESSION BALANCE SHEET

                                 (IN THOUSANDS)
                                                                       June 30,
ASSETS                                                                   2005
                                                                      ---------
Current assets:
Cash and cash equivalents                                             $  10,937
Other current assets                                                      2,954
                                                                      ---------
    Total current assets                                                 13,891

Intangible pension asset                                                  1,760
Prepaid pension asset                                                        --
Subordinated Note - Handy & Harman                                       50,813
Deferred charges and other assets                                            54
                                                                      ---------
                                                                      $  66,518
                                                                      =========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses                                                          3,582
Short-term debt                                                              --
                                                                      ---------
    Total current liabilities                                             3,582

Investment in and advances to non-Debtor subsidiaries-net                 9,418
Accrued pension liability                                                17,479
Other post-employment benefits                                              299
Additional minimum pension liability                                     47,002
Liabilities subject to compromise                                        97,222
                                                                      ---------
                                                                        175,002
                                                                      ---------
Commitments and contingencies

Stockholders' deficit                                                  (108,484)

                                                                      ---------
                                                                      $  66,518
                                                                      =========

                                 WHX CORPORATION
                  DEBTOR IN POSSESSION STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                        Period March 7
                                                                       to June 30, 2005
                                                                       ----------------

Cash Flows From Operating Activities
    Net loss                                                               $ (4,414)
    Non cash income and expenses
       Equity in after-tax loss of non-Debtor subsidiaries                      (34)
       Chapter 11 and related reorganization expenses                         3,707
       Payments of Chapter 11 and related reorganization expenses              (923)
 Decrease/(increase) in working capital elements
       Receivables - including affiliated companies                          (2,198)
       Other current assets and liabilities                                     254
                                                                           --------

 Net cash used by operating activities                                       (3,608)
                                                                           --------

 Net cash provided/(used) by investing activities                                --

 Net cash used by financing activities                                           --
                                                                           --------

 Net change for the period                                                  (3,608)

 Cash and cash equivalents at beginning of period                            14,545
                                                                           --------

 Cash and cash equivalents at end of period                                $ 10,937
                                                                           ========

NOTE 5 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The  Company  is  restating  its  previously  issued  unaudited  condensed consolidated  financial  statements for the quarters ended March 31, 2004,  June
30, 2004 and  September 30, 2004 (the "Quarter  Restatement").  The  restatement corrects its accounting for long-lived  asset and goodwill  impairment,  certain tax matters and other  corrections,  including  the  accounting  for  derivative instruments  (specifically  future contracts on precious metals) and the related impact  on  inventory  (see  Note 8-  Inventories),  and its  accounting  for an executive life insurance program.

      In addition, for the quarter ended June 30, 2004, the Company has restated
its  financial  statements  to correct  for an error in the timing of and amount recognized with respect to certain  long-lived asset impairments under SFAS 144,
'Accounting for the Impairment or Disposal of Long-Lived Assets'.  The financial statements  have been  restated to decrease  the  impairment  charge  originally recognized  by $5.1  million,  from $9.0  million to $3.9  million.  The Company incorrectly  determined  the fair value of the asset  group and this  correction adjusts the carrying value of certain  impaired fixed assets of the wire & cable businesses to their fair value as determined  by a  contemporaneous  third-party appraiser. Based on negotiations in subsequent periods to sell this asset group, the financial statements for the quarter ended September 30, 2004 have also been restated to reflect an additional $4.2 million impairment charge. See Note 9 for a further discussion of this impairment.

      The Quarter  Restatement is given full effect in the financial  statements included  herein and the  financial  statements  to be included in the Company's
Quarterly  Reports  on Form 10-Q for the  quarters  ending  March  31,  2005 and
September 30, 2005. The following table presents the  restatements for the three months and the six  months  ended June 30,  2004 (see Note  8-Inventories-for  a description  of the hedge  accounting/inventory  and precious  metals  inventory adjustments recorded in the table below, and Note 9-Discontinued  Operations-for a description of the correction to long-lived asset impairments):

                         (in thousands except per share)

                                                                                                                      Basic
                                                                                                                  Income (Loss)
                                                                                  Operating           Net           Per Share
                                                          Net         Gross        Income           Income        Applicable to
                                                         Sales        Profit       (Loss)           (Loss)        Common Shares
                                                      ---------     ---------     ---------       ---------       -------------
2004:
  2nd Quarter
          As reported                                 $ 107,840     $  20,329     $    (488)      $    (954)       $   (1.07)
          Restatement Adjustments
              Long - lived asset impairment                                           5,060           5,060
              Hedge accounting/inventory (a)                                                          3,666
              Precious Metals inventory                                (2,902)       (2,902)         (2,902)
              Executive life insurance (b)                                              (36)            (36)
              Tax Matters                                                                              (375)
                                                      ---------     ---------     ---------       ---------
          As restated                                   107,840        17,427         1,634           4,459
          Discontinued operations                        (9,370)          484         5,591              --
                                                      ---------     ---------     ---------       ---------
          As presented                                   98,470        17,911         7,225           4,459            (0.07)

Six Months ended June 30, 2004
          As reported                                   205,334        38,360         3,654          (2,939)           (2.33)
          Restatement Adjustments
              Long - lived asset impairment                  --            --         5,060           5,060
              Hedge accounting/inventory (a)                 --            --            --           3,076
              Precious Metals inventory                      --        (2,657)       (2,657)         (2,657)
              Executive life insurance (b)                   --            --           (72)            (72)
              Tax Matters                                    --            --            --            (405)
                                                      ---------     ---------     ---------       ---------
          As restated                                   205,334        35,703         5,985           2,063
          Discontinued operations                       (19,125)          192         6,367              --
                                                      ---------     ---------     ---------       ---------
          As presented                                $ 186,209     $  35,895     $  12,352       $   2,063        $   (1.41)

(a)   Hedge accounting/inventory adjustment was recorded within the Other income
      (loss) line on the Statement of Operations.
(b)   Executive  life  insurance  adjustment  was  recorded  within the  Selling general & administrative expense line on the Statement of Operations.

      The above restatements  increase cash used by operating activities by $2.5 million on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2004,  from $32.5  million to $35.0  million,  and increase  cash flows from investing  activities by the same amount, from $22.0 million to $24.5 million,  to reflect the correction  related to the accounting for the Company's precious metal futures and forwards contracts. The remaining corrections are all within operating activities on the Statement of Cash Flows.

NOTE 6 - EARNINGS/LOSS PER SHARE

      The  computation  of basic earnings or loss per common share is based upon the  weighted  average  number of shares of Common  Stock  outstanding.  Diluted earnings per share gives effect to dilutive  potential common shares outstanding during the period.

      Outstanding stock options for common stock granted to officers, directors, and key employees totaled 1.3 million and 1.4 million at June 30, 2005 and 2004, respectively. In the computation of diluted loss per common share in the six and three-month  periods ended June 30, 2005 and 2004,  the  conversion of preferred stock,  the exercise of options to purchase  common stock,  and the inclusion of non-vested  restricted stock awards would have had an anti-dilutive  effect.  At
June 30, 2005 and 2004, the assumed conversion of preferred stock would increase outstanding  shares of common stock by 5,127,914  shares.  At June 30, 2005, the exercise of stock options would increase  outstanding  shares of common stock by
47,308  shares.  At June 30, 2004 and June 30,  2005,  there were 26,667 and -0-
shares,  respectively,  of non-vested  common stock  associated  with restricted stock awards. A reconciliation  of the income and shares used in the computation follows:

RECONCILIATION OF INCOME/(LOSS) AND SHARES IN EPS CALCULATION

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         For the Three Months Ended June 30, 2005

                                                        Loss             Shares            Per-Share
                                                     (Numerator)      (Denominator)         Amount
                                                     -----------      -------------        ---------

Net loss                                              $ (3,925)
Less: Preferred stock dividends                             --
                                                      --------

BASIC AND DILUTED EPS
Loss applicable to common stockholders                $ (3,925)             5,466            $ (0.72)
                                                      ========           ========            =======

                                                        For the Three Months Ended June 30, 2004
                                                                     (as Restated)

                                                      Income            Shares            Per-Share
                                                    (Numerator)      (Denominator)         Amount
                                                     -----------      -------------        ---------

Net income                                            $  4,459
Less: Preferred stock dividends                          4,856
                                                      --------
BASIC AND DILUTED EPS
Loss applicable to common stockholders                $   (397)             5,426            $ (0.07)
                                                      ========           ========            =======

                                                         For the Six Months Ended June 30, 2005

                                                        Loss             Shares            Per-Share
                                                     (Numerator)      (Denominator)         Amount
                                                     -----------      -------------        ---------

Net loss                                              $(10,421)
Less: Preferred stock dividends                          3,561
                                                      --------

BASIC AND DILUTED EPS
Loss applicable to common stockholders                $(13,982)             5,463            $ (2.56)
                                                      ========           ========            =======

                                                        For the Six Months Ended June 30, 2004
                                                                     (as Restated)

                                                       Income            Shares            Per-Share
                                                     (Numerator)      (Denominator)         Amount
                                                     -----------      -------------        ---------

Net income                                            $  2,063
Less: Preferred stock dividends                          9,712
                                                      --------

BASIC AND DILUTED EPS
Loss applicable to common stockholders                $ (7,649)             5,426            $ (1.41)
                                                      ========           ========            =======

STOCK BASED COMPENSATION

      The  effect  on net  loss  and  loss  per  share  if WHX had  applied  the fair-value recognition provisions of Statement of Financial Accounting Standards
("SFAS") No. 123,  "Accounting  for  Stock-Based  Compensation",  to stock-based compensation  for the three and six months  ended June 30, 2005 and 2004 was not material.

PREFERRED STOCK DIVIDENDS

      At  June  30,  2005,  dividends  in  arrears  to  Series  A and  Series  B
Convertible  Preferred  Shareholders  were  $37.1  million  and  $49.0  million, respectively.  As previously  described,  upon  emergence from  bankruptcy,  all shares of  preferred  stock and  accrued  dividends  were deemed  cancelled  and annulled.

NOTE 7 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six-months ended June 30, 2005 and
2004 is as follows:

(in thousands)                                     Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                    2005           2004           2005           2004
                                                 --------       --------       --------       --------
                                                              (as Restated)                 (as Restated)

Net income (loss)                                $ (3,925)      $  4,459       $(10,421)      $  2,063

Other comprehensive loss:
   Foreign currency translation adjustments          (733)           (95)        (1,167)          (239)
                                                 --------       --------       --------       --------

Comprehensive income (loss)                      $ (4,658)      $  4,364       $(11,588)      $  1,824
                                                 ========       ========       ========       ========

Accumulated other  comprehensive  income (loss) balances as of June 30, 2005 and
December 31, 2004 were comprised as follows:

(in thousands)

                                                     June 30,       December 31,
                                                       2005             2004
                                                     --------       ------------

Minimum pension liability adjustment                 $(39,980)        $(39,980)

Foreign currency translation adjustment                 2,202            3,369
                                                     --------         --------

                                                     $(37,778)        $(36,611)
                                                     ========         ========

NOTE 8 - INVENTORIES

      Inventories  at June 30,  2005 and  December  31,  2004 are  comprised  as follows:

(in thousands)                                                          June 30,     December 31,
                                                                          2005           2004
                                                                        --------     ------------

Finished products                                                       $ 16,059       $ 16,366
In-process                                                                 8,500          6,199
Raw materials                                                             17,758         18,931
Fine and fabricated precious metal in various stages of completion        18,725         17,093
                                                                        --------       --------
                                                                          61,042         58,589
LIFO reserve                                                                (598)          (285)
                                                                        --------       --------
                                                                        $ 60,444       $ 58,304
                                                                        ========       ========

      In order to  produce  certain  of its  products,  the  Company  purchases, maintains and utilizes precious metals inventory. The Company maintains policies consistent with economically hedging its precious metals inventory against price fluctuations.  Hedge  accounting  under  SFAS 133,  "Accounting  for  Derivative
Instruments and Hedging Activities",  requires contemporaneous  documentation at the inception of the applicable hedging  relationship,  including the method for assessing the hedging instrument's effectiveness as well as the method that will be  used to  measure  hedge  ineffectiveness.  The  Company  did  not  meet  the documentation  criteria  necessary to apply hedge accounting.  Accordingly,  the
Company has restated its financial  statements to mark to market the  derivative instruments  related to precious  metals.  Such mark to market  adjustments  are recorded in current period  earnings as other income or expense in the Company's consolidated  statement of  operations  The quarter and six month  periods ended
June 30, 2005  include  losses of $0.1 million and $0.5  million,  respectively, relating to these adjustments.  The quarter and six month periods ended June 30,
2004 included gains of $3.7 million and $3.1 million, respectively. In addition, the Company has restated its financial  statements to record its precious  metal inventory at LIFO cost,  subject to lower of cost or market with any adjustments recorded  through cost of goods sold.  Operating  income for the quarter and six month periods  ended June 30, 2005 both include a non-cash  reduction to cost of goods sold of $0.1 million resulting from the lower of cost or market adjustment to precious metal  inventories.  Such  adjustments for the quarter and six month periods  ended June 30, 2004 were  charges to cost of goods sold of $2.9 million and $2.7 million, respectively. The market value of the precious metal inventory exceeded  LIFO value cost by $0.6  million and $0.3 million at June 30, 2005 and
December 31, 2004, respectively.

      In the normal course of business,  certain customers and suppliers deposit quantities of precious metals with the Company under a variety of  arrangements.
Equivalent  quantities of precious  metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company's financial statements.

The following  table  summarizes  customer-owned  and H&H owned  precious  metal quantities:

                                             June 30, 2005     December 31, 2004
                                             -------------     -----------------
   Silver ounces:
     Customer metal                               94,150             124,000
     H&H owned metal                           1,369,313           1,347,900
                                               ---------           ---------
           Total                               1,463,463           1,471,900
                                               =========           =========

   Gold ounces:
     Customer metal                                  217               1,347
     H&H owned metal                              17,786              14,617
                                               ---------           ---------
           Total                                  18,003              15,964
                                               =========           =========

   Palladium ounces:
                                               -----------------------------
     Customer metal                                1,248               1,296
                                               =============================

Market value per ounce:
      Silver                                   $   7.065           $   6.845
      Gold                                     $  437.10           $  435.60
      Palladium                                $  183.00           $  184.00

NOTE 9 - DISCONTINUED OPERATIONS

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

      The decision to close these  operations  resulted in a fourth quarter 2004 restructuring  charge of $1.2 million for termination benefits and related costs for  146  union  employees.  These  termination  benefits  were  paid  in  2005.
Additionally,  $0.4 million was recorded as a restructuring  charge for clean up costs related to the Cockeysville, Maryland facility. The Company operated these facilities  on a limited  basis in the first quarter of 2005 in order to fulfill customer  commitments.  Operating  losses and  closure  costs  incurred  in 2005 amounted  to $4.2  million  including a $0.7  million  gain on the sale of fixed assets and $0.9 million in  termination  benefits.  Accordingly,  the  estimated total cost including  termination  benefits,  operating losses  (excluding fixed asset gains) and closure costs was approximately $6.5 million.  These costs were funded from  realization of working  capital and proceeds from the sale of fixed assets of these businesses. In the second quarter of 2005, all operations of the wire & cable business concluded.  Accordingly,  these businesses are reported as discontinued  operations in the accompanying financial statements.  In 2006, the
Company sold land,  buildings,  and certain machinery and equipment  relating to these  businesses  for  $7.3  million  and  recognized  a gain  on  these  sales
(principally the land and buildings) of $4.5 million.

      Operating results of discontinued operations were as follows:

                                          Three Months Ended June 30,    Six Months Ended June 30,
(in thousands)                                2005           2004           2005           2004
                                            --------       --------       --------       --------
                                                         (as Restated)                 (as Restated)
Net Sales                                   $    742       $  9,370       $ 10,672       $ 19,125
Asset impairment charge                           --          3,940             --          3,940
Gain on sale of fixed assets                      --             --            681             --
Operating loss                                (1,522)        (5,591)        (3,416)        (6,366)
Interest/other expense                            31             29             68             67
Income taxes                                      --             --             --             --
Loss from discontinued operations, net        (1,553)        (5,620)        (3,484)        (6,433)

NOTE 10 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

      The following  table presents the components of net periodic  pension cost
(credit)  for the WHX Pension  Plan for the three and six months  ended June 30,
2005 and 2004:

(in thousands)                             Three Months Ended             Six Months Ended
                                               June 30,                       June 30,
                                          2005           2004           2005           2004
                                        -----------------------       -----------------------

Service cost                            $    326       $    114       $    622       $    489
Interest cost                              4,131          6,363         11,503         12,163
Expected return on plan assets            (5,417)        (7,098)       (13,886)       (13,973)
Amortization of prior service cost            51             18             77             43
Recognized actuarial (gain)/loss             634             --            634             --
                                        -----------------------       -----------------------
                                        $   (275)      $   (603)      $ (1,050)      $ (1,278)
                                        =======================       =======================

      A  curtailment  loss  related  to the  shutdown  of  the  wire  and  cable operations  of $0.2  million is not included  above.  This  curtailment  loss is included in the net loss from  discontinued  operations in the second quarter of
2005. In order to properly record the effect of the  curtailment  under SFAS 88, the Company  remeasured its pension  liability as of the date of the curtailment and as a result,  reduced its year-to date pension  credit by $0.5 million as of
June 30, 2005.

      The Company maintains several other retirement and postretirement  benefit plans covering  substantially  all of its employees.  The approximate  aggregate expense for these plans is $0.5 million and $0.5 million (as  restated)  for the three  months ended June 30, 2005 and 2004,  respectively,  and $1.2 million and
$1.0  million  (as  restated)  for the six months  ended June 30, 2005 and 2004, respectively.

NOTE 11 - DEBT

Debt consists of the following:

(in thousands)                                         June 30,     December 31,
                                                         2005           2004
                                                       --------     ------------

WHX Senior Notes due 2005, 10 1/2% (A)                 $ 92,820       $ 92,820
H&H Credit Facility - Term Loan A                        17,635         19,301
H&H Term Loan - Term Loan B                              70,627         71,000
Other H&H debt                                            5,536          6,535
                                                       --------       --------
                                                        186,618        189,656
Less portion due within one year                         88,713        183,629
Less Senior Notes classified as a component of
  Liabilities Subject to Compromise (A)                  92,820             --
                                                       --------       --------
Total long-term debt                                   $  5,085       $  6,027
                                                       ========       ========

(A)   This  obligation is classified  as a component of  Liabilities  Subject to
      Compromise at June 30, 2005.

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

NOTE 12 - REPORTABLE SEGMENTS

      The  Company has three  reportable  segments:  (1)  Precious  Metal.  This segment manufactures and sells precious metal brazing products and electroplated material, containing silver, gold, and palladium in combination with base metals for use in a wide variety of industrial  applications;  (2) Tubing. This segment manufactures  and sells metal tubing  products and  fabrications  primarily from stainless steel, carbon steel and specialty alloys, for use in a wide variety of industrial applications; and (3) Engineered Materials. This segment manufactures specialty roofing and construction fasteners,  products for gas, electricity and water  distribution  using steel and plastic which are sold to the construction, and  natural  gas  and  water  distribution  industries,  and  electrogalvanized products used in the construction and appliance industries.

      Management  reviews gross profit and operating  income to evaluate segment performance.  Operating income for the reportable segments excludes  unallocated general corporate  expenses.  Other income and expense,  interest  expense,  and income  taxes are not  presented  by segment  since they are  excluded  from the measure of segment profitability reviewed by the Company's management.

      The following table presents information about reportable segments for the three and six-month periods ending June 30, 2005 and 2004:

                                                             Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
(in thousands)                                              2005            2004            2005            2004
                                                         ---------       ---------       ---------       ---------
                                                                       (as Restated)                   (as Restated)
Net Sales

   Precious Metal                                        $  29,700       $  27,956       $  59,586       $  56,578
   Tubing                                                   28,538          26,298          56,987          51,105
   Engineered Materials                                     47,318          44,216          84,912          78,526
                                                         ---------       ---------       ---------       ---------
           Net sales                                     $ 105,556       $  98,470       $ 201,485       $ 186,209
                                                         =========       =========       =========       =========

Segment operating income (loss)
   Precious Metal                                        $     862       $  (1,734)      $   1,425       $     928
   Tubing                                                      782           1,765           1,683           2,405
   Engineered Materials                                      4,786           5,913           7,243           9,019
                                                         ---------       ---------       ---------       ---------
                                                             6,430           5,944          10,351          12,352
                                                         ---------       ---------       ---------       ---------

Unallocated corporate expenses                               1,335             426           2,212           1,665
Gain on disposal of fixed assets                                 5           1,707              --           1,665
                                                         ---------       ---------       ---------       ---------

    Income from operations                                   5,100           7,225           8,139          12,352

Interest expense                                             3,807           6,078           9,266          10,750
Gain (loss) on early retirement of debt                         --              --              --          (1,161)
Chapter 11 and related reorganization expenses               3,123              --           4,624              --
Other income (loss)                                            (52)          9,682            (323)          9,347
                                                         ---------       ---------       ---------       ---------

Income (loss) from continuing operations before tax         (1,882)         10,829          (6,074)          9,788

Tax provision                                                  490             750             863           1,292
                                                         ---------       ---------       ---------       ---------

Income (loss) from continuing operations, net               (2,372)         10,079          (6,937)          8,496
Loss from discontinued operations, net                      (1,553)         (5,620)         (3,484)         (6,433)
                                                         ---------       ---------       ---------       ---------

          Net income (loss)                              $  (3,925)      $   4,459       $ (10,421)      $   2,063
                                                         =========       =========       =========       =========

      As described in Note 9-Discontinued  Operations,  the Company discontinued
its operation of the wire and cable  business  during the quarter ended June 30,
2005. The wire and cable  business had been reported  within the Wire and Tubing reportable segment (now the Tubing reportable segment).

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

RESULTS OF OPERATIONS

COMPARISON OF THE SECOND QUARTER OF 2005 WITH THE SECOND QUARTER OF 2004

      Net sales for the second  quarter of 2005 increased $7.1 million to $105.6 million,  compared  to $98.5  million  in the  second  quarter  of  2004.  Sales increased  by $1.8 million in the Precious  Metal  Segment,  $2.2 million in the
Tubing Segment and $3.1 million in the Engineered Materials Segment.

      Gross profit  percentage  increased in the second quarter of 2005 to 19.5%
from 18.2% in the  second  quarter  of 2004,  principally  because in the second quarter of 2004,  low market  prices for precious  metals  caused the Company to record a charge to gross profit of $2.9 million to reflect  inventory  valued at the lower of cost or market.

      Selling,  general and  administrative  expenses  increased $3.1 million to
$15.5 million in the second quarter of 2005 from $12.4 million in the comparable
2004  period.  Included  in the 2004 period is the  reversal  of a $1.3  million reserve for a legal proceeding that was settled in the Company's favor. The 2005 period  includes $0.6 million of expenses  related to Protechno,  a wholly owned subsidiary  that was acquired in the fourth  quarter of 2004.  Pension credit in
2005 is $0.3 million lower than in the comparable 2004 period.

      Gain on disposal of fixed  assets for the second  quarter of 2004 was $1.7 million,  and resulted from the sale of an aircraft.  There were no  significant sales of fixed assets in the second quarter of 2005.

      Operating  income for the second quarter of 2005 was $5.1 million compared to $7.2 million for the second quarter of 2004. The decrease in operating income in 2005 was driven by two non-recurring favorable items that occurred in the 2nd quarter of 2004;  specifically,  the  reversal of a $1.3  million  reserve for a legal  proceeding  that was settled in the  Company's  favor and the gain on the sale of fixed assets  recorded in 2004.  Operating  income at the segment  level rose to $6.4  million in 2005,  from $5.9  million  in 2004.  The  increase  was primarily  related  to  increased  sales  volume  at our  fastener  and  certain stainless steel tubing units and increased gross margin percentage.

      Interest  expense for the second quarter of 2005 decreased $2.3 million to
$3.8 million from $6.1 million in the second quarter of 2004. As a result of the
Bankruptcy  filing, the Company no longer accrued interest on its 10 1/2% Senior
Notes after the filing date of March 7, 2005. This resulted in reduced  interest expense of  approximately  $2.4  million in the 2nd quarter of 2005  compared to
2004.  This  decrease in  interest  expense was  partially  offset by  increased interest rates on increased borrowings at H&H.

      Chapter 11 and related reorganization expenses are presented separately in the Condensed  Consolidated Statement of Operations in accordance with SOP 90-7, and  represent  expenses  incurred  by WHX because of its  reorganization  under
Chapter 11 of the U.S.  Bankruptcy Code.  Chapter 11 and related  reorganization expenses  of $3.1  million  incurred in the second  quarter of 2005  principally consisted  of  professional  fees for  services  provided by debtor and creditor professionals directly related to WHX's reorganization proceedings.

      Other income  (loss) was a loss of $0.1  million in the second  quarter of
2005 compared to income of $9.7 million in the second  quarter of 2004. In 2003,
the   Company   received   a   $10.0   million    subordinated   note   from   ,
Wheeling-Pittsburgh  Steel  Corporation  ("WPSC"),  a former  subsidiary of WHX, which had been fully  reserved.;  In July 2004 the Company realized $5.6 million upon the sale of the note to a third  party and,  accordingly,  the  reserve was reversed  and $5.6  million  was  recorded in other  income.  The balance of the
decrease  in  income  in  2005  relates   principally   to  $3.8  million  lower
derivative-related gains on precious metal forward contracts than in 2004.

      In the second  quarter of 2005 and 2004,  a tax  provision of $0.5 million and $0.8 million,  respectively,  was recorded for foreign and state taxes.  The
Company has recorded a valuation allowance related to the tax benefit of current period  operating  losses due to the  uncertainty of realizing these benefits in the future.

      The loss  from  discontinued  operations  relates  to the  Wire and  Cable business,  which  concluded  operations  in the  second  quarter  of  2005.  For comparative  purposes,  2004 has been presented with this business accounted for as a discontinued operation. The higher loss in 2004 was primarily the result of a $3.9 million charge  recorded for the impairment of long-lived  assets of this business.

      The comments that follow compare  revenues and operating income by segment for the second quarter 2005 and 2004:

PRECIOUS METAL

      Sales for the Precious  Metal  Segment  increased  $1.8 million from $27.9 million in 2004 to $29.7  million in 2005.  This increase in sales was primarily due to the  acquisition of Protechno in the fourth quarter of 2004 and increased precious  metal prices.  Protechno's  sales in the 2nd quarter of 2005 were $1.5 million.  Partially  offsetting  this  increase were lower sales at the precious metal plating units due to decreased  volume to its automotive  and  electronics customers combined with lower selling prices to its automotive customers.

      Operating  income  increased  $2.6 million to $0.9 million in 2005 from an operating  loss of $1.7 million in 2004.  This  increase is primarily  due to an increase in gross  profit  percentage.  Gross  profit  margin rose due to higher market  prices for precious  metals in 2005 than in the second  quarter of 2004, when the Company recorded a charge to gross margin of $2.9 million to adjust its inventory value to the lower of cost or market.

TUBING

      Sales for the Tubing Segment  increased $2.2 million from $26.3 million in
2004 to $28.5  million in 2005.  This  increase is  primarily  related to market share gains and  stronger  demand in  petrochemical,  military  and aircraft and medical  markets as they relate to certain of the Company's  tubing  businesses.
Increased prices at the  refrigeration  units due to increased steel prices were partially offset by reduced volume.

      Operating  income  decreased  by $1.0 million from $1.8 million in 2004 to
$0.8  million in 2005.  This  decrease in operating  income is primarily  due to increased  steel  prices at the  refrigeration  units,  partially  offset by the increased sales noted above.

ENGINEERED MATERIALS

      Sales for the  Engineered  Materials  Segment  increased $3.1 million from
$44.2  million  in 2004 to  $47.3  million  in 2005  primarily  due to  stronger commercial  roofing and home center markets,  market share gains,  and increased sales prices.  These  increases were  partially  offset by reduced volume at our electrogalvanizing facility.

      Operating  income  decreased  by $1.1 million from $5.9 million in 2004 to
$4.8 million in 2005. This decrease in operating  income is primarily due to the decreased volume and increased steel costs at our electro-galvanizing  facility, partially  offset  by  increased  operating  income  resulting  from  the  sales increases mentioned above.

UNALLOCATED CORPORATE EXPENSES

      Unallocated corporate expenses increased from $0.4 million in 2004 to $1.3 million in 2005. This increase is principally  related to the reversal of a $1.3 million reserve for a legal proceeding recorded in the 2004 period.

COMPARISON OF THE FIRST SIX MONTHS OF 2005 WITH THE FIRST SIX MONTHS OF 2004

      Net sales for the first six  months of 2005  increased  $15.3  million  to
$201.5  million,  compared  to $186.2  million  in the first six months of 2004.
Sales  increased by $3.0 million in the Precious Metal Segment,  by $5.9 million in the Tubing Segment, and by $6.4 million in the Engineered Materials Segment.

      Gross profit  percentage was 19.3% in both  six-month  periods of 2005 and
2004. The impact of higher raw material costs, which reduced gross profit in the first quarter of 2005 compared to 2004, was offset in the second quarter,  which improved  over 2004.  In the  second  quarter  of 2004,  low  market  prices for precious metals caused the Company to record a charge to gross profit to reflect inventory valued at the lower of cost or market.

      Selling,  general and  administrative  expenses  increased $5.5 million to
$30.7  million  in the  first  six  months of 2005  from  $25.2  million  in the comparable  2004  period.  Included in the 2004 period is the reversal of a $1.3 million reserve for a legal  proceeding that was settled in the Company's favor.
Included in selling,  general and administrative  expenses in the 2005 period is
$1.2  million of costs  related to  Protechno  which was  acquired in the fourth quarter of 2004.  Pension  credit in 2005 is $0.2  lower than in the  comparable
2004  period,  and payroll and related  costs rose in 2005,  in some  functions, related to higher sales levels.

      Gain on disposal of fixed assets for the first six months of 2004 was $1.7 million,  and  principally  resulted from the sale of two aircraft;  one in each quarter during the period.  There were no  significant  sales of fixed assets in the first six months of 2005.

      Operating  income  for the  first  six  months  of 2005 was  $8.1  million compared to $12.4  million in 2004.  $3.0  million of the  decrease in operating income in 2005 was driven by two non-recurring  favorable items that occurred in the first six months of,  2004;  specifically,  the  reversal of a $1.3  million reserve for a legal  proceeding  that was settled in the Company's favor and the gain on the sale of fixed  assets  recorded  in 2004.  Operating  income  at the segment  level in 2005 was $10.4  million  compared to $12.4 million in 2004 The principal  reason for the decrease in operating  income at the segment  level is the  increase in selling,  general and  administrative  expenses.  Other  trends affecting operating income are increased steel costs at the refrigeration tubing units and certain engineered materials units, as well as decreased volume at the precious  metal plating  units,  partially  offset by increased  sales volume at certain stainless steel tubing units.

      Interest  expense for the first six months of 2005  decreased $1.5 million to $9.3 million from $10.8 million for the first six months of 2004. As a result of the Bankruptcy  filing, the Company no longer accrued interest on its 10 1/2%
Senior  Notes after the filing date of March 7, 2005.  This  resulted in reduced interest expense of approximately $3.2 million for the 6 month period ended June
30, 2005  compared to the  comparable  2004  period.  This  decrease in interest expense was partially offset by increased interest rates on increased borrowings at H&H.

      Loss on early  retirement  of debt of $1.2  million in 2004 relates to the write-off  of  deferred  financing  fees  from  the  Company's  previous  credit facility, which was refinanced on March 31, 2004.

      Chapter 11 and related reorganization expenses are presented separately in the  consolidated  statement of  operations  in  accordance  with SOP 90-7,  and represent expenses incurred by WHX because of its  reorganization  under Chapter
11 of the U.S. Bankruptcy Code. Such expenses ($4.6 million) principally consist of professional fees for services provided by debtor and creditor  professionals directly related to WHX's reorganization proceedings.

      Other income  (loss) was a loss of $0.3 million in the first six months of
2005  compared to income of $9.3 million in the  comparable  period of 2004.  In
2003,   the   Company   received  a  $10.0   million   subordinated   note  from
Wheeling-Pittsburgh  Steel  Corporation  ("WPSC"),  a former  subsidiary of WHX, which had been fully reserved.  In July 2004, the Company  realized $5.6 million upon the sale of the note to a third  party and,  accordingly,  the  reserve was reversed  and $5.6  million  was  recorded in other  income.  The balance of the
decrease  in  income  in  2005   principally   relates  to  $3.5  million  lower
derivative-related gains on precious metal forward contracts than in 2004.

      In the first six months of 2005 and 2004,  tax  provisions of $0.9 million and $1.3 million,  respectively,  were recorded for foreign and state taxes. The
Company has recorded a valuation allowance related to the tax benefit associated with the current  period  operating  losses due to the  uncertainty of realizing these benefits in the future.

      The loss  from  discontinued  operations  related  to the  Wire and  Cable business,  which  concluded  operations  in the  second  quarter  of  2005.  For comparative  purposes,  2004 has been presented with this business accounted for as a discontinued operation. The higher loss in 2004 was primarily the result of a $3.9 million charge  recorded for the impairment of long-lived  assets of this business.

      The  comments  that follow  compare  revenues  and  operating  income from continuing  operations by segment for the six-month  periods ended June 30, 2005 and 2004:

PRECIOUS METAL

      Sales for the Precious  Metal  Segment  increased  $3.0 million from $56.6 million in 2004 to $59.6  million in 2005.  This  increase in sales is primarily due to the  acquisition of Protechno in the fourth quarter of 2004 and increased precious  metal prices.  Protechno's  sales in the first six months of 2005 were
$3.1  million.  In  addition  to  incremental  sales  from  the  acquisition  of
Protechno,  sales rose at the Company's other precious metal fabrication  units, offset by lower  sales at the  precious  metal  plating  units due to  decreased volume to its automotive and electronics  customers  combined with lower selling prices to its automotive customers.

      Operating  income increased $0.5 million from $0.9 million in 2004 to $1.4 million in 2005. This increase resulted from the higher sales, but the principal cause was an increase in gross profit  percentage.  Gross profit margin rose due to higher market prices for precious  metals in 2005 than in the second  quarter of 2004, when the Company recorded a charge to gross margin to reflect inventory valued at the lower of cost or market.

TUBING

      Sales for the Tubing Segment  increased $5.9 million from $51.1 million in
2004 to $57.0  million in 2005.  This  increase is related to market share gains and stronger demand in petrochemical,  military, aircraft and medical markets at the  Company's  stainless  tubing  businesses  and to higher  selling  prices to domestic  appliance  manufacturers.  The increased  selling prices were directly related to higher  raw  material  (steel)  costs.  These  sales  increases  were partially offset by lower sales volumes in our European appliance markets.

      Operating  income  decreased  by $0.7 million from $2.4 million in 2004 to
$1.7  million in 2005.  This  decrease in operating  income is primarily  due to increased steel prices at our appliance related units and lower sales volumes in our European  appliance  markets,  partially  offset by the increased  sales and profitability in the stainless tubing businesses.

ENGINEERED MATERIALS

      Sales for the  Engineered  Materials  Segment  increased $6.4 million from
$78.5 in 2004 to $84.9 million in 2005  primarily  due to a stronger  commercial construction  market,  market share  gains,  and  increased  sales prices at our fastener  facility.  These increases were partially  offset by reduced volume at our electrogalvanizing facility.

      Operating  income decreased $1.8 million from $9.0 million in 2004 to $7.2 million in 2005.  This  decrease in  operating  income is  primarily  due to the decreased volume and increased steel costs at our  electrogalvanizing  facility, higher  payroll costs,  partially  offset by increased  operating  income at our fastener facility.

UNALLOCATED CORPORATE EXPENSES

      Unallocated corporate expenses increased $0.5 million from $1.7 million in
2004 to $2.2 million in 2005. This increase is primarily related to the reversal of a $1.3  million  reserve for a legal  proceeding  in 2004,  as well as a $0.2 million lower pension  credit in 2005.  The 2004 first half includes $0.6 of net operating expenses related to an aircraft that was sold in the second quarter of
2004.

FINANCIAL POSITION

      As of June 30, 2005,  the Company's  current assets totaled $150.0 million and its current liabilities totaled $238.8 million; a working capital deficit of
$88.8 million. With the exception of $5.1million of Other H&H debt, all debt has been  reclassified  as either  current due to  noncompliance  with  certain debt covenants, or as a non-current liability subject to compromise.  The improvement
in  the  working   capital  deficit  from  December  31,  2004  is  due  to  the reclassification of the 10 1/2% Senior Notes of approximately $92.8 million from current  portion of  long-term  debt  (classified  as such due to debt  covenant violations) to a non-current liability subject to compromise.

      Net cash used by  operating  activities  for the six months ended June 30,
2005 totaled $8.9 million.  Income from operations  adjusted for non-cash income and expense items used $0.6 million of cash. Working capital accounts used $19.4 million of cash, as follows: Accounts receivable used $14.2 million, inventories used $2.3 million, and net other current items used $2.9 million.  This compared to $35.0  million used by operating  activities in the six months ended June 30,
2004,   which  was  driven  by  large  increases  in  inventories  and  accounts receivable.

      Inventories  totaled  $60.4 million at June 30, 2005 and used $2.3 million of cash flow in the six months ended June 30, 2005. In the comparable  period of
2004, inventory increased substantially, resulting in a large use of cash ($16.3 million).  The  increase  in  inventory  in 2004 was  primarily  related  to the termination  of the  Company's  precious  metal  consignment  facility  and  the resulting purchase of precious metal inventory.  At December 31, 2003, 1,605,000 ounces of silver and 14,617  ounces of gold were  consigned to the Company under the consignment  facility.  Upon termination of this facility on March 30, 2004,
H&H  purchased  approximately  $15.0  million of precious  metal.  The purchased precious  metals  included in  inventory  amounted to $12.7  million at June 30,
2004. The remaining increase in inventory relates to higher sales levels than in the prior year.

      The use of funds due to accounts  receivable  in both the six months ended
June 30,  2005 and 2004  ($14.2  million and $20.4  million,  respectively)  was caused by an increase in accounts  receivable  which  resulted from higher sales levels for the second  quarter for that  respective  year compared to the fourth quarter of the prior year. Accounts receivable at year-end are normally at their lowest  level of the year as a result of the normal  slow down in  manufacturing activity  in the  later  part  of the  fourth  quarter.  This is the  result  of scheduled  plant shut downs and  holidays in November  and December and the slow down in construction markets in December.

      Net other current assets and liabilities used $2.9 million of cash flow in the six months ended June 30, 2005 and provided  $2.2 million in the  comparable period in 2004.  The primary reason for the increase in cash used in 2005 is the payment of $2.6 million of environmental remediation costs during the period.

      Other non-working capital items included in operating activities used $0.4 million in the first six months of 2005;  less than the $4.8 million used in the comparable period of 2004. The decrease is principally  because of a significant non-recurring  use of cash in  2004,  when,  in  connection  with  the H&H  debt refinancing,  WHX deposited $5.0 million of cash with H&H's lender as collateral for the H&H obligation.

      Discontinued  operations provided $11.5 million in the first six months of
2005 primarily due to the liquidation of the Wire and Cable business's inventory and  accounts  receivable  as part of its  shutdown.  In the first six months of
2004,  however,  discontinued  operations  used $1.4  million due largely to the operating losses of the Wire and Cable business.

      In 2003,  the Company  purchased an  aircraft,  which it sold in the first quarter of 2004 for $19.3 million.  The sale resulted in a gain of $30,000.  The aircraft  was included in other  current  assets on the  Company's  consolidated balance sheet at December 31, 2003.  Additionally,  the Company sold an aircraft in the second  quarter of 2004. The sale of this aircraft  provided  proceeds of
$7.0 million and resulted in a pre-tax gain of $1.7 million.

      In the six months ended June 30, 2005,  $10.4 million was spent on capital improvements,  as compared to $4.2 million in the comparable period of 2004. The increase was principally  related to a plant expansion in 2005 at H&H's fastener facility in Agawam, MA.

      H&H's  revolving  credit  facility  existing  at  December  31,  2003  was scheduled  to mature on July 31,  2004.  On March 31,  2004,  H&H  obtained  new financing  agreements to replace and repay its existing  Senior  Secured  Credit
Facilities,  including the revolving credit facility.  Cash flows from financing activities  on the  Company's  statement  of cash flows shows the effect of this refinancing  in the six month period ended June 30, 2004.  In the same period of
2005, the Company's  financing  activities  provided $10.8 million,  principally from increasing the balance  outstanding  under the Company's  revolving  credit facility.

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

      On December 28, 2006, H&H and certain of H&H's subsidiaries  amended their
Loan and Security  Agreement with Wachovia and their Loan and Security Agreement with Steel  Partners  II, L.P.  ("Steel")  to  provide,  in part,  for:  (i) the consummation of the transactions  contemplated by the PBGC Settlement  Agreement and the IRS waiver of possible events of default that may have occurred relating to the matters covered by the PBGC Settlement Agreement;  and (ii) a $42 million term loan funded by Ableco  Finance LLC. A portion of the loan ($26 million) was used to fund an acquisition  by H&H, $3.2 million was paid as a contribution  to the WHX  Pension  Plan,  and  approximately  $12 million of the loan was used to reduce H&H's outstanding balance under its revolving credit facility.

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
2004.

ITEM 4. CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial  Officer  concluded  that as of June 30, 2005 and 2004, our disclosure controls and  procedures  were not  effective in ensuring  that all  information required to be  disclosed  in reports  that we file or submit under the Exchange
Act is recorded,  processed,  summarized  and  reported  within the time periods specified in the SEC rules and forms and that such  information  is  accumulated and  communicated to our management,  including our Chief Executive  Officer and
Chief  Financial  Officer,  in a manner that allows timely  decisions  regarding required disclosure.

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

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or detected.  As of June 30, 2005,  we have  concluded  that the Company did not maintain  effective  disclosure  controls and  procedures  due to the  following material weaknesses:

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
Additionally, these control deficiencies could result in a material misstatement in any of the Company's  accounts or disclosures that would result in a material misstatement  of the annual or interim  consolidated  financial  statements that would not be  prevented or  detected.  As of June 30, 2005,  we did not maintain effective controls over:

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