Form 10-Q
period 2005-09-30
WHX CORP
filed 2007-03-09
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2005

|_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from_________________to_________________

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

PART I. ITEM 1: FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended               Nine Months Ended
                                                                     September 30,                  September 30,
                                                                  2005            2004            2005            2004
                                                               ---------       ---------       ---------       ---------
                                                                             (as Restated)                   (as Restated)

                                                                           (in thousands - except per share)

Net sales                                                      $ 103,142       $ 101,598       $ 304,627       $ 287,807

Cost of goods sold                                                84,090          79,561         246,771         229,875
                                                               ---------       ---------       ---------       ---------

Gross profit                                                      19,052          22,037          57,856          57,932

Selling, general and administrative expenses                      21,418          13,320          52,083          38,528
Gain (loss) on disposal of fixed assets                               (5)            (43)             (4)          1,622
                                                               ---------       ---------       ---------       ---------

Income (loss) from operations                                     (2,371)          8,674           5,769          21,026
                                                               ---------       ---------       ---------       ---------

Other:
           Interest expense                                        3,924           6,866          13,190          17,616
           Loss on early retirement of debt                           --              --              --          (1,161)
           Chapter 11 and related reorganization expenses          4,856              --           9,480              --
           Other income (loss)                                      (749)         (2,097)         (1,072)          7,250
                                                               ---------       ---------       ---------       ---------

Income (loss) from continuing operations before taxes            (11,900)           (289)        (17,973)          9,499

Tax provision                                                        451             627           1,315           1,919
                                                               ---------       ---------       ---------       ---------

Income (loss) from continuing operations, net                    (12,351)           (916)        (19,288)          7,580

Discontinued operations:
           Loss from discontinued operations, net                    320           6,517           3,804          12,950
                                                               ---------       ---------       ---------       ---------

Net loss                                                         (12,671)         (7,433)        (23,092)         (5,370)
Add: Extinguishment of preferred stock                           257,782              --         257,782              --
Less: Dividend requirement for preferred stock                        --           4,856           3,561          14,568
                                                               ---------       ---------       ---------       ---------
Income (loss) applicable to common stock                       $ 245,111       $ (12,289)      $ 231,129       $ (19,938)
                                                               =========       =========       =========       =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Income (loss) from continuing operations
   net of preferred dividends                                  $   31.40       $   (1.06)      $   36.70       $   (1.29)
Discontinued operations                                            (0.04)          (1.20)          (0.60)          (2.38)
                                                               ---------       ---------       ---------       ---------

Net income (loss) per share applicable to common shares        $   31.36       $   (2.26)      $   36.10       $   (3.67)
                                                               =========       =========       =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         September 30,    December 31,
                                                                              2005            2004
                                                                         -------------    ------------
                                                                       (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                            $   9,012       $  20,826
      Trade receivables - net                                                 59,240          48,004
      Inventories                                                             62,395          58,304
      Current assets of discontinued operations                                  483          15,595
      Insurance receivable                                                     2,000              --
      Deferred income taxes                                                      726             726
      Other current assets                                                     7,021           9,130
                                                                           ---------       ---------
                 Total current assets                                        140,877         152,585

Property, plant and equipment, at cost less
   accumulated depreciation and amortization                                  91,565          84,465
Goodwill and other intangibles                                                50,053          49,982
Intangibles pension asset                                                      1,450           1,760
Long term assets of discontinued operations                                    3,084           3,589
Other non-current assets                                                      15,381          19,535
                                                                           ---------       ---------
                                                                           $ 302,410       $ 311,916
                                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
     Trade payables                                                        $  43,587       $  33,499
     Accrued environmental liability                                          28,086          31,424
     Accrued liabilities                                                      34,220          30,822
     Current portion of long-term debt                                        94,592         183,629
     Short-term debt                                                          45,276          40,398
     Deferred income taxes                                                       702             702
     Current liabilities of discontinued operations                              602           4,855
                                                                           ---------       ---------
               Total current liabilities                                     247,065         325,329

Long-term debt                                                                 5,011           6,027
Accrued pension liability                                                     16,531          18,786
Other employee benefit liabilities                                             9,279           9,617
Additional minimum pension liability                                          46,692          47,002
Deferred income taxes                                                          2,084           2,084
                                                                           ---------       ---------
                Total liabilities                                            326,662         408,845

Stockholders' (deficit) equity:
    Preferred stock - $.10 par value; authorized 5,000 and 10,000
       shares; issued and outstanding: -0- and 5,523 shares                       --             552
    Common stock -  $.01 par value; authorized 40,000  and
       60,000 shares; issued and outstanding: 10,000 and 5,486 shares            100              55
    Warrants                                                                   1,287              --
    Accumulated other comprehensive loss                                     (37,539)        (36,611)
    Additional paid-in capital                                               394,308         556,206
    Unearned compensation - restricted stock awards                               --             (33)
    Accumulated deficit                                                     (382,408)       (617,098)
                                                                           ---------       ---------
                 Total stockholders' deficit                                 (24,252)        (96,929)
                                                                           ---------       ---------
                                                                           $ 302,410       $ 311,916
                                                                           =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                     2005            2004
                                                                  ---------       ---------
                                                                                (as Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (23,092)      $  (5,370)

Items not affecting cash from operating activities:
  Depreciation and amortization                                       8,951           9,467
  Amortization of debt related costs                                  1,152           1,816
  Other postretirement benefits                                         563             338
  Loss on early retirement of debt                                       --           1,161
  Gain on WPSC note recovery                                             --          (5,596)
  (Gain) loss on asset dispositions                                       4          (1,622)
  Equity in after-tax income of affiliated companies                    (89)           (112)
  Chapter 11 and related reorganization expenses                      9,480              --
  Payments of Chapter 11 and related reorganization expenses         (5,477)             --
  Loss on derivatives - (unrealized)                                    853             823
  Reclassification of net cash settlements on derivative instruments    587          (1,709)
  Discontinued operations                                              (681)          9,241
Decrease (increase)  in working capital elements,
  net of effect of acquisitions:
       Trade receivables                                            (11,662)        (19,076)
       Inventories                                                   (4,703)        (25,953)
       Other current assets                                           2,046             924
       Other current liabilities                                      6,588             568
  Other items-net                                                       (41)         (3,969)
  Discontinued operations                                            10,859          (3,644)
                                                                  ---------       ---------
Net cash used  by operating activities                               (4,662)        (42,713)
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of aircraft                                         --          19,301
  Plant additions and improvements                                  (16,692)         (6,556)
  Proceeds from sales of assets                                          45           7,057
  Net cash settlements on derivative instruments                       (587)          1,709
  Dividend from affiliates                                               --              77
  Cash received on WPSC note recovery                                    --           5,596
  Receipt of escrow deposit                                              --           1,250
  Discontinued operations                                             1,666            (419)
                                                                  ---------       ---------
Net cash provided by (used in) investing activities                 (15,568)         28,015
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash proceeds from Handy & Harman term loans                        6,139          99,250
  Net borrowings from revolving credit facilities                     5,866          42,710
  Repayment of Handy & Harman term loans                             (3,589)         (1,796)
  Repayment of  H&H Senior Secured Credit Facility                       --        (149,684)
  Net borrowings from H&H Senior Secured Credit Facility                 --          20,604
  Repayment of H&H Industrial Revenue Bonds                              --          (7,500)
  Debt issuance fees                                                     --          (5,392)
                                                                  ---------       ---------
Net cash  provided by (used in) financing activities                  8,416          (1,808)
                                                                  ---------       ---------
NET CHANGE FOR THE PERIOD                                           (11,814)        (16,506)

Cash and cash equivalents at beginning of period                     20,826          41,990
                                                                  ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   9,012       $  25,484
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

      On March 7, 2005,  WHX filed a  voluntary  petition  to  reorganize  under
Chapter 11 of the United States  Bankruptcy  Code.  WHX continued to operate its businesses and own and manage its properties as a debtor-in-possession under the jurisdiction  of the  bankruptcy  court until it emerged from  protection  under
Chapter 11 of the Bankruptcy Code on July 29, 2005 (the "Effective Date"). WHX's
Bankruptcy  Filing was  primarily  intended to reduce  WHX's debt,  simplify its capital structure, reduce its overall cost of capital and provide it with better access to capital markets.

            The  following  is a summary of certain  material  features of WHX's
Chapter 11 Plan of  Reorganization  (the "Plan") as confirmed by the  bankruptcy court. On the Effective Date of the Plan:

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

      The  following  Quarterly  Report on Form 10-Q for the nine  months  ended
September  30,  2005 has been  prepared  to  comply  with the  Company's  filing requirements under SEC rules and regulations as part of the Company's efforts to be  considered  a current  filer under such rules and  regulations.  This report should be read in  conjunction  with the  previously  filed 2005 10-K,  the 2004
10-K, and the updated information included above.

NOTE 3 - BASIS OF PRESENTATION

      During the period March 7, 2005 through July 28, 2005,  WHX was  operating
its  businesses  as  a  debtor-in-possession   under  the  jurisdiction  of  the
bankruptcy court.  Thus,  certain financial  information of the Company covering this period which is included  herein has been presented in accordance  with the
American  Institute of Certified Public  Accountants  Statement of Position 90-7
("SOP  90-7"),  "Financial  Reporting  by Entities in  Reorganization  under the
Bankruptcy  Code." In accordance  with SOP 90-7,  revenues,  expenses,  realized gains and losses,  and provisions for losses  resulting from the  reorganization are reported separately as Chapter 11 and Related  Reorganization  expenses, net in the unaudited condensed consolidated statements of operations.  Cash used for
Chapter 11 and related  reorganization  expenses is disclosed  separately in the unaudited  condensed  consolidated  statement of cash flows. The  reorganization value of the assets of WHX  immediately  before the date of  confirmation of the
Plan was greater  than the total of all  post-petition  liabilities  and allowed claims.  As a result,  the Company did not qualify for Fresh-Start  reporting in accordance  with SOP  90-7.  Accordingly,  the  assets  and  liabilities  of the reorganized  company upon emergence from bankruptcy  continued to be reported at their historical values.

      During  the  period  March 7, 2005  through  July 28,  2005,  while it was reorganizing,  WHX stopped  recognizing  interest on its  10-1/2%  Senior  Notes
(approximately  $3.9  million of  interest)  and also  stopped  recognizing  the cumulative  dividends  on its  preferred  stock  (approximately  $7.8 million of dividends  would have accrued).  As of the Effective  Date, the Senior Notes and
Preferred  Stock were deemed  cancelled and annulled;  consequently,  no further interest or dividends were recognized after March 7, 2005.

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

      In the opinion of management, the interim financial statements reflect all normal and recurring  adjustments  (and the  accounting  required under SOP 90-7 related to the Bankruptcy  period)  necessary to present fairly the consolidated financial  position and the results of operations  and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted  accounting  principles requires management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. Actual results could differ from those estimates.  The results of  operations  for the three and nine months ended  September  30, 2005 are not necessarily indicative of the operating results for the full year.

NOTE 4 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The  Company  is  restating  its  previously  issued  unaudited  condensed consolidated  financial  statements for the quarters ended March 31, 2004,  June
30, 2004 and  September 30, 2004 (the "Quarter  Restatement").  The  restatement corrects its accounting for goodwill and long-lived  asset  impairment,  certain tax matters and other  corrections,  including  the  accounting  for  derivative instruments  (specifically  future contracts on precious metals) and the related impact on inventory, and its accounting for an executive life insurance program.
In addition,  for the quarter ended September 30, 2004, the Company has restated
its  financial  statements  to correct  for an error in the timing of and amount recognized with respect to certain  long-lived asset impairments under SFAS 144,
`Accounting for the Impairment or Disposal of Long-Lived Assets'. In the quarter ended  June 30,  2004,  the  Company  decreased  the  carrying  value of certain impaired  fixed assets of the wire & cable  business by $3.9  million,  to state them  at  their  fair  value  as  determined  by a  contemporaneous  third-party appraiser.  Based on negotiations to sell this asset group which occurred in the quarter ended September 30, 2004, the Company determined that the carrying value of the assets was further  impaired,  and has restated the financial  statements for the quarter ended  September  30, 2004 to record an additional  $4.2 million impairment charge. See Note 8 for a further discussion of this impairment.

      The Quarter Restatement is reflected in the financial  statements included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31,
2005 and June 30, 2005, and in the financial  statements  included  herein.  The following  table  presents  the  restatements  to the three  months and the nine months ended September 30, 2004. (see Note  7-Inventories-  for a description of
the  hedge   accounting/inventory  and  precious  metals  inventory  adjustments
recorded  in  the  table  below,  and  Note   8-Discontinued   Operations-for  a
description of the correction to long-lived asset impairments):

                         (IN THOUSANDS EXCEPT PER SHARE)

                                                                                                                   Basic
                                                                                                               Income (Loss)
                                                                                 Operating          Net          Per Share
                                                       Net          Gross          Income         Income       Applicable to
                                                      Sales         Profit         (Loss)         (Loss)       Common Shares
                                                    ---------      ---------     ---------       --------      -------------

2004:
  3rd Quarter
       As reported                                  $ 111,483      $  19,601     $   5,119       $ (2,073)      $   (1.28)
       Restatement Adjustments
           Long - lived asset impairment                                            (4,235)        (4,235)
           Hedge accounting/inventory (a)                                                          (2,189)
           Precious Metals inventory                                   1,343         1,343          1,343
           Executive life insurance (b)                                                (36)           (36)
           Tax Matters                                                                               (243)
                                                    ---------      ---------     ---------       --------
       As restated                                    111,483         20,944         2,191         (7,433)
       Discontinued operations                         (9,885)         1,093         6,483             --
                                                    ---------      ---------     ---------       --------
       As presented                                   101,598         22,037         8,674         (7,433)          (2.26)

  Nine Months Ended September 30, 2004
       As reported                                    316,817         57,961         8,773         (5,012)          (3.61)
       Restatement Adjustments
           Long - lived asset impairment                   --             --           825            825
           Hedge accounting/inventory (a)                  --             --            --            887
           Precious Metals inventory                       --         (1,314)       (1,314)        (1,314)
           Executive life insurance (b)                    --             --          (108)          (108)
           Tax Matters                                     --             --            --           (648)
                                                    ---------      ---------     ---------       --------
       As restated                                    316,817         56,647         8,176         (5,370)
       Discontinued operations                        (29,010)         1,285        12,850             --
                                                    ---------      ---------     ---------       --------
       As presented                                 $ 287,807      $  57,932     $  21,026       $ (5,370)      $   (3.67)

(a)   The hedge accounting/inventory adjustment was recorded within Other income
      (loss) on the Statement of Operations.
(b)   The  executive  life  insurance  adjustment  was recorded  within  Selling general & administrative expense on the Statement of Operations.

      The above restatements  increase cash used by operating activities by $1.7 million  on the  Condensed  Consolidated  Statement  of Cash  Flows for the nine months  ended  September  30, 2004,  from $41.0  million to $42.7  million,  and increase cash flows from  investing  activities  by the same amount,  from $26.3 million to $28.0 million,  to reflect the  correction  related to the accounting for the Company's  precious metal futures and forward  contracts.  The remaining corrections are all within operating activities on the Statement of Cash Flows.

NOTE 5 - EARNINGS (LOSS) PER SHARE

      The  computation of basic  earnings  (loss) per common share is based upon the average number of shares of Common Stock  outstanding.  Diluted earnings per share gives effect to dilutive  potential common shares  outstanding  during the period.

      As a result of the Company's emergence from bankruptcy in 2005, there were changes  to the  authorized  and  outstanding  common  stock  of WHX.  Prior  to emergence,  the Company had  5,522,926  preferred  and  5,485,856  common shares outstanding.  Upon emergence from  bankruptcy,  holders of the Company's 10 1/2%
Senior Notes with a carrying value of $96.6 million  (including accrued interest through the date of filing for bankruptcy)  received  9,200,000 shares of common stock in full and  complete  satisfaction  of all claims,  in  exchange  for the extinguishment  of this debt. The preferred stock, with a carrying value of $267 million,  was  extinguished  upon emergence from  bankruptcy in exchange for the residual shares of common stock outstanding,  (800,485 shares), plus warrants to purchase an additional  752,688  common  shares.  Holders of the  pre-bankruptcy common stock received no distribution under the Plan, and all stock option plans previously in effect were cancelled and annulled.

      For purposes of calculating  the 2005 Earnings Per Share,  the Company has included the gain on the  extinguishment  of the preferred stock of $258 million
(representing  the  difference  between  the fair value of the common  stock and warrants issued upon emergence from bankruptcy to the preferred stockholders and the  carrying  value  of the  preferred  stock)  as an  increase  in net  income available to common  shareholders in accordance with EITF Topic D-42, "The Effect on the  Calculation  of  Earnings  Per  Share  for  the  Redemption  or  Induced
Conversion  of  Preferred  Stock."  As to the weighted  average  number of common shares  outstanding  for 2005,  the Company has  accounted for the common shares cancelled, in connection with the emergence from Chapter 11 as a retirement, and the  issuance of common  shares to the  preferred  stockholders  and Senior Note holders as an issuance.

      Since the  Company did not qualify  for  fresh-start  reporting  under the guidance  in  SOP  90-7,  the  pre-emergence  common  shares  of  5,485,856  and post-bankruptcy  shares of 10,000,485 are combined, on a weighted average basis, in the denominator used for earnings per share calculations in 2005 on the basis that such common shares are of the same class of stock.

      As of September 30, 2004,  the Company had 1.4 million  outstanding  stock options to  purchase  common  stock  granted  to  officers,  directors,  and key employees. In 2005 prior to the emergence from bankruptcy,  and in the three and nine month periods ending September 30, 2004, the conversion of preferred stock, the  exercise  of  options  to  purchase  common  stock,  and the  inclusion  of non-vested  restricted  common  stock  awards  would  have had an  anti-dilutive effect.  At September 30, 2004, the assumed  conversion of preferred stock would increase  outstanding  shares of common stock by 5,127,914 shares; the inclusion of  non-vested  restricted  stock awards would  increase  outstanding  shares by
26,667;  and the exercise of stock options would increase  outstanding shares of common stock by 31,834 shares.

      A  reconciliation  of the  income and shares  used in the  computation  of earnings (loss) per share follows:

RECONCILIATION OF INCOME (LOSS) AND SHARES IN EPS
CALCULATION

(in thousands except per share amounts)                           For the Three Months Ended September 30, 2005

                                                             Income (loss)              Shares             Per-Share
                                                              (Numerator)           (Denominator)            Amount
                                                             -------------          -------------          ---------

Net loss                                                       $ (12,671)
Add: Gain on extinguishment of preferred stock                   257,782
                                                               ---------

Basic and Diluted EPS
    Income applicable to common stockholders                   $ 245,111                 7,816              $ 31.36
                                                               =========             =========              =======

                                                                  For the Three Months Ended September 30, 2004
                                                                                    (as Restated)

                                                             Income (loss)              Shares             Per-Share
                                                              (Numerator)           (Denominator)            Amount
                                                             -------------          -------------          ---------

Net loss                                                       $  (7,433)
Less: Preferred stock dividends                                    4,856
                                                               ---------

Basic and Diluted EPS
   Loss applicable to common stockholders                      $ (12,289)                5,426              $ (2.26)
                                                               =========             =========              =======

                                                                  For the Nine Months Ended September 30, 2005

                                                             Income (loss)              Shares             Per-Share
                                                              (Numerator)           (Denominator)            Amount
                                                             -------------          -------------          ---------

Net loss                                                       $ (23,092)
Add: Gain on extinguishment of preferred stock                   257,782
Less: Preferred stock dividends                                    3,561
                                                               ---------

Basic and Diluted EPS
    Income applicable to common stockholders                   $ 231,129                 6,402              $ 36.10
                                                               =========             =========              =======

                                                                  For the Nine Months Ended September 30, 2004
                                                                                    (as Restated)

                                                             Income (loss)              Shares             Per-Share
                                                              (Numerator)           (Denominator)            Amount
                                                             -------------          -------------          ---------

Net loss                                                       $  (5,370)
Less: Preferred stock dividends                                   14,568
                                                               ---------

Basic and Diluted EPS
    Loss applicable to common stockholders                     $ (19,938)                5,426              $ (3.67)
                                                               =========             =========              =======

STOCK BASED COMPENSATION

      The  effect  on net  loss  and  loss  per  share  if WHX had  applied  the fair-value recognition provisions of Statement of Financial Accounting Standards
("SFAS") No. 123,  "Accounting  for  Stock-Based  Compensation",  to stock-based compensation for the three and nine months ended September 30, 2005 and 2004 was not material.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

      Comprehensive  income (loss) for the three and nine-months ended September
30, 2005 and 2004 is as follows:

(in thousands)                                   Three Months Ended             Nine Months Ended
                                                   September 30,                 September 30,
                                                2005           2004           2005            2004
                                              --------       --------       --------       --------
                                                          (as Restated)                  (as Restated)

Net loss                                      $(12,671)      $ (7,433)      $(23,092)      $ (5,370)

Foreign currency translation adjustments           239            340           (928)           101
                                              --------       --------       --------       --------

Comprehensive loss                            $(12,432)      $ (7,093)      $(24,020)      $ (5,269)
                                              ========       ========       ========       ========

Accumulated other comprehensive  income (loss) balances as of September 30, 2005 and December 31, 2004 were comprised as follows:

(IN THOUSANDS)

                                                  September 30,     December 31,
                                                      2005             2004
                                                  -------------     ------------

Minimum pension liability adjustment                $(39,980)        $(39,980)

Foreign currency translation adjustment                2,441            3,369
                                                    --------         --------

                                                    $(37,539)        $(36,611)
                                                    ========         ========

NOTE 7 - INVENTORIES

      Inventories  at September  30, 2005 and December 31, 2004 are comprised as follows:

(in thousands)                                                        September 30,   December 31,
                                                                          2005           2004
                                                                      -------------   -----------

Finished products                                                       $ 16,690       $ 16,366
In - process                                                               8,803          6,199
Raw materials                                                             15,816         18,931
Fine and fabricated precious metal in various states of completion        23,213         17,093
                                                                        --------       --------
                                                                          64,522         58,589
LIFO reserve                                                              (2,127)          (285)
                                                                        --------       --------
                                                                        $ 62,395       $ 58,304
                                                                        ========       ========

      In order to  produce  certain  of its  products,  the  Company  purchases, maintains and utilizes precious metals inventory. The Company maintains policies consistent with economically hedging its precious metals inventory against price fluctuations.  Hedge  accounting  under  SFAS 133,  "Accounting  for  Derivative
Instruments and Hedging Activities",  requires contemporaneous  documentation at the inception of the applicable hedging  relationship,  including the method for assessing the hedging instrument's effectiveness as well as the method that will be  used to  measure  hedge  ineffectiveness.  The  Company  did  not  meet  the documentation  criteria  necessary to apply hedge accounting.  Accordingly,  the
Company has restated its financial  statements to mark to market the  derivative instruments  related to precious  metals.  Such  mark-to-market  adjustments are recorded in current period  earnings as other income or expense in the Company's consolidated  statement of operations.  The quarter and nine month periods ended
September   30,  2005  include   losses  of  $1.0  million  and  $1.4   million,
respectively,  relating to these adjustments. The quarter and nine month periods ended  September  30,  2004  included a loss of $2.2  million and a gain of $0.9 million,  respectively.  In addition,  the Company has  restated  its  financial statements to record its precious metal inventory at LIFO cost, subject to lower of cost or market  with any  adjustments  recorded  through  cost of goods sold.
Operating income for the quarter and nine month periods  endedSeptember 30, 2005 include  a  non-cash  charge  to cost of  goods  sold of $0.4  million  and $0.3 million, respectively,  resulting from the lower of cost or market adjustment to precious  metal  inventories.  Such  adjustments  for the quarter and nine month periods ended  September 30, 2004 were  reductions to cost of goods sold of $1.3 million and  charges to cost of goods sold of $1.3  million,  respectively.  The market value of the precious  metal  inventory  exceeded LIFO value cost by $2.1 million  and  $0.3  million  at  September  30,  2005  and  December  31,  2004, respectively.

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

                                         September 30, 2005    December 31, 2004
                                         ------------------    -----------------
   Silver ounces:
     Customer metal                             69,979              124,000
     H&H owned metal                         1,534,307            1,347,900
                                             ---------            ---------
           Total                             1,604,286            1,471,900
                                             =========            =========

   Gold ounces:
     Customer metal                                391                1,347
     H&H owned metal                            21,666               14,617
                                             ---------            ---------
           Total                                22,057               15,964
                                             =========            =========

   Palladium ounces:
                                             ------------------------------
     Customer metal                              1,301                1,296
                                             ==============================

Market value per ounce:
      Silver                                 $   7.505            $   6.845
      Gold                                   $  473.25            $  435.60
      Palladium                              $  194.00            $  184.00

NOTE 8 - DISCONTINUED OPERATIONS

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

      Operating results of discontinued operations were as follows:

(IN THOUSANDS)

                                        Three Months Ended September 30,   Nine Months Ended September 30,
                                               2005           2004              2005           2004
                                        ------------------------------------------------------------------
                                                         (as Restated)                    (as Restated)

Net sales                                   $     --       $  9,885           $ 10,672       $ 29,010

Asset impairment charge                           --          4,235                 --          8,175

Gain on sale of fixed assets                      --             --                681             --

Operating loss                                  (283)        (6,483)            (3,699)       (12,849)

Interest/other income (expense)                  (37)           (34)              (105)          (101)

Tax provision                                     --             --                 --             --

Loss from discontinued operations, net          (320)        (6,517)            (3,804)       (12,950)

NOTE 9 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

      The following  table presents the components of net periodic  pension cost
(credit) for the WHX Pension Plan for the three and nine months ended  September
30, 2005 and 2004:

                                           Three Months Ended           Nine Months Ended
                                              September 30,                September 30,
                                          2005           2004           2005           2004
                                        -----------------------       -----------------------

Service cost                            $    311       $    244       $    933       $    733
Interest cost                              5,752          6,082         17,255         18,245
Expected return on plan assets            (6,944)        (6,987)       (20,830)       (20,960)
Amortization of prior service cost            39             21            116             64
Recognized actuarial (gain)/loss             317             --            951             --
                                        -----------------------       -----------------------
                                            (525)          (640)        (1,575)        (1,918)
                                        =======================       =======================

A curtailment  loss related to the shutdown of the wire and cable  operations of
$0.2 million is not included above. This curtailment loss is included in the net loss from discontinued operations.

The Company maintains several other retirement and postretirement  benefit plans covering  substantially all of its employees.  The approximate aggregate expense for these plans is $0.0  million (due to a favorable  adjustment  in the quarter related to a legal  settlement)  and $0.5  million (as  restated)  for the three months ended  September  30, 2005 and 2004,  respectively,  and $1.2 million and
$1.5  million (as  restated)  for the nine months ended  September  30, 2005 and
2004, respectively.

NOTE 10 - DEBT

      Debt consists of the following:

(in thousands)                                     September 30,    December 31,
                                                       2005            2004
                                                   -------------    ------------

WHX Senior Notes due 2005, 10 1/2% (A)                $     --        $ 92,820
H&H Term Loan - related party                           70,627              --
H&H Credit Facility - Term Loan A                       23,438          19,301
H&H Term Loan - Term Loan B                                 --          71,000
Other H&H debt                                           5,538           6,535
                                                      --------        --------
                                                        99,603         189,656

Less portion due within one year                        94,592         183,629
                                                      --------        --------
Total long-term debt                                  $  5,011        $  6,027
                                                      ========        ========

(A) Upon emergence from  bankruptcy,  in full and complete  satisfaction  of all such claims,  holders of WHX's 10 1/2% Senior Notes received 9,200,000 shares of common stock representing their prorated share of the reorganized  company,  and the Senior Notes were cancelled and annulled.  These shares represent 92% of the equity in the reorganized company.

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

      The following table presents information about reportable segments for the three and nine month periods ended September 30, 2005 and 2004:

(in thousands)                                                        Three Months Ended              Nine Months Ended
                                                                         September 30,                  September 30,
                                                                     2005            2004            2005            2004
                                                                  ---------       ---------       ---------       ---------
Net Sales                                                                       (as Restated)                   (as Restated)

   Precious Metal                                                 $  28,071       $  25,568       $  87,656       $  82,146
   Tubing                                                            29,405          27,567          86,393          78,672
   Engineered Materials                                              45,666          48,463         130,578         126,989
                                                                  ---------       ---------       ---------       ---------
           Net Sales                                              $ 103,142       $ 101,598       $ 304,627       $ 287,807
                                                                  =========       =========       =========       =========

Segment operating income
   Precious Metal                                                 $  (1,015)      $   1,853       $     410       $   2,781
   Tubing                                                                (9)          1,758           1,674           4,163
   Engineered Materials                                               4,360           6,177          11,602          15,196
                                                                  ---------       ---------       ---------       ---------
                                                                      3,336           9,788          13,686          22,140
                                                                  ---------       ---------       ---------       ---------

Gain/(loss) on disposal of fixed assets                                  (5)            (43)             (4)          1,622
Unallocated corporate expenses                                        5,702           1,071           7,913           2,736
                                                                  ---------       ---------       ---------       ---------

    Income/(loss) from operations                                    (2,371)          8,674           5,769          21,026

Interest expense                                                      3,924           6,866          13,190          17,616
Chapter 11 and related reorganization expenses                        4,856              --           9,480              --
Loss on early retirement of debt                                         --              --              --          (1,161)
Other income (loss)                                                    (749)         (2,097)         (1,072)          7,250
                                                                  ---------       ---------       ---------       ---------

        Income(loss) from continuing operations before taxes        (11,900)           (289)        (17,973)          9,499

Tax provision                                                           451             627           1,315           1,919
                                                                  ---------       ---------       ---------       ---------

Income(loss) from continuing operations, net                        (12,351)           (916)        (19,288)          7,580
Loss from discontinued operations, net                                  320           6,517           3,804          12,950
                                                                  ---------       ---------       ---------       ---------

          Net loss                                                $ (12,671)      $  (7,433)      $ (23,092)      $  (5,370)
                                                                  =========       =========       =========       =========

      As described in Note 8-Discontinued  Operations,  the Company discontinued
its operation of the wire and cable  business  during the quarter ended June 30,
2005. The wire and cable  business had been reported  within the Wire and Tubing reportable segment (now the Tubing reportable segment).

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

VOLUNTARY PETITION UNDER CHAPTER 11 OF U.S. BANKRUPTCY CODE

      On March 7, 2005,  WHX,  filed a voluntary  petition to  reorganize  under
Chapter 11 of the United States  Bankruptcy  Code.  WHX continued to operate its businesses and own and manage its properties as a debtor-in-possession under the jurisdiction  of the  bankruptcy  court until it emerged from  protection  under
Chapter 11 of the Bankruptcy Code on July 29, 2005. WHX's Bankruptcy  Filing was
primarily intended to reduce WHX's debt, simplify its capital structure,  reduce its  overall  cost of  capital  and  provide  it with  better  access to capital markets.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRD QUARTER OF 2005 WITH THE THIRD QUARTER OF 2004

      Net sales for the third quarter of 2005  increased  $1.5 million to $103.1 million,  compared  to  $101.6  million  in the  third  quarter  of 2004.  Sales increased  by $2.5 million at the Precious  Metal  Segment,  $1.8 million at the
Tubing Segment and decreased $2.8 million at the Engineered  Materials  Segment.
Gross profit  percentage  decreased  in the third  quarter of 2005 to 18.5% from
21.7% in the third  quarter of 2004.  The decline  from 2004 was partly  because gross  profit  for  the  third  quarter  of 2004  was  impacted  by a  favorable adjustment ($1.3 million) in the lower of cost or market valuation of inventory.
The decrease in gross profit  percentage was also due to higher  material costs, primarily steel,  which cannot be fully passed along to customers,  and start up costs for a Mexican tubing facility.

      Selling,  general and  administrative  ("SG&A")  expenses  increased  $8.1 million to $21.4  million in the third quarter of 2005 from $13.3 million in the comparable 2004 period.  The 2005 period includes an increase of $3.9 million in unallocated  corporate  expenses related to change in control and termination of three WHX executives.  The 2005 period includes $0.6 million of expenses related to Protechno,  a wholly owned subsidiary that was acquired in the fourth quarter of 2004.  The balance of the  increase is due to  expenses  associated  with the higher sales noted above,  increased legal fees,  increased  medical costs,  and start-up SG&A expenses of the Mexican tubing facility.

      Operating  income for the third quarter of 2005 was a loss of $2.4 million compared  to income of $8.7  million  for the third  quarter  of 2004.  The 2005 operating  income at the segment level was $3.3 million compared to $9.8 million in 2004.  The primary  driver behind the lower  operating  income was the higher
SG&A costs  discussed  above,  as well as the factors that reduced  gross margin percentage, as discussed above.

      Interest  expense for the third quarter of 2005  decreased $3.0 million to
$3.9 million from $6.9 million in the third  quarter of 2004. As a result of the
Bankruptcy  filing, the Company no longer accrued interest on its 10 1/2% Senior
Notes  after the  bankruptcy  filing  date of March 7, 2005.  This  resulted  in reduced interest  expense of approximately  $2.4 million in the third quarter of
2005 compared to 2004.

      Chapter 11 and related reorganization expenses are presented separately in the consolidated  statement of operations and represent expenses incurred by WHX because of its reorganization under Chapter 11 of the U.S. Bankruptcy Code. Such expenses  principally  consist of  professional  fees for  services  provided by debtor and  creditor  professionals  directly  related  to WHX's  reorganization proceedings.  The third  quarter of 2005 includes $4.9 million of Chapter 11 and related reorganization expenses.

      Other income  (loss) was a loss of $0.7  million for the third  quarter of
2005,  compared to a loss of $2.1  million for the third  quarter of 2004..  The reduction in other loss in 2005 resulted primarily from lower derivative-related losses on precious metal forward contracts.

      In the third  quarter of 2005 and 2004 a tax provision of $0.5 million and
$0.6  million,  respectively,  was  recorded  for foreign and state  taxes.  The
Company has  recorded a valuation  allowance  related to the Federal tax benefit associated  with the current  period  operating  loss due to the  uncertainty of realizing these benefits in the future.

      The loss  from  discontinued  operations  relates  to the  Wire and  Cable business,  which  concluded  operations  in the  second  quarter  of  2005.  For comparative  purposes,  2004 has been presented with this business accounted for as a discontinued operation. The higher loss in 2004 was primarily the result of a $4.3 million charge  recorded for the impairment of long-lived  assets of this business.

      The comments that follow compare  revenues and operating income by segment for the third quarter 2005 and 2004:

PRECIOUS METAL

      Sales for the Precious  Metal  Segment  increased  $2.5 million from $25.6 million in 2004 to $28.1  million in 2005.  This  increase in sales is primarily due to the  acquisition of Protechno in the fourth quarter of 2004 and increased precious metal prices. Protechno sales were $1.6 million in the third quarter of
2005.  Partially offsetting this increase were lower sales at the precious metal plating units due to decreased volume to its automotive  customers combined with lower selling prices to its automotive customers.

      Operating  income decreased by $2.8 million from $1.8 million in 2004 to a loss of $1.0 million in 2005. This decrease is primarily due to reduced sales at the precious metal plating units as noted above, and lower gross margin in 2005.
The decrease in 2005 was partly  because  gross margin for the third  quarter of
2004 was  favorably  impacted by an  adjustment  of $1.3 million in the lower of cost or market valuation of inventory.

TUBING

      Sales for the Tubing Segment  increased $1.8 million from $27.6 million in
2004 to $29.4 million in 2005; the result of market share gains,  but also price increases.

      Operating  income  decreased  by $1.8 million from $1.8 million in 2004 to breakeven in 2005. This decrease in operating  income is partly due to increased steel  prices at our  appliance  related  units,  plus  start-up  costs at a new
Mexican tubing facility.

ENGINEERED MATERIALS

      Sales for the  Engineered  Materials  Segment  decreased $2.8 million from
$48.5 million in 2004 to $45.7 million in 2005  primarily due to reduced  volume at our  electrogalvanizing  facility,  partially  offset by stronger  commercial construction  market,  market share  gains,  and  increased  sales prices at our fastener facility.

      Operating  income  decreased  by $1.8 million from $6.2 million in 2004 to
$4.4 million in 2005. This decrease in operating  income is primarily due to the decreased volume and increased steel costs at our electro-galvanizing  facility, as well as an increase in SG&A expenses at the fastener facility.

UNALLOCATED CORPORATE EXPENSES

      Unallocated corporate expenses increased from $1.1 million in 2004 to $5.7 million in 2005.  This  increase is  primarily  due to $3.9 million of change of control and termination expenses for three terminated executives of WHX.

COMPARISON OF THE FIRST NINE MONTHS OF 2005 WITH THE FIRST NINE MONTHS OF 2004

      Net sales for the first nine months of 2005 were $304.6  million  compared to $287.8  million in the first nine  months of 2004.  Sales  increased  by $5.5 million at the Precious  Metal Segment,  by $7.7 million at the Tubing  Segment, and by $3.6 million at the Engineered Materials Segment. Gross profit percentage decreased in the nine month period of 2005 to 19.0% from 20.1% in the comparable
2004 period.  The decrease in gross profit was primarily  attributable to higher material costs,  primarily steel, and lower sales for our precious metal plating units.

      Selling,  general and  administrative  expenses  ("SG&A")  increased $13.6 million to $52.1  million in the first nine months of 2005 from $38.5 million in the comparable 2004 period. The 2005 period includes an increase of $3.9 million in unallocated  corporate  expenses related to change in control and termination of three WHX executives and the reversal of a $1.3 million reserve in 2004 for a legal  proceeding  that was  settled in the  Company's  favor.  The 2005  period includes  $1.8  million  of  expenses  related  to  Protechno,  a  wholly  owned subsidiary  that was acquired in the fourth  quarter of 2004.  Pension credit in
2005 is $0.3 million lower than in the  comparable  2004 period.  The balance of the  increase is due to expenses  associated  with the higher sales noted above, increased  insurance and medical costs, as well as legal and other  professional fees.

      Gain on  disposal  of fixed  assets for the first nine  months of 2004 was
$1.6 million, and principally resulted from the sale of two aircraft. There were no significant sales of fixed assets in the first nine months of 2005.

      Operating  income  for the  first  nine  months  of 2005 was $5.8  million compared to $21.0  million for the first nine months of 2004.  This decrease was driven by higher SG&A expenses in 2005 and the non-recurring gain on the sale of fixed assets in 2004, as discussed above.  Operating income at the segment level was $13.7 million  compared to $22.1 million in 2004. The primary reason for the decrease  in  operating  income at the  segment  level is the  increase  in SG&A expenses.  Other trends  affecting  operating  income are increased raw material costs at the refrigeration  tubing units and certain engineered materials units, as well as  decreased  volume at the precious  metal  plating  units,  partially offset  by  increased  sales  volume  at  certain  stainless  steel  tubing  and engineered materials units.

      Interest  expense for the first nine months of 2005 decreased $4.4 million to $13.2  million  from $17.6  million in the first  nine  months of 2004.  As a result of the Bankruptcy  filing,  the Company no longer accrued interest on its
10 1/2% Senior  Notes after the filing date of March 7, 2005.  This  resulted in reduced  interest  expense of  approximately  $5.6 million in the 9 month period ended September 30, 2005 compared to the comparable  2004 period.  This decrease in interest expense was partially offset by increased borrowings at H&H.

      Loss on early  retirement  of debt of $1.2  million in 2004 relates to the write-off  of  deferred  financing  fees  from  the  Company's  previous  credit facility, which was refinanced on March 31, 2004.

      Chapter 11 and related reorganization expenses are presented separately in the consolidated  statement of operations and represent expenses incurred by WHX because of its reorganization under Chapter 11 of the U.S. Bankruptcy Code. Such expenses ($9.5 million for the nine months ended September 30, 2005) principally consist of  professional  fees for  services  provided  by debtor  and  creditor professionals directly related to WHX's reorganization proceedings.

      Other income (loss) was a loss of $1.1 million in the first nine months of
2005  compared to income of $7.3 million in the  comparable  period of 2004.  In
2003,   the   Company   received  a  $10.0   million   subordinated   note  from
Wheeling-Pittsburgh  Steel  Corporation  ("WPSC"),  a former  subsidiary of WHX, which had been fully reserved.  In July 2004, the Company  realized $5.6 million upon the sale of the note to a third  party and,  accordingly,  the  reserve was reversed  and $5.6  million  was  recorded in other  income.  The balance of the decrease  in other  income in 2005 is due to lower  derivative-related  gains on precious metal forward contracts than in 2004.

      In the first nine months of 2005 and 2004,  tax provisions of $1.3 million and $1.9 million,  respectively,  were recorded for foreign and state taxes. The
Company has recorded a valuation allowance related to the tax benefit associated with the current  period  operating  losses due to the  uncertainty of realizing these benefits in the future.

      The loss  from  discontinued  operations  relates  to the  Wire and  Cable business,  which  concluded  operations  in the  second  quarter  of  2005.  For comparative  purposes,  2004 has been presented with this business accounted for as a discontinued operation. The higher loss in 2004 was primarily the result of an $8.2 million charge recorded for the impairment of long-lived  assets of this business.

      The  comments  that follow  compare  revenues  and  operating  income from continuing operations by segment for the nine month periods 2005 and 2004:

PRECIOUS METAL

      Sales for the Precious  Metal  Segment  increased  $5.5 million from $82.1 million in 2004 to $87.6  million in 2005.  This increase in sales was primarily due to the  acquisition of Protechno in the fourth quarter of 2004 and increased precious metal prices.  Protechno`s  sales in the first nine months of 2005 were
$4.7  million.  In  addition  to  incremental  sales  from  the  acquisition  of
Protechno,  sales rose at the Company's other precious metal fabrication  units, offset by lower sales at the precious metal plating units due to decreased sales to its automotive customers.

      Operating  income was $0.4  million in 2005  compared  to $2.8  million in
2004. This decrease is primarily due to reduced sales and lower gross margins at the precious metal plating units as noted above.

TUBING

      Sales for the Tubing Segment  increased $7.7 million from $78.7 million in
2004 to $86.4 million in 2005.  This  increase is primarily  related to stronger demand in  petrochemical,  military  and  aircraft  and medical  markets as they relate to certain of the Company's tubing businesses. This increase is partially offset by reduced sales to the semi-conductor industry.  Increased prices at the refrigeration  units due to  increased  steel  prices were  partially  offset by reduced volume.

      Operating  income  decreased  by $2.5 million from $4.2 million in 2004 to
$1.7  million in 2005.  This  decrease in operating  income is primarily  due to increased  steel prices at the  refrigeration  units and start-up costs in a new
Mexican production facility.

ENGINEERED MATERIALS

      Sales for the  Engineered  Materials  Segment  increased $3.6 million from
$127.0 in 2004 to $130.6  million in 2005  primarily due to stronger  commercial roofing and home center markets, market share gains, and increased sales prices.
These   increases   were   partially   offset   by   reduced   volume   at   our
electrogalvanizing facility.

      Operating  income  decreased  $3.6 million  from $15.2  million in 2004 to
$11.6 million in 2005. This decrease in operating income is primarily due to the decreased volume and increased steel costs at our electro-galvanizing  facility.
This was partially offset by increased operating income resulting from the sales increases in the fastener  business  mentioned  above, net of higher selling and distribution costs related to this higher sales volume.

UNALLOCATED CORPORATE EXPENSES

      Unallocated corporate expenses increased $5.2 million from $2.7 million in
2004 to $7.9 million in 2005.  This increase is primarily due to $3.9 million in change of control and termination  expenses  related to three executives of WHX.
This increase  also reflects the reversal of a $1.3 million  reserve for a legal proceeding recorded in the 2004 period.

FINANCIAL POSITION

      As of September 30, 2005,  the Company's  current  assets  totaled  $140.9 million and its current  liabilities  totaled $247.1 million;  a working capital deficit of $106.2  million.  The improvement in the working capital deficit from
December  31,  2004 is due to the effect of the  Bankruptcy  Plan,  whereby  the
Company's 10 1/2% Senior Notes of approximately $92.8 million were recapitalized from the  current  portion of  long-term  debt  (classified  as such due to debt covenant  violations) to equity. With the exception of $5.0 million of Other H&H debt,  all debt has been  reclassified  as  current  due to  noncompliance  with certain debt covenants.

      Net cash used by operating  activities for the nine months ended September
30, 2005 totaled $4.7 million. Loss from operations adjusted for non-cash income and expense items used $7.7 million of cash.  Working capital accounts used $7.7 million of cash, as follows: Accounts receivable used $11.7 million, inventories used $4.7  million,  and net other current  items  provided  $8.6 million.  This compared to $42.7 million used by operating  activities in the nine months ended
September  30,  2004,  which was driven by large  increases in  inventories  and accounts receivable.

      Inventories  totaled $62.4  million at September  30, 2005,  and used $4.7 million of cash flow in the nine months ended  September 30, 2005.  The increase in the inventory balance as of September 30, 2005 is comparable to the growth in sales in 2005  compared to 2004.  In the nine months ended  September  30, 2004, inventory  increased  substantially,  resulting  in a large  use of cash  ($26.0 million).  The  increase  in  inventory  in 2004 was  primarily  related  to the termination  of the  Company's  precious  metal  consignment  facility  and  the resultant purchase of precious metal inventory.  At December 31, 2003, 1,605,000 ounces of silver and 14,617  ounces of gold were  consigned to the Company under the consignment  facility.  Upon termination of this facility on March 30, 2004,
H&H purchased approximately $15.0 million of precious metal. As of September 30,
2004, the purchased precious metal inventory totaled $20.4 million; the increase due to higher  precious metal prices and increased  quantities of gold needed to support operations.  Furthermore, inventory increased due to higher raw material prices (primarily steel) in the Tubing and Engineered  Materials  segments,  and increased volume to support sales customer commitments for the fourth quarter of
2004  and to  maximize  our  position  in  steel,  primarily  in the  Engineered
Materials segment.

      The use of funds due to accounts  receivable in both the nine months ended
September 30, 2005 and 2004 ($11.7 million and $19.1 million,  respectively) was caused by an increase in accounts  receivable  which  principally  resulted from higher sales levels for the third  quarter of that  respective  year compared to the fourth  quarter of the prior  year.  Accounts  receivable  at  year-end  are normally at their  lowest  level of the year as a result of the normal slow down in manufacturing  activity in the later part of the fourth quarter.  This is the result of  scheduled  plant shut downs and holidays in November and December and the slow down in construction markets in December.

      Net other  current  assets and  liabilities  provided $8.6 million of cash flow in the nine months ended  September 30, 2005,  and provided $1.5 million in the comparable  period of 2004. The $8.6 million  positive cash flow in the 2005 period related  principally to amounts accrued but yet unpaid for Chapter 11 and related  reorganization  expenses as well as higher trade accounts payable. This was  partially  offset  by $3.3  million  of  payments  made  for  environmental remediation during the 2005 period.

      Other non-working capital items included in operating  activities used $41 thousand in the nine months ended  September 30, 2005,  compared to $4.0 million
in  the  comparable  period  of  2004.   principally   because  of  significant.
non-recurring  uses of cash in 2004 as follow. In the 2004 period, in connection with the H&H  refinancing,  WHX deposited $5.0 million of cash with H&H's lender as collateral for the H&H obligation. In the third quarter of 2004, $1.1 million of these  funds were  returned  to WHX.  Furthermore,  the  Company  made a $5.8 million contribution to the WHX Pension Plan in the nine months ending September
30, 2004, compared to $0.9 million for the comparable period of 2005.

      Discontinued operations provided $10.9 million in the first nine months of
2005 primarily due to the liquidation of the Wire and Cable business's inventory and accounts  receivable  as part of its  shutdown.  In the first nine months of
2004,  however,  discontinued  operations  used $3.6  million due largely to the operating losses of the Wire and Cable business.

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

      In the nine months ended  September  30, 2005,  $16.7 million was spent on capital  improvements,  as compared to $6.6 million in the comparable  period of
2004. The increase was principally related to a plant expansion in 2005 at H&H's fastener facility in Agawam, MA.

      In 2003, the Company received a $10.0 million subordinated note from WPSC, a former  subsidiary  of WHX,  which had been fully  reserved.  During the third quarter of 2004, the Company collected $5.6 million upon the sale of the note to a third party.

      H&H's  revolving  credit  facility  existing  at  December  31,  2003  was scheduled  to mature on July 31,  2004.  On March 31,  2004,  H&H  obtained  new financing  agreements to replace and repay its existing  Senior  Secured  Credit
Facilities,  including the revolving credit facility.  Cash flows from financing activities  on the  Company's  statement  of cash flows shows the effect of this refinancing  in the nine months ended  September 30, 2004. In the same period of
2005, the Company's financing activities provided $8.4 million, principally from increasing the balance outstanding under the Company's revolving credit facility and term loans.

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
2004.

ITEM 4. CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial  Officer  concluded  that as of  September  30,  2005  and  2004,  our disclosure  controls and  procedures  were not  effective  in ensuring  that all information required to be disclosed in reports that we file or submit under the
Exchange Act is recorded,  processed,  summarized  and reported  within the time periods  specified  in the SEC rules and  forms  and that  such  information  is accumulated and  communicated  to our management,  including our Chief Executive
Officer and Chief Financial  Officer,  in a manner that allows timely  decisions regarding required disclosure.

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

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or detected.  As of September 30, 2005, we have  concluded  that the Company did not maintain effective  disclosure  controls and procedures due to the following material weaknesses:

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
Additionally, these control deficiencies could result in a material misstatement in any of the Company's  accounts or disclosures that would result in a material misstatement  of the annual or interim  consolidated  financial  statements that would not be  prevented  or  detected.  As of  September  30,  2005,  we did not maintain effective controls over:

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
The  principal  amount  outstanding  under the Senior Notes at March 7, 2005 was approximately $92.8 million. Accrued interest to March 7, 2005 was approximately
$3.8 million.  As previously  discussed,  after  emerging from  bankruptcy,  the
Company's 10 1/2% Senior Notes were deemed cancelled and annulled.

      At March 7, 2005,  there were 2.6 million  shares of Series A  Convertible
Preferred  Stock and 2.9 million shares of Series B Convertible  Preferred Stock outstanding.  Dividends on these shares are cumulative and are payable quarterly in  arrears,  in an  amount  equal to $3.25  per annum per share of Series A and
$3.75 per annum per share of Series B. Pursuant to the terms of the Supplemental
Indenture to the  Company's 10 1/2 % Senior  Notes,  the Company was  prohibited from paying  dividends on this Preferred  Stock until after October 31, 2002, at the earliest and thereafter only in the event that the Company satisfied certain conditions set forth in the Indenture.  Such conditions were not satisfied as of
March 7, 2005. At March 7, 2005, dividends in arrears amounted to $86.1 million.
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
      2002.

      * Exhibit 32.  Certification of Principal  Executive Officer and Principal
      Financial   Officer  pursuant  to  Rule  13a-14(b)  or  15d-14(b)  of  the
      Securities Act of 1934, as amended,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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