Form 10-Q
period 2006-03-31
WHX CORP
filed 2007-05-21
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2006

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

The number of shares of Common Stock issued and outstanding as of March 26, 2007 was 10,000,498

PART I. ITEM 1: FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                          2006            2005
                                                     --------------   -------------
                                                     (in thousands except per share)

Net sales                                                $ 112,761   $    95,929
Cost of goods sold                                          91,352        77,669
                                                         ---------    ----------
Gross profit                                                21,409        18,260

Selling, general and administrative expenses                14,983        15,216
Environmental remediation expense                            2,909          --
Loss on disposal of assets                                      44             4
                                                         ---------    ----------
Income from operations                                       3,473         3,040
                                                         ---------    ----------
Other:
    Interest expense                                         4,584         5,459
    Chapter 11 and related reorganization expenses            --           1,501
    Realized and unrealized loss on derivatives             (5,466)         (324)
    Other income                                                49            53
                                                         ---------    ----------
Loss from continuing operations before taxes                (6,528)       (4,191)

Tax provision                                                  538           375
                                                         ---------    ----------
Loss from continuing operations, net of tax
                                                            (7,066)       (4,566)
Discontinued operations:
      Loss from discontinued operations, net of tax           --          (1,930)
                                                         ---------    ----------
Net loss                                                    (7,066)       (6,496)

Less: Dividend requirement for preferred stock                --           3,561
                                                         ---------    ----------

Net loss applicable to common stock                      $  (7,066) $    (10,057)
                                                         =========    ==========
BASIC AND DILUTED PER SHARE OF COMMON STOCK

Loss from continuing operations
      net of preferred dividends                         $   (0.71)   $    (1.49)
Discontinued operations                                       --           (0.35)
                                                         ---------    ----------
Net loss per share applicable to common stock           $    (0.71)   $    (1.84)
                                                         =========    ==========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,   December 31,
                                                           2006          2005
                                                    ---------------------------------
                                                    (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                          $   9,718    $   4,076
      Trade receivables - net                               67,836       57,243
      Inventories                                           65,530       60,978
      Current assets of discontinued operations                123          181
      Insurance receivable                                   2,000        2,000
      Deferred income taxes                                    812          812
      Other current assets                                   4,291        6,641
                                                         ---------    ---------
                 Total current assets                      150,310      131,931

Property, plant and equipment at cost, less
        accumulated depreciation and amortization           90,179       91,150
Goodwill and other intangibles, net                         50,048       50,048
Intangible pension asset                                       586          586
Long term assets of discontinued operations                  1,394        2,794
Other non-current assets                                    19,911       19,704
                                                         ---------    ---------
                                                         $ 312,428    $ 296,213
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
     Trade payables                                      $  49,739    $  49,274
     Accrued environmental liability                        27,401       27,526
     Accrued liabilities                                    28,737       31,064
     Current portion of long-term debt                       4,106       23,127
     Current portion of long-term debt - related party        --         70,627
     Short-term debt                                        56,069       51,080
     Deferred income taxes                                     123          123
     Current liabilities of discontinued operations            358          581
                                                         ---------    ---------
               Total current liabilities                   166,533      253,402

Long-term debt                                              27,314        4,889
Long-term debt - related party                              89,627         --
Accrued pension liability                                   14,901       16,216
Other employee benefit liabilities                           8,100        8,761
Deferred income taxes                                        3,171        3,048
Additional minimum pension liability                        65,601       65,601
                                                         ---------    ---------
                                                           375,247      351,917
                                                         ---------    ---------

Stockholders' (Deficit) Equity:
Preferred stock- $.10 par value; authorized 5,000
     shares; issued and outstanding -0- shares                --           --
Common stock -  $.01 par value; authorized 40,000
     shares; issued and outstanding 10,000 shares              100          100
Warrants                                                     1,287        1,287
Accumulated other comprehensive loss                       (57,475)     (57,426)
Additional paid-in capital                                 394,308      394,308
Accumulated deficit                                       (401,039)    (393,973)
                                                         ---------    ---------
Total stockholders' deficit                                (62,819)     (55,704)
                                                         ---------    ---------
                                                         $ 312,428    $ 296,213
                                                         =========    =========

   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                         2006         2005
                                                                    -------------- -------------
                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $ (7,066)   $ (6,496)

Adjustments to reconcile  net loss to net cash  provided by
    (used in)  operating activities:
  Depreciation and amortization                                           3,064       3,009
  Amortization of debt related costs                                        540         598
  Other postretirement benefits                                            (393)        280
  Chapter 11 and related reorganization expenses                           --         1,501
  Payments of Chapter 11 and related reorganization expenses               --          (978)
  Loss on asset dispositions                                                 44           4
  Equity in after-tax (income) loss of affiliated companies                 (82)         24
  Unrealized loss on derivatives                                          1,103         339
  Reclassification of net cash settlements on derivative instruments      4,363         (15)
  Discontinued operations                                                  --          (681)
Decrease (increase) in working capital elements,
   net of effect of acquisitions:
       Trade receivables                                                (10,508)     (6,729)
       Inventories                                                       (4,504)     (6,203)
       Other current assets                                               1,240      (1,093)
       Other current liabilities                                           (737)        370
  Other items-net                                                          (646)        172
  Discontinued operations                                                  (241)      6,952
                                                                       --------    --------
Net cash used in operating activities                                   (13,823)     (8,946)
                                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant additions and improvements                                       (2,178)     (5,638)
  Net cash settlements on derivative instruments                         (4,363)         15
  Proceeds from sales of assets                                              46         760
  Discontinued operations                                                 1,400       1,186
                                                                       --------    --------
Net cash used in investing activities                                    (5,095)     (3,677)
                                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Term Loan B - related party                              19,000        --
  Proceeds from term loans - Domestic                                     7,000        --
  Net revolver borrowings                                                 2,287       7,808
  Repayments of term loans - Foreign                                       (112)       (126)
  Repayments of term loans - Domestic                                    (3,615)     (1,395)
                                                                       --------    --------
Net cash provided by financing activities                                24,560       6,287
                                                                       --------    --------
NET CHANGE FOR THE PERIOD                                                 5,642      (6,336)

Cash and cash equivalents at beginning of period                          4,076      20,826
                                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  9,718    $ 14,490
                                                                       ========    ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY AND NATURE OF OPERATIONS

      WHX  Corporation,  the parent  company  ("WHX") is a holding  company that invests in and manages a group of businesses that are managed on a decentralized basis.  WHX's  primary  business  is  Handy  &  Harman  ("H&H"),  a  diversified manufacturing  company whose strategic business units encompass three reportable segments:  precious metals, tubing, and engineered materials. WHX, together with all of its subsidiaries, are referred to herein as the "Company."

NOTE 2 - RECENT DEVELOPMENTS AND LIQUIDITY

      On December 27, 2006, WHX Corporation filed its Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K").  Since the filing of its
2005 10-K, the following significant events have occurred:

PENSION PLAN

      On December 20, 2006, the Internal  Revenue  Service granted a conditional waiver  (the "IRS  Waiver")  of the  minimum  funding  requirements  for the WHX
Pension  Plan for the 2005 plan year in  accordance  with section 412 (d) of the
Internal  Revenue  Code and section 303 of the  Employee  Retirement  Income and
Security Act of 1974, as amended ("ERISA"),  and on December 28, 2006, WHX, H&H, and the  Pension  Benefit  Guaranty  Corporation  (the  "PBGC")  entered  into a settlement  agreement (the "PBGC  Settlement  Agreement") in connection with the
IRS  Waiver  and  certain  other  matters.  The IRS Waiver is subject to certain conditions,  including a requirement  that the Company meet the minimum  funding requirements  for the WHX Pension  Plan for the plan years  ending  December 31,
2006 through 2010, without applying for a waiver of such requirements.  The PBGC
Settlement  Agreement  and related  agreements  include the  following:  (i) the amortization of the waived amount of $15.5 million (the "Waiver  Amount") over a period of five years, (ii) the PBGC's consent to increase borrowings under H&H's senior  credit  facility to $125  million in  connection  with the closing of an acquisition  described below, (iii) the resolution of any potential issues under
Section  4062(e) of ERISA,  in  connection  with the  cessation of operations at certain  facilities  owned  by WHX,  H&H or  their  subsidiaries,  and  (iv) the granting  to the  PBGC  of  subordinate  liens  on the  assets  of H&H  and  its subsidiaries,  and specified assets of WHX, to collateralize WHX's obligation to pay the Waiver  Amount to the WHX Pension Plan and to make  certain  payments to the WHX Pension  Plan in the event of its  termination.  As a result of the PBGC
Settlement  Agreement and the IRS Waiver, based on estimates from WHX's actuary, the Company expects its minimum  funding  requirement for the specific plan year and the  amortization of the 2005  requirement to be $13.1 million (paid in full in 2006),  $10.8  million,  $11.0 million,  $8.9 million,  $7.0 million and $2.3 million (which amounts reflect the recent passage of the Pension  Protection Act of 2006) in 2006, 2007, 2008, 2009, 2010 and 2011, respectively.

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

      On March 29,  2007,  H&H and  certain of H&H's  subsidiaries  amended  the respective Loan and Security  Agreements with Wachovia and Steel to, among other things,  (i) amend the  definition  of  EBITDA,  (ii) reset the levels and amend certain of the financial  covenants,  (iii) extend the  termination  date of the credit  facilities  from  March  31,  2007 to June 30,  2008,  (iv)  permit  the extension  by H&H to WHX of an  unsecured  loan  for  required  payments  to the pension plan, under certain  conditions,  and (v) permit the extension by H&H to
WHX of an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million under certain  conditions.  The amendments also provided for the pledge of 65% of all  outstanding  securities of Indiana Tube Danmark A/S, a
Danish   corporation   and  a   wholly-owned   subsidiary   of  Handy  &  Harman
International,   Ltd.,  and  Protechno,   S.A.,  a  French   corporation  and  a
wholly-owned  subsidiary of Indiana Tube Danmark A/S.  Finally,  the  amendments also provided for waivers of certain events of default  existing as of March 29,
2007.

ACQUISITIONS

      Pursuant to an Asset Purchase  Agreement (the "Asset Purchase  Agreement")
dated as of December 28, 2006, a subsidiary of H&H acquired a mechanical roofing fastener business. The purchase price was approximately $26 million, including a working capital  adjustment.  The assets acquired included,  among other things, machinery, equipment, inventories of raw materials, work-in-process and finished products,  certain  contracts,  accounts  receivable and  intellectual  property rights,  all as related to the  acquired  business  and as provided in the Asset
Purchase Agreement.  This acquired business develops and manufactures  fastening systems for the  commercial  roofing  industry.  WHX believes  this  acquisition solidifies  its position as a leading  manufacturer  and supplier of  mechanical fasteners,  accessories  and  components,  and  building  products for the North
American commercial and residential  construction industry. Funds for payment of the purchase  price by H&H were  obtained  pursuant to the  aforementioned  term loan.

      On April 12, 2007, Steel Partners II, L.P.  ("Steel"),  a Delaware limited partnership,  and  WHX  entered  into a Stock  Purchase  Agreement  whereby  WHX acquired  Steel's entire interest in BZ Acquisition  Corp.  ("BZA"),  a Delaware corporation  and  wholly  owned  subsidiary  of Steel (the "BZA  Transfer")  for
$10.00.  In addition,  WHX agreed to reimburse all reasonable  fees and expenses incurred by Steel in  connection  with the Offer and the Merger (each as defined below). BZA is the acquisition subsidiary in a tender offer to acquire up to all of  the  outstanding  stock  of  Bairnco  Corporation,  a  Delaware  corporation
("Bairnco") for $13.50 per share in cash. Steel  beneficially owns approximately
50.3% of WHX's outstanding common stock.

      Steel, BZA, and Bairnco entered into an Agreement and Plan of Merger dated as of February 23, 2007 (the "Merger Agreement"),  pursuant to which BZA amended its tender offer to acquire all of the outstanding common shares of Bairnco at a price of $13.50  per share in cash  (the  "Offer").  In  addition,  all  Bairnco shareholders  of record on March 5, 2007 continued to be entitled to receive the declared first quarter  dividend of $0.10 per share,  for total cash proceeds of
$13.60 per share.  On April 13, 2007,  upon the expiration of the Offer pursuant to the Merger  Agreement,  BZA acquired  approximately  88.9% of the outstanding common stock of Bairnco.

      Pursuant to the Merger  Agreement,  on April 24, 2007, BZA was merged with and into Bairnco with  Bairnco  continuing  as the  surviving  corporation  as a wholly owned  subsidiary of WHX (the  "Merger").  At the  effective  time of the
Merger,  each Bairnco common share then outstanding  (other than shares owned by
BZA or its direct parent  entity,  shares owned by Bairnco as treasury stock and shares held by stockholders  who properly  exercise their appraisal  rights) was automatically  converted  into the  right to  receive  $13.50  per share in cash without interest and subject to applicable withholding taxes.  Immediately prior to the  Merger,  BZA held  approximately  90.1%  of the  outstanding  shares  of
Bairnco.  The  proceeds  required  to fund  the  closing  of the  Offer  and the resulting Merger and to pay related fees and expenses were approximately  $101.5 million.

      In  connection  with the  closing  of the  Offer,  initial  financing  was provided by Steel through two facilities.  Steel extended to BZA bridge loans in principal amount of approximately $75.1 million, $1.4 million, and $10.0 million
(and  may  extend  additional  loans of  approximately  $3.6  million,  up to an aggregate  total amount of borrowings of $90.0  million)  pursuant to a Loan and
Security  Agreement (the "Bridge Loan Agreement"),  between BZA and Bairnco,  as borrowers,  and Steel,  as lender.  In addition,  Steel  extended to WHX a $15.0 million  subordinated  loan, which is unsecured at the WHX level,  pursuant to a
Subordinated Loan and Security Agreement (the "Subordinated Loan Agreement" and,
together with the Bridge Loan Agreement, the "Loan Agreements"), between WHX, as borrower,  and Steel, as lender.  WHX contributed the $15.0 million  proceeds of the subordinated loan to BZA as a capital contribution.

      The Bridge  Loan  Agreement  provides  for bridge  term loans of up to $90 million  from  Steel to BZA,  which  were  assumed by Bairnco as a result of the
Merger.  Borrowings  under the Bridge Loan Agreement bear (i) cash interest at a rate per annum  equal to the prime  rate of JP Morgan  Chase plus 1.75% and (ii)
pay-in-kind interest at a rate per annum equal to 4.5% for the first 90 days the initial  loan is  outstanding  and 5%  (instead  of 4.5%) for the balance of the term, each as adjusted from time to time. The minimum aggregate interest rate on borrowings  under the Bridge Loan  Agreement is 14.5% per annum for the first 90 days the initial loan is  outstanding,  and 15% (instead of 14.5%) per annum for the balance of the term, and the maximum  aggregate  interest rate on borrowings under the Bridge Loan Agreement is 18% per annum. The cash interest rate and the pay-in-kind  interest  rate may be adjusted  from time to time,  by agreement of
Steel and  Bairnco,  so long as the  aggregate  interest  rate remains the same.
Interest  is  payable  monthly in  arrears.  Obligations  under the Bridge  Loan
Agreement are guaranteed by certain of Bairnco's  subsidiaries  and secured by a junior lien on the assets of Bairnco and certain of its subsidiaries and capital stock of certain of Bairnco's  subsidiaries.  Obligations  under the Bridge Loan
Agreement  are  also  guaranteed  by the  Company  on an  unsecured  basis.  The scheduled  maturity date of the indebtedness  under the Bridge Loan Agreement is the earlier to occur of (i) June 30, 2008 and (ii) such time as Bairnco  obtains any replacement  financing.  Indebtedness under the Bridge Loan Agreement may be prepaid without penalty or premium.

      The Subordinated  Loan Agreement  provides for a subordinated term loan of
$15 million from Steel to WHX,  which is unsecured at the WHX level.  Borrowings under the Subordinated  Loan Agreement bear  pay-in-kind  interest at a rate per annum equal to the prime rate of JP Morgan Chase plus 7.75%,  adjusted from time to time,  with a minimum  interest rate of 16% per annum and a maximum  interest rate of 19% per annum. Interest is payable monthly in arrears. Obligations under the  Subordinated  Loan  Agreement are  guaranteed by Bairnco and certain of its subsidiaries  and  secured by a junior lien on the assets of Bairnco and certain of its subsidiaries and capital stock of certain of Bairnco's subsidiaries.  The indebtedness  under the  Subordinated  Loan  Agreement will mature on the second anniversary of the issuance of the subordinated  loan and may be prepaid without penalty or premium.

      The  Loan  Agreements  contain  customary   representations,   warranties,
covenants,  events of default and indemnification  provisions.  The indebtedness
under  the  Bridge  Loan  Agreement  and  the  related  security   interests  is
subordinated to the indebtedness and related  security  interests  granted under
Bairnco's  existing  senior  credit  facility  with Bank of  America,  N.A.  The guarantees of the  indebtedness  under the  Subordinated  Loan Agreement and the related  security  interests is  subordinated to all  indebtedness  and security interests described in the preceding sentence.

      Bairnco  operates two core  businesses - Arlon and Kasco.  Arlon  designs, manufactures,  and sells engineered materials and components for the electronic, industrial  and  commercial  markets.  Kasco is a leading  provider of meat-room products  and  maintenance  services  for  the  meat  and  deli  departments  of supermarkets;  restaurants;  meat,  poultry  and  fish  processing  plants;  and
manufacturers   and  distributors  of  electrical  saws  and  cutting  equipment throughout North America,  Europe, Asia and South America. WHX believes that the acquisition of Bairnco will be beneficial  because of Bairnco's strong positions in niche engineered  materials markets, and that it will improve Bairnco's plant level operations,  profit margins and working capital. The results of operations and  assets of Bairnco  will be  included  in the  financial  statements  of WHX beginning in the second quarter of 2007.

SALE OF ASSETS

      On March 4, 2007, the Company sold certain assets,  including the land and building,  certain machinery and equipment,  and inventory of its Handy & Harman
Electronic Materials Corporation subsidiary,  located in East Providence,  Rhode
Island,  as well as  certain of its assets  and  inventory  located in  Malaysia
(collectively  referred to as "HHEM") for net  proceeds  of  approximately  $3.9 million.  In December 2006, the Company recorded an asset  impairment  charge of
$3.4 million  relating to the long-lived  assets offered for sale, in accordance with SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of  Long-Lived
Assets".  The amount of the  impairment  loss was based upon the actual  selling price of the long-lived  assets in March 2007. In the Company's balance sheet as of December 31, 2006,  the long-lived  assets were  classified as current assets held for sale.  Due to the charge for the long-lived  asset  impairment in 2006, the Company  recognized  no gain or loss upon sale of the  long-lived  assets in
2007. However, upon sale, the Company recognized a loss of $0.9 million relating to the sale of  inventory.  The  Company  has  retained  responsibility  for any environmental conditions requiring remediation at the HHEM site.

LIQUIDITY

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

      Throughout 2005 and 2006, the Company experienced  liquidity issues, which are  more  fully  described  in  Notes  1a and 2 to the  consolidated  financial statements  included  in the  Annual  Report  on Form  10-K for the  year  ended
December  31,  2005.  The  Company  incurred  consolidated  net  losses of $34.7 million,  $140.4  million and $159.9  million for the years ended  December  31,
2005, 2004 and 2003,  respectively,  and had negative cash flows from operations of $5.0  million and $39.6  million for the years  ended  December  31, 2005 and
2004,  respectively.  As of December  31, 2005,  the Company had an  accumulated deficit of $394.0  million  and a working  capital  deficit  of $121.5  million.
Additionally,  the Company has not been in  compliance  with certain of its bank covenants.  Note 1A to the  consolidated  financial  statements  included in our
Annual  Report on Form 10-K for the year ended  December  31,  2005  describes a number of conditions concerning the Company's liquidity difficulties, and states that these conditions  raise  substantial  doubt about the Company's  ability to continue as a going concern.

      WHX is a  holding  company  and  has as  its  sole  source  of  cash  flow distributions  from  its  operating  subsidiaries,  H&H and  Bairnco,  or  other discrete  transactions.  H&H's bank credit facilities and term loans effectively do not permit it to transfer any cash or other assets to WHX (with the exception of  unsecured  loans to be used to make  required  contributions  to the pension plan, and for other uses of an unsecured loan in the aggregate  principal amount not to exceed $3.5 million under certain conditions),  and are collateralized by substantially all of H&H's assets. Bairnco's revolving credit facility with Bank
of  America,  N.A  permits   distributions  by  Bairnco  to  WHX  under  certain
conditions.  WHX has no bank credit facility of its own. WHX's ongoing operating cash flow requirements  consist of funding the minimum  requirements for the WHX
Pension Plan and paying other administrative costs.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there  have  been no  dividends  from H&H to WHX and  WHX's sources of cash flow have consisted of:

         o  The issuance of $5.1 million in preferred  stock by a newly  created subsidiary (WHX CS Corp.) in October 2005, which was invested in the equity of a public company (Cosine Communications Inc.); and

         o  partial payment of the H&H subordinated debt to WHX of $9.0 million, which  required the approval of the banks  participating  in the H&H bank facility. Subsequent to this transaction in 2006, the remaining intercompany  loan balance of the subordinated debt of $44.2 million was converted to equity.

         o  As permitted by the March 29, 2007  Amendment and Waiver to the Loan
            and Security  Agreements,  an  unsecured  loan from H&H for required payments to the  pension  plan,  and for other uses of an  unsecured loan in the  aggregate  principal  amount not to exceed $3.5 million under certain conditions.

         o  A  $15.0  million   subordinated  loan  from  Steel  pursuant  to  a
            Subordinated  Loan and Security  Agreement between WHX, as borrower, and Steel,  as lender.  WHX used the $15.0  million  proceeds of the subordinated loan as a capital contribution to acquire Bairnco.

      As of December 31, 2006, WHX and its unrestricted subsidiaries had cash of approximately  $0.8  million  and  current  liabilities  of  approximately  $7.5 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable  to a related  party.  H&H's  availability  under its  revolving  credit facility and other  facilities  as of December 31, 2006 was $19.1 million and as of March  31,  2007,  was  approximately  $15.5  million.  All such  facilities, including  the term  loans,  were set to expire on March 31, 2007  (although  by amendment signed on March 29, 2007, were extended until June 30, 2008).

      In  connection  with the  closing of the  Bairnco  Offer and the Merger on
April  24,  2007,  Bairnco  became a  wholly-owned  subsidiary  of WHX.  Initial financing was provided by Steel through two facilities,  as discussed  above, in the approximate  aggregate  amount of $101.5 million.  In addition,  the Bairnco
Revolving  Credit  Facility  was amended to permit the closing of the Merger and related  financing  transactions.  The availability  under the Bairnco Revolving
Credit Facility on March 31, 2007 was approximately  $12.0 million.  The Bairnco
Revolving Credit Facility permits  distributions by Bairnco to WHX under certain conditions, as described in Note 21 to the consolidated financial statements..

       In addition to the obligations under the current credit  facilities,  the
Company also has significant cash flow obligations, including without limitation the  amounts due for the WHX  Pension  Plan (as  amended by the PBGC  Settlement
Agreement  entered into December 28, 2006).  There can be no assurance  that the funds  available  from  operations  and  under  its  credit  facilities  will be sufficient to fund pension  funding  requirements,  debt service costs,  working capital demands and environmental remediation costs. Additionally,  there can be no assurances that the Company will be able to obtain  replacement  financing at commercially  reasonable terms upon the expiration of the H&H and Bairnco credit facilities in June 2008.

      Nevertheless, as discussed further below, the Company believes that recent new and amended  financing  arrangements,  acquisitions,  the IRS Waiver and the
PBGC Settlement Agreement,  the sale of a non-essential  operating unit, as well as recent improvements in its core operations, and the substantial completion of a major  remediation of property relating to certain  environmental  liabilities should  permit the Company to generate  sufficient  working  capital to meet its obligations  as they  mature  over the next  twelve  months.  The ability of the
Company to meet its cash  requirements  over this time period is  dependent,  in part, on the Company's  ability to meet its business plan.  Management  believes that  existing  capital  resources  and  sources  of credit,  including  the H&H facilities  and the  Bairnco  facilities,  are  adequate to meet its current and anticipated cash requirements.  The Company also continues to examine all of its
options  and  strategies,   including  acquisitions,   divestitures,  and  other
corporate transactions, to increase cash flow and stockholder value. However, if the Company's  cash needs are greater than  anticipated  or the Company does not materially  satisfy  its  business  plan,  the  Company  may be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

      As  more  fully  described  earlier  in  this  "Recent   Developments  and
Liquidity"  note to these  financial  statements,  the  Company  has  taken  the following  actions which it believes will improve liquidity and help provide for adequate  liquidity  to fund the  Company's  capital  needs for the next  twelve months.

  o   On December 20, 2006,  the IRS granted a  conditional  waiver of the $15.5 million minimum funding  requirement for the WHX Pension Plan for the 2005 plan year and on December  28, 2006,  WHX,  H&H, and the PBGC entered into the PBGC  Settlement  Agreement  in  connection  with the IRS  Waiver  and certain other matters.  As a result of the PBGC  Settlement  Agreement and the IRS Waiver, based on estimates from WHX's actuary, the Company expects its  minimum  funding  requirement  for the  specific  plan  year  and the amortization of the 2005  requirement to be $13.1 million (paid in full in
      2006), $10.8 million,  $11.0 million,  $8.9 million, $7.0 million and $2.3
      million  (which  amounts   reflect  the  recent  passage  of  the  Pension
      Protection  Act of  2006) in  2006,  2007,  2008,  2009,  2010  and  2011,
      respectively.

  o   Availability  under H&H's Loan and Security  Agreements'  revolving credit facility as of December  31, 2006 was $19.1  million,  and as of March 31,
      2007,  was  approximately  $15.5  million.  On March  29,  2007,  all such facilities, including the term loans, were amended to (i) redefine EBITDA,
      (ii) reset the levels and amend certain of the financial covenants,  (iii)
      extend the termination  date of the credit  facilities from March 31, 2007 to June 30, 2008,  (iv) permit the extension by H&H to WHX of an unsecured loan for required payments to the pension plan, under certain  conditions, and (v) permit the extension by H&H to WHX of an unsecured  loan for other uses in the  aggregate  principal  amount not to exceed $3.5 million under certain conditions.

  o   Following  the closing of the Bairnco  Merger,  upon the  satisfaction  of certain conditions,  Bairnco is permitted to make distributions to WHX. As of March  31,  2007,  availability  under  the  Bairnco  Revolving  Credit
      Facility was approximately  $12.0 million,  although there is no assurance that such amount will be available in the future,  or if  available,  that
      Bairnco will satisfy the conditions for distributing this amount to WHX.

  o   The  acquisition by a subsidiary of H&H of a mechanical  roofing  fastener business  for  approximately  $26  million,  including  a working  capital adjustment,  on December  28,  2006,  which we believe  will prove to be a valuable  acquisition  which will  solidify  H&H's  position  as a leading
      manufacturer  and  supplier  of  mechanical  fasteners,   accessories  and
      components,  and building  products for the North American  commercial and residential construction industry.

  o   The  sale in  March  2007  of a  non-core  business  which  had  generated operating losses in the past year.

  o   The substantial  completion of remediation of property relating to certain environmental liabilities.

      In view of the matters described in the preceding  paragraphs,  management believes that the Company has the ability to meet its financing  requirements on a continuing  basis.  However,  if the  Company's  fiscal 2007 planned cash flow projections  are not met,  management  could  consider the  reduction of certain discretionary expenses and sale of certain assets. In the event that these plans are not sufficient and the Company's  credit  facilities are not available,  the
Company's ability to operate could be adversely affected.

NOTE 3 - BASIS OF PRESENTATION

      The unaudited condensed  consolidated financial statements included herein have been prepared by the Company in accordance  with the rules and  regulations of the  Securities and Exchange  Commission.  Certain  information  and footnote disclosures  normally  included in financial  statements  prepared in accordance with generally accepted accounting  principles have been condensed or omitted in accordance with those rules and regulations,  although the Company believes that the disclosures  made are adequate to make the information not misleading.  This quarterly  report on Form 10-Q should be read in conjunction  with the Company's audited  consolidated  financial  statements contained in Form 10-K for the year ended  December  31,  2005.  Certain  amounts  for  the  prior  year  have  been reclassified to conform to the current year presentation.

      During the three month period ended March 31, 2005,  WHX was operating its businesses as a  debtor-in-possession  under the  jurisdiction of the bankruptcy court.  Thus, the financial  statements  covering this period which are included herein have been prepared in accordance with the American Institute of Certified
Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting
by Entities in Reorganization under the Bankruptcy Code." In accordance with SOP
90-7, revenues,  expenses,  realized gains and losses, and provisions for losses resulting  from the  reorganization  are reported  separately  as Chapter 11 and
Related  Reorganization  expenses,  net in the unaudited condensed  consolidated statements of  operations.  Cash used for Chapter 11 and related  reorganization expenses  is  disclosed  separately  in  the  unaudited  condensed  consolidated statement of cash flows.  The Company did not qualify for fresh-start  reporting under the guidance in SOP 90-7 upon its emergence from bankruptcy.

      In the opinion of management, the interim financial statements reflect all normal and recurring  adjustments  (except for the accounting required under SOP
90-7  related  to  the  Bankruptcy  Filing)  necessary  to  present  fairly  the consolidated  financial  position and the results of  operations  and changes in cash flows for the interim periods.  The preparation of financial  statements in conformity with generally accepted accounting  principles requires management to make estimates and  assumptions  that affect the reported  amounts of assets and liabilities  and disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenues  and expenses during the reporting  period.  Actual results could differ from those estimates.
The  results of  operations  for the three  months  ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

      During the  period  March 7, 2005  through  March 31,  2005,  while it was reorganizing,  WHX stopped  recognizing  interest on its  10-1/2%  Senior  Notes
(approximately  $0.6  million of  interest)  and also  stopped  recognizing  the cumulative  dividends  on its  preferred  stock  (approximately  $1.3 million of dividends  would have accrued).  As of the Effective  Date, the Senior Notes and
Preferred  Stock were deemed  cancelled and annulled;  consequently,  no further interest or dividends were recognized after March 7, 2005.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In February  2007,  the FASB issued  Statement of  Financial  Accounting
Standards No. 159,  "The Fair Value Option for Financial  Assets and Financial
Liabilities"  (SFAS No.  159).  SFAS No.  159  permits  entities  to choose to measure  many  financial  instruments  and certain  other items at fair value.
SFAS No. 159 is effective  for  financial  statements  issued for fiscal years beginning  after  November 15, 2007.  The Company is currently  evaluating the impact of adopting  SFAS No. 159 on its  consolidated  financial  position and results of operations.

      On September 29, 2006 , the FASB issued Statement of Financial  Accounting
Standards No. 158, "Employers'  Accounting for Defined Benefit Pension and Other
Postretirement  Plans"  (SFAS No. 158) which amends SFAS No. 87 and SFAS No. 106 to require  recognition of the  overfunded or underfunded  status of pension and other  postretirement  benefit plans on the balance  sheet.  Under SFAS No. 158, gains and losses,  prior service costs and credits, and any remaining transition amounts  under  SFAS No. 87 and SFAS No.  106 that have not yet been  recognized through net  periodic  benefit  cost will be  recognized  in  accumulated  other comprehensive  income,  net  of tax  effects,  until  they  are  amortized  as a component of net periodic  cost.  SFAS No. 158 is  effective  for  publicly-held companies  for fiscal  years ending after  December  15, 2006.  WHX  Corporation adopted the balance sheet recognition provisions of SFAS No. 158 at December 31,
2006.  At that date,  our balance  sheet  reflected a reduction  in  shareholder equity of  approximately  $49.3 million due to our defined  benefit  pension and other postretirement  benefit plans. The new provisions of SFAS No. 158 resulted in an  additional  $1.2  million  reduction to WHX  Corporation's  shareholders'
equity at  December  31,  2006.  The  Statement  does not affect the  results of operations.

      In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108,
"Considering   the  Effects  of  Prior  Year   Misstatements   when  Quantifying
Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108
was issued in order to  eliminate  the  diversity  of practice  surrounding  how
public  companies  quantify  financial  statement  misstatements.   It  requires
quantification of financial statement  misstatements based on the effects of the misstatements  on  each  of  the  company's  financial  statements  and  related financial statement  disclosures.  The provisions of SAB No. 108 must be applied to annual financial statements no later than the fiscal year ending November 15,
2006.  The  Company  has  determined  that SAB No.  108 does not have a material impact on its financial statements.

      In September  2006, the FASB issued  Statement of Financial  Standards No.
157, "Fair Value  Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance  with  accounting principles  generally  accepted in the United  States,  and expands  disclosures about fair value  measurements.  This  statement  does not  require any new fair value  measurements;  rather,  it applies under other accounting  pronouncements that require or permit fair value  measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently  evaluating  the impact of adopting  SFAS No. 157 on its  consolidated financial position and results of operations.

      In June  2006,  the  FASB  issued  Financial  Accounting  Standards  Board
Interpretation   No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes,  an
Interpretation  of SFAS  Statement  109"  (FIN  No.  48),  which  clarifies  the accounting for uncertainty in tax positions.  This Interpretation  provides that the  tax  effects  from an  uncertain  tax  position  can be  recognized  in the financial  statements,  only if the  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions of FIN No. 48 are effective as of the beginning of fiscal 2007,  with the  cumulative  effect of the change in  accounting  principle  recorded  as an adjustment  to  opening  retained  earnings.  The  Company  does not  expect the adoption of FIN No. 48 to have a material impact on its  consolidated  financial position or results of operations.

NOTE 5 - LOSS PER SHARE

      The  computation  of basic earnings or loss per common share is based upon the  weighted  average  number of shares of Common  Stock  outstanding.  Diluted earnings per share gives effect to dilutive  potential common shares outstanding during the period.

      As a result of the Company's emergence from bankruptcy, there were changes to the authorized and outstanding  common stock of WHX. Prior to emergence,  the
Company had 5,522,926  preferred and 5,485,856 common shares  outstanding.  Upon emergence  from  bankruptcy,  holders  of the  Company's  10 1/2%  Senior  Notes received  9,200,000 shares of common stock in full and complete  satisfaction of all claims,  in exchange  for the  extinguishment  of this debt.  The  preferred stock,  with a carrying value of $267 million,  was extinguished  upon emergence from bankruptcy in exchange for the residual shares of common stock outstanding,
(800,485 shares), plus warrants to purchase an additional 752,688 common shares.
Holders of the  pre-bankruptcy  common stock received no distribution  under the
Plan,  and all stock  option  plans  previously  in effect  were  cancelled  and annulled.

      As of March 31, 2005,  outstanding  stock options to purchase common stock granted to officers, directors, and key employees totaled 1.3 million shares. In the computation of diluted loss per common share in the three-month period ended
March 31, 2005,  the conversion of preferred  stock,  the exercise of options to purchase common stock,  and the inclusion of non-vested  restricted stock awards would  have had an  anti-dilutive  effect.  A  reconciliation  of the income and shares used in the computation follows:

RECONCILIATION OF INCOME/LOSS AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                       FOR THE THREE MONTHS ENDED MARCH 31, 2006

                                           Loss             Shares           Per-Share
                                        (Numerator)      (Denominator)         Amount
                                      ---------------- ------------------ -----------------

Net loss                                 $ (7,066)
Less: Preferred stock dividends              --
                                         --------
BASIC AND DILUTED EPS
Loss applicable to common stockholders   $ (7,066)           10,000           $  (0.71)
                                         ========          ========           ========

                                       FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                           Loss             Shares           Per-Share
                                        (Numerator)      (Denominator)         Amount
                                      ---------------- ------------------ -----------------

Net loss                                 $ (6,496)
Less: Preferred stock dividends             3,561
                                         --------
BASIC AND DILUTED EPS
Loss applicable to common stockholders   $(10,057)            5,459           $  (1.84)
                                         ========          ========           ========

STOCK BASED COMPENSATION

      The  effect  on net  loss  and  loss  per  share  if WHX had  applied  the fair-value recognition provisions of Statement of Financial Accounting Standards
("SFAS") No. 123,  "Accounting  for  Stock-Based  Compensation",  to stock-based compensation  for the three months ended March 31, 2005 was not material.  Stock option plans were in effect until WHX emerged from  bankruptcy  in July 2005. In accordance  with the Plan of  Reorganization,  all such stock  option plans were cancelled and annulled.

PREFERRED STOCK DIVIDENDS AND INTEREST

      Subsequent to WHX's  voluntary  petition for  reorganization,  WHX stopped recognizing  the cumulative  dividends on its preferred  stock as of the date of its bankruptcy  filing,  March 7, 2005.  Approximately $1.3 million of dividends would have been accrued for the period March 7, 2005 through March 31, 2005. WHX also stopped  recognizing  interest on its 10-1/2%  Senior Notes  (approximately
$0.7 million of interest for the period March 7, 2005 through March 31, 2005).

      At  March  31,  2005,  dividends  in  arrears  to  Series  A and  Series B
Convertible  Preferred  Shareholders  were  $37.1  million  and  $49.0  million, respectively.  Upon emergence from Bankruptcy, all shares of preferred stock and accrued dividends were deemed cancelled and annulled on the effective date.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

Comprehensive  loss for the  three-months  ended  March 31,  2006 and 2005 is as follows:

(in thousands)                                 Three Months Ended
                                                   March 31,
                                                2006       2005
                                              -------------------

Net loss                                      $(7,066)   $(6,496)

Other comprehensive loss:
   Foreign currency translation adjustments       (49)      (434)
                                              -------    -------

Comprehensive loss                            $(7,115)   $(6,930)
                                              =======    =======

Accumulated other comprehensive  income (loss) balances as of March 31, 2006 and
December 31, 2005 were comprised as follows:

(in thousands)                            March 31,  December 31,
                                            2006        2005
                                         ----------- ------------

Minimum pension liability adjustment      $(59,754)   $(59,754)

Foreign currency translation adjustment      2,279       2,328
                                          --------    --------

                                           (57,475)    (57,426)
                                          ========    ========

NOTE 7 - INVENTORIES

      Inventories  at March 31,  2006 and  December  31, 2005 are  comprised  as follows:

(in thousands)                                  March 31,  December 31,
                                                  2006        2005
                                               ----------- ------------
Finished products                               $ 20,264    $ 17,804
In - process                                       7,535       4,851
Raw materials                                     18,176      19,226
Fine and fabricated precious metal in various
stages of completion                              29,713      24,266
                                                --------    --------
                                                  75,688      66,147
LIFO reserve                                     (10,158)     (5,169)
                                                --------    --------
                                                $ 65,530    $ 60,978
                                                ========    ========

      In order to  produce  certain  of its  products,  the  Company  purchases, maintains and utilizes  precious  metals  inventory.  H&H enters into  commodity futures and  forwards  contracts  on precious  metals that are subject to market fluctuations  in order to  economically  hedge  its  precious  metals  inventory
against  price  fluctuations.   As  these  derivatives  are  not  designated  as
accounting hedges under Statement of Financial Accounting Standards ("SFAS") No.
133,  they  are  accounted  for as  derivatives  with  no  hedge  designation  .
Accordingly,  the Company marks to market the derivative  instruments related to precious metals.  Such mark to market adjustments are recorded in current period earnings as other income or expense in the Company's  consolidated  statement of operations.  The quarters  ending March 31, 2006 and 2005 include losses of $5.5 million  and $0.3  million,  respectively,  relating  to these  adjustments.  In addition, the Company records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments  recorded  through cost of goods sold. Operating income for the quarter ended March 31, 2006 includes a credit to cost of goods sold of $0.7 million  resulting  from the  liquidation of precious metal  inventories  valued at LIFO cost.  The market value of the precious metal inventory  exceeded  LIFO value cost by $10.2  million and $5.2 million at March
31, 2006 and December 31, 2005, respectively.

      Certain  customers  and suppliers of H&H choose to do business on a "toll"
basis, and furnish precious metal to H&H for return in fabricated form (customer metal)  or for  purchase  from or return to the  supplier.  When the  customer's precious  metal is  returned  in  fabricated  form,  the  customer  is charged a fabrication charge. The value of this toll precious metal is not included in the
Company's balance sheet.

      The following table summarizes customer-owned and H&H owned precious metal quantities:

                                                     March 31    December 31
                                                       2006         2005
                                                    ----------   -----------
   Silver ounces:
     Customer metal                                    118,996       79,442
     H&H owned metal                                 1,724,972    1,537,900

   Gold ounces:
     Customer metal                                        472          305
     H&H owned metal                                    16,040       19,417

   Palladium ounces:
     Customer metal                                      1,338        1,060
     H&H owned metal                                     2,161        2,161

Supplemental inventory information:

Precious metals stated at LIFO cost                 $   19,555   $   19,097
Market value per ounce:
   Silver                                           $   11.530   $    8.910
   Gold                                             $   582.00   $   516.00
   Palladium                                        $   332.00   $   255.00

NOTE 8 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

      The following  table presents the components of net periodic  pension cost
(credit)  for the WHX Pension Plan for the three months ended March 31, 2006 and
2005:

                                      Three Months Ended
                                          March 31,
                                  -------------------------
                                     2006         2005
                                  -------------------------
                                       (In thousands)
Service cost                         $    84    $   296
Interest cost                          5,604      7,372
Expected return on plan assets        (6,984)    (8,469)
Amortization of prior service cost        21         26
Recognized actuarial (gain)/loss         227       --
                                     -------    -------
                                     $(1,048)   $  (775)
                                     =======    =======

      The Company maintains several other retirement and postretirement  benefit plans covering  substantially  all of its employees.  The approximate  aggregate income for these plans was $0.4  million and  aggregate  expense of $0.7 million for the three months ended March 31, 2006 and 2005, respectively. The reason for the aggregate income for these benefit plans in 2006 was that effective  January
1, 2006, the H&H non-qualified  pension plan adopted an amendment under the plan to freeze benefits for all participants.  This resulted in a curtailment  credit of $0.5 million, which was recorded in the first quarter of 2006.

NOTE 9 - DEBT

      Long-term debt consists of the following:

                                       March 31,   December 31,
                                         2006         2005
                                      ----------  --------------
(in thousands)

H&H Term Loan - related party            89,627      $ 70,627
H&H Credit Facility - Term Loan A        19,073        22,664
Sovereign - OMG                           6,976          --
Other H&H debt                            5,371         5,352
                                       --------      --------
                                        121,047        98,643
Less portion due within one year          4,106        93,754
                                       --------      --------
Total long-term debt                   $116,941      $  4,889
                                       ========      ========

      As of December 31, 2005, due to default on certain financial  covenants in its  various  loan  agreements,  the  Company  classified  much  of its  debt as short-term due to the lenders' ability to demand immediate payment.  As of March
31, 2006,  such debt has been  classified  as long-term  since the Company is no longer in default on the debt, and the debts' maturity date is June 30, 2008.

      The  increase  in debt  between  December  31,  2005 and  March  31,  2006 consisted  principally of the following:  On December 29, 2005, H&H entered into an amendment to its Term B Loan with Steel.  This amendment  provided for, among other things, an increase of the Term B Loan in January 2006 by $10 million.  On
January 24, 2006, H&H's wholly-owned  subsidiary,  OMG, Inc. entered into a loan agreement with Sovereign Bank for $8.0 million,  collateralized by a mortgage on
OMG, Inc.'s real property.  On March 31, 2006, H&H and Steel  Partners,  II L.P.
agreed to an increase  in the Term B Loan in the amount of $9.0  million and the prepayment  in the same amount of a portion of H&H's  subordinated  intercompany promissory  note issued to WHX.  After the payment of $9.0  million by H&H,  WHX converted the remaining intercompany note balance to equity.

NOTE 10 - ASSET IMPAIRMENT, RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS

NORRISTOWN FACILITY

      On May 9, 2006,  the Company  announced  the closing of the Handy & Harman
Tube Co. ("HHT") located in Norristown,  Pennsylvania,  which is included in the
Company's  Tubing  segment.  The decision to close the  Norristown  facility was principally  based on the economics of operating HHT's business at the facility.
HHT manufactured stainless steel tubing that was supplied in various lengths and forms in both coil and straight  lengths.  HHT's coil  business was relocated to
H&H's  Camdel  Metals  Corporation  ("Camdel")  facility  located in Camden,
Delaware.  HHT's machinery and equipment and real property at the site are being offered for sale.

      In  conjunction  with the decision to close the Norristown  facility,  the
Company  reviewed the  recoverability  of the  Norristown  long-lived  assets in accordance  with  SFAS No.  144,  "Accounting  for  Impairment  or  Disposal  of
Long-Lived Assets". A review of future cash flows, based on the expected closing date,  indicated that cash flows would be  insufficient  to support the carrying value of certain machinery and equipment at Norristown. As a result, the Company recorded  an  asset  impairment  charge  of $1.8  million  in its  statement  of operations for the second quarter of 2006. Certain of the Norristown  long-lived
assets,   principally   consisting  of  machinery  and   equipment,   have  been
reclassified to current assets held for sale in the balance sheet as of June 30,
2006. The real estate is included in non-current  assets (other assets) as it is not  probable  that it will be sold  within  one year.  No  impairment  loss was incurred on the real estate assets based on the Company's analysis.

      Restructuring  charges  related to the closing of the Norristown  facility totaling $2.4 million in 2006 ($1.9 million, and $0.5 million in the second, and third  quarters,  respectively)  were recorded in the  statement of  operations.
These  charges  included  termination  benefits of $2.0  million,  $0.1  million resulting from a pension curtailment, and $0.3 million of other charges.

      The Norristown  facility  operated  through the third quarter of 2006. The closing of Norristown and the sale of certain of its assets was completed by the end of 2006, and most of the remaining assets are expected to be sold in 2007.

      The Company recently  completed an  environmental  study at the Norristown facility  which  indicated that  environmental  remediation  activities  with an estimated cost of $0.8 million are required, which the Company accrued as of the first quarter of 2006.

HANDY & HARMAN ELECTRONIC MATERIALS ("HHEM")

      In  accordance  with  SFAS No.  144,  "Accounting  for the  Impairment  or
Disposal  of  Long  Lived  Assets",  the  Company  has  evaluated  fixed  assets associated  with its HHEM facility in light of ongoing  operating  losses.  This evaluation resulted in the recording of accelerated depreciation of $0.2 million in 2004,  $0.8  million  in 2005  and $0.6  million  in 2006.  This  accelerated depreciation is a charge to cost of goods sold in the applicable  period. In the fourth  quarter of 2006, the Company again  reviewed the  recoverability  of the long-lived  assets of the HHEM business for  impairment  when it was  determined that the assets should be  classified  as held for sale in accordance  with SFAS
No.144,  and as a result  of such  review in the  fourth  quarter  of 2006,  the
Company  recorded an asset  impairment  charge of $3.4  million  relating to the long-lived  assets of HHEM. The amount of the impairment loss was based upon the actual  selling price of the  long-lived  assets in March 2007. In the Company's balance  sheet as of December 31, 2006,  the  long-lived  assets of $3.1 million have been  classified  as  current  assets  held for  sale.  HHEM is part of the
Company's Precious Metals segment. See Note 2 for discussion about a sale of the
HHEM assets in March 2007.

WIRE AND CABLE BUSINESS

      In 2004 the Company  evaluated the current operating plans and current and forecasted operating results of its wire and cable business.  In accordance with
SFAS No. 144, the Company determined that there were indicators of impairment as of June 30, 2004 based on continued operating losses, deteriorating margins, and rising raw material costs. An estimate of future cash flows indicated that as of
June 30, 2004 cash flows would be  insufficient to support the carrying value of the long-lived  assets of the business.  Accordingly,  these assets were written down to their  estimated  fair value by  recording a non-cash  asset  impairment charge of $3.9  million in the second  quarter of 2004.  In November  2004,  the
Company announced that it had signed a non-binding  letter of intent to sell its wire business and that it was  negotiating the sale of its steel cable business.
The decision to sell was based on the  continued  cash flow drain on the Company
caused  by  these  businesses  from  further   increases  in  operating  losses,
deteriorating margins and rising raw material costs. Based on the proposed terms of these transactions the Company recorded an additional asset impairment charge of $4.3  million.  At that time the  Company  stated  that if it were  unable to complete  these  sales it would  consider  the closure of these  operations.  On
January 13, 2005, the Company  determined that a sale of these  operations could not be completed on terms satisfactory to the Company.  Accordingly, the Company decided to permanently close the wire and cable businesses.

      In the fourth quarter of 2004, H&H communicated to its 146 union employees the plan to either sell or close the wire and cable business.  Accordingly,  H&H recorded a  restructuring  charge of $1.2 million for  termination  benefits and related costs. These termination benefits were paid in 2005. Additionally,  $0.4 million was recorded as a restructuring charge for clean up costs related to the
Cockeysville,  Maryland  facility.  The Company  operated these  facilities on a limited  basis  in the  first  quarter  of 2005 in  order  to  fulfill  customer commitments.  Operating  losses and closure  costs  incurred in 2005 amounted to
$4.2 million  including a $0.7 million gain on the sale of certain  fixed assets and $0.9 million in termination benefits.  Accordingly, the total cost including termination benefits, operating losses (excluding fixed asset gains) and closure costs was approximately  $6.5 million.  These costs were funded from realization of  working  capital  and  proceeds  from  the  sale of  fixed  assets  of these businesses.  In the second  quarter of 2005 we concluded  all  operations of the
wire  and  cable  business.   Accordingly,  these  businesses  are  reported  as
discontinued  operations.  In 2006 the Company sold land, buildings, and certain machinery & equipment  relating to this business for $7.3 million and recognized a pretax gain on these sales of $4.5 million.

      Loss from discontinued operations was as follows:

(in thousands)
                                                         Three Months Ended March 31,
                                                             2006          2005
                                                         -------------  -------------

Net sales                                                      $-         $ 9,931
Gain on sale of fixed assets                                   --             681
Operating loss                                                 --          (1,893)
Interest/other expense                                         --              37
Income taxes                                                   --            --
Loss from discontinued operations, net                         --          (1,930)

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

      The following table presents information about reportable segments for the three month periods ending March 31, 2006 and 2005:

                                                           Three Months Ended
                                                               March 31,
                                                          2006           2005
                                                       ----------     ----------
                                                             (in thousands)
Net sales

   Precious Metal                                       $  36,712     $  29,885
   Tubing                                                  30,402        28,451
   Engineered Materials                                    45,647        37,593
                                                        ---------     ---------
           Net sales                                    $ 112,761     $  95,929
                                                        =========     =========

Segment operating income
   Precious Metal                                       $   2,415     $     562
   Tubing                                                     433           901
   Engineered Materials                                     3,411         2,456
                                                        ---------     ---------
                                                            6,259         3,919
                                                        ---------     ---------

Unallocated corporate expenses                                881         1,650
Pension income                                             (1,048)         (775)
Environmental remediation expense                           2,909          --
Loss on disposal of assets                                     44             4
                                                        ---------     ---------

    Income from operations                                  3,473         3,040

Interest expense                                            4,584         5,459
Chapter 11 and related reorganization expenses               --           1,501
Realized and unrealized loss on derivatives                 5,466           324
Other income                                                  (49)          (53)
                                                        ---------     ---------

Loss from continuing operations before tax              $  (6,528)    $  (4,191)
                                                        =========     =========

NOTE  12 - COMMITMENTS AND CONTINGENCIES[GRAPHIC OMITTED]

LEGAL MATTERS:

SUMCO INC. V. UNDERWRITERS AT LLOYD'S,  LONDON,  LEXINGTON  INSURANCE COMPANY,
HARTFORD FIRE INSURANCE COMPANY, AND WURTTEMBERGISCHE VERSICHERUNG AG

      On July 7, 2004, Sumco Inc. ("Sumco"),  a wholly-owned  subsidiary of H&H, filed suit in the  Marion  County  Superior  Court of  Indiana  against  certain underwriters  affiliated  with Lloyd's,  London,  Lexington  Insurance  Company,
Hartford Fire  Insurance  Company,  and  Wurttembergische  Versicherung  AG (the
defendants).  Sumco seeks to recover  monies from these  insurance  carriers for losses  incurred  as a result of a January  20,  2002 fire at its metal  plating facility  in  Indianapolis,  Indiana.  At the time of the fire,  Sumco's  parent corporation,  WHX, had in place  layered fire  insurance  policies with combined limits of $25 million and a deductible  of $100,000.  The  defendants  represent carriers  who  provided  $15  million  in  insurance  coverage  in excess of two underlying  policies of $5 million  each.  Defendants  have  previously  paid $5 million in claims.  Sumco  contends  that its losses are in excess of the policy limits,  defendants  have acted in bad  faith,  and that it is  entitled  to the payment of the remaining  approximate $10 million in insurance coverage provided by the  defendants.  In December 2006, the Court ruled on the Motion for Summary
Judgment.  It denied the insurers'  motion for summary judgment on the bad faith claims and limited  the  compensatory  damages  that Sumco  could  recover.  The defendants  have denied the  allegations  of the complaint and asserted  certain defenses.  The parties settled their claims in May 2007 for an aggregate payment to WHX of $5,689,276 from the defendants, and an assignment of their interest to
WHX in up to another $1.7 million in proceeds  resulting  from the settlement of subrogation  claims  against  various third  parties (the recovery of which,  in whole  or  part,  is not  assured).  Steel  Partners  has a first  lien on these proceeds and the Pension Benefit Guaranty Corporation has a second lien.

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
This award amounts to approximately  $4.0 million through the completion date of
April 6, 2007.  H&H  applied to the  Superior  Court of  Connecticut,  Fairfield
County,  to have the arbitration award vacated and a decision was issued on June
26, 2006,  denying H&H's  application.  H&H is appealing this decision.  H&H has been working  cooperatively  with the  Connecticut  Department of  Environmental
Protection  ("CTDEP")  with  respect to its  obligations  under a consent  order entered into in 1989 that applies to both the eastern and western parcels of the property. H&H has been conducting an investigation of the western parcel, and is continuing the process of evaluating  various options for its  remediation.  The sale of the  eastern  parcel that is the  subject of this  litigation  triggered statutory  obligations  under  Connecticut  law  to  investigate  and  remediate
pollution  at  or  emanating  from  the  eastern   parcel.   H&H  completed  the
investigation  and  has  been  actively  conducting   remediation  of  all  soil
conditions  on the  eastern  parcel  for more  than  three  years.  Although  no groundwater  remediation  is  required,  there  will be  monitoring  of same for several years. Remediation of all soil conditions on site was completed on April
6, 2007. The total  remediation  is expected to exceed $28.0  million,  of which approximately  $23.9 million had been expended  through  December 31, 2006.  H&H received  reimbursement  of $2.0 million of these costs from its carrier under a
cost-cap  insurance  policy  and  is  pursuing  its  potential   entitlement  to
additional coverage.

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

      In April 2006,  Claimants  served a request for  benefits,  severance  and other  amounts,  similar  to those  described  above,  on H&H and  various  plan administrators and fiduciaries  thereof.  The request was reviewed in accordance with the  procedures  of the plans at issue and by letter  dated  September  27,
2006;  Claimants were notified that their request was largely denied. They filed an appeal on December  11, 2006 with the Plan  Administrator,  which  appeal was denied on  February 9, 2007.  While no action is pending in any court,  H&H does not  believe  that it is liable to  Claimants  under the  claims  that have been asserted to date, and it intends to defend itself vigorously  against any claims that may be asserted by  Claimants.  There can be no assurance  that H&H will be successful in defending  against any such claims,  or that H&H will not have any liability  on  account  of  claims  that  may be  asserted  by  Claimants.  Such
liability,   if  any,  cannot  be  reasonably   estimated  at  this  time,  and.
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

ENVIRONMENTAL ACTIONS

      In  connection  with the sale of its  Fairfield,  Connecticut  facility in
2003, the Company was responsible for demolition and  environmental  remediation of the  site,  the  estimated  cost of which  was  included  in the loss on sale
recorded  in  2003.  H&H  determined   that  an  increase  in  the  reserve  for
environmental  remediation was needed in the amount of $28.3 million,  which was recorded in the fourth quarter of 2004. This change in reserve was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  These additional  costs are included in environmental  remediation expense.  An  additional  $3.8  million was  recorded  in  selling,  general and administrative  expenses as a penalty  related to  Fairfield  East.  The Company retains title to a parcel of land  adjacent to the property  sold in 2003.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheet at March 31, 2006 and December 31, 2005.

      H&H entered into an administrative  consent order (the "ACO") in 1986 with the New Jersey Department of Environmental  Protection  ("NJDEP") with regard to certain  property  that it  purchased  in 1984 in New Jersey.  The ACO  involves remediation  to be performed with regard to soil and  groundwater  contamination allegedly  from TCE.  H&H settled a case  brought by the local  municipality  in regard to this  site in 1998 and also  settled  with  certain  of its  insurance carriers. H&H is actively remediating the property and continuing to investigate the most  effective  methods for achieving  compliance  with the ACO. A remedial investigation  report  was  filed  with  the  NJDEP  in May of  2006.  Once  the investigation has been completed, it will be followed by a feasibility study and a remedial  action work plan that will be  submitted to NJDEP.  H&H  anticipates entering into discussions in the near future with NJDEP to address that agency's natural  resource damage claims,  the ultimate scope and cost of which cannot be estimated at this time. The ongoing cost of  remediation is presently  estimated at approximately  $450,000 per year, plus anticipated  additional costs in early
2007 of  approximately  $700,000.  Pursuant to a settlement  agreement  with the former operator of this facility,  the responsibility for site investigation and remediation  costs have been  allocated,  75% to the former  operator and 25% to
H&H. To date, total  investigation and remediation costs of $237,000 and $79,000 have been settled by the former  operator and H&H,  respectively,  in accordance with this agreement.  Additionally,  H&H is currently being  reimbursed  through insurance  coverage  for a portion  of those  costs for  which  the  company  is responsible.  There is additional excess insurance coverage which H&H intends to pursue as necessary.

      H&H has been identified as a potentially  responsible  party ("PRP") under
the  Comprehensive  Environmental  Response,   Compensation  and  Liability  Act
("CERCLA") or similar state statutes at several sites and is a party to ACO's in connection  with  certain  properties.  H&H may be subject to joint and  several liabilities  imposed by CERCLA on potentially  responsible  parties.  Due to the technical and regulatory  complexity of remedial activities and the difficulties attendant in  identifying  potentially  responsible  parties and  allocating  or determining  liability  among them,  H&H is unable to  reasonably  estimate  the ultimate cost of compliance with such laws.

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
H&H then  voluntarily  joined a group of ten (10)  other PRPs  (which  group has since increased to thirteen (13)) to work cooperatively regarding remediation of this site.  Investigative  work is ongoing to determine  whether there are other parties  that sent  hazardous  substances  to the Shpack  site but that have not received  notice  letters nor been named as PRPs to date.  No  allocation  as to percentages of responsibility for any of the PRPs has been assigned or accepted;
proposed  allocations are expected to be determined during the second quarter of
2007 (although that could be extended),  at which point H&H could still withdraw from the group.  The PRP group submitted its good faith offer to the EPA in late
October 2006. It is not anticipated that the EPA will accept or reject the PRP's offer  until some time in 2007.  If  accepted,  it is not  anticipated  that PRP remedial  activities at the site will begin before 2008.  The  remediation  of a significant amount of the contamination at the site is the responsibility of the
U.S.  Army  Corps of  Engineers.  That  portion of the work has begun but is not expected to be completed  before 2008, at which time the remaining  work will be more clearly defined.  The Company has recorded a reserve of $1.5 million in the first quarter of 2006 in connection with this matter.

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

      In addition to the  foregoing  cases,  there are a number of other product liability,  exposure,  accident,  casualty and other  claims  against H&H or its subsidiaries in connection  with a variety of products sold by its  subsidiaries over  several  years,  as well as  litigation  related  to  employment  matters, contract matters,  sales and purchase transactions and general liability claims, many of which arise in the ordinary  course of  business.  It is not possible to reasonably  estimate H&H's  exposure or share,  if any, of the liability at this time.

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

PENSION PLAN CONTINGENCY ARISING FROM THE WPC GROUP BANKRUPTCY

      Wheeling-Pittsburgh  Corporation  ("WPC")  and  six  of  its  subsidiaries
(collectively  referred to as the "WPC  Group"),  including  Wheeling-Pittsburgh
Steel Corporation ("WPSC"), a vertically integrated  manufacturer of value-added and flat  rolled  steel  products,  was a wholly  owned  subsidiary  of WHX.  On
November 16, 2000, the WPC Group filed a petition seeking  reorganization  under
Chapter 11 of Title 11 of the United States  Bankruptcy  Code. A Chapter 11 Plan
of Reorganization for the WPC Group (the "WPC POR") was consummated on August 1,
2003,  pursuant  to which,  among  other  things,  the WPC Group  ceased to be a subsidiary of WHX effective  August 1, 2003, and from that date forward has been an independent company.

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

PART I

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW

      WHX  is a  holding  company  that  invests  in  and  manages  a  group  of businesses.  WHX's primary  business  currently is Handy & Harman, a diversified manufacturing  company whose strategic business units encompass three reportable segments: precious metals, tubing, and engineered materials.

VOLUNTARY PETITION UNDER CHAPTER 11 OF U.S. BANKRUPTCY CODE

      On March 7, 2005,  WHX filed a  voluntary  petition  to  reorganize  under
Chapter 11 of the United States  Bankruptcy  Code.  WHX continued to operate its businesses and own and manage its properties as a debtor-in-possession under the jurisdiction  of the  bankruptcy  court until it emerged from  protection  under
Chapter 11 of the Bankruptcy Code on July 29, 2005. WHX's Bankruptcy  Filing was
primarily intended to reduce WHX's debt, simplify its capital structure,  reduce its overall cost of capital and provide it with better access to capital markets

RESULTS OF OPERATIONS

COMPARISON OF THE FIRST QUARTER OF 2006 WITH THE FIRST QUARTER OF 2005

      Net sales for the first  quarter of 2006  increased by $16.8  million,  or
17.5%, to $112.8  million,  as compared to $95.9 million in the first quarter of
2005.  Sales  increased  by $6.8  million at the Precious  Metal  Segment,  $2.0 million at the Tubing  Segment  and $8.0  million  at the  Engineered  Materials
Segment. The higher sales occurred principally because of an increase in volume, which rose across all segments,  but  particularly  in the Engineered  Materials segment.  The  remainder  of the  increase in sales was due to price  increases, which occurred principally in the Precious Metals segment.

      Gross profit  percentage  was 19.0% in both the first  quarter of 2006 and the first  quarter of 2005.  While each segment had slightly  lower gross profit percentage,  there was a shift in overall  sales mix  whereby  sales in segments with higher gross  profit  percentages  accounted  for more of the total in 2006 than in 2005.

      Selling,  general and  administrative  expenses  decreased $0.2 million to
$15.0 million in the first quarter of 2006 from $15.2 million in the  comparable
2005 period.  The Company's cost of its retirement  plans was $0.3 million lower in the first  quarter of 2006  compared to the first  quarter of 2005.  This was offset  principally  by higher selling costs due to new  distribution  and sales force initiatives at certain of H&H's subsidiaries.

      Environmental  remediation expense of $2.9 million in the first quarter of
2006 includes $1.5 million  related to the Company's  estimated  exposure at the
Shpack  landfill  site,  and $0.8  million  in  connection  with  the  Company's
Norristown  Pennsylvania  facility.  H&H  received  a  notice  letter  from  the
Environmental  Protection Agency ("EPA") in August 2006 formally naming H&H as a potentially  responsible party ("PRP") at the Shpack landfill  superfund site in
North Attleboro,  Massachusetts. H&H then voluntarily joined a group of ten (10)
other  PRPs  (which  group  has  since  increased  to  thirteen  (13))  to  work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine  whether there are other parties that sent hazardous  substances to the Shpack site but that have not received notice letters nor been named as PRPs to date. No allocation as to percentages of  responsibility  for any of the PRPs has  been  assigned  or  accepted;  proposed  allocations  are  expected  to  be determined  during the second quarter of 2007 (although that could be extended), at which  point  H&H  could  still  withdraw  from the group.  The PRP group submitted  its good  faith  offer  to the EPA in late  October  2006.  It is not anticipated  that the EPA will  accept or reject the PRPs' offer until some time in 2007. If accepted,  it is not anticipated that PRP remedial activities at the site will begin before 2008.  The  remediation  of a  significant  amount of the contamination  at the  site is the  responsibility  of the  U.S.  Army  Corps of
Engineers.  That  portion  of the  work  has  begun  but is not  expected  to be completed  before 2008,  at which time the  remaining  work will be more clearly defined. At the Company's Norristown facility,  the Company recently completed a
study  which  indicated  that  environmental   remediation  activities  with  an
estimated cost of $0.8 million are required, which the Company accrued as of the first quarter of 2006. There were no environmental  remediation expenses charged in the first quarter of 2005.

      Operating  income for the first quarter of 2006 was $3.4 million  compared to $3.0 million for the first  quarter of 2005,  and at the segment  level,  was
$6.3 million  compared to $3.9 million in 2005. The increase in operating income was  principally  driven by the higher sales in the 2006 quarter,  offset by the environmental remediation expense.

      Interest  expense for the first quarter of 2006  decreased $0.9 million to
$4.6 million from $5.5 million in the first  quarter of 2005.  This decrease was primarily because the Company's 10 1/2% Senior Notes,  which accrued interest of approximately  $1.8 million in the first  quarter of 2005,  were  cancelled  and annulled  as part of the  Company's  Chapter  11  Plan of  Reorganization.  This
decrease was partially  offset by interest on  additional  debt that the Company entered into during the first quarter of 2006, as well as higher  interest rates in the first quarter of 2006. See Cash Flow  discussion  that follows  regarding the Company's new borrowings.

      In the first quarter of 2005,  the Company  recorded $1.5 million of costs related  to  Chapter  11 filing and  reorganization  expenses,  which  represent expenses incurred by WHX because of its  reorganization  under Chapter 11 of the
U.S. Bankruptcy Code. Such expenses principally consist of professional fees for services provided by debtor and creditor professionals directly related to WHX's reorganization proceedings.

      Realized and  unrealized  losses on  derivatives  were $5.5 million in the first quarter of 2006,  compared to $0.3 million the first quarter of 2005.  The derivative  instruments  utilized  by the  Company are  precious  metal  forward contracts. The increase in the loss resulted principally from a greater increase in precious  metal prices during the first quarter of 2006 compared to the first quarter of 2005. .

      In 2006 and  2005,  a tax  provision  of $0.5  million  and $0.4  million, respectively, was recorded for state and foreign taxes. The Company has recorded a valuation  allowance related to the tax benefits associated with its operating losses in each quarter due to the uncertainty of realizing these benefits in the future.

      The Loss from Discontinued Operations in the first quarter of 2005 relates to the Company's  wire and cable  business,  which had been part of the Wire and
Tubing segment.  In 2004 the Company  evaluated the current  operating plans and current and  forecasted  operating  results of its wire and cable  business.  In accordance  with  SFAS No.  144,  "Accounting  for  Impairment  or  Disposal  of
Long-Lived  Assets",  the  Company  determined  that  there were  indicators  of impairment based upon continued  operating losses,  deteriorating  margins,  and rising raw material  costs. An estimate of future cash flows indicated that cash flows would be  insufficient  to support  the  carrying  value of the  long-term assets of the  business.  Accordingly,  these  assets were written down to their estimated fair value by recording  non-cash asset  impairment  charges  totaling
$8.2 million in 2004.  The decision to close these  operations  resulted in 2004 restructuring  charges of $1.2  million  for  termination  benefits  and related costs, and $0.4 million for clean up costs related to one of its facilities.  On
January 13, 2005, the Company  decided to  permanently  close the wire and cable businesses.  The Company  operated  these  facilities  on a limited basis in the first quarter of 2005 in order to fulfill  customer  commitments.  In the second quarter of 2005, all  operations of the wire and cable business were  concluded.
Accordingly,  these businesses are reported as discontinued operations. The loss of $1.9 million in the first quarter of 2005 reflects an operating  loss of $2.6 million offset by a $0.7 million gain on the sale of fixed assets.

      The comments that follow compare  revenues and operating income by segment for the first quarter 2006 and 2005:

PRECIOUS METAL

      Sales for the Precious  Metal segment  increased  $6.8 million,  or 22.8%, from  $29.9  million  in 2005 to $36.7  million in 2006.  Precious  metal  price increases  accounted  for  approximately  half of the  increased  sales  for the segment in the quarter. In addition,  the segment had market share increases due to  new  distribution  and  sales  force  initiatives  and  higher  volume  with automotive customers.

      Operating income for the Precious Metal segment  increased $1.9 million to
$2.4 million in 2006 from $0.6  million in 2005.  This  increase  was  primarily associated  with the increased  sales and the $0.7 million  favorable  effect on segment gross profit from the liquidation of precious metal  inventories  valued at LIFO cost in the first quarter of 2006.

TUBING

      In the first quarter of 2006, sales for the Tubing Segment  increased $2.0 million,  or  6.9%,  from  $28.4  million  in 2005 to  $30.4  million  in  2006, principally due to market share increase.

      Operating  income  decreased  by $0.5 million to $0.4 million in 2006 from
$0.9 million in 2005. The decrease in operating  income is a result of increased raw material costs at the stainless  steel tubing facility and start up costs of the Mexican tubing facility.

ENGINEERED MATERIALS

      Sales for the  Engineered  Materials  Segment  increased $8.0 million from
$37.6  million in 2005 to $45.6  million in 2006 due to increased  volume in all
product  lines.   Partially   offsetting  these  increases  were  selling  price
reductions at the segment's electrogalvanized steel unit.

      Operating  income  increased  by $1.0 million from $2.4 million in 2005 to
$3.4  million in 2006  primarily  driven by the higher  sales  volume.  However, higher raw material  costs,  and an increase in selling and marketing  personnel offset part of this increase.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  declined  from $1.7 million in the first quarter  of 2005 to $0.9  million  in the  first  quarter  of 2006.  There  were reductions in the costs for executive salaries, insurance, and Board of Director fees and  expenses.  The  Company's  pension  credit rose by $0.3 million in the first quarter of 2006 compared to the same period in 2005.

DISCUSSION OF CONSOLIDATED STATEMENT OF CASH FLOWS

      As of March 31, 2006, the Company's  current assets totaled $150.3 million and its current liabilities totaled $167.2 million; a working capital deficit of
$16.9 million.  The Company's  working  capital deficit at December 31, 2005 was
$121.5  million.  As of December 31,  2005,  all debt other than $4.9 million of foreign debt was  classified as current due to  noncompliance  with certain debt covenants.  As of March 31,  2006,  such debt has been  classified  as long-term since the  Company  is no longer in default on the debt as a result of the March
29,  2007  Amendment  and  Waiver  to the  Loan  and  Security  Agreements  (see
discussion under liquidity).

      Net cash used by operating activities for the three months ended March 31,
2006 totaled $13.8 million.  Income from operations adjusted for non-cash income and expense items provided $1.6 million of cash.  Working capital  accounts used
$14.5  million of cash,  as follows:  Accounts  receivable  used $10.5  million, inventories  used $4.5  million,  and net other current  assets and  liabilities provided $0.5 million.  Other  non-working  capital items included in operations used $0.6  million.  Cash used by operating  activities  in the first quarter of
2005 totaled $8.9 million,  and  principally was caused by the operating loss of the period, as well as seasonal working capital needs for inventory and accounts receivable,  but was favorably  impacted by $7.0 million from the liquidation of the net  current  assets  of the  discontinued  operation,  the wire  and  cable business.

      The  Company  used  $4.5  million  of cash  flow in the 2006  quarter  for inventories,  compared to $6.2  million  used in the  comparable  first  quarter period of 2005. Inventories totaled $65.5 million at March 31, 2006, an increase of $4.6  million,  or 7.5%,  as compared to December  31, 2005.  The  percentage increase  in  inventory  is less than the  percentage  increase in sales for the first quarter, and the anticipated percentage increase for the second quarter of
2006.

      The use of funds due to accounts  receivable  in both the first quarter of
2006 and 2005 ($10.5  million and $6.7 million,  respectively)  was caused by an increase in accounts receivable which resulted from higher sales levels for that respective  quarter  compared to the preceding  quarter.  Net sales in the first quarter of 2006 were $112.7 million,  as compared to $99.2 million in the fourth quarter of 2005, an increase of $13.5 million. Net sales in the first quarter of
2005 were $95.9  million,  as compared to $84.2 million in the fourth quarter of
2004; an increase of $11.7 million.

      Net other  current  assets and  liabilities  provided $0.5 million of cash flow in the first  quarter of 2006 and used $0.7 million in the first quarter of
2005,  principally  for  the  net  payment  of  $1.5  million  of  environmental remediation costs and $0.5 million of Chapter  11-related  expenses in the first quarter of 2005.

      Other non-working capital items included in operating activities used $0.6 million in the first  quarter of 2006,  as compared to $0.2 million in the first quarter of 2005.

      Investing  activities  used $5.1  million  in the first  quarter  of 2006, compared to $3.7 million in the same period of 2005.  The increase was driven by
$4.4 million of net cash paid out for  precious  metal  derivative  contracts in
2006,  compared  to only $15  thousand  in 2005.  This was  partially  offset by reduced capital spending in 2006. In the first quarter of 2006, $2.2 million was spent on capital improvements,  as compared to $5.6 million in the first quarter of 2005,. The higher capital spending in 2005 was principally related to a plant expansion at H&H's fastener facility in Agawam, MA.

      Financing  activities  provided  $24.6  million  of net cash in the  first quarter of 2006,  principally  from new borrowings,  which totaled $26.0 million during the quarter. The increase in debt between December 31, 2005 and March 31,
2006  consists of the  following:  On December  29,  2005,  H&H entered  into an amendment to its Term B Loan with Steel.  This  amendment  provided  for,  among other things, an increase of the Term B Loan in January 2006 by $10 million.  On
January 24, 2006, H&H's wholly-owned  subsidiary,  OMG, Inc. entered into a loan agreement with Sovereign Bank for $8.0 million,  collateralized by a mortgage on
OMG, Inc.'s real property.  On March 31, 2006, H&H and Steel  Partners,  II L.P.
agreed to an increase  in the Term B Loan in the amount of $9.0  million and the prepayment  in the same amount of a portion of H&H's  subordinated  intercompany promissory note issued to WHX. Financing activities provided $6.3 million in the first  quarter of 2005,  principally  from  additional  net  drawdowns  on H&H's revolving credit facility.

RECENT DEVELOPMENTS AND LIQUIDITY

Since the filing of its Annual  Report on Form 10-K for the year ended  December
31, 2005, the following significant events have occurred:

PENSION PLAN

      On December 20, 2006, the Internal  Revenue  Service granted a conditional waiver  (the "IRS  Waiver")  of the  minimum  funding  requirements  for the WHX
Pension  Plan for the 2005 plan year in  accordance  with section 412 (d) of the
Internal  Revenue  Code and section 303 of the  Employee  Retirement  Income and
Security Act of 1974, as amended ("ERISA"),  and on December 28, 2006, WHX, H&H, and the  Pension  Benefit  Guaranty  Corporation  (the  "PBGC")  entered  into a settlement  agreement (the "PBGC  Settlement  Agreement") in connection with the
IRS  Waiver  and  certain  other  matters.  The IRS Waiver is subject to certain conditions,  including a requirement  that the Company meet the minimum  funding requirements  for the WHX Pension  Plan for the plan years  ending  December 31,
2006 through 2010, without applying for a waiver of such requirements.  The PBGC
Settlement  Agreement  and related  agreements  include the  following:  (i) the amortization of the waived amount of $15.5 million (the "Waiver  Amount") over a period of five years, (ii) the PBGC's consent to increase borrowings under H&H's senior  credit  facility to $125  million in  connection  with the closing of an acquisition  described below, (iii) the resolution of any potential issues under
Section  4062(e) of ERISA,  in  connection  with the  cessation of operations at certain  facilities  owned  by WHX,  H&H or  their  subsidiaries,  and  (iv) the granting  to the  PBGC  of  subordinate  liens  on the  assets  of H&H  and  its subsidiaries,  and specified assets of WHX, to collateralize WHX's obligation to pay the Waiver  Amount to the WHX Pension Plan and to make  certain  payments to the WHX Pension  Plan in the event of its  termination.  As a result of the PBGC
Settlement  Agreement and the IRS Waiver, based on estimates from WHX's actuary, the Company expects its minimum  funding  requirement for the specific plan year and the  amortization of the 2005  requirement to be $13.1 million (paid in full in 2006),  $10.8  million,  $11.0 million,  $8.9 million,  $7.0 million and $2.3 million (which amounts reflect the recent passage of the Pension  Protection Act of 2006) in 2006, 2007, 2008, 2009, 2010 and 2011, respectively.

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

      On March 29,  2007,  H&H and  certain of H&H's  subsidiaries  amended  the respective Loan and Security  Agreements with Wachovia and Steel to, among other things,  (i) amend the  definition  of  EBITDA,  (ii) reset the levels and amend certain of the financial  covenants,  (iii) extend the  termination  date of the credit  facilities  from  March  31,  2007 to June 30,  2008,  (iv)  permit  the extension  by H&H to WHX of an  unsecured  loan  for  required  payments  to the pension plan, under certain  conditions,  and (v) permit the extension by H&H to
WHX of an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million under certain  conditions.  The amendments also provided for the pledge of 65% of all  outstanding  securities of Indiana Tube Danmark A/S, a
Danish   corporation   and  a   wholly-owned   subsidiary   of  Handy  &  Harman
International,   Ltd.,  and  Protechno,   S.A.,  a  French   corporation  and  a
wholly-owned  subsidiary of Indiana Tube Danmark A/S.  Finally,  the  amendments also provided for waivers of certain events of default  existing as of March 29,
2007.

ACQUISITIONS

      Pursuant to an Asset Purchase  Agreement (the "Asset Purchase  Agreement")
dated as of December 28, 2006, a subsidiary of H&H acquired a mechanical roofing fastener business. The purchase price was approximately $26 million, including a working capital  adjustment.  The assets acquired included,  among other things, machinery, equipment, inventories of raw materials, work-in-process and finished products,  certain  contracts,  accounts  receivable and  intellectual  property rights,  all as related to the  acquired  business  and as provided in the Asset
Purchase Agreement.  This acquired business develops and manufactures  fastening systems for the  commercial  roofing  industry.  WHX believes  this  acquisition solidifies  its position as a leading  manufacturer  and supplier of  mechanical fasteners,  accessories  and  components,  and  building  products for the North
American commercial and residential  construction industry. Funds for payment of the purchase  price by H&H were  obtained  pursuant to the  aforementioned  term loan.

      On April 12, 2007, Steel Partners II, L.P.  ("Steel"),  a Delaware limited partnership,  and  WHX  entered  into a Stock  Purchase  Agreement  whereby  WHX acquired  Steel's entire interest in BZ Acquisition  Corp.  ("BZA"),  a Delaware corporation  and  wholly  owned  subsidiary  of Steel (the "BZA  Transfer")  for
$10.00.  In addition,  WHX agreed to reimburse all reasonable  fees and expenses incurred by Steel in  connection  with the Offer and the Merger (each as defined below). BZA is the acquisition subsidiary in a tender offer to acquire up to all of  the  outstanding  stock  of  Bairnco  Corporation,  a  Delaware  corporation
("Bairnco") for $13.50 per share in cash. Steel  beneficially owns approximately
50.3% of WHX's outstanding common stock.

      Steel, BZA, and Bairnco entered into an Agreement and Plan of Merger dated as of February 23, 2007 (the "Merger Agreement"),  pursuant to which BZA amended its tender offer to acquire all of the outstanding common shares of Bairnco at a price of $13.50  per share in cash  (the  "Offer").  In  addition,  all  Bairnco shareholders  of record on March 5, 2007 continued to be entitled to receive the declared first quarter  dividend of $0.10 per share,  for total cash proceeds of
$13.60 per share.  On April 13, 2007,  upon the expiration of the Offer pursuant to the Merger  Agreement,  BZA acquired  approximately  88.9% of the outstanding common stock of Bairnco.

      Pursuant to the Merger  Agreement,  on April 24, 2007, BZA was merged with and into Bairnco with  Bairnco  continuing  as the  surviving  corporation  as a wholly owned  subsidiary of WHX (the  "Merger").  At the  effective  time of the
Merger,  each Bairnco common share then outstanding  (other than shares owned by
BZA or its direct parent  entity,  shares owned by Bairnco as treasury stock and shares held by stockholders  who properly  exercise their appraisal  rights) was automatically  converted  into the  right to  receive  $13.50  per share in cash without interest and subject to applicable withholding taxes.  Immediately prior to the  Merger,  BZA held  approximately  90.1%  of the  outstanding  shares  of
Bairnco.  The  proceeds  required  to fund  the  closing  of the  Offer  and the resulting Merger and to pay related fees and expenses were approximately  $101.5 million.

      In  connection  with the  closing  of the  Offer,  initial  financing  was provided by Steel through two facilities.  Steel extended to BZA bridge loans in principal amount of approximately $75.1 million, $1.4 million, and $10.0 million
(and  may  extend  additional  loans of  approximately  $3.6  million,  up to an aggregate  total amount of borrowings of $90.0  million)  pursuant to a Loan and
Security  Agreement (the "Bridge Loan Agreement"),  between BZA and Bairnco,  as borrowers,  and Steel,  as lender.  In addition,  Steel  extended to WHX a $15.0 million  subordinated  loan, which is unsecured at the WHX level,  pursuant to a
Subordinated Loan and Security Agreement (the "Subordinated Loan Agreement" and,
together with the Bridge Loan Agreement, the "Loan Agreements"), between WHX, as borrower,  and Steel, as lender.  WHX contributed the $15.0 million  proceeds of the subordinated loan to BZA as a capital contribution.

      The Bridge  Loan  Agreement  provides  for bridge  term loans of up to $90 million  from  Steel to BZA,  which  were  assumed by Bairnco as a result of the
Merger.  Borrowings  under the Bridge Loan Agreement bear (i) cash interest at a rate per annum  equal to the prime  rate of JP Morgan  Chase plus 1.75% and (ii)
pay-in-kind interest at a rate per annum equal to 4.5% for the first 90 days the initial  loan is  outstanding  and 5%  (instead  of 4.5%) for the balance of the term, each as adjusted from time to time. The minimum aggregate interest rate on borrowings  under the Bridge Loan  Agreement is 14.5% per annum for the first 90 days the initial loan is  outstanding,  and 15% (instead of 14.5%) per annum for the balance of the term, and the maximum  aggregate  interest rate on borrowings under the Bridge Loan Agreement is 18% per annum. The cash interest rate and the pay-in-kind  interest  rate may be adjusted  from time to time,  by agreement of
Steel and  Bairnco,  so long as the  aggregate  interest  rate remains the same.
Interest  is  payable  monthly in  arrears.  Obligations  under the Bridge  Loan
Agreement are guaranteed by certain of Bairnco's  subsidiaries  and secured by a junior lien on the assets of Bairnco and certain of its subsidiaries and capital stock of certain of Bairnco's  subsidiaries.  Obligations  under the Bridge Loan
Agreement  are  also  guaranteed  by the  Company  on an  unsecured  basis.  The scheduled  maturity date of the indebtedness  under the Bridge Loan Agreement is the earlier to occur of (i) June 30, 2008 and (ii) such time as Bairnco  obtains any replacement  financing.  Indebtedness under the Bridge Loan Agreement may be prepaid without penalty or premium.

      The Subordinated  Loan Agreement  provides for a subordinated term loan of
$15 million from Steel to WHX,  which is unsecured at the WHX level.  Borrowings under the Subordinated  Loan Agreement bear  pay-in-kind  interest at a rate per annum equal to the prime rate of JP Morgan Chase plus 7.75%,  adjusted from time to time,  with a minimum  interest rate of 16% per annum and a maximum  interest rate of 19% per annum. Interest is payable monthly in arrears. Obligations under the  Subordinated  Loan  Agreement are  guaranteed by Bairnco and certain of its subsidiaries  and  secured by a junior lien on the assets of Bairnco and certain of its subsidiaries and capital stock of certain of Bairnco's subsidiaries.  The indebtedness  under the  Subordinated  Loan  Agreement will mature on the second anniversary of the issuance of the subordinated  loan and may be prepaid without penalty or premium.

      The  Loan  Agreements  contain  customary   representations,   warranties,
covenants,  events of default and indemnification  provisions.  The indebtedness
under  the  Bridge  Loan  Agreement  and  the  related  security   interests  is
subordinated to the indebtedness and related  security  interests  granted under
Bairnco's  existing  senior  credit  facility  with Bank of  America,  N.A.  The guarantees of the  indebtedness  under the  Subordinated  Loan Agreement and the related  security  interests is  subordinated to all  indebtedness  and security interests described in the preceding sentence.

      Bairnco  operates two core  businesses - Arlon and Kasco.  Arlon  designs, manufactures,  and sells engineered materials and components for the electronic, industrial  and  commercial  markets.  Kasco is a leading  provider of meat-room products  and  maintenance  services  for  the  meat  and  deli  departments  of supermarkets;  restaurants;  meat,  poultry  and  fish  processing  plants;  and
manufacturers   and  distributors  of  electrical  saws  and  cutting  equipment throughout North America,  Europe, Asia and South America. WHX believes that the acquisition of Bairnco will be beneficial  because of Bairnco's strong positions in niche engineered  materials markets, and that it will improve Bairnco's plant level operations,  profit margins and working capital. The results of operations and  assets of Bairnco  will be  included  in the  financial  statements  of WHX beginning in the second quarter of 2007.

SALE OF ASSETS

      On March 4, 2007, the Company sold certain assets,  including the land and building,  certain machinery and equipment,  and inventory of its Handy & Harman
Electronic Materials Corporation subsidiary,  located in East Providence,  Rhode

Island,  as well as  certain of its assets  and  inventory  located in  Malaysia
(collectively  referred to as "HHEM") for net  proceeds  of  approximately  $3.9 million.  In December 2006, the Company recorded an asset  impairment  charge of
$3.4 million  relating to the long-lived  assets offered for sale, in accordance with SFAS No. 144,  "Accounting  for the  Impairment  or Disposal of  Long-Lived
Assets".  The amount of the  impairment  loss was based upon the actual  selling price of the long-lived  assets in March 2007. In the Company's balance sheet as of December 31, 2006,  the long-lived  assets were  classified as current assets held for sale.  Due to the charge for the long-lived  asset  impairment in 2006, the Company  recognized  no gain or loss upon sale of the  long-lived  assets in
2007. However, upon sale, the Company recognized a loss of $0.9 million relating to the sale of  inventory.  The  Company  has  retained  responsibility  for any environmental conditions requiring remediation at the HHEM site.

LIQUIDITY

      Throughout 2005 and 2006, the Company experienced  liquidity issues, which are  more  fully  described  in  Notes  1a and 2 to the  consolidated  financial statements  included  in the  Annual  Report  on Form  10-K for the  year  ended
December  31,  2005.  The  Company  incurred  consolidated  net  losses of $34.7 million,  $140.4  million and $159.9  million for the years ended  December  31,
2005, 2004 and 2003,  respectively,  and had negative cash flows from operations of $5.0  million and $39.6  million for the years  ended  December  31, 2005 and
2004,  respectively.  As of December  31, 2005,  the Company had an  accumulated deficit of $394.0  million  and a working  capital  deficit  of $121.5  million.
Additionally,  the Company has not been in  compliance  with certain of its bank covenants.  Note 1A to the  consolidated  financial  statements  included in our
Annual  Report on Form 10-K for the year ended  December  31,  2005  describes a number of conditions concerning the Company's liquidity difficulties, and states that these conditions  raise  substantial  doubt about the Company's  ability to continue as a going concern.

      WHX is a  holding  company  and  has as  its  sole  source  of  cash  flow distributions  from  its  operating  subsidiaries,  H&H and  Bairnco,  or  other discrete  transactions.  H&H's bank credit facilities and term loans effectively do not permit it to transfer any cash or other assets to WHX (with the exception of  unsecured  loans to be used to make  required  contributions  to the pension plan, and for other uses of an unsecured loan in the aggregate  principal amount not to exceed $3.5 million under certain conditions),  and are collateralized by substantially  all of H&H's assets.  . Bairnco's  revolving credit facility with
Bank of America,  N.A.  permits  distributions  by Bairnco to WHX under  certain conditions.  WHX has no bank credit facility of its own. WHX's ongoing operating cash flow requirements  consist of funding the minimum  requirements for the WHX
Pension Plan and paying other administrative costs.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there  have  been no  dividends  from H&H to WHX and  WHX's sources of cash flow have consisted of:

            o     The  issuance of $5.1  million in  preferred  stock by a newly created  subsidiary (WHX CS Corp.) in October 2005,  which was
                  invested   in  the   equity  of  a  public   company   (Cosine
                  Communications Inc.); and

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

            o     As permitted by the March 29, 2007 Amendment and Waiver to the
                  Loan and Security  Agreements,  an unsecured loan from H&H for required  payments to the pension plan,  and for other uses of an unsecured  loan in the  aggregate  principal  amount not to exceed $3.5 million under certain conditions.

            o     A $15.0  million  subordinated  loan from Steel  pursuant to a
                  Subordinated  Loan and  Security  Agreement  between  WHX,  as borrower,  and Steel,  as lender.  WHX used the $15.0  million proceeds of the subordinated loan as a capital contribution to acquire Bairnco

      As of December 31, 2006, WHX and its unrestricted subsidiaries had cash of approximately  $0.8  million  and  current  liabilities  of  approximately  $7.5 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable  to a related  party.  H&H's  availability  under its  revolving  credit facility and other  facilities  as of December 31, 2006 was $19.1 million and as of March  31,  2007  was  approximately  $15.5  million..  All such  facilities, including  the term  loans,  were set to expire in March 31, 2007  (although  by amendment signed on March 29, 2007, were extended until June 30, 2008).

      In  connection  with the  closing of the  Bairnco  Offer and the Merger on
April  24,  2007,  Bairnco  became a  wholly-owned  subsidiary  of WHX.  Initial financing was provided by Steel through two facilities,  as discussed  above, in the approximate  aggregate  amount of $101.5 million.  In addition,  the Bairnco
Revolving  Credit  Facility  was amended to permit the closing of the Merger and related  financing  transactions.  The availability  under the Bairnco Revolving
Credit Facility on March 31, 2007 was approximately  $12.0 million.  The Bairnco
Revolving Credit Facility permits  distributions by Bairnco to WHX under certain conditions, as described in Note 21 to the consolidated financial statements..

      In addition to the obligations  under the current credit  facilities,  the
Company also has significant cash flow obligations, including without limitation the  amounts due for the WHX  Pension  Plan (as  amended by the PBGC  Settlement
Agreement  entered into December 28, 2006).  There can be no assurance  that the funds  available  from  operations  and  under  its  credit  facilities  will be sufficient to fund pension  funding  requirements,  debt service costs,  working capital demands and environmental remediation costs. Additionally,  there can be no assurances that the Company will be able to obtain  replacement  financing at commercially  reasonable terms upon the expiration of the H&H and Bairnco credit facilities in June 2008.

      Nevertheless, as discussed further below, the Company believes that recent new and amended  financing  arrangements,  acquisitions,  the IRS Waiver and the
PBGC Settlement Agreement,  the sale of a non-essential  operating unit, as well as recent improvements in its core operations, and the substantial completion of a major  remediation of property relating to certain  environmental  liabilities should  permit the Company to generate  sufficient  working  capital to meet its obligations  as they  mature  over the next  twelve  months.  The ability of the
Company to meet its cash  requirements  over this time period is  dependent,  in part, on the Company's  ability to meet its business plan.  Management  believes that  existing  capital  resources  and  sources  of credit,  including  the H&H facilities  and the  Bairnco  facilities,  are  adequate to meet its current and anticipated cash requirements.  The Company also continues to examine all of its
options  and  strategies,   including  acquisitions,   divestitures,  and  other
corporate transactions, to increase cash flow and stockholder value. However, if the Company's  cash needs are greater than  anticipated  or the Company does not materially  satisfy  its  business  plan,  the  Company  may be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company.

      As more fully  described  earlier in this Recent  Developments  section of
Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations,  the Company has taken the following  actions which it believes will improve liquidity and help provide for adequate  liquidity to fund the Company's capital needs for the next twelve months.

  o   On December 20, 2006,  the IRS granted a  conditional  waiver of the $15.5 million minimum funding  requirement for the WHX Pension Plan for the 2005 plan year and on December  28, 2006,  WHX,  H&H, and the PBGC entered into the PBGC  Settlement  Agreement  in  connection  with the IRS  Waiver  and certain other matters.  As a result of the PBGC  Settlement  Agreement and the IRS Waiver, based on estimates from WHX's actuary, the Company expects its  minimum  funding  requirement  for the  specific  plan  year  and the amortization of the 2005  requirement to be $13.1 million (paid in full in
      2006), $10.8 million,  $11.0 million,  $8.9 million, $7.0 million and $2.3
      million  (which  amounts   reflect  the  recent  passage  of  the  Pension
      Protection  Act of  2006) in  2006,  2007,  2008,  2009,  2010  and  2011,
      respectively.

  o   Availability  under H&H's Loan and Security  Agreements'  revolving credit facility as of December  31, 2006 was $19.1  million,  and as of March 31,
      2007,  was  approximately  $15.5  million.  On March  29,  2007,  all such facilities, including the term loans, were amended to (i) redefine EBITDA,
      (ii) reset the levels and amend certain of the financial covenants,  (iii)
      extend the termination  date of the credit  facilities from March 31, 2007 to June 30, 2008,  (iv) permit the extension by H&H to WHX of an unsecured loan for required payments to the pension plan, under certain  conditions, and (v) permit the extension by H&H to WHX of an unsecured  loan for other uses in the  aggregate  principal  amount not to exceed $3.5 million under certain conditions.

  o   Following  the closing of the Bairnco  Merger,  upon the  satisfaction  of certain conditions,  Bairnco is permitted to make distributions to WHX. As of March  31,  2007,  availability  under  the  Bairnco  Revolving  Credit
      Facility was approximately  $12.0 million,  although there is no assurance that such amount will be available in the future,  or if  available,  that
      Bairnco will satisfy the conditions for distributing this amount to WHX.

  o   The  acquisition by a subsidiary of H&H of a mechanical  roofing  fastener business  for  approximately  $26  million,  including  a working  capital adjustment,  on December  28,  2006,  which we believe  will prove to be a valuable  acquisition  which will  solidify  H&H's  position  as a leading
      manufacturer  and  supplier  of  mechanical  fasteners,   accessories  and
      components,  and building  products for the North American  commercial and residential construction industry.

  o   The  sale in  March  2007  of a  non-core  business  which  had  generated operating losses in the past year.

  o   The substantial  completion of remediation of property relating to certain environmental liabilities.

      In view of the matters described in the preceding  paragraphs,  management believes that the Company has the ability to meet its financing  requirements on a continuing  basis.  However,  if the  Company's  fiscal 2007 planned cash flow projections  are not met,  management  could  consider the  reduction of certain discretionary expenses and sale of certain assets. In the event that these plans are not sufficient and the Company's  credit  facilities are not available,  the
Company's ability to operate could be adversely affected.

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
2005.

ITEM 4.     CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial Officer  concluded that as of March 31, 2006, our disclosure  controls and procedures were not effective in ensuring that all  information  required to be  disclosed  in  reports  that we file or  submit  under the  Exchange  Act is recorded,  processed,  summarized and reported within the time periods specified in the SEC  rules  and  forms  and that  such  information  is  accumulated  and communicated to our management,  including our Chief Executive Officer and Chief
Financial Officer,  in a manner that allows timely decisions  regarding required disclosure.

      As more  fully  described  in  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations and in Note 1b to the Consolidated
Financial  Statements  included  in our 2005  Annual  Report on Form  10-K,  the
Company determined it was necessary to restate its 2003 and prior years' audited consolidated  financial  statements,  and  its  unaudited  interim  consolidated financial statements for all quarters in 2004.

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

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or detected.  As of March 31, 2006, we have  concluded  that the Company did not maintain  effective  disclosure  controls and  procedures  due to the  following material weaknesses:

            (a) We did not  maintain  active  supervision  over  the  accounting functions at our operating subsidiaries.

            (b) We did not  maintain a sufficient  number of  personnel  with an appropriate  level of  knowledge,  experience  and  training  in the application of generally accepted accounting principles commensurate with the Company's global financial  reporting  requirements and the complexity of our operations and transactions.

            (c)  We did  not  maintain  appropriately  designed  and  documented company-wide policies and procedures.

            (d) We did not maintain an effective  anti-fraud program designed to detect and prevent fraud, including (i) an effective  whistle-blower program,  and (ii) an  ongoing  program to manage  identified  fraud risks.

      These material weaknesses contributed to the material weaknesses discussed in items 1 to 6 below and the resulting  restatement of our annual  consolidated financial  statements  for 2003 and prior years,  restatement  of the  unaudited
consolidated   quarterly  financial   statements  for  2004  as  well  as  audit
adjustments to the 2005 and 2004 annual  consolidated  financial  statements and the 2005 unaudited  consolidated  quarterly financial statements.  Additionally, these control deficiencies could result in a material misstatement in any of the
Company's  accounts or disclosures that would result in a material  misstatement of the annual or interim  consolidated  financial  statements  that would not be prevented or  detected.  As of March 31,  2006,  we did not  maintain  effective controls over:

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

PART II  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Please see "Legal  Proceedings"  from the Company's  Annual Report on Form
10-K for the year ended December 31, 2005.

ITEM 1A.    RISK FACTORS

      Please see "Risk  Factors" from the  Company's  Annual Report on Form 10-K for the year ended December 31, 2005.

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
The  principal  amount  outstanding  under the Senior Notes at March 7, 2005 was approximately $92.8 million. Accrued interest to March 7, 2005 was approximately
$3.8 million.  As previously  described,  after  emerging from  bankruptcy,  the
Senior Notes were deemed cancelled and annulled .

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

                                    WHX CORPORATION

                                    /s/ Robert K. Hynes
                                    --------------------------------------------
                                    Robert K. Hynes
                                    Chief Financial Officer
                                    (Principal Accounting Officer)

                                    May 18, 2007

