Form 10-Q
period 2006-06-30
WHX CORP
filed 2007-05-21
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2006

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

PART I. ITEM 1: FINANCIAL STATEMENTS

                                                       WHX CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                               2006             2005             2006             2005
                                                         ---------------- ---------------- ---------------- ----------------
                                                                         (in thousands - except per-share)

Net sales                                                    $ 125,223       $ 105,556       $ 237,984         $ 201,485

Cost of goods sold                                             101,704          85,012         193,056           162,681
                                                             ---------       ---------       ---------         ---------

Gross profit                                                    23,519          20,544          44,928            38,804

Selling, general and administrative expenses                    16,031          15,449          31,013            30,665
Environmental remediation expense                                 --              --             2,909              --
Gain (loss) on disposal of assets                                  (43)              5             (87)             --
Asset impairment charge                                          1,778            --             1,778              --
Restructuring charges                                            1,931            --             1,931              --
                                                             ---------       ---------       ---------         ---------

Income from operations                                           3,736           5,100           7,210             8,139
                                                             ---------       ---------       ---------         ---------

Other:
      Interest expense                                           5,365           3,807           9,948             9,266
      Chapter 11 and related reorganization expenses              --             3,123            --               4,624
      Realized and unrealized gain (loss) on derivatives           936            (130)         (4,530)             (453)
      Other income (loss)                                         (183)             78            (134)              130
                                                             ---------       ---------       ---------         ---------

Loss from continuing operations before taxes                      (876)         (1,882)         (7,402)           (6,074)

Tax provision                                                      696             490           1,234               863
                                                             ---------       ---------       ---------         ---------

Loss from continuing operations,net of tax                      (1,572)         (2,372)         (8,636)           (6,937)

Discontinued operations:
      Loss from discontinued operations, net of tax                167           1,553             167             3,484
                                                             ---------       ---------       ---------         ---------

Net loss                                                        (1,739)         (3,925)         (8,803)          (10,421)

Less: Dividend requirement for preferred stock                    --              --              --               3,561
                                                             ---------       ---------       ---------         ---------

Net loss applicable to common stock                          $  (1,739)      $  (3,925)      $  (8,803)        $ (13,982)
                                                             =========       =========       =========         =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Loss  from continuing operations per share
     net of preferred dividends                              $   (0.16)      $   (0.43)      $   (0.86)        $   (1.92)
Discontinued operations                                          (0.02)          (0.29)          (0.02)            (0.64)
                                                             ---------       ---------       ---------         ---------

Net loss per share applicable to common stock                $   (0.17)      $   (0.72)      $   (0.88)        $   (2.56)
                                                             =========       =========       =========         =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                              2

                                            WHX CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

                                                                         June 30,           December 31,
                                                                           2006                  2005
                                                                    ------------------   ------------------
ASSETS                                                                (Dollars and shares in thousands)
Current assets:
      Cash and cash equivalents                                         $   4,971            $   4,076
      Trade receivables - net                                              69,789               57,243
      Inventories                                                          59,777               60,978
      Current assets of discontinued operations                                43                  181
      Insurance receivable                                                   --                  2,000
      Deferred income taxes                                                   812                  812
      Assets held for sale                                                    885                 --
      Other current assets                                                  4,321                6,641
                                                                        ---------            ---------
                 Total current assets                                     140,598              131,931

Property, plant and equipment, at cost less
   accumulated depreciation and amortization                               87,906               91,150
Goodwill and other intangibles                                             50,035               50,048
Intangible pension asset                                                      586                  586
Long term assets of discontinued operations                                 1,394                2,794
Other non-current assets                                                   19,414               19,704
                                                                        ---------            ---------
                                                                        $ 299,933            $ 296,213
                                                                        =========            =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
      Trade payables                                                    $  54,327            $  49,274
      Accrued environmental liability                                      22,466               27,526
      Accrued liabilities                                                  27,815               31,064
      Current portion of long-term debt                                     3,718               23,127
      Current portion of long-term debt - related party                      --                 70,627
      Short-term debt                                                      51,794               51,080
      Deferred income taxes                                                   123                  123
      Current liabilities of discontinued operations                          144                  581
                                                                        ---------            ---------
                Total current liabilities                                 160,387              253,402

Long-term debt                                                             26,954                4,889
Long-term debt - related party                                             89,627                 --
Accrued pension liability                                                  10,008               16,216
Other employee benefit liabilities                                          8,056                8,761
Deferred income taxes                                                       3,184                3,048
Additional minimum pension liability                                       65,601               65,601
                                                                        ---------            ---------
                Total liabilities                                         363,817              351,917
                                                                        ---------            ---------

Stockholders' (deficit) equity:
     Preferred stock- $.10 par value; authorized 5,000
       shares; issued and outstanding -0- shares                             --                   --
    Common stock -  $.01 par value; authorized 40,000
      shares; issued and outstanding: 10,000 shares                           100                  100
    Warrants                                                                1,287                1,287
    Accumulated other comprehensive loss                                  (56,803)             (57,426)
    Additional paid-in capital                                            394,308              394,308
    Accumulated deficit                                                  (402,776)            (393,973)
                                                                        ---------            ---------
                Total stockholders' deficit                               (63,884)             (55,704)
                                                                        ---------            ---------
                                                                        $ 299,933            $ 296,213
                                                                        =========            =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                   3

                                              WHX CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                                 2006                 2005
                                                                         ------------------   ------------------
                                                                                     (in thousands)
Cash flows from operating activities:
Net loss                                                                    $ (8,803)             $(10,421)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
  Asset impairment charge                                                      1,778                  --
  Depreciation and amortization                                                6,559                 5,998
  Amortization of debt related costs                                           1,081                 1,093
  Other postretirement benefits                                                 (218)                  563
  Pension curtailment                                                            128                  --
  Equity in after-tax income of affiliated companies                            (134)                  (66)
  Chapter 11 and related reorganization expenses                                --                   4,624
  Payments of Chapter 11 and related reorganization expenses                    --                  (2,071)
  Unrealized gain on derivatives                                                (252)                 (182)
  Reclassification of net cash settlements on derivative instruments           4,782                   519
  Discontinued operations                                                       --                    (681)
  Other                                                                           90                    33
Decrease (increase) in working capital elements,
     net of effect of acquisitions:
      Trade receivables                                                      (12,275)              (14,199)
       Inventories                                                             1,358                (2,280)
       Other current assets                                                    1,970                (1,189)
       Other current liabilities                                              (7,520)               (1,709)
  Other items-net                                                               (398)                 (438)
  Discontinued operations                                                       (300)               11,466
                                                                            --------              --------
Net cash used in operating activities                                        (12,154)               (8,940)
                                                                            --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant additions and improvements                                            (4,826)              (10,361)
  Proceeds from sales of assets                                                  139                    31
  Net cash settlements on derivative instruments                              (4,782)                 (519)
  Discontinued operations                                                      1,400                 1,186
                                                                            --------              --------
Net cash used in investing activities                                         (8,069)               (9,663)
                                                                            --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of Term Loan B - related party                                    19,000                  --
   Proceeds of term loans                                                      7,000                 2,330
   Net revolver borrowings (repayments)                                         (127)               11,732
   Proceeds (repayments) of term loans - Foreign                                (226)                 (232)
   Proceeds (repayments) of term loans - Domestic                             (4,529)               (3,039)
                                                                            --------              --------
Net cash  provided by financing activities                                    21,118                10,791
                                                                            --------              --------
NET CHANGE FOR THE PERIOD                                                        895                (7,812)

Cash and cash equivalents at beginning of period                               4,076                20,826
                                                                            --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  4,971              $ 13,014
                                                                            ========              ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                     4

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

Bairnco  operates  two  core  businesses  -  Arlon  and  Kasco.  Arlon  designs, manufactures,  and sells engineered materials and components for the electronic, industrial  and  commercial  markets.  Kasco is a leading  provider of meat-room products  and  maintenance  services  for  the  meat  and  deli  departments  of supermarkets;  restaurants;  meat,  poultry  and  fish  processing  plants;  and
manufacturers   and  distributors  of  electrical  saws  and  cutting  equipment throughout North America,  Europe, Asia and South America. WHX believes that the acquisition of Bairnco will be beneficial  because of Bairnco's strong positions in niche engineered  materials markets, and that it will improve Bairnco's plant level  operations,  increase  profit margins and improve  working  capital.  The results of  operations  and assets of Bairnco will be included in the  financial statements of WHX beginning in the second quarter of 2007.

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

      In  connection  with the  closing of the  Bairnco  Offer and the Merger on
April  24,  2007,  Bairnco  became a  wholly-owned  subsidiary  of WHX.  Initial financing was provided by Steel through two facilities,  as discussed  above, in the approximate  aggregate  amount of $101.5 million.  In addition,  the Bairnco
Revolving  Credit  Facility  was amended to permit the closing of the Merger and related  financing  transactions.  The availability  under the Bairnco Revolving
Credit Facility on March 31, 2007 was approximately  $12.0 million.  The Bairnco
Revolving Credit Facility permits  distributions by Bairnco to WHX under certain conditions, as described in Note 21 to the consolidated financial statements.

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

      During  the  three and six  month  period  ended  June 30,  2005,  WHX was operating its businesses as a debtor-in-possession under the jurisdiction of the bankruptcy court. Thus, the financial  statements covering this period which are included herein have been prepared in accordance with the American  Institute of
Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial
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
The  results  of  operations  for the six  months  ended  June 30,  2006 are not necessarily indicative of the operating results for the full year.

      During  the  period  March 7, 2005  through  June 30,  2005,  while it was reorganizing,  WHX stopped  recognizing  interest on its  10-1/2%  Senior  Notes
(approximately  $3.1  million of  interest)  and also  stopped  recognizing  the cumulative  dividends  on its  preferred  stock  (approximately  $6.3 million of dividends  would have accrued).  As of the Effective  Date, the Senior Notes and
Preferred  Stock were deemed  cancelled and annulled;  consequently,  no further interest or dividends were recognized after March 7, 2005.

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

      In September  2006, the FASB issued  Statement of Financial  Standards No.
157, "Fair Value  Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance  with  accounting principles  generally  accepted in the United  States,  and expands  disclosures about fair value  measurements.  This  statement  does not  require any new fair value  measurements;  rather,  it applies under other accounting  pronouncements that require or permit fair value  measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently  evaluating  the  impact  of SFAS  #157 on its  consolidated  financial position and results of operations.

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

NOTE 5- EARNINGS/LOSS PER SHARE

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

      As of June 30, 2005,  outstanding  stock options to purchase  common stock granted to officers, directors, and key employees totaled 1.3 million shares. In the  computation  of diluted  loss per  common  share in the three and six month periods ended June 30, 2005, the conversion of preferred  stock, the exercise of options to purchase  common stock,  and the  inclusion of non-vested  restricted stock awards would have had an anti-dilutive effect.

A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME/(LOSS) AND SHARES IN EPS CALCULATION

(in thousands except per share amounts)

                                                   For the Three Months Ended June 30, 2006
                                                     Loss           Shares         Per-Share
                                                 (Numerator)     (Denominator)       Amount
                                               --------------- ---------------- ----------------

Net loss                                           $(1,739)
Less: Preferred stock dividends                       --
                                                   --------

BASIC AND DILUTED EPS
Loss applicable to common stockholders             $(1,739)         10,000          $  (0.17)
                                                   ========         ======          ========

                                                   For the Three Months Ended June 30, 2005
                                                     Loss           Shares         Per-Share
                                                 (Numerator)     (Denominator)       Amount
                                               --------------- ---------------- ----------------

Net loss                                           $(3,925)
Less: Preferred stock dividends                       --
                                                   --------
BASIC AND DILUTED EPS
Loss applicable to common stockholders             $(3,925)          5,466          $  (0.72)
                                                   ========         ======          ========

                                                   For the Six Months Ended June 30, 2006
                                                     Loss           Shares         Per-Share
                                                 (Numerator)     (Denominator)       Amount
                                               --------------- ---------------- ----------------

Net loss                                           $(8,803)
Less: Preferred stock dividends                       --
                                                   --------

BASIC AND DILUTED EPS
Loss applicable to common stockholders             $(8,803)         10,000          $  (0.88)
                                                   ========         ======          ========

                                                   For the Six Months Ended June 30, 2005
                                                     Loss           Shares         Per-Share
                                                 (Numerator)     (Denominator)       Amount
                                               --------------- ---------------- ----------------

Net loss                                           $(10,421)
Less: Preferred stock dividends                       3,561
                                                   --------

BASIC AND DILUTED EPS
Loss applicable to common stockholders             $(13,982)         5,463          $  (2.56)
                                                   ========          =====          ========

STOCK BASED COMPENSATION

      The  effect  on net  loss  and  loss  per  share  if WHX had  applied  the fair-value recognition provisions of Statement of Financial Accounting Standards
("SFAS") No. 123,  "Accounting  for  Stock-Based  Compensation",  to stock-based compensation  for the three and six months ended June 30, 2005 was not material.
Stock  option plans were in effect  until WHX emerged  from  bankruptcy  in July
2005. In accordance with the Plan of Reorganization, all such stock option plans were cancelled and annulled.

PREFERRED STOCK DIVIDENDS AND INTEREST

      Subsequent  to WHX's  voluntary  petition for  reorganization  on March 7,
2005, WHX stopped recognizing the cumulative dividends on its preferred stock as of the date of its bankruptcy  filing  (approximately  $6.3 million of dividends would have been accrued for the period March 7, 2005 through June 30, 2005). WHX also stopped  recognizing  interest on its 10-1/2%  Senior Notes  (approximately
$3.1 million of interest for the period March 7, 2005 through June 30, 2005).

      At  June  30,  2005,  dividends  in  arrears  to  Series  A and  Series  B
Convertible  Preferred  Shareholders  were  $37.1  million  and  $49.0  million, respectively.  Upon emergence from bankruptcy, all shares of preferred stock and accrued dividends were deemed cancelled and annulled.

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six-months ended June 30, 2006 and
2005 is as follows:

(in thousands)                                            Three Months Ended           Six Months Ended
                                                              June 30,                     June 30,
                                                       2006            2005          2006            2005
                                                   -------------- -------------- -------------  --------------

Net loss                                             $ (1,739)      $ (3,925)      $ (8,803)       $(10,421)

Other comprehensive loss:
   Foreign currency translation adjustments               672           (733)           623          (1,167)
                                                     --------       --------       --------        --------

Comprehensive loss                                   $ (1,067)      $ (4,658)      $ (8,180)       $(11,588)
                                                     ========       ========       ========        ========

Accumulated other  comprehensive  income (loss) balances as of June 30, 2006 and
December 31, 2005 were comprised as follows:

(in thousands)
                                                     June 30,       December 31,
                                                       2006            2005
                                                 ---------------- ---------------

Minimum pension liability adjustment                $(59,754)         $(59,754)

Foreign currency translation adjustment                2,951             2,328
                                                    --------          --------

                                                    $(56,803)         $(57,426)
                                                    ========          ========

NOTE 7 - INVENTORIES

      Inventories  at June 30,  2006 and  December  31,  2005 are  comprised  as follows:

(in thousands)
                                                                        June 30,      December 31,
                                                                          2006            2005
                                                                    ---------------- ---------------

Finished products                                                      $ 18,770        $ 17,804
In-process                                                                8,292           4,851
Raw materials                                                            17,108          19,226
Fine and fabricated precious metal in various stages of completion       24,678          24,266
                                                                       --------        --------
                                                                         68,848          66,147
LIFO reserve                                                             (9,071)         (5,169)
                                                                       --------        --------
                                                                       $ 59,777        $ 60,978
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
133,  they  are  accounted  for  as  derivatives  with  no  hedge   designation.
Accordingly,  the Company marks to market the derivative  instruments related to precious metals.  Such mark to market adjustments are recorded in current period earnings as other income or expense in the Company's  consolidated  statement of operations.  The quarter and six month  periods  ending June 30, 2006  include a gain of $0.9 million and a loss of $4.5 million, respectively, relating to these adjustments.  In 2005, the quarter and six month periods included losses of $0.1 million and $0.5 million,  respectively.  In addition,  the Company  records its precious metal  inventory at LIFO cost,  subject to lower of cost or market with any adjustments  recorded  through cost of goods sold.  Operating income for the quarter and six month  periods  ending June 30, 2006 include a credit to cost of goods sold of $1.1 million and $1.8 million, respectively,  from the liquidation of  precious  metal  inventories  valued at LIFO cost.  The market  value of the precious  metal  inventory  exceeded  LIFO value cost by $9.1  million  and $5.2 million at June 30, 2006 and December 31, 2005, respectively.

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

The following  table  summarizes  customer-owned  and H&H-owned  precious  metal quantities:

                                      June 30, 2006        December 31, 2005
                                -----------------------  ----------------------
   Silver ounces:
     Customer metal                      122,509                 79,442
     H&H owned metal                   1,536,086              1,537,900

   Gold ounces:
     Customer metal                          360                    305
     H&H owned metal                      12,739                 19,417

   Palladium ounces:
     Customer metal                        1,338                  1,060
     H&H owned metal                       2,161                  2,161

Market value per ounce:
      Silver                           $  10.931              $   8.910
      Gold                             $  614.09              $  516.00
      Palladium                        $  312.00              $  255.00

NOTE 8 - ASSET IMPAIRMENT, RESTRUCTURING CHARGES AND DISCONTINUED OPERATIONS

NORRISTOWN FACILITY

      On May 9, 2006,  the Company  announced  the closing of the Handy & Harman
Tube Co. ("HHT") located in Norristown,  Pennsylvania., which is included in the
Company's  Tubing  segment.  The decision to close the  Norristown  facility was principally  based on the economics of operating HHT's business at the facility.
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

      The  activity  in the  restructuring  reserve  was as follows  for the six months ended June 30, 2006:

                                     Reserve                                         Reserve
                                     Balance                                         Balance
                                    December 31,                                     June 30,
                                       2005          Expense          Paid            2006
                                   -------------  -------------   -------------   -------------
(in thousands)

Termination benefits  (a)             $  --          $ 1,729         $   (16)        $ 1,713

Other facility closure costs             --               74             (74)           --

Pension curtailment charge               --              128            (128)           --
                                      -------        -------         -------         -------

                                      $  --          $ 1,931         $  (218)        $ 1,713
                                      =======        =======         =======         =======

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

      Losses from discontinued operations were as follows:

(in thousands)
                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                 2006            2005          2006           2005
                                             ------------    ------------  ------------   ------------

Net sales                                      $   --         $    742       $   --         $ 10,672
Gain on sale of assets                             --             --             --              681
Operating loss                                     (167)        (1,522)          (167)        (3,416)
Interest/other expense                             --               31           --               68
Income taxes                                       --             --             --             --
Loss from discontinued operations, net             (167)        (1,553)          (167)        (3,484)

NOTE 9 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

      The  following  table  presents the  components  of net  periodic  pension expense  (credit)  for the WHX Pension  Plan for the three and six months  ended
June 30, 2006 and 2005:

(in thousands)                                Three Months Ended            Six Months Ended
                                                   June 30,                      June 30,
                                              2006         2005 (a)        2006          2005 (a)
                                           ---------      ---------      ---------      ---------
Service cost                               $     57       $    326       $    141       $    622
Interest cost                                 5,762          4,131         11,366         11,503
Expected return on plan assets               (7,109)        (5,417)       (14,092)       (13,886)
Amortization of prior service cost               17             51             38             77
Recognized actuarial (gain)/loss                 75            634            303            634
Special termination benefit charge              128           --              128           --
                                           --------       --------       --------       --------
                                           $ (1,070)      $   (275)      $ (2,116)      $ (1,050)
                                           ========       ========       ========       ========

(a) A  curtailment  loss related to the shutdown of the wire  operations of $0.2 million is not included above. This curtailment loss is included in the net loss from discontinued  operations in the second quarter of 2005. As required by SFAS
No. 88, the  Company  re-measured  its pension  liability  as of the date of the curtailment  and as a result,  reduced its  year-to-date  pension credit by $0.5 million as of June 30, 2005.

      The Company maintains several other retirement and postretirement  benefit plans covering  substantially  all of its employees.  The approximate  aggregate expense for these plans was $0.2  million and $0.5  million for the three months ended June 30, 2006 and 2005, respectively, and aggregate income of $0.2 million and aggregate expense of $1.2 million for the six months ended June 30, 2006 and
2005, respectively. The reasons for the aggregate income for these benefit plans in 2006 was that effective January 1, 2006, the H&H  non-qualified  pension plan adopted an amendment  under the plan to freeze  benefits  for all  participants.
This resulted in a curtailment credit of $0.5 million, which was recorded in the first quarter of 2006.

NOTE 10 - DEBT

Long-term debt consists of the following:

                                                        June 30,       December 31,
                                                          2006            2005
                                                        --------       ----------
(in thousands)

H&H Term Loan - related party                             89,627        $ 70,627
H&H Credit Facility - Term Loan A                         18,196          22,664
Sovereign - OMG                                            6,940            --
Other H&H debt                                             5,536           5,352
                                                        --------        --------
                                                         120,299          98,643
Less portion due within one year                           3,718          93,754
                                                        --------        --------
Total long-term debt                                    $116,581        $  4,889
                                                        ========        ========

      As of December 31, 2005, due to default on certain financial  covenants in its  various  loan  agreements,  the  Company  classified  much  of its  debt as short-term due to the lenders' ability to demand immediate  payment.  As of June
30, 2006,  such debt has been  classified  as long-term  since the Company is no longer in default on the debt, and the debts' maturity date is June 30, 2008.

      The increase in debt between December 31, 2005 and June 30, 2006 consisted principally  of the  following:  On  December  29,  2005,  H&H  entered  into an amendment to its Term B Loan with Steel.  This  amendment  provided  for,  among other things, an increase of the Term B Loan in January 2006 by $10 million.  On
January 24, 2006, H&H's wholly-owned  subsidiary,  OMG, Inc. entered into a loan agreement with Sovereign Bank for $8.0 million,  collateralized by a mortgage on
OMG, Inc.'s real property.  On March 31, 2006, H&H and Steel  Partners,  II L.P.

agreed to an increase  in the Term B Loan in the amount of $9.0  million and the prepayment  in the same amount of a portion of H&H's  subordinated  intercompany promissory  note issued to WHX.  After the payment of $9.0  million by H&H,  WHX converted the remaining intercompany note balance to equity.

NOTE 11 - REPORTABLE SEGMENTS

      The Company has three  reportable  segments:  (1)  Precious  Metals.  This segment manufactures and sells precious metal brazing products and electroplated material, containing silver, gold, and palladium in combination with base metals for use in a wide variety of industrial  applications;  (2) Tubing. This segment manufactures  and sells metal tubing  products and  fabrications  primarily from stainless steel, carbon steel and specialty alloys, for use in a wide variety of industrial applications; and (3) Engineered Materials. This segment manufactures specialty roofing and construction fasteners,  products for gas, electricity and water  distribution  using steel and plastic which are sold to the construction, and  natural  gas  and  water  distribution  industries,  and  electrogalvanized products used in the construction and appliance industries.

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

      The following table presents information about reportable segments for the three and  six-month  periods  ending June 30, 2006 and 2005:

(in thousands)                                                            Three Months Ended                 Six Months Ended
                                                                              June 30,                            June 30,
                                                                      2006               2005              2006             2005
                                                                 ---------------    ---------------   ---------------  ---------------

Net Sales

   Precious Metal                                                   $  39,396           $  29,700        $  76,108        $  59,586
   Tubing                                                              32,308              28,538           62,709           56,987
   Engineered Materials                                                53,519              47,318           99,167           84,912
                                                                    ---------           ---------        ---------        ---------
           Net sales                                                $ 125,223           $ 105,556        $ 237,984        $ 201,485
                                                                    =========           =========        =========        =========

Segment operating income (loss)
   Precious Metal                                                   $   2,470           $     862        $   4,884        $   1,425
   Tubing                                                              (4,111)                782           (3,678)           1,683
   Engineered Materials                                                 5,093               4,786            8,504            7,243
                                                                    ---------           ---------        ---------        ---------
                                                                        3,452               6,430            9,710           10,351
                                                                    ---------           ---------        ---------        ---------

Unallocated corporate expenses                                            871               1,610            1,748            3,262
Pension expense (income)                                               (1,198)(a)            (275)          (2,244)          (1,050)
Environmental remediation expense                                        --                  --              2,909             --
Gain (loss) on disposal of assets                                         (43)                  5              (87)            --
                                                                    ---------           ---------        ---------        ---------

    Income from operations                                              3,736               5,100            7,210            8,139

Interest expense                                                        5,365               3,807            9,948            9,266
Chapter 11 and related reorganization expenses                           --                 3,123             --              4,624
Realized and unrealized (gain) loss on derivatives                       (936)                130            4,530              453
Other (income) loss                                                       183                 (78)             134             (130)
                                                                    ---------           ---------        ---------        ---------

Loss from continuing operations before tax                          $    (876)          $  (1,882)       $  (7,402)       $  (6,074)
                                                                    =========           =========        =========        =========

(a)   Unallocated  pension income does not include a curtailment  charge of $128 relating to the closure of the Norristown location of HHT. The curtailment expense has been allocated to the Tubing segment, which includes HHT.

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

ENVIRONMENTAL ACTIONS

      In  connection  with the sale of its  Fairfield,  Connecticut  facility in
2003, the Company was responsible for demolition and  environmental  remediation of the  site,  the  estimated  cost of which  was  included  in the loss on sale
recorded  in  2003.  H&H  determined   that  an  increase  in  the  reserve  for
environmental  remediation was needed in the amount of $28.3 million,  which was recorded in the fourth quarter of 2004. This change in reserve was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  These additional  costs are included in environmental  remediation expense.  An  additional  $3.8  million was  recorded  in  selling,  general and administrative  expenses as a penalty  related to  Fairfield  East.  The Company retains title to a parcel of land  adjacent to the property  sold in 2003.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheet at June 30, 2006 and December 31, 2005.

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
proposed  allocations are expected to be determined during the second quarter of
2007 (although that could be extended),, at which point H&H could still withdraw from the group.  The PRP group submitted its good faith offer to the EPA in late
October 2006. It is not anticipated that the EPA will accept or reject the PRP's offer  until some time in 2007.  If  accepted,  it is not  anticipated  that PRP remedial  activities at the site will begin before 2008.  The  remediation  of a significant amount of the contamination at the site is the responsibility of the
U.S.  Army  Corps of  Engineers.  That  portion of the work has begun but is not expected to be completed  before 2008, at which time the remaining  work will be more clearly defined.  The Company has recorded a reserve of $1.5 million in the first quarter of 2006 in connection with this matter.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SECOND QUARTER OF 2006 WITH THE SECOND QUARTER OF 2005

      Net sales for the second quarter of 2006  increased by $19.7  million,  or
18.6%, to $125.2 million, as compared to $105.6 million in the second quarter of
2005.  Sales  increased  by $9.7  million at the Precious  Metal  Segment,  $3.8 million at the Tubing  Segment  and $6.2  million  at the  Engineered  Materials
Segment. The higher sales occurred principally because of an increase in volume, which rose across all segments,  but  particularly  in the Engineered  Materials segment.  The  remainder  of the  increase in sales was due to price  increases, which occurred principally in the Precious Metals segment.

      Gross profit  percentage  declined to 18.8% in the second  quarter of 2006 from 19.5% in the second  quarter of 2005.  The major  factors  that  negatively impacted gross profit in the second quarter of 2006 were  inefficiencies  at the
Company's  new  Mexican  tubing  facility  and  raw  material  price  increases, especially  precious  metals.  These  factors  were  partially  offset by a $1.0 million  favorable effect on gross profit from the liquidation of precious metal inventories valued at LIFO cost in the second quarter of 2006.

      Selling,  general  and  administrative  ("SG&A)  expenses  increased  $0.6 million to $16.0 million in the second quarter of 2006 from $15.4 million in the comparable  2005  period.  This was  caused  principally  by  higher  costs  for additional sales staff and higher  commissions (in line with sales increases) at certain of H&H's  subsidiaries.  Those higher costs were partially offset by the
Company's  cost of its qualified  pension plan,  which was $0.8 million lower in the second quarter of 2006 compared to the second quarter of 2005.  This was the result of two factors;  (1) pension benefits were frozen for  substantially  all non-union employees at the end of 2005, and (2) in the second quarter of 2005, a curtailment  occurred in the pension plan in connection  with the closure of the
Company's wire and cable  business,  and as required by SFAS No. 88, the Company re-measured  its pension  liability as of the date of the  curtailment  and as a result,  reduced its year-to date pension  credit by $0.5 million as of June 30,
2005.

      On May 9, 2006,  the Company  announced  the closing of the Handy & Harman
Tube Co. ("HHT") Norristown,  Pennsylvania  facility.  The decision to close the
Norristown  facility was  principally  based on the economics of operating HHT's business  at the  facility.  HHT  manufactured  stainless  steel  tubing that is supplied in various lengths and forms in both coil and straight  lengths.  HHT's coil  business  was  relocated  to H&H's Camdel  Metals  Corporation  ("Camdel")
facility located in Camden,  Delaware. In conjunction with the decision to close the  Norristown  facility,  the  Company  reviewed  the  recoverability  of  the
Norristown  long-lived  assets in accordance with SFAS No. 144,  "Accounting for
Impairment  or Disposal of  Long-Lived  Assets".  A review of future cash flows, based  on the  expected  closing  date,  indicated  that  cash  flows  would  be insufficient to support the carrying value of certain machinery and equipment at
Norristown. As a result, the Company recorded an asset impairment charge of $1.8 million  in its  statement  of  operations  for the second  quarter of 2006.  No impairment  loss was incurred on the real estate  assets based on the  Company's analysis.

      Restructuring  charges relate to the closing of the Norristown facility. A charge of $1.9  million was  recorded in the second  quarter  2006  statement of operations. These charges included termination benefits of $1.8 million and $0.1 million resulting from a pension curtailment.

      Operating  income for the second  quarter of 2006 was $3.7  million,  $1.4 million less than the second  quarter of 2005. The sales  improvement  generated additional gross margin dollars (although at a lower percentage rate than in the second quarter of 2005),  and there was also a favorable  effect on gross profit from the  liquidation  of precious  metal  inventories  valued at LIFO cost. The additional gross margin dollars were offset by higher SG&A  expenses related to  restructuring  charges  and  asset  impairment  charges  related  to the HHT closing.

      Interest  expense for the second quarter of 2006 rose $1.6 million to $5.4 million  from $3.8  million in the second  quarter of 2005.  Approximately  $0.9 million of the increase was due to additional debt that the Company entered into during the first quarter of 2006.  See  discussion of cash flows from  Financing
Activities that follows  regarding the Company's new borrowings.  The balance of the increase was principally attributable to higher interest rates in the second quarter of 2006 compared to the second quarter of 2005.

      In the second quarter of 2005, the Company  recorded $3.1 million of costs related  to  Chapter  11 filing and  reorganization  expenses,  which  represent expenses incurred by WHX because of its  reorganization  under Chapter 11 of the
U.S. Bankruptcy Code. Such expenses principally consist of professional fees for services provided by debtor and creditor professionals directly related to WHX's reorganization proceedings.

      Realized and  unrealized  gains and losses on  derivatives  consisted of a gain of $0.9 million in the second  quarter of 2006,  compared to a loss of $0.1 million in the second quarter of 2005. The  derivative  instruments  utilized by the Company are precious metal forward contracts. The gain in the second quarter of 2006 resulted principally from a reduction in precious metal prices since the end of the previous quarter, and the loss in the second quarter of 2005 resulted principally from an increase in precious metal prices during that quarter.

      In the second  quarters of 2006 and 2005, a tax  provision of $0.7 million and $0.5 million,  respectively,  was recorded for state and foreign taxes.  The
Company  has  recorded  a  valuation  allowance  related  to  the  tax  benefits associated  with its operating  losses in each quarter due to the uncertainty of realizing these benefits in the future.

      The Loss from Discontinued Operations of $0.2 million and $1.6 million for the second quarter of 2006 and 2005, respectively, relates to the Company's wire and cable business,  which had been part of the Wire and Tubing segment. In 2004 the Company  evaluated the current  operating  plans and current and  forecasted operating  results of its wire and cable  business.  In accordance with SFAS No.
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

      The comments that follow compare  revenues and operating income by segment for the second quarter of 2006 and 2005:

PRECIOUS METAL

      Sales for the Precious  Metal segment  increased  $9.7 million,  or 32.6%, from $29.7 million in 2005 to $39.4  million in 2006,  driven mainly by precious metal price  increases.  In  addition,  higher  volume also  occurred due to new distribution and sales force initiatives.

      Operating income for the Precious Metal segment  increased $1.6 million to
$2.5  million in 2006 from $0.9  million in 2005.  This  increase was related to increased  sales,  a more favorable mix of  fabrication  (higher  margin) versus plating (lower margin)  revenues in the second quarter of 2006 compared to 2005, and a $1.0 million favorable effect on segment gross profit from the liquidation of precious metal inventories valued at LIFO cost in the second quarter of 2006.
Partially  offsetting  these favorable  factors were  moderately  higher selling expenses related to higher sales revenues.

TUBING

      In the second quarter of 2006, sales for the Tubing Segment increased $3.8 million,  or  13.2%,  from  $28.5  million  in 2005 to  $32.3  million  in 2006, principally due to market share increase.  On May 9, 2006, the Company announced the  closure of the  Norristown,  Pennsylvania  facility of the H&H Tube Co. The facility  continued to operate during the second quarter and sales  increased by
$1.0 million compared to the same quarter last year,  principally due to special non-recurring sales and accelerated shipment of product prior to shutdown.

      Operating income decreased by $4.9 million despite the sales increase,  to a loss of $4.1 million in the second  quarter of 2006 from  operating  income of
$0.8 million in the same quarter of 2005. Included in this loss was $1.9 million in shutdown  costs and a $1.8 million asset  impairment  charge both relating to the closing of the Norristown facility. In addition,  cost inefficiencies at the
Company's new Mexican tubing facility also  contributed to the operating loss in the current quarter.

ENGINEERED MATERIALS

      Sales for the Engineered  Materials  Segment  increased  $6.2 million,  or
13.1%,  from  $47.3  million in 2005 to $53.5  million in 2006 due to  increased volume in all product lines.  Partially  offsetting these increases were selling price reductions at the segment's electrogalvanized steel unit.

      Operating  income  increased in the second quarter of 2006 by $0.3 million from $4.8  million  in 2005 to $5.1  million  in 2006  primarily  because of the higher sales  volume.  However,  an increase in selling  expenses and  marketing personnel offset much of this increase.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  declined from $1.6 million in the second quarter  of 2005 to $0.9  million  in the  second  quarter  of 2006.  There were reductions in the costs for executive salaries, insurance, and Board of Director fees and  expenses.  The  Company's  pension  credit rose by $0.9 million in the second quarter of 2006 compared to the same period in 2005.  This was the result of two factors; (1) pension benefits were frozen for substantially all non-union employees  at the  end of  2005,  and  (2) in the  second  quarter  of  2005,  a curtailment  occurred in the pension plan in connection  with the closure of the
Company's wire and cable  business,  and as required by SFAS No. 88, the Company re-measured  its pension  liability as of the date of the  curtailment  and as a result,  reduced its year-to date pension  credit by $0.5 million as of June 30,
2005.

COMPARISON OF THE FIRST SIX MONTHS OF 2006 WITH THE FIRST SIX MONTHS OF 2005

      Net sales for the first six months of 2006 increased by $36.5 million,  or
18.1%, to $238.0 million,  as compared to $201.5 million in the first six months of 2005.  Sales  increased by $16.5 million at the Precious Metal Segment,  $5.7 million at the Tubing  Segment  and $14.3  million at the  Engineered  Materials
Segment. The higher sales occurred principally because of an increase in volume, which rose across all segments,  but  particularly  in the Engineered  Materials segment.  The  remainder  of the  increase in sales was due to price  increases, which occurred principally in the Precious Metals segment.

      Gross profit percentage  declined to 18.9% in the first six months of 2006 from 19.3% in the first six months of 2005.  The major  factors that  negatively impacted gross profit  percentage in the 2006 period were  inefficiencies at the
Company's  new  Mexican  tubing  facility  and  raw  material  price  increases, especially  precious metals.  Partially  offsetting  these factors,  there was a shift in overall  sales mix whereby  sales in segments  with higher gross profit percentages accounted for more of the total in 2006 than in 2005.

      Selling,  general and  administrative  ("SG&A")  expenses  increased  $0.3 million to $31.0  million in the first six months of 2006 from $30.7  million in the  comparable  2005 period.  This was caused  principally  by higher costs for additional sales staff and higher  commissions (in line with sales increases) at certain of H&H's  subsidiaries.  Those higher costs were partially offset by the
Company's  cost of its qualified  pension plan,  which was $1.1 million lower in the first six months of 2006 compared to the first six months of 2005.  This was the result of two factors;  (1) pension  benefits were frozen for  substantially all  non-union  employees at the end of 2005,  and (2) in the second  quarter of
2005, a curtailment  occurred in the pension plan in connection with the closure of the Company's  wire and cable  business,  and as required by SFAS No. 88, the
Company  re-measured its pension liability as of the date of the curtailment and as a result,  reduced its year-to date pension credit by $0.5 million as of June
30, 2005.

      Environmental  remediation expense of $2.9 million in the first six months of 2006 includes $1.5 million related to the Company's estimated exposure at the
Shpack  landfill  site,  and $0.8  million  in  connection  with  the  Company's
Norristown  Pennsylvania  facility.  H&H  received  a  notice  letter  from  the
Environmental  Protection Agency ("EPA") in August 2006 formally naming H&H as a potentially  responsible party ("PRP") at the Shpack landfill  superfund site in
North Attleboro,  Massachusetts. H&H then voluntarily joined a group of ten (10)
other  PRPs  (which  group  has  since  increased  to  thirteen  (13))  to  work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine  whether there are other parties that sent hazardous  substances to the Shpack site but that have not received notice letters nor been named as PRPs to date. No allocation as to percentages of  responsibility  for any of the PRPs has  been  assigned  or  accepted;  proposed  allocations  are  expected  to  be determined  during the second quarter of 2007 (although that could be extended), at which point H&H could still withdraw from the group.  The PRP group submitted its good faith offer to the EPA in late October 2006. It is not anticipated that the EPA will  accept  or reject  the PRPs'  offer  until  some time in 2007.  If accepted,  it is not anticipated  that PRP remedial  activities at the site will begin before 2008. The remediation of a significant  amount of the contamination at the site is the  responsibility  of the U.S.  Army Corps of  Engineers.  That portion of the work has begun but is not expected to be  completed  before 2008, at which time the remaining work will be more clearly defined.  At the Company's
Norristown facility, the Company recently completed a study which indicated that environmental  remediation activities with an estimated cost of $0.8 million are required,  which the Company accrued as of the first quarter of 2006. There were no environmental remediation expenses charged in the first six months of 2005.

      On May 9, 2006,  the Company  announced  the closing of the Handy & Harman
Tube Co. ("HHT") Norristown,  Pennsylvania  facility.  The decision to close the
Norristown  facility was  principally  based on the economics of operating HHT's business  at the  facility.  HHT  manufactured  stainless  steel  tubing that is supplied in various lengths and forms in both coil and straight  lengths.  HHT's coil  business  was  relocated  to H&H's Camdel  Metals  Corporation  ("Camdel")
facility located in Camden,  Delaware. In conjunction with the decision to close the  Norristown  facility,  the  Company  reviewed  the  recoverability  of  the
Norristown  long-lived  assets in accordance with SFAS No. 144,  "Accounting for
Impairment  or Disposal of  Long-Lived  Assets".  A review of future cash flows, based  on the  expected  closing  date,  indicated  that  cash  flows  would  be insufficient to support the carrying value of certain machinery and equipment at
Norristown. As a result, the Company recorded an asset impairment charge of $1.8 million  in its  statement  of  operations  for the second  quarter of 2006.  No impairment  loss was incurred on the real estate  assets based on the  Company's analysis.

      Restructuring  charges relate to the closing of the Norristown facility. A charge of $1.9  million was  recorded in the second  quarter  2006  statement of operations. These charges included termination benefits of $1.8 million and $0.1 million resulting from a pension curtailment.

      Operating  income at the  consolidated  level for the first six  months of
2006 was $7.2 million,  which was $0.9 million  higher than the first six months of 2005. At the segment  level,  operating  income was $9.7 million  compared to
$10.4 million in the first six months of 2005. The sales  improvement  generated additional gross margin dollars (although at a lower percentage rate than in the first six months of 2005),  but the additional  gross margin dollars were offset
by  the  asset  impairment  charge,   restructuring   costs,  and  environmental
remediation expenses.

      Interest  expense  for the first six  months of 2006 rose $0.7  million to
$10.0  million from $9.3  million in the first six months of 2005.  There was an increase of  approximately  $1.2 million due to additional debt that the Company entered into during the first six months of 2006.  See  discussion of cash flows from Financing  Activities that follows  regarding the Company's new borrowings.
In addition, interest rates were higher in the first six months of 2006 compared to the first six months of 2005.  These increases were partially  offset because the Company's 10 1/2% Senior Notes, which accrued interest of approximately $1.8 million in the first quarter of 2005, were cancelled and annulled as part of the
Company's  Chapter  11 Plan of  Reorganization,  and thus,  the  Company  had no associated interest expense in 2006.

      In the first six months of 2005,  the  Company  recorded  $4.6  million of costs related to Chapter 11 filing and reorganization  expenses, which represent expenses incurred by WHX because of its  reorganization  under Chapter 11 of the
U.S. Bankruptcy Code. Such expenses principally consist of professional fees for services provided by debtor and creditor professionals directly related to WHX's reorganization proceedings.

      Realized and unrealized losses on derivatives  totaled $4.5 million in the first six months of 2006,  compared  to $0.5  million in the first six months of
2005.  The  derivative  instruments  utilized by the Company are precious  metal forward contracts.  The increase in the loss resulted principally from a greater increase in precious  metal prices  during the first six months of 2006 compared to the first six months of 2005.

      In the first six months of 2006 and 2005, a tax  provision of $1.2 million and $0.9 million,  respectively,  was recorded for state and foreign taxes.  The
Company recorded a valuation  allowance  related to the tax benefits  associated with its  operating  losses in each period due to the  uncertainty  of realizing these benefits in the future.

      The Loss from Discontinued  Operations of $0.2 million and $3.4 million in the first six months of 2006 and 2005,  respectively,  relates to the  Company's wire and cable business,  which had been part of the Wire and Tubing segment. In
2004  the  Company  evaluated  the  current  operating  plans  and  current  and forecasted operating results of its wire and cable business.  In accordance with
SFAS No. 144,  "Accounting for Impairment or Disposal of Long-Lived Assets", the
Company determined that there were indicators of impairment based upon continued
operating  losses,  deteriorating  margins,  and rising raw material  costs.  An estimate of future cash flows indicated that cash flows would be insufficient to support the carrying value of the long-term assets of the business. Accordingly, these assets were written down to their estimated fair value in 2004. On January
13, 2005, the Company decided to

permanently  close the wire and cable  businesses.  The Company  operated  these facilities  on a limited  basis in the first quarter of 2005 in order to fulfill customer commitments.  In the second quarter of 2005, all operations of the wire and cable business were concluded. Accordingly, these businesses are reported as discontinued operations.  The $3.4 million loss for the first six months of 2005 reflects a $4.1 million operating loss offset by a $0.7 million gain on the sale of fixed assets.

      The comments that follow compare  revenues and operating income by segment for the first six months of 2006 and 2005:

PRECIOUS METAL

      Sales for the Precious Metal segment  increased  $16.5 million,  or 27.7%, from $59.6 million in 2005 to $76.1  million in 2006,  driven mainly by precious metal price increases.  In addition,  higher volume also occurred with increased sales  to  existing  customers  as  well  as to  new  customers  because  of new distribution and sales force initiatives.

      Operating income for the Precious Metal segment  increased $3.5 million to
$4.9 million in 2006 from $1.4 million in 2005.  This  resulted  from  increased sales, a more favorable mix of fabrication (higher margin) versus plating (lower margin)  revenues in the first six months of 2006  compared to 2005,  and a $1.7 million  favorable  effect on segment gross profit from  liquidation of precious metal inventories valued at LIFO cost in the first six months of 2006.

TUBING

      In the first six months of 2006,  sales for the Tubing  Segment  increased
$5.7  million,  or 10.0%,  from $57.0  million in 2005 to $62.7 million in 2006, principally due to market share increase.  On May 9, 2006, the Company announced the  closure of the  Norristown,  Pennsylvania  facility of the H&H Tube Co. The facility  continued to operate during the second quarter and sales  increased by
$2.0 million in the first six months of 2006 compared to 2005,  principally  due to special  non-recurring  sales and  accelerated  shipment of product  prior to shutdown.

      Operating income decreased by $5.4 million despite the sales increase,  to a loss of $3.7 million in the first six months of 2006 from operating  income of
$1.7  million  in the same  period of 2005.  Included  in the 2006 loss was $1.9 million in restructuring  costs and a $1.8 million asset impairment  charge both
relating  to  the  closing  of  the  Norristown   facility  In  addition,   cost
inefficiencies  at the Company's new Mexican tubing facility also contributed to the operating loss in the current six month period.

ENGINEERED MATERIALS

      Sales for the Engineered  Materials  Segment  increased $14.3 million,  or
16.8%,  from $84.9  million in the first six months of 2005 to $99.2  million in the same period of 2006 due to increased volume in all product lines.  Partially offsetting  these  increases  were selling  price  reductions  at the  segment's electrogalvanized steel unit.

      Operating income increased in the first six months of 2006 by $1.3 million from $7.2  million  in 2005 to $8.5  million  in 2006  primarily  because of the higher sales  volume.  However,  an increase in selling  expenses and  marketing personnel offset part of this increase.

UNALLOCATED CORPORATE EXPENSES

      Unallocated corporate expenses declined from $3.3 million in the first six months  of 2005 to $1.7  million  in the first six  months of 2006.  There  were reductions in the costs for executive salaries, insurance, and Board of Director fees and  expenses.  The  Company's  pension  credit rose by $1.1 million in the first six months of 2006 compared to the same period in 2005 principally because pension benefits were frozen for  substantially  all non-union  employees at the end of 2005.

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

      As of June 30, 2006,  the Company's  current assets totaled $140.6 million and its current liabilities totaled $161.0 million; a working capital deficit of
$20.4 million.  The Company's  working  capital deficit at December 31, 2005 was
$121.5  million.  As of December 31,  2005,  all debt other than $4.9 million of foreign debt was  classified as current due to  noncompliance  with certain debt covenants. As of June 30, 2006, such debt has been classified as long-term since the  Company  is no longer in  default  on the debt as a result of the March 29,
2007 Amendment and Waiver to the Loan and Security  Agreements  (see  discussion under liquidity).

      Net cash used by  operating  activities  for the six months ended June 30,
2006  totaled  $12.2  million.  Net loss from  operations  adjusted for non-cash income and expense items provided $5.0 million of cash. Working capital accounts used $16.5 million of cash, as follows:  Accounts receivable used $12.3 million, inventories  provided $1.4 million, and net other current assets and liabilities used $5.6 million.  Cash used by operating activities in the first six months of
2005 totaled $8.9  million,  and  principally  was caused by the net loss of the period,  as well as seasonal  working  capital  needs for inventory and accounts receivable,  but was favorably impacted by $11.5 million from the liquidation of the net  current  assets  of the  discontinued  operation,  the wire  and  cable business.

       In the first six months of 2006, inventory provided $1.4 million, whereas
$2.3  million  was  used in the  comparable  first  six  month  period  of 2005.
Inventories  totaled $59.8 million at June 30, 2006, a decrease of $1.2 million, or 2.0%, as compared to December 31, 2005.  During the first six months of 2006, the Company reduced its quantities of precious  metals in inventory  principally because of the  wind-down  of the HHEM  business  and because of the sale of its interest in a Singapore operation.

      The use of funds due to accounts  receivable  in both the first six months of 2006 and 2005 ($12.3 million and $14.2 million,  respectively)  was caused by an increase in accounts  receivable  which resulted from higher sales levels for that  respective  quarter  compared to the fourth quarter of the prior year. Net sales in the second  quarter of 2006 were $125.2  million,  as compared to $99.2 million in the fourth quarter of 2005, an increase of $26.0  million.  Net sales in the second quarter of 2005 were $105.6 million,  as compared to $84.2 million in the fourth quarter of 2004; an increase of $21.4 million.

       Net other current assets and  liabilities  used $5.6 million of cash flow in the first six months of 2006 and $2.9 million in the same period of 2005. The increase  was  partially  driven by cash used for the payment of $8.0 million of environmental  remediation  costs  during the 2006  period,  as compared to $2.6 million  during the first six months of 2005. In addition,  payments to fund the
WHX Pension  Plan  totaling  $4.1  million  were made in the first six months of
2006. This was partially offset by $2.1 million of Chapter  11-related  expenses paid in the first six months of 2005.

      Investing  activities  used $8.1  million in the first six months of 2006, compared to $9.7 million in the same period of 2005.  The decrease was driven by reduced capital  spending in 2006. In the first six months of 2006, $4.8 million was spent on capital improvements, as compared to $10.4 million in the first six months of 2005. The higher capital spending in 2005 was principally related to a plant  expansion at H&H's  fastener  facility in Agawam,  MA. This was partially offset  by $4.8  million  of net cash  paid out for  precious  metal  derivative contracts in 2006, compared to $0.5 million in 2005.

      Financing  activities  provided $21.1 million of net cash in the first six months of 2006,  principally  from new  borrowings,  which totaled $26.0 million during the period.  The increase in debt between December 31, 2005 and March 31,
2006  consists of the  following:  On December  29,  2005,  H&H entered  into an amendment to its Term B Loan with Steel.  This  amendment  provided  for,  among other things, an increase of the Term B Loan in January 2006 by $10 million.  On
January 24, 2006, H&H's wholly-owned  subsidiary,  OMG, Inc. entered into a loan agreement with Sovereign Bank for $8.0 million,  collateralized by a mortgage on
OMG, Inc.'s real property.  On March 31, 2006, H&H and Steel  Partners,  II L.P.
agreed to an increase  in the Term B Loan in the amount of $9.0  million and the prepayment  in the same amount of a portion of H&H's  subordinated  intercompany promissory note issued to WHX.  Financing  activities  provided $10.8 million in the first six months of 2005, principally from additional net drawdowns on H&H's revolving credit facility.

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

      As of December 31, 2006, WHX and its unrestricted subsidiaries had cash of approximately  $0.8  million  and  current  liabilities  of  approximately  $7.5 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable  to a related  party.  H&H's  availability  under its  revolving  credit facility and other  facilities  as of December 31, 2006 was $19.1 million and as of March  31,  2007  was  approximately  $15.5  million.  All  such  facilities, including  the term  loans,  were set to expire in March 31, 2007  (although  by amendment signed on March 29, 2007, were extended until June 30, 2008).

      In  connection  with the  closing of the  Bairnco  Offer and the Merger on
April  24,  2007,  Bairnco  became a  wholly-owned  subsidiary  of WHX.  Initial financing was provided by Steel through two facilities,  as discussed  above, in the approximate  aggregate  amount of $101.5 million.  In addition,  the Bairnco
Revolving  Credit  Facility  was amended to permit the closing of the Merger and related  financing  transactions.  The availability  under the Bairnco Revolving
Credit Facility on March 31, 2007 was approximately  $12.0 million.  The Bairnco
Revolving Credit Facility permits  distributions by Bairnco to WHX under certain conditions, as described in Note 21 to the consolidated financial statements.

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
2005.

ITEM 4.     CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial  Officer  concluded that as of June 30, 2006, our disclosure  controls and procedures were not effective in ensuring that all  information  required to be  disclosed  in  reports  that we file or  submit  under the  Exchange  Act is recorded,  processed,  summarized and reported within the time periods specified in the SEC  rules  and  forms  and that  such  information  is  accumulated  and communicated to our management,  including our Chief Executive Officer and Chief
Financial Officer,  in a manner that allows timely decisions  regarding required disclosure.

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

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or detected.  As of June 30, 2006,  we have  concluded  that the Company did not maintain  effective  disclosure  controls and  procedures  due to the  following material weaknesses:

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

      These material weaknesses contributed to the material weaknesses discussed in items 1 to 6 below and the resulting  restatement of our annual  consolidated financial  statements  for 2003 and prior years,  restatement  of the  unaudited
consolidated   quarterly  financial   statements  for  2004  as  well  as  audit
adjustments to the 2005 and 2004 annual  consolidated  financial  statements and the 2005 unaudited  consolidated  quarterly financial statements.  Additionally, these control deficiencies could result in a material misstatement in any of the
Company's  accounts or disclosures that would result in a material  misstatement of the annual or interim  consolidated  financial  statements  that would not be prevented  or  detected.  As of June 30,  2006,  we did not  maintain  effective controls over:

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
The  principal  amount  outstanding  under the Senior Notes at March 7, 2005 was approximately $92.8 million. Accrued interest to March 7, 2005 was approximately
$3.8 million.  As previously  described,  after  emerging from  bankruptcy,  the
Senior Notes were deemed cancelled and annulled.

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

