Form 10-Q
period 2006-09-30
WHX CORP
filed 2007-05-21
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

   For the quarterly period ended  September 30, 2006
                                   ---------------------------------------------

/_/   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

   For the transition period from                      to
                                  ---------------------   ----------------------
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
Yes      No X
    ---    ---

   Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one): Large accelerated filer __ Accelerated filer __ Non-accelerated filer X
                                                                           ---

   Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes    No  X
                                               ---    ---

   Indicate by check mark whether the  registrant  has filed all  documents  and reports  required  to be  filed by  Section  12,  13 or 15(d) of the  Securities
Exchange Act of 1934 subsequent to the  distribution of securities  under a plan
confirmed by a court. Yes    No  X
                         ---    ---

The number of shares of Common Stock issued and outstanding as of March 26, 2007 was 10,000,498.

PART I. ITEM 1: FINANCIAL STATEMENTS

                                                       WHX CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
                                                                      2006            2005            2006            2005
                                                                              (in thousands - except per-share)
                                                                  ---------       ---------       ---------       ---------
Net sales                                                         $ 121,609       $ 103,142         359,593       $ 304,627

Cost of goods sold                                                   97,711          84,090         290,767         246,771
                                                                  ---------       ---------       ---------       ---------

Gross profit                                                         23,898          19,052          68,826          57,856

Selling, general and administrative expenses                         14,764          21,418          45,778          52,083
Goodwill impairment charge                                             --              --              --              --
Environmental remediation expense                                      --              --             2,909            --
Gain (loss) on disposal of assets                                         4              (5)            (83)             (4)
Asset impairment charge                                                --              --             1,778            --
Restructuring charges                                                   485            --             2,416            --
                                                                  ---------       ---------       ---------       ---------

Income (loss) from operations                                         8,653          (2,371)         15,862           5,769
                                                                  ---------       ---------       ---------       ---------

Other:
     Interest expense                                                 5,775           3,924          15,723          13,190
     Chapter 11 and related reorganization expenses                    --             4,856            --             9,480
     Realized and unrealized loss on derivatives                     (1,714)           (986)         (6,244)         (1,439)
     Other income                                                       175             237              41             367
                                                                  ---------       ---------       ---------       ---------

Income (loss) from continuing operations before taxes                 1,339         (11,900)         (6,064)        (17,973)

Tax provision (benefit)                                                (896)            451             339           1,315
                                                                  ---------       ---------       ---------       ---------

Income (loss) from continuing operations, net of tax                  2,235         (12,351)         (6,403)        (19,288)

Discontinued operations:
     Loss from discontinued operations, net of tax                     --              (320)           (167)         (4,485)
     Gain on disposal, net of tax                                     2,880            --             2,880             681
                                                                  ---------       ---------       ---------       ---------

Net income (loss) on discontinued operations, net of tax              2,880            (320)          2,713          (3,804)

                                                                  ---------       ---------       ---------       ---------
Net income (loss)                                                     5,115         (12,671)         (3,690)        (23,092)
Add: Extinguishment of preferred stock                                 --           257,782            --           257,782
Less: Dividend requirement for preferred stock                         --              --              --             3,561
                                                                  ---------       ---------       ---------       ---------
Net income (loss) applicable to common stock                      $   5,115       $ 245,111       $  (3,690)      $ 231,129
                                                                  =========       =========       =========       =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK
Income (loss) from continuing operations
  net of preferred dividends                                      $    0.22       $   31.40       $   (0.64)      $   36.70
Discontinued operations                                                0.29           (0.04)           0.27           (0.60)
                                                                  ---------       ---------       ---------       ---------

Net income (loss) per share applicable to common shares           $    0.51       $   31.36       $   (0.37)      $   36.10
                                                                  =========       =========       =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                             2

                                           WHX CORPORATION
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)

                                                                 September 30,         December 31,
                                                                      2006                 2005
                                                                  ---------             ---------
                                                                  Dollars and Shares in Thousands
ASSETS
Current Assets:
      Cash and cash equivalents                                   $   4,868             $   4,076
      Trade receivables - net                                        67,257                57,243
      Inventories                                                    58,249                60,978
      Current assets of discontinued operations                          94                   181
      Insurance receivable                                             --                   2,000
      Deferred income taxes                                             812                   812
      Assets held for sale                                              885                  --
      Other current assets                                            6,037                 6,641
                                                                  ---------             ---------
                 Total current assets                               138,202               131,931

Property , plant and equipment, at cost less
   accumulated depreciation and amortization                         86,900                91,150
Goodwill and other intangibles                                       50,021                50,048
Intangible pension asset                                                586                   586
Long term assets of discontinued operations                            --                   2,794
Other non-current assets                                             14,643                19,704
                                                                  ---------             ---------
                                                                  $ 290,352             $ 296,213
                                                                  =========             =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
     Trade payables                                               $  45,337             $  49,274
     Accrued environmental liability                                 15,971                27,526
     Accrued liabilities                                             34,067                31,064
     Current portion of long-term debt                                3,715                23,127
     Current portion of long-term debt - related party                 --                  70,627
     Short-term debt                                                 51,781                51,080
     Deferred income taxes                                              123                   123
     Current liabilities of discontinued operations                    --                     581
                                                                  ---------             ---------
               Total current liabilities                            150,994               253,402

Long-term debt                                                       23,793                 4,889
Long-term debt - related party                                       89,627                  --
Accrued pension liability                                             7,913                16,216
Other employee benefit liabilities                                    7,907                 8,761
Deferred income taxes                                                 3,176                 3,048
Additional minimum pension liability                                 65,601                65,601
                                                                  ---------             ---------
                Total liabilities                                   349,011               351,917
                                                                  ---------             ---------

Stockholders' (deficit) equity:
     Preferred stock - $.10 par value; authorized 5,000
       shares; issued and outstanding: -0- shares                      --                    --
    Common stock -  $.01 par value; authorized 40,000
       shares; issued and outstanding: 10,000 shares                    100                   100
    Warrants                                                          1,287                 1,287
    Accumulated other comprehensive loss                            (56,691)              (57,426)
    Additional paid-in capital                                      394,308               394,308
    Accumulated deficit                                            (397,663)             (393,973)
                                                                  ---------             ---------
                 Total stockholders' deficit                        (58,659)              (55,704)
                                                                  ---------             ---------
                                                                  $ 290,352             $ 296,213
                                                                  =========             =========

                      SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                 3

                                                     WHX CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended September 30,
                                                                                            2006              2005
                                                                                          --------          --------
                                                                                               (in thousands)
Cash flows from operating activities:
Net loss                                                                                  $ (3,690)         $(23,092)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
  Asset impairment charge                                                                    1,778              --
  Depreciation and amortization                                                              9,312             8,951
  Amortization of debt related costs                                                         1,684             1,152
  Other postretirement benefits                                                                (47)              563
  Pension curtailment                                                                          128              --
  Chapter 11 and related reorganization expenses                                              --               9,480
  Payments of Chapter 11 and related reorganization expenses                                  --              (5,477)
  Loss on asset dispositions                                                                   106                 4
  Equity in after-tax income of affiliated companies                                          (134)              (89)
  Gain on sale of investment in an affiliate                                                  (187)             --
  Unrealized loss (gain) on derivatives                                                       (963)              853
  Reclassification of net cash settlements on derivative instruments                         7,207               587
  Discontinued operations                                                                   (4,518)             (681)
Decrease (increase) in working capital elements, net of effect of acquisitions:
   Trade receivables                                                                        (9,743)          (11,662)
   Inventories                                                                                (259)           (4,703)
   Other current assets                                                                        963             2,046
   Other current liabilities                                                               (11,821)            6,588
  Other items-net                                                                             (971)              (41)
  Discontinued operations                                                                     (401)           10,859
                                                                                          --------          --------
Net cash used in operating activities                                                      (11,556)           (4,662)
                                                                                          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant additions and improvements                                                          (6,837)          (16,692)
  Net cash settlements on derivative instruments                                            (7,207)             (587)
  Proceeds from sales of assets                                                                139                45
   Proceeds from sale of investment in an affiliate                                            616              --
  Discontinued operations                                                                    7,216             1,666
                                                                                          --------          --------
Net cash used in investing activities                                                       (6,073)          (15,568)
                                                                                          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of Term Loan B                                                                  19,000             6,139
   Proceeds of term loans                                                                    7,000             2,330
   Net revolver borrowings                                                                     298             4,229
   Repayments of term loans - Foreign                                                         (343)             (345)
   Repayments of term loans - Domestic                                                      (7,534)           (3,937)
                                                                                          --------          --------
Net cash provided by financing activities                                                   18,421             8,416
                                                                                          --------          --------
NET CHANGE FOR THE PERIOD                                                                      792           (11,814)

Cash and cash equivalents at beginning of period                                             4,076            20,826
                                                                                          --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  4,868          $  9,012
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

      During the three and nine month period ended  September 30, 2005,  WHX was operating its businesses as a debtor-in-possession under the jurisdiction of the bankruptcy court. Thus, the financial  statements covering this period which are included herein have been prepared in accordance with the American  Institute of
Certified Public Accountants Statement of Position 90-7 ("SOP 90-7"), "Financial
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
The results of operations  for the nine months ended  September 31, 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 -RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      In September  2006, the FASB issued  Statement of Financial  Standards No.
157, "Fair Value  Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance  with  accounting principles  generally  accepted in the United  States,  and expands  disclosures about fair value  measurements.  This  statement  does not  require any new fair value  measurements;  rather,  it applies under other accounting  pronouncements that require or permit fair value  measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently  evaluating  the  impact of  adopting  SFAS # 157 on its  consolidated financial position and results of operations.

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

NOTE 5 - EARNINGS (LOSS) PER SHARE

      The  computation of basic loss per common share is based upon the weighted average number of shares of Common Stock outstanding. Diluted earnings per share gives effect to dilutive common stock equivalents outstanding during the period, such as convertible preferred stock, and options to purchase common stock.

      As a result of the Company's emergence from bankruptcy in 2005, there were changes  to the  authorized  and  outstanding  common  stock  of WHX.  Prior  to emergence,  the Company had  5,522,926  preferred  and  5,485,856  common shares outstanding.  Upon emergence from  bankruptcy,  holders of the Company's 10 1/2%
Senior  Notes  received  9,200,000  shares of common  stock in full and complete satisfaction of all claims, in exchange for the extinguishment of this debt. The preferred stock,  with a carrying value of $267 million,  was extinguished  upon emergence  from  bankruptcy in exchange for the residual  shares of common stock outstanding,  (800,485 shares),  plus warrants to purchase an additional 752,688
common  shares.   Holders  of  the  pre-bankruptcy   common  stock  received  no
distribution  under the Plan,  and all stock option plans  previously  in effect were cancelled and annulled.  There are no dilutive common stock  equivalents in
2006.

      For purposes of calculating the 2005 Earnings Per Share, since the Company did not qualify for  fresh-start  reporting  under the guidance in SOP 90-7, the
pre-emergence   common  shares  of  5,485,856  and  post-bankruptcy   shares  of
10,000,485 are combined,  on a weighted  average basis, in the denominator  used for earnings per share calculations in 2005 on the basis that such common shares are of the same class of stock.  In addition,  the Company has included the gain on the  extinguishment of the preferred stock of $258 million  (representing the difference  between the fair value of the common stock and warrants  issued upon emergence from bankruptcy to the preferred  stockholders  and the carrying value of the  preferred  stock)  as an  increase  in net  income  available  to common shareholders  in accordance with EITF Topic D-42, "The Effect on the Calculation of Earnings  per Share for the  Redemption  or Induced  Conversion  of Preferred
Stock". As to the weighted average number of common shares outstanding for 2005, the Company has accounted for the common shares  cancelled,  in connection  with the emergence from Chapter 11 as a retirement, and the issuance of common shares to the preferred stockholders and Senior Note holders as an issuance.

      In 2005 prior to the  emergence  from  bankruptcy,  there were no dilutive common stock  equivalents.  The conversion of preferred  stock,  the exercise of options to purchase  common stock,  and the  inclusion of non-vested  restricted common stock awards would have had an anti-dilutive effect.

      A reconciliation of the income and shares used in the computation follows:

RECONCILIATION OF INCOME (LOSS) AND SHARES IN EPS CALCULATION
(in thousands except per share amounts)                      For the Three Months Ended September 30, 2006
                                                           Income                Shares              Per-Share
                                                         (Numerator)          (Denominator)           Amount
                                                          ---------             ---------            ---------
Net income                                                $   5,115
Less: Preferred stock dividends                                --
                                                          ---------
Basic and Diluted EPS
  Income applicable to common stockholders                $   5,115                10,000            $    0.51

                                                             For the Three Months Ended September 30, 2005
                                                        Income (loss)            Shares              Per-Share
                                                         (Numerator)          (Denominator)           Amount
                                                          ---------             ---------            ---------
Net loss                                                  $ (12,671)
Add: Gain on extinguishment of preferred stock              257,782
                                                          ---------
Basic and Diluted EPS
  Income applicable to common stockholders                $ 245,111                 7,816            $   31.36

                                                             For the Nine Months Ended September 30, 2006
                                                           Income                Shares              Per-Share
                                                         (Numerator)          (Denominator)           Amount
                                                          ---------             ---------            ---------

Net income                                                $  (3,690)
Less: Preferred stock dividends                                --
                                                          ---------
Basic and Diluted EPS
  Income applicable to common stockholders                $  (3,690)               10,000            $   (0.37)

                                                             For the Nine Months Ended September 30, 2005
                                                        Income (loss)            Shares              Per-Share
                                                         (Numerator)          (Denominator)           Amount
                                                          ---------             ---------            ---------
Net loss                                                  $ (23,092)
Add: Gain on extinguishment of preferred stock              257,782
Less: Preferred stock dividends                               3,561
                                                          ---------
Basic and Diluted EPS
    Income applicable to common stockholders              $ 231,129                 6,402            $   36.10
                                                          ---------             ---------            ---------

STOCK BASED COMPENSATION

      The  effect on net income  (loss)  and income  (loss) per share if WHX had
applied  the  fair-value   recognition  provisions  of  Statement  of  Financial
Accounting   Standards   ("SFAS")   No.   123,   "Accounting   for   Stock-Based
Compensation",  to stock-based  compensation for the three and nine months ended
September 30, 2005 was not material.

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

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

Comprehensive  income (loss) for the three and  nine-months  ended September 30,
2006 and 2005 is as follows:

(in thousands)                                   Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                 2006         2005         2006          2005
                                              --------    ---------     --------     ---------
Net income (loss)                             $  5,115    $ (12,671)    $ (3,690)    $ (23,092)
Foreign currency translation adjustments           112          239          735          (928)
                                              --------    ---------     --------     ---------
Comprehensive income (loss)                   $  5,227    $ (12,432)    $ (2,955)    $ (24,020)
                                              ========    =========     ========     =========

Accumulated other comprehensive  income (loss) balances as of September 30, 2006 and December 31, 2005 were comprised as follows:

(in thousands)
                                              September 30    December 31,
                                                  2006           2005
                                               --------       --------
Minimum pension liability adjustment           $(59,754)      $(59,754)

Foreign currency translation adjustment           3,063          2,328
                                               --------       --------

                                               $(56,691)      $(57,426)
                                               ========       ========

NOTE 7 - INVENTORIES

      Inventories  at September  30, 2006 and December 31, 2005 are comprised as follows:

(in thousands)                                                      September 30,        December 31,
                                                                         2006                 2005
                                                                      --------             --------
Finished products                                                     $ 20,475             $ 17,804
In - process                                                             6,894                4,851
Raw materials                                                           18,928               19,226
Fine and fabricated precious metal in various states of completion      19,347               24,266
                                                                      --------             --------
                                                                        65,644               66,147
LIFO reserve                                                            (7,395)              (5,169)
                                                                      --------             --------
                                                                      $ 58,249             $ 60,978

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
Accordingly,  the Company marks to market the derivative  instruments related to precious metals.  Such mark to market adjustments are recorded in current period earnings as other income or expense in the Company's  consolidated  statement of operations.  The quarter and nine month periods ended September 30, 2006 include losses  of $1.7  million  and  $6.2  million,  respectively,  relating  to these adjustments.  The  quarter  and nine month  periods  ended  September  30,  2005 included losses of $1.0 million and $1.4 million, respectively. In addition, the
Company records its precious metal  inventory at LIFO cost,  subject to lower of cost or  market  with any  adjustments  recorded  through  cost of  goods  sold.
Operating income for the quarter and nine month periods ended September 30, 2006 include  a  credit  to cost of goods  sold of $2.3  million  and  $4.1  million, respectively,  resulting  from the  liquidation  of precious  metal  inventories valued at LIFO cost. The quarter and nine month periods ended September 30, 2005 include  a non  cash  charge  to cost of  goods  sold of $0.4  million  and $0.3 million, respectively,  resulting from the lower of cost or market adjustment to precious metal  inventories.  The market value of the precious  metal  inventory exceeded  LIFO value cost by $7.4 million and $5.2 million at September 30, 2006 and December 31, 2005, respectively.

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

                                           September 30, 2006    December 31, 2005
   Silver ounces:                          ------------------    ------------------
     Customer metal                                   145,332               79,442
     H&H owned metal                                1,214,488            1,537,900

   Gold ounces:
     Customer metal                                       824                  305
     H&H owned metal                                    8,239               19,417

   Palladium ounces:
     Customer metal                                     1,338                1,060
     H&H owned metal                                    2,161                2,161

Market value per ounce:
      Silver                                        $  11.459            $   8.910
      Gold                                          $  599.28            $  516.00
      Palladium                                     $  315.00            $  255.00

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

      In  conjunction  with the decision to close the Norristown  facility,  the
Company  reviewed the  recoverability  of the  Norristown  long-lived  assets in accordance  with  SFAS No.  144,  "Accounting  for  Impairment  or  Disposal  of
Long-Lived Assets". A review of future cash flows, based on the expected closing date,  indicated that cash flows would be  insufficient  to support the carrying value of certain machinery and equipment at Norristown. As a result, the Company recorded  an  asset  impairment  charge  of $1.8  million  in its  statement  of operations for the second quarter of 2006. Certain of the Norristown  long-lived
assets,   principally   consisting  of  machinery  and   equipment,   have  been
reclassified  to  current  assets  held  for  sale in the  balance  sheet  as of
September  30, 2006.  The real estate is included in  non-current  assets (other assets)  as it is not  probable  that  it  will  be sold  within  one  year.  No
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

      The  activity  in the  restructuring  reserve  was as follows for the nine months ended September 30, 2006:

                                    Reserve                               Reserve
                                    Balance                               Balance
                                  December 31,                          September 30,
                                      2005        Expense     Paid          2006
                                    -------       -------    -------       -------
(in thousands)

Termination benefits                $  --         $ 2,161    $  (407)      $ 1,754

Other facility closure costs           --             127       (127)         --

Pension curtailment charge             --             128       (128)         --
                                    -------       -------    -------       -------

                                    $  --         $ 2,416    $  (662)      $ 1,754
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

      Net Income (loss) from discontinued operations were as follows:

(in thousands)                       Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                      2006        2005        2006        2005
                                   ---------------------------------------------
Net sales                          $   --      $   --      $   --      $ 10,672

Pretax gain on sale of assets         4,519        --         4,519         681

Operating income (loss)               4,519        (283)      4,352      (3,699)

Interest/other income (expense)        --           (37)       --          (105)

Income tax provision                 (1,639)       --        (1,639)       --

Net income (loss)                     2,880        (320)      2,713      (3,804)

NOTE 9 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

      The following  table presents the components of net periodic  pension cost
(credit) for the WHX Pension Plan for the three and nine months ended  September
30, 2006 and 2005:

(in thousands)                              Three Months Ended       Nine Months Ended
                                              September 30,            September 30,
                                           2006         2005        2006        2005 (a)
                                        ----------------------   -----------------------
Service cost                            $     41     $    311    $    182    $    933
Interest cost                              5,844        5,752      17,210      17,255
Expected return on plan assets            (7,171)      (6,944)    (21,264)    (20,830)
Amortization of prior service cost            16           39          54         116
Recognized actuarial (gain)/loss            --            317         303         951
Special termination benefit charge          --           --           128        --

                                        $ (1,270)    $   (525)   $ (3,387)   $ (1,575)

(a) A curtailment  loss related to the shutdown of the wire and cable  operations of $0.2 million is not included  above.  This  curtailment  loss is included in the net loss from discontinued operations.  As required by SFAS No. 88, the Company re-measured its pension liability as of the date of the  curtailment  and as a result,  reduced its  year-to-date pension credit by $0.5 million as of June 30, 2005.

      The Company maintains several other retirement and postretirement  benefit plans covering  substantially  all of its employees.  The approximate  aggregate expense for these plans is $0.2  million  and $0.0  million  (due to a favorable adjustment in the quarter  related to a legal  settlement)  for the three months ended  September  30,  2006 and 2005,  respectively,  and $0.0  million and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively. The reason for the lower  expense for the nine months ended  September  30, 2006 was that effective  January 1, 2006, the H&H  non-qualified  pension plan adopted an
amendment  to  freeze  benefits  for  all  participants.   This  resulted  in  a
curtailment  credit of $0.5 million,  which was recorded in the first quarter of
2006.

NOTE 10 - DEBT

      Long-term debt consists of the following:

in thousands)                             September 30,    December 31,
                                               2006            2005
                                            --------        --------
H&H Term Loan - related party               $ 89,627        $ 70,627
H&H Credit Facility - Term Loan A             15,227          22,664
Sovereign - OMG                                6,904            --
Other H&H debt                                 5,377           5,352
                                            --------        --------
                                             117,135          98,643

Less portion due within one year               3,715          93,754
                                            --------        --------
Total long-term debt                        $113,420        $  4,889
                                            ========        ========

      As of December 31, 2005, due to default on certain financial  covenants in its  various  loan  agreements,  the  Company  classified  much  of its  debt as short-term  due to the  lenders'  ability  to demand  immediate  payment.  As of
September 30, 2006, such debt has been classified as long-term since the Company is no longer in default on the debt,  and the debts'  maturity  date is June 30,
2008.

      The increase in debt  between  December  31, 2005 and  September  30, 2006 consisted  principally of the following:  On December 29, 2005, H&H entered into an amendment to its Term B Loan with Steel.  This amendment  provided for, among other things, an increase of the Term B Loan in January 2006 by $10 million.  On
January 24, 2006, H&H's wholly-owned  subsidiary,  OMG, Inc. entered into a loan agreement with Sovereign Bank for $8.0 million,  collateralized by a mortgage on
OMG, Inc.'s real property.  On March 31, 2006, H&H and Steel  Partners,  II L.P.
agreed to an increase  in the Term B Loan in the amount of $9.0  million and the prepayment  in the same amount of a portion of H&H's  subordinated  intercompany promissory  note issued to WHX..  After the payment of $9.0  million by H&H, WHX converted the remaining intercompany note balance to equity.

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

      The following table presents information about reportable segments for the three and nine month periods ended September 30, 2006 and 2005:

(in thousands)                                                   Three Months Ended             Nine Months Ended
                                                                    September 30,                  September 30,
                                                                2006            2005            2006            2005
                                                             ---------       ---------       ---------       ---------
Net Sales
   Precious Metal                                            $  36,141       $  28,071       $ 112,249       $  87,656
   Tubing                                                       30,526          29,405          93,235          86,393
   Engineered Materials                                         54,942          45,666         154,109         130,578
                                                             ---------       ---------       ---------       ---------
           Net sales                                         $ 121,609       $ 103,142       $ 359,593       $ 304,627
                                                             =========       =========       =========       =========

Segment operating income (loss)
   Precious Metal                                            $   2,909       $  (1,015)      $   7,793       $     410
   Tubing                                                       (1,903)             (9)         (5,581)          1,674
   Engineered Materials                                          6,489           4,360          14,993          11,602
                                                             ---------       ---------       ---------       ---------
                                                                 7,495           3,336          17,205          13,686
                                                             ---------       ---------       ---------       ---------

Unallocated corporate expenses                                     927           6,227           2,677           9,488
Pension income  (a)                                             (1,270)           (525)         (3,515)         (1,575)
Insurance proceeds                                                (811)           --              (811)           --
Environmental remediation expense                                 --              --             2,909            --
(Gain) loss on disposal of assets                                   (4)              5              83               4
                                                             ---------       ---------       ---------       ---------
    Income (loss) from operations                                8,653          (2,371)         15,862           5,769

Interest expense                                                 5,776           3,924          15,723          13,190
Chapter 11 and related reorganization expenses                    --             4,856            --             9,480
Realized and unrealized loss on derivatives                      1,714             986           6,244           1,439
Other income                                                      (176)           (237)            (41)           (367)
                                                             ---------       ---------       ---------       ---------

Income (loss) from continuing operations before tax          $   1,339       $ (11,900)      $  (6,064)      $ (17,973)
                                                             =========       =========       =========       =========

(a)   Unallocated  pension income does not include a curtailment charge of $128 related to the closure of the Norristown location of HHT. This curtailment expense has been allocated to the Tubing segment, which includes HHT.

 NOTE 12- COMMITMENTS AND CONTINGENCIES

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
This award amounts to approximately  $4.0 million through the completion date of
April 6, 2007.  H&H  applied to the  Superior  Court of  Connecticut,  Fairfield
County,  to have the arbitration award vacated and a decision was issued on June
26, 2006,  denying H&H's  application.  H&H is appealing this decision.  H&H has been working  cooperatively  with the  Connecticut  Department of  Environmental
Protection  ("CTDEP")  with  respect to its  obligations  under a consent  order entered into in 1989 that applies to both the eastern and western parcels of the property. H&H has been conducting an investigation of the western parcel, and is continuing the process of evaluating  various options for its  remediation.  The sale of the  eastern  parcel that is the  subject of this  litigation  triggered statutory  obligations  under  Connecticut  law  to  investigate  and  remediate
pollution  at  or  emanating  from  the  eastern   parcel.   H&H  completed  the
investigation  and  has  been  actively  conducting   remediation  of  all  soil
conditions  on the  eastern  parcel  for more  than  three  years.  Although  no groundwater  remediation  is  required,  there  will be  monitoring  of same for several years. Remediation of all soil conditions on site was completed on April
6, 2007. The total  remediation  is expected to exceed $28.0  million,  of which approximately  $20.7 million had been expended  through  December 31, 2006.  H&H received  reimbursement  of $2.0 million of these costs from its carrier under a
cost-cap  insurance  policy  and  is  pursuing  its  potential   entitlement  to
additional coverage.

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

ENVIRONMENTAL ACTIONS

      In  connection  with the sale of its  Fairfield,  Connecticut  facility in
2003, the Company was responsible for demolition and  environmental  remediation of the  site,  the  estimated  cost of which  was  included  in the loss on sale
recorded  in  2003.  H&H  determined   that  an  increase  in  the  reserve  for
environmental  remediation was needed in the amount of $28.3 million,  which was recorded in the fourth quarter of 2004. This change in reserve was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  These additional  costs are included in environmental  remediation expense.  An  additional  $3.8  million was  recorded  in  selling,  general and administrative  expenses as a penalty  related to  Fairfield  East.  The Company retains title to a parcel of land  adjacent to the property  sold in 2003.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at September 30, 2006 and December 31, 2005.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THIRD QUARTER OF 2006 WITH THE THIRD QUARTER OF 2005

      Net sales for the third  quarter of 2006  increased by $18.5  million,  or
17.9%, to $121.6 million,  as compared to $103.1 million in the third quarter of
2005.  Sales  increased  by $8.1 million at the Precious  Metals  Segment,  $1.1 million at the Tubing  Segment  and $9.3  million  at the  Engineered  Materials
Segment.  Approximately  half of the rise in  sales  occurred  because  of price increases,  principally  in the Precious  Metals  segment.  The remainder of the increase in sales was due to higher volume and increased market share across all segments, principally in the Engineered Materials segment.

      Gross profit  percentage  increased to 19.7% in the third  quarter of 2006 from 18.5% in the third quarter of 2005.  The major  positive  factor  impacting gross profit in the third quarter was a $2.3 million  favorable  effect from the reduction in quantities of precious  metal  inventories  valued at LIFO cost. In addition,  there was a shift in overall sales mix whereby sales in segments with higher gross profit  percentages  accounted  for more of the total sales in 2006 than in 2005. Partially offsetting this, negative factors affecting gross profit in the third  quarter  of 2006  included  inefficiencies  at the  Company's  new
Mexican tubing facility, raw material price increases, and $0.5 million of costs relating to the shutdown of the Norristown  tubing  facility which is more fully described in the Tubing Segment discussion below.

      Selling,  general  and  administrative  ("SG&A")  expenses  declined  $6.6 million to $14.8  million in the third quarter of 2006 from $21.4 million in the comparable  2005  period.  The  decrease  in SG&A  expenses  was  driven  by the
Company's  cost of its qualified  pension plan,  which was $0.7 million lower in the third  quarter of 2006  compared  to the third  quarter of 2005  principally because pension benefits were frozen for substantially  all non-union  employees at the end of 2005. In addition, the 2005 period included $3.9 million of expenses  related to change in control and  termination of three WHX executives, as well as higher insurance costs  principally  related to the change in control of the  Company.  These  factors  were  partially  offset  by  higher  costs for additional  sales staff and higher  commissions in the 2006 period (in line with sales increases) at certain of H&H's subsidiaries.

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
analysis.

      Restructuring  charges relate to the closing of the Norristown facility. A charge  of  $0.5  million  was  recorded  in  the  third  quarter  statement  of operations.  These charges were primarily for termination  benefits for salaried employees.

      Operating  income  for the  third  quarter  of 2006 was $8.7  million,  as compared to an operating  loss of $2.4 million for the third quarter of 2005. At the segment level, operating income was $7.5 million compared to $3.3 million in
2005. The major factor causing the  improvement in 2006 operating  income is the
LIFO inventory  liquidation  adjustment of $2.3 million. In addition,  the sales increase  generated  additional  gross  margin  dollars  (although  at  a  lower percentage rate than in the third quarter of 2005), and lower SG&A expenses also had a favorable impact on operating income in the third quarter of 2006.

      Interest  expense for the third  quarter of 2006 rose $1.9 million to $5.8 million  from $3.9  million  in the third  quarter of 2005.  Approximately  $0.8 million of the increase was due to additional debt that the Company entered into during the first quarter of 2006.  See  discussion of cash flows from  Financing
Activities  that follows  regarding the Company's new  borrowings.  In addition, interest  rates were higher in the third  quarter of 2006  compared to the third quarter of 2005.

      In the third quarter of 2005,  the Company  recorded $4.9 million of costs related  to  Chapter  11 filing and  reorganization  expenses,  which  represent expenses incurred by WHX because of its  reorganization  under Chapter 11 of the
U.S. Bankruptcy Code. Such expenses principally consist of professional fees for services provided by debtor and creditor professionals directly related to WHX's reorganization proceedings.

      Realized and unrealized losses on derivatives  totaled $1.7 million in the third  quarter  of 2006,  and $1.0  million in the third  quarter  of 2005.  The derivative  instruments  utilized  by the  Company are  precious  metal  forward contracts. The increase in the loss resulted principally from a greater increase in precious  metal prices during the third quarter of 2006 compared to the third quarter of 2005.

      In the  third  quarter  of  2006,  a tax  benefit  of  $0.9  million  from continuing  operations  was  recorded,  and in the third  quarter of 2005, a tax provision of $0.5  million was  recorded.  The 2006 tax benefit from  continuing operations  of $0.9 million  includes a tax benefit of $1.6  million  related to discontinued operations.  The Company's total tax provision from both continuing and discontinued  operations of $0.7 million in 2006 and $0.5 million in 2005 is principally  for state and foreign  taxes.  The Company has recorded a valuation allowance  related to the tax benefits  associated with its operating  losses in each period due to the uncertainty of realizing these benefits in the future.

      The  net  income  (loss)  from  discontinued  operations  relates  to  the
Company's  wire and cable  business,  which had been part of the Wire and Tubing segment.  In 2004 the Company  evaluated the current operating plans and current and forecasted  operating results of its wire and cable business.  In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets",
the Company  determined  that there were  indicators  of  impairment  based upon continued  operating  losses,  deteriorating  margins,  and rising raw  material costs.  An  estimate  of future  cash flows  indicated  that cash flows would be insufficient  to  support  the  carrying  value of the  long-term  assets of the business.  Accordingly,  these assets were written down to their  estimated fair value by recording  non-cash asset  impairment  charges totaling $8.2 million in
2004.  The  decision to close these  operations  resulted in 2004  restructuring charges of $1.2 million for  termination  benefits and related  costs,  and $0.4 million  for clean up costs  related to one of its  facilities.  On January  13,
2005, the Company  decided to permanently  close the wire and cable  businesses.
The Company operated these facilities on a limited basis in the first quarter of
2005 in order to fulfill  customer  commitments.  In the second quarter of 2005, all operations of the wire and cable business were concluded. Accordingly, these businesses are reported as  discontinued  operations.  A gain on the disposal of assets,  net of tax,of $2.9 million in the third quarter of 2006 reflects a gain on the sale of the  land  and  building  formerly  used in the  wire  and  cable business. This compares to a loss of $0.3 million in the third quarter of 2005.

      The comments that follow compare  revenues and operating income by segment for the third quarter of 2006 and 2005:

PRECIOUS METALS

      Sales for the Precious  Metals segment  increased $8.1 million,  or 28.7%, from $28.1 million in 2005 to $36.1  million in 2006,  driven mainly by precious metal price increases.  In addition,  higher volume also occurred with increased sales to existing  customers as well as to new customers due to new distribution and sales force initiatives. However, this was partially offset by reduced sales at the HHEM operation.

      Operating income for the Precious Metals segment increased $3.9 million to operating  income of $2.9 million in the third quarter of 2006 from an operating loss of $1.0 million in 2005. The improvement in operating  income was primarily caused by a $2.3  million  favorable  effect on segment  gross  profit  from the liquidation  of  precious  metal  inventories  valued  at LIFO cost in the third quarter of 2006. In addition,  the increased  sales as well as a more  favorable mix of fabrication (higher margin) versus plating (lower margin) revenues in the third quarter of 2006 compared to 2005 also  contributed  to improved  operating income in 2006.  This was  partially  offset by  operating  results for the HHEM operation,  which experienced excessive overhead costs per unit of production as its volume declined.

TUBING

      In the third quarter of 2006, sales for the Tubing Segment  increased $1.1 million,  or  3.8%,  from  $29.4  million  in 2005 to  $30.5  million  in  2006, principally due to higher volume and increased market share. On May 9, 2006, the
Company  announced the closure of the Norristown,  Pennsylvania  facility of the
H&H Tube Co. The  Norristown  facility  continued  to  operate  during the third quarter of 2006 with  reduced  sales as compared  to the third  quarter of 2005.
Norristown's  small coil business was transferred to the Company's Camdel Metals facility,  which showed increased sales,  partially  offsetting the reduction at
H&H Tube Co. (Norristown).

      Operating income decreased by $1.9 million despite the sales increase,  to a loss of $1.9 million in the third  quarter of 2006 from a breakeven  result in the third  quarter of 2005,  including  $0.5  million of costs  relating  to the shutdown of the Norristown  facility.  In addition,  cost  inefficiencies at the
Company's new Mexican tubing facility also  contributed to the operating loss in the 2006 quarter.

ENGINEERED MATERIALS

      Sales for the Engineered  Materials  Segment  increased  $9.3 million,  or
20.3%,  from $45.7  million in the third quarter of 2005 to $54.9 million in the third quarter of 2006. This sales increase was primarily  driven by market share gains in the roofing  sector and new  product  sales in the lumber yard and home center markets. Additionally, sales in the electrical contracting,  plumbing and distribution markets experienced strong gains.

      Operating  income  increased in the third  quarter of 2006 by $2.1 million from $4.4  million  in 2005 to $6.5  million  in 2006  primarily  because of the higher sales volume and improved  operational  efficiencies  resulting  from the major capital  investments in the Company's  fastener division completed in late
2005.  However, an increase in selling expenses and marketing personnel offset a portion of this increase.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  declined  from $6.2 million in the third quarter of 2005 to $0.9  million in the third  quarter  of 2006.  The  principal reason for the decline was because  the 2005  period  included  $3.9  million of expenses  related to change in control and  termination  of three WHX executives plus higher costs for insurance  principally related to the change in control of the Company,  than in the third quarter of 2006.  The 2006 period  includes $0.8 million of insurance  proceeds  received  for losses  incurred in a 2002 fire at
Sumco,  which was not allocated to the Precious  Metals  segment.  The Company's pension credit rose by $0.7 million in the third quarter of 2006 compared to the same period in

2005  principally  because pension  benefits were frozen for  substantially  all non-union employees at the end of 2005.

COMPARISON OF THE FIRST NINE MONTHS OF 2006 WITH THE FIRST NINE MONTHS OF 2005

      Net sales for the first nine months of 2006 increased by $55.0 million, or
18.0%, to $359.6 million, as compared to $304.6 million in the first nine months of 2005.  Sales increased by $24.6 million at the Precious Metals Segment,  $6.9 million at the Tubing  Segment  and $23.5  million at the  Engineered  Materials
Segment. The higher sales occurred principally because of an increase in volume, which rose across all segments,  but  particularly  in the Engineered  Materials segment. The remainder of the sales increase,  due to price increases,  occurred principally in the Precious  Metals segment because of an increase in the market price of precious metals.

      Gross  profit  percentage  increased  slightly  to 19.1% in the first nine months of 2006 from 19.0% in the first nine months of 2005.  The major  positive factor  impacting  gross  profit  in the  first  nine  months of 2006 was a $4.1 million  favorable  effect from the reduction in  quantities  of precious  metal inventories valued at LIFO cost In addition,  there was a shift in overall sales mix whereby sales in segments with higher gross profit percentages accounted for more of the  total  sales in 2006  than in 2005.  Offsetting  these,  the  major factors that negatively impacted gross profit percentage in the 2006 period were inefficiencies  at the  Company's new Mexican  tubing  facility and raw material price increases, especially precious metals.

      Selling,  general and  administrative  ("SG&A")  expenses declined by $6.3 million to $45.8  million in the first nine months of 2006 from $52.1 million in the  comparable  2005 period.  One  significant  reason for the decrease in SG&A expenses in 2006 was because the 2005 period included  non-recurring expenses of
$4.1  million  related  to  change  in  control  and  termination  of three  WHX executives, as well as high insurance costs related principally to the change in control of the Company. In addition, the Company's cost of its qualified pension plan was $1.9  million  lower in the first nine  months of 2006  compared to the first nine months of 2005  principally  because pension benefits were frozen for substantially all non-union employees at the end of 2005. These lower costs were partially  offset  by  higher  costs  for  additional  sales  staff  and  higher commissions (in line with sales increases) at certain of H&H's subsidiaries.

      Environmental remediation expense of $2.9 million in the first nine months of 2006 includes $1.5 million related to the Company's estimated exposure at the
Shpack  landfill  site,  and $0.8  million  in  connection  with  the  Company's
Norristown  Pennsylvania  facility.  H&H  received  a  notice  letter  from  the
Environmental  Protection Agency ("EPA") in August 2006 formally naming H&H as a potentially  responsible party ("PRP") at the Shpack landfill  superfund site in
North Attleboro,  Massachusetts. H&H then voluntarily joined a group of ten (10)
other  PRPs  (which  group  has  since  increased  to  thirteen  (13))  to  work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine  whether there are other parties that sent hazardous  substances to the Shpack site but that have not received notice letters nor been named as PRPs to date. No allocation as to percentages of  responsibility  for any of the PRPs has  been  assigned  or  accepted;  proposed  allocations  are  expected  to  be determined  during the second quarter of 2007 (although that could be extended), at which point H&H could still withdraw from the group.  The PRP group submitted its good faith offer to the EPA in late October 2006. It is not anticipated that the EPA will  accept  or reject  the PRPs'  offer  until  some time in 2007.  If accepted,  it is not anticipated  that PRP remedial  activities at the site will begin before 2008. The remediation of a significant  amount of the contamination at the site is the  responsibility  of the U.S.  Army Corps of  Engineers.  That portion of the work has begun but is not expected to be  completed  before 2008, at which time the remaining work will be more clearly defined.  At the Company's
Norristown facility, the Company recently completed a study which indicated that environmental  remediation activities with an estimated cost of $0.8 million are required,  which the Company accrued as of the first quarter of 2006. There were no environmental remediation expenses charged in the first nine months of 2005.

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
analysis.

      Restructuring charges relating to the Norristown facility was $2.4 million for the first nine months of 2006. These charges included  termination  benefits of $2.0 million,  $0.1 million  resulting from a pension  curtailment,  and $0.3 million of other charges.

      Operating  income  for the first  nine  months of 2006 was $15.9  million, which was  $10.1  million  higher  than the first  nine  months of 2005.  At the segment level,  operating  income was $17.2 million compared to $13.7 million in the first nine months of 2005. The improvement in operating income was primarily caused by a $4.1  million  favorable  effect on segment  gross  profit  from the liquidation of precious metal inventories  valued at LIFO cost in the first nine months of 2006. In addition,  at both the consolidated  and segment levels,  the
sales  increase  generated   additional  gross  margin  dollars  and  there  was
additional  improvement from lower SG&A expenses.  However,  significant charges for asset impairments and restructuring costs offset much of these improvements.
The  improvement in operating  income was lower at the segment level than at the consolidated  level in 2006 because neither the reduced cost of the pension plan in the  first  nine  months  of  2006  nor  the  non-recurring  charges  for the termination  and change of control of WHX executives in 2005 is allocated to the segments, but is included in "unallocated corporate expenses".

      Interest  expense for the first nine  months of 2006 rose $2.5  million to
$15.7 million from $13.2 million in the first nine months of 2005.  There was an increase of  approximately  $1.9 million due to additional debt that the Company entered into during the first nine months of 2006.  See discussion of cash flows from Financing  Activities that follows  regarding the Company's new borrowings.
In  addition,  interest  rates  were  higher  in the first  nine  months of 2006 compared to the first nine months of 2005. These increases were partially offset
because  the  Company's  10  1/2%  Senior  Notes,   which  accrued  interest  of
approximately  $1.8 million in the first  quarter of 2005,  were  cancelled  and annulled as part of the Company's Chapter 11 Plan of  Reorganization,  and thus, no such interest expense was recorded in 2006.

      In the first nine months of 2005,  the Company  recorded  $9.5  million of costs related to Chapter 11 filing and reorganization  expenses, which represent expenses incurred by WHX because of its  reorganization  under Chapter 11 of the
U.S. Bankruptcy Code. Such expenses  principally  consisted of professional fees for services provided by debtor and creditor  professionals  directly related to
WHX's reorganization proceedings.

      Realized and unrealized losses on derivatives  totaled $6.2 million in the first nine months of 2006,  compared to $1.4 million in the first nine months of
2005.  The  derivative  instruments  utilized by the Company are precious  metal forward contracts.  The increase in the loss resulted principally from a greater increase in precious  metal prices during the first nine months of 2006 compared to the same period of 2005.

      In the first nine months of 2006,  a tax  provision  of $0.3  million from continuing operations was recorded,  and in the first nine months of 2005, a tax provision  of  $1.3  million  was  recorded.  The  2006  net tax  provision  for continuing  operations  of $0.3  million  includes a tax benefit of $1.6 million related to discontinued operations.  The Company's total tax provision from both continuing and discontinued  operations of $1.9 million in the first nine months of 2006 and $1.3 million in 2005 is principally for state and foreign taxes. The
Company  has  recorded  a  valuation  allowance  related  to  the  tax  benefits associated  with its operating  losses in each period due to the  uncertainty of realizing these benefits in the future.

      The  net  income  (loss)  from  discontinued  operations  relates  to  the
Company's  wire and cable  business,  which had been part of the Wire and Tubing segment.  In 2004 the Company  evaluated the current operating plans and current and forecasted  operating  results of its wire & cable  business.  In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets",
the Company  determined  that there were  indicators  of  impairment  based upon continued  operating  losses,  deteriorating  margins,  and rising raw  material costs.  An  estimate  of future  cash flows  indicated  that cash flows would be insufficient  to  support  the  carrying  value of the  long-term  assets of the business.  Accordingly,  these assets were written down to their  estimated fair value by recording  non-cash asset  impairment  charges totaling $8.2 million in
2004.  The  decision to close these  operations  resulted in 2004  restructuring charges of $1.2 million for  termination  benefits and related  costs,  and $0.4 million  for clean up costs  related to one of its  facilities.  On January  13,
2005, the Company  decided to permanently  close the wire and cable  businesses.
The Company operated these facilities on a limited basis in the first quarter of
2005 in order to fulfill  customer  commitments.  In the second quarter of 2005, all operations of the wire and cable business were concluded. Accordingly, these businesses are reported as discontinued  operations.  The income, net of tax, of
$2.7  million in the first nine months of 2006  reflects a loss of $0.2  million offset  by a gain of $2.9  million,  net of tax,  on the  sale of the  land  and building  formerly used in the wire and cable business.  This compares to a loss of $3.8  million in the first nine months of 2005,  which  reflects an operating loss of $4.5  million  offset  by a gain on the  sale of  fixed  assets  of $0.7 million.

      The comments that follow compare  revenues and operating income by segment for the first nine months of 2006 and 2005:

PRECIOUS METAL

      Sales for the Precious Metal segment  increased  $24.6 million,  or 28.1%, from $87.7  million in the first  nine  months of 2005 to $112.2  million in the same  period of 2006,  driven  mainly by  precious  metal  price  increases.  In addition, higher volume also occurred with increased sales to existing customers as well as to new  customers  due to new distribution and sales initiatives.

      Operating income for the Precious Metals segment increased $7.4 million to
$7.8 million in 2006 from $0.4  million in 2005.  The  improvement  in operating income was primarily caused by a $4.1 million  favorable effect on segment gross profit from the liquidation of precious metal  inventories  valued under LIFO in the first nine months of 2006.  In addition,  the  increased  sales as well as a more favorable mix of fabrication  (higher margin) versus plating (lower margin)
revenues in the first nine months of 2006 compared to 2005, also  contributed to improved operating income in 2006.

TUBING

      In the first nine months of 2006,  sales for the Tubing Segment  increased
$6.9  million,  or 7.9%,  from $86.4  million in 2005 to $93.2  million in 2006, principally due to a volume increase.  On May 9, 2006, the Company announced the closure  of the  Norristown,  Pennsylvania  facility  of the H&H  Tube  Co.  The
Norristown facility continued to operate through the third quarter, during which
Norristown's  small coil business was transferred to the Company's Camdel Metals facility.

      Operating income decreased by $7.3 million despite the sales increase,  to a loss of $5.6 million in the first nine months of 2006 from operating income of
$1.7  million in the same period of 2005.  A total of $4.2  million of this loss relates to restructuring costs of $2.4 million and an asset impairment charge of
$1.8 million recorded in the second quarter of 2006; both of which relate to the closing of the Norristown  facility.  In addition,  cost  inefficiencies  at the
Company's new Mexican tubing facility also  contributed to the operating loss in the nine month period ended September 30, 2006.

ENGINEERED MATERIALS

      Sales for the Engineered  Materials  Segment  increased $23.5 million from
$130.6  million in the first nine  months of 2005 to $154.1  million in the same period  of  2006  due to  increased  volume  in  all  product  lines.  Partially offsetting  these  increases  were selling  price  reductions  at the  segment's electrogalvanized steel unit.

      Operating  income  increased  in the  first  nine  months  of 2006 by $3.4 million from $11.6 million in 2005 to $15.0 million in 2006 primarily because of the higher sales volume.  However, an increase in selling expenses and marketing personnel offset part of this increase.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  declined  from $9.5 million in the first nine  months of 2005 to $2.7  million  in the  first  nine  months of 2006.  One significant reason for the decrease in SG&A expenses in 2006 was because the
2005 period included non-recurring expenses of $4.1 million related to change in control and termination of three WHX executives, as well as high insurance costs also  related  principally  to the change in control  of the  Company.  The 2006 period includes $0.8 million of insurance  proceeds received for losses incurred in a 2002 fire at Sumco, which was not allocated to the Precious Metals segment.
The  Company's  pension  credit rose by $1.9 million in the first nine months of
2006 compared to the same period in 2005  principally  because pension  benefits were frozen for substantially all non-union employees at the end of 2005.

DISCUSSION OF THE CONSOLIDATED STATEMENT OF CASH FLOWS

      As of September 30, 2006,  the Company's  current  assets  totaled  $138.2 million and its current  liabilities  totaled $151.6 million;  a working capital deficit of $13.4 million.  The Company's working capital deficit at December 31,
2005 was $121.5  million.  As of  December  31,  2005,  all debt other than $4.9 million of foreign  debt was  classified  as current due to  noncompliance  with certain debt covenants.  As of September 30, 2006, such debt has been classified as  long-term  since the Company is no longer in default on the debt as a result of the March 29, 2007  Amendment and Waiver to the Loan and Security  Agreements
(see discussion under liquidity).

      Net cash used by operating  activities for the nine months ended September
30, 2006 totaled $11.6  million.  Income from  operations  adjusted for non-cash income  and  expense  items  provided  $10.7  million of cash.  Working  capital accounts used $20.9 million of cash, as follows:  Accounts  receivable used $9.7 million,  inventories  used $0.3  million,  and net  other  current  assets  and liabilities  used $10.9  million.  Other  non-working  capital items included in operations  used $1.0  million.  Cash used by operating  activities in the first nine months of 2005 totaled $4.7 million,  and principally was caused by the net loss of the period,  as well as seasonal working capital needs for inventory and accounts  receivable,  but was  favorably  impacted  by $10.9  million  from the liquidation of the net current assets of the  discontinued  operation,  the wire and cable business.

      In the nine month  periods ended  September  30, 2006 and 2005,  inventory
(excluding  the sale of the  Singapore  operation in 2006) used $0.3 million and
$4.7 million,  respectively.  Inventories totaled $58.2 million at September 30,
2006,  a decrease of $2.7  million,  or 4.5%,  as compared to December 31, 2005.
During the first nine months of 2006,  the Company  reduced  its  quantities  of precious  metals in inventory  principally  because of the wind-down of the HHEM business and because of the sale of its interest in a Singapore operation.

      The use of funds due to accounts  receivable in both the first nine months of 2006 and 2005 ($9.7 million and $11.7 million, respectively) was caused by an increase in accounts receivable which resulted from higher sales levels for that respective  quarter  compared to the fourth quarter of the prior year. Net sales in the third quarter of 2006 were $121.6  million,  as compared to $99.2 million in the fourth  quarter of 2005, an increase of $22.4  million.  Net sales in the third quarter of 2005 were $103.1  million,  as compared to $84.2 million in the fourth quarter of 2004; an increase of $18.9 million.

      Net other current assets and  liabilities  used $10.9 million of cash flow in the first nine months of 2006 and provided $8.6 million in the same period of
2005.  The  increase  in funds  used was  partially  driven by cash used for the payment of $14.4  million of  environmental  remediation  costs  during the 2006 period,  as compared to $3.3  million  during the first nine months of 2005.  In addition,  payments to fund the WHX Pension Plan totaling $4.9 million were made in the first nine  months of 2006.  There was also a greater  increase  in trade accounts  payable in the nine months  ending  September 30, 2005 than during the comparable  period in 2006. This was partially offset by $5.5 million of Chapter
11-related expenses paid in the first nine months of 2005.

      Other non-working capital items included in operating activities used $1.0 million in the first nine months of 2006,  as  compared  to $41  thousand in the first nine months of 2005.

      Investing  activities  used net cash of $6.1  million  in the  first  nine months of 2006,  compared  to $15.6  million  in the same  period  of 2005.  The decrease  was  driven by reduced  capital  spending  in 2006.  In the first nine months of 2006, $6.8 million was spent on capital  improvements,  as compared to
$16.7 million in the first nine months of 2005. The higher  capital  spending in
2005 was principally  related to a plant expansion at H&H's fastener facility in
Agawam, MA. In addition,  in the first nine months of 2006, the Company sold the remaining  land and building from its  discontinued  wire and cable business for net  proceeds of $7.2  million,  as  compared to proceeds  from sale of wire and cable group assets of $1.7 million in the same period in 2005. Furthermore,  the
Company sold its interest in a Singapore  operation for $0.6 million  during the first nine months of 2006. This was partially offset by $7.2 million of net cash paid out for  precious  metal  derivative  contracts  in 2006,  compared to $0.6 million in 2005.

      Financing  activities provided $18.4 million of net cash in the first nine months of 2006,  principally  from new  borrowings,  which totaled $26.0 million during the period.  The increase in debt between December 31, 2005 and September
30, 2006 consisted of the  following:  On December 29, 2005, H&H entered into an amendment to its Term B Loan with Steel.  This  amendment  provided  for,  among other things, an increase of the Term B Loan in January 2006 by $10 million.  On
January 24, 2006, H&H's wholly-owned  subsidiary,  OMG, Inc. entered into a loan agreement with Sovereign Bank for $8.0 million,  collateralized by a mortgage on
OMG, Inc.'s real property.  On March 31, 2006, H&H and Steel  Partners,  II L.P.
agreed to an increase  in the Term B Loan in the amount of $9.0  million and the prepayment  in the same amount of a portion of H&H's  subordinated  intercompany promissory note issued to WHX. Financing activities provided $8.4 million in the first nine months of 2005 from  additional term loans of $8.4 million as well as net drawdowns on the revolving credit facility.

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
2005.

ITEM 4.      CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial  Officer  concluded  that as of  September  30,  2006  and  2005,  our disclosure  controls and  procedures  were not  effective  in ensuring  that all information required to be disclosed in reports that we file or submit under the
Exchange Act is recorded,  processed,  summarized  and reported  within the time periods  specified  in the SEC rules and  forms  and that  such  information  is accumulated and  communicated  to our management,  including our Chief Executive
Officer and Chief Financial  Officer,  in a manner that allows timely  decisions regarding required disclosure.

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

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or detected.  As of September 30, 2006, we have  concluded  that the Company did not maintain effective  disclosure  controls and procedures due to the following material weaknesses:

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
Additionally, these control deficiencies could result in a material misstatement in any of the Company's  accounts or disclosures that would result in a material misstatement  of the annual or interim  consolidated  financial  statements that would not be  prevented  or  detected.  As of  September  30,  2006,  we did not maintain effective controls over:

      (1) the accuracy,  valuation and disclosure of our goodwill and intangible asset  accounts  and the  related  impairment  expense  accounts.  Specifically, effective  controls  were not  designed  and in place to ensure that an adequate periodic impairment analysis was conducted,  reviewed,  and approved in order to identify and accurately record  impairments as required under generally accepted accounting  principles.  This control deficiency  resulted in the restatement of our annual consolidated  financial  statements for 2003 and prior years, and the unaudited quarterly  consolidated financial statements for 2004 as well as audit adjustments to the annual 2004 consolidated financial statements.  Additionally, this control  deficiency  could result in a material  misstatement  of goodwill, intangible assets and related impairment expense accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly,  management has determined that this control deficiency constitutes a material weakness.

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

                                    May 18, 2007

