Form 10-K
period 2006-12-31
WHX CORP
filed 2007-05-21
CIK 106618

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
      ACT OF 1934

      For the fiscal year ended December 31, 2006

                                       OR

|_|   TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the transition period from __________ to __________

Commission file number 1-2394

                                 WHX CORPORATION
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                      13-3768097
                --------                                      ----------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

        555 THEODORE FREMD AVENUE                                10580
              RYE, NEW YORK                                   (Zip code)
              -------------                                   ----------
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

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2006 totaled approximately $45.7 million based on the then-closing stock price.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes |_| No |X|

      On March 26, 2007, there were approximately 10,000,498 shares of common stock, par value $0.01 per share.

                                TABLE OF CONTENTS

   Item                                                                                                        Page
   ----                                                                                                        ----

PART I

Item 1.    Business                                                                                               3
Item 1A.   Risk Factors                                                                                           6
Item 2.    Properties                                                                                            10
Item 3.    Legal Proceedings                                                                                     10
Item 4.    Submission of Matters to a Vote of Security Holders                                                   14

PART II

Item 5.    Market for Registrant's Common Equity and Related Matters                                             14
Item 6.    Selected Financial Data                                                                               16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                 18
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                                            39
Item 8.    Financial Statements and Supplementary Data                                                           40
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  92
Item 9A.   Controls and Procedures                                                                               92

PART III

Item 10.   Directors and Executive Officers of the Company                                                       94
Item 11.   Executive Compensation                                                                                96
Item 12.   Security Ownership of Certain Beneficial Owners and Management                                       104
Item 13.   Certain Relationships and Related Transactions                                                       105
Item 14.   Principal Accountant Fees and Services                                                               106

PART IV

Item 15.   Exhibits and Financial Statement Schedules                                                           106

ITEM 1. BUSINESS

THE COMPANY

WHX CORPORATION

      WHX  Corporation  ("WHX")  is a holding  company  that  invests  in and/or manages  a group  of  businesses.  WHX's  primary  business  is  Handy &  Harman
(together with its subsidiaries,  "H&H"), a diversified  manufacturing  company.
H&H is also  principally  a  holding  company  which  owns  operating  companies
(described below). WHX also owns Bairnco Corporation.  See "Recent Developments"
below. WHX,  together with all of its subsidiaries,  shall be referred to herein as the "Company".

      WHX acquired H&H in April 1998. H&H's operating  companies encompass three segments (a) Tubing,  which  manufactures  and sells tubing products  fabricated from stainless steel,  carbon steel and specialty  alloys;  (b) Precious Metals, which  manufactures  and sells  precious  metal  brazing  products and precision electroplated  materials and stamped parts; and (c) Engineered Materials,  which
manufactures   and  sells   engineered   materials   supplied  to  the  roofing,
construction,  natural gas, electric,  and water industries.  H&H's products are sold to  industrial  users in a wide range of  applications  which  include  the roofing,  construction,  electric,  electronic,  automotive  original equipment, computer equipment, oil, refrigeration, utility, telecommunications, medical and energy related industries.

BUSINESS STRATEGY

      The  Company's  business  strategy  is  (a)  to  enhance  the  growth  and profitability  of H&H and to  build  upon  the  strengths  of  certain  of H&H's businesses  through  internal  growth and  strategic  acquisitions,  and to make profitable  acquisitions  from time to time and (b) to maximize the value of the businesses of Bairnco.

      H&H expects to continue to focus on high margin  products  and  innovative technology,  while  limiting  its  exposure  to  low  margin,  capital-intensive businesses.  As part of  that  strategy,  in  March  2007,  H&H  sold  the  East
Providence,  Rhode Island facility of Handy & Harman Electronic Materials Corp., and in 2006, H&H closed its H&H Tube Co. Norristown,  Pennsylvania facility, and sold its 50% interest in a Singapore  precious  metals  operation.  In 2005, H&H closed its wire and cable  operations  and in 2002,  H&H  exited  certain of its precious metal  activities  that had been part of its historical  business base.
H&H focuses its engineering expertise to expand production of higher value-added products.  H&H from time to time  continues  to  evaluate  the sale of  non-core
assets  and   certain   underperforming   businesses,   as  well  as   strategic
acquisitions. WHX has provided, and may provide from time to time in the future, information to interested  parties regarding portions of its non-core assets and businesses.

      Pursuant to an Asset Purchase  Agreement  dated as of December 28, 2006, a subsidiary of H&H acquired a mechanical roofing fastener business.  The purchase price was approximately $26 million, including a working capital adjustment. The assets acquired included, among other things, machinery, equipment,  inventories of raw materials,  work-in-process  and finished  products,  certain  contracts, accounts  receivable and  intellectual  property  rights,  all as related to the acquired business and as provided in the Asset Purchase Agreement. This acquired business develops and manufactures  fastening systems for the commercial roofing industry.  H&H believes this  acquisition  solidifies  its position as a leading manufacturer and supplier of mechanical  fasteners,  accessories and components, and  building  products  for  the  North  American  commercial  and  residential construction industry.

RECENT DEVELOPMENTS

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

      Unless specifically provided herein,  references to the Company or similar terms do not include Bairnco, which became a subsidiary of WHX in April 2007.

PRODUCTS AND PRODUCT MIX

      TUBING SEGMENT

      H&H manufactures a wide variety of steel tubing  products.  Small-diameter precision-drawn  tubing fabricated from stainless steel, nickel alloy and carbon and alloy steel is produced in many sizes and shapes to critical  specifications
for  use  in  the  appliance,  refrigeration,   petrochemical,   transportation,
semiconductor,  aircraft and instrumentation industries.  Additionally,  tubular products are manufactured for the medical industry for use in implants, surgical devices and instrumentation.

      PRECIOUS METALS SEGMENT

      H&H's  precious  metals  activities  include the  fabrication  of precious metals and their  alloys into  brazing  alloys and the  utilization  of precious metals in precision electroplating.

      H&H's profits from precious metal brazing alloy  products are  principally derived from the "value added" of processing and  fabricating  (and not from the purchase and resale of) precious metals.  In accordance with general practice in the industry,  prices to customers are generally a composite of two factors: (1)
the value of the precious metal content of the product and (2) the  "fabrication value", which includes the cost of base metals, labor,  overhead,  financing and profit.  Fabricated  precious metal brazing  alloys are used in many  industries
including   automotive,   air   conditioning,   general   industrial  and  other
metal-joining industries.

      H&H produced  precision-stamped,  electroplated  and molded  materials and stamped  parts (often using gold,  silver,  palladium and various base metals on such  materials  and  stamped  parts)  for use in the  automotive,  electronics, telecommunications, semiconductor, and computer industries. The Company sold its precision-stamping operation in March 2007.

      ENGINEERED MATERIALS SEGMENT

      H&H manufactures fasteners,  fastening systems, plastic and steel fittings and connectors,  non-ferrous  thermite  welding powders,  and  electrogalvanized products for the roofing, construction, appliance, do-it-yourself,  natural gas, electric and water distribution industries.

CUSTOMERS

      H&H is diversified across industrial  markets and customers.  H&H sells to customers in the construction, electronics,  telecommunications,  home appliance
OEM, transportation,  utility, medical,  semiconductor,  computer, aerospace and general  manufacturing  industries.  In 2006 and 2005, no customer accounted for more  than 5% of H&H's  sales.  In 2004,  one  customer  within  our  engineered materials segment accounted for 7.1% of H&H's sales.

RAW MATERIALS

      The  raw  materials  used by H&H in its  precious  metal  segment  consist principally of silver,  gold, copper,  zinc, nickel, tin, and the platinum group metals in various forms. H&H purchases its precious metals at market prices from primary  producers,  bullion  dealers,  or in the form of scrap.  The  prices of silver,  gold,  and  palladium are subject to  fluctuations  and are expected to continue to fluctuate and be affected by world market  conditions.  Nonetheless,
H&H has  generally  not  experienced  any  problem in  obtaining  the  necessary quantities of raw materials.  To the extent that supplier or customer metals are used by H&H,  the  amount  of  inventory  which H&H owns is  generally  reduced.
Precious  metal raw  materials  are  generally  readily  available  from several sources.  H& H does not engage in  speculative  buying or  selling  of  precious metals.

      The raw materials used by H&H in its non-precious metal operations consist principally of stainless, galvanized, and carbon steel, nickel alloys, a variety of high-performance alloys, and various plastic compositions.  H&H purchases all such raw materials at open market  prices from  domestic and foreign  suppliers.
H&H has  generally  not  experienced  any  long-term  problem in  obtaining  the necessary quantities of raw materials. Prices and availability,  particularly of raw materials  purchased  from foreign  suppliers,  are affected by world market conditions.

BACKLOG

      H&H has no material backlog.

CAPITAL INVESTMENTS

      The Company believes that H&H's business segments must continuously strive
to  improve   productivity  and  product  quality,  and  control  and/or  reduce manufacturing costs, in order to remain competitive. Accordingly, H&H's business segments  expect to continue to incur capital  investments  that reduce  overall manufacturing costs,  improve the quality of products produced,  and broaden the array of products  offered to H&H's several markets  served,  as well as replace equipment as necessary to maintain  compliance  with  environmental,  health and safety laws and  regulations.  H&H's capital  expenditures for 2006 and 2005 for continuing operations were $7.7 million and $20.4 million, respectively. A major capital  project in 2005 and 2006  consisted  of  establishing  a carbon  tubing facility for the refrigeration and automotive  markets in Mexico.  Approximately
$10.0  million of the 2005  expenditures  related to a plant  expansion at H&H's fastener  facility in Agawam,  MA. The level of capital  expenditure in 2006 and
prior  were  needed  to  expand  and  maintain  productive   capacity,   improve
productivity  and upgrade selected  facilities to meet competitive  requirements
and  maintain   compliance  with  environmental   health  and  safety  laws  and
regulations.  H&H anticipates funding its capital expenditures in 2007 from cash on hand;  funds generated by operations and borrowed funds.  H&H anticipates its capital expenditures will approximate  depreciation,  on average,  over the next few years.  Other than at H&H,  the  Company did not make any  material  capital expenditures in 2006.

ENERGY REQUIREMENTS

      H&H requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities.  A shortage of electricity or natural gas, or a government  allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

EMPLOYMENT

      Total active  employment  of the Company at December  31, 2006  aggregated
1,628 employees worldwide.  Of these employees,  514 were office employees,  466 were  covered  by  collective  bargaining  agreements  and  648  were  non-union operating employees.

COMPETITION

      There are many  companies,  both domestic and foreign,  which  manufacture tubing  products  and  other  specially  engineered  products  of the  type  H&H manufactures.  There are also a number of  competitors in each of the classes of precious metal products we sell.  Some of these  competitors  are larger than we are and have financial  resources  greater than we do. Some of these competitors enjoy certain other competitive advantages,  including greater name recognition;
greater financial,  technical, marketing and other resources; a larger installed base of customers; and well-established relationships with current and potential customers.  Competition is based on quality, technology,  service, and price and in some  industries,  new  product  introduction,  each  of  which  is of  equal importance.

PRIOR OPERATIONS

      WHX's   other   business   through   August   1,   2003,    consisted   of
Wheeling-Pittsburgh  Corporation  ("WPC") and six of its subsidiaries  including
Wheeling-Pittsburgh   Steel  Corporation   ("WPSC"),  a  vertically   integrated
manufacturer of value-added and flat rolled steel products.  WPSC, together with
WPC and its other subsidiaries shall be referred to herein as the "WPC Group."

      On November  16,  2000,  the WPC Group filed  petitions  for relief  under
Chapter 11 of the Bankruptcy Code in the United States  Bankruptcy Court for the
Northern   District   of   Ohio,   and   continued   business    operations   as
debtors-in-possession until emerging from bankruptcy on August 1, 2003. Pursuant to the terms of the WPC Plan of  Reorganization,  the WPC  Group  ceased to be a subsidiary of WHX effective  August 1, 2003, and from that date forward has been an  independent  company.  Accordingly,  as of November 16, 2000,  WHX no longer consolidated WPC and the accompanying  financial data in the Report on Form 10-K excludes the operating results of WPC for the periods after November 16, 2000.

ITEM 1A. RISK FACTORS

      This Report includes  "forward-looking  statements"  within the meaning of
Section 27A of the  Securities Act of 1933, as amended (the  "Securities  Act"), and Section 21E of the Exchange Act, including,  in particular,  forward-looking statements under the headings "Item 7 - Management's  Discussion and Analysis of
Financial  Condition  and  Results  of  Operations"  and  "Item  8  -  Financial
Statements  and  Supplementary  Data."  These  statements  appear in a number of places in this Report and include statements  regarding WHX's intent,  belief or current  expectations  with  respect to (i) its  financing  plans,  (ii)  trends affecting its financial condition or results of operations, and (iii) the impact of competition.  The words "expect,"  "anticipate," "intend," "plan," "believe,"
"seek,"  "estimate,"  and similar  expressions  are  intended  to identify  such
forward-looking   statements;   however,   this  Report  also   contains   other
forward-looking statements in addition to historical information.

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

RISKS RELATING TO OUR FINANCIAL CONDITION AND RECENTLY COMPLETED REORGANIZATION

WE HAVE A  HISTORY  OF  LOSSES  AND  CANNOT  ASSURE  YOU  THAT  WE WILL  ACHIEVE
PROFITABILITY IN 2007.

      We  have  incurred   significant  losses  and  negative  cash  flows  from
operations in recent years, and our prospects must be considered in light of the risks, expenses, and difficulties  frequently encountered in operating a company that has just emerged from  protection  under Chapter 11 of the Bankruptcy  Code
(see "Item 3 - Legal  Proceedings").  In addition,  the  consolidated  financial statements for

the years ended December 31, 2004 and 2005 have been prepared  assuming that the
Company will continue as a going concern. Note 1A to such consolidated financial statements  included  in our  Annual  Report  on Form  10-K for the  year  ended
December 31, 2005  describes a number of  conditions  concerning  the  Company's liquidity difficulties, and states that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

      The Company incurred net operating losses of $18.2 million,  $34.7 million and  $140.4  million  for the years  ended  December  31,  2006,  2005 and 2004, respectively, and had negative cash flows from operations of $18.8 million, $5.0 million and $39.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, the Company has an accumulated deficit of
$412.1 million and a working capital deficit of $1.6 million.  Additionally, the
Company has not been in  compliance  with certain of its bank  covenants and has been  required to obtain a number of waivers  from its  lenders  related to such covenants.

      As of December 31, 2006, WHX and its unrestricted subsidiaries had cash of approximately  $0.8  million  and  current  liabilities  of  approximately  $7.5 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable to a related party.  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiaries,  H&H and Bairnco, or other  discrete  transactions.  H&H's  bank  credit  facilities  and term  loans effectively  do not permit it to transfer  any cash or other assets to WHX (with the  exception of an unsecured  loan for required  payments to the pension plan, and for other uses of an unsecured loan in the aggregate principal amount not to exceed  $3.5  million  under  certain  conditions),  and are  collateralized  by substantially all of H&H's assets. Bairnco's revolving credit facility ("Bairnco
Revolving  Credit  Facility")  permits  distributions  by  Bairnco  to WHX under certain  conditions.  WHX has no bank credit  facility of its own. WHX's ongoing operating cash flow requirements  consist of funding the minimum requirements of the WHX Pension Plan and paying other administrative costs.

      H&H's   availability   under  its  revolving  credit  facility  and  other
facilities as of December 31, 2006 was $19.1 million,  and as of March 31, 2007, was  approximately  $15.5  million.  On March  29,  2007,  all such  facilities, including the term loans,  were amended to (i) redefine  EBITDA,  (ii) reset the
levels  and  amend  certain  of  the  financial  covenants,   (iii)  extend  the
termination date of the credit  facilities from March 31, 2007 to June 30, 2008,
(iv)  permit  the  extension  by H&H to WHX of an  unsecured  loan for  required payments to the  pension  plan,  under  certain  conditions,  and (v) permit the extension  by H&H to WHX of an  unsecured  loan for other uses in the  aggregate principal  amount not to exceed  $3.5  million  under  certain  conditions.  The amendments also provided for waivers of certain events of default existing as of
March 29, 2007.

      In  connection  with the  closing of the Offer and the Merger on April 24,
2007,  Bairnco became a wholly-owned  subsidiary of WHX.  Initial  financing was provided by Steel through two facilities in the approximate  aggregate amount of
$101.5 million.  In addition,  the Bairnco Revolving Credit Facility was amended to permit the  closing of the Merger and  related  financing  transactions.  The availability  under the Bairnco  Revolving Credit Facility on March 31, 2007 was
approximately  $12.0 million.  The Bairnco  Revolving  Credit  Facility  permits distributions by Bairnco to WHX under certain conditions.

      In addition to the obligations  under the current credit  facilities,  the
Company also has significant cash flow obligations, including without limitation the amounts  due to the WHX  Pension  Plan (as amended by the IRS Waiver and the
PBGC  Settlement  Agreement  entered into  December 28,  2006).  There can be no assurance  that the  funds  available  from  operations  and  under  its  credit facilities  will be  sufficient  to fund debt  service  costs,  working  capital demands and environmental remediation costs, or that the Company will be able to
obtain  replacement   financing  at  commercially   reasonable  terms  upon  the
expiration of the H&H and Bairnco credit facilities in June 2008.

      Throughout 2005 and 2006, the Company  experienced  liquidity  issues.  On
March 7, 2005, WHX (the parent company) filed a voluntary petition to reorganize under Chapter 11 of the United States  Bankruptcy Code. WHX continued to operate its business and own and manage its properties as a  debtor-in-possession  under the  jurisdiction of the bankruptcy court until it emerged from protection under
Chapter 11 of the Bankruptcy Code on July 29, 2005.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there  have  been no  dividends  from H&H to WHX and  WHX's sources of cash flow have consisted of:

      o     The issuance of $5.1 million in preferred  stock by a newly  created subsidiary  in October  2005,  which was invested in the equity of a public company (Cosine Communications Inc.); and

      o     Partial payment of the H&H subordinated debt to WHX of $9.0 million, which  required  the  approval  of the  banks  participating  in the
            H&H bank credit  facilities.  Subsequent to this  transaction in
            2006, the remaining  intercompany  loan balance of the  subordinated debt of $44.2 million was converted to equity.

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
However,  we did not make that  contribution due to liquidity issues. We applied to the Internal  Revenue  Service ("IRS") for a funding waiver for the 2005 plan year,  and on December 20,  2006,  the IRS granted a  conditional  waiver of the minimum funding  requirements  for the 2005 plan year in accordance with section
412 (d) of the Internal Revenue Code and section 303 of the Employee  Retirement
Income and Security Act of 1974, as amended  ("ERISA")  (the "IRS  Waiver").  On
December 28, 2006, WHX, H&H, and the Pension Benefit  Guaranty  Corporation (the
"PBGC")  entered into the PBGC  Settlement  Agreement in connection with the IRS
Waiver  and  certain  other  matters.  The IRS  Waiver  is  subject  to  certain conditions,  including a requirement  that the Company meet the minimum  funding requirements  for the WHX Pension  Plan for the plan years  ending  December 31,
2006 through 2010, without applying for a waiver of such requirements.  The PBGC
Settlement  Agreement  and related  agreements  include the  following:  (i) the amortization of the waived amount of $15.5 million (the "Waiver  Amount") over a period of five years, (ii) the PBGC's consent to increase borrowings under H&H's senior  credit  facility to $125  million in  connection  with the closing of an acquisition  (iii) the resolution of any potential  issues under Section 4062(e)
of ERISA, in connection  with the cessation of operations at certain  facilities owned by WHX,  H&H or their  subsidiaries,  and (iv) the granting to the PBGC of subordinate  liens on the  assets  of H&H and its  subsidiaries,  and  specified assets of WHX, to collateralize WHX's obligation to pay the Waiver Amount to the
WHX Pension  Plan and to make  certain  payments to the WHX Pension  Plan in the event of its termination.  As a result of the PBGC Settlement  Agreement and the
IRS Waiver,  based on  estimates  from WHX's  actuary,  the Company  expects its minimum funding  requirement for the specific plan year and the  amortization of the 2005 requirement to be $13.1 million (paid in full in 2006),  $10.8 million,
$11.0  million,  $8.9  million,  $7.0  million and $2.3 million  (which  amounts reflect the recent passage of the Pension Protection Act of 2006) in 2006, 2007,
2008, 2009, 2010 and 2011, respectively.

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

WARREN G. LICHTENSTEIN,  OUR CHAIRMAN, AND CERTAIN OTHER OFFICERS AND DIRECTORS,
THROUGH THEIR AFFILIATION WITH STEEL PARTNERS II, L.P., HAS THE ABILITY TO EXERT
SIGNIFICANT INFLUENCE OVER OUR OPERATIONS.

      Warren G. Lichtenstein,  our Chairman,  as the sole managing member of the general  partner of Steel Partners II, L.P., is also deemed to own  beneficially the shares of our common stock owned by Steel  Partners II, L.P.  Steel Partners
II, L.P.  beneficially  owns 5,029,793 shares of our common stock,  representing approximately 50.3% of our outstanding common stock. Mr.  Lichtenstein,  as sole managing  member and the general  partner of Steel  Partners II, L.P.,  has sole investment  and  voting  control  over the  shares  beneficially  owned by Steel
Partners II, L.P. and thus has the ability to exert  significant  influence over our policies and affairs,  including  the election of our Board of Directors and the approval of any action  requiring a stockholder  vote, such as amendments to our Certificate of Incorporation and approving mergers or sales of substantially all of our assets,  as well as matters where the  interests of Mr.  Lichtenstein and  Steel  Partners  II,  L.P.  may  differ  from the  interests  of our  other stockholders in some respects.  In addition,  employees of an affiliate of Steel
Partners II, L.P. hold  positions  with WHX,  including  Glen M. Kassan as Chief
Executive Officer and John J. Quicke as Vice President, and as directors.

RISKS RELATING TO OUR BUSINESSES

IN MANY CASES,  H&H'S COMPETITORS ARE LARGER THAN US AND HAVE  MANUFACTURING AND
FINANCIAL  RESOURCES  GREATER  THAN WE DO,  WHICH MAY HAVE A NEGATIVE  IMPACT ON
H&H'S BUSINESS, OPERATING RESULTS OR FINANCIAL CONDITION.

      There are many  companies,  both domestic and foreign,  which  manufacture tubing  products  and  other  specially  engineered  products  of the  type  H&H manufactures.  There are also a number of  competitors in each of the classes of precious metal products we sell.  Some of these  competitors  are larger than we are and have financial  resources  greater than we do. Some of these competitors enjoy certain other competitive advantages,  including greater name recognition;
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

H&H'S BUSINESSES ARE SUBJECT TO GENERAL ECONOMIC CONDITIONS.

      H&H  operates  in a wide  range of  manufacturing  businesses  that  serve customers  in  the  construction,  electric,  electronic,  home  appliance  OEM, automotive,  refrigeration,  utility,  telecommunications,  medical  and  energy related  industries.  As a result,  H&H's results of  operations  tend not to be disproportionately  affected  by any one  industry  or  segment,  but tend to be affected by general economic  conditions and other factors worldwide,  including fluctuations in interest rates,  customer demand,  labor costs and other factors beyond its control.  The demand for H&H's  customers'  products and,  therefore,
H&H's products, is directly affected by such fluctuations.

THE LOSS OF ANY OF OUR MAJOR CUSTOMERS COULD ADVERSELY AFFECT H&H'S REVENUES AND
FINANCIAL HEALTH.

      In 2006, H&H's 15 largest customers accounted for approximately 27% of its consolidated net sales. If H&H were to lose any of its relationships  with these customers, its revenues and profitability could fall significantly.

OUR BUSINESS STRATEGY INCLUDES  SELECTIVE  ACQUISITIONS AND ACQUISITIONS  ENTAIL
NUMEROUS RISKS.

      Our  business  strategy  includes,   among  other  things,  strategic  and
selective  acquisitions.  See Item 1 -  "Business - Recent  Developments."  This
element of our  strategy  entails  several  risks,  including  the  diversion of management's  attention  from  other  business  concerns,  whether or not we are successful in finding  acquisitions,  and the need to finance such  acquisitions with additional equity and/or debt.

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

H&H COULD INCUR SIGNIFICANT COSTS,  INCLUDING  REMEDIATION COSTS, AS A RESULT OF
COMPLYING WITH ENVIRONMENTAL LAWS.

      H&H's  facilities and  operations  are subject to extensive  environmental laws and regulations  imposed by federal,  state,  foreign and local authorities relating to the protection of the environment. It could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal  injury,  as a result of violations of or  liabilities  under environmental  laws. H&H has incurred,  and in the future may continue to incur, liability  under  environmental  statutes  and  regulations  with respect to the contamination detected at sites owned or operated by it (including contamination caused by prior owners and operators of such sites,  abutters or other  persons)
and the sites at which H&H disposed of hazardous substances.  As of December 31,
2006,  we have  established  a reserve  totaling  $9.4  million  with respect to certain presently estimated  environmental  remediation costs. This $9.4 million reserve  may not be  adequate  to  cover  the  ultimate  costs  of  remediation, including  discovery of additional  contaminants or the imposition of additional cleanup  obligations  which could result in  significant  additional  costs.  In addition,  H&H  expects  that  future  regulations,  and  changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards.  Compliance with such  requirements  may make it necessary for H&H to
retrofit  existing  facilities  with  additional   pollution-control  equipment,
undertake new measures in connection with the storage, transportation, treatment and disposal of  by-products  and wastes or take other steps,  which may be at a substantial cost to H&H.

FACTORS   AFFECTING   THE  VALUE  OF   SECURITIES   ISSUED  UNDER  THE  PLAN  OF
REORGANIZATION

THERE IS NO ESTABLISHED MARKET FOR OUR COMMON STOCK.

      No  established  market exists for our common  stock.  Our common stock is presently quoted on the pink sheets.  Following the filing of this Annual Report on Form 10-K and other  delinquent  periodic  reports  due under the  Securities
Exchange Act of 1934, as amended,  we anticipate  that our new common stock will be quoted  on the OTC  Bulletin  Board,  and we  expect  to  cooperate  with any registered  broker-dealer  who may seek to  initiate  price  quotations  for our common stock on the OTC Bulletin Board. Again, however, no assurance can be made that such  securities will be quoted on the OTC Bulletin Board or that an active trading  market will exist.  There can be no assurance as to the degree of price volatility  in any  market  for our common  stock  that does  develop.  Transfer restrictions  contained in our charter to help preserve our net  operating  loss carryovers will generally  prevent any person from rapidly  acquiring amounts of our  common  stock  such that such  person  would  hold 5% or more of our common stock,  in each case for up to ten years after July 29,  2005,  as  specifically provided in our charter. These transfer restrictions could hinder development of an active market for our common stock.

WE DO NOT  ANTICIPATE  PAYING  DIVIDENDS ON OUR COMMON STOCK IN THE  FORESEEABLE
FUTURE WHICH MAY LIMIT INVESTOR DEMAND.

      We do not  anticipate  paying any  dividends  on our  common  stock in the foreseeable  future.  Such lack of dividend prospects may have an adverse impact on the market demand for our common stock as certain institutional investors may invest only in  dividend-paying  equity  securities  or may operate  under other restrictions  that may  prohibit or limit their  ability to invest in our common stock.

ITEM 2. PROPERTIES

      As of December 31, 2006, H&H had 18 active  operating plants in the United
States,  Canada,  Denmark,  France,  Mexico,  and Malaysia  with a total area of approximately 1,372,000 square feet, including warehouse,  office and laboratory space.  H&H also owns or leases sales, service and warehouse facilities at 6 other locations in the United States (which, with H&H's general offices,  have a total area of  approximately  82,000  square feet) and owns 4  non-operating  or discontinued  locations with a total area of approximately  266,950 square feet.
H&H  considers its  manufacturing  plants and service  facilities to be well maintained and efficiently  equipped,  and therefore suitable for the work being done.  The  productive  capacity and extent of  utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded at some locations.  Manufacturing  facilities  of H&H are located in:  Toronto,  Canada;
Camden,  Delaware;  Kolding,  Denmark;  Evansville  and  Indianapolis,  Indiana;
Agawam,  Massachusetts;  Middlesex,  New Jersey;  Canastota, New York, Canfield,
Ohio; Tulsa and Broken Arrow, Oklahoma;  East Providence,  Rhode Island; Cudahy,
Wisconsin;  Itasca,  Illinois;  Coahuila,  Mexico; Riberac,  France; and Penang,
Malaysia. In March 2007, H&H sold its East Providence, Rhode Island facility.

      All plants are owned except for the Canastota, Middlesex, Itasca, Riberac,
Coahuila, and Penang plants, which are leased.

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
markets.

      On March 7, 2005, WHX also filed a proposed Plan of  Reorganization  and a related  proposed  disclosure  statement with the Bankruptcy  Court.  On June 7,
2005, WHX filed its first amended Chapter 11 Plan and on June 8, 2005, WHX filed its second amended  Disclosure  Statement.  On July 21, 2005, WHX  Corporation's
Chapter 11 Plan of  Reorganization  was confirmed by the Bankruptcy  Court.  The
Plan became effective on July 29, 2005 (the "Effective Date").

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

      In April 2006,  Claimants  served a request for  benefits,  severance  and other  amounts,  similar  to those  described  above,  on H&H and  various  plan administrators and fiduciaries  thereof.  The request was reviewed in accordance with the  procedures  of the plans at issue and by letter  dated  September  27,
2006,  Claimants were notified that their request was largely denied. They filed an appeal on December  11, 2006 with the Plan  Administrator,  which  appeal was denied on  February 9, 2007.  While no action is pending in any court,  H&H does not  believe  that it is liable to  Claimants  under the  claims  that have been asserted to date, and it intends to defend itself vigorously  against any claims that may be asserted by  Claimants.  There can be no assurance  that H&H will be successful in defending  against any such claims,  or that H&H will not have any liability  on  account  of  claims  that  may be  asserted  by  Claimants.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there  can be no  assurance  that  the  resolution  of this  matter  will not be material to the financial  position,  results of operations and cash flow of the
Company.

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

October 2006. It is not anticipated that the EPA will accept or reject the PRP's
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
more clearly defined. The Company has recorded a reserve of $1.5 million in 2006 in connection with this matter.

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

      None.

                                     PART II

ITEM 5.  MARKET FOR THE  REGISTRANT'S  COMMON  STOCK,  RELATED  SECURITY  HOLDER
         MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      WHX's old common  stock was traded on the New York Stock  Exchange  during
2004.  The number of shares of common stock issued and  outstanding  as of March
31, 2005 was  5,485,856.  There were  approximately  10,923 holders of record of common stock as of March 31, 2005.  WHX's shares were  delisted  from trading on the New York Stock  Exchange,  effective  at the opening of business on March 7,
2005 as a result of WHX's  Chapter 11  bankruptcy  filing.  Thereafter,  the old common stock was quoted on the over the counter  "Pink  Sheets" under the symbol
WHXCQ.PK until WHX's old common stock was cancelled on July 29, 2005. There were no purchases of common stock made by WHX in 2006, 2005 and 2004.

      WHX emerged from  bankruptcy on July 29, 2005. The new common stock trades on the over the counter "Pink Sheets" under the symbol WXCP.PK.  As of March 26,
2007,  there were 10,000,498  shares of new common stock issued and outstanding.
There were  approximately  46 holders of record for new common stock as of March
26, 2007.

      The prices set forth in the  following  table  represent  the high and low sales  prices of WHX's new common  stock on the over the counter  "Pink  Sheets"
from July 30, 2005  through  December 31, 2006 and the high and low sales prices of WHX's old common  stock on the New York Stock  Exchange  from January 1, 2005 through July 29, 2005.

                      2006                         High         Low

      First Quarter                              $ 10.95      $ 10.05
      Second Quarter                               10.55         8.75
      Third Quarter                                 9.20         7.40
      Fourth Quarter                               10.30         7.80

                      2005                         High         Low

      OLD COMMON STOCK

      First Quarter                               $ 1.37       $ 0.07
      Second Quarter                                0.09         0.03
      Third Quarter (through July 29, 2005)         0.10         0.01

      NEW COMMON STOCK

      Third Quarter (from July 30, 2005)         $ 12.20       $ 9.22
      Fourth Quarter                               11.55        10.00

      The  historical  prices of the old common stock are not  indicative of the future trading price of or trading market for the new common stock.

      WHX presently has no plans or  intentions to pay  dividends.  Prior to the
Effective Date, pursuant to the terms of the then-existing 10 1/2% Senior Notes,
WHX was prohibited from paying  dividends on its common stock or preferred stock until after October 1, 2002, at the earliest,  and thereafter  only in the event that it satisfied certain conditions,  which were not satisfied. WHX was further prohibited  from paying  dividends  on its common  stock during such time as the full  cumulative  dividends on the preferred  stock had not been paid,  and they were not.

      As part of the  Plan of  Reorganization,  on July  29,  2005  all of WHX's
outstanding  securities,  including  WHX's  pre-bankruptcy  filing common stock,
Series A preferred stock, Series B preferred stock and 10 1/2% Senior Notes were cancelled and annulled.  In full and complete  satisfaction  of all such claims, holders  of WHX's 10 1/2%  Senior  Notes  received  9,200,000  shares of the new common stock representing their pro rata share of the reorganized company. These shares  represent  92% of the  equity in the  reorganized  company.  In full and complete  satisfaction of all such interests,  preferred  stockholders  received approximately 800,000 shares of the new common stock representing their pro rata share of the reorganized  company and 752,688  warrants to purchase common stock of the  reorganized  company,  exercisable  at $11.20  per  share  and  expiring
February 28,  2008.  The common stock  received by the  preferred  stockholders, collectively,  represents  8% of the  equity  in the  reorganized  company.  The warrants issued to the preferred stockholders, collectively, represent the right to purchase an  additional  7% of the equity of the  reorganized  company  after giving  effect to the  exercise of the  warrants.  Holders of WHX's common stock received no distributions under the Plan.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Statistical                                                         WHX CORPORATION
(Thousands of Dollars)
                                                        2006          2005          2004          2003          2002
                                                     ---------     ---------     ---------     ---------     ---------

PROFIT AND LOSS (a)
NET SALES                                            $ 460,963     $ 403,815     $ 371,961     $ 289,890     $ 338,223
Asset impairment charges (e), (f)                       (5,195)           --            --            --            --
Goodwill impairment charges (j), (k), (m)                   --            --       (79,788)      (67,343)      (18,651)
Restructuring charges (g), (n)                          (2,420)           --            --            --       (19,994)
Environmental remediation expense (i)                   (2,909)           --       (28,971)         (502)         (170)
Pension curtailment & termination benefits (l)              --            --            --       (48,102)           --
Chapter 11 and related reorganization expenses              --        (9,454)           --            --            --
Equity in loss of WPC (o)                                   --            --            --            --       (20,000)
PRE-TAX INCOME (LOSS) FROM CONTINUING OPERATIONS       (20,832)      (28,108)     (119,774)     (138,041)      (30,858)
Gain (loss) from discontinued operations, net (d)        2,713        (4,207)      (18,498)       (8,675)       (1,327)
Dividend requirement for preferred shareholders             --        (3,561)      (19,424)      (19,424)      (19,224)
Extinguishment of preferred stock (h)                       --       257,782            --            --            --
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK         $ (18,150)    $ 219,564     $(159,868)    $(179,348)    $ (67,125)
Basic and diluted income (loss)  per share:
Net income (loss)  per share
   applicable to common shares                       $   (1.82)    $   30.36     $  (29.38)    $  (33.35)    $  (12.61)

BALANCE SHEET
Total assets - continuing operations                   293,865       293,238       292,732       383,324       781,040
Net assets of discontinued operations                       --         2,394        14,329        24,543        18,135
Short-term debt (b)                                     45,099       144,834       224,027        40,056            --
Long-term debt (b)                                     160,528         4,889         6,027       189,344       249,706
Total debt (c)                                         205,627       149,723       230,054       229,400       249,706
Equity (c)                                             (63,763)      (55,704)      (96,929)       63,680       204,110

NOTES TO FIVE-YEAR SELECTED FINANCIAL DATA

(a)  Years  2002-2004  have  been  revised  to  present  the  Wire  Group  as  a discontinued operation.

(b) As of  December  31,  2004 and 2005,  due to default  on  certain  financial covenants in its various loan  agreements,  the Company  classified  much of its debt as short-term due to the lenders' ability to demand immediate  payment.  As of December  31, 2006,  such debt has been  classified  as  long-term  since the
Company is no longer in default on the debt,  and its maturity  date is June 30,
2008.

c) The  changes  to debt and  equity  between  December  31,  2004 and 2005 were affected by the  Company's  bankruptcy.  The  following  is a summary of certain material features of the Bankruptcy Confirmation Order. On the Effective Date:

            o     All  of  WHX's   outstanding   securities,   including   WHX's
                  pre-bankruptcy  filing common stock, Series A preferred stock,
                  Series B  preferred  stock  and 10 1/2%  Senior  Notes  with a principal  balance of $92.8 million were deemed  cancelled and annulled without further act or action.

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

(d) Gain (loss) on  discontinued  operations  relates to the operating  results, termination benefits charges, and gains of the Company's wire and cable business
(and in 2002,  also  includes the Unimast  subsidiary).  On June 30,  2004,  the
Company  evaluated  the  current  operating  plans and  current  and  forecasted operating results of H&H's wire and cable business. In accordance with Statement of Financial  Accounting  Standards No. 144,  "Accounting  for the Impairment or
Disposal of Long Lived Assets" (SFAS No. 144), the Company determined that there were indicators of impairment based on continued operating losses, deteriorating margins,  and rising raw  material  costs,  and an estimate of future cash flows indicated that cash flows would be insufficient to support the carrying value of the  long-term  assets of the business.  Accordingly,  these assets were written down to their  estimated  fair value by  recording a non-cash  asset  impairment charge of $8.2 million in 2004. In the fourth quarter of 2004, H&H  communicated to its 146 union  employees  its plan to either sell or close the wire and cable business and  recorded a  restructuring  charge of $1.2 million for  termination benefits and related  costs,  as well as $0.4 million for clean up costs related to the Cockeysville, Maryland facility. 2005 results include a $0.7 million gain on the sale of certain  fixed  assets of the wire and cable  business and a $0.9 million  charge  for  additional  termination  benefits.  The sale of the  land, buildings,  and  remaining  machinery & equipment  relating to these  businesses occurred  in 2006  and  resulted  in a  pretax  gain on sale of  assets  of $4.5 million.

(e) In accordance  with SFAS No. 144, due to continuing  operating  losses,  the
Company  evaluated fixed assets  associated with its HHEM facility in 2004. This evaluation resulted in the recording of accelerated depreciation of $0.2 million in 2004,  $0.8 million in 2005,  and $0.6 million in 2006.  Further,  in October
2006, the Company recorded an asset  impairment  charge of $3.4 million relating to the long-lived assets then offered for sale, also in accordance with SFAS No.
144. The amount of the  impairment  loss was based upon the actual selling price of the long-lived assets in March 2007.

(f) On May 9, 2006, the Company announced the closing of the Handy & Harman Tube
Co.  ("HHT")  Norristown,  Pennsylvania  facility.  The  decision  to close  the
Norristown  facility was  principally  based on the economics of operating HHT's business at the  facility.  HHT  manufactured  stainless  steel  tubing that was supplied in various lengths and forms in both coil and straight  lengths.  HHT's coil  business  was  relocated  to H&H's Camdel  Metals  Corporation  ("Camdel")
facility located in Camden,  Delaware. In conjunction with the decision to close the  Norristown  facility,  the  Company  reviewed  the  recoverability  of  the
Norristown long-lived assets in accordance with SFAS No. 144. A review of future cash flows, based on the expected closing date,  indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at Norristown.  As a result,  the Company recorded an asset impairment charge of
$1.8 million in 2006.

(g)  Restructuring  charges  related to the closing of the  Norristown  facility totaling  $2.4 million in 2006 were  recorded in the  statement  of  operations.
These  charges  included  termination  benefits of $2.0  million,  $0.1  million resulting from a pension curtailment, and $0.3 million of other charges.

(h) For  purposes  of  calculating  the 2005  Earnings  Per Share,  the  Company included the gain on the extinguishment of the preferred stock of $257.8 million
(representing  the  difference  between  the fair value of the common  stock and warrants  issued upon emergence to the preferred  stockholders  and the carrying value of the preferred  stock) as an increase in net income  available to common shareholders  in accordance with EITF Topic D-42, "The Effect on the Calculation of Earnings  per Share for the  Redemption  or Induced  Conversion  of Preferred
Stock".  See Note 13 to  Consolidated  Financial  Statements  for  discussion on earnings per share.

i)  Environmental  remediation  expense of $2.9  million in 2006  includes  $1.5 million related  principally to the Company's  estimated  exposure at the Shpack landfill  site,  and $0.8 million in connection  with the  Company's  Norristown
Pennsylvania  facility.  H&H  received a notice  letter  from the  Environmental
Protection  Agency  ("EPA") in August 2006 formally  naming H&H as a potentially responsible  party  ("PRP")  at the  Shpack  landfill  superfund  site in  North
Attleboro,  Massachusetts.  Please  see "Item 7 -  Management's  Discussion  and
Analysis  of  Financial   Condition  and  Results  of  Operations"  for  further
discussion. At the Company's Norristown facility, the Company recently completed a study  which  indicated  that  environmental  remediation  activities  with an estimated cost of $0.8 million are required, which the Company accrued as of the first quarter of 2006. Environmental  remediation expenses of $29.0 million were recorded in 2004.  Included in this amount is $26.3 million related to Fairfield
East and $1.1  million for a location  in North  Attleboro,  Massachusetts.  The balance of the expense relates to several other  locations.  In 2003, H&H sold a portion  of its  former  Fairfield,  CT  facility  ("Fairfield  East")  for $8.0 million.  In connection  with this sale, H&H was  responsible for demolition and environmental  remediation of the site, the estimated cost of which was included in the loss on sale recorded in 2003.  As of December 31, 2004,  H&H recorded an increase in the reserve for environmental  remediation for Fairfield East in the amount of $28.3 million ($26.3 million net of $2.0 million of related  insurance proceeds.).  This  increase  in the  reserve  was  caused  by the  discovery  of underground  debris  and soil  contaminants  that had not been  anticipated.  An additional  $3.8  million was  recorded in selling,  general and  administrative expenses as a penalty related to Fairfield East in 2004.

j) The Company  conducted the required  annual  goodwill  impairment  review for
2004, and computed  updated  valuations for each reporting unit as determined by estimated cash flow projections and market comparables.  Based on the results of this review the Company  recorded a $79.8 million non-cash  goodwill  impairment charge relating to the following businesses: $34.2 million for specialty tubing,
$19.0 million for precious metal  plating,  and $26.6 million for precious metal fabrication.  The Company  recorded  these charges  because the implied value of goodwill,  as determined by estimated cash flow  projections  and data on market comparables,  was less than the reporting units' carrying value. The decrease in value was  related to a reduction  in the  projection  of future  profitability, increased working capital requirements, an increase in the discount rate, and an
increase  in  the  value  of  unrecognized  intangibles.   The  precious  metals
fabrication reporting unit experienced a substantial increase in working capital requirements  as a  result  of the  unanticipated  loss of the  precious  metals consignment  facility.  Consequently,  the overall  value of this  business  was diminished  and the goodwill  attributable  to the precious  metals  fabrication reporting  unit was  impaired  in  2004.  Within  the  precious  metals  plating reporting unit, one of the business components started experiencing  significant operational  issues in 2003.  In addition,  this  business  component  failed to achieve forecasted  profitability from new programs.  Another business component continued to struggle  beyond  expectations  in its efforts to  reestablish  its customer  base and  historical  profitability.  The Tubing  business also had an unexpected  and  significant  decline in the gross profit of one of its business components  in 2004 as a  result  of the  loss of a  significant  customer  to a competitor  and delays in  launching  certain  new  products.  As a result,  the forecast for this reporting unit declined, and goodwill was impaired.

(k) In 2003, the Company recorded a $67.3 million non-cash  goodwill  impairment charge relating to the following businesses: $29.0 million for specialty tubing, and $38.3 million for precious metal plating. The Company recorded these charges because the implied  value of goodwill,  as  determined  by estimated  cash flow projections, was less than the reporting units' carrying value. For the precious metals plating business, the primary reason for the impairment charge related to a facility  that had  experienced  a fire in 2002 and was not  expected to fully recover for several years. As a result of unanticipated  competitor  discounting and ongoing competitive pressures in the U.S. automotive industry,  the dynamics of this business  changed,  resulting in a further  reduction in forecasted cash flows for the future,  at the end of 2003. With respect to the tubing  reporting unit, there was a general decline in business,  led by the semiconductor market, combined with operational issues related to new processes.

(l) A pre-tax,  non-cash charge for the cost of early  retirement  incentives of
$11.5 million was recognized in 2003 as a termination benefit in accordance with
SFAS No. 88,  "Employers'  Accounting for Settlement and Curtailments of Defined
Benefit Pension Plans and for Termination Benefits".  In addition, a curtailment occurred  as a result  of the break in  service  for WPC  Group  employees  that resulted in a pre-tax,  non-cash charge of $36.6 million in the third quarter of
2003, pursuant to SFAS No. 88.

(m) In 2002, the Company recorded an $18.7 million non-cash goodwill  impairment charge  relating to the precious metal plating  business.  The Company  recorded this charge because the fair value of goodwill,  as determined by estimated cash flow  projections,  was less than the reporting units' carrying value.  This was principally attributed to a fire at one of its facilities, which resulted in the loss of business and profitability.

(n) During 2002,  the Company  recorded  restructuring  charges of $20.0 million relating to the closure of certain Handy & Harman operations.

(o) As part of WPC's bankruptcy reorganization, WHX agreed to provide additional funds to the WPC Group  amounting  to $20.0  million.  As a result,  the Company recorded an equity loss in WPC for the year ended  December 31, 2002.  On August
1, 2003,  WHX  contributed  $20.0  million  in cash to WPC and  received a $10.0 million  subordinated  note from WPSC.  This note was fully reserved in 2003. In
July 2004,  WHX realized $5.6 million upon the sale of the note to a third party and,  accordingly,  the reserve was  reversed  and $5.6  million was recorded in other income in 2004.

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

      Please refer to Part II, Item 8 on page 38 of this Report on Form 10-K for the  Consolidated  Financial  Statements to which the following  discussion  and analysis applies.

      Furthermore,  the following table presents  information  about  reportable segments for the years ended December 31:

(IN THOUSANDS)

                                                               2006          2005          2004
                                                            ---------     ---------     ---------

Net Sales

   Precious Metal                                           $ 146,014     $ 116,958     $ 105,289
   Tubing                                                     120,873       114,355       104,019
   Engineered Materials                                       194,076       172,502       162,653
                                                            ---------     ---------     ---------

           Net sales                                        $ 460,963     $ 403,815     $ 371,961
                                                            =========     =========     =========

Segment operating income (loss)
   Precious Metal (a,c)                                     $   5,122     $  (1,644)    $ (44,828)
   Tubing (b,d)                                                (8,916)         (446)      (30,793)
   Engineered Materials                                        15,855        13,462        16,367
                                                            ---------     ---------     ---------
           Subtotal                                            12,061        11,372       (59,254)
Pension expense (credit)                                       (4,785)       (1,623)       (3,957)
Unallocated corporate expenses                                  4,069        10,198        12,171
Insurance proceeds                                               (811)           --            --
Environmental remediation expense (e)                           2,909            --        28,971
Fairfield penalty (e)                                             180            --         3,845
Loss (gain) on disposal of assets (f)                             (31)          103          (592)
                                                            ---------     ---------     ---------

    Income (loss) from operations                              10,530         2,694       (99,692)

Interest expense                                               22,535        17,236        25,486
Chapter 11 and related reorganization expenses                     --         9,454            --
Loss on early retirement of debt                                   --            --         1,161
Realized and unrealized loss (gain) on derivatives              7,993         4,263          (549)
Other (income) loss                                               834          (151)       (6,016)
                                                            ---------     ---------     ---------

        Loss from continuing operations before taxes        $ (20,832)    $ (28,108)    $(119,774)
                                                            =========     =========     =========

(a)   Includes an asset impairment charge of $3.4 million in 2006.
(b)   Includes an asset impairment charge of $1.8 million and restructuring charges of $2.4 million in 2006.
(c)   Includes a goodwill impairment charge of $45.6 million in 2004.
(d)   Includes a goodwill impairment charge of $34.2 million in 2004.
(e)   Environmental remediation expense and Fairfield penalty have not been allocated to the reporting segments since the related facilities have been closed for several years and are not indicative of current operating results.
(f)   Loss (gain) on disposal of assets includes the following amounts by segment for 2006, 2005 and 2004, respectively. Precious Metal - $46, $9, and $101; Tubing - ($109), ($5), and ($13); Engineered Materials - $32,
      $99, and ($4); Corporate - $0, $0, and ($676).

2006 COMPARED TO 2005

      Net  sales  for 2006  increased  by $57.1  million,  or  14.2%,  to $461.0 million, as compared to $403.8 million in 2005. Sales increased by $29.0 million at the Precious  Metal  Segment,  $6.5  million at the Tubing  Segment and $21.6 million at the Engineered  Materials  Segment.  Approximately  half of the sales increase  occurred  because  of an  increase  in  volume,  in all our  segments, although a significant portion of the volume increase occurred in the Engineered
Materials  segment.  The  remainder  of the  increase  in sales was due to price increases,  which occurred principally in the Precious Metals segment because of the increase in the market prices of precious metals.

      Gross profit percentage increased to 18.3% in 2006 from 18.0% in 2005. The major positive factor  impacting 2006 gross profit was a $5.2 million  favorable effect from the reduction in quantities of precious metal inventories  valued at
LIFO cost. which increased gross profit  percentage by 1.1%. In addition,  there was a shift in sales mix whereby  sales in segments  with  higher  gross  profit percentages  accounted for more of total sales in 2006 than in 2005.  Offsetting these factors, gross profit was negatively impacted in 2006 by inefficiencies at the  Company's  start-up  Mexican  tubing  facility,  and  raw  materials  price increases.

      Selling,  general and  administrative  ("SG&A")  expenses declined by $6.3 million  to $63.5  million in 2006 from $69.8  million  in 2005.  A  significant reason for the  decrease  in SG&A  expenses in 2006 was  because  2005  included expenses of $4.1 million  related to change in control and  termination of three
WHX executives, as well as high insurance costs related to the change in control of the Company.  In addition,  the Company's cost of its qualified  pension plan was $3.2 million  lower in 2006  compared to 2005  principally  because  pension benefits were frozen for  substantially  all  non-union  employees at the end of
2005.  These lower costs were  partially  offset by  additional  sales staff and
higher   commissions  (in  line  with  sales  increases)  at  certain  of  H&H's subsidiaries.

      Asset  impairment  charges in 2006  totaling  $5.2  million  include  $1.8 million  relating  to the  assets of Handy & Harman  Tube Co.  ("HHT")  and $3.4
million  relating  to  the  assets  of  Handy  &  Harman  Electronic   Materials
Corporation  ("HHEM").  On May 9, 2006, the Company announced the closing of the
Handy & Harman Tube Co. Norristown, Pennsylvania facility. The decision to close the  Norristown  facility was  principally  based on the  economics of operating
HHT's business at the facility.  HHT manufactured stainless steel tubing that is supplied in various lengths and forms in both coil and straight  lengths.  HHT's coil  business  was  relocated  to H&H's Camdel  Metals  Corporation  ("Camdel")
facility located in Camden,  Delaware. In conjunction with the decision to close the  Norristown  facility,  the  Company  reviewed  the  recoverability  of  the
Norristown  long-lived  assets in accordance with SFAS No. 144,  "Accounting for
Impairment  or Disposal of  Long-Lived  Assets".  A review of future cash flows, based  on the  expected  closing  date,  indicated  that  cash  flows  would  be insufficient to support the carrying value of certain machinery and equipment at
Norristown. As a result, the Company recorded an asset impairment charge of $1.8 million  in its  statement  of  operations  for the second  quarter of 2006.  No impairment  loss was incurred on the real estate  assets based on the  Company's analysis.

      In  accordance  with SFAS No. 144, in 2004,  the Company  evaluated  fixed assets associated with its HHEM facilities in light of ongoing operating losses.
This  evaluation  resulted in the recording of accelerated  depreciation of $0.2 million in 2004,  $0.8 million in 2005 and $0.6 million  through  September  30,
2006.  This  accelerated  depreciation  is a charge to cost of goods sold in the applicable period. In the fourth quarter of 2006, the Company again measured the recoverability of the long-lived assets of the HHEM business for impairment when it was  determined  that the  assets  should be  classified  as held for sale in accordance  with SFAS No.144.  In October  2006,  the Company  recorded an asset impairment charge of $3.4 million relating to the long-lived assets of HHEM. The amount of the  impairment  loss was based upon the actual  selling  price of the long-lived assets in March 2007.

      Environmental  remediation  expense of $2.9 million in 2006  includes $1.5 million related to the Company's estimated exposure at the Shpack landfill site, and $0.8  million  in  connection  with the  Company's  Norristown  Pennsylvania facility. H&H received a notice letter from the Environmental  Protection Agency
("EPA") in August 2006 formally  naming H&H as a potentially  responsible  party
("PRP") at the Shpack landfill superfund site in North Attleboro, Massachusetts.
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
October 2006. It is not anticipated that the EPA will accept or reject the PRPs'
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
more clearly defined. At the Company's Norristown facility, the Company recently completed a study which indicates that environmental remediation activities with an estimated cost of $0.8 million are required,  which the Company accrued as of the first  quarter of 2006.  There were no  environmental  remediation  expenses charged in 2005.

      Restructuring  charges relate to the closing of the Norristown facility of
$2.4 million were recorded in the 2006  statement of  operations.  These charges included  termination  benefits of $2.0 million,  $0.1 million  resulting from a pension curtailment, and $0.3 million of other charges.

      Operating income for 2006 was $10.5 million, which was $7.8 million higher than 2005. At the segment level,  operating income was $12.1 million,  which was
$0.7 million higher than the operating  income of $11.4 million in 2005. At both the consolidated and segment levels, the sales improvement  generated additional gross  margin  dollars,  and there was  additional  improvement  from lower SG&A expenses.  However,  significant charges for asset impairments and restructuring costs offset much of these improvements. The improvement in operating income was lower at the  segment  level  than at the  consolidated  level  in 2006  because neither  the reduced  cost of the  pension  plan in 2006 nor the charges for the termination  and change of control of WHX executives in 2005 is allocated to the segments, but is included in "unallocated corporate expenses".

      Interest  expense for 2006 rose $5.3  million to $22.5  million from $17.2 million in 2005.  There was an increase  of  approximately  $2.8  million due to additional  debt that the Company  entered into during 2006.  See  discussion of cash flows from Financing  Activities  that follows  regarding the Company's new borrowings.  In addition,  interest  rates were higher in 2006 compared to 2005, which increased interest expense by approximately $2.9 million.  These increases were partially offset because the Company's 10 1/2% Senior Notes,  which accrued interest  of  approximately  $1.8  million in the first  quarter  of 2005,  were
cancelled   and  annulled  as  part  of  the   Company's   Chapter  11  Plan  of
Reorganization in July 2005, and hence, there was no such interest in 2006.

      In 2005, the Company  recorded $9.5 million of costs related to Chapter 11 filing and  reorganization  expenses,  which represent  expenses incurred by WHX because of its reorganization under Chapter 11 of the U.S. Bankruptcy Code. Such expenses  principally  consisted of professional  fees for services  provided by debtor and  creditor  professionals  directly  related  to WHX's  reorganization proceedings.

      Realized  and  unrealized  losses on  derivatives  totaled $8.0 million in
2006, compared to $4.3 million in 2005. The derivative  instruments  utilized by the Company are  precious  metal  forward  contracts.  The  increase in the loss resulted  principally  from a greater  increase in precious  metal prices during
2006 compared to 2005.

      In 2006 and  2005,  tax  provisions  of $31  thousand  and  $2.3  million, respectively,  were recorded.  The 2006 tax provision from continuing operations of $31 thousand  includes a tax benefit of $1.6 million  related to discontinued
operations.   The  Company's  total  tax  provision  from  both  continuing  and discontinued  operations  of $1.6  million  in 2006 and $2.3  million in 2005 is principally  for state and foreign  taxes.  The Company has recorded a valuation allowance  related to the tax benefits  associated with its operating  losses in each year due to the uncertainty of realizing these benefits in the future.

      The net income (loss) from discontinued operations in 2006, 2005, and 2004 relates to the  Company's  wire and cable  business,  which had been part of the former  Wire and Tubing  segment.  In 2004 the  Company  evaluated  the  current operating  plans and current and  forecasted  operating  results of its wire and cable  business.  In accordance  with SFAS No. 144, the Company  determined that there were  indicators  of impairment  based upon  continued  operating  losses, deteriorating margins, and rising raw material costs. An estimate of future cash flows  indicated that cash flows would be  insufficient  to support the carrying value of the long-term  assets of the business.  Accordingly,  these assets were written  down  to  their  estimated  fair  value  by  recording  non-cash  asset impairment  charges  totaling $8.2 million in 2004.  The decision to close these
operations   resulted  in  2004  restructuring   charges  of  $1.2  million  for
termination  benefits  and related  costs,  and $0.4  million for clean up costs related to one of its  facilities.  On January 13, 2005, the Company  decided to permanently  close  the wire & cable  businesses.  The  Company  operated  these facilities  on a limited  basis in the first quarter of 2005 in order to fulfill customer commitments.  In the second quarter of 2005, all operations of the wire
& cable business were concluded.  Accordingly,  these businesses are reported as discontinued operations. Net income of $2.7 million in 2006 principally reflects an after-tax gain of $2.9 million on the sale of the land and building  formerly used in the wire and cable business  offset by a operating loss of $0.2 million.
This compares to a net loss of $4.2 million in 2005, which reflects an operating loss of $4.7  million  offset  by a gain on the  sale of  fixed  assets  of $0.7 million.

      Net loss applicable to common stock for 2006 was $18.2 million, or ($1.82)
per share.  Net income  applicable  to common stock for 2005  amounted to $219.6 million or $30.36 per share of common stock after  adjusting for preferred stock dividends and the extinguishment of preferred stock as of July 29, 2005.

      The comments that follow compare  revenues and operating income by segment for 2006 and 2005:

PRECIOUS METAL

      Sales for the Precious Metal segment  increased  $29.0 million,  or 24.8%, from $117.0  million in 2005 to $146.0  million in 2006,  driven  principally by precious metal price  increases.  In addition,  higher volume also occurred with increased  sales to existing  customers as well as to new  customers  due to new distribution and sales force  initiatives.  This was partially offset by reduced sales at the HHEM  facility  which the  Company  offered  for sale in the fourth quarter of 2006 and sold in March 2007.

      Operating income for the Precious Metal segment  increased $6.7 million to
$5.1 million in 2006 from an operating  loss of $1.6 million in 2005.  The major positive factor impacting 2006 gross profit was a $5.2 million  favorable effect from the reduction in quantities of precious  metal  inventories  valued at LIFO cost and from increased  sales and a more  favorable mix of fabricated  products
(higher  margin) versus plated products (lower margin) in 2006 compared to 2005.
Partially  offsetting these favorable  factors were asset impairment  charges of
$3.4 million associated with the HHEM assets that were offered for sale in 2006.

TUBING

      In 2006,  overall sales for the Tubing Segment increased $6.5 million,  or
5.7%, from $114.4 million in 2005 to $120.9 million in 2006,  principally due to market share and volume  increase.  On May 9, 2006,  the Company  announced  the closure of the H&H Tube Co. Norristown,  Pennsylvania  facility.  The Norristown
facility   continued  to  operate  through  the  third  quarter,   during  which
Norristown's  small coil business was transferred to the Company's Camdel Metals facility.

      Operating loss grew in 2006 by $8.5 million despite the sales increase, to a loss of $8.9 million in 2006 from an  operating  loss of $0.5 million in 2005.
The 2006 loss  included  $2.4  million of  restructuring  costs  relating to the
shutdown  of  the  Norristown  facility.   The  restructuring  charges  included
termination  benefits of $2.0  million,  $0.1 million  resulting  from a pension curtailment,  and $0.3 million of other charges. In addition, the 2006 operating loss includes a $1.8 million asset  impairment  charge.  In conjunction with the
decision  to  close  the   Norristown   facility,   the  Company   reviewed  the
recoverability  of the Norristown  long-lived assets in accordance with SFAS No.
144.  A  review  of  future  cash  flows  indicated  that  cash  flows  would be insufficient to support the carrying value of certain machinery and equipment at
Norristown. As a result, the Company recorded an asset impairment charge of $1.8 million in 2006. In addition,  significant cost  inefficiencies at the Company's start-up tubing facility in Coahuila,  Mexico also  contributed to the operating loss in 2006.

ENGINEERED MATERIALS

      Sales for the Engineered  Materials  Segment  increased $21.6 million,  or
12.5%,  from  $172.5  million  in 2005 to $194.1  million  in 2006.  This  sales increase was  primarily  driven by market share gains in the roofing  sector and new  product  sales in the lumber yard and home  center  markets.  Additionally,
sales  in  the  electrical   contracting,   plumbing  and  distribution  markets
experienced strong gains.

      Operating  income  increased in 2006 by $2.4 million from $13.5 million in
2005 to $15.8 million in 2006  primarily  because of the higher sales volume and improved operational efficiencies resulting from the major capital investment in the company's fastener division completed in late 2005.  However, an increase in selling expenses and marketing personnel offset part of this increase.

UNALLOCATED CORPORATE EXPENSES

      Unallocated corporate expenses declined from $10.2 million in 2005 to $4.1 million  in  2006.  One  significant  reason  for the  decrease  in  unallocated corporate expenses in 2006 was because the 2005 period included expenses of $4.1 million related to change in control and termination of three WHX executives, as well as higher  insurance costs related to the change of control of the Company.
Also, the Company's pension credit rose by $3.2 million in 2006 compared to 2005 principally because pension benefits were frozen for substantially all non-union employees at the end of 2005.

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

      SG&A expenses  increased  $5.4 million from $64.4 million in 2004 to $69.8 million in 2005. The 2005 period includes $4.1 million in unallocated  corporate expenses  related to change in control and  termination  payments  for three WHX executives,  and  $2.4  million  related  to the  acquisition  of the  Protechno division in the fourth  quarter of 2004.  The 2004 period  includes $3.8 million recorded  in SG&A  expenses  for an  arbitration  award  against the Company for failure to  remediate in a timely  manner the  environmental  conditions  at the
Fairfield  East location.  The 2004 period also includes a $1.2 million  reserve for a receivable  from HHRG, the reversal of a $1.3 million  reserve for a legal proceeding  that was settled in the Company's favor and $1.8 million of expenses incurred in connection with the pursuit of various recapitalization options. The balance of the  increase of $4.4  million is due to  increased  sales levels and increased legal and medical costs.

      There  were  no  material   environmental  expenses  recognized  in  2005.
Environmental  remediation  expenses  of $29.0  million  were  recorded in 2004.
Included in this amount is $26.3 million  related to a facility in Fairfield CT.
In 2003,  the  Company  sold a portion  of its  former  Fairfield,  CT  facility
("Fairfield  East") for $8.0 million.  In connection  with this sale the Company was  responsible for demolition and  environmental  remediation of the site, the estimated  cost of which was included in the loss on sale recorded in 2003.  H&H determined  that an increase in the reserve for  environmental  remediation  was needed for Fairfield East in the amount of $28.3 million,  which was recorded in the fourth  quarter of 2004.  This  increase  in the  reserve  was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  The Company has recovered  insurance in the amount of $2.0 million in 2006  related to this site;  therefore  the net expense  included in the 2004 financial  statements is $26.3 million. An insurance  receivable of $2.0 million is included on the  consolidated  balance sheet.  An additional $3.8 million was recorded in selling, general and administrative expenses as a penalty related to
Fairfield East. Additionally $1.1 million in environmental  remediation expenses were  recorded in 2004 for a location  in North  Attleboro,  Massachusetts.  The balance of the expense relates to several other locations.

      Loss on  disposal  of assets  amounted  to $0.1  million in 2005.  Gain on disposal of assets amounted to $0.6 million in 2004. Included is the gain on the sale of an aircraft of $1.7  million  offset by the write off of the balance due related to the sale of a property in the amount of $1.0 million.

      The Company  conducted the required annual goodwill  impairment review for
2004,  and with the  assistance  of a third party  specialist  computed  updated valuations  for each  reporting  unit using a discounted  cash flow and a market approach.  Based on the  results  of this  review the  Company  recorded a $79.8
million  non-cash   goodwill   impairment   charge  relating  to  the  following
businesses: $34.2 million for specialty tubing, $19.0 million for precious metal plating, and $26.6 million for precious metal fabrication.  The Company recorded these  charges  because the fair value of goodwill,  as  determined by estimated cash  flow  projections  and  data on  market  comparables,  was  less  than the reporting  units'  carrying  value.  The  decrease  in value  and the  resulting impairment  charge  were  related to a  reduction  in the  projection  of future profitability,  increased  working  capital  requirements,  an  increase  in the discount  rate and an increase  in the value of  unrecognized  intangibles.  The precious metals fabrication reporting unit experienced a substantial increase in working  capital  requirements  as a  result  of the  unanticipated  loss of the precious metals consignment  facility.  Consequently,  the overall value of this business was diminished  and the goodwill  attributable  to the precious  metals fabrication  reporting  unit was  impaired in 2004.  Within the  precious  metal plating  reporting  unit, one of the business  components  started  experiencing significant  operational  issues in 2003. In addition,  this business  component failed to achieve forecasted  profitability from new programs.  Another business
component   continued  to  struggle  beyond   expectations  in  its  efforts  to
reestablish its customer base and historical profitability. As a result of these additional unanticipated changes in this business, the forecast for the precious metal plating  business was revised and the  remaining  goodwill was impaired at the end of 2004.  The tubing  business  also had an unexpected  and  significant decline  in the gross  profit  of one of its  business  components  in 2004 as a result of the loss of a  significant  customer  to a  competitor  and  delays in launching  certain new products.  As a result,  the forecast for this  reporting unit declined, and additional goodwill was impaired.

      Operating  income from  continuing  operations  for 2005 was $2.7  million compared to a $99.7 million operating loss for 2004.

      Interest  expense in 2005  decreased  $8.3 million,  to $17.2 million from
$25.5  million  in 2004.  As a result  of the  Bankruptcy  Filing,  WHX  stopped accruing interest on its 10 1/2% Senior Notes as of March 7, 2005. This resulted in a savings of approximately $8.0 million in the 12 month period ended December
31, 2005 compared to the comparable 2004 period. Included in interest expense in
2004 is a $1.8  million fee in  connection  with the  assignment  of an H&H term loan. The  assignment  resulted in an annual  interest  savings of $2.8 million.
These decreases in interest expense were partially offset by increased  interest rates on increased  borrowings  at H&H.  The  increased  borrowings  at H&H were primarily  a result of $20.4  million  in  capital  expenditures  and  increased working capital requirements.

      Realized and  unrealized  income/loss  on  derivatives  was a loss of $4.3 million in 2005 and income of $0.5 million in 2004. The higher loss was due to a greater increase in precious metal prices in 2005 compared to 2004.

      Other income  (loss) in 2005 was income of $0.2 million,  and  principally related  to $0.2 in equity  earnings  on a  subsidiary  accounted  for under the equity method of accounting and $0.2 million in earnings on investments,  offset by $0.6 million in foreign transaction  losses.  Other income (loss) in 2004 was income of $6.0 million,  and consisted  principally  of a gain on sale of a note from WPC.  As part of the Chapter 11 Plan of  Reorganization  for the WPC Group,
WHX had agreed to  provide  $20.0  million to WPSC,  a  subsidiary  of WPC,  and recorded  a $20.0  million  charge as an equity  loss in WPC for the year  ended
December 31, 2002. On August 1, 2003, WHX  contributed  $20.0 million in cash to
WPC and  received a $10.0  million  subordinated  note from WPSC.  This note was fully reserved in 2003. In July 2004, WHX realized $5.6 million upon the sale of the note to a third party and,  accordingly,  the reserve was  reversed and $5.6 million was recorded in other income in 2004.  Also  included in other income in
2004 are $0.4 million of net investment earnings.

      In  connection  with the  refinancing  of the H&H  Senior  Secured  Credit
Facility in March 2004,  the Company wrote off deferred  financing  fees of $1.2 million. This charge is classified as loss on early retirement of debt.

      Loss  from  discontinued  operations  was $4.2  million  in 2005 and $18.5 million in 2004. In 2004, the Company  evaluated the current operating plans and current and forecasted  operating  results of H&H's wire and cable business.  In accordance  with SFAS 144, the Company  determined that there were indicators of
impairment   as  of  June  30,  2004  based  on  continued   operating   losses,
deteriorating margins, and rising raw material costs. An estimate of future cash flows  indicated that as of June 30, 2004,  cash flows would be  insufficient to support the carrying value of the long-term assets of the business. Accordingly, these  assets were  written  down to their  estimated  fair value by recording a non-cash  asset  impairment  charge of $3.9  million in the second  quarter.  In
November 2004,  H&H announced that it had signed a non-binding  letter of intent to sell its wire  business  and that it was  negotiating  the sale of its  steel cable business.  The decision to sell was based on continued  operating  losses, deteriorating  margins  and  rising  raw  material  costs  experienced  by these businesses.  Based on the  proposed  terms of these  transactions,  the  Company recorded an additional asset impairment charge of $4.3 million. At that time H&H stated  that if it were unable to complete  these  sales it would  consider  the closure of these operations.  On January 13, 2005, H&H determined that a sale of
these  operations  could  not  be  completed  on  terms   satisfactory  to  H&H.
Accordingly, H&H decided to permanently close the wire and cable businesses. The affected  operations were located in  Cockeysville,  Maryland and Oriskany,  New
York.

      In the fourth quarter of 2004, H&H communicated to its 146 union employees its plan to either  sell or close the wire and cable  business  and  recorded  a restructuring charge of $1.2 million for termination benefits and related costs.
These  termination  benefits were paid in 2005.  Additionally,  $0.4 million was
recorded  as  a  restructuring   charge  for  clean  up  costs  related  to  the
Cockeysville,  Maryland  facility.  The Company  operated these  facilities on a limited  basis  in the  first  quarter  of 2005 in  order  to  fulfill  customer commitments.  Operating  losses and closure  costs  incurred in 2005 amounted to
$4.2 million  including  both a $0.7  million gain on the sale of certain  fixed assets and $0.9  million  charge for  additional  termination  benefits.  In the second  quarter of 2005,  H&H  concluded  all  operations  of the wire and cable business. Accordingly, these businesses are reported as discontinued operations.
The sale of land,  buildings,  and certain  machinery and equipment  relating to these businesses was not completed until 2006.

      The Company has recorded a valuation allowance relating to the Federal net deferred tax assets since it is the opinion of management that it is more likely than not that such tax benefits will not be realized in future periods.  In 2005 and 2004 a tax  provision  of $2.3 million and $2.2  million  respectively,  was recorded for foreign and state taxes, as well as additional Federal deferred tax liabilities relating to intangible assets with an indefinite life.

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

      Operating  loss for the Precious  Metals  segment was $1.6 million in 2005 compared to an operating loss of $44.8 million in 2004. The 2004 period includes a $45.6 million  non-cash charge for goodwill  impairment.  The Company recorded this charge because the fair value of goodwill in this segment, as determined by estimated  cash  flow  projections  and  market  comparables,  was less than the reporting units' carrying value. The goodwill  impairment  charge includes $26.6 million  related to the precious metal  fabrication  unit.  This charge resulted from greater than projected uses of working  capital  related to higher precious metal prices and the elimination of the precious metal consignment facility. The remaining  $19.0  million  of the  goodwill  impairment  charge  related to this segment's  precious  metal plating  unit.  The decrease in value of goodwill was related  to a  reduction  in the  projection  of  future  profitability,  and an increase in the discount  rate from 15.5% to 16.8%  representing  an increase in
the  perceived  risk  of  the  business.   The  decrease  in  estimated   future
profitability  was  primarily  related to a reduction in unit  pricing,  and the failure  to  achieve  anticipated  manufacturing  efficiencies  along  with  the inability to achieve forecasted  profitability from new programs.  Excluding the non-cash charge for goodwill,  operating income  decreased  primarily due to the lower sales of the precious metals plating units described above.

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

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  decreased  from $12.2 million in 2004 to
$10.2 million in 2005.  Significant items in each year were as follows: the 2005 period  included  $4.1  million  of expense  related  to change in  control  and termination  payments for three WHX executives.  The 2004 period included a $1.2 million reserve for a receivable from HHRG, $1.8 million of expenses incurred in connection  with the  pursuit  of  various  recapitalization  options,  and $0.4 million of  depreciation  expense  related to the aircraft owned and sold by the
Company in 2004,  partially offset by the reversal of a $1.3 million reserve for a legal proceeding that was settled in the Company's favor. In addition to these significant items, there were lower costs in 2005 for salaries,  legal expenses, directors and  stockholders  expenses.  Pension credit was $2.3 million lower in
2005 than in 2004.

LIQUIDITY, CASH FLOW, AND COMMITMENTS

LIQUIDITY

      The Company incurred net operating losses of $18.2 million,  $34.7 million and  $140.4  million  for the years  ended  December  31,  2006,  2005 and 2004, respectively, and had negative cash flows from operations of $18.8 million, $5.0 million and $39.6 million for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, the Company has an accumulated deficit of
$412.1  million.  Additionally,  the  Company  has not been in  compliance  with certain  of its bank  covenants  and has been  required  to  obtain a number  of waivers  from its  lenders  related to such  covenants.  For 2005 and 2004,  the
Company's financial statements  described a number of conditions  concerning the
Company's  liquidity  difficulties,  and  stated  that these  conditions  raised substantial doubt about the Company's ability to continue as a going concern.

      As of December 31, 2006, WHX and its unrestricted subsidiaries had cash of approximately  $0.8  million  and  current  liabilities  of  approximately  $7.5 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable to a related party.  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiaries,  H&H and Bairnco, or other  discrete  transactions.  H&H's  bank  credit  facilities  and  term  loan effectively  do not permit it to transfer  any cash or other assets to WHX (with the exception of unsecured  loans to be used to make required  contributions  to the  pension  plan,  and for other uses of an  unsecured  loan in the  aggregate principal amount not to exceed $3.5 million under certain  conditions),  and are collateralized by substantially all of H&H's assets.  Bairnco's revolving credit facility ("Bairnco Revolving Credit Facility") with Bank of America, N.A. ("Bank of America") permits  distributions by Bairnco to WHX under certain  conditions, as described  below.  WHX has no bank credit  facility of its own. WHX's ongoing operating cash flow requirements  consist of funding the minimum requirements of the WHX Pension Plan and paying other administrative costs.

      H&H's   availability   under  its  revolving  credit  facility  and  other
facilities as of December 31, 2006 was $19.1 million,  and as of March 31, 2007, was  approximately  $15.5  million.  On March  29,  2007,  all such  facilities, including the term loans,  were amended to (i) redefine  EBITDA,  (ii) reset the
levels  and  amend  certain  of  the  financial  covenants,   (iii)  extend  the
termination date of the credit  facilities from March 31, 2007 to June 30, 2008,
(iv)  permit  the  extension  by H&H to WHX of an  unsecured  loan for  required payments to the  pension  plan,  under  certain  conditions,  and (v) permit the extension  by H&H to WHX of an  unsecured  loan for other uses in the  aggregate principal  amount not to exceed  $3.5  million  under  certain  conditions.  The amendments also provided for waivers of certain events of default existing as of
March 29,  2007.  As of December  31,  2006,  such debt has been  classified  as long-term  since  the  Company  is no  longer in  default  on the debt,  and the maturity date of the debt is June 30, 2008.

      In  connection  with the  closing of the  Bairnco  Offer and the Merger on
April  24,  2007,  Bairnco  became a  wholly-owned  subsidiary  of WHX.  Initial financing  was  provided by Steel  through two  facilities,  in the  approximate aggregate amount of $101.5 million.  In addition,  the Bairnco  Revolving Credit
Facility  was amended to permit the closing of the Merger and related  financing transactions.  The availability  under the Bairnco  Revolving Credit Facility on
March 31, 2007 was  approximately  $12.0 million.  The Bairnco  Revolving Credit
Facility permits distributions by Bairnco to WHX under certain conditions.

      In addition to the obligations  under the current credit  facilities,  the
Company also has significant cash flow obligations, including without limitation the amounts due for the WHX Pension  Plan (as amended by the IRS Waiver and PBGC
Settlement  Agreement entered into December 28, 2006). There can be no assurance that the funds available from operations and under its credit facilities will be sufficient to fund debt service costs, working capital demands and environmental remediation  costs,  or that  the  Company  will be able to  obtain  replacement financing at  commercially  reasonable  terms upon the expiration of the H&H and
Bairnco credit facilities in June 2008.

      As of December 31, 2006,  the  Company's  current  assets  totaled  $130.6 million and its current  liabilities  totaled $132.1 million;  a working capital deficit of $1.6 million.  The Company's  working capital deficit at December 31,
2005 was $121.5 million  principally because all debt other than $4.9 million of foreign debt was  classified as current due to  noncompliance  with certain debt covenants as of December 31, 2005.

      On March 7, 2005, WHX (the parent  company) filed a voluntary  petition to reorganize under Chapter 11 of the United States  Bankruptcy Code. WHX continued
to   operate   its   business   and  own  and  manage   its   properties   as  a
debtor-in-possession  under the  jurisdiction  of the bankruptcy  court until it
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

      In addition to  obtaining  the March 29, 2007  extension  of maturity  and amendments to its financing agreements that are described above,  management has the following strategies planned in order to enhance liquidity: 1) continuing to implement and enhance systems and processes to increase  operating  efficiencies at its  facilities,  2) supporting  profitable  sales growth both internally and through  acquisition,  3)  evaluating  strategic  alternatives  with  respect to underperforming  and/or  non-core lines of business and/or assets and 4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.

DISCUSSION OF CONSOLIDATED STATEMENT OF CASH FLOWS FOR 2006, 2005 AND 2004

OVERVIEW

      As of  December  31,  2006,  the  Company  had  consolidated  cash of $4.8 million,  which was comparable to $4.1 million of consolidated  cash at December
31, 2005. For 2006, the Company used $18.8 million in operating activities, used
$34.1 million for investing activities,  and provided $53.3 million by financing activities.  In 2005, cash flows provided by (used in) operating,  investing and financing  activities  were ($5.0)  million,  ($26.7) million and $14.9 million, respectively.

OPERATING ACTIVITIES

      Net cash used by  operating  activities  for 2006 totaled  $18.8  million.
Income from  operations  adjusted for non-cash income and expense items provided
$6.0 million of cash.  Working  capital  accounts used $22.6 million of cash, as follows:  Accounts receivable provided $2.0 million,  inventories  provided $4.6 million, and net other current assets and liabilities used $29.2 million.  Other non-working capital items included in operations used $1.8 million. Cash used by operating activities in 2005 totaled $5.0 million, and principally was caused by the net loss of the period,  as well as working  capital needs for inventory and accounts  receivable,  but was favorably  impacted by the  realization  of $11.4 million  from the  liquidation  of the net current  assets of the wire and cable business, a discontinued operation.

      In  2006,  inventory  provided  $4.6  million  of  operating  cash  flows, principally  because of  reductions  in the amount of  inventory  carried by the
Company.  Inventories  totaled $57.2 million at December 31, 2006, a decrease of
$3.8  million,  or 6.2%,  as compared to December  31, 2005.  During  2006,  the
Company  reduced its  quantities  of precious  metals in  inventory  principally because of the  wind-down  of the HHEM  business  and because of the sale of its interest in a Singapore  operation.  Non-precious  metal inventory at the Tubing segment also  declined,  principally  because of the closure of the H&H Tube Co.
Norristown  facility.   These  decreases  were  partially  offset  by  inventory
purchased  as  part of the  December  2006  acquisition  of a  roofing  fastener business that H&H made. In 2005,  inventory  used $2.8 million of operating cash flow, and in 2004, used $24.2 million,  principally because the Company's former inventory  consignment  facility was terminated during 2004 and as a result, H&H began to purchase all of its precious metal for  inventory,  which totaled $16.8 million as of December 31, 2004.

      Account  receivable  provided $2.0 million of operating  cash flow in 2006 due principally to lower accounts  receivable  balances  despite higher sales in the fourth quarter. Accounts receivable totaled $58.7 million as of December 31,
2006,  an increase of $1.5  million,  or 2.5%, as compared to December 31, 2005, principally  because of the  December  31,  2006  acquisition  described  above.
Partially  offsetting  this increase,  accounts  receivable  declined due to the shutdown  of a  portion  of the H&H  Tube  Co.  and  HHEM  businesses.  Accounts receivable used $9.7 million of operating cash flow in 2005. The use of funds in
2005  reflected an increase in year-end  accounts  receivable  compared to 2004, which was caused by strong sales levels for the fourth  quarter of 2005 compared to the fourth  quarter of 2004.  Sales for the fourth quarter of 2005 were $99.2 million as compared to $84.2 million for the fourth quarter of 2004.

      Net other current assets and  liabilities  used $29.2 million of cash flow in 2006 and  provided  $13.2  million in 2005.  The  increase  in funds used was partially  driven by cash used for the payment of $18.7 million of environmental remediation  costs during  2006,  as compared to $3.9  million  during 2005.  In addition, payments to fund the WHX Pension Plan totaling $13.1 million were made in 2006.  There was also a greater  increase in trade  accounts  payable in 2005 than during 2006, which provided funds in 2005. Other non-working  capital items included in operating activities used $1.8 million in both 2006 and 2005.

INVESTING ACTIVITIES

      Investing  activities  used net cash of $34.1 million and $26.7 million in
2006 and 2005, respectively, and provided $20.3 million in 2004.

      2006 activities  included $7.7 million of capital  expenditures  for plant additions  and  equipment,  $8.7  million  used  for  net  cash  settlements  on derivative instruments, and a $26.0 million acquisition. On December 28, 2006, a subsidiary of H&H acquired a mechanical roofing fastener business.  The purchase price was approximately $26 million, including a working capital adjustment. The assets acquired included, among other things, machinery, equipment,  inventories of raw materials,  work-in-process  and finished  products,  certain  contracts,

accounts  receivable and  intellectual  property  rights,  all as related to the acquired business and as provided in the Asset Purchase Agreement. This acquired business develops and manufactures  fastening systems for the commercial roofing industry.  WHX believes this acquisition  solidifies H&H's position as a leading manufacturer and supplier of mechanical  fasteners,  accessories and components, and  building  products  for  the  North  American  commercial  and  residential construction  industry.  Also in 2006, $8.7 million of net cash was paid out for precious  metal  derivative  contracts due to steep  increases in precious metal market  prices  during  the year.  In 2006,  $7.7  million  was spent on capital improvements.  The  Company  sold  the  remaining  land  and  building  from its discontinued  wire and cable business for net proceeds of $7.3 million,  as well as its interest in a Singapore  operation  for $0.6  million,  and cash proceeds from other asset sales of $0.3 million during 2006.

      Investing activities in 2005 used cash of $26.7 million and were driven by capital expenditures of $20.4 million,  which was principally related to a plant expansion at H&H's fastener facility in Agawam, Massachusetts.  The Company also invested  $5.0 million in the equity of a small public  company and paid $3.3 of net cash settlements for precious metal derivative contracts.  Offsetting these, the Company received  proceeds of $1.9 million from sale of wire and cable group assets in 2005.

      Investing  activities in 2004 provided cash of $20.3 million,  principally from the proceeds of selling two aircraft for an aggregate of $26.0 million.  In
2003,  WHX purchased an aircraft for $19.3  million,  which it sold in the first quarter of 2004 for $19.3 million.  Additionally,  WHX sold another  aircraft in the second  quarter of 2004 for $7.0  million in cash and  resulted in a pre-tax gain of $1.7  million.  The Company also  received $5.6 million of proceeds upon the sale of a note  receivable  from WPSC to a third  party.  WHX had received a
$10.0  million  subordinated  note  from  WPSC  upon  consummation  of  the  WPC
Bankruptcy Plan of  Reorganization.  The note had been fully reserved,  and when the note was sold,  the reserve was  reversed  and $5.6  million was recorded in other income.  These cash inflows were partially offset by capital  expenditures for plant and  equipment  additions of $9.4  million,  and also by the Company's acquisition  of Protechno  s.a., a  manufacturer  of brazing  alloys and fluxes, located in Riberac, France, for $2.4 million.

FINANCING ACTIVITIES

      Financing   activities  provided  $53.3  million  of  net  cash  in  2006, principally from new borrowings,  which totaled $75.0 million during the period.
The  increase in debt during 2006  consists of the  following:  On December  29,
2005,  H&H  entered  into an  amendment  to its  Term B Loan  with  Steel.  This amendment  provided for,  among other things,  an increase of the Term B Loan in
January 2006 by $10 million. On January 24, 2006, H&H's wholly-owned subsidiary,
OMG, Inc.  entered into a loan  agreement  with Sovereign Bank for $8.0 million, collateralized  by a mortgage on OMG,  Inc.'s real property.  On March 31, 2006,
H&H and Steel  agreed to an  increase  in the Term B Loan in the  amount of $9.0 million and the prepayment in the same amount of a portion of H&H's subordinated intercompany  promissory  note issued to WHX. On October 30,  2006,  H&H and its bank group amended its facilities to provide,  among other things, an additional
$7.0 million  term loan upon the filing of its 2005 Annual  Report on Form 10-K, and an  immediate  $3.0 million of borrowing  availability  under its  revolving credit  facility.  On December  27, 2006,  Wachovia  provided H&H with such $7.0 million  loan.  On December  28,  2006,  H&H and  certain of H&H's  subsidiaries amended  their Loan and  Security  Agreement  with  Wachovia  and their Loan and
Security Agreement with Steel to provide,  among other things, for a $42 million term loan  funded by Ableco  Finance  LLC. A portion of the funds from this loan
($26  million)  was  used to fund the  acquisition  discussed  in the  Investing
Activities   section  above.  Also  during  2006,  the  Company  made  principal repayments totaling $8.9 million on term loans,  utilizing funds mainly obtained from  the  sale of the  assets  of the  discontinued  wire  and  cable  business discussed above.

      2005 financing activities provided $14.9 million of cash, principally from
$11.7 million of additional net drawdowns on the H&H revolving  credit facility.
Cash was also  provided by the issuance of $5.1 million in preferred  stock by a newly  created  subsidiary  (which was  invested in the equity of a small public company).  Offsetting these, cash was used to make principal  repayments on term loans totaling $3.2 million during 2005. The Company also  refinanced its Term B loan. On September 8, 2005, H&H completed the assignment of its Term B Loan from
Canpartners,  to Steel, as agent and lender.  Substantially all of the terms and conditions of the Term B Loan continued  without  amendment.  Steel is a related party because it is the  beneficial  holder of 5,029,793  shares of WHX's common stock, representing approximately 50% of the outstanding shares.

      2004  financing  activities  used $2.0 million of net cash, and included a major  refinancing  of the Company's  2003  existing  credit  agreements.  H&H's revolving  credit  facilities  existing at December  31, 2003  ("Senior  Secured
Credit  Facilities")  were  scheduled to mature on July 31,  2004.  On March 31,
2004,  H&H obtained  new  financing  agreements  to replace and repay the Senior
Secured  Credit  Facilities  (use of funds of $149.7  million) The new financing agreements  included a $70.0  million  (subsequently  reduced to $62.9  million)
revolving credit facility (replacing a pre-existing  revolving credit agreement)
and a $22.2 million Term A Loan with Wachovia Capital Finance, formerly Congress
Financial  Corporation,  as agent and a lender and a $71.0  million  Term B Loan with Ableco Finance LLP  ("Ableco").  On October 29, 2004 the Ableco Term B Loan
was assigned to Canpartners  Investments IV, LLC  ("Canpartners").  In addition, the Company  paid $5.4  million of debt  issuance  fees in  connection  with the refinancing.

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
markets.

      On March 7, 2005, WHX also filed a proposed Plan of  Reorganization  and a related  proposed  disclosure  statement with the Bankruptcy  Court.  On June 7,
2005, WHX filed its first amended Chapter 11 Plan.and on June 8, 2005, WHX filed its second amended  Disclosure  Statement.  On July 21, 2005, WHX  Corporation's
Chapter 11 Plan of  Reorganization  was confirmed by the Bankruptcy  Court.  The
Plan became effective on July 29, 2005 (the "Effective Date").

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

      The reorganization  value of the assets of WHX immediately before the date of  confirmation  of the Plan was  greater  than the total of all  post-petition liabilities and allowed claims.  Despite the ownership  change,  the Company did not qualify for Fresh-Start  reporting in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting
by  Entities  in  Reorganization   under  the  Bankruptcy  Code"  ("SOP  90-7").
Accordingly,  the  assets  and  liabilities  of  the  reorganized  company  upon emergence from bankruptcy are stated at their historical values.

      Upon its emergence from  bankruptcy on July 29, 2005,  WHX  experienced an ownership  change as defined by Section 382 of the Internal  Revenue Code, which
imposes   annual   limitations   on  the   utilization  of  net  operating  loss
carryforwards  post ownership change.  The Company believes it qualifies for the bankruptcy  exception  to  the  general  Section  382  limitations.  Under  this exception,  the  annual  limitation  imposed by Section  382  resulting  from an ownership  change will not apply,  instead the net operating loss  carryforwards must be  reduced  by  certain  interest  expense  paid to  creditors  who became stockholders  as a result  of the  bankruptcy  reorganization.  Thus,  WHX's net operating  loss  carryforwards  of $116.0  million as of December  31, 2004 were
reduced  by  approximately   $31.0  million  to  approximately   $85.0  million.
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

DEBT

HANDY & HARMAN

      H&H's revolving credit  facilities  existing at December 31, 2003 ("Senior
Secured Credit  Facilities") were scheduled to mature on July 31, 2004. On March
31, 2004, H&H obtained new financing  agreements to replace and repay the Senior
Secured Credit Facilities. The new financing agreements included a $70.0 million
(subsequently  reduced to $62.9 million)  revolving  credit facility and a $22.2 million Term A Loan with Wachovia Capital Finance,  formerly Congress  Financial
Corporation,  as agent and a lender ("Wachovia  Facilities") and a $71.0 million
Term B Loan with Ableco Finance LLP ("Ableco").  On October 29, 2004, the Ableco
Term B Loan was assigned to Canpartners Investments IV, LLC ("Canpartners").  On
September  8, 2005,  the Term B Loan was  assigned  to Steel  Partners  II, L.P.
("Steel").

      The new  revolving  credit  facility  provided for up to $62.9  million of borrowings  dependent on the levels of and  collateralized  by eligible accounts receivable  and  inventory.  The new  revolving  credit  facility  provided  for interest at LIBOR plus 2.75% or the U.S.  Base rate plus 1.00%.  An amendment to the facility on December  29, 2004  lowered the margins on the revolver  loan to
LIBOR plus 2.25% or the U.S. Base Rate plus 0.5%. The Wachovia Facilities mature on June 30, 2008. The Term A Loan is  collateralized  by eligible  equipment and real  estate,  and  provided  for interest at LIBOR plus 3.25% or the prime rate plus 1.5%. An amendment to the facility on December 29, 2004 lowered the margins on the  Term A Loan to  LIBOR  plus  2.5%  or the  U.S.  Base  Rate  plus  .75%.
Borrowings under the Wachovia  Facilities are  collateralized  by first priority security  interests in and liens upon all present and future stock and assets of
H&H and its  subsidiaries,  including  all contract  rights,  deposit  accounts, investment property,  inventory,  equipment, real property, and all products and proceeds  thereof.  The  principal  of the  Term A Loan is  payable  in  monthly installments  of $0.2  million.  The Wachovia  Facilities  contain  affirmative, negative,  and financial covenants (including minimum EBITDA,  maximum leverage, and fixed charge coverage,  and restrictions on cash  distributions  that can be made to WHX).

      On May 20,  2005,  H&H entered  into an amendment to the Loan and Security
Agreement with Wachovia ("Wachovia Amendment").  The Wachovia Amendment provided for amendments to certain financial  covenants,  an additional equipment loan of up to $3 million, as well as certain other terms and conditions.

      On  September  8, 2005,  H&H entered  into an  amendment  to the  Wachovia
Facilities. This amendment provides for, among other things, (i) the revision of the  calculation  of  components  of the  borrowing  base which  resulted  in an increase in availability and (ii) the increase of the current outstanding amount of the term loan to $22.2 million from $16.0 million.

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

      The Term B Loan matures on June 30, 2008 and provides for annual  payments based on 40% of excess  cash  flow as  defined  in the  agreement.  Interest  is payable  monthly at the Prime Rate plus 4.0%. At no time shall the Prime Rate of interest  be below  4.0%.  The Term B Facility  has a second  priority  security interest  in and lien on all  assets of H&H,  subject  to the prior  lien of the
Wachovia  Facilities and a prior lien of $15.5 million to the PBGC in connection with the PBGC Settlement  Agreement.  The Term B facility contains  affirmative, negative,  and financial covenants  (including minimum EBITDA,  maximum leverage and fixed charge coverage,  restrictions on cash  distributions that can be made to WHX and cross-default provisions with the Wachovia Facilities).

      On May 20,  2005,  H&H entered  into an amendment to the Loan and Security
Agreement with Canpartners ("Canpartners Amendment").  The Canpartners Amendment
provided for amendments to certain financial  covenants as well as certain other terms and conditions.

      On September 8, 2005, H&H completed the assignment of its Term B Loan from
Canpartners,  to Steel, as agent and lender.  Substantially all of the terms and conditions  of  the  Term B  Loan  continued  without  amendment.  Steel  is the beneficial  holder of  5,029,793  shares  of WHX's  common  stock,  representing approximately  50% of the  outstanding  shares.  Warren  Lichtenstein,  the sole executive  officer and managing  member of Steel Partners,  L.L.C.,  the general partner of Steel Partners II, L.P., is the Chairman of the Board of WHX.

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
2006.

      On December 28, 2006,  H&H and certain of H&H's  subsidiaries  amended the respective  Loan and Security  Agreements  with both  Wachovia and with Steel to provide, in part, for: (i) the consummation of the transactions  contemplated by the PBGC Settlement  Agreement and the waiver of possible events of default that may have  occurred  relating  to the  matters  covered  by the  PBGC  Settlement
Agreement (see "Pension Plan" below); and (ii) a $42 million term loan funded by
Ableco Finance LLC.

      On March 29,  2007,  H&H and  certain of H&H's  subsidiaries  amended  the respective Loan and Security  Agreements with Wachovia and Steel to, among other things,  (i) amend the  definition  of  EBITDA,  (ii) reset the levels and amend certain of the financial  covenants,  (iii) extend the  termination  date of the credit  facilities  from March 31,  2007 to June 30,  2008,  and (iv) permit the extension  by H&H to WHX of an  unsecured  loan  for  required  payments  to the pension plan, and for other uses of an unsecured loan in the aggregate principal amount not to exceed $3.5 million under certain conditions.  The amendments also provided  for the pledge of 65% of all  outstanding  securities  of Indiana Tube
Danmark  A/S, a Danish  corporation  and a  wholly-owned  subsidiary  of Handy &
Harman  International,  Ltd., and Protechno,  S.A., a French  corporation  and a wholly-owned  subsidiary of Indiana Tube Danmark A/S.  Finally,  the  amendments also provided for waivers of certain events of default  existing as of March 29,
2007.

BAIRNCO

      In connection  with the closing of the Offer and the Merger in April 2007, initial  financing was provided by Steel through two facilities.  Steel extended to BZA bridge loans in principal  amounts of approximately  $75.1 million,  $1.4 million and $10.0 million (and may extend additional loans of approximately $3.6 million,  up to an  aggregate  total  amount  of  borrowings  of $90.0  million)
pursuant to a Loan and Security Agreement (the "Bridge Loan Agreement"), between
BZA and Bairnco, as borrowers, and Steel, as lender. In addition, Steel extended to WHX a $15.0 million  subordinated  loan, which is unsecured at the WHX level, pursuant to a Subordinated Loan and Security  Agreement (the  "Subordinated Loan
Agreement" and, together with the Bridge Loan Agreement, the "Loan Agreements"), between  WHX, as  borrower,  and Steel,  as lender.  WHX  contributed  the $15.0 million proceeds of the subordinated loan to BZA as a capital contribution.

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

      On November  9, 2006,  Bairnco  entered  into a five year,  $42.0  million
Senior Secured Credit Facility with Bank of America.  The $42.0 million facility is apportioned as follows: a five-year $15.0 million term loan and up to a $27.0 million  revolving  credit  facility,  including a $13.0  million  sub-limit for letters of credit and a $3.0 million  sub-limit for foreign  currency loans. The
Bairnco  Revolving  Credit  Facility  is  collateralized  by  a  first  lien  on substantially  all of the  domestic  assets of  Bairnco,  the  capital  stock of domestic subsidiaries and 65% of the capital stock of foreign subsidiaries.  The
Bairnco  Revolving  Credit  Facility  matures on November 8, 2011.  This Bairnco
Revolving  Credit Facility was amended on March 23, 2007 to permit the change of control in connection with the closing of the Offer, among other things, and was further  amended on April 24, 2007 to amend certain  covenants and to permit the financing under the Loan Agreements, among other things.

      The term loan under the Bairnco  Revolving  Credit  Facility has scheduled principal  payments  of $1.1  million  in 2007,  2008,  2009 and 2010,  and $1.0 million in 2011,  with the balance due at maturity.  Interest  rates vary on the term  loan  and are set  from  time to time in  relationship  to one of  several reference  rates,  as selected by Bairnco.  Interest rates vary on the revolving credit  notes and are set at the time of  borrowing  in  relationship  to one of several reference rates as selected by Bairnco.

      A  commitment  fee is paid  on the  unused  portion  of the  total  credit facility.  The  amount  Bairnco  can  borrow at any given  time is based  upon a formula that takes into  account,  among other  things,  eligible  inventory and accounts receivable, which can result in borrowing availability of less than the full amount of the Bairnco Revolving Credit Facility.

      The Bairnco Revolving Credit Facility contains customary  representations, warranties,  covenants  (including  a  covenant  that  permits  Bairnco  to make distributions  to WHX provided that  specified  conditions  are met),  events of default and  indemnification  provisions.  The Bairnco Revolving Credit Facility also  contains a financial  covenant  which  requires  Bairnco to meet a minimum fixed charge coverage ratio, including upon the payment of any distribution from
Bairnco to WHX.

      In addition,  Bairnco has a China  foreign  loan  facility  that  reflects borrowing by its Chinese  facilities through Bank of America,  Shanghai,  China, which is secured by four U.S. dollar denominated letters of credit totaling $5.2 million issued under the Secured Credit Facility.

OTHER OBLIGATIONS

PENSION PLAN

      On December 20, 2006, the Internal  Revenue  Service granted a conditional waiver  (the "IRS  Waiver")  of the  minimum  funding  requirements  for the WHX
Pension  Plan for the 2005 plan year in  accordance  with section 412 (d) of the

Internal  Revenue  Code and section 303 of the  Employee  Retirement  Income and
Security  Act of 1974,  as  amended  ("ERISA"),  which  had not been paid by the
Company due to liquidity issues. On December 28, 2006, WHX, H&H, and the Pension
Benefit Guaranty  Corporation  (the "PBGC") entered into a settlement  agreement
(the "PBGC Settlement  Agreement") in connection with the IRS Waiver and certain other  matters.  The IRS Waiver is subject to certain  conditions,  including  a requirement  that the Company meet the minimum funding  requirements for the WHX
Pension Plan for the plan years ending  December 31, 2006 through 2010,  without applying for a waiver of such  requirements.  The PBGC Settlement  Agreement and related  agreements  include the following:  (i) the  amortization of the waived amount of $15.5 million (the "Waiver Amount") over a period of five years,  (ii)
the PBGC's consent to increase  borrowings under H&H's senior credit facility to
$125  million  in  connection  with the  closing  of an  acquisition,  (iii) the resolution of any potential issues under Section 4062(e) of ERISA, in connection with the  cessation of  operations  at certain  facilities  owned by WHX, H&H or their  subsidiaries,  and (iv) the granting to the PBGC of subordinate  liens on the  assets  of H&H  and its  subsidiaries,  and  specified  assets  of WHX,  to collateralize  WHX's obligation to pay the Waiver Amount to the WHX Pension Plan and to make  certain  payments  to the WHX  Pension  Plan  in the  event  of its termination.  As a result of the PBGC  Settlement  Agreement and the IRS Waiver,
based on estimates from WHX's actuary,  the Company  expects its minimum funding requirement  for the  specific  plan  year  and  the  amortization  of the  2005 requirement  to be $13.1 million (paid in full in 2006),  $10.8  million,  $11.0 million,  $8.9 million, $7.0 million and $2.3 million (which amounts reflect the recent passage of the Pension Protection Act of 2006) in 2006, 2007, 2008, 2009,
2010 and 2011, respectively.

ENVIRONMENTAL ISSUES

      H&H's  facilities and  operations  are subject to extensive  environmental laws and regulations  imposed by federal,  state,  foreign and local authorities relating to the protection of the environment. It could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal  injury,  as a result of violations of or  liabilities  under environmental  laws. H&H has incurred,  and in the future may continue to incur, liability  under  environmental  statutes  and  regulations  with respect to the contamination detected at sites owned or operated by it (including contamination caused by prior owners and operators of such sites,  abutters or other  persons)
and the sites at which H&H disposed of hazardous substances.  As of December 31,
2006,  H&H has  established  a reserve  totaling  $9.4  million  with respect to certain presently  estimated  environmental  remediation costs at certain of its facilities.  This  reserve may not be adequate  to cover the  ultimate  costs of remediation, including discovery of additional contaminants or the imposition of additional  cleanup  obligations  which could result in  significant  additional costs. In addition, H&H expects that future regulations, and changes in the text or  interpretation  of  existing  regulations,  may  subject it to  increasingly stringent standards. Compliance with such requirements may make it necessary for
H&H to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of  by-products  and wastes or take other steps,  which may be at a substantial cost to H&H.

STOCK PURCHASE AGREEMENT WITH STEEL

      On October 26, 2005, WHX CS Corp.  ("CS"),  a  wholly-owned  subsidiary of
WHX,  entered  into a Stock  Purchase  Agreement  by and  between  CS and Steel.
Pursuant to this  agreement,  CS sold 1,000 shares of Series A Preferred  Stock, par value $0.01 per share (the "Steel Shares"),  to Steel. Steel paid a purchase price of $5,100 per share or an aggregate  purchase  price of $5.1 million.  The proceeds  of the sale were  used by CS to  purchase  1,898,337  shares of Cosine
Communications,  Inc. The Steel Shares accrue  dividends at 6.0% per annum.  The
Steel  Shares  were  required to be  redeemed  by CS for $5.1  million  plus all accrued and unpaid  dividends  on October 26, 2006 or, at the sole option of the
Board of  Directors  of CS,  on any  earlier  date.  However,  there was no such redemption on that date.

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

      On  March  6,  2003,  the  PBGC  published  its  Notice  of  Determination
("Notice") and on March 7, 2003 filed a Summons and Complaint  ("Complaint")  in
United States  District Court for the Southern  District of New York seeking the
involuntary   termination   of  the  WHX  Pension  Plan  (the  "WHX  Plan"),   a
defined-benefit  pension plan  sponsored by the Company  that  provides  pension benefits to active and retired  employees of WHX and H&H and certain benefits to active and retired employees or members of the WPC Group. WHX filed an answer to this  complaint on March 27, 2003,  contesting  the PBGC's  action.  On July 24,
2003, the Company  entered into an agreement  among the PBGC, WPC, WPSC, and the
United  Steelworkers of America,  AFL-CIO-CLC  ("USWA") in settlement of matters relating to the PBGC V. WHX CORPORATION ("Termination Litigation"), in which the
PBGC was seeking to terminate the WHX Plan.  Under the  settlement,  among other things, WHX agreed (a) that the WHX Plan, as it is currently  constituted,  is a single employer  pension plan, (b) to contribute  funds to the WHX Plan equal to moneys  spent (if any) by WHX or its  affiliates  to purchase  WHX 10.5%  Senior
Notes ("Senior Notes") in future open market  transactions,  and (c) to grant to the PBGC a pari passu security  interest of up to $50.0 million in the event WHX obtained  any future  financing  on a secured  basis or provided any security or collateral for the Senior Notes.

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

SUMMARY OF COMMITMENTS

      As of December 31, 2006,  the total of the  Company's  future  contractual commitments,  including  the  repayment of debt  obligations  is  summarized  as follows (in thousands):

                                                                                  Payments Due by Period
                                                            -------------------------------------------------------------------
                        Contractual                                                                                   2012 and
                        Obligations                           Total          2007      2008 - 2009    2010 - 2011    thereafter
-------------------------------------------------------------------------------------------------------------------------------
Long-term debt (1)(2)                                       $ 165,306      $ 4,778      $ 150,126       $ 7,460        $ 2,942
Short-term debt (1)(2)                                         35,221       35,221              -             -              -
Mandatory redeemable preferred stock                            5,100        5,100              -             -              -
Interest payments (1)                                          12,375        6,309          4,235           997            834
Interest payments-related party (1)                            21,288       13,837          7,451             -              -
Operating leases                                                7,378        2,325          2,560         1,335          1,158
Pension and other retirement benefits contributions (3)        46,578       12,195         21,179        10,463          2,741

(1)   Interest payments do not include interest on Short-term debt.  Interest on variable-rate debt is based on current prevailing interest rates. Interest payments-related  party  pertain  to debt owed to the  Company's  majority shareholder,  Steel.  Such  interest  is not  expected  to be paid in cash pursuant  to the  terms of a  Subordination  Agreement  between  Steel and
      Wachovia.

(2)   See Note 12 to the Consolidated Financial Statements included in this Form
      10-K.

(3)   Pension and other retirement benefits  contributions  include all plans as discussed in Note 7 of the Consolidated  Financial  Statements.  Projected
      contributions  for 5 years (through 2011) are included on the above table, but contributions would continue beyond 5 years assuming the related plans are in effect.

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

SUMMARY

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

      As noted  above,  the Company  has taken the  following  actions  which it believes will improve liquidity and help provide for adequate  liquidity to fund the Company's capital needs for the next twelve months.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The  Company's  discussion  and analysis of its  financial  condition  and results of  operations  are based upon its  consolidated  financial  statements, which have been  prepared in accordance  with  accounting  principles  generally accepted  in the  United  States  of  America.  Preparation  of these  financial statements  requires the Company to make estimates and judgments that affect the reported  amounts of assets,  liabilities,  revenues and  expenses,  and related disclosure of  contingent  assets and  liabilities.  On an on-going  basis,  the
Company  evaluates  its  estimates,   including  those  related  to  bad  debts,
inventories,  long-lived assets,  intangibles,  income taxes, pensions and other post-retirement benefits, and contingencies and litigation.  Estimates are based on historical  experience,  future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the  basis  for  making  judgments  about the  carrying  values  of  assets  and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      Financial  Reporting  Release No. 60 requires  all  companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the consolidated financial statements,  included elsewhere in this Form 10-K,  includes a summary of the  significant  accounting policies  and  methods  used  in  the  preparation  of the  Company's  financial statements.  The  following is a brief  discussion  of the  critical  accounting policies and methods used by the Company.

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
objective.  The  Company  also  economically  hedges its  exposure  on  variable interest rate debt at one of its foreign subsidiaries.  As these derivatives are not  designated as accounting  hedges under SFAS No. 133, they are accounted for as derivatives with no hedge designation. These derivatives are marked to market and both  realized  and  unrealized  gains and losses on these  derivatives  are recorded in current  period  earnings as other income  (loss) in the case of the precious  metal  contracts and in interest  expense with respect to the interest rate  derivative.  The  unrealized  gain  or loss  (open  trade  equity)  on the derivatives is included in other current assets or other current liabilities.

      As of December  31, 2006 and 2005,  the Company had  contracted  for $17.3 million and $17.1 million,  respectively,  of forward contracts with a AA- rated counter party, and the future contracts are exchange traded contracts  through a third  party  broker.  Accordingly,  the Company  has  determined  that there is minimal  credit risk of default.  The  Company  estimates  the fair value of its derivative  contracts  through use of market  quotes or broker  valuations  when market information is not available.

GOODWILL, OTHER INTANGIBLES AND LONG-LIVED ASSETS

      The Company  adopted the  provisions of SFAS No. 142,  "Goodwill and Other
Intangible  Assets,"  effective  January 1, 2002.  As a result,  goodwill  is no longer amortized,  but instead is reviewed annually for impairment in accordance with the provisions of this statement.  The evaluation of the  recoverability of the  unamortized  balance of goodwill is based on a comparison of the respective reporting unit's fair value to its carrying value, including allocated goodwill.
Fair values are  determined  by  discounting  estimated  future cash flows.  The recoverability  of goodwill may be impacted if estimated  future  operating cash flows are not  achieved.  Other  intangible  assets  with  indefinite  lives are subjected to a lower of cost or market  impairment test.  Purchased  patents are stated at cost,  which is amortized over the respective  remaining  lives of the patents.  Other  intangible  assets with finite lives are  amortized  over their estimated useful lives.

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

      On March 4, 2005, WHX adopted the WHX Corporation  Supplemental  Executive
Retirement Plan ("WHX SERP"),  effective as of February 1, 2004,  which provides for  specified  benefits  to be paid to certain of its  employees.  All WHX SERP benefits were settled as of August 5, 2005,  in accordance  with FAS 88 and this plan was terminated on December 29, 2005. In addition to the  aforementioned WHX
SERP, H&H also has a non-qualified  pension plan for certain current and retired employees.  Such plan adopted an amendment  effective January 1, 2006, to freeze benefits under this plan.

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

      The  Company  determines  its  actuarial  assumptions  for its pension and postretirement  plans, after consultation with its actuaries,  on December 31 of each year to  calculate  liability  information  as of that date and pension and postretirement  expense for the following  year. The discount rate assumption is derived from the rate of return on high quality  bonds as of December 31 of each
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
The effect of a 1% change in two key  assumptions  for the WHX  Pension  Plan is summarized as follows:

                               Statement of    Balance Sheet
       Assumptions            Operations (1)     Impact (2)
------------------------------------------------------------
                                       (in millions)
Discount rate
             +1% increase         $ (0.7)         $ (36.1)
             -1% decrease            0.7             49.2

Expected return on assets
             +1% increase           (3.3)
             -1% decrease            3.3

(1)   Estimated impact on 2006 net periodic benefit costs.
(2)   Estimated impact on 2006 pension liability.

ENVIRONMENTAL REMEDIATION

      The  Company  provides  for  remediation  costs  and  penalties  when  the responsibility  to remediate is probable and the amount of  associated  costs is reasonably determinable.  Remediation liabilities are accrued based on estimates of known environmental exposures. The Company regularly monitors the progress of environmental remediation.  Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such  determination  was made.  As of December  31, 2006, total accruals for environmental remediation were $9.4 million.

LEGAL CONTINGENCIES

       The  Company  provides  for legal  contingencies  when the  liability  is probable and the amount of the associated costs is reasonably determinable.  The
Company regularly  monitors the progress of legal  contingencies and revises the amounts recorded in the period in which changes in estimate occur.

GOING CONCERN

      The  Company  forecasts  cash  availability  under  its  revolving  credit facility considering  historical and forecast results in order to determine that it can  reasonably  meet its  obligations  as they come due over the next  year.
Additionally,  the Company forecasts its compliance with the financial covenants of its loan  agreements to reasonably  determine that it will meet them over the next year and will not need to restructure its debt.

PURCHASE PRICE ALLOCATION

      The Company records assets and liabilities of acquired  companies at their fair value in accordance with SFAS No. 141 "Business  Combinations." In December
2006,  a  subsidiary  of  H&H  acquired  certain  assets  and  liabilities  of a mechanical roofing fastener business. The fair value of inventory was determined using the cost method for raw  materials  and the  comparative  sales method for work in process and  finished  goods.  Fixed  assets were valued  using the cost method. The fair value of intangible assets was determined using discounted cash flow methodologies.

NEW ACCOUNTING STANDARDS

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
objective.  As these  derivatives are not designated as accounting  hedges under
SFAS No. 133, they are accounted for as derivatives  with no hedge  designation.
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

      At  December  31,  2006 and  2005,  the  Company's  portfolio  of debt was comprised of primarily variable rate instruments. Accordingly, the fair value of such  instruments  may be  relatively  sensitive  to  effects of  interest  rate fluctuations.  In addition,  the fair value of such instruments is also affected by investors'  assessments of the risks  associated with industries in which the
Company operates as well as the Company's overall  creditworthiness  and ability to satisfy such obligations upon their maturity. The Company economically hedges its exposure on variable interest rate debt at one of its foreign subsidiaries.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
WHX Corporation

We have audited the accompanying  consolidated  balance sheet of WHX Corporation and  Subsidiaries  as  of  December  31,  2006,  and  the  related  consolidated statements  of  operations,  cash flows and changes in  stockholders'  (deficit)
equity  and  comprehensive   income  (loss)  for  the  year  then  ended.  These
consolidated  financial  statements  are  the  responsibility  of the  Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audit  to  obtain  reasonable  assurance  about  whether  the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included  consideration of internal control over financial  reporting as a basis for designing audit procedures that are appropriate in the  circumstances,  but not for the purpose of expressing an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects,  the financial position of WHX Corporation and
Subsidiaries  as of December 31, 2006,  and the results of their  operations and their  cash  flows  for the  year  then  ended  in  conformity  with  accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the  consolidated  financial  statements,  the Company changed its method of accounting for pension and post retirement  obligations as of December 31, 2006, in connection  with the adoption of Statement of Financial
Accounting Standards No. 158 "Employers'  Accounting for Defined Benefit Pension
and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)".

/s/ Grant Thornton LLP

Grant Thornton LLP
New York, New York
May 14, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of WHX Corporation:

      In our  opinion,  the  accompanying  consolidated  balance  sheet  and the related  consolidated  statements  of  operations,  cash  flows and  changes  in stockholders'  (deficit) equity and comprehensive  income (loss) present fairly, in all material  respects,  the financial  position of WHX  Corporation  and its subsidiaries  (the  "Company")  at December 31,  2005,  and the results of their operations  and their cash  flows for each of the two years in the period  ended
December 31, 2005, in conformity with accounting  principles  generally accepted
in  the  United  States  of  America.   These   financial   statements  are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these  financial  statements  based on our audits.  We conducted  our audits of these  statements  in  accordance  with the  standards  of the  Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the financial  statements,  assessing  the  accounting  principles  used and the significant  estimates made by management,  and evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable  basis for our opinion.

      As discussed in Note 1b to the  consolidated  financials  statements as of
December 31, 2005  included in the annual report on Form 10-k for the year ended
December  31,  2005,  the  2003  consolidated  financial  statements  have  been restated.

      The accompanying financial statements have been prepared assuming that the
Company will continue as a going  concern.  As more fully  described in Notes 1a and 2 to the consolidated  financial statements as of December 31, 2005 included in the annual  report on Form 10-k for the year ended  December  31,  2005,  WHX
Corporation  ("WHX") had their plan of  reorganization  (the "Plan") approved by the bankruptcy court and emerged from bankruptcy  effective,  July 29, 2005. The
Plan resulted in the discharge of all pre-bankruptcy  claims against WHX, except for its liability to its pension plan, and substantially  altered the rights and interests  of equity  security  holders.  WHX is a holding  company with no bank facility of its own and since  emerging  from  bankruptcy  has not had access to
dividends  from  its  only  operating   subsidiary,   Handy  &  Harman  ("H&H").
Additionally,  H&H's  credit  facility  matures  on March 31,  2007 and has also experienced  certain liquidity issues, as more fully described in Note 1a to the consolidated financial statements as of December 31, 2005 included in the annual report  on Form  10-k for the  year  ended  December  31,  2005.  WHX has as its principal source of cash limited  discrete  transactions as described in Note 1a and has significant cash  requirements  including the funding of the WHX Pension
Plan and certain other  administrative  costs. If WHX does not obtain additional liquidity,  it is likely that WHX will not have  sufficient  cash to continue to operate  through 2007 and pay its  liabilities  as they become due in the normal course of business. These conditions raise substantial doubt about the Company's ability to continue as a going  concern.  Management's  plans in regard to these matters are also  described in Note 1a. The financial  statements do not include any adjustments to reflect the possible future effects on the recoverability and classification  of assets or the amounts and  classification of liabilities that may result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
December 14, 2006

WHX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year ended December 31,
                                                                   -------------------------------------
                                                                      2006          2005          2004
                                                                   ---------     ---------     ---------
                                                                      (in thousands except per share)

Net sales                                                          $ 460,963     $ 403,815     $ 371,961
Cost of goods sold                                                   376,389       331,193       299,049
                                                                   ---------     ---------     ---------
Gross profit                                                          84,574        72,622        72,912
Selling, general and administrative expenses                          63,551        69,825        64,437
Asset impairment charge                                                5,195            --            --
Goodwill impairment charge                                                --            --        79,788
Environmental remediation expense                                      2,909            --        28,971
Restructuring charges                                                  2,420            --            --
Loss (gain) on disposal of assets                                        (31)          103          (592)
                                                                   ---------     ---------     ---------
Income (loss) from operations                                         10,530         2,694       (99,692)
                                                                   ---------     ---------     ---------
Other:
             Interest expense                                         22,535        17,236        25,486
             Chapter 11 and related reorganization expenses               --         9,454            --
             Loss on early retirement of debt                             --            --        (1,161)
             Realized and unrealized gain (loss) on derivatives       (7,993)       (4,263)          549
             Other income (loss)                                        (834)          151         6,016
                                                                   ---------     ---------     ---------
Loss from continuing operations before taxes                         (20,832)      (28,108)     (119,774)
Tax provision                                                             31         2,342         2,172
                                                                   ---------     ---------     ---------
Loss from continuing operations, net of tax                          (20,863)      (30,450)     (121,946)
                                                                   ---------     ---------     ---------
Discontinued operations:
             Loss from discontinued operations, net of tax              (167)       (4,888)      (18,498)
             Gain on disposal, net of tax                              2,880           681            --
                                                                   ---------     ---------     ---------
Net income (loss) on discontinued operations, net of tax               2,713        (4,207)      (18,498)
                                                                   ---------     ---------     ---------
Net loss                                                             (18,150)      (34,657)     (140,444)
Add: Extinguishment of preferred stock                                    --       257,782            --
Less: Dividend requirement for preferred stock                            --         3,561        19,424
                                                                   ---------     ---------     ---------
Net income (loss) applicable to common stock                       $ (18,150)    $ 219,564     $(159,868)
                                                                   =========     =========     =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK
Income (loss) from continuing operations
   net of preferred dividends                                      $   (2.09)    $   30.94     $  (25.98)
Discontinued operations                                                 0.27         (0.58)        (3.40)
                                                                   ---------     ---------     ---------

Net income (loss) per share applicable to common shares            $   (1.82)    $   30.36     $  (29.38)
                                                                   =========     =========     =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                                 ------------------------
                                                                    2006           2005
                                                                 ---------      ---------
                                                                      (in thousands)
                                  ASSETS
Current assets:
Cash and cash equivalents                                        $   4,776      $   4,076
Trade receivables, less allowance for doubtful accounts
   of  $1,090 and $866                                              58,697         57,243
Inventories                                                         57,177         60,978
Current assets of discontinued operations                               --            181
Insurance receivable                                                    --          2,000
Deferred income taxes                                                  339            812
Assets held for sale                                                 3,967             --
Other current assets                                                 5,611          6,641
                                                                 ---------      ---------
    Total current assets                                           130,567        131,931

Property, plant and equipment, at cost less
   accumulated depreciation and amortization                        78,120         91,150
Goodwill and other intangibles, net                                 68,272         50,048
Intangible pension asset                                                --            586
Long term assets of discontinued operations                             --          2,794
Other non-current assets                                            16,906         19,704
                                                                 ---------      ---------
                                                                 $ 293,865      $ 296,213
                                                                 =========      =========

              LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Trade payables                                                   $  39,194      $  49,274
Accrued environmental liability                                      9,421         27,526
Accrued liabilities                                                 28,456         29,566
Accrued interest expense - related party                             9,827          1,498
Current portion of long-term debt                                    4,778         23,127
Current portion of long-term debt - related party                       --         70,627
Short-term debt                                                     40,321         51,080
Deferred income taxes                                                  123            123
Current liabilities of discontinued operations                          --            581
                                                                 ---------      ---------
    Total current liabilities                                      132,120        253,402

Long-term debt                                                      70,901          4,889
Long-term debt - related party                                      89,627             --
Accrued pension liability                                           53,445         16,216
Other employee benefit liabilities                                   8,667          8,761
Deferred  income taxes                                               2,868          3,048
Additional minimum pension liability                                    --         65,601
                                                                 ---------      ---------
                                                                   357,628        351,917
                                                                 ---------      ---------

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock - $.10 par value; authorized 5,000 shares;
  issued and outstanding  -0- shares as of
  December 31, 2006 and 2005                                            --             --
Common stock -  $.01 par value; authorized 40,000 shares;
   issued and outstanding: 10,000 shares as of
   December 31, 2006 and 2005                                          100            100
Warrants                                                             1,287          1,287
Accumulated other comprehensive loss                               (47,335)       (57,426)
Additional paid-in capital                                         394,308        394,308
Accumulated deficit                                               (412,123)      (393,973)
                                                                 ---------      ---------
                                                                   (63,763)       (55,704)
                                                                 ---------      ---------
                                                                 $ 293,865      $ 296,213
                                                                 =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                         ---------------------------------------
                                                                            2006           2005           2004
                                                                         ---------      ---------      ---------
                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (18,150)     $ (34,657)     $(140,444)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
  Goodwill impairment charge                                                    --             --         79,788
  Depreciation and amortization                                             12,401         12,804         12,768
  Amortization of debt related costs                                         2,167          2,303          2,671
  Asset impairment charge                                                    5,195             --             --
  Unrealized loss on equity investment                                         820             --             --
  Other postretirement benefits                                                  9            944          1,221
  Loss on early retirement of debt                                              --             --          1,161
  Gain on WPSC note recovery                                                    --             --         (5,596)
  Deferred income taxes                                                        293            299            202
  Unrealized (gain) loss on derivatives                                       (692)           988            (82)
  Reclassification of net cash settlements on derivative instruments         8,685          3,275           (467)
  (Gain) loss on asset dispositions                                            (31)           103           (592)
  Pension curtailment                                                          128             --             --
  Gain on sale of investment in an affiliate                                  (188)            --             --
  Equity income in affiliated companies                                       (134)          (160)           (48)
  Discontinued operations                                                   (4,518)        (1,161)        11,140
  Other                                                                         --             33             66
Decrease (increase)  in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                                      1,987         (9,734)        (9,320)
      Inventories                                                            4,649         (2,823)       (24,214)
      Other current assets                                                   1,182          1,460          1,934
      Other current liabilities                                            (30,401)        11,726         27,617
  Other items-net                                                           (1,753)        (1,791)         1,567
  Discontinued operations                                                     (401)        11,379          1,077
                                                                         ---------      ---------      ---------
Net cash used in operating activities                                      (18,752)        (5,012)       (39,551)
                                                                         ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                             (25,971)        (5,031)        (2,410)
  Cash received on WPSC note recovery                                           --             --          5,596
  Proceeds from sale of aircraft                                                --             --         19,301
  Plant additions and improvements                                          (7,695)       (20,374)        (9,370)
  Net cash settlements on derivative instruments                            (8,685)        (3,275)           467
  Net cash flow provided by (used in) discontinued operations                7,310          1,949           (440)
  Proceeds from sale of investment in affiliate                                616             --             --
  Proceeds from sales of assets                                                278             45          7,111
                                                                         ---------      ---------      ---------
Net cash provided by (used in) investing activities                        (34,147)       (26,686)        20,255
                                                                         ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net revolver borrowings (repayments)                                     (10,759)        11,722         40,398
  Proceeds from Term Loan B - related party                                 19,000         70,627             --
  Proceeds of term loans-Domestic                                           56,000             --         99,250
  Repayment of term loan - Canpartners                                          --        (71,000)            --
  Repayment of H&H Senior Secured Credit Facility                               --             --       (149,684)
  Net borrowings from  H&H Senior Secured Credit Facility                       --             --         20,604
  Preferred stock issuance-mandatory redemption                                 --          5,100             --
  Repayment of H&H Industrial Revenue Bonds                                     --             --         (7,500)
  Repayment of term loans - Domestic                                        (8,460)        (2,776)        (2,848)
  Repayment of term loans - Foreign                                           (462)          (398)          (359)
  Debt issuance fees                                                            --             --         (5,392)
  Net change in overdrafts                                                  (2,018)         1,663          3,489
                                                                         ---------      ---------      ---------
Net cash provided by (used in) financing activities                         53,301         14,938         (2,042)
                                                                         ---------      ---------      ---------
NET CHANGE FOR THE PERIOD                                                      402        (16,760)       (21,338)
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                                    298             10            174
Cash and cash equivalents at beginning of year                               4,076         20,826         41,990
                                                                         ---------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   4,776      $   4,076      $  20,826
                                                                         =========      =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(Dollars and shares in thousands)                          Common Stock                Preferred Stock
                                                    -------------------------     -------------------------
                                                      Shares         Amount         Shares         Amount        Warrants
                                                    ----------     ----------     ----------     ----------     ----------

BALANCE, JANUARY 1, 2004                                 5,486     $       55          5,523     $      552             --

Current period change
Net loss
Compensation expense
                                                    ----------     ----------     ----------     ----------     ----------

BALANCE, DECEMBER 31, 2004                               5,486             55          5,523            552             --

Issuance of new shares                                  10,000            100
Current period change
Net loss
Extinguishment of preferred stock                       (5,486)           (55)        (5,523)          (552)         1,287
Compensation expense
Conversion of senior notes and accrued interest
                                                    ----------     ----------     ----------     ----------     ----------

BALANCE, DECEMBER 31, 2005                              10,000            100             --             --          1,287

Current period change
Adoption of Statement of Financial Accounting
   Standards No. 158
Net loss
                                                    ----------     ----------     ----------     ----------     ----------

BALANCE, DECEMBER 31, 2006                              10,000     $      100             --     $       --     $    1,287
                                                    ==========     ==========     ==========     ==========     ==========

(Dollars and shares in thousands)                   Accumulated Other                                 Additional       Total
                                                      Comprehensive    Accumulated      Unearned       Paid-In      Stockholders'
                                                      Income (Loss)      Deficit      Compensation     Capital    (Deficit) Equity
                                                    -----------------  -----------    ------------    ----------  ----------------

BALANCE, JANUARY 1, 2004                               $  (16,380)     $ (476,654)     $      (99)    $  556,206     $   63,680

Current period change                                     (20,231)                                                      (20,231)
Net loss                                                                 (140,444)                                     (140,444)
Compensation expense                                                                           66                            66
                                                       ----------      ----------      ----------     ----------     ----------

BALANCE, DECEMBER 31, 2004                                (36,611)       (617,098)            (33)       556,206        (96,929)

Issuance of new shares                                                                                                      100
Current period change                                     (20,815)                                                      (20,815)
Net loss                                                                  (34,657)                                      (34,657)
Extinguishment of preferred stock                                         257,782                       (258,525)           (63)
Compensation expense                                                                           33                            33
Conversion of senior notes and accrued interest                                                           96,627         96,627
                                                       ----------      ----------      ----------     ----------     ----------

BALANCE, DECEMBER 31, 2005                                (57,426)       (393,973)             --        394,308        (55,704)

Current period change                                      11,293                                                        11,293
Adoption of Statement of Financial Accounting
   Standards No. 158                                       (1,202)                                                       (1,202)
Net loss                                                                  (18,150)                                      (18,150)
                                                       ----------      ----------      ----------     ----------     ----------

BALANCE, DECEMBER 31, 2006                             $  (47,335)     $ (412,123)     $       --     $  394,308     $  (63,763)
                                                       ==========      ==========      ==========     ==========     ==========

                                                      YEAR ENDED DECEMBER 31,
                                            ---------------------------------------
                                               2006           2005           2004
                                            ---------      ---------      ---------

COMPREHENSIVE INCOME (LOSS)

Net loss                                    $ (18,150)     $ (34,657)     $(140,444)

Minimum pension liability adjustment           10,431        (19,774)       (21,248)

Foreign currency translation adjustment           862         (1,041)         1,017
                                            ---------      ---------      ---------
COMPREHENSIVE LOSS                          $  (6,857)     $ (55,472)     $(160,675)
                                            =========      =========      =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE BUSINESS

ORGANIZATION

      WHX  Corporation is a holding  company that invests in and manages a group of businesses that are managed on a decentralized  basis. WHX's primary business is Handy & Harman ("H&H"), a diversified  manufacturing  company whose strategic business units encompass three reportable segments: precious metals, tubing, and engineered  materials.  WHX Corporation,  together with all of its subsidiaries, are referred to herein as the  "Company."  In April 2007,  WHX acquired  Bairnco
Corporation ("Bairnco"). See Note 21 - Subsequent Event.

      On March 7, 2005, WHX  Corporation,  the parent company  ("WHX"),  filed a voluntary petition  ("Bankruptcy  Filing") to reorganize under Chapter 11 of the
United States  Bankruptcy Code with the United States  Bankruptcy  Court for the
Southern District of New York (the "Bankruptcy Court"). WHX continued to operate its businesses and own and manage its properties as a debtor-in-possession under the  jurisdiction of the Bankruptcy  Court and in accordance with the applicable provisions of the Bankruptcy Code until it emerged from protection under Chapter
11 on July 29, 2005 (the "Effective Date").

NOTE 1A - MANAGEMENT'S PLANS AND LIQUIDITY

      The Company incurred net losses of $18.2 million, $34.7 million and $140.4 million for the years ended December 31, 2006, 2005 and 2004,  respectively  and had negative cash flows from operations of $18.8 million, $5.0 million and $39.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.  As of December 31, 2006, the Company had an  accumulated  deficit of $412.1 million and a working capital deficit of $1.6 million. Additionally, the Company has not been in compliance  with certain of its bank  covenants and has been required to obtain a number of waivers from its lenders related to such covenants.

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
2005. (See Note 3).

      Throughout  2005 and 2006,  the  Company has been  experiencing  liquidity issues.  WHX is a  holding  company  and has as its  sole  source  of cash  flow distributions  from its operating  subsidiaries,  H&H and Bairnco (see Note 21 -
Subsequent Event), or other discrete transactions.  H&H's bank credit facilities and term loan  effectively do not permit it to transfer any cash or other assets to WHX,  (with the  exception  of  unsecured  loans to be used to make  required contributions  to the pension plan,  and for other uses of an unsecured  loan in the  aggregate  principal  amount  not to  exceed  $3.5  million  under  certain conditions),  and are  collateralized  by  substantially  all of  H&H's  assets.
Bairnco's  revolving credit facility ("Bairnco  Revolving Credit Facility") with
Bank of America,  N.A. ("Bank of America")  permits  distributions by Bairnco to
WHX under  certain  conditions,  as described in Note 21. WHX has no bank credit facility of its own. WHX's ongoing operating cash flow  requirements  consist of funding  the  minimum  requirements  of the WHX  Pension  Plan and paying  other administrative costs.

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
payable  to a related  party.  H&H's  availability  under its  revolving  credit facility and other  facilities  as of December 31, 2006 was $19.1 million and as of March 31,  2007,  was  approximately  $15.5  million..  All such  facilities, including  the term  loans,  were set to expire in March 31, 2007  (although  by amendment signed on March 29, 2007, were extended until June 30, 2008).

      In  connection  with the  closing of the  Bairnco  Offer and the Merger on
April 24, 2007 (see Note 21),  Bairnco became a wholly-owned  subsidiary of WHX.
Initial  financing  was provided by Steel through two  facilities,  as discussed below, in the approximate  aggregate amount of $101.5 million. In addition,  the
Bairnco  Revolving  Credit  Facility  was  amended to permit the  closing of the
Merger and related financing  transactions.  The availability  under the Bairnco
Revolving Credit Facility on March 31, 2007 was approximately $12.0 million. The
Bairnco Revolving Credit Facility permits  distributions by Bairnco to WHX under certain conditions, as described in Note 21.

      The Company  has  significant  cash flow  obligations,  including  without limitation  the  amounts  due for the WHX  Pension  Plan (as amended by the PBGC
Settlement  Agreement)  (See Note 7 regarding the Company's  pension and benefit plans).  There can be no assurance that the funds  available from operations and under  its  credit  facilities  will  be  sufficient  to  fund  pension  funding requirements,  debt service costs,  working  capital  demands and  environmental remediation costs. Additionally, there can be no assurance that the Company will be able to obtain  replacement  financing at commercially  reasonable terms upon the expiration of the H&H and Bairnco credit facilities in June 2008.

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

      As  more  fully  described  in  the  specific  notes  to  these  financial statements,  the Company has taken the following  actions which it believes will improve liquidity and help provide for adequate  liquidity to fund the Company's capital needs for the next twelve months.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The consolidated  financial statements include the accounts of WHX and its subsidiaries.  All material  intercompany  transactions  and balances  have been eliminated.

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
On an ongoing  basis,  the Company  evaluates  its  estimates,  including  those
related  to  investments,   accounts  receivable,   inventories,   property  and
equipment, assets held for sale, environmental liabilities and income taxes. The
Company  bases its  estimates  on  historical  experience  and on various  other assumptions  that are believed to be  reasonable  under the  circumstances,  the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

CASH AND CASH EQUIVALENTS

      Cash and cash  equivalents  include cash on hand and on deposit and highly liquid debt instruments with original  maturities of three months or less. As of
December 31, 2006 and 2005,  the Company had cash held in foreign  banks of $3.2 million and $1.1 million, respectively.

REVENUE RECOGNITION

      Revenues  from product  sales are  recognized  when the related goods have been  shipped  and the title and risk of loss has  passed  to the  customer.  An allowance is provided for estimated returns and discounts based on experience in accordance  with SEC Staff  Accounting  Bulletin No. 104.  Cash  received by the
Company  prior  to  shipment  is  recorded  as  deferred  revenue.  The  Company experiences  a  certain  degree of sales  returns  that  varies  over  time.  In accordance  with  Statement of Financial  Accounting  Standards No. 48 ("FAS No.
48"), "Revenue  Recognition When Right of Return Exists," the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of FAS No. 48. The Company records all shipping and handling  fees billed to customers as revenue,  and related costs as cost of sales,  when  incurred,  in accordance  with  Emerging  Issues Task Force "EITF"
Abstract 00-10, "Accounting for Shipping and Handling Fees and Costs."

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company  extends  credit to customers  based on its  evaluation of the customer's  financial  condition.  The Company has  established an allowance for accounts that may become  uncollectible in the future.  This estimated allowance is based primarily on management's  evaluation of the financial condition of the customer and historical experience. The Company monitors its accounts receivable and  charges to expense an amount  equal to its  estimate  of  potential  credit
losses.   Accounts   outstanding  longer  than  contractual  payment  terms  are considered  past due. The Company  considers a number of factors in  determining its estimates,  including the length of time its trade  accounts  receivable are past due, the Company's previous loss history and the customer's current ability to pay its obligation.  Accounts receivable balances are charged off against the allowance when it is determined that the receivable  will not be recovered,  and payments  subsequently  received on such receivables are credited to recovery of accounts  written  off.  The  Company  does  not  charge  interest  on past  due receivables.

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
objective.  The  Company  also  economically  hedges its  exposure  on  variable interest rate debt at one of its foreign subsidiaries.  As these derivatives are not  designated as  accounting  hedges under  Statement of Financial  Accounting
Standards  ("SFAS") No. 133, they are accounted for as derivatives with no hedge designation.  These  derivatives  are  marked to market  and both  realized  and unrealized gains and losses on these  derivatives are recorded in current period earnings as other income (loss) in the case of the precious metal  contracts and in interest expense with respect to the interest rate derivative. The unrealized gain or loss (open trade equity) on the derivatives is included in other current assets or other current liabilities.

      As of December  31, 2006 and 2005,  the Company had  contracted  for $17.3 million and $17.1 million,  respectively,  of forward contracts with a AA- rated counter party, and the future contracts are exchange traded contracts  through a third  party  broker.  Accordingly,  the Company  has  determined  that there is minimal  credit risk of default.  The  Company  estimates  the fair value of its derivative  contracts  through use of market  quotes or broker  valuations  when market information is not available.

PROPERTY, PLANT AND EQUIPMENT

      Depreciation of property,  plant and equipment is provided  principally on the  straight-line  method over the estimated useful lives of the assets,  which range  as  follows:  machinery  &  equipment  3 - 10  years  and  buildings  and improvements 10 - 30 years.  Interest cost is capitalized for qualifying  assets during the assets'  acquisition  period.  Maintenance and repairs are charged to expense  and  renewals  and  betterments  are  capitalized.  Profit  or  loss on dispositions is credited or charged to operating income.

GOODWILL AND INTANGIBLES

      The Company  adopted the  provisions of SFAS No. 142,  "Goodwill and Other
Intangible  Assets,"  effective  January 1, 2002.  As a result,  goodwill  is no longer amortized,  but instead is reviewed annually for impairment in accordance with the provisions of this statement.  The evaluation of the  recoverability of the  unamortized  balance of goodwill is based on a comparison of the respective reporting unit's fair value to its carrying value, including allocated goodwill.
Fair values are  determined  by  discounting  estimated  future cash flows.  The recoverability  of goodwill may be impacted if estimated  future  operating cash flows are not  achieved.  Other  intangible  assets  with  indefinite  lives are subjected to a lower of cost or market  impairment test.  Purchased  patents are stated at cost,  which is amortized over the respective  remaining  lives of the patents.  Other  intangible  assets with finite lives are  amortized  over their estimated useful lives.

EQUITY INVESTMENTS

      Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise  significant  influence, but not control, over an investee.  Significant influence is generally deemed to exist if the  company  has an  ownership  interest  in the  voting  stock of the investee of between 20% and 50%, although other factors,  such as representation on the investee's Board of Directors,  are considered in determining whether the equity  method of  accounting  is  appropriate.  The  Company  accounts  for its investment in Cosine Communications, Inc. using the equity method of accounting.
See Note 17.

STOCK-BASED COMPENSATION

      In 2006,  revised  Statement of Financial  Accounting  Standards  No. 123,
"Share-Based  Payment" ("SFAS No. 123") became  effective for the Company.  SFAS
No. 123 eliminated  the intrinsic  value method as an allowed method for valuing
stock  options   granted  to  employees.   Under  the  intrinsic  value  method,
compensation  expense was  generally  not  recognized  for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange  for the  services  received  based  on the fair  value  of the  equity instruments on the grant-date.  This statement did not have a material impact on the Company's financial position, results of operations or cash flows.

      As of December 31, 2006 and 2005,  the Company had no stock option  plans.
However,  the Company has agreed to grant stock options upon adoption of a stock option plan by the Board of Directors and registration  thereof with the SEC, or in lieu thereof, phantom stock options or equivalent other consideration (at the sole  discretion  of the  Company),  to various  officers  and  employees of the
Company.  At December  31, 2004 the  Company  had six  stock-based  compensation plans,  which are more fully described in Note 15. These plans were cancelled in conjunction  with WHX's  emergence  from  bankruptcy  in July 2005.  The Company accounted for these plans under the recognition  and  measurement  principles of
Accounting  Principles Board (APB) Opinion No. 25,  "Accounting for Stock Issued
to Employees," and related interpretations. No stock-based compensation cost for the  issuance of stock  options  was  reflected  in net  income,  as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of the option grant.

      In 2003, the Company  awarded 80,000 shares of restricted  common stock to members of the Board of  Directors  at a fair  market  value of $2.48 per share.
These shares vested 1/3 immediately and 1/3 each year thereafter over a two-year period  and was  recorded  as a  separate  component  of  Stockholders'  Equity.
Compensation  expense related to restricted stock awards was recognized over the vesting period (through part of 2005).

      The following table  illustrates the effect on net income and earnings per share if WHX had applied the fair-value  recognition  provisions of SFAS No. 123 to stock-based employee compensation in 2005 and 2004:

                                                         2005            2004
                                                      ---------       ---------

Net income (loss), as reported
applicable to common shareholders                     $ 219,564       $(159,868)

Add: Compensation Expense                                    33              66

Deduct: total stock-based employee
      compensation expense determined
      under fair-value based method
      for all awards                                         33             473

                                                      ---------       ---------
Pro forma net income (loss)                           $ 219,564       $(160,275)
                                                      =========       =========

Income (loss) per share:
     Basic and diluted - as reported                  $   30.36       $  (29.38)
     Basic and diluted - Pro forma                    $   30.36       $  (29.45)

      The  pro-forma  amounts  and the  fair  value  of each  option  grant  are estimated on the date of grant using the Black-Scholes option-pricing model. The
following   weighted-average   assumptions   were  used  in  the   Black-Scholes
calculation:  expected volatility of 104.2% in 2004,  risk-free interest rate of
3.4% in 2004, and expected life of 5 years and a dividend yield of zero.

ENVIRONMENTAL LIABILITIES

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

INCOME TAXES

      Income taxes are provided using the asset and liability  method  presented by SFAS No. 109,  "Accounting  for Income Taxes"  ("SFAS No.  109").  Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently  payable/refunds  receivable  and tax expense)  are recorded  based on amounts refundable or payable in the current year and include the results of any differences  between U.S. GAAP and tax reporting.  Deferred income taxes reflect the tax effect of net operating loss  carryforwards,  capital loss carryforwards and the net tax effects of temporary  differences between the carrying amount of assets and  liabilities  for financial  reporting  and income tax  purposes,  as
determined  under  enacted  tax  laws  and  rates.   Valuation   allowances  are
established when management determines that it is more likely than not that some portion or the entire  deferred  tax asset will not be realized.  The  financial effect  of  changes  in tax laws or  rates is  accounted  for in the  period  of enactment.

EARNINGS PER SHARE

      Pursuant to SFAS No. 128,  "Earnings per Share," basic  earnings per share are based on the weighted  average number of shares of Common Stock  outstanding during each year, excluding redeemable common shares. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.

FOREIGN CURRENCY TRANSLATION

      Assets and  liabilities of foreign  subsidiaries  have been  translated at current  exchange rates,  and related revenues and expenses have been translated at average  rates of exchange in effect  during the year.  Resulting  cumulative
translation   adjustments  have  been  recorded  as  a  separate   component  of
accumulated other comprehensive income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying  values of cash and cash  equivalents,  accounts  receivable, accounts  payable  and  accrued  liabilities  approximate  fair value due to the short-term maturities of these assets and liabilities.

RECLASSIFICATION

      Certain  amounts for prior years have been  reclassified to conform to the current year presentation.

NOTE 3 -VOLUNTARY PETITION UNDER CHAPTER 11 OF U.S. BANKRUPTCY CODE

      On March 7, 2005, WHX Corporation (the parent) filed a voluntary  petition
("Bankruptcy  Filing")  to  reorganize  under  Chapter 11 of the  United  States
Bankruptcy  Code  with the  United  States  Bankruptcy  Court  for the  Southern
District of New York (the  "Bankruptcy  Court").  WHX  continued  to operate its businesses and own and manage its properties as a debtor-in-possession under the jurisdiction  of the  Bankruptcy  Court and in  accordance  with the  applicable provisions of the Bankruptcy Code until it emerged from protection under Chapter
11 of the Bankruptcy Code on July 29, 2005.

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
except  as  explicitly  provided  in the Plan.  Preferred  stock  dividends  and interest on WHX's debt of $11.7  million  accrued from March 7, 2005 to July 29,
2005 were not included as a claim of the bankruptcy proceedings.

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

      Upon its emergence from  bankruptcy on July 29, 2005,  WHX  experienced an ownership  change as defined by Section 382 of the Internal  Revenue Code, which
imposes   annual   limitations   on  the   utilization  of  net  operating  loss
carryforwards  post ownership change.  The Company believes it qualifies for the bankruptcy  exception  to  the  general  Section  382  limitations.  Under  this exception,  the  annual  limitation  imposed by Section  382  resulting  from an ownership change will not apply;  instead,  the net operating loss carryforwards
must  be  reduced  by  certain   interest  expense  paid  creditors  who  became
stockholders  as a result  of the  bankruptcy  reorganization.  Thus,  WHX's net operating loss  carryforwards  of $116.0 million as of December 31, 2004 will be
reduced  by  approximately   $31.0  million  to  approximately   $85.0  million.
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

      On September 29, 2006, the Financial  Accounting  Standards Board ("FASB")
issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other
Postretirement Plans (SFAS No.158") which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses,  prior service costs and credits,  and any remaining  transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic  benefit cost will be recognized  in  accumulated  other  comprehensive income,  net of tax  effects,  until they are  amortized  as a component  of net periodic cost. SFAS No. 158 is effective for publicly-held  companies for fiscal years ending after December 15, 2006. WHX Corporation  adopted the balance sheet recognition  provisions of SFAS No. 158 at December 31, 2006. At that time,  our balance sheet reflected a reduction in shareholder equity of approximately $49.3 million due to our defined  benefit  pension  and other  postretirement  benefit plans. The new provisions of SFAS No. 158 resulted in an additional $1.2 million reduction to WHX  Corporation's  shareholders'  equity at December 31, 2006. The
Statement does not affect the results of operations.

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

      In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements"
SFAS No. 157 defines fair value,  establishes  a framework  for  measuring  fair value in accordance with accounting  principles generally accepted in the United
States, and expands  disclosures about fair value  measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting  pronouncements that require or permit fair value  measurements.  The provisions  of SFAS No. 157 are  effective  for  fiscal  years  beginning  after
November 15, 2007.  The Company is currently  evaluating  the impact of adopting
SFAS No. 157 on its consolidated financial position and results of operations.

      In June 2006, the FASB issued FASB  Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes" an Interpretation of FASB Statement 109 ("FIN 48"),
which  clarifies  the  accounting  for   uncertainty  in  tax  positions.   This
Interpretation  provides that the tax effects from an uncertain tax position can be recognized in the financial  statements,  only if the position is more likely than not of being  sustained  on  audit,  based on the  technical  merits of the position.  The  provisions of FIN 48 are effective as of the beginning of fiscal
2007, with the cumulative effect of the change in accounting  principle recorded as an adjustment to opening retained  earnings.  The Company does not expect the adoption  of FIN 48 to have a  material  impact  on its  consolidated  financial position or results of operations.

NOTE 5 - ASSET IMPAIRMENT,  DISCONTINUED  OPERATIONS AND BUSINESS  RESTRUCTURING
CHARGES

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

      In  conjunction  with the decision to close the Norristown  facility,  the
Company  reviewed the  recoverability  of the  Norristown  long-lived  assets in accordance  with  SFAS No.  144,  "Accounting  for  Impairment  or  Disposal  of
Long-Lived Assets". A review of future cash flows, based on the expected closing date,  indicated that cash flows would be  insufficient  to support the carrying value of certain machinery and equipment at Norristown. As a result, the Company recorded  an  asset  impairment  charge  of $1.8  million  in its  statement  of operations for the second quarter of 2006. Certain of the Norristown  long-lived
assets,   principally   consisting  of  machinery  and   equipment,   have  been
reclassified to current assets held for sale in the accompanying  balance sheet.
The real estate is included in  non-current  assets (other  assets) as it is not probable that it will be sold within one year.  No impairment  loss was incurred on the real estate assets based on the Company's analysis.

      Restructuring  charges  related to the closing of the Norristown  facility totaling  $2.4 million in 2006 were  recorded in the  statement  of  operations.
These  charges  included  termination  benefits of $2.0  million,  $0.1  million resulting from a pension  curtailment,  and $0.3 million of other  charges.  The activity in the restructuring reserve was as follows for 2006:

                                    Reserve                                     Reserve
                                    Balance                                     Balance
                                 December 31,                                 December 31,
                                     2005         Expense          Paid           2006
                                 ------------    ---------      ---------     ------------
                                                       (in thousands)

Termination benefits               $      --     $   2,049      $  (1,729)     $     320

Other facility closure costs              --           243           (243)     $      --

Pension curtailment charge                --           128           (128)     $      --
                                   ---------     ---------      ---------      ---------

                                   $      --     $   2,420      $  (2,100)     $     320
                                   =========     =========      =========      =========

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

      On March 4, 2007, the Company sold certain assets,  including the land and building,  certain  machinery and equipment,  and inventory of HHEM,  located in
East  Providence,  Rhode Island,  as well as certain of its assets and inventory located in Malaysia for net proceeds of approximately  $3.9 million.  Due to the charge for the long-lived  asset  impairment in 2006, the Company  recognized no gain or loss upon sale of the long-lived assets in 2007. However, upon sale, the
Company recognized a loss of $0.9 million relating to the sale of inventory. The
Company has retained  responsibility for any environmental  conditions requiring remediation at the HHEM site.

WIRE AND CABLE BUSINESS:

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
The decision to sell was based on the  continued  cash flow drain on the Company
caused  by  these  businesses  from  further   increases  in  operating  losses,
deteriorating margins and rising raw material costs. Based on the proposed terms of these transactions the Company recorded an additional asset impairment charge of $4.3  million.  At that time the  Company  stated  that if it were  unable to complete  these  sales it would  consider  the closure of these  operations.  On
January 13, 2005, the Company  determined that a sale of these  operations could not be completed on terms satisfactory to the Company.  Accordingly, the Company decided  to  permanently  close  the wire and  cable  businesses.  The  affected operations were located in Cockeysville, Maryland and Oriskany, New York.

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
machinery & equipment  relating to this business for $7.3 million and recognized a pretax gain on these sales of $4.5 million.

      Operating results of discontinued operations were as follows:

                                            2006          2005           2004
                                          --------      --------       --------
                                                     (in thousands)

Net Sales                                 $     --      $ 10,672       $ 38,958

Gross profit (loss)                             --        (1,997)        (3,522)

Asset impairment charge                         --            --          8,175

Restructuring charge                            --         2,255          1,576

Pretax gain on sale of fixed assets          4,519           681             --

Operating income (loss)                      4,352        (4,063)       (18,361)

Interest/other expense                          --           144            137

Net income (loss)                            2,713        (4,207)       (18,498)

      The following is a summary of the carrying amounts of the major classes of assets and  liabilities  of the wire and cable  business at  December  31,
      2005:

                                                   2005
                                             --------------
                                             (in thousands)

Current assets                                  $     181

Property, plant and equipment                       2,794

Total assets                                        2,975

Total liabilities                                     581

Net assets                                          2,394

NOTE 6 - ACQUISITION

      Pursuant to an Asset Purchase  Agreement (the "Asset Purchase  Agreement")
dated as of December 28, 2006, a subsidiary  of H&H acquired  certain  assets of
ITW  Buildex.  The purchase  price was  approximately  $26 million,  including a working capital  adjustment.  The assets acquired included,  among other things, machinery, equipment, inventories of raw materials, work-in-process and finished products,  certain  contracts,  accounts  receivable and  intellectual  property rights,  all as related to the  acquired  business  and as provided in the Asset
Purchase Agreement.  This acquired business develops and manufactures  fastening systems for the  commercial  roofing  industry.  WHX believes  this  acquisition solidifies  its position as a leading  manufacturer  and supplier of  mechanical fasteners,  accessories  and  components,  and  building  products for the North
American commercial and residential construction industry.

      The Company has made an  allocation  of the  purchase  price,  as detailed below, to the assets  acquired and liabilities  assumed at estimated fair market values:

                                                                  Amount
                                                                 --------
                                                              (in thousands)

      Accounts receivable                                        $  3,054
      Inventories                                                   3,763
      Prepaid expenses                                                 29
      Equipment                                                     2,960
      Identifiable intangible assets                               13,900
      Goodwill                                                      3,584
                                                                 --------
           Total assets acquired                                   27,290
      Accrued expenses                                             (1,319)
                                                                 --------
           Net assets acquired                                   $ 25,971
                                                                 ========

      The  components of the $13.9 million of acquired  Identifiable  Intangible
Assets, listed in the above table are as follows:

                                                                    Amortization
                                                      Amount          Period
                                                    ---------      -------------
                                                  (in thousands)

Products and customer relationships                 $  11,500      20 years
Trademark/Brand name                                    1,200      10 years
Patents and patent applications                           800      15 years
Non-compete agreement                                     400      4 years
                                                    ---------
    Total Identifiable Intangible Assets            $  13,900
                                                    =========

      No  amortization  expense was recorded in 2006 since the  acquisition  was made the last working day of the year. The Goodwill has an indefinite  life and, accordingly,  will not be amortized,  but will be subject to periodic impairment testing at future periods in accordance  with SFAS No. 142,  "Goodwill and Other
Intangible  Assets".  The goodwill is expected to be amortizable  for income tax purposes.

      The  acquisition  is being  accounted  for  under the  purchase  method of accounting.  Beginning  in 2007,  the  consolidated  financial  statements  will include the results of  operations  of the acquired  business,  now known as OMG
Midwest, and such business will be included (as part of its parent company, OMG,
Inc.), within the Company's Engineered Materials segment for reporting purposes.
Since the business  was  acquired on the last working day of 2006,  there are no results of operations  of this  business for 2006  included in the  accompanying
Consolidated  Financial  Statements.  Proforma unaudited  financial data for the combined  companies as though the Company had acquired the assets of OMG Midwest as of January 1, 2005, is as follows:

                          COMBINED WHX AND OMG MIDWEST

                                                   2006            2005
                                                ---------       ---------
                                                      (in thousands)
      Net Sales                                $ 488,086        $ 426,628

      Net loss                                 $ (17,969)       $ (35,082)

      Net income (loss) applicable
        to common stock                        $ (17,969)       $ 219,139

      Net income (loss) per share
        applicable to common shares            $   (1.80)       $   30.30

      Included in the above  proforma  results for OMG Midwest for 2006 and 2005 is  estimated  depreciation  and  amortization  of $1.2  million  and  estimated interest expense of $2.3 million. The proforma information noted above should be read  in  conjunction  with  the  related  historical  information  and  is  not necessarily  indicative  of the results  that would have been  attained  had the transaction actually taken place as of January 1, 2005.

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

QUALIFIED PENSION PLANS

      The  Company's   defined  benefit  plan,  the  WHX  Pension  Plan,  covers
substantially  all WHX and H&H employees  and certain  employees of WHX's former subsidiary, WPC. The WHX Pension Plan was established in May 1998 as a result of the merger of the former Handy & Harman plans,  which covered  substantially all
H&H employees,  and the WPC plan. The WPC plan,  covering most  USWA-represented employees of WPC,  was created  pursuant to a  collective  bargaining  agreement ratified on August 12, 1997. Prior to that date,  benefits were provided through
a  defined   contribution  plan,  the   Wheeling-Pittsburgh   Steel  Corporation
Retirement Security Plan ("RSP"). The assets of the RSP were merged into the WPC plan as of  December  1,  1997.  Under the terms of the WHX  Pension  Plan,  the benefit  formula and  provisions for the WPC and H&H  participants  continued as they were designed under each of the respective plans prior to the merger.

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

      On  September  29,  2006,  the  FASB  issued  SFAS  No.  158,  "Employers'
Accounting  for Defined  Benefit  Pension and Other  Postretirement  Plans -- an
amendment  of FASB  Statements  No. 87, 88, 106,  and  132(R)."  This  statement requires recognition of the funded status of a company's defined benefit pension and postretirement  benefit plans as an asset or liability on the balance sheet.
Previously,  under the  provisions of SFAS No. 87,  "Employers'  Accounting  for
Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement  Benefits
Other Than  Pensions,"  the asset or  liability  recorded on the  balance  sheet reflected the funded status of the plan, net of certain  unrecognized items that qualified for delayed income  statement  recognition.  Under SFAS No. 158, these
previously   unrecognized   items  are  to  be  recorded  in  accumulated  other
comprehensive  loss when the  recognition  provisions  are adopted.  The Company adopted the  recognition  provisions  as of December  31,  2006,  and the funded status of its defined  benefit  plans is reflected in its  consolidated  balance sheet as of December 31, 2006. In accordance  with the transition  provisions of
SFAS No. 158, prior periods have not been restated.  The  incremental  effect of
applying  the   recognition   provisions  of  SFAS  No.  158  on  the  Company's
consolidated balance sheet as of December 31, 2006, is shown below:

                                                         Before                              After
                                                      Adoption of                         Adoption of
                                                      SFAS No. 158       Adjustments     SFAS No. 158
                                                      -----------------------------------------------
                                                                       (in thousands)
Intangible pension asset                                       388           (388)               --
Total assets                                               294,253           (388)          293,865

Accrued pension liability (long term)                      (53,445)            --           (53,445)
Other employee benefit liabilities                          (7,852)          (814)           (8,666)

Total pension & benefits-related liabilities               (61,299)          (814)          (62,111)
Total liabilities                                         (356,814)          (814)         (357,628)

Accumulated other comprehensive loss                        46,153          1,202            47,355
Total stockholders' deficit                                 62,561          1,202            63,763

ACCUMULATED OTHER COMPREHENSIVE LOSS

      Amounts  recorded  in  accumulated  other   comprehensive   loss  not  yet
recognized  in net periodic  benefit  cost as of December  31,  2006,  are shown below:

                                                                  Other
                                                   Pension    Postretirement
                                                  --------------------------
                                                       (in thousands)
      Net actuarial loss                          $  54,584     $   1,914
      Prior service cost (credit)                       388        (1,100)
                                                  -----------------------
                                                  $  54,972     $     814
                                                  =======================

      Amounts recorded in accumulated other  comprehensive  loss at December 31,
2006, and expected to be recognized in net periodic benefit cost during the year ended December 31, 2007 are shown below:

                                                                  Other
                                                   Pension    Postretirement
                                                  --------------------------
                                                       (in thousands)
      Net actuarial loss                          $     948     $     193
      Prior service cost (credit)                        63          (157)
                                                  -----------------------
                                                  $   1,011     $      36
                                                  =======================

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
Upon  retirement,  participants  who are  eligible  for the WHX Pension Plan and maintain  RSP account  balances  will  normally  receive  benefits  from the WHX
Pension Plan.  When these  participants  become  eligible for benefits under the
Plan,  their  vested  balances in the RSP Plan become  assets of the WHX Pension
Plan. Aggregate account balances held in trust in individual employees' accounts totaled $140 million at December 31, 2006. Such individual  account balances can only be utilized to fund all or a portion of the respective  individual's  gross pension  benefit as determined by the defined  benefit plan's  benefit  formula.
These assets cannot be utilized to fund any of the net benefit that is the basis for determining  the defined  benefit plan's benefit  obligation at December 31,
2006.

      The  Company's  funding  policy is to  contribute  annually an amount that satisfies the minimum funding standards of ERISA. Prior to 2004, the Company had not been required to make any such  contributions due to the plan's fully funded status. The Company contributed $1.2 million and $6.0 million to the WHX Pension
Plan in 2005 and 2004  respectively.  On September 15, 2006, WHX was required to make a minimum  contribution  to the WHX Pension  Plan for the 2005 plan year in the amount of $15.5 million. However, the Company did not make that contribution due to liquidity issues, and applied to the Internal Revenue Service ("IRS") for a funding waiver for the 2005 plan year. On December 20, 2006, the IRS granted a conditional waiver of the minimum funding requirements for the 2005 plan year in accordance with section 412 (d) of the Internal  Revenue Code and section 303 of the Employee  Retirement Income and Security Act of 1974, as amended  ("ERISA").
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

The following table presents a  reconciliation  of beginning and ending balances of the projected benefit obligation:

                                                          WHX Pension Plan
                                                    ---------------------------
                                                       2006              2005
                                                    ---------         ---------
                                                          (in thousands)

Benefit obligation at January 1                     $ 424,054         $ 410,186
Service cost                                              223             1,244
Interest cost                                          23,056            23,007
Actuarial loss                                          4,867            23,455
Benefits paid                                         (37,721)          (34,223)
Curtailments                                             (557)           (1,079)
Transfers from RSP                                      1,497             1,464
                                                    ---------         ---------
Benefit obligation at December 31                   $ 415,419         $ 424,054
                                                    =========         =========

The following table presents the beginning-of-year  and end-of-year  accumulated benefit obligation:

                                                              WHX Pension Plan
                                                         -----------------------
                                                           2006           2005
                                                         --------       --------
                                                              (in thousands)

Accumulated benefit obligation at January 1              $424,054       $408,852
Accumulated benefit obligation at December 31             415,419        424,054

The following  table  presents  weighted-average  assumptions  used to determine benefit obligations at December 31:

                                                            WHX Pension Plan
                                                       -------------------------
                                                           2006         2005
                                                       -------------------------

Discount rate                                              5.80%           5.50%
Rate of compensation increase                               N/A            4.00%

The following table presents a  reconciliation  of beginning and ending balances of the fair value of plan assets:

                                                          WHX Pension Plan
                                                     --------------------------
                                                        2006             2005
                                                     ---------        ---------
                                                           (in thousands)
Fair value of plan assets at January 1               $ 342,237        $ 343,374
Actual returns on plan assets                           42,874           30,444
Benefits paid                                          (37,721)         (34,223)
Company contributions                                   13,087            1,178
Transfers from RSP                                       1,497            1,464
                                                     ---------        ---------
Fair value of plan assets at December 31             $ 361,974        $ 342,237
                                                     =========        =========

Funded status                                        $ (53,445)       $ (81,817)
Unrecognized prior service cost                            N/A              586
Unrecognized actuarial loss                                N/A           65,015
Unrecognized transition obligation                         N/A               --
                                                     ---------        ---------
Net amount recognized                                $ (53,445)       $ (16,216)
                                                     =========        =========

      Employer  contributions  consist of funds paid from employer assets into a qualified pension trust account.

WHX's Pension Plan's weighted-average asset allocations at December 31, 2006 and
2005, by asset category, are as follows:

                                                             Plan Assets
                                                         2006            2005
                                                    -------------   ------------
ASSET CATEGORY
Equity Securities                                             24%            42%
United States Government Securities                            6%             0%
Debt Securities                                                5%             6%
Convertible Securities                                         8%             8%
Cash                                                           5%             5%
Other (Hedge Funds)                                           52%            39%
                                                    -------------   ------------
   Total                                                     100%           100%
                                                    =============   ============

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

                                                            WHX Pension Plan
                                                       ------------------------
                                                         2006            2005
                                                       --------        --------
                                                             (in thousands)

Accrued pension liability                              $(53,445)       $(16,216)
Additional minimum pension liability                        N/A         (65,601)
Intangible pension asset                                    N/A             586
Accumulated other comprehensive income                   54,972          65,015
                                                       --------        --------

Net asset (liability) recognized                       $  1,527        $(16,216)
                                                       ========        ========

      The following  table presents the components of net periodic  pension cost
(credit) for the years ended December 31:

                                                     WHX Pension Plan
                                           ------------------------------------
                                             2006          2005          2004
                                           --------      --------      --------
                                                     (in thousands)

Service cost                               $    223      $  1,244      $    978
Interest cost                                23,056        23,007        24,326
Expected return on plan assets              (28,436)      (27,775)      (27,947)
Amortization of prior service cost               69           155            86
Recognized actuarial loss                       303         1,268            --
                                           --------      --------      --------
                                             (4,785)       (2,101)       (2,557)
                                           --------      --------      --------
Curtailment  loss (a)                           128           709            --
                                           --------      --------      --------
                                           $ (4,657)     $ (1,392)     $ (2,557)
                                           ========      ========      ========

(a)   $232 of the curtailment loss in 2005 relates to the Wire Group and as such is included in net loss on discontinued operations.

The following table presents weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                                        WHX Pension Plan
                                               ---------------------------------
                                                 2006         2005         2004
                                               ---------------------------------

Discount rate                                    5.50%        5.75%        6.25%
Expected return on assets                        8.50%        8.50%        8.50%
Rate of compensation increase                     N/A         4.00%        4.00%

      In  determining  the  expected  long-term  rate of return on  assets,  the
Company evaluated input from its investment consultants, investment managers and actuaries.  In addition, the Company considered its historical compound returns, which have been in excess of the Company's  forward-looking returns. The Company determines its actuarial  assumptions for its pension and postretirement  plans, after consultation with its actuaries,  on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following  year.  The discount  rate  assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

CONTRIBUTIONS

      The estimated  minimum  funding  requirements  for the WHX Pension Plan in
2007, 2008, 2009, 2010, and 2011 are $10.8 million, $11.0 million, $8.9 million,
$7.0  million and $2.3  million  respectively.  Cash  funding  requirements  are developed annually from actuarial valuations in accordance with ERISA.  Inherent in  these  valuations  are  assumptions  including  discount  rates,  mortality, retirement,  turnover  and  expected  long-term  rates of return on plan assets.
Material  changes in cash  funding  requirements  may occur in the future due to changes in these assumptions or if certain assumptions are not realized.

BENEFIT PAYMENTS

      Estimated  future benefit  payments for the WHX Pension Plan over the next ten years are as follows (in thousands):

                         Years               Amount
                      -----------------------------
                             2007          $ 33,009
                             2008            32,715
                             2009            32,633
                             2010            32,560
                             2011            32,278
                      2012 - 2016           156,693

NON-QUALIFIED PENSION PLANS

      In addition to the  aforementioned  benefit plans, H&H has a non-qualified pension  plan for certain  current and retired  employees.  Such plan adopted an amendment effective January 1, 2006, to freeze benefits under the plan. On March
4, 2005, WHX adopted the WHX Corporation Supplemental Executive Retirement Plan,
effective as of February 1, 2004,  which  provides for specified  benefits to be paid to certain  of its  employees.  The WHX  Corporate  Supplemental  Executive
Retirement Plan (SERP) benefits were settled as of August 5, 2005, in accordance with SFAS 88 and this plan was terminated on December 29, 2005.

      The measurement date for plan obligations is December 31.

The following table presents a  reconciliation  of beginning and ending balances of the projected benefit obligation for these non-qualified plans:

                                                         2006             2005
                                                       -------          -------
                                                             (in thousands)
Benefit obligation at January 1                        $   939          $ 2,475
Service cost                                                --              135
Interest cost                                               11               93
Actuarial (gain) loss                                      (82)             (43)
Amendments                                                (382)              --
Benefits paid                                               (6)            (569)
Adjustment due to legal settlement                          --             (540)
Curtailment                                               (267)            (612)
                                                       -------          -------
Benefit obligation at December 31                      $   213          $   939
                                                       =======          =======

The following table presents the beginning- of- year and end-of-year accumulated benefit obligation:

                                                              2006         2005
                                                             ------       ------
                                                               (In thousands)
Accumulated benefit obligation at January 1                  $  627       $1,060
Accumulated benefit obligation at December 31                   213          627

The following  table  presents  weighted-average  assumptions  used to determine benefit obligations at December 31:

                                                           -------      -------
                                                             2006         2005
                                                           -------      -------

Discount rate                                                 5.80%        5.50%
H&H rate of compensation increase                               --         5.00%
WHX rate of compensation increase                               --         4.00%

The funded  status of the  plans,  reconciled  to the  amounts  reported  on the balance sheets as of December 31 follows:

                                                            2006          2005
                                                          -------       -------
                                                              (in thousands)

Projected benefit obligation                              $  (213)      $  (939)
Fair value of assets                                           --            --
                                                          -------       -------
Funded status                                                (213)         (939)
Unrecognized prior service cost                               N/A            87
Unrecognized loss                                             N/A           110
                                                          -------       -------
Net amount recognized                                     $  (213)      $  (742)
                                                          =======       =======

The following table presents the amounts recognized in the consolidated  balance sheets for these non-qualified plans as of December 31:

                                                             2006         2005
                                                           -------      -------
                                                               (in thousands)
Accrued pension liability                                  $  (215)     $  (742)
Additional minimum pension liability                            --           --
Intangible pension asset                                        --           --
Accumulated other comprehensive income                           2           --
                                                           -------      -------
Net liability recognized                                   $  (213)     $  (742)
                                                           =======      =======

The  following  table  presents  the  components  of net  periodic  pension cost
(benefit) for the non-qualified pension plans:

                                             2006           2005           2004
                                           -------        -------        -------
                                                      (in thousands)

Service Cost                               $    --        $   135        $   194
Interest Cost                                   11             93            130
Amortization of Prior Service Cost              --             51             84
Amortization of Actuarial Gain (loss)           --              3             --
Curtailment -net                              (531) (a)       243             --
Adjustment due to legal settlement              --           (456)            --
Other                                           --             13             --
                                           -------        -------        -------
                                           $  (520)       $    82        $   408
                                           =======        =======        =======

      (a) Effective January 1, 2006, the H&H non-qualified  pension plan adopted an  amendment  under  the plan to freeze  benefits  for all  participants.  This resulted in a  curtailment  credit of $0.5  million,  which was  recorded in the first quarter of 2006.

The following table presents weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:

                                                   2006        2005        2004
                                                  ------------------------------

Discount rate                                      5.50%       5.75%       6.25%
H&H rate of compensation increase                    --        5.00%       5.00%
WHX rate of compensation increase                    --        4.00%       4.00%

CONTRIBUTIONS

      The non-qualified plan is not funded.  Employer contributions are equal to annual benefit payments.

BENEFIT PAYMENTS

      There are no future benefits to be paid from the WHX non-qualified pension plan.  Estimated  future benefit  payments for the Handy & Harman  non-qualified plan over the next ten years are as follows:

                          Year               Amount
                      -----------------------------
                               (in thousands)
                             2007            $    6
                             2008                 6
                             2009                 5
                             2010                 5
                             2011                 5
                      2012 - 2016               159

401(K) PLANS

      Certain H&H employees  participate in an H&H sponsored savings plan, which qualifies  under Section 401(k) of the Internal  Revenue Code. This savings plan allows  eligible  employees  to  contribute  from 1% to 15% of their income on a pretax basis.  H&H matches 50% of the first 3% of the  employee's  contribution.
Until  the 4th  Quarter  of 2004,  most of  H&H's  matching  contributions  were invested in shares of WHX common stock and became immediately vested.  After the
4th Quarter of 2004,  all  matching  contributions  were in cash.  The charge to operations  for the Company's  matching  contribution  amounted to $0.8 million,
$0.7  million,  and $0.7  million  for  2006,  2005 and 2004,  respectively.  In addition, in 2006, the Company accrued an additional  contribution to the 401(k)
Plan of $0.8 million due to the freezing of benefits under the pension plans.

      The number of shares of the Company's  pre-bankruptcy  filing common stock held by the H&H 401(k) plan was 465,277 at December 31, 2004. WHX  Corporation's
Chapter 11 Plan of Reorganization  became effective on July 29, 2005 and holders of WHX's  pre-bankruptcy  filing common stock received no distribution under the
Plan.

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

                                                       2006               2005
                                                     -------            -------
                                                           (in thousands)
APBO at January 1,                                   $ 7,454            $ 8,621
Service cost                                              72                 69
Interest cost                                            368                493
Actuarial loss                                           360              2,039
Plan amendments                                           --             (2,128)
Benefits paid (net)                                     (912)            (1,218)
Medicare part D recognition                               --               (422)
                                                     -------            -------
APBO at December 31,                                 $ 7,342            $ 7,454
                                                     =======            =======

The above H&H other post-retirement benefit plans are unfunded.

The following table presents weighted-average assumptions used to determine benefit obligations at December 31:

                                                               2006        2005
                                                              ------------------

Discount rate                                                  5.80%       5.50%
Health care cost trend rate - initial                          9.00%       9.00%
Health care cost trend rate - ultimate                         5.00%       5.00%
Year ultimate is reached                                        2011        2010

      Three of the Company's  subsidiaries  amended  their other  postretirement benefit  plans  in  2005  to  cease  providing  prescription  drug  benefits  to participants older than age 65. The adjustments  recognized as a result of these amendments  in 2005 were $2.1  million,  of which $0.3 million will be amortized through net  periodic  cost in 2006.  At the end of 2005,  one of the  Company's subsidiaries provided prescription drug benefits which were at least actuarially equivalent to Medicare part D and applied for the government subsidy in 2006.

      At December 31, 2006, the health care cost trend rate was 9% decreasing to an ultimate  rate of 5% by the year 2011.  A one  percentage  point  increase in healthcare  cost  trend  rates  in each  year  would  increase  the  accumulated postretirement  benefit  obligation  as of December 31, 2006 by $0.6 million and the  aggregate of the service cost and interest  cost  components of 2006 annual expense by $52,000.  A one percentage  point  decrease in healthcare  cost trend rates  in each  year  would  decrease  the  accumulated  postretirement  benefit obligation  as of December  31, 2006 by $0.5  million and the  aggregate  of the service cost and interest cost components of 2006 annual expense by $43,000.

The following table presents the amounts recognized in the consolidated  balance sheets for this plan as of December 31:

                                                          2006           2005
                                                        --------       --------
                                                             (in thousands)
Funded Status                                           $ (7,342)      $ (7,454)
Unrecognized Prior Service Cost                              N/A         (1,257)
Unrecognized Actuarial Loss                                  N/A          1,591
                                                        --------       --------
Net amount recognized                                   $ (7,342)      $ (7,120)
                                                        ========       ========

The  following  table  presents  the  components  of net  periodic  cost for the postretirement medical benefit plans:

                                              2006          2005         2004
                                             --------      --------     --------
                                                       (in thousands)
Service Cost                                $     72      $     69     $     61
Interest Cost                                    368           493          521
Amortization of Prior Service Cost              (158)          109          109
Amortization of Actuarial Gain                   123            35          (21)
                                            --------      --------     --------
                                            $    405      $    706     $    670
                                            ========      ========     ========

Weighted average  assumptions used to determine net postretirement  cost for the three years ended December  31 were as follows:

                                                2006         2005         2004
                                              -------      -------      -------

Discount rate                                    5.50%        5.75%        6.25%
Health care cost trend rate - initial            9.00%       10.00%       10.00%
Health care cost trend rate - ultimate           5.00%        5.00%        5.00%
Year ultimate is reached                         2010         2008         2007

CONTRIBUTIONS

      Employer  contributions  are expected to be $0.7 million for the 2007 plan year.

BENEFIT PAYMENTS

      Expected benefit payments over the next ten years are as follows:

                         Year                 Amount
                      -----------            --------
                               (in thousands)
                             2007            $    714
                             2008                 646
                             2009                 582
                             2010                 567
                             2011                 548
                      2012 - 2016               2,501

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

      The Company has an Executive  Post-Retirement Life Insurance Program which provides for life insurance  benefits equal to three and one half times payroll, as defined for certain Company executives upon their retirement.  Under FAS 106, the Company is required to recognize in its financial  statements an annual cost and benefit  obligation  related to estimated future benefit payments to be made to its current and retired executives.  Funding for these obligations is made by the Company.

The following table presents a  reconciliation  of beginning and ending balances of the Executive Life Insurance Obligation ("APBO"):

                                                       2006               2005
                                                      ------             ------
                                                            (in thousands)

APBO at January 1,                                    $  899             $  842
Service cost                                              71                121
Interest cost                                             54                 55
Actuarial  loss                                           87                 74
Curtailment                                               --               (193)
                                                      ------             ------
APBO at December 31,                                  $1,111             $  899
                                                      ======             ======

Weighted  average  assumptions  used to determine the executive  life  insurance benefit obligations at December 31 were as follows:

                                     2006           2005           2004
                                     ----           ----           ----

     Discount rate                   5.80%          5.50%          5.75%

The following table presents the amounts recognized in the consolidated  balance sheets for this plan as of December 31:

                                                      2006                2005
                                                    -------             -------
                                                           (in thousands)
Funded Status                                       $(1,111)            $  (899)
Unrecognized loss                                       N/A                  --
                                                    -------             -------
Net amount recognized                               $(1,111)            $  (899)
                                                    =======             =======

The  following  table  presents  the  components  of net  periodic  cost for the
Executive Life Insurance Obligation:

                                                  2006        2005         2004
                                                -------     -------      -------
                                                        (in thousands)
Service Cost                                    $    71     $   121      $    99
Interest Cost                                        53          55           44
Curtailment                                          --         (21)          --
Amortization of Actuarial Loss                       --           1           --
                                                -------     -------      -------
                                                $   124     $   156      $   143
                                                =======     =======      =======

Weighted average  assumptions used to determine the executive life insurance net periodic cost for the years ended December 31 were as follows:

                                           2006           2005           2004
                                           ----           ----           ----
     Discount rate                         5.50%          5.75%          6.25%
     Rate of compensation increase         4.00%          4.00%          4.00%

CONTRIBUTIONS

      Employer  contributions  are expected to be $0.7 million for the 2007 plan year.

BENEFIT PAYMENTS

      Expected benefit payments over the next ten years are as follows:

                         Year               Amount
                      -----------          --------
                               (in thousands)
                             2007          $    675
                             2008                20
                             2009                20
                             2010                19
                             2011                19
                      2012 - 2016                81

NOTE 8 - INCOME TAXES

      The  provision  for (benefit  from) income taxes for the three years ended
December 31 is as follows:

                                                     2006         2005        2004
                                                   -------      -------     -------
                                                             (in thousands)
INCOME TAXES
Current
              Federal tax provision (benefit)      $(1,640)     $    --     $    --
              State tax provision                      488        1,392       1,544
              Foreign tax provision                    890          651         426
                                                   -------      -------     -------
                    Total income taxes current        (262)       2,043       1,970
                                                   -------      -------     -------
Deferred
              Federal tax provision                    258          258         258
              State tax provision (benefit)             35           37         (64)
              Foreign tax provision                     --            4           8
                                                   -------      -------     -------
Income tax provision                               $    31      $ 2,342     $ 2,172
                                                   =======      =======     =======

COMPONENTS OF TOTAL INCOME TAXES
Continuing operations                              $    31      $ 2,342     $ 2,172
Discontinued operations                              1,640           --          --
                                                   -------      -------     -------
Income tax provision                               $ 1,671      $ 2,342     $ 2,172
                                                   =======      =======     =======

      There is no tax provision associated with discontinued  operations in 2005 and 2004, since such operations were generating tax losses in the  jurisdictions in which they  operated  and due to the  Company's  loss  position in these same jurisdictions,  the Company does not anticipate  realizing a benefit  associated with the discontinued operations tax losses.

      Deferred  income taxes result from temporary  differences in the financial basis  and tax  basis  of  assets  and  liabilities.  The  amounts  shown on the following  table  represent  the  temporary  differences  between the  Company's consolidated  tax return basis of assets and liabilities  and the  corresponding basis for financial reporting.

DEFERRED INCOME TAX SOURCES

                                                                      2006          2005
                                                                    --------      --------
                                                                         (in thousands)
CURRENT DEFERRED TAX ITEMS:
Inventory                                                           $  3,740      $  2,611
Environmental Costs                                                    4,493        11,425
Accrued Expenses                                                       1,483         3,774
Miscellaneous Other                                                      536           469
                                                                    --------      --------
   Current deferred income tax asset before valuation allowance       10,252        18,279
    Valuation allowance                                               (9,913)      (17,467)
                                                                    --------      --------
    Current deferred tax asset                                      $    339      $    812
                                                                    ========      ========

Other - net                                                         $   (123)     $   (123)
                                                                    --------      --------
    Current deferred tax liability                                  $   (123)     $   (123)
                                                                    ========      ========

NON-CURRENT DEFERRED TAX ITEMS:
Postretirement and postemployment employee benefits                 $  2,465      $  2,951
Net operating loss carryforwards                                      61,910        46,225
Capital loss carryforward                                              1,588         1,588
Additional minimum pension liability                                  21,920        25,924
Pension                                                                --            6,466
Minimum tax credit carryforwards                                       1,850         1,850
                                                                    --------      --------
   Non current deferred tax asset before valuation allowance          89,733        85,004
   Valuation allowance                                               (86,760)      (81,193)
                                                                    --------      --------
    Non current deferred tax asset                                     2,973         3,811
                                                                    --------      --------

Property plant and equipment                                          (3,082)       (5,005)
Pension                                                                 (609)        --
Intangible assets                                                     (2,150)       (1,854)
                                                                    --------      --------
     Non current deferred tax liability                               (5,841)       (6,859)
                                                                    --------      --------
     Net non current deferred tax asset (liability)                 $ (2,868)     $ (3,048)
                                                                    ========      ========

      Net  deferred  tax  assets  amounting  to $96.7  million  have been  fully reserved since in the opinion of management, it is more likely than not such tax benefits will not be realized in future periods. Included in deferred tax assets at December 31, 2006 are federal net  operating  loss  carryforwards  (NOL's) of
$162.7 million .These NOL's expire between 2007 and 2026.  Management performs a periodic  evaluation of deferred tax assets and will adjust valuation  allowance as  circumstances  warrant.  Also,  included in deferred  income tax assets is a capital loss  carryforward  of $4.0 million related to the sale of the WPC $10.0 million note.

      Upon  its  emergence  from  bankruptcy  on  July  29,  2005,  the  Company experienced  an  ownership  change as  defined by  Section  382 of the  Internal
Revenue  Code,  which  imposes  annual  limitations  on the  utilization  of net operating carryforwards post ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations.  Under this exception,  the  annual  limitation  imposed by Section  382  resulting  from an ownership  change will not apply,  instead the net operating loss  carryforwards
must  be  reduced  by  certain   interest  expense  paid  creditors  who  became
stockholders as a result of the bankruptcy  reorganization.  Thus, the Company's net  operating  losses of $162.7  million  as of  December  31,  2006  include a reduction of $31.0 million  ($10.8  million  tax-effect).  Additionally,  if the
Company should undergo a second ownership change within two years of the date of change as a result of the  reorganization,  its remaining  net operating  losses would be reduced to zero.  Accordingly,  in order to avoid subsequent  ownership changes,  the Company's new charter  contains a 5% ownership  limit  pursuant to which certain transfers of the Company's shares will be limited.

      Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries. These earnings are deemed to be permanently reinvested, and the Company does not plan to initiate any action that would  precipitate the payment of income taxes thereon.  In 2006 and 2005, the Company had $5.1 million and $4.2 million, respectively of undistributed foreign earnings.

      Total  state and  foreign  income  taxes paid in 2006,  2005,  and 2004 by continuing  operations  were  $2.0  million,  $1.9  million  and  $1.0  million, respectively.

      For federal income tax purposes,  the statute of limitations  for audit by the  Internal  Revenue  Service  ("IRS")  is open for years 2003  through  2006.
Management believes it has adequately provided for all taxes on income.

      The  provision  for  income  taxes  differs  from the amount of income tax determined by applying the applicable U.S.  statutory federal income tax rate to pretax income as follows:

                                                           Year Ended December 31
                                                      2006           2005           2004
                                                   ---------      ---------      ---------
                                                               (in thousands)

Loss from continuing operations before taxes       $ (20,832)     $ (28,108)     $(119,774)
                                                   ---------      ---------      ---------
Tax benefit at statutory rate                      $  (7,291)     $  (9,838)     $ (41,921)
Increase (decrease)  in tax due to:
     Equity earnings on foreign affiliates               (57)           (77)           (44)
     Sale of foreign affiliates                          470             --             --
     Non deductible goodwill impairment charge            --             --         27,926
     State income tax, net of federal effect             317            942            940
     Increase in valuation allowance                   6,298         10,612         18,484
     Sale of WPC note                                     --             --         (3,500)
     Net effect of foreign tax rate                      112            537            114
     Other                                               182            166            173
                                                   ---------      ---------      ---------
Tax provision                                      $      31      $   2,342      $   2,172
                                                   =========      =========      =========

NOTE 9- INVENTORIES

                                                                             December 31
                                                                         2006          2005
                                                                       --------      --------
                                                                            (in thousands)

Finished products                                                      $ 16,162      $ 17,804
In-process                                                                5,743         4,851
Raw materials                                                            25,423        19,226
Fine and fabricated precious metal in various stages of completion       17,702        24,266
                                                                       --------      --------
                                                                         65,030        66,147
LIFO reserve                                                             (7,853)       (5,169)
                                                                       --------      --------
                                                                       $ 57,177      $ 60,978
                                                                       ========      ========

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

                                                              December 31
                                                     ---------------------------
                                                         2006            2005
                                                     -----------     -----------
Silver ounces:
  Customer metal                                         137,711          79,442
  H&H owned metal (a)                                  1,057,900       1,537,900

Gold ounces:
  Customer metal                                             907             305
  H&H owned metal (a)                                      5,800          19,417

Palladium ounces:
  Customer metal                                           1,338           1,060
  H&H owned metal (a)                                      1,535           2,161

Supplemental inventory information:

                                                           December 31
                                                  ---------------------------
                                                      2006            2005
                                                  -----------     -----------
                                                (in thousands, except per ounce)

Precious metals stated at LIFO cost (a)           $     9,849     $    19,097
Market value per ounce:
   Silver                                         $    12.852     $     8.910
   Gold                                           $    635.99     $    516.00
   Palladium                                      $    323.50     $    255.00

(a) During 2006, the Company's precious metal inventory was reduced  principally by the wind-down of its HHEM operation and the sale of its Singapore  operation.
Accordingly,  the  Company  experienced  a  liquidation  of its  precious  metal inventory  which is accounted  for under the LIFO method.  Operating  income for
2006 includes a $5.3 million  credit to cost of goods sold from the  liquidation of precious  metal  inventories  valued at LIFO.  The operating  income for 2004 includes a non-cash  charge to cost of goods  sold  resulting  from the lower of cost or  market  adjustment  to  precious  metal  inventories  in the  amount of approximately $1.0 million.

NOTE 10- PROPERTY, PLANT AND EQUIPMENT

                                                              December 31
                                                     ---------------------------
                                                         2006            2005
                                                     -----------     -----------
                                                            (in thousands)

Land                                                 $     4,047     $     7,490
Buildings, machinery and equipment                       118,911         151,764
Construction in progress                                   7,096           8,115
                                                     -----------     -----------
                                                         130,054         167,369
Accumulated depreciation and amortization                 51,934          76,219
                                                     -----------     -----------
                                                     $    78,120     $    91,150
                                                     ===========     ===========

      The reduction in the amount of Property,  Plant and Equipment  during 2006
was  principally  due  to  the  Asset  Impairment   charges  in  2006,  and  the
reclassification  of long-lived assets to current Assets Held for Sale and Other
Non-Current  Assets on the  consolidated  balance  sheet as of December 31, 2006
(see Note 5).

      Depreciation  expense for continuing  operations for the years 2006,  2005 and 2004 was $12.3 million, $12.7 million and $12.5 million, respectively.

NOTE 11 - GOODWILL AND OTHER INTANGIBLES

The changes in the  carrying  amount of goodwill by  reportable  segment for the year ended December 31, 2006 were as follows:

                                         Precious                     Engineered
                                          Metals          Tubing      Materials        Total
                                         ---------      ---------     ----------     ---------
                                                              (in thousands)

Balance as of January 1, 2006            $      --      $   1,895      $  47,551     $  49,446
Acquisition                                     --             --          3,584         3,584
                                         ---------      ---------      ---------     ---------
Balance at December 31, 2006             $      --      $   1,895      $  51,135     $  53,030
                                         =========      =========      =========     =========

The changes in the  carrying  amount of goodwill by  reportable  segment for the year ended December 31, 2005 were as follows:

                                         Precious                     Engineered
                                          Metals         Tubing       Materials        Total
                                         ---------      ---------     ----------     ---------
                                                             (in thousands)

Balance as of January 1, 2005            $      --      $   1,895      $  47,551     $  49,446
Activity                                        --             --             --            --
                                         ---------      ---------      ---------     ---------
Balance at December 31, 2005             $      --      $   1,895      $  47,551     $  49,446
                                         =========      =========      =========     =========

The changes in the  carrying  amount of goodwill by  reportable  segment for the year ended December 31, 2004 were as follows:

                                         Precious                      Engineered
                                          Metals          Tubing        Materials      Total
                                         ---------      ---------     ----------     ---------
                                                              (in thousands)

Balance as of January 1, 2004            $  45,630      $  36,404      $  47,551     $ 129,585
Impairment loss                            (45,630)       (34,158)            --       (79,788)
Pre acquisition foreign NOL utilized            --           (351)            --          (351)
                                         ---------      ---------      ---------     ---------
Balance at December 31, 2004             $      --      $   1,895      $  47,551     $  49,446
                                         =========      =========      =========     =========

      The Company conducted the required annual goodwill  impairment  reviews in
2006,  2005, and 2004, and computed  updated  valuations for each reporting unit using a discounted cash flow approach and market approach.  Based on the results of this review,  there was no goodwill impairment in 2006 and 2005, but in 2004, the  Company  recorded  a $79.8  million  non-cash  goodwill  impairment  charge relating to the following businesses:  $34.2 million for specialty tubing, $45.6 million for precious metals. The Company recorded these charges because the fair value of goodwill,  as determined by estimated cash flow projections and data on market  comparables,  was less than the reporting  units'  carrying  value.  The decrease  in value  was  related  to a  reduction  in the  projection  of future profitability,  increased  working  capital  requirements,  and  changes  in the discount rates.

      Other intangible assets as of December 31, 2006 and 2005 consisted of:

                                                                December 31
                                                         -----------------------
                                                           2006            2005
                                                         -------         -------
                                                              (in thousands)

Products and customer relationships                      $11,500         $    --
Trademark/Brand name                                       1,200              --
Patents and patent applications                            1,423             552
Non-compete agreement                                        400              --
Other                                                      1,123             376
                                                         -------         -------
                                                          15,646             928
Accumulated amortization                                     404             326
                                                         -------         -------
     Intangible assets, net                              $15,242         $   602
                                                         =======         =======

      The increase in intangible assets  principally  related to the acquisition of a roofing  fastener  business  by H&H in  December  2006.  See Note 6 for the details of the acquisition.  Amortization of intangibles totaled $0.1 million in
2006, 2005 and 2004.

      The estimated  amortization  expense for each of the five succeeding years and thereafter is as follows:

               Products and                  Patents and
               Customer                         Patent       Non-Compete
               Relationships    Trademarks   Applications    Agreements         Other          Total
               -------------    ----------   ------------    -----------     -----------      --------
                                                            (in thousands)

2007             $    575         $ 120        $      90      $      100     $       192      $    1,077
2008                  575           120               90             100             192           1,077
2009                  575           120               90             100             192           1,077
2010                  575           120               90             100             192           1,077
2011                  575           120               90               -             152             937
Thereafter          8,625           600              734               -              38           9,997
                 --------      -----------     ---------      ----------     -----------      ----------
                 $ 11,500         $1,200       $   1,184      $      400     $       958        $ 15,242
                 ========      ===========     =========      ==========     ===========      ==========

NOTE 12 - DEBT

Long-term debt at December 31, 2006 and 2005 is as follows:

                                                        Year Ended December 31
                                                       -------------------------
                                                         2006             2005
                                                       --------         --------
                                                             (in thousands)

H&H Term Loan - related party                          $ 89,627         $ 70,627
H&H Credit Facility - Term Loan A                        14,453           22,664
H&H Term Loan - Term B                                   42,000               --
H&H Supplemental Term Loan                                6,883               --
Sovereign - OMG                                           6,868               --
Other H&H debt                                            5,475            5,352
                                                       --------         --------
                                                        165,306           98,643
Less portion due within one year                          4,778           93,754
                                                       --------         --------
Total long-term debt                                   $160,528         $  4,889
                                                       ========         ========

      Fair value of the long term debt  approximates  its  carrying  cost due to variable interest rates.

      As of December 31, 2005, due to default on certain financial  covenants in its  various  loan  agreements,  the  Company  classified  much  of its  debt as short-term  due to the  lenders'  ability  to demand  immediate  payment.  As of
December 31, 2006,  such debt has been classified as long-term since the Company is no longer in default on the debt,  and the debts'  maturity  date is June 30,
2008.

      Long term debt as of December  31,  2006  matures in each of the next five years as follows: 2007 $4,778; 2008 $149,474,  2009 $652; 2010 $655; 2011 $6,805
and thereafter $2,942.

SHORT TERM DEBT AND PREFERRED STOCK

      Short term debt at December 31, 2006 and 2005 was as follows:

                                                          Year Ended December 31
                                                          ----------------------
                                                             2006        2005
                                                           -------     -------
                                                              (in thousands)

Revolving Credit Facility - Wachovia                       $35,221     $45,980
Manditorily Redeemable Preferred Stock - related party       5,100       5,100
                                                           -------     -------
                                                           $40,321     $51,080
                                                           =======     =======

      SFAS No. 150 (As  Amended),"Accounting  for Certain Financial  Instruments
with  Characteristics  of Both  Liabilities  and  Equity",requires  an issuer to classify  a  financial  instrument  issued  in  the  form  of  shares  that  are mandatorily redeemable,as a liability in its balance sheet..

      A summary  of the  financial  agreements  at  December  31,  2006 and 2005 follows:

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
The Revolver  provided  for  interest at LIBOR plus 2.75% or the U.S.  Base rate plus 1.00%.  An  amendment  to the  facility on  December  29, 2004  lowered the margins on the Revolver to LIBOR plus 2.25% or the U.S. Base Rate plus 0.5%. The
Wachovia  Facilities  mature on March 31, 2007 (although by amendment  signed on
March  29,  2007,  were  extended  until  June  30,  2008).  The  Term A Loan is collateralized by eligible  equipment and real estate, and provided for interest at LIBOR plus 3.25% or the prime rate plus 1.5%. An amendment to the facility on
December  29, 2004  lowered the margins on the Term Loan A to LIBOR plus 2.5% or the U.S.  Base Rate plus .75%.  Borrowings  under the  Wachovia  Facilities  are collateralized  by first  priority  security  interests  in and  liens  upon all present and future stock and assets of H&H and its  subsidiaries  including  all contract rights, deposit accounts,  investment property,  inventory,  equipment, real property,  and all products and proceeds thereof. The principal of the Term
A Loan is  payable  in  monthly  installments  of  $0.2  million.  The  Wachovia
Facilities contain  affirmative,  negative,  and financial covenants  (including minimum EBITDA, maximum leverage, and fixed charge coverage, and restrictions on cash  distributions  that  can be made to WHX).  H&H's  availability  under  its revolving credit facility and other facilities as of December 31, 2006 was $19.1 million.

      On May 20,  2005,  H&H entered  into an amendment to the Loan and Security
Agreement with Wachovia ("Wachovia Amendment").  The Wachovia Amendment provided for amendments to certain  financial  covenants,  up to an additional  equipment loan of $3 million, as well as certain other terms and conditions.  On September
8,  2005,  H&H  entered  into an  amendment  to the  Wachovia  Facilities.  This amendment  provided for, among other things, (i) the revision of the calculation of components of the borrowing base which results in an increase in availability and (ii) the  increase of the current  outstanding  amount of the Term A loan to
$22.2 million.  The amended Term A Loan originally  required monthly payments of
$0.3 million. The Term A Loan was reduced by the proceeds received from the sale of H&H's Wire group.

      On December  29,  2005,  H&H entered  into an  amendment  to the  Wachovia
Facilities. This amendment provided for, among other things, (i) the increase of the borrowing base by $3.5 million  through January 31, 2006, (ii) the waiver of certain  defaults and (iii)  certain  related  amendments to the  covenants.  On
January 24,  2006,  H&H entered  into a consent and  amendment  to the  Wachovia
Facilities.  This  consent  and  amendment  was made in  connection  with a loan agreement  entered  into by  H&H's  wholly-owned  subsidiary,  OMG,  Inc.,  with
Sovereign Bank dated as of January 24, 2006 collateralized by a mortgage on OMG,
Inc.'s  real  property  pursuant  to which an $8.0  million  term  loan was made available to OMG,  Inc. This consent and  amendment  provides  for,  among other things,  amending certain definitions to reflect the loan agreement entered into by OMG, Inc.

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

      In connection with the  refinancing of the H&H credit  facilities in March
2004, the Company wrote off deferred financing fees of $1.2 million. This charge was classified as loss on early retirement of debt.

      The Term B Loan  matures on March 31, 2007 (by  amendment  signed on March
29,  2007,  was extended  until June 30, 2008) and provides for annual  payments based on 40% of excess  cash flow as  defined  in the  agreement.  Interest  was payable  monthly  at the Prime  Rate plus 8%. At no time will the Prime  Rate of interest  be below  4%.  The Term B  Facility  has a  second  priority  security interest  in and lien on all  assets of H&H,  subject  to the prior  lien of the
Wachovia  Facilities and a prior lien of $15.5 million to the PBGC in connection with the PBGC Settlement  Agreement.  The Term B facility contains  affirmative, negative,  and financial covenants  (including minimum EBITDA,  maximum leverage and fixed charge coverage,  restrictions on cash  distributions that can be made to WHX and cross default provisions with the Wachovia Facilities).

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

      On May 20,  2005,  H&H entered  into an amendment to the Loan and Security
Agreement with Canpartners ("Canpartners Amendment").  The Canpartners Amendment
provided for amendments to certain financial  covenants as well as certain other terms and conditions.  On September 8, 2005, H&H completed the assignment of its approximately $70.6 million Term B Loan from Canpartners,  to Steel Partners II,
L.P.  ("Steel"),  as  agent  and  lender.  Substantially  all of the  terms  and conditions  of  the  Term B  Loan  continued  without  amendment.  Steel  is the
beneficial   holder  of  5,029,793   shares  of  the  Company's   common  stock,
representing  approximately 50% of the outstanding shares.  Warren Lichtenstein, the sole executive  officer and managing member of Steel Partners,  L.L.C.,  the general  partner of Steel Partners II, L.P., is the Chairman of the Board of the
Company.

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

      H&H and its bank group  amended its  facilities  as of October 30, 2006 to provide,  among other  things,  an  additional  $7.0  million term loan upon the filing of its 2005 Annual Report on Form 10-K,  and an immediate $3.0 million of borrowing  availability  under its revolving  credit  facility.  On December 27,
2006, Wachovia provided H&H with such $7.0 million loan.

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

      On March 29,  2007,  H&H and  certain of H&H's  subsidiaries  amended  the respective Loan and Security  Agreements with Wachovia and Steel to, among other things,  (i) amend the  definition  of  EBITDA,  (ii) reset the levels and amend certain of the financial  covenants,  (iii) extend the  termination  date of the credit  facilities  from  March  31,  2007 to June 30,  2008,  (iv)  permit  the extension  by H&H to WHX of an  unsecured  loan  for  required  payments  to the pension plan, under certain  conditions,  and (v) permit the extension by H&H to
WHX of an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million under certain conditions..  The amendments also provided for the pledge of 65% of all  outstanding  securities of Indiana Tube Danmark A/S, a
Danish   corporation   and  a   wholly-owned   subsidiary   of  Handy  &  Harman
International,   Ltd.,  and  Protechno,   S.A.,  a  French   corporation  and  a
wholly-owned  subsidiary of Indiana Tube Danmark A/S.  Finally,  the  amendments also provided for waivers of certain events of default  existing as of March 29,
2007.

OTHER HANDY & HARMAN DEBT

      On January 24, 2006, H&H's  wholly-owned  subsidiary,  OMG, Inc.,  entered into an $8.0 million five-year loan and security  agreement with Sovereign Bank.
The loan is collateralized by a mortgage on OMG, Inc.'s real property. Principal is payable monthly in installments of $12 thousand. The loan bears interest at a variable  rate  equal  to Libor  plus  2.25%.  The  Company  has a $1.0  million restricted  cash deposit with  Sovereign  Bank that further  collateralizes  the outstanding liability.

      In March  2004,  H&H's  wholly  owned  Danish  subsidiary  entered  into a financing  agreement  to replace  and repay  existing  debt that had been issued under a  multi-currency  facility  within the existing H&H Senior Secured Credit
Facilities.  The new  Danish  facilities  are with a Danish  bank and  include a revolving  credit  facility and term loans.  At December 31, 2006 and 2005 there was approximately $5.5 million and $5.4 million, respectively, outstanding under the term loans.  At December  31,  2006,  there was no debt  outstanding  and at
December  31,  2005,  $0.5  million  was  borrowed  under the  revolving  credit facility.

MANDATORILY REDEEMABLE PREFERRED STOCK

      On October 26, 2005, WHX CS Corp. ("CS"), a wholly-owned subsidiary of the
Company,  entered into a Stock Purchase  Agreement with Steel.  Pursuant to this agreement, CS sold 1,000 shares of Series A Preferred Stock, par value $0.01 per share (the "Steel Shares"),  to Steel. Steel paid a purchase price of $5,100 per share or an aggregate  purchase  price of $5.1 million.  The Steel Shares accrue dividends at 6.0%  ($306,000)  per annum.  The Steel Shares were  required to be redeemed by CS for $5.1 million plus all accrued and unpaid dividends on October
26, 2006 or, at the sole option of the Board of  Directors of CS, on any earlier date.  However,  there was no such  redemption on that date. The proceeds of the sale were used by CS to purchase 1,898,337 shares of Cosine Communications, Inc.

INTEREST COST

      Cash interest paid in 2006,  2005,  and 2004 was $11.1,  $12.6,  and $20.1 million,  respectively.  The Company has not  capitalized  any interest costs in
2006,  2005,  and 2004.  Weighted  average  interest  rates for the years  ended
December 31, 2006, 2005, and 2004 were 10.79%, 8.50%, and 8.49% respectively.

NOTE 13- EARNINGS PER SHARE

      The  computation  of basic  earnings  per  common  share is based upon the weighted  average number of shares of common stock  outstanding.  As a result of the Company's  emergence from bankruptcy in 2005, there have been changes to the authorized  and  outstanding  common  stock of WHX. As  discussed in Note 3, the
Company emerged from protection  under Chapter 11 of the Bankruptcy Code on July
29, 2005. Prior to emergence,  the Company had 5,522,926 preferred and 5,485,856 common shares outstanding.

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

      For purposes of calculating  the 2005 Earnings Per Share,  the Company has included the gain on the  extinguishment  of the preferred stock of $258 million
(representing  the  difference  between  the fair value of the common  stock and warrants issued upon emergence from bankruptcy to the preferred stockholders and the  carrying  value  of the  preferred  stock)  as an  increase  in net  income available to common shareholders in accordance with EITF Topic D-42, "The Effect on the  Calculation  of  Earnings  per  Share  for  the  Redemption  or  Induced
Conversion  of Preferred  Stock".  As to the weighted  average  number of common shares  outstanding  for 2005,  the Company has  accounted for the common shares cancelled in connection with the emergence from Chapter 11 as a retirement,  and the  issuance of common  shares to the  preferred  shareholders  and Senior Note holders as an issuance.

      Since the  Company did not qualify  for  fresh-start  reporting  under the guidance in  Statement  of Position  90-7,  "Financial  Reporting by Entities in
Reorganization  Under the Bankruptcy Code", the  pre-emergence  common shares of
5,485,856 and post-bankruptcy  shares of 10,000,485 are combined,  on a weighted average basis,  in the denominator  used for earnings per share  calculations in
2005 on the basis that such common shares are of the same class of stock.

      In 2005 during  bankruptcy and in 2004, the conversion of preferred stock, the  exercise  of  options  to  purchase  common  stock,  and the  inclusion  of non-vested  restricted  common  stock  awards  would  have had an  anti-dilutive effect.  At July 29, 2005 and  December  31,  2004,  the assumed  conversion  of preferred  stock  would have  increased  outstanding  shares of common  stock by
5,127,914  shares.  Stock options to purchase  1,302,068  shares of common stock were  outstanding  during  2004,  but were not  included in the  computation  of diluted earnings per share because the options exercise prices were greater than the average  market price of the common shares  during such period.  At December
31, 2005 there are no restricted  stock  awards,  and at December 31, 2004 there were 26,667, respectively, of non-vested common stock associated with restricted stock awards. Preferred stock dividends and interest on the 10 1/2% Senior Notes of $3.9 million and $7.8  million,  respectively,  were not  recorded  while the
Company was being  reorganized  in Chapter 11, and are therefore not included in the 2005  earnings per share  calculation  on the basis that such  dividends and interest were not  considered to be an allowed claim.  A  reconciliation  of the income and shares used in the earnings per share computation follows:

                                                                                Year ended December 31, 2006
                                                                 Income (loss)             Shares              Per-Share
                                                                  (Numerator)          (Denominator)             Amount
                                                                 -------------         -------------          ----------
                                                                            (Dollars and shares in thousands)

Net loss                                                           $ (18,150)
Basic EPS and Diluted EPS
     Loss applicable to common stockholders                        $ (18,150)                10,000           $    (1.82)
                                                                   ==========            ==========           ==========

                                                                                Year ended December 31, 2005
                                                                 Income (loss)             Shares              Per-Share
                                                                  (Numerator)          (Denominator)             Amount
                                                                 -------------         -------------          ----------
                                                                            (Dollars and shares in thousands)

Net loss                                                            $ (34,657)
Add: Gain on extinguishment of preferred stock                        257,782
Less: Preferred stock dividends                                         3,561
                                                                   ----------
Basic EPS and Diluted EPS
     Income applicable to common stockholders                      $  219,564                 7,232           $    30.36
                                                                   ==========            ==========           ==========

      The assumed conversion of preferred stock, the exercise of stock options and the effect of non-vested restricted stock awards had an anti-dilutive effect on earnings per-share in 2005.

                                                                                Year ended December 31, 2004
                                                                 Income (loss)             Shares              Per-Share
                                                                  (Numerator)          (Denominator)             Amount
                                                                 -------------         -------------          ----------
                                                                            (Dollars and shares in thousands)

Net loss                                                           $ (140,444)
Less: Preferred stock dividends                                        19,424
                                                                   ----------
Basic EPS and Diluted EPS
     Loss available to common stockholders                         $ (159,868)                5,442           $   (29.38)
                                                                   ==========            ==========           ==========

      The assumed conversion of preferred stock, the exercise of stock options and the effect of non-vested restricted stock awards had an anti-dilutive effect on earnings per-share in 2004.

NOTE 14 - STOCKHOLDERS' (DEFICIT) EQUITY

      The  authorized  capital  stock of WHX  consists of  40,000,000  shares of
Common  Stock,  $0.01 par value,  of which  10,000,498  shares  were  issued and outstanding as of December 31, 2006 and 2005, and 5,000,000  shares of preferred stock,  none of which were issued and  outstanding  as of  December  31, 2006 or
2005. Although the Board of Directors of WHX is expressly  authorized to fix the designations,  preferences  and  rights,  limitations  or  restrictions  of  the
Preferred Stock by adoption of a Preferred  Stock  Designation  resolution,  the
Board of  Directors  has not yet done so.  The  Common  Stock of WHX has  voting power,  is  entitled to receive  dividends  when and if declared by the Board of
Directors   and   subject   to  any   preferential   dividend   rights   of  any
then-outstanding Preferred Stock, and in liquidation,  after distribution of the preferential amount, if any, due to the Preferred Stockholders,  are entitled to receive all the remaining assets of the corporation.

      Prior to emergence from  bankruptcy,  the authorized  capital stock of WHX consisted  of  60,000,000  shares  of Common  Stock,  $.01 par  value,  of which
5,485,856 shares were outstanding as of December 31, 2004, and 10,000,000 shares of  Preferred  Stock,  $.10 par  value,  of which  2,573,926  shares of Series A
Convertible  Preferred  Stock  and  2,949,000  shares  of  Series B  Convertible
Preferred  Stock were  outstanding  as of December 31, 2004.  As a result of the
Plan and  Bankruptcy  Filing,  the original  common stock was cancelled  with no consideration  provided to the common stockholders and the Series A and Series B
Convertible Preferred Stock was cancelled in exchange for 8% of the common stock of reorganized WHX, plus warrants to purchase common stock in reorganized WHX.

      Dividends on the shares of the Series A and Series B Convertible Preferred
Stock were  cumulative and payable  quarterly in arrears,  in an amount equal to
$3.25 per  share per annum and $3.75 per share per annum for the  Series A and B
Stock, respectively.  By the terms of the Company's Senior Notes, the payment of dividends on the Company's  Preferred  Stock was  prohibited.  Each share of the
Series A Convertible Preferred Stock was convertible at the option of the holder into shares of Common  Stock,  at a conversion  rate of 1.0562  shares of Common
Stock for each share of  Preferred  Stock.  The Series A  Convertible  Preferred
Stock was  redeemable  at the option of the  Company,  initially  at $52.275 per share and thereafter at prices  declining  ratably to $50 per share on and after
July 1, 2003,  plus accrued and unpaid  dividends to the redemption  date.  Each share of the Series B Convertible  Preferred Stock was convertible at the option of the holder into shares of Common Stock at a  conversion  rate of 0.8170 share of Common  Stock for each share of  Preferred  Stock.  The Series B  Convertible
Preferred Stock was redeemable at the option of the Company initially at $52.625 per share and  thereafter  at prices  declining  ratably to $50 per share on and after October 1, 2004, plus accrued and unpaid dividends to the redemption date.
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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

      Accumulated other comprehensive  income (loss) balances as of December 31,
2006, 2005 and 2004 were comprised as follows:

                                                       2006          2005          2004
                                                     --------      --------      --------
                                                                (in thousands)

Cumulative minimum pension liability adjustment
   (net of tax of $5,262)                            $     --      $(59,754)     $(39,980)
Net actuarial losses and prior service costs and
    credits (net of tax of $5,262)                    (50,525)           --            --
Foreign currency translation adjustment                 3,190         2,328         3,369
                                                     --------      --------      --------

                                                     $(47,335)     $(57,426)     $(36,611)
                                                     ========      ========      ========

NOTE 15- STOCK-BASED COMPENSATION

POST-BANKRUPTCY STOCK OPTION PLANS

      The  Company has agreed to grant stock  options  upon  adoption of a stock option plan by the Board of Directors and registration  thereof with the SEC, or in lieu thereof, phantom stock options or equivalent other consideration (at the sole  discretion  of the  Company),  to various  officers  and  employees of the
Company,  on or as of the following effective dates (in the case of December 31,
2006, on or before) and in the following respective amounts,  with strike prices or equivalent values as if granted on the dates set forth:

                  June 30, 2006              25,000 shares
                  September 30, 2006        130,000 shares
                  December 31, 2006         205,000 shares
                  September 30, 2007         60,000 shares

      The trading price per share of the  Company's  common stock as of June 30,
2006 and September 30, 2006 was $9.20 and $9.00, respectively and as of December
31, 2006 the trading price was $8.45 per share.  Under SFAS 123R, the Company is required  to adjust its  obligation  to the fair value of such stock  options or phantom stock options from the effective  date of grant up to the date of actual grant. The Company has not adopted a stock option plan as of March 31, 2007.

PRE-BANKRUPTCY STOCK OPTION PLANS

      The following stock option plans (the "Option Plans") were in effect until
WHX  emerged  from  bankruptcy  in July  2005.  In  accordance  with the plan of reorganization all such stock option plans were cancelled and annulled.

      The Option Plans were  intended to assist in securing and retaining in the employ of the Company directors, officers,  consultants,  advisors and employees by  allowing  them to  participate  in the  ownership  and the  development  and
financial   success  of  the  Company   through  the  grant  of  incentive   and
non-qualified options (collectively,  the "Options"), stock appreciation rights, restricted  stock,  and other equity  incentives  or stock or stock based awards
("Equity  Incentives").  Incentive  stock options granted under the Option Plans were intended to be "Incentive  Stock  Options" as defined by Section 422 of the
United States Internal Revenue Code of 1986, as amended (the "Code").

2003 INCENTIVE STOCK PLAN

      An  aggregate  of 250,000  shares of Common Stock were subject to the 2003
Plan.  The term of Options  granted  under the 2003 Plan did not exceed 10 years
(five years in the case of an  incentive  Option  granted to an optionee  owning more than 10% of the voting  stock of the Company (a "10%  Holder").  The Option price for Options  was not to be less than 100% of the fair market  value of the shares of Common  Stock at the time the Option was granted;  provided,  however, that with  respect to an  incentive  option,  in the case of a 10%  Holder,  the purchase  price per share was at least 110% of such fair market  value.  In 2003 the Company  awarded 80,000 shares of restricted  common stock to members of the
Board of  Directors  at a fair  market  value of $2.48 per share.  These  shares vested 1/3  immediately  and 1/3 in 2004 and  continued to vest until such stock was cancelled on the Effective Date.  Compensation expense related to restricted stock awards was recognized over the vesting period.

2001 STOCK OPTION PLAN

      An aggregate of 500,000  shares of Common Stock were reserved for issuance upon exercise of Options under the 2001 Plan. The term of Options  granted under the 2001 Plan did not exceed 10 years  (five  years in the case of an  incentive
2001 Option  granted to an optionee  owning more than 10% of the voting stock of the Company (a "10%  Holder").  The Option  price for 2001 Options was not to be less than 100% of the fair  market  value of the  shares of Common  Stock at the time the  Option  was  granted;  provided,  however,  that  with  respect  to an incentive option, in the case of a 10% Holder,  the purchase price per share was at least 110% of such fair market value.

1991 STOCK OPTION PLAN

      An  aggregate  of  1,250,000  shares of Common  Stock  were  reserved  for issuance upon exercise of 1991 Options under the 1991 Plan, as amended. The term of 1991 Options  granted under the 1991 Plan did not exceed 15 years (five years in the case of an incentive 1991 Option granted to an optionee  owning more than
10% of the voting stock of the  Company).  The Option price for 1991 Options was not less than 100% of the fair market value of the shares of Common Stock at the time the  Options  were  granted;  provided,  however,  that with  respect to an incentive option, in the case of a 10% Holder,  the purchase price per share was at least 110% of such fair market value.

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

A SUMMARY OF THE OPTION PLANS:

                    Number of Options                                                                           Weighted
                          1991        D&O           WPN         2001         2003        Prices                  Average
                          Plan        Plan         Grant        Plan         Plan         Low         High    Option Price
                       --------     --------     --------     --------     --------     --------    --------  ------------

Balance 1/1/04          476,089      120,000      333,333      481,500      160,078     $  2.300    $ 49.875      14.603
   Granted              150,000       10,000           --           --           --     $  1.720    $  1.950       1.940
   Cancelled            (71,433)          --     (333,333)     (11,666)     (12,500)    $  1.950    $ 39.938      23.756
                       --------     --------     --------     --------     --------
Balance 12/31/04        554,656      130,000           --      469,834      147,578     $  1.720    $ 49.875       9.880
   Cancelled           (554,656)    (130,000)          --     (469,834)    (147,578)    $  1.720    $ 49.875       9.880
                       --------     --------     --------     --------     --------
Balance 12/31/05             --           --           --           --           --
                       --------     --------     --------     --------     --------
Balance 12/31/06             --           --           --           --           --
                       --------     --------     --------     --------     --------

Options exercisable          --           --           --           --           --     $     --    $     --    $     --
                       ========     ========     ========     ========     ========

NOTE 16- COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS:

      The Company leases certain facilities under non-cancelable operating lease arrangements.  Rent expense for  continuing  operations for the Company in 2006,
2005 and 2004 was $2.8  million,  $3.0 million and $2.4  million,  respectively.
Future  minimum  operating  lease and rental  commitments  under  non-cancelable operating leases are as follows (in thousands):

                      Year                   Amount
                      ----                   ------

                      2007                  $ 2,325
                      2008                    1,453
                      2009                    1,107
                      2010                      721
                      2011                      614
               2012 and thereafter            1,158
                                            -------
                                            $ 7,378
                                            =======

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

ENVIRONMENTAL ACTIONS

      In  connection  with the sale of its  Fairfield,  Connecticut  facility in
2003, the Company was responsible for demolition and  environmental  remediation of the  site,  the  estimated  cost of which  was  included  in the loss on sale
recorded  in  2003.  H&H  determined   that  an  increase  in  the  reserve  for
environmental  remediation was needed in the amount of $28.3 million,  which was recorded in the fourth quarter of 2004. This change in reserve was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  These additional  costs are included in environmental  remediation expense.  An  additional  $3.8  million was  recorded  in  selling,  general and administrative  expenses as a penalty  related to  Fairfield  East.  The Company retains title to a parcel of land  adjacent to the property  sold in 2003.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheet at December 31, 2006 and 2005.

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
October 2006. It is not anticipated that the EPA will accept or reject the PRP's
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
more clearly defined. The Company has recorded a reserve of $1.5 million in 2006 in connection with this matter.

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

NOTE 17 - RELATED PARTY TRANSACTIONS

      On October 26, 2005, WHX CS Corp. ("CS"), a wholly-owned subsidiary of the
Company,  entered into a Stock Purchase  Agreement with Steel.  Pursuant to that agreement, CS sold 1,000 shares of Series A Preferred Stock, par value $0.01 per share (the "Steel  Shares") to Steel.  Steel paid a purchase price of $5,100 per share or an aggregate  purchase  price of $5.1 million.  The Steel Shares accrue dividends at 6.0%  ($306,000)  per annum.  The Steel Shares were  required to be redeemed by CS for $5.1 million plus all accrued and unpaid dividends on October
26, 2006 or, at the sole option of the Board of  Directors of CS, on any earlier date.  However,  there was no such redemption on that date. The proceeds of this sale were used by CS to purchase 1,898,337 shares of Cosine Communications, Inc.
As of December 31, 2006, $0.4 million was due to Steel for accrued  dividends on the Steel Shares.

      As of December 31, 2005,  the Company had two  investments  accounted  for under the equity  method:  18.8%  ownership of the  outstanding  common stock of
Cosine  Communications  Inc. (Cosine) and 50% of the outstanding common stock of
H&H Mfg.  (Singapore).  These  investments  are  presented in other  non-current assets.  The  Company  accounts  for Cosine  under the equity  method  because a related party (Steel) owns an additional 30% of the outstanding common stock and indirectly has the ability to exercise control. The investment balance of Cosine
Communications  at  December  31, 2006 was $4.2  million and as of December  31,
2005,  was $5.1  million.  As of December 31, 2006,  the Company  wrote down the carrying value of its investment in Cosine by $0.8 million to equal 18.8% of the net assets of Cosine as of that date.  At  December  31,  2006  Cosine had total assets of $23.0  million,  including  cash,  cash  equivalents,  and short  term
investments  of  $22.9  million,   current   liabilities  of  $0.6  million  and
stockholders' equity of $22.4 million. Cosine reported sales of $1.4 million and net income of $0.4  million for the year ended  December  31,  2006.  The market value of the  Company's  investment  in Cosine as of December  31, 2006 was $6.3 million.  The investment  balance of H&H Mfg at December 31, 2005 and 2004 was $
4.0 million and $4.1 million,  respectively.  During 2006,  the Company sold its investment  in H&H Mfg.  (Singapore)  for  proceeds of $0.6  million in cash and settlement of intercompany liabilities,  and recorded a gain on the sale of $0.2 million.

      On September 8, 2005,  H&H completed the  assignment of its  approximately
$70.6  million  Term B  Loan  from  Canpartners,  to  Steel  Partners  II,  L.P.
("Steel"), as agent and lender. Substantially all of the terms and conditions of the Term B Loan continued without  amendment.  Steel is the beneficial holder of
5,029,793 shares of the Company's common stock,  representing  approximately 50%
of the  outstanding  shares.  As of December 31,  2006,  $9.8 million of accrued interest was owed to Steel in connection  with the Term B loan.  Interest is not expected to be paid in cash to Steel  pursuant  to the terms of a  Subordination
Agreement  between  Steel  and  Wachovia.  Mr.  Warren  Lichtenstein,  the  sole executive  officer and managing  member of Steel Partners,  L.L.C.,  the general partner of Steel Partners II, L.P., is the Chairman of the Board of the Company.

      Mr. Glen Kassan, an Executive Vice President with Steel Partners Ltd., was appointed Chief Executive Officer of WHX on October 7, 2005. In 2005, Mr. Kassan
received no compensation.  In 2006, the Compensation Committee approved a salary of $600,000 per annum for Mr. Kassan, effective January 1, 2006.

      A current member of the Company's Board of Directors,  Mr. Garen W. Smith,
owns 49% of  Abundance  Corp.,  which had a consulting  agreement  with WHX that terminated  in February of 2005.  Abundance  Corp.  was paid  $200,000 per annum under the terms of the consulting  agreement.  Fees of $212,699 and $23,555 were incurred for services performed in 2004 and 2005.

      During the period  January 1, 2004 to December 31,  2006,  the Company was
billed $2.7  million in legal fees for services  performed by Olshan,  Grundman,
Frome,  Rosenzweig  &  Wolosky  LLP  ("Olshan"),  a law  firm in  which a former director  of the  Company  is a retired  partner.  The  director  resigned  upon emergence  from  bankruptcy in July 2005. As of December 31, 2006,  $1.0 million was payable to Olshan for services rendered and billed.

      The former Chairman of the Board of the Company,  Mr. Ronald Labow, is the
president and sole  shareholder of WPN Corp.  ("WPN").  On February 1, 2004, WPN entered into an Investment  Consulting  Agreement  with the Company on behalf of the WHX Pension Plan Trust  pursuant to which WPN would manage the assets of the
WHX Pension Plan Trust. Under the Agreement, WPN is paid by the WHX Pension Plan
Trust  0.525%  per year of the amount of the assets  under  management.  The WHX
Pension Plan Trust  Agreement was  negotiated by a board  committee  composed of
independent  directors,   which  committee  recommended  the  approval  of  such
Investment   Consulting  Agreement  to  the  full  board,  which  approved  such agreement.

NOTE 18 -  OTHER INCOME (EXPENSE)

                                                        Year Ended December 31,
                                                     2006         2005         2004
                                                   -------      -------      -------
                                                             (in thousands)

Interest and investment income                     $    39      $   225      $   439
Equity income in affiliated companies                  163          219          125
Foreign currency transaction loss                     (376)        (565)         155
Investment loss - Cosine                              (820)          --           --
Gain on sale of Singapore                              187           --           --
Gain on WPSC Note Recovery                              --           --        5,596
Other, net                                             (27)         272         (299)
                                                   -------      -------      -------
                                                   $  (834)     $   151      $ 6,016
                                                   =======      =======      =======

NOTE 19 - REPORTABLE SEGMENTS

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

      The following tables present information about reportable segments for the years ending December 31:

                                                                2006           2005           2004
                                                             ---------      ---------      ---------
                                                                         (in thousands)
Net Sales
   Precious Metal                                            $ 146,014      $ 116,958      $ 105,289
   Tubing                                                      120,873        114,355        104,019
   Engineered Materials                                        194,076        172,502        162,653
                                                             ---------      ---------      ---------

           Net sales                                         $ 460,963      $ 403,815      $ 371,961
                                                             =========      =========      =========

Segment operating income (loss)
   Precious Metal (a,c)                                      $   5,122      $  (1,644)     $ (44,828)
   Tubing (b,d)                                                 (8,916)          (446)       (30,793)
   Engineered Materials                                         15,855         13,462         16,367
                                                             ---------      ---------      ---------
           Subtotal                                             12,061         11,372        (59,254)
Pension expense (credit)                                        (4,785)        (1,623)        (3,957)
Unallocated corporate expenses                                   4,069         10,198         12,171
Insurance proceeds                                                (811)            --             --
Environmental remediation expense (e)                            2,909             --         28,971
Fairfield penalty (e)                                              180             --          3,845
Loss (gain) on disposal of assets (f)                              (31)           103           (592)
                                                             ---------      ---------      ---------

    Income (loss) from operations                               10,530          2,694        (99,692)

Interest expense                                                22,535         17,236         25,486
Chapter 11 and related reorganization expenses                      --          9,454             --
Loss on early retirement of debt                                    --             --          1,161
Realized and unrealized loss (gain) on derivatives               7,993          4,263           (549)
Other (income) loss                                                834           (151)        (6,016)
                                                             ---------      ---------      ---------

        Loss from continuing operations before taxes         $ (20,832)     $ (28,108)     $(119,774)
                                                             =========      =========      =========

(a)   Includes an asset impairment charge of $3.4 million in 2006.
(b)   Includes an asset  impairment  charge of $1.8  million  and  restructuring charges of $2.4 million in 2006.
(c)   Includes a goodwill impairment charge of $45.6 million in 2004.
(d)   Includes a goodwill impairment charge of $34.2 million in 2004.
(e)   Environmental  remediation  expense and  Fairfield  penalty  have not been allocated to the reporting segments since the related facilities have been closed for  several  years and are not  indicative  of  current  operating results.
(f)   Loss  (gain) on  disposal  of assets  includes  the  following  amounts by segment for 2006, 2005 and 2004,  respectively.  Precious Metal - $46, $9, and $101; Tubing - ($109),  ($5), and ($13);  Engineered  Materials - $32,
      $99, and ($4); Corporate - $0, $0, and ($676).

                                       87

                                     2006               2005             2004
                                   --------           --------         --------
Capital Expenditures                               (in thousands)

   Precious Metal                  $  2,019           $  2,054         $  2,337
   Tubing                             3,781              6,040            2,213
   Engineered Materials               1,756 a           11,291            3,054
   Corporate and other                  139                989            1,766
                                   --------           --------         --------
                                   $  7,695 a         $ 20,374         $  9,370
                                   ========           ========         ========

a)    Capital  expenditures  do not  include  assets  added  in the OMG  Midwest acquisition. See Note 6.

                                                       2006                2005
                                                     --------           --------
Total Assets                                                (in thousands)

   Precious Metal                                    $ 60,562           $ 75,342
   Tubing                                              68,038             74,330
   Engineered Materials                               145,845            113,870
   Discontinued Operations                                 --              2,975
   Corporate and other                                 19,410             29,681
                                                     --------           --------
                                                     $293,855           $296,198
                                                     ========           ========

      The following table presents revenue and long-lived  asset  information by geographic  area as of and for the years ended  December 31.  Long-lived  assets consist of property,  plant and equipment,  non current assets held for sale and the Company's 50% investment in H&H Manufacturing (Singapore) in 2005 and 2004.

GEOGRAPHIC INFORMATION

                               Revenue                            Long-Lived Assets
                  ----------------------------------     ----------------------------------
                    2006         2005         2004         2006         2005         2004
                  --------     --------     --------     --------     --------     --------
                            (in thousands)                         (in thousands)

United States     $417,866     $371,216     $346,858     $ 76,686     $ 82,765     $ 74,667
Foreign             43,097       32,599       25,103        8,309       12,510       13,800
                  --------     --------     --------     --------     --------     --------

                  $460,963     $403,815     $371,961     $ 84,995     $ 95,275     $ 88,467
                  ========     ========     ========     ========     ========     ========

      Foreign  revenue is based on the country in which the legal  subsidiary is domiciled. Neither revenue nor long-lived assets from any single foreign country were material to the consolidated revenues of the Company.

      In 2006 and 2005,  no customer  accounted for more than 5% of H&H's sales.
In 2004, one customer within our engineered materials segment accounted for 7.1%
of H&H's sales.

NOTE 20 - QUARTERLY INFORMATION (UNAUDITED)

      Financial  results by quarter for the two fiscal years ended  December 31,
2006 and 2005 are as follows:

                                 (In Thousands)

                                                                                                         Basic
                                                                                                      Income (Loss)
                                                                Operating             Net               Per Share
                                     Net           Gross         Income             Income            Applicable to
                                    Sales          Profit        (Loss)             (Loss)            Common Shares
                                  ---------      ---------      ---------          ---------          -------------
2006:                                                 (in thousands)
  1st Quarter                     $ 112,761      $  21,409      $   3,474 a        $  (7,066) a         $  (0.71)
  2nd Quarter                       125,223         23,519          3,736 b           (1,739) b            (0.17)
  3rd Quarter                       121,609         23,898          8,653              5,115  c             0.51
  4th Quarter                       101,370         15,748         (5,333)d          (14,460) d            (1.45)
                                  ---------      ---------      ---------          ---------
                                  $ 460,963      $  84,574      $  10,530          $ (18,150)           $  (1.82)
                                  =========      =========      =========          =========
2005:
  1st Quarter                     $  95,929      $  18,260      $   3,040          $  (6,496) e         $  (1.84)
  2nd Quarter                       105,556         20,544          5,100             (3,925) e            (0.72)
  3rd Quarter                       103,142         19,052         (2,371)           (12,671) e            31.36 f
  4th Quarter                        99,188         14,766         (3,075)           (11,565)              (1.16)
                                  ---------      ---------      ---------          ---------
                                  $ 403,815      $  72,622      $   2,694          $ (34,657)           $  30.36
                                  =========      =========      =========          =========

(a)   1st Quarter 2006 results included  environmental  remediation  expenses of
      $2.9 million.
(b)   2nd Quarter 2006 results included asset impairment charges of $1.8 million and  restructuring  charges  of $1.9  million  (balance  of  restructuring charges of $0.5 million were recorded in the 3rd Quarter of 2006).
(c)   3rd Quarter 2006 results  included an after-tax gain on the sale of assets of discontinued operations of $2.9 million.
(d)   4th  Quarter  2006  results  included  asset  impairment  charges  of $3.4 million.  Furthermore, 4th Quarter results are historically lower than the other quarters due to the Company's business cycle.
(e)   2005  operating  results  included  Chapter 11 and related  reorganization expenses of $1.5 million,  $3.1 million, and $4.9 million in the 1st, 2nd, and 3rd Quarters of 2005, respectively.
(f)   For purposes of calculating  the 3rd quarter 2005 earnings per share,  the
      Company included a gain on the extinguishment of preferred stock of $257.8 million  (representing the difference between the fair value of the common stock and warrants  issued upon emergence from bankruptcy to the preferred stockholders and the carrying value of the preferred stock) as an increase in net income  available to common  shareholders  in accordance  with EITF
      Topic D-42,  "The Effect on the  Calculation of Earnings per Share for the
      Redemption  or Induced  Conversion  of  Preferred  Stock".  See Note 13 to
      Consolidated Financial Statements for discussion on earnings per share.

NOTE 21 - SUBSEQUENT EVENT

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
subsidiaries  and  collateralized  by a junior lien on the assets of Bairnco and
certain  of  its   subsidiaries  and  capital  stock  of  certain  of  Bairnco's subsidiaries. The indebtedness under the Subordinated Loan Agreement will mature on the second  anniversary of the issuance of the  subordinated  loan and may be
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

      Bairnco's  revolving credit facility ("Bairnco Revolving Credit Facility")
with Bank of America,  N.A. ("Bank of America") permits distributions by Bairnco to WHX under certain  conditions,  as described  below.  In connection  with the closing  of the  Offer  and the  Merger  on April  24,  2007,  Bairnco  became a wholly-owned  subsidiary of WHX. The  availability  under the Bairnco  Revolving
Credit Facility on March 31, 2007 was approximately $12.0 million.

      On November  9, 2006,  Bairnco  entered  into a five year,  $42.0  million
Senior Secured Credit Facility with Bank of America.  The $42.0 million facility is apportioned as follows: a five-year $15.0 million term loan and up to a $27.0 million  revolving  credit  facility,  including a $13.0  million  sub-limit for letters of credit and a $3.0 million  sub-limit for foreign  currency loans. The
Bairnco  Revolving  Credit  Facility  is  collateralized  by  a  first  lien  on substantially  all of the  domestic  assets of  Bairnco,  the  capital  stock of domestic subsidiaries and 65% of the capital stock of foreign subsidiaries.  The
Bairnco  Revolving  Credit  Facility  matures on November 8, 2011.  This Bairnco
Revolving  Credit Facility was amended on March 23, 2007 to permit the change of control in connection with the closing of the Offer, among other things, and was further  amended on April 24, 2007 to amend certain  covenants and to permit the financing under the Loan Agreements, among other things.

      The term loan under the Bairnco  Revolving  Credit  Facility has scheduled principal  payments  of $1.1  million  in 2007,  2008,  2009 and 2010,  and $1.0 million in 2011,  with the balance due at maturity.  Interest  rates vary on the term  loan  and are set  from  time to time in  relationship  to one of  several reference  rates,  as selected by Bairnco.  Interest rates vary on the revolving credit  notes and are set at the time of  borrowing  in  relationship  to one of several reference rates as selected by Bairnco.  A commitment fee is paid on the unused  portion of the total credit  facility.  The amount Bairnco can borrow at any given time is based upon a formula  that takes  into  account,  among  other things,  eligible  inventory  and  accounts  receivable,  which  can  result  in borrowing  availability  of less than the full amount of the  Bairnco  Revolving
Credit  Facility.  The Bairnco  Revolving  Credit  Facility  contains  customary representations,  warranties,  covenants  (including  a  covenant  that  permits
Bairnco to make  distributions  to WHX provided that  specified  conditions  are met), events of default and  indemnification  provisions.  The Bairnco Revolving
Credit  Facility also contains a financial  covenant which  requires  Bairnco to meet a minimum fixed charge  coverage  ratio,  including upon the payment of any distribution from Bairnco to WHX.

      In addition,  Bairnco has a China  foreign  loan  facility  that  reflects borrowing by its Chinese  facilities through Bank of America,  Shanghai,  China, which is secured by four U.S. dollar denominated letters of credit totaling $5.2 million issued under the Secured Credit Facility.

      Bairnco  operates two core  businesses - Arlon and Kasco.  Arlon  designs, manufactures,  and sells engineered materials and components for the electronic, industrial  and  commercial  markets.  Kasco is a leading  provider of meat-room products and maintenance services for meat and deli departmetns of supermarkets;
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

      During the fiscal  years  ended  December  31,  2005,  2004 and 2003,  and through the date of this filing,  there were no "reportable events" as that term is described in Item  304(a)(1)(v)  of Regulation S-K, other than as reported in
Item 9A of its 2005 Annual Report on Form 10-K.

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

ITEM 9A. CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial Officer concluded that as of December 31, 2006 our disclosure controls and procedures were not effective in ensuring that all  information  required to be  disclosed  in  reports  that we file or  submit  under the  Exchange  Act is recorded,  processed,  summarized and reported within the time periods specified in the SEC  rules  and  forms  and that  such  information  is  accumulated  and communicated to our management,  including our Chief Executive Officer and Chief
Financial Officer,  in a manner that allows timely decisions  regarding required disclosure.

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

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we have concluded that the Company did not maintain  effective  disclosure  controls and  procedures  due to the  following material weaknesses:

            (a) We did not  maintain  active  supervision  over  the  accounting functions at certain of our operating subsidiaries.

            (b) We did not  maintain a sufficient  number of  personnel  with an appropriate  level of  knowledge,  experience  and  training  in the application of generally accepted accounting principles commensurate with the Company's global financial  reporting  requirements and the complexity of our operations and transactions.

      These  weaknesses  resulted in or could  result in  conditions  that would cause  material  adjustments  to the  financial  statements  for the year  ended
December 31, 2006 including: the application of SFAS No. 144 "Accounting for the
Impairment or Disposal of Long-Lived  Assets," the completeness of the Company's environmental remediation reserves, treatment of the Rabbi trust, capitalization of leases,  revenue recognition,  and differences between foreign and US GAAP as it applies to certain international subsidiaries.

PLANS FOR REMEDIATION

The Company has taken the following  actions to address the material  weaknesses noted above:

      o     Increased the Company's accounting and financial resources by hiring a Senior Vice President, an Assistant Controller,  a Treasurer and a
            Director  of  Budgeting  and  Financial  Analysis,  and  retaining a regional  accounting firm of certified public  accountants to assist financial management in addressing various accounting matters;

      o     Increased  the  level  of  review  and  discussion  on  complex  and judgmental accounting matters;

      o     Improved controls regarding timely  communication of all significant events to management and the Board of Directors; and

      o     Enhanced the monthly  financial  reporting to senior  management and the Board.

Additional actions planned by management include:

      o     Initiating  processes  and  procedures to better  document  employee
            responsibilities,   including   transaction  review  and  monitoring
            activities;

      o     The  engagement  of a third  party  resource  to support our review, documentation  and  testing  of the  effectiveness  of our  internal control over financial reporting under the Section 404 provisions of the Sarbanes-Oxley Act; and

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

      Our management report on internal control over financial reporting for the year ended  December  31, 2005  described  material  weaknesses  in our internal control over financial  reporting  which have been remediated as of December 31,
2006,  including  effective  controls over (1) the maintenance of  appropriately designed  and  documented  company  wide  policies,  (2) the  maintenance  of an effective anti-fraud program designed to detect and prevent fraud, including (i)
an  effective  whistle-blower  program,  and (ii) an  ongoing  program to manage identified  fraud risks,  (3) the  accuracy,  valuation  and  disclosure  of our goodwill  and  intangible  asset  accounts and the related  impairment  expenses accounts,  (4) the accounting for income taxes,  including the  completeness and accuracy of income taxes payable,  deferred  income tax assets,  liabilities and related  valuation  allowances and the income tax provision,  (5) the accounting for  derivative  instruments  and hedging  activities  related to precious metal inventory,  and (6) the preparation and review of the consolidated  statement of cash flow.

      These  material  weaknesses  continued to exist as of the end of the first three quarters of 2006. In the fourth quarter of 2006, we completed the updating
of  the   Company's   accounting   policies  and   procedures,   including   our
whistle-blower  program and our program to manage  identified  fraud  risks,  to ensure such  accounting  policies and procedures  were complete and current.  We engaged third party  valuation  firms to assist  management in the evaluation of goodwill and other  intangible  assets and to assist us in the  determination of any related  impairments.  We engaged a regional  accounting  firm of  certified public accountants to assist the company in the completeness and accuracy of its accounting for income taxes. We account for our derivative  instruments  related to precious metal  separately  from our precious metal  inventory.  Our controls over the  preparation  of the  statement of cash flows have been enhanced by the addition of accounting and finance  personnel  along with increased  review over all accounting  matters. In connection with these efforts and in connection with the evaluation of internal controls  described above,  management has determined that these  material  weaknesses  have been  remediated as of December 31, 2006.
Management  considers the  remediation of these material  weaknesses  during our quarter  ended  December  31, 2006 to  represent  a change  that has  materially affected,  or is reasonably  likely to materially  affect,  our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Set forth  below are the names  and ages of the  directors  and  executive officers of the Company and their  principal  occupations at present and for the past five years.  There are, to the  knowledge of the Company,  no agreements or
understandings  by  which  these   individuals  were  so  selected.   No  family
relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated  under Exchange Act. The Board has adopted  independence  standards for directors that conform to the standards required by the Nasdaq Stock Market  ("Nasdaq") for listed  companies.  Based on the  Company's  director  independence  standards,  the Board has  affirmatively determined that Louis Klein, Jr. and Garen W. Smith are independent.

Name                                           Age      All Offices with the Company                             Director Since
----                                           ---      ----------------------------                             --------------

Warren G. Lichtenstein                         41       Chairman of the Board                                    2005
Jack L. Howard                                 45       Director                                                 2005
Ellen T. Harmon                                53       Vice President, General Counsel and Secretary            2006
Robert K. Hynes                                52       Vice President and Chief Financial Officer               2005
Glen M. Kassan                                 63       Vice Chairman and Chief Executive Officer                2005
Louis Klein, Jr.*                              71       Director                                                 2002
James F. McCabe, Jr.                           44       Senior Vice President                                    2007
Daniel P. Murphy, Jr.                          45       Director                                                 2005
John J. Quicke                                 57       Director and Vice President                              2005
Joshua E. Schechter                            33       Director                                                 2005
Garen W. Smith*                                64       Director                                                 2002

----------
*Member of the Compensation Committee and the Audit Committee

BUSINESS BACKGROUND

      The following is a summary of the business  background  and  experience of each of the persons named above:

      WARREN G.  LICHTENSTEIN.  Chairman  of the Board of  Directors.  Warren G.
Lichtenstein  has served as Chairman of the Board of WHX since July 2005. He has been the  Chairman  of the Board,  Secretary  and the  Managing  Member of Steel
Partners,  L.L.C.  ("Partners  LLC"),  the general  partner of Steel,  a private investment partnership, since January 1, 1996 and the President, Chief Executive
Officer  and a director  of Steel  Partners,  Ltd.  ("SPL"),  a  management  and advisory company that provides  management services to Steel Partners II and its affiliates,  since June 1999.  He is also a co-founder of Steel  Partners  Japan
Strategic Fund (Offshore),  L.P., a private investment  partnership investing in
Japan,  and Steel Partners China Access Fund I LP, a private equity  partnership investing in China. Mr.  Lichtenstein has been a director (currently Chairman of the Board) of United Industrial  Corporation  ("United  Industrial"),  a company principally focused on the design, production and support of defense systems and a manufacturer of combustion  equipment for biomass and refuse fuels,  since May
2001. Mr.  Lichtenstein  has been Chairman of the Board of SL  Industries,  Inc.
("SL  Industries"),  a designer and  manufacturer  of power  electronics,  power motion equipment, power protection equipment, and teleprotection and specialized communication  equipment,  since January 24, 2002 and served as Chief  Executive
Officer from February 4, 2002 to August 10, 2005. He had previously  served as a director  of SL  Industries  from  1993 to  1997.  Mr.  Lichtenstein  has been a director of KT&G Corporation, South Korea's largest tobacco company, since March
2006.  Mr.  Lichtenstein  was a director of Layne  Christensen  Company  ("Layne
Christensen"),  a provider  of products  and  services  for the water,  mineral, construction  and  energy  markets,  from  January  2004 to  October  2006.  Mr.
Lichtenstein served as a director of WebFinancial Corporation  ("WebFinancial"), a consumer and commercial lender,  from 1996 to June 2005, as Chairman and Chief
Executive Officer from December 1997 to June 2005 and as President from December
1997 to December 2003.

      JACK L. HOWARD.  Director. Jack L. Howard has been a director of WHX since
July 2005.  He has been a  registered  principal of Mutual  Securities,  Inc., a registered  broker-dealer,  since  1989.  He has served as Vice  Chairman of SPL since  December  2003.  Mr.  Howard  has  served  as  Chairman  of the  Board of
WebFinancial  since June 2005, as a director of WebFinancial  since 1996, and as its Vice  President  since  1997.  From  1997 to May  2000,  he also  served  as
Secretary,  Treasurer and Chief Financial Officer of WebFinancial. He has served as  Chairman  of the Board and Chief  Executive  Officer of Gateway  Industries,
Inc.,  a provider of database  development  and web site design and  development services,  since February 2004, as Vice President of Gateway since December 2001 and as a  director  of Gateway  since  1994.  He has been a  director  of CoSine
Communications, Inc., a global telecommunications equipment supplier, since July
2005. He has been a director of BNS Holding,  Inc., a holding  company that owns the  majority of Collins  Industries,  Inc.,  a  manufacturer  of school  buses, ambulances and terminal trucks,  since June 2004. Mr. Howard presently serves as a director of NOVT Corporation  ("NOVT"), a former developer of advanced medical treatments for coronary and vascular disease.

      ELLEN T. HARMON. Vice President,  General Counsel and Secretary.  Ellen T.
Harmon has been Vice  President,  General  Counsel and  Secretary of each of the
Company and H&H since  February  2006.  She was Senior Vice  President,  General
Counsel and Secretary of The Robert Allen Group, Inc., an international designer and  distributor of home  furnishings  and fabrics to the interior design trade, furniture manufacturers,  and the contract and hospitality markets, from January
2004 through January 2006. She was Vice President, General Counsel and Secretary
of  Metallurg,  Inc.,  an  international  producer and supplier of  high-quality specialty metals,  alloys and metallic  chemicals  utilized in the production of high-performance  aluminum and titanium alloys, specialty steel, superalloys and certain non-metallic materials for various applications in the aerospace,  power supply, automotive,  petrochemical processing and telecommunications industries, from 1999 through 2002.

      ROBERT K. HYNES.  Vice President and Chief  Financial  Officer.  Robert K.
Hynes has been the Vice  President  and Chief  Financial  Officer of the Company
since  January  2003 and was  Vice-President--Finance  from  June  2001  through
January 2003. Mr. Hynes has been Vice-President of H&H since March 2000.

      GLEN M. KASSAN.  Vice Chairman of the Board of Directors,  Chief Executive
Officer  and  Secretary.  Glen M. Kassan has served as a director of the Company since July 2005 and as the  Company's  Vice  Chairman of the Board of Directors,
Chief  Executive  Officer  and  Secretary  since  October  2005.  He has been an
Operating  Partner  of SPL since  August  1999 and an  Operating  Partner of its predecessor  from October 1999 to May 2001. He has served as the Vice  President and Secretary of  WebFinancial  since June 2000 and as Chief  Financial  Officer from June 2000 through 2007. He has served as a director of SL Industries  since
January 24,  2002,  its Vice  Chairman  since  August 10, 2005 and served as its
President  from February 4, 2002 to August 10, 2005. He has served as a director of United Industrial since October 2002.

      LOUIS KLEIN,  JR.  Director.  Louis Klein, Jr. has served as a director of
WHX since 2002. He has been trustee of Manville Personal Injury Settlement Trust since 1991,  trustee of WT Mutual  Fund and WT  Investment  Trust I  (Wilmington
Trust)  since 1998 and trustee of the CRM Mutual  Fund since  2005.  He has also been a director of Bulwark  Corporation since 1998, a private company engaged in real estate investment.

      JAMES F. MCCABE, JR. Senior Vice President.  James F. McCabe, Jr. has been
Senior Vice President of each of the Company and H&H since March 1, 2007. As Mr.
McCabe's  employment  did not commence  until March 1, 2007, Mr. McCabe is not a named  executive  officer of the Company for the fiscal year ended  December 31,
2006.  From 2004 to 2006,  Mr.  McCabe  served as Vice  President of Finance and
Treasurer  of  American  Water,  NE Region,  a division of RWE which is a public utility based in Essen, Germany.  Previously, he served as President of Teleflex
Aerospace from 2002 to 2003, which  manufactures and services turbine components and aircraft  cargo systems.  Mr. McCabe  previously  served as Chief  Operating
Officer of Sermatech  International,  a  surface-engineering/specialty  coatings business, from 2000 to 2001, and as its President from 2001 to 2002.

      DANIEL P. MURPHY,  JR.  Director.  President of H&H, a subsidiary  of WHX.
Daniel P.  Murphy,  Jr. has served as a director of WHX since July 2005.  He has been  President  of H&H since  February  2003 and was Vice  President of Handy &
Harman  Engineered  Materials Group from January 2002 through  February 2003. He was also President of OMG, Inc., a subsidiary of H&H, from February 1994 through
December 2001.

      JOHN J. QUICKE. Director and Vice President.  John J. Quicke has served as a director of WHX since July 2005 and as a Vice President since October 2005. He has served as an Operating  Partner of SPL since  September 2005. Mr. Quicke has served as Chairman of the Board of NOVT since April 2006 and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006. Mr. Quicke currently serves as a director of Layne Christensen and Angelica Corporation,  a provider  of  healthcare  linen  management  services.  He served as a director,
President  and  Chief  Operating  Officer  of  Sequa  Corporation  ("Sequa"),  a
diversified  industrial company,  from 1993 to March 2004, and Vice Chairman and
Executive  Officer of Sequa from March 2004 to March 2005.  As Vice Chairman and
Executive Officer of Sequa, Mr. Quicke was responsible for the Automotive, Metal
Coating,  Specialty Chemicals,  Industrial Machinery and Other Product operating segments of the company. From March 2005 to August 2005, Mr. Quicke occasionally served  as a  consultant  to  Steel  Partners  II and  explored  other  business opportunities.

      JOSHUA  E.  SCHECHTER.  Director.  Joshua  E.  Schechter  has  served as a director of WHX since July 2005. He has been an Investment Professional with SPL since June 2001. He was an Associate in the Corporate  Finance Group of Imperial
Capital LLC ("Imperial Capital"),  a boutique investment bank, from 2000 to 2001 and an Analyst with Imperial Capital from 1998 to 2000. Mr. Schechter  currently serves as a director of Jackson Products, Inc.

      GAREN W. SMITH.  Director.  Garen W. Smith has served as a director of WHX since  2002.  He was  Chairman of the Board of H&H from 2003  through  September
2005. Mr. Smith was Vice President,  Secretary and Treasurer of Abundance Corp.,
a  consulting  company  that  provides  services  to the  Company,  from 2002 to
February  2005. In addition,  he was President  and Chief  Executive  Officer of
Unimast Incorporated from 1991 to 2002.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section  16(a) of the Exchange Act requires the  Company's  directors  and officers,  and persons who own more than 10% of a registered class of its equity securities,  to file reports of ownership  and changes in ownership  (typically,
Forms 3, 4 and/or 5) of such equity  securities  with the SEC and  Nasdaq.  Such entities are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) reports.

      Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written  representations that no Form 5 or amendments thereto were required,  the Company  believes that during the fiscal year ended December
31, 2006, its directors and officers,  and greater than 10%  beneficial  owners, have complied with all Section 16(a) filing requirements.

AUDIT COMMITTEE

      The Company has a  separately  standing  Audit  Committee  established  in accordance  with Section 3(a) (58) (A) of the  Securities  Exchange Act of 1934.
The Audit  Committee has a charter,  a current copy of which is available on the
Company's website, www.whxcorp.com. The members of the Audit Committee are Louis
Klein Jr. and Garen W. Smith.  Each of Messrs.  Klein and Smith are non-employee members of the Board.  After reviewing the qualifications of the current members of the Audit  Committee,  and any  relationships  they may have with the Company that might affect their independence from the Company,  the Board has determined that (1) all current Audit Committee  members are  "independent" as that concept is defined in Section 10A of the Exchange Act, (2) all current  Audit  Committee members are  financially  literate,  and (3) Mr.  Klein  qualifies  as an "audit committee  financial expert" under the applicable rules promulgated  pursuant to the Exchange  Act. The Audit  Committee met six times and did not take action by unanimous written consent during the fiscal year ended December 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

      This compensation  discussion and analysis describes the material elements of compensation  awarded to, earned by or paid to each of our executive officers who served as named executive officers during the fiscal year ended December 31,
2006. This compensation  discussion focuses on the information  contained in the following  tables and related  footnotes  and  narrative  for primarily the last completed fiscal year, but we also describe compensation actions taken before or after  the  last  completed  fiscal  year to the  extent  that it  enhances  the
understanding  of  our  executive  compensation  disclosure.   The  Compensation
Committee  currently  oversees the design and  administration  of our  executive compensation program.

      Our  current  executive   compensation   program  includes  the  following
principal   components:   (i)  base  salary,  (ii)  discretionary   annual  cash
performance-based incentives, (iii) severance payments, and (iv) perquisites and other compensation.  In addition,  it is contemplated that from 2007 and onwards our  executive  compensation  program will include stock option grants and other equity incentives.

EXECUTIVE COMPENSATION OBJECTIVES

      The objectives of our executive compensation program are to:

      o     Attract,  motivate  and retain  talented and  experienced  executive officers;

      o     Ensure   officer   compensation   is  aligned  with  our   corporate
            strategies,  business  objectives and the long-term interests of our stockholders; and

      o     Reward our executive  officers with incentives so we can retain them and provide stability for the Company as we grow.

      To achieve these objectives,  our overall compensation program aims to pay our named  executive  officers  competitively,  consistent  with our success and their contribution to that success.  To accomplish this we provide  compensation in the form of cash.  Stockholder approval of the Company's 2007 Incentive Stock
Plan is being  sought,  which if approved,  would permit us to offer options and other equity incentives in the future.  Although our Compensation  Committee has not adopted any formal guidelines for allocating total compensation between cash and  equity,  and in  2006  the  issuance  of  equity  was  not  available,  the
Compensation  Committee considers the practices of comparable  companies,  while also  considering  the  balance  between  providing  short-term  incentives  and long-term  parallel  investment  with  stockholders  to align the  interests  of management with stockholders.

DETERMINATION OF COMPENSATION AWARDS

      Our  Compensation  Committee  is provided  with the primary  authority  to determine the compensation  awards available to our executive  officers.  To aid the  Compensation  Committee in making its  determination,  our Chief  Executive
Officer  provides   recommendations   annually  to  the  Compensation  Committee
regarding the compensation of all executive officers, excluding himself.

      The  Compensation  Committee has the sole authority to determine our Chief
Executive Officer's compensation. The performance of our Chief Executive Officer is reviewed annually by the Compensation Committee.

COMPENSATION BENCHMARKING AND PEER GROUP

      We have  engaged a  compensation  consultant  to review our  policies  and
procedures  with  respect  to  executive  compensation,   and  the  Compensation
Committee  has  considered  its  findings in setting  compensation  levels.  Our
Compensation Committee also informally considers competitive market practices by reviewing publicly available  information  relating to compensation of executive officers at other comparable companies.

ELEMENTS OF COMPENSATION

      The principal elements of our executive compensation are:

      o     base salary;

      o     discretionary annual cash performance-based incentives;

      o     long-term incentive plan awards;

      o     severance benefits; and

      o     perquisites and other compensation.

BASE SALARIES

      Base salary is used to recognize  the  experience,  skills,  knowledge and responsibilities  required of all our employees,  including our named  executive officers.  All of our named executive  officers,  other than our Chief Executive
Officer,  are subject to employment  agreements,  and accordingly  each of their compensation  has been  determined as set forth in their  respective  agreement.
When  establishing  base  salaries for 2006,  subject to the  provisions of each
person's  employment  agreement,   the  Compensation  Committee  and  management
considered a number of factors,  including the seniority of the individual,  the functional role of the position,  the level of the individual's  responsibility, the ability to replace the  individual,  the base  salary of the  individual  at their prior employment and the number of well qualified candidates to assume the individual's role. Generally,  we believe that executive base salaries should be targeted  near the median of the range of  salaries  for  executives  in similar positions at comparable companies.

DISCRETIONARY ANNUAL CASH PERFORMANCE-BASED INCENTIVES

      Our  Compensation  Committee  approves the annual cash incentive award for our  Chief  Executive  Officer  and each  other  named  executive  officer.  Our
Compensation  Committee's  determination,  other than with  respect to the Chief
Executive  Officer,  is  generally  based  upon our  Chief  Executive  Officer's recommendations.

      Our  Compensation  Committee  has  adopted  a  Short-Term  Incentive  Plan
("STIP")  with two  components,  a return on  invested  capital  ("ROIC")  based component and a component based on the achievement of pre-determined  individual objectives.  Based  on  the  determination  of  the  objectives  under  the  two components,  the  maximum  percentage  of base  salary that may be earned by the named executive officers is 100%. STIP bonuses earned will be paid annually.  No
STIP bonus will be paid if either component is below a predetermined threshold.

      In  addition,  our  Compensation  Committee  has the  authority  to  award discretionary  annual bonuses to our executive officers in the form of cash. The annual  bonuses,  if any, are  intended to  compensate  officers for  individual performance,  for our overall financial  performance and for achieving important milestones.  Bonuses  for 2006 for Ms.  Harmon and Mr.  Hynes in the  respective amounts of $130,000 and $100,000 were awarded as discretionary bonuses under the
STIP.

LONG-TERM INCENTIVE PLAN AWARDS

      In 2006, WHX did not have a long-term incentive plan.

      For our named  executive  officers,  our proposed  stock option program is based  on  grants  that  will be  individually  negotiated  in  connection  with employment agreements and other grants to our executives.  Stock options provide a relatively  straightforward  incentive for our  executives  and result in less immediate dilution of existing stockholders' interests.

      No stock option  grants were made to any of the named  executive  officers during the fiscal year ended  December  31,  2006.  No options  were held by the named executive  officers as of December 31, 2006.  Stockholder  approval of the
Company's  2007  Incentive  Stock Plan is being  sought so that the  Company may begin to issue stock options to its directors, officers, employees,  consultants and advisors in the future. It is contemplated that, if approved,  the following grants of options will be made to our named executive officers: Robert K. Hynes, options to acquire 25,000 shares of the Company;  Daniel P. Murphy, Jr., options to  acquire  100,000  shares of the  Company;  and Ellen T.  Harmon,  options to acquire 25,000 shares of the Company.

      The  proposed  stock  option  grants  described  above are required in the
Acknowledgement  and Release  Agreements  entered into with  Messrs.  Murphy and
Hynes (as described below) and in the employment  agreement  entered into by and among the Company,  H&H and Ms. Harmon.  In each case, the options were required to be granted by a certain date  (December  31, 2006 in the case of Mr.  Murphy,
June 30, 2006 in the case of Mr.  Hynes,  and  September 30, 2006 in the case of
Ms.  Harmon),  or "phantom"  options were to have been issued.  To date, no such
"phantom" options have been issued.

SEVERANCE AND CHANGE IN CONTROL BENEFITS

      We provide the opportunity for certain of our named executive  officers to be protected under the severance and change in control  provisions  contained in their employment  agreements.  We provide this opportunity to attract and retain an appropriate  caliber of talent for the position.  Our severance and change in control  provisions for our named  executive  officers are  summarized  below in
"Potential  Payments upon  Termination  or  Change-in-Control."  We believe that these severance and change in control  benefits are an essential  element of our executive  compensation  and  assist us in  recruiting  and  retaining  talented executives.

PERQUISITES AND OTHER COMPENSATION

      We provide the  opportunity  for our named  executive  officers  and other executives  to receive  certain  perquisites  and  general  health  and  welfare benefits. For the last completed fiscal year, we provided the following personal benefits and  perquisites to certain of our named  executives  officers:  health insurance,  automobile allowance or company car, life and disability  insurance,
401(k) plan,  golf club  membership,  financial,  estate and tax  planning,  and various other matters.

OTHER PAYMENTS

      Pursuant to  Acknowledgement  and Release  Agreements,  dated November 10,
2005, each of Messrs.  Murphy and Hynes agreed to remain with the Company in the period after the  Company's  emergence  from  bankruptcy  in July 2005.  Each of
Messrs.  Murphy and Hynes agreed to remain an employee of the Company through at least March 31, 2006 in  consideration  for (i) a cash bonus of $250,000 paid on
March  31,  2006  to  Mr.  Murphy,  and  $250,000  to  Mr.  Hynes,   payable  in
installments,  the last of which vest upon filing of the  Company's  2004 Annual
Report  on Form  10-K and  Quarterly  Reports  on Form  10-Q for  2005,  (ii) an
increase in the life insurance levels provided in the H&H  Post-Retirement  Life
Insurance  Program  and (iii) the grant to  Messrs.  Murphy and Hynes of 100,000 options and 25,000  options,  respectively,  to purchase  Common  Stock upon our adoption of a stock  option  plan.  As  previously  stated,  these  options were required to be granted by certain  dates that have passed or  "phantom"  options were to have been issued.  To date, no such "phantom"  options have been issued.
In addition,  each of Messrs Murphy and Hynes provided a release to the Company.
These payments were  attributed to Messrs.  Murphy's and Hynes'  compensation in
2005.

SUMMARY COMPENSATION TABLE

      The  following  table sets forth all  compensation  awarded to, paid to or earned by the  following  type of  executive  officers for the fiscal year ended
December 31, 2006: (i)  individuals  who served as, or acted in the capacity of, the Company's principal executive officer for the fiscal year ended December 31,
2006; (ii) individuals who served as, or acted in the capacity of, the Company's principal  financial  officer for the fiscal year ended December 31, 2006; (iii)
the Company's three most highly compensated  executive officers,  other than the chief  executive  and chief  financial  officer,  who were  serving as executive officers at the end of the fiscal year ended  December  31, 2006 (of which there were only two); and (iv) up to two additional  individuals  for whom  disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December
31, 2006 (of which there were none). We refer to these individuals  collectively as our named executive officers.

                                                                           Changes in Pension
                                                                                    Value and
                                                                       Non-qualified Deferred         All Other
                                                Salary         Bonus    Compensation Earnings      Compensation  Total Compensation
Name and Principal Position   Year                 ($)           ($)                      ($)               ($)                 ($)
---------------------------   ----             -------       -------   ----------------------      ------------  ------------------
(a)                           (b)                  (c)           (d)                      (h)               (i)                 (j)

Glen M. Kassan                2006             600,000            __                       __             5,544             605,544
   Chief Executive Officer
Robert K. Hynes               2006             256,538       100,000                   23,294(1)         12,916(2)          392,748
   Vice President and Chief
   Financial Officer
Daniel P. Murphy, Jr.         2006             450,000            __                    3,394(1)         32,555(3)          485,949
   President of H&H (4)
Ellen T. Harmon               2006             235,000       130,000                       __             8,876             373,876
   Vice President, General
   Counsel and Secretary

(1)   Represents  the  aggregate  change in the  actuarial  present value of the
      accumulated   benefit  under  all  defined  benefit  and  actuarial  plans
      (including supplemental plans) for the prior completed fiscal year.

(2)   Includes  payments  for  supplemental  healthcare,   life  insurance,  car
      allowance and 401(k) matching payments.

(3)   Includes  payments for reimbursement of financial  services,  supplemental healthcare,  life insurance, car allowance,  club dues and 401(k) matching payments.

(4)   Mr. Murphy's 2006 bonus has not yet been determined.

GRANTS OF PLAN-BASED AWARDS

      We made no grants  of  plan-based  awards  to any of our  named  executive officers in 2006.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

      The compensation paid to the named executive  officers includes salary and non-equity incentive compensation.  In addition, each named executive officer is eligible to receive  contributions  to his or her 401(k) plan under our matching contribution program.

      In 2006,  salaries and bonuses  accounted for  approximately  99% of total compensation  for our  principal  executive  officer  and 94% on average for our other named executive officers.

      GLEN M. KASSAN.  Glen M. Kassan was appointed Chief  Executive  Officer on
October  7,  2005.  In 2006,  our  Compensation  Committee  approved a salary of
$600,000  per  annum for Mr.  Kassan  effective  January  1,  2006.  There is no employment  agreement  between the Company and Mr. Kassan regarding Mr. Kassan's employment with the Company.

EMPLOYMENT AGREEMENTS

      ROBERT K. HYNES.  Mr. Hynes is party to an employment  agreement  with WHX and H&H dated  March 4, 2005 and whose  initial  term ended on June 30, 2005 and which by the terms of the  employment  agreement will  automatically  extend for successive  one-year terms unless earlier terminated  pursuant to its terms. Mr.
Hynes' employment  agreement  provides for an annual base salary of no less than
$250,000 and an annual bonus to be awarded at the Company's sole discretion.

      In addition, Mr. Hynes, pursuant to his employment agreement,  is entitled to receive health insurance coverage (if and to the extent provided to all other employees  of the  Company),  four  weeks  paid  vacation,  a  Company  car  and reimbursement  for annual  financial,  estate and tax planning  and  preparation expense up to a maximum of 3% of his annual  base  salary in effect on January 1 of each tax year.

      DANIEL  P.  MURPHY,  JR.  Mr.  Murphy  is party to a  two-year  employment agreement with H&H dated February 11, 2004, whose initial term ended on February
11, 2006 and which by the terms of the employment  agreement will  automatically extend for successive  one-year terms unless earlier terminated  pursuant to its terms.  Mr. Murphy's  employment  agreement  provides for an annual salary of no less than  $350,000 and an annual bonus to be awarded at H&H's sole  discretion, as ratified by WHX's Board.

      In addition, Mr. Murphy, pursuant to his employment agreement, is entitled to receive health insurance coverage (if and to the extent provided to all other employees of H&H), four weeks paid vacation,  a Company car or car allowance not to exceed $1,000 per month, annual dues at a golf club of his selection which is reasonably  acceptable  to  the  Company,  non-exclusive  use  of a  two-bedroom apartment in the Rye, New York area and a reasonable  relocation  allowance,  as determined by H&H.

      HYNES AND MURPHY ACKNOWLEDGEMENT AND RELEASE AGREEMENTS. In November 2005,
each of Messrs.  Murphy and Hynes  entered into an  Acknowledgement  and Release
Agreement  with the  Company  pursuant  to which each such  executive  agreed to remain  with the  Company  in the  period  after the  Company's  emergence  from bankruptcy  in July 2005.  Each of Messrs.  Murphy and Hynes agreed to remain an employee of the Company through at least March 31, 2006 in consideration for (i)
a cash bonus of $250,000 paid on March 31, 2006 to Mr.  Murphy,  and $250,000 to
Mr. Hynes,  payable in  installments,  the last of which vest upon filing of the
Company's 2004 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for
2005,  (ii)  an  increase  in the  life  insurance  levels  provided  in the H&H
Post-Retirement  Life Insurance Program,  and (iii) the grant to Messrs.  Murphy and Hynes of 100,000  options  and 25,000  options,  respectively,  to  purchase
Common  Stock upon our  adoption  of a stock  option  plan.  In  addition,  each
Acknowledgement  and Release Agreement provided a release to the Company by such executive. The proposed stock options described above which were required in the
Acknowledgement  and Release  Agreements  entered into with  Messrs.  Murphy and
Hynes were required, in each case, to be granted by a certain date (December 31,
2006 in the case of Mr. Murphy and June 30, 2006 in the case of Mr.  Hynes),  or
"phantom"  options were to have been issued. No such "phantom" options have been issued.

      ELLEN T.  HARMON.  On  February  6,  2006,  Ellen T.  Harmon  became  Vice
President,  Secretary and General Counsel of the Company  pursuant to a one-year employment  agreement  dated  February 6, 2006,  whose  initial  term expired on
February  6,  2007  and  which  by the  terms of the  employment  agreement  was automatically  extended  on  February  6,  2007  until  February  6,  2008,  and thereafter  will  automatically  be further  extended  for  successive  one-year periods unless earlier terminated pursuant to its terms. Ms. Harmon's employment agreement  provides  for an annual base salary of  $260,000,  25,000  options to purchase  Common Stock upon adoption of a stock option plan, and an annual bonus to be awarded at the Company's sole discretion. The proposed stock option grants described  above were required to be granted by September 30, 2006, or "phantom"
options were to have been issued. No such "phantom" options have been issued.

      In  addition,  pursuant  to  Ms.  Harmon's  employment  agreement,  she is entitled to four weeks paid vacation,  health insurance  coverage (if and to the extent provided to all other employees of the Company), a car allowance of up to
$600 per month, and life insurance, disability insurance and 401(k) benefits, if and to the extent provided to executives of either WHX or H&H.

      JAMES F. MCCABE, JR. On February 1, 2007, James F. McCabe Jr. entered into a one-year  employment  agreement  with each of the Company and H&H effective on
March  1,  2007,  and  which  by the  terms of the  employment  agreement,  will automatically  extend for successive  one-year periods unless earlier terminated pursuant to its terms. The employment agreement provides for an annual salary of no less than  $300,000 and an annual bonus to be awarded at the  Company's  sole discretion, provided that McCabe's bonus for 2007 will not be less than $100,000 as long as his  employment  has not been  terminated for cause and as long as he has not  voluntarily  terminated  his  employment  prior to April  1,  2008.  In addition,  the employment  agreement provides for the grant of 50,000 options to purchase Company Common Stock upon the Company's adoption of a stock option plan and  registration of underlying  shares by September 30, 2007, or  alternatively
50,000  "phantom"  options  in lieu of such  options if such a plan has not been adopted by such date.

      In addition, pursuant to Mr. McCabe's employment agreement, he is entitled to four weeks paid  vacation,  health  insurance  coverage (if and to the extent provided to all other employees of the Company), a temporary living allowance of
$3,400 per month through  February 2009, a car allowance of $600 per month,  and life insurance,  disability insurance and 401(k) benefits,  if and to the extent provided to executives of either WHX or H&H.

      As Mr.  McCabe's  employment  did not  commence  until March 1, 2007,  Mr.
McCabe is not a named executive officer of the Company for the fiscal year ended
December 31, 2006.

      See "Potential Payments upon Termination or Change-in-Control" for further discussion on termination,  retirement and  change-in-control  provisions of the employment agreements.

POTENTIAL PAYMENTS UPON TERMINATION OR A CHANGE IN CONTROL

      ROBERT K. HYNES. In the event that either of the following occurs: (i) the
Company terminates Mr. Hynes'  employment,  other than with cause and other than due to his death or disability, or (ii) Mr. Hynes elects termination following a reduction in his annual base salary, a relocation of the Company's  headquarters more than 50 miles  from New York,  New York,  or a failure  by the  Company  to obtain a  satisfactory  agreement  from a  successor  to assume  the  employment agreement,  and the  Company  fails to cure such  events  within  30 days  after receipt of written notice from Mr. Hynes, he or his personal  representative  or estate,  as applicable,  will receive a payment of one-year's base salary at the highest  rate in effect  for the  twelve  preceding  months  plus any bonus plan compensation  that has been  accrued and he will also be entitled to receive the other  benefits to which he is entitled for a period of twelve months  following such  termination or until such time he becomes  eligible to receive  comparable benefits from a subsequent employer, if earlier.

      In the event that the Company terminates Mr. Hynes' employment for conduct that is materially injurious to the Company, for any act that constitutes fraud, misappropriation, embezzlement or a felony, or Mr. Hynes' material breach of his employment agreement, Mr. Hynes will receive his base salary through the date of termination and the Company will have no further obligation to Mr. Hynes.

      DANIEL P. MURPHY,  JR. In the event that either of the  following  occurs,
Mr.  Murphy will  receive a payment of two years' base salary at the base salary in effect at the time of termination:  (i) Mr. Murphy's employment  agreement is terminated by H&H other than with cause and other than due to Mr. Murphy's death or  disability,  or (ii) Mr.  Murphy  elects  termination  following  a material diminution  in his position or a relocation of H&H's  headquarters  more than 50 miles from Rye,  New York and Agawam,  Massachusetts  and H&H fails to cure such diminution  or  relocation  within  ten days of  receipt  of  written  notice of termination  from Mr.  Murphy.  In the event  that Mr.  Murphy's  employment  is terminated due to his death or disability or with cause,  which includes conduct
that  is  materially   injurious  to  H&H,  any  act  that  constitutes   fraud,
misappropriation,  embezzlement or a felony,  or Mr. Murphy's material breach of his employment agreement, H&H will have no further obligation to Mr. Murphy.

      Following  a change in control of H&H,  Mr.  Murphy  will be  entitled  to terminate his  employment and receive a payment of two years' base salary at the base  salary in effect at the time of  termination.  In the event of a change of control, H&H has ten days from the receipt of any notice of termination from Mr.
Murphy to request Mr. Murphy to continue his employment at his then present base salary on a pro rata basis for 60 days from such request.

      ELLEN T. HARMON.  In the event that either of the  following  occurs,  Ms.
Harmon  will  receive a payment of one year's  base salary at the base salary in effect at the time of  termination  together with monthly COBRA  payments of any health-related benefits (medical,  dental, and vision) as are then in effect for a period of twelve months  following such  termination or until such time as she becomes eligible to receive comparable benefits from a subsequent  employer,  if earlier,  any  bonus  payments  which  she may be then  entitled  to,  and a car allowance for a one year period after termination:  (i) Ms. Harmon's  employment agreement is  terminated  by the Company other than with cause or other than due to Ms.  Harmon's  death or  disability,  or (ii) Ms. Harmon  elects  termination following a material diminution in her position or a relocation of the Company's headquarters more than 50 miles from Rye, New York and the Company fails to cure such  diminution or relocation  within ten days of receipt of written  notice of termination from Ms. Harmon.

      In the event that Ms.  Harmon's  employment is terminated  due to death or disability or with cause, which includes conduct that is materially injurious to the Company, any act that constitutes fraud, misappropriation, embezzlement or a felony or sexual or other  harassment  of any employee of either WHX or H&H, the willful or continued failure by Ms. Harmon to substantially  perform her duties, or Ms. Harmon's material  violation or breach of her employment  agreement,  she will be  entitled to receive the  aggregate  of any due but unpaid  compensation through the date of termination.  In the event that Ms.  Harmon's  employment is terminated  due to her death or due to her  disability,  her estate will be paid all life  insurance  proceeds to which it is  entitled  and she will be paid any disability insurance proceeds to which she is entitled, respectively.

      JAMES F. MCCABE, JR. In the event that either of the following occurs, Mr.
F.  McCabe,  Jr.  will  receive a payment of one year's  base salary at the base salary in effect  at the time of  termination,  monthly  COBRA  payments  of any health-related benefits (medical,  dental, and vision) as are then in effect for a period of twelve months  following  such  termination or until such time as he becomes eligible to receive coverage from a subsequent employer, if earlier, and a car (not living)  allowance for a one year period after  termination:  (i) Mr.
McCabe's employment agreement is terminated by the Company other than with cause or other than due to Mr. McCabe's death or disability, or (ii) Mr. McCabe elects termination  following a material  diminution in his position or a relocation of the  Company's  headquarters  and the Company  fails to cure such  diminution or relocation  within ten days of receipt of written notice of termination from Mr.
McCabe.

      In the event that Mr.  McCabe's  employment is terminated  due to death or disability or with cause, which includes conduct that is materially injurious to the Company, any act that constitutes fraud, misappropriation, embezzlement or a felony or sexual or other  harassment  of any employee of either WHX or H&H, the willful or continued failure by Mr. McCabe to substantially  perform his duties, or Mr. McCabe's  material  violation or breach of his employment  agreement,  he will be  entitled to receive the  aggregate  of any due but unpaid  compensation through the date of termination.  In the event that Mr. McCabe is terminated due to his  death  or due to his  disability,  his  estate  will  be paid  all  life insurance  proceeds to which it is entitled  and he will be paid any  disability insurance proceeds to which he is entitled, respectively.

PENSION BENEFITS

      The  following  table  summarizes  the pension  benefits held by our named executive officers in 2006.

                                                                                        Present Value
                                                                     Number of Years   of Accumulated     Payments During Last
Name                                             Plan Name          Credited Service          Benefit              Fiscal Year
---------------------------------------------    ----------------   ----------------   --------------     --------------------

(a)                                              (b)                             (c)              (d)                      (e)
Glen M. Kassan
   Chief Executive Officer                       --                               --               --                       --

Robert K. Hynes
   Vice President and Chief Financial Officer                                 16.417         $352,673                        0
                                                 WHX Pension Plan
                                                 H&H SERP                     16.417          $93,852                        0

Daniel P. Murphy, Jr.                            WHX Pension Plan                4.0          $86,967                        0
   President of H&H                              H&H SERP
                                                                                 4.0          $65,805                        0

Ellen T. Harmon
   Vice President, General Counsel and
   Secretary                                     --                               --               --                       --

      The WHX Pension Plan, a defined benefit plan, provides benefits to certain current  and  former  employees  of the  Company  and  its  current  and  former subsidiaries, H&H and Wheeling-Pittsburgh Steel Corporation.

      In 2005, the WHX Pension Plan was amended to freeze  benefit  accruals for all hourly non-bargained and salaried H&H plan participants and to close the WHX
Pension Plan to future entrants.  The only  participants who continue to receive benefit  accruals  are  approximately  260 active  employees  who are covered by collective bargaining agreements.

      The WHX  Pension  Plan  provides  for  annual  benefits  following  normal retirement  at  various  normal  retirement  ages,  under a variety  of  benefit formulas  depending  on the  covered  group.  The  bargained  participants  earn benefits under a service multiplier  arrangement that varies based on collective bargaining agreements. For all other participants, the frozen benefits are based on either multiplier  arrangements for hourly-paid  participants or a percentage of final average earnings formula for salaried participants.

      The WHX  Pension  Plan  provides  benefits  to two of the named  executive officers,  Messrs. Hynes and Murphy. For purposes of H&H salaried  participants, such as Messrs.  Hynes and Murphy,  "compensation"  includes  base salary earned prior to December  31,  2005.  The WHX Pension  Plan does not include any amount payable as a bonus,  commission,  overtime premium, shift differential,  reward, prize or any type of  compensation  other than regular fixed salary or wage. The annual limit on  compensation  has been adjusted in accordance with Code Section
401(a)(17)(B)  which allowed for maximum  compensation  of $210,000 in plan year
2005,  earnings  in years  thereafter  are not  included in the  calculation  of benefits  under the WHX  Pension  Plan.  Prior to January 1, 2006,  certain  H&H executives,  including Messrs. Hynes and Murphy, earned benefits under the Handy
&  Harman  SERP.  The  SERP  restored   benefits  lost  due  to  the  401(a)(17)
compensation  limit and included  into the  definition of  compensation,  25% of annual Management Incentive Plan awards.

      The WHX Pension  Plan  provides  for early  retirement  under a variety of eligibility rules pertinent to each covered group. Early retirement benefits are the  retirement  income that would be applicable at normal  retirement,  reduced either  by a fixed  factor  per  month  or on an  actuarial  equivalence  basis, depending on the covered group.  Mr. Hynes is the only named  executive  officer meeting the requirements needed to take early retirement,  without reduction per the  applicable  schedule  of the WHX Pension  Plan.  The normal form of payment under the WHX Pension Plan also varies,  but is a straight life annuity for most
participants  and  a  ten-year   certain  and  life  annuity  for  others.   The
Wheeling-Pittsburgh  Steel  Corporation  bargained  participants earn a straight life  annuity  under a 414(k)  arrangement  and have  the  option  to take up to
$10,000 of their defined contribution plan assets as a lump sum.

      The  foregoing  table shows years of credited  service,  present  value of accumulated  benefit  payable by the Company,  and payments  made by the Company during the last  fiscal year for each named  executive  officer.  The  valuation method and material  assumptions  applied in  quantifying  the present  value of accumulated  benefit  are  set  forth  in Note 7 to the  Company's  Consolidated
Financial  Statements contained in its Form 10-K for the year ended December 31,
2006.

DIRECTOR COMPENSATION

      The following  table  summarizes  compensation  that our directors  earned during 2006 for services as members of our Board of Directors.

                                    Fees Earned or Paid in Cash      Total
Name                                ($)                              ($)
--------------------------------    ---------------------------      -----------
(a)                                 (b)                              (h)
Warren G. Lichtenstein              -                                -
Jack L. Howard                      -                                -
Glen M. Kassan                      -                                -
Louis Klein, Jr.                    30,800                           30,800
Daniel P. Murphy, Jr.               -                                -
Joshua E. Schechter                 -                                -
Garen W. Smith                      25,500                           25,500(1)
John J. Quicke                      -

(1)   In addition, Mr. Smith and his wife also receive medical benefits pursuant to an  agreement  entered  into as of June  19,  2002 by and  between  the
      Company, Unimast Incorporated ("Unimast") and Mr. Smith in connection with the sale by the Company of Unimast, its wholly-owned  subsidiary,  and the termination  of Mr.  Smith's  employment as President and Chief  Executive
      Officer of Unimast.

      Effective  January 10, 2007, our Board of Directors  adopted the following compensation schedule for non-affiliated directors:

      Annual Retainer for Directors:                                                               $25,000
      Board Meeting Fee:                                                                            $1,500
      Annual Retainer for Committee Chair (other than Audit Committee Chair):                       $5,000
      Committee Meeting Fee (other than for Audit Committee):                                       $1,000
      Special Committee Fee:                                                                       $10,000
      Annual Retainer for Audit Committee Members:                                                  $5,000
      Annual Retainer for Audit Committee Chair:                                                   $10,000

DEFERRED COMPENSATION AGREEMENTS

      Except as described with respect to the  employment  agreements of Messrs.
Hynes and Murphy or Ms. Harmon,  no plan or arrangement  exists which results in compensation  to a named  executive  officer  in  excess of  $100,000  upon such officer's future termination of employment or upon a change-of-control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No member of our Board's  Compensation  Committee has served as one of our officers or employees at any time.  None of our executive  officers  serves as a member of the compensation  committee of any other company that has an executive officer  serving as a member of our Board of  Directors.  None of our  executive officers  serves as a member of the board of directors of any other company that has an  executive  officer  serving  as a  member  of our  Board's  Compensation
Committee.

COMPENSATION COMMITTEE REPORT

      We  have  reviewed  and  discussed  with  management   certain   Executive
Compensation and Compensation  Discussion and Analysis provisions to be included in this  Annual  Report  on Form  10-K.  Based on the  reviews  and  discussions referred to above,  we recommend to the Board of  Directors  that the  Executive
Compensation and  Compensation  Discussion and Analysis  provisions  referred to above be included in the Company's Annual Report on Form 10-K.

SUBMITTED BY THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

                                                              Louis Klein, Jr.
                                                              Garen W. Smith

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      No securities have been issued or are authorized for issuance under equity compensation plans.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows the beneficial ownership of shares of our Common
Stock as of April 5, 2007, held by:

      o     Each person who beneficially owns 5% or more of the shares of Common
            Stock then outstanding;

      o     Each of our directors;

      o     Each of our named executive officers;

      o     All of our directors and executive officers as a group.

      The information in this table reflects  "beneficial  ownership" as defined in  Rule  13d-3  of  the  Exchange  Act.  In  computing  the  number  of  shares beneficially  owned by a person and the  percentage  ownership  of that  person, shares of Common Stock subject to options, if any, held by that person that were exercisable  on April 5, 2007 or would be  exercisable  within 60 days following
April  5,  2007  are  considered  outstanding.  Such  shares,  however,  are not considered  outstanding for the purpose of computing the percentage ownership of any  other  person.  To our  knowledge  and  unless  otherwise  indicated,  each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.  Percentage  ownership is based on 10,000,498 shares of Common Stock outstanding as of April 5, 2007. Unless otherwise listed in the table below, the address of each such beneficial owner is c/o WHX Corporation, 555 Theodore Fremd
Avenue, Rye, New York 10580.

                                                                                 Shares
                                                                                 Beneficially          Percentage
Name and Address of Beneficial Owner                                             Owned                 of Class
------------------------------------------------------------------------         ------------          ----------

Steel Partners II, L.P.  (1)............................................            5,029,793             50.3%
590 Madison Avenue
New York, New York 10022

Praesidium Investment Management Company, LLC (2).......................              726,541              7.27%
747 Third Avenue
New York, New York 10017

Wynnefield Capital Management, LLC (3)..................................              647,595              6.50%
450 Seventh Avenue, Suite 509
New York, NY 10123

GAMCO Investors, Inc. (4)...............................................              620,270              6.20%
One Corporate Center
Rye, New York 10580-1435

Warren G. Lichtenstein (1)..............................................            5,029,793              50.3%

Ellen T. Harmon.........................................................                    0                 0

Jack L.  Howard.........................................................                    0                 0

Robert K.  Hynes........................................................                    0                 0

Glen M.  Kassan.........................................................                    0                 0

Louis Klein, Jr.........................................................                2,000                 *

James F. McCabe, Jr.....................................................                    0                 0

Daniel P. Murphy, Jr....................................................                    0                 0

John J. Quicke..........................................................                    0                 0

Joshua E. Schechter.....................................................                    0                 0

Garen W.  Smith (5).....................................................                  285                 *

All Directors and Executive Officers as a Group
(11 persons)............................................................            5,032,078              50.3%

----------
* less than 1%

(1)   Based upon  Amendment  No. 2 to Schedule 13D it filed on October 31, 2005,
      Steel  Partners II  beneficially  owns  5,029,793  shares of Common Stock.
      Partners  L.L.C.,  as the  general  partner of Steel  Partners  II, may be deemed to  beneficially  own the  shares of  Common  Stock  owned by Steel
      Partners II. Mr. Lichtenstein,  as the sole executive officer and managing member of Partners L.L.C., may be deemed to beneficially own the shares of
      Common Stock owned by Steel Partners II. Mr.  Lichtenstein has sole voting and dispositive power with respect to the 5,029,793 shares of Common Stock owned by Steel  Partners II by virtue of his authority to vote and dispose of such shares. Mr.  Lichtenstein  disclaims  beneficial  ownership of the shares of Common Stock owned by Steel  Partners II except to the extent of his pecuniary interest therein.

(2)   Based  on a  Schedule  13G it  filed  on  November  15,  2005,  Praesidium
      Investment  Management  Company,  LLC beneficially  owns 726,541 shares of
      Common Stock.

(3)   Based on a Schedule 13G it filed on February  15, 2007, a group  including
      Wynnefield  Capital  Management,  LLC beneficially  owns 647,595 shares of
      Common Stock.

(4)   Based on a Schedule 13D/A it filed on November 3, 2006,  GAMCO  Investors,
      Inc. beneficially owns 620,270 shares of Common Stock.

(5)   Includes  138  shares of Common  Stock  issuable  upon his  exercise  of a warrant within 60 days hereof.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Warren G. Lichtenstein,  Chairman of the Board of the Company, is also the sole executive  officer and managing member of Partners LLC, the general partner of Steel Partners II. Mr.  Lichtenstein  is also the President,  Chief Executive
Officer and a Director of SPL, a management  and advisory  company that provides management  services to Steel Partners II and its affiliates.  Steel Partners II owns 5,029,793 shares of the Company's Common Stock. In addition, Glen M. Kassan
(Director and Chief Executive Officer of WHX), John J. Quicke (Director and Vice
President of WHX), Jack L. Howard (Director) and Joshua E. Schechter  (Director)
are employees of SPL, an affiliate of Steel Partners II.

      To our knowledge,  there are no transactions involving the Company and any related  person,  as that term is used in  applicable  SEC  regulations,  in the fiscal year ended  December  31, 2006 which are required to be disclosed in this
Annual  Report on Form 10-K which are not  disclosed.  Our Board of Directors is charged with monitoring and reviewing  issues involving  potential  conflicts of interest, and reviewing and approving all related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Audit Committee's policy is to pre-approve services to be performed by the  Company's  independent  public  accountants  in  the  categories  of  audit services, audit-related services, tax services and other services. Additionally, the Audit  Committee will consider on a case-by-case  basis and, if appropriate, approve  specific  engagements  that are not otherwise  pre-approved.  The Audit
Committee has approved all fees and advised us that it has  determined  that the non-audit  services  rendered  by PwC during  our most  recent  fiscal  year are compatible with maintaining the independence of such auditors.

AUDIT FEES

      The aggregate fees billed by PwC for  professional  services  rendered for the audit of our annual  financial  statements set forth in our Annual Report on
Form 10-K for the fiscal year ended December 31, 2005 and for the reviews of the interim financial  statements included in our Quarterly Reports on Form 10-Q for that  fiscal  year  were  $2,126,888.  The  aggregate  fees  billed  by  GT  for professional  services rendered for the audit of our annual financial statements set forth in our Annual  Report on Form 10-K for the fiscal year ended  December
31, 2006 and for the reviews of the interim financial statements included in our
Quarterly Reports on Form 10-Q for that fiscal year were $1,680,144.

AUDIT-RELATED FEES

      There were no fees billed by PwC or GT for audit-related  services for the fiscal years ended December 31, 2006 and December 31, 2005.

TAX FEES

      The  aggregate  fees  billed by PwC for tax  services  for the fiscal year ended  December 31, 2005 were  $18,442.  For the fiscal year ended  December 31,
2005,  these fees related to tax  compliance,  preparation  of tax returns,  tax planning and tax assistance for international  service employees.  There were no fees billed by GT for tax services for the year ended December 31, 2006.

ALL OTHER FEES

      The aggregate fees billed by PwC for bankruptcy  case  administration  for the fiscal year ended December 31, 2005 were $237,851.

      There were no fees for other  professional  services  rendered  during the fiscal year ended December 31, 2006.

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
                    (incorporated  by reference to Exhibit 4.2 to the  Company's
                    Form 10-Q filed November 15, 2004).

          4.4       Amendment No. 3 to Loan and Security  Agreement by and among
                    Handy &  Harman,  certain  of its  affiliates  and  Congress
                    Financial  Corporation,  dated  as  of  December  29,  2004)
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
                    as of May 20,  2005)  (incorporated  by reference to Exhibit
                    4.5 to the Company's Form 10-K filed December 27, 2006).

          4.6       Amendment No. 5 to Loan and Security  Agreement by and among
                    Handy & Harman, certain of its affiliates and Wachovia Bank,
                    National   Association,   a  national  banking  association,
                    successor by merger to Congress Financial Corporation, dated as of  September  8, 2005)  (incorporated  by  reference  to
                    Exhibit 4.6 to the  Company's  Form 10-K filed  December 27,
                    2006).

          4.7       Amendment No. 6 and Waiver to Loan and Security Agreement by
                    and among  Handy & Harman,  certain  of its  affiliates  and
                    Wachovia  Bank,  National  Association,  a national  banking association,  successor  by  merger  to  Congress  Financial
                    Corporation, dated as of December 29, 2005) (incorporated by reference  to Exhibit 4.7 to the  Company's  Form 10-K filed
                    December 27, 2006).

          4.8       Consent and Amendment  No. 7 to Loan and Security  Agreement
                    by and among Handy & Harman,  certain of its  affiliates and
                    Wachovia  Bank,  National  Association,  a national  banking association,  successor  by  merger  to  Congress  Financial
                    Corporation,  dated as of January 24, 2006) (incorporated by
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
                    as of March 31, 2006  (incorporated  by reference to Exhibit
                    4.1 to the Company's Form 8-K filed April 6, 2006).

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

          4.14      Amendment  No. 13 to the Loan and Security  Agreement by and
                    among  Handy & Harman  and its  subsidiaries,  and  Wachovia
                    Bank, National  Association,  as agent, dated March 29, 2007
                    (incorporated  by reference to Exhibit 99.1 to the Company's
                    Form 8-K filed March 30, 2007).

          4.15      Certificate of  Designations,  Preferences  and Other Rights
                    and  Qualifications  of Series A  Preferred  Stock of WHX CS
                    Corp.  (incorporated  by  reference  to  Exhibit  4.1 to the
                    Company's Form 8-K filed November 1, 2005).

          4.16      Loan and  Security  Agreement  by and among  Handy & Harman, certain of its  affiliates  and Ableco  Finance  LLC,  dated
                    March 31, 2004  (incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed April 14, 2004).

          4.17      Loan and Security  Agreement  Amendment by and among Handy &
                    Harman,   certain   of  its   affiliates   and   Canpartners
                    Investments   IV,   LLC,   dated  as  of  October  29,  2004
                    (incorporated  by reference to Exhibit 4.3 to the  Company's
                    Form 10-Q filed November 15, 2004).

          4.18      Amendment No. 2 to Loan and Security  Agreement by and among
                    Handy & Harman,  certain of its affiliates  and  Canpartners
                    Investments IV, LLC, dated as of December 29, 2004.

          4.19      Amendment No. 3 and Waiver to Loan and Security Agreement by
                    and among  Handy & Harman,  certain  of its  affiliates  and
                    Steel  Partners  II,  L.P.,  successor  by  assignment  from
                    Canpartners  Investments  IV, LLC,  dated as of December 29,
                    2005.

          4.20      Consent and Amendment  No. 4 to Loan and Security  Agreement
                    by and among Handy & Harman,  certain of its  affiliates and
                    Steel  Partners  II,  L.P.,  successor  by  assignment  from
                    Canpartners  Investments  IV,  LLC,  dated as of January 24,
                    2006.

          4.21      Amendment No. 5 to Loan and Security  Agreement by and among
                    Handy & Harman, certain of its affiliates and Steel Partners
                    II,  L.P.,   successor  by   assignment   from   Canpartners
                    Investments   IV,   LLC,   dated  as  of  March   31,   2006
                    (incorporated  by reference to Exhibit 4.2 to the  Company's
                    Form 8-K filed April 6, 2006).

          4.22      Amendment  No. 6 to the Loan and  Security  Agreement by and
                    among Handy & Harman,  certain of its  affiliates  and Steel
                    Partners II, L.P.,  successor by assignment from Canpartners
                    Investments IV, LLC, dated as of July 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed
                    July 24, 2006).

          4.23      Amendment  No. 7 to the Loan and  Security  Agreement by and
                    among Handy & Harman,  certain of its  affiliates  and Steel
                    Partners II, L.P.,  successor by assignment from Canpartners
                    Investments   IV,   LLC,   dated  as  of  October  30,  2006
                    (incorporated  by reference to Exhibit 99.2 to the Company's
                    Form 8-K filed November 3, 2006).

          4.24      Amendment  No. 8 to the Loan and  Security  Agreement by and
                    among  Handy  &  Harman  and  its  subsidiaries,  and  Steel
                    Partners II, L.P, dated December 28, 2006  (incorporated  by reference to Exhibit  99.1.5 to the Company's Form 8-K filed
                    January 4, 2007).

          4.25      Amendment  No. 9 to the Loan and  Security  Agreement by and
                    among  Handy  &  Harman  and  its  subsidiaries,  and  Steel
                    Partners,  II, L.P. dated December 28, 2006 (incorporated by reference to Exhibit  99.1.6 to the Company's Form 8-K filed
                    January 4, 2007).

          4.26      Amendment  No. 10 to the Loan and Security  Agreement by and
                    among  Handy  &  Harman  and  its  subsidiaries,  and  Steel
                    Partners,  II, L.P.  dated March 29, 2007  (incorporated  by reference  to Exhibit 99.2 to the  Company's  Form 8-K filed
                    March 30, 2007).

          4.27      Loan and  Security  Agreement  by and  among BZ  Acquisition
                    Corp.,  Bairnco  Corporation  and Steel  Partners  II, L.P.,
                    dated April 17, 2007  (incorporated  by reference to Exhibit
                    99.3 to the Company's Form 8-K filed April 12, 2007).

          4.28      Subordinated   Loan  and  Security   Agreement  between  WHX
                    Corporation  and Steel  Partners II,  L.P.,  dated April 17,
                    2007  (incorporated  by  reference  to  Exhibit  99.4 to the
                    Company's Form 8-K filed April 12, 2007).

          *4.29     Revolving  Credit Facility entered into by and among Bairnco
                    Corporation, Arlon, Inc., Kasco Corporation,  Bertram & Graf
                    Gmbh,  Atlantic Service Co. Ltd.,  Atlantic Service Co. (UK)
                    Ltd. and Eurokasco S.A., as borrowers, and certain financial institutions,  as  lenders  and Bank of  America,  N.A.,  as agent, dated November 9, 2006.

          *4.30     Amendment No. 1 to Revolving Credit Facility entered into by and between Bairnco  Corporation and Bank of America,  N.A., dated March 23, 2007.

          *4.31     Amendment No. 2 to Revolving Credit Facility entered into by and between Bairnco  Corporation and Bank of America,  N.A., dated April 24, 2007

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

          10.4      Warrant  Agreement by and between the Company and  Equiserve
                    Trust   Company,   N.A.,   dated  as  of  July   29,   2005)
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
                    Harmon,  dated as of  February  6,  2006)  (incorporated  by
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
                    Corporation,  Wheeling-Pittsburgh  Steel Corporation and the
                    United Steel  Workers of America,  AFL-CIO-CLC,  dated as of
                    July 31, 2003)  (incorporated  by reference to Exhibit 10.10 to the Company's Form 10-K filed December 27, 2006).

          10.11     2006 Bonus Plan of the Company)  (incorporated  by reference to Exhibit 10.11 to the Company's  Form 10-K filed  December
                    27, 2006).

          10.12     Settlement  Agreement by and among WHX Corporation,  Handy &
                    Harman,  and  Pension  Benefit  Guaranty  Corporation  dated
                    December  28, 2006  (incorporated  by  reference  to Exhibit
                    99.1.2 to the Company's Form 8-K filed January 4, 2007

          10.13     Asset  Purchase  Agreement by and among  Illinois Tool Works
                    Inc., ITW Canada,  OMG Roofing,  Inc., and OMG, Inc.,  dated
                    December  28, 2006 )  (incorporated  by reference to Exhibit
                    10.12 to the Company's Form 10-K filed March 9, 2007).

          *10.14    Employment  Agreement by and among WHX Corporation,  Handy &
                    Harman, and James McCabe dated as of February 1, 2007.

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

      (b) Financial Statements and Schedules:

            1. Audited  Financial  Statements of WHX Corporation  (Parent Only).
               See pages F-1 to F-9

            2. Schedule II - Valuation and Qualifying Accounts and Reserves. See
               page F-10.

* - filed herewith.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 2007.

                                                WHX CORPORATION

                                                By:    /s/ Glen M. Kassan
                                                       -------------------------
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

By: /s/ Warren G. Lichtenstein                                    May 18, 2007
    ---------------------------------------------                 Date
    Warren G. Lichtenstein, Chairman of the Board

By: /s/ Glen M. Kassan                                            May 18, 2007
    ---------------------------------------------                 Date
    Glen M. Kassan, Director and Chief Executive
    Officer (Principal Executive Officer)

By: /s/ Robert K. Hynes                                           May 18, 2007
    ---------------------------------------------                 Date
    Robert K. Hynes, Chief Financial Officer
    (Principal Accounting Officer)

By: /s/ Joshua E. Schechter                                       May 18, 2007
    ---------------------------------------------                 Date
    Joshua E. Schechter, Director

By: /s/ John J. Quicke                                            May 18, 2007
    ---------------------------------------------                 Date
    John J. Quicke, Director

By: /s/ Louis Klein, Jr.                                          May 18, 2007
    ---------------------------------------------                 Date
    Louis Klein, Jr., Director

By: /s/ Jack L. Howard                                            May 18, 2007
    ---------------------------------------------                 Date
    Jack L. Howard, Director

By: /s/ Daniel P. Murphy, Jr.                                     May 18, 2007
    ---------------------------------------------                 Date
    Daniel P. Murphy, Jr., Director

By: /s/ Garen W. Smith                                            May 18, 2007
    ---------------------------------------------                 Date
    Garen W. Smith, Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
WHX Corporation

We  have  audited  in  accordance  with  the  standards  of the  Public  Company
Accounting Oversight Board (United States) the consolidated financial statements of WHX Corporation and  Subsidiaries,  as of and for the year ended December 31,
2006,  referred to in our report dated May 14, 2007, which is included in Item 8 of this Form 10-K. Our report on the consolidated  financial statements includes an explanatory paragraph, which discusses the change in the method of accounting for the Company's  pension and post retirement  obligations in 2006 as discussed in Note 7 to the consolidated financial statements.  Our audit was conducted for the purpose of forming an opinion on the basic financial  statements  taken as a whole. The schedules listed in Item 15(b)(1) and Item 15(b)(2) are presented for purposes  of  additional  analysis  and are  not a  required  part of the  basic financial statements. These schedules, as of and for the year ended December 31,
2006, have been subjected to the auditing procedures applied in the audit of the basic  financial  statements  and,  in our  opinion,  are  fairly  stated in all material  respects  in  relation to the basic  financial  statements  taken as a whole.

/s/ Grant Thornton LLP

Grant Thornton LLP
New York, New York
May 14, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and
Stockholders of WHX Corporation:

      Our audits of the  consolidated  financial  statements  as of December 31,
2005 and for each of the two years in the period  ended  December  31, 2005 (the
"2005  consolidated  financial  statements")  referred  to in our  report  dated
December 14, 2006  appearing in the 2006 Annual  Report to  Shareholders  of WHX
Corporation (which report and consolidated  financial statements are included in
Item 8 of this Form  10-K) also  included  an audit of the  financial  statement schedules as of December 31, 2005 and for the two-year  period ended on December
31,  2005  listed in Item 15(b) (1) and Item 15(b) (2) (the "2005  Schedules")of
this Form 10-K.  In our  opinion,  the 2005  Schedules  present  fairly,  in all material  respects,  the  information set forth therein when read in conjunction with the related consolidated financial statements.

      As  discussed in Note 1 to the WHX  Corporation  (Parent  Only)  financial statements  as of December 31, 2005  included in the annual  report on Form 10-K for the year ended December 31, 2005 (the "2005 WHX Financial Statements"),  the
2003  consolidated  financial  statements and the 2003 WHX financial  statements have been restated.

      The accompanying WHX financial  statements as of December 31, 2005 and for each of the two years in the period ended  December 31, 2005 have been  prepared assuming that WHX Corporation  ("WHX") will continue as a going concern. As more fully  described in Note 1 to the 2005 WHX Financial  Statements,  WHX had their plan of reorganization (the "Plan") approved by the bankruptcy court and emerged from  bankruptcy  effective July 29, 2005. The Plan resulted in the discharge of all  pre-bankruptcy  claims against WHX, except for its liability to its pension plan,  and  substantially  altered the rights and  interests of equity  security holders.  WHX is a holding  company  with no bank  facility of its own and since emerging from bankruptcy has not had access to dividends from its only operating subsidiary,  Handy & Harman  ("H&H").  Additionally,  H&H's credit  facility was scheduled  to  mature  on March 31,  2007 and H&H has also  experienced  certain liquidity  issues,  as more fully  described in Note 1 to the 2005 WHX Financial
Statements.  WHX has as its principal  source of cash certain  limited  discrete transactions and has significant cash requirements  including the funding of the
WHX Pension Plan and certain other administrative  costs. If WHX does not obtain additional  liquidity,  it is likely that WHX will not have  sufficient  cash to continue to operate  through 2007 and pay its  liabilities as they become due in the normal course of business.  These conditions raise  substantial  doubt about the ability of WHX to continue as a going concern.  Management's plans in regard to  these  matters  are  also  described  in Note 1 to the  2005  WHX  Financial
Statements.  The 2005 WHX Financial Statements do not include any adjustments to reflect the possible future effects on the  recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
December 14, 2006

WHX CORPORATION (PARENT ONLY)
STATEMENTS OF OPERATIONS

                                                             Year ended December 31,
                                                   ---------------------------------------
                                                      2006           2005           2004
                                                   ---------      ---------      ---------
                                                                (in thousands)
EXPENSES (CREDITS):
Pension credit                                     $  (4,785)     $  (2,101)     $  (3,957)
Administrative and general expenses                    3,813         10,734         10,198
                                                   ---------      ---------      ---------
       Subtotal - expenses (credits)                    (972)         8,633          6,241
                                                   ---------      ---------      ---------

Interest expense                                          --          2,008         10,775
Interest income                                       (1,004)        (3,084)        (2,264)
Chapter 11 and related reorganization expenses            --          9,454             --
Equity in after-tax losses of subsidiaries           (20,126)       (17,876)      (131,632)
Other income - net                                        --            230          5,940
                                                   ---------      ---------      ---------
LOSS BEFORE TAXES                                    (18,150)       (34,657)      (140,444)
Tax provision (benefit)                                   --             --             --
                                                   ---------      ---------      ---------
Net loss                                             (18,150)       (34,657)      (140,444)
Add: Extinguishment of preferred stock                    --        257,782             --
Less: Dividend requirement for preferred stock            --          3,561         19,424
                                                   ---------      ---------      ---------
Net income (loss) applicable to common stock       $ (18,150)     $ 219,564      $(159,868)
                                                   =========      =========      =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
BALANCE SHEETS

                                                                      December 31,
                                                               ------------------------
                                                                  2006           2005
                                                               ---------      ---------
                           ASSETS                                    (in thousands)

Current assets:
Cash and cash equivalents                                      $     102      $       6
Other current assets                                                 238            284
                                                               ---------      ---------
    Total current assets                                             340            290

Investment in and advances to subsidiaries - net                  (8,995)       (22,122)
Intangible pension asset                                              --            586
Subordinated Note - Handy & Harman                                    --         52,374
Deferred charges and other assets                                     --             27
                                                               ---------      ---------
                                                               $  (8,655)     $  31,155
                                                               =========      =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                               $   1,043      $     629
Accrued expenses                                                     620          4,413
                                                               ---------      ---------
    Total current liabilities                                      1,663          5,042

Accrued pension liability                                         53,445         16,216
Additional minimum pension liability                                  --         65,601
                                                               ---------      ---------
                                                                  55,108         86,859
                                                               ---------      ---------
Commitments and contingencies

Stockholders' (Deficit) Equity:
Preferred stock - $.10 par value; authorized 5,000 shares;
  issued and outstanding -0- shares, as of
  December 31, 2006 and 2005                                          --             --
Common stock - $.01 par value; authorized 40,000 shares;
  issued and outstanding: 10,000 shares, as of
  December 31, 2006 and 2005                                         100            100
Accumulated other comprehensive loss                             (47,335)       (57,426)
Additional paid-in capital                                       394,308        394,308
Warrants                                                           1,287          1,287
Accumulated deficit                                             (412,123)      (393,973)
                                                               ---------      ---------
                                                                 (63,763)       (55,704)
                                                               ---------      ---------
                                                               $  (8,655)     $  31,155
                                                               =========      =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
STATEMENTS OF CASH FLOWS

                                                                   Year ended December 31,
                                                           ---------------------------------------
                                                              2006           2005           2004
                                                           ---------      ---------      ---------
                                                                       (in thousands)

Cash Flows From Operating Activities

Net loss                                                   $ (18,150)     $ (34,657)     $(140,444)
Non cash income and expenses
          Amortization of deferred financing fees                 27            192            992
          Gain on WPSC note recovery                              --             --         (5,596)
          Equity in loss of subsidiaries                      20,126         17,876        131,632
          Interest accrued                                    (1,004)        (3,084)        (2,263)
Decrease/(increase) in working capital elements
          Receivables - including affiliated companies        11,125         15,770         57,301
          Other current                                      (21,207)         3,441         (6,194)
Other items (net)                                                179             10          2,571
                                                           ---------      ---------      ---------

Net cash (used in) provided by operating activities           (8,904)          (452)        37,999
                                                           ---------      ---------      ---------

Cash Flows from Investing Activities
          Handy & Harman - Subordinated Note                   9,000             --        (43,449)
          Proceeds from sale of WPSC note                         --             --          5,596
                                                           ---------      ---------      ---------

Net cash provided by (used in) investing activities            9,000             --        (37,853)

Net cash provided by (used in) financing activities               --             --             --
                                                           ---------      ---------      ---------

Increase/(decrease) in cash and cash equivalents                  96           (452)           146

Cash and cash equivalents at beginning of period                   6            458            312
                                                           ---------      ---------      ---------

Cash and cash equivalents at end of period                 $     102      $       6      $     458
                                                           =========      =========      =========

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND

      BASIS OF PRESENTATION:

      The WHX Corporation (Parent Only) ("WHX") financial statements include the accounts of all  subsidiary  companies  accounted for under the equity method of accounting.  Certain information and footnote  disclosures  normally included in financial  statements  prepared in accordance with generally accepted accounting principles  ("GAAP")  have been  condensed  or  omitted.  These WHX parent  only financial  statements  are prepared on the same basis of  accounting  as the WHX
consolidated  financial  statements,   except  that  the  WHX  subsidiaries  are
accounted for under the equity method of accounting.  For a complete description of the  accounting  policies and other required GAAP  disclosures,  refer to the
Company's audited consolidated  financial statements for the year ended December
31,  2006  contained  in Item 8 of this Form 10-K (the  "consolidated  financial statements").

      WHX is a holding  company that has been structured to invest in and manage a group of businesses. Its primary subsidiary company is Handy & Harman ("H&H"), a diversified  manufacturing  company whose  strategic  business units encompass
three  segments:   precious  metals,  tubing,  and  engineered  materials.   WHX
Corporation,  together with all of its  subsidiaries,  are referred to herein as
"the Company." In April 2007, WHX acquired Bairnco Corporation ("Bairnco").  See
Note 6 - Subsequent Event.

      MANAGEMENT'S PLANS AND LIQUIDITY:

      WHX incurred net losses of $18.2 million, $34.7 million and $140.4 million for the years  ended  December  31,  2006,  2005 and 2004,  respectively  and an accumulated deficit of $412.1 million as of December 31, 2006.

      In March 2005, WHX filed for bankruptcy protection under Chapter 11 of the
United States Bankruptcy Code. Following WHX's emergence from bankruptcy in July
2005, it continued to experience  liquidity issues. WHX is a holding company and
has  as  its  sole  source  of  cash  flow   distributions  from  its  operating
subsidiaries, H&H and Bairnco (see Note 6 - Subsequent Event), or other discrete transactions.  H&H's bank credit  facilities  and term loan  effectively  do not permit it to transfer  any cash or other assets to WHX,  (with the  exception of unsecured loans to be used to make required  contributions  to the pension plan, and for other uses of an unsecured loan in the aggregate principal amount not to exceed  $3.5  million  under  certain  conditions),  and are  collateralized  by substantially all of H&H's assets. Bairnco's revolving credit facility with Bank of  America,  N.A.  permits  distributions  by  Bairnco  to  WHX  under  certain conditions,  as described in Note 6. WHX has no bank credit facility of its own.
WHX's ongoing  operating cash flow  requirements  consist of funding the minimum requirements of the WHX Pension Plan and paying other administrative costs.

      Since  emerging from  bankruptcy,  due to covenant  restrictions  in H&H's credit  facilities,  there have been no dividends  from H&H to WHX, and the sole sources of cash flow for WHX have consisted of:

            o     the  issuance of $5.1  million in  preferred  stock by a newly created  subsidiary (WHX CS Corp.) in October 2005,  which was
                  invested   in  the   equity  of  a  public   company   (Cosine
                  Communications, Inc.), and

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
2008).

      In  connection  with the  closing of the  Bairnco  Offer and the Merger on
April 24, 2007 (see Note 6), Bairnco  became a  wholly-owned  subsidiary of WHX.
Initial financing was provided by Steel through two facilities,  as discussed in
Note 6, in the approximate aggregate amount of $101.5 million. In addition,  the
Bairnco  Revolving  Credit  Facility  was  amended to permit the  closing of the
Merger and related financing  transactions.  The availability  under the Bairnco
Revolving Credit Facility on March 31, 2007 was approximately $12.0 million. The
Bairnco Revolving Credit Facility permits  distributions by Bairnco to WHX under certain conditions, as described in Note 6.

      Additional  information  regarding  liquidity  issues  at WHX  and H&H are described in Note 1A to the consolidated financial statements.

      The following paragraphs describe  management's plans and liquidity of the
Company  which  includes  WHX, H&H and its other  subsidiaries.  However,  WHX's access to cash flow from H&H is limited by H&H's March 29, 2007 amendment to the loan and security agreement to i) an unsecured loan for required payments to the pension plan, under certain conditions, and ii) an unsecured loan for other uses in the  aggregate  principal  amount not to exceed $3.5  million  under  certain
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

      As  more  fully  described  in  the  specific  notes  to  these  financial statements,  the Company has taken the following  actions which it believes will improve liquidity and help provide for adequate  liquidity to fund the Company's capital needs for the next twelve months.

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

      In view of the matters described in the preceding  paragraphs,  management believes  that the  Company  and WHX have the  ability to meet  their  financing requirements  on a  continuing  basis.  However,  if the  Company's  fiscal 2007 planned  cash  flow  projections  are not met,  management  could  consider  the reduction of certain  discretionary  expenses and sale of certain assets. In the event that these plans are not  sufficient and the Company's  credit  facilities are not available, the Company's and WHX's ability to operate could be adversely affected.

NOTE 2 - INVESTMENT IN AND ADVANCES TO SUBSIDIARIES - NET

The following table details the investments in associated  companies,  accounted for under the equity method of accounting:

                                                               December 31
                                                           2006          2005
                                                         --------      --------
                                                             (in thousands)

Investment in:

Handy & Harman                                           $ (8,436)     $(23,723)
WHX Aviation                                                   (5)           (5)
WHX CS                                                     (1,166)          (16)
Wheeling-Pittsburgh Capital Corporation                       615         1,625
WHX Metals                                                     (3)           (3)
                                                         --------      --------

Investment in and advances to subsidiaries - net         $ (8,995)     $(22,122)
                                                         ========      ========

      In 2004,  WHX loaned  $43.5  million to H&H (the  "Subordinated  Note") to repay, in part, its then-existing credit facilities.  Such loan was subordinated to the new  financing  agreements.  On  March  31,  2006,  H&H  entered  into an amendment to one of the term loans which,  among other things,  provided for the payment  of $9.0  million  from  H&H  towards  the  outstanding  balance  of the
Subordinated Note. Subsequent to this transaction,  the remaining balance of the
Subordinated Note was converted to equity.

NOTE 3 -  OTHER INCOME

                                                      Year Ended December 31,
                                                   2006        2005        2004
                                                  ------      ------      ------
                                                         (in thousands)

Interest and investment income - net              $   --      $   --      $  310
Gain on WPSC Note Recovery                            --          --       5,596
Other, net                                            --         230          34
                                                  ------      ------      ------
                                                  $   --      $  230      $5,940
                                                  ======      ======      ======

      In 2002, WHX agreed to provide additional funds to the WPC Group (a former subsidiary) amounting to $20.0 million. On August 1, 2003, WHX contributed $20.0 million in cash to WPSC,  a  subsidiary  of WPC,  and  received a $10.0  million subordinated note from WPSC. This note was fully reserved in 2003. In July 2004,
WHX  realized  $5.6  million  upon the sale of the  note to a third  party  and, accordingly,  the reserve was  reversed  and $5.6  million was recorded in other income in 2004.

NOTE 4 - EQUITY IN EARNINGS (LOSS) OF SUBSIDIARIES

                                                     Year ended December 31,
                                               2006           2005           2004
                                            ---------      ---------      ---------
                                                        (in thousands)

Handy & Harman                              $ (19,016)     $ (18,095)     $(134,727)
WHX Aviation                                       --              9          1,256
WHX CS                                         (1,150)           (16)            --
Wheeling-Pittsburgh Capital Corporation            40            226          1,839
WHX Metals                                         --             --             --
                                            ---------      ---------      ---------
                                            $ (20,126)     $ (17,876)     $(131,632)
                                            =========      =========      =========

NOTE 5 - RELATED PARTY TRANSACTIONS

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

NOTE 6 - SUBSEQUENT EVENT

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

      On November  9, 2006,  Bairnco  entered  into a five year,  $42.0  million
Senior Secured Credit Facility with Bank of America.  The $42.0 million facility is apportioned as follows: a five-year $15.0 million term loan and up to a $27.0 million  revolving  credit  facility,  including a $13.0  million  sub-limit for letters of credit and a $3.0 million  sub-limit for foreign  currency loans. The
Bairnco  Revolving  Credit Facility is secured by a first lien on  substantially
all  of  the  domestic  assets  of  Bairnco,   the  capital  stock  of  domestic
subsidiaries and 65% of the capital stock of foreign  subsidiaries.  The Bairnco
Revolving  Credit Facility  matures on November 8, 2011. This Bairnco  Revolving
Credit Facility was amended on March 23, 2007 to permit the change of control in connection  with the closing of the Offer,  among other things,  and was further amended on April 24, 2007 to amend certain covenants and to permit the financing under the Loan Agreements, among other things.

      The term loan under the Bairnco  Revolving  Credit  Facility has scheduled principal  payments  of $1.1  million  in 2007,  2008,  2009 and 2010,  and $1.0 million in 2011,  with the balance due at maturity.  Interest  rates vary on the term  loan  and are set  from  time to time in  relationship  to one of  several reference  rates,  as selected by Bairnco.  Interest rates vary on the revolving credit  notes and are set at the time of  borrowing  in  relationship  to one of several reference rates as selected by Bairnco.  A commitment fee is paid on the unused  portion of the total credit  facility.  The amount Bairnco can borrow at any given time is based upon a formula  that takes  into  account,  among  other things,  eligible  inventory  and  accounts  receivable,  which  can  result  in borrowing  availability  of less than the full amount of the  Bairnco  Revolving
Credit  Facility.  The Bairnco  Revolving  Credit  Facility  contains  customary representations,  warranties,  covenants  (including  a  covenant  that  permits
Bairnco to make  distributions  to WHX provided that  specified  conditions  are met), events of default and  indemnification  provisions.  The Bairnco Revolving
Credit  Facility also contains a financial  covenant which  requires  Bairnco to meet a minimum fixed charge  coverage  ratio,  including upon the payment of any distribution from Bairnco to WHX.

      In addition,  Bairnco has a China  foreign  loan  facility  that  reflects borrowing by its Chinese  facilities through Bank of America,  Shanghai,  China, which is secured by four U.S. dollar denominated letters of credit totaling $5.2 million issued under the Secured Credit Facility.

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

                                 WHX Corporation
           Schedule II -Valuation and Qualifying Accounts and Reserves

                                                              Balance at        Charged to         Additions/        Balance at
                                                              Beginning          Costs and        (Deductions)         End of
Description                                                   of Period          Expenses           Describe          of Period
-----------------------------------------------------------------------        -----------      -----------         -----------

YEAR ENDED DECEMBER 31, 2006

Valuation allowance on state and local NOL's                      4,120              1,078               --               5,198
Valuation allowance on federal NOL's                             42,105             17,800           (3,194) (3)         56,711
Valuation allowance on other net deferred tax assets             52,435            (13,667)          (4,004) (2)         34,764
                                                            -----------        -----------      -----------         -----------
                                                                 98,660              5,211           (7,198)             96,673
                                                            -----------        -----------      -----------         -----------
Allowance for Doubtful Accounts                                   1,087                653             (650)              1,090
                                                            -----------        -----------      -----------         -----------
Total                                                            99,747              5,864           (7,848)             97,763
                                                            -----------        -----------      -----------         -----------

YEAR ENDED DECEMBER 31, 2005

Valuation allowance on state and local NOL's                         --                 --            4,120               4,120
Valuation allowance on federal NOL's                             40,594             12,360          (10,849) (1)         42,105
Valuation allowance on other net deferred tax assets             39,169               (216)          13,482  (2)         52,435
                                                            -----------        -----------      -----------         -----------
                                                                 79,763             12,144            6,753              98,660
                                                            -----------        -----------      -----------         -----------
Allowance for Doubtful Accounts                                   1,238                467             (618)              1,087
                                                            -----------        -----------      -----------         -----------
Total                                                            81,001             12,611            6,135              99,747
                                                            -----------        -----------      -----------         -----------

YEAR ENDED DECEMBER 31, 2004

Valuation allowance on foreign NOL's                              5,810                 --           (5,810) (3)             --
Valuation allowance on federal NOL's                             31,694              8,900               --              40,594
Valuation allowance on other net deferred tax assets             16,689             15,100            7,380  (2)         39,169
                                                            -----------        -----------      -----------         -----------
                                                                 54,193             24,000            1,570              79,763
                                                            -----------        -----------      -----------         -----------
Allowance for Doubtful Accounts                                   1,003                249              (14)              1,238
                                                            -----------        -----------      -----------         -----------
Total                                                            55,196             24,249            1,556              81,001
                                                            -----------        -----------      -----------         -----------

(1)   Reduction  of NOLs (and related  valuation  allowance)  due to  bankruptcy reorganization on July 29, 2005.
(2)   Increase  (decrease) in valuation  allowance relates to deferred tax asset for miniumum pension liabilities  recorded in other  comprehensive  income and recognition of deferred tax assets for state and local taxes.
(3)   Reduction of NOLs (and related  valuation  allowance) due to expiration of carryforward period.
(4)   Increase  relates to recognition of deferred tax asset for state and local
      NOL's.

