Form 10-Q
period 2007-03-31
WHX CORP
filed 2007-06-21
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

   For the quarterly period ended                  March 31, 2007
                                  ----------------------------------------------

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

   For the transition period from                          to
                                 --------------------------  ------------------

      COMMISSION FILE NUMBER 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                              13-3768097
                 --------                              ----------
         (State of Incorporation)                     (IRS Employer
                                                   Identification No.)

         555 Theodore Fremd Avenue
               Rye, New York                              10580
               -------------                              -----
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
accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer     Accelerated filer     Non-accelerated filer X
                             ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes          No  X
                                     ---         ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X       No
                          ---         ---

The number of shares of Common Stock issued and outstanding as of May 31, 2007 was 10,000,498.

PART I. ITEM 1: FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                    2007                2006
                                                 -----------        -----------
                                                 (in thousands except per share)

Net sales                                         $ 117,837          $ 112,761
Cost of goods sold                                   98,355             91,352
                                                  ---------          ---------
Gross profit                                         19,482             21,409

Selling, general and administrative expenses         18,775             14,983
Environmental remediation expense                      --                2,909
Loss on disposal of assets                              130                 44
                                                  ---------          ---------
Income from operations                                  577              3,473
                                                  ---------          ---------
Other:
    Interest expense                                  7,570              4,584
    Realized and unrealized loss on derivatives         691              5,466
    Other (income) expense                              140                (49)
                                                  ---------          ---------
Loss before taxes                                    (7,824)            (6,528)
Tax provision                                           709                538
                                                  ---------          ---------
Net loss                                          $  (8,533)         $  (7,066)
                                                  =========          =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Net loss per share applicable to common stock     $   (0.85)         $   (0.71)
                                                  =========          =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      March 31,        December 31,
                                                         2007             2006
                                                    -------------     -------------
                                                   (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                       $   3,540         $   4,776
      Trade receivables - net                            71,321            58,697
      Inventories                                        54,944            57,177
      Deferred income taxes                                 339               339
      Assets held for sale                                  185             3,967
      Other current assets                                5,503             5,611
                                                      ---------         ---------
                 Total current assets                   135,832           130,567

Property, plant and equipment at cost, less
        accumulated depreciation and amortization        76,345            78,120
Goodwill and other intangibles, net                      68,217            68,272
Other non-current assets                                 15,841            16,906
                                                      ---------         ---------
                                                      $ 296,235         $ 293,865
                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
     Trade payables                                   $  41,796         $  39,194
     Accrued environmental liability                      6,109             9,421
     Accrued liabilities                                 33,299            28,456
     Accrued interest expense - related party            13,649             9,827
     Current portion of long-term debt                    4,666             4,778
     Short-term debt                                     51,879            40,321
     Deferred income taxes                                  123               123
                                                      ---------         ---------
               Total current liabilities                151,521           132,120

Long-term debt                                           67,627            70,901
Long-term debt - related party                           89,627            89,627
Accrued pension liability                                49,195            53,445
Other employee benefit liabilities                        8,699             8,667
Deferred income taxes                                     2,933             2,868
                                                      ---------         ---------
                                                        369,602           357,628
                                                      ---------         ---------

Stockholders' (Deficit) Equity:
Preferred stock- $.10 par value; authorized 5,000
     shares; issued and outstanding -0- shares             --                --
Common stock -  $.01 par value; authorized 40,000
   shares; issued and outstanding 10,000 shares             100               100
Warrants                                                  1,287             1,287
 Accumulated other comprehensive loss                   (47,178)          (47,335)
 Additional paid-in capital                             394,308           394,308
 Accumulated deficit                                   (421,884)         (412,123)
                                                      ---------         ---------
Total stockholders' deficit                             (73,367)          (63,763)
                                                      ---------         ---------
                                                      $ 296,235         $ 293,865
                                                      =========         =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 WHX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended March 31,
                                                                            2007                2006
                                                                        -----------        -----------
                                                                                  (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (8,533)         $ (7,066)

Adjustments to reconcile  net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                             3,124             3,064
  Amortization of debt related costs                                        1,086               540
  Other postretirement benefits                                               190              (393)
  Loss on asset dispositions                                                  130                44
  Equity income in affiliated companies                                       (18)              (82)
  Unrealized (gain) loss on derivatives                                       (41)            1,103
  Reclassification of net cash settlements on derivative instruments          732             4,363
Decrease (increase) in working capital elements,
  net of effect of acquisitions:
       Trade receivables                                                  (12,570)          (10,508)
       Inventories                                                          2,261            (4,504)
       Other current assets                                                   151             1,240
       Accrued interest expense-related party                               3,822              --
       Other current liabilities                                             (505)             (737)
  Other items-net                                                            (216)             (666)
  Discontinued operations                                                    --                (241)
                                                                         --------          --------
Net cash used in operating activities                                     (10,387)          (13,843)
                                                                         --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Plant additions and improvements                                         (1,003)           (2,178)
  Net cash settlements on derivative instruments                             (732)           (4,363)
  Proceeds from sales of assets                                             3,633                46
  Discontinued operations                                                    --               1,400
                                                                         --------          --------
Net cash provided by (used in) investing activities                         1,898            (5,095)
                                                                         --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Term Loan B - related party                                  --              19,000
  Proceeds from term loans - Domestic                                        --               7,000
  Net revolver borrowings                                                  11,558             4,989
  Repayments of term loans - Foreign                                         (120)             (112)
  Repayments of term loans - Domestic                                      (3,339)           (3,615)
  Net change in overdrafts                                                   (876)           (2,702)
                                                                         --------          --------
Net cash provided by financing activities                                   7,223            24,560
                                                                         --------          --------
NET CHANGE FOR THE PERIOD                                                  (1,266)            5,622
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                                    30                20
Cash and cash equivalents at beginning of period                            4,776             4,076
                                                                         --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  3,540          $  9,718
                                                                         ========          ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY AND NATURE OF OPERATIONS

      WHX  Corporation,  the parent  company  ("WHX") is a holding  company that invests in and manages a group of businesses that are managed on a decentralized basis.  WHX's  primary  business  is  Handy  &  Harman  ("H&H"),  a  diversified manufacturing  company whose strategic business units encompass three reportable segments:  precious metals, tubing, and engineered materials. WHX, together with all of its subsidiaries, are referred to herein as the "Company." In April 2007,
WHX acquired Bairnco Corporation ("Bairnco"). See Note 14-Subsequent Event.

NOTE 2 - LIQUIDITY

      The Company has incurred  significant  losses and negative cash flows from operations in recent years, and as of March 31, 2007 had an accumulated  deficit of $420.7  million.  As of March 31, 2007, the Company's  current assets totaled
$135.8 million and its current  liabilities  totaled $151.5  million;  a working capital  deficit of $15.7  million.  The Company's  working  capital  deficit at
December 31, 2006 was $1.6  million.  Additionally,  the Company had not been in compliance  with certain of its bank covenants and had been required to obtain a number of waivers from its lenders related to such covenants.

      As of March 31, 2007, WHX and its  unrestricted  subsidiaries  had cash of approximately  $0.1  million  and  current  liabilities  of  approximately  $7.5 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable to a related party.  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiaries,  H&H and Bairnco, or other  discrete  transactions.  H&H's  bank  credit  facilities  and  term  loan effectively  do not permit it to transfer  any cash or other assets to WHX (with the exception of unsecured  loans to be used to make required  contributions  to the  pension  plan,  and for other uses of an  unsecured  loan in the  aggregate principal amount not to exceed $3.5 million under certain  conditions),  and are collateralized by substantially all of H&H's assets.  Bairnco's revolving credit facility permits  distributions by Bairnco to WHX under certain  conditions,  as described  below.  WHX has no bank  credit  facility of its own.  WHX's  ongoing operating cash flow requirements  consist of funding the minimum requirements of the WHX Pension Plan and paying other administrative costs.

      H&H's   availability   under  its  revolving  credit  facility  and  other
facilities as of March 31, 2007, was approximately  $15.5 million.  On March 29,
2007,  all such  facilities,  including  the term  loans,  were  amended  to (i)
redefine  EBITDA,  (ii)  reset the levels  and amend  certain  of the  financial
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
wholly-owned  indirect  subsidiary  of  H&H.,  and  Protechno,  S.A.,  a  French corporation and a wholly-owned  subsidiary of Indiana Tube Danmark A/S. Finally, the amendments  also provided for waivers of certain events of default  existing as of March 29, 2007. As of December 31, 2006,  such debt has been classified as long-term  since  the  Company  is no  longer in  default  on the debt,  and the maturity date of the debt is June 30, 2008.

      On June 15, 2007, the lenders under H&H's  revolving  credit  facility and other  facilities  granted a waiver to the events of default arising as a result of the  Order  of  Prejudgment  Attachment  entered  by the  Superior  Court  of
Fairfield  County,  Connecticut  (the "Superior  Court") on December 18, 2006 in
connection  with  the  litigation  known  as HH East  Parcel  v.  Handy & Harman currently  pending in the  Superior  Court in the amount of  $3,520,200  and the
Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of
Fairfield  County,   Connecticut  to  JPMorgan  Chase  Bank  in  the  amount  of
$3,520,200, and related matters (see Note 13- Contingencies).

      On March 4, 2007, the Company sold certain assets,  including the land and building,  certain machinery and equipment,  and inventory of its Handy & Harman
Electronic Materials Corporation subsidiary,  located in East Providence,  Rhode
Island,  as well as  certain of its assets  and  inventory  located in  Malaysia
(collectively  referred to as "HHEM") for net  proceeds  of  approximately  $3.8 million.  Under  the  terms of the sale  agreement,  the  Company  has  retained
responsibility   for  any  pre-existing   environmental   conditions   requiring
remediation at the Rhode Island site.

      In  connection  with the closing of the Bairnco  Offer and the  subsequent
Merger  on April  24,  2007 (see Note  14-Subsequent  Event),  Bairnco  became a wholly-owned subsidiary of WHX. Initial financing was provided by Steel Partners
II, L.P. ("Steel") through two credit facilities,  in the approximate  aggregate amount of $101.5 million. In addition, the Bairnco Revolving Credit Facility was amended to permit the closing of the Merger and related financing  transactions.
The availability  under the Bairnco  Revolving Credit Facility on March 31, 2007
was approximately  $12.0 million.  The Bairnco Revolving Credit Facility permits distributions by Bairnco to WHX under certain conditions.  Such amount available for distribution to WHX as of May 31, 2007 was approximately $1.0 million.

      In addition to the obligations  under the current credit  facilities,  the
Company also has significant cash flow obligations, including without limitation the amounts  due to the WHX Pension  Plan (as amended by the IRS Waiver and PBGC
Settlement  Agreement entered into December 28, 2006). There can be no assurance that the  funds  available  from  operations  and  under  the  Company's  credit facilities  will be  sufficient  to fund debt  service  costs,  working  capital demands,  pension plan  contributions,  and environmental  remediation costs, or that the Company will be able to obtain  replacement  financing at  commercially reasonable terms upon the expiration of the H&H and Bairnco credit facilities in
June 2008.

      The Company believes that recent developments, as described herein as well as in the Company's  Annual Report on Form 10-K for the year ended  December 31,
2006,  its  operating  plans and its existing  capital  resources and sources of credit,  including the H&H facilities and the Bairnco facilities,  should permit the Company to generate  sufficient  working  capital to meet its obligations as they mature over the next twelve  months.  The Company also continues to examine all of its options and strategies,  including  acquisitions,  divestitures,  and other corporate  transactions,  to increase cash flow and stockholder  value, as well as considering the reduction of certain discretionary  expenses and sale of
certain  non-core  assets.   The  ability  of  the  Company  to  meet  its  cash
requirements  over this time  period is  dependent,  in part,  on the  Company's ability to meet its business  plan and cash flow  projections.  However,  if the
Company's  cash needs are  greater  than  anticipated  or the  Company  does not materially  satisfy its  business  plan or meet its cash flow  projections,  the
Company may be required to seek  additional or  alternative  financing  sources.
There can be no assurance  that such financing will be available or available on terms acceptable to the Company.

NOTE 3 - BASIS OF PRESENTATION

      The unaudited condensed  consolidated financial statements included herein have been prepared by the Company in accordance  with the rules and  regulations of the  Securities and Exchange  Commission.  Certain  information  and footnote disclosures  normally  included in financial  statements  prepared in accordance with generally accepted accounting  principles have been condensed or omitted in accordance with those rules and regulations,  although the Company believes that the disclosures  made are adequate to make the information not misleading.  This quarterly  report on Form 10-Q should be read in conjunction  with the Company's audited  consolidated  financial  statements contained in Form 10-K for the year ended  December  31, 2006.  Certain  amounts for the prior year period have been reclassified to conform to the current year presentation.

      In the opinion of management, the interim financial statements reflect all normal and recurring  adjustments  necessary to present fairly the  consolidated financial  position and the results of operations  and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted  accounting  principles requires management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. Actual results could differ from those estimates.  The results of  operations  for the three  months  ended March 31, 2007 are not  necessarily indicative of the operating results for the full year.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial  Accounting Standards Board (FASB) issued FASB
Interpretation   No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes,  an
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

      The Company  adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the  implementation  of FIN No. 48, an increase in the  liability  for
unrecognized   income  tax  benefits  of  $1.2  million  was   recognized,   and
accordingly,  an adjustment to opening  retained  earnings was recorded.  At the adoption date of January 1, 2007,  the Company had $2.7 million of  unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At
March 31, 2007, the Company has $2.8 million of unrecognized  tax benefits.  The increase in the amount of  unrecognized  tax  benefits in the three month period ended March 31, 2007 related to interest.

      The Company  recognizes  interest and  penalties  related to uncertain tax positions  in income  tax  expense.  As of March 31,  2007,  approximately  $0.5 million of  interest  related to  uncertain  tax  positions  is  accrued.  It is reasonably  possible  that the total amount of  unrecognized  tax benefits  will decrease by as much as $0.4 million during the next twelve months as a result of
the  lapse  of  the  applicable   statutes  of  limitations  in  certain  taxing
jurisdictions.  The tax years 2003-2006  remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

      In September  2006,  the FASB issued  Statement  of  Financial  Accounting
Standards  No.  157,  "Fair Value  Measurements"  (SFAS No.  157).  SFAS No. 157
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

NOTE 5 - LOSS PER SHARE

      The  computation  of basic earnings or loss per common share is based upon the  weighted  average  number of shares of Common  Stock  outstanding.  Diluted earnings per share gives effect to dilutive  potential common shares outstanding during the  period.  The Company had no dilutive  common  share  equivalents  in either period.

RECONCILIATION OF LOSS AND SHARES IN EPS CALCULATION
(in thousands except per share amounts)

                                                                 For the Three Months Ended March 31, 2007

                                                                                Shares of
                                                             Net Loss          Common Stock         Per-Share
                                                            (Numerator)        (Denominator)         Amount
                                                         ----------------  -------------------- ------------------
BASIC AND DILUTED EPS

Net loss per share applicable to common stock                 $(8,533)            10,000            $  (0.85)
                                                         ================  ==================== ==================

                                                                 For the Three Months Ended March 31, 2006

                                                                                Shares of
                                                             Net Loss          Common Stock         Per-Share
                                                            (Numerator)        (Denominator)         Amount
                                                         ----------------  -------------------- ------------------
BASIC AND DILUTED EPS

Net loss per share applicable to common stock                 $(7,066)            10,000            $  (0.71)
                                                         ================  ==================== ==================

NOTE 6 - STOCK-BASED COMPENSATION

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

      Stock-based  compensation expense is recorded based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). The Company measures  stock-based  compensation  cost at the grant  date,  based on the fair value of the award, and recognizes the expense on a straight-line basis over the employee's  requisite service  (vesting)  period.  The Company has recorded $0.2 million of  stock-based  compensation  expense  related to these  phantom  stock options.  As of March 31,  2007,  total  unrecognized  stock-based  compensation related  to  phantom  stock  options  was $1.5  million  and is  expected  to be recognized over a weighted-average period of approximately three years.

      The Company  estimates the fair value of stock options in accordance  with
SFAS No.123(R) using a Black-Scholes  option-pricing model. The expected average risk-free rate is based on U.S.  treasury yield curve. The expected average life represents  the  period  of  time  that  options  granted  are  expected  to  be outstanding giving  consideration to vesting schedules,  historical exercise and forfeiture patterns.  Expected volatility is based on historical volatilities of
WHX's  post-bankruptcy  common stock.  The expected  dividend  yield is based on historical information and management's plan.

                                                   Three Months
                                                       Ended
             Assumptions                           March 31, 2007
             -----------------------            -------------------
             Risk-free interest rate                   4.54%
             Vesting period                           3 years
             Expected dividend yield                    0.0%
             Expected life (in years)                4.25 years
             Volatility                                55.7%

NOTE 7 - STOCKHOLDERS' DEFICIT

The changes in the  Company's  accumulated  deficit for the three  months  ended
March 31, 2007 were as follows:

                                                  Three Months Ended
                                                    March 31, 2007
                                                  ------------------
(in thousands)

Accumulated deficit, January 1, 2007                  $(412,123)

Net loss                                                 (8,533)

Cumulative effect of adoption of
     FIN 48 (Note 4)                                     (1,228)
                                                      ---------

Accumulated deficit, March 31, 2007                   $(421,884)
                                                      ==========

Comprehensive  loss for the  three-months  ended  March 31, 2007 and 2006 was as follows:

(in thousands)                                         Three Months Ended March 31,
                                                            2007          2006
                                                        -----------   -----------

Net loss                                                  $(8,533)      $(7,066)

Other comprehensive loss:
   Foreign currency translation adjustments                   157           (49)
                                                          -------       -------

Comprehensive loss                                        $(8,376)      $(7,115)
                                                          =======       =======

Accumulated other comprehensive  income (loss) balances as of March 31, 2007 and
December 31, 2006 were comprised as follows:

(in thousands)                                             March 31,  December 31,
                                                             2007        2006
                                                         -----------  -----------
Net actuarial losses and prior service costs and
   and credits (net of tax of $5,262)                     $(50,525)    $(50,525)
Foreign currency translation adjustment                      3,347        3,190
                                                          --------     --------

                                                          $(47,178)    $(47,335)
                                                          ========     ========

NOTE 8 - INVENTORIES

       Inventories  at March 31, 2007 and  December  31, 2006 are  comprised  as follows:

(in thousands)                            March 31,     December 31,
                                            2007            2006
                                        ------------    ------------

Finished products                         $ 16,112        $ 16,162
In - process                                 6,992           5,743
Raw materials                               25,146          25,423
Fine and fabricated precious metal in
various stages of completion                12,360          17,702
                                          --------        --------
                                            60,610          65,030
LIFO reserve                                (5,666)         (7,853)
                                          --------        --------
                                          $ 54,944        $ 57,177
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
Accordingly,  the Company marks to market the derivative  instruments related to precious metals.  Such mark to market adjustments are recorded in current period earnings as other income or expense in the Company's  consolidated  statement of operations.  The quarters  ending March 31, 2007 and 2006 include losses of $0.7 million  and $5.5  million,  respectively,  relating  to these  adjustments.  In addition, the Company records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments  recorded  through cost of goods sold.  The quarter  ended March 31, 2006  included a reduction  of cost of goods sold of $0.7 million  resulting  from  reduction in quantities of precious metal inventories  valued  at LIFO  cost.  The  market  value  of the  precious  metal inventory exceeded LIFO value cost by $5.7 million and $7.9 million at March 31,
2007 and December 31, 2006, respectively.

      Certain  customers  and suppliers of H&H choose to do business on a "toll"
basis, and furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier.  When the customer  metal is returned in fabricated  form,  the customer is charged a fabrication  charge.
The value of this customer metal is not included in the Company's balance sheet.
In the first quarter of 2007, the Company received 400,000 troy ounces of silver from a customer under an unallocated pool account  agreement.  Such agreement is cancelable by the customer upon six months notice. Because of a reduction in its operating  needs as well as a result of this  agreement,  the quantity of silver owned by the Company  declined by 466,333 troy ounces as of March 31, 2007.  The
Company  deferred $3.0 million of profit  arising from this  liquidation of LIFO inventory,  which is currently being treated as temporary,  and such deferral is included in accrued liabilities on the March 31, 2007 balance sheet.

                                           March 31         December 31
                                             2007              2006
                                        ---------------    -------------
Silver ounces:
  Customer metal                            579,348            137,711
  H&H owned metal                           591,567          1,057,900

Gold ounces:
  Customer metal                                915                907
  H&H owned metal                             6,058              5,800

Palladium ounces:
  Customer metal                              1,338              1,338
  H&H owned metal                             1,535              1,535

Supplemental inventory information:

                                           March 31         December 31
                                             2007              2006
                                        ---------------    -------------
                                        (in thousands, except per ounce)
Precious metals stated at LIFO cost       $   6,694          $   9,849
Market value per ounce:
   Silver                                 $   13.41          $   12.85
   Gold                                   $  663.30          $  635.99
   Palladium                              $  351.75          $  323.50

NOTE 9 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

      The following  table presents the components of net periodic  pension cost
(credit)  for the WHX Pension Plan for the three months ended March 31, 2007 and
2006:

                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                       2007         2006
                                                    -------------------------
                                                         (In thousands)
Service cost                                          $    75      $    84
Interest cost                                           5,925        5,604
Expected return on plan assets                         (7,500)      (6,984)
Amortization of prior service cost                         25           21
Recognized actuarial (gain)/loss                          225          227
                                                      -------      -------
                                                      $(1,250)     $(1,048)
                                                      =======      =======

      The Company maintains several other retirement and postretirement  benefit plans covering  substantially  all of its employees.  The aggregate  expense for these  plans was $0.2  million  for the three  months  ended  March 31, 2007 and aggregate  income of $0.4 million for the three months ended March 31, 2006. The reason  for the  aggregate  income  for  these  benefit  plans  in 2006 was that effective  January  1,  2006,  the H&H  non-qualified  pension  plan  adopted an amendment under the plan to freeze benefits for all participants.  This resulted in a curtailment credit of $0.5 million, which was recorded in the first quarter of 2006.

NOTE 10 - DEBT

      Long-term debt consists of the following:

                                       March 31,     December 31,
                                         2007            2006
                                     ------------    ------------
(in thousands)

H&H Term Loan - related party          $ 89,627        $ 89,627
H&H Credit Facility - Term Loan A        11,746          14,453
H&H Term Loan - Term B                   42,000          42,000
H&H Supplemental Term Loan                6,288           6,883
Other H&H debt-domestic                   6,832           6,868
Other H&H debt-foreign                    5,427           5,475
                                       --------        --------
                                        161,920         165,306
Less portion due within one year          4,666           4,778
                                       --------        --------
Total long-term debt                   $157,254        $160,528
                                       ========        ========

      On March 29,  2007,  H&H and  certain of H&H's  subsidiaries  amended  the respective  Loan and  Security  Agreements'  revolving  credit  facilities  with
Wachovia Bank, N.A. ("Wachovia") and Steel to, among other things, (i) amend the definition  of EBITDA,  (ii) reset the levels and amend certain of the financial
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
wholly-owned  indirect  subsidiary  of  H&H,  and  Protechno,   S.A.,  a  French
corporation and a wholly-owned  subsidiary of Indiana Tube Danmark A/S. Finally, the amendments  also provided for waivers of certain events of default  existing as of March 29, 2007.

      On June 15, 2007, the lenders under H&H's  revolving  credit  facility and other  facilities  granted a waiver to the events of default arising as a result of the  Order  of  Prejudgment  Attachment  entered  by the  Superior  Court  of
Fairfield  County,  Connecticut  (the "Superior  Court") on December 18, 2006 in
connection  with  the  litigation  known  as HH East  Parcel  v.  Handy & Harman currently  pending in the  Superior  Court in the amount of  $3,520,200  and the
Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of
Fairfield  County,   Connecticut  to  JPMorgan  Chase  Bank  in  the  amount  of
$3,520,200, and related matters (see Note 13- Contingencies).

NOTE 11 -FACILITY CLOSURES AND ASSET SALES

NORRISTOWN FACILITY

      On May 9, 2006,  the Company  announced  the closing of the Handy & Harman
Tube Co. ("HHT") facility located in Norristown, Pennsylvania, which is included in the Company's Tubing segment.  The decision to close the Norristown  facility was  principally  based on the  economics  of  operating  HHT's  business at the facility.  HHT manufactured  stainless steel tubing that was supplied in various lengths and forms in both coil and straight  lengths.  HHT's short coil business was relocated to H&H's Camdel Metals Corporation  ("Camdel") facility located in
Camden,  Delaware.  Most of HHT's  machinery  and equipment at the site has been sold. The real estate has been offered for sale.

      In  conjunction  with the decision to close the Norristown  facility,  the
Company  reviewed the  recoverability  of the  Norristown  long-lived  assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting
for Impairment or Disposal of Long-Lived  Assets". A review of future cash flows indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at Norristown. As a result, the Company recorded an asset  impairment  charge of $1.8 million in its statement of operations  for the  second  quarter  of 2006.  Certain  of the  Norristown  long-lived  assets, principally consisting of machinery and equipment,  were reclassified to current assets held for sale in the  balance  sheet as of December  31,  2006.  The real estate is included in  non-current  assets (other  assets) as it is not probable that it will be sold within one year.  No  impairment  loss was  incurred on the real estate assets based on the Company's analysis.

      Restructuring  charges  related to the closing of the Norristown  facility totaling  $2.4 million in 2006 ($1.9  million and $0.5 million in the second and third  quarters,  respectively)  were recorded in the  statement of  operations.

These  charges  included  termination  benefits of $2.0  million,  $0.1  million resulting from a pension  curtailment,  and $0.3 million of other  charges.  The activity in the restructuring reserve was as follows for the quarter ended March
31, 2007:

                                     Reserve                                        Reserve
                                     Balance                                        Balance
                                  December 31,                                     March 31,
                                      2006            Expense        Paid             2007
                                ------------------  ------------  ------------   ---------------
                                 (in thousands)

Termination benefits                  $320              $ --          $212             $108
                                      ====              ====          ====             ====

      The Company  completed an environmental  study at the Norristown  facility which indicated that environmental remediation activities with an estimated cost of $0.8 million are required,  which the Company accrued as of the first quarter of 2006.

      The Norristown  facility  operated  through the third quarter of 2006. The closing of Norristown and the sale of certain of its assets was completed by the end of 2006, and most of the remaining  machinery and equipment were sold in the first quarter of 2007 for proceeds of $0.7 million.

HANDY & HARMAN ELECTRONIC MATERIALS ("HHEM")

      On March 4, 2007, the Company sold certain assets,  including the land and building,  certain machinery and equipment,  and inventory of its Handy & Harman
Electronic Materials Corporation subsidiary,  located in East Providence,  Rhode
Island,  as well as  certain of its assets  and  inventory  located in  Malaysia
(collectively  referred to as "HHEM") for net  proceeds  of  approximately  $3.8 million.  HHEM was part of the Company's  Precious Metals  segment.  In December
2006, the Company recorded an asset  impairment  charge of $3.4 million relating to the  long-lived  assets  offered for sale, in  accordance  with SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets".  The amount of the  impairment  loss was based upon the actual  selling price of the long-lived assets in March 2007.  In the  Company's  balance sheet as of December 31, 2006, the  long-lived  assets were  classified as current  assets held for sale.  Upon sale,  the Company  recognized  a loss of $0.4  million  relating to the sale of inventory.  Under the terms of the sale  agreement,  the  Company  has  retained
responsibility   for  any  pre-existing   environmental   conditions   requiring
remediation at the Rhode Island site.

NOTE 12 - REPORTABLE SEGMENTS

The Company has three reportable segments:

      (1)   Precious Metal.  This segment  manufactures and sells precious metal products and electroplated  material  containing  silver,  gold, and palladium in combination  with base metals for use in a wide variety of industrial applications;

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

      Management  has  determined   that  certain   reporting  units  should  be
aggregated  and presented  within a single  reporting  segment on the basis that such operating  segments have similar economic  characteristics  and share other qualitative  characteristics.  Management  reviews  gross  profit and  operating income to evaluate  segment  performance.  Operating  income for the  reportable segments  excludes  unallocated  general  corporate  expenses.  Other income and expense,  interest expense,  and income taxes are not presented by segment since they are  excluded  from the  measure of segment  profitability  reviewed by the
Company's management.

      The following table presents information about reportable segments for the three month periods ending March 31, 2007 and 2006:

                                                     Three Months Ended March 31,
                                                          2007          2006
                                                      -----------    -----------
                                                           (in thousands)
Net sales

   Precious Metal                                      $  37,762      $  36,712
   Tubing                                                 29,337         30,402
   Engineered Materials                                   50,738         45,647
                                                       ---------      ---------
           Net sales                                   $ 117,837      $ 112,761
                                                       =========      =========

Segment operating income
   Precious Metal                                      $    (271)     $   2,415
   Tubing                                                   (900)           433
   Engineered Materials                                    2,073          3,411
                                                       ---------      ---------
                                                             902          6,259
                                                       ---------      ---------

Unallocated corporate expenses                             1,445            881
Pension income                                            (1,250)        (1,048)
Environmental remediation expense (a)                       --            2,909
Loss on disposal of assets                                   130             44
                                                       ---------      ---------

    Income from operations                                   577          3,473

Interest expense                                           7,570          4,584
Realized and unrealized loss on derivatives                  691          5,466
Other expense (income)                                       140            (49)
                                                       ---------      ---------

Loss before taxes                                      $  (7,824)     $  (6,528)
                                                       =========      =========

(a) Certain  environmental  remediation  expenses have not been allocated to the reporting  segments  since the related  facilities  have been closed for several years and are not indicative of current operating results.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEGAL MATTERS:

SUMCO INC. V. UNDERWRITERS AT LLOYD'S,  LONDON,  LEXINGTON  INSURANCE COMPANY,
HARTFORD FIRE INSURANCE COMPANY, AND WURTTEMBERGISCHE VERSICHERUNG AG

      On July 7, 2004, Sumco Inc. ("Sumco"),  a wholly-owned  subsidiary of H&H, filed suit in the  Marion  County  Superior  Court of  Indiana  against  certain underwriters  affiliated  with Lloyd's,  London,  Lexington  Insurance  Company,
Hartford Fire  Insurance  Company,  and  Wurttembergische  Versicherung  AG (the
defendants).  Sumco seeks to recover  monies from these  insurance  carriers for losses  incurred  as a result of a January  20,  2002 fire at its metal  plating facility  in  Indianapolis,  Indiana.  At the time of the fire,  Sumco's  parent corporation,  WHX, had in place  layered fire  insurance  policies with combined limits of $25 million and a deductible  of $100,000.  The  defendants  represent carriers  who  provided  $15  million  in  insurance  coverage  in excess of two underlying  policies of $5 million  each.  Defendants  have  previously  paid $5 million in claims.  Sumco  contends  that its losses are in excess of the policy limits,  defendants  have acted in bad  faith,  and that it is  entitled  to the payment of the remaining  approximate $10 million in insurance coverage provided by the  defendants.  In December 2006, the Court ruled on the Motion for Summary
Judgment.  It denied the insurers'  motion for summary judgment on the bad faith claims and limited  the  compensatory  damages  that Sumco  could  recover.  The defendants  have denied the  allegations  of the complaint and asserted  certain defenses.  The parties settled their claims in May 2007 for an aggregate payment to WHX of $5,689,276  from the defendants  (which proceeds were paid to Steel in partial satisfaction of its loan), and an assignment of their interest to WHX in up to  another  $1.7  million  in  proceeds  resulting  from the  settlement  of subrogation  claims  against  various third  parties (the recovery of which,  in whole or part,  is not assured).  Steel will have a first lien,  and the Pension
Benefit  Guaranty   Corporation  a  second  lien,  on  any  additional  proceeds recovered.

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

      On May 22, 2007, HH East served an Order for a  Prejudgment  Attachment in the amount of $3,520,200, issued by the Superior Court, Stamford, Connecticut in
December 2006, against certain  Connecticut  property of H&H and against certain bank accounts  maintained by Handy & Harman at banks in New York. Handy & Harman has brought proceedings in the Superior Court, Stamford, Connecticut, and in the
Supreme Court, State of New York, to oppose the attachment of such bank accounts and to have it lifted. Both proceedings are pending and, with respect to the New
York proceeding,  a Temporary  Restraining  Order ("TRO") was issued on June 11.
The parties are currently actively engaged in settlement  discussions to resolve all  open  issues  and  proceedings  between  them.  On June 14,  2007,  HH East temporarily withdrew its attachment/garnishment against certain bank accounts of
H&H  after  the  posting  of  other  satisfactory  collateral  by H&H and  while settlement discussions are continuing. This also served to vacate the TRO.

       H&H has been working  cooperatively  with the  Connecticut  Department of
Environmental  Protection  ("CTDEP")  with  respect to its  obligations  under a consent  order entered into in 1989 that applies to both the eastern and western parcels of the property. H&H has been conducting an investigation of the western parcel,  and is  continuing  the process of evaluating  various  options for its remediation.  The  sale  of the  eastern  parcel  that  is the  subject  of this litigation triggered statutory  obligations under Connecticut law to investigate and remediate  pollution at or emanating from the eastern parcel.  H&H completed the  investigation  and has been  actively  conducting  remediation  of all soil conditions  on the  eastern  parcel  for more  than  three  years.  Although  no groundwater  remediation  is  required,  there  will be  monitoring  of same for several years.  The total  remediation  is expected to exceed $28.0 million,  of which  approximately $27.2 million had been expended through March 31, 2007. H&H received  reimbursement  of $2.0 million of these costs from its carrier under a
cost-cap  insurance  policy  and  is  pursuing  its  potential   entitlement  to
additional coverage. Remediation of all soil conditions on site was completed on
April 6, 2007.  HH East  informed H&H in June that it believes  that  additional work  remains  to be done by H&H on the  site.  The  parties  are  currently  in discussion about this matter.

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

ENVIRONMENTAL ACTIONS

      In  connection  with the sale of its  Fairfield,  Connecticut  facility in
2003, the Company was responsible for demolition and  environmental  remediation of the  site,  the  estimated  cost of which  was  included  in the loss on sale
recorded  in  2003.  H&H  determined   that  an  increase  in  the  reserve  for
environmental  remediation was needed in the amount of $28.3 million,  which was recorded in the fourth quarter of 2004. This change in reserve was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  These additional  costs are included in environmental  remediation expense.  An additional  $4.0 million has been recorded in selling,  general and administrative  expenses as a penalty  related to  Fairfield  East.  The Company retains title to a parcel of land  adjacent to the property  sold in 2003.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at March 31, 2007 and December 31, 2006.

      H&H entered into an administrative  consent order (the "ACO") in 1986 with the New Jersey Department of Environmental  Protection  ("NJDEP") with regard to certain  property  that it  purchased  in 1984 in New Jersey.  The ACO  involves remediation  to be performed with regard to soil and  groundwater  contamination allegedly  from TCE.  H&H settled a case  brought by the local  municipality  in regard to this  site in 1998 and also  settled  with  certain  of its  insurance carriers. H&H is actively remediating the property and continuing to investigate the most  effective  methods for achieving  compliance  with the ACO. A remedial investigation  report  was  filed  with  the  NJDEP  in May of  2006.  Once  the investigation has been completed, it will be followed by a feasibility study and a remedial  action work plan that will be  submitted to NJDEP.  H&H  anticipates entering into discussions in the near future with NJDEP to address that agency's natural  resource damage claims,  the ultimate scope and cost of which cannot be estimated at this time. The ongoing cost of  remediation is presently  estimated at approximately $450,000 per year, plus anticipated additional costs in 2007 of approximately  $700,000.  Pursuant  to a  settlement  agreement  with the former operator  of this  facility,  the  responsibility  for  site  investigation  and remediation  costs have been  allocated,  75% to the former  operator and 25% to
H&H. To date, total  investigation and remediation costs of $237,000 and $79,000 have been settled by the former  operator and H&H,  respectively,  in accordance with this agreement.  Additionally,  H&H is currently being  reimbursed  through insurance  coverage  for a portion  of those  costs for  which  the  company  is responsible.  There is additional excess insurance coverage which H&H intends to pursue as necessary.

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

PENSION PLAN CONTINGENCY ARISING FROM THE WPC GROUP BANKRUPTCY:

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

NOTE 14 - SUBSEQUENT EVENT

      On April 12, 2007,  Steel and WHX entered into a Stock Purchase  Agreement whereby WHX acquired Steel's entire interest in BZ Acquisition Corp.  ("BZA"), a
Delaware  corporation and wholly owned  subsidiary of Steel (the "BZA Transfer")
for  $10.00.  In  addition,  WHX agreed to  reimburse  all  reasonable  fees and expenses  incurred by Steel in connection with the Offer and the Merger (each as defined below).  BZA is the acquisition  subsidiary in a tender offer to acquire up to all of the  outstanding  stock of  Bairnco  for  $13.50 per share in cash.
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
million.

      In  connection  with the  closing  of the  Offer,  initial  financing  was provided by Steel through two credit  facilities.  Steel  extended to BZA bridge loans in the principal amount of approximately $75.1 million,  $1.4 million, and
$10.0 million (and may extend additional loans of approximately $3.6 million, up to an aggregate total amount of borrowings of $90.0 million)  pursuant to a loan and security  agreement (the "Bridge Loan Agreement"),  between BZA and Bairnco, as borrowers,  and Steel, as lender. In addition,  Steel extended to WHX a $15.0 million  subordinated  loan, which is unsecured at the WHX level,  pursuant to a
Subordinated Loan and Security Agreement (the "Subordinated Loan Agreement" and,
together with the Bridge Loan Agreement, the "Loan Agreements"), between WHX, as borrower,  and Steel, as lender.  WHX contributed the $15.0 million  proceeds of the subordinated loan to BZA as a capital contribution.

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
Interest  is  payable  monthly in  arrears.  Obligations  under the Bridge  Loan
Agreement are guaranteed by certain of Bairnco's subsidiaries and collateralized by a junior lien on the assets of Bairnco and  certain of its  subsidiaries  and capital stock of certain of Bairnco's subsidiaries. Obligations under the Bridge
Loan  Agreement are also  guaranteed by the Company on an unsecured  basis.  The scheduled  maturity date of the indebtedness  under the Bridge Loan Agreement is the earlier to occur of (i) June 30, 2008 and (ii) such time as Bairnco  obtains any replacement  financing.  Indebtedness under the Bridge Loan Agreement may be
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
prepaid without penalty or premium.

      The  Loan  Agreements  contain  customary   representations,   warranties,
covenants,  events of default and indemnification  provisions.  The indebtedness
under  the  Bridge  Loan  Agreement  and  the  related  security   interests  is
subordinated to the indebtedness and related  security  interests  granted under
Bairnco's  existing senior credit  facility.  The guarantees of the indebtedness under the  Subordinated  Loan  Agreement and the related  security  interests is subordinated  to  all  indebtedness  and  security  interests  described  in the preceding sentence.

      Bairnco's  Revolving Credit facility  permits  distributions by Bairnco to
WHX under certain conditions, as described below. In connection with the closing of the Offer and the  subsequent  Merger on April  24,  2007,  Bairnco  became a wholly-owned  subsidiary of WHX. The  availability  under the Bairnco  Revolving
Credit Facility on March 31, 2007 was approximately $12.0 million.

      On November  9, 2006,  Bairnco  entered  into a five year,  $42.0  million
Senior Secured  Credit  Facility.  The $42.0 million  facility is apportioned as follows: a five-year $15.0 million term loan and up to a $27.0 million revolving credit facility, including a $13.0 million sub-limit for letters of credit and a
$3.0 million  sub-limit for foreign currency loans. The Bairnco Revolving Credit
Facility is  collateralized by a first lien on substantially all of the domestic assets of Bairnco,  the capital  stock of domestic  subsidiaries  and 65% of the capital stock of foreign  subsidiaries.  The Bairnco  Revolving  Credit Facility matures on November 8, 2011. This Bairnco  Revolving Credit Facility was amended on March 23, 2007 to permit the change of control in connection with the closing of the Offer,  among other things,  and was further amended on April 24, 2007 to amend certain  covenants and to permit the financing under the Loan  Agreements, among other things.

      The term loan under the Bairnco  Revolving  Credit  Facility has scheduled principal  payments  of $1.1  million  in 2007,  2008,  2009 and 2010,  and $1.0 million in 2011,  with the balance due at maturity.  Interest  rates vary on the term  loan  and are set  from  time to time in  relationship  to one of  several reference  rates,  as selected by Bairnco.  Interest rates vary on the revolving credit  notes and are set at the time of  borrowing  in  relationship  to one of several reference rates as selected by Bairnco.  A commitment fee is paid on the unused  portion of the total credit  facility.  The amount Bairnco can borrow at any given time is based upon a formula  that takes  into  account,  among  other things,  eligible  inventory  and  accounts  receivable,  which  can  result  in borrowing  availability  of less than the full amount of the  Bairnco  Revolving
Credit  Facility.  The Bairnco  Revolving  Credit  Facility  contains  customary representations,  warranties,  covenants  (including  a  covenant  that  permits
Bairnco to make  distributions  to WHX provided that  specified  conditions  are met), events of default and  indemnification  provisions.  The Bairnco Revolving
Credit  Facility also contains a financial  covenant which  requires  Bairnco to meet a minimum fixed charge  coverage  ratio,  including upon the payment of any distribution  from Bairnco to WHX. The amount  available for distribution to WHX by Bairnco as of May 31, 2007 was approximately $1.0 million.

      In addition,  Bairnco has a China  foreign  loan  facility  that  reflects borrowing  by its  Chinese  facilities,  which is  secured  by four U.S.  dollar denominated  letters of credit  totaling  $5.2 million  issued under the Secured
Credit Facility.

      Bairnco  operates two core  businesses - Arlon and Kasco.  Arlon  designs, manufactures,  and sells engineered materials and components for the electronic, industrial  and  commercial  markets.  Kasco is a leading  provider of meat-room products  and  maintenance  services  for  the  meat  and  deli  departments  of supermarkets;  restaurants;  meat,  poultry  and  fish  processing  plants;  and
manufacturers   and  distributors  of  electrical  saws  and  cutting  equipment throughout North America,  Europe, Asia and South America. WHX believes that the acquisition of Bairnco will be beneficial  because of Bairnco's strong positions
in  niche  engineered   materials  markets,   and  that  Bairnco's  plant  level
operations,  profit  margins and working  capital will  improve.  The results of operations and assets of Bairnco will be included in the financial statements of
WHX beginning in the second quarter of 2007.

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS

OVERVIEW

      WHX  is a  holding  company  that  invests  in  and  manages  a  group  of businesses.  WHX's primary  business  currently is Handy & Harman, a diversified manufacturing  company whose strategic business units encompass three reportable segments:  precious metals, tubing, and engineered materials. In April 2007, WHX acquired Bairnco Corporation ("Bairnco"). See Note 14-Subsequent Event.

RESULTS OF OPERATIONS

COMPARISON OF THE FIRST QUARTER OF 2007 WITH THE FIRST QUARTER OF 2006

      Net sales for the first  quarter of 2007  increased  by $5.1  million,  or
4.5%, to $117.8  million,  as compared to $112.8 million in the first quarter of
2006. Sales increased by $1.1 million at the Precious Metal Segment, declined by
$1.1  million  at the  Tubing  Segment  and  increased  by $5.1  million  at the
Engineered  Materials Segment. Net sales in ongoing businesses increased by over
$15  million,  including  approximately  $6.6  million of sales from the roofing fastener  business acquired by the Company in December 2006, but was offset by a decrease in sales from  businesses  that had been sold or exited after the first quarter of 2006.  These  businesses  consisted of the Handy & Harman  Electronic
Materials  Corp.  ("HHEM")  business  within the Precious  Metal segment and the
Norristown  Pennsylvania  location  of the Handy & Harman  Tube Co.  within  the
Tubing  segment.  In the  ongoing  businesses,  there was an  increase in volume across all segments.  Price increases also resulted in higher sales  principally in the Precious Metals and Engineered Materials segments.

      Gross profit  percentage  was 16.5% in the first quarter of 2007 and 19.0%
in the first  quarter of 2006.  The 2006 quarter  included a positive  impact of
$0.7 million from the liquidation of precious metal inventories  valued at LIFO.
The 2007 quarter was  negatively  affected by a $0.4 million loss on the sale of the HHEM inventory (related to the sale of the business) as compared to positive gross profit for this  business in the 2006  quarter.  In  addition,  there were continued production inefficiencies in the Company's Mexican and domestic tubing facilities.

      Selling,  general and  administrative  ("SG&A")  expenses  increased  $3.8 million to $18.8  million in the first quarter of 2007 from $15.0 million in the comparable 2006 period. A significant factor that increased SG&A expenses in the first quarter of 2007 was the  acquisition  of OMG Midwest,  a roofing  fastener business acquired by the Company in late 2006. Its costs include operating costs as well as  amortization of certain  acquired  intangible  assets.  In addition, costs  also  rose  in the  2007  period  due to  additional  audit,  legal,  and professional fees,  partially offset by reduced costs resulting from the closure of the HHEM and Norristown facilities.

      There  were no  environmental  remediation  costs in the first  quarter of
2007; however,  environmental remediation expenses of $2.9 million were recorded in the first quarter of 2006. These expenses include $1.5 million related to the
Company's  estimated  exposure at the Shpack  landfill site, and $0.8 million in connection with the Company's former Norristown facility.  H&H received a notice letter from the Environmental  Protection Agency ("EPA") in August 2006 formally naming H&H as a potentially  responsible  party  ("PRP") at the Shpack  landfill superfund site in North Attleboro,  Massachusetts. H&H then voluntarily joined a group of ten (10) other PRPs (which group has since  increased to thirteen (13))
to work cooperatively regarding remediation of this site.  Investigative work is ongoing  to  determine  whether  there are  other  parties  that sent  hazardous substances to the Shpack site but that have not received notice letters nor been named as PRPs to date. No allocation as to percentages of responsibility for any of the PRPs has been assigned or accepted;  proposed allocations are expected to be  determined  during  the  second  quarter  of 2007  (although  that  could be extended), at which point H&H could still withdraw from the group. The PRP group submitted  its good  faith  offer  to the EPA in late  October  2006.  It is not anticipated  that the EPA will  accept or reject the PRPs' offer until some time in 2007. If accepted,  it is not anticipated that PRP remedial activities at the site will begin before 2008.  The  remediation  of a  significant  amount of the contamination  at the  site is the  responsibility  of the  U.S.  Army  Corps of
Engineers.  That  portion  of the  work  has  begun  but is not  expected  to be completed  before 2008,  at which time the  remaining  work will be more clearly defined.  At the Company's  former  Norristown  facility,  the Company  recently completed a study which indicated that environmental remediation activities with an estimated cost of $0.8 million are required,  which the Company accrued as of the first quarter of 2006.

      Operating  income for the first quarter of 2007 was $0.6 million  compared to $3.5 million for the first  quarter of 2006,  and at the segment  level,  was
$0.9  million  compared to $6.3  million in 2006.  The closure of two  operating facilities  had a negative  impact on the  operating  income in 2007.  These two facilities incurred operating losses in the first quarter of 2007, whereas these businesses  contributed  modestly to  operating  income in the first  quarter of
2006. In the ongoing  businesses,  the sales improvement in the first quarter of
2007 was offset by a reduced  gross  margin  percentage,  as well as higher SG&A expenses. Operating income for the first quarter of 2006 at the segment level is
higher  than  at  the  consolidated  level  principally  because   environmental
remediation expenses of $2.9 million was not allocated to the segments.

      Interest  expense for the first quarter of 2007  increased $3.0 million to
$7.6 million from $4.6 million in the first quarter of 2006.  Approximately half of the  increase was due to  additional  borrowings  after the first  quarter of

2006. Proceeds from the additional  borrowings were used principally to fund the
acquisition  of  OMG  Midwest  in  December   2006,   and  to  pay   substantial
environmental  remediation costs and  pension-related  payments in excess of the
Company's  operating cash flow. The balance of the increase was  attributable to higher  interest  rates and  amortization  of deferred  financing  costs in 2007 compared  to the same period of 2006.  Pursuant to the terms of a  Subordination
Agreement  between Steel and Wachovia,  interest payable to Steel is accrued but not paid.

      Realized and  unrealized  losses on  derivatives  were $0.7 million in the first quarter of 2007,  compared to $5.5 million the first quarter of 2006.  The derivative  financial  instruments  utilized by the Company are  precious  metal forward  contracts,  which are used to economically hedge the Company's precious metal  inventory  against  price  fluctuations.  Losses are incurred as precious metal market prices increase over the contract term, and gains are recognized as precious  metal prices  decrease over the contract  term.  While  precious metal market prices  increased in the first quarter of both 2007 and 2006, the rate of increase  was lower  during  the first  quarter  of 2007  compared  to the first quarter of 2006.  In  addition,  there was a  significantly  lower  quantity  of precious  metal ounces under  contract in the first quarter of 2007.  Both these factors  resulted  in a  reduced  loss on  derivative  instruments  in the first quarter of 2007 compared to the same period of 2006.

      In the first quarter of 2007 and 2006,  tax provisions of $0.7 million and
$0.5  million,  respectively,  were  recorded for state and foreign  taxes.  The
Company has not  recorded an income tax benefit  associated  with its  operating losses in each  quarter  since in the opinion of  management,  it is more likely than not that such  benefits  will not be realized  in the  future.  The Company records a valuation  allowance  against  deferred tax assets  resulting from net operating  loss  carryforwards.  On January 1, 2007,  the  Company  adopted  the provisions of FASB  Interpretation No. 48, "Accounting for Uncertainty in Income
Taxes, an Interpretation of SFAS Statement 109" (FIN No. 48). As a result of the implementation  of FIN No. 48, an increase  in the  liability  for  unrecognized income tax benefits of $1.2 million was recognized, and an adjustment to opening retained earnings was recorded.

      Net loss applicable to common stock for the first quarter of 2007 was $8.5 million, or ($0.85) per share, compared to $7.1 million or ($0.71) per share for the first quarter of 2006.

      The comments that follow compare  revenues and operating income by segment for the first quarter 2007 and 2006.

PRECIOUS METAL

      Sales for the Precious Metal segment increased $1.1 million, or 2.9%, from
$36.7  million in 2006 to $37.8  million  in 2007.  Within  the  precious  metal plating  group,  the  sale  of the  HHEM  business  resulted  in a $5.2  million reduction in sales for the first  quarter of 2007 compared to the same period of
2006,  partially  offset by a transfer of business to another  entity within the precious metal plating group. Aside from the reduction caused by the sale of the
HHEM business,  the segment,  particularly the precious metal fabrication group, experienced  higher sales from both increased  volume and higher  precious metal market prices.

      Operating income for the Precious Metal segment was a loss of $0.3 million in the first  quarter of 2007,  compared to income of $2.4  million in the first quarter of 2006. This decrease in operating income was principally driven by our precious  metal  plating  group.  Operating  income  in  the  2007  quarter  was negatively  affected by continued weakness and a less profitable mix of products sold by our precious metal plating group to the automotive market. This compares to unusually high demand from the automotive market in the first quarter of 2006 as our customers built inventory. In addition, operating income was reduced by a
$0.4  million  loss  upon  sale of  certain  inventory  and by $0.2  million  of employee-related  termination  costs  when the HHEM  business  was sold in March
2007.  Furthermore,  the 2006 quarter had been positively  impacted by a gain of
$0.7 million from the liquidation of precious metal  inventories  valued at LIFO cost.

TUBING

      In the first quarter of 2007, sales for the Tubing segment  decreased $1.1 million,  or 3.5%,  from  $30.4  million  in 2006 to $29.3  million in the first quarter of 2007. The decrease in sales was principally  caused by the closure of the Norristown Pennsylvania facility, which had experienced strong demand in the first quarter of 2006,  prior to its  shutdown.  The reduction in sales from the closure of the  Norristown  facility  was  partially  offset by a transfer  of a portion of Norristown's  business and strong demand at the other stainless steel tubing facilities, principally from the petrochemical markets. The refrigeration tubing group  experienced  reduced sales volume  resulting from weak demand from the North  American  refrigeration  market,  partially  offset by an increase in sales from the European refrigeration market. Operating income decreased by $1.3 million to a loss of $0.9  million in the first  quarter of 2007 as  compared to operating  income of $0.4  million in the same period of 2006.  The  decrease in operating  income is  principally  the result of the  reduction  in sales in the refrigeration  market and  continued  production  inefficiencies  at the Mexican tubing facility, as well as the impact of closing

the Norristown  facility,  which  contributed  to operating  income in the first quarter of 2006.  These  factors  were  partially  offset by improved  operating income at the Company's remaining stainless steel tubing facilities.

ENGINEERED MATERIALS

      Sales for the  Engineered  Materials  segment  increased $5.1 million from
$45.6 million in the first quarter of 2006 to $50.7 million in the first quarter of 2007 due to increased  volume in the roofing fastener  business  (principally due to the sales of OMG Midwest, which was acquired in late December 2006). This increase was  partially  offset by weaker sales of products used in the domestic housing market, which is experiencing a continued slowdown.

      Operating  income decreased by $1.3 million from $3.4 million in the first quarter of 2006 to $2.1 million in the same period of 2007. Factors resulting in lower operating  income included soft demand from the housing  construction  and commercial roofing markets,  reduced gross margin caused by higher cost of sales on the acquired  inventory  that had been valued under purchase  accounting,  as well as higher  SG&A  expenses  including  amortization  of certain  intangibles acquired in December 2006.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  increased from $0.9 million in the first quarter  of 2006 to $1.4  million  in the  first  quarter  of 2007.  There  were increases in the costs for audit and legal fees,  and expenses  associated  with share-based  compensation  for certain  executives,  partially offset by reduced costs of  insurance.  The Company's  pension  credit rose by $0.2 million in the first quarter of 2007 compared to the same period in 2006.

DISCUSSION OF CONSOLIDATED STATEMENT OF CASH FLOWS

      As of March 31, 2007, the Company's  current assets totaled $135.8 million and its current liabilities totaled $151.7 million; a working capital deficit of
$15.7 million.  The Company's  working  capital deficit at December 31, 2006 was
$1.6 million.

      Net cash used by operating activities for the three months ended March 31,
2007 totaled $10.4 million.  Loss from  operations  adjusted for non-cash income and expense items used $3.3 million of cash.  Working capital accounts used $6.8 million of cash, as follows: Accounts receivable used $12.6 million, inventories provided $2.3 million, interest accrued but not paid to a related party provided
$3.8 million,  and net other current assets and  liabilities  used $0.4 million.
Other non-working  capital items included in operations used $0.2 million.  Cash used by operating activities in the first quarter of 2006 totaled $13.8 million, and  principally  was caused by the net loss of the period,  as well as seasonal working capital needs for inventory and accounts receivable.

      Cash flow provided by inventory,  with precious metal  inventory  measured using LIFO cost,  totaled $2.3 million in the quarter  ended March 31, 2007.  In the normal course of business,  H&H accepts  precious  metals from suppliers and customers,  which quantities are returnable in fabricated or commercial bar form under  agreed-upon  terms.  To the extent such metals are used by the Company to meet its operating  requirements,  the amount of inventory which H&H must own is reduced.  In the first quarter of 2007, the Company  received  400,000 ounces of silver from a customer under an unallocated pool agreement.  As a result of this agreement,  along with a reduction in operating  needs,  the Company was able to reduce its owned quantity of silver by over 400,000 troy ounces,  providing over
$5.0 million in cash.  The Company  deferred $3.0 million in profit arising from this temporary  liquidation of the LIFO inventory,  which is included in accrued liabilities on the March 31, 2007 balance sheet.  The deferred gain reflects the excess of the current  market value of the precious metal over the LIFO value of the  inventory  decrement.  In the  comparable  quarter of the prior  year,  the
Company  used $4.5  million of cash flow for  inventories.  Inventories  totaled
$54.9 million at March 31, 2007, as compared to $57.2 million as of December 31,
2006.

      The use of funds due to accounts  receivable  in both the first quarter of
2007 and 2006 ($12.6  million and $10.5 million,  respectively)  was caused by a seasonal increase in accounts receivable which resulted from higher sales levels for that  respective  quarter (and  particularly  the last month of the quarter)
compared to the preceding  quarter.  Net sales in the first quarter of 2007 were
$117.8 million,  as compared to $101.4 million in the fourth quarter of 2006, an increase of $16.4  million.  Net sales in the first  quarter of 2006 were $112.8 million, as compared to $99.2 million in the fourth quarter of 2005; an increase of $13.6 million.

       Net other current  assets and  liabilities  provided $3.5 million of cash flow in the first quarter of 2007 and $0.5 million in the first quarter of 2006.
The 2007 quarter  included the accrual of $3.8 million of interest  payable to a related  party,  and  the  current  liability  related  to the  deferral  of the temporary LIFO gain of $3.0 million discussed above, plus a seasonal increase in trade  accounts  payable,  but was  reduced  by $3.3  million  of  payments  for environmental  remediation  costs and $3.0 million paid to the WHX Pension Plan.
The  2006  quarter  included  the  recording  of a  $2.9  million  environmental remediation accrual.

      Other non-working capital items included in operating activities used $0.2 million in the first  quarter of 2007,  as compared to $0.7 million in the first quarter of 2006.

      Investing  activities  provided $1.9 million in the first quarter of 2007, driven  by $3.6  million  received  principally  from  the  sale of the HHEM and certain  Norristown assets.  Investing  activities used $5.1 million in the same period of 2006. Cash used for investing  activities in the first quarter of 2006 was  higher  than in 2007  because  of net  cash  paid  out for  precious  metal derivative contracts in 2006 of $4.4 million,  compared to $0.7 million in 2007.
In  addition,  capital  spending in 2006 was $2.2  million,  as compared to $1.0 million spent on capital improvements in the same quarter of 2007.

      Financing  activities  provided $7.2 million in the first quarter of 2007, principally  from additional net drawdowns on H&H's revolving  credit  facility, partially  offset by $3.3 million of principal  repaid on term loans.  Financing activities  provided  $24.6  million  of net cash in the first  quarter of 2006, principally  from new term loan  borrowings,  which totaled $26.0 million during the quarter.  The increase in debt between  December 31, 2005 and March 31, 2006 consisted of the following:  On December 29, 2005, H&H entered into an amendment to its Term B Loan with Steel. This amendment  provided for, among other things, an increase of the Term B Loan in January  2006 by $10  million.  On January 24,
2006,  H&H's  wholly-owned  subsidiary,  OMG, Inc. entered into a loan agreement with  Sovereign  Bank for $8.0  million,  collateralized  by a mortgage  on OMG,
Inc.'s real property.  On March 31, 2006, H&H and Steel agreed to an increase in the Term B Loan in the amount of $9.0  million  and the  prepayment  in the same amount of a portion of H&H's subordinated intercompany promissory note issued to
WHX.

LIQUIDITY

      The Company has incurred  significant  losses and negative cash flows from operations in recent years, and as of March 31, 2007 had an accumulated  deficit of $420.7  million.  As of March 31, 2007, the Company's  current assets totaled
$135.8 million and its current  liabilities  totaled $151.5  million;  a working capital  deficit of $15.7  million.  The Company's  working  capital  deficit at
December 31, 2006 was $1.6  million.  Additionally,  the Company had not been in compliance  with certain of its bank covenants and had been required to obtain a number of waivers from its lenders related to such covenants. For 2005 and 2004, the Company's financial statements  described a number of conditions  concerning the Company's  liquidity  difficulties,  and stated that these conditions raised substantial doubt about the Company's ability to continue as a going concern. On
March 7, 2005, WHX (the parent company) filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code,  continued to operate its business and own and manage its properties as a  debtor-in-possession  under the jurisdiction  of the  bankruptcy  court until it emerged from  protection  under
Chapter 11 of the Bankruptcy Code on July 29, 2005.

      As of March 31, 2007, WHX and its  unrestricted  subsidiaries  had cash of approximately  $0.1  million  and  current  liabilities  of  approximately  $7.5 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable to a related party.  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiaries, H&H and Bairnco (see
Note  14-Subsequent  Event), or other discrete  transactions.  H&H's bank credit facilities  and term loan  effectively  do not permit it to transfer any cash or other assets to WHX (with the  exception  of unsecured  loans to be used to make required  contributions  to the pension plan, and for other uses of an unsecured loan in the aggregate  principal amount not to exceed $3.5 million under certain conditions),  and are  collateralized  by  substantially  all of  H&H's  assets.
Bairnco's  revolving  credit facility  permits  distributions  by Bairnco to WHX under certain conditions, as described below. WHX has no bank credit facility of its own. WHX's ongoing operating cash flow  requirements  consist of funding the minimum  requirements  of the WHX Pension Plan and paying  other  administrative costs.

      H&H's   availability   under  its  revolving  credit  facility  and  other
facilities as of March 31, 2007, was approximately  $15.5 million.  On March 29,
2007,  all such  facilities,  including  the term  loans,  were  amended  to (i)
redefine  EBITDA,  (ii)  reset the levels  and amend  certain  of the  financial
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
wholly-owned  indirect  subsidiary  of  H&H.,  and  Protechno,  S.A.,  a  French corporation and a wholly-owned  subsidiary of Indiana Tube Danmark A/S. Finally, the amendments  also provided for waivers of certain events of default  existing as of March 29, 2007. As of December 31, 2006,  such debt has been classified as long-term  since  the  Company  is no  longer in  default  on the debt,  and the maturity date of the debt is June 30, 2008.

      On June 15, 2007, the lenders under H&H's  revolving  credit  facility and other  facilities  granted a waiver to the events of default arising as a result of the  Order  of  Prejudgment  Attachment  entered  by the  Superior  Court  of
Fairfield  County,  Connecticut  (the "Superior  Court") on December 18, 2006 in
connection  with  the  litigation  known  as HH East  Parcel  v.  Handy & Harman currently  pending in the  Superior  Court in the amount of  $3,520,200  and the
Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of
Fairfield  County,   Connecticut  to  JPMorgan  Chase  Bank  in  the  amount  of
$3,520,200, and related matters (see Note 13- Contingencies).

      On March 4, 2007, the Company sold certain assets,  including the land and building,  certain machinery and equipment,  and inventory of its Handy & Harman
Electronic Materials Corporation subsidiary,  located in East Providence,  Rhode
Island,  as well as  certain of its assets  and  inventory  located in  Malaysia
(collectively  referred to as "HHEM") for net  proceeds  of  approximately  $3.8 million.  Under  the  terms of the sale  agreement,  the  Company  has  retained
responsibility   for  any  pre-existing   environmental   conditions   requiring
remediation at the Rhode Island site.

      In  connection  with the closing of the Bairnco  Offer and the  subsequent
Merger  on  April  24,  2007  (see  Subsequent  Event-below),  Bairnco  became a wholly-owned  subsidiary of WHX. Initial financing was provided by Steel through two credit facilities, in the approximate aggregate amount of $101.5 million. In addition,  the  Bairnco  Revolving  Credit  Facility  was  amended to permit the closing of the Merger and related financing transactions. The availability under the Bairnco Revolving Credit Facility on March 31, 2007 was approximately  $12.0 million. The Bairnco Revolving Credit Facility permits  distributions by Bairnco to WHX under certain  conditions.  Such amount available for distribution to WHX as of May 31, 2007 was approximately $1.0 million.

      In addition to the obligations  under the current credit  facilities,  the
Company also has significant cash flow obligations, including without limitation the amounts  due to the WHX Pension  Plan (as amended by the IRS Waiver and PBGC
Settlement  Agreement entered into December 28, 2006). There can be no assurance that the  funds  available  from  operations  and  under  the  Company's  credit facilities  will be  sufficient  to fund debt  service  costs,  working  capital demands,  pension plan  contributions,  and environmental  remediation costs, or that the Company will be able to obtain  replacement  financing at  commercially reasonable terms upon the expiration of the H&H and Bairnco credit facilities in
June 2008.

      The Company believes that recent developments, as described herein as well as in the Company's  Annual Report on Form 10-K for the year ended  December 31,
2006,  its  operating  plans and its existing  capital  resources and sources of credit,  including the H&H facilities and the Bairnco facilities,  should permit the Company to generate  sufficient  working  capital to meet its obligations as they mature over the next twelve  months.  The Company also continues to examine all of its options and strategies,  including  acquisitions,  divestitures,  and other corporate  transactions,  to increase cash flow and stockholder  value, as well as considering the reduction of certain discretionary  expenses and sale of
certain  non-core  assets.   The  ability  of  the  Company  to  meet  its  cash
requirements  over this time  period is  dependent,  in part,  on the  Company's ability to meet its business  plan and cash flow  projections.  However,  if the
Company's  cash needs are  greater  than  anticipated  or the  Company  does not materially  satisfy its  business  plan or meet its cash flow  projections,  the
Company may be required to seek  additional or  alternative  financing  sources.
There can be no assurance  that such financing will be available or available on terms acceptable to the Company.

SUBSEQUENT EVENT- ACQUISITION OF BAIRNCO CORPORATION

      On April 12, 2007,  Steel and WHX entered into a Stock Purchase  Agreement whereby WHX acquired Steel's entire interest in BZ Acquisition Corp.  ("BZA"), a
Delaware  corporation and wholly owned  subsidiary of Steel (the "BZA Transfer")
for  $10.00.  In  addition,  WHX agreed to  reimburse  all  reasonable  fees and expenses  incurred by Steel in connection with the Offer and the Merger (each as defined below).  BZA is the acquisition  subsidiary in a tender offer to acquire up  to  all  of  the  outstanding  stock  of  Bairnco  Corporation,  a  Delaware corporation  ("Bairnco") for $13.50 per share in cash. Steel  beneficially  owns approximately 50.3% of WHX's outstanding common stock.

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
million.

      In  connection  with the  closing  of the  Offer,  initial  financing  was provided by Steel through two credit  facilities.  Steel  extended to BZA bridge loans in the principal amount of approximately $75.1 million,  $1.4 million, and
$10.0 million (and may extend additional loans of approximately $3.6 million, up to an aggregate total amount of borrowings of $90.0 million)  pursuant to a Loan and Security  Agreement (the "Bridge Loan Agreement"),  between BZA and Bairnco, as borrowers,  and Steel, as lender. In addition,  Steel extended to WHX a $15.0 million  subordinated  loan, which is unsecured at the WHX level,  pursuant to a
Subordinated Loan and Security Agreement (the "Subordinated Loan Agreement" and,
together with the Bridge Loan Agreement, the "Loan Agreements"), between WHX, as borrower,  and Steel, as lender.  WHX contributed the $15.0 million  proceeds of the subordinated loan to BZA as a capital contribution.

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
Interest  is  payable  monthly in  arrears.  Obligations  under the Bridge  Loan
Agreement are guaranteed by certain of Bairnco's subsidiaries and collateralized by a junior lien on the assets of Bairnco and  certain of its  subsidiaries  and capital stock of certain of Bairnco's subsidiaries. Obligations under the Bridge
Loan  Agreement are also  guaranteed by the Company on an unsecured  basis.  The scheduled  maturity date of the indebtedness  under the Bridge Loan Agreement is the earlier to occur of (i) June 30, 2008 and (ii) such time as Bairnco  obtains any replacement  financing.  Indebtedness under the Bridge Loan Agreement may be
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
prepaid without penalty or premium.

      The  Loan  Agreements  contain  customary   representations,   warranties,
covenants,  events of default and indemnification  provisions.  The indebtedness
under  the  Bridge  Loan  Agreement  and  the  related  security   interests  is
subordinated to the indebtedness and related  security  interests  granted under
Bairnco's  existing senior credit  facility.  The guarantees of the indebtedness under the  Subordinated  Loan  Agreement and the related  security  interests is subordinated  to  all  indebtedness  and  security  interests  described  in the preceding sentence.

      Bairnco  operates two core  businesses - Arlon and Kasco.  Arlon  designs, manufactures,  and sells engineered materials and components for the electronic, industrial  and  commercial  markets.  Kasco is a leading  provider of meat-room products  and  maintenance  services  for  the  meat  and  deli  departments  of supermarkets;  restaurants;  meat,  poultry  and  fish  processing  plants;  and
manufacturers   and  distributors  of  electrical  saws  and  cutting  equipment throughout North America,  Europe, Asia and South America. WHX believes that the acquisition of Bairnco will be beneficial  because of Bairnco's strong positions
in  niche  engineered   materials  markets,   and  that  Bairnco's  plant  level
operations,  profit  margins and working  capital will  improve.  The results of operations and assets of Bairnco will be included in the financial statements of
WHX beginning in the second quarter of 2007.

                                       25

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Please see  "Quantitative  and Qualitative  Disclosures About Market Risk"
from the Company's  Annual  Report on Form 10-K for the year ended  December 31,
2006.

ITEM 4.     CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial  Officer  concluded that as of March 31, 2007 our disclosure  controls and procedures were not effective in ensuring that all  information  required to be  disclosed  in  reports  that we file or  submit  under the  Exchange  Act is recorded,  processed,  summarized and reported within the time periods specified in the SEC  rules  and  forms  and that  such  information  is  accumulated  and communicated to our management,  including our Chief Executive Officer and Chief
Financial Officer,  in a manner that allows timely decisions  regarding required disclosure.

      Notwithstanding the existence of the material weaknesses  discussed below,
the  Company's   management  has  concluded  that  the  consolidated   financial
statements  included in this Form 10-Q fairly present, in all material respects, the Company's financial  position,  results of operations and cash flows for the interim  periods  presented in conformity  with  generally  accepted  accounting principles.

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

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or  detected.  As of March 31, 2007 we have  concluded  that the Company did not maintain  effective  disclosure  controls and  procedures  due to the  following material weaknesses:

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

      These  weaknesses  could result in  conditions  that would cause  material adjustments  to the  financial  statements  for the quarter ended March 31, 2007 including:  the  application of SFAS No. 144  "Accounting  for the Impairment or
Disposal of Long-Lived Assets", the completeness of the Company's  environmental remediation  reserves,  treatment of the Rabbi trust,  capitalization of leases, revenue  recognition,  and differences between foreign and US GAAP as it applies to certain international subsidiaries.

PLANS FOR REMEDIATION

The Company has taken the following  actions to address the material  weaknesses noted above:

   o  Increased the  Company's  accounting  and financial  resources by hiring a
      Senior  Vice  President,  an  Assistant  Controller,  a  Treasurer,  and a
      Director of Budgeting  and  Financial  Analysis,  and retaining a regional accounting  firm of  certified  public  accountants  to  assist  financial management in addressing various accounting matters;
   o  Increased  the level of review and  discussion  on complex and  judgmental accounting matters;
   o  Improved controls regarding timely communication of all significant events to management and the Board of Directors; and
   o  Enhanced  the monthly  financial  reporting to senior  management  and the
      Board.

Additional actions planned by management include:

   o  Initiating   processes  and   procedures  to  better   document   employee
      responsibilities including transaction review and monitoring activities;
   o  The   engagement  of  a  third  party  resource  to  support  our  review, documentation  and testing of the  effectiveness  of our internal  control
      over  financial   reporting  under  the  Section  404  provisions  of  the
      Sarbanes-Oxley Act ; and
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

PART II  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

SUMCO INC. V. UNDERWRITERS AT LLOYD'S,  LONDON,  LEXINGTON  INSURANCE COMPANY,
HARTFORD FIRE INSURANCE COMPANY, AND WURTTEMBERGISCHE VERSICHERUNG AG

      On July 7, 2004, Sumco Inc. ("Sumco"),  a wholly-owned  subsidiary of H&H, filed suit in the  Marion  County  Superior  Court of  Indiana  against  certain underwriters  affiliated  with Lloyd's,  London,  Lexington  Insurance  Company,
Hartford Fire  Insurance  Company,  and  Wurttembergische  Versicherung  AG (the
defendants).  Sumco seeks to recover  monies from these  insurance  carriers for losses  incurred  as a result of a January  20,  2002 fire at its metal  plating facility  in  Indianapolis,  Indiana.  At the time of the fire,  Sumco's  parent corporation,  WHX, had in place  layered fire  insurance  policies with combined limits of $25 million and a deductible  of $100,000.  The  defendants  represent carriers  who  provided  $15  million  in  insurance  coverage  in excess of two underlying  policies of $5 million  each.  Defendants  have  previously  paid $5 million in claims.  Sumco  contends  that its losses are in excess of the policy limits,  defendants  have acted in bad  faith,  and that it is  entitled  to the payment of the remaining  approximate $10 million in insurance coverage provided by the  defendants.  In December 2006, the Court ruled on the Motion for Summary
Judgment.  It denied the insurers'  motion for summary judgment on the bad faith claims and limited  the  compensatory  damages  that Sumco  could  recover.  The defendants  have denied the  allegations  of the complaint and asserted  certain defenses.  The parties settled their claims in May 2007 for an aggregate payment to WHX of $5,689,276  from the defendants  (which proceeds were paid to Steel in partial satisfaction of its loan), and an assignment of their interest to WHX in up to  another  $1.7  million  in  proceeds  resulting  from the  settlement  of subrogation  claims  against  various third  parties (the recovery of which,  in whole or part,  is not assured).  Steel will have a first lien,  and the Pension
Benefit  Guaranty   Corporation  a  second  lien,  on  any  additional  proceeds recovered.

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

      On May 22, 2007, HH East served an Order for a  Prejudgment  Attachment in the amount of $3,520,200, issued by the Superior Court, Stamford, Connecticut in
December 2006, against certain  Connecticut  property of H&H and against certain bank accounts  maintained by Handy & Harman at banks in New York. Handy & Harman has brought proceedings in the Superior Court, Stamford, Connecticut, and in the
Supreme Court, State of New York, to oppose the attachment of such bank accounts and to have it lifted. Both proceedings are pending and, with respect to the New
York proceeding,  a Temporary  Restraining  Order ("TRO") was issued on June 11.
The parties are currently actively engaged in settlement  discussions to resolve all  open  issues  and  proceedings  between  them.  On June 14,  2007,  HH East temporarily withdrew its attachment/garnishment against certain bank accounts of
H&H  after  the  posting  of  other  satisfactory  collateral  by H&H and  while settlement discussions are continuing. This also served to vacate the TRO.

      H&H has been working  cooperatively  with the  Connecticut  Department  of
Environmental  Protection  ("CTDEP")  with  respect to its  obligations  under a consent  order entered into in 1989 that applies to both the eastern and western parcels of the property. H&H has been conducting an investigation of the western parcel,  and is  continuing  the process of evaluating  various  options for its remediation.  The  sale  of the  eastern  parcel  that  is the  subject  of this litigation triggered statutory  obligations under Connecticut law to investigate and remediate  pollution at or emanating from the eastern parcel.  H&H completed the  investigation  and has been  actively  conducting  remediation  of all soil conditions  on the  eastern  parcel  for more  than  three  years.  Although  no groundwater  remediation  is  required,  there  will be  monitoring  of same for several years.  The total  remediation  is expected to exceed $28.0 million,  of which  approximately $27.2 million had been expended through March 31, 2007. H&H received  reimbursement  of $2.0 million of these costs from its carrier under a
cost-cap  insurance  policy  and  is  pursuing  its  potential   entitlement  to
additional coverage. Remediation of all soil conditions on site was completed on
April 6, 2007.  HH East  informed H&H in June that it believes  that  additional work  remains  to be done by H&H on the  site.  The  parties  are  currently  in discussion about this matter.

      Please see "Legal  Proceedings"  from the Company's  Annual Report on Form
10-K for the year ended December 31, 2006 and Note 13 to this  Quarterly  Report on Form 10-Q.

ITEM 1A.    RISK FACTORS

      Please see "Risk  Factors" from the  Company's  Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.     OTHER INFORMATION

      On June 15, 2007, the lenders under H&H's  revolving  credit  facility and other  facilities  granted a waiver to the events of default arising as a result of the  Order  of  Prejudgment  Attachment  entered  by the  Superior  Court  of
Fairfield  County,  Connecticut  (the "Superior  Court") on December 18, 2006 in
connection  with  the  litigation  known  as HH East  Parcel  v.  Handy & Harman currently  pending in the  Superior  Court in the amount of  $3,520,200  and the
Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of
Fairfield  County,   Connecticut  to  JPMorgan  Chase  Bank  in  the  amount  of
$3,520,200, and related matters (see Note 13- Contingencies).

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

June 19, 2007

