Form 10-Q
period 2007-06-30
WHX CORP
filed 2007-08-14
CIK 106618

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended   June 30, 2007
                                     -------------------------------------------

/ /         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the transition period from                              to
                                     ---------------------------     -----------

            COMMISSION FILE NUMBER 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              13-3768097
          ------------------------                 -------------------
         (State of Incorporation)                     (IRS Employer
                                                   Identification No.)

         555 Theodore Fremd Avenue
               Rye, New York                              10580
               -------------                              -----
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

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check
one): Large accelerated filer     Accelerated filer     Non-accelerated filer X
                             ---                   ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes        No  X
                                        ---       ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes  X     No
                                ---       ---

The number of shares of Common Stock issued and  outstanding as of June 30, 2007 was 10,000,498.

PART I. ITEM 1: FINANCIAL STATEMENTS

                                                      WHX CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                             2007              2006            2007            2006
                                                        ----------------  ---------------  --------------  --------------
                                                                         (in thousands - except per-share)

Net sales                                                  $ 176,854        $ 125,223        $ 294,691        $ 237,984

Cost of goods sold                                           136,686          101,704          235,041          193,056
                                                           ---------        ---------        ---------        ---------

Gross profit                                                  40,168           23,519           59,650           44,928

Selling, general and administrative expenses                  30,743           16,031           49,518           31,013
Proceeds from insurance claims                                (5,689)            --             (5,689)            --
Environmental remediation expense                               --               --               --              2,909
Loss on disposal of assets                                         5               43              135               87
Asset impairment charge                                         --              1,778             --              1,778
Restructuring charges                                           --              1,931             --              1,931
                                                           ---------        ---------        ---------        ---------

Income from operations                                        15,109            3,736           15,686            7,210
                                                           ---------        ---------        ---------        ---------

Other:
    Interest expense                                          10,336            5,365           17,906            9,948
    Realized and unrealized (gain) loss on derivatives          (615)            (936)              76            4,530
    Other expense                                                 50              183              190              134
                                                           ---------        ---------        ---------        ---------
Income (loss) from continuing operations
    before taxes                                               5,338             (876)          (2,486)          (7,402)

Tax provision                                                  1,308              696            2,017            1,234
                                                           ---------        ---------        ---------        ---------

Income (loss) from continuing operations,net of tax            4,030           (1,572)          (4,503)          (8,636)

Discontinued operations:
      Loss from discontinued operations, net of tax             --                167             --                167
                                                           ---------        ---------        ---------        ---------

Net income (loss)                                          $   4,030        $  (1,739)       $  (4,503)       $  (8,803)
                                                           =========        =========        =========        =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Income (loss)  from continuing operations per share        $    0.40        $   (0.16)       $   (0.45)       $   (0.86)
Discontinued operations                                         --              (0.02)            --              (0.02)
                                                           ---------        ---------        ---------        ---------
Net income (loss) per share
      applicable to common stock                           $    0.40        $   (0.17)       $   (0.45)       $   (0.88)
                                                           =========        =========        =========        =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                             2

                                            WHX CORPORATION
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)

                                                                 June 30,             December 31,
                                                                   2007                  2006
                                                             -----------------      -----------------
                                                                (Dollars and Shares in Thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                  $   5,427              $   4,776
      Trade receivables - net                                      114,106                 58,697
      Inventories                                                   89,309                 57,177
      Deferred income taxes                                            888                    339
      Assets held for sale                                            --                    3,967
      Other current assets                                          11,400                  5,611
                                                                 ---------              ---------
                 Total current assets                              221,130                130,567

Property, plant and equipment at cost, less
      accumulated depreciation and amortization                    115,815                 78,120
Goodwill and other intangibles, net                                114,817                 68,272
Other non-current assets                                            20,453                 16,906
                                                                 ---------              ---------
                                                                 $ 472,215              $ 293,865
                                                                 =========              =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
     Trade payables                                              $  58,284              $  39,194
     Accrued environmental liability                                 4,562                  9,421
     Accrued liabilities                                            48,411                 28,456
     Accrued interest expense - related party                       12,588                  9,827
     Current portion of long-term debt                              60,803                  4,778
     Current portion of long-term debt - related party              89,627                   --
     Short-term debt                                                71,716                 40,321
     Deferred income taxes                                             123                    123
                                                                 ---------              ---------
               Total current liabilities                           346,113                132,120

Long-term debt                                                      29,783                 70,901
Long-term debt - related party                                     102,680                 89,627
Accrued pension liability                                           45,145                 53,445
Other employee benefit liabilities                                   8,083                  8,667
Deferred income taxes                                                3,904                  2,868
Other liabilities                                                    3,616                   --
                                                                 ---------              ---------
                                                                   539,324                357,628
                                                                 ---------              ---------

Stockholders' (Deficit) Equity:
Preferred stock- $.10 par value; authorized 5,000
   shares; issued and outstanding -0- shares                          --                     --
Common stock -  $.01 par value; authorized 50,000 and 40,000
   shares; issued and outstanding 10,000 shares                        100                    100
Warrants                                                             1,287                  1,287
Accumulated other comprehensive loss                               (44,950)               (47,335)
Additional paid-in capital                                         394,308                394,308
Accumulated deficit                                               (417,854)              (412,123)
                                                                 ---------              ---------
Total stockholders' deficit                                        (67,109)               (63,763)
                                                                 ---------              ---------
                                                                 $ 472,215              $ 293,865
                                                                 =========              =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                   3

                                             WHX CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                            Six Months Ended June 30,
                                                                            2007                2006
                                                                     -----------------    -----------------
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $  (4,503)           $  (8,803)

Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                                              7,813                6,559
  Stock based compensation                                                     910                 --
  Asset impairment charge                                                     --                  1,778
  Amortization of debt related costs                                         1,248                1,081
  Other postretirement benefits                                                351                 (218)
  Curtailment of employee benefit obligations                                  727                  128
  Loss on asset dispositions                                                   135                   87
  Equity in after-tax income of affiliated companies                           (18)                (134)
  Unrealized gain on derivatives                                               (35)                (252)
  Reclassification of net cash settlements on derivative instruments           111                4,782
Decrease (increase) in working capital elements,
  net of effect of acquisitions:
    Trade receivables                                                      (23,828)             (12,275)
    Inventories                                                              3,621                1,358
    Other current assets                                                       787                1,970
    Accrued interest expense-related party                                   2,761                 --
    Other current liabilities                                               (5,421)              (7,519)
  Other items-net                                                           (1,079)                (380)
  Discontinued operations                                                     --                   (300)
                                                                         ---------            ---------
Net cash used in operating activities                                      (16,420)             (12,138)
                                                                         ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Bairnco, net of cash acquired                             (99,555)                --
  Plant additions and improvements                                          (3,638)              (4,826)
  Net cash settlements on derivative instruments                              (111)              (4,782)
  Proceeds from sales of assets                                              3,795                  139
  Discontinued operations                                                     --                  1,400
                                                                         ---------            ---------
Net cash used in investing activities                                      (99,509)              (8,069)
                                                                         ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from term loans - related party                                 101,391               19,000
  Proceeds from term loans - Domestic                                           32                7,000
  Net increase (decrease) in short term debt                                19,944                 (127)
  Repayments of term loans - Foreign                                          (246)                (226)
  Repayments of term loans - Domestic                                       (4,667)              (3,688)
  Deferred financing charges                                                (1,046)                (156)
  Payment in kind interest on related party debt                             1,289                 --
  Net change in overdrafts                                                    (236)                (841)
                                                                         ---------            ---------
Net cash provided by financing activities                                  116,461               20,962
                                                                         ---------            ---------
NET CHANGE FOR THE PERIOD                                                      532                  755
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                                    119                  140
Cash and cash equivalents at beginning of period                             4,776                4,076
                                                                         ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   5,427            $   4,971
                                                                         =========            =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                    4

                                                     WHX CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                            IN STOCKHOLDERS' (DEFICIT) EQUITY
                                                       (Unaudited)

                                                                     Six Months Ended June 30, 2007

(in thousands)
                                                     Common Stock,
                                       Shares        Warrants and                       Accumulated
                                         of           Additional                           Other             Total
                                       Common          Paid-in        Accumulated      Comprehensive      Stockholders'
                                        Stock          Capital          Deficit            Loss         (Deficit) Equity
                                    -------------   -------------    -------------     -------------    ----------------

Balance at December 31, 2006            10,000        $ 395,695        $(412,123)        $ (47,335)        $ (63,763)
Cumulative effect of adoption of
FIN 48 (Note 5)                           --               --             (1,228)             --              (1,228)
                                     ---------        ---------        ---------         ---------         ---------
Balance at January 1, 2007              10,000        $ 395,695        $(413,351)        $ (47,335)        $ (64,991)

Net loss                                  --               --             (4,503)             --              (4,503)
Currency translation adjustments          --               --               --               1,039             1,039
Curtailment adjustment                    --               --               --               1,346             1,346
                                                                                                           ---------
Comprehensive loss                        --               --               --                --              (2,118)

                                     ---------        ---------        ---------         ---------         ---------
Balance at June 30, 2007                10,000        $ 395,695        $(417,854)        $ (44,950)        $ (67,109)
                                     =========        =========        =========         =========         =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                            5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY AND NATURE OF OPERATIONS

      WHX  Corporation,  the parent  company  ("WHX") is a holding  company that invests in and manages a group of businesses on a decentralized  basis. WHX owns
Handy & Harman  ("H&H"),  which is a  diversified  manufacturing  company  whose strategic  business units encompass three reportable  segments:  precious metal,
tubing,  and  engineered   materials.   In  April  2007,  WHX  acquired  Bairnco
Corporation  ("Bairnco").  See Note 2. Bairnco operates  business units in three reportable  segments:  Arlon  electronic  materials,  Arlon coated materials and
Kasco replacement products and services.  The Arlon electronic materials segment designs, manufactures, markets and sells high performance laminate materials and bonding  films  utilized  in the  military/aerospace,  wireless  communications, automotive, oil drilling, and semiconductor markets. Among the products included in the Arlon electronic  materials segment are high technology materials for the printed circuit board industry and silicone rubber products for insulating tapes and flexible heaters. The Arlon coated materials segment designs,  manufactures, markets and sells laminated and coated  products to the  electronic,  industrial and commercial markets under the Arlon and Calon brand names. Among the products included in the Arlon coated materials  segment are vinyl films for graphics art applications,  foam tapes used in window  glazing,  and  electrical  and thermal insulation  products.  The Kasco replacement  products and services segment is a leading provider of meat-room products (principally replacement band saw blades)
and on site  maintenance  services  principally to retail food stores,  meat and deli operations,  and meat,  poultry and fish processing  plants  throughout the
United States, Canada and Europe. In Canada and France, in addition to providing its replacement products, Kasco also sells equipment to the supermarket and food processing industries.  The results of operations of Bairnco are included in the financial results of WHX beginning April 13, 2007. WHX, together with all of its subsidiaries, are referred to herein as the "Company."

NOTE 2 - ACQUISITION OF BAIRNCO

      On April 12, 2007, WHX and Steel Partners II, L.P.  ("Steel") entered into a Stock Purchase  Agreement  whereby WHX acquired  Steel's entire interest in BZ
Acquisition  Corp.  ("BZA"),  a  wholly  owned  subsidiary  of Steel  (the  "BZA
Transfer") for $10.00.  BZA was the acquisition  subsidiary in a tender offer to acquire up to all of the  outstanding  stock of Bairnco  for $13.50 per share in cash. Steel also  beneficially  owns  approximately  50.3% of WHX's  outstanding common  stock.  WHX also agreed to reimburse  all  reasonable  fees and expenses incurred by Steel in  connection  with the Offer and the Merger (each as defined below).

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

      Pursuant to the Merger  Agreement,  on April 24, 2007, BZA was merged with and into Bairnco with  Bairnco  continuing  as the  surviving  corporation  as a wholly owned  subsidiary of WHX (the  "Merger").  At the  effective  time of the
Merger,  each Bairnco common share then outstanding  (other than shares owned by
BZA or its direct parent  entity,  shares owned by Bairnco as treasury stock and shares held by stockholders who properly  exercised their appraisal  rights) was automatically  converted  into the  right to  receive  $13.50  per share in cash without interest and subject to applicable withholding taxes.  Immediately prior to the  Merger,  BZA held  approximately  90.1%  of the  outstanding  shares  of
Bairnco.  The  proceeds  required  to fund  the  closing  of the  Offer  and the resulting Merger and to pay related fees and expenses were approximately  $101.5 million.  In  connection  with the closing of the Offer,  initial  financing was provided by Steel through two credit facilities, which are described in Note 10-
Debt. One of the initial  financing  facilities was refinanced on July 18, 2007, and such credit facility is described in Note 14-Subsequent Events.

      WHX believes that the acquisition of Bairnco will be beneficial because of
Bairnco's  strong positions in its three business  segments,  and that Bairnco's plant level operations, profit margins and working capital can be improved.

      The acquisition was accounted for under the purchase method of accounting.
The operations of Bairnco comprise three new reportable  segments for WHX; Arlon
Coated Materials, Arlon Electronic Materials, and Kasco Replacement Products and
Services.  Management  is  responsible  for valuing  the assets and  liabilities acquired,  and  such  valuation  has not yet  been  completed.  The  preliminary purchase price  allocation,  subject to change  pending  completion of the final valuation and analysis, is as follows:

                                      Amount
                                  --------------
                                  (In Thousands)
Net tangible assets                  $ 54,276
Identifiable intangible assets          9,732
Goodwill                               37,445
                                     --------
     Purchase price                  $101,453
                                     ========

      The  components  of the $9.7  million of estimated  acquired  Identifiable
Intangible Assets, listed in the above table, are as follows:

                                                                Amortization
                                                  Amount           Period
                                             --------------     ------------
                                             (In Thousands)
Customer relationships                            $6,921         10-20 years
Trademarks/Brand names                             2,208         5-10 years
Non-compete agreement                                446         5 years
Engineering drawings                                 157         7 years
                                                  ------
    Total Identifiable Intangible Assets          $9,732
                                                  ======

      Amortization  expense on these intangible assets recorded from acquisition through June 30, 2007 was $0.1 million. The Goodwill has an indefinite life and, accordingly,  will not be amortized,  but will be subject to periodic impairment testing at future periods in accordance  with SFAS No. 142,  "Goodwill and Other
Intangible  Assets".  Approximately  $1.4  million of the  acquired  goodwill is expected to be amortizable for income tax purposes.

      Effective  April 13, 2007, the  consolidated  financial  statements of WHX include  the actual  results of  operations  of  Bairnco.  The  following  table summarizes  unaudited  pro forma  financial  data for the combined  companies as though the Company had acquired Bairnco as of January 1, 2006:

                                             COMBINED WHX AND BAIRNCO

                                     For the Three Months Ended June 30,       For the Six Months Ended June 30,
   (in thousands)                         2007                 2006                2007                 2006
                                     -------------        -------------        -------------        -------------

Net sales                              $ 182,896            $ 170,217            $ 349,460            $ 325,836

Loss from continuing
operations before income taxes         $  (2,411)           $  (2,740)           $ (13,633)           $ (11,605)

Net loss                               $  (3,679)           $  (3,866)           $ (15,774)           $ (13,610)

Net loss per common share              $   (0.37)           $   (0.39)           $   (1.58)           $   (1.36)

      Included  in the above pro forma  pretax  results  for Bairnco for the six months ended June 30, 2007 are non-recurring charges of $5.7 million relating to amounts  owed due to the change in control of Bairnco and costs of $1.4  million relating to the tender offer that were not included in the purchase price of the company.  Included in the above pro forma  pretax  results for WHX for the three and six months  ended June 30,  2007 is income of $5.7  million  relating to the settlement  of a  fire  insurance  claim  from  a  prior  year.  The  pro  forma information  noted  above  should  be  read  in  conjunction  with  the  related historical  information  and is not  necessarily  indicative of the results that would have been attained had the transaction  actually taken place as of January
1, 2006;  nor is it indicative of any future  operating  results of the combined entities.

NOTE 3 - LIQUIDITY

      The Company has incurred  significant  losses and negative cash flows from operations in recent years,  and as of June 30, 2007 had an accumulated  deficit of $417.9  million.  As of June 30, 2007,  the Company's  current assets totaled
$221.1 million and its current  liabilities  totaled $346.1  million;  a working capital  deficit of $125.0  million.  The Company's  working  capital deficit at
December 31, 2006 was $1.6  million.  As of June 30,  2007,  the majority of the
Company's  debt has been  classified  as  short-term  since its maturity date is within twelve months (June 30, 2008); whereas as of December 31, 2006, such debt was  classified  as long-term  since its maturity  date  exceeded one year.  The
Company  intends to refinance its debt,  but there can be no assurance that such financing will be available or available on terms acceptable to the Company.

      As of June 30, 2007,  WHX and its  unrestricted  subsidiaries  had cash of approximately  $0.1  million  and  current  liabilities  of  approximately  $8.7 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable to a related party.  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiaries,  H&H and Bairnco, or other  discrete  transactions.  H&H's  bank  credit  facilities  and  term  loan effectively  do not permit it to transfer  any cash or other assets to WHX (with the exception of unsecured  loans to be used to make required  contributions  to the  pension  plan,  and for other uses of an  unsecured  loan in the  aggregate principal amount not to exceed $3.5 million under certain  conditions),  and are collateralized  by  substantially  all of H&H's  assets.  WHX has no bank credit facility of its own. WHX's ongoing operating cash flow  requirements  consist of funding  the  minimum  requirements  of the WHX  Pension  Plan and paying  other administrative costs.

      H&H's   availability   under  its  revolving  credit  facility  and  other
facilities as of June 30, 2007, was  approximately  $10.1 million.  On March 29,
2007,  all such  facilities,  including  the term  loans,  were  amended  to (i)
redefine  EBITDA,  (ii)  reset the levels  and amend  certain  of the  financial
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
wholly-owned  indirect  subsidiary  of  H&H,  and  Protechno,   S.A.,  a  French
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
Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of
Fairfield  County,   Connecticut  to  JPMorgan  Chase  Bank  in  the  amount  of
$3,520,200, and related matters (see Note 13- Contingencies).

      On July 20, 2007, H&H and its lenders under its revolving  credit facility and other facilities amended such facilities to permit additional loans by Steel to H&H in an  aggregate  amount not to exceed  $7,389,276,  and permit the loan, distribution  or other  advances by H&H to WHX of up to  $7,389,276,  subject to certain limitations,  to the extent loaned by Steel to H&H as permitted by these amendments. See Note 14- Subsequent Events.

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
remediation at the Rhode Island site.

      Bairnco  became a  wholly-owned  subsidiary of WHX in April 2007.  Initial financing  to fund the tender  offer was  provided  by Steel  through two credit
facilities,   in  the  approximate  aggregate  amount  of  $101.5  million.  The availability  under the Bairnco  Revolving  Credit Facility on June 30, 2007 was
approximately $5.9 million. The Bairnco Revolving Credit Facility,  as well as a portion of the initial financing, were refinanced on July 18, 2007. See Note 14-
Subsequent Events.

      In addition to the obligations  under the current credit  facilities,  the
Company also has significant cash flow obligations, including without limitation the amounts  due to the WHX Pension  Plan (as amended by the IRS Waiver and PBGC
Settlement  Agreement  entered into December 28, 2006). The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate  transactions,  to increase cash flow and stockholder value, as well as considering the reduction of certain discretionary  expenses and sale of certain non-core  assets.  The Company intends to refinance its debt prior to maturity. There can be no assurance that the funds available from operations and under the Company's  credit  facilities  will be sufficient to fund debt service costs,  working capital demands,  pension plan contributions,  and environmental remediation  costs,  or that  the  Company  will be able to  obtain  replacement financing at commercially reasonable terms upon the expiration of the H&H credit facilities in June 2008.

NOTE 4 - BASIS OF PRESENTATION

      The condensed  consolidated  balance sheet as of December 31, 2006,  which has been derived from audited financial statements,  and the unaudited condensed consolidated  financial  statements  included  herein have been  prepared by the
Company in  accordance  with the rules and  regulations  of the  Securities  and
Exchange  Commission.  Certain  information  and footnote  disclosures  normally included in financial  statements prepared in accordance with generally accepted accounting  principles  have been condensed or omitted in accordance  with those rules and  regulations,  although the Company believes that the disclosures made are adequate to make the information not  misleading.  This quarterly  report on
Form 10-Q should be read in conjunction with the Company's audited  consolidated financial  statements  contained  in Form 10-K for the year ended  December  31,
2006.  Certain  amounts  for the prior year  period  have been  reclassified  to conform to the current year presentation.

      In the opinion of management, the interim financial statements reflect all normal and recurring  adjustments  necessary to present fairly the  consolidated financial  position and the results of operations  and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted  accounting  principles requires management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. Actual results could differ from those estimates.  The results of  operations  for the six  months  ended  June 30,  2007  are not  necessarily indicative of the operating results for the full year.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2006, the Financial  Accounting Standards Board (FASB) issued FASB
Interpretation   No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes,  an
Interpretation  of SFAS  Statement  109" ("FIN No.  48"),  which  clarifies  the accounting for uncertainty in tax positions.  This Interpretation  provides that the  tax  effects  from an  uncertain  tax  position  can be  recognized  in the financial  statements,  only if the  position  is more  likely than not of being sustained  on  audit,  based  on  the  technical  merits  of the  position.  The provisions of FIN No. 48 are effective as of the beginning of fiscal 2007,  with the  cumulative  effect of the change in  accounting  principle  recorded  as an adjustment to opening retained earnings.

      The Company  adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the  implementation  of FIN No. 48, an increase in the  liability  for
unrecognized   income  tax  benefits  of  $1.2  million  was   recognized,   and
accordingly,  an adjustment to opening  retained  earnings was recorded.  At the adoption date of January 1, 2007,  the Company had $2.7 million of  unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At
June 30, 2007, the Company has $3.1 million of  unrecognized  tax benefits.  The increase in the amount of  unrecognized  tax  benefits  in the six month  period ended June 30, 2007 related to interest and to the acquisition of Bairnco.

      The Company  recognizes  interest and  penalties  related to uncertain tax positions in income tax expense. As of June 30, 2007, approximately $0.6 million of interest  related to uncertain  tax  positions is accrued.  It is  reasonably possible that the total amount of unrecognized  tax benefits will decrease by as much as $0.4 million  during the next twelve  months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions.  The tax years 2003-2006 remain open to examination by the major taxing  jurisdictions to which the Company is subject.

      The  Company's  tax  provisions  included  in the  Condensed  Consolidated
Statements  of Operations  for all periods  presented are comprised of state and foreign  taxes.  The  Company has not  recorded  federal  income  taxes in these periods since in the opinion of management,  it is more likely than not that the benefit of the Company's net operating loss carryforward will not be realized in the future.  The Company  records a valuation  allowance  against  deferred  tax assets resulting from net operating loss carryforwards.

      In September  2006,  the FASB issued  Statement  of  Financial  Accounting
Standards No. 157,  "Fair Value  Measurements"  ("SFAS No.  157").  SFAS No. 157
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

      In  February  2007,  the FASB issued  Statement  of  Financial  Accounting
Standards  No. 159,  "The Fair Value Option for  Financial  Assets and Financial
Liabilities"  ("SFAS No.  159").  SFAS No.  159  permits  entities  to choose to measure many financial  instruments and certain other items at fair value.  SFAS
No. 159 is effective for financial  statements issued for fiscal years beginning after  November 15,  2007.  The Company is  currently  evaluating  the impact of adopting  SFAS No. 159 on its  consolidated  financial  position  and results of operations.

NOTE 6 - NET INCOME (LOSS) PER SHARE

      The  computation  of basic earnings or loss per common share is based upon the  weighted  average  number of shares of Common  Stock  outstanding.  Diluted earnings per share gives effect to dilutive  potential common shares outstanding during the  period.  No common  share  equivalents  were  dilutive in any period presented.  For the three and six  months  ended  June 30,  2006 and for the six months ended June 30, 2007, the Company  reported a net loss and therefore,  any outstanding  warrants and stock options would have had an anti-dilutive  effect.
For the three months ended June 30, 2007,  the Company's  752,688  warrants were anti-dilutive,  and the dilutive  effect of the Company's  420,000 phantom stock options (See Note 7) was not material.

RECONCILIATION OF  INCOME (LOSS) AND SHARES IN EPS CALCULATION
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 For the Three Months Ended June 30, 2007

                                                               Loss               Shares             Per-Share
                                                            (Numerator)        (Denominator)          Amount
                                                         ----------------  -------------------- ------------------

Net income                                                   $ 4,030
Less: Preferred stock dividends                                 --
                                                             -------
BASIC AND DILUTED EPS
Net income applicable to common stockholders                 $ 4,030               10,000             $   0.40
                                                             =======               ======             ========

                                                                  For the Three Months Ended June 30, 2006
                                                               Loss               Shares             Per-Share
                                                            (Numerator)        (Denominator)          Amount
                                                         ----------------  -------------------- ------------------

Net loss                                                     $(1,739)
Less: Preferred stock dividends                                 --
                                                             -------
BASIC AND DILUTED EPS
Loss applicable to common stockholders                       $(1,739)              10,000             $  (0.17)
                                                             =======               ======             ========

                                                                    For the Six Months Ended June 30, 2007
                                                               Loss               Shares             Per-Share
                                                            (Numerator)        (Denominator)          Amount
                                                         ----------------  -------------------- ------------------

Net loss                                                     $(4,503)
Less: Preferred stock dividends                                 --
                                                             -------
BASIC AND DILUTED EPS
Loss applicable to common stockholders                       $(4,503)              10,000             $  (0.45)
                                                             =======               ======             ========

                                                                   For the Six Months Ended June 30, 2006
                                                               Loss               Shares             Per-Share
                                                            (Numerator)        (Denominator)          Amount
                                                         ----------------  -------------------- ------------------

Net loss                                                     $(8,803)
Less: Preferred stock dividends                                 --
                                                             -------
BASIC AND DILUTED EPS
Loss applicable to common stockholders                       $(8,803)              10,000             $  (0.88)
                                                             =======               ======             ========

NOTE 7 - STOCK-BASED COMPENSATION

      Stock-based  compensation expense is recorded based on the grant-date fair value  estimated  in  accordance  with the  revisions  of Revised  Statement  of
Financial   Accounting   Standards   No.  123,   "Accounting   for   Stock-Based
Compensation,"  ("SFAS 123(R)").  The Company measures stock-based  compensation cost at the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the employee's requisite service (vesting)
period.

      The  Company had agreed to grant stock  options  upon  adoption of a stock option plan by the Board of Directors and registration  thereof with the SEC, or in lieu thereof, phantom stock options or equivalent other consideration (at the sole  discretion  of the  Company),  to various  officers  and  employees of the
Company,  on or as of the following effective dates (in the case of December 31,
2006, on or before) and in the following respective amounts,  with strike prices or equivalent values as if granted on the dates set forth:

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

      The  Company  estimated  the fair value of the  phantom  stock  options in accordance with SFAS No.123(R) using a Black-Scholes  option-pricing  model. The expected  average  risk-free  rate is based on U.S.  treasury  yield curve.  The expected  average life  represents  the period of time that options  granted are
expected  to  be  outstanding.   Expected  volatility  is  based  on  historical
volatilities of WHX's post-bankruptcy  common stock. The expected dividend yield is based on historical information and management's plan.

                                Six Months Ended
Assumptions                      June 30, 2007
-----------------------         ----------------
Risk-free interest rate              4.92%
Vesting period                      3 years
Expected dividend yield              0.00%
Expected life (in years)           4.5 years
Volatility                           58.7%

      Under SFAS 123R,  the Company is required to adjust its  obligation to the fair value of such phantom stock options from the effective  date of grant up to the date of actual grant. The Company has recorded $0.7 million and $0.9 million of stock-based  compensation  expense related to these phantom stock options for the three and six month  periods  ended June 30, 2007,  respectively.  Effective
July 6, 2007, the Company  cancelled the phantom stock options and granted stock options to these employees on similar terms. See Note 14- Subsequent Events.

NOTE 8 - INVENTORIES

      Inventories  at June 30,  2007 and  December  31,  2006 are  comprised  as follows:

(in thousands)                               June 30,       December 31,
                                               2007             2006
                                           ------------     ------------

Finished products                            $ 41,348        $ 16,162
In - process                                   15,563           5,743
Raw materials                                  26,692          25,423
Fine and fabricated precious metal in
various stages of completion                    9,845          17,702
                                             --------        --------
                                               93,448          65,030
LIFO reserve                                   (4,139)         (7,853)
                                             --------        --------
                                             $ 89,309        $ 57,177
                                             ========        ========

      In order to  produce  certain  of its  products,  the  Company  purchases, maintains  and utilizes  precious  metal  inventory.  H&H enters into  commodity futures and  forwards  contracts  on  precious  metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations. As these derivatives are not designated as accounting hedges under  Statement of Financial  Accounting  Standards  ("SFAS") No. 133, they are accounted for as derivatives with no hedge designation. Accordingly, the Company
recognizes   realized  and  unrealized   gains  and  losses  on  the  derivative
instruments  related to precious metal.  Such realized and unrealized  gains and losses are recorded in current period earnings as other income or expense in the
Company's  consolidated  statement of operations.  The three month periods ended
June  30,  2007 and  2006  include  gains  of $0.6  million  and  $0.9  million, respectively,  and the six month  periods  ended June 30, 2007 and 2006  include losses  of  $0.1million  and  $4.5  million,  respectively,  relating  to  these adjustments.  In addition,  the Company  records its precious metal inventory at
LIFO cost,  subject  to lower of cost or market  with any  adjustments  recorded through cost of goods sold.  The market value of the  precious  metal  inventory exceeded  LIFO value cost by $4.1  million and $7.9 million at June 30, 2007 and
December 31, 2006, respectively.

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
In the first quarter of 2007, the Company received 400,000 troy ounces of silver from a customer under an unallocated pool account  agreement.  Such agreement is cancelable by the customer upon six months notice. Because of a reduction in its operating  needs as well as a result of this  agreement,  the quantity of silver owned by the Company  declined by 622,000 troy ounces as of June 30,  2007.  The
Company  deferred $4.2 million of profit  arising from this  liquidation of LIFO inventory,  which is currently being treated as temporary,  and such deferral is included in accrued liabilities on the June 30, 2007 balance sheet.

                                             June 30,       December 31,
                                              2007              2006
                                         --------------    --------------
   Silver ounces:
     Customer metal                           706,093          137,711
     H&H owned metal                          435,741        1,057,900

   Gold ounces:
     Customer metal                               464              907
     H&H owned metal                            6,177            5,800

   Palladium ounces:
     Customer metal                             1,338            1,338
     H&H owned metal                            1,067            1,535

Supplemental inventory information:
                                             June 30,       December 31,
                                              2007              2006
                                         --------------    --------------
                                         (in thousands, except per ounce)
Precious metal stated at LIFO cost         $    5,706       $    9,849
Market value per ounce:
   Silver                                  $    12.40       $    12.85
   Gold                                    $   649.51       $   635.99
   Palladium                               $   365.00       $   323.50

      One of Bairnco's  suppliers informed Bairnco that it will be discontinuing production of a particular  raw material.  Certain  customers  have paid Bairnco deposits and warehousing  fees to secure  inventory  levels of the raw material.
The fees paid by the customers are deferred on Bairnco's  balance sheet, and are being amortized over periods ranging from 12 to 72 months.  As of June 30, 2007,
$1.0 million is included in current  liabilities and $2.3 million is included in long-term liabilities on the consolidated balance sheet in connection with these customer agreements.

NOTE 9 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

      The following  table presents the components of net periodic  pension cost
(credit) for the Company's pension plans for the three and six months ended June
30, 2007 and 2006.  The pension cost (credit) of the Bairnco U.S.  pension plans is included in the three and six month period of 2007 since the acquisition date of April 13, 2007:

(In Thousands)                               Three Months Ended                Six Months Ended
                                                  June 30,                          June 30,
                                              2007        2006                2007          2006
                                          --------------------------      --------------------------
Service cost                               $     90     $     57            $    165     $    141
Interest cost                                 6,428        5,762              12,353       11,366
Expected return on plan assets               (8,286)      (7,109)            (15,786)     (14,092)
Amortization of prior service cost               30           17                  55           38
Recognized actuarial (gain)/loss                299           75                 524          303
Special termination benefit charge             --            128                --            128
                                           --------     --------            --------     --------
                                           $ (1,439)    $ (1,070)           $ (2,689)    $ (2,116)
                                           ========     ========            ========     ========

      In addition to the WHX Pension  Plan which is included in the table above,
WHX also maintains  several other  retirement and  postretirement  benefit plans covering  substantially  all of the  employees of WHX and H&H.  The  approximate aggregate  expense  for these plans was $0.9  million  and $0.2  million for the three months ended June 30, 2007 and 2006,  respectively,  and aggregate expense of $1.1  million and  aggregate  income of $0.2 million for the six months ended
June 30, 2007 and 2006, respectively.  The increase in expense for the three and six months ended June 30, 2007 was the result of a one time  curtailment  charge of $0.7  million  to  redesign  the  postretirement  benefit  plan of one of the subsidiaries of H&H. The reason for the aggregate income for these benefit plans in 2006 was that effective January 1, 2006, the H&H  non-qualified  pension plan adopted an amendment  under the plan to freeze  benefits  for all  participants.
This resulted in a curtailment credit of $0.5 million, which was recorded in the first quarter of 2006.

      Bairnco  maintains  a 401(k)  plan to provide  retirement  benefits to its employees in the United States. A base contribution of 1% of pay is made to each participant's  account,  plus Bairnco matches 50% of up to 4% of pay contributed by the  employee.  Bairnco  has a  pension  plan  at one  of its  United  States subsidiaries, which is included in the 2007 table above. The benefits paid under this plan are based on employees' years of service and  compensation  during the last years of  employment.  In  addition  to the U.S.  pension  plan,  Bairnco's
Canadian  subsidiary  provides  retirement  benefits for its employees through a
defined   contribution  plan,  and  Bairnco's  European   subsidiaries   provide
retirement benefits for employees  consistent with local practices.  The foreign plans are not significant in the aggregate.

NOTE 10 - DEBT

      Long-term debt consists of the following:

                                                June 30,     December 31,
                                                  2007           2006
      (in thousands)                          ------------   ------------

      H&H Term Loan - related party             $ 89,627       $ 89,627
      H&H Credit Facility - Term Loan A           11,078         14,453
      H&H Term Loan                               42,000         42,000
      H&H Supplemental Term Loan                   5,951          6,883
      Other H&H debt-domestic                      6,792          6,868
      Other H&H debt-foreign                       5,365          5,475
      Bairnco Term Loan                           14,347           --
      Bairnco Credit Facility                        141           --
      Bairnco China foreign loan facility          4,912           --
      Bairnco Bridge Loan-related party           87,188           --
      WHX Subordinated Loan-related party         15,492           --
                                                --------       --------
                                                 282,893        165,306
      Less portion due within one year           150,430          4,778
                                                --------       --------
      Total long-term debt                      $132,463       $160,528
                                                ========       ========

      As of  June  30,  2007,  the  majority  of the  Company's  debt  has  been classified as  short-term  since its maturity date is within twelve months (June
30,  2008);  whereas  as of  December  31,  2006,  such debt was  classified  as long-term  since its maturity  date  exceeded one year.  The Company  intends to refinance  its debt but there can be no assurance  that such  financing  will be available or available on terms acceptable to the Company.

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
Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of
Fairfield  County,   Connecticut  to  JPMorgan  Chase  Bank  in  the  amount  of
$3,520,200, and related matters (see Note 13- Contingencies).

      On July 20, 2007, H&H and its lenders under its revolving  credit facility and other facilities amended such facilities. See Note 14- Subsequent Events.

      On November  9, 2006,  Bairnco  entered  into a five year,  $42.0  million
Secured Credit Facility. The $42.0 million facility is apportioned as follows: a five-year  $15.0  million Term Loan and up to a $27.0 million  Revolving  Credit
Facility,  including a $13.0 million  sub-limit for letters of credit and a $3.0 million  sub-limit for foreign  currency  loans.  The Bairnco  Revolving  Credit
Facility is  collateralized by a first lien on substantially all of the domestic assets of Bairnco,  the capital  stock of domestic  subsidiaries  and 65% of the capital stock of foreign  subsidiaries.  The Bairnco  Revolving  Credit Facility matures on November 8, 2011. This Bairnco  Revolving Credit Facility was amended on March 23, 2007 to permit the change of control in connection with the closing of the Offer,  among other things,  and was further amended on April 24, 2007 in connection  with the  acquisition  of Bairnco to amend certain  covenants and to permit the financing  under the Bridge Loan and  Subordinated  Loan  Agreements, among other things.  Bairnco's Secured Credit Facility was refinanced  effective
July 18, 2007.

      Approximately  $7.1 million of irrevocable  standby letters of credit were outstanding  under the Secured Credit  Facility,  which are not reflected in the accompanying consolidated financial statements, and also which reduce the unused borrowing  availability  under the Secured Credit Facility.  $1.9 million of the letters  of credit  guarantee  various  insurance  activities  and $5.2  million represent  letters  of credit  securing  borrowing  for the China  foreign  loan facility.  These letters of credit  mature at various  dates and have  automatic renewal provisions subject to prior notice of cancellation.

      The Term Loan under the Bairnco  Revolving  Credit  Facility has scheduled principal  payments of $0.6 million in 2007, and $1.1 million in 2008,  2009 and
2010, and $1.0 million in 2011, with the balance due at maturity. Interest rates vary on the Term  Loan and are set from time to time in  relationship  to one of several  reference  rates,  as selected by Bairnco.  The revolving  credit notes under the Secured Credit  Facility relate to foreign  borrowings  denominated in
Canadian Dollars.  Interest rates vary on the revolving credit notes and are set at the time of borrowing in  relationship  to one of several  reference rates as selected by Bairnco. A commitment fee is paid on the unused portion of the total credit facility. The amount Bairnco can borrow at any given time is based upon a formula that takes into  account,  among other  things,  eligible  inventory and accounts receivable, which can result in borrowing availability of less than the full amount of the Bairnco Revolving Credit Facility. The availability under the
Bairnco  Revolving  Credit  Facility  on June 30,  2007 was  approximately  $5.9 million.

      The Bairnco Revolving Credit Facility contains customary  representations, warranties,  covenants,  events of default, and indemnification  provisions. The
Bairnco  Revolving  Credit  Facility  also contains a financial  covenant  which requires Bairnco to meet a minimum fixed charge coverage ratio.

      In addition,  Bairnco has a China  foreign  loan  facility  that  reflects borrowing by its Chinese facilities, which is collateralized by four U.S. dollar denominated  letters of credit  totaling  $5.2 million  issued under the Secured
Credit Facility.

      In  connection  with the  acquisition  of Bairnco,  initial  financing was provided by Steel through two credit  facilities.  Steel  extended to BZA bridge loans in the principal amount of approximately $75.1 million,  $1.4 million, and
$10.0  million  pursuant to a loan and  security  agreement  (the  "Bridge  Loan
Agreement"),  between  BZA and  Bairnco,  as  borrowers,  and Steel,  as lender.
Approximately  $56.7 million of the indebtedness under the Bridge Loan Agreement was repaid in July 2007,  leaving a  principal  balance of  approximately  $31.8 million. In addition,  Steel extended to WHX a $15.0 million  subordinated loan, which  is  unsecured  at the WHX  level,  pursuant  to a  Subordinated  Loan and
Security  Agreement  (the  "Subordinated  Loan  Agreement"),   between  WHX,  as
borrower,  and Steel, as lender.  WHX contributed the $15.0 million  proceeds of the subordinated loan to BZA as a capital contribution.

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
prepaid without penalty or premium.

      On July 18, 2007,  Bairnco  completed the refinancing of: (i) all existing indebtedness  of Bairnco and its  subsidiaries  under its Senior  Secured Credit
Facility  dated as of  November  9,  2006,  and (ii) a portion  of the  existing indebtedness under the Bridge Loan Agreement with Steel. See Note 14- Subsequent
Events. Accordingly,  the Bridge Loan Agreement has been classified as long-term debt in the consolidated balance sheet as of June 30, 2007.

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
prepaid without penalty or premium.

      The Bridge Loan  Agreement and the  Subordinated  Loan  Agreement  contain
customary  representations,   warranties,   covenants,  events  of  default  and
indemnification provisions.

      The  annual  maturities  of  long-term  debt as of June 30,  2007  were as follows:

      (in thousands)
         July 1 - December 31, 2008          $    887
                               2009           104,451
                               2010             1,774
                               2011            22,283
                               2012             3,067
                                             --------
                                             $132,462
                                             ========

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

      In  conjunction  with the decision to close the Norristown  facility,  the
Company  reviewed the  recoverability  of the  Norristown  long-lived  assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting
for Impairment or Disposal of Long-Lived  Assets". A review of future cash flows indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at Norristown. As a result, the Company recorded an asset  impairment  charge of $1.8 million in its statement of operations  for the  second  quarter  of 2006.  Certain  of the  Norristown  long-lived  assets, principally consisting of machinery and equipment,  were reclassified to current assets held for sale in the balance  sheet as of June 30, 2006.  The real estate is included  in  non-current  assets  (other  assets).  No  impairment  loss was incurred on the real estate assets based on the Company's analysis.

      Restructuring  charges  related to the closing of the Norristown  facility totaling  $2.4 million in 2006 ($1.9  million and $0.5 million in the second and third  quarters,  respectively)  were recorded in the  statement of  operations.
These  charges  included  termination  benefits of $2.0  million,  $0.1  million resulting from a pension  curtailment,  and $0.3 million of other  charges.  The activity in the  restructuring  reserve was as follows for the six months  ended
June 30, 2007:

                                 Reserve                            Reserve
                                 Balance                            Balance
                               December 31,                         June 30,
                                   2006        Expense     Paid       2007
                               ------------    -------     ----    ---------
                                                 (in thousands)

      Termination benefits         $320         $--       $274       $ 46
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
Electronic Materials Corporation subsidiary,  located in East Providence,  Rhode
Island,  as well as  certain of its assets  and  inventory  located in  Malaysia
(collectively  referred to as "HHEM") for net  proceeds  of  approximately  $3.8 million.  HHEM was part of the Company's  Precious  Metal  segment.  In December
2006, the Company recorded an asset  impairment  charge of $3.4 million relating to the  long-lived  assets  offered for sale, in  accordance  with SFAS No. 144,
"Accounting for the Impairment or Disposal of Long-Lived Assets".  The amount of the  impairment  loss was based upon the actual  selling price of the long-lived assets in March 2007.  In the  Company's  balance sheet as of December 31, 2006, the  long-lived  assets were  classified as current  assets held for sale.  Upon sale,  the Company  recognized  a loss of $0.4  million  relating to the sale of inventory.  Under the terms of the sale  agreement,  the  Company  has  retained
responsibility   for  any  pre-existing   environmental   conditions   requiring
remediation at the Rhode Island site.

NOTE 12 - REPORTABLE SEGMENTS

The Company has six reportable segments:

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
      (3)   Engineered  Materials.  This segment manufactures  specialty roofing and construction fasteners,  products for gas, electricity and water
            distribution   using  steel  and  plastic  which  are  sold  to  the
            construction, and natural gas and water distribution industries, and electrogalvanized  products used in the  construction  and appliance industries;
      (4)   Arlon  Electronic  Materials  ("Arlon  EM").  This segment  designs, manufactures,  markets and sells high performance laminate materials and  bonding  films  utilized  in the  military/aerospace,  wireless communications, automotive, oil drilling, and semiconductor markets.
            Among  the  products  included  in the  Arlon  Electronic  Materials segment are high technology  materials for the printed circuit board industry  and silicone  rubber  products  for  insulating  tapes and flexible heaters.
      (5)   Arlon  Coated   Materials   ("Arlon  CM").  This  segment   designs,
            manufactures, markets and sells laminated and coated products to the electronic,  industrial and  commercial  markets under the Arlon and
            Calon brand names.  Among the products  included in the Arlon Coated
            Materials  segment are vinyl films for  graphics  art  applications, foam  tapes  used in window  glazing,  and  electrical  and  thermal insulation products.
      (6)   Kasco  Replacement  Products  and  Services  ("Kasco").  Replacement
            products and services are  manufactured  and  distributed  under the
            Kasco  name  principally  to  retail  food  stores,  meat  and  deli operations,  and meat, poultry and fish processing plants throughout the United States, Canada and Europe. The principal products include replacement  band saw blades for cutting meat, fish, wood and metal, and on site  maintenance  services  primarily  in the  meat and deli departments.  In Canada and France,  in addition  to  providing  its replacement products,  Kasco also sells equipment to the supermarket and food  processing  industries.  These  products  are sold under a number of brand  names  including  Kasco in the  United  States  and
            Canada,  Atlantic Service in the United Kingdom,  and Bertram & Graf
            and Biro in Continental Europe.

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

   The following table presents  information  about reportable  segments for the three and six month periods ending June 30, 2007 and 2006. Information about the
Bairnco reportable  segments includes the period April 13, 2007 through June 30,
2007.

                                            Three Months Ended                 Six Months Ended
                                                 June 30,                          June 30,
                                            2007          2006                 2007        2006
                                         -----------  -------------       -----------  -------------
                                                (in thousands)                   (in thousands)
Net sales

   Precious Metal                          $  39,446    $  39,396           $  77,208    $  76,108
   Tubing                                     30,913       32,308              60,250       62,709
   Engineered Materials                       63,412       53,519             114,150       99,167
   Arlon Electronic Materials (a)             14,017         --                14,017         --
   Arlon Coated Materials (a)                 14,683         --                14,683         --
   Kasco (a)                                  14,383         --                14,383         --
                                           ---------    ---------           ---------    ---------
           Net sales                       $ 176,854    $ 125,223           $ 294,691    $ 237,984
                                           =========    =========           =========    =========

Segment operating income
   Precious Metal                          $   1,759    $   2,470           $   1,488    $   4,884
   Tubing                                        419       (4,111)               (481)      (3,678)
   Engineered Materials                        5,498        5,093               7,571        8,504
   Arlon Electronic Materials (a)              2,222         --                 2,222         --
   Arlon Coated Materials (a)                     (2)        --                    (2)        --
   Kasco (a)                                     498         --                   498         --
                                           ---------    ---------           ---------    ---------
                                              10,394        3,452              11,296        9,710
                                           ---------    ---------           ---------    ---------

Unallocated corporate expenses                 2,219          871               3,664        1,748
Pension income                                (1,250)      (1,198)             (2,500)      (2,244)
Insurance proceeds                            (5,689)        --                (5,689)        --
Environmental remediation expense               --           --                  --          2,909
Loss on disposal of assets                         5           43                 135           87
                                           ---------    ---------           ---------    ---------

    Income from operations                 $  15,109    $   3,736           $  15,686    $   7,210
                                           =========    =========           =========    =========

(a)   Bairnco  segment  information  includes  the period April 13, 2007 through
      June 30, 2007.

                                    Six Months Ended June 30,
                                       2007            2006
                                   ----------       ----------
      CAPITAL EXPENDITURES                (in thousands)

         Precious Metal              $  890           $1,089
         Tubing                         569            2,600
         Engineered Materials         1,127            1,058
         ARLON EM                       282             --
         ARLON CM                       218             --
         KASCO                          485             --
         Corporate and other             67               79
                                     ------           ------
      Total                          $3,638           $4,826
                                     ======           ======

GEOGRAPHIC INFORMATION
                                                  Revenue                                     Long-lived Assets
                       Three Months Ended June 30,       Six Months Ended June 30,         June 30,       December 31,
                         2007             2006             2007             2006            2007              2006
                     ------------     ------------     ------------     ------------     ------------     ------------
                             (in thousands)                   (in thousands)                  (in thousands)

United States          $157,527         $114,152         $264,260         $218,416         $111,404         $ 76,686
Foreign                  19,327           11,071           30,431           19,568           11,285            8,309
                       --------         --------         --------         --------         --------         --------

Total                  $176,854         $125,223         $294,691         $237,984         $122,689         $ 84,995
                       ========         ========         ========         ========         ========         ========

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

HH EAST PARCEL, LLC. V. HANDY & HARMAN

      This action  arises out of a purchase and sale  agreement  entered into in
2003  whereby  H&H agreed to sell the  eastern  parcel of a  commercial  site in
Fairfield,  Connecticut to HH East Parcel, LLC ("HH East"). On or about April 5,
2005,  HH East  filed a Demand for  Arbitration  with the  American  Arbitration
Association  seeking  legal and  equitable  relief  including  completion of the remediation of environmental conditions at the site in accordance with the terms
of  the  agreement.   An  arbitration  hearing  was  held  in  October  2005  in
Connecticut,  pursuant  to which HH East was  awarded,  among other  things,  an amount  equal to $5,000 per day from  January 1, 2005  through the date on which remediation  is  completed.  This award  amounts to  approximately  $4.0 million through  the  completion  date of April 6, 2007.  HH East moved in the  Superior
Court of Connecticut,  Fairfield  County,  to have the arbitration award and H&H moved to have it vacated.  The court issued a decision on June 26, 2006, denying
H&H's application. H&H is appealing this decision.

      On May 22, 2007, HH East served an Order for a  Prejudgment  Attachment in the amount of $3,520,200, issued by the Superior Court, Stamford, Connecticut in
December 2006, against certain  Connecticut  property of H&H and against certain bank  accounts  maintained  by H&H  at  banks  in  New  York.  H&H  has  brought proceedings in the Superior  Court,  Stamford,  Connecticut,  and in the Supreme
Court,  State of New York, to oppose the attachment of such bank accounts and to have  it  lifted.  The  New  York  proceeding  has  been  discontinued  and  the
Connecticut  proceeding is pending but adjourned.  The parties have engaged from time  to  time  in  settlement  discussions  to  resolve  the  open  issues  and proceedings  between them. On June 14, 2007,  HH East  temporarily  withdrew its attachment/garnishment against certain bank accounts of H&H after the posting of other  satisfactory  collateral  by H&H and  while  settlement  discussions  are continuing.  On June 29, 2007, and again on July 23, 2007, HH East re-served the
Order against certain bank accounts of H&H.

      H&H has been working  cooperatively  with the  Connecticut  Department  of
Environmental  Protection  ("CTDEP")  with  respect to its  obligations  under a consent  order entered into in 1989 that applies to both the eastern and western parcels of the property. H&H has been conducting an investigation of the western parcel,  and is  continuing  the process of evaluating  various  options for its remediation.  The  sale  of the  eastern  parcel  that  is the  subject  of this litigation triggered statutory  obligations under Connecticut law to investigate and remediate  pollution at or emanating from the eastern parcel.  H&H completed the  investigation  and has been  actively  conducting  remediation  of all soil conditions  on the  eastern  parcel  for more  than  three  years.  Although  no groundwater  remediation  is  required,  there  will be  monitoring  of same for several years.  Approximately  $28.4 million had been expended  through June 30,
2007,  and the  remaining  remediation  costs are expected to  approximate  $0.3 million.  H&H received  reimbursement  of $2.0 million from its carrier  under a
cost-cap  insurance  policy  and  is  pursuing  its  potential   entitlement  to
additional coverage. Remediation of all soil conditions on site was completed on
April 6, 2007.  HH East  informed H&H in June that it believes  that  additional work remains to be done by H&H on the site.  The parties have been in discussion about  this  matter  and  in  furtherance  of  settlement  discussions,  H&H  is considering performing limited additional work on site.

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

ENVIRONMENTAL ACTIONS

      In  connection  with the sale of its  Fairfield,  Connecticut  facility in
2003, the Company was responsible for demolition and  environmental  remediation of the  site,  the  estimated  cost of which  was  included  in the loss on sale
recorded  in  2003.  H&H  determined   that  an  increase  in  the  reserve  for
environmental  remediation was needed in the amount of $28.3 million,  which was recorded in the fourth quarter of 2004. This change in reserve was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  These additional  costs are included in environmental  remediation expense.  An additional  $4.0 million has been recorded in selling,  general and administrative  expenses as a penalty  related to  Fairfield  East.  The Company retains title to a parcel of land  adjacent to the property  sold in 2003.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at June 30, 2007 and December 31, 2006.

      H&H entered into an administrative  consent order (the "ACO") in 1986 with the New Jersey Department of Environmental  Protection  ("NJDEP") with regard to certain  property  that it  purchased  in 1984 in New Jersey.  The ACO  involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled  with  certain of its  insurance carriers. H&H is actively remediating the property and continuing to investigate the most  effective  methods for achieving  compliance  with the ACO. A remedial investigation  report  was  filed  with  the  NJDEP  in May of  2006.  Once  the investigation has been completed, it will be followed by a feasibility study and a remedial  action work plan that will be  submitted to NJDEP.  H&H  anticipates entering into discussions in the near future with NJDEP to address that agency's natural  resource damage claims,  the ultimate scope and cost of which cannot be estimated at this time. The ongoing cost of  remediation is presently  estimated at approximately $450,000 per year, plus anticipated additional costs in 2007 of approximately  $250,000.  Pursuant  to a  settlement  agreement  with the former owner/operator  of the  Site,  the  responsibility  for site  investigation  and remediation costs are allocated, 75% to the former owner/operator and 25% to H&H after  the first $1  million.  The $1  million  was paid  solely  by the  former owner/operator.  To date, over and above the $1 million, total investigation and remediation  costs of  $237,000  and  $79,000  have been  expended by the former
owner/operator  and  H&H,  respectively,   in  accordance  with  the  settlement
agreement.  Additionally,  H&H is currently being reimbursed  through  insurance coverage for a portion of the  investigation and remediation costs for which the company is responsible.  There is additional excess insurance coverage which H&H intends to pursue as necessary.

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

      In a case entitled Agere Systems,  Inc., et al. v. Advanced  Environmental
Technology Corp., et al. (U.S.  District Court,  EDPA),  five companies,  all of which are PRPs for the Boarhead Farm site in Bucks County, Pennsylvania, brought
CERCLA contribution and similar claims under  Pennsylvania's  environmental laws against  a number  of  companies  in  2002.  A  subsidiary  of H&H is one of the defendants that the plaintiffs  claim  contributed to the  contamination  of the
Boarhead Farm site. A number of the plaintiffs have entered into consent decrees with the  Environmental  Protection  Agency ("EPA") regarding the remediation of groundwater  and soil  contamination  at the  Boarhead  Farm site.  In addition, plaintiffs have settled with a number of the defendants. There are currently six non-settling  defendants,  including  H&H,  against  which  the  plaintiffs  are pursuing  their  claims.  Fact and  expert  discovery  has been  concluded.  The plaintiffs  have already made  substantial  payments to the EPA in past response costs and have themselves  incurred costs for groundwater and soil  remediation.
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
proposed  allocations are expected to be determined  during the third quarter of
2007 (although that could be extended),  at which point H&H could still withdraw from the group.  The PRP group submitted its good faith offer to the EPA in late
October 2006.  The offer is  contingent  on the group  arriving at an acceptable allocation  amongst  the PRPs.  It is  anticipated  that the EPA will  accept or reject  the PRP's  offer  shortly  after the  allocation  process  is  concluded
(assuming an  acceptable  allocation  is reached).  It is  anticipated  that PRP remedial  activities at the site will not begin until 2009. The remediation of a significant amount of the contamination at the site is the responsibility of the
U.S. Department of Energy ("DOE"). That remediation is being accomplished by the
U.S. Army Corps of  Engineers.  The DOE portion of the work has begun but is not expected to be completed  until 2009, at which time the  remaining  work will be more clearly defined.  The Company has recorded a reserve of $1.5 million in the first quarter of 2006 in connection with this matter.

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

NOTE 14 - SUBSEQUENT EVENTS

      On July 18, 2007,  Bairnco  completed the refinancing of: (i) all existing indebtedness  of Bairnco and its  subsidiaries  under its Senior  Secured Credit
Facility  dated as of November 9, 2006 with Bank of  America,  N.A.,  and (ii) a portion of the existing indebtedness under the Bridge Loan Agreement pursuant to which Steel made an $87.2 million term loan to Bairnco.

      Under the refinancing,  Bairnco entered into (i) a Credit Agreement, dated as of July 17, 2007 (the "First Lien Credit  Agreement"),  by and among Bairnco,
Arlon, Inc. ("Arlon"),  Arlon Viscor Ltd. ("Arlon Viscor"), Arlon Signtech, Ltd.
("Arlon Signtech"),  Kasco Corporation  ("Kasco"),  and Southern Saw Acquisition
Corporation  ("Southern  Saw," and together  with each of Arlon,  Arlon  Viscor,
Arlon Signtech and Kasco, the  "Borrowers")  and Wells Fargo Foothill,  Inc., as
the arranger and administrative agent for the lenders thereunder,  (ii) a Credit
Agreement,  dated as of July 17, 2007 (the "Second Lien Credit  Agreement"),  by
and  among  Bairnco,  each  of  the  Borrowers,   and  Ableco  Finance  LLC,  as
administrative  agent  for the  lenders  thereunder,  and (iii) an  Amended  and
Restated Credit  Agreement,  dated as of July 17, 2007 (the  "Subordinated  Debt
Credit  Agreement"),  by and among  Bairnco,  each of the Borrowers and Steel as lender.  The  Subordinated  Debt Credit Agreement amends and restates the Bridge
Loan Agreement.

      The First Lien Credit  Agreement  provides for a revolving credit facility to the Borrowers in an aggregate principal amount not to exceed $30,000,000, and a term loan facility to the Borrowers of $28,000,000. Borrowings under the First
Lien Credit  Agreement,  bear interest,  (A) in the case of base rate loans,  at
0.25  percentage  points  above the Wells Fargo  prime rate,  (B) in the case of
LIBOR rate loans, at rates of 2.00 percentage points or 2.50 percentage  points, as applicable,  above the LIBOR rate, and (C) otherwise,  at a rate equal to the
Wells Fargo prime rate minus 0.25 percentage points. Obligations under the First
Lien Credit Agreement are guaranteed by Arlon Partners, Inc. ("Arlon Partners"),

Arlon MED  International  LLC ("Arlon  MED  International"),  Arlon  Adhesives &
Films,  Inc.  ("Arlon  Adhesives")  and Kasco  Mexico LLC ("Kasco  Mexico,"  and
together  with  Bairnco,  Arlon  Partners,  Arlon  MED  International  and Arlon
Adhesives, the "Guarantors"), and collateralized by a first priority lien on all
assets  of  Bairnco,  the  Borrowers,   the  Guarantors  and  Bairnco's  Ontario
subsidiary,  Atlantic Service Company, Limited ("Atlantic Service," and together with  Bairnco,  the  Borrowers  and the  Guarantors,  the "Loan  Parties").  The
scheduled  maturity  date  of the  indebtedness  under  the  First  Lien  Credit
Agreement is July 17, 2012.

      The Second Lien Credit Agreement  provides for a term loan facility to the
Borrowers of $48,000,000. Borrowings under the Second Lien Credit Agreement bear interest,  in the case of base rate loans, at 3.50  percentage  points above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference  rate,  base rate or prime rate, and, in the case of LIBOR rate loans, at 6.00  percentage  points above the LIBOR rate.  Obligations  under the
Second  Lien  Credit   Agreement  are  guaranteed  by  the  Loan  Parties,   and
collateralized by a second priority lien on all assets of the Loan Parties.  The scheduled  maturity  date of the  indebtedness  under  the  Second  Lien  Credit
Agreement is July 17, 2012.

      Bairnco used  $56,659,776  of the  borrowings  under the First Lien Credit
Agreement  and  Second  Lien  Credit   Agreement  to  repay  a  portion  of  the
indebtedness  outstanding  under the Bridge Loan Agreement,  leaving a principal balance of $31,814,320 (the  "Subordinated  Debt  Principal").  The Subordinated
Debt Credit Agreement  provides for a term loan facility to the Borrowers in the amount of the Subordinated Debt Principal. All borrowings under the Subordinated
Debt Credit Agreement bear interest at 6.75 percentage  points above the rate of interest publicly  announced by JPMorgan Chase Bank in New York, New York as its
reference  rate,  base  rate or  prime  rate.  Interest  is  payable  under  the
Subordinated  Debt  Credit  Agreement  and  as  permitted  by  the  terms  of an intercreditor  and  subordination  agreement by and among Wells Fargo  Foothill,
Inc.,  as agent under the First Lien Credit  Agreement,  Ableco  Finance LLC, as
agent under the Second Lien Credit Agreement,  and Steel.  Obligations under the
Subordinated  Debt Credit  Agreement are  guaranteed  by the Loan  Parties,  and collateralized  by a  subordinated  priority  lien  on the  assets  of the  Loan
Parties.  In  connection  with the  Subordinated  Debt Credit  Agreement,  Steel released  certain  foreign  subsidiaries of Bairnco from their joint and several guarantee of the  obligations of Bairnco and its  subsidiaries  under the Bridge
Loan Agreement.

      On July  27,  2007,  H&H  and  certain  of its  subsidiaries  amended  its revolving credit agreement and its other credit agreements, effective as of July
20, 2007 to,  among other  things,  (i) change the  definition  of EBITDA,  (ii)
permit  additional  loans by Steel to H&H in an  aggregate  amount not to exceed
$7,389,276,  and (iii) permit the loan, distribution or other advances by H&H to
WHX of up to $7,389,276, subject to certain limitations, to the extent loaned by
Steel to H&H as permitted by these amendments.

      At the Company's  Annual  Meeting of  Shareholders  on June 21, 2007,  the
Company's  shareholders  approved a  proposal  to adopt WHX  Corporation's  2007
Incentive  Stock Plan (the "2007 Plan"),  and reserved  800,000 shares of common stock under the 2007 Plan.  On July 6, 2007,  stock  options for an aggregate of
662,000 shares of common stock were granted under the 2007 Plan to employees and to two outside  directors  of the  Company,  at an  exercise  price of $9.00 per share.  The options are  exercisable  in  installments  as follows:  half of the options granted were exercisable immediately, one-quarter of the options granted become exercisable on July 6, 2008 and the balance become exercisable on July 6,
2009. The options will expire on July 6, 2015.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW

      WHX  Corporation,  the parent  company  ("WHX") is a holding  company that invests in and manages a group of businesses on a decentralized  basis. WHX owns
Handy & Harman  ("H&H"),  which is a  diversified  manufacturing  company  whose strategic  business units encompass three reportable  segments:  precious metal,
tubing,  and  engineered   materials.   In  April  2007,  WHX  acquired  Bairnco
Corporation  ("Bairnco").  Bairnco  operates  business units in three reportable
segments:   Arlon  electronic  materials,   Arlon  coated  materials  and  Kasco
replacement  products  and  services.  The Arlon  electronic  materials  segment designs, manufactures, markets and sells high performance laminate materials and bonding  films  utilized  in the  military/aerospace,  wireless  communications, automotive, oil drilling, and semiconductor markets. Among the products included in the Arlon electronic  materials segment are high technology materials for the printed circuit board industry and silicone rubber products for insulating tapes and flexible heaters. The Arlon coated materials segment designs,  manufactures, markets and sells laminated and coated  products to the  electronic,  industrial and commercial markets under the Arlon and Calon brand names. Among the products included in the Arlon coated materials  segment are vinyl films for graphics art applications,  foam tapes used in window  glazing,  and  electrical  and thermal insulation  products.  The Kasco replacement  products and services segment is a leading provider of meat-room products (principally replacement band saw blades)
and on site  maintenance  services  principally to retail food stores,  meat and deli operations,  and meat,  poultry and fish processing  plants  throughout the
United States, Canada and Europe. In Canada and France, in addition to providing its replacement products, Kasco also sells equipment to the supermarket and food processing industries. WHX, together with all of its subsidiaries,  are referred to herein as the "Company".

RESULTS OF OPERATIONS

COMPARISON OF THE SECOND QUARTER OF 2007 WITH THE SECOND QUARTER OF 2006

      Net sales for the second quarter of 2007  increased by $51.6  million,  or
41.2%, to $176.9 million, as compared to $125.2 million in the second quarter of
2006. The acquisition of Bairnco  contributed $43.1 million in net sales for the second quarter of 2007. The results of operations of Bairnco are included in the financial results of WHX beginning April 13, 2007, and comprise approximately 11 weeks of financial activity.  Net sales were flat at the Precious Metal Segment, declined by $1.4 million at the Tubing  Segment and increased by $9.9 million at the Engineered  Materials Segment.  Net sales in ongoing businesses increased by
$62.2  million,   including  $43  million  from  the  Bairnco   acquisition  and
approximately  $8.7  million of net sales  from the  roofing  fastener  business acquired by the Company in December 2006, but was offset by $10.6 million from a decrease  in net sales from  businesses  that had been sold or exited  after the second  quarter  of  2006.  These  businesses  consisted  of the  Handy & Harman
Electronic  Materials Corp.  ("HHEM") business within the Precious Metal segment and the  Norristown  Pennsylvania  location of the Handy & Harman Tube Co. ("H&H
Tube")  within the  Tubing  segment.  In the  ongoing  businesses,  there was an increase in volume across all H&H's segments. Market share gains in the Precious
Metal and Engineered  Materials  segments also  contributed to the increased net sales.

      Gross profit  percentage was 22.7% in the second quarter of 2007 and 18.8%
in the second quarter of 2006.  The 2007 period was  positively  affected by the acquisition  of Bairnco,  contributing  $13.8  million to gross  profit,  and 3%
higher gross profit percent on a  consolidated  basis than without  Bairnco.  In addition,  the successful transfer of the small coil business from Norristown to another tubing facility was a principal  contributer to the overall  increase of the gross profit  percentage.  The 2006 period includes a $1.0 million favorable effect on gross profit from the liquidation of precious metal inventories valued at LIFO cost.

      Selling,  general and  administrative  ("SG&A")  expenses  increased $14.7 million to $30.7 million in the second quarter of 2007 from $16.0 million in the comparable 2006 period.  The 2007 period includes $11.1 million of SG&A expenses of Bairnco which was acquired in April 2007, and increases in legal and auditing expense of $0.9 million.  Additionally  there was a $0.7 million  postretirement welfare plan  curtailment  non-cash  charge  resulting  from the redesign of the postretirement  welfare plan of one of the  subsidiaries  of H&H. The changes to this plan  resulted  in reduced  future  cash cost but  required  the  immediate recognition of  unrecognized  prior service cost. In addition,  under SFAS 123R, the Company is required to adjust its  obligation  for phantom  stock options to the fair value from the effective  date of grant up to the date of actual grant.
The Company recorded $0.7 million of non-cash  stock-based  compensation expense related to these phantom stock options in the second quarter of 2007.

      On May 9, 2006,  the Company  announced  the closing of the Handy & Harman
Tube Co. ("HHT") Norristown,  Pennsylvania  facility.  The decision to close the
Norristown  facility was  principally  based on the economics of operating HHT's business  at the  facility.  HHT  manufactured  stainless  steel  tubing that is supplied in various lengths and forms in both coil and straight  lengths.  HHT's small coil business was relocated to H&H's Camdel Metals Corporation  ("Camdel")
facility located in Camden,  Delaware. In conjunction with the decision to close the  Norristown  facility,  the  Company  reviewed  the  recoverability  of  the
Norristown  long-lived  assets in accordance with SFAS No. 144,  "Accounting for
Impairment  or Disposal of  Long-Lived  Assets".  A review of future cash flows, based  on the  expected  closing  date,  indicated  that  cash  flows  would  be insufficient to support the carrying value of certain machinery and equipment at
Norristown. As a result, the Company recorded an asset impairment charge of $1.8 million  in its  statement  of  operations  for the second  quarter of 2006.  No impairment  loss was incurred on the real estate  assets based on the  Company's analysis.

      Restructuring  charges relate to the closing of the Norristown facility. A charge of $1.9  million was  recorded in the second  quarter  2006  statement of operations. These charges included termination benefits of $1.8 million and $0.1 million resulting from a pension plan curtailment.

      Operating income for the second quarter of 2007 was $15.1 million compared to $3.7 million for the second quarter of 2006,  and at the segment  level,  was
$10.4 million  compared to $3.5 million in 2006.  The 2007 period  includes $2.7 million of operating  income from the Bairnco  acquisition in addition to a gain of $5.7 million from an insurance  settlement on the Sumco fire claim.  The 2006 period had asset impairment and  restructuring  charges of $3.7 million relating to the shutdown of H&H Tube, partially offset by a gain of $1.0 million from the liquidation of precious metal inventories valued at LIFO cost.  Operating income for the 2007 period at the segment level was lower than at the 2007 consolidated level  principally  because the insurance gain of $5.7 million was not allocated to the segments.

      Interest  expense for the second quarter of 2007 increased $5.0 million to
$10.3 million from $5.4 million in the second quarter of 2006.  Bairnco interest was $3.0 million of the increase,  and consisted  principally  of  related-party interest  expense to Steel on the Bridge Loan  Agreement.  The  remainder of the increase in interest expense was principally due to additional  borrowings after the second quarter of 2006.  Proceeds from the additional  borrowings  were used principally to fund the acquisition of OMG Midwest in December 2006, and to fund environmental  remediation  costs and required  pension plan  contributions.  In addition,  WHX  borrowed  $15.0  million  in April 2007 in  connection  with the
Bairnco acquisition. There was also an increase in interest expense attributable to higher  interest rates in 2007 compared to the same period of 2006.  Pursuant to the terms of a Subordination  Agreement between Steel and Wachovia,  interest payable to Steel is accrued but not paid.

      Realized  and  unrealized  gains on  derivatives  were $0.6 million in the second quarter of 2007, compared to $0.9 million the second quarter of 2006. The derivative  financial  instruments  utilized by the Company are  precious  metal forward and future contracts, which are used to economically hedge the Company's precious  metal  inventory  against price  fluctuations.  Losses are incurred as precious  metal market  prices  increase over the contract  term,  and gains are recognized as precious metal prices  decrease over the contract term.  Decreases in  silver  market  price  occurred  in  both  quarters,  resulting  in  gain on derivatives. The reason for the lower gain in the 2007 period is principally the reduced quantity of precious metal under forward and future contracts.

      In the second quarter of 2007 and 2006, tax provisions of $1.3 million and
$0.7  million,  respectively,  were  recorded for state and foreign  taxes.  The
Company has not recorded  federal  income taxes in either  quarter  since in the opinion  of  management;  it is more  likely  than not that the  benefit  of the
Company's net operating  loss  carryforward  will not be realized in the future.
The Company records a valuation  allowance against deferred tax assets resulting from net operating loss carryforwards.

      Net income for the second  quarter of 2007 was $4.0 million,  or $0.40 per share,  compared  to a net loss of $1.7  million  or  ($0.17)  per share for the second quarter of 2006.

      The comments that follow compare  revenues and operating income by segment for the second quarter 2007 and 2006.

PRECIOUS METAL

      Net sales for the Precious  Metal  segment for the second  quarter of 2007 remained  flat with the same period in 2006.  Within the precious  metal plating group, the sale of the HHEM business resulted in a $4.9 million reduction in net sales  for the  second  quarter  of 2007  compared  to the same  period of 2006, partially offset by a transfer of business to another entity within the precious metal plating  group.  Aside from the  reduction  caused by the sale of the HHEM business,  the segment  experienced  higher net sales from both increased volume with existing customers and market share gains.

      Operating  income for the Precious  Metal  segment was $1.8 million in the second quarter of 2007,  compared to $2.5 million in the second quarter of 2006.
The  2006  quarter  included  a gain of $1.0  million  from the  liquidation  of precious metal inventories valued at LIFO cost.

TUBING

      In the second quarter of 2007, net sales for the Tubing segment  decreased
$1.4 million, or 4.3%, from $32.3 million in 2006 to $30.9 million in the second quarter of 2007. The decrease in net sales was principally caused by the closure of the Norristown Pennsylvania facility,  which had experienced strong demand in the second quarter of 2006,  prior to its shutdown.  The reduction in sales from the closure of the Norristown  facility was partially  offset by a transfer of a portion of Norristown's  business and strong demand at the other stainless steel tubing facilities, principally from the petrochemical markets. The refrigeration tubing group  experienced  reduced sales volume  resulting from weak demand from the North  American  refrigeration  market,  partially  offset by an increase in sales from the European refrigeration market.

      Operating  income  increased  by $4.5 million to income of $0.4 million in the second  quarter of 2007 as compared to an operating  loss of $4.1 million in the same  period of 2006.  The  operating  loss in the  second  quarter  of 2006 included $3.7 million of  restructuring  and impairment  charges  related to the closing of the Norristown facility of H&H Tube. The remainder of the improvement in operating income is due to the successful transfer of the small coil business from Norristown to another stainless steel tubing facility,  partially offset by continued inefficiencies at the North American refrigeration tubing facilities.

ENGINEERED MATERIALS

      Net sales for the Engineered Materials segment increased $9.9 million from
$53.5  million  in the  second  quarter  of 2006 to $63.4  million in the second quarter  of 2007 due to  increased  volume in the  commercial  roofing  fastener business (principally due to the net sales of OMG Midwest, which was acquired in late  December  2006).  This  increase was  partially  offset by weaker sales of products used in the domestic housing market,  which is experiencing a continued
slowdown.

      Operating income increased by $0.4 million from $5.1 million in the second quarter of 2006 to $5.5 million in the same period of 2007. Factors resulting in higher  operating income included profit from higher sales mostly due to the OMG
Midwest acquisition, partially offset by softness in the domestic housing market and the postretirement welfare plan curtailment charge of $0.7 million at one of the H&H subsidiaries included in this segment.

BAIRNCO SEGMENTS

      The results of operations of Bairnco are included in the financial results of WHX beginning April 13, 2007. The following discussion is for the approximate eleven-week period from April 13 through June 30, 2007.

      Arlon's  Electronic  Materials  net sales of $14.0  million  improved over prior year on strong activity in both the  electronics  and industrial  markets.
Arlon's Coated  Materials net sales of $14.7 million  declined from 2006 on slow sales to the domestic  graphics  and  industrial  markets.  Kasco's net sales of
$14.4  million  were up  significantly  over  prior  year from the impact of the
Atlanta  SharpTech  acquisition  made by Bairnco in the second half of 2006, and the impact of exchange rates of a weakened US dollar on European sales.

      Arlon's  Electronic  Materials  gross profit  margin was down  slightly on increased raw material  costs.  Gross profit  margins at Arlon Coated  Materials were negatively  impacted by operating at less than full capacity due to reduced sales,  which  resulted  in  expensing  excess  production  costs in the current period.  Kasco's  gross profit  margins  improved from the prior year as certain sales  and  cost  efficiencies  from  the  Atlanta  SharpTech  acquisition  were implemented.  However,  Kasco's  results  were  negatively  impacted  by certain ongoing  relocation  costs of  approximately  $0.2 million  associated  with the acquisition.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses increased from $0.9 million in the second quarter  of 2006 to $2.2  million  in the  second  quarter  of 2007.  There were increases in the costs for audit and legal fees,  and expenses  associated  with stock-based  compensation  for certain  executives,  partially offset by reduced costs of insurance.

COMPARISON OF THE FIRST SIX MONTHS OF 2007 WITH THE FIRST SIX MONTHS OF 2006

      Net sales for the first six months of 2007 increased by $56.7 million,  or
23.8%, to $294.7 million,  as compared to $238.0 million in the first six months of 2006.  The Bairnco  acquisition  accounted for $43.1 million of the increase.
The results of operations  of Bairnco are included in the  financial  results of
WHX beginning April 13, 2007, and comprise  approximately  11 weeks of financial activity.  Net sales  increased by $1.1 million at the Precious  Metal  Segment, decreased by $2.5 million at the Tubing  Segment and increased  $15.0 million at the Engineered  Materials Segment.  Net sales in ongoing businesses increased by
$77.5  million,   including  $43  million  from  the  Bairnco   acquisition  and
approximately  $15  million  of net sales  from the  roofing  fastener  business acquired by the Company in December 2006, but was offset by $20.8 million from a decrease  in net sales from  businesses  that had been sold or exited  after the second quarter of 2006 (HHEM and H&H Tube). In the ongoing H&H businesses, there was an increase in net sales across all segments,  with  particular  strength in the Precious Metal fabrication group.

      Gross profit percentage increased to 20.2% in the first six months of 2007 from  18.9% in the first six  months of 2006.  The 2007  period  was  positively affected by the acquisition of Bairnco, which contributed $13.8 million to gross profit and 2% higher gross profit percent on a  consolidated  basis than without
Bairnco.  The 2007 period was negatively  affected by a $0.4 million loss on the sale of the HHEM inventory  (related to the sale of the business) as compared to positive gross profit for this business in the 2006 period.  In addition,  there was a reduction of $1.9 million in gross profit at the  Company's  refrigeration tubing  facility in the 2007 period,  principally  due to  continued  production inefficiencies at its Mexican and domestic facilities.  The 2006 period included a $1.7 million favorable effect on gross profit from the liquidation of precious metal inventories valued at LIFO cost.

      Selling,  general and  administrative  ("SG&A")  expenses  increased $18.5 million to $49.5  million in the first six months of 2007 from $31.0  million in the  comparable  2006 period.  SG&A  expenses of Bairnco,  which was acquired in
April 2007, accounted for $11.1 million of the increase. In addition,  there was also an increase in 2007 from the acquisition of OMG Midwest, a roofing fastener business acquired by the Company in late 2006. Its costs include operating costs as well as  amortization of certain  acquired  intangible  assets.  Furthermore, under SFAS 123R,  the Company is required to adjust its  obligation  for phantom stock  options to the fair value the  effective  date of grant up to the date of actual  grant.  The Company  recorded $0.9 million of  stock-based  compensation expense related to these phantom stock options in 2007. In addition,  costs also rose in the 2007 period due to  additional  audit and other  professional  fees, partially  offset by reduced  costs  resulting  from the closure of the HHEM and
Norristown facilities.

      There were no environmental  remediation  expenses recognized in the first six months of 2007,as  compared to  environmental  remediation  expenses of $2.9 million recognized in the first six months of 2006. These expenses included $1.5 million related to the Company's estimated exposure at the Shpack landfill site, and $0.8 million in connection with the Company's  former  Norristown  facility.
H&H received a notice letter from the EPA in August 2006 formally  naming H&H as a PRP at the Shpack  landfill  superfund site in Attleboro,  Massachusetts.  H&H then  voluntarily  joined a group of ten (10) other PRPs (which  group has since increased to thirteen (13)) to work cooperatively  regarding remediation of this site. Investigative work is ongoing to determine whether there are other parties that sent  hazardous  substances  to the Shpack site but that have not  received notice  letters nor been named as PRPs to date. No allocation as to  percentages of  responsibility  for any of the PRPs has been assigned or accepted;  proposed allocations  are  expected  to be  determined  during the third  quarter of 2007
(although that could be extended),  at which point H&H could still withdraw from the  group.  The PRP group  submitted  its good  faith  offer to the EPA in late
October 2006.  The offer is  contingent  on the group  arriving at an acceptable allocation  amongst  the PRPs.  It is  anticipated  that the EPA will  accept or reject  the PRP's  offer  shortly  after the  allocation  process  is  concluded
(assuming an  acceptable  allocation  is reached).  It is  anticipated  that PRP remedial  activities at the site will not begin until 2009. The remediation of a significant amount of the contamination at the site is the responsibility of the
U.S. Department of Energy ("DOE"). That remediation is being accomplished by the
U.S. Army Corps of  Engineers.  The DOE portion of the work has begun but is not expected to be completed  until 2009, at which time the  remaining  work will be more clearly defined. At the Company's former Norristown  facility,  the Company completed a study which indicated that environmental remediation activities with an estimated cost of $0.8 million are required,  which the Company accrued as of the first six months of 2006.

      The asset impairment charge of $1.8 million in the statement of operations for the first six  months  of 2006  relates  to the  closing  of the  Norristown facility.  Restructuring  charges of $1.9  million  also relate to the  facility closing.  These charges included  termination  benefits of $1.8 million and $0.1 million resulting from a pension plan curtailment.

      Operating  income at the  consolidated  level for the first six  months of
2007 was $15.7 million,  which was $8.5 million higher than the first six months of 2006.  Bairnco  provided  operating  income of $2.7 million,  the gain on the insurance  proceeds  provided  operating  income of $5.7  million.  Decreases to operating  income in 2007 were higher SG&A expenses  related to additional audit and other  professional  fees,  partially offset by reduced SG&A costs resulting from the closure of the HHEM and Norristown facilities. Operating income for the comparable  period in 2006  included $2.9 million of  environmental  remediation expense,  and $3.7 million for asset impairment and restructuring  costs related to the closing of Norristown.

      Interest  expense for the first six months of 2007  increased $8.0 million to $17.9 million from $9.9 million in the first six months of 2006 as borrowings and the related interest rates both increased. Debt as of June 30, 2007 exceeded the June 30,  2006  balance by $182.5  million  due mainly to the  financing  of
$101.4 million for the Bairnco acquisition, plus additional borrowings. Proceeds from the additional  borrowings were used principally to fund the acquisition of
OMG Midwest in December 2006, and to fund  environmental  remediation  costs and required  pension  plan  contributions,  There was also an  increase in interest expense  attributable  to higher  interest  rates in 2007  compared  to the same period of 2006 and  higher  amortization  of  deferred  financing  costs in 2007 compared  to the same period of 2006.  Pursuant to the terms of a  Subordination
Agreement  between Steel and Wachovia,  interest payable to Steel is accrued but not paid.

      Realized and unrealized losses on derivatives  totaled $0.1 million in the first six months of 2007,  compared  to $4.5  million in the first six months of
2006.  The  derivative  instruments  utilized by the Company are precious  metal forward and future  contracts.  In the 2007  period,  the market price of silver decreased 4% while in the 2006 period, the market price of silver increased 23%.
In addition, hedged quantities of silver have declined substantially in 2007.

      In the first six months of 2007 and 2006, a tax  provision of $2.0 million and $1.2 million,  respectively,  was recorded for state and foreign taxes.  The
Company recorded a valuation  allowance  related to the tax benefits  associated with its  operating  losses in each period due to the  uncertainty  of realizing these benefits in the future.

      Net loss for the first six months of 2007 was $4.5 million, or ($0.45) per share, compared to a net loss of $8.8 million or ($0.88) per share for the first six months of 2006.

      The comments that follow compare  revenues and operating income by segment for the first six months of 2007 and 2006:

PRECIOUS METAL

      Net sales for the Precious Metal segment increased $1.1 million,  or 1.4%, from $76.1 million in 2006 to $77.2 million in 2007.  Within the precious  metal plating  group,  the  sale of the  HHEM  business  resulted  in a $11.2  million reduction in net sales for the first half of 2007 compared to the same period of
2006,  partially  offset by a transfer of business to another  entity within the precious metal plating group. Aside from the reduction caused by the sale of the
HHEM business,  the segment,  particularly the precious metal fabrication group, experienced  higher net sales from both  increased  volume and market share with increased sales to existing customers as well as to new customers because of new distribution and sales force initiatives.

      Operating income for the Precious Metal segment  decreased $3.4 million to
$1.5  million in 2007 from $4.9  million in 2006.  Operating  income in the 2007 period was negatively affected by continued weakness in the automotive market, a less profitable mix of industrial products sold, and higher base metal costs. In addition,  operating  income  was  reduced by a $0.4  million  loss upon sale of certain inventory and by $0.2 million of employee-related termination costs when the HHEM business was sold in March 2007.  The first six months of 2006 had been positively  impacted by a gain of $1.7 million from the  liquidation of precious metal inventories valued at LIFO cost.

TUBING

      In the  first  six  months  of 2007,  net  sales  for the  Tubing  Segment decreased $2.5 million,  or 3.9%, from $62.7 million in 2006 to $60.2 million in
2007,  principally due to the closure of the Norristown,  Pennsylvania facility.
The  facility  continued  to operate  during the first half of 2006 and recorded sales of $11.7  million,  principally  due to  special  non-recurring  sales and accelerated  shipment of product prior to shutdown.  The reduction in sales from the closure of the Norristown  facility was partially  offset by a transfer of a portion of Norristown's  business and strong demand at the other stainless steel tubing facilities, principally from the petrochemical markets. The refrigeration tubing group  experienced  reduced sales volume  resulting from weak demand from the North  American  refrigeration  market,  partially  offset by an increase in sales from the European refrigeration market.

      Operating  loss decreased by $3.2 million to a loss of $0.5 million in the first six months of 2007 from  operating loss of $3.7 million in the same period of 2006. Volume reduction due to weakness in the  refrigeration  market and cost inefficiencies  at the Company's  North American  refrigeration  tubing facility were the primary contributors to the operating loss in the 2007 period. Included in the 2006 loss was $1.9  million  in  restructuring  costs and a $1.8  million asset impairment charge both relating to the closing of the Norristown facility.

ENGINEERED MATERIALS

      Net sales for the Engineered Materials Segment increased $15.0 million, or
15.1%,  from $99.2 million in the first six months of 2006 to $114.2  million in the same  period  of 2007 due to  increased  volume  in the  commercial  roofing fastener  business  (principally due to the net sales of OMG Midwest,  which was acquired in late December  2006).  This increase was partially  offset by weaker sales of products used in the domestic  housing market,  which is experiencing a continued slowdown.

      Operating income decreased in the first six months of 2007 by $0.9 million from $8.5  million in 2006 to $7.6 million in 2007.  Factors  resulting in lower operating  income  included  soft demand from the housing  construction  market, reduced gross margin from a mix of lower margin  products as well as higher SG&A expenses including amortization of certain intangibles acquired in December 2006 and the postretirement welfare plan curtailment charge of $0.7 million at one of the H&H  subsidiaries  included in this segment.  This was  partially  offset by improved sales in the commercial roofing market.

BAIRNCO SEGMENTS

The results of operations  of Bairnco are included in the  financial  results of
WHX as of April 13,  2007.  See the  discussion  within the  "Comparison  of the
Second  Quarter  of 2007  with the  Second  Quarter  of  2006" in the  preceding section.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  increased from $1.7 million in the first six months of 2006 to $3.7  million in the first six months of 2007.  There were increases in the costs for audit and legal fees,  and expenses  associated  with share-based  compensation  for certain  executives,  partially offset by reduced costs of  insurance.  The Company's  pension  credit rose by $0.2 million in the first half of 2007 compared to the same period in 2006.

DISCUSSION OF CONSOLIDATED STATEMENT OF CASH FLOWS

      As of June 30, 2007,  the Company's  current assets totaled $221.1 million and its current liabilities totaled $346.1 million; a working capital deficit of
$125.0 million.  The Company's  working capital deficit at December 31, 2006 was
$1.6 million.  As of June 30, 2007,  the majority of the Company's debt has been classified as  short-term  since its maturity date is within twelve months (June
30,  2008);  whereas  as of  December  31,  2006,  such debt was  classified  as long-term  since its maturity  date  exceeded one year.  The Company  intends to refinance its debt.

      Net cash used by  operating  activities  for the six months ended June 30,
2007 totaled $16.4  million.  Net loss adjusted for non-cash  income and expense items provided $6.7 million of cash. Working capital accounts used $22.0 million of cash,  as  follows:  Accounts  receivable  used  $23.8  million,  inventories provided $3.6 million, interest accrued but not paid to a related party provided
$2.8 million,  and net other current assets and  liabilities  used $4.6 million.
Other non-working  capital items included in operations used $1.1 million.  Cash used by operating  activities in the first half of 2006 totaled  $12.1  million, and principally was caused by the net loss of the period,  as well as a seasonal increase  in  accounts  receivable  and  a  $7.5  million  decrease  in  current liabilities, driven by environmental remediation payments.

      Cash flow provided by inventory,  with precious metal  inventory  measured using LIFO cost,  totaled $0.8 million in the six months ended June 30, 2007. In the normal course of business,  H&H accepts  precious  metal from  suppliers and customers,  which quantities are returnable in fabricated or commercial bar form under  agreed-upon  terms.  To the extent such metals are used by the Company to meet its operating  requirements,  the amount of inventory which H&H must own is reduced.  In the first quarter of 2007, the Company  received  400,000 ounces of silver from a customer under an unallocated pool agreement.  As a result of this agreement,  along with a reduction in operating  needs,  the Company was able to reduce its owned quantity of silver by over 400,000 troy ounces,  providing over
$5.0 million in cash.  The Company has deferred  $4.2 million in profit  arising from the  temporary  liquidation  of the LIFO  inventory,  which is  included in accrued  liabilities  on the June 30, 2007  balance  sheet.  The  deferred  gain reflects the excess of the current  market value of the precious  metal over the
LIFO value of the inventory decrement. In the comparable six month period of the prior year,  inventory  provided  $1.4 million of cash flow,  primarily due to a decrease in its quantities of precious  metal in inventory.  Such precious metal inventory was reduced in 2006  principally  because of the wind-down of the HHEM business  and  because  of the sale of the  Company's  interest  in a  Singapore operation.

      The use of funds due to accounts receivable in both the first half of 2007 and 2006 ($23.8 million and $12.3 million,  respectively) was principally caused by a seasonal  increase in accounts  receivable which resulted from higher sales levels for the second quarter of each period (and particularly the last month of the quarter)  compared to the fourth quarter of the prior year. Net sales in the second quarter of 2007 (excluding  Bairnco) were $133.8 million,  as compared to
$101.4 million in the fourth quarter of 2006, an increase of $32.4 million.  Net sales in the second  quarter of 2006 were $125.2  million,  as compared to $99.2 million in the fourth quarter of 2005; an increase of $26.0 million.

      Net other current assets and liabilities used $1.9 million of cash flow in the first  half of 2007 and $5.5  million  in the first  half of 2006.  The 2007 period  included  the accrual of $2.8  million of interest  payable to a related party (net of payments),  and a current liability related to the deferral of the temporary LIFO gain of $4.2 million discussed above, plus a seasonal increase in trade  accounts  payable,  but was  reduced  by $4.9  million  of  payments  for environmental  remediation  costs and $5.8 million paid to the WHX Pension Plan.
The use of cash of $5.5  million  in the first  half of 2006 was  driven by cash used for the  payment of $8.0  million of  environmental  remediation  costs and payments to fund the WHX Pension Plan totaling $4.1 million, partially offset by the  recording  of a  $2.9  million  environmental  remediation  accrual  and  a restructuring  reserve of $1.9 million  ($1.7  million net of  payments).  Other non-working capital items included in operating  activities used $1.1 million in the first half of 2007, as compared to $0.4 million in the first half of 2006.

      Investing  activities used $99.5 million in the first half of 2007, driven by the Bairnco acquisition,  which used $99.6 million, net of cash acquired. See discussion  below for  additional  detail on the Bairnco  acquisition.  This was partially offset by $3.8 million received  principally from the sale of the HHEM and certain  Norristown  assets.  Investing  activities used $8.1 million in the first half of 2006, and included net cash paid out for precious metal derivative contracts of $4.8 million,  compared to $0.1 million in 2007,  but was partially offset by $1.4 million from the sale of assets in 2006 related to a discontinued
operation.  In  addition,  capital  spending in the first six months of 2007 was
$3.6 million,  as compared to $4.8 million spent on capital  improvements in the same period of 2006.

      Financing  activities  provided  $116.5 million in the first half of 2007,
$101.5  million of which was due to the  financing  of the Bairnco  acquisition, which is discussed  more fully below.  There were  additional  net  drawdowns of
$19.9  million  on the  revolving  credit  facilities  of both  H&H and  Bairnco
(post-acquisition), partially offset by $4.9 million of principal repaid on term loans and $1.0 million related to financing fees  principally in connection with the  extension of the maturity of the  Company's  credit  facilities.  Financing activities  provided  $21.0  million  of net  cash in the  first  half of  2006, principally  from new term loan  borrowings,  which totaled $26.0 million during the period.  The  increase in debt  between  December 31, 2005 and June 30, 2006 consisted of the following:  On December 29, 2005, H&H entered into an amendment to its Term B Loan with Steel which  provided  for,  among other  things,  a $10 million  increase  in such loan in January  2006.  On January  24,  2006,  H&H's wholly-owned subsidiary,  OMG, Inc. entered into a loan agreement with Sovereign
Bank  for  $8.0  million,  collateralized  by a  mortgage  on OMG,  Inc.'s  real property.  On March 31, 2006,  H&H and Steel agreed to an increase in the Term B
Loan in the amount of $9.0  million and the  prepayment  in the same amount of a portion of H&H's subordinated intercompany promissory note issued to WHX.

ACQUISITION OF BAIRNCO CORPORATION

      On April 12, 2007,  Steel and WHX entered into a Stock Purchase  Agreement whereby WHX acquired Steel's entire interest in BZ Acquisition Corp.  ("BZA"), a
Delaware  corporation and wholly owned  subsidiary of Steel (the "BZA Transfer")
for  $10.00.  In  addition,  WHX agreed to  reimburse  all  reasonable  fees and expenses  incurred by Steel in connection with the Offer and the Merger (each as defined below). BZA was the acquisition  subsidiary in a tender offer to acquire up to all of the outstanding stock of Bairnco for $13.50 per share in cash.

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
million.

      In  connection  with the  closing  of the  Offer,  initial  financing  was provided by Steel through two credit  facilities.  Steel  extended to BZA bridge loans in the principal amount of approximately $75.1 million,  $1.4 million, and
$10.0 million (and may extend additional loans of approximately $3.6 million, up to an aggregate total amount of borrowings of $90.0 million)  pursuant to a Loan and Security  Agreement (the "Bridge Loan Agreement"),  between BZA and Bairnco, as  borrowers,  and  Steel,  as  lender.  Approximately  $56.7  million  of  the indebtedness  under the Bridge Loan Agreement was repaid in July 2007, leaving a principal balance of approximately $31.8 million. See "Liquidity".  In addition,
Steel extended to WHX a $15.0 million  subordinated  loan, which is unsecured at the WHX level,  pursuant to a  Subordinated  Loan and  Security  Agreement  (the
"Subordinated Loan Agreement" and, together with the Bridge Loan Agreement,  the
"Loan  Agreements"),  between  WHX,  as  borrower,  and Steel,  as  lender.  WHX contributed  the $15.0  million  proceeds of the  subordinated  loan to BZA as a capital contribution.

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

LIQUIDITY

      The Company has incurred  significant  losses and negative cash flows from operations in recent years,  and as of June 30, 2007 had an accumulated  deficit of $417.9  million.  As of June 30, 2007,  the Company's  current assets totaled
$221.1  million and its current  liabilities  totaled  $346.1million;  a working capital  deficit of $125.0  million.  The Company's  working  capital deficit at
December 31, 2006 was $1.6  million.  As of June 30,  2007,  the majority of the
Company's  debt has been  classified  as  short-term  since its maturity date is within twelve months (June 30, 2008); whereas as of December 31, 2006, such debt was  classified  as long-term  since its maturity  date  exceeded one year.  The
Company  intends to refinance its debt,  but there can be no assurance that such financing will be available or available on terms acceptable to the Company.

      As of June 30, 2007,  WHX and its  unrestricted  subsidiaries  had cash of approximately  $0.1  million  and current  liabilities  of  approximately  $ 8.7 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable to a related party.  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiaries,  H&H and Bairnco, or other  discrete  transactions.  H&H's  bank  credit  facilities  and  term  loan effectively  do not permit it to transfer  any cash or other assets to WHX (with the exception of unsecured  loans to be used to make required  contributions  to the  pension  plan,  and for other uses of an  unsecured  loan in the  aggregate principal amount not to exceed $3.5 million under certain  conditions),  and are collateralized  by  substantially  all of H&H's  assets.  WHX has no bank credit facility of its own. WHX's ongoing operating cash flow  requirements  consist of funding  the  minimum  requirements  of the WHX  Pension  Plan and paying  other administrative costs.

      H&H's   availability   under  its  revolving  credit  facility  and  other
facilities as of June 30, 2007,  was  approximately  10.1 million.  On March 29,
2007,  all such  facilities,  including  the term  loans,  were  amended  to (i)
redefine  EBITDA,  (ii)  reset the levels  and amend  certain  of the  financial
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
wholly-owned  indirect  subsidiary  of  H&H.,  and  Protechno,  S.A.,  a  French
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
Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of
Fairfield  County,   Connecticut  to  JPMorgan  Chase  Bank  in  the  amount  of
$3,520,200, and related matters (see Note 13- Contingencies).

      On July  27,  2007,  H&H  and  certain  of its  subsidiaries  amended  its revolving credit agreement and its other credit agreements, effective as of July
20, 2007 to,  among other  things,  (i) change the  definition  of EBITDA,  (ii)
permit  additional  loans by Steel to H&H in an  aggregate  amount not to exceed
$7,389,276,  and (iii) permit the loan, distribution or other advances by H&H to
WHX of up to $7,389,276, subject to certain limitations, to the extent loaned by
Steel to H&H as permitted by these amendments.

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
remediation at the Rhode Island site.

      Bairnco  became  a  wholly-owned  subsidiary  of WHX in  April  2007.  The availability  under the Bairnco  Revolving  Credit  Facility (part of its Senior
Secured  Credit  Facility)  on June 30,  2007 was  approximately  $5.9  million.
Initial  financing to fund the tender  offer to acquire  Bairnco was provided by
Steel through two credit  facilities,  in the  approximate  aggregate  amount of
$101.5 million.

      On July 18, 2007,  Bairnco  completed the refinancing of: (i) all existing indebtedness  of Bairnco and its  subsidiaries  under its Senior  Secured Credit
Facility  dated as of November 9, 2006 with Bank of  America,  N.A.,  and (ii) a portion of the existing indebtedness under the Bridge Loan Agreement pursuant to which Steel made an $86.5 million term loan to Bairnco.

      Under the refinancing,  Bairnco entered into (i) a Credit Agreement, dated as of July 17, 2007 (the "First Lien Credit  Agreement"),  by and among Bairnco,
Arlon, Inc. ("Arlon"),  Arlon Viscor Ltd. ("Arlon Viscor"), Arlon Signtech, Ltd.
("Arlon Signtech"),  Kasco Corporation  ("Kasco"),  and Southern Saw Acquisition
Corporation  ("Southern  Saw," and together  with each of Arlon,  Arlon  Viscor,
Arlon Signtech and Kasco, the  "Borrowers")  and Wells Fargo Foothill,  Inc., as
the arranger and administrative agent for the lenders thereunder,  (ii) a Credit
Agreement,  dated as of July 17, 2007 (the "Second Lien Credit  Agreement"),  by
and  among  Bairnco,  each  of  the  Borrowers,   and  Ableco  Finance  LLC,  as
administrative  agent  for the  lenders  thereunder,  and (iii) an  Amended  and
Restated Credit  Agreement,  dated as of July 17, 2007 (the  "Subordinated  Debt
Credit  Agreement"),  by and among  Bairnco,  each of the Borrowers and Steel as lender.  The  Subordinated  Debt Credit Agreement amends and restates the Bridge
Loan Agreement.

      The First Lien Credit  Agreement  provides for a revolving credit facility to the Borrowers in an aggregate principal amount not to exceed $30,000,000, and a term loan facility to the Borrowers of $28,000,000. Borrowings under the First
Lien Credit  Agreement,  bear interest,  (A) in the case of base rate loans,  at

0.25  percentage  points  above the Wells Fargo  prime rate,  (B) in the case of
LIBOR rate loans, at rates of 2.00 percentage points or 2.50 percentage  points, as applicable,  above the LIBOR rate, and (C) otherwise,  at a rate equal to the
Wells Fargo prime rate minus 0.25 percentage points. Obligations under the First
Lien Credit Agreement are guaranteed by Arlon Partners, Inc. ("Arlon Partners"),
Arlon MED  International  LLC ("Arlon  MED  International"),  Arlon  Adhesives &
Films,  Inc.  ("Arlon  Adhesives")  and Kasco  Mexico LLC ("Kasco  Mexico,"  and
together  with  Bairnco,  Arlon  Partners,  Arlon  MED  International  and Arlon
Adhesives, the "Guarantors"), and collateralized by a first priority lien on all
assets  of  Bairnco,  the  Borrowers,   the  Guarantors  and  Bairnco's  Ontario
subsidiary,  Atlantic Service Company, Limited ("Atlantic Service," and together with  Bairnco,  the  Borrowers  and the  Guarantors,  the "Loan  Parties").  The
scheduled  maturity  date  of the  indebtedness  under  the  First  Lien  Credit
Agreement is July 17, 2012.

      The Second Lien Credit Agreement  provides for a term loan facility to the
Borrowers of $48,000,000. Borrowings under the Second Lien Credit Agreement bear interest,  in the case of base rate loans, at 3.50  percentage  points above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference  rate,  base rate or prime rate, and, in the case of LIBOR rate loans, at 6.00  percentage  points above the LIBOR rate.  Obligations  under the
Second  Lien  Credit   Agreement  are  guaranteed  by  the  Loan  Parties,   and
collateralized by a second priority lien on all assets of the Loan Parties.  The scheduled  maturity  date of the  indebtedness  under  the  Second  Lien  Credit
Agreement is July 17, 2012.

      Bairnco used  $56,659,776  of the  borrowings  under the First Lien Credit
Agreement  and  Second  Lien  Credit   Agreement  to  repay  a  portion  of  the
indebtedness  outstanding  under the Bridge Loan Agreement,  leaving a principal balance of $31,814,320 (the  "Subordinated  Debt  Principal").  The Subordinated
Debt Credit Agreement  provides for a term loan facility to the Borrowers in the amount of the Subordinated Debt Principal. All borrowings under the Subordinated
Debt Credit Agreement bear interest at 6.75 percentage  points above the rate of interest publicly  announced by JPMorgan Chase Bank in New York, New York as its
reference  rate,  base  rate or  prime  rate.  Interest  is  payable  under  the
Subordinated  Debt  Credit  Agreement  and  as  permitted  by  the  terms  of an intercreditor  and  subordination  agreement by and among Wells Fargo  Foothill,
Inc.,  as agent under the First Lien Credit  Agreement,  Ableco  Finance LLC, as
agent under the Second Lien Credit Agreement,  and Steel.  Obligations under the
Subordinated  Debt Credit  Agreement are  guaranteed  by the Loan  Parties,  and collateralized  by a  subordinated  priority  lien  on the  assets  of the  Loan
Parties.  In  connection  with the  Subordinated  Debt Credit  Agreement,  Steel released  certain  foreign  subsidiaries of Bairnco from their joint and several guarantee of the  obligations of Bairnco and its  subsidiaries  under the Bridge
Loan Agreement.

      In addition to the obligations  under the current credit  facilities,  the
Company also has significant cash flow obligations, including without limitation the amounts  due to the WHX Pension  Plan (as amended by the IRS Waiver and PBGC
Settlement  Agreement  entered into December 28, 2006). The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate  transactions,  to increase cash flow and stockholder value, as well as considering the reduction of certain discretionary  expenses and sale of certain non-core  assets.  The Company intends to refinance its debt prior to maturity. There can be no assurance that the funds available from operations and under the Company's  credit  facilities  will be sufficient to fund debt service costs,  working capital demands,  pension plan contributions,  and environmental remediation  costs,  or that  the  Company  will be able to  obtain  replacement financing at commercially reasonable terms upon the expiration of the H&H credit facilities in June 2008.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK AND RELATED RISKS

      In the normal  course of business,  H&H is exposed to market risk or price fluctuation related to the purchase of natural gas, electricity, precious metal, steel products and certain  non-ferrous metal used as raw material.  H&H is also exposed  to the  effects  of price  fluctuations  on the value of its  commodity inventories, specifically, H&H's precious metal inventories.

      H&H's market risk strategy has generally been to obtain competitive prices for its  products and services  and allow  operating  results to reflect  market price movements dictated by supply and demand.

      H&H enters into commodity futures and forwards contracts on precious metal that are  subject  to market  fluctuations  in order to  economically  hedge its
precious  metal  inventory  against  price  fluctuations.   Future  and  forward
contracts  to sell or buy  precious  metal  are the  derivatives  used  for this objective.  As these  derivatives are not designated as accounting  hedges under
SFAS No. 133, they are accounted for as derivatives  with no hedge  designation.
These  derivatives  are marked to market and both realized and unrealized  gains and losses on these derivatives are recorded in current period earnings as other income  (loss).  The  unrealized  gain  or  loss  (open  trade  equity)  on  the derivatives is included in other current assets or other current liabilities.

      General  inflation  has  impacted  Bairnco's  operating  results in recent years.  During late 2005 and 2006 Bairnco saw  percentage  cost  increases  from suppliers that were greater than the percentage  price increases it passed on to its  customers.  Sales  prices and volumes  have also  continued  to be strongly influenced by specific market supply and demand and by foreign currency exchange rate fluctuations.

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

ITEM 4.     CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial  Officer  concluded that as of June 30, 2007, our disclosure  controls and procedures were not effective in ensuring that all  information  required to be  disclosed  in  reports  that we file or  submit  under the  Exchange  Act is recorded,  processed,  summarized and reported within the time periods specified in the SEC  rules  and  forms  and that  such  information  is  accumulated  and communicated to our management,  including our Chief Executive Officer and Chief
Financial Officer,  in a manner that allows timely decisions  regarding required disclosure.

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

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or  detected.  As of June 30,  2007 we have  concluded  that the Company did not maintain  effective  disclosure  controls and  procedures  due to the  following material weaknesses:

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

      These  weaknesses  could result in  conditions  that would cause  material adjustments  to the  financial  statements  for the three and six month  periods ended June 30, 2007  including:  the application of SFAS No. 144 "Accounting for the  Impairment  or Disposal of  Long-Lived  Assets",  the  completeness  of the
Company's  environmental  remediation  reserves,  treatment  of the Rabbi trust, capitalization of leases,  revenue recognition,  and differences between foreign and US GAAP as it applies to certain international subsidiaries.

      As disclosed  herein,  the  acquisition  of Bairnco was completed in April
2007 when Bairnco became a wholly-owned subsidiary of WHX. The Company is in the process of evaluating  its disclosure  controls and  procedures  with respect to
Bairnco and its subsidiaries.  In light of Bairnco's recent acquisition,  at the present  time  the  Company  is  not  able  to  reach  a  conclusion  as to  the effectiveness of its disclosure  controls and procedures with respect to Bairnco and its  subsidiaries,  and the Company's  evaluation  described  above excluded
Bairnco's  business  units'  assessment  of the  effectiveness  of the  internal controls over financial reporting..

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

PART II  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

HH EAST PARCEL, LLC. V. HANDY & HARMAN

      This action  arises out of a purchase and sale  agreement  entered into in
2003  whereby  H&H agreed to sell the  eastern  parcel of a  commercial  site in
Fairfield,  Connecticut to HH East Parcel, LLC ("HH East"). On or about April 5,
2005,  HH East  filed a Demand for  Arbitration  with the  American  Arbitration
Association  seeking  legal and  equitable  relief  including  completion of the remediation of environmental conditions at the site in accordance with the terms
of  the  agreement.   An  arbitration  hearing  was  held  in  October  2005  in
Connecticut,  pursuant  to which HH East was  awarded,  among other  things,  an amount  equal to $5,000 per day from  January 1, 2005  through the date on which remediation  is  completed.  This award  amounts to  approximately  $4.0 million through  the  completion  date of April 6, 2007.  HH East moved in the  Superior
Court of Connecticut,  Fairfield  County,  to have the arbitration award and H&H moved to have it vacated.  The court issued a decision on June 26, 2006, denying
H&H's application. H&H is appealing this decision.

      On May 22, 2007, HH East served an Order for a  Prejudgment  Attachment in the amount of $3,520,200, issued by the Superior Court, Stamford, Connecticut in
December 2006, against certain  Connecticut  property of H&H and against certain bank  accounts  maintained  by H&H  at  banks  in  New  York.  H&H  has  brought proceedings in the Superior  Court,  Stamford,  Connecticut,  and in the Supreme
Court,  State of New York, to oppose the attachment of such bank accounts and to have  it  lifted.  The  New  York  proceeding  has  been  discontinued  and  the
Connecticut  proceeding is pending but adjourned.  The parties have engaged from time  to  time  in  settlement  discussions  to  resolve  the  open  issues  and proceedings  between them. On June 14, 2007,  HH East  temporarily  withdrew its attachment/garnishment against certain bank accounts of H&H after the posting of other  satisfactory  collateral  by H&H and  while  settlement  discussions  are continuing.  On June 29, 2007, and again on July 23, 2007, HH East re-served the
Order against certain bank accounts of H&H.

H&H  has  been  working   cooperatively  with  the  Connecticut   Department  of
Environmental  Protection  ("CTDEP")  with  respect to its  obligations  under a consent  order entered into in 1989 that applies to both the eastern and western parcels of the property. H&H has been conducting an investigation of the western parcel,  and is  continuing  the process of evaluating  various  options for its remediation.  The  sale  of the  eastern  parcel  that  is the  subject  of this litigation triggered statutory  obligations under Connecticut law to investigate and remediate  pollution at or emanating from the eastern parcel.  H&H completed the  investigation  and has been  actively  conducting  remediation  of all soil conditions  on the  eastern  parcel  for more  than  three  years.  Although  no groundwater  remediation  is  required,  there  will be  monitoring  of same for several years.  Approximately  $28.4 million had been expended  through June 30,
2007,  and the  remaining  remediation  costs are expected to  approximate  $0.3 million.  H&H received  reimbursement  of $2.0 million from its carrier  under a
cost-cap  insurance  policy  and  is  pursuing  its  potential   entitlement  to
additional coverage. Remediation of all soil conditions on site was completed on
April 6, 2007.  HH East  informed H&H in June that it believes  that  additional work remains to be done by H&H on the site.  The parties have been in discussion about  this  matter  and  in  furtherance  of  settlement  discussions,  H&H  is considering performing limited additional work on site.

ENVIRONMENTAL ACTIONS

      In  connection  with the sale of its  Fairfield,  Connecticut  facility in
2003, the Company was responsible for demolition and  environmental  remediation of the  site,  the  estimated  cost of which  was  included  in the loss on sale
recorded  in  2003.  H&H  determined   that  an  increase  in  the  reserve  for
environmental  remediation was needed in the amount of $28.3 million,  which was recorded in the fourth quarter of 2004. This change in reserve was caused by the discovery  of  underground  debris  and  soil  contaminants  that  had not  been anticipated.  These additional  costs are included in environmental  remediation expense.  An additional  $4.0 million has been recorded in selling,  general and administrative  expenses as a penalty  related to  Fairfield  East.  The Company retains title to a parcel of land  adjacent to the property  sold in 2003.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at June 30, 2007 and December 31, 2006.

      H&H entered into an administrative  consent order (the "ACO") in 1986 with the New Jersey Department of Environmental  Protection  ("NJDEP") with regard to certain  property  that it  purchased  in 1984 in New Jersey.  The ACO  involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled  with  certain of its  insurance carriers. H&H is actively remediating the property and continuing to investigate the most  effective  methods for achieving  compliance  with the ACO. A remedial investigation  report  was  filed  with  the  NJDEP  in May of  2006.  Once  the investigation has been completed, it will be followed by a feasibility study and a remedial  action work plan that will be  submitted to NJDEP.  H&H  anticipates entering into discussions in the near future with NJDEP to address that agency's natural  resource damage claims,  the ultimate scope and cost of which cannot be estimated at this time. The ongoing cost of  remediation is presently  estimated at approximately $450,000 per year, plus anticipated additional costs in 2007 of approximately  $250,000.  Pursuant  to a  settlement  agreement  with the former owner/operator  of the  Site,  the  responsibility  for site  investigation  and remediation costs are allocated, 75% to the former owner/operator and 25% to H&H after  the first $1  million.  The $1  million  was paid  solely  by the  former owner/operator.  To date, over and above the $1 million, total investigation and remediation  costs of  $237,000  and  $79,000  have been  expended by the former
owner/operator  and  H&H,  respectively,   in  accordance  with  the  settlement
agreement.  Additionally,  H&H is currently being reimbursed  through  insurance coverage for a portion of the  investigation and remediation costs for which the company is responsible.  There is additional excess insurance coverage which H&H intends to pursue as necessary.

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

      In a case entitled Agere Systems,  Inc., et al. v. Advanced  Environmental
Technology Corp., et al. (U.S.  District Court,  EDPA),  five companies,  all of which are PRPs for the Boarhead Farm site in Bucks County, Pennsylvania, brought
CERCLA contribution and similar claims under  Pennsylvania's  environmental laws against  a number  of  companies  in  2002.  A  subsidiary  of H&H is one of the defendants that the plaintiffs  claim  contributed to the  contamination  of the
Boarhead Farm site. A number of the plaintiffs have entered into consent decrees with the  Environmental  Protection  Agency ("EPA") regarding the remediation of groundwater  and soil  contamination  at the  Boarhead  Farm site.  In addition, plaintiffs have settled with a number of the defendants. There are currently six non-settling  defendants,  including  H&H,  against  which  the  plaintiffs  are pursuing  their  claims.  Fact and  expert  discovery  has been  concluded.  The plaintiffs  have already made  substantial  payments to the EPA in past response costs and have themselves  incurred costs for groundwater and soil  remediation.
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
proposed  allocations are expected to be determined  during the third quarter of
2007 (although that could be extended),  at which point H&H could still withdraw from the group.  The PRP group submitted its good faith offer to the EPA in late
October 2006.  The offer is  contingent  on the group  arriving at an acceptable allocation  amongst  the PRPs.  It is  anticipated  that the EPA will  accept or reject  the PRP's  offer  shortly  after the  allocation  process  is  concluded

(assuming an  acceptable  allocation  is reached).  It is  anticipated  that PRP remedial  activities at the site will not begin until 2009. The remediation of a significant amount of the contamination at the site is the responsibility of the
U.S. Department of Energy ("DOE"). That remediation is being accomplished by the
U.S. Army Corps of  Engineers.  The DOE portion of the work has begun but is not expected to be completed  until 2009, at which time the  remaining  work will be more clearly defined.  The Company has recorded a reserve of $1.5 million in the first quarter of 2006 in connection with this matter.

      Please see "Legal Proceedings" from the WHX Annual Report on Form 10-K for the year ended December 31, 2006,  and Note 13 to this Quarterly  Report on Form
10-Q.

ITEM 1A.    RISK FACTORS

      Please see "Risk  Factors" from the WHX Annual Report on Form 10-K for the year ended  December  31,  2006.  In addition,  in light of the  acquisition  of
Bairnco by the Company in April 2007, please see "Risk Factors" from the Bairnco
Corporation  Annual Report on Form 10-K for the year ended  December 31, 2006, a copy of such Risk Factors attached hereto as Exhibit 99.1.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's  Annual  Meeting of  Shareholders  on June 21, 2007,  the
Company's  shareholders  re-elected  the  eight  incumbent  members  (Warren  G.
Lichtenstein,  Jack L. Howard,  Glen M.  Kassan,  Louis  Klein,  Jr.,  Daniel P.
Murphy,  Jr.,  John J. Quicke,  Joshua E.  Schechter  and Garen W. Smith) to the
Company's Board of Directors.  The votes cast for and withheld from each nominee were as follows:

                                            Withhold
Nominees                        For         Authority
----------------------       ---------      ---------
Warren G. Lichtenstein       7,756,622       512,877
Jack L. Howard               7,756,579       512,920
Glen M. Kassan               7,756,551       512,948
Louis Klein, Jr              8,261,209         8,290
Daniel P. Murphy, Jr         7,756,551       512,948
John J. Quicke               7,756,520       512,979
Joshua E. Schechter          7,756,475       513,024
Garen W. Smith               8,260,904         8,595

      A proposal to amend WHX Corporation's  amended and restated certificate of incorporation  to  increase  WHX  Corporation's  authorized  capital  stock from
45,000,000  shares,  consisting of 40,000,000  shares of common stock, par value
$0.01 per share,  and 5,000,000  shares of preferred  stock, par value $0.01 per share,  to a total of 55,000,000  shares,  consisting  of  50,000,000  shares of common stock and  5,000,000  shares of  preferred  stock was  approved,  and the number of votes cast for, against or to abstain were as follows:

For              Against     Abstain
---------        -------     -------
8,245,532        22,885      1,082

       A proposal to adopt WHX Corporation's 2007 Incentive Stock Plan was approved,  and the  number of votes  cast for,  against  or to  abstain  were as follows:

For              Against     Abstain
---------        -------     -------
5,954,341        702,064     2,269

      A proposal to ratify of the appointment of Grant Thornton LLP as the
Company's  independent auditors for the fiscal year ending December 31, 2006 was approved,  and the  number of votes  cast for,  against  or to  abstain  were as follows:

For              Against     Abstain
---------        -------     -------
8,262,500        5,500       1,499

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

      * Exhibit 99.1 Risk  Factors  contained  in Bairnco  Corporation's  Annual
       Report on Form 10-K for the twelve months ended December 31, 2006.

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

August 14, 2007