Form 10-Q
period 2007-09-30
WHX CORP
filed 2007-11-13
CIK 106618

                     --------------------------------------

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2007
                               ------------------

/ /   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

       COMMISSION FILE NUMBER 1-2394

                                 WHX CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              13-3768097
                 --------                              ----------
         (State of Incorporation)                     (IRS Employer
                                                   Identification No.)

          1133 WESTCHESTER AVENUE
          WHITE PLAINS, NEW YORK                          10604
          ----------------------                          -----
 (Address of principal executive offices)              (Zip code)

        Registrant's telephone number, including area code: 914-461-1350

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
Large accelerated filer / /   Accelerated filer / /   Non-accelerated filer /X/

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).
Yes / /   No /X/

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes /X/   No / /

The number of shares of Common Stock issued and  outstanding as of September 30,
2007 was 10,000,498.

PART I. ITEM 1: FINANCIAL STATEMENTS

                                                      WHX CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (Unaudited)

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
                                                                2007            2006            2007            2006
                                                           --------------- --------------  -------------   ---------------
                                                                        (in thousands - except per-share)

Net sales                                                    $ 182,400       $ 121,609       $ 477,091       $ 359,593

Cost of goods sold                                             147,796          97,711         382,837         290,767
                                                             ---------       ---------       ---------       ---------

Gross profit                                                    34,604          23,898          94,254          68,826

Selling, general and administrative expenses                    33,627          15,574          83,145          46,588
Proceeds from insurance claims                                       0            (810)         (5,689)           (810)
Environmental remediation expense                                2,527            --             2,527           2,909
Loss (gain) on disposal of assets                                  153              (4)            288              83
Asset impairment charge                                           --              --              --             1,778
Restructuring charges                                             --               485            --             2,416
                                                             ---------       ---------       ---------       ---------

Income (loss) from operations                                   (1,703)          8,653          13,983          15,862
                                                             ---------       ---------       ---------       ---------

Other:
      Interest expense                                          10,652           5,775          28,558          15,723
      Realized and unrealized loss on derivatives                  963           1,714           1,039           6,244
      Other expense (income)                                       138            (175)            328             (41)
                                                             ---------       ---------       ---------       ---------

Income (loss) from continuing operations before taxes          (13,456)          1,339         (15,942)         (6,064)

Tax provision (benefit)                                            213            (896)          2,230             339
                                                             ---------       ---------       ---------       ---------

Income (loss) from continuing operations, net of tax           (13,669)          2,235         (18,172)         (6,403)

Discontinued operations:
      Loss from discontinued operations                           --              --              --              (167)
      Gain on disposal, net of tax                                --             2,880            --             2,880
                                                             ---------       ---------       ---------       ---------
Net income-discontinued operations, net of tax of $1,639          --             2,880            --             2,713

                                                             ---------       ---------       ---------       ---------
Net income (loss)                                            $ (13,669)      $   5,115       $ (18,172)      $  (3,690)
                                                             =========       =========       =========       =========

BASIC AND DILUTED PER SHARE OF COMMON STOCK

Income (loss) from continuing operations, net of tax         $   (1.37)      $    0.22       $   (1.82)      $   (0.64)
Discontinued operations                                           --              0.29            --              0.27
                                                             ---------       ---------       ---------       ---------

Net income (loss) per share applicable to common stock       $   (1.37)      $    0.51       $   (1.82)      $   (0.37)
                                                             =========       =========       =========       =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                             2

                                       WHX CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                               September 30,  December 31,
                                                                   2007           2006
                                                               -------------  ------------
                                                            (Dollars and shares in thousands)
ASSETS
Current Assets:
      Cash and cash equivalents                                 $   8,942      $   4,776
      Trade receivables - net                                     108,184         58,697
      Inventories                                                  85,703         57,177
      Deferred income taxes                                           899            339
      Assets held for sale                                           --            3,967
      Other current assets                                         12,236          5,611
                                                                ---------      ---------
                 Total current assets                             215,964        130,567

Property, plant and equipment at cost, less
        accumulated depreciation and amortization                 122,845         78,120
Goodwill and other intangibles, net                               102,970         68,272
Other non-current assets                                           19,555         16,906
                                                                ---------      ---------
                                                                $ 461,334      $ 293,865
                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
     Trade payables                                             $  61,247      $  39,194
     Accrued environmental liability                                6,680          9,421
     Accrued liabilities                                           48,589         28,456
     Accrued interest expense - related party                      15,787          9,827
     Current portion of long-term debt                             61,240          4,778
     Current portion of long-term debt - related party            103,316           --
     Short-term debt                                               59,771         40,321
     Deferred income taxes                                            123            123
                                                                ---------      ---------
               Total current liabilities                          356,753        132,120

Long-term debt                                                     89,473         70,901
Long-term debt - related party                                     48,910         89,627
Accrued pension liability                                          28,095         53,445
Other employee benefit liabilities                                  8,064          8,667
Deferred income taxes                                               5,306          2,868
Other liabilities                                                   3,211           --
                                                                ---------      ---------
                                                                  539,812        357,628
                                                                ---------      ---------
Stockholders' (Deficit) Equity:
Preferred stock- $.01 par value; authorized 5,000
     shares; issued and outstanding -0- shares                       --             --
Common stock -  $.01 par value; authorized 50,000 and 40,000
   shares, respectively; issued and outstanding 10,000 shares         100            100
Warrants                                                            1,287          1,287
Accumulated other comprehensive loss                              (43,961)       (47,335)
Additional paid-in capital                                        395,618        394,308
Accumulated deficit                                              (431,522)      (412,123)
                                                                ---------      ---------
Total stockholders' deficit                                       (78,478)       (63,763)
                                                                ---------      ---------
                                                                $ 461,334      $ 293,865
                                                                =========      =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                              3

                                              WHX CORPORATION
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                           Nine Months Ended September 30,
                                                                              2007                 2006
                                                                           ----------           ----------
                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $ (18,172)           $  (3,690)

Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                               13,325                9,312
  Non-cash stock based compensation                                            1,644                 --
  Acquired in-process research and development                                 1,520                 --
  Asset impairment charge                                                       --                  1,778
  Amortization of debt related costs                                           1,421                1,684
  Payment-in-kind interest on related party debt                               3,018                 --
  Other postretirement benefits                                                  488                  (47)
  Curtailment of employee benefit obligations                                    727                  128
  Loss on asset dispositions                                                     288                  106
  Equity in after-tax income of affiliated companies                             (41)                (134)
  Gain on sale of investment in an affiliate                                    --                   (187)
  Unrealized loss (gain) on derivatives                                          144                 (963)
  Reclassification of net cash settlements on derivative instruments             895                7,207
  Discontinued operations                                                       --                 (4,518)
Decrease (increase) in working capital elements,
  net of effect of acquisitions:
      Trade receivables                                                      (17,311)              (9,743)
       Inventories                                                            11,497                 (259)
       Other current assets                                                    1,363                  963
       Accrued interest expense-related party, net                             5,633                3,640
       Other current liabilities                                             (19,100)             (15,461)
  Other items-net                                                                173                 (897)
  Discontinued operations                                                       --                   (401)
                                                                           ---------            ---------
Net cash used in operating activities                                        (12,488)             (11,482)
                                                                           ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of Bairnco, net of cash acquired                               (99,492)                --
  Plant additions and improvements                                            (7,040)              (6,837)
  Net cash settlements on derivative instruments                                (895)              (7,207)
  Proceeds from sales of assets                                                4,323                  139
  Proceeds from sale of investment in an affiliate                              --                    616
  Discontinued operations                                                       --                  7,216
                                                                           ---------            ---------
Net cash used in investing activities                                       (103,104)              (6,073)
                                                                           ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from term loans - related party                                   115,080               19,000
  Proceeds from term loans - Domestic                                         76,000                7,000
  Proceeds from term loans - Foreign                                              93                 --
  Net increase in short term debt                                              7,878                  702
  Repayments of term loans - related party                                   (55,499)                --
  Repayments of term loans - Foreign                                            (365)                (343)
  Repayments of term loans - Domestic                                        (20,694)              (7,534)
  Deferred finance charges                                                    (3,937)                (216)
  Net change in overdrafts                                                     1,001                 (404)
                                                                           ---------            ---------
Net cash provided by financing activities                                    119,557               18,205
                                                                           ---------            ---------
NET CHANGE FOR THE PERIOD                                                      3,965                  650
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                                      201                  142
Cash and cash equivalents at beginning of period                               4,776                4,076
                                                                           ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   8,942            $   4,868
                                                                           =========            =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                    4

                                                           WHX CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                                                  IN STOCKHOLDERS' (DEFICIT) EQUITY
                                                             (Unaudited)

                                                                    Nine Months Ended September 30, 2007
(dollars and shares in thousands)
                                           Shares         Common Stock,        Accumulated         Accumulated            Total
                                             of           Warrants and           Deficit              Other           Stockholders'
                                           Common       Additional Paid-in                        Comprehensive     (Deficit) Equity
                                           Stock             Capital                                  Loss
                                        ------------    ------------------   ----------------   ------------------  ----------------

Balance at December 31, 2006                10,000          $ 395,695           $(412,123)          $ (47,335)          $ (63,763)
Cumulative effect of adoption of
FIN 48  (Note 5)                              --                 --                (1,227)               --                (1,227)
                                         ---------          ---------           ---------           ---------           ---------
Balance at January 1, 2007                  10,000          $ 395,695           $(413,350)          $ (47,335)          $ (64,990)

Grant of stock options                        --                1,310                --                  --                 1,310

Net loss                                      --                 --               (18,172)               --               (18,172)
Currency translation adjustments              --                 --                  --                 2,028               2,028
Curtailment adjustment                        --                 --                  --                 1,346               1,346
                                                                                                                        ---------
Comprehensive loss                                                                                                        (14,798)

                                         ---------          ---------           ---------           ---------           ---------
Balance at September 30, 2007               10,000          $ 397,005           $(431,522)          $ (43,961)          $ (78,478)
                                         =========          =========           =========           =========           =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - THE COMPANY AND NATURE OF OPERATIONS

      WHX  Corporation,  the parent  company  ("WHX") is a holding  company that invests in and manages a group of businesses on a decentralized  basis. WHX owns
Handy & Harman  ("H&H"),  which is a  diversified  manufacturing  company  whose strategic  business units encompass three reportable  segments:  precious metal, tubing, and engineered materials.  H&H's precious metal segment manufactures and sells precious  metal products and  electroplated  material  containing  silver, gold, and palladium in combination with base metals for use in a wide variety of industrial  applications.  The  tubing  segment  manufactures  and sells  tubing products and  fabrications  primarily  from  stainless  steel,  carbon steel and specialty  alloys,  for use in a wide variety of  industrial  applications.  The engineered  materials segment manufactures a) specialty roofing and construction fasteners, using steel and plastic, which are sold to the construction and do-it yourself  markets,  b) plastic and steel fittings and connectors for natural gas and water distribution, and non-ferrous thermite welding powders, which are sold
to  the  construction,   electric,   and  natural  gas  and  water  distribution
industries,  and c)  electrogalvanized  products  used in the  construction  and
appliance  industries.  In  April  2007,   WHX  acquired   Bairnco   Corporation
("Bairnco").  See Note  2-Acquisition  of Bairnco.  Bairnco's  Arlon  electronic materials  ("Arlon EM") segment  designs,  manufactures,  markets and sells high
performance   laminate   materials   and   bonding   films   utilized   in   the
military/aerospace,  wireless  communications,  automotive,  oil  drilling,  and semiconductor  markets.  Among the products included in the Arlon EM segment are high  technology  materials for the printed  circuit board industry and silicone rubber  products for  insulating  tapes and flexible  heaters.  Bairnco's  Arlon coated materials (`Arlon CM") segment designs,  manufactures,  markets and sells laminated  and coated  products to the  electronic,  industrial  and  commercial markets  under the Arlon and Calon brand names.  Among the products  included in the Arlon CM segment are vinyl films for graphics art  applications,  foam tapes used  in  window  glazing,  and  electrical  and  thermal  insulation  products.
Bairnco's Kasco replacement products and services ("Kasco") segment is a leading provider of meat-room products (principally  replacement band saw blades) and on site  maintenance  services  principally  to retail food  stores,  meat and deli operations,  and meat,  poultry and fish processing plants throughout the United
States,  Canada and Europe.  In Canada and France,  in addition to providing its replacement  products,  Kasco also sells  equipment to the  supermarket and food processing industries.  The results of operations of Bairnco are included in the financial results of WHX beginning April 13, 2007. WHX, together with all of its subsidiaries, are referred to herein as the "Company."

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
resulting Merger and to pay related fees and expenses were approximately  $101.4 million.  In  connection  with the closing of the Offer,  initial  financing was provided by Steel through two credit facilities,  one of which was refinanced on
July 18, 2007. These credit facilities are described in Note 10- Debt. The Offer and the Merger are referred to as the "Bairnco Acquisition".

      WHX believes that the Bairnco  Acquisition  will be beneficial  because of
Bairnco's  strong positions in its three business  segments,  and that Bairnco's plant level operations, profit margins and working capital can be improved.

      The Bairnco  Acquisition  was accounted  for under the purchase  method of accounting.  As noted  above,  the  operations  of  Bairnco  comprise  three new reportable  segments for WHX;  Arlon EM, Arlon CM, and Kasco.  Management of the
Company is responsible for valuing the assets and liabilities acquired, and such valuation has not yet been completed. The preliminary purchase price allocation, subject to change pending completion of the final valuation and analysis,  is as follows:

Current assets                   $  80,222
Property, plant & equipment         49,124
Identifiable intangible assets      23,781
Other non-current assets               468
Goodwill                            14,947
Current liabilities                (29,845)
Debt                               (31,078)
Other long term liabilities         (6,229)
                                 ---------
   Purchase price                $ 101,390
                                 =========

      The  components  of the $23.8 million of estimated  acquired  Identifiable
Intangible Assets, listed in the above table, are as follows:

                                             Amount     Amortization
                                             ------        Period
                                         (in thousands)    ------

Customer relationships                      $19,030       10 years
Trade names                                   2,003       10 years
Engineering drawings                            246       10 years
Backlog                                         785
In-process research and development           1,520
Other                                           197       10 years
                                            -------
Total Identifiable intangible assets        $23,781
                                            =======

      Amortization  expense on these intangible assets recorded from acquisition through  September  30, 2007 was  approximately  $1.0  million.  The backlog and in-process research and development intangible assets were fully expensed in the third quarter ended  September  30, 2007.  Goodwill has an indefinite  life and, accordingly,  will not be amortized,  but will be subject to periodic impairment testing at future periods in accordance  with Statement of Financial  Accounting
Standards   ("SFAS")  No.  142,   "Goodwill   and  Other   Intangible   Assets".
Approximately  $1.4 million of goodwill  related to prior  acquisitions  made by
Bairnco is expected to be amortizable for income tax purposes.

      Effective  April 13, 2007, the  consolidated  financial  statements of the
Company include the actual results of operations of Bairnco. The following table summarizes  unaudited  pro forma  financial  data for the combined  companies as though the Company had acquired Bairnco as of January 1, 2006:

                                              PRO FORMA COMBINED FINANCIAL INFORMATION

                                                    For the Three Months Ended September 30, For the Nine Months Ended September 30,
             (in thousands)                                  2007             2006                   2007             2006
                                                    ------------------- -------------------- ------------------- -------------------

Net sales                                                 $ 182,400        $ 164,908              $ 531,860        $ 490,744

Loss from continuing operations before income taxes       $  (5,102)       $  (2,906)             $ (18,507)       $ (14,638)

Loss from continuing operations, net of tax               $  (5,826)       $  (1,841)             $ (21,098)       $ (14,731)

Discontinued operations, net of tax                           --           $   2,880                  --           $   2,713

Net income (loss)                                         $  (5,826)       $   1,039              $ (21,098)       $ (12,018)

Loss from continuing operations per common share          $   (0.58)       $   (0.18)             $   (2.11)       $   (1.47)

Discontinued operations per common share                      --           $    0.29                   --          $    0.27

Net income (loss) per common share                        $   (0.58)       $    0.10              $   (2.11)       $   (1.20)

      Included  in the  above  pro  forma  results  for the  nine  months  ended
September 30, 2007 are  non-recurring  pre-tax charges of $5.7 million  incurred because of the change in control of Bairnco and costs of $1.4  million  relating to the tender offer for Bairnco shares.  Other  non-recurring  charges  totaling
$7.8 million that are included in the  consolidated  statement of  operations of
WHX for the three and nine months ended  September  30, 2007 have been  excluded from the above  pro  forma  results  of  operations.  Such  charges  consist  of approximately  $5.5 million of acquired  manufacturing  profit in inventory that was charged to cost of sales,  approximately $1.5 million of acquired in-process research and development  costs, and $0.8 million of acquired  backlog,  and all are related  directly to the  acquisition.  Also included in the above pro forma pretax  results  for the nine  month  period is pre-tax  income of $5.7  million resulting from WHX's settlement of a fire insurance claim from a prior year.

      Pro forma adjustments to the historical  results of operations for each of
the   periods   presented   include   additional   interest   expense   on   the
acquisition-related financing,  additional depreciation and amortization expense
relating  to  the  higher  basis  of  fixed  assets  and  acquired   amortizable
intangibles, and the elimination of Federal income taxes on Bairnco's results of operations.  Since Bairnco will be included in the  consolidated  federal income tax return of WHX, and due to the  uncertainty of realizing the benefit of WHX's net  operating  loss  carryforwards  ("NOLs")  in the  future,  a  deferred  tax valuation  allowance has been  established  on a  consolidated  basis.  Interest
expense  reflects  a  refinancing  of  approximately   $56  million  of  initial
acquisition financing three months after the acquisition date (specifically,  on
April 1, 2006 in the pro forma results). Bairnco actually refinanced the initial acquisition  financing  approximately  three months (July 2007) after the actual acquisition date.

      The pro forma  information  noted above should be read in conjunction with the related  historical  information  and is not  necessarily  indicative of the results that would have been attained had the  transaction  actually taken place as of January 1, 2006; nor is it indicative of any future  operating  results of the combined entities.

NOTE 3 - LIQUIDITY

      The Company has incurred  significant  losses and negative cash flows from operations  in recent  years,  and as of September  30, 2007 had an  accumulated deficit of $431.5  million.  As of September  30, 2007,  the  Company's  current assets  totaled  $216.0  million  and its  current  liabilities  totaled  $356.8 million;  a working capital  deficit of $140.8 million.  Included in the current liabilities  as of  September  30,  2007 is a total of  $124.2  million  of loan principal,  interest,  and  manditorily  redeemable  preferred  stock payable to
Steel,  a related  party.  Such amounts are  expected to be either  partially or totally repaid after the completion of a proposed rights offering. See Note 14 -
Subsequent  Events.  The Company's  working capital deficit at December 31, 2006 was $1.6 million.  As of September 30, 2007,  the majority of the Company's debt has been  classified  as  short-term  since its maturity  date is within  twelve months  (June  30,  2008);  whereas  as of  December  31,  2006,  such  debt was classified as long-term  since its maturity date exceeded one year.  The Company intends to refinance its debt, but there can be no assurance that such financing will be  available  or available  on terms  acceptable  to the  Company.  If the
Company cannot  refinance H&H's debt that is due on June 30, 2008,  there can be no  assurance  that H&H will be able to continue  to operate its  business or to provide WHX with  additional  capital to fund its operations.  Additionally,  at times over the past several years,  H&H had not been in compliance  with certain of its bank covenants and obtained a number of waivers from its lenders  related to such covenants.  As previously  noted,  Bairnco's bank debt was refinanced in
July 2007 with a new scheduled maturity of 2012.

      WHX is a  holding  company  and  has as  its  sole  source  of  cash  flow distributions  from  its  operating  subsidiaries,  H&H and  Bairnco,  or  other discrete  transactions.  H&H's credit facilities effectively do not permit it to transfer any cash or other assets to WHX (with the exception of (i) an unsecured loan for required  payments to the defined benefit pension plan sponsored by WHX
(the "WHX Pension Plan"), (ii) an unsecured loan for other uses in the aggregate principal  amount  not to  exceed  $3.5  million , of which  approximately  $3.4 million has already  been  distributed,  (iii) the loan,  distribution  or other advance of up to approximately $7.4 million, subject to certain limitations,  to the extent  loaned by Steel to H&H,  of which  approximately  $2.3  million  has already been distributed,  and (iv) up to $13.1 million to be used by WHX solely to make a  contribution  to the WHX Pension Plan,  which  contribution  of $13.0
million  was  made  on  September  12,  2007).   H&H's  credit   facilities  are
collateralized by substantially all of H&H's assets. Similarly, Bairnco's credit facilities  do not  permit  it to make any  distribution,  pay any  dividend  or transfer any cash or other assets to WHX other than common stock of Bairnco.

      WHX's ongoing operating cash flow  requirements  consist of paying certain administrative  costs and funding the  minimum  requirements  of the WHX Pension
Plan. On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million,  which exceeded the minimum  required  contribution  under the Employee
Retirement,  Income and Security Act of 1974, as amended ("ERISA").  As a result of such accelerated  contribution,  the future required contributions to the WHX
Pension Plan are  expected to decline,  with no  contribution  required in 2008, based on an estimate  from our actuary.  As of September  30, 2007,  WHX and its subsidiaries  that are not  restricted  by loan  agreements  or  otherwise  from transferring  funds to WHX (collectively,  its "Unrestricted  Subsidiaries") had cash of approximately $2.7 million and current liabilities of approximately $7.9 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable to a related party.

      H&H's  availability  under its credit facilities as of September 30, 2007, was approximately $18.0 million.

      On March 29,  2007,  all such H&H credit  facilities,  including  the term loans,  were  amended to (i)  redefine  EBITDA,  (ii) reset the levels and amend certain of the financial  covenants,  (iii) extend the  termination  date of the credit  facilities  from  March  31,  2007 to June 30,  2008,  (iv)  permit  the extension  by H&H to WHX of an unsecured  loan for required  payments to the WHX
Pension Plan, under certain  conditions,  and (v) permit the extension by H&H to
WHX of an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million under certain  conditions.  The amendments also provided for the pledge of 65% of all  outstanding  securities of Indiana Tube Danmark A/S, a
Danish corporation and a wholly-owned indirect subsidiary of H&H, and Protechno,
S.A.,  a French  corporation  and a  wholly-owned  indirect  subsidiary  of H&H.
Finally,  the amendments  also provided for waivers of certain events of default existing as of March 29, 2007.

      On June 15,  2007,  the lenders  under H&H's credit  facilities  granted a waiver to the events of default  arising as a result of the Order of Prejudgment
Attachment  entered by the Superior Court of Fairfield County,  Connecticut (the
"Fairfield  Superior  Court")  on  December  18,  2006 in  connection  with  the litigation  known as HH East Parcel v. Handy & Harman  currently  pending in the
Fairfield  Superior  Court in the  amount of  $3,520,200  and the Notice of Bank
Attachment/Garnishment  dated May 21,  2007 by the State  Marshal  of  Fairfield
County,  Connecticut  to JPMorgan  Chase Bank in the amount of  $3,520,200,  and related matters (see Note 13- Contingencies).

      On July 27, 2007, H&H and certain of its  subsidiaries  amended its credit facilities, effective as of July 20, 2007 to, among other things, (i) change the definition  of  EBITDA,  (ii)  permit  additional  loans  by  Steel to H&H in an
aggregate  amount  not  to  exceed  $7,389,276,   and  (iii)  permit  the  loan,
distribution  or other  advances by H&H to WHX of up to  $7,389,276,  subject to certain limitations,  to the extent loaned by Steel to H&H as permitted by these amendments. On July 31, 2007, Steel loaned H&H $5,689,276.

      On September  10, 2007,  H&H and certain of its  subsidiaries  amended its credit  facilities,  to, among other things,  (i) provide for an additional term loan by Steel of $8,000,000 to H&H and its subsidiaries,  and (ii) permit a loan by  H&H  to WHX  of up to  $13,100,000  to be  used  by  WHX  solely  to  make a contribution  to the WHX Pension Plan. On September 12, 2007, the Company made a payment to the WHX Pension  Plan of $13.0  million,  which  exceeded the minimum required contribution under ERISA. As a result of such accelerated contribution, the Company's required  contributions to the WHX Pension Plan over the next five years are expected to decline,  and the Company believes that the full amount of the Internal Revenue Service ("IRS")  conditional  waiver of the minimum funding requirements  for the WHX Pension Plan for the 2005 plan year ("IRS Waiver") has been repaid.  Subject to the Pension  Benefit  Guaranty  Corporation's  ("PBGC")
confirmation  that the IRS Waiver amount has been paid in full, the  subordinate liens granted to the PBGC shall be terminated.

      On March 4, 2007, the Company sold certain assets,  including the land and building,  certain machinery and equipment,  and inventory of its Handy & Harman
Electronic Materials Corporation subsidiary,  located in East Providence,  Rhode
Island,   as  well  as  certain   assets  and  inventory   located  in  Malaysia
(collectively  referred to as "HHEM") for net  proceeds  of  approximately  $3.8 million. Of the total net proceeds, $2.5 million was used to make an incremental payment to the WHX Pension Plan, pursuant to the terms of a prior agreement with the PBGC.  Under the  terms of the sale  agreement,  the  Company  has  retained
responsibility   for  any  pre-existing   environmental   conditions   requiring
remediation at the Rhode Island site.

      Bairnco  became a  wholly-owned  subsidiary of WHX in April 2007.  Initial financing  to fund the tender  offer to acquire  Bairnco  was  provided by Steel through two credit  facilities,  in the approximate  aggregate  amount of $101.4 million. The Bairnco senior secured credit facility dated as of November 9, 2006 with Bank of America,  N.A. (the "Bairnco Senior Secured Credit Facility"),,  as
well as a portion of the initial  financing,  were  refinanced on July 18, 2007.
The availability  under Bairnco's new revolving credit facility on September 30,
2007 was approximately  $12.6 million.  These credit facilities are described in
Note 10- Debt.

      In addition to the obligations  under the current credit  facilities,  the
Company also has significant cash flow obligations, including without limitation the  amounts  due to the WHX  Pension  Plan,  as  amended  by the IRS Waiver and settlement  agreement  with the PBGC entered  into  December 28, 2006 (the "PBGC
Settlement Agreement"). As a result of the $13.0 million contribution to the WHX
Pension Plan in September 2007, however, the Company's required contributions to the WHX Pension Plan over the next five years are  expected to decline,  and the
Company believes that the full amount of the IRS Waiver has been repaid. Subject to the PBGC's confirmation that the IRS Waiver amount has been paid in full, the subordinate liens granted to the PBGC shall be terminated. The Company continues
to  examine  all  of  its  options  and  strategies,   including   acquisitions,
divestitures,  and  other  corporate  transactions,  to  increase  cash flow and stockholder value, as well as considering the reduction of certain discretionary expenses and sale of certain non-core  assets.  The Company intends to refinance the H&H  debt  prior to  maturity.  There  can be no  assurance  that the  funds available from  operations  and under the Company's  credit  facilities  will be sufficient to fund debt service costs,  working  capital  demands,  pension plan contributions,  and environmental remediation costs, or that the Company will be able to obtain replacement  financing at commercially  reasonable terms upon the expiration of the H&H credit facilities in June 2008. The Company's inability to generate  sufficient cash flows from its operations or to refinance the H&H debt on commercially  reasonable terms could impair the liquidity of H&H and WHX, and will  likely  have a  material  adverse  effect  on  H&H's  business,  financial condition and results of operations,  and could raise substantial doubt that H&H and WHX will be able to continue to operate.

      We do not anticipate that we will have any additional sources of cash flow other than (i) as described above, (ii) from operations,  (iii) from the sale of non-core assets, (iv) from the refinancing of our debt and (v) from the proceeds of a rights offering  (described in Note 14 - Subsequent  Events).  In addition, the proceeds of the rights offering are expected to be used to redeem  preferred stock and to retire  indebtedness,  and  accordingly  will not be available  for general  corporate  purposes.  If we fail to  refinance  our debt and complete a successful rights offering,  we will likely face substantial  liquidity problems and our ability to operate could be adversely affected.

NOTE 4 - BASIS OF PRESENTATION

      The condensed  consolidated  balance sheet as of December 31, 2006,  which has been derived from audited financial statements,  and the unaudited condensed consolidated  financial  statements  included  herein have been  prepared by the
Company in  accordance  with the rules and  regulations  of the  Securities  and
Exchange  Commission  ("SEC").  Certain  information  and  footnote  disclosures normally included in financial  statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with those rules and regulations,  although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on  Form  10-Q  should  be  read  in  conjunction  with  the  Company's  audited consolidated  financial  statements  contained  in Form 10-K for the year  ended
December  31,  2006.  Certain  amounts  for the  prior  year  period  have  been reclassified to conform to the current year presentation.

      In the opinion of management, the interim financial statements reflect all normal and recurring  adjustments  necessary to present fairly the  consolidated financial  position and the results of operations  and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted  accounting  principles requires management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. Actual results could differ from those estimates.  The results of operations for the nine months ended  September 30, 2007 are not  necessarily indicative of the operating results for the full year.

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

      The Company  adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the  implementation  of FIN No. 48, an increase in the  liability  for
unrecognized   income  tax  benefits  of  $1.2  million  was   recognized,   and
accordingly,  an adjustment to opening  retained  earnings was recorded.  At the adoption date of January 1, 2007,  the Company had $2.7 million of  unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At
September 30, 2007, the Company has $3.3 million of  unrecognized  tax benefits.
The increase in the amount of unrecognized tax benefits in the nine month period ended September 30, 2007 related  principally to interest and to the acquisition of Bairnco.

      The Company  recognizes  interest and  penalties  related to uncertain tax positions in income tax expense.  As of September 30, 2007,  approximately  $0.6 million of  interest  related to  uncertain  tax  positions  is  accrued.  It is reasonably  possible  that the total amount of  unrecognized  tax benefits  will decrease by as much as $0.4 million during the next twelve months as a result of
the  lapse  of  the  applicable   statutes  of  limitations  in  certain  taxing
jurisdictions.  The tax years 2003-2006  remain open to examination by the major taxing jurisdictions to which the Company is subject.

      The  Company's  tax  provisions  included  in the  Condensed  Consolidated
Statements  of Operations  for all periods  presented are comprised of state and foreign taxes. The Company has not recorded federal income tax benefits in these periods since in the opinion of management;  it is more likely than not that the benefit of the  Company's  NOLs will not be realized in the future.  The Company records a valuation allowance against deferred tax assets resulting from NOL's.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
("SFAS No. 157").  SFAS No. 157 defines fair value,  establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States,  and expands  disclosures  about fair value  measurements.
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

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial  Assets and  Financial  Liabilities"  ("SFAS No.  159").  SFAS No. 159
permits  entities to choose to measure many  financial  instruments  and certain other items at fair value.  SFAS No. 159 is effective for  financial  statements issued for fiscal  years  beginning  after  November  15,  2007.  The Company is currently  evaluating  the impact of adopting  SFAS No. 159 on its  consolidated financial position and results of operations.

NOTE 6 - NET INCOME (LOSS) PER SHARE

      The  computation  of basic earnings or loss per common share is based upon the weighted average number of shares of Common Stock outstanding  (10,000,498).
Diluted  earnings per share gives  effect to dilutive  potential  common  shares outstanding during the period. The Company has potentially dilutive common share equivalents including warrants and stock options and other stock-based incentive compensation arrangements (See Note 7-Stock-Based Compensation). No common share equivalents  were  dilutive in any period  presented.  For the nine months ended
September  30, 2006 and for the three and nine months ended  September 30, 2007, the Company  reported a net loss and  therefore,  any  outstanding  warrants and stock options would have had an anti-dilutive effect. For the three months ended
September 30, 2006, the Company's 753,155 warrants were  anti-dilutive,  and the dilutive effect of the Company's  phantom stock options (See Note  7-Stock-Based
Compensation) was not material.

NOTE 7 - STOCK-BASED COMPENSATION

      Stock-based  compensation expense is recorded based on the grant-date fair value  estimated  in  accordance  with the  provisions  of Revised SFAS No. 123,
"Accounting for Stock-Based Compensation," ("SFAS 123(R)"). The Company measures stock-based  compensation cost at the grant date, based on the fair value of the award,  and recognizes the expense on a straight-line  basis over the employee's requisite service (vesting) period.

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

      At the Company's  Annual  Meeting of  Shareholders  on June 21, 2007,  the
Company's  shareholders  approved a  proposal  to adopt WHX  Corporation's  2007
Incentive  Stock Plan (the "2007 Plan"),  and reserved  800,000 shares of common stock under the 2007 Plan.  On July 6, 2007,  stock  options for an aggregate of
620,000 shares of common stock were granted under the 2007 Plan to employees and to two outside  directors  of the  Company,  at an  exercise  price of $9.00 per share.  The options are  exercisable  in  installments  as follows:  half of the options granted were exercisable immediately, one-quarter of the options granted become exercisable on July 6, 2008 and the balance become exercisable on July 6,
2009. The options will expire on July 6, 2015.

      The Company  satisfied  the  obligation  for the phantom  stock options by granting actual stock options to various members of management on July 6, 2007.

      The Company  estimated  the fair value of the stock  options in accordance with SFAS No.123(R) using a  Black-Scholes  option-pricing  model.  The expected average  risk-free  rate is based on U.S.  treasury  yield  curve.  The expected average life  represents the period of time that options granted are expected to be outstanding. Expected volatility is based on historical volatilities of WHX's post-bankruptcy common stock. The expected dividend yield is based on historical information and management's plan.

                              Nine Months Ended
Assumptions                   September 30, 2007
-----------------------       ------------------
Risk-free interest rate             5.08%
Expected dividend yield             0.00%
Expected life (in years)          4.5 years
Volatility                         49.1%

      The  Company  has  recorded  $0.4  million  and $1.3  million of  non-cash stock-based  compensation  expense  related to these stock options for the three and nine month periods ended September 30, 2007, respectively.

      Activity related to the Company's 2007 Plan was as follows:

                                                               Weighted-
                                                 Weighted-      Average
                                                  Average      Remaining      Aggregate
                                      Shares     Exercise     Contractual     Intrinsic
      Options                         (000's)      Price         Term        Value (000)
--------------------------------      -------    --------     -----------    -----------

Outstanding at January 1, 2007          --
Granted                                 620        $9.00                        --
Exercised                               --                                      --
Forfeited or expired                    --                                      --
Outstanding at September 30, 2007       620        $9.00         7.77           --
Exercisable at September 30, 2007       310        $9.00         7.77           --

     Nonvested Shares             Shares (000's)   Fair Value
-------------------------------   --------------   ----------

Nonvested at January 1, 2007          --
Granted                               620          $   3.78
Vested                                310          $   3.78
Forfeited                             --
Nonvested at September 30, 2007       310          $   3.78

      As of  September  30,  2007 there was $1.0  million of total  unrecognized compensation  cost related to nonvested  share based  compensation  arrangements granted  under the 2007 Plan.  That cost is  expected  to be  recognized  over a weighted-average  period of 1.77 years. The total fair value of shares vested as of September 30, 2007 was $1.2 million.

      On July 6, 2007, the  Compensation  Committee of the Board of Directors of
the  Company  adopted  incentive  arrangements  for two  members of the Board of
Directors who are related parties to the Company.  These  arrangements  provide, among other things,  for each to receive a bonus equal to 100,000  multiplied by the  difference of the fair market value of the Company's  stock price and $9.00 per share.  The bonus is payable  upon the  sending of a notice by either  board member, respectively.  The notice can be sent with respect to one-half the bonus immediately,  with  respect to one  quarter,  at any time after July 6, 2008 and with respect to the  remainder,  at any time after July 6, 2009.  The  incentive arrangements  terminate  July 6, 2015,  to the extent not  previously  received.
Under SFAS 123(R), the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive  arrangements  as liabilities in the  consolidated  balance  sheet.  The Company  has  recorded  $0.3  million of non-cash  compensation  expense related to these incentive  arrangements for the three and nine month periods ended September 30, 2007.

NOTE 8 - INVENTORIES

      Inventories  at September  30, 2007 and December 31, 2006 are comprised as follows:

(in thousands)                              September 30,    December 31,
                                                2007            2006
                                            -------------    ------------

Finished products                            $ 38,529        $ 16,162
In - process                                   14,483           5,743
Raw materials                                  27,400          25,423
Fine and fabricated precious metal in
various stages of completion                   10,291          17,702
                                             --------        --------
                                               90,703          65,030
LIFO reserve                                   (5,000)         (7,853)
                                             --------        --------
                                             $ 85,703        $ 57,177
                                             ========        ========

      In order to  produce  certain  of its  products,  the  Company  purchases, maintains  and utilizes  precious  metal  inventory.  H&H enters into  commodity futures and  forwards  contracts  on  precious  metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations. As these derivatives are not designated as accounting hedges under  SFAS  No.  133,  they  are  accounted  for as  derivatives  with no hedge designation.  Accordingly,  the Company recognizes realized and unrealized gains and  losses on the  derivative  instruments  related  to  precious  metal.  Such realized and unrealized gains and losses are recorded in current period earnings
as  other  income  or  expense  in  the  Company's   consolidated  statement  of
operations.  The three month periods  ended  September 30, 2007 and 2006 include losses  of $1.0  million  and $1.7  million,  respectively,  and the nine  month periods  ended  September  30, 2007 and 2006 include  losses of $1.0 million and
$6.2 million,  respectively,  relating to these  adjustments.  In addition,  the
Company records its precious metal  inventory at LIFO cost,  subject to lower of cost or market with any  adjustments  recorded  through cost of goods sold.  The market value of the precious  metal  inventory  exceeded LIFO value cost by $5.0 million  and  $7.9  million  at  September  30,  2007  and  December  31,  2006, respectively.

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
owned by the Company  declined by 639,000 troy ounces as of September  30, 2007.
The Company  deferred $3.6 million of profit  arising from this  liquidation  of
LIFO inventory, which is currently being treated as temporary, and such deferral is included in accrued liabilities on the September 30, 2007 balance sheet.

                                                September 30,   December 31,
                                                   2007           2006
                                                ----------      ------------
   Silver ounces:
     Customer metal                                735,564         137,711
     H&H owned metal                               419,311       1,057,900

   Gold ounces:
     Customer metal                                    377             907
     H&H owned metal                                 5,347           5,800

   Palladium ounces:
     Customer metal                                  1,340           1,338
     H&H owned metal                                 1,535           1,535

Supplemental inventory information:
                                                September 30,   December 31,
                                                   2007           2006
                                                ----------      ------------
                                              (in thousands, except per ounce)
Precious metal stated at LIFO cost              $    5,291      $    9,849
Market value per ounce:
   Silver                                       $    13.80      $    12.85
   Gold                                         $   743.56      $   635.99
   Palladium                                    $   343.75      $   323.50

      One of Bairnco's  suppliers informed Bairnco that it will be discontinuing production of a particular  raw material.  Certain  customers  have paid Bairnco warehousing and procurement fees to secure inventory levels of the raw material.
The fees paid by the customers are deferred on Bairnco's  balance sheet, and are being amortized over periods  ranging from 12 to 72 months.  As of September 30,
2007,  $1.0  million is  included  in current  liabilities  and $2.1  million is
included  in  long-term   liabilities  on  the  consolidated  balance  sheet  in
connection with these customer agreements.

NOTE 9 - PENSIONS, OTHER POSTRETIREMENT AND POST-EMPLOYMENT BENEFITS

      The following  table presents the components of net periodic  pension cost
(credit)  for the  Company's  pension  plans for the three and nine months ended
September  30, 2007 and 2006.  The  pension  cost  (credit) of the Bairnco  U.S.
pension plans is included in the three and nine month period of 2007 since April
13, 2007, the date of the Bairnco Acquisition.

(in thousands)                        Three Months Ended            Nine Months Ended
                                         September 30,                September 30,
                                       2007        2006              2007        2006
                                     --------    --------          --------    --------
Service cost                         $     96    $     41          $    261    $    182
Interest cost                           6,671       5,844            19,017      17,210
Expected return on plan assets         (8,499)     (7,171)          (24,285)    (21,264)
Amortization of prior service cost         20          16                75          54
Recognized actuarial (gain)/loss          151        --                 675         303
Special termination benefit charge       --          --                --           128
                                     --------    --------          --------    --------
                                     $ (1,561)   $ (1,270)         $ (4,257)   $ (3,387)
                                     ========    ========          ========    ========

      In addition to the WHX Pension Plan, which is included in the table above, the Company also maintains several other retirement and  postretirement  benefit plans covering certain of its employees..  The approximate aggregate expense for these  plans  was $0.1  million  and $0.2  million  for the three  months  ended
September 30, 2007 and 2006, respectively, and aggregate expense of $1.2 million and  $0.0  million  for the nine  months  ended  September  30,  2007 and  2006, respectively.  The increase in expense for the nine months ended  September  30,
2007 was the result of a one time curtailment charge of $0.7 million to redesign the  postretirement  benefit plan of one of the  subsidiaries of H&H. The reason for minimal  expense for these benefit plans in 2006 was that effective  January

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

NOTE 10 - DEBT

      Long-term debt consists of the following:

(in thousands)                          September 30,   December 31,
                                            2007            2006
                                        -------------   ------------

H&H Term Loan - related party             $103,316       $ 89,627
H&H Credit Facility - Term Loan A           10,146         14,453
H&H Term Loan                               42,000         42,000
H&H Supplemental Term Loan                   5,614          6,883
Other H&H debt-domestic                      6,760          6,868
Other H&H debt-foreign                       5,509          5,475
Bairnco Term Loan                           75,767           --
Bairnco China foreign loan facility          4,917           --
Bairnco Bridge Loan-related party           32,785           --
WHX Subordinated Loan-related party         16,125           --
                                          --------       --------
                                           302,939        165,306
Less portion due within one year           164,556          4,778
                                          --------       --------
Total long-term debt                      $138,383       $160,528
                                          ========       ========

      As of September  30, 2007,  the  majority of the  Company's  debt has been classified as  short-term  since its maturity date is within twelve months (June
30,  2008);  whereas  as of  December  31,  2006,  such debt was  classified  as long-term  since its maturity  date  exceeded one year.  The Company  intends to refinance  H&H's debt but there can be no assurance  that such financing will be available or available on terms acceptable to the Company.

      On March 29,  2007,  H&H and  certain of H&H's  subsidiaries  amended  the respective  Loan and  Security  Agreements'  revolving  credit  facilities  with
Wachovia Bank, N.A. ("Wachovia") and Steel to, among other things, (i) amend the definition  of EBITDA,  (ii) reset the levels and amend certain of the financial covenants, (iii) extend the termination date of the credit facilities from March
31,  2007 to June  30,  2008,  (iv)  permit  the  extension  by H&H to WHX of an unsecured  loan for required  payments to the WHX Pension  Plan,  under  certain conditions,  and (v) permit the extension by H&H to WHX of an unsecured loan for other uses in the  aggregate  principal  amount not to exceed $3.5 million under certain  conditions.  The amendments  also provided for the pledge of 65% of all outstanding  securities of Indiana Tube Danmark A/S, a Danish  corporation and a
wholly-owned  indirect  subsidiary  of  H&H,  and  Protechno,   S.A.,  a  French
corporation  and  a  wholly-owned  indirect  subsidiary  of  H&H.  Finally,  the amendments also provided for waivers of certain events of default existing as of
March 29, 2007.

      On June 15,  2007,  the lenders  under H&H's credit  facilities  granted a waiver to the events of default  arising as a result of the Order of Prejudgment
Attachment  entered by the  Fairfield  Superior  Court on  December  18, 2006 in
connection  with  the  litigation  known  as HH East  Parcel  v.  Handy & Harman currently pending in the Fairfield Superior Court in the amount of approximately
$3.5 million and the Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of Fairfield County, Connecticut to JPMorgan Chase Bank in the
amount  of  approximately  $3.5  million,  and  related  matters  (see  Note 13-
Contingencies).

      On July 27, 2007, H&H and certain of its  subsidiaries  amended its credit facilities, effective as of July 20, 2007 to, among other things, (i) change the definition  of  EBITDA,  (ii)  permit  additional  loans  by  Steel to H&H in an aggregate amount not to exceed  approximately $7.4 million, and (iii) permit the loan,  distribution or other advances by H&H to WHX of up to approximately  $7.4 million, subject to certain limitations, to the extent loaned by Steel to H&H as permitted by these amendments.  On July 31, 2007, Steel loaned H&H approximately
$5.7 million.

      On September  10, 2007,  H&H and certain of its  subsidiaries  amended its credit  facilities,  to, among other things,  (i) provide for an additional term loan by Steel of $8.0  million to H&H and its  subsidiaries,  and (ii)  permit a loan by H&H to WHX of up to $13.1  million  to be used by WHX  solely  to make a contribution  to the WHX Pension Plan. On September 12, 2007, the Company made a payment to the WHX Pension  Plan of $13.0  million,  which  exceeded the minimum required contribution under ERISA. As a result of such accelerated contribution, the Company's required  contributions to the WHX Pension Plan over the next five years are expected to decline.

      In  connection  with the of Bairnco  Acquisition,  initial  financing  was provided by Steel through two credit  facilities.  Steel  extended to BZA bridge loans in the principal amount of approximately $75.1 million,  $1.4 million, and
$10.0  million  pursuant to a loan and  security  agreement  (the  "Bridge  Loan
Agreement"),  between  BZA and  Bairnco,  as  borrowers,  and Steel,  as lender.
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

      On July 18, 2007, Bairnco,  completed the refinancing of: (i) all existing indebtedness  of Bairnco and its  subsidiaries  under the Bairnco Senior Secured
Credit Facility and (ii) a portion of the existing indebtedness of Bairnco under that certain Loan and Security Agreement, dated as of April 17, 2007 (the "Steel
Bridge Loan"),  by and among BZA,  Bairnco,  and Steel,  pursuant to which Steel made up to a $90 million term loan to Bairnco.

      Under the refinancing,  Bairnco entered into (i) a Credit Agreement, dated as of July 17, 2007 (the "First Lien Credit  Agreement"),  by and among Bairnco,
Arlon, Inc. ("Arlon"),  Arlon Viscor Ltd. ("Arlon Viscor"), Arlon Signtech, Ltd.
("Arlon Signtech"),  Kasco Corporation  ("Kasco"),  and Southern Saw Acquisition
Corporation  ("Southern  Saw," and together  with each of Arlon,  Arlon  Viscor,
Arlon  Signtech  and Kasco,  the  "Borrowers")  and Wells Fargo  Foothill,  Inc.
("Wells  Fargo"),  as the  arranger  and  administrative  agent for the  lenders thereunder, (ii) a Credit Agreement, dated as of July 17, 2007 (the "Second Lien
Credit  Agreement"),  by and among Bairnco,  each of the  Borrowers,  and Ableco
Finance LLC ("Ableco"), as administrative agent for the lenders thereunder,  and
(iii) an Amended and Restated Credit  Agreement,  dated as of July 17, 2007 (the
"Subordinated  Debt  Credit  Agreement"),  by and  among  Bairnco,  each  of the
Borrowers and Steel, as lender.  The  Subordinated  Debt Credit Agreement amends and restates the Steel Bridge Loan.

      The First Lien Credit  Agreement  provides for a revolving credit facility to the Borrowers in an aggregate  principal  amount not to exceed $30.0 million, and a term loan facility to the Borrowers of $28.0 million. Borrowings under the
First Lien Credit Agreement,  bear interest, (A) in the case of base rate loans, at 0.25  percentage  points above the Wells Fargo prime rate, (B) in the case of
LIBOR rate loans, at rates of 2.00 percentage points or 2.50 percentage  points, as applicable,  above the LIBOR rate, and (C) otherwise,  at a rate equal to the
Wells Fargo prime rate minus 0.25 percentage points. Obligations under the First
Lien Credit Agreement are guaranteed by Arlon Partners, Inc. ("Arlon Partners"),
Arlon MED  International  LLC ("Arlon  MED  International"),  Arlon  Adhesives &
Films,  Inc.  ("Arlon  Adhesives")  and Kasco  Mexico LLC ("Kasco  Mexico,"  and
together  with  Bairnco,  Arlon  Partners,  Arlon  MED  International  and Arlon
Adhesives, the "Guarantors"), and secured by a first priority lien on all assets of Bairnco,  the Borrowers,  the Guarantors  and Bairnco's  Ontario  subsidiary,
Atlantic  Service  Company,  Limited  ("Atlantic  Service,"  and  together  with
Bairnco,  the Borrowers and the Guarantors,  the "Loan Parties").  The scheduled maturity date of the indebtedness  under the First Lien Credit Agreement is July
17, 2012.

      The Second Lien Credit Agreement  provides for a term loan facility to the
Borrowers of $48.0 million.  Borrowings  under the Second Lien Credit  Agreement bear interest,  in the case of base rate loans, at 3.50 percentage  points above the rate of interest publicly  announced by JPMorgan Chase Bank in New York, New
York as its reference  rate,  base rate or prime rate, and, in the case of LIBOR rate loans, at 6.00 percentage  points above the LIBOR rate.  Obligations  under the Second Lien Credit Agreement are guaranteed by the Loan Parties, and secured by a second  priority  lien on all  assets of the Loan  Parties.  The  scheduled maturity date of the indebtedness under the Second Lien Credit Agreement is July
17, 2012.

      Bairnco used approximately $56.7 million of the borrowings under the First
Lien Credit Agreement and Second Lien Credit Agreement to repay a portion of the indebtedness  outstanding  under  the Steel  Bridge  Loan,  leaving a  principal balance of approximately $31.8 million (the "Subordinated Debt Principal").  The
Subordinated  Debt Credit  Agreement  provides  for a term loan  facility to the
Borrowers in the amount of the Subordinated Debt Principal. All borrowings under the Subordinated  Debt Credit Agreement bear interest at 6.75 percentage  points above the rate of interest  publicly  announced  by  JPMorgan  Chase Bank in New
York, New York as its reference rate, base rate or prime rate.  Interest and all fees payable under the  Subordinated  Debt Credit Agreement are due and payable, in  arrears  on the  scheduled  maturity  date  of the  indebtedness  under  the
Subordinated  Debt Credit  Agreement,  January  17,  2013,  except as  otherwise permitted by the terms of an intercreditor  and  subordination  agreement by and among  Wells  Fargo  Foothill,  Inc.,  as agent  under  the  First  Lien  Credit
Agreement,  Ableco Finance LLC, as agent under the Second Lien Credit Agreement, and  Steel.  Obligations  under  the  Subordinated  Debt  Credit  Agreement  are guaranteed by the Loan Parties,  and secured by a subordinated  priority lien on the assets of the Loan Parties.  In connection with the Subordinated Debt Credit
Agreement,  Steel released  certain  foreign  subsidiaries of Bairnco from their joint and several  guarantee of the obligations of Bairnco and its  subsidiaries under the Steel Bridge Loan.

      Approximately  $7.4 million of irrevocable  standby letters of credit were outstanding  under the First Lien Credit  Agreement,  which are not reflected in the accompanying consolidated financial statements.  $2.0 million of the letters of credit guarantee  various  insurance  activities and $5.4 million  represents letters  of  credit  securing  borrowings  of up to $5.2  million  for the China foreign loan facility.  These letters of credit mature at various dates and have automatic renewal provisions subject to prior notice of cancellation.

      A  commitment  fee is paid  on the  unused  portion  of the  total  credit facility.  The  amount  Bairnco  can  borrow at any given  time is based  upon a formula that takes into  account,  among other  things,  eligible  inventory and accounts receivable, which can result in borrowing availability of less than the full  amount of the  revolving  credit  facility  under the  First  Lien  Credit
Agreement.  As of September 30, 2007, Bairnco had approximately $12.6 million of unused borrowing availability under the First Lien Credit Agreement.

      The China foreign loan facility  reflects  borrowing by Bairnco's  Chinese facilities through Bank of America, Shanghai, China, which is secured by four US dollar  denominated  letters of credit totaling $5.4 million.  Interest rates on amounts  borrowed  under  the  China  foreign  loan  facility  averaged  6.0% at
September 30, 2007.

      The First and Second Lien Credit Agreements  contain  financial  covenants which  require  Bairnco to meet EBITDA,  capital  expenditure,  and fixed charge coverage and leverage ratios.  At September 30, 2007,  Bairnco was in compliance with all such covenants.

      The annual  maturities of long-term  debt as of September 30, 2007 were as follows:

(in thousands)
October 1 - December 31, 2008     $    864
                         2009       19,577
                         2010        3,455
                         2011        9,606
              2012 and beyond      104,881
                                  --------
                                  $138,383
                                  ========

NOTE 11 -FACILITY CLOSURES AND ASSET SALES

NORRISTOWN FACILITY

      On May 9, 2006,  the Company  announced  the closing of the Handy & Harman
Tube Co. ("HHT") facility located in Norristown,  Pennsylvania, (the "Norristown facility")  which is included in the Company's  Tubing segment.  The decision to close  the  Norristown  facility  was  principally  based  on the  economics  of operating  HHT's  business at the facility.  HHT  manufactured  stainless  steel tubing that was supplied in various  lengths and forms in both coil and straight lengths.  HHT's  short  coil  business  was  relocated  to H&H's  Camdel  Metals
Corporation ("Camdel") facility located in Camden, Delaware.

      In  conjunction  with the decision to close the Norristown  facility,  the
Company  reviewed the  recoverability  of the Norristown  facility's  long-lived assets in accordance  with SFAS No. 144,  "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). A review of future cash flows indicated that cash flows  would be  insufficient  to  support  the  carrying  value of certain machinery and equipment at the  Norristown  facility.  As a result,  the Company recorded  an  asset  impairment  charge  of $1.8  million  in its  statement  of operations for the second quarter of 2006. Certain of the Norristown  facility's long-lived  assets,  principally  consisting  of machinery and  equipment,  were classified as current  assets held for sale in the balance sheet as of September
30, 2006. The real estate is included in non-current  assets (other assets).  No impairment  loss was incurred on the real estate  assets based on the  Company's analysis.

      Restructuring  charges  related to the closing of the Norristown  facility totaling  $2.4 million in 2006 ($1.9  million and $0.5 million in the second and third  quarters,  respectively)  were recorded in the  statement of  operations.
These  charges  included  termination  benefits of $2.0  million,  $0.1  million resulting from a pension  curtailment,  and $0.3 million of other  charges.  The activity in the  restructuring  reserve was as follows for the nine months ended
September 30, 2007:

                          Reserve                                   Reserve
                          Balance                                   Balance
                        December 31,                              September 30,
                           2006        Expense        Paid            2007
                        ------------   ---------     ---------    -------------
                                          (in thousands)

Termination benefits       $320           $--         $300            $ 20
                           ====           =           ====            ====

      The Company  completed an environmental  study at the Norristown  facility which indicated that environmental remediation activities with an estimated cost of $0.8 million are required,  which the Company accrued as of the first quarter of 2006. An additional expense of $0.1 million was recorded in the third quarter of 2007 in connection  with the  estimated  costs of  environmental  remediation activities at the Norristown facility.

      The Norristown  facility  operated  through the third quarter of 2006. The closing of the  Norristown  facility  and the sale of certain of its assets were completed by the end of 2006. The remaining  machinery and equipment was sold in
2007 for proceeds of $0.9 million.

HHEM

      On March 4, 2007, the Company sold certain assets,  including the land and building,  certain  machinery  and  equipment,  and  inventory  of HHEM  for net proceeds of approximately $3.8 million.  HHEM was part of the Company's Precious
Metal segment. In December 2006, the Company recorded an asset impairment charge of  $3.4  million  relating  to the  long-lived  assets  offered  for  sale,  in accordance  with SFAS No. 144. The amount of the impairment  loss was based upon the  actual  selling  price  of the  long-lived  assets  in March  2007.  In the
Company's  balance  sheet as of December 31, 2006,  the  long-lived  assets were classified as current assets held for sale. Upon sale, the Company  recognized a loss of $0.4 million  relating to the sale of inventory.  Under the terms of the sale agreement,  the Company has retained  responsibility  for any  pre-existing environmental conditions requiring remediation at the Rhode Island site.

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

      (3)   Engineered Materials. This segment manufactures a) specialty roofing and construction fasteners,  using steel and plastic, which are sold to the construction and do-it yourself markets, b) plastic and steel fittings and connectors for natural gas and water distribution,  and
            non-ferrous  thermite  welding  powders,   which  are  sold  to  the
            construction,  electric,  and  natural  gas and  water  distribution
            industries,   and  c)   electrogalvanized   products   used  in  the
            construction and appliance industries;

      (4)   Arlon EM. This segment designs, manufactures, markets and sells high performance  laminate  materials and bonding  films  utilized in the
            military/aerospace,   wireless   communications,   automotive,   oil
            drilling,  and semiconductor markets. Among the products included in the Arlon EM segment are high  technology  materials for the printed circuit board industry and silicone  rubber  products for insulating tapes and flexible heaters.

      (5)   Arlon CM.  This  segment  designs,  manufactures,  markets and sells laminated  and coated  products to the  electronic,  industrial  and commercial  markets under the Arlon and Calon brand names. Among the products  included  in the  Arlon CM  segment  are  vinyl  films for graphics art  applications,  foam tapes used in window glazing,  and electrical and thermal insulation products.

      (6)   Kasco .  Replacement  products  and services  are  manufactured  and distributed  under the Kasco name principally to retail food stores, meat and deli  operations,  and meat,  poultry  and fish  processing
            plants  throughout  the  United  States,   Canada  and  Europe.  The
            principal  products include  replacement band saw blades for cutting meat,  fish,  wood  and  metal,  and on  site  maintenance  services primarily in the meat and deli departments. In Canada and France, in addition to providing  its  replacement  products,  Kasco also sells equipment to the supermarket and food processing  industries.  These products are sold under a number of brand names  including  Kasco in the  United  States  and  Canada,  Atlantic  Service  in the  United
            Kingdom, and Bertram & Graf and Biro in Continental Europe.

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

      The following table presents information about reportable segments for the three and nine month periods  ending  September  30, 2007 and 2006.  Information about the Bairnco reportable segments includes the period April 13, 2007 through
September 30, 2007.

                                                Three Months Ended                    Nine Months Ended
                                                  September 30,                         September 30,
                                             2007               2006               2007               2006
                                       ---------------     --------------     ---------------     -------------
   (in thousands)
Net sales

   Precious Metal                          $  36,994          $  36,141          $ 114,202          $ 112,249
   Tubing                                     30,801             30,526             91,051             93,235
   Engineered Materials                       64,670             54,942            178,820            154,109
   Arlon Electronic Materials (a)             15,470               --               29,487               --
   Arlon Coated Materials (a)                 18,213               --               32,896               --
   Kasco (a)                                  16,252               --               30,635               --
                                           ---------          ---------          ---------          ---------
           Net sales                       $ 182,400          $ 121,609          $ 477,091          $ 359,593
                                           =========          =========          =========          =========

Segment operating income (loss)
   Precious Metal                          $   1,515          $   2,909          $   3,003          $   7,793
   Tubing                                        343             (1,903)              (138)            (5,581)
   Engineered Materials                        6,859              6,489             14,430             14,993
   Arlon Electronic Materials (a)(b)          (3,614)              --               (1,392)              --
   Arlon Coated Materials (a)(b)              (2,521)              --               (2,523)              --
   Kasco (a)(b)                                 (834)              --                 (336)              --
                                           ---------          ---------          ---------          ---------
                                               1,748              7,495             13,044             17,205
                                           ---------          ---------          ---------          ---------

Unallocated corporate expenses                 2,021                927              5,685              2,677
Pension income                                (1,250)            (1,270)            (3,750)            (3,515)
Insurance proceeds                              --                 (811)            (5,689)              (811)
Environmental remediation expense              2,527               --                2,527              2,909
Loss (gain) on disposal of assets                153                 (4)               288                 83
                                           ---------          ---------          ---------          ---------

    Income (loss) from operations             (1,703)             8,653             13,983             15,862
                                           ---------          ---------          ---------          ---------

Interest expense                              10,652              5,775             28,558             15,723
Realized and unrealized loss
on derivatives                                   963              1,714              1,039              6,244
Other expense (income)                           138               (175)               328                (41)
                                           ---------          ---------          ---------          ---------
Income (loss) from continuing
   operations before taxes                 $ (13,456)         $   1,339          $ (15,942)         $  (6,064)
                                           =========          =========          =========          =========

(a)   Bairnco segment information includes the period April 13, 2007 through September 30, 2007.

(b)   The following  non-recurring charges relating to the purchase accounting for the Bairnco Acquisition are included in the three and nine months  results  above:  Arlon EM  -$3,956,  Arlon CM -$2,425,  and Kasco
      -$1,465.

                                Nine Months Ended September 30,                                     September 30,     December 31,
                                    2007              2006                                              2007              2006
                                ------------      ------------                                      ------------      ------------
Capital Expenditures                     (in thousands)              Total Assets                          (in thousands)

   Precious Metal                   $1,901          $1,735             Precious Metal                $ 57,430         $ 60,562
   Tubing                            1,015           3,588             Tubing                          72,940           68,038
   Engineered Materials              2,040           1,394             Engineered Materials           153,094          145,845
   Arlon Electronic Materials          536            --               Arlon Electronic Materials      75,775             --
   Arlon Coated Materials              318            --               Arlon Coated Materials          29,784             --
   Kasco                             1,132            --               Kasco                           41,598             --
   Corporate and other                  98             120             Corporate and other             30,713           19,420
                                    ------          ------                                           --------         --------
Total                               $7,040          $6,837          Total                            $461,334         $293,865
                                    ======          ======                                           ========         ========

Geographic Information
                                                 Revenue                                      Long-lived Assets
                   Three Months Ended September 30,  Nine Months Ended September 30,    September 30,   December 31,
                        2007             2006            2007              2006             2007            2006
                   --------------  --------------    --------------  --------------    --------------  --------------
                           (in thousands)                   (in thousands)                    (in thousands)

United States         $156,484         $111,755         $427,574         $330,171         $111,567         $ 76,686
Foreign                 25,916            9,854           49,517           29,422           18,658            8,309
                      --------         --------         --------         --------         --------         --------

                      $182,400         $121,609         $477,091         $359,593         $130,225         $ 84,995
                      ========         ========         ========         ========         ========         ========

NOTE 13 - CONTINGENCIES

LEGAL MATTERS:

SUMCO INC. V.  UNDERWRITERS AT LLOYD'S,  LONDON,  LEXINGTON  INSURANCE  COMPANY,
HARTFORD FIRE INSURANCE COMPANY, AND WURTTEMBERGISCHE VERSICHERUNG AG

      On July 7, 2004, Sumco Inc. ("Sumco"),  a wholly-owned  subsidiary of H&H, filed suit in the  Marion  County  Superior  Court of  Indiana  against  certain underwriters  affiliated  with Lloyd's,  London,  Lexington  Insurance  Company,
Hartford Fire  Insurance  Company,  and  Wurttembergische  Versicherung  AG (the
defendants).  Sumco sought to recover monies from these  insurance  carriers for losses  incurred  as a result of a January  20,  2002 fire at its metal  plating facility  in  Indianapolis,  Indiana.  At the time of the fire,  Sumco's  parent corporation,  WHX, had in place  layered fire  insurance  policies with combined limits of $25 million and a deductible  of $100,000.  The  defendants  represent carriers  who  provided  $15  million  in  insurance  coverage  in excess of two underlying  policies  of $5 million  each.  Defendants  had  previously  paid $5 million in claims.  Sumco contended that its losses were in excess of the policy limits,  defendants  acted in bad faith, and that it was entitled to the payment of the remaining  approximate $10 million in insurance  coverage provided by the defendants.  The  parties  settled  their  claims  in May 2007 for an  aggregate payment to WHX of $5,689,276  from the defendants  (which  proceeds were paid to
Steel in partial  satisfaction of its loan), and an assignment of their interest to WHX in up to another $1.7 million in proceeds  resulting  from the settlement of subrogation  claims against various third parties.  On August 29, 2007, Sumco filed a  Declaratory  Judgment  action in the Marion  County  Superior  Court of
Indiana  against  Royal  Indemnity  Company  and U.S.  Fire  Insurance  Company,
requesting a declaration that Sumco is entitled to such funds. Steel will have a first lien, and the PBGC a second lien, on any additional proceeds recovered.

HH EAST PARCEL, LLC.  V. HANDY & HARMAN

      This action  arises out of a purchase and sale  agreement  entered into in
2003  whereby  H&H agreed to sell the  eastern  parcel of a  commercial  site in
Fairfield, Connecticut ("Fairfield East") to HH East Parcel, LLC ("HH East"). On
or about April 5, 2005, HH East filed a Demand for Arbitration with the American
Arbitration  Association seeking legal and equitable relief including completion of the  remediation of  environmental  conditions at the site in accordance with the terms of the agreement.  An arbitration  hearing was held in October 2005 in

Connecticut,  pursuant  to which HH East was  awarded,  among other  things,  an amount  equal to $5,000 per day from  January 1, 2005  through the date on which remediation  is  completed.  This award  amounts to  approximately  $4.0 million through the  completion  date of April 6, 2007.  HH East moved in the  Fairfield
Superior Court to have the arbitration award enforced,  and H&H moved to have it
vacated.   The  court  issued  a  decision  on  June  26,  2006,  denying  H&H's application. H&H is appealing this decision.

      On May 22, 2007, HH East served an Order for a  Prejudgment  Attachment in the amount of $3,520,200, issued by the Superior Court, Stamford, Connecticut in
December 2006, against certain  Connecticut  property of H&H and against certain bank  accounts  maintained  by H&H  at  banks  in  New  York.  H&H  has  brought proceedings in the Superior  Court,  Stamford,  Connecticut,  and in the Supreme
Court,  State of New York, to oppose the attachment of such bank accounts and to have  it  lifted.  The  New  York  proceeding  has  been  discontinued  and  the
Connecticut  proceeding is pending but adjourned.  The parties have engaged from time  to  time  in  settlement  discussions  to  resolve  the  open  issues  and proceedings  between them. On June 14, 2007,  HH East  temporarily  withdrew its attachment/garnishment against certain bank accounts of H&H after the posting of other  satisfactory  collateral  by H&H and  while  settlement  discussions  are continuing.  On June  29,  2007,  and  again on  several  other  dates,  HH East re-served the Order against various bank accounts of H&H.

      H&H has been working  cooperatively  with the  Connecticut  Department  of
Environmental  Protection  ("CTDEP")  with  respect to its  obligations  under a consent  order entered into in 1989 that applies to both the eastern and western parcels of the property. H&H has been conducting an investigation of the western parcel,  and is  continuing  the process of evaluating  various  options for its remediation.  The  sale  of the  eastern  parcel  that  is the  subject  of this litigation triggered statutory  obligations under Connecticut law to investigate and remediate  pollution at or emanating from the eastern parcel.  H&H completed the  investigation  and has been  actively  conducting  remediation  of all soil conditions  on the  eastern  parcel  for more  than  three  years.  Although  no groundwater  remediation  is  required,  there  will be  monitoring  of same for several years.  Approximately  $28.5 million had been expended through September
30, 2007, and the remaining  remediation  costs are expected to approximate $0.2 million.  H&H received  reimbursement  of $2.0 million from its carrier  under a
cost-cap  insurance  policy  and  is  pursuing  its  potential   entitlement  to
additional coverage. Remediation of all soil conditions on site was completed on
April 6, 2007, although solely in furtherance of settlement discussions that had been going on between the parties,  H&H recently  performed  limited  additional work on site.

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
H&H has denied  liability and has been vigorously  defending the case. The court entered a preliminary  injunction  enjoining H&H from  conveying the property to anyone other than the  plaintiff  during the pendency of the case.  Discovery on liability and damages has been stayed while the parties are actively  engaged in settlement  discussions.  Concurrently  with these  settlement  efforts,  H&H is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental  Protection ("MADEP") to investigate and remediate the soil and groundwater conditions.  H&H is in discussions with the Environmental Protection
Agency  ("EPA"),  the MADEP and the  plaintiff in  connection  with the remedial activities.  Since  discovery is not completed,  it cannot be known at this time whether it is  foreseeable  or  probable  that  plaintiff  would  prevail in the litigation or whether H&H would have any liability to the plaintiff.

ENVIRONMENTAL MATTERS

      In connection  with the sale of a portion of Fairfield  East in 2003,  the
Company was  responsible  for  demolition and  environmental  remediation of the site,  the estimated  cost of which was included in the loss on sale recorded in
2003.  H&H  determined  that  an  increase  in  the  reserve  for  environmental remediation was needed in the amount of $28.3 million, which was recorded in the fourth  quarter of 2004.  This change in reserve was caused by the  discovery of underground  debris and soil contaminants  that had not been anticipated.  These
additional  costs  are  included  in  environmental   remediation   expense.  An
additional $4.0 million has been recorded in selling, general and administrative expenses as a penalty  related to Fairfield East. The Company retains title to a parcel of land adjacent to the property sold in 2003.  This parcel is classified as other non-current  assets, in the amount of $2.0 million, on the consolidated balance sheets at September 30, 2007 and December 31, 2006.

      H&H entered into an administrative  consent order (the "ACO") in 1986 with the New Jersey Department of Environmental  Protection  ("NJDEP") with regard to certain  property  that it  purchased  in 1984 in New Jersey.  The ACO  involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled  with  certain of its  insurance carriers. H&H is actively remediating the property and continuing to investigate the most  effective  methods for achieving  compliance  with the ACO. A remedial investigation  report  was  filed  with  the  NJDEP  in May of  2006.  Once  the investigation has been completed, it will be followed by a feasibility study and a remedial  action work plan that will be  submitted to NJDEP.  H&H  anticipates entering into discussions in the near future with NJDEP to address that agency's natural  resource damage claims,  the ultimate scope and cost of which cannot be estimated at this time. The ongoing cost of  remediation is presently  estimated at approximately $450,000 per year, plus anticipated additional costs in 2007 of approximately  $371,000.  Pursuant  to a  settlement  agreement  with the former owner/operator  of the  Site,  the  responsibility  for site  investigation  and remediation costs are allocated 75% to the former  owner/operator and 25% to H&H after  the first $1  million.  The $1  million  was paid  solely  by the  former owner/operator.  To date, over and above the $1 million, total investigation and remediation  costs of $419,000  and  $140,000  have been  expended by the former
owner/operator  and  H&H,  respectively,   in  accordance  with  the  settlement
agreement.  Additionally,  H&H is currently being reimbursed  through  insurance coverage for a portion of the  investigation and remediation costs for which the company is responsible.  There is additional excess insurance coverage which H&H intends to pursue as necessary.

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

      In a case entitled Agere Systems,  Inc., et al. v. Advanced  Environmental
Technology Corp., et al. (U.S.  District Court,  EDPA),  five companies,  all of which are PRPs for the Boarhead Farm site in Bucks County, Pennsylvania, brought
CERCLA contribution and similar claims under  Pennsylvania's  environmental laws against  a number  of  companies  in  2002.  A  subsidiary  of H&H is one of the defendants that the plaintiffs  claim  contributed to the  contamination  of the
Boarhead Farm site. A number of the plaintiffs have entered into consent decrees with the EPA regarding the remediation of groundwater and soil  contamination at the Boarhead  Farm site. In addition,  plaintiffs  have settled with a number of the defendants. There are currently six non-settling defendants,  including H&H,

against  which  the  plaintiffs  are  pursuing  their  claims.  Fact and  expert discovery has been  concluded.  H&H filed a motion for summary  judgment in July
2007, seeking dismissal of plaintiffs'  complaint,  which Plaintiffs opposed and as to which  H&H has  filed a motion  for  leave  to file a reply  brief.  These motions are  pending.  Plaintiffs  recently  filed a motion for leave to file an amended  complaint  seeking  to add a cost  recovery  claim in  addition  to its contribution  claim.  This motion is pending as well. It is anticipated that the court  will  rule on these  motions  in the Fall of 2007.  The  plaintiffs  have already made  substantial  payments to the EPA in past  response  costs and have themselves  incurred costs for groundwater and soil remediation.  Remediation is continuing.  Plaintiffs  are  seeking  reimbursement  of a  portion  of  amounts incurred and an allocation of future amounts from H&H and the other non-settling defendants.  H&H has been  advised by counsel that its  responsibility  for this site,  if any,  should be minimal and has demanded  coverage  from its insurance carrier for any claims for which it could be held liable.  It is not possible to reasonably  estimate  the cost of  remediation  or H&H's  share,  if any, of the liability at this time.

      H&H received a notice letter from the EPA in August 2006  formally  naming
H&H  as a PRP  at  the  Shpack  landfill  superfund  site  in  North  Attleboro,
Massachusetts  (the "Shpack  site") H&H then  voluntarily  joined a group of ten
(10) other PRPs  (which  group has since  increased  to  thirteen  (13)) to work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine  whether there are other parties that sent hazardous  substances to the Shpack site but that have not received notice letters nor been named as PRPs to date. The PRP group submitted its good faith offer to the EPA in late October
2006. The offer is contingent on the group arriving at an acceptable  allocation amongst  the PRPs.  Most of the PRPs have  reached  proposed  allocations  as to percentages of  responsibility  for  investigation  and remediation costs at the
Shpack site. It is  anticipated  that there will be a "shortfall" in the overall allocation  that  will then be  shared,  on a pro rata  basis,  among all of the participating PRPs. The EPA has currently agreed to an orphan share for the past response  costs  incurred  through  March  31,  2007  and the PRPs  continue  to negotiate with the EPA to have all future  response and oversight costs included in the orphan share.  The EPA seeks to have the Consent Decree lodged as soon as practicable.  The Consent Decree will then be subject to a public comment period of no less than 30 days. After the expiration of the 30 days (or such other time period),  the court,  in its  discretion,  can enter the Consent  Decree.  It is anticipated that PRP remedial  activities at the site will not begin until 2009.
The remediation of a significant  amount of the contamination at the site is the responsibility  of the U.S.  Department of Energy ("DOE").  That  remediation is being  accomplished by the U.S. Army Corps of Engineers.  The DOE portion of the work has begun but is not expected to be completed until 2009, at which time the remaining  work will be more clearly  defined.  There are some PRPs who have not participated to date in the Consent Decree  negotiations and allocation process.
Any non-participating PRPs may be sued later on under CERCLA. That is a decision that will be made in the  future by the  participating  PRPs.  The  Company  has recorded a reserve of $3.6 million in connection with this matter.

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

OTHER LITIGATION

      We or  certain of our  subsidiaries  are a  defendant  in  numerous  cases pending in a variety of jurisdictions relating to welding emissions.  Generally, the factual  underpinning of the  plaintiffs'  claims is that the use of welding products for their ordinary and intended  purposes in the welding process causes emissions of fumes that contain  manganese,  which is toxic to the human central nervous  system.  The plaintiffs  assert that they were  over-exposed to welding fumes  emitted by welding  products  manufactured  and  supplied by us and other co-defendants.  We deny  liability and are defending  these  actions.  It is not possible to reasonably  estimate our exposure or share, if any, of the liability at this time.

      In addition to the  foregoing  cases,  there are a number of other product liability,  exposure,  accident, casualty and other claims against us or certain of our  subsidiaries  in  connection  with a  variety  of  products  sold by our subsidiaries  over several  years,  as well as litigation  related to employment matters, contract matters, sales and purchase transactions and general liability claims,  many of which  arise in the  ordinary  course  of  business.  It is not possible to reasonably  estimate our exposure or share, if any, of the liability at this time.

      There is insurance coverage available for many of these actions, which are being litigated in a variety of jurisdictions. To date, we have not incurred and do not believe we will incur any  significant  liability  with  respect to these claims, which we contest vigorously in most cases.  However, it is possible that the  ultimate  resolution  of such  litigation  and claims could have a material adverse effect on quarterly or annual results of operations,  financial position and cash flows when they are resolved in future periods.

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

      On  March  6,  2003,  the  PBGC  published  its  Notice  of  Determination
("Notice") and on March 7, 2003 filed a Summons and Complaint  ("Complaint")  in
United States  District Court for the Southern  District of New York seeking the involuntary  termination of the WHX Pension Plan, a defined benefit pension plan sponsored by the Company that  provides  pension  benefits to active and retired employees of WHX and H&H and certain benefits to active and retired employees of members of the WPC  Group.  WHX filed an answer to this  complaint  on March 27,
2003,  contesting the PBGC's action.  On July 24, 2003, the Company entered into an agreement among the PBGC, WPC, WPSC, and the United  Steelworkers of America,
AFL-CIO-CLC  ("USWA")  in  settlement  of  matters  relating  to the PBGC v. WHX
Corporation,  Civil Action No.  03-CV-1553,  in the United States District Court
for the Southern District of New York ("Termination  Litigation"),  in which the
PBGC was seeking to terminate the WHX Pension Plan. Under the settlement,  among other  things,  WHX agreed (a) that the WHX  Pension  Plan,  as it is  currently constituted,  is a single employer  pension plan, (b) to contribute funds to the
WHX  Pension  Plan equal to moneys  spent (if any) by WHX or its  affiliates  to purchase  WHX 10.5%  Senior  Notes (the  "Senior  Notes") in future  open market transactions,  and (c) to grant to the PBGC a pari passu security interest of up to $50.0  million in the event WHX  obtains  any future  financing  on a secured basis or provides any security or collateral for the Senior Notes.

      Also under the  settlement,  all parties  agreed that as of the  effective date of the WPC POR,  (a) no shutdowns  had occurred at any WPC Group  facility,
(b) no member of the WPC Group is a participating employer under the WHX Pension
Plan,  (c)  continuous  service for WPC Group  employees was broken,  (d) no WPC
Group  employees  will  become  entitled  to "Rule of 65" or "70/80"  Retirement
Benefits (collectively, "Shutdown Benefits") by reason of events occurring after the  effective  date of the WPC POR,  and (e) the WHX Plan would  provide  for a limited  early  retirement  option  to  allow  up to 650  WPSC  USWA-represented employees the right to receive retirement benefits based on the employee's years of service as of July 31, 2003 with a monthly benefit equal to $40 multiplied by the employee's years of service.

      Finally,  under  the  settlement,  the PBGC  agreed  (a)  that,  after the effective  date of the WPC POR, if it  terminates  the WHX Pension Plan at least one day prior to a WPC Group facility  shutdown,  WHX shall be released from any additional  liability to PBGC resulting  from the shutdown,  (b) to withdraw its claims in the WPC  Bankruptcy  Proceedings,  and (c) to dismiss the  Termination
Litigation.

      The agreement  with the PBGC also contains the provision that WHX will not contest  a  future  action  by the PBGC to  terminate  the WHX  Pension  Plan in connection with a future WPC Group facility  shutdown.  In the event that such a plan  termination  occurs,  the PBGC has agreed to  release  WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.

NOTE 14 - SUBSEQUENT EVENTS

      On October 18, 2007,  the Company filed a  registration  statement on Form
S-1 with the SEC for a rights offering to its existing stockholders.  The rights offering will be made through the distribution of non-transferable  subscription rights to purchase  shares of the Company's  common  stock,  par value $0.01 per share, at a subscription price to be determined. Assuming the rights offering is fully subscribed,  the Company will receive gross proceeds of approximately $170 million, less expenses of the rights offering.

      The rights offering includes an  oversubscription  privilege which permits each rights holder,  that  exercises its rights in full, to purchase  additional shares of  common  stock  that  remain  unsubscribed  at the  expiration  of the offering. This oversubscription privilege is subject to (i) the availability and allocation of shares among persons  exercising this  oversubscription  privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without  endangering the availability of the Company's NOLs under Section 382 of the  Internal  Revenue  Code,  in each case as further  described  in the rights offering documents.

      Steel has  indicated  that it intends to exercise all of its rights and to oversubscribe  for the maximum number of shares it can oversubscribe for without
(i)  endangering  the  availability of the Company's NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding  shares of the Company's common stock.

      A registration  statement relating to these securities has been filed with the SEC but has not yet become effective.

      The  purpose  of this  rights  offering  is to raise  equity  capital in a cost-effective manner that gives all the Company's  stockholders the opportunity to participate.  The net proceeds will be used to redeem  preferred stock issued by a subsidiary of WHX and held by Steel,  to repay WHX  indebtedness  to Steel, and to repay a portion of the indebtedness of certain wholly-owned  subsidiaries of WHX to Steel and to their other lenders.

      On November  5, 2007,  the Company  completed  the  purchase of all of the outstanding  common stock of a manufacturer of flux cored brazing wire and metal powders used for brazing and soldering pastes, and the financial results of this company will be included in the consolidated  financial statements in the fourth quarter. It is not expected to have a material effect on the financial position, results of operations, or cash flows of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

OVERVIEW

      WHX  Corporation,  the parent  company  ("WHX") is a holding  company that invests in and manages a group of businesses on a decentralized  basis. WHX owns
Handy & Harman  ("H&H"),  which is a  diversified  manufacturing  company  whose strategic  business units encompass three reportable  segments:  precious metal, tubing, and engineered materials.  H&H's precious metal segment manufactures and sells precious  metal products and  electroplated  material  containing  silver, gold, and palladium in combination with base metals for use in a wide variety of
industrial   applications   ("Precious  Metal  segment").   The  tubing  segment
manufactures and sells tubing products and fabrications primarily from stainless steel,  carbon  steel  and  specialty  alloys,  for  use  in a wide  variety  of industrial  applications  ("Tubing segment").  The engineered  materials segment manufactures a) specialty  roofing and construction  fasteners,  using steel and plastic,  which are sold to the  construction  and do-it  yourself  markets,  b)
plastic  and  steel   fittings  and   connectors   for  natural  gas  and  water
distribution,  and non-ferrous  thermite welding powders,  which are sold to the construction,  electric, and natural gas and water distribution industries,  and
c) electrogalvanized  products used in the construction and appliance industries
("Engineered   Materials   segment").   In  April  2007,  WHX  acquired  Bairnco
Corporation  ("Bairnco").  Bairnco  operates  business units in three reportable segments:  Arlon  electronic  materials  ("Arlon  EM"),  Arlon coated  materials
("Arlon CM") and Kasco replacement products and services ("Kasco"). The Arlon EM segment  designs,  manufactures,  markets  and sells high  performance  laminate materials  and  bonding  films  utilized  in  the  military/aerospace,  wireless communications,  automotive,  oil drilling, and semiconductor markets. Among the products included in the Arlon EM segment are high technology  materials for the printed circuit board industry and silicone rubber products for insulating tapes and flexible heaters.  The Arlon CM segment designs,  manufactures,  markets and sells laminated and coated products to the electronic, industrial and commercial markets  under the Arlon and Calon brand names.  Among the products  included in the Arlon CM segment are vinyl films for graphics art  applications,  foam tapes used in window  glazing,  and electrical and thermal  insulation  products.  The
Kasco  segment  is  a  leading  provider  of  meat-room  products   (principally
replacement  band saw blades) and on site  maintenance  services  principally to retail  food  stores,  meat and deli  operations,  and  meat,  poultry  and fish processing plants throughout the United States, Canada and Europe. In Canada and
France,  in addition to providing  its  replacement  products,  Kasco also sells equipment to the supermarket and food processing industries.  WHX, together with all of its subsidiaries, are referred to herein as the "Company".

RESULTS OF OPERATIONS

COMPARISON OF THE THIRD QUARTER OF 2007 WITH THE THIRD QUARTER OF 2006

      Net sales for the third  quarter of 2007  increased by $60.8  million,  or
50%, to $182.4  million,  as compared to $121.6  million in the third quarter of
2006.  The Bairnco  Acquisition  contributed  $49.9 million in net sales for the third quarter of 2007.  Net sales were flat at both the Precious  Metal segment, and at the Tubing  segment  and  increased  by $9.7  million  at the  Engineered
Materials  segment.,  principally due to the net sales from the roofing fastener business  acquired by the Company in  December  2006.  There were also net sales gains in our other businesses,  but these were partially offset by a decrease in net sales from  businesses  that had been sold or exited after the third quarter of 2006. These businesses  consisted of the Handy & Harman Electronic  Materials
Corp.  ("HHEM")  business  within the Precious Metal segment and the Norristown,
Pennsylvania location (the "Norristown facility") of the Handy & Harman Tube Co.
("HHT") within the Tubing segment.

      Gross profit  percentage  was 19.0% in the third quarter of 2007 and 19.7%
in the third  quarter of 2006.  The gross  profit  percentage  from the Precious
Metal,  Tubing  and  Engineered  Materials  segments  on a  combined  basis  was comparable  to the third  quarter of 2006.  The  decline in  consolidated  gross profit percentage was attributable to the Bairnco segments, which had a combined
18.1% gross profit  percentage for the 2007 quarter.  Such gross profit had been negatively impacted by approximately $5.5 million of manufacturing profit, or 3%
of  consolidated  sales,  that  was  included  in the  acquisition  value of the inventory  purchased  by WHX and  sold in the  period.  Another  reason  for the decline  in gross  profit  percentage  in the 2007  quarter  was a $2.3  million favorable  effect on gross profit in the 2006 quarter  from the  liquidation  of precious metal inventories valued at LIFO cost.

      Selling, general and administrative  ("SG&A") expenses increased $18.1 million to $33.6  million,  or 18.4% of net sales,  in the third quarter of 2007 from $15.6 million,  or 12.8% of net sales, in the comparable  2006 period.  The
2007 period  includes  $15.9  million of SG&A  expenses of Bairnco which was acquired in April 2007,  and such  SG&A  expenses  reflect  $1.5  million of non-recurring charges for acquired research and development and $0.8 million for acquired  backlog.  It also  includes  amortization  of $0.8  million due to the intangibles  acquired in the Bairnco  Acquisition.  Amortization  of intangibles also increased $0.5 million  relating to intangibles  from the roofing  fastener business  acquired by the  Company in December  2006.  In  addition,  there were increases in legal,  auditing and  consulting  fees of $1.1 million and non-cash stock-based  compensation expense related to stock options and special incentive arrangements of $0.7 million.

      Restructuring  charges relate to the closing of the Norristown facility. A charge of $0.5  million was  recorded in the third  quarter  2006  statement  of operations.  These charges were primarily for termination  benefits for salaried employees.

      Environmental  remediation  expenses of $2.5 million were  recorded in the third quarter of 2007,  principally  related to the Company's estimated exposure at the Shpack site. The Company increased its reserve related to the Shpack site by $2.1 million  based on the latest  estimate of cleanup  costs,  together with certain  past  oversight  costs,  and an  expected  increase  in  the  Company's allocation  percentage  among the  PRP's.  At the  Company's  former  Norristown facility,  the  Company  completed a study which  indicated  that  environmental remediation  activities  with an estimated  cost of $0.8 million were  required, which the Company  accrued in 2006, and increased by an additional  $0.1 million in the third quarter of 2007.

      Operating loss for the third quarter of 2007 was $1.7 million  compared to operating  income of $8.7  million  for the third  quarter  of 2006,  and at the segment level,  was operating income of $1.7 million compared to $7.5 million in
2006. In addition to the factors  discussed in the  paragraphs  above,  the 2007 period  includes  operating  losses of  Bairnco  totaling  $6.9  million,  which reflected  $7.8  million of  non-recurring  charges for  acquired  manufacturing profit in  inventory,  acquired  research and  development  costs,  and acquired backlog,.  In the second  quarter of 2007,  pursuant to  Statement  of Financial
Accounting  Standards ("SFAS") No. 141 "Business  Combinations"  (SFAS No. 141),
the Company  estimated  the value of the assets and  liabilities  acquired  from
Bairnco  using  information  available  at the time.  The Company  has  retained valuation  consultants to assist it in determining  the fair value of the assets and liabilities acquired including inventory,  fixed assets,  pension assets and liabilities, and identifiable intangibles.  This valuation work has not yet been completed.  However, the preliminary  valuation indicates that the fair value of inventory acquired exceeded the Company's initial estimate by approximately $4.4 million,  the fair value of fixed assets acquired exceeded the Company's initial estimate  by  approximately  $8.4  million,  and the fair value of  identifiable intangibles  acquired  exceeded the Company's  initial estimate by approximately
$14.1  million,  with an  offsetting  reduction  of goodwill.  These  changes in estimates  resulted in $8.7 million of charges in the third  quarter,  including approximately  $5.5  million  to cost of sales,  $0.1  million  to  depreciation expense,  and $3.1  million  of charges  relating  to  identifiable  intangibles
(comprised of  approximately  $1.5 million of acquired  in-process  research and development,  $0.8 million of acquired  backlog and $0.8 million of amortization of other identifiable  intangible assets over preliminary estimated useful lives of ten years).

      Interest  expense for the third quarter of 2007  increased $4.9 million to
$10.7 million from $5.8 million in the third quarter of 2006.  Bairnco  interest was $3.4  million of the  increase,  the  remainder  of the increase in interest expense was principally due to additional  borrowings after the third quarter of
2006. Proceeds from the additional  borrowings were used principally to fund the acquisition  of  OMG  Midwest  in  December  2006,  and  to  fund  environmental remediation  costs and required  pension plan  contributions.  In addition,  WHX borrowed $15.0 million in April 2007 in connection with the Bairnco Acquisition.
There was also an increase in interest  expense  attributable to higher interest rates in 2007  compared to the same  period of 2006.  Pursuant to the terms of a subordination  agreement  between  Steel and  Wachovia  Bank N.A.  ("Wachovia"), interest payable to Steel is accrued but not paid.

      Realized and  unrealized  losses on  derivatives  were $1.0 million in the third quarter of 2007,  compared to $1.7 million the third quarter of 2006.  The derivative  financial  instruments  utilized by the Company are  precious  metal forward and future contracts, which are used to economically hedge the Company's precious  metal  inventory  against price  fluctuations.  Losses are incurred as precious  metal market  prices  increase over the contract  term,  and gains are recognized as precious metal prices  decrease over the contract term.  Increases in  silver  market  price  occurred  in both  quarters,  resulting  in losses on derivatives. The reason for the lower loss in the 2007 period is principally the reduced quantity of precious metal under forward and future contracts.

      In the third quarter of 2007 a tax provision of $0.2 million was recorded, and in the third quarter of 2006 a tax benefit of $0.9 million was recorded. The
2006 tax benefit  from  continuing  operations  of $0.9  million  includes a tax benefit of $1.6 million  related to discontinued  operations.  The Company's net tax provision from both continuing and  discontinued  operations of $0.7 million in 2006,  and its tax  provision of $0.2 million in 2007,  are  principally  for state and  foreign  taxes.  The Company  has not  recorded a federal  income tax benefit in either quarter since in the opinion of management;  it is more likely than not that the benefit of the  Company's  net  operating  loss carry  forward
("NOLs")  will not be realized in the  future.  The Company  records a valuation allowance against deferred tax assets resulting from NOLs.

      The net income from discontinued  operations relates to the Company's wire and cable business,  which had been part of the Wire and Tubing segment.  In the second  quarter of 2005,  all  operations  of the wire and cable  business  were concluded. Accordingly, these businesses are reported as discontinued operations in 2006.  A gain on the  disposal of assets,  net of tax, of $2.9 million in the third  quarter  of 2006  reflects  a gain on the sale of the  land and  building formerly used in the wire and cable business.

      Net loss for the third quarter of 2007 was $13.7  million,  or ($1.37) per share,  compared to net income from  continuing  operations  of $2.2  million or
$0.22  per  share  for  the  third  quarter  of  2006.  Including   discontinued
operations, net income was $5.1 million, or $.51 per share for the third quarter of 2006.

      The comments that follow compare  revenues and operating income by segment for the third quarter 2007 and 2006.

PRECIOUS METAL

      Net sales for the  Precious  Metal  segment for the third  quarter of 2007 increased  $0.9 million or 2.4% from $36.1  million in the third quarter 2006 to
$37 million. Within the precious metal segment, the sale of the HHEM business in the first quarter of 2007 resulted in a $3.2 million  reduction in net sales for the third  quarter of 2007 as compared  to the same  period of 2006.  HHEM's net sales reduction was partially  offset by a transfer of a portion of its business to another entity within the precious  metal  segment.  Aside from the reduction caused by the sale of the HHEM business,  the segment  experienced higher sales, primarily from higher precious metal prices which are passed on to customers..

      Operating  income for the Precious  Metal  segment was $1.5 million in the third  quarter of 2007,  compared to $2.9 million in the third  quarter of 2006.
The  2006  quarter  included  a gain of $2.3  million  from the  liquidation  of precious  metal  inventories  valued at LIFO cost. The sale of the HHEM business resulted in operating  income  improvements of $0.9 million in the third quarter of 2007 as compared to the same period of 2006.

TUBING

      In the third quarter of 2007,  net sales for the Tubing  segment  slightly increased $0.3 million,  or 0.9%, from $30.5 million in 2006 to $30.8 million in the third quarter of 2007.  The closure of the  Norristown  facility,  which had experienced  strong  demand in the third  quarter of 2006 prior to its shutdown, resulted in reduced sales of $3.1 million in 2007. The reduction in net sales in the third  quarter  of 2007 from the  closure  of the  Norristown  facility  was partially offset by a transfer of the Norristown facility's small coil business, and strong demand at the other  stainless steel tubing  facilities,  principally from the  petrochemical  markets.  The  refrigeration  tubing group  experienced reduced  sales  volume  resulting  from  weak  demand  from the  North  American refrigeration market, partially offset by an increase in sales from the European refrigeration market and the transportation market.

      Operating  income  increased  by $2.2 million to income of $0.3 million in the third  quarter of 2007 as compared to an  operating  loss of $1.9 million in the same  period  of 2006.  The  operating  loss in the  third  quarter  of 2006 included  $0.5 million of  restructuring  charges  related to the closing of the
Norristown facility of HHT. The remainder of the improvement in operating income is due to the successful transfer of the small coil business from the Norristown facility  to  another  stainless  steel  tubing  facility,  partially  offset by continued inefficiencies at the North American refrigeration tubing facilities.

ENGINEERED MATERIALS

      Net sales for the Engineered Materials segment increased $9.7 million from
$54.9 million in the third quarter of 2006 to $64.7 million in the third quarter of 2007 due to increased  volume in the  commercial  roofing  fastener  business
(principally  due to the net sales of OMG  Midwest,  which was  acquired in late
December 2006).  This increase was partially  offset by weaker sales of products used  in the  domestic  housing  market,  which  is  experiencing  a  continuing slowdown.

      Operating  income increased by $0.4 million from $6.5 million in the third quarter of 2006 to $6.9 million in the same period of 2007. Factors resulting in higher  operating income included profit from higher sales mostly due to the OMG
Midwest acquisition, partially offset by softness in the domestic housing market and increase in volume of lower margin private label products.

BAIRNCO SEGMENTS  (REFERENCES TO THE BAIRNCO SEGMENTS' 2006 COMPARATIVE  AMOUNTS
ARE  PRE-ACQUISITION,  AND SUCH AMOUNTS HAVE NOT BEEN  INCLUDED IN THE COMPANY'S
RESULTS. THEY ARE STATED HERE FOR COMPARISON PURPOSES ONLY.)

      Net sales for the Arlon EM,  Arlon CM, and the Kasco  segments  (together, the "Bairnco  segments") on a combined basis for the quarter ended September 30,
2007 were $49.9  million.  Arlon's EM sales of $15.5 million  improved 3.8% over prior  year as both the  electronics  and  industrial  markets  remained  strong through the third quarter.  Arlon's CM sales of $18.2 million improved 4.7% from
2006 on increased sales to the domestic graphics market.  Kasco's sales of $16.3 million  were up  significantly  over prior year from the impact of the  Atlanta
SharpTech  acquisition  and the impact of exchange rates of a weakened US dollar on European sales.

      Gross profit of the Bairnco  segments for the quarter ended  September 30,
2007 was $9.0  million,  or 18.1% of net  sales.  Gross  profit  was  negatively impacted by a charge to cost of sales for $5.5 million of  manufacturing  profit that was included in the acquisition value of the inventory purchased by WHX and sold in the  period.  Arlon's  EM  gross  profit  margin  was down  slightly  on increased raw material costs, scrap and operating  inefficiencies.  Gross profit margins at Arlon CM were negatively  impacted by increased  inefficiencies  from lower production volumes as sales to the Corporate  re-imaging markets softened.
Kasco's gross profit  margins  improved from the prior year as certain sales and cost efficiencies from the Atlanta SharpTech acquisition were implemented.

      Selling  and  administrative  expenses  for the Bairnco  segments  for the quarter  ended  September  30, 2007 of $15.9  million  include  $1.5  million of non-recurring charges for acquired research and development and $0.8 million for acquired  backlog.  It also  includes  amortization  of $0.8  million due to the valuation of intangibles acquired in the acquisition by WHX.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  increased from $0.9 million in the third quarter  of 2006 to $2.0  million  in the  third  quarter  of 2007.  There  were increases  in the  costs  for  audit  and  legal  fees,  and  non-cash  expenses associated with stock-based compensation for certain executives.

COMPARISON OF THE FIRST NINE MONTHS OF 2007 WITH THE FIRST NINE MONTHS OF 2006

      Net sales for the first nine months of 2007  increased by $117.5  million, or 32.7%,  to $477.1  million,  as compared to $359.6  million in the first nine months of 2006.  The  Bairnco  Acquisition  accounted  for $93.0  million of the increase.  The results of  operations  of Bairnco are included in the  financial results of WHX beginning April 13, 2007, and comprise  approximately 24 weeks of operations.  Net sales  increased by $1.9 million at the Precious Metal segment, decreased by $2.2 million at the Tubing segment,  and increased $24.7 million at the  Engineered  Materials  segment,  principally  due to sales from the roofing fastener business acquired by the Company in December 2006. There were net sales increases at the Precious Metal and Tubing  segments,  but they were offset by a decrease  in net sales from  businesses  that had been sold or exited  after the third quarter of 2006 (HHEM and HHT).

      Gross  profit  percentage  increased  to 19.8% in the first nine months of
2007 from 19.1% in the first nine months of 2006. The 2007 period was positively affected by the acquisition of Bairnco, which contributed $22.8 million to gross profit and 1.1% higher gross profit percent on a consolidated basis than without
Bairnco.  This was despite the fact that the Bairnco  segments' gross profit had been negatively  impacted by approximately $5.5 million of manufacturing  profit that was included in the acquisition value of the inventory purchased by WHX and sold in the period. The Tubing segment increased gross profit as compared to the
2006 period primarily from higher margin in the stainless steel tubing business.
Partially offsetting these gains, the 2007 period was negatively affected within the Precious Metal segment by a $0.7 million loss principally on the sale of the
HHEM inventory  (related to the sale of the  business),  as compared to positive gross profit for this business in the 2006 period. In addition,  the 2006 period included a $4.1 million favorable effect on gross profit from the liquidation of precious metal inventories valued at LIFO cost.

      SG&A expenses  increased  $36.6 million to $83.1 million,  or 17.4% of net sales,  in the first  nine  months of 2007 from $46.6  million,  or 13.0% of net sales,  in the  comparable  2006  period.  SG&A  expenses of Bairnco,  which was acquired  in April  2007,  accounted  for  approximately  $27.0  million  of the increase,  and such SG&A expenses reflect $1.5 million of non-recurring  charges for acquired  research and  development  and $0.8 million for acquired  backlog.
They also include  amortization of $0.8 million due to the intangibles  acquired in the Bairnco Acquisition. In addition, there was also an increase in 2007 from the  acquisition of OMG Midwest,  a roofing  fastener  business  acquired by the
Company in late 2006. Its costs include  operating costs as well as amortization of certain acquired intangible assets.  Furthermore,  under Revised Statement of
Financial Accounting Standards No. 123(R), the Company is required to record its obligation for stock options at the fair value

on the  date  of  grant.  The  Company  recorded  $1.6  million  of  stock-based compensation  expense  in 2007  related  to stock  options  and other  incentive arrangements.  In addition, costs also rose in the 2007 period due to additional audit and other professional  fees,  partially offset by reduced costs resulting from the closure of the HHEM and Norristown facilities.

      The Company  recorded a gain from insurance  claims of $5.7 million in the first nine months of 2007,  and had  recorded a similar  gain of $0.8 million in the first nine months of 2006. The insurance proceeds that the Company collected related to claims from a fire at an H&H subsidiary plant in 2002.

      Environmental  remediation  expenses of $2.5 million were  recorded in the first nine months of 2007 as  compared to $2.9  million in the first nine months of 2006.  Expenses for both years relate principally to the Company's  estimated exposure at the Shpack site, and  remediation  liability in connection  with the
Company's Norristown facility.  The Company increased its reserve related to the
Shpack  site by $2.1  million  based on the latest  estimate  of cleanup  costs, together  with certain past  oversight  costs,  and an expected  increase in the
Company's  allocation  percentage  among  the  PRP's.  At the  Company's  former
Norristown  facility,  the  Company  completed  a  study  which  indicated  that environmental remediation activities with an estimated cost of $0.8 million were required,  which the Company  accrued as of the first nine  months of 2006,  and increased by an additional $0.1 million in 2007.

      The asset impairment charge of $1.8 million in the statement of operations for the first  nine  months of 2006  relates to the  closing  of the  Norristown facility.  Restructuring  charges of $2.4 million also relate to the  Norristown facility closing.  The restructuring  charges included  termination  benefits of
$2.0 million and $0.1 million resulting from a pension plan curtailment and $0.3 million for other charges.

      Operating  income at the  consolidated  level for the first nine months of
2007 was $14.0 million,  which was $1.9 million lower than the first nine months of 2006. Bairnco operating loss was $4.3 million, and was negatively impacted by non-recurring  charges of $7.8  million  for  acquired  manufacturing  profit in inventory,  acquired research and development costs, and acquired backlog,. This was partially offset by the gain on insurance proceeds, which provided operating income of $5.7 million.  Decreases to operating  income in 2007 were also due to higher SG&A expenses  related to additional  audit and other  professional  fees and, expenses  associated with share-based  compensation for certain executives, partially  offset by reduced SG&A costs  resulting  from the closure of the HHEM and Norristown  facilities.  Operating income for the comparable  period in 2006 included $4.2 million for asset  impairment and  restructuring  costs related to the closing of Norristown.

      Interest expense for the first nine months of 2007 increased $12.8 million to $28.6  million  from  $15.7  million  in the  first  nine  months  of 2006 as borrowings and the related  interest rates both increased.  Debt as of September
30, 2007 exceeded the September 30, 2006 balance by $193.8 million due mainly to the financing of $101.4  million for the Bairnco  Acquisition,  plus  additional borrowings.  $26.0 million of the proceeds from the  additional  borrowings  was used to fund the  acquisition of OMG Midwest in December 2006, and the remainder was used  principally  to fund  environmental  remediation  costs  and  required pension  plan  contributions.  There was also an increase  in  interest  expense attributable  to higher  interest  rates in 2007  compared to the same period of
2006 and higher amortization of deferred financing costs in 2007 compared to the same period of 2006. Pursuant to the terms of a subordination  agreement between
Steel and Wachovia, interest payable to Steel is accrued but not paid.

      Realized and unrealized losses on derivatives  totaled $1.0 million in the first nine months of 2007,  compared to $6.2 million in the first nine months of
2006.  The  derivative  instruments  utilized by the Company are precious  metal forward and future contracts.  In the 2007 period,  the market price of gold and silver  increased  at a  lower  rate  than  in  2006,  and in  addition,  hedged quantities of silver declined substantially in 2007.

      In the first  nine  months of 2007 a tax  provision  of $2.2  million  was recorded for state and foreign taxes.  The 2006 net tax provision for continuing operations  of $0.3 million  includes a tax benefit of $1.6  million  related to discontinued  operations.  The Company's net tax provision from both  continuing and  discontinued  operations was $1.9 million in the first nine months of 2006, and was also  principally  for state and foreign taxes.  The Company  recorded a valuation  allowance  related to the tax benefits  associated with its operating losses in each period due to the  uncertainty of realizing these benefits in the future.

      The net income from discontinued  operations relates to the Company's wire and cable business,  which had been part of the Wire and Tubing segment.  In the second  quarter of 2005,  all  operations  of the wire and cable  business  were concluded. Accordingly, these businesses are reported as discontinued operations in 2006.  A gain on the  disposal of assets,  net of tax, of $2.9 million in the first nine months of 2006  reflects a gain on the sale of the land and  building formerly used in the wire and cable business.

      Net loss for the first nine months of 2007 was $18.2  million,  or ($1.82)
per share,  compared to a net loss from continuing operations of $6.4 million or
($0.64)  per share for the first  nine  months of 2006.  Including  discontinued
operations,  net loss was $3.7 million,  or $(.37) per share for the nine months ended September 30, 2006.

      The comments that follow compare  revenues and operating income by segment for the first nine months of 2007 and 2006:

PRECIOUS METAL

      Net sales for the Precious Metal segment increased $2.0 million,  or 1.7%, from $112.2 million in 2006 to $114.2 million in 2007. Within the precious metal segment,  the sale of the HHEM business resulted in a $13.4 million reduction in net sales for the first nine months of 2007 compared to the same period of 2006, partially offset by a transfer of a portion of HHEM's business to another entity within the precious metal segment.  Aside from the reduction  caused by the sale of the HHEM business,  the segment,  particularly the precious metal fabrication group,  experienced higher net sales from both increased volume and market share with increased sales to existing  customers as well as to new customers  because of new distribution and sales force initiatives.

      Operating income for the Precious Metal segment  decreased $4.8 million to
$3.0  million in 2007 from $7.8  million in 2006.  Operating  income in the 2007 period was negatively affected by continued weakness in the automotive market, a less profitable mix of industrial products sold, and higher base metal costs. In addition,  operating  income  was  reduced by a $0.4  million  loss upon sale of certain inventory and by $0.2 million of employee-related termination costs when the HHEM business was sold in March 2007. The first nine months of 2006 had been positively  impacted by a gain of $4.1 million from the  liquidation of precious metal inventories valued at LIFO cost.

TUBING

      In the first  nine  months  of 2007,  net  sales  for the  Tubing  segment decreased $2.2 million,  or 2.3%, from $93.2 million in 2006 to $91.1 million in
2007,  principally due to the closure of the Norristown  facility.  The facility continued to operate  during the first nine months of 2006 and recorded sales of
$13.9  million,   principally  due  to  special   non-recurring  net  sales  and
accelerated  shipment of product  prior to shutdown.  The reduction in net sales from the closure of the Norristown  facility was partially  offset by a transfer of the Norristown facility's small coil business, and strong demand at the other stainless steel tubing facilities,  principally from the petrochemical  markets.
The refrigeration  tubing group experienced  reduced sales volume resulting from weak demand from the North American refrigeration market, partially offset by an increase in sales from the European refrigeration market.

      Operating  loss decreased by $5.4 million to a loss of $0.1 million in the first nine  months of 2007 from an  operating  loss of $5.6  million in the same period of 2006. The 2006 loss included a total of $4.2 million for restructuring costs of $2.4 million and an asset impairment charge of $1.8 million recorded in the  second  quarter  of  2006;  both of  which  relate  to the  closing  of the
Norristown facility.  In addition,  cost inefficiencies at the Company's Mexican tubing facility also contributed to the operating loss in both periods.

ENGINEERED MATERIALS

      Net sales for the Engineered Materials segment increased $24.7 million, or
16.0%, from $154.1 million in the first nine months of 2006 to $178.8 million in the same  period  of 2007 due to  increased  volume  in the  commercial  roofing fastener  business  (principally due to the net sales of OMG Midwest,  which was acquired in late December  2006).  This increase was partially  offset by weaker sales of products used in the domestic  housing market,  which is experiencing a continuing slowdown.

      Operating  income  decreased  in the  first  nine  months  of 2007 by $0.6 million from $15.0 million in 2006 to $14.4 million in 2007.  Factors  resulting in lower  operating  income  included soft demand from the housing  construction market,  reduced  gross  margin from a mix of lower  margin  products as well as higher SG&A expenses including  amortization of certain intangibles  acquired in
December 2006 and the  postretirement  welfare plan  curtailment  charge of $0.7 million  at one of the H&H  subsidiaries  included  in this  segment.  This  was partially offset by improved sales in the commercial roofing market.

BAIRNCO SEGMENTS  (REFERENCES TO THE BAIRNCO SEGMENTS' 2006 COMPARATIVE  AMOUNTS
ARE  PRE-ACQUISITION,  AND SUCH AMOUNTS HAVE NOT BEEN  INCLUDED IN THE COMPANY'S
RESULTS. THEY ARE STATED HERE FOR COMPARISON PURPOSES ONLY.)

      Net sales for the  Bairnco  segments  on a  combined  basis for the period
April 13 through  September  30,  2007 were $93.0  million.  Arlon's EM sales of
$29.5  million  improved  over  prior  year  on  strong  activity  in  both  the electronics and industrial  markets.  Arlon's CM sales of $32.9 million declined from 2006 on slow sales to the domestic graphics and industrial markets. Kasco's sales of $30.6 million were up significantly  over prior year from the impact of the Atlanta SharpTech acquisition and the impact of exchange rates of a weakened
US dollar on European sales.

      Gross profit for the Bairnco  segments on a combined  basis for the period
April 13 through  September 30, 2007 was $22.8 million or 24.6% of sales.  Gross profit was negatively  impacted by a charge to cost of sales for $5.5 million of manufacturing profit that was included in the acquisition value of the inventory purchased by WHX and sold in the period. Arlon's EM gross profit margin was down slightly on increased raw material  costs,  scrap and operating  inefficiencies.
Gross  profit  margins  at  Arlon  CM  were  negatively  impacted  by  increased
inefficiencies   from  lower  production  volumes  as  sales  to  the  corporate re-imaging  markets  softened.  Kasco's gross profit  margins  improved from the prior year as certain  sales and cost  efficiencies  from the Atlanta  SharpTech acquisition were implemented.

      Selling and administrative expenses for the Bairnco segments on a combined basis for the  period  April 13  through  September  30,  2007 of $27.0  million include  $1.5  million  of  non-recurring  charges  for  acquired  research  and
development   and  $0.8  million  for  acquired   backlog.   They  also  include
amortization of $0.8 million due to the valuation of intangibles acquired in the acquisition by WHX.

UNALLOCATED CORPORATE EXPENSES

      Unallocated  corporate  expenses  increased from $2.7 million in the first nine months of 2006 to $5.7 million in the first nine months of 2007. There were increases  in the  costs  for  audit  and  legal  fees,  and  non-cash  expenses associated with stock-based compensation for certain executives.

DISCUSSION OF CONSOLIDATED STATEMENT OF CASH FLOWS

      Net cash used by operating  activities for the nine months ended September
30, 2007 totaled  $12.5  million.  Net loss  adjusted  for  non-cash  income and expense items provided approximately $5.3 million. Working capital accounts used
$17.7  million of cash,  as follows:  Accounts  receivable  used $17.3  million, inventories  provided $11.5 million,  interest accrued but not paid to a related party provided $5.6 million,  and net other current assets and liabilities  used
$17.6 million.  Other non-working  capital items included in operations provided
$0.1  million.  Cash  used by  operating  activities  in the nine  months  ended
September 30, 2006 totaled $11.5 million,  and principally was caused by the net loss of the period, as well as a seasonal increase in accounts  receivable and a
$11.8  million  decrease  in  current   liabilities,   driven  by  environmental
remediation payments.

      Cash flow provided by inventory,  with precious metal  inventory  measured using LIFO cost,  totaled $11.5  million in the nine months ended  September 30,
2007.  Inventory  used  $0.3  million  of cash  flow in the  nine  months  ended
September 30, 2006. In the normal course of business, H&H accepts precious metal from suppliers and customers,  which  quantities are returnable in fabricated or commercial bar form under agreed-upon  terms. To the extent such metals are used by the Company to meet its operating requirements, the amount of inventory which
H&H must own is reduced.  In the first  quarter of 2007,  the  Company  received
400,000 ounces of silver from a customer under an unallocated pool agreement. As a result of this  agreement,  along with a reduction  in  operating  needs,  the
Company  was able to reduce its owned  quantity of silver by over  400,000  troy ounces,  providing  over $5.0  million in cash.  The Company has  deferred  $3.6 million in profit arising from the temporary  liquidation of the LIFO inventory, which is included  in accrued  liabilities  on the  September  30, 2007  balance sheet.  The deferred gain reflects the excess of the current market value of the precious metal over the LIFO value of the inventory decrement.  In addition,  as the Company sold the inventory  that it had acquired in the Bairnco  Acquisition in April 2007,  it recovered the  manufacturing  profit of $5.5 million that was paid for the inventory at that date.  Throughout 2006, the Company's quantity of precious metal in inventory also declined,  principally because of the wind-down of the HHEM  business  and  because of the sale of the  Company's  interest in a
Singapore operation.

      The use of funds due to accounts receivable in both the nine month periods ended September 30, 2007 and 2006 ($17.3 million and $9.7 million, respectively)
was  principally  caused by a seasonal  increase  in accounts  receivable  which resulted  from  higher  sales  levels for the third  quarter of each period (and particularly  the last month of the quarter)  compared to the fourth  quarter of the prior year. Net sales in the third quarter of 2007 (excluding  Bairnco) were
$132.5 million,  as compared to $101.4 million in the fourth quarter of 2006, an increase of $31.1  million.  Net sales in the third  quarter of 2006 were $121.6 million, as compared to $99.2 million in the fourth quarter of 2005; an increase of $22.4 million.

      Net other current assets and  liabilities  used $11.9 million of cash flow in the nine months ended September 30, 2007 and $10.9 million in the same period of 2006.  The 2007 period use of cash was driven by $21 million of payments made to fund the WHX Pension  Plan,  and  approximately  $4.9 million of payments for environmental remediation costs, but was partially offset by the accrual of $5.7 million of  interest  payable to a related  party (net of  payments),  a current liability  related to the  deferral of the  temporary  LIFO gain of $3.6 million discussed above, and additional environmental remediation accruals totaling $2.5 million. The use of cash of $10.9 million in the nine months ended September 30,
2006 was driven by cash used for the payment of $14.4  million of  environmental remediation  costs and  payments  to fund the WHX  Pension  Plan  totaling  $4.9 million,  partially  offset by the  recording  of a $2.9  million  environmental
remediation  accrual  and  a  restructuring  reserve  of  $2.4  million.   Other
non-working capital items included in operating activities provided $0.1 million in the nine  months  ended  September  30,  2007,  as  compared to a use of $0.9 million in the same period of 2006.

      Investing  activities  used  $103.1  million  in  the  nine  months  ended
September 30, 2007, driven by the Bairnco Acquisition, which used $99.5 million, net of cash acquired.  See discussion below for additional detail on the Bairnco
Acquisition. This was partially offset by $4.3 million of proceeds from the sale of  assets,  principally  related  to the sale of the HHEM  and  certain  of the
Norristown facility assets.  Investing  activities used $6.1 million in the nine month ended  September  30,  2006,  and  included net cash paid out for precious metal  derivative  contracts of $7.2 million,  but was partially  offset by $7.2 million from the sale of assets in 2006 related to a discontinued  operation. In addition,  capital spending in the nine months ended September 30, 2007 was $7.0 million,  as compared to $6.8 million spent on capital  improvements in the same period of 2006.

      Financing  activities  provided  $119.6  million in the nine months  ended
September  30,  2007,  $101.4  million of which was due to the  financing of the
Bairnco Acquisition,  which is discussed more fully below. In July 2007, Bairnco completed a refinancing of its debt which  resulted in new term loan  borrowings of $76.0 million and payments of approximately  $55.5 million to Steel and $14.8 million of term loan payments to its former credit bank. H&H borrowed a total of
$13.7  million  from Steel;  $5.7  million in July and $8.0 million in September
2007.  There were  additional  net  drawdowns of $7.9  million on the  revolving credit facilities of both H&H and Bairnco  (post-acquisition),  partially offset by $6.3 million of  additional  principal  repaid on term loans and $3.9 million related to financing fees  principally  in connection  with the extension of the maturity of the H&H credit  facilities and the  refinancing  of Bairnco's  debt.
Financing activities provided $18.2 million of net cash in the nine months ended
September 30, 2006,  principally  from new term loan  borrowings,  which totaled
$26.0 million during the period.  The increase in debt between December 31, 2005 and September 30, 2006  consisted of the  following:  On December 29, 2005,  H&H entered  into an  amendment  to its Term B Loan with Steel which  provided  for, among other  things,  a $10 million  increase in such loan in January  2006.  On
January 24, 2006, H&H's wholly-owned  subsidiary,  OMG, Inc. entered into a loan agreement with Sovereign Bank for $8.0 million,  collateralized by a mortgage on
OMG,  Inc.'s  real  property.  On March 31,  2006,  H&H and  Steel  agreed to an increase in the Term B Loan in the amount of $9.0 million and the  prepayment in the same amount of a portion of H&H's subordinated  intercompany promissory note issued to WHX.

BAIRNCO ACQUISITION

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
resulting Merger and to pay related fees and expenses were approximately  $101.4
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

OFF-BALANCE SHEET ARRANGEMENTS

          It is  not  the  Company's  usual  business  practice  to  enter  into off-balance  sheet  arrangements  such as  guarantees  on  loans  and  financial commitments,  indemnification  arrangements,  and  retained  interests in assets transferred to an unconsolidated  entity for  securitization  purposes.  Certain customers and suppliers of the Precious Metal segment choose to do business on a
"pool" basis.  Such  customers or suppliers  furnish  precious  metal to H&H for return in fabricated form  ("customer  metal") or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication  charge.  The value of consigned  precious metal is not included in the Company's  balance sheet. As of September 30, 2007, the Company  held  customer  metal  comprised of 735,564  ounces of silver,  377 ounces of gold,  and 1,340  ounces of  palladium.  The market value per ounce of silver,  gold, and palladium as of September 30, 2007 was $13.80,  $743.56,  and
$343.75, respectively.

LIQUIDITY

      The Company has incurred  significant  losses and negative cash flows from operations  in recent  years,  and as of September  30, 2007 had an  accumulated deficit of $431.5  million.  As of September  30, 2007,  the  Company's  current assets  totaled  $216.0  million  and its  current  liabilities  totaled  $356.8 million;  a working capital  deficit of $140.8 million.  Included in the current liabilities  as of  September  30,  2007 is a total of  $124.2  million  of loan principal,  interest,  and  manditorily  redeemable  preferred  stock payable to
Steel,  a related  party.  Such amounts are  expected to be either  partially or totally repaid after the completion of a proposed rights offering. See Note 14 -
Subsequent  Events.  The Company's  working capital deficit at December 31, 2006 was $1.6 million.  As of September 30, 2007,  the majority of the Company's debt has been  classified  as  short-term  since its maturity  date is within  twelve months  (June  30,  2008);  whereas  as of  December  31,  2006,  such  debt was classified as long-term  since its maturity date exceeded one year.  The Company intends to refinance its debt, but there can be no assurance that such financing will be  available  or available  on terms  acceptable  to the  Company.  If the
Company cannot  refinance H&H's debt that is due on June 30, 2008,  there can be no  assurance  that H&H will be able to continue  to operate its  business or to provide WHX with additional capital to fund its operations. As previously noted,
Bairnco's bank debt was refinanced in July 2007 with a new scheduled maturity of
2012.  Additionally,  at times over the past several years,  H&H has not been in compliance  with  certain  of its bank  covenants  and has  obtained a number of waivers from its lenders related to such covenants.

      WHX is a  holding  company  and  has as  its  sole  source  of  cash  flow distributions  from  its  operating  subsidiaries,  H&H and  Bairnco,  or  other discrete  transactions.  H&H's credit facilities effectively do not permit it to transfer any cash or other assets to WHX (with the exception of (i) an unsecured loan for required  payments to the WHX Pension Plan,  (ii) an unsecured loan for other uses in the  aggregate  principal  amount not to exceed $3.5  million,  of which  approximately $3.4 million has already been distributed,  (iii) the loan, distribution or other advance of up to  approximately  $7.4 million,  subject to
certain   limitations,   to  the  extent  loaned  by  Steel  to  H&H,  of  which
approximately  $2.3 million has already been  distributed,  and (iv) up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan, which  contribution  of $13.0  million was made on September  12,  2007).  H&H's credit  facilities  are  collateralized  by  substantially  all of H&H's assets.
Similarly,  Bairnco's  bank credit  facilities and term loan do not permit it to make any distribution,  pay any dividend or transfer any cash or other assets to
WHX other than common stock of Bairnco.

      WHX's ongoing operating cash flow  requirements  consist of paying certain administrative  costs and funding the  minimum  requirements  of the WHX Pension
Plan.  On  September  12,  2007,  WHX made a payment to the WHX Pension Plan of

$13.0 million,  which exceeded the minimum required contribution under ERISA. As a result of such accelerated contribution,  the future required contributions to the WHX Pension Plan are expected to decline,  with no contribution  required in
2008,  based on an estimate from our actuary.  As of September 30, 2007, WHX and its  subsidiaries  that are not restricted by loan  agreements or otherwise from transferring  funds to WHX (collectively,  its "Unrestricted  Subsidiaries") had cash of approximately $2.7 million and current liabilities of approximately $7.9 million,  including  $5.1 million of  mandatorily  redeemable  preferred  shares payable to a related party.

      H&H's availability under its revolving credit facility as of September 30,
2007, was  approximately  $18.0 million.  On March 29, 2007, all such H&H credit facilities,  including the term loans, were amended to (i) redefine EBITDA, (ii)
reset the levels and amend certain of the financial covenants,  (iii) extend the termination date of the credit  facilities from March 31, 2007 to June 30, 2008,
(iv)  permit  the  extension  by H&H to WHX of an  unsecured  loan for  required payments to the WHX Pension Plan, under certain  conditions,  and (v) permit the extension  by H&H to WHX of an  unsecured  loan for other uses in the  aggregate principal  amount not to exceed  $3.5  million  under  certain  conditions.  The amendments also provided for the pledge of 65% of all outstanding  securities of
Indiana Tube  Danmark  A/S, a Danish  corporation  and a  wholly-owned  indirect subsidiary of H&H, and Protechno,  S.A., a French corporation and a wholly-owned indirect subsidiary of H&H. Finally, the amendments also provided for waivers of certain events of default existing as of March 29, 2007.

      On June 15, 2007, the lenders under H&H's  revolving  credit  facility and other  facilities  granted a waiver to the events of default arising as a result of the  Order  of  Prejudgment  Attachment  entered  by the  Superior  Court  of
Fairfield County,  Connecticut (the "Fairfield  Superior Court") on December 18,
2006 in connection with the litigation known as HH East Parcel v. Handy & Harman currently pending in the Fairfield Superior Court in the amount of approximately
$3.5 million and the Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of Fairfield County, Connecticut to JPMorgan Chase Bank in the
amount of $3.5 million, and related matters (see Note 13- Contingencies).

      On July 27, 2007, H&H and certain of its  subsidiaries  amended its credit facilities, effective as of July 20, 2007 to, among other things, (i) change the definition  of  EBITDA,  (ii)  permit  additional  loans  by  Steel to H&H in an aggregate amount not to exceed  approximately $7.4 million, and (iii) permit the loan,  distribution or other advances by H&H to WHX of up to approximately  $7.4 million, subject to certain limitations, to the extent loaned by Steel to H&H as permitted by these amendments.  On July 31, 2007, Steel loaned H&H approximately
$5.7 million.

      On September  10, 2007,  H&H and certain of its  subsidiaries  amended its credit  facilities,  to, among other things,  (i) provide for an additional term loan by Steel of $8.0  million to H&H and its  subsidiaries,  and (ii)  permit a loan by H&H to WHX of up to $13.1  million  to be used by WHX  solely  to make a contribution  to the WHX Pension Plan. On September 12, 2007, the Company made a payment to the WHX Pension  Plan of $13.0  million,  which  exceeded the minimum required contribution under ERISA. As a result of such accelerated contribution, the Company's required  contributions to the WHX Pension Plan over the next five years are expected to decline,  and the Company believes that the full amount of the Internal Revenue Service ("IRS")  conditional  waiver of the minimum funding requirements  for the WHX Pension Plan for the 2005 plan year ("IRS Waiver") has been repaid.  Subject to the Pension  Benefit  Guaranty  Corporation's  ("PBGC")
confirmation  that the IRS Waiver amount has been paid in full, the  subordinate liens granted to the PBGC shall be terminated.

      On March 4, 2007, the Company sold certain assets,  including the land and building,  certain  machinery  and  equipment,  and  inventory  of HHEM  for net proceeds of approximately $3.8 million. Of the total net proceeds,  $2.5 million was used to make an incremental payment to the WHX Pension Plan, pursuant to the terms of a prior agreement with the PBGC. Under the terms of the sale agreement, the Company  has  retained  responsibility  for any  pre-existing  environmental conditions requiring remediation at the Rhode Island site.

      Bairnco  became a  wholly-owned  subsidiary of WHX in April 2007.  Initial financing  to fund the tender  offer to acquire  Bairnco  was  provided by Steel through two credit  facilities,  the Bridge Loan Agreement and the  Subordinated
Loan Agreement,  in the  approximate  aggregate  amount of $101.4  million.  The availability  under the Bairnco  revolving credit facility on September 30, 2007 was approximately $12.6 million. See previous section-" Bairnco Acquisition" for a complete description of these facilities.

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
("Arlon Signtech"),  Kasco Corporation  ("Kasco"),  and Southern Saw Acquisition
Corporation  ("Southern  Saw," and together  with each of Arlon,  Arlon  Viscor,
Arlon  Signtech  and Kasco,  the  "Borrowers")  and Wells Fargo  Foothill,  Inc.
("Wells  Fargo"),  as the  arranger  and  administrative  agent for the  lenders thereunder, (ii) a Credit Agreement, dated as of July 17, 2007 (the "Second Lien
Credit  Agreement"),  by and among Bairnco,  each of the  Borrowers,  and Ableco

Finance LLC ("Ableco"), as administrative agent for the lenders thereunder,  and
(iii) an Amended and Restated Credit  Agreement,  dated as of July 17, 2007 (the
"Subordinated  Debt  Credit  Agreement"),  by and  among  Bairnco,  each  of the
Borrowers and Steel as lender. The Subordinated Debt Credit Agreement amends and restates the Bridge Loan Agreement.

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

      In addition to the obligations  under the current credit  facilities,  the
Company also has significant cash flow obligations, including without limitation the amounts  due to the WHX Pension  Plan (as amended by the IRS Waiver and PBGC
Settlement  Agreement  entered into December 28, 2006). As a result of the $13.0 million  contribution  to the WHX Pension Plan in September 2007,  however,  the
Company's  required  contributions  to the WHX  Pension  Plan over the next five years are expected to decline,  and the Company believes that the full amount of the IRS Waiver has been repaid.  Subject to the PBGC's confirmation that the IRS
Waiver amount has been paid in full, the  subordinate  liens granted to the PBGC shall be  terminated.  The Company  continues  to examine all of its options and
strategies,   including   acquisitions,   divestitures,   and  other   corporate
transactions,   to  increase  cash  flow  and  stockholder  value,  as  well  as considering the reduction of certain discretionary  expenses and sale of certain non-core  assets.  The  Company  intends  to  refinance  the H&H  debt  prior to maturity. There can be no assurance that the funds available from operations and under the Company's  credit  facilities  will be sufficient to fund debt service costs,  working capital demands,  pension plan contributions,  and environmental remediation  costs,  or that  the  Company  will be able to  obtain  replacement financing at commercially reasonable terms upon the expiration of the H&H credit facilities in June 2008.  The Company's  inability to generate  sufficient  cash flows  from  its  operations  or to  refinance  the  H&H  debt  on  commercially reasonable terms could impair the liquidity of H&H and WHX, and will likely have a material adverse effect on H&H's business,  financial condition and results of operations,  and could raise  substantial doubt that H&H and WHX will be able to continue to operate.

      On October 18, 2007,  the Company filed a  registration  statement on Form
S-1 with  the  Securities  and  Exchange  Commission  (the  "SEC")  for a rights offering to its existing stockholders.  The rights offering will be made through the distribution of  non-transferable  subscription rights to purchase shares of the Company's common stock,  par value $0.01 per share, at a subscription  price to be determined.  Assuming the rights offering is fully subscribed, the Company will receive gross proceeds of approximately $170 million,  less expenses of the rights offering.  The Company intends to use the proceeds of the rights offering to redeem preferred stock issued by a wholly-owned subsidiary of the Company and to reduce its debt.

      The rights offering includes an  oversubscription  privilege which permits each rights holder,  that  exercises its rights in full, to purchase  additional shares of  common  stock  that  remain  unsubscribed  at the  expiration  of the offering. This oversubscription privilege is subject to (i) the availability and allocation of shares among persons  exercising this  oversubscription  privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without  endangering the availability of the Company's NOLs under Section 382 of the  Internal  Revenue  Code,  in each case as further  described  in the rights offering documents.

      Steel has  indicated  that it intends to exercise all of its rights and to oversubscribe  for the maximum number of shares it can oversubscribe for without
(i)  endangering  the  availability of the Company's NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding  shares of the Company's common stock.

      A registration  statement relating to these securities has been filed with the SEC but has not yet become effective.

      The  purpose  of the  rights  offering  is to raise  equity  capital  in a cost-effective manner that gives all the Company's  stockholders the opportunity to participate.  The net proceeds will be used to redeem  preferred stock issued by a subsidiary of WHX and held by Steel,  to repay WHX  indebtedness  to Steel, and to repay a portion of the indebtedness of certain wholly-owned  subsidiaries of WHX to Steel and to their other lenders.

      We do not anticipate that we will have any additional sources of cash flow other than (i) as described above, (ii) from operations,  (iii) from the sale of non-core assets, (iv) from the refinancing of our debt and (v) from the proceeds of the stock  rights  offering.  In  addition,  the proceeds of the stock rights offering  are  expected  to be used to  redeem  preferred  stock  and to  retire indebtedness,  and  accordingly  will not be  available  for  general  corporate purposes.  If we fail  to  refinance  our  debt  and  have a  successful  rights offering,  we will likely face substantial liquidity problems and our ability to operate could be adversely affected.

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

ITEM 4.  CONTROLS AND PROCEDURES

      EVALUATION  OF  DISCLOSURE  CONTROLS AND  PROCEDURES.  As required by Rule
13a-15(b) under the Securities Exchange Act of 1934, as amended,  (the "Exchange
Act")  we  conducted  an  evaluation   under  the   supervision   and  with  the
participation of our management,  including the Chief Executive  Officer and the
Chief Financial  Officer,  of the  effectiveness of our disclosure  controls and procedures  as of the end of the period  covered by this  report.  Based on that evaluation we identified certain material  weaknesses in our disclosure controls and procedures  (discussed below), and the Chief Executive Officer and the Chief
Financial  Officer  concluded  that as of  September  30, 2007,  our  disclosure controls and  procedures  were not  effective in ensuring  that all  information required to be  disclosed  in reports  that we file or submit under the Exchange
Act is recorded,  processed,  summarized  and  reported  within the time periods specified in the SEC rules and forms and that such  information  is  accumulated and  communicated to our management,  including our Chief Executive  Officer and
Chief  Financial  Officer,  in a manner that allows timely  decisions  regarding required disclosure.

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

      A material  weakness is a control  deficiency,  or  combination of control deficiencies  that  results  in more than a remote  likelihood  that a  material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2007 we have concluded that the Company did not maintain  effective  disclosure  controls and  procedures  due to the  following material weaknesses:

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

      These  weaknesses  could result in  conditions  that would cause  material adjustments  to the  financial  statements  for the three and nine month periods ended September 30, 2007 including:  the application of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived  Assets",  the  completeness of the
Company's  environmental  remediation  reserves,  treatment  of the Rabbi trust, capitalization of leases,  revenue recognition,  and differences between foreign and US GAAP as it applies to certain international subsidiaries.

      As disclosed herein,  the Bairnco  Acquisition was completed in April 2007 when  Bairnco  became a  wholly-owned  subsidiary  of WHX. The Company is in the process of evaluating  its disclosure  controls and  procedures  with respect to
Bairnco and its subsidiaries.  In light of Bairnco's recent acquisition,  at the present  time  the  Company  is  not  able  to  reach  a  conclusion  as to  the effectiveness of its disclosure  controls and procedures with respect to Bairnco and its  subsidiaries,  and the Company's  evaluation  described  above excluded
Bairnco's  business  units'  assessment  of the  effectiveness  of the  internal controls over financial reporting.

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

o     The   engagement  of  a  third  party  resource  to  support  our  review, documentation  and testing of the  effectiveness  of our internal  control
      over  financial   reporting  under  the  Section  404  provisions  of  the
      Sarbanes-Oxley Act of 2002 ("SOX"); and

o     Reviewing and modifying the nature and scope of internal audit activities.

      Management will consider the design and operating  effectiveness  of these actions and will make additional  changes it determines  appropriate.  We cannot assure you that the measures we have taken,  or will take,  to  remediate  these material  weaknesses  will  be  effective  or that  we  will  be  successful  in implementing  them before  December 31, 2007 or December 31, 2008,  the dates on which  the  Company  and its  independent  registered  public  accounting  firm, respectively,  must first report on the  effectiveness  of our internal  control over financial reporting under the Section 404 provisions of SOX.

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

PART II  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Information in this Item 1 is  incorporated  by reference to Part I, Notes
to   Condensed    Consolidated    Financial   Statements    (unaudited),    Note
13-Contingencies-Legal Proceedings, of this report.

ITEM 1A.    RISK FACTORS

      Please see "Risk Factors" from the WHX Registration  Statement on Form S-1 filed on  October  18,  2007,  a copy of such Risk  Factors  attached  hereto as
Exhibit 99.1.

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
         of 2002.

      *  Exhibit 32 Certification of Principal  Executive  Officer and Principal
         Financial  Officer  pursuant  to Rule  13a-14(b)  or  15d-14(b)  of the
         Securities Act of 1934, as amended,  as adopted pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 and  Section  1350 of Chapter 63 of
         Title 18 of United States Code.

      *  Exhibit 99.1 Risk Factors contained in WHX  Corporation's  Registration
         Statement on Form S-1 filed on October 18, 2007.

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

November 13, 2007

