Form 10-K
period 2007-12-31
WHX CORP
filed 2008-03-31
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐   TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 1-2394

WHX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3768097
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1133 Westchester Avenue	10604
White Plains, New York	(Zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code:  914-461-1350

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, $.01 par value

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2007 totaled approximately $42.2 million based on the then-closing stock price.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒    No ☐

On March 26, 2008, there were approximately 10,000,498 shares of common stock, par value $0.01 per share.

Item 1.      Business

The Company

WHX Corporation

WHX Corporation (“WHX”), the parent company, is a holding company that invests in and manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), which is a diversified manufacturing company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco Corporation (“Bairnco”).  Bairnco operates business units in three reportable segments: Arlon Electronic Materials (“Arlon EM”), Arlon Coated Materials (“Arlon CM”), and Kasco Replacement Products and Services (“Kasco”).  H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, shall be referred to herein as the “Company”.

Products and Product Mix

H&H Precious Metal Segment

H&H’s Precious Metal activities include the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating. The Company’s brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  The Company offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries.  H&H is also engaged in precision electroplating (often using gold, silver, palladium and various base metals) of electronic and electrical components primarily for use in the automotive industry. H&H’s profits from precious metal products are principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice in the industry, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value”, which includes the cost of base metals, labor, overhead, financing and profit.

H&H Tubing Segment

H&H manufactures a wide variety of steel tubing products.  The Stainless Steel Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow the Group to serve the petrochemical infrastructure and shipbuilding markets.   The Stainless Steel Tubing Group also produces products for use in the medical, semiconductor fabrication, aerospace and instrumentation industries.   The Specialty Tubing Group manufactures welded carbon steel tubing in straight lengths and coils with a primary focus on products for the refrigeration and automotive industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products for the appliance market by fabricating tubing into condensers for refrigerators and freezers.

H&H Engineered Materials Segment

The H&H Engineered Materials Segment supplies products to the construction and building industries. H&H manufactures fasteners and fastening systems for the commercial flat roofing industry.  Products are sold to building and roofing distributors and as private labels to roofing systems manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in log homes, landscaping, masonry, and wood decks.  H&H also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, H&H manufactures electro-galvanized steel products primarily for the construction industry.

Arlon Electronic Materials Segment

Arlon EM's principal products include high performance materials for the printed circuit board industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets.

Arlon supplies high technology materials to the printed circuit board (“PCB”) industry.  Arlon products are marketed principally to original equipment manufacturers (“OEMs”) and PCB manufacturers by a direct technical sales force, as well as distributors in the United States, and through distributors and manufacturer’s representatives in Europe, the Middle East, and Asia-Pacific, supported by direct technical sales specialists.  Arlon’s conventional laminates product line includes a wide variety of specialty polyimide and epoxy laminates and bonding films, as well as other high performance thermoset laminates.  These materials are used in demanding commercial and military market applications including high density interconnect, surface mount technology, heat sink bonding, semiconductor testing, wireless communications and microvia PCBs.  The microwave and radio frequency product area offers fluoropolymers (i.e. polytetrafluorethylene (“PTFE”)), ceramic-filled fluoropolymers, and other non-PTFE laminates that deliver the electrical performance needed in frequency-dependent circuit applications such as analog, digital and personal communication systems, high frequency military electronics, microwave antennas and base stations.  These products are supplied as copper-clad laminates with bonding plies or prepregs for production of multi-layer printed circuits.

Arlon also manufactures a line of silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.  Typical applications and products include: silicone bagging materials for producing composite parts; silicone insulating tapes for electric traction motor coil windings; insulation materials for industrial and commercial flexible heaters; silicone materials for high temperature hose and duct markets; insulating tape for medium and high voltage electrical splices and self-fusing tapes for a variety of industrial and commercial applications; as well as compliant, thermally or electrically conductive silicone film adhesives known as Thermabond™ for heat sink-bonding to printed circuit boards.

Arlon Coated Materials Segment

Arlon CM's principal products include adhesive coated cast and calendared vinyl films, cast vinyl fabric, custom-engineered laminates, and coated and laminated films, foils, foams and papers used in a broad range of industrial, consumer and commercial products.

Arlon specialty graphic films are marketed under the Arlon, Calon® and MII™ brand names and include cast and calendared vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems.  These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications.  Arlon also manufactures laminated vinyl fabrics for corporate identity programs.  These products are marketed under the Signtech® brand name and complement the Calon® specialty graphic films.

Arlon manufactures and markets custom-engineered laminates and coated products.  Typical applications include insulating foam tapes for thermopane windows, specialty flexible circuit materials, electrical insulation materials for motors and transformers, thermal insulation panels for appliances and cars, durable printing stock, transfer adhesives used in industrial assembly, and single and double-coated foam and film tapes and other custom engineered laminates for specific industrial applications.

Kasco Replacement Products and Services Segment

Kasco is a provider of meat-room products and maintenance services for the meat and deli departments of supermarkets; for restaurants; for meat and fish processing plants; and for distributors of electrical saws and cutting equipment throughout North America, Europe, Asia and South America.  These products and services include band saw blades for cutting meat and fish, band saw blades for cutting wood and metal, grinder plates and knives for grinding meat, repair and maintenance services for food equipment in retail grocery and restaurant operations, electrical saws and cutting machines, seasoning products, and other related butcher supply products.

Kasco’s products and services are sold under a number of brand names including Kasco Corporation and Atlanta Sharptech in the United States and Canada, Atlantic Service Co. in the United Kingdom and Canada, Bertram & Graf in Germany, and Biro France and EuroKasco in France.

Recent Developments

Acquisition of Bairnco

On April 12, 2007, WHX and Steel Partners II, L.P. (“Steel Partners”), which beneficially owns approximately 50.3% of WHX’s outstanding common stock, entered into a Stock Purchase Agreement whereby WHX acquired Steel Partners’ entire interest in BZ Acquisition Corp. (“BZA”), a wholly owned subsidiary of Steel Partners for $10.00.  BZA was the acquisition subsidiary in a tender offer to acquire up to all of the outstanding stock of Bairnco for $13.50 per share in cash.  WHX also agreed to reimburse all reasonable fees and expenses incurred by Steel Partners in connection with the Offer and the Merger (each as defined below).

On February 23, 2007, Steel Partners, BZA and Bairnco entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which BZA amended its tender offer to acquire all of the outstanding common shares of Bairnco at a price of $13.50 per share in cash (the “Offer”).  On April 13, 2007, upon the expiration of the Offer pursuant to the Merger Agreement, BZA acquired approximately 88.9% of the outstanding common stock of Bairnco.

Pursuant to the Merger Agreement, on April 24, 2007, BZA merged with and into Bairnco with Bairnco continuing as the surviving corporation as a wholly owned subsidiary of WHX (the “Merger”).  At the effective time of the Merger, each Bairnco common share then outstanding (other than shares owned by BZA or its direct parent entity, shares owned by Bairnco as treasury stock and shares held by stockholders who properly exercised their appraisal rights) was automatically converted into the right to receive $13.50 per share in cash without interest and subject to applicable withholding taxes.  The proceeds required to fund the closing of the Offer and the resulting Merger and to pay related fees and expenses were approximately $101.5 million.  In connection with the closing of the Offer, initial financing was provided by Steel Partners through two credit facilities.  One of the initial financing facilities was refinanced on July 18, 2007.

We refer to the Offer and the Merger as the “Bairnco Acquisition”.   WHX believes that the Bairnco Acquisition will be beneficial because of Bairnco’s strong positions in its three business segments, and that Bairnco’s plant level operations, profit margins and working capital can be improved.

Other Events

On October 18, 2007, WHX filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for a rights offering to its existing stockholders, and subsequently filed amendments thereto dated November 30, 2007 and December 21, 2007.  The rights offering will be made through the distribution of non-transferable subscription rights to purchase shares of WHX’s common stock, par value $0.01 per share, at a subscription price to be determined.  Assuming the rights offering is fully subscribed, WHX could receive gross proceeds of approximately $200 million, less expenses of the rights offering.  The registration statement has been subsequently amended but has not yet become effective.

The rights offering includes an oversubscription privilege which permits each rights holder, that exercises its rights in full, to purchase additional shares of common stock that remain unsubscribed at the expiration of the offering.  This oversubscription privilege is subject to (i) the availability and allocation of shares among persons exercising this oversubscription privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without endangering the availability of the Company’s net operating loss carry forwards (“NOLs”) under Section 382 of the Internal Revenue Code, in each case as further described in the rights offering documents.

Steel Partners has indicated that it intends to exercise all of its rights and to oversubscribe for the maximum number of shares it can oversubscribe for without (i) endangering the availability of the Company’s NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding shares of WHX’s common stock.

The purpose of this rights offering is to raise equity capital in a cost-effective manner that gives all WHX’s stockholders the opportunity to participate.  The net proceeds will be used to (i) make partial payments to certain senior lenders to certain wholly-owned subsidiaries of WHX and/or to contribute to the working capital of such subsidiaries, (ii) redeem preferred stock which is held by Steel Partners, and was issued by a wholly-owned subsidiary of WHX, (iii) to purchase shares of common stock of CoSine Communications, Inc. from Steel Partners, (iv) to repay WHX indebtedness to Steel Partners, and (v) to repay indebtedness of  wholly-owned subsidiaries of WHX to Steel Partners.

WHX has an agreement in principle with Steel Partners to acquire 2,631,384 shares of common stock of CoSine Communications, Inc. for an aggregate purchase price of approximately $5.9 million.  The transaction is anticipated to close immediately following the closing of the rights offering discussed above.

Business Strategy

Our business strategy is to enhance the growth and profitability of H&H and Bairnco and to build upon the strengths of certain of H&H and Bairnco’s businesses through internal growth and strategic acquisitions.

We expect H&H to continue to focus on high margin products and innovative technology, while limiting its exposure to low margin, capital-intensive businesses.  As part of that strategy, in 2007 we sold certain assets of our Handy & Harman Electronic Materials Corporation subsidiary located in East Providence, Rhode Island, as well as certain assets and inventory located in Malaysia (collectively referred to as "HHEM"); in 2006 we closed the Norristown, Pennsylvania location (the “Norristown facility”) of H&H Tube Co. (“H&H Tube”), and in 2005, closed H&H’s wire and cable operations due to continuing operating losses, deteriorating margins and rising raw material costs experienced by these businesses.  H&H focuses on its materials engineering expertise to expand production of higher value-added products.  Bairnco is focusing each of its business units on lean manufacturing while at the same time continuing to invest in marketing and product development to grow new product and service revenues.

 We continue to evaluate the sale of non-core assets and certain underperforming businesses, as well as strategic acquisitions.  WHX has provided, and may provide from time to time in the future, information to interested parties regarding portions of its non-core assets and businesses for such purposes.

Customers

H&H is diversified across industrial markets and customers.  H&H sells to customers in the construction, electronics, telecommunications, home appliance OEM, transportation, utility, medical, semiconductor, aerospace and general manufacturing industries.  In 2007 and 2006 , no customer accounted for more than 5% of H&H’s sales.

Bairnco’s Arlon Em and Arlon CM segments sell to customers in a broad range of industries where material performance is critical to the success of the end application, including military electronics, medical and aerospace technologies, telecommunications, automotive and semiconductor markets, railroad and aviation markets, and the signage industry.  Bairnco’s Kasco segment provides meat-room products and maintenance services for the food industry.  No customer of Bairnco accounted for more than 5% of its sales during 2007 or 2006, respectively.

No customer accounted for more than 5% of consolidated sales for 2007or 2006, respectively.

Foreign Revenues

The following table presents revenue for the years ended December 31.

	Revenue
	2007	2006	2005
	(in thousands)

United States	$562,562	$417,866	$371,216
Foreign	75,304	43,097	32,599

	$637,866	$460,963	$403,815

Foreign revenue is based on the country in which the legal subsidiary is domiciled.

Raw Materials

H&H

The raw materials used by H&H in its Precious Metal operations consist principally of silver, gold, copper, zinc, nickel, tin, and the platinum group metals in various forms.  H&H purchases its precious metal at market prices from primary producers, bullion dealers, or in the form of scrap.  The prices of silver, gold, and palladium are subject to fluctuations and are expected to continue to be affected by world market conditions.  Nonetheless, H&H has not experienced any significant problem in obtaining the necessary quantities of raw materials.  To the extent that supplier or customer metals are used by H&H, the amount of inventory which H&H owns is generally reduced.  Precious metal raw materials are readily available from several sources.  Precious metals are purchased in quantities commensurate with customer orders.

The raw materials used by H&H in its non-precious metal operations consist principally of stainless, galvanized, and carbon steel, nickel alloys, a variety of high-performance alloys, and various plastic compositions.  H&H purchases all such raw materials at open market prices from domestic and foreign suppliers.  H&H has not experienced any significant problem in obtaining the necessary quantities of raw materials.  Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies.  The raw materials used by H&H in its non-precious metal operations are generally readily available from more than one source.

Bairnco

The essential raw materials used in Arlon EM and Arlon CM segments are silicone rubber, fiberglass cloth, pigments, copper foil, aluminum and Alloy 600 foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, Teflon™ or PTFE resin, polyimide resin, epoxy resins, other thermoset resins, as well as, various chemicals.  Generally, these materials are each available from several qualified suppliers.  There are, however, several raw materials used in products that are purchased from chemical companies that are proprietary in nature.  Other raw materials are purchased from a single approved vendor on a “sole source” basis, although alternative sources could be developed in the future if necessary.  However, the qualification procedure can take several months or longer and could therefore interrupt production if the primary raw material source became unexpectedly unavailable.  Current suppliers are located in the United States, Asia, and Europe.

Regarding the Kasco segment, high quality carbon steel and stainless steel are the principal raw materials used in the manufacture of band saw blades; they are purchased from multiple domestic and international suppliers.  Tool steel is utilized in manufacturing meat grinder plates and knives and is purchased from qualified suppliers located in the United States, Europe and Japan.  Equipment, replacement parts, and supplies are purchased from a number of manufacturers and distributors in Asia, the United States, and Europe.  In France and Canada, certain specialty equipment and other items used in the supermarket industry and in the food processing industry are purchased and resold under exclusive distributorship agreements with the equipment manufacturers.  All of the raw materials and purchased products utilized by this segment have been readily available throughout this last year.

Capital Investments

The Company believes that its business segments must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs, in order to remain competitive.  Accordingly, H&H’s business segments expect to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced, and broaden the array of products offered to the several markets H&H serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations.  H&H’s capital expenditures for 2007, 2006 and 2005 for continuing operations were $7.1 million, $7.7 million and $20.4 million, respectively.  A major capital project in 2005 and 2006 consisted of establishing a carbon tubing facility for the refrigeration and automotive markets in Mexico.  Approximately $10.0 million of the 2005 exepnditures related to a plant expansion at H&H’s fastener facility in Agawam, MA.  The level of capital expenditure in 2007 and prior were needed to expand and maintain productive capacity, improve productivity and upgrade selected facilities to meet competitive requirements and maintain compliance with environmental health and safety laws and regulations.  H&H anticipates funding its capital expenditures in 2007 from funds generated by operations and borrowed funds.  H&H anticipates its capital expenditures will approximate depreciation, on average, and may approximate between $10 to $12 million per year for the next few years.

Bairnco made capital expenditures of $3.1 million during the period from the acquisition date, April 13, 2007, through December 31, 2007 ($4.9 million for the full year 2007), $8.7 million in 2006 and $7.3 million in 2005.  The capital expenditures were focused on equipment replacements, expenditures associated with a new China manufacturing facility, and the implementation of Bairnco’s new information systems software.  Total capital expenditures are expected to be less than depreciation over the next three years, and may approximate between $4.0 and $7.0 million per year.  These capital expenditures are associated with ongoing cost reduction initiatives and necessary equipment replacements.

Energy Requirements

H&H and Bairnco both require significant amounts of electricity and natural gas to operate their facilities and are subject to price changes in these commodities.  A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employment

As of December 31, 2007, the Company employed 2,552 employees worldwide.  Of these employees, 593 were office employees, 676 were covered by collective bargaining agreements and 1,283 were non-union operating employees.

Competition

There are many companies, both domestic and foreign, which manufacture tubing products, and other specially engineered products of the type H&H manufactures.  There are also a number of competitors in each of the classes of precious metal products we sell.  Some of these competitors are larger than we are and have financial resources greater than we do.  Some of these competitors enjoy certain other competitive advantages, including greater name recognition; greater financial, technical, marketing and other resources; a larger installed base of customers; and well-established relationships with current and potential customers.  Competition is based on quality, technology, service, and price and in some industries, new product introduction, each of which is important.

There are numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Company’s Arlon EM segment and CM segment.

Competition for Arlon’s products varies by product line and type of customer.  Competition for established lines is usually based on one or more elements such as specification position, lead time, price, product performance, or technical support and customer service.  It may also be based on the ability to service emerging technologies through the custom design of new products, or redesign of existing products, as well as the development of materials for new applications.  As an example, for some high performance materials sold to the printed circuit board industry, the consistent technical performance of the materials supplied in excess of specified standards can be the critical competitive element.  In addition, Arlon sells a significant portion of its circuit board materials into the Far East and European markets where local producers of similar materials have a competitive advantage related to their geographic location.

Since 2000, the market environment for Kasco has been difficult due to market contraction through retail consolidation and the industry’s shift to “Case Ready” meat product offerings.  Kasco has responded by diversifying into repair and maintenance services for the food service and retail grocery industries, and by globally sourcing and effectively distributing high quality and competitively priced butcher supplies and equipment.  During 2007, Kasco completed the integration of Kasco and Atlanta SharpTech (which business it acquired in late 2006), and continued to diversify and expand its repair services business and butcher supplies distribution business.

Distribution

The businesses comprising the Company’s Precious Metal segment distribute their products directly to customers through Company sales personnel, although certain products are distributed through independent distributors throughout the United States and Canada.  The products manufactured by the Company’s Tubing segment are principally sold directly to customers through Company sales personnel and the remainder is sold through manufacturers’ representatives and distributors.  Most of the Company’s products comprising the Engineered Materials segment are sold directly to customers through Company sales personnel and the remaining sales are made by agents and manufacturers’ representatives.

Arlon EM and Arlon CM products are marketed by Company sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, the Far East and several other international markets.  Kasco has a distribution network that reaches over 30,000 retail grocery stores, restaurants, delis, equipment distributors, and processing plants in the US, Canada, Europe, South America and Asia.  Kasco’s distribution network is made up of corporate-direct salesmen, route salesmen, repair service technicians, and distributors who have knowledge of the local markets and the customer’s needs.

Patents and Trademarks

The Company owns patents and several registered trademarks under which certain of its products are sold.  In addition, the Company owns a number of US and foreign mechanical patents related to several of its products, as well as a number of design patents and registered trademarks.  The Company does not believe that the loss of any or all of these trademarks would have a material adverse effect on its businesses.  The Company’s material patents have durations ranging from 16 to 22 years, with expiration dates occurring in 2009 through 2025.

Prior Operations

WHX’s other business through August 1, 2003, consisted of Wheeling-Pittsburgh Corporation (“WPC”) and six of its subsidiaries including Wheeling-Pittsburgh Steel Corporation (“WPSC”), a vertically integrated manufacturer of value-added and flat rolled steel products.  WPSC, together with WPC and its other subsidiaries shall be referred to herein as the “WPC Group.”  In 2000, the WPC Group filed petitions for relief under Chapter 11 of the Bankruptcy Code, and emerged from bankruptcy on August 1, 2003.  Pursuant to the terms of the WPC Plan of Reorganization, the WPC Group ceased to be a subsidiary of WHX effective August 1, 2003, and from that date forward has been an independent company.  However, the Company continues to have certain obligations related to WPC as it relates to the WHX Pension Plan.  See Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations--Obligations”.

Item 1A.     Risk Factors

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, forward-looking statements under the headings “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”  These statements appear in a number of places in this Report and include statements regarding the Company’s intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, and (iii) the impact of competition.  The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information.

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

Factors that could cause the actual results of the Company in future periods to differ materially include, but are not limited to, the following:

Risks Relating to our Financial Condition and Recently Completed Reorganization

We Have a History of Losses and Substantial Indebtedness and Cash Flow Obligations.  We Cannot Assure You that We Will Achieve Profitability in 2008.

We have incurred significant losses and negative cash flows from operations in recent years.  The Company incurred net losses of $20.8 million and $18.2 million for the years ended December 31, 2007 and 2006, respectively, and had negative net cash used in operating activities of $2.8 million and $17.7 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, the Company has an accumulated deficit of $434.1 million.

 As of December 31, 2007, WHX and its unrestricted subsidiaries had cash of approximately $0.7 million and current liabilities of approximately $7.3 million, including $5.8 million of mandatorily redeemable preferred shares plus accrued dividends payable to a related party.  WHX is a holding company and we have as our sole source of cash flow, distributions from our operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX (with the exception of (i) an unsecured loan for required payments to the defined benefit pension plan sponsored by WHX (the “WHX Pension Plan”), (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $7.0 million, of which $3.4 million has already been distributed, (iii) the loan, distribution or other advance of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $3.2 million has already been distributed, and (iv) up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan, which contribution of $13.0 million was made on September 12, 2007.  H&H’s credit facilities are collateralized by substantially all of H&H’s assets and contain affirmative, negative, and financial covenants (including, EBITDA shall not be less than $30.0 million, the Senior Leverage Ratio shall not be greater than 4.125:1.0, and Capital Expenditures shall not be made in excess of $12.0 million in any 12 month period, as such terms are defined therein).  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco.  WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying administrative costs.

H&H’s availability under its credit facilities as of December 31, 2007 was approximately $12.3 million, and as of December 31, 2006, was approximately $19.1 million.  As of February 29, 2008, H&H’s availability under its credit facilities was approximately $18.6 million. H&H and Bairnco have not been in compliance with certain of their bank covenants and have been required to obtain waivers from their lenders related to such covenants.  Following the receipt of such waivers, the Company was in compliance.

On January 22, 2008, H&H and certain of H&H's subsidiaries amended the Loan and Security Agreement with Wachovia Bank, National Association (the "Wachovia Facilities"), effective as of January 11, 2008 to, among other things, (i) provide for a temporary reduction in the reserves required under Wachovia Facilities from $2,500,000 to $1,000,000 until April 15, 2008, and (ii) revise the criteria of Foreign Accounts to be included in the calculation of Eligible Accounts, as defined thereunder. On February 14, 2008, H&H and certain of its subsidiaries amended the Wachovia Facilities and its Loan and Security Agreement with Steel Partners (the "Term B Loan"). Each of these agreements was amended to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of the Term B Loan in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of a WHX rights offering, less $5 million which shall be used to pay down the revolver under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of that certain Security Agreement by H&H in favor of Ableco Finance LLC ("Ableco") (the "H&H Security Agreement") and that certain Limited Continuing Guaranty by H&H in Favor of Ableco (the "H&H Guaranty"), and (v) amend applicable interest rates. In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4,000,000 to H&H and its subsidiaries.

In connection with the Bairnco Acquisition, initial financing was provided by Steel Partners through two credit facilities.  Steel Partners extended to BZA bridge loans in the aggregate principal amount of approximately $86.5 million pursuant to a Loan and Security Agreement (the “Bridge Loan Agreement”), between BZA and Bairnco, as borrowers, and Steel Partners, as lender.  In addition, Steel Partners extended to WHX a $15.0 million subordinated loan, which is unsecured at the WHX level, pursuant to a Subordinated Loan and Security Agreement, dated as of April 17, 2007 (the “Subordinated Loan Agreement”) between WHX, as borrower, and Steel Partners, as lender.  WHX contributed the $15.0 million proceeds of the subordinated loan to BZA as a capital contribution.

On July 18, 2007, Bairnco and certain of its subsidiaries entered into (i) a Credit Agreement (the “First Lien Credit Agreement”) with Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent thereunder which provides for a revolving credit facility to the borrowers thereunder in an aggregate principal amount not to exceed $30.0 million and a term loan facility of $28.0 million, (ii) a Credit Agreement (the “Second Lien Credit Agreement”) with Ableco, as administrative agent thereunder which provides for a term loan facility to the borrowers thereunder of $48.0 million, and (iii) an Amended and Restated Credit Agreement (the “Subordinated Debt Credit Agreement”) with Steel Partners as lender providing for a term loan of approximately $31.8 million, and completed the refinancing of: (A) all existing indebtedness of Bairnco and its subsidiaries under its senior secured credit facility dated as of November 9, 2006 with Bank of America, N.A. (the “Bairnco Senior Secured Credit Facility”), and (B) approximately $56.7 million of the indebtedness under the Bridge Loan Agreement.  The Subordinated Debt Credit Agreement amended and restated the Bridge Loan Agreement.  The scheduled maturity date of the indebtedness under each of the First Lien Credit Agreement and the Second Lien Credit Agreement is July 17, 2012, and the scheduled maturity date under the Subordinated Debt Credit Agreement is January 17, 2013.  The First Lien Credit Agreement and Second Lien Credit Agreement contain affirmative, negative, and financial covenants (including, for the applicable periods set forth therein, permitting trailing twelve months (“TTM”) EBITDA to be less than $14.0 million to $18.0 million, having a Leverage Ratio of more than 6.74:1.0 to 5.0:1.0, having a Fixed Charge Coverage Ratio of less than 0.75:1.0 to 1.0:1.0 and making Capital Expenditures in excess of $9.0 million in any fiscal year, as such terms are defined therein).  The Subordinated Debt Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions.

Bairnco’s availability under its credit facilities as of December 31, 2007 was approximately $5.3 million, and as of February 29, 2008, was approximately $6.1 million. On February 14, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to, among other things, reset the levels of certain financial covenants. The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty. In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the WHX rights offering by March 31, 2008 in Bairnco and for such proceeds to be used to prepay at least $10 million under the Wells Fargo term loan, (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $1 0 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.

In recent years, WHX experienced liquidity issues.  On March 7, 2005, WHX filed a voluntary petition (the “Bankruptcy Filing”) to reorganize under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  WHX continued to operate its business and own and manage its properties as a debtor-in-possession (the “Debtor”) under the jurisdiction of the bankruptcy court until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

Since WHX emerged from bankruptcy, due to covenant restrictions in H&H and Bairnco’s respective credit facilities, there have been no dividends from H&H or Bairnco to WHX and WHX’s sources of cash flow have consisted of:

•	The issuance of $5.1 million in preferred stock by a newly created subsidiary in October 2005, which was invested in the equity of a public company (CoSine Communications Inc.);
•
Partial payment by H&H of a subordinated debt to WHX of $9.0 million, which required the approval of the banks participating in the H&H credit facilities.  Subsequent to this transaction in 2006, the remaining intercompany loan balance of the subordinated debt of $44.2 million was converted to equity;

•
As permitted by a March 29, 2007 amendment and waiver to the H&H credit facilities, an unsecured loan from H&H for required payments to the WHX Pension Plan, and an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million (subsequently amended on February 14, 2008 to $7.0 million), of which approximately $3.4 million has already been distributed;

•	A $15.0 million subordinated loan from Steel Partners pursuant to the Subordinated Loan Agreement which WHX used to fund a capital contribution to BZA to finance in part the Bairnco Acquisition;
•
As permitted by a July 27, 2007 amendment to the H&H credit facilities, an unsecured loan, distribution or other advance from H&H to WHX of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $3.2 million has already been distributed; and

•
As permitted by a September 10, 2007 amendment to the H&H credit facilities, an unsecured loan from H&H of $13.0 million which was used by WHX to make a payment to the WHX Pension Plan on September 12, 2007.

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of non-core assets, and (iv)  from the proceeds of the proposed rights offering.  In addition, the proceeds of the proposed rights offering are expected to be used to redeem preferred stock and to retire indebtedness, and accordingly will not be available for general corporate purposes, except that $5 million of which shall be used to pay down the revolver under the Wachovia Facilities pursuant to the February 14, 2008 amendment to H&H’s credit facilities.

We Sponsor a Defined Benefit Pension Plan Which Could Subject Us to Substantial Cash Funding Requirements in the Future.

On September 15, 2006, WHX was required to make a minimum contribution to the WHX Pension Plan for the 2005 plan year in the amount of $15.5 million.  However, we did not make that contribution due to liquidity issues.  We applied to the Internal Revenue Service (“IRS”) for a funding waiver for the 2005 plan year, and on December 20, 2006, the IRS granted a conditional waiver of the minimum funding requirements for the 2005 plan year (the “IRS Waiver”) in accordance with section 412 (d) of the Internal Revenue Code and section 303 of the Employee Retirement Income and Security Act of 1974, as amended (“ERISA”).  On December 28, 2006, WHX, H&H, and the Pension Benefit Guaranty Corporation (the “PBGC”) entered into a settlement agreement (the “PBGC Settlement Agreement”) in connection with the IRS Waiver and certain other matters.  The IRS Waiver is subject to certain conditions, including a requirement that we meet the minimum funding requirements for the WHX Pension Plan for the plan years ending December 31, 2006 through 2010, without applying for a waiver of such requirements.  The PBGC Settlement Agreement and related agreements include the following: (i) the amortization of the waived amount of $15.5 million (the “Waiver Amount”) over a period of five years, (ii) the PBGC’s consent to increase borrowings under H&H’s senior credit facility to $125 million in connection with the closing of an acquisition (iii) the resolution of any potential issues under Section 4062(e) of ERISA, in connection with the cessation of operations at certain facilities owned by WHX, H&H or their subsidiaries, and (iv) the granting to the PBGC of subordinate liens on the assets of H&H and its subsidiaries, and specified assets of WHX, to collateralize WHX’s obligation to pay the Waiver Amount to the WHX Pension Plan and to make certain payments to the WHX Pension Plan in the event of its termination.  Payments made during 2006 and 2007 totaled $13.1 million and $21.6 million, respectively.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, our required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.  Our expected minimum funding requirements for the WHX pension plan are $0.0, $2.5 million, $2.7 million, $0.8 million and $0.0 for 2008, 2009, 2010, 2011 and 2012, respectively.  All minimum funding requirement calculations reflect the Pension Protection Act of 2006 as well as all other relevant rules.  In addition, the Company entered into an agreement with the PBGC on July 24, 2003 in which, among other things, WHX agreed that it will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.  Please see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Cash Flow and Commitments—Other Obligations—Pension Plan Contingency Arising from the WPC Group Bankruptcy.”

Our pension benefit costs are valued annually.  Inherent in these valuations are assumptions including discount rates and expected long-term rates of return on plan assets.  Material changes in our pension costs may occur in the future due to changes in market conditions not consistent with the assumptions, changes in assumptions, or other changes such as a plan termination, in which case there may be additional claims related to payment for unfunded liabilities.

If We Are Unable to Access Funds Generated by Our Subsidiaries We May Not Be Able to Meet Our Financial Obligations.

Because we are a holding company that conducts our operations through our subsidiaries, we depend on those entities for dividends, distributions and other payments to generate the funds necessary to meet our financial obligations.  Failure by one of our subsidiaries to generate cash flow and obtain refinancing of its debt, on terms which would permit dividends, distributions or other payments to WHX, will likely have a material adverse effect on our business, financial condition and results of operations.  As previously described, due to covenant restrictions in H&H and Bairnco’s respective credit facilities, there have been no dividends from H&H or Bairnco to WHX, and WHX’s sources of cash have been extremely limited.

Risks Relating to Our Business

In Many Cases, Our Competitors Are Larger Than Us and Have Manufacturing and Financial Resources Greater Than We Do, Which May Have a Negative Impact on Our Business, Operating Results or Financial Condition.

There are many companies, both domestic and foreign, which manufacture products of the type we manufacture.  Some of these competitors are larger than we are and have financial resources greater than we do.  Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers, and well-established relationships with current and potential customers.  Competition is based on quality, technology, service, and price and in some industries, new product introduction, each of which is of equal importance.  We may not be able to compete successfully and competition may have a negative impact on our business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing our revenues and profits.

In our served markets, we compete against large private and public companies.  This results in intense competition in a number of markets in which we operate.  In addition, the ongoing move of our customer base in the Arlon EM segment to low cost China manufacturing reduces pricing and increases competition.  Significant competition could in turn lead to lower prices, lower levels of shipments and/or higher costs in some markets that could have a negative effect on our results of operations.

Our Profitability May Be Adversely Affected by Fluctuations in the Cost of Raw Materials.

We are exposed to market risk and price fluctuation related to the purchase of natural gas, electricity, precious metal, steel products and certain non-ferrous metals used as raw materials.  Our results of operations may be adversely affected during periods in which either the prices of such commodities are unusually high or their availability is restricted.  In addition, we hold precious metal positions that are subject to market fluctuations.  Precious metal inventory is included in inventory using the last-in, first-out method of inventory accounting.  We enter into forward or future contracts with major financial institutions to reduce the economic risk of price fluctuations.

Some of Our Raw Materials Are Available From a Limited Number of Suppliers.   There Can Be No Assurance that the Production of These Raw Materials Will Be Readily Available.

Several raw materials used in Bairnco’s products are purchased from chemical companies that are proprietary in nature.  Other raw materials are purchased from a single approved vendor on a “sole source” basis.  Although alternative sources could be developed in the future if necessary, the qualification procedure can take several months or longer and could therefore interrupt the production of our products and services if the primary raw material source became unexpectedly unavailable.

Our Business Is Subject to General Economic Conditions.

We operate in a wide range of manufacturing businesses that serve customers in the construction, electric, electronic, home appliance OEM, automotive, refrigeration, utility, telecommunications, medical and energy related industries.  As a result, our results of operations tend not to be disproportionately affected by any one industry or segment, but tend to be affected by general economic conditions and other factors worldwide, including fluctuations in interest rates, customer demand, labor costs and other factors beyond its control.  The demand for our customers’ products and, therefore, our products, is directly affected by such fluctuations.

The Loss of Any of Our Major Customers Could Adversely Affect Our Revenues and Financial Health.

While no single customer accounted for more than 5% of net sales in 2007, H&H’s 15 largest customers accounted for approximately 35% of H&H’s consolidated net sales.  In 2007, Bairnco’s 15 largest customers accounted for approximately 17% of Bairnco’s consolidated net sales. Together, the 15 largest customers accounted for approximately 25% of consolidated WHX net sales. If we were to lose any of our relationships with these customers, revenues and profitability could fall significantly.

Our Business Strategy Includes Selective Acquisitions and Acquisitions Entail Numerous Risks.

Our business strategy includes, among other things, strategic and selective acquisitions.  This element of our strategy entails several risks, including the diversion of management’s attention from other business concerns, whether or not we are successful in finding acquisitions, and the need to finance such acquisitions with additional equity and/or debt.

In addition, once found, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses; negative effects on existing business relationships with suppliers and customers and losing key employees of the acquired businesses.

Our Competitive Advantage Could Be Reduced if Our Intellectual Property or Related Proprietary Manufacturing Processes Become Known by Our Competitors or if Technological Changes Reduce Our Customers’ Need for Our Products.

We own a number of trademarks and patents (in the United States and other jurisdictions) on our products and related proprietary manufacturing processes.  In addition to trademark and patent protection, we rely on trade secrets, proprietary know-how and technological advances that we seek to protect.  If our intellectual property is not properly protected by us or is independently discovered by others or otherwise becomes known, our protection against competitive products could be diminished.

We Could Incur Significant Costs, Including Remediation Costs, as a Result of Complying With Environmental Laws.

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment.  We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws.  We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances.  As of December 31, 2007, we have established a reserve totaling $7.8 million with respect to certain presently estimated environmental remediation costs.  This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs.  In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards.  Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to us.

Our Results of Operations May Be Negatively Affected by Variations in Interest Rates.

Our credit facilities are collateralized by accounts receivable, inventory, and property, plant and equipment.  These credit facilities are variable rate obligations, which expose us to interest rate risks.  A one percent (1%) change in interest rates on our variable outstanding debt obligations as of December 31, 2007 would increase or decrease interest expense by approximately $3.6 million on an annual basis.

Our Earnings Could Decrease if There Is A Decline in Governmental Funding for Military Operations.

If, as a result of a loss of funding or a significant cut in federal budgets, spending on military projects were to be reduced significantly, our earnings and cash flows related to the Arlon EM segment could be negatively affected.

Potential Supply Constraints and Significant Price Fluctuations of Electricity, Natural Gas and Other Petroleum Based Products Could Adversely Affect Our Business.

In our production and distribution processes, we consume significant amounts of electricity, natural gas, fuel and other petroleum-based commodities, including adhesives and other products.  The availability and pricing of these commodities are subject to market forces that are beyond our control.  Our suppliers contract separately for the purchase of such commodities and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors interrupting their availability.  Variability in the supply and prices of these commodities could materially affect our operating results from period to period and rising costs could erode our profitability.

Adverse Weather Could Materially Affect Our Results.

A significant portion of our business in the Kasco segment involves on-site delivery, service and repair.  In addition, a significant amount of our business in the Arlon CM segment is to the outdoor sign industry.  Inclement weather affects both our ability to produce and distribute our products and affects our customers’ short-term demand since their work also can be hampered by weather.  Therefore, our results can be negatively affected by inclement weather.  Severe weather such as hurricanes, tropical storms and earthquakes can damage our facilities, resulting in increased repair costs and business disruption.

A Failure to Manage Industry Consolidation Could Negatively Impact Our Profitability.

The industries within which we operate have experienced recent consolidations.  This trend tends to put more purchasing power in the hands of a few large customers who can dictate lower prices of our products.  Failure to effectively negotiate pricing agreements and implement on-going cost reduction projects can have a material negative impact on our profitability.

Our Future Success Depends Greatly Upon Attracting and Retaining Qualified Personnel.

A significant factor in our future profitability is our ability to attract, develop and retain qualified personnel.  Our success in attracting qualified personnel is affected by changing demographics of the available pool of workers with the training and skills necessary to fill the available positions, the impact on the labor supply due to general economic conditions, and our ability to offer competitive compensation and benefit packages.

Litigation Could Affect Our Profitability.

The nature of our businesses expose us to various litigation matters including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings.  We contest these matters vigorously and make insurance claims where appropriate.  However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation.  Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. As of December 31, 2007, we have accrued approximately $7.8 million for environmental remediation costs but have not made any accruals for other litigation matters.

Our Internal Controls Over Financial Reporting May Not Be Effective and Our Independent Auditors May Not Be Able to Certify as to Their Effectiveness, Which Could Have a Significant and Adverse Effect on Our Business and Reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission (the “SEC”) thereunder (which we refer to as Section 404) as of December 31, 2007.  Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting.  In the past, our management has identified ‘‘material weaknesses’’ in our internal controls over financial reporting, which we believe have been remediated.  However, any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements.

Section 404 also requires an independent registered public accounting firm to test the internal controls over financial reporting and report on the effectiveness of such controls.  In our annual report on Form 10-K for the fiscal year ended December 31, 2006, our independent auditor, Grant Thornton LLP (“GT”), an independent registered public accounting firm, was not required to express an opinion on our internal controls over financial reporting.  Prior to the Bairnco Acquisition, Bairnco’s independent auditor, also GT, issued a disclaimer of opinion on both management’s assessment and the effectiveness of Bairnco’s internal controls over financial reporting in their annual report on Form 10-K for the fiscal year ended December 31, 2006.  GT had determined that Bairnco’s management did not support its evaluation with sufficient evidence, including documentation, as a result of not extending its testing into the three months ended December 31, 2006. Because management’s process did not include sufficient evidence, including documentation, GT was unable to apply the procedures required to express an opinion on management's assessment and on the effectiveness of internal control over financial reporting.  In this same report, Bairnco did not have any material weaknesses identified in their internal controls over financial reporting. GT is not required to issue a report attesting to our internal controls over financial reporting until the year ended December 31, 2008.  There can be no assurance that GT will issue an unqualified report attesting to our internal controls over financial reporting at such time.  As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements or our financials statements could change.  We may also be required to incur costs to improve our internal control system and hire additional personnel.  This could negatively impact our results of operations.

Risk Relating to Our Ownership Structure

Warren G. Lichtenstein, Our Chairman, and Certain Other Officers and Directors, Through Their Affiliation with Steel Partners, Has the Ability to Exert Significant Influence Over Our Operations.

Warren G. Lichtenstein, our Chairman, as the sole managing member of the general partner of Steel Partners, is deemed to own beneficially the shares of our common stock owned by Steel Partners.  Steel Partners beneficially owns 5,029,793 shares of our common stock, representing approximately 50.3% of our outstanding common stock.  Mr. Lichtenstein, as sole managing member and the general partner of Steel Partners, has sole investment and voting control over the shares beneficially owned by Steel Partners and thus has the ability to exert significant influence over our policies and affairs, including the election of our Board of Directors and the approval of any action requiring a stockholder vote, such as amendments to our amended and restated certificate of incorporation and approving mergers or sales of substantially all of our assets, as well as matters where the interests of Mr.  Lichtenstein and Steel Partners may differ from the interests of our other stockholders in some respects.  In addition, employees of an affiliate of Steel Partners hold positions with WHX, including Glen M. Kassan as Chief Executive Officer and John J. Quicke as Vice President, and as directors, and Jack L. Howard and John H. McNamara Jr. as directors.  Mr. Quicke also serves as the President and Chief Executive Officer of Bairnco.

Factors Affecting the Value of Securities Issued Under the Plan of Reorganization

There Is No Established Market for Our Common Stock.

No established market exists for our common stock.  Our common stock is presently quoted on the over-the-counter “Pink Sheets”.  No assurance can be made that an active trading market will develop.  There can be no assurance as to the degree of price volatility in any market for our common stock that does develop.  Transfer restrictions contained in our charter to help preserve our NOLs will generally prevent any person from rapidly acquiring amounts of our common stock such that such person would hold 5% or more of our common stock, in each case for up to ten years after July 29, 2005, as specifically provided in our charter.  These transfer restrictions could hinder development of an active market for our common stock.

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

Item 2.      Properties

As of December 31, 2007, H&H had 17 active operating plants in the United States, Canada, Denmark, France, and Mexico, with a total area of approximately 1,260,000 square feet, including warehouse, office and laboratory space.  H&H also owns or leases sales, service and warehouse facilities at 6 other locations in the United States (which, with H&H’s general offices, have a total area of approximately 67,000 square feet) and owns 4 non-operating locations with a total area of approximately 267,000 square feet.  Manufacturing facilities of H&H are located in: Toronto, Canada; Camden, Delaware; Kolding, Denmark; Evansville and Indianapolis, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Danville, New Hampshire; Canastota, New York; Canfield, Ohio; Tulsa and Broken Arrow, Oklahoma; Cudahy, Wisconsin; Itasca, Illinois; Coahuila, Mexico and Riberac, France.  All H&H plants are owned except for the Canastota, Middlesex, Itasca, Danville and Coahuila plants, which are leased.

As of December 31, 2007, Bairnco had 17 active facilities in the United States, Mexico, Canada, the United Kingdom, Germany, France and the People’s Republic of China, as well as utilizing various field warehouses, with a total area of approximately 1,199,000 square feet, including warehouse and office space.  The operating facilities of Bairnco are located in: Bear, Delaware; Rancho Cucamonga and Santa Ana, California; Dallas and San Antonio, Texas; Atlanta, Georgia; St. Louis, Missouri; Matamoros, Mexico, Montreal, Canada; Gwent, Wales, United Kingdom; Pansdorf, Germany; Paris, France; and Suzhou New District, People’s Republic of China.  The facilities located in Bear, Rancho Cucamonga, Atlanta, St. Louis, Matamoras, Gwent, Pansdorf, and the Suzhou New District are owned.  The facilities located in Santa Ana, Dallas, San Antonio, Montreal, and Paris, as well as various field warehouses, are leased.

The Company considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done.  The productive capacity and extent of utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products.  Capacity can be expanded at some locations.

Item 3.     Legal Proceedings

Bankruptcy Filing

On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  WHX continued to operate its businesses and own and manage its properties as a Debtor under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until it emerged from protection on July 29, 2005.

On March 7, 2005, WHX also filed a proposed Plan of Reorganization (as amended, the “Plan”) and a related proposed disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. The Plan was confirmed on July 21, 2005 (the “Confirmation Order”) and became effective on July 29, 2005 (the “Effective Date”).
The Bankruptcy Filing created an event of default under the Indenture governing the 10 1/2% Senior Notes due April 15, 2005 (the “10 1/2% Senior Notes”). Under the terms of the 10 1/2% Senior Notes, as a result of the Bankruptcy Filing, the entire unpaid principal and accrued interest (and any other additional amounts) became immediately due and payable without any action on the part of the trustee or the note holders.  The principal amount outstanding under the 10 1/2% Senior Notes at March 7, 2005 was approximately $92.8 million.  Accrued interest to March 7, 2005 was approximately $3.8 million.  However, as part of the Plan all of the outstanding 10 1/2% Senior Notes were cancelled and annulled.  In full and complete satisfaction of all such claims, holders of the 10 1/2% Senior Notes received 9,200,000 shares of the new common stock representing their pro rata share of the reorganized company.  These shares represented 92% of the equity in the reorganized company.

 Neither H&H, the Company’s primary business at that time, nor any of WHX’s other subsidiaries or affiliates, were included in its bankruptcy filing.  All of H&H’s operating units conducted business in the ordinary course during the bankruptcy.  WHX’s bankruptcy filing was primarily intended to reduce its debt, simplify its capital structure, reduce its overall cost of capital and provide it with better access to capital markets.

The following is a summary of certain material features of Plan of Reorganization (as amended, the “Plan") .  On the Effective Date:

●
All of WHX’s outstanding securities, including WHX’s pre-bankruptcy filing common stock, Series A preferred stock, Series B preferred stock and 10 1/2% Senior Notes due April 15, 2005 (the “10 1/2% Senior Notes”) were deemed cancelled and annulled without further act or action.

●
In full and complete satisfaction of all such claims, holders of the 10 1/2% Senior Notes received 9,200,000 shares of common stock representing their prorated share of the reorganized company.  These shares represent 92% of the equity in the reorganized company.

●
In full and complete satisfaction of all such interests, Series A preferred stockholders received 366,322 shares of common stock representing their prorated share of the reorganized company and 344,658 warrants to purchase common stock of the reorganized company, exercisable at $11.20 per share.  The warrants expired on February 28, 2008.

●
In full and complete satisfaction of all such interests, Series B preferred stockholders received 433,678 shares of common stock representing their prorated share of the reorganized company and 408,030 warrants to purchase common stock of the reorganized company, exercisable at $11.20 per share.  The warrants expired on February 28, 2008.

●	Holders of WHX’s pre-bankruptcy filing common stock received no distribution under the Plan.

The common stock received by the Series A and Series B preferred stockholders, collectively, represented 8% of the equity in the reorganized company.

On the Effective Date, all of the assets of WHX were vested in the reorganized company free and clear of all liens, causes of actions, claims, encumbrances, equity interests, and interests against, in, or on such assets, except as explicitly provided in the Plan.

General

Sumco Inc. V. Underwriters At Lloyd’s, London, Lexington Insurance Company, Hartford Fire Insurance Company, and Wurttembergische Versicherung AG

On July 7, 2004, Sumco Inc. (“Sumco”), a wholly-owned subsidiary of H&H, filed suit in the Marion County Superior Court of Indiana against certain underwriters affiliated with Lloyd’s, London, Lexington Insurance Company, Hartford Fire Insurance Company, and Wurttembergische Versicherung AG (the defendants).  Sumco sought to recover monies from these insurance carriers for losses incurred as a result of a January 20, 2002 fire at its metal plating facility in Indianapolis, Indiana.  At the time of the fire, Sumco’s parent corporation, WHX, had in place layered fire insurance policies with combined limits of $25 million and a deductible of $100,000.  The defendants represent carriers who provided $15 million in insurance coverage in excess of two underlying policies of $5 million each.  Defendants had previously paid $5 million in claims.  Sumco contended that its losses were in excess of the policy limits, defendants acted in bad faith, and that it was entitled to the payment of the remaining approximate $10 million in insurance coverage provided by the defendants.  The parties settled their claims in May 2007 for an aggregate payment to WHX of $5,689,276 from the defendants (which proceeds were paid to Steel Partners in partial satisfaction of its loan), and an assignment to WHX of defendants’ interest in an interest-bearing escrow account with approximately $1.7 million in proceeds resulting from the settlement of subrogation claims against various third parties.  On August 29, 2007, Sumco filed a Declaratory Judgment action in the Marion County Superior Court of Indiana against Royal Indemnity Company and U.S. Fire Insurance Company, requesting a declaration that Sumco is entitled to the funds in the escrow account.  Steel Partners has a first lien on any additional proceeds recovered.  In December 2007, the defendants agreed to a partial disbursement of the escrow funds, pursuant to which the Company received approximately $849,000.  The Company continues to seek the balance of the escrow funds.

HH East Parcel, LLC.  V. Handy & Harman

This action arises out of a purchase and sale agreement entered into in 2003 whereby H&H agreed to sell a portion of a commercial site in Connecticut (“Sold Parcel”) to HH East Parcel, LLC (“HH East”).  On or about April 5, 2005, HH East filed a Demand for Arbitration with the American Arbitration Association seeking legal and equitable relief including completion of the remediation of environmental conditions at the site in accordance with the terms of the agreement.  An arbitration hearing was held in October 2005 in Connecticut, pursuant to which HH East was awarded, among other things, an amount equal to $5,000 per day from January 1, 2005 through the date on which remediation is completed.  This award amounts to approximately $4.0 million through the completion date of April 6, 2007.  H&H applied to the Connecticut Superior Court to have the arbitration award vacated.  On June 26, 2006, the court issued a decision denying H&H’s application and granting HH East’s motion to confirm the arbitration award.  H&H appealed that decision. Oral argument on H&H’s appeal took place before the Connecticut Supreme Court in February 2008.  On March 28, 2008, the Supreme Court requested that the parties submit supplemental briefs no later than April 9, 2008. The Court is expected to issue its ruling on the appeal between approximately April and June 2008.

On May 22, 2007, HH East served an Order for a Prejudgment Attachment in the amount of approximately $3.5 million, issued by the Superior Court, Stamford, Connecticut in December 2006, against certain Connecticut property of H&H and against certain bank accounts maintained by H&H at banks in New York.  H&H has brought proceedings in the Superior Court, Stamford, Connecticut, and in the Supreme Court, State of New York, to oppose the attachment of such bank accounts and to have it lifted.  The New York proceeding has been discontinued.  The Connecticut proceeding is pending.  The parties have engaged from time to time in settlement discussions to resolve the open issues and proceedings between them.  On June 14, 2007, HH East temporarily withdrew its attachment/garnishment against certain bank accounts of H&H after the posting of other satisfactory collateral by H&H and while settlement discussions were continuing.  On June 29, 2007, and again on several other dates, HH East re-served the Order against various bank accounts of H&H.

H&H has been working cooperatively with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a consent order entered into in 1989 that applies to both parcels of the commercial site.  H&H has been conducting an investigation of the remaining parcel, and is continuing the process of evaluating various options for its remediation.  The sale of the Sold Parcel, which is the subject of the above-referenced litigation, triggered statutory obligations under Connecticut law to investigate and remediate pollution at or emanating from the Sold Parcel.  Remediation of all soil conditions on site was completed on April 6, 2007, although H&H has since performed limited additional work on site, solely in furtherance of ongoing settlement discussions between the parties.  Although no groundwater remediation is required, there will be monitoring of same for several years.  Approximately $28.9 million had been expended through December 31, 2007, and the remaining remediation and monitoring costs are expected to approximate $0.3 million.  H&H received reimbursement of $2.0 million from its carrier under a cost-cap insurance policy and is pursuing its potential entitlement to additional coverage.

Paul E. Dixon & Dennis C. Kelly V. Handy & Harman

Two former officers of H&H filed a Statement of Claim with the American Arbitration Association (“Arbitration”) on or about January 3, 2006.  The Claimants were employees of H&H until September 2005, when their employment was terminated by H&H.  Their claims included seeking payments allegedly due under employment contracts and allegedly arising from their terminations, and seeking recovery of benefits under what they allege was the Handy & Harman Supplemental Executive Retirement Plan.

In the Arbitration, Claimants sought an award in excess of $4 million each, plus interest, costs and attorneys’ fees.  Claimants also sought indemnification for certain matters and an injunction against H&H with regard to life insurance policies.  H&H brought a special proceeding on February 15, 2006 in the Supreme Court of the State of New York, County of Westchester, for a judgment staying the arbitration of three of the four claims.  On March 10, 2006, all of the parties filed a stipulation with the court, discontinuing the court proceeding and agreeing therein, among other things, that all claims asserted by the Claimants in the Arbitration (which was also discontinued at that time) would be asserted in Supreme Court, Westchester County.

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

In January 2008, Kelly filed a lawsuit against WHX Corporation, Handy & Harman and various benefit plans in the United States District Court for the Southern District of New York.  Dixon did not join in this lawsuit, and his counsel has not indicated whether Dixon intends to file his own lawsuit.  Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Kelly’s Complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.  The defendants are vigorously defending this lawsuit.  Nevertheless, there can be no assurance that the defendants will be successful in defending against Kelly’s claims, or that the defendants will not have any liability on account of Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Arista Development LLC V. Handy & Harman Electronic Materials Corporation

In 2004, a subsidiary of H&H, HHEM, entered into an agreement to sell a commercial/industrial property in Massachusetts.  Disputes between the parties led to suit being brought in Bristol Superior Court in Massachusetts.  The plaintiff alleges that HHEM is liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  The court entered a preliminary injunction enjoining HHEM from conveying the property to anyone other than the plaintiff during the pendency of the case.  Discovery on liability and damages has been in abeyance while the parties are actively engaged in settlement discussions. Since discovery is not completed, it cannot be known at this time whether it is foreseeable or probable that plaintiff would prevail in the litigation or whether H&H would have any liability to the plaintiff.

Environmental Matters

In connection with the Sold Parcel, H&H was responsible for demolition and environmental remediation of the site, the estimated cost of which was included in the loss on sale recorded in 2003.  In 2004, H&H determined that an increase in the reserve for environmental remediation was needed in the amount of $28.3 million.  This change in reserve was caused by the discovery of underground debris and soil contaminants that had not been anticipated.  These additional costs are included in environmental remediation expense.  An additional $4.0 million was also recorded in selling, general and administrative ("SG&A") expenses in 2004 as a penalty related to the Sold Parcel.  H&H retains title to a parcel of land adjacent to the Sold Parcel.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at December 31, 2006 and December 31, 2007.

H&H entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  H&H is actively remediating the property and continuing to investigate the most effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December of 2007.  Once the investigation has been completed, it will be followed by a feasibility study and a remedial action work plan that will be submitted to NJDEP.  H&H anticipates entering into discussions in the near future with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  The ongoing cost of remediation is presently estimated at approximately $750,000.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are allocated 75% to the former owner/operator and 25% to H&H after the first $1 million.  The $1 million was paid solely by the former owner/operator.  To date, over and above the $1 million, total investigation and remediation costs of $731,000 and $244,000 have been expended by the former owner/operator and H&H, respectively, in accordance with the settlement agreement.  Additionally, H&H is currently being reimbursed through insurance coverage for a portion of the investigation and remediation costs for which the company is responsible.  H&H believes that there is additional excess insurance coverage which it intends to pursue as necessary.

H&H and Bairnco (and/or one or more of their respective subsidiaries) have also been identified as potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state statutes at several sites and are parties to ACOs in connection with certain other properties.  H&H and Bairnco (and/or one or more of their respective subsidiaries) may be subject to joint and several liabilities imposed by CERCLA on PRPs.  Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, H&H and Bairnco are unable to reasonably estimate the ultimate cost of compliance with such laws.

In a case entitled Agere Systems, Inc., et al. v. Advanced Environmental Technology Corp., et al. (U.S. District Court, EDPA), five companies, all of which are PRPs for the Boarhead Farm site in Bucks County, Pennsylvania, brought CERCLA contribution and similar claims under Pennsylvania’s environmental laws against a number of companies in 2002.  A subsidiary of H&H,  H&H Tube,  is one of the defendants that the plaintiffs claim contributed to the contamination of the Boarhead Farm site.  A number of the plaintiffs have entered into consent decrees with the EPA regarding the remediation of groundwater and soil contamination at the Boarhead Farm site.  In addition, plaintiffs have settled with a number of the defendants.  There are currently six non-settling defendants, including H&H Tube, against which the plaintiffs are pursuing their claims.  Fact and expert discovery has been concluded.  H&H Tube filed a motion for summary judgment in July 2007 seeking a dismissal of all claims against H&H Tube.  The court denied that motion. Plaintiffs were granted to leave to file a fifth amended complaint which adds a claim against the non-settling defendants for joint and several liability  The plaintiffs have already made substantial payments to the EPA in past response costs and have themselves incurred costs for groundwater and soil remediation.  Remediation is continuing.  Plaintiffs are seeking reimbursement of a portion of amounts incurred and an allocation of future amounts from H&H Tube and the other non-settling defendants.  Based upon expert testimony in the litigation, H&H Tube’s  responsibility for this site, if any, should be minimal.  This matter is expected to go to trial in late Spring or early Summer of 2008.  It is not possible to accurately estimate the cost of remediation or H&H Tube’s share, if any, of the liability at this time.  In December 2007, H&H Tube and H&H filed a lawsuit against The Chubb Group of Insurance Companies and several related entities seeking a declaration that the defendants are obligated to defend and indemnify H&H Tube with respect to the Boarhead Farm lawsuit.  The parties are currently engaged in settlement discussions.

H&H received a notice letter from the EPA in August 2006 formally naming H&H as a PRP at superfund site in Massachusetts (the “Superfund site”).  H&H then voluntarily joined a group of ten (10) other PRPs (which group has since increased to thirteen (13)) to work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine whether there are other parties that sent hazardous substances to the Superfund site but that have not received notice letters or been named as PRPs to date.  The PRP group submitted its good faith offer to the EPA in late October 2006.  The offer is contingent on the group arriving at an acceptable allocation amongst the PRPs.  All of the PRPs have reached proposed allocations as to percentages of responsibility for investigation and remediation costs at the Superfund site.  It is anticipated that there will be a “shortfall” in the overall allocation that will then be shared, on a pro rata basis, among all of the participating PRPs.  The EPA has currently agreed to an orphan share for the past response costs incurred through September 30, 2007 and the PRPs continue to negotiate with the EPA to have all future response and oversight costs included in the orphan share.  The EPA seeks to have the consent decree lodged as soon as practicable.  The consent decree will then be subject to a public comment period of no less than 30 days.  After the expiration of the 30 days (or such other time period), the court, in its discretion, can enter the consent decree.  There are some PRPs who have not participated to date in the consent decree negotiations and allocation process.  Any non-participating PRPs may be sued later under CERCLA.  That is a decision that will be made in the future by the participating PRPs.  It is anticipated that PRP remedial activities at the site will not begin until 2009.  The remediation of a significant amount of the contamination at the site is the responsibility of the Department of Energy (“DOE”).  That remediation is being accomplished by the U.S. Army Corps of Engineers (the “ACOE”).  The DOE portion of the work has begun but is not expected to be completed until 2009, at which time the remaining work will be more clearly defined.  The ACOE recently informed one of the radiological PRPs that it will seek contribution from that PRP for the portion of the remediation performed by the ACOE.  The radiological PRP in turn wishes to preserve its rights to sue the chemical PRPs in the event any portion of the ACOE's claim relates to chemical waste.  The PRPs are currently investigating the nature of the ACOE's potential claim to determine if there is any realistic potential that the ACOE's claim can legally or factually result in a contribution claim against the chemical PRPs.  The Company has recorded a significant reserve in connection with this matter.

H&H is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the property that is the subject of the Arista Development litigation discussed above.  H&H is in discussions with the EPA, the MADEP and the plaintiff in the Arista case in connection with the remedial activities.  In addition, H&H has engaged in discussions or received comments regarding its remedial plans from abutters.  Discussions with some abutters are ongoing and, although no formal claims have been asserted, it is possible that claims will be asserted.  Since discussions regarding these matters are not complete and since no claims have been asserted, it cannot be known what, if any, liability H&H will have with respect to the abutters.

As discussed above, H&H and Bairnco have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, WHX has insurance coverage available for several of these matters.  The Company has accrued $7.8 million related to estimated environmental remediation costs as of December 31, 2007.  Based upon information currently available, including H&H and Bairnco’s prior capital expenditures, anticipated capital expenditures, and information available to H&H and Bairnco on pending judicial and administrative proceedings, H&H and Bairnco do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on their financial position, but there can be no such assurances.  Such costs could be material to H&H and Bairnco’s results of operations and cash flows.  We anticipate that H&H and Bairnco will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco are unable to fund these liabilities, claims could be made against WHX for payment of such liabilities.  As further information comes into the Company’s possession, it will continue to reassess such evaluations.

Other Litigation

We or certain of our subsidiaries are a defendant in numerous cases pending in a variety of jurisdictions relating to welding emissions.  Generally, the factual underpinning of the plaintiffs’ claims is that the use of welding products for their ordinary and intended purposes in the welding process causes emissions of fumes that contain manganese, which is toxic to the human central nervous system.  The plaintiffs assert that they were over-exposed to welding fumes emitted by welding products manufactured and supplied by us and other co-defendants.  We have various levels of exposure in the different cases, from being the primary or sole defendant to being one of many defendants.  We deny liability and are defending these actions. The first of such cases is scheduled for trial in June 2008.  It is not possible to reasonably estimate our exposure or share, if any, of the liability at this time.

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

Item 4.     Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on January 31, 2008, at which WHX’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to increase the Company’s authorized capital stock from 55,000,000 shares, consisting of 50,000,000 shares of common stock, par value $0.01 per share, and 5,000,000 shares of preferred stock, par value $0.01 per share, to a total of 100,000,000 shares, consisting of 95,000,000 shares of common stock and 5,000,000 shares of preferred stock .  The following sets forth the results of the voting at the meeting:   For 7,121,168; Against 223,886; and Abstain 5,263.

PART  II

Item 5.      Market for the Registrant’s Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

WHX emerged from bankruptcy on July29, 2005.  Our common stock trades on the over-the-counter “Pink Sheets” under the symbol WXCP.PK.  The number of shares of common stock issued and outstanding as of March 26, 2008 was 10,000,498.  As of March 26, 2008, there were approximately 39 holders of record of common stock.  As of March 26, 2008 the price per share of our common stock was $2.00.

The prices set forth in the following table represent the high and low sales prices of WHX’s common stock on the over-the-counter “Pink Sheets” for 2007 and 2006:

2007	HIGH	LOW

First Quarter	$10.30	$7.60
Second Quarter	$10.00	$8.00
Third Quarter	$9.00	$7.05
Fourth Quarter	$7.50	$3.80

2006	HIGH	LOW

First Quarter	$10.95	$10.05
Second Quarter	$10.55	$8.75
Third Quarter	$9.20	$7.40
Fourth Quarter	$10.30	$7.80

Source:  http://finance.yahoo.com

As part of the Plan of Reorganization of WHX (as amended, the “Plan”), on July 29, 2005 all of WHX’s outstanding securities, including WHX’s pre-bankruptcy filing common stock, Series A preferred stock, Series B preferred stock and 10 1/2% Senior Notes, were cancelled and annulled.  In full and complete satisfaction of all such claims, holders of the 10 1/2% Senior Notes received 9,200,000 shares of the new common stock representing their pro rata share of the reorganized company.  These shares represented 92% of the equity in the reorganized Company.  In full and complete satisfaction of all such interests, preferred stockholders received 800,000 shares of the new common stock representing their pro rata share of the reorganized company and 753,155 warrants to purchase common stock of the reorganized company, exercisable at $11.20 per share.  The warrants expired on February 28, 2008.  The common stock received by the preferred stockholders, collectively, represented 8% of the equity in the reorganized company. Holders of our common stock received no distributions under the Plan.

Dividend Policy

We have never declared or paid any cash dividend on our common stock.  We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.  H&H and Bairnco are restricted by the terms of their respective financing agreements from making dividends to WHX.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

WHX, the parent company, is a holding company that invests in and manages a group of businesses on a decentralized basis.  WHX owns H&H, which is a diversified manufacturing company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials. In April 2007, WHX acquired Bairnco. Bairnco operates business units in three reportable segments:  Arlon EM, Arlon CM and Kasco.  H&H and Bairnco principally operate in North America.

H&H’s Precious Metal activities include the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating.   The Company’s brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  The Company offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries. This segment is also engaged in precision electroplating (often using gold, silver, palladium and various base metals) of electronic and electrical components primarily for use in the automotive industry. The Tubing segment manufactures a wide variety of steel tubing products.  The Stainless Steel Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel

Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow the Group to serve the petrochemical infrastructure and shipbuilding markets.   The Stainless Steel Tubing Group also produces products for use in the medical, semiconductor fabrication, aerospace and instrumentation industries.   The Specialty Tubing Group manufactures welded carbon steel tubing in straight lengths and coils with a primary focus on products for the refrigeration and automotive industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products for the appliance market by fabricating tubing into condensers for refrigerators and freezers.  The Engineered Materials segment supplies products to the construction and building industries. This segment manufactures fasteners and fastening systems for the commercial flat roofing industry.  Products are sold to building and roofing distributors and as private labels to roofing systems manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in log homes, landscaping, masonry, and wood decks.  This segment also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection. In addition, the segment manufactures electro-galvanized steel products primarily for the construction industry. The Arlon EM segment designs, manufactures, markets and sells high performance laminate materials and bonding films utilized in the military/aerospace, wireless communications, automotive, oil drilling, and semiconductor markets. Among the products included in the Arlon EM segment are high technology materials for the printed circuit board industry and silicone rubber products for insulating tapes and flexible heaters. The Arlon CM segment designs, manufactures, markets and sells laminated and coated products to the electronic, industrial and commercial markets under the Arlon and Calon brand names.  Among the products included in the Arlon CM segment are vinyl films for graphics art applications, foam tapes used in window glazing, and electrical and thermal insulation products.  The Kasco segment is a leading provider of meat-room products (principally replacement band saw blades) and on site maintenance services principally to retail food stores, meat and deli operations, and meat, poultry and fish processing plants throughout the United States, Canada and Europe. In Canada and France, in addition to providing its replacement products, Kasco also sells equipment to the supermarket and food processing industries.

In addition to the table below, please refer to Part II, Item 8 on page 37 of this Report on Form 10-K for the Consolidated Financial Statements to which the following discussion and analysis also applies.

Also, the following table presents information about our reportable segments for the years ended December 31:

(in thousands)
	2007	2006

Net Sales

Precious Metal	$150,484	$146,014
Tubing	117,627	120,873
Engineered Materials	228,248	194,076
Arlon Electronic Materials (c)	45,576	-
Arlon Coated Materials (c)	47,647	-
Kasco (c)	48,284	-

Net sales	$637,866	$460,963

Segment operating income (loss)
Precious Metal (a)	$8,203	$5,122
Tubing (b)	138	(8,916)
Engineered Materials	17,216	15,855
Arlon Electronic Materials (c), (d), (f)	(118)	-
Arlon Coated Materials (c), (d)	(3,522)	-
Kasco (c), (d)	1,007	-
Subtotal	22,924	12,061
Unallocated pension expense (credit)	(4,963)	(4,785)
Unallocated corporate expenses	6,749	4,069
Insurance proceeds	(6,538)	(811)
Environmental remediation expenses (e)	4,678	2,909
Fairfield East penalty (e)	-	180
Loss (gain) on disposal of assets	283	(31)

Income from operations	22,715	10,530

Interest expense	39,488	22,535
Realized and unrealized loss on derivatives	1,888	7,993
Other (income) expense	272	834

Loss from continuing operations before taxes	$(18,933)	$(20,832)

(a) Includes an asset impairment charge of $3.4 million in 2006.
(b) Includes an asset impairment charge of $1.8 million and restructuring charges of $2.4 million in 2006.
(c) Bairnco segment information includes the period April 14, 2007 through December 31, 2007.
(d) The following non-recurring charges relating to the purchase accounting for the Bairnco
Acquisition are included in the 2007 results above: Arlon EM $3,509, Arlon CM $2,409, and Kasco $1,460.
(e) Environmental remediation expenses have not been allocated to the reporting segments since the related facilities have been closed for several years and are not indicative of current operating results.
(f) Arlon EM operating loss includes $1,151 of amortization of intangible assets arising from the Bairnco acquisition.

2007 Compared to 2006

Net sales for 2007 increased by $176.9 million, or 38.3%, to $637.9 million, as compared to $461.0 million in 2006. The Bairnco Acquisition generated $141.5 million of this increase. The results of operations of Bairnco are included in the financial results of WHX beginning April 13, 2007, and comprise approximately 37 weeks of operations. Net sales increased by $4.5 million at the Precious Metal segment, decreased by $3.2 million at the Tubing segment, and increased $34.2 million at the Engineered Materials segment, principally due to sales from a roofing fastener business acquired by the Company in December 2006.  Additionally, net sales increased at the current businesses included in the Precious Metal and Tubing segments, but they were offset by a decrease of approximately $30 million in net sales from businesses that were sold or exited in 2007. HHEM was sold on March 4, 2007 and the operations of H&H Tube were closed in 2006.

Gross profit percentage increased to 20.8% in 2007 from 18.3% in 2006. The 2007 period was positively affected by the acquisition of Bairnco, which contributed $36.7 million to gross profit and increased the Company’s consolidated gross profit percentage by 1.5%. This was despite the fact that Bairnco’s  gross profit had been negatively impacted by a $5.5 million  non-recurring charge to cost of sales that related to the acquisition value of Bairnco’s inventory.  In both 2007 and 2006, the Company liquidated precious metal inventories valued at last-in, first-out (“LIFO”) cost, resulting in a favorable effect on gross margin in each year ($4.7 million in 2007 and $5.2 million in 2006). The Tubing segment increased gross profit as compared to the 2006 period primarily from higher margin in the stainless steel tubing group.

SG&A expenses increased $47.8 million to $111.4 million, or 17.5% of net sales, in 2007 from $63.6 million, or 13.8% of net sales, in 2006.  SG&A expenses of Bairnco, which was acquired in April 2007, accounted for approximately $39.0 million of the increase (6.1% of net sales in 2007), and such SG&A expenses reflect $1.6 million of non-recurring charges for acquired research and development and $0.2 million for acquired backlog. They also include amortization of $1.3 million due to the intangibles acquired in the Bairnco Acquisition. In addition, there was also an increase in 2007 from the acquisition of a roofing fastener business in December 2006.  Its costs include operating costs as well as amortization of certain acquired intangible assets. Furthermore, under Revised Statement of Financial Accounting Standards No. 123(R), the Company is required to record its obligation for stock options at the fair value on the date of grant. The Company recorded $1.6 million of stock-based compensation expense in 2007 related to stock options and other incentive arrangements.  In addition, costs also rose in the 2007 period due to additional audit and other professional fees, costs of complying with the Sarbanes-Oxley Act of 2002, certain start up costs of a China operation within the Precious Metal segment, partially offset by reduced costs resulting from the closure of the HHEM and Norristown facilities.

The Company recorded gains from insurance claims of $6.5 million and $0.8 million in 2007 and 2006, respectively. The insurance proceeds that the Company collected related to claims from a fire at an H&H subsidiary’s plant in 2002.

Environmental remediation expenses of $4.7 million were recorded in 2007 as compared to $2.9 million in 2006. During 2007, the Company revised its estimates of future remediation costs for various locations and also increased its environmental reserves based on the latest estimate of cleanup costs, together with certain past oversight costs, and an expected increase in the Company’s allocation percentage among the PRPs.

Asset impairment charges in 2006 totaling $5.2 million include $1.8 million relating to the assets of H&H Tube and $3.4 million relating to the assets of HHEM.  In 2006, the Company announced the closing of the Norristown facility.  The decision to close the Norristown facility was principally based on the economics of operating H&H Tube’s business at the facility.  H&H Tube manufactured stainless steel tubing that was supplied in various lengths and forms in both coil and straight lengths.  H&H Tube's small coil business was relocated to H&H's Camdel facility located in Camden, Delaware.  In conjunction with the decision to close the Norristown facility, the Company reviewed the recoverability of the Norristown facility’s long-lived assets in accordance with Statements of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  A review of future cash flows, based on the expected closing date, indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at the Norristown facility.  As a result, the Company recorded an asset impairment charge of $1.8 million in its statement of operations for 2006.  No impairment loss was incurred on the real estate assets based on the Company’s analysis.

In accordance with SFAS No. 144, in 2004, the Company evaluated fixed assets associated with its HHEM facilities in light of ongoing operating losses. This evaluation resulted in the recording of accelerated depreciation of $0.2 million in 2004, $0.8 million in 2005 and $0.8 million in 2006. This accelerated depreciation is a charge to cost of goods sold in the applicable period.  In the fourth quarter of 2006, the Company again measured the recoverability of the long-lived assets of the HHEM business for impairment when it was determined that the assets should be classified as held for sale in accordance with SFAS No. 144, and recorded an asset impairment charge of $3.4 million.  The amount of the impairment loss was based upon the actual selling price of the long-lived assets in March 2007.

Restructuring charges of $2.4 million in 2006 relate to the Norristown facility closing.   The restructuring charges included termination benefits of $2.0 million and $0.1 million resulting from a pension plan curtailment and $0.3 million for other charges.

Income from operations for 2007 was $22.7 million, which was $11.4 million higher than 2006. A principal cause of the increase in operating income was the gain on insurance proceeds of $6.5 million in 2007.  In addition, income from operations for 2006 included $7.6 million for asset impairment and restructuring charges related to the closing of HHEM and the Norristown facility.  Decreases to operating income in 2007 resulted from Bairnco’s operating loss of $2.6 million, which was negatively impacted by non-recurring charges of $7.4 million for acquired manufacturing profit in inventory, acquired research and development costs, and acquired backlog. In addition, there were also higher SG&A expenses in 2007, related to additional audit and other professional fees, the costs of complying with the Sarbanes-Oxley Act of 2002, and expenses associated with share-based compensation for certain executives, partially offset by reduced SG&A costs resulting from the closure of the HHEM and Norristown facilities.  Environmental remediation charges were $1.8 million higher in 2007 than in 2006.

Interest expense for 2007 rose by $17.0 million to $39.5 million from $22.5 million in 2006 as borrowings and the related interest rates both increased.  Debt as of December 31, 2007 exceeded the December 31, 2006 balance by $153.8 million, of which approximately $132.5 million related to Bairnco, plus additional borrowings.  The additional borrowings were used to fund required and accelerated pension plan contributions, environmental remediation costs, capital expenditures, and for general business purposes. Pursuant to the terms of a subordination agreement between Steel Partners and Wachovia, interest payable to Steel Partners is accrued but not paid.   Interest payable to Steel Partners as of December 31, 2007 was $19.6 million.

Realized and unrealized losses on derivatives totaled $1.9 million in 2007, compared to $8.0 million in 2006. H&H enters into commodity futures and forwards contracts on precious metals in order to economically hedge its precious metals inventory against price fluctuations.  The loss declined in 2007 principally because the volume of the Company’s precious metal inventories declined, and thus its hedged quantities of precious metals declined substantially in 2007. In addition, the market price of silver increased at a lower rate in 2007 than in 2006.

In 2007, a tax provision of $1.8 million was recorded for state and foreign taxes. The 2006 net tax provision for continuing operations of $31,000 includes a tax benefit of $1.6 million related to discontinued operations.  The Company’s net tax provision from both continuing and discontinued operations was $1.7 million in 2006, and was also principally for state and foreign taxes. The Company recorded a valuation allowance related to the tax benefits associated with its operating losses in each period due to the uncertainty of realizing these benefits in the future.

Net income from discontinued operations in 2006 relates to the Company’s wire and cable business, which had been part of the former Wire and Tubing segment.  All operations of the wire and cable business were concluded during 2005, and accordingly, these businesses are reported as discontinued operations in 2006.  A gain on the disposal of assets, net of tax, of $2.9 million in 2006 reflects a gain on the sale of the land and building formerly used in the wire and cable business.

Net loss for 2007 was $20.8 million, or ($2.08) per share, compared to a net loss from continuing operations of $20.9 million or ($2.09) per share for 2006.   Including discontinued operations, net loss was $18.2 million, or $(1.82) per share for 2006.

The comments that follow compare revenues and operating income by segment for 2007 and 2006:

Precious Metal

Net sales for the Precious Metal segment increased $4.5 million, or 3.1%, from $146.0 million in 2006 to $150.5 million in 2007. The sale of the HHEM business resulted in a $15.6 million reduction in net sales for 2007 compared to 2006, partially offset by a transfer of certain business to another entity within the Precious Metal segment.  Aside from the reduction caused by the sale of the HHEM business, the segment, particularly the precious metal fabrication group, experienced higher net sales totaling $20.0 million, or 15%, including the transferred business.  The sales increase resulted from both increased volume and market share with increased sales to existing customers as well as to new customers because of new distribution and sales force initiatives. In addition, an increase in precious metal prices during 2007 also contributed to higher sales compared to 2006. The average market price of silver rose by 16% year over year, and the average market price of gold rose by 15%.  H&H’s profits from precious metal products are principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice in the industry, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value”, which includes the cost of base metals, labor, overhead, financing and profit.

Operating income for the Precious Metal segment increased $3.1 million to $8.2 million in 2007 from $5.1 million in 2006, principally because 2006 included an asset impairment charge of $3.4 million related to the Company’s HHEM subsidiary.  The effect of higher sales in 2007 was offset by a less profitable mix of industrial products sold and higher base metal and precious metal costs. In addition, operating income was reduced by a $0.4 million loss upon sale of certain inventory when the HHEM business was sold in March 2007, and by $0.5 million of employee-related termination costs.  Furthermore, both 2007 and 2006 results were positively impacted by gains of $4.7 million and $5.2 million, respectively, resulting from the liquidation of precious metal inventories valued at LIFO cost.  There were also increases in salaries due to new hires, and approximately $0.4 million of start up costs for a new China operation.

Tubing

In 2007, net sales for the Tubing segment decreased $3.2 million, or 2.7%, from $120.9 million in 2006 to $117.6 million in 2007, principally due to the closure of the Norristown facility in 2007.  The Norristown facility continued to operate during 2006 and recorded sales of $14.6 million, principally due to special non-recurring sales and accelerated shipment of product prior to shutdown. The reduction in net sales from the closure of the Norristown facility was partially offset by a transfer of approximately $5.0 million of the Norristown facility’s small coil business to another stainless steel tubing facility.  Net sales at the other stainless steel tubing facilities increased by approximately $12.4 million, including the $5.0 million transferred business.  The net sales increase occurred principally because of strong demand from the petrochemical and ship-building markets. The specialty tubing group experienced reduced sales volume resulting from weak demand from the North American refrigeration market, partially offset by an increase in sales in the European refrigeration market, for a net reduction in sales of approximately $1.0 million.

Operating loss decreased by $9.0 million to operating income of $0.1 million in 2007 from an operating loss of $8.9 million in 2006.  The 2006 loss included a total of $4.2 million for restructuring costs of $2.4 million and an asset impairment charge of $1.8 million; both of which related to the closing of the Norristown facility. Improvement in operating income also occurred due to the strength of the sales at the other stainless steel tubing facilities.  However, cost inefficiencies at the specialty tubing group’s Mexican refrigeration facility continued to contribute to the operating loss in both periods.

Engineered Materials

Net sales for the Engineered Materials segment increased $34.2 million, or 17.6%, from $194.1 million in 2006 to $228.2 million in 2007 due to increased volume in the commercial roofing fastener business (principally due to an acquisition in December 2006).  This increase was partially offset by weaker sales of products used in the domestic housing market, which is experienced a slowdown.

Operating income increased in 2007 by $1.3 million from $15.9 million in 2006 to $17.2 million in 2007.  Factors resulting in marginal operating income improvement as compared to the sales growth of this segment, included soft demand from the housing construction market, reduced gross margin from a mix of lower margin products as well as higher SG&A expenses including $0.7 million of amortization of certain intangibles acquired in December 2006 and the postretirement welfare plan curtailment charge of $0.7 million at one of the H&H subsidiaries included in this segment.  This was partially offset by improved sales in the commercial roofing market and higher operating income at the segment’s facility that serves the electric, natural gas and water distribution industries.

Bairnco Segments

The Arlon EM, Arlon CM and Kasco segments (collectively, the "Bairnco Segments") were established during Apri1 2007 with the acquisition of Bairnco. Any references to the Bairnco Segments' financial information prior to the Company's acquisition of Bairnco in 2007 have been included for comparative purposes only to assist in better understanding the results of the Bairnco Segments, and such amounts have not been included in the Company's consolidated results. The Bairnco Segments' pre-acquisition financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition that would have been reported had the acquisition of Bairnco been completed as of the beginning of the period referenced. Moreover, the Bairnco Segments' pre-acquisition financial information should not be considered as representative of the Company's future consolidated results of operations or financial condition.

Net sales for the Bairnco Segments on a combined basis for the period April 13 through December 31, 2007 were $141.5 million. Arlon EM's sales of $45.6 million improved over prior year on strong activity in both the electronics and industrial markets. Arlon CM's sales of $47.7 million increased only slightly from 2006 as sales to the domestic graphics and industrial markets were relatively flat.  Kasco's sales of $48.3 million were up significantly over prior year from the impact of the Atlanta SharpTech acquisition made in late 2006 and the impact of exchange rates of a weakened US dollar on European sales.

Gross profit for the Bairnco Segments on a combined basis for the period April 13 through December 31, 2007 was $36.6 million or 25.9% of sales. Gross profit was negatively impacted by a charge to cost of sales for $5.5 million of manufacturing profit that was included in the acquisition value of the inventory purchased by WHX and sold in the reporting period.  Arlon’s EM gross profit margin was down slightly due to a less favorable sales mix, increased raw material costs, scrap and operating inefficiencies. Gross profit margins at Arlon CM were negatively impacted by increased inefficiencies from lower production volumes as sales to the corporate re-imaging markets softened. Kasco’s gross profit margins improved from the prior year as certain sales and cost efficiencies from the Atlanta SharpTech acquisition were implemented.

SG&A expenses for the Bairnco Segments on a combined basis for the period April 13 through December 31, 2007 of $39.2 million included $1.6 million of non-recurring charges for acquired research and development and $0.2 million for acquired backlog. They also include amortization of $1.3 million due to the valuation of intangibles acquired in the acquisition by WHX.

The valuation of the acquired assets of Bairnco included $1.6 million of acquired in-process research and development.  This asset related to eight specific research and development projects that were considered by management to be within 6 to 12 months of commercialization.  The valuation method used was an income approach that valued projected future operating profit from the projects less the costs to complete the projects, and less a charge for the use of existing technology assets such as the Company’s existing chemical formulations and processing know-how, as well as a charge for the use of other contributory assets. The resulting projected cash flows were then discounted using an 18.5% discount rate. The acquired in-process research and development asset of $1.6 million was charged to income in 2007 as part of selling, general and administrative expenses.

Unallocated Corporate Expenses

                Unallocated corporate expenses increased from $4.1 million in 2006 to $6.7 million in 2007.  There were increases in the costs for audit and legal fees, the cost of complying with the Sarbanes-Oxley Act of 2002, and non-cash expenses associated with stock-based compensation for certain executives.

Liquidity, Cash Flow, and Commitments

Liquidity

The Company incurred net losses of $20.8 million and  $18.2 million for the years ended December 31, 2007 and 2006, respectively, and had negative cash used in operating activities of $2.4 million and $17.7 million for the years ended December 31, 2007 and 2006, respectively.  As of December 31, 2007, the Company had an accumulated deficit of $434.1 million.  On February 14, 2008, H&H and certain of its subsidiaries amended the Wachovia Facilities and the Term B Loan to, among other things, extend the maturity date to June 30, 2009.  Bairnco’s bank debt was refinanced in July 2007 with a new scheduled maturity of 2012.  H&H and Bairnco have not been in compliance with certain of their bank covenants and have been required to obtain waivers from their lenders related to such covenants.  Upon receipt of such waivers, the Company was in compliance.

WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX (with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $7.0 million, of which approximately $3.4 million has been distributed, (iii) the loan, distribution or other advance of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $3.2 million has already been distributed, and (iv) up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan, which contribution of $13.0 million was made on September 12, 2007.  H&H’s credit facilities are collateralized by substantially all of H&H’s assets.  Similarly, Bairnco’s bank credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying administrative costs.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, the required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, with no contribution required in 2008, and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released. As of December 31, 2007, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX (collectively, its “Unrestricted Subsidiaries”) had cash of approximately $0.7 million and current liabilities of approximately $7.3 million, including $5.8 million of mandatorily redeemable preferred shares plus accrued dividends payable to a related party.

H&H’s availability under its credit facilities as of December 31, 2007 was $12.3 million, and as of February 29, 2008, was approximately $18.6 million. See “Debt-Handy & Harman” for a discussion of H&H’s credit facilities, including recent amendments.

On March 4, 2007, the Company sold certain assets, including the land and building, certain machinery and equipment, and inventory of HHEM, located in East Providence, Rhode Island, as well as certain assets and inventory located in Malaysia for net proceeds of approximately $3.8 million.  Of the total net proceeds, $2.5 million was used to make an incremental payment to the WHX Pension Plan, pursuant to the terms of a prior agreement with the PBGC.  Under the terms of the sale agreement, the Company has retained responsibility for any pre-existing environmental conditions requiring remediation at the Rhode Island site.

In connection with the closing of the Bairnco Acquisition in April 2007, initial financing was provided by Steel Partners through two credit facilities.  Steel Partners extended bridge loans in the aggregate principal amount of approximately $86.5 million pursuant to the Bridge Loan Agreement.  In addition, Steel Partners extended to WHX a $15.0 million subordinated loan pursuant to the Subordinated Loan Agreement.  WHX contributed the $15.0 million proceeds of the subordinated loan to BZA as a capital contribution.

On July 18, 2007, Bairnco and certain of its subsidiaries entered into (i) the First Lien Credit Agreement with Wells Fargo, which provides for a revolving credit facility to the borrowers in an aggregate principal amount not to exceed $30.0 million and a term loan facility of $28.0 million, (ii) the Second Lien Credit Agreement with Ableco, which provides for a term loan facility to the borrowers of $48.0 million., and (iii) the Subordinated Debt Credit Agreement with Steel Partners as lender providing for a term loan of approximately $31.8 million, and completed the refinancing of: (A) all existing indebtedness of Bairnco and its subsidiaries under the Bairnco Senior Secured Credit Facility and (B) approximately $56.7 million of the indebtedness under the Bridge Loan Agreement.  The Subordinated Debt Credit Agreement amended and restated the Bridge Loan Agreement.  The scheduled maturity date of the indebtedness under each of the First Lien Credit Agreement and Second Lien Credit Agreement is July 17, 2012, and the scheduled maturity date of the indebtedness under the Subordinated Debt Credit Agreement is January 17, 2013.

Bairnco’s availability under its credit facilities as of December 31, 2007 was approximately $5.3 million, and as of February 29, 2008, was approximately $6.1 million.  See “Debt-Bairnco” for a discussion of Bairnco’s credit facilities, including amendments.

In addition to the obligations under the current credit facilities, the Company also has significant cash flow obligations, including without limitation the amounts due to the WHX Pension Plan (as amended by the IRS Waiver and PBGC Settlement Agreement entered into December 28, 2006).  As a result of the $13.0 million contribution to the WHX Pension Plan in September 2007, however, the Company's required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.  The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the reduction of certain discretionary expenses and sale of certain non-core assets.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. The Company’s inability to generate sufficient cash flows from its operations could impair its liquidity, and would likely have a material adverse effect on its business, financial condition and results of operations, and could raise substantial doubt that the Company would be able to continue to operate.

In recent years, the Company experienced liquidity issues.  On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its properties as a Debtor until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

Since emerging from bankruptcy, due to covenant restrictions in their respective credit facilities, there have been no dividends from H&H or Bairnco to WHX and WHX’s sources of cash flow have consisted of:

•	The issuance of $5.1 million in preferred stock by a newly created subsidiary in October 2005, which was invested in the equity of a public company (CoSine Communications Inc.);
•
Partial payment by H&H of a subordinated debt to WHX of $9.0 million, which required the approval of the banks participating in the H&H credit facilities.  Subsequent to this transaction in 2006, the remaining intercompany loan balance of the subordinated debt of $44.2 million was converted to equity;

•
As permitted by the March 29, 2007 amendment and waiver to the H&H credit facilities, an unsecured loan from H&H for required payments to the WHX Pension Plan, and an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million (subsequently amended on February 14, 2008 to $7.0 million), of which approximately $3.4 million has been distributed;

•	A $15.0 million subordinated loan from Steel Partners pursuant to the Subordinated Loan Agreement which WHX used to fund a capital contribution to BZA to finance in part the Bairnco Acquisition;
•
As permitted by the July 27, 2007 amendment to the H&H credit facilities, an unsecured loan, distribution or other advance from H&H to WHX of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $3.2 million has already been distributed; and

•
As permitted by a September 10, 2007 amendment to the H&H credit facilities, an unsecured loan from H&H of $13.0 million which was used by WHX to make a payment to the WHX Pension Plan on September 12, 2007.

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of non-core assets, and (iv)  from the proceeds of a proposed rights offering.  In addition, the proceeds of the proposed rights offering are expected to be used to redeem preferred stock and to retire indebtedness, and accordingly will not be available for general corporate purposes, except that $5 million of which shall be used to pay down the revolver under the Wachovia Facilities pursuant to the February 14, 2008 amendment to H&H’s credit facilities.

In addition to obtaining the extension of maturity and amendments to its financing agreements that are described above, management has the following strategies planned in order to enhance liquidity: (1) continuing to implement and enhance systems and processes to increase operating efficiencies at its facilities, (2) supporting profitable sales growth both internally and through acquisition, (3) evaluating strategic alternatives with respect to underperforming and/or non-core lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.

Discussion of Consolidated Statement of Cash Flows for 2007 and 2006

Overview
As of December 31, 2007, the Company had consolidated cash of $6.1 million compared to $4.8 million of consolidated cash at December 31, 2006.  For the year ended December 31, 2007, the Company used $2.4 million in operating activities, used $110.5 million in investing activities, and provided $114.0 million by financing activities.  It used $17.7 million in operating activities, used $34.1 million in investing activities, and provided $52.3 million by financing activities in 2006.

As of December 31, 2007, the Company’s current assets totaled $194.7 million and its current liabilities totaled $179.7 million; therefore, working capital was $15.0  million. Included in the current liabilities as of December 31, 2007 is a total of $24.7 million of loan interest and mandatorily redeemable preferred stock payable to Steel Partners, a related party. The Company had a working capital deficit of $1.6 million at December 31, 2006.

Operating Activities

Net cash used by operating activities in 2007 totaled $2.4 million. Net loss adjusted for non-cash income and expense items provided approximately $10.6 million of cash. Working capital accounts used $12.9 million of cash, as follows: accounts receivable provided $2.1 million, inventories provided $13.8 million, interest accrued but not paid to a related party provided $9.4 million, and net other current assets and liabilities used $38.3 million.

Net cash used by operating activities for 2006 totaled $17.7 million.  Net loss adjusted for non-cash income and expense items provided $6.0 million of cash.  Working capital accounts used $22.6 million of cash, as follows: accounts receivable provided $2.0 million, inventories provided $4.6 million, interest accrued but not paid to a related party provided $8.3 million and net other current assets and liabilities used $37.5 million (see below).  Other non-working capital items included in operations used $1.1 million.

Cash flow provided by inventory totaled $13.8 million in 2007, principally due to a decrease in the quantities of precious metal inventory. In the normal course of business, H&H accepts precious metal from suppliers and customers, which quantities are returnable in fabricated or commercial bar form under agreed-upon terms. To the extent such metals are used by the Company to meet its operating requirements, the amount of inventory which H&H must own is reduced.  In the first quarter of 2007, the Company received 400,000 ounces of silver from a customer under an unallocated pool agreement. As a result of this agreement, the Company was able to reduce its owned quantity of silver by over 400,000 troy ounces, providing over $5.0 million in cash. For the entire year, the Company reduced the quantity of its owned precious metal inventory by 1,184 troy ounces of gold and 690,200 troy ounces of silver, which approximates $10 million at average market value.  In addition, as the Company sold the inventory that it had acquired in the Bairnco Acquisition in April 2007, it recovered the manufacturing profit of $5.5 million that was paid for the inventory at that date.

For 2006, inventory provided $4.6 million of cash flow, also primarily due to a decrease in its quantities of precious metal inventory.  Inventories totaled $57.2 million at December 31, 2006, a decrease of $3.8 million, or 6.2%, as compared to December 31, 2005.  During 2006, the Company reduced its quantities of precious metal in inventory principally because of the wind-down of the HHEM business and because of the sale of its interest in a Singapore operation.  Non-precious metal inventory at the Tubing segment also declined, principally because of the closure of the Norristown facility.  These decreases were partially offset by inventory purchased as part of the December 2006 acquisition of a roofing fastener business that H&H made.

Accounts receivable provided cash of $2.1 million in 2007. Accounts receivable totaled $89.5 million as of December 31, 2007, an increase of $30.8 million as compared to December 31, 2006, principally due to the Bairnco Acquisition, as well as to higher fourth quarter 2007 sales for the H&H businesses.  For 2006, account receivable provided $2.0 million of operating cash flow.  Accounts receivable totaled $58.7 million as of December 31, 2006, an increase of $1.5 million, or 2.5%, as compared to December 31, 2005, principally because of the December 31, 2006 acquisition of a roofing fastener business.  Partially offsetting this increase, accounts receivable declined due to the shutdown of a portion of the H&H Tube and HHEM businesses.

Net other current assets and liabilities used $28.8 million of cash flow in 2007 and $29.2 million in 2006. The 2007 use of cash was driven by $21.6 million of payments made to the WHX Pension Plan, and approximately $6.3 million of payments for environmental remediation costs, but was partially offset by the accrual of $9.4 million of interest payable to a related party (net of payments), and additional environmental remediation accruals totaling $4.7 million.  The use of cash of $29.2 million in 2006 was driven by cash used for the payment of $18.7 million of environmental remediation costs and payments to the WHX Pension Plan totaling $13.1 million, partially offset by the accrual of $8.7 million of interest payable to a related party (net of payments), the recording of a $2.9 million environmental remediation accrual and a restructuring reserve of $2.4 million.  Other non-working capital items included in operating activities used $1.1 million in 2006.

Investing Activities

Investing activities in 2007 used $110.5 million, driven by the Bairnco Acquisition, which used $99.5 million, net of cash acquired, and the acquisition by H&H of Omni Technologies Corporation in November 2007 for $3.1 million, net of cash acquired. WHX believes that the Bairnco Acquisition will be beneficial because of Bairnco’s strong positions in its three business segments, and that Bairnco’s plant level operations, profit margins and working capital can be improved.  The Company believes that certain intangible assets owned by Omni Technologies Corporation, a manufacturer of flux cored brazing wire and metal powders used for brazing and soldering pastes, would be beneficial to the Precious Metal segment’s business. The cash expended for acquisitions was partially offset by $4.3 million of proceeds from the sale of assets, principally related to the sale of the HHEM assets and certain of the Norristown facility assets.  Capital spending in 2007 was $10.2 million, and $2.0 million of net cash was paid out for precious metal derivative contracts.

Investing activities in 2006 used net cash of $34.1 million, principally due to the acquisition of a mechanical roofing fastener business on December 28, 2006.  The purchase price was approximately $26 million, including a working capital adjustment.  This acquired business manufactures fastening systems for the commercial roofing industry.  WHX believes this acquisition solidifies H&H’s position as a leading manufacturer and supplier of mechanical fasteners, accessories and components, and building products for the North American commercial and residential construction industry.  Also in 2006, $8.7 million of net cash was paid out for precious metal derivative contracts due to steep increases in precious metal market prices during the year.  In 2006, $7.7 million was spent on capital improvements.  The Company sold the remaining land and building from its discontinued wire and cable business for net proceeds of $7.3 million, as well as its interest in a Singapore operation for $0.6 million, and cash proceeds from other asset sales of $0.3 million during 2006.

Financing Activities

Financing activities provided $114.0 million in 2007, $101.4 million of which was due to the financing of the Bairnco Acquisition in April 2007. In July 2007, Bairnco completed a refinancing of its debt, which resulted in new term loan borrowings of $76.0 million and payments of approximately $55.5 million to Steel Partners and $14.8 million of term loan payments to its former credit bank.  In 2007, H&H borrowed a total of $14.5 million from Steel Partners; $5.7 million in July, $8.0 million in September 2007, and $0.8 million in December. There were additional net drawdowns of $3.4 million on the revolving credit facilities of both H&H and Bairnco (post–acquisition), partially offset by $8.3 million of additional principal repaid on term loans and $3.7 million related to financing fees principally in connection with the extension of the maturity of the H&H credit facilities and the refinancing of Bairnco’s debt.

Financing activities provided $52.2 million of net cash in 2006, principally from new borrowings, which totaled $75.0 million during the period.  The increase in debt during 2006 consisted of the following:  In January 2006, H&H increased its Term B Loan with Steel Partners by $10.0 million.  On January 24, 2006, H&H’s wholly-owned subsidiary, OMG, Inc. entered into a loan agreement with Sovereign Bank for $8.0 million, collateralized by a mortgage on OMG, Inc.’s real property.  On March 31, 2006, H&H and Steel Partners agreed to an increase in the Term B Loan in the amount of $9.0 million and the prepayment in the same amount of a portion of H&H’s subordinated intercompany promissory note issued to WHX.  On October 30, 2006, H&H and its bank group amended its facilities to provide, among other things, an additional $7.0 million term loan upon the filing of its 2005 Annual Report on Form 10-K, and an immediate $3.0 million of borrowing availability under its revolving credit facility.  On December 27, 2006, Wachovia provided H&H with such $7.0 million loan.  On December 28, 2006, H&H and certain of H&H’s subsidiaries amended the Wachovia Facilities and the Term B Loan with Steel Partners to provide, among other things, for a $42.0 million term loan funded by Ableco.  A portion of the funds from this loan ($26.0 million) was used to fund the acquisition discussed in the Investing Activities section above.  Also during 2006, the Company made principal repayments totaling $8.9 million on term loans, utilizing funds mainly obtained from the sale of the assets of the discontinued wire and cable business discussed above.

Debt

Handy & Harman

H&H’s financing agreements include the Wachovia Facilities, which provide for revolving credit and term loan facilities, and the Term B Loan with Steel Partners.

The Wachovia Facilities currently provide for maximum borrowings of $129 million, consisting of a revolving credit facility of up to $83 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable and inventory, and reduced by the amount of certain term loans outstanding to Wachovia. In addition, the Wachovia Facilities also include term loans funded by Ableco ($42 million as of December 31, 2007 and $46 million currently). The term loans are collateralized by eligible equipment and real estate. The revolving credit facility and the term loans payable to Wachovia bear interest at LIBOR plus applicable margins of between 2.00% and 2.50%, or the U.S. Base rate (prime rate) plus .25% to .75%. The Wachovia Facilities also include a provision for Supplemental Term Loans, which currently total approximately $5 million, and bear interest at LIBOR plus applicable margins of between 4.00% and 4.50%, or the U.S. Base rate (prime rate) plus 2.25% to 2.75%. The applicable margin for the revolving credit facility and the term loans payable to Wachovia is dependent on H&H’s Quarterly

Average Excess Availability for the prior quarter, as that term is defined in the agreement. The term loans payable to Ableco bear interest at LIBOR plus applicable margins of between 4.75% and 5.50%, or the U.S. Base rate (prime rate) plus 2.00% to 2.75%. The applicable margin for the term loans payable to Ableco is dependent on H&H’s Senior Leverage Ratio for the prior quarter, as that term is defined in the agreement. Borrowings under the Wachovia Facilities are collateralized by first priority security interests in and liens upon all present and future stock and assets of H&H and its subsidiaries, including all contract rights, deposit accounts, investment property, inventory, equipment, real property, and all products and proceeds thereof.  Principal payments for the term loans under the Wachovia Facilities are due in monthly installments of $0.3 million (rising to $0.7 million per month for one year beginning May 2008). The Wachovia Facilities contain affirmative, negative, and financial covenants (including, EBITDA shall not be less than $30.0 million, the Senior Leverage Ratio shall not be greater than 4.125:1.0, Capital Expenditures shall not be made in excess of $12.0 million in any 12 month period, as such terms are defined therein), and cash distributions that can be made to WHX are restricted.  The Wachovia Facilities mature on June 30, 2009. The revolving and term loans under the Wachovia Facilities bore interest at rates ranging from 7.0% to 8.6% as of December 31, 2007.

The Term B Loan with Steel Partners matures on June 30, 2009 and provides for annual payments based on 40% of excess cash flow as defined in the agreement (no principal payments are currently payable).  Interest accrues monthly at the Prime Rate plus 6%, and at no time shall the Prime Rate (as that term is defined in the agreement) be below 4.0%. Pursuant to the terms of a subordination agreement between Steel Partners and Wachovia, H&H’s interest payable to Steel is accrued but not paid.  The Term B Loan has a second priority security interest in and lien on all assets of H&H, subject to the prior lien of the Wachovia Facilities and H&H’s $10 million guaranty and security interest for the benefit of Ableco as agent of the Bairnco indebtedness. In addition, H&H has pledged a portion of all outstanding stock of Indiana Tube Danmark A/S, a Danish corporation, and Protechno, S.A., a French corporation, both of which are indirect wholly-owned subsidiaries of H&H. The Term B Loan contains affirmative, negative, and financial covenants (including, EBITDA shall not be less than $30.0 million, the Senior Leverage Ratio shall not be greater than 4.125:1.0, Capital Expenditures shall not be made in excess of $12.0 million in any 12 month period, as such terms are defined therein), and cash distributions that can be made to WHX are restricted. The Term B Loan also contains cross-default provisions with the Wachovia Facilities.   The Term B Loan bore interest at 13.5% as of December 31, 2007.

On March 29, 2007, all such credit facilities, including the term loans, were amended to (i) redefine EBITDA, (ii) reset the levels and amend certain of the financial covenants, (iii) extend the termination date of the credit facilities from March 31, 2007 to June 30, 2008, (iv) permit the extension by H&H to WHX of an unsecured loan for required payments to the WHX Pension Plan, under certain conditions, and (v) permit the extension by H&H to WHX of an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million under certain conditions.  The amendments also provided for the pledge of 65% of all outstanding securities of Indiana Tube Danmark A/S, a Danish corporation and a wholly-owned indirect subsidiary of H&H., and Protechno, a French corporation and a wholly-owned indirect subsidiary of H&H.  Finally, the amendments also provided for waivers of certain events of default existing as of March 29, 2007.

On June 15, 2007, the lenders under H&H’s credit facilities granted a waiver to the events of default arising as a result of the Order of Prejudgment Attachment entered by the Superior Court of Stamford, Connecticut on December 18, 2006 in connection with the litigation known as HH East Parcel v.  Handy & Harman currently pending in the Superior Court, Stamford, Connecticut in the amount of approximately $3.5 million and the Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of Fairfield County, Connecticut to JPMorgan Chase Bank in the amount of approximately $3.5 million, and related matters.

On July 27, 2007, H&H and certain of its subsidiaries amended its credit facilities, effective as of July 20, 2007 to, among other things, (i) change the definition of EBITDA, (ii) permit additional loans by Steel Partners to H&H in an aggregate amount not to exceed approximately $7.4 million, and (iii) permit the loan, distribution or other advances by H&H to WHX of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H as permitted by these amendments.  On July 31, 2007, Steel Partners loaned H&H approximately $5.7 million.

On September 10, 2007, H&H and certain of its subsidiaries amended its credit facilities to, among other things, (i) provide for an additional term loan by Steel Partners of $8.0 million to H&H and its subsidiaries, and (ii) permit a loan by H&H to WHX of up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan.  On September 12, 2007, the Company made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, the Company’s required contributions to the WHX Pension Plan over the next five years are expected to decline and the Company believes that the full amount of the IRS Waiver has been repaid, and that all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.

On October 31, 2007, H&H and certain of its subsidiaries amended its credit facilities to, among other things, make Omni Technologies Corporation, a company acquired by H&H in 2007, a borrower under such facilities.

On January 22, 2008, H&H and certain of its subsidiaries amended its credit facilities to, effective January 11, 2008, among other things, (i) provide for a temporary reduction in the reserves required under the Wachovia Facilities from $2.5 million to $1.0 million until April 15, 2008, and (ii) revise the criteria of Foreign Accounts, as that term is defined in the agreement, to be included in the calculation of availability.

On February 14, 2008, H&H and certain of its subsidiaries amended its credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of the Term B Loan with Steel Partners in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the rights offering, less $5.0 million which shall be used to pay down the revolver under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty,  both terms as defined below in the description of the February 14, 2008 amendment by Bairnco to its credit agreements, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and its subsidiaries.

Bairnco

In connection with the Bairnco Acquisition, initial financing was provided by Steel Partners through two credit facilities.  Steel Partners extended to BZA bridge loans in the aggregate principal amount of approximately $86.5 million pursuant to the Bridge Loan Agreement between BZA and Bairnco, as borrowers, and Steel Partners, as lender.  In addition, Steel Partners extended to WHX a $15.0 million subordinated loan, which is unsecured at the WHX level, pursuant to the Subordinated Loan Agreement, between WHX, as borrower, and Steel Partners, as lender.  WHX contributed the $15.0 million proceeds of the Subordinated Loan Agreement to BZA as a capital contribution.

On July 18, 2007, Bairnco completed the refinancing of: (i) all  of its existing indebtedness under its prior debt agreement, the Bairnco Senior Secured Credit Facility, and (ii) a portion (approximately $56.7 million) of its existing indebtedness under the Bridge Loan Agreement, as follows:

On July 18, 2007, Bairnco and certain of its subsidiaries entered into the First Lien Credit Agreement with Wells Fargo,, which provides for a revolving credit facility to the borrowers in an aggregate principal amount not to exceed $30.0 million and a term loan facility of $28.0 million, (ii) the Second Lien Credit Agreement with Ableco, which provides for a term loan facility to the borrowers of $48.0 million, and (iii) the Subordinated Debt Credit Agreement with Steel Partners,  providing for a term loan of approximately $31.8 million.  The Subordinated Debt Credit Agreement amended and restated the Bridge Loan Agreement.

The First Lien Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $30.0 million and a term loan facility to the Borrowers of $28.0 million.  Borrowings under the First Lien Credit Agreement bear interest, (A) in the case of base rate loans, at 0.25% above the Wells Fargo prime rate, (B) in the case of LIBOR rate loans, at rates of 2.00% or 2.50%, as applicable, above the LIBOR rate, and (C) otherwise, at a rate equal to the Wells Fargo prime rate minus 0.25%.  The revolving and term loans under the First Lien Credit Agreement bore interest at rates ranging from 6.87% to 7.58% as of December 31, 2007.  Obligations under the First Lien Credit Agreement are guaranteed by certain of Bairnco’s subsidiaries, and secured by a first priority lien on all assets of Bairnco and such subsidiaries. Principal payments for the term loans under the First Lien Credit Agreement are due in monthly installments of $0.2 million. The scheduled maturity date of the indebtedness under the First Lien Credit Agreement is July 17, 2012.

The Second Lien Credit Agreement provides for a term loan facility of $48.0 million.  Borrowings under the Second Lien Credit Agreement bear interest, in the case of base rate loans, at 3.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate, and, in the case of LIBOR rate loans, at 6.00 % above the LIBOR rate. The Second Lien Credit Agreement bore interest at 11.2% as of December 31, 2007. Obligations under the Second Lien Credit Agreement are guaranteed by Bairnco and certain of its subsidiaries, and secured by a second priority lien on all of their assets. Principal payments for the term loans under the Second Lien Credit Agreement are due on the maturity date, which is July 17, 2012.

The First Lien Credit Agreement and Second Lien Credit Agreement contain affirmative, negative, and financial covenants (including, for the applicable periods set forth therein, permitting TTM EBITDA to be less than $14.0 million to $18.0 million, having a Leverage Ratio of more than 6.74:1.0 to 5.0:1.0, having a Fixed Charge Coverage Ratio of less than 0.75:1.0 to 1.0:1.0 and making Capital Expenditures in excess of $9.0 million in any fiscal year, as such terms are defined therein).

The Subordinated Debt Credit Agreement with Steel Partners provides for a term loan facility in the amount of approximately $31.8 million.  All borrowings under the Subordinated Debt Credit Agreement bear interest at 6.75% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate. The interest rate under the Subordinated Debt Credit Agreement as of December 31, 2007 was 14.0%.  Principal, interest and all fees payable under the Subordinated Debt Credit Agreement are due and payable on the scheduled maturity date, January 17, 2013. Obligations under the Subordinated Debt Credit Agreement are guaranteed by Bairnco and certain of its subsidiaries, and secured by a subordinated priority lien on their assets.  The Subordinated Debt Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions.

H&H and Bairnco have not been in compliance with certain of their bank covenants and have been required to obtain waivers from their lenders related to such covenants.  Upon receipt of such waivers, the Company has been in compliance.

On February 14, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.   In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the rights offering by March 31, 2008 in Bairnco and for such  proceeds to be used to prepay at least $10 million under the Wells Fargo term loan, (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.

The Subordinated Loan Agreement provided for a subordinated term loan of $15 million from Steel Partners to WHX, which is unsecured at the WHX level.  Borrowings under the Subordinated Loan Agreement bear pay-in-kind interest at a rate per annum equal to the prime rate of JP Morgan Chase plus 7.75%, with a minimum interest rate of 16% per annum and a maximum interest rate of 19% per annum.  The interest rate under the Subordinated Loan Agreement as of December 31, 2007 was 16.0%.  Obligations under the Subordinated Loan Agreement are guaranteed by Bairnco and certain of its subsidiaries and secured by a junior lien on the assets of Bairnco and certain of its subsidiaries and capital stock of certain of Bairnco’s subsidiaries. Principal and interest due under the Subordinated Loan Agreement matures April 2009.

Other Obligations

Pension Plan

On December 20, 2006, the IRS granted a conditional waiver of the minimum funding requirements for the WHX Pension Plan for the 2005 plan year in accordance with section 412 (d) of the Internal Revenue Code and section 303 of ERISA, which had not been paid by the Company due to liquidity issues.  On December 28, 2006, WHX, H&H, and the PBGC entered into the PBGC Settlement Agreement in connection with the IRS Waiver and certain other matters.  The IRS Waiver is subject to certain conditions, including a requirement that the Company meet the minimum funding requirements for the WHX Pension Plan for the plan years ending December 31, 2006 through 2010, without applying for a waiver of such requirements.  The PBGC Settlement Agreement and related agreements include the following: (i) the amortization of the waived amount of $15.5 million over a period of five years, (ii) the PBGC’s consent to increase borrowings under H&H’s senior credit facility to $125 million in connection with the closing of an acquisition, (iii) the resolution of any potential issues under Section 4062(e) of ERISA, in connection with the cessation of operations at certain facilities owned by WHX, H&H or their subsidiaries, and (iv) the granting to the PBGC of subordinate liens on the assets of H&H and its subsidiaries, and specified assets of WHX, to collateralize WHX’s obligation to pay the Waiver Amount to the WHX Pension Plan and to make certain payments to the WHX Pension Plan in the event of its termination.  Payments made during 2006 and 2007 were $13.1 million and $21.6 million, respectively.  On September 12, 2007, the Company made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contributions under ERISA.  As a result of such accelerated contribution, our required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.  Our expected minimum funding requirements are $0.0, $2.5 million, $2.7 million, $0.8 million and $0.0 for 2008, 2009, 2010, 2011 and 2012, respectively.  All minimum funding requirement calculations reflect the Pension Protection Act of 2006 as well as all other relevant rules. On February 28, 2008, the Company adopted an amendment to the WHX Pension Plan allowing certain Wheeling-Pittsburgh Steel Corporation participants to elect to receive, between March 1, 2008 and August 31, 2008, a single lump sum payment in lieu of all benefits otherwise payable under the WHX Pension Plan. The election was made available to more than 2,100 participants of the WHX Pension Plan. Without regard to the number of participants who elect to participate in this distribution, there will be no material effect upon the funded status of the WHX Pension Plan or on the estimated minimum funding requirements.

Environmental Issues

H&H’s facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment.  It could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws.  H&H has incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by it (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which H&H disposed of hazardous substances.  As of December 31, 2007, H&H has established a reserve totaling $7.8 million with respect to certain presently estimated environmental remediation costs at certain of its facilities.  This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs.  In addition, H&H expects that future regulations, and changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards.  Compliance with such requirements may make it necessary for H&H to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to H&H.

Mandatorily Redeemable Preferred Stock

On October 26, 2005, WHX CS Corp. (“CS”), a wholly-owned subsidiary of WHX, entered into a Stock Purchase Agreement by and between CS and Steel Partners.  Pursuant to this agreement, CS sold 1,000 shares of Series A preferred stock, par value $0.01 per share (the “WHX CS Preferred”), to Steel Partners.  Steel Partners paid a purchase price of $5,100 per share or an aggregate purchase price of $5.1 million.  The proceeds of the sale were used by CS to purchase 1,898,337 shares of CoSine Communications, Inc.  The WHX CS Preferred accrue dividends at 6.0% per annum.  The WHX CS Preferred were required to be redeemed by CS for $5.1 million plus all accrued and unpaid dividends on October 26, 2006 or, at the sole option of the Board of Directors of CS, on any earlier date.  However, there was no such redemption on that date.

Pension Plan Contingency Arising from the WPC Group Bankruptcy

The WPC Group was a wholly owned subsidiary of WHX.  On November 16, 2000, the WPC Group filed a petition seeking reorganization under Chapter 11 of the Bankruptcy Code.  The WPC Group Chapter 11 Plan of Reorganization (the “WPC POR”) was consummated on August 1, 2003, pursuant to which, among other things, the WPC Group ceased to be a subsidiary of WHX effective August 1, 2003, and from that date forward has been an independent company.

As part of the WPC POR, the Company agreed to make certain contributions (the “WHX Contributions”) to the reorganized company.  Under the WHX Contributions, the Company forgave the repayment of its claims against the WPC Group of approximately $39.0 million and, additionally, contributed to the reorganized company $20.0 million of cash, for which the Company received a note in the amount of $10.0 million.  The note was fully reserved upon receipt.

On March 6, 2003, the PBGC published its Notice of Determination (“Notice”) and on March 7, 2003 filed a Summons and Complaint (“Complaint”) in United States District Court for the Southern District of New York seeking the involuntary termination of the WHX Pension Plan, a defined-benefit pension plan sponsored by the Company that provides pension benefits to active and retired employees of WHX and H&H and certain benefits to active and retired employees or members of the WPC Group.  WHX filed an answer to this complaint on March 27, 2003, contesting the PBGC’s action.  On July 24, 2003, the Company entered into an agreement among the PBGC, WPC, WPSC, and the United Steelworkers of America, AFL-CIO-CLC (“USWA”) in settlement of matters relating to the PBGC V. WHX Corporation (“Termination Litigation”), in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, among other things, WHX agreed (a) that the WHX Pension Plan, as it is currently constituted, is a single employer pension plan, (b) to contribute funds to the WHX Pension Plan equal to moneys spent (if any) by WHX or its affiliates to purchase the 10 1/2% Senior Notes in future open market transactions, and (c) to grant to the PBGC a pari passu security interest of up to $50.0 million in the event WHX obtained any future financing on a secured basis or provided any security or collateral for the 10 1/2% Senior Notes.

Also under the settlement, all parties agreed that as of the effective date of the WPC POR, (a) no shutdowns had occurred at any WPC Group facility, (b) no member of the WPC Group is a participating employer under the WHX Pension Plan, (c) continuous service for WPC Group employees was broken, (d) no WPC Group employees will become entitled to “Rule of 65” or “70/80” Retirement Benefits (collectively, “Shutdown Benefits”) by reason of events occurring after the effective date of the WPC POR, and (e) the WHX Pension Plan would provide for a limited early retirement option to allow up to 650 WPSC USWA-represented employees the right to receive retirement benefits based on the employee’s years of service as of July 31, 2003 with a monthly benefit equal to $40 multiplied by the employee’s years of service.

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

Off-balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge.  The value of consigned precious metal is not included in the Company’s balance sheet.  As of December 31, 2007, the Company held customer metal comprised of 795,336 ounces of silver, 779 ounces of gold, and 1,346 ounces of palladium.  The market value per ounce of silver, gold, and palladium as of December 31, 2007 was $14.81, $834.70, and $364.00, respectively

Summary

The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the reduction of certain discretionary expenses and sale of certain non-core assets.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations could impair its liquidity, and would likely have a material adverse effect on its business, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

The Company believes that recent new and amended financing arrangements, significant payments made during 2007 to the WHX Pension Plan and complete satisfaction of the IRS Waiver, acquisitions, the sale of a non-essential operating unit, as well as continuing improvements in its core operations and the substantial completion of a major remediation of property relating to certain environmental liabilities have permitted the Company to generate sufficient working capital to meet its obligations as they mature.  The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s ability to meet its business plan.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, will be adequate to meet its current and anticipated cash requirements.  However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

As noted above, the Company has taken the following actions, which it believes will improve liquidity and help provide for adequate liquidity to fund the Company’s capital needs:

•
The Company requested and obtained, on December 20, 2006, a conditional waiver from the IRS of the $15.5 million minimum funding requirement for the WHX Pension Plan for the 2005 plan year.  On December 28, 2006, WHX, H&H, and the PBGC entered into the PBGC Settlement Agreement in connection with the IRS Waiver and certain other matters.  The Company made substantial payments to its WHX Pension Plan during 2006 and 2007of $13.1 million and $21.6 million, respectively, including a payment on September 12, 2007 of $13.0 million, which exceeded minimum required contributions under ERISA.  As a result of such accelerated contribution, our required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.  Our expected minimum funding requirements are $0.0, $2.5 million, $2.7 million, $0.8 million and $0.0 for 2008, 2009, 2010, 2011 and 2012, respectively.  All minimum funding requirement calculations reflect the Pension Protection Act of 2006 as well as all other relevant rules.  On various dates in 2007 and 2008, H&H and certain of its subsidiaries amended the Wachovia Facilities and the Term B Loan.  These agreements were each amended to, among other things, (i) extend the maturity date to June 30, 2009 (ii) reset the levels of certain financial covenants, (iii) grant a waiver to the events of default arising as a result of the attachment and garnishment of $3.5 million in connection with certain litigation, (iv) permit additional loans by Steel Partners to H&H, (v) permit loans or advances from H&H to WHX, subject to certain conditions, (vi) allow for the acquisition of Omni Technologies Corporation, (vii) allow for the prepayment of the Term B Loan in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the WHX rights offering, less $5 million to be used to pay down the revolver under the Wachovia Facilities, (viii) consent to the terms of the H&H Security Agreement and the H&H Guaranty which were granted in connection with amendments to Bairnco’s debt agreements, and (ix) amend applicable interest rates.  The Wachovia Facilities were also amended to permit an additional term loan to H&H of $4.0 million, funded by Ableco.  (Please see “Debt” section of this Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about these amendments).

•
On October 18, 2007, WHX filed a registration statement on Form S-1 with the SEC for a proposed rights offering to its existing stockholders, and subsequently filed Amendments thereto dated November 30, 2007 and December 21, 2007.  The proposed rights offering will be made through the distribution of non-transferable subscription rights to purchase shares of WHX’s common stock, par value $0.01 per share, at a subscription price to be determined.  Assuming the proposed rights offering is fully subscribed, WHX could receive gross proceeds of approximately $200 million, less expenses of the rights offering.  The proposed rights offering includes an oversubscription privilege which permits each rights holder, that exercises its rights in full, to purchase additional shares of common stock that remain unsubscribed at the expiration of the offering.  This oversubscription privilege is subject to (i) the availability and allocation of shares among persons exercising this oversubscription privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without endangering the availability of the Company’s NOLs under Section 382 of the Internal Revenue Code, in each case as further described in the rights offering documents.  Steel Partners has indicated that it intends to exercise all of its rights and to oversubscribe for the maximum number of shares it can oversubscribe for without (i) endangering the availability of the Company’s NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding shares of WHX’s common stock.  A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The purpose of this proposed rights offering is to raise equity capital in a cost-effective manner that gives all WHX’s stockholders the opportunity to participate. The net proceeds will be used to (i) make partial payments to certain senior lenders to certain wholly-owned subsidiaries of WHX and/or to contribute to the working capital of such subsidiaries, (ii) redeem preferred stock which is held by Steel Partners, and was issued by a wholly-owned subsidiary of WHX, (iii) to purchase shares of common stock of CoSine Communications, Inc. from Steel Partners, (iv) to repay WHX indebtedness to Steel Partners, and (v) to repay indebtedness of  wholly-owned subsidiaries of WHX to Steel Partners.

•
The acquisition of Bairnco in April 2007 for approximately $101.5 million, which we believe will prove to be a valuable acquisition. On July 17, 2007, Bairnco completed the refinancing of: (i) all of its indebtedness under its existing credit facility and (ii) approximately $56.7 million of indebtedness under the Bridge Loan Agreement with Steel Partners. Availability under Bairnco’s revolving credit facility as of December 31, 2007 was $5.3 million, and as of February 29, 2008, was approximately $6.1 million.  On February 14, 2008, Bairnco and certain of its subsidiaries amended its First Lien Credit Agreement with Wells Fargo and its Second Lien Credit Agreement with Ableco to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10.0 million, secured by a second lien on all of the assets of H&H pursuant to the H&H Security Agreement and the H&H Guaranty”. In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreementwas also amended to, among other things, provide for either (i) the Company to invest $10.0 million from the proceeds of the WHX rights offering by March 31, 2008 in Bairnco and for such  proceeds to be used to prepay at least $10.0 million under the First Lien Credit Agreement Term Loan, (ii) Steel Partners to issue a limited $10.0 million guaranty, or (iii) a capital or debt infusion of $10.0 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.

•
The acquisition by a subsidiary of H&H of a mechanical roofing fastener business for approximately $26 million, on December 28, 2006, which we believe will prove to be a valuable acquisition which will solidify H&H’s position as a leading manufacturer and supplier of mechanical fasteners, accessories and components, and building products for the North American commercial and residential construction industry.  Also, in November 2007, H&H purchased all of the outstanding common stock of Omni Technologies Corporation of Danville, a manufacturer of flux cored brazing wire and metal powders used for brazing and soldering pastes.

•	The sale in March 2007 of a non-core business which had generated operating losses in 2006.

•	The substantial completion of remediation of property relating to certain environmental liabilities.

In view of the matters described in the preceding paragraphs, management believes that the Company has the ability to meet its financing requirements on a continuing basis for at least the next twelve months.  However, if the Company’s planned cash flow projections are not met, management could consider the reduction of certain discretionary expenses and sale of certain assets.  In the event that these plans are not sufficient and the Company’s credit facilities are not adequate, the Company’s ability to operate could be materially adversely affected.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, intangibles, accrued expenses, income taxes, pensions and other post-retirement benefits, and contingencies and litigation.  Estimates are based on historical experience, future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the consolidated financial statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s financial statements.  The following is a brief discussion of the critical accounting policies and methods used by the Company.

Inventories

H&H holds precious metal positions that are subject to market fluctuations. The precious metal inventory is included in inventory using the LIFO method of inventory valuation, which is equal to the lower of cost or market, with any adjustments recorded through cost of goods sold. For precious metals inventories, no segregation among raw materials, work in process and finished goods is practicable.

Non-precious metal inventories are stated at the lower of cost or market.  Non-precious metal inventory is evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and is adjusted accordingly.  If actual market conditions are less favorable than those projected by H&H, write-downs may be required.

Derivatives

H&H enters into commodity futures and forwards contracts on precious metals that are subject to market fluctuations in order to economically hedge its precious metals inventory against price fluctuations.  Future and forward contracts to sell or buy precious metal are the derivatives used for this objective.   The Company also economically hedges its exposure on variable interest rate debt at one of its foreign subsidiaries.   As these derivatives are not designated as accounting hedges under SFAS No. 133, they are accounted for as derivatives with no hedge designation.  These derivatives are marked to market and both realized and unrealized gains and losses on these derivatives are recorded in current period earnings as other income (loss) in the case of the precious metal contracts and in interest expense with respect to the interest rate derivative.  The unrealized gain or loss (open trade equity) on the derivatives is included in other current assets or other current liabilities, respectively.

As of December 31, 2007 and 2006, the Company had contracted for $11.6 million and $17.3 million, respectively, of forward contracts with a AA- rated counter party, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

Goodwill, Other Intangibles and Long-Lived Assets

Goodwill is reviewed annually for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The evaluation of the recoverability of the unamortized balance of goodwill is based on a comparison of the respective reporting unit’s fair value to its carrying value, including allocated goodwill. Fair values are determined by discounting estimated future cash flows. The recoverability of goodwill may be impacted if estimated future operating cash flows are not achieved.  Other intangible assets with indefinite lives are subjected to an annual lower of cost or fair value impairment test.  Intangible assets with finite lives are amortized over their estimated useful lives. We also estimate the depreciable lives of property, plant and equipment, and review the assets for impairment if events, or changes in circumstances, indicate that we may not recover the carrying amount of an asset. Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value, and are included in Other Non-Current Assets in the consolidated balance sheets.

Pension and Postretirement Benefit Costs

H&H, Bairnco and certain of their respective subsidiaries maintain qualified and several non-qualified pension plans and other postretirement benefit plans. Pension benefits for the WHX and H&H participants included in the WHX Pension Plan are based on years of service and the amount of compensation at the time of retirement. However, the qualified pension benefits were frozen for most participants as of December 31, 2005 and April 30, 2006 for hourly and salaried non-bargaining participants, respectively, with the exception of a single subsidiary.

The Company’s pension and postretirement benefit costs are developed from actuarial valuations.  Inherent in these valuations are key assumptions including discount rates and expected long-term rates of return on plan assets.  Material changes in the Company’s pension and postretirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, changes to the level of contributions to these plans and other factors.

The Company determines its actuarial assumptions for its pension and postretirement plans on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year.  The discount rate assumption is derived from the rate of return on high quality bonds as of December 31 of each year.

The Plan’s assets are diversified as to type of assets, investment strategies employed, and number of investment managers used.  Investments may include equities, fixed income, cash equivalents, convertible securities, and hedge funds.  Derivatives may be used as part of the investment strategy.  The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company.

Management uses judgment to make assumptions on which our employee benefit liabilities and expenses are based. The effect of a 1% change in two key assumptions for the WHX Pension Plan is summarized as follows:

Assumptions	Statement of Operations (1)	Balance Sheet Impact (2)
	(in millions)
Discount rate
+1% increase	$(1.7)	$(37.2)
-1% decrease	1.6	40.8

Expected return on assets
+1% increase	(3.8)
-1% decrease	3.8

(1) Estimated impact on 2007 net periodic benefit costs.
(2) Estimated impact on 2007 pension liability.

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures.  The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2007, total accruals for environmental remediation were $7.8 million.

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

Purchase Price Allocation

The Company records assets and liabilities of acquired companies at their fair value in accordance with SFAS No. 141 “Business Combinations.”  In April 2007, the Company acquired Bairnco.  The fair value of inventory was determined using the cost method for raw materials and the comparative sales method for work in process and finished goods.  Fixed assets were valued using the cost method.  The fair value of intangible assets was determined using discounted cash flow methodologies.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. SFAS No. 141R also requires that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. The Company will adopt SFAS No.141R on January 1, 2009 and is currently evaluating this statement to determine its effect, if any, on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157; “Fair Value Measurements” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting  SFAS No. 157 on its consolidated financial position and results of operations.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
WHX Corporation

We have audited the accompanying consolidated balance sheets of WHX Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit and comprehensive loss for each of the two years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(b)(1) and Item 15 (b)(2).  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WHX Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions as of January 1, 2007, in connection with the adoption of Financial Accounting Standards Board Interpretation No.48, "Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS Statement 109."

/s/ GRANT THORNTON LLP

New York, NY
March 31, 2008

WHX CORPORATION
Consolidated Statements of Operations
	Year ended December 31,
	2007	2006

	(in thousands except per share)

Net sales	$637,866	$460,963
Cost of goods sold	505,341	376,389
Gross profit	132,525	84,574
Selling, general and administrative expenses	111,387	63,551
Asset impairment	-	5,195
Proceeds from insurance claims	(6,538)	(810)
Environmental remediation expense	4,678	2,909
Restructuring charges	-	2,420
Loss (gain) on disposal of assets	283	(31)
Income from operations	22,715	11,340
Other:
Interest expense	39,488	22,535
Realized and unrealized loss on derivatives	1,888	7,993
Other expense (income)	272	1,644
Loss from continuing operations before taxes	(18,933)	(20,832)
Tax provision	1,838	31
Loss from continuing operations, net	(20,771)	(20,863)
Discontinued operations:
Loss from discontinued operations	-	(167)
Gain on disposal, net of tax	-	2,880
Net income from discontinued operations, net of tax	-	2,713
Net loss	$(20,771)	$(18,150)

Basic and diluted per share of common stock
Income (loss) from continuing operations	$(2.08)	$(2.09)
Discontinued operations	-	0.27

Net income (loss) per share	$(2.08)	$(1.82)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
Consolidated Balance Sheets	December 31,
	2007	2006
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,090	$4,776
Trade receivables, less allowance for doubtful accounts
of $2,776 and $1,090	89,546	58,697
Inventories	83,709	57,177
Deferred income taxes	3,339	339
Assets held for sale	-	3,967
Other current assets	12,023	5,611
Total current assets	194,707	130,567

Property, plant and equipment, at cost less
accumulated depreciation and amortization	124,336	78,120
Goodwill	64,317	53,030
Other intangibles, net	39,892	15,242
Other non-current assets	18,337	16,906
	$441,589	$293,865

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Trade payables	$49,053	$39,194
Accrued environmental liability	7,805	9,421
Accrued liabilities	40,308	28,092
Accrued interest expense - related party	19,615	10,191
Current portion of long-term debt	7,513	4,778
Short-term debt - related party	5,100	5,100
Short-term debt	50,180	35,221
Deferred income taxes	142	123
Total current liabilities	179,716	132,120

Long-term debt	141,678	70,901
Long-term debt - related party	154,901	89,627
Accrued pension liability	15,653	53,445
Other employee benefit liabilities	7,595	8,667
Deferred income taxes	8,217	2,868
Other long term liabilities	3,374	-
	511,134	357,628

Commitments and contingencies

Stockholders' (deficit) equity:
Preferred stock - $.01 par value; authorized 5,000 shares;
issued and outstanding -0- shares as of
December 31, 2007 and 2006	-	-
Common stock - $.01 par value; authorized 50,000 and
40,000 shares, respectively; issued and outstanding: 10,000 shares as
of December 31, 2007 and 2006	100	100
Warrants	1,287	1,287
Accumulated other comprehensive loss	(32,559)	(47,335)
Additional paid-in capital	395,748	394,308
Accumulated deficit	(434,121)	(412,123)
	(69,545)	(63,763)
	$441,589	$293,865

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
Consolidated Statements of Cash Flows	2007	2006
	(in thousands)
Cash flows from operating activities:
Net loss	$(20,771)	$(18,150)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	18,242	12,401
Non-cash stock based compensation	1,612	-
Acquired in-process research and development and backlog	1,851	-
Asset impairment charge	-	5,195
Unrealized loss on equity investment	-	820
Amortization of debt related costs	2,111	2,167
Payment in kind interest on related party debt	4,721	-
Other postretirement benefits	514	9
Deferred income taxes	(531)	293
Curtailment of employee benefit obligations	727	128
(Gain) loss on asset dispositions	282	(31)
Equity in after-tax income of affiliated companies	(66)	(134)
Gain on sale of investment in an affiliate	-	(188)
Unrealized (gain) loss on derivatives	(103)	(692)
Reclassification of net cash settlements on derivative instruments	1,991	8,685
Discontinued operations	-	(4,518)
Decrease (increase) in operating assets and liabilities
net of effect of acquisitions:
Trade receivables	2,114	1,987
Inventories	13,826	4,649
Other current assets	1,699	1,182
Accrued interest expense-related party	9,424	8,693
Other current liabilities	(39,954)	(38,683)
Other items-net	(42)	(1,143)
Discontinued operations	-	(401)
Net cash used in operating activities	(2,353)	(17,731)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(102,595)	(25,971)
Plant additions and improvements	(10,226)	(7,695)
Net cash settlements on derivative instruments	(1,991)	(8,685)
Proceeds from sales of assets	4,314	278
Proceeds from sales of investment in an affiliate	-	616
Discontinued operations	-	7,310
Net cash used in investing activities	(110,498)	(34,147)
Cash flows from financing activities:
Proceeds from term loans - related party	115,929	19,000
Proceeds from term loans - domestic	76,000	56,000
Proceeds from term loans - foreign	93	-
Net revolver borrowings (repayments)	3,368	(10,759)
Repayment of term loans - related party	(55,376)	-
Repayments of term loans - foreign	(588)	(462)
Repayments of term loans - domestic	(22,127)	(8,460)
Other	453	-
Deferred finance charges	(3,671)	(610)
Net change in overdrafts	(102)	(2,429)
Net cash provided by financing activities	113,979	52,280
Net change for the year	1,128	402
Effect of exchange rate changes on net cash	186	298
Cash and cash equivalents at beginning of period	4,776	4,076
Cash and cash equivalents at end of year	$6,090	$4,776

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX Corporation
Consolidated Statements of Changes in Stockholders' (Deficit) Equity and Comprehensive Income (Loss)

(Dollars and shares in thousands)
	Common Stock			Accumulated Other Comprehensive	Accumulated	Capital in Excess of	Total Stockholders'
	Shares	Amount	Warrants	Income (Loss)	Deficit	Par Value	(Deficit) Equity

Balance, January 1, 2006	10,000	$100	$1,287	$(57,426)	$(393,973)	$394,308	$(55,704)

Current period change	-	-	-	11,293	-	-	11,293
Net loss	-	-	-	-	(18,150)	-	(18,150)
Total comprehensive loss							(6,857)
Adoption of SFAS No. 158	-	-	-	(1,202)	-	-	(1,202)

Balance, December 31, 2006	10,000	$100	$1,287	$(47,335)	$(412,123)	$394,308	$(63,763)

Current period change	-	-	-	14,776	-	-	14,776
Net loss	-	-	-	-	(20,771)	-	(20,771)
Total comprehensive loss							(5,995)
Adoption of FIN 48	-	-	-	-	(1,227)	-	(1,227)
Amortization of stock options	-	-	-	-	-	1,440	1,440

Balance, December 31, 2007	10,000	$100	$1,287	$(32,559)	$(434,121)	$395,748	$(69,545)

	Year Ended December 31,
	2007	2006

Comprehensive Income (Loss)
Net loss	$(20,771)	$(18,150)

Changes in pension plan assets and other benefit obligations:
Curtailment adjustment	1,346	-
Current year actuarial (gain)/loss	9,884	-
Amortization of actuarial (gain)/loss	1,082	-
Amortization prior service credit/(cost)	(165)	-
Minimum pension liability adjustment	-	10,431

Foreign currency translation adjustment	2,629	862
Comprehensive loss	$(5,995)	$(6,857)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Organization

WHX Corporation (“WHX”) is a holding company that invests in and manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), which is a diversified manufacturing company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco Corporation (“Bairnco”).  Bairnco operates business units in three reportable segments: Arlon Electronic Materials (“Arlon EM”), Arlon Coated Materials (“Arlon CM”), and Kasco Replacement Products and Services (“Kasco”).  H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, are referred to herein as the “Company”.

Note 1a - Management’s Plans and Liquidity

The Company incurred net losses of $20.8 million and $18.2 million for the years ended December 31, 2007and 2006, respectively, and had negative cash used in operating activities of $2.4 million and $17.7 million for the years ended December 31, 2007and 2006, respectively.  As of December 31, 2007, the Company had an accumulated deficit of $434.1 million.  On February 14, 2008, H&H and certain of its subsidiaries amended its Loan and Security Agreement with Wachovia Bank, National Association (the “Wachovia Facilities”) and its Loan and Security Agreement with Steel Partners (the “Term B Loan”) to, among other things, extend the maturity date to June 30, 2009.  Bairnco’s bank debt was refinanced in July 2007 with a new scheduled maturity of 2012.  H&H and Bairnco have not been in compliance with certain of their bank covenants and have been required to obtain waivers from their lenders related to such covenants.  Upon receipt of such waivers, the Company has been in compliance.

In recent years, the Company experienced liquidity issues.  On March 7, 2005, WHX, the parent company, filed a voluntary petition (“Bankruptcy Filing”) to reorganize under Chapter 11 of the United States Bankruptcy Code. It emerged from protection under Chapter 11 on July 29, 2005 (the "Effective Date").  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX (with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $7.0 million, of which approximately $3.4 million has been distributed, (iii) the loan, distribution or other advance of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $3.2 million has already been distributed, and (iv) up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan, which contribution of $13.0 million was made on September 12, 2007.  H&H’s credit facilities are collateralized by substantially all of H&H’s assets.  Similarly, Bairnco’s bank credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco.

Since emerging from bankruptcy, due to covenant restrictions in their respective credit facilities, there have been no dividends from H&H or Bairnco to WHX and WHX’s sources of cash flow have consisted of:

•	The issuance of $5.1 million in preferred stock by a newly created subsidiary in October 2005, which was invested in the equity of a public company (CoSine Communications Inc.);
•
Partial payment by H&H of a subordinated debt to WHX of $9.0 million, which required the approval of the banks participating in the H&H credit facilities.  Subsequent to this transaction in 2006, the remaining intercompany loan balance of the subordinated debt of $44.2 million was converted to equity;

•
As permitted by the March 29, 2007 amendment and waiver to the H&H credit facilities, an unsecured loan from H&H for required payments to the WHX Pension Plan, and an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million (subsequently amended on February 14, 2008 to $7.0 million), of which approximately $3.4 million has been distributed;

•	A $15.0 million subordinated loan from Steel Partners pursuant to the Subordinated Loan Agreement which WHX used to fund a capital contribution to BZA to finance in part the Bairnco Acquisition;
•
As permitted by the July 27, 2007 amendment to the H&H credit facilities, an unsecured loan, distribution or other advance from H&H to WHX of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $3.2 million has already been distributed; and

•
As permitted by a September 10, 2007 amendment to the H&H credit facilities, an unsecured loan from H&H of $13.0 million which was used by WHX to make a payment to the WHX Pension Plan on September 12, 2007.

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of non-core assets, and (iv) from the proceeds of a proposed rights offering  (see Note 16).  In addition, the proceeds of the proposed rights offering are expected to be used to redeem preferred stock and to retire indebtedness, and accordingly will not be available for general corporate purposes, except that $5 million of which shall be used to pay down the revolver under the Wachovia Facilities pursuant to a February 14, 2008 amendment to H&H’s credit facilities.

As of December 31, 2007, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX (collectively, its “Unrestricted Subsidiaries”) had cash of approximately $0.7 million and current liabilities of approximately $7.3 million, including $5.8 million of mandatorily redeemable preferred shares plus accrued dividends payable to a related party.

H&H’s availability under its credit facilities as of December 31, 2007 was $12.3 million, and as of February 29, 2008, was approximately $18.6 million. See Note 11 for a description of H&H’s credit facilities, including recent amendments.

In connection with the closing of the Bairnco Acquisition (see Note 5) in April 2007, initial financing was provided by Steel Partners II, L.P, a 50.3% stockholder of WHX (“Steel Partners”) through two credit facilities.  Steel Partners extended bridge loans in the aggregate principal amount of approximately $86.5 million pursuant to a Loan and Security Agreement (the “Bridge Loan Agreement”), between BZA and Bairnco, as borrowers, and Steel Partners, as lender.  In addition, Steel Partners extended to WHX a $15.0 million subordinated loan, which is unsecured at the WHX level, pursuant to a Subordinated Loan and Security Agreement, dated as of April 17, 2007 (the “Subordinated Loan Agreement”) between WHX, as borrower, and Steel Partners, as lender.  WHX contributed the $15.0 million proceeds of the subordinated loan to Bairnco as a capital contribution.

On July 18, 2007, Bairnco and certain of its subsidiaries entered into (i) the First Lien Credit Agreement with Wells Fargo, which provides for a revolving credit facility to the borrowers in an aggregate principal amount not to exceed $30.0 million and a term loan facility of $28.0 million, (ii) the Second Lien Credit Agreement with Ableco, which provides for a term loan facility to the borrowers of $48.0 million., and (iii) the Subordinated Debt Credit Agreement with Steel Partners as lender providing for a term loan of approximately $31.8 million, and completed the refinancing of: (A) all existing indebtedness of Bairnco and its subsidiaries under the Bairnco Senior Secured Credit Facility and (B) approximately $56.7 million of the indebtedness under the Bridge Loan Agreement.  The Subordinated Debt Credit Agreement amended and restated the Bridge Loan Agreement.  The scheduled maturity date of the indebtedness under each of the First Lien Credit Agreement and Second Lien Credit Agreement is July 17, 2012, and the scheduled maturity date of the indebtedness under the Subordinated Debt Credit Agreement is January 17, 2013.

Bairnco’s availability under its credit facilities as of December 31, 2007 was approximately $5.3 million, and as of February 29, 2008, was approximately $6.1 million.  See Note 11 for a description of Bairnco’s credit facilities, including amendments.

In addition to the obligations under the current credit facilities, the Company also has significant cash flow obligations, including without limitation the amounts due to the WHX Pension Plan (as amended by the IRS Waiver and PBGC Settlement Agreement entered into December 28, 2006) and paying administrative costs.  As a result of the $13.0 million contribution to the WHX Pension Plan in September 2007, however, the Company's required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released. (See Note 6 regarding the Company’s pension and benefit plans).

 There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. However, as discussed further below, the Company believes that recent new and amended financing arrangements, significant payments made during 2007 to the WHX Pension Plan and the complete satisfaction of the IRS Waiver, acquisitions, the sale of a non-essential operating unit, as well as continuing improvements in its core operations and the substantial completion of a major remediation of property relating to certain environmental liabilities have permitted the Company to generate sufficient working capital to meet its obligations as they mature for at least the next 12 months.  The ability of the Company to meet its cash requirements over the next twelve months is dependent, in part, on the Company’s ability to meet its business plan.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, are adequate to meet its current and anticipated cash requirements. The Company also continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the reduction of certain discretionary expenses and sale of certain non-core assets.   However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

As more fully described in the specific notes to these financial statements, the Company has taken the following actions which it believes will improve liquidity and help provide for adequate liquidity to fund the Company’s capital needs for the next twelve months:

•
The Company requested and obtained, on December 20, 2006, a conditional waiver from the IRS of the $15.5 million minimum funding requirement for the WHX Pension Plan for the 2005 plan year.  On December 28, 2006, WHX, H&H, and the PBGC entered into the PBGC Settlement Agreement in connection with the IRS Waiver and certain other matters.  The Company made substantial payments to its WHX Pension Plan during 2006 and 2007 of $13.1 million and $21.6 million, respectively, including a payment on September 12, 2007 of $13.0 million, which exceeded minimum required contributions under ERISA.  As a result of such accelerated contribution, our required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.  Our expected minimum funding requirements are $0.0, $2.5 million, $2.7 million, $0.8 million and $0.0 for 2008, 2009, 2010, 2011 and 2012, respectively.  All minimum funding requirement calculations reflect the Pension Protection Act of 2006 as well as all other relevant rules.

•
On various dates in 2007 and 2008, H&H and certain of its subsidiaries amended the Wachovia Facilities and the Term B Loan.  These agreements were each amended to, among other things, (i) extend the maturity date to June 30, 2009, (ii) grant a waiver to the events of default arising as a result of the attachment and garnishment of $3.5 million in connection with certain litigation, (iii) permit additional loans by Steel Partners to H&H, (iv) permit loans or advances from H&H to WHX, subject to certain conditions, (v) allow for the acquisition of Omni Technologies Corporation, (vi) allow for the prepayment of the Term B Loan in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the WHX rights offering, less $5 million to be used to pay down the revolver under the Wachovia Facilities,  (vii), reset the levels of certain financial covenants, (viii) consent to the terms of the H&H Security Agreement and the H&H Guaranty which were granted in connection with amendments to Bairnco’s debt agreements, and (v) amend applicable interest rates.  The Wachovia Facilities were also amended to permit an additional term loan to H&H of $4.0 million, funded by Ableco (see Note 11- “Debt” for additional information about these amendments).

•
On October 18, 2007, WHX filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for a proposed rights offering to its existing stockholders, and subsequently filed Amendments thereto dated November 30, 2007 and December 21, 2007.  The proposed rights offering will be made through the distribution of non-transferable subscription rights to purchase shares of WHX’s common stock, par value $0.01 per share, at a subscription price to be determined.  Assuming the proposed rights offering is fully subscribed, WHX could receive gross proceeds of approximately $200 million, less expenses of the rights offering.  The proposed rights offering includes an oversubscription privilege which permits each rights holder, that exercises its rights in full, to purchase additional shares of common stock that remain unsubscribed at the expiration of the offering.  This oversubscription privilege is subject to (i) the availability and allocation of shares among persons exercising this oversubscription privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without endangering the availability of the Company’s NOLs under Section 382 of the Internal Revenue Code, in each case as further described in the rights offering documents.  Steel Partners has indicated that it intends to exercise all of its rights and to oversubscribe for the maximum number of shares it can oversubscribe for without (i) endangering the availability of the Company’s NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding shares of WHX’s common stock.  A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The purpose of this proposed rights offering is to raise equity capital in a cost-effective manner that gives all WHX’s stockholders the opportunity to participate. The net proceeds will be used to (i) make partial payments to certain senior lenders to certain wholly-owned subsidiaries of WHX and/or to contribute to the working capital of such subsidiaries, (ii) redeem preferred stock which is held by Steel Partners, and was issued by a wholly-owned subsidiary of WHX, (iii) to purchase shares of common stock of CoSine Communications, Inc. from Steel Partners, (iv) to repay WHX indebtedness to Steel Partners, and (v) to repay indebtedness of  wholly-owned subsidiaries of WHX to Steel Partners.

•
The acquisition of Bairnco in April 2007 for approximately $101.5 million, which we believe will prove to be a valuable acquisition. On July 17, 2007, Bairnco completed the refinancing of: (i) all of its indebtedness under its existing credit facility and (ii) approximately $56.7 million of indebtedness under the Bridge Loan Agreement with Steel Partners. Availability under Bairnco’s revolving credit facility as of December 31, 2007 was $5.3 million, and as of February 29, 2008, was approximately $6.1 million.  On February 14, 2008, Bairnco and certain of its subsidiaries amended its First Lien Credit Agreement with Wells Fargo and its Second Lien Credit Agreement with Ableco to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the H&H Security Agreement and the H&H Guaranty”. In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the proposed rights offering by March 31, 2008 in Bairnco and for such  proceeds to be used to prepay at least $10 million under the First Lien Credit Agreement Term Loan, (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.

•
The acquisition by a subsidiary of H&H of a mechanical roofing fastener business for approximately $26 million, on December 28, 2006, which we believe will prove to be a valuable acquisition which will solidify H&H’s position as a leading manufacturer and supplier of mechanical fasteners, accessories and components, and building products for the North American commercial and residential construction industry.  Also, in November 2007, H&H purchased all of the outstanding common stock of Omni Technologies Corporation of Danville, a manufacturer of flux cored brazing wire and metal powders used for brazing and soldering pastes.

•	The sale in March 2007 of a non-core business, which had generated operating losses in 2006.

•	The substantial completion of remediation of property relating to certain environmental liabilities.

In view of the matters described in the preceding paragraphs, management believes that the Company has the ability to meet its financing requirements on a continuing basis for at least the next twelve months.  However, if the Company’s 2008 planned cash flow projections are not met, management could consider the reduction of certain discretionary expenses and sale of certain assets.  In the event that these plans are not sufficient and the Company’s credit facilities are not available, the Company’s ability to operate could be materially adversely affected.

Note 2 -   Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of WHX and its subsidiaries.  All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  On an ongoing basis, the Company evaluates its estimates, including those related to investments, accounts receivable, inventories, property and equipment, assets held for sale, environmental liabilities, accrued expenses, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.  As of December 31, 2007 and 2006, the Company had cash held in foreign banks of $2.8 million and $3.2 million, respectively.

Revenue Recognition

Revenues are recognized when the title and risk of loss has passed to the customer. This condition is normally met when product has been shipped or the service performed. An allowance is provided for estimated returns and discounts based on experience in accordance with SEC Staff Accounting Bulletin No. 104. Cash received by the Company from customers prior to shipment of goods, or otherwise not yet earned, is recorded as deferred revenue. Rental revenues are derived from the rental of certain equipment to the food industry where customers prepay for the rental period-usually 3 to 6 month periods.  For prepaid rental contracts, sales revenue is recognized on a straight-line basis over the term of the contract.  Service revenues consist of repair and maintenance work performed on equipment used at mass merchants, supermarkets and restaurants.

The Company experiences a certain degree of sales returns that varies over time. In accordance with Statement of Financial Accounting Standards No. 48 ("FAS No. 48"), "Revenue Recognition When Right of Return Exists," the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of FAS No. 48. The Company records all shipping and handling fees billed to customers as revenue, and related costs as cost of sales, when incurred, in accordance with Emerging Issues Task Force "EITF" Abstract 00-10, "Accounting for Shipping and Handling Fees and Costs." In limited circumstances, the Company is required to collect and remit sales tax on certain of its sales.  The Company accounts for sales taxes on a net basis, and such sales taxes are not included in net sales on the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to customers based on its evaluation of the customer’s financial condition.  The Company has established an allowance for accounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. Accounts outstanding longer than contractual payment terms are considered past due.  The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company's previous loss history and the customer's current ability to pay its obligation. Accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off.  The Company does not charge interest on past due receivables.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in first-out ("LIFO") method for precious metal inventories. Non-precious metals inventories are stated at the lower of cost (principally average cost) or market. For precious metals inventories, no segregation among raw materials, work in process and finished goods is practicable.

Derivatives and Risk

Interest Rate Risk

At December 31, 2007 and 2006, the Company's portfolio of debt was comprised of primarily variable rate instruments. A one percent (1%) change in interest rates on its variable outstanding debt obligations as of December 31, 2007 would increase or decrease interest expense by approximately $3.6 million on an annual basis.  The Company economically hedges its exposure on variable interest rate debt at one of its foreign subsidiaries.

A reduction in long-term interest rates could materially increase the Company’s cash funding obligations to the WHX Pension Plan.

Precious Metal Risk

H&H enters into commodity futures and forwards contracts on precious metals that are subject to market fluctuations in order to economically hedge its precious metals inventory against price fluctuations.  Future and forward contracts to sell or buy precious metal are the derivatives used for this objective.

As of December 31, 2007 and 2006, the Company had contracted for $11.6 million and $17.3 million, respectively, of forward contracts with a AA- rated counter party, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, they are accounted for as derivatives with no hedge designation.  These derivatives are marked to market and both realized and unrealized gains and losses on these derivatives are recorded in current period earnings as other income (loss) in the case of the precious metal contracts and in interest expense with respect to the interest rate derivative.  The unrealized gain or loss (open trade equity) on the derivatives is included in other current assets or other current liabilities, respectively.

Foreign Currency Exchange Rate Risk

H&H and Bairnco are subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars.  H&H and Bairnco have not generally used derivative instruments to manage this risk.

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided principally on the straight-line method over the estimated useful lives of the assets, which range as follows: machinery & equipment 3 –15 years and buildings and improvements 10 – 30 years. Interest cost is capitalized for qualifying assets during the assets' acquisition period.   Maintenance and repairs are charged to expense and renewals and betterments are capitalized. Profit or loss on dispositions is credited or charged to operating income.

Goodwill, Intangibles and Long-Lived Assets

Goodwill is reviewed annually for impairment in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. The evaluation of the recoverability of the unamortized balance of goodwill is based on a comparison of the respective reporting unit’s fair value to its carrying value, including allocated goodwill. Fair values are determined by discounting estimated future cash flows. The recoverability of goodwill may be impacted if estimated future operating cash flows are not achieved.  Other intangible assets with indefinite lives are subjected to an annual lower of cost or fair value impairment test.  Intangible assets with finite lives are amortized over their estimated useful lives. We also estimate the depreciable lives of property, plant and equipment, and review the assets for impairment if events, or changes in circumstances, indicate that we may not recover the carrying amount of an asset. Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value, and are included in Other Non-Current Assets in the consolidated balance sheets.

Equity Investments

Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for its investment in CoSine Communications, Inc. using the equity method of accounting. See Note 16.

Stock-Based Compensation

In 2006, revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (“SFAS No. 123R”) became effective for the Company.  SFAS No. 123R eliminated the intrinsic value method as an allowed method for valuing stock options granted to employees. Under the intrinsic value method, compensation expense was generally not recognized for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange for the services received based on the fair value of the equity instruments on the grant-date. This statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

At the Company's Annual Meeting of Shareholders on June 21, 2007, the Company's shareholders approved a proposal to adopt WHX Corporation’s 2007 Incentive Stock Plan (the “2007 Plan”), and reserved 800,000 shares of common stock under the 2007 Plan.   On July 6, 2007, stock options for an aggregate of 620,000 shares of common stock were granted under the 2007 Plan to employees and to two outside directors of the Company.

 As of December 31, 2006, the Company had no stock option plans.  However, the Company had agreed to grant stock options upon adoption of a stock option plan by the Board of Directors and registration thereof with the SEC, or in lieu thereof, phantom stock options or equivalent other consideration (at the sole discretion of the Company), to various officers and employees of the Company. The Company satisfied the obligation for the phantom stock options by granting actual stock options to various members of management on July 6, 2007.

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

Income Taxes

Income taxes are provided using the asset and liability method presented by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”).  Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any differences between U.S. GAAP and tax reporting.  Deferred income taxes reflect the tax effect of net operating loss carryforwards, capital loss carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates.  Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized.  The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Earnings Per Share

Pursuant to SFAS No. 128, “Earnings per Share,” basic earnings per share are based on the weighted average number of shares of Common Stock outstanding during each year, excluding redeemable common shares.  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries have been translated at current exchange rates, and related revenues and expenses have been translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments have been recorded as a separate component of accumulated other comprehensive income.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these assets and liabilities. Fair value of the Company’s long term debt approximates its carrying cost due to variable interest rates.

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

Purchase Price Allocation

The Company records assets and liabilities of acquired companies at their fair value in accordance with SFAS No. 141 “Business Combinations.”  In April 2007, the Company acquired Bairnco.  The fair value of inventory was determined using the cost method for raw materials and the comparative sales method for work in process and finished goods.  Fixed assets were valued using the cost method.  The fair value of intangible assets was determined using discounted cash flow methodologies.

Advertising Costs

Advertising costs consist of sales promotion literature, samples, cost of trade shows, and general advertising costs, and are included in Selling, general and administrative expenses on the consolidated statements of operations.  Advertising costs totaled $3.3 million in 2007 and $1.6 million in 2006.

Reclassification

Certain amounts for prior years have been reclassified to conform to the current year presentation.

Note 3 –Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. SFAS No. 141R also requires that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. The Company will adopt SFAS 141R on January 1, 2009 and is currently evaluating this statement to determine its effect, if any, on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157; “Fair Value Measurements” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position and results of operations.

Note 4 – Asset Impairment, Discontinued Operations and Business Restructuring Charge

Norristown Facility

On May 9, 2006, the Company announced the closing of the Handy & Harman Tube Co. (“H&H Tube”) facility located in Norristown, Pennsylvania (the “Norristown facility”), which is included in the Company’s Tubing segment.  The decision to close the Norristown facility was principally based on the economics of operating H&H Tube's business at the facility.  H&H Tube manufactured stainless steel tubing that was supplied in various lengths and forms in both coil and straight lengths.  H&H Tube's short coil business was relocated to H&H's Camdel Metals Corporation ("Camdel") facility located in Camden, Delaware.

In conjunction with the decision to close the Norristown facility, the Company reviewed the recoverability of the Norristown facility’s long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  A review of future cash flows indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at the Norristown facility.  As a result, the Company recorded an asset impairment charge of $1.8 million in its statement of operations for 2006.  Certain of the Norristown facility’s long-lived assets, principally consisting of machinery and equipment, were classified as current assets held for sale in the balance sheet as of December 31, 2006.  The real estate is included in non-current assets (other assets).  No impairment loss was incurred on the real estate assets based on the Company’s analysis.

Restructuring charges related to the closing of the Norristown facility totaling $2.4 million in 2006 were recorded in the statement of operations.  These charges included termination benefits of $2.0 million, $0.1 million resulting from a pension curtailment, and $0.3 million of other charges.

The activity in the restructuring reserve was as follows for 2006 and 2007:

	Reserve			Reserve
	Balance			Balance
	Beginning			End of
	of Year	Expense	Paid	Year
2006	(in thousands)
Termination benefits	$-	$2,049	$(1,729)	$320
Other facility closure costs	-	243	(243)	-
Pension curtailment charge	-	128	(128)	-
	$-	$2,420	$(2,100)	$320
2007
Termination benefits	$320	$-	$(320)	$-
	$320	$-	$(320)	$-

The Norristown facility operated through the third quarter of 2006.  The closing of the Norristown facility and the sale of certain of its assets were completed by the end of 2006.  The remaining machinery and equipment was sold in 2007 for proceeds of $0.9 million.

Handy & Harman Electronic Materials (“HHEM”)

On March 4, 2007, the Company sold certain assets, including the land and building, certain machinery and equipment, and inventory of HHEM for net proceeds of approximately $3.8 million. HHEM was part of the Company’s Precious Metal segment.   In December 2006, the Company recorded an asset impairment charge of $3.4 million relating to the long-lived assets offered for sale, in accordance with SFAS No. 144. As a result of an earlier evaluation of these assets, the Company had recorded accelerated depreciation of $0.6 million in 2006 as a charge to cost of goods sold. The amount of the impairment loss was based upon the actual selling price of the long-lived assets in March 2007.  In the Company’s balance sheet as of December 31, 2006, the long-lived assets were classified as current assets held for sale.   Upon sale, the Company recognized a loss of $0.4 million relating to the sale of inventory.  Under the terms of the sale agreement, the Company has retained responsibility for any pre-existing environmental conditions requiring remediation at the Rhode Island site.

Wire and Cable Business

H&H’s former wire and cable business is reported as a discontinued operation in the accompanying financial statements.  The Company operated this business on a limited basis in the first quarter of 2005 in order to fulfill customer commitments.

 The sale of the land, buildings, and remaining machinery & equipment relating to these businesses occurred in 2006 and resulted in a pretax gain on sale of assets of $4.5 million ($2.7 million net of tax).

Operating results of discontinued operations were as follows:

2006
(in thousands)

Selling, general and administrative expenses	$(167)

Pretax gain on sale of fixed assets	4,519

Operating income (loss)	4,352

Interest/other expense	-

Net income	2,713

Note 5 – Acquisitions

Acquisition of Bairnco Corporation

On April 12, 2007, Steel Partners and WHX entered into a Stock Purchase Agreement whereby WHX acquired Steel Partners’ entire interest in BZA, a wholly-owned subsidiary of Steel Partners, for $10.00.  In addition, WHX agreed to reimburse all reasonable fees and expenses incurred by Steel Partners in connection with the acquisition.  BZA was the acquisition subsidiary in a tender offer to acquire up to all of the outstanding stock of Bairnco for $13.50 per share in cash (the “Offer”).

Steel Partners, BZA, and Bairnco entered into the Merger Agreement pursuant to which BZA amended its tender offer to acquire all of the outstanding common shares of Bairnco at a price of $13.50 per share in cash.  On April 13, 2007, upon the expiration of the Offer pursuant to the Merger Agreement, BZA acquired approximately 88.9% of the outstanding common stock of Bairnco.

Pursuant to the Merger Agreement, on April 24, 2007, BZA was merged with and into Bairnco with Bairnco continuing as the surviving corporation as a wholly owned subsidiary of WHX (the “Merger”).  At the effective time of the Merger, each Bairnco common share then outstanding (other than shares owned by BZA or its direct parent entity, shares owned by Bairnco as treasury stock and shares held by stockholders who properly exercise their appraisal rights) was automatically converted into the right to receive $13.50 per share in cash without interest and subject to applicable withholding taxes. The Offer and the Merger comprise the “Bairnco Acquisition”. The proceeds required to fund the closing of the Offer and the resulting Merger and to pay related fees and expenses were approximately $101.5 million.

In connection with the closing of the Offer, initial financing was provided by Steel Partners through two credit facilities.  Steel Partners extended to BZA bridge loans in the principal amount of approximately $75.1 million, $1.4 million, and $10.0 million (with commitments to extend additional loans of approximately $3.6 million, up to an aggregate total amount of borrowings of $90.0 million) pursuant to the Bridge Loan Agreement.  Approximately $56.7 million of the indebtedness under the Bridge Loan Agreement was repaid in July 2007, leaving a principal balance of approximately $31.8 million.  In addition, Steel Partners extended to WHX a $15.0 million subordinated loan, which is unsecured at the WHX level, pursuant to the Subordinated Loan Agreement.  WHX contributed the $15.0 million proceeds of the subordinated loan to BZA as a capital contribution.

On July 17, 2007, Bairnco completed the refinancing of: (i) all existing indebtedness of Bairnco and its subsidiaries under the Bairnco Senior Secured Credit Facility and (ii) approximately $56.7 million of indebtedness under the Bridge Loan Agreement pursuant to which Steel Partners made an $86.5 million term loan to Bairnco in April 2007.  See Note 12-“ Debt”.

WHX believes that the Bairnco Acquisition will be beneficial because of Bairnco’s strong positions in its three business segments, and that Bairnco’s plant level operations, profit margins and working capital can be improved.

The Bairnco Acquisition was accounted for under the purchase method of accounting. The operations of Bairnco comprise three new reportable segments for WHX; Arlon EM, Arlon CM, and Kasco.

The Company has made an allocation of the purchase price, as detailed below, to the assets acquired and liabilities assumed at estimated fair market values:

Amount
(in thousands)
Current assets	$79,953
Property, plant & equipment	51,169
Identifiable intangible assets	27,348
Other non-current assets	468
Goodwill	10,185
Current liabilities	(29,916)
Debt	(31,078)
Other long term liabilities	(6,739)
Purchase price	$101,390

The components of the $27.3 million of estimated acquired Identifiable Intangible Assets, listed in the above table, are as follows:

	Amount	Amortization
	(in thousands)	Period
Customer relationships	$22,152	12-15 years
Trade names	2,645	10-20 years
Engineering drawings	220	5 years
Backlog	211
In-process research and development	1,640
Other	480	4-5 years
Total Identifiable intangible assets	$27,348
Weighted average amortization period		13 years

Amortization expense on these intangible assets recorded from acquisition through December 31, 2007 was approximately $1.3 million, and was charged to SG&A expense. The valuation of the acquired assets of Bairnco included $1.6 million of acquired in-process research and development.  This asset related to eight specific research and development projects that were considered by management to be within 6 to 12 months of commercialization.  The valuation method used was an income approach that valued projected future operating profit from the projects less the costs to complete the projects, and less a charge for the use of existing technology assets such as the Company’s existing chemical formulations and processing know-how, as well as a charge for the use of other contributory assets. The resulting projected cash flows were then discounted using an 18.5% discount rate. The in-process research and development, and the backlog were charged to SG&A expense in 2007.

Goodwill has an indefinite life and, accordingly, will not be amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS 142. As of December 31, 2007, approximately $3.9 million of goodwill related to prior acquisitions made by Bairnco is expected to be amortizable for income tax purposes.

Effective April 13, 2007, the consolidated financial statements of the Company include the actual results of operations of Bairnco. The following table summarizes unaudited pro forma financial data for the combined companies as though the Company had acquired Bairnco as of January 1, 2006:

Pro Forma Combined Financial Information

(in thousands)	2007	2006

Net sales	$692,635	$639,791

Loss from continuing operations before income taxes	$(22,416)	$(30,218)

Loss from continuing operations, net of tax	$(23,564)	$(30,125)

Discontinued operations, net of tax	$-	$2,713

Net loss	$(23,564)	$(27,412)

Loss from continuing operations per common share	$(2.36)	$(3.01)

Discontinued operations per common share	$-	$0.27

Net loss per common share	$(2.36)	$(2.74)

Included in the above pro forma results for 2007 are non-recurring pre-tax charges of $5.7 million incurred because of the change in control of Bairnco and costs of $1.4 million relating to the tender offer for Bairnco shares. Other non-recurring charges totaling $7.4 million that are included in the consolidated statement of operations of WHX for 2007 have been excluded from the above pro forma results of operations.  Such charges consist of approximately $5.5 million of acquired manufacturing profit in inventory that was charged to cost of sales, approximately $1.6 million of acquired in-process research and development costs, and $0.2 million of acquired backlog, and all are related directly to the acquisition.  Also included in the above pro forma pretax results for 2007 is pre-tax income of $6.5 million resulting from WHX’s settlement of a fire insurance claim from a prior year.

Pro forma adjustments to the historical results of operations for each of the periods presented include additional interest expense on the acquisition-related financing, additional depreciation and amortization expense relating to the higher basis of fixed assets and acquired amortizable intangibles, and the elimination of Federal income taxes on Bairnco’s results of operations.  Since Bairnco will be included in the consolidated federal income tax return of WHX, and due to the uncertainty of realizing the benefit of WHX’s net operating loss carryforwards in the future, a deferred tax valuation allowance has been established on a consolidated basis. Pro forma interest rates reflect a refinancing of approximately $56 million of initial acquisition financing three months after the pro forma acquisition date since Bairnco actually refinanced the initial Bridge Loan Agreement approximately three months (July 2007) after the actual acquisition date.

The pro forma information noted above should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place as of January 1, 2006; nor is it indicative of any future operating results of the combined entities.

Acquisition of Omni Technologies Corporation

In November 2007, H&H purchased all of the outstanding common stock of Omni Technologies Corporation of Danville (“Omni”), a manufacturer of flux cored brazing wire and metal powders used for brazing and soldering pastes, pursuant to a stock purchase agreement dated as of September 19, 2007.  Omni is part of the Precious Metal segment.  The purchase price of $3.2 million has been allocated as follows:  $0.7 million to tangible assets, $1.5 million to identifiable intangible assets, and $1.0 million to goodwill.

Acquisition of OMG Midwest

Pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated as of December 28, 2006, a subsidiary of H&H acquired certain assets of ITW Buildex.  The purchase price was approximately $26 million, including a working capital adjustment.  The assets acquired included, among other things, machinery, equipment, inventories of raw materials, work-in-process and finished products, certain contracts, accounts receivable and intellectual property rights, all as related to the acquired business and as provided in the Asset Purchase Agreement.  This acquired business develops and manufactures fastening systems for the commercial roofing industry.  WHX believes this acquisition solidifies its position as a leading manufacturer and supplier of mechanical fasteners, accessories and components, and building products for the North American commercial and residential construction industry.

The Company has made an allocation of the purchase price, as detailed below, to the assets acquired and liabilities assumed at estimated fair market values:

Amount
(in thousands)
Accounts receivable	$3,054
Inventories	3,763
Prepaid expenses	29
Equipment	2,960
Identifiable intangible assets	13,900
Goodwill	3,584
Accrued expenses	(1,319)
Purchase price	$25,971

The components of the $13.9 million of acquired Identifiable Intangible Assets, listed in the above table are as follows:

		Amortization
	Amount	Period
	(in thousands)
Products and customer relationships	$11,500	20 years
Trademark/Brand name	1,200	10 years
Patents and patent applications	800	15 years
Non-compete agreement	400	4 years
Total Identifiable Intangible Assets	$13,900
Weighted average amortization period		16 years

No amortization expense was recorded in 2006 since the acquisition was made the last working day of the year.  The Goodwill has an indefinite life and, accordingly, will not be amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142. The goodwill is expected to be amortizable for income tax purposes.

The acquisition has been accounted for under the purchase method of accounting.  The acquired business is now known as OMG Midwest, and is included (as part of its parent company, OMG, Inc.), within the Company’s Engineered Materials segment for reporting purposes.  Since the business was acquired on the last working day of 2006, there are no results of operations of this business for 2006 included in the 2006 Consolidated Financial Statements, but it is included for the full year 2007. Proforma unaudited financial data for the combined companies as though the Company had acquired the assets of OMG Midwest as of January 1, 2006, is as follows:

Combined WHX and OMG Midwest
2006
(in thousands)
Net sales	$488,086

Net loss	$(17,969)

Net loss per share	$(1.80)

Included in the above proforma results for OMG Midwest for 2006 is estimated depreciation and amortization of $1.2 million and estimated interest expense of $2.3 million.  The proforma information noted above should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place as of January 1, 2006.

Note 6 – Pensions, Other Postretirement and Post-Employment Benefits

The Company maintains several qualified and non-qualified pension plans and other postretirement benefit plans covering substantially all of its employees. The Company’s pension, health care benefit and significant defined contribution plans are discussed below. The Company’s other defined contribution plans are not significant individually or in the aggregate.

Qualified Pension Plans

WHX Corporation sponsors a defined benefit pension plan, the WHX Pension Plan (“WHX Pension Plan”) covering substantially all WHX and H&H employees and certain employees of WHX’s former subsidiary, WPC. The WHX Pension Plan was established in May 1998 as a result of the merger of the former Handy & Harman plans, which covered substantially all H&H employees, and the WPC plan. The WPC plan, covering most USWA-represented employees of WPC, was created pursuant to a collective bargaining agreement ratified on August 12, 1997. Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan (“RSP”). The assets of the RSP were merged into the WPC plan as of December 1, 1997. Under the terms of the WHX Pension Plan, the benefit formula and provisions for the WPC and H&H participants continued as they were designed under each of the respective plans prior to the merger.

The qualified pension benefits under the WHX Pension Plan were frozen as of December 31, 2005 and April 30, 2006 for hourly and salaried non-bargaining participants, respectively, with the exception of a single operating unit.  Future benefits for the impacted employees will be provided through additional contributions to the defined contribution plan.

WPC Group employees ceased to be active participants in the WHX Pension Plan effective July 31, 2003 and as a result such employees no longer accrue benefits under the WHX Pension Plan.

Bairnco Corporation has several pension plans (“Bairnco Plans”) which cover substantially all of its employees.  In 2006, Bairnco froze the Bairnco Corporation Retirement Plan and initiated employer contributions to its 401(k) plan.

Bairnco Corporation’s Canadian subsidiary provides retirement benefits for its employees through a defined contribution plan. The plan was converted from a defined benefit plan in 1993 and, upon conversion a surplus was generated that is maintained in a separate holding account to fund the employer portion of contributions. As of December 31, 2007, the plan had approximately $2.6 million in the holding account. The employer portion of contributions for the period April 14, 2007 through December 31, 2007 was $45,000.

 The Company’s European subsidiaries provide retirement benefits for employees consistent with local practices. The foreign plans are not significant in the aggregate and therefore are not included in the following disclosures.

On December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). This statement requires recognition of the funded status of a company’s defined benefit pension and postretirement benefit plans as an asset or liability on the balance sheet and previously unrecognized changes in that funded status through Accumulated Other Comprehensive Income.  The Company recorded a charge to Accumulated Other Comprehensive Income of $1.2 million in 2006 to recognize the funded status of its benefit plans.

For defined benefit plans, Other Comprehensive Income (Loss) for 2007 includes amortization of actuarial losses and prior service costs of $0.9 million and $0.1 million, respectively, and net actuarial gains of $9.7 million.  For other post retirement benefit plans, Other Comprehensive Income (Loss) for 2007 includes amortization of actuarial losses and prior service credits of $0.2 million and ($0.2 million), respectively, net actuarial gains of $0.2 million, and a one time curtailment adjustment of $1.3 million.   The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated Other Comprehensive Income (Loss) at December 31, 2007 that is expected to be recognized in net periodic benefit cost in 2008 is $63,000 and $66,000, respectively, for defined benefit pension plans and $0.1 million and ($0.2 million), respectively, for other post retirement benefit plans.

Pension benefits for the WHX and H&H participants included in the WHX Pension Plan and the Bairnco participants included in the Bairnco pension plans are based on years of service and the amount of compensation during their employment. However, as noted above, the qualified pension benefits were frozen for most participants.

Pension benefits for the WPC participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan.  This gross amount is then offset for the benefits payable from the RSP and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the RSP are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP account balances will normally receive benefits from the WHX Pension Plan.  When these participants become eligible for benefits under the Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan.  Aggregate account balances held in trust in individual employees’ accounts totaled $155 million at December 31, 2007.  Such individual account balances can only be utilized to fund all or a portion of the respective individual’s gross pension benefit as determined by the defined benefit plan’s benefit formula.  These assets cannot be utilized to fund any of the net benefit that is the basis for determining the defined benefit plan’s benefit obligation at December 31, 2007.

The Company's funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.  Prior to 2004, the Company had not been required to make any such contributions due to the plan’s fully funded status.  On September 15, 2006, WHX was required to make a minimum contribution to the WHX Pension Plan for the 2005 plan year in the amount of $15.5 million. However, the Company did not make that contribution due to liquidity issues, and applied to the Internal Revenue Service (“IRS”) for a funding waiver for the 2005 plan year.  On December 20, 2006, the IRS granted a conditional waiver of the minimum funding requirements for the 2005 plan year in accordance with section 412 (d) of the Internal Revenue Code and section 303 of the Employee Retirement Income and Security Act of 1974, as amended (“ERISA”).  On December 28, 2006, WHX, H&H, and the Pension Benefit Guaranty Corporation (the "PBGC") entered into the PBGC Settlement Agreement in connection with the IRS Waiver and certain other matters. The IRS Waiver is subject to certain conditions, including a requirement that the Company meet the minimum funding requirements for the WHX Pension Plan for the plan years ending December 31, 2006 through 2010, without applying for a waiver of such requirements.  The PBGC Settlement Agreement and related agreements included the following: (i) the amortization of the waived amount of $15.5 million (the “Waiver Amount”) over a period of five years, (ii) the PBGC’s consent to increase borrowings under H&H’s senior credit facility to $125 million in connection with the closing of an acquisition (iii) the resolution of any potential issues under Section 4062(e) of ERISA, in connection with the cessation of operations at certain facilities owned by WHX, H&H or their subsidiaries, and (iv) the granting to the PBGC of subordinate liens on the assets of H&H and its subsidiaries, and specified assets of WHX, to collateralize WHX’s obligation to pay the Waiver Amount to the WHX Pension Plan and to make certain payments to the WHX Pension Plan in the event of its termination.

 WHX contributed $13.1 million to the WHX Pension Plan in 2006.  In 2007 WHX contributed $21.6 million to the WHX Pension Plan including a $13.0 million contribution on September 12, 2007. This $13.0 million payment exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, the Company estimates that future required contributions to the WHX Pension Plan will significantly decline, with no contribution required in 2008.

The measurement date for plan obligations is December 31. The discount rate is the rate at which the plans’ obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized information regarding the significant qualified defined benefit pension plans of WHX Corporation and Bairnco is as follows:

WHX Pension Plan
(in thousands)	2007	2006
Components of net periodic benefit cost:

Service cost	$315	$223
Interest cost	23,719	23,056
Expected return on plan assets	(29,966)	(28,436)
Amortization of prior service cost	63	69
Actuarial loss amortization	906	303
	(4,963)	(4,785)
Curtailment loss	-	128
	$(4,963)	$(4,657)

Bairnco Pension Plans
(in thousands)	2007
Components of net periodic benefit cost:

Service cost	$55
Interest cost	1,916
Expected return on plan assets	(2,753)
Amortization of prior service cost	-
Recognized actuarial loss	-
$(782)

	2007			2006
	WHX	Bairnco		WHX
	Plan	Plans	Total	Plan
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$415,419	$-	$415,419	$424,054
Service cost	315	55	370	223
Interest cost	23,719	1,916	25,635	23,056
Actuarial (gain) loss	(1,402)	(1,779)	(3,181)	4,867
Benefits paid	(33,773)	(1,649)	(35,422)	(37,721)
Business combinations	-	46,975	46,975	-
Curtailments	-	-	-	(557)
Transfers from RSP	1,587	-	1,587	1,497
Benefit obligation at December 31	$405,865	$45,518	$451,383	$415,419

Change in plan assets:
Fair value of plan assets at January 1	$361,974	-	$361,974	$342,237
Business combinations	-	46,939	46,939	-
Actual returns on plan assets	40,082	(829)	39,253	42,874
Benefits paid	(33,773)	(1,649)	(35,422)	(37,721)
Company contributions	21,600	-	21,600	13,087
Transfers from RSP	1,587	-	1,587	1,497
Fair value of plan assets at December 31	$391,470	$44,461	$435,931	$361,974

Funded status	$(14,395)	$(1,057)	$(15,452)	$(53,445)

The amounts recognized in the consolidated
balance sheets:
Accrued pension liability	$(14,395)	$(1,057)	$(15,452)	$(53,445)

The pre tax amounts recognized in
accumulated other comprehensive income:
Net actuarial loss	$42,160	$1,803	$43,963	$54,584
Prior service cost (credit)	326	-	326	388
	$42,486	$1,803	$44,289	$54,972

Accumulated benefit obligation for qualified
defined benefit pension plans :
Accumulated benefit obligation at January 1	$415,419	$-	$415,419	$424,054
Accumulated benefit obligation at December 31	405,865	45,518	451,383	$415,419

The weighted average assumptions used in the valuations of pension benefits were as follows:

	WHX Plan		Bairnco Plans
	2007	2006	2007
Assumptions used to determine benefit
obligations at December 31:
Discount rate	6.05%	5.80%	6.20%
Rate of compensation increase	N/A	N/A	N/A

Assumptions used to determine net
periodic benefit cost for the period
ending December 31:
Discount rate	5.80%	5.50%	5.90%
Expected return on assets	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A

In determining the expected long-term rate of return on assets, the Company evaluated input from various investment professionals. In addition, the Company considered its historical compound returns, which have been in excess of the Company’s forward-looking returns. The Company determines its actuarial assumptions for its pension and postretirement plans on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year.  The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

The Company’s investment policy is to maximize the total rate of return with a view to long-term funding objectives of the pension plan to ensure that funds are available to meet benefit obligations when due.  The three to five year objective of the Plan is to achieve a rate of return that exceeds the Company’s expected earnings rate by 150 basis points at prudent levels of risk. Therefore the pension plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return. There are no target allocations.  The Plan’s assets are diversified as to type of assets, investment strategies employed, and number of investment managers used.  Investments may include equities, fixed income, cash equivalents, convertible securities, and hedge funds.  Derivatives may be used as part of the investment strategy.  The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company.

The Company’s Pension Plans’ weighted-average asset allocations at December 31, 2007 and 2006, by asset category, are as follows:

	WHX Plan		Bairnco Plan
	2007	2006	2007
Asset Category
Equity Securities	34%	24%	54%
United States Government Securities	-	6%	45%
Debt Securities	5%	5%	-
Convertible Securities	7%	8%	-
Cash	1%	5%	1%
Other (Hedge Funds)	53%	52%	-
Total	100%	100%	100%

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account.

The estimated minimum funding requirements for the qualified defined benefit plans in 2008, 2009, 2010, 2011, and 2012 are $0.0 million, $2.6 million, $2.8 million, $0.9 million and $0.1 million respectively.  Cash funding requirements are developed annually from actuarial valuations in accordance with ERISA.  Inherent in these valuations are assumptions including discount rates, mortality, retirement, turnover and expected long-term rates of return on plan assets.  Material changes in cash funding requirements may occur in the future due to changes in these assumptions or if certain assumptions are not realized.

Benefit Payments

Estimated future benefit payments for the qualified defined benefit plans over the next ten years are as follows (in thousands):

Years	WHX Plan	Bairnco Plans	Total
2008	$33,081	$2,472	$35,553
2009	32,913	2,522	35,435
2010	32,780	2,599	35,379
2011	32,478	2,652	35,130
2012	32,278	2,728	35,006
2013 - 2017	156,847	14,686	171,533

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

The measurement date for plan obligations is December 31.

Summarized information regarding the non qualified defined benefit pension plans of WHX Corporation is as follows:

	2007	2006
Components of net periodic benefit cost:	(in thousands)

Service cost	$-	$-
Interest cost	12	11
Amortization of prior service cost	-	-
Amortization of actuarial gain (loss)	-	-
Curtailment -net		(531	)(a)
	$12	$(520)

(a) Effective January 1, 2006, the H&H non-qualified pension plan adopted an amendment under the plan to freeze benefits for all participants.  This resulted in a curtailment credit of $0.5 million, which was recorded in the first quarter of 2006.

	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$213	$939
Service cost	-	-
Interest cost	12	11
Actuarial (gain) loss	(19)	(82)
Amendments	-	(382)
Benefits paid	(6)	(6)
Curtailment	-	(267)
Benefit obligation at December 31	$200	$213

Funded status	$(200)	$(213)

The amounts recognized in the consolidated
balance sheets:
Accrued pension liability	$(200)	$(215)

The pre tax amounts recognized in
accumulated other comprehensive income:
Net actuarial (gain) loss	$(20)	$(2)

Accumulated benefit obligation for qualified
defined benefit pension plans :
Accumulated benefit obligation at January 1	$213	$627
Accumulated benefit obligation at December 31	200	213

The weighted average assumptions used in the valuations of these pension benefits were as follows:

	2007	2006
Assumptions used to determine benefit
obligations at December 31:
Discount rate	6.05%	5.80%
H&H rate of compensation increase	-	-
WHX rate of compensation increase	-	-

Assumptions used to determine net
periodic benefit cost (credit) for the period
ending December 31:
Discount rate	5.80%	5.50%
H&H rate of compensation increase	-	-
WHX rate of compensation increase	-	-

Contributions

The non-qualified plan is not funded.  Employer contributions are equal to annual benefit payments.

Benefit Payments

There are no future benefits to be paid from the WHX non-qualified pension plan.  Estimated future benefit payments for the Handy & Harman non-qualified plan over the next ten years are as follows:

Year	Amount
(in thousands)
2008	$6
2009	6
2010	5
2011	5
2012	5
2013 - 2017	148

401(k) Plans

Certain H&H employees participate in an H&H sponsored savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  This savings plan allows eligible employees to contribute from 1% to 15% of their income on a pretax basis.  H&H matches 50% of the first 3% of the employee's contribution.  The charge to operations for the Company's matching contribution amounted to $0.8 million for both 2007 and 2006, respectively.  In addition, in 2007 and 2006, the Company accrued an additional contribution to the 401(k) Plan of $0.7 million and $0.8 million, respectively, due to the freezing of benefits under the pension plan.

Certain Bairnco employees participate in a Bairnco sponsored savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Bairnco contributes 1% of pay to each participant’s account, plus Bairnco matches 50% of the first 4% of the employee’s contribution. Employer contributions to this 401(k) plan were $0.6 million for the period from April 13, 2007 to December 31, 2007.

Other Postretirement Benefits

Certain current and retired employees of H&H are covered by postretirement medical benefit plans.  The benefits provided are for medical and prescription drugs.  Contributions from a majority of the participants are required, and for those retirees and spouses the Company’s payments are capped.

The measurement date for plan obligations is December 31.

Summarized information regarding the postretirement medical benefit plans of H&H is as follows:

	2007	2006
Components of net periodic benefit cost:	(in thousands)
Service cost	$34	$72
Interest cost	385	368
Amortization of prior service cost (credit)	(229)	(158)
Amortization of actuarial loss	177	123
Charge due to plan redesign	727	-
	$1,094	$405

	2007	2006
Change in benefit obligation:	(in thousands)
Benefit obligation at January 1	$7,342	$7,454
Service cost	35	72
Interest cost	385	368
Actuarial loss (gain)	(89)	360
Participant contributions	115	97
Benefits paid	(758)	(1,009)
Curtailment	(619)	-
Benefit obligation at December 31	$6,411	$7,342

Funded Status	$(6,411)	$(7,342)

The pre tax amounts recognized in
accumulated other comprehensive income:
Net actuarial loss	$944	1,829
Prior service cost (credit)	(1,598)	(1,100)
Total	$(654)	$729

The weighted average assumptions used in the valuations of these other postretirement benefits were as follows:

	2007	2006
Assumptions used to determine benefit
obligations at December 31:
Discount rate	6.05%	5.80%
Health care cost trend rate - initial	8.00%	9.00%
Health care cost trend rate - ultimate	5.00%	5.00%
Year ultimate is reached	2014	2011

Assumptions used to determine net
periodic benefit cost for the period
Discount rate	5.80%	5.50%
Health care cost trend rate - initial	9.00%	9.00%
Health care cost trend rate - ultimate	5.00%	5.00%
Year ultimate is reached	2011	2010

At December 31, 2007, the health care cost trend rate was 8.0% decreasing to an ultimate rate of 5.0% by the year 2014.  A one percentage point increase in healthcare cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2007 by $0.5 million and the aggregate of the service cost and interest cost components of 2007 annual expense by $18,000.  A one percentage point decrease in healthcare cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2007 by $0.5 million and the aggregate of the service cost and interest cost components of 2007 annual expense by $14,000.

Contributions

Employer contributions are expected to be $0.7 million for the 2008 plan year.

Benefit Payments

Expected benefit payments over the next ten years are as follows:

Year	Amount
(in thousands)
2008	$660
2009	594
2010	578
2011	559
2012	529
2013 - 2017	2,518

One of the Company's postretirement welfare plans is affected by The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act").  Beginning in 2006, the Act provides a federal subsidy payment to companies providing benefit plans that meet certain criteria regarding their generosity.  The Company expects to receive those subsidy payments. The Company has accounted for the Act in accordance with FASB Staff Position No. FAS 106-2, which required, in the Company's case, recognition on July 1, 2004.  The adoption of FSP 106-2 on July 1, 2004 did not have a material impact on the Company’s financial statements.  The effect of the Medicare Part D subsidy is expected to reduce the Company’s future contributions by approximately 14%.

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

Summarized information regarding the Executive Post-Retirement Life Insurance Program is as follows:

	2007	2006
Components of net periodic benefit cost:	(in thousands)
Service Cost	$67	$71
Interest Cost	68	53
Amortization of Actuarial Loss	-	-
	$135	$124

	2007	2006
Change in benefit obligation:	(in thousands)
Benefit obligation at January 1	$1,111	$899
Service cost	67	71
Interest cost	68	54
Actuarial loss (gain)	(62)	87
Benefit obligation at December 31	$1,184	$1,111

Funded Status	$(1,184)	$(1,111)

The pre tax amounts recognized in
accumulated other comprehensive income:
Net actuarial (gain) loss	$25	$87

The weighted average assumptions used in the valuations of Executive Post-Retirement Life Insurance Program were as follows:

	2007	2006
Assumptions used to determine benefit
obligations at December 31:
Discount rate	6.05%	5.80%

Assumptions used to determine net
periodic benefit cost for the period
ending December 31:
Discount rate	5.80%	5.50%
Rate of compensation increase	4.00%	4.00%

Contributions

Employer contributions are expected to be $0.7 million for the 2008 plan year.

Benefit Payments

Expected benefit payments over the next ten years are as follows:

Year	Amount
(in thousands)
2008	$675
2009	20
2010	20
2011	19
2012	18
2013 - 2017	78

Note 7 - Income Taxes

The provision for (benefit from) income taxes for the two years ended December 31 is as follows:

	2007	2006
	(in thousands)
Income Taxes
Current
Domestic	$1,028	$(1,152)
Foreign	1,276	890
Total income taxes, current	$2,304	$(262)
Deferred
Domestic	$(407)	$293
Foreign	(59)	-
Total income taxes, deferred	$(466)	$293
Income tax provision	$1,838	$31

Components of Total Income Taxes
Continuing operations	$1,838	$31
Discontinued operations	-	1,640
Income tax provision	$1,838	$1,671

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the Company’s consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and loss carryforwards.

Deferred Income Tax Sources
	2007	2006
	(in thousands)
Current Deferred Tax Items:
Inventory	$4,569	$3,740
Environmental Costs	4,804	4,493
Accrued Expenses	1,182	1,483
Miscellaneous Other	601	536
Current deferred income tax asset before valuation allowance	11,156	10,252
Valuation allowance	(7,817)	(9,913)
Current deferred tax asset	$3,339	$339

Other- net	$(142)	$(123)
Current deferred tax liability	$(142)	$(123)

Non-Current Deferred Tax Items:
Postretirement and postemployment employee benefits	$3,105	$2,465
Net operating loss carryforwards	77,032	61,910
Capital loss carryforward	871	1,588
Additional minimum pension liability	21,920	21,920
California tax credits	350	-
Foreign tax credits	272	-
Minimum tax credit carryforwards	1,850	1,850
Non current deferred tax asset before valuation allowance	105,400	89,733
Valuation allowance	(73,851)	(86,760)
Non current deferred tax asset	31,549	2,973

Property plant and equipment	(10,135)	(3,082)
Pension	(15,701)	(609)
Intangible assets	(11,736)	(2,150)
Undistributed foreign earnings	(1,492)	-
Other-net	(702)	-
Non current deferred tax liability	(39,766)	(5,841)
Net non current deferred tax liability	$(8,217)	$(2,868)

Net deferred tax assets amounting to $81.7 million have been fully reserved since in the opinion of management, it is more likely than not such tax benefits will not be realized in future periods. Included in deferred tax assets at December 31, 2007 are federal net operating loss carryforwards (“NOLs”) of $205.8 million.  These NOLs expire between 2008 and 2027.  In 2007, NOLs of $2.9 million expired. Management performs a periodic evaluation of deferred tax assets and will adjust the valuation allowance as circumstances warrant. Also, included in deferred income tax assets is a capital loss carryforward of $2.2 million related principally to the sale of the WPC $10.0 million note. The net current deferred tax asset is expected to be realizable from the reversal of offsetting temporary differences.

Upon its emergence from bankruptcy on July 29, 2005, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code, which imposes annual limitations on the utilization of net operating carryforwards post ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations.  Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply, instead the net operating loss carryforwards must be reduced by certain interest expense paid creditors who became stockholders as a result of the bankruptcy reorganization. Thus, the Company's net operating losses of $205.8 million as of December 31, 2007 include a reduction of $31.0 million ($10.8 million tax-effect).

As of December 31, 2007, the Company has provided deferred income taxes on $4.4 million of undistributed earnings of foreign subsidiaries.  In addition, there were approximately $7.8 million of undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested, and thus, no deferred income taxes have been provided on these earnings.

Total state and foreign income taxes paid in 2007and 2006 by continuing operations were $3.2 million and $2.0 million, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

	Year Ended December 31
	2007	2006
	(in thousands)

Loss from continuing operations before taxes	$(18,933)	$(20,832)
Tax benefit at statutory rate	$(6,627)	$(7,291)
Increase (decrease) in tax due to:
Equity earnings on foreign affiliates	-	(57)
Sale of foreign affiliates	-	470
Foreign dividend income	510	-
Incentive stock options granted	427	-
State income tax, net of federal effect	232	317
Increase in valuation allowance	6,517	6,298
Net effect of foreign tax rate	144	112
Other, net	635	182
Tax provision	$1,838	$31

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, an increase in the liability for unrecognized income tax benefits of $1.2 million was recognized, and accordingly, an adjustment to opening retained earnings was recorded. At the adoption date of January 1, 2007, the Company had $2.7 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At December 31, 2007, the Company has $3.1 million of unrecognized tax benefits. The change in the amount of unrecognized tax benefits in 2007 was as follows:

Year Ended December 31
2007
(in thousands)
Adoption of FIN 48 on January 1, 2007	$2,735
Acquisitions	313
Additions for tax positions related to current year	366
Additions due to interest accrued	166
Reductions for tax positions of prior years due to lapsed statutes of limitations	(498)
Balance at December 31, 2007	$3,082

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, approximately $0.5 million of interest related to uncertain tax positions is accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $0.6 million during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions.  In addition, the Company expects to recognize approximately $0.3 million of previously unrecognized tax benefits in the first quarter of 2008 due to the settlement of a foreign tax audit during March 2008.  For federal income tax purposes, the statute of limitations for audit by the Internal Revenue Service (“IRS”) is open for years 2004 through 2007. In addition, net operating losses generated in prior years are subject to examination and potential adjustment by the IRS upon their utilization in future years’ tax returns.

Note 8- Inventories

	December 31
	2007	2006
	(in thousands)

Finished products	$38,468	$16,162
In-process	15,547	5,743
Raw materials	25,257	25,423
Fine and fabricated precious metal in various stages of completion	9,486	17,702
	88,758	65,030
LIFO reserve	(5,049)	(7,853)
	$83,709	$57,177

Inventory increased in 2007 primarily resulting from the Bairnco acquisition. Bairnco inventory balance at December 31, 2007 was $30.5 million; $14.4 million for finished goods, $8.4 million for in-process, and $7.7 million for raw materials.

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As these derivatives are not designated as accounting hedges under SFAS No. 133, they are accounted for as derivatives with no hedge designation.  Accordingly, the Company recognizes realized and unrealized gains and losses on the derivative instruments related to precious metal.  Such realized and unrealized gains and losses are recorded in current period earnings as other income or expense in the Company's consolidated statement of operations. Realized and unrealized gains and losses for derivatives in 2007 and 2006 were losses of $1.9 million and $8.0 million, respectively.  In addition, the Company records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO value cost by $5.0 million and $7.9 million at December 31, 2007 and December 31, 2006, respectively.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  In the first quarter of 2007, the Company received 400,000 troy ounces of silver from a customer under an unallocated pool account agreement. Such agreement is cancelable by the customer upon six months notice. Because of a reduction in its operating needs as well as a result of this agreement, the quantity of silver owned by the Company declined by 690,186 troy ounces as of December 31, 2007.  The Company recorded $4.7 million of profit arising from this liquidation of LIFO inventory.

The following table summarizes customer toll and owned precious metal quantities:

	December 31
	2007	2006
Silver ounces:
Customer metal	795,336	137,711
H&H owned metal (a)	367,714	1,057,900

Gold ounces:
Customer metal	779	907
H&H owned metal (a)	4,616	5,800

Palladium ounces:
Customer metal	1,346	1,338
H&H owned metal (a)	520	1,535

Supplemental inventory information:	December 31
	2007	2006
	(in thousands, except per ounce)

Precious metals stated at LIFO cost (a)	$4,436	$9,849
Market value per ounce:
Silver	$14.805	$12.852
Gold	$834.70	$635.99
Palladium	$364.00	$323.50

(a) During 2006, the Company’s precious metal inventory was reduced principally by the wind-down of its HHEM operation and the sale of its Singapore operation.  Accordingly, the Company experienced a liquidation of its precious metal inventory which is accounted for under the LIFO method.  Operating income for 2006 includes a $5.3 million credit to cost of goods sold from the liquidation of precious metal inventories valued at LIFO.

Note 9- Property, Plant and Equipment
	December 31
	2007	2006
	(in thousands)

Land	$14,209	$4,047
Buildings, machinery and equipment	186,411	134,510
Construction in progress	3,189	6,196
	203,809	144,753
Accumulated depreciation and amortization	79,473	66,633
	$124,336	$78,120

The increase in the amount of Property, Plant and Equipment during 2007 was principally due to the acquisitions of Bairnco and Omni. Acquired fixed assets for both acquisitions were $51.4 million (see Note 5).

Depreciation expense for continuing operations for the years 2007 and 2006 was $15.9 million and $12.3 million,  respectively.

Note 10 - Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2007 were as follows:

				Arlon
	Precious		Engineered	Electronic
	Metal	Tubing	Materials	Materials	Total
	(in thousands)

Balance as of January 1, 2007	$-	$1,895	$51,135	$-	$53,030
Acquisitions	1,005	-	97	10,185	11,287
Balance at December 31, 2007	$1,005	$1,895	$51,232	$10,185	$64,317

The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2006 were as follows:

	Precious		Engineered
	Metal	Tubing	Materials	Total
	(in thousands)

Balance as of January 1, 2006	$-	$1,895	$47,551	$49,446
Acquisition	-	-	3,584	3,584
Balance at December 31, 2006	$-	$1,895	$51,135	$53,030

The Company conducted the required annual goodwill impairment reviews in 2007 and 2006, and computed updated valuations for each reporting unit using a discounted cash flow approach and market approach.  Based on the results of these reviews, there was no goodwill impairment in 2007 or 2006.

Other intangible assets as of December 31, 2007 and 2006 consisted of:

	December 31,
	2007	2006
	(in thousands)

Products and customer relationships	$34,082	$11,500
Trademark/Brand name	3,958	1,200
Patents and patent applications	2,296	1,423
Non-compete agreements	756	400
Other	1,548	1,123
	42,640	15,646
Accumulated amortization	2,748	404
Intangible assets, net	$39,892	$15,242

The increase in intangible assets principally related to the acquisition of Bairnco by WHX in April 2007 and the acquisition of Omni by H&H in November 2007.  See Note 5 for the details of the acquisitions.  Amortization of intangibles totaled $2.3 million in 2007 and $0.1 million in 2006.

The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Products and		Patents and
	Customer		Patent	Non-Compete
	Relationships	Trademarks	Applications	Agreements	Other	Total
	(in thousands)

2008	$2,168	$254	$183	$114	$233	$2,952
2009	2,168	254	183	114	233	2,952
2010	2,168	254	183	114	233	2,952
2011	2,168	254	183	108	233	2,946
2012	2,168	254	167	73	111	2,773
Thereafter	21,485	2,359	1,087	159	116	25,206
	32,325	3,629	1,986	682	1,159	39,781
Indefinite life		111				111
	$32,325	$3,740	$1,986	$682	$1,159	$39,892

Note 11 – Debt

Long-term debt at December 31, 2007 and 2006 is as follows:

	Year Ended December 31
	2007	2006
	(in thousands)
Long-term Debt-Non Related Party:
H&H Credit Facility - Term Loan A	$9,742	$14,453
H&H Term Loan	42,000	42,000
H&H Supplemental Term Loan	5,277	6,883
Other H&H debt-domestic	6,724	6,868
Other H&H debt-foreign	5,420	5,475
Bairnco Term Loans	75,067	-
Bairnco China foreign loan facility	4,961	-
Total debt-non related party	149,191	75,679
Less portion due within one year	7,513	4,778
Long-term debt-non related party	$141,678	$70,901

Long-term Debt-Related Party:
H&H Term B Loan - related party	$104,165	$89,627
Bairnco Subordinated Loan-related party	33,957	-
WHX Subordinated Loan-related party	16,779	-
Long-term debt to related party	$154,901	$89,627

Total long-term debt	$296,579	$160,528

Long term debt as of December 31, 2007 matures in each of the next five years as follows:

Long-term Debt Maturity							2013 and
(in thousands)	Total	2008	2009	2010	2011	2012	after
Long-term debt-non-related party	$149,191	$7,513	$56,508	$8,471	$9,661	$64,440	$2,598
Long term debt to related party	154,901	-	120,944	-	-	-	33,957
Total Debt	$304,092	$7,513	$177,452	$8,471	$9,661	$64,440	$36,555

Short Term Debt and Preferred Stock

Short term debt at December 31, 2007 and 2006 was as follows:

	Year Ended December 31
	2007	2006
	(in thousands)

H&H Revolving Credit Facility	$42,344	$35,221
Bairnco Revolving Credit Facility	7,170	-
Foreign Revolving Credit Facility	666	-
Mandatorily Redeemable Preferred Stock - related party	5,100	5,100
	$55,280	$40,321

SFAS No. 150 (As Amended), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, requires an issuer to classify a financial instrument issued in the form of shares that are mandatorily redeemable as a liability in its balance sheet.

Credit Facilities

Handy & Harman

H&H’s financing agreements include a revolving credit and term loan facility with Wachovia, and a Term B Loan with Steel Partners.

The Wachovia Facilities currently provide for maximum borrowings of $129 million, consisting of a revolving credit facility of up to $83 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable and inventory, and reduced by the amount of certain term loans outstanding to Wachovia. In addition, the Wachovia Facilities also include term loans funded by Ableco ($42 million as of December 31, 2007 and $46 million as of February 28, 2008). The term loans are collateralized by eligible equipment and real estate. The revolving credit facility and the term loans payable to Wachovia bear interest at LIBOR plus applicable margins of between 2.00% and 2.50%, or the U.S. Base rate (prime rate) plus .25% to .75%. The Wachovia Facilities also include a provision for Supplemental Term Loans, which currently total approximately $5 million, and bear interest at LIBOR plus applicable margins of between 4.00% and 4.50%, or the U.S. Base rate (prime rate) plus 2.25% to 2.75%. The applicable margin for the revolving credit facility and the term loans payable to Wachovia is dependent on H&H’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement. The term loans payable to Ableco bear interest at LIBOR plus applicable margins of between 4.75% and 5.50%, or the U.S. Base rate (prime rate) plus 2.00% to 2.75%. The applicable margin for the term loans payable to Ableco is dependent on H&H’s Senior Leverage Ratio for the prior quarter, as that term is defined in the agreement. Borrowings under the Wachovia Facilities are collateralized by first priority security interests in and liens upon all present and future stock and assets of H&H and its subsidiaries, including all contract rights, deposit accounts, investment property, inventory, equipment, real property, and all products and proceeds thereof.  Principal payments for the term loans under the Wachovia Facilities are due in monthly installments of $0.3 million (rising to $0.7 million per month for one year beginning May 2008). The Wachovia Facilities contain affirmative, negative, and financial covenants (including, EBITDA shall not be less than $30.0 million, the Senior Leverage Ratio shall not be greater than 4.125:1.0, Capital Expenditures shall not be made in excess of $12.0 million in any 12 month period, as such terms are defined therein), and cash distributions that can be made to WHX are restricted.  The Wachovia Facilities mature on June 30, 2009. The revolving and term loans under the Wachovia Facilities bore interest at rates ranging from 7.0% to 8.6% as of December 31, 2007.

The Term B Loan with Steel Partners matures on June 30, 2009 and provides for annual payments based on 40% of excess cash flow as defined in the agreement (no principal payments are currently payable).  Interest accrues monthly at the Prime Rate plus 6%, and at no time shall the Prime Rate (as that term is defined in the agreement) be below 4.0%. Pursuant to the terms of a subordination agreement between Steel Partners and Wachovia, H&H’s interest payable to Steel is accrued but not paid.  The Term B Loan has a second priority security interest in and lien on all assets of H&H, subject to the prior lien of the Wachovia Facilities and H&H’s $10 million guaranty and security interest for the benefit of Ableco as agent of the Bairnco indebtedness. In addition, H&H has pledged a portion of all outstanding stock of Indiana Tube Danmark A/S, a Danish corporation, and Protechno, S.A., a French corporation, both of which are indirect wholly-owned subsidiaries of H&H. The Term B Loan contains affirmative, negative, and financial covenants (including, EBITDA shall not be less than $30.0 million, the Senior Leverage Ratio shall not be greater than 4.125:1.0, Capital Expenditures shall not be made in excess of $12.0 million in any 12 month period, as such terms are defined therein), and cash distributions that can be made to WHX are restricted. The Term B Loan also contains cross-default provisions with the Wachovia Facilities.  The Term B Loan bore interest at 13.5% as of December 31, 2007.

On March 29, 2007, all such credit facilities, including the term loans, were amended to (i) redefine EBITDA, (ii) reset the levels and amend certain of the financial covenants, (iii) extend the termination date of the credit facilities from March 31, 2007 to June 30, 2008, (iv) permit the extension by H&H to WHX of an unsecured loan for required payments to the WHX Pension Plan, under certain conditions, and (v) permit the extension by H&H to WHX of an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million under certain conditions.  The amendments also provided for the pledge of 65% of all outstanding securities of Indiana Tube Danmark A/S, a Danish corporation and a wholly-owned indirect subsidiary of H&H., and Protechno, a French corporation and a wholly-owned indirect subsidiary of H&H.  Finally, the amendments also provided for waivers of certain events of default existing as of March 29, 2007.

On June 15, 2007, the lenders under H&H’s credit facilities granted a waiver to the events of default arising as a result of the Order of Prejudgment Attachment entered by the Superior Court, Stamford, Connecticut on December 18, 2006 in connection with the litigation known as HH East Parcel v. Handy & Harman currently pending in the Superior Court, Stamford, Connecticut in the amount of approximately $3.5 million and the Notice of Bank Attachment/Garnishment dated May 21, 2007 by the State Marshal of Fairfield County, Connecticut to JPMorgan Chase Bank in the amount of approximately $3.5 million, and related matters.

On July 27, 2007, H&H and certain of its subsidiaries amended its credit facilities, effective as of July 20, 2007 to, among other things, (i) change the definition of EBITDA, (ii) permit additional loans by Steel Partners to H&H in an aggregate amount not to exceed approximately $7.4 million, and (iii) permit the loan, distribution or other advances by H&H to WHX of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H as permitted by these amendments.  On July 31, 2007, Steel Partners loaned H&H approximately $5.7 million.

On September 10, 2007, H&H and certain of its subsidiaries amended its credit facilities to, among other things, (i) provide for an additional term loan by Steel Partners of $8.0 million to H&H and its subsidiaries, and (ii) permit a loan by H&H to WHX of up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan.  On September 12, 2007, the Company made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, the Company’s required contributions to the WHX Pension Plan over the next five years are expected to decline and the Company believes that the full amount of the IRS Waiver has been repaid, and that all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.

On October 31, 2007, H&H and certain of its subsidiaries amended its credit facilities to, among other things, make Omni Technologies Corporation, a company acquired by H&H in 2007, a borrower under such facilities.

On January 22, 2008, H&H and certain of its subsidiaries amended its credit facilities to, effective January 11, 2008, among other things, (i) provide for a temporary reduction in the reserves required under the Wachovia Facilities from $2.5 million to $1.0 million until April 15, 2008, and (ii) revise the criteria of Foreign Accounts, as that term is defined in the agreement, to be included in the calculation of availability.

On February 14, 2008, H&H and certain of its subsidiaries amended its credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of the Term B Loan with Steel Partners in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the rights offering, less $5 million which shall be used to pay down the revolver under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty,  both terms as defined below in the description of the February 14, 2008 amendment by Bairnco to its credit agreements, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4,000,000 to H&H and its subsidiaries.

Other Handy & Harman Debt

On January 24, 2006, H&H’s wholly-owned subsidiary, OMG, Inc., entered into an $8.0 million five-year loan and security agreement with Sovereign Bank.  The loan is collateralized by a mortgage on OMG, Inc.’s real property.  Principal is payable monthly in installments of $12 thousand.  The loan bears interest at a variable rate equal to Libor plus 2.25% (7.57% as of December 31, 2007). The Company has a $1.0 million restricted cash deposit with Sovereign Bank that further collateralizes the outstanding liability.

In March 2004, H&H’s wholly owned Danish subsidiary entered into a financing agreement with a Danish bank that includes a revolving credit facility and term loans.  At December 31, 2007 and 2006, there was approximately $5.4 million and $5.5 million, respectively, outstanding under the term loans. At December 31, 2007 and 2006, there was no debt outstanding under the revolving credit facility.  The Danish subsidiary economically hedges its exposure on this variable interest rate debt.

Bairnco

In connection with the Bairnco Acquisition, initial financing was provided by Steel Partners through two credit facilities.  Steel Partners extended to BZA bridge loans in the aggregate principal amount of approximately $86.5 million pursuant to the Bridge Loan Agreement between BZA and Bairnco, as borrowers, and Steel Partners, as lender.  In addition, Steel Partners extended to WHX a $15.0 million subordinated loan, which is unsecured at the WHX level, pursuant to the Subordinated Loan Agreement, between WHX, as borrower, and Steel Partners, as lender.  WHX contributed the $15.0 million proceeds of the Subordinated Loan Agreement to BZA as a capital contribution.

On July 18, 2007, Bairnco completed the refinancing of: (i) all  of its existing indebtedness under its prior debt agreement, the Bairnco Senior Secured Credit Facility, and (ii) a portion (approximately $56.7 million) of its existing indebtedness under the Bridge Loan Agreement, as follows:

On July 18, 2007, Bairnco and certain of its subsidiaries entered into the First Lien Credit Agreement with Wells Fargo,, which provides for a revolving credit facility to the borrowers in an aggregate principal amount not to exceed $30.0 million and a term loan facility of $28.0 million, (ii) the Second Lien Credit Agreement with Ableco, which provides for a term loan facility to the borrowers of $48.0 million, and (iii) the Subordinated Debt Credit Agreement with Steel Partners,  providing for a term loan of approximately $31.8 million.  The Subordinated Debt Credit Agreement amended and restated the Bridge Loan Agreement.

The First Lien Credit Agreement provides for a revolving credit facility in an aggregate principal amount not to exceed $30.0 million and a term loan facility to the Borrowers of $28.0 million.  Borrowings under the First Lien Credit Agreement bear interest, (A) in the case of base rate loans, at 0.25% above the Wells Fargo prime rate, (B) in the case of LIBOR rate loans, at rates of 2.00% or 2.50%, as applicable, above the LIBOR rate, and (C) otherwise, at a rate equal to the Wells Fargo prime rate minus 0.25%. The revolving and term loans under the First Lien Credit Agreement bore interest at rates ranging from 6.87% to 7.58% as of December 31, 2007  Obligations under the First Lien Credit Agreement are guaranteed by certain of Bairnco’s subsidiaries, and secured by a first priority lien on all assets of Bairnco and such subsidiaries. Principal payments for the term loans under the First Lien Credit Agreement are due in monthly installments of $0.2 million. The scheduled maturity date of the indebtedness under the First Lien Credit Agreement is July 17, 2012.

The Second Lien Credit Agreement provides for a term loan facility of $48.0 million.  Borrowings under the Second Lien Credit Agreement bear interest, in the case of base rate loans, at 3.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate, and, in the case of LIBOR rate loans, at 6.00 % above the LIBOR rate. The Second Lien Credit Agreement bore interest at 11.2% as of December 31, 2007. Obligations under the Second Lien Credit Agreement are guaranteed by Bairnco and certain of its subsidiaries, and secured by a second priority lien on all of their assets. Principal payments for the term loans under the Second Lien Credit Agreement are due on the maturity date, which is July 17, 2012.

The First Lien Credit Agreement and Second Lien Credit Agreement contain affirmative, negative, and financial covenants (including, for the applicable periods set forth therein, permitting TTM EBITDA to be less than $14.0 million to $18.0 million, having a Leverage Ratio of more than 6.74:1.0 to 5.0:1.0, having a Fixed Charge Coverage Ratio of less than 0.75:1.0 to 1.0:1.0 and making Capital Expenditures in excess of $9.0 million in any fiscal year, as such terms are defined therein).

The Subordinated Debt Credit Agreement with Steel Partners provides for a term loan facility in the amount of approximately $31.8 million.  All borrowings under the Subordinated Debt Credit Agreement bear interest at 6.75% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate. The interest rate under the Subordinated Debt Credit Agreement as of December 31, 2007 was 14.0%. Principal, interest and all fees payable under the Subordinated Debt Credit Agreement are due and payable on the scheduled maturity date, January 17, 2013. Obligations under the Subordinated Debt Credit Agreement are guaranteed by Bairnco and certain of its subsidiaries, and secured by a subordinated priority lien on their assets.  The Subordinated Debt Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions.

H&H and Bairnco have not been in compliance with certain of their bank covenants and have been required to obtain waivers from their lenders related to such covenants.  Upon receipt of such waivers, the Company has been in compliance.

On February 14, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.   In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the

Company to invest $10 million from the proceeds of the rights offering by March 31, 2008 in Bairnco and for such  proceeds to be used to prepay at least $10 million under the Wells Fargo term loan, (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.

The Subordinated Loan Agreement provided for a subordinated term loan of $15 million from Steel Partners to WHX, which is unsecured at the WHX level.  Borrowings under the Subordinated Loan Agreement bear pay-in-kind interest at a rate per annum equal to the prime rate of JP Morgan Chase plus 7.75%, with a minimum interest rate of 16% per annum and a maximum interest rate of 19% per annum. The interest rate under the Subordinated Loan Agreement as of December 31, 2007 was 16.0%. Obligations under the Subordinated Loan Agreement are guaranteed by Bairnco and certain of its subsidiaries and secured by a junior lien on the assets of Bairnco and certain of its subsidiaries and capital stock of certain of Bairnco’s subsidiaries. Principal and interest due under the Subordinated Loan Agreement matures April 2009.

Approximately $7.9 million of irrevocable standby letters of credit were outstanding under the First Lien Credit Agreement, which are not reflected in the accompanying consolidated financial statements. $2.3 million of the letters of credit guarantee various insurance activities and $5.6 million represents letters of credit securing borrowings for the China foreign loan facility. These letters of credit mature at various dates and have automatic renewal provisions subject to prior notice of cancellation.

The China foreign loan facility reflects borrowing by Bairnco’s Chinese facilities through Bank of America, Shanghai, China, which is secured by US dollar denominated letters of credit. Interest rates on amounts borrowed under the China foreign loan facility averaged 5.8% at December 31, 2007.

Mandatorily Redeemable Preferred Stock

On October 26, 2005, WHX CS Corp. (“CS”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Steel. Pursuant to this agreement, CS sold 1,000 shares of Series A Preferred Stock, par value $0.01 per share (the “Steel Shares”), to Steel. Steel paid a purchase price of $5,100 per share or an aggregate purchase price of $5.1 million.  The Steel Shares accrue dividends at 6.0% ($306,000) per annum. The Steel Shares were required to be redeemed by CS for $5.1 million plus all accrued and unpaid dividends on October 26, 2006 or, at the sole option of the Board of Directors of CS, on any earlier date. However, there was no such redemption on that date. The proceeds of the sale were used by CS to purchase 1,898,337 shares of Cosine Communications, Inc.

Interest Cost

Cash interest paid in 2007 and 2006 was $23.2 million and $11.1million, respectively. The Company has not capitalized any interest costs in 2007 or 2006. Weighted average interest rates for the years ended December 31, 2007 and 2006 were 11.86% and 10.79%, respectively.

Note 12- Earnings Per Share

The computation of basic earnings or loss per common share is based upon the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company has potentially dilutive common share equivalents including warrants and stock options and other stock-based incentive compensation arrangements  (See Note 14-Stock-Based Compensation).

No common share equivalents were dilutive in 2007 or 2006, because the Company reported a net loss and therefore, any outstanding warrants and stock options would have had an anti-dilutive effect. As of December 31, 2007, stock options for an aggregate of 591,000 shares of common stock, and warrants for an aggregate of 753,155 shares of common stock are excluded from the calculation of net loss per share.

A reconciliation of the income and shares used in the earnings per share computations follows:

	Year ended December 31, 2007
	Income (loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(Dollars and shares in thousands)

Net loss	$(20,771)
Basic EPS and Diluted EPS
Loss applicable to common stockholders	$(20,771)	10,000	$(2.08)

	Year ended December 31, 2006
	Income (loss)	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(Dollars and shares in thousands)

Net loss	$(18,150)
Basic EPS and Diluted EPS
Loss applicable to common stockholders	$(18,150)	10,000	$(1.82)

Note 13 - Stockholders' (Deficit) Equity

The authorized capital stock of WHX consisted of 40,000,000 shares of Common Stock, $0.01 par value, and 5,000,000 shares of Preferred Stock as of December 31, 2006. A proposal to increase authorized Common Stock from 40,000,000 shares to 50,000,000 shares was approved by the Company’s stockholders in June 2007.   On January 31, 2008, WHX’s stockholders approved a proposal to further increase the Company’s authorized capital stock to a total of 100,000,000 shares, consisting of 95,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.

Of the authorized shares, no shares of Preferred Stock have been issued, and 10,000,498 shares of Common Stock were issued and outstanding as of December 31, 2007 and 2006.

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

Warrants

As part of the Plan of Reorganization, on July 29, 2005 in exchange for the extinguishment and cancellation of their stock, the Series A preferred stockholders and Series B preferred stockholders received their pro rata share of 800,000 shares of the new common stock of the reorganized WHX and their pro rata share of 752,688 warrants to purchase common stock of the reorganized company, exercisable at $11.20 per share.  The warrants expired February 28, 2008.  As of the Effective Date, the warrants were valued at $1.3 million using the Black-Scholes valuation method at $1.71 per warrant.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) balances as of December 31, 2007 and 2006 were comprised as follows:

	2007	2006
	(in thousands)

Net actuarial losses and prior service costs and
credits (net of tax of $5,262)	$(38,378)	$(50,525)
Foreign currency translation adjustment	5,819	3,190

	$(32,559)	$(47,335)

Note 14- Stock-Based Compensation

Stock-based compensation expense is recorded based on the grant-date fair value estimated in accordance with the provisions of Revised SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123(R)”). The Company measures stock-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the employee’s requisite service (vesting) period.

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

At the Company's Annual Meeting of Shareholders on June 21, 2007, the Company's shareholders approved a proposal to adopt WHX Corporation’s 2007 Incentive Stock Plan (the “2007 Plan”), and reserved 800,000 shares of common stock under the 2007 Plan. The 2007 Plan permits options to be granted up to a maximum contractual term of 10 years.  On July 6, 2007, stock options for an aggregate of 620,000 shares of common stock were granted under the 2007 Plan to employees and to two outside directors of the Company, at an exercise price of $9.00 per share.    The options are exercisable in installments as follows: half of the options granted were exercisable immediately, one-quarter of the options granted become exercisable on July 6, 2008 and the balance become exercisable on July 6, 2009. The options will expire on July 6, 2015.

The Company satisfied the obligation for the phantom stock options by granting actual stock options to various members of management on July 6, 2007.

The Company estimated the fair value of the stock options in accordance with SFAS No.123(R) using a Black-Scholes option-pricing model.  The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on historical volatilities of WHX’s post-bankruptcy common stock. The expected dividend yield is based on historical information and management’s plan.

Assumptions	2007
Risk-free interest rate	5.08%
Expected dividend yield	0.00%
Expected life (in years)	4.5 years
Volatility	49.1%
Forfeiture rate	3.0%

The Company has recorded $1.4 million of non-cash stock-based compensation expense related to these stock options in 2007.

Activity related to the Company’s 2007 Plan was as follows:

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Outstanding at January 1, 2007	-
Granted	620	$9.00		-
Exercised	-	$-		-
Forfeited or expired	(29)	$9.00		-
Outstanding at December 31, 2007	591	$9.00	7.52	-
Exercisable at December 31, 2007	296	$9.00	7.52	-

The weighted average grant-date fair value of options granted during the year was $3.78 per share.

Nonvested Shares	Shares (000's)	Fair Value

Nonvested at January 1, 2007	-
Granted	620	$3.78
Vested	310	$3.78
Forfeited	(14)	$3.78
Nonvested at December 31, 2007	296	$3.78

As of December 31, 2007 there was $0.8 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 1.52 years. The total fair value of shares vested as of December 31, 2007 was $1.2 million.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for two members of the Board of Directors who are related parties to the Company. These arrangements provide, among other things, for each to receive a bonus equal to 100,000 multiplied by the difference of the fair market value of the Company’s stock price and $9.00 per share.  The bonus is payable upon the sending of a notice by either board member, respectively.  The notice can be sent with respect to one-half the bonus immediately, with respect to one quarter, at any time after July 6, 2008 and with respect to the remainder, at any time after July 6, 2009.  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under SFAS 123(R), the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.2 million of non-cash compensation expense related to these incentive arrangements in 2007.

Note 15- Commitments and Contingencies

Operating Lease Commitments:

The Company leases certain facilities under non-cancelable operating lease arrangements.  Rent expense for the Company in 2007 and 2006 was $5.9 million and $2.8 million, respectively.  Future minimum operating lease and rental commitments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2008	$5,935
2009	4,520
2010	3,496
2011	3,080
2012	2,724
2013 and thereafter	994
$20,749

Legal Matters:

Sumco Inc. v. Underwriters at Lloyd’s, London, Lexington Insurance Company, Hartford Fire Insurance Company, and Wurttembergische Versicherung AG

On July 7, 2004, Sumco Inc. (“Sumco”), a wholly-owned subsidiary of H&H, filed suit in the Marion County Superior Court of Indiana against certain underwriters affiliated with Lloyd’s, London, Lexington Insurance Company, Hartford Fire Insurance Company, and Wurttembergische Versicherung AG (the defendants).  Sumco sought to recover monies from these insurance carriers for losses incurred as a result of a January 20, 2002 fire at its metal plating facility in Indianapolis, Indiana.  At the time of the fire, Sumco’s parent corporation, WHX, had in place layered fire insurance policies with combined limits of $25 million and a deductible of $100,000.  The defendants represent carriers who provided $15 million in insurance coverage in excess of two underlying policies of $5 million each.  Defendants had previously paid $5 million in claims.  Sumco contended that its losses were in excess of the policy limits, defendants acted in bad faith, and that it was entitled to the payment of the remaining approximate $10 million in insurance coverage provided by the defendants.  The parties settled their claims in May 2007 for an aggregate payment to WHX of $5,689,276 from the defendants (which proceeds were paid to Steel Partners in partial satisfaction of its loan), and an assignment to WHX of defendants’ interest in an interest-bearing escrow account with approximately $1.7 million in proceeds resulting from the settlement of subrogation claims against various third parties.  On August 29, 2007, Sumco filed a Declaratory Judgment action in the Marion County Superior Court of Indiana against Royal Indemnity Company and U.S. Fire Insurance Company, requesting a declaration that Sumco is entitled to the funds in the escrow account.  Steel Partners has a first lien on any additional proceeds recovered.  In December 2007, the defendants agreed to a partial disbursement of the escrow funds, pursuant to which the Company received approximately $849,000.  Sumco continues to seek the balance of the escrow funds.

HH East Parcel, LLC.  V. Handy & Harman

This action arises out of a purchase and sale agreement entered into in 2003 whereby H&H agreed to sell a portion of a commercial site in Connecticut (“Sold Parcel”) to HH East Parcel, LLC (“HH East”).  On or about April 5, 2005, HH East filed a Demand for Arbitration with the American Arbitration Association seeking legal and equitable relief including completion of the remediation of environmental conditions at the site in accordance with the terms of the agreement.  An arbitration hearing was held in October 2005 in Connecticut, pursuant to which HH East was awarded, among other things, an amount equal to $5,000 per day from January 1, 2005 through the date on which remediation is completed.  This award amounts to approximately $4.0 million through the completion date of April 6, 2007.  H&H applied to the Connecticut Superior Court to have the arbitration award vacated.  On June 26, 2006, the court issued a decision denying H&H’s application and granting HH East’s motion to confirm the arbitration award.  H&H appealed that decision.  Oral argument on H&H’s appeal took place before the Connecticut Supreme Court in February 2008.  On March 28, 2008, the Supreme Court requested that the parties submit supplemental briefs no later than April 9, 2008.  The Court is expected to issue its ruling on the appeal between approximately April and June 2008.

On May 22, 2007, HH East served an Order for a Prejudgment Attachment in the amount of approximately $3.5 million, issued by the Superior Court, Stamford, Connecticut in December 2006, against certain Connecticut property of H&H and against certain bank accounts maintained by H&H at banks in New York.  H&H has brought proceedings in the Superior Court, Stamford, Connecticut, and in the Supreme Court, State of New York, to oppose the attachment of such bank accounts and to have it lifted.  The New York proceeding has been discontinued.  The Connecticut proceeding is pending.  The parties have engaged from time to time in settlement discussions to resolve the open issues and proceedings between them. On June 14, 2007, HH East temporarily withdrew its attachment/garnishment against certain bank accounts of H&H after the posting of other satisfactory collateral by H&H and while settlement discussions were continuing.  On June 29, 2007, and again on several other dates, HH East re-served the Order against various bank accounts of H&H.

H&H has been working cooperatively with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a consent order entered into in 1989 that applies to both parcels of the commercial site.  H&H has been conducting an investigation of the remaining parcel, and is continuing the process of evaluating various options for its remediation.  The sale of the Sold Parcel, which is the subject of the above-referenced litigation, triggered statutory obligations under Connecticut law to investigate and remediate pollution at or emanating from Sold Parcel.  Remediation of all soil conditions on site was completed on April 6, 2007, although H&H has since performed limited additional work on site, solely in furtherance of ongoing settlement discussions between the parties.  Although no groundwater remediation is required, there will be monitoring of same for several years.  Approximately $28.9 million had been expended through December 31, 2007, and the remaining remediation and monitoring costs are expected to approximate $0.3 million.  H&H received reimbursement of $2.0 million from its carrier under a cost-cap insurance policy and is pursuing its potential entitlement to additional coverage.

Paul E. Dixon & Dennis C. Kelly V. Handy & Harman

Two former officers of H&H filed a Statement of Claim with the American Arbitration Association (“Arbitration”) on or about January 3, 2006.  The Claimants were employees of H&H until September 2005, when their employment was terminated by H&H.  Their claims included seeking payments allegedly due under employment contracts and allegedly arising from their terminations, and seeking recovery of benefits under what they allege was the Handy & Harman Supplemental Executive Retirement Plan.

In the Arbitration, Claimants sought an award in excess of $4 million each, plus interest, costs and attorneys’ fees.  Claimants also sought indemnification for certain matters and an injunction against H&H with regard to life insurance policies.  H&H brought a special proceeding on February 15, 2006 in the Supreme Court of the State of New York, County of Westchester, for a judgment staying the arbitration of three of the four claims.  On March 10, 2006, all of the parties filed a stipulation with the court, discontinuing the court proceeding and agreeing therein, among other things, that all claims asserted by the Claimants in the Arbitration (which was also discontinued at that time) would be asserted in Supreme Court, Westchester County.

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

In January 2008, Kelly filed a lawsuit against WHX Corporation, Handy & Harman and various benefit plans in the United States District Court for the Southern District of New York.  Dixon did not join in this lawsuit, and his counsel has not indicated whether Dixon intends to file his own lawsuit.  Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Kelly’s Complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.  The defendants are vigorously defending this lawsuit.  Nevertheless, there can be no assurance that the defendants will be successful in defending against Kelly’s claims, or that the defendants will not have any liability on account of Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Arista Development LLC V. Handy & Harman Electronic Materials Corporation

In 2004, a subsidiary of H&H, HHEM, entered into an agreement to sell a commercial/industrial property in Massachusetts.  Disputes between the parties led to suit being brought in Bristol Superior Court in Massachusetts.  The plaintiff alleges that HHEM is liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  The court entered a preliminary injunction enjoining HHEM from conveying the property to anyone other than the plaintiff during the pendency of the case.  Discovery on liability and damages has been in abeyance while the parties are actively engaged in settlement discussions. Since discovery is not completed, it cannot be known at this time whether it is foreseeable or probable that plaintiff would prevail in the litigation or whether H&H would have any liability to the plaintiff.

Environmental Matters

In connection with the Sold Parcel, the Company was responsible for demolition and environmental remediation of the site, the estimated cost of which was included in the loss on sale recorded in 2003.  In 2004, H&H determined that an increase in the reserve for environmental remediation was needed in the amount of $28.3 million.  This change in reserve was caused by the discovery of underground debris and soil contaminants that had not been anticipated.  These additional costs were included in environmental remediation expense.  An additional $4.0 million was also recorded in selling, general and administrative expenses in 2004 as a penalty related to the Sold Parcel.  The Company retains title to a parcel of land adjacent to the Sold Parcel.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at December 31, 2006 and December 31, 2007.

H&H entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  H&H is actively remediating the property and continuing to investigate the most effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December of 2007.  Once the investigation has been completed, it will be followed by a feasibility study and a remedial action work plan that will be submitted to NJDEP.  H&H anticipates entering into discussions in the near future with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  The ongoing cost of remediation is presently estimated at approximately $750,000.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are allocated 75% to the former owner/operator and 25% to H&H after the first $1 million.  The $1 million was paid solely by the former owner/operator.  To date, over and above the $1 million, total investigation and remediation costs of $731,000 and $244,000 have been expended by the former owner/operator and H&H, respectively, in accordance with the settlement agreement.  Additionally, H&H is currently being reimbursed through insurance coverage for a portion of the investigation and remediation costs for which the company is responsible.  H&H believes that there is additional excess insurance coverage which it intends to pursue as necessary.

H&H and Bairnco (and/or one or more of their respective subsidiaries) have also been identified as potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state statutes at several sites and are parties to ACOs in connection with certain other properties.  H&H and Bairnco (and/or one or more of their respective subsidiaries) may be subject to joint and several liabilities imposed by CERCLA on PRPs.  Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, H&H and Bairnco are unable to reasonably estimate the ultimate cost of compliance with such laws.

In a case entitled Agere Systems, Inc., et al. v. Advanced Environmental Technology Corp., et al. (U.S. District Court, EDPA), five companies, all of which are PRPs for the Boarhead Farm site in Bucks County, Pennsylvania, brought CERCLA contribution and similar claims under Pennsylvania’s environmental laws against a number of companies in 2002.  A subsidiary of H&H, H&H Tube, is one of the defendants that the plaintiffs claim contributed to the contamination of the Boarhead Farm site.  A number of the plaintiffs have entered into consent decrees with the EPA regarding the remediation of groundwater and soil contamination at the Boarhead Farm site.  In addition, plaintiffs have settled with a number of the defendants.  There are currently six non-settling defendants, including H&H Tube, against which the plaintiffs are pursuing their claims.  Fact and expert discovery has been concluded.  H&H Tube filed a motion for summary judgment in July 2007 seeking a dismissal of all claims against H&H Tube.  The court denied that motion. Plaintiffs were granted to leave to file a fifth amended complaint which adds a claim against the non-settling defendants for joint and several liability  The plaintiffs have already made substantial payments to the EPA in past response costs and have themselves incurred costs for groundwater and soil remediation.  Remediation is continuing.  Plaintiffs are seeking reimbursement of a portion of amounts incurred and an allocation of future amounts from H&H Tube and the other non-settling defendants.  Based upon expert testimony in the litigation, H&H Tube’s  responsibility for this site, if any, should be minimal.  This matter is expected to go to trial in late Spring or early Summer of 2008.  It is not possible to accurately estimate the cost of remediation or H&H Tube’s share, if any, of the liability at this time.  In December 2007, H&H Tube and H&H filed a lawsuit against The Chubb Group of Insurance Companies and several related entities seeking a declaration that the defendants are obligated to defend and indemnify H&H Tube with respect to the Boarhead Farm lawsuit.  The parties are currently engaged in settlement discussions.

H&H received a notice letter from the EPA in August 2006 formally naming H&H as a PRP at a superfund landfill site in Massachusetts (the “Superfund site”).  H&H then voluntarily joined a group of ten (10) other PRPs (which group has since increased to thirteen (13)) to work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine whether there are other parties that sent hazardous substances to the Superfund site but that have not received notice letters or been named as PRPs to date.  The PRP group submitted its good faith offer to the EPA in late October 2006.  The offer is contingent on the group arriving at an acceptable allocation amongst the PRPs.  All of the PRPs have reached proposed allocations as to percentages of responsibility for investigation and remediation costs at the Superfund site.  It is anticipated that there will be a “shortfall” in the overall allocation that will then be shared, on a pro rata basis, among all of the participating PRPs.  The EPA has currently agreed to an orphan share for the past response costs incurred through September 30, 2007 and the PRPs continue to negotiate with the EPA to have all future response and oversight costs included in the orphan share.  The EPA seeks to have the consent decree lodged as soon as practicable.  The consent decree will then be subject to a public comment period of no less than 30 days.  After the expiration of the 30 days (or such other time period), the court, in its discretion, can enter the consent decree.  There are some PRPs who have not participated to date in the consent decree negotiations and allocation process.  Any non-participating PRPs may be sued later under CERCLA.  That is a decision that will be made in the future by the participating PRPs.  It is anticipated that PRP remedial activities at the site will not begin until 2009.  The remediation of a significant amount of the contamination at the site is the responsibility of the Department of Energy (“DOE”).  That remediation is being accomplished by the U.S. Army Corps of Engineers (the “ACOE”).  The DOE portion of the work has begun but is not expected to be completed until 2009, at which time the remaining work will be more clearly defined.  The ACOE recently informed one of the radiological PRPs that it will seek contribution from that PRP for the portion of the remediation performed by the ACOE.  The radiological PRP in turn wishes to preserve its rights to sue the chemical PRPs in the event any portion of the ACOE's claim relates to chemical waste.  The PRPs are currently investigating the nature of the ACOE's potential claim to determine if there is any realistic potential that the ACOE's claim can legally or factually result in a contribution claim against the chemical PRPs.  The Company has recorded a reserve of $3.6 million in connection with this matter.

H&H is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the property that is the subject of the Arista Development litigation discussed above.  H&H is in discussions with the EPA, the MADEP and the plaintiff in the Arista case in connection with the remedial activities.  In addition, H&H has engaged in discussions or received comments regarding its remedial plans from abutters.  Discussions with some abutters are ongoing and, although no formal claims have been asserted, it is possible that claims will be asserted.  Since discussions regarding these matters are not complete and since no claims have been asserted, it cannot be known what, if any, liability H&H will have with respect to the abutters.

As discussed above, H&H and Bairnco have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, WHX has insurance coverage available for several of these matters.  The Company has accrued $7.8 million related to estimated environmental remediation costs as of December 31, 2007.  Based upon information currently available, including H&H and Bairnco’s prior capital expenditures, anticipated capital expenditures, and information available to H&H and Bairnco on pending judicial and administrative proceedings, H&H and Bairnco do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on their financial position, but there can be no such assurances.  Such costs could be material to H&H and Bairnco’s results of operations and cash flows.  We anticipate that H&H and Bairnco will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco are unable to fund these liabilities, claims could be made against WHX for payment of such liabilities.  As further information comes into the Company’s possession, it will continue to reassess such evaluations.

Other Litigation

We or certain of our subsidiaries are a defendant in numerous cases pending in a variety of jurisdictions relating to welding emissions.  Generally, the factual underpinning of the plaintiffs’ claims is that the use of welding products for their ordinary and intended purposes in the welding process causes emissions of fumes that contain manganese, which is toxic to the human central nervous system.  The plaintiffs assert that they were over-exposed to welding fumes emitted by welding products manufactured and supplied by us and other co-defendants. We have various levels of exposure in the different cases, from being the primary or sole defendant to being one of many defendants.  We deny liability and are defending these actions. The first of such cases is scheduled for trial in June 2008.  It is not possible to reasonably estimate our exposure or share, if any, of the liability at this time.

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

Pension Plan Contingency Arising from the WPC Group Bankruptcy

Wheeling-Pittsburgh Corporation (“WPC”) and six of its subsidiaries (collectively referred to as the "WPC Group"), including Wheeling-Pittsburgh Steel Corporation (“WPSC”), a vertically integrated manufacturer of value-added and flat rolled steel products, was a wholly owned subsidiary of WHX.  On November 16, 2000, the WPC Group filed a petition seeking reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code.  A Chapter 11 Plan of Reorganization for the WPC Group (the "WPC POR") was consummated on August 1, 2003, pursuant to which, among other things, the WPC Group ceased to be a subsidiary of WHX effective August 1, 2003, and from that date forward has been an independent company.

As part of the WPC POR, the Company agreed to make certain contributions (the “WHX Contributions”) to the reorganized company. Under the WHX Contributions, the Company forgave the repayment of its claims against the WPC Group of approximately $39.0 million and, additionally, contributed to the reorganized company $20.0 million of cash, for which the Company received a note in the amount of $10.0 million.  The note was fully reserved upon receipt.

On March 6, 2003, the PBGC published its Notice of Determination (“Notice”) and on March 7, 2003 filed a Summons and Complaint (“Complaint”) in United States District Court for the Southern District of New York seeking the involuntary termination of the WHX Pension Plan (the “WHX Plan”), a defined benefit pension plan sponsored by the Company that provides pension benefits to active and retired employees of WHX and H&H and certain benefits to active and retired employees of members of the WPC Group. WHX filed an answer to this complaint on March 27, 2003, contesting the PBGC’s action.  On July 24, 2003, the Company entered into an agreement among the PBGC, WPC, WPSC, and the United Steelworkers of America, AFL-CIO-CLC (“USWA”) in settlement of matters relating to the PBGC v. WHX Corporation, Civil Action No. 03-CV-1553, in the United States District Court for the Southern District of New York (“Termination Litigation”), in which the PBGC was seeking to terminate the WHX Plan.  Under the settlement, among other things, WHX agreed (a) that the WHX  Plan, as it is currently constituted, is a single employer pension plan, (b) to contribute funds to the WHX Plan equal to moneys spent (if any) by WHX or its affiliates to purchase WHX 10.5% Senior Notes (“Senior Notes”) in future open market transactions, and (c) to grant to the PBGC a pari passu security interest of up to $50.0 million in the event WHX obtains any future financing on a secured basis or provides any security or collateral for the Senior Notes.

Also under the settlement, all parties agreed  that as of the effective date of the WPC POR, (a) no shutdowns had occurred at any WPC Group facility, (b) no member of the WPC Group is a  participating employer under the WHX Plan, (c) continuous service for WPC Group employees was  broken, (d) no WPC Group employees will become entitled to “Rule of 65” or “70/80” Retirement Benefits (collectively, “Shutdown Benefits”) by reason of events occurring after the effective date of the WPC POR, and (e) the WHX Plan would provide for a limited early retirement option to allow up to 650 WPSC USWA-represented employees the right to receive retirement benefits based on the employee’s years of service as of July 31, 2003 with a  monthly benefit equal to $40 multiplied by the employee’s years of service.

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

Note 16 - Related Party Transactions

Steel Partners is the beneficial holder of 5,029,793 shares of the Company’s common stock, representing approximately 50.3% of the outstanding shares.  On September 8, 2005, H&H completed the assignment of its approximately $70.6 million Term B Loan from Canpartners, to Steel Partners, as agent and lender. Substantially all of the terms and conditions of the Term B Loan continued without amendment. During 2007, in connection with the Bairnco Acquisition, Steel Partners entered into the Subordinated Loan Agreement with WHX and the Subordinated Debt Credit Agreement with Bairnco.  (See Note 11).  As of December 31, 2007, $18.9 million of accrued interest was owed to Steel Partners.  Interest is not expected to be paid in cash to Steel pursuant to the terms of a Subordination Agreement between Steel and Wachovia.  Mr. Warren Lichtenstein, the sole executive officer and managing member of Steel Partners, L.L.C., the general partner of Steel Partners, is the Chairman of the Board of the Company.

Mr. Glen Kassan, an Executive Vice President with Steel Partners, was appointed Chief Executive Officer of WHX on October 7, 2005.  In 2006, the Compensation Committee approved a salary of $600,000 per annum for Mr. Kassan, effective January 1, 2006.

On October 26, 2005, WHX CS Corp. (“CS”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Steel Partners.  Pursuant to that agreement, CS sold 1,000 shares of Series A Preferred Stock, par value $0.01 per share (the “Steel Shares”) to Steel Partners.  Steel Partners paid a purchase price of $5,100 per share or an aggregate purchase price of $5.1 million.  The Steel Shares accrue dividends at 6.0% ($306,000) per annum. The Steel Shares were required to be redeemed by CS for $5.1 million plus all accrued and unpaid dividends on October 26, 2006 or, at the sole option of the Board of Directors of CS, on any earlier date. However, there was no such redemption on that date. The proceeds of this sale were used by CS to purchase 1,898,337 shares of CoSine Communications, Inc.  As of December 31, 2007, $0.7 million was due to Steel Partners for accrued dividends on the Steel Shares.

The Company had two investments accounted for under the equity method: 18.8% ownership of the outstanding common stock of CoSine Communications Inc. (CoSine) and 50% of the outstanding common stock of H&H Mfg. (Singapore).  These investments are presented in other non–current assets.  The Company accounts for CoSine under the equity method because a related party (Steel Partners) owns an additional 30% of the outstanding common stock and indirectly has the ability to exercise control.  The investment balance of CoSine Communications at December 31, 2007 was $4.3 million and as of December 31, 2006, was $4.2 million.  As of December 31, 2006, the Company wrote down the carrying value of its investment in CoSine by $0.8 million to equal 18.8% of the net assets of CoSine as of that date. At December 31, 2007 CoSine had total assets of $23.2 million, including cash, cash equivalents, and short term investments of $23.1 million, current liabilities of $0.3 million and stockholders’ equity of $22.9 million.  CoSine reported net income of $0.4 million for the year ended December 31, 2007.  The market value of the Company’s investment in CoSine as of December 31, 2007 was $4.3 million. During 2006, the Company sold its investment in H&H Mfg. (Singapore) for proceeds of $0.6 million in cash and settlement of intercompany liabilities, and recorded a gain on the sale of $0.2 million.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for Mr. Kassan and Mr. Lichtenstein. These arrangements provide, among other things, for each to receive a bonus equal to 100,000 multiplied by the difference of the fair market value of the Company’s stock price and $9.00 per share.  The bonus is payable upon the sending of a notice by either Mr. Kassan or Mr. Lichtenstein, respectively.  The notice can be sent with respect to one-half the bonus immediately, with respect to one quarter, at any time after July 6, 2008 and with respect to the remainder, at any time after July 6, 2009.  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under SFAS 123(R), the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.2 million of non-cash compensation expense related to these incentive arrangements for 2007.

On October 18, 2007, WHX filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for a rights offering to its existing stockholders, and subsequently filed Amendments thereto dated November 30, 2007 and December 21, 2007.  The rights offering will be made through the distribution of non-transferable subscription rights to purchase shares of the Company’s common stock, par value $0.01 per share, at a subscription price to be determined.  Assuming the rights offering is fully subscribed, WHX could receive gross proceeds of approximately $200 million, less expenses of the rights offering.

The rights offering includes an oversubscription privilege which permits each rights holder, that exercises its rights in full, to purchase additional shares of common stock that remain unsubscribed at the expiration of the offering.  This oversubscription privilege is subject to (i) the availability and allocation of shares among persons exercising this oversubscription privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without endangering the availability of the Company’s NOLs under Section 382 of the Internal Revenue Code, in each case as further described in the rights offering documents.

Steel Partners has indicated that it intends to exercise all of its rights and to oversubscribe for the maximum number of shares it can oversubscribe for without (i) endangering the availability of WHX’s NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding shares of WHX’s common stock.

A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The purpose of this rights offering is to raise equity capital in a cost-effective manner that gives all WHX’s stockholders the opportunity to participate.  The net proceeds will be used to (i) make partial payments to certain senior lenders to certain wholly-owned subsidiaries of WHX and/or to contribute to the working capital of such subsidiaries, (ii) redeem preferred stock which is held by Steel Partners, and was issued by a wholly-owned subsidiary of WHX, (iii) to purchase shares of common stock of CoSine Communications, Inc. from Steel Partners, (iv) to repay WHX indebtedness to Steel Partners, and (v) to repay indebtedness of  wholly-owned subsidiaries of WHX to Steel Partners.

WHX has an agreement in principle with Steel Partners to acquire 2,631,384 shares of common stock of CoSine Communications, Inc. for an aggregate purchase price of approximately $5.9 million.  The transaction is anticipated to close immediately following the closing of the rights offering discussed above.

The former Chairman of the Board of the Company, Mr. Ronald Labow, is the president and sole shareholder of WPN Corp. (“WPN”).  On February 1, 2004, WPN entered into an Investment Consulting Agreement with the Company on behalf of the WHX Pension Plan Trust pursuant to which WPN would manage the assets of the WHX Pension Plan Trust.  Under the Agreement, WPN is paid by the WHX Pension Plan Trust 0.525% per year of the amount of the assets under management. The WHX Pension Plan Trust Agreement was negotiated by a board committee composed of independent directors, which committee recommended the approval of such Investment Consulting Agreement to the full board, which approved such agreement.

Note 17 - Other Income (Expense)
	Year Ended December 31,
	2007	2006
	(in thousands)
Interest and investment income	$6	$39
Equity income in affiliated companies	65	163
Foreign currency transaction loss	(392)	(376)
Investment loss - CoSine	-	(820)
Gain on sale of H&H Mfg.Singapore	-	187
Other, net	49	(27)
	$(272)	$(834)

Note 18 - Reportable Segments

WHX is a holding company that invests in and manages a group of businesses on a decentralized basis.  WHX owns H&H, which is a diversified manufacturing company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials. In April 2007, WHX acquired Bairnco, which operates business units in three reportable segments:  Arlon EM, Arlon CM and Kasco.  H&H and Bairnco principally operate in North America.

The Company has six reportable segments:

(1)
Precious Metal. This segment is engaged in the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating. The Company’s brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  The Company offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries. Precision electroplating (often using gold, silver, palladium and various base metals) is performed on electronic and electrical components primarily for use in the automotive industry.

(2)
Tubing. This segment manufactures a wide variety of steel tubing products.  The Stainless Steel Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Group’s capabilities in long continuous drawing of seamless stainless steel coils allow the Group to serve the petrochemical infrastructure and shipbuilding markets. The Stainless Steel Tubing Group also produces products for use in the medical, semiconductor fabrication, aerospace and instrumentation industries.   The Specialty Tubing Group manufactures welded carbon steel tubing in straight lengths and coils with a primary focus on products for the refrigeration and automotive industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products for the appliance market by fabricating tubing into condensers for refrigerators and freezers.

(3)
Engineered Materials. This segment supplies products to the construction and building industries. H&H manufactures fasteners and fastening systems for the commercial flat roofing industry.  Products are sold to building and roofing distributors and as private labels to roofing systems manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in log homes, landscaping, masonry, and wood decks.  This segment also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, the segment manufactures electro-galvanized steel products primarily for the construction industry.

(4)
Arlon EM segment designs, manufactures, markets and sells high performance laminate materials and bonding films utilized in the military/aerospace, wireless communications, automotive, oil drilling, and semiconductor markets.. Among the products included in the Arlon EM segment are high technology materials for the printed circuit board industry and silicone rubber products for insulating tapes and flexible heaters.

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

Management has determined that certain operating segments should be aggregated and presented within a single reporting segment on the basis that such operating segments have similar economic characteristics and share other qualitative characteristics. Management reviews gross profit and operating income to evaluate segment performance. Operating income for the reportable segments excludes unallocated general corporate expenses. Other income and expense, interest expense, and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s management.

The following tables present information about reportable segments for the years ending December 31:

	2007	2006
	(in thousands)
Net Sales

Precious Metal	$150,484	$146,014
Tubing	117,627	120,873
Engineered Materials	228,248	194,076
Arlon Electronic Materials (c)	45,576	-
Arlon Coated Materials (c)	47,647	-
Kasco (c)	48,284	-

Net sales	$637,866	$460,963

Segment operating income (loss)
Precious Metal (a)	$8,203	$5,122
Tubing (b)	138	(8,916)
Engineered Materials	17,216	15,855
Arlon Electronic Materials (c), (d), (f)	(118)	-
Arlon Coated Materials (c), (d)	(3,522)	-
Kasco (c), (d)	1,007	-
Subtotal	22,924	12,061
Unallocated pension expense (credit)	(4,963)	(4,785)
Unallocated corporate expenses	6,749	4,069
Insurance proceeds	(6,538)	(811)
Environmental remediation expenses (e)	4,678	2,909
Fairfield East penalty (e)	-	180
Loss (gain) on disposal of assets	283	(31)

Income from operations	22,715	10,530

Interest expense	39,488	22,535
Realized and unrealized loss on derivatives	1,888	7,993
Other (income) expense	272	834

Loss from continuing operations before taxes	$(18,933)	$(20,832)

(a)	Includes an asset impairment charge of $3.4 million in 2006.
(b)	Includes an asset impairment charge of $1.8 million and restructuring charges of $2.4 million in 2006.
(c)	Bairnco segment information includes the period April 14, 2007 through December 31, 2007.
(d)	The following non-recurring charges relating to the purchase accounting for the Bairnco Acquisition are included in the 2007 results above: Arlon EM $3,509, Arlon CM $2,409, and Kasco $1,460.
(e)
Environmental remediation expenses have not been allocated to the reporting segments since the related facilities have been closed for several years and are not indicative of current operating results.

(f)	Arlon EM operating loss includes $1,151 of amortization of intangible assets arising from the Bairnco Acquisition.

	2007	2006
Capital Expenditures	(in thousands)

Precious Metal	$2,502	$2,019
Tubing	1,569	3,781
Engineered Materials	2,700	1,756
Arlon Electronic Materials	802	-
Arlon Coated Materials	551	-
Kasco	1,656	-
Corporate and other	446	139
	$10,226	$7,695

	December 31,
	2007	2006
Total Assets	(in thousands)

Precious Metal	$57,249	$60,562
Tubing	66,232	68,038
Engineered Materials	142,177	145,845
Arlon Electronic Materials	78,029	-
Arlon Coated Materials	27,398	-
Kasco	41,440	-
Corporate and other	29,064	19,420
Total	$441,589	$293,865

The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31. Long-lived assets consist of property, plant and equipment, plus approximately $7.8 million of land and buildings from previously operating businesses that are carried at the lower of cost or fair value and are included in other non-current assets on the consolidated balance sheets.

Geographic Information
	Revenue		Long-Lived Assets
	2007	2006	2007	2006
	(in thousands)		(in thousands)

United States	$562,562	$417,866	$118,474	$76,686
Foreign	75,304	43,097	13,143	8,309

	$637,866	$460,963	$131,617	$84,995

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Neither revenue nor long-lived assets from any single foreign country was material to the consolidated revenues of the Company.

In 2007 and 2006, no customer accounted for more than 5% of consolidated net sales. In 2007, the 15 largest customers accounted for approximately 25% of consolidated net sales.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On January 17, 2007, WHX dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm, effective upon the completion by PwC of its procedures regarding: (i) the Company's 2004 Annual Report on Form 10-K; and (ii) the financial statements of the Company as of March 31, 2005 and for the quarter then ended, the financial statements of the Company as of June 30, 2005 and for the quarter and six-month periods then ended and the financial statements of the Company as of  September 30, 2005 and for the quarter and nine-month periods then ended and the Forms 10-Q for 2005 in which each of the above described financial statements will be included. The decision to dismiss PwC was approved by the Company’s Audit Committee.

The reports of PwC on the financial statements of the Company for the fiscal years ended December 31, 2005 and 2004, and the reports of PwC on the financial statements did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for an explanatory paragraph disclosing substantial doubt about the Company's ability to continue as a going concern.

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

On January 22, 2007, the Company engaged Grant Thornton LLP (“GT”) as the Company’s independent registered public accountant.  The engagement of GT was approved by the Audit Committee of the Company’s Board of Directors.  During the years ended December 31, 2005, 2004 and 2003 and through January 22, 2007, the Company did not consult with GT with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we  conducted  an evaluation under  the supervision and with  the participation of our management, including the Chief Executive  Officer and the Chief Financial  Officer, of the effectiveness of our disclosure  controls and procedures as of the end of the period  covered by this  report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2007 our disclosure controls and procedures are effective in ensuring that all  information  required to be  disclosed  in  reports that we file or  submit  under the  Exchange  Act is recorded,  processed,  summarized and reported within the time periods specified in the SEC  rules  and  forms  and that  such  information  is  accumulated  and communicated to our management,  including our Chief Executive Officer and Chief Financial Officer,  in a manner that allows timely decisions regarding required disclosure.

Item 9A(T).     Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with US generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2007 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Our evaluation for the year ended December 31, 2006 described material weaknesses in our internal control over financial reporting which have been remediated as of December 31, 2007, including effective controls over (1) maintaining active supervision over the accounting functions at certain of our operating subsidiaries, and (2) maintaining a sufficient  number of  personnel  with an appropriate  level of  knowledge,  experience  and  training  in the application of generally accepted accounting principles commensurate with the Company's global financial  reporting  requirements and the complexity of our operations and transactions.

These material weaknesses in our disclosure controls and procedures continued to exist as of the first three quarters of 2007.  In the fourth quarter of 2007, these material weaknesses were remediated as a result of the following actions taken during the year:

•
Increased the Company's accounting and financial resources by hiring a Senior Vice President, an Assistant Controller, a Treasurer and a Director  of  Budgeting  and Financial Analysis, and retaining a regional accounting firm of certified public accountants to assist  financial management in addressing various accounting matters;

•	Increased the level of review and discussion on complex and judgmental accounting matters;

•	Improved controls regarding timely communication of all significant events to management and the Board of Directors;

•	Enhanced the monthly financial reporting to senior management and the Board.

•	Developed processes and procedures to better document employee responsibilities, including transaction review and monitoring activities;

•
Engaged a third  party  resource to support our review, documentation  and  testing  of the  effectiveness  of our  internal control over financial reporting under the Section 404 provisions of the Sarbanes-Oxley Act; and

•	Reviewed and modified the nature and scope of internal audit activities.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Inherent Limitations Over Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART III

Item 10.     Directors and Executive Officers of the Company

Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years.  There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected.  No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under Exchange Act.  The Board has adopted independence standards for directors that conform to the standards required by the Nasdaq Stock Market (“Nasdaq”) for listed companies.  Based on the Company’s director independence standards, the Board has affirmatively determined that Louis Klein, Jr. and Garen W. Smith are independent.

Name	Age	All Offices with the Company	Director and/or Executive Officer Since
Warren G. Lichtenstein	42	Chairman of the Board	2005
Jack L. Howard	46	Director	2005
Robert K. Hynes	53	Vice President and Chief Financial Officer	2001
Glen M. Kassan	64	Vice Chairman and Chief Executive Officer	2005
Louis Klein, Jr.*	72	Director	2002
James F. McCabe, Jr.	45	Senior Vice President	2007
Daniel P. Murphy, Jr.	46	Director and Senior Vice President of Corporate Development	2003
John J. Quicke	58	Director and Vice President	2005
John H. McNamara, Jr.	44	Director	2008
Garen W. Smith*	65	Director	2002
Jeffrey A. Svoboda	56	President and Chief Executive Officer of H&H	2008
________________
*Member of the Compensation Committee and the Audit Committee

Business Background
The following is a summary of the business background and experience of each of the persons named above:

Warren G. Lichtenstein.  Chairman of the Board of Directors.

Warren G. Lichtenstein has served as Chairman of the Board of WHX since July 2005.  He has been the Chairman of the Board, Secretary and the Managing Member of Steel Partners II GP LLC (“Steel GP LLC”), the general partner of Steel Partners, a private investment partnership, since January 1, 1996 and the President, Chief Executive Officer and a director of Steel Partners, Ltd. (“SPL”), a management and advisory company that provides management services to Steel Partners  and its affiliates, since June 1999. Additionally, he serves as President and Chief Executive Officer of SP Acquisitions Holdings, Inc.,(“SP Acquisitions”), an affiliate of Steel Partners. He is also a co-founder of Steel Partners Japan Strategic Fund (Offshore), L.P., a private investment partnership investing in Japan, and Steel Partners China Access Fund I LP, a private equity partnership investing in China.  Mr. Lichtenstein has been Chairman of the Board of SL Industries, Inc. (“SL Industries”), a designer and manufacturer of power electronics, power motion equipment, power protection equipment, and teleprotection and specialized communication equipment, since January 24, 2002 and served as Chief Executive Officer from February 4, 2002 to August 10, 2005.  He had previously served as a director of SL Industries from 1993 to 1997.  Mr. Lichtenstein has been a director of KT&G Corporation, South Korea’s largest tobacco company, since March 2006.  Mr. Lichtenstein was a director of Layne Christensen Company  (“Layne Christensen”), a provider of products and services for the water, mineral, construction and energy markets, from January 2004 to October 2006.  Mr. Lichtenstein served as a director of WebFinancial Corporation (“WebFinancial”), a consumer and commercial lender, from 1996 to June 2005, as Chairman and Chief Executive Officer from December 1997 to June 2005 and as President from December 1997 to December 2003.

Jack L. Howard.  Director.

 Jack L. Howard has been a director of WHX since July 2005.  He has been a registered principal of Mutual Securities, Inc., a registered broker-dealer, since 1989.  He serves as President of Steel Partners LLC (“Partners LLC”) and has served as Vice Chairman of SPL since December 2003.  Mr. Howard has served as Chairman of the Board of WebFinancial since June 2005, as a director of WebFinancial since 1996, and as its Vice President since 1997.  From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of WebFinancial.  He served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc.,

a provider of database development and web site design and development services, from February 2004 to April 2007, as Vice President of Gateway from December 2001 to April 2007.  He has also been the Chief Operating Officer of SP Acquisitions since June 2007 and its Secretary since February 2007.  He served as a director of SP Acquisitions from February 2007 to June 2007 and was its Vice-Chairman from February 2007 to August 2007.  Mr. Howard also serves as a director of Adaptec, Inc.  He has been a director of CoSine Communications, Inc., a global telecommunications equipment supplier, since July 2005.  He has been a director of BNS Holding, Inc., a holding company that owns the majority of Collins Industries, Inc., a manufacturer of school buses, ambulances and terminal trucks, since June 2004.  Mr. Howard presently serves as a director of NOVT Corporation (“NOVT”), a former developer of advanced medical treatments for coronary and vascular disease.

Robert K. Hynes. Vice President and Chief Financial Officer.

 Robert K. Hynes has been the Vice President and Chief Financial Officer of the Company since January 2003 and was Vice-President-Finance from June 2001 through January 2003.  Mr. Hynes has been Vice-President of H&H since March 2000.

Glen M. Kassan. Vice Chairman of the Board of Directors,  Chief Executive Officer and Secretary.

 Glen M. Kassan has served as a director of the Company since July 2005 and as the Company’s Vice Chairman of the Board of Directors, Chief Executive Officer and Secretary since October 2005.  He has been a managing director of Partners LLC, and an Operating Partner of SPL since August 1999 and an Operating Partner of its predecessor from October 1999 to May 2001.  He has served as the Vice President and Secretary of WebFinancial since June 2000 and as Chief Financial Officer from June 2000 through 2007.  He has served as a director of SL Industries since January 24, 2002, its Vice Chairman since August 10, 2005 and served as its President from February 4, 2002 to August 10, 2005.

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

James F. McCabe, Jr. Senior Vice President.

James F. McCabe, Jr. has been Senior Vice President of each of the Company and H&H since March 1, 2007.  As Mr. McCabe’s employment did not commence until March 1, 2007, Mr. McCabe is not a named executive officer of the Company for the fiscal year ended December 31, 2006.  From 2004 to 2006, Mr. McCabe served as Vice President of Finance and Treasurer of American Water, NE Region, a division of RWE which is a public utility based in Essen, Germany.  Previously, he served as President of Teleflex Aerospace from 2002 to 2003, which manufactures and services turbine components and aircraft cargo systems.  Mr. McCabe previously served as Chief Operating Officer of Sermatech International, a surface-engineering/specialty coatings business, from 2000 to 2001, and as its President from 2001 to 2002.

Daniel P. Murphy, Jr. Director and Senior Vice President of Corporate Development.

 Daniel P. Murphy, Jr. has served as a director of WHX since July 2005 and as the Senior Vice President of Corporate Development since February 2008.  He was President of H&H from February 2003 through February 2008 and was Vice President of HHEM from January 2002 through February 2003.  He was also President of OMG, Inc., a subsidiary of H&H, from February 1994 through December 2001.

John J. Quicke.  Director and Vice President.

 John J. Quicke has served as a director of WHX since July 2005 and as a Vice President since October 2005.  He has served as a managing director of Partners LLC, and an Operating Partner of SPL since September 2005.  Mr. Quicke served as Chairman of the Board of NOVT from April 2006 to January 2008, and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006.  Mr. Quicke currently serves as a director of Collins Industries, Adaptec, Inc., and Angelica Corporation, a provider of healthcare linen management services.  Mr. Quicke also served as a director of Layne Christensen from October 2006 to June 2007.  He served as a director, President and Chief Operating Officer of Sequa Corporation (“Sequa”), a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005.  As Vice Chairman and Executive Officer of Sequa, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company.  From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners and explored other business opportunities.

John H. McNamara Jr. Director.

 John H. McNamara Jr. has served as a director of WHX since February 2008.  He has been an investment professional at SPL since May 2006.  SPL is an affiliate of Steel Partners, which owns approximately 50.3% of the Company’s outstanding common stock.  Mr. McNamara also serves as a director of SL Industries.  Prior to working at SPL, Mr. McNamara was a Managing Director and Partner at Imperial Capital LLC, an investment banking firm, which he joined in 1995. As a member of its Corporate Finance Group he provided advisory services for middle market companies in the areas of mergers and acquisitions, restructurings and financings. Mr. McNamara began his career at Bay Banks, Inc., a commercial bank, where he served in lending and work-out capacities.  Mr. McNamara graduated from Ithaca College with a B.S. in Economics.

Garen W. Smith.  Director.

 Garen W. Smith has served as a director of WHX since 2002.  He was Chairman of the Board of H&H from 2003 through September 2005.  Mr. Smith was Vice President, Secretary and Treasurer of Abundance Corp., a consulting company that provides services to the Company, from 2002 to February 2005.  In addition, he was President and Chief Executive Officer of Unimast Incorporated from 1991 to 2002.  Mr. Smith also serves as a director of Phillips Manufacturing Company.

Jeffrey A. Svoboda. President and Chief Executive Officer of H&H.

 Jeffrey A. Svoboda has served as the President and Chief Executive Officer of H&H since January 2008.  He previously served as the Group Executive and Corporate Vice President of Danaher Corporation from 2001 through 2007.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership (typically, Forms 3, 4 and/or 5) of such equity securities with the SEC and Nasdaq.  Such entities are also required by SEC regulations to furnish the Company with copies of all such Section 16(a) reports.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended December 31, 2006, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing requirements except for the following reports that were inadvertently reported late: (1) Ellen T. Harmon failed to file one timely report on Form 3 required by section 16(a) and (2) James F. McCabe, Jr. failed to file one timely report on Form 3 required by section 16(a).

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  The text of the code of ethics is as set forth in the attachment to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed April 14, 2004.

Audit Committee

The Company has a separately standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act.  The Audit Committee has a charter, a current copy of which is available on the Company’s website, www.whxcorp.com.  The members of the Audit Committee are Louis Klein, Jr. and Garen W. Smith.  Each of Messrs. Klein and Smith are non-employee members of the Board.  After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the Company that might affect their independence from the Company, the Board has determined that (1) all current Audit Committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, (2) all current Audit Committee members are financially literate, and (3) Mr. Klein qualifies as an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act.  The Audit Committee met nine times and took action by unanimous written consent one time during the fiscal year ended December 31, 2007.

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following type of executive officers for each of the Company’s last two completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2007; (ii) the Company’s two most highly compensated executive officers, other than the chief executive, who were serving as executive officers at the end of the fiscal year ended December 31, 2007; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2007 (of which there was only one). We refer to these individuals collectively as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
(a)	(b)	(c)	(d)	(f)(1)	(h)	(i)	(j)

Glen M. Kassan Chief Executive Officer	2007	600,000	--	--	--	100,208	(2)	700,208
	2006	600,000	--	--	--	5,544		605,544

Daniel P. Murphy, Jr. Senior Vice President of Corporate Development(3)	2007	467,692	--	234,395	--	46,080	(4)	748,167
	2006	450,000	225,000	--	--	32,555	(5)	707,555

James F. McCabe, Jr. Senior Vice President (3)	2007	244,615	--	117,197	--	42,686	(6)	404,498
	2006	--	--	--	--	--		--

Ellen T. Harmon Vice President, General Counsel and Secretary(8)	2007	253,077	--	44,643	--	426,935	(7)	724,655
	2006	235,000	130,000	--	--	8,876		373,876

(1)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year in accordance with FAS 123(R).  Assumptions used in the calculation of these amounts are included in Note 14 to the Company’s Consolidated Financial Statements.

(2)
Includes payments for life insurance, discretionary 401(k) payments, and the amount recognized for financial statement reporting purposes for the fiscal year in accordance with FAS 123(R) for the “Arrangement” (defined below).

(3)	2007 bonus has not yet been determined.

(4)	Includes payments for reimbursement of financial services, life insurance, car allowance, club dues, 401(k) matching and discretionary payments.

(5)	Includes payments for reimbursement of financial services, supplemental healthcare, life insurance, car allowance, club dues, and 401(k) matching payments.

(6)	Includes payments for life insurance, car allowance, temporary living allowance, and 401(k) matching payments.

(7)	Includes payments for life insurance, car allowance, and 401(k) matching and discretionary payments, as well as payments in connection with her resignation in November 2007.

(8)	Ms. Harmon resigned from her positions with the Company and its subsidiaries effective November 9, 2007.

Narrative Disclosure to Summary Compensation Table

The compensation paid to the named executive officers includes salary, stock options, and non-equity incentive compensation.  In addition, each named executive officer is eligible to receive contributions to his or her 401(k) plan under our matching contribution program.

In 2007, salaries and bonuses accounted for approximately 86% of total compensation for our principal executive officer and 51.6% on average for our other named executive officers.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted certain arrangements (the “Arrangements”) for each of Warren G. Lichtenstein, the Chairman of the Board of Directors of the Company and the Managing Member of Steel GP LLC, the general partner of Steel Partners (which owns 50.3 % of the outstanding shares of common stock of the Company), and Glen Kassan, the Chief Executive Officer of the Company and an Operating Partner of SPL, an affiliate of Steel Partners, to provide incentives for Messrs. Lichtenstein and Kassan.  The Arrangements provide, among other things, for each of Messrs. Lichtenstein and Kassan to receive a bonus equal to 100,000 multiplied by the difference of the fair market value of the Company’s stock price and $9.00.  The Arrangements are not based on specified targets or objectives, other than the Company’s stock price.  The bonus is payable upon the sending of a notice by Mr. Lichtenstein or Mr. Kassan, respectively.  The notice can be sent with respect to one-half the bonus immediately, with respect to one quarter, at any time after July 6, 2008 and with respect to the remainder, at any time after July 6, 2009.  The Arrangements terminate July 6, 2015, to the extent not previously received.

Bonus Plan.  On July 6, 2007, the Compensation Committee of the Board of Directors of the Company formally adopted the 2007 Bonus Plan (the “Bonus Plan”) to provide incentives to officers and members of management of the Company and its subsidiaries, including certain of the Company’s executive officers, in the form of cash bonus payments for achieving certain performance goals established for them.  Participants in the Bonus Plan who are named executive officers of the Company include Daniel P. Murphy, Jr., President of H&H, and James F. McCabe, Jr., the Corporate Senior Vice President.

The Bonus Plan includes two components.  The first component is the Short Term Incentive Plan (“STIP”), and the second component is a Long Term Incentive Plan (“LTIP”).  The structure of the Bonus Plan is designed to provide short-term incentives to participants for achieving annual targets, while also motivating and rewarding eligible participants for achieving longer term growth goals.

Short Term Incentive Plan.  The Compensation Committee has established two components for the STIP, a return on invested capital (“ROIC”) based component and a component based on the achievement of pre-determined individual objectives.  The ROIC component, is calculated by dividing pre-bonus earnings before interest, taxes, depreciation and amortization (“PBEBITDA”) by average invested capital (“AIC”). The component based on the achievement of individual objectives is based on personal objectives set by the President, Chief Executive Officer of H&H and the Board of Directors of WHX for each individual.  Based on the determination of the objectives under the two components, the maximum percentage of base salary that may be earned by the participants ranges from 40% to 80%.  STIP bonuses earned will be paid annually.  No STIP bonus will be paid if either component is below a predetermined threshold.

Long Term Incentive Plan.  The LTIP component of the  Bonus Plan is based on a combination of the achievement of certain sales targets and ROIC targets over the three fiscal years beginning in 2007.  The sales target is based on the combined budgeted sales for 2007, 2008, and 2009.  The ROIC is calculated using total PBEBITDA for the three year cycle and the AIC for these 3 years.  Based on the determination of these objectives, the maximum percentage of base salary that may be earned by the participants ranges from 10% to 20%.  LTIP bonuses earned will be paid following the conclusion of the 2009 fiscal year.  A bonus payout under the LTIP will not occur if either the ROIC or sales component is below 80% of the respective target.

Under the Bonus Plan, the total maximum percentage of base salary that may be earned by the President of H&H, Jeffrey A. Svoboda, is 100% and the total maximum percentage of base salary that may be earned by the Senior Vice President, James F. McCabe, Jr., is 75%.

Grant of Options

On July 6, 2007, options were granted pursuant to WHX Corporation’s 2007 Incentive Stock Plan as follows: (i) 100,000 options were granted to Daniel P. Murphy, Jr., (ii) 50,000 options were granted to James F. McCabe, Jr., and (iii) 25,000 options were granted to Ellen T. Harmon, who resigned from the Company and its subsidiaries, effective November 9, 2007.  The options have an exercise price of $9.00 per share and are exercisable in installments as follows: half of the options granted are exercisable immediately, one-quarter of the options granted become exercisable on July 7, 2008 and the balance become exercisable on July 6, 2009.  The options will expire on July 6, 2015.  On January 28, 2008, 100,000 options were granted to Jeffrey A. Svoboda pursuant to WHX Corporation’s 2007 Incentive Stock Plan.  The options have an exercise price of $9.00 per share and are exercisable in installments as follows: one-third of the options granted are exercisable immediately, one-third of the options granted become exercisable on January 28, 2009 and the balance become exercisable on January 28, 2010.

Employment Agreements

Glen M. Kassan.  Glen M. Kassan was appointed Chief Executive Officer on October 7, 2005.  In 2006, our Compensation Committee approved a salary of $600,000 per annum for Mr. Kassan effective January 1, 2006.  There is no employment agreement between the Company and Mr. Kassan regarding Mr. Kassan’s employment with the Company.

Daniel P. Murphy, Jr.  Mr. Murphy is party to a two-year employment agreement with H&H dated February 11, 2004, whose initial term ended on February 11, 2006 and which by the terms of the employment agreement will automatically extend for successive one-year terms unless earlier terminated pursuant to its terms.  Mr. Murphy’s employment agreement provides for an annual salary of no less than $350,000 and an annual bonus to be awarded at H&H’s sole discretion, as ratified by WHX’s Board.  Mr. Murphy received a bonus of $225,000 in July 2007 on account of his performance in 2006.  In July 2007, Mr. Murphy’s annual salary was increased to $470,000 per annum, effective as of February 1, 2007.

Effective January 28, 2008, the Company and Mr. Murphy entered into an amendment to the Murphy Employment Agreement, which (i) makes conforming changes to his employment agreement in light of Mr. Murphy’s new position as the Senior Vice President of Corporate Development at the Company, (ii) provides for severance payments as originally set forth in his employment agreement, if Mr. Murphy elects to terminate his position on or before July 28, 2008, and (iii) provides for the continuation of all compensation and benefits previously provided under his employment agreement.

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

Murphy Acknowledgement and Release Agreement.  In November 2005, Mr. Murphy entered into an Acknowledgement and Release Agreement with the Company pursuant to which the executive agreed to remain with the Company in the period after the Company’s emergence from bankruptcy in July 2005.  Mr.  Murphy agreed to remain an employee of the Company through at least March 31, 2006 in consideration for (i) a cash bonus of $250,000 paid on March 31, 2006, (ii) an increase in the life insurance levels provided in the H&H Post-Retirement Life Insurance Program, and (iii) the grant to Mr. Murphy of 100,000 options to purchase Common Stock upon our adoption of a stock option plan. In addition, the Acknowledgement and Release Agreement provided a release to the Company.  The proposed stock options described above which were required in the Acknowledgement and Release Agreements entered into with Mr. Murphy was required to be granted by a certain date (December 31, 2006), or “phantom” options were to have been issued.  The Company satisfied this obligation by granting options to Mr. Murphy on July 6, 2007 and no “phantom” options were issued.

James F. McCabe, Jr.  On February 1, 2007, James F. McCabe, Jr. entered into a one-year employment agreement with each of the Company and H&H effective on March 1, 2007, and which by the terms of the employment agreement, will automatically extend for successive one-year periods unless earlier terminated pursuant to its terms.  The employment agreement provides for an annual salary of no less than $300,000 and an annual bonus to be awarded at the Company’s sole discretion, provided that McCabe’s bonus for 2007 will not be less than $100,000 as long as his employment has not been terminated for cause and as long as he has not voluntarily terminated his employment prior to April 1, 2008.  In addition, the employment agreement provides for the grant of 50,000 options to purchase Company Common Stock upon the Company’s adoption of a stock option plan and registration of underlying shares by September 30, 2007, or alternatively 50,000 “phantom” options in lieu of such options if such a plan has not been adopted by such date.  The Company satisfied this obligation by granting options to Mr. McCabe on July 6, 2007.

In addition, pursuant to Mr. McCabe’s employment agreement, he is entitled to four weeks paid vacation, health insurance coverage (if and to the extent provided to all other employees of the Company), a temporary living allowance of $3,400 per month through February 2009, a car allowance of $600 per month, and life insurance, disability insurance and 401(k) benefits, if and to the extent provided to executives of either WHX or H&H.

As Mr. McCabe’s employment did not commence until March 1, 2007, Mr. McCabe was not a named executive officer of the Company for the fiscal year ended December 31, 2006.

Jeffrey A. Svoboda.  Effective January 28, 2008, Jeffrey A. Svoboda entered into an employment agreement, pursuant to which Mr. Svoboda agreed to become the President and Chief Executive Officer of H&H.  His employment agreement provides for an initial two-year term, which will automatically extend for successive one-year periods unless earlier terminated pursuant to its terms. The employment agreement also provides to Mr. Svoboda, among other things, (i) an annual salary of $500,000, (ii) an annual bonus with a target of 100% of base salary under the Company’s STIP and LTIP; (iii) a grant of 100,000 options to purchase shares of the Company’s Common Stock pursuant to the terms and conditions of the Company’s 2007 Incentive Stock Plan at an exercise price equal to $9.00, one third of which will vest on the grant date, one third of which will vest on the first anniversary of the grant date, and the final one third of which will vest on the second anniversary of the grant date; and (iv) other benefits.

See “— Potential Payments upon Termination or Change-in-Control” for further discussion on termination, retirement and change-in-control provisions of the employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards held by the named executive officers as of December 31, 2007.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Glen M. Kassan Chief Executive Officer	--	--	--	--	--
Daniel P. Murphy, Jr. Senior Vice President of Corporate Development	50,000	50,000(1)	--	$ 9.00	July 6, 2015
James F. McCabe, Jr. Senior Vice President	25,000	25,000(1)	--	$ 9.00	July 6, 2015
Ellen T. Harmon Vice President, General Counsel and Secretary(2)	--	--	--	--	--

(1)	The options vest as follows: one-quarter of the options granted become exercisable on July 7, 2008 and the balance becomes exercisable on July 6, 2009.

(2)	Ms. Harmon resigned from her positions with the Company and its subsidiaries effective November 9, 2007.

Pension Benefits

The WHX Pension Plan, a defined benefit plan, provides benefits to certain current and former employees of the Company and its current and former subsidiaries, H&H and Wheeling-Pittsburgh Steel Corporation.

In 2005, the WHX Pension Plan was amended to freeze benefit accruals for all hourly non-bargained and salaried H&H plan participants and to close the Plan to future entrants.  The only participants who continue to receive benefit accruals are approximately 260 active employees who are covered by collective bargaining agreements.

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

The WHX Pension Plan provides benefits to one of the named executive officers, Mr. Murphy.  For purposes of H&H salaried participants, such as Mr. Murphy, “compensation” includes base salary earned prior to December 31, 2005.  The WHX Pension Plan does not include any amount payable as a bonus, commission, overtime premium, shift differential, reward, prize or any type of compensation other than regular fixed salary or wage.  The annual limit on compensation has been adjusted in accordance with the Internal Revenue Code of 1986, as amended (the “Code”) Section 401(a)(17)(B) which allowed for maximum compensation of $210,000 in plan year 2005, earnings in years thereafter are not included in the calculation of benefits under the WHX Pension Plan.  Prior to January 1, 2006, certain H&H executives, including Mr. Murphy, earned benefits under the H&H Supplemental Executive Retirement Plan (the “SERP”).  The SERP restored benefits lost due to the 401(a)(17) compensation limit and included into the definition of compensation, 25% of annual Management Incentive Plan awards.

The WHX Pension Plan provides for early retirement under a variety of eligibility rules pertinent to each covered group.  Early retirement benefits are the retirement income that would be applicable at normal retirement, reduced either by a fixed factor per month or on an actuarial equivalence basis, depending on the covered group.  The normal form of payment under the WHX Pension Plan also varies, but is a straight life annuity for most participants and a ten-year certain and life annuity for others.  The WPSC bargained participants earn a straight life annuity under a 414(k) arrangement and have the option to take up to $10,000 of their defined contribution plan assets as a lump sum.

We are not aware of any payments made during 2007 for any of the Company’s named executive officers.  The valuation method and material assumptions applied in quantifying the present value of accumulated benefit are set forth in Note 6 to the Company’s 2007 Consolidated Financial Statements.

Potential Payments Upon Termination or a Change in Control

Daniel P. Murphy, Jr.  In the event that either of the following occurs, Mr. Murphy will receive a payment of two years’ base salary at the base salary in effect at the time of termination: (i) Mr. Murphy’s employment agreement is terminated by H&H other than with cause and other than due to Mr. Murphy’s death or disability, or (ii) Mr. Murphy elects termination following a material diminution in his position or a relocation of H&H’s headquarters more than 50 miles from Rye, New York and Agawam, Massachusetts and H&H fails to cure such diminution or relocation within ten days of receipt of written notice of termination from Mr. Murphy. In the event that Mr. Murphy’s employment is terminated due to his death or disability or with cause, which includes conduct that is materially injurious to H&H, any act that constitutes fraud, misappropriation, embezzlement or a felony, or Mr. Murphy’s material breach of his employment agreement, H&H will have no further obligation to Mr. Murphy.

Following a change in control of H&H, Mr. Murphy will be entitled to terminate his employment and receive a payment of two years’ base salary at the base salary in effect at the time of termination.  In the event of a change of control, H&H has ten days from the receipt of any notice of termination from Mr. Murphy to request Mr. Murphy to continue his employment at his then present base salary on a pro rata basis for 60 days from such request.

James F. McCabe, Jr.  In the event that either of the following occurs, Mr. McCabe will receive a payment of one year’s base salary at the base salary in effect at the time of termination, monthly COBRA payments of any health-related benefits (medical, dental, and vision) as are then in effect for a period of twelve months following such termination or until such time as he becomes eligible to receive coverage from a subsequent employer, if earlier, and a car (not living) allowance for a one year period after termination: (i) Mr. McCabe’s employment agreement is terminated by the Company other than with cause or other than due to Mr. McCabe’s death or disability, or (ii) Mr. McCabe elects termination following a material diminution in his position or a relocation of the Company’s headquarters and the Company fails to cure such diminution or relocation within ten days of receipt of written notice of termination from Mr. McCabe.

In the event that Mr. McCabe’s employment is terminated due to death or disability or with cause, which includes conduct that is materially injurious to the Company, any act that constitutes fraud, misappropriation, embezzlement or a felony or sexual or other harassment of any employee of either WHX or H&H, the willful or continued failure by Mr. McCabe to substantially perform his duties, or Mr. McCabe’s material violation or breach of his employment agreement, he will be entitled to receive the aggregate of any due but unpaid compensation through the date of termination. In the event that Mr. McCabe is terminated due to his death or due to his disability, his estate will be paid all life insurance proceeds to which it is entitled and he will be paid any disability insurance proceeds to which he is entitled, respectively.

Jeffrey A. Svoboda.  In the event that H&H terminates the Mr. Svoboda’s employment agreement without cause or gives notice not to extend the term of the employment agreement, H&H will pay to Mr. Svoboda, as aggregate compensation, (i) a lump-sum cash payment equal to the greater of the balance of his base salary due for the remaining term of his contract, or, one (1) year of his then current annual base salary, (ii) the continuation of certain health-related benefits and (iii) a bonus payment equal to the cash portion of the most recent bonus paid to Mr. Svoboda.  Mr. Svoboda will also receive the same compensation set forth in the preceding sentence if he terminates the employment agreement due to the material diminution of duties or H&H relocates more than 50 miles from White Plains, as more specifically described in the employment agreement.

Separation Agreement

Effective November 9, 2007, Ms. Harmon resigned as Vice President, Secretary and General Counsel of WHX and H&H.  Pursuant to a Separation Agreement and Release, dated as of November 5, 2007, Ms. Harmon received a payment equal to $410,000 and the continuation of certain benefits.

Deferred Compensation Agreements

Except as described with respect to the employment agreements of Mr. Murphy, no plan or arrangement exists which results in compensation to a named executive officer in excess of $100,000 upon such officer’s future termination of employment or upon a change-of-control.

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each non-employee director who served on our board of directors during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Warren G. Lichtenstein
Jack L. Howard
Glen M. Kassan
Louis Klein, Jr.	72,083	23,439(1)(2)		95,522
Daniel P. Murphy, Jr.
John H. McNamara Jr.
Garen W. Smith	71,667	23,439(1)(2)		95,106(3)
John J. Quicke

(1)
Option awards consist of 10,000 options issued to each of Messrs. Klein and Smith on July 6, 2007 that are exercisable as follows: one-half of the options granted were exercisable immediately, one-fourth of the options granted become exercisable on July 7, 2008 and the balance becomes exercisable on July 6, 2009.

(2)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year in accordance with FAS 123(R).  Assumptions used in the calculation of these amounts are included in Note 14 to the Company’s Consolidated Financial Statements.

(3)
In addition, Mr. Smith and his wife also receive medical benefits pursuant to an agreement entered into as of June 19, 2002 by and between the Company, Unimast Incorporated (“Unimast”) and Mr. Smith in connection with the sale by the Company of Unimast, its wholly-owned subsidiary, and the termination of Mr. Smith’s employment as President and Chief Executive Officer of Unimast.

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

In addition, in July 2007, Messrs. Smith and Klein received options to acquire 10,000 shares of the Company’s common stock.  The exercise price is $9.00 per share.  50% of the shares are immediately exercisable, 25% are exercisable on the first anniversary of the date of grant and the balance is exercisable on the second anniversary of the grant date.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted the Arrangements for each of Warren G. Lichtenstein, the Chairman of the Board of Directors of the Company and the Managing Member of Partners GP LLC, the general partner of Steel Partners (which owns 50.3 % of the outstanding shares of common stock of the Company), and Glen Kassan, the Chief Executive Officer of the Company and an operating partner of SPL, an affiliate of Steel Partners, to provide incentives for Messrs. Lichtenstein and Kassan. The Arrangements provide, among other things, for each of Mr. Lichtenstein and Mr. Kassan to receive a bonus equal to 100,000 multiplied by the difference of the fair market value of the Company’s stock price and $9.00.  The bonus is payable upon the sending of a notice by Mr. Lichtenstein or Mr. Kassan, respectively.  The notice can be sent with respect to one-half the bonus immediately, with respect to one quarter, at any time after July 6, 2008 and with respect to the remainder, at any time after July 6, 2009.  The Arrangements terminate July 6, 2015, to the extent not previously received.

Table fo Contents

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	591,000	$9.00	209,000
Equity compensation plans not approved by security holders	--	--	--
Total:	591,000	$9.00	209,000

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of shares of our Common Stock as of March 15, 2008, held by:

•	Each person who beneficially owns 5% or more of the shares of Common Stock then outstanding;
•	Each of our directors;
•	Each of our named executive officers;
•	All of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, if any, held by that person that were exercisable on March 15, 2008 or would be exercisable within 60 days following March 15, 2008 are considered outstanding.  Such shares, however, are not considered outstanding for the purpose of computing the percentage ownership of any other person.  To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.  Percentage ownership is based on 10,000,498 shares of Common Stock outstanding as of March 15, 2008.  Unless otherwise listed in the table below, the address of each such beneficial owner is c/o WHX Corporation, 1133 Westchester Avenue, Suite N222, White Plains, NY.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Class
Steel Partners II, L.P. (1) 590 Madison Avenue New York, New York 10022	5,029,793	50.3%

Wynnefield Capital Management, LLC (2) 450 Seventh Avenue, Suite 509 New York, NY 10123	853,695	8.5%

GAMCO Investors, Inc. (3) One Corporate Center Rye, New York 10580-1435	620,270	6.2%

Warren G. Lichtenstein (1)	5,029,793	50.3%

Ellen T. Harmon (4)	0	0

Jack L. Howard	0	0

Glen M. Kassan	0	0

Louis Klein, Jr. (5)	7,000	*

James F. McCabe, Jr. (6)	25,000	*

Daniel P. Murphy, Jr. (7)	50,000	*

John J. Quicke	0	0

John H. McNamara, Jr.	0	0

Garen W. Smith (8)	5,147	*

All Directors and Executive Officers as a Group (12 persons) (9)	5,162,774	51.0%

* less than 1%

(1)
Based upon Amendment No. 3 to Schedule 13D it filed on December 31, 2007, Steel Partners beneficially owns 5,029,793 shares of Common Stock.  Steel GP LLC, as the general partner of Steel Partners, may be deemed to beneficially own the shares of Common Stock owned by Steel Partners.  Mr. Lichtenstein, as the sole executive officer and managing member of Steel GP LLC, may be deemed to beneficially own the shares of Common Stock owned by Steel Partners.  Mr. Lichtenstein has sole voting and dispositive power with respect to the 5,029,793 shares of Common Stock owned by Steel Partners by virtue of his authority to vote and dispose of such shares.  Mr. Lichtenstein disclaims beneficial ownership of the shares of Common Stock owned by Steel Partners except to the extent of his pecuniary interest therein.

(2)	Based on a Schedule 13G/A it filed on February 14, 2008, a group including Wynnefield Capital Management, LLC beneficially owns 853,695 shares of Common Stock.

(3)	Based on a Schedule 13D/A it filed on November 3, 2006, GAMCO Investors, Inc. beneficially owns 620,270 shares of Common Stock.

(4)	Ms. Harmon resigned from her positions with the Company and its subsidiaries effective November 9, 2007.

(5)	Includes 5,000 shares of Common Stock issuable upon exercise of options within 60 days hereof.

(6)	Consists of 25,000 shares of Common Stock issuable upon exercise of options within 60 days hereof.

(7)	Consists of 50,000 shares of Common Stock issuable upon exercise of options within 60 days hereof.

(8)	Includes 5,000 shares of Common Stock issuable upon exercise of options within 60 days hereof.

(9)	Includes 45,834 shares of Common Stock issuable upon exercise of options within 60 days hereof held by executive officers not specifically identified in the table.

Item 13.	Certain Relationships and Related Transactions

Warren G. Lichtenstein, Chairman of the Board of the Company, is also the sole executive officer and managing member of Steel GP LLC, the general partner of Steel Partners.  Mr. Lichtenstein is also the President, Chief Executive Officer and a Director of SPL, a management and advisory company that provides management services to Steel Partners and its affiliates.  Steel Partners owns 5,029,793 shares of the Company’s Common Stock.  In addition, Glen M. Kassan (Director and Chief Executive Officer of WHX), John J. Quicke (Director and Vice President of WHX), Jack L. Howard (Director) and John H. McNamara, Jr. (Director) are employees of SPL, an affiliate of Steel Partners.

To our knowledge, there are no transactions involving the Company and any related person, as that term is used in applicable SEC regulations, in the fiscal year ended December 31, 2007 which are required to be disclosed in this Annual Report on Form 10-K which are not disclosed.  Our Board of Directors is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions.

Item 14.	Principal Accountant Fees and Services

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services.  Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  The Audit Committee has approved all fees and advised us that it has determined that the non-audit services rendered by Grant Thornton during our most recent fiscal year are compatible with maintaining the independence of such auditors.

The following table sets forth the following: under “Audit Fees,” the aggregate fees billed for each of the past two fiscal years for professional services rendered by the principal accountant for the audit of the Company's financial statements, review of financial statements included in the Company's quarterly reports, and review of registration statements filed with the SEC; under “Audit-Related Fees,” the aggregate fees billed in 2007 by the principal accountant for services pertaining to the audit of the financial statements of Bairnco's 401(k) Plan; under "Tax Fees," the aggregate fees billed in 2007 for professional services rendered by the principal accountant for tax compliance, advice and planning.

	2007	2006
Audit Fees	2,533,565	1,680,144
Audit-Related Fees	20,276	-
Tax fees	44,057	-
All other fees	-	-

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) 3.                 Exhibits

2.1	First Amended Chapter 11 Plan of Reorganization of the Company, dated June 8, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed July 28, 2005).
2.2
Third Amended Joint Plan of Reorganization of Wheeling-Pittsburgh Steel Corporation, dated May 19, 2003 (incorporated by reference to Exhibit 2.1 to Wheeling-Pittsburgh Corporation’s Registration Statement on Form 10 filed May 30, 2003).

3.1	Amended and Restated Certificate of Incorporation of WHX (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K, filed December 27, 2006).
3.2	Amended and Restated By Laws of WHX (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K, filed December 27, 2006).
4.1
Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Congress Financial Corporation, dated March 31, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K filed April 14, 2004).

4.2
Consent and Amendment No. 1 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Congress Financial Corporation, dated as of August 31, 2004 (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed November 15, 2004).

4.3
Amendment No. 2 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Congress Financial Corporation, dated as of October 29, 2004 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed November 15, 2004).

4.4
Amendment No. 3 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Congress Financial Corporation, dated as of December 29, 2004 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed December 27, 2006).

4.5
Amendment No. 4 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Wachovia Bank, National Association, a national banking association, successor by merger to Congress Financial Corporation, dated as of May 20, 2005 (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed December 27, 2006).

4.6
Amendment No. 5 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Wachovia Bank, National Association, a national banking association, successor by merger to Congress Financial Corporation, dated as of September 8, 2005 (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed December 27, 2006).

4.7
Amendment No. 6 and Waiver to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Wachovia Bank, National Association, a national banking association, successor by merger to Congress Financial Corporation, dated as of December 29, 2005 (incorporated by reference to Exhibit 4.7 to the Company’s Form 10-K filed December 27, 2006).

4.8
Consent and Amendment No. 7 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Wachovia Bank, National Association, a national banking association, successor by merger to Congress Financial Corporation, dated as of January 24, 2006 (incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K filed December 27, 2006).

4.9
Amendment No. 8 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Wachovia Bank, National Association, a national banking association, successor by merger to Congress Financial Corporation, dated as of March 31, 2006 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed April 6, 2006).

4.10
Amendment No. 9 to the Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Wachovia Bank, National Association, a national banking association, successor by merger to Congress Financial Corporation, dated as of July 18, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed July 24, 2006).

4.11
Amendment No. 10 to the Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Wachovia Bank, National Association, a national banking association, successor by merger to Congress Financial Corporation, dated as of October 30, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed November 03, 2006).

4.12
Amendment No. 11 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated December 28, 2006 (incorporated by reference to Exhibit 99.1.3 to the Company’s Form 8-K filed January 4, 2007).

4.13
Amendment No. 12 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated December 28, 2006 (incorporated by reference to Exhibit 99.1.4 to the Company’s Form 8-K filed January 4, 2007).

4.14
Amendment No. 13 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated March 29, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed March 30, 2007).

4.15
Amendment No. 14 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated July 20, 2007 (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 30, 2007).

4.16
Amendment No. 15 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated September 20, 2007 (incorporated by reference to Exhibit 4.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 30, 2007).

*4	.17	Amendment No. 16 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated October 31, 2007.
*4	.18	Amendment No. 17 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated January 11, 2008.
*4	.19	Amendment No. 18 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated February 14, 2008.
*4	.20	Amendment No. 19 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated February 14, 2008.
4.21
Certificate of Designations, Preferences and Other Rights and Qualifications of Series A Preferred Stock of WHX CS Corp. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed November 1, 2005).

4.22
Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Ableco Finance LLC, dated March 31, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed April 14, 2004).

4.23
Loan and Security Agreement Amendment by and among Handy & Harman, certain of its affiliates and Canpartners Investments IV, LLC, dated as of October 29, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed November 15, 2004).

4.24
Amendment No. 2 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Canpartners Investments IV, LLC, dated as of December 29, 2004 (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K filed December 27, 2006).

4.25
Amendment No. 3 and Waiver to Loan and Security Agreement  by and among Handy & Harman, certain of its affiliates and Steel  Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of December 29, 2005 (incorporated by reference to Exhibit 4.16 to the Company’s Form 10-K filed December 27, 2006).

4.26
Consent and Amendment No. 4 to Loan and Security Agreement  by and among Handy & Harman, certain of its affiliates and Steel  Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of January 24, 2006 (incorporated by reference to Exhibit 4.17 to the Company’s Form 10-K filed December 27, 2006).

4.27
Amendment No. 5 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of March 31, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed April 6, 2006).

4.28
Amendment No. 6 to the Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of July 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed July 24, 2006).

4.29
Amendment No. 7 to the Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of October 30, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed November 3, 2006).

4.30
Amendment No. 8 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated December 28, 2006 (incorporated by reference to Exhibit 99.1.5 to the Company’s Form 8-K filed January 4, 2007).

4.31
Amendment No. 9 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners, II, L.P. dated December 28, 2006 (incorporated by reference to Exhibit 99.1.6 to the Company’s Form 8-K filed January 4, 2007).

4.32
Amendment No. 10 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners, II, L.P. dated March 29, 2007 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed March 30, 2007).

4.33
Amendment No. 11 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated July 20, 2007 (incorporated by reference to Exhibit 4.29 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 30, 2007).

4.34
Amendment No. 12 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated September 10, 2007 (incorporated by reference to Exhibit 4.30 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 30, 2007).

*4	.35	Amendment No. 13 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated November 5, 2007.
*4	.36	Amendment No. 14 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated February 14, 2008.
*4	.37	Amendment No. 15 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated February 14, 2008.
4.38
Loan and Security Agreement by and among BZ Acquisition Corp., Bairnco Corporation and Steel Partners II, L.P., dated April 17, 2007 (incorporated by reference to Exhibit 99.3 to the Company’s Form 8-K filed April 12, 2007).

4.39
Subordinated Loan and Security Agreement between WHX Corporation and Steel Partners II, L.P., dated April 17, 2007 (incorporated by reference to Exhibit 99.4 to the Company’s Form 8-K filed April 12, 2007).

4.40
Loan and Security Agreement entered into by and among Bairnco Corporation, Arlon, Inc., Kasco Corporation, Bertram & Graf Gmbh, Atlantic Service Co. Ltd., Atlantic Service Co. (UK) Ltd. and Eurokasco S.A., as borrowers, and certain financial institutions, as lenders and Bank of America, N.A., as agent, dated November 9, 2006 (incorporated by reference to Exhibit 4.29 to the Company’s Form 10-K filed May 21, 2007).

4.41
Waiver and First Amendment to Loan and Security Agreement entered into by and between Bairnco Corporation and Bank of America, N.A., dated March 23, 2007 (incorporated by reference to Exhibit 4.30 to the Company’s Form 10-K filed May 21, 2007).

4.42
Waiver, Consent and Second Amendment to Loan and Security Agreement entered into by and between Bairnco Corporation and Bank of America, N.A., dated April 24, 2007 (incorporated by reference to Exhibit 4.31 to the Company’s Form 10-K filed May 21, 2007).

4.43
Credit Agreement, dated as of July 17, 2007, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder (incorporated by reference to Exhibit 4.36 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 30, 2007).

*4	.44
Amendment No. 1 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated February 14, 2008.

4.45
Credit Agreement, dated as of July 17, 2007, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 4.37 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 30, 2007).

*4	.46
Amendment No. 1 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated February 14, 2008.

4.47
Amended and Restated Credit Agreement, dated as of July 17, 2007, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Steel Partners II, L.P., as lender (incorporated by reference to Exhibit 4.38 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed November 30, 2007).

*4	.48	Limited General Continuing Guaranty, dated as of February 14, 2008, by and among H&H and certain of it subsidiaries, in favor of Ableco Finance LLC, as Agent.
*4	.49	Security Agreement, dated as of February 14, 2008, by and among H&H and certain of it subsidiaries and Ableco Finance LLC, as Agent.
10.1
Settlement and Release Agreement by and among Wheeling-Pittsburgh Steel Corporation (“WPSC”) and Wheeling-Pittsburgh Corporation (“WPC”), the Company and certain affiliates of WPSC, WPC and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed May 30, 2001).

10.2
Amended and Restated Employment Agreement by and among WHX, H&H and Robert K. Hynes, dated as of March 4, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed March 8, 2005).

10.3		Employment Agreement by and between H&H and Daniel P. Murphy, Jr., effective February 11, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 15, 2004).
*10	.4	Amendment to Employment Agreement by and among WHX, Handy & Harman and Daniel P. Murphy, dated as of February 20, 2008.
10.5
Warrant Agreement by and between the Company and Equiserve Trust Company, N.A., dated as of July 29, 2005 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed December 27, 2006).

10.6		Acknowledgement and Release dated November 14, 2005, by and among WHX, H&H and Robert K. Hynes (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 6, 2006).
10.7		Acknowledgement and Release dated November 10, 2005, by and between H&H and Daniel P. Murphy, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 6, 2006).
10.8		Employment Agreement by and among WHX, H&H and Ellen T. Harmon, dated as of February 6, 2006) (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed December 27, 2006).
10.9		Stock Purchase Agreement by and between WHX CS Corp. and Steel Partners II, L.P., dated October 26, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed November 1, 2005).

10.10		Supplemental Executive Retirement Plan (as Amended and Restated as of January 1, 1998) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed December 27, 2006).
10.11
Agreement by and among the Pension Benefit Guaranty Corporation, WHX Corporation, Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and the United Steel Workers of America, AFL-CIO-CLC, dated as of July 31, 2003) (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed December 27, 2006).

10.12		2006 Bonus Plan of the Company (incorporated by reference to Exhibit 10.11 to the Company’s Form 10-K filed December 27, 2006).
10.13		2007 Incentive Stock Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed May 25, 2007).
10.14
Settlement Agreement by and among WHX Corporation, Handy & Harman, and Pension Benefit Guaranty Corporation dated December 28, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed January 4, 2007

10.15
Asset Purchase Agreement by and among Illinois Tool Works Inc., ITW Canada, OMG Roofing, Inc., and OMG, Inc., dated December 28, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-K filed March 9, 2007).

10.16
Employment Agreement by and among WHX Corporation, Handy & Harman, and James McCabe dated as of February 1, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K filed May 21, 2007).

*10	.17	Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 28, 2008.
14.1		Code of Ethics of WHX Corporation (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K filed April 14, 2004).
16.1		Letter from PricewaterhouseCoopers LLP, dated as of January 17, 2007 (incorporated by reference to Exhibit 16 to the Company’s Form 8-K filed January 23, 2007).
*21		Subsidiaries of Registrant
*23	.1	Consent of Independent Registered Accounting Firm - Grant Thornton LLP.
*31	.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               * - filed herewith.

(b)       Financial Statements and Schedules:
   1.  Audited Financial Statements of WHX Corporation (Parent Only).   See pages F-1 to F-8.
         2.  Schedule II – Valuation and Qualifying Accounts and Reserves.  See Page F-9

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

By:	/s/ Glen M. Kassan
	Name:	Glen M. Kassan
	Title:	Chief Executive Officer

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

By:	/s/ Warren G. Lichtenstein	March 31, 2008
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Glen M. Kassan	March 31, 2008
	Glen M. Kassan, Director and Chief Executive Officer (Principal Executive Officer)	Date

By:	/s/ Robert K. Hynes	March 31, 2008
	Robert K. Hynes, Chief Financial Officer (Principal Accounting Officer)	Date

By:	/s/ John H. McNamara, Jr.	March 31, 2008
	John H. McNamara, Jr., Director	Date

By:	/s/ John J. Quicke	March 31, 2008
	John J. Quicke, Director	Date

By:	/s/ Louis Klein, Jr.	March 31, 2008
	Louis Klein, Jr., Director	Date

By:	/s/ Jack L. Howard	March 31, 2008
	Jack L. Howard, Director	Date

By:	/s/ Daniel P. Murphy, Jr.	March 31, 2008
	Daniel P. Murphy, Jr., Director	Date

By:	/s/ Garen W. Smith	March 31, 2008
	Garen W. Smith, Director	Date

WHX CORPORATION (PARENT ONLY)
Statements of Operations

	Year ended December 31,
	2007	2006
	(in thousands)

Cost and expenses:
Pension income	$(4,963)	$(4,785)
Administrative and general expense	6,750	3,813
Subtotal - expenses (income)	1,787	(972)

Interest expense - H&H notes payable	551	-
Interest on long-term debt - related party	1,779	-
Interest income	(18)	(1,004)
Equity in after tax losses of subsidiaries	(16,721)	(20,126)
Other income (expense) - net	49	-
Loss before taxes	(20,771)	(18,150)
Tax provision (benefit)	-	-
Net loss	$(20,771)	$(18,150)

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
Balance Sheets

	December 31,
	2007	2006
ASSETS	(in thousands)

Current assets:
Cash and cash equivalents	$590	$102
Other current assets	688	238
Total current assets	1,278	340

Investment in and advances to subsidiaries - net	(15,199)	(8,995)
	$(13,921)	$(8,655)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$758	$1,043
Accrued interest-H&H	551	-
Accrued expenses	1,141	620
Total current liabilities	2,450	1,663

Notes payable - H&H	22,000	-
Accrued pension liability	14,395	53,445
Subordinated note - related party	16,779	-
	55,624	55,108
Commitments and contingencies

Stockholders' Equity:
Preferred stock - $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 50,000 and 40,000 shares, respectively; issued and outstanding: 10,000 shares as of December 31, 2007 and 2006	100	100
Accumulated other comprehensive loss	(32,559)	(47,335)
Additional paid-in capital	395,748	394,308
Warrants	1,287	1,287
Accumulated deficit	(434,121)	(412,123)
	(69,545)	(63,763)
	$(13,921)	$(8,655)

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(20,771)	$(18,150)
Non cash income and expenses
Amortization of deferred financing fees	-	27
Payment in kind interest - related party	1,779	-
Payment in kind interest - H&H	551	-
Equity in loss of subsidiaries-continuing	16,721	20,126
Non-cash stock based compensation	1,612	-
Interest accrued on H&H Subordinated Note	-	(1,004)
Decrease/(increase) in working capital elements
Advances from affiliates	5,545	11,125
Pension payments-WHX plan	(21,600)	(13,087)
Other current	(5,349)	(8,120)
Other items (net)	-	179

Net cash (used)/provided by operating activities	(21,512)	(8,904)

Cash Flows from Investing Activities
Investments in Bairnco	(15,000)	-
H&H - Subordinated Note	-	9,000

Net cash provided/(used) by investing activities	(15,000)	9,000

Cash flows from financing activities
Notes payable - H&H	22,000	-
Long term debt - related party	15,000	-

Net cash provided by financing activities	37,000	-

Increase/(decrease) in cash and cash equivalents	488	96

Cash and cash equivalents at beginning of period	102	6

Cash and cash equivalents at end of period	$590	$102

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

NOTES TO WHX PARENT ONLY FINANCIAL STATEMENTS

Note 1 - Background

Basis of Presentation:

The WHX Corporation (Parent Only) ("WHX") financial statements include the accounts of all subsidiary companies accounted for under the equity method of accounting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted.  These WHX parent only financial statements are prepared on the same basis of accounting as the WHX consolidated financial statements, except that the WHX subsidiaries are accounted for under the equity method of accounting.  For a complete description of the accounting policies and other required GAAP disclosures, refer to the Company’s audited consolidated financial statements for the year ended December 31, 2007 contained in Item 8 of this Form 10-K (the "consolidated financial statements").

WHX is a holding company that invests in and manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), which is a diversified manufacturing company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco Corporation (“Bairnco”).  Bairnco operates business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services. H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, shall be referred to herein as the “Company”.

Management’s Plans and Liquidity:

The Company incurred net losses of $20.8 million, $18.2 million and $34.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and had negative cash used in operating activities of $2.8 million, $17.7 million and $4.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.  As of December 31, 2007, the Company had an accumulated deficit of $434.1 million.  On February 14, 2008, H&H and certain of its subsidiaries amended its Loan and Security Agreement with Wachovia Bank, National Association (the “Wachovia Facilities”) and its Loan and Security Agreement with Steel Partners (the “Term B Loan”) to, among other things, extend the maturity date to June 30, 2009.  Bairnco’s bank debt was refinanced in July 2007 with a new scheduled maturity of 2012.  H&H and Bairnco have not been in compliance with certain of their bank covenants and have been required to obtain waivers from their lenders related to such covenants.  Upon receipt of such waivers, the Company was in compliance.

In recent years, the Company experienced liquidity issues. On March 7, 2005, WHX filed a voluntary petition (“Bankruptcy Filing”) to reorganize under Chapter 11 of the United States Bankruptcy Code .  It emerged from protection under Chapter 11 on July 29, 2005 (the "Effective Date").  WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX (with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $7.0 million, of which approximately $3.4 million has been distributed, (iii) the loan, distribution or other advance of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners II, L.P. (“Steel Partners”) to H&H, of which approximately $3.2 million has already been distributed, and (iv) up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan, which contribution of $13.0 million was made on September 12, 2007.  H&H’s credit facilities are collateralized by substantially all of H&H’s assets.  Similarly, Bairnco’s bank credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying administrative costs.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, the required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, with no contribution required in 2008, and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.

Since emerging from bankruptcy, due to covenant restrictions in their respective credit facilities, there have been no dividends from H&H or Bairnco to WHX and WHX’s sources of cash flow have consisted of:

•	The issuance of $5.1 million in preferred stock by a newly created subsidiary in October 2005, which was invested in the equity of a public company (CoSine Communications Inc.);
•
Partial payment by H&H of a subordinated debt to WHX of $9.0 million, which required the approval of the banks participating in the H&H credit facilities.  Subsequent to this transaction in 2006, the remaining intercompany loan balance of the subordinated debt of $44.2 million was converted to equity;

•
As permitted by the March 29, 2007 amendment and waiver to the H&H credit facilities, an unsecured loan from H&H for required payments to the WHX Pension Plan, and an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million (subsequently amended on February 14, 2008 to $7.0 million), of which approximately $3.4 million has been distributed;

•	A $15.0 million subordinated loan from Steel Partners pursuant to the Subordinated Loan Agreement which WHX used to fund a capital contribution to BZA to finance in part the Bairnco Acquisition;
•
As permitted by the July 27, 2007 amendment to the H&H credit facilities, an unsecured loan, distribution or other advance from H&H to WHX of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $3.2 million has already been distributed; and

•
As permitted by a September 10, 2007 amendment to the H&H credit facilities, an unsecured loan from H&H of $13.0 million which was used by WHX to make a payment to the WHX Pension Plan on September 12, 2007.

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of non-core assets, and (iv) from the proceeds of a proposed rights offering (see Note 16 to the consolidated financial statements).  In addition, the proceeds of the proposed rights offering are expected to be used to redeem preferred stock and to retire indebtedness, and accordingly will not be available for general corporate purposes, except that $5 million of which shall be used to pay down the revolver under the Wachovia Facilities pursuant to a February 14, 2008 amendment to H&H’s credit facilities.

As of December 31, 2007, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX (collectively, its “Unrestricted Subsidiaries”) had cash of approximately $0.7 million and current liabilities of approximately $7.3 million, including $5.8 million of mandatorily redeemable preferred shares plus accrued dividends payable to a related party.

 H&H’s availability under its credit facilities as of December 31, 2007 was $12.3 million, and as of February 29, 2008, was approximately $18.6 million. See Note 11 to the consolidated financial statements for a description of H&H’s credit facilities, including recent amendments.

In connection with the closing of the Bairnco Acquisition (see Note 5 to the consolidated financial statements) in April 2007, initial financing was provided by Steel Partners II, L.P, a 50.3% stockholder of WHX (“Steel Partners”) through two credit facilities.  Steel Partners extended bridge loans in the aggregate principal amount of approximately $86.5 million pursuant to a Loan and Security Agreement (the “Bridge Loan Agreement”), between BZA and Bairnco, as borrowers, and Steel Partners, as lender.  In addition, Steel Partners extended to WHX a $15.0 million subordinated loan, which is unsecured at the WHX level, pursuant to a Subordinated Loan and Security Agreement, dated as of April 17, 2007 (the “Subordinated Loan Agreement”) between WHX, as borrower, and Steel Partners, as lender.  WHX contributed the $15.0 million proceeds of the subordinated loan to Bairnco as a capital contribution.

On July 18, 2007, Bairnco and certain of its subsidiaries entered into (i) the First Lien Credit Agreement with Wells Fargo, which provides for a revolving credit facility to the borrowers in an aggregate principal amount not to exceed $30.0 million and a term loan facility of $28.0 million, (ii) the Second Lien Credit Agreement with Ableco, which provides for a term loan facility to the borrowers of $48.0 million., and (iii) the Subordinated Debt Credit Agreement with Steel Partners as lender providing for a term loan of approximately $31.8 million, and completed the refinancing of: (A) all existing indebtedness of Bairnco and its subsidiaries under the Bairnco Senior Secured Credit Facility and (B) approximately $56.7 million of the indebtedness under the Bridge Loan Agreement.  The Subordinated Debt Credit Agreement amended and restated the Bridge Loan Agreement.  The scheduled maturity date of the indebtedness under each of the First Lien Credit Agreement and Second Lien Credit Agreement is July 17, 2012, and the scheduled maturity date of the indebtedness under the Subordinated Debt Credit Agreement is January 17, 2013.

Bairnco’s availability under its credit facilities as of December 31, 2007 was approximately $5.3 million, and as of February 29, 2008, was approximately $6.1 million. See Note 11 to the consolidated financial statements for a description of Bairnco’s credit facilities, including amendments.

In addition to the obligations under the current credit facilities, the Company also has significant cash flow obligations, including without limitation the amounts due to the WHX Pension Plan (as amended by the IRS Waiver and PBGC Settlement Agreement entered into December 28, 2006).  As a result of the $13.0 million contribution to the WHX Pension Plan in September 2007, however, the Company's required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.

There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. However, as discussed further below, the Company believes that recent new and amended financing arrangements, significant payments made in 2007 to the WHX Pension Plan and the complete satisfaction of  the IRS Waiver, acquisitions,  the sale of a non-essential operating unit, as well as continuing improvements in its core operations and the substantial completion of a major remediation of property relating to certain environmental liabilities have permitted the Company to generate sufficient working capital to meet its obligations as they mature for at least the next 12 months.  The ability of the Company to meet its cash requirements over the next twelve months is dependent, in part, on the Company’s ability to meet its business plan.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, are adequate to meet its current and anticipated cash requirements. The Company also continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the reduction of certain discretionary expenses and sale of certain non-core assets.   However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

As more fully described in the specific notes to the consolidated financial statements, the Company has taken the following actions which it believes will improve liquidity and help provide for adequate liquidity to fund the Company’s capital needs for the next twelve months:

•
The Company requested and obtained, on December 20, 2006, a conditional waiver from the IRS of the $15.5 million minimum funding requirement for the WHX Pension Plan for the 2005 plan year.  On December 28, 2006, WHX, H&H, and the PBGC entered into the PBGC Settlement Agreement in connection with the IRS Waiver and certain other matters.  The Company made substantial payments to its WHX Pension Plan during 2006 and 2007of $13.1 million and $21.6 million, respectively, including a payment on September 12, 2007 of $13.0 million, which exceeded minimum required contributions under ERISA.  As a result of such accelerated contribution, our required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.  Our expected minimum funding requirements are $0.0, $2.5 million, $2.7 million, $0.8 million and $0.0 for 2008, 2009, 2010, 2011 and 2012, respectively.  All minimum funding requirement calculations reflect the Pension Protection Act of 2006 as well as all other relevant rules.

•
On various dates in 2007 and 2008, H&H and certain of its subsidiaries amended the Wachovia Facilities and the Term B Loan.  These agreements were each amended to, among other things, (i) extend the maturity date to June 30, 2009, (ii) grant a waiver to the events of default arising as a result of the attachment and garnishment of $3.5 million in connection with certain litigation, (iii) permit additional loans by Steel Partners to H&H, (iv) permit loans or advances from H&H to WHX, subject to certain conditions, (v) allow for the acquisition of Omni Technologies Corporation, (vi) allow for the prepayment of the Term B Loan in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the WHX rights offering, less $5 million to be used to pay down the revolver under the Wachovia Facilities, (vii) reset the levels of certain financial covenants, (viii) consent to the terms of the H&H Security Agreement and the H&H Guaranty which were granted in connection with amendments to Bairnco’s debt agreements, and (ix) amend applicable interest rates.  The Wachovia Facilities were also amended to permit an additional term loan to H&H of $4.0 million, funded by Ableco.

•
On October 18, 2007, WHX filed a registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for a proposed rights offering to its existing stockholders, and subsequently filed Amendments thereto dated November 30, 2007 and December 21, 2007.  The proposed rights offering will be made through the distribution of non-transferable subscription rights to purchase shares of WHX’s common stock, par value $0.01 per share, at a subscription price to be determined.  Assuming the proposed rights offering is fully subscribed, WHX could receive gross proceeds of approximately $200 million, less expenses of the rights offering.  The proposed rights offering includes an oversubscription privilege which permits each rights holder, that exercises its rights in full, to purchase additional shares of common stock that remain unsubscribed at the expiration of the offering.  This oversubscription privilege is subject to (i) the availability and allocation of shares among persons exercising this oversubscription privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without endangering the availability of the Company’s NOLs under Section 382 of the Internal Revenue Code, in each case as further described in the rights offering documents.  Steel Partners has indicated that it intends to exercise all of its rights and to oversubscribe for the maximum number of shares it can oversubscribe for without (i) endangering the availability of the Company’s NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding shares of WHX’s common stock.  A registration statement relating to these securities has been filed with the SEC but has not yet become effective. The purpose of this proposed rights offering is to raise equity capital in a cost-effective manner that gives all WHX’s stockholders the opportunity to participate. The net proceeds will be used to (i) make partial payments to certain senior lenders to certain wholly-owned subsidiaries of WHX and/or to contribute to the working capital of such subsidiaries, (ii) redeem preferred stock which is held by Steel Partners, and was issued by a wholly-owned subsidiary of WHX, (iii) to purchase shares of common stock of CoSine Communications, Inc. from Steel Partners, (iv) to repay WHX indebtedness to Steel Partners, and (v) to repay indebtedness of  wholly-owned subsidiaries of WHX to Steel Partners.

•
The acquisition of Bairnco in April 2007 for approximately $101.5 million, which we believe will prove to be a valuable acquisition. On July 17, 2007, Bairnco completed the refinancing of: (i) all of its indebtedness under its existing credit facility and (ii) approximately $56.7 million of indebtedness under the Bridge Loan Agreement with Steel Partners. Availability under Bairnco’s revolving credit facility as of December 31, 2007 was $5.3 million, and as of February 29, 2008, was approximately $6.1 million.  On February 14, 2008, Bairnco and certain of its subsidiaries amended its First Lien Credit Agreement with Wells Fargo and its Second Lien Credit Agreement with Ableco to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the H&H Security Agreement and the H&H Guaranty”. In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the proposed rights offering by March 31, 2008 in Bairnco and for such  proceeds to be used to prepay at least $10 million under the First Lien Credit Agreement Term Loan, (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.

•
The acquisition by a subsidiary of H&H of a mechanical roofing fastener business for approximately $26 million, on December 28, 2006, which we believe will prove to be a valuable acquisition which will solidify H&H’s position as a leading manufacturer and supplier of mechanical fasteners, accessories and components, and building products for the North American commercial and residential construction industry.  Also, in November 2007, H&H purchased all of the outstanding common stock of Omni Technologies Corporation of Danville, a manufacturer of flux cored brazing wire and metal powders used for brazing and soldering pastes.

•	The sale in March 2007 of a non-core business which had generated operating losses in 2006.

•	The substantial completion of remediation of property relating to certain environmental liabilities.

In view of the matters described in the preceding paragraphs, management believes that the Company has the ability to meet its financing requirements on a continuing basis for at least the next twelve months.  However, if the Company’s 2008 planned cash flow projections are not met, management could consider the reduction of certain discretionary expenses and sale of certain assets.  In the event that these plans are not sufficient and the Company’s credit facilities are not available, the Company’s ability to operate could be materially adversely affected.

Note 2 - Investment in and Advances to Subsidiaries – Net

The following table details the investments in and advances to associated companies, accounted for under the equity method of accounting.

	December 31
	2007	2006
	(in thousands)

Investment in:

Handy & Harman	$(15,080)	$(8,436)
Bairnco	1,288	$-
WHX Aviation	(5)	(5)
WHX CS	(1,402)	(1,166)
Wheeling-Pittsburgh Capital Corporation	-	615
WHX Metals	-	(3)

Investment in and advances to subsidiaries - net	$(15,199)	$(8,995)

Note 3 – Equity in Earnings (Loss) of Subsidiaries

	Year ended December 31,
	2007	2006
	(in thousands)
Handy & Harman	$(4,070)	$(19,016)
Bairnco	(12,419)	-
WHX CS	(236)	(1,150)
Wheeling-Pittsburgh Capital Corporation	4	40
	$(16,721)	$(20,126)

Note 4 - Related Party Transactions

In April of 2007, in connection with the Bairnco Acquisition (see Note 2), Steel Partners extended to WHX a $15.0 million subordinated loan, which is unsecured at the WHX level, pursuant to a Subordinated Loan Agreement. Borrowings under the Subordinated Loan Agreement bear pay-in-kind interest at a rate per annum equal to the prime rate of JP Morgan Chase plus 7.75%, with a minimum interest rate of 16% per annum and a maximum interest rate of 19% per annum.  Obligations under the Subordinated Loan Agreement are guaranteed by Bairnco and certain of its subsidiaries and secured by a junior lien on the assets of Bairnco and certain of its subsidiaries and capital stock of certain of Bairnco’s subsidiaries. Principal and interest due under the Subordinated Loan Agreement matures April 2009.  The balance due to Steel Partners as of December 31, 2007 under the Subordinated Loan Agreement was $16.8 million, including pay-in-kind interest.

On various dates during 2007, H&H made unsecured loans totaling $22.0 million to WHX, as permitted under H&H’s loan and security agreements, to make payments to the WHX Pension Plan and for other general business purposes.  These notes payable accrue interest at 6%.  As of December 31, 2007 and 2006, the outstanding balance of these notes payable was $22.0 million and $0, respectively.    Interest payable to H&H as of December 31, 2007 and 2006 was $0.6 million and $0 respectively.

WHX Corporation
Schedule II –Valuation and Qualifying Accounts and Reserves
(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/ (Deductions) Describe		Balance at End of of Period
Year ended December 31, 2007

Valuation allowance on state and local NOL's	$5,198	$-	$-		$5,198	(1)
Valuation allowance on federal NOL's	56,711	16,142	(1,019	)(3)	71,834
Valuation allowance on other net deferred tax assets	34,764	(20,872)	(9,256	)(2)	4,636
	96,673	(4,730)	(10,275)		81,668
Allowance for Doubtful Accounts	1,090	536	1,150		2,776
Total	$97,763	$(4,194)	$(9,125)		$84,444

Year ended December 31, 2006

Valuation allowance on state and local NOL's	$4,120	$1,078	$-		$5,198
Valuation allowance on federal NOL's	42,105	17,800	(3,194	)(3)	56,711
Valuation allowance on other net deferred tax assets	52,435	(13,667)	(4,004	)(4)	34,764
	98,660	5,211	(7,198)		96,673
Allowance for Doubtful Accounts	1,087	653	(650)		1,090
Total	$99,747	$5,864	$(7,848)		$97,763

(1)	The increase in deferred tax assets for 2007 state and local NOLs was offset by write-offs of past NOLs related to operations closed or sold by the Company.
(2)
Decrease in valuation allowance relates principally to the change in deferred taxes associated with miniumum pension liabilities recorded in other comprehensive income and acquisitions taking place during the year.

(3)	Reduction of NOLs (and related valuation allowance) due to expiration of carryforward period.
(4)
Increase (decrease) in valuation allowance relates principally to the change in deferred taxes associated with minimum pension liabilities recorded in other comprehensive income and the recognition of deferred tax assets for state and local taxes.