Form 10-Q
period 2008-03-31
WHX CORP
filed 2008-05-15
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 1-2394

WHX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	13-3768097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1133 Westchester Avenue White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

914-461-1350
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The number of shares of Common Stock issued and outstanding as of May 12, 2008 was 10,000,498.

Part I. Item 1: Financial Statements

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands except per share)

Net sales	$177,277	$117,837
Cost of goods sold	136,473	98,355

Gross profit	40,804	19,482

Selling, general and administrative expenses	34,280	18,775
Loss (gain) on disposal of assets	(22)	130

Income from operations	6,546	577

Other:
Interest expense	10,371	7,570
Realized and unrealized loss on derivatives	1,627	691
Other (income) expense	(51)	140

Loss before taxes	(5,401)	(7,824)

Tax provision	811	709

Net loss	$(6,212)	$(8,533)

Basic and diluted per share of common stock

Net loss per share	$(0.62)	$(0.85)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(Dollars and shares in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$5,013	$6,090
Accounts receivable - net	110,045	89,546
Inventories	85,542	83,709
Deferred income taxes	3,433	3,339
Other current assets	11,554	12,023
Total current assets	215,587	194,707

Property, plant and equipment at cost, less
accumulated depreciation and amortization	123,677	124,336
Goodwill	64,567	64,317
Other intangibles, net	39,167	39,892
Other non-current assets	18,195	18,337
	$461,193	$441,589

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Trade payables	$55,106	$49,053
Accrued environmental liability	7,576	7,805
Accrued liabilities	42,785	40,308
Accrued interest expense - related party	23,802	19,615
Current portion of long-term debt	11,223	7,513
Short-term debt - related party	5,100	5,100
Short-term debt	61,522	50,180
Deferred income taxes	142	142
Total current liabilities	207,256	179,716

Long-term debt	138,782	141,678
Long-term debt - related party	156,676	154,901
Accrued pension liability	13,429	15,653
Other employee benefit liabilities	7,751	7,595
Deferred income taxes	8,377	8,217
Other long-term liabilities	3,810	3,374
	536,081	511,134

Stockholders' (Deficit) Equity:

Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-

Common stock - $.01 par value; authorized 95,000 and 50,000 shares, respectively; issued and outstanding 10,000 shares	100	100
Warrants	-	1,287
Accumulated other comprehensive loss	(31,879)	(32,559)
Additional paid-in capital	397,224	395,748
Accumulated deficit	(440,333)	(434,121)
	(74,888)	(69,545)
	$461,193	$441,589

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(6,212)	$(8,533)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	5,348	3,124
Non-cash stock based compensation	69	168
Amortization of debt related costs	355	1,086
Payment in kind interest on related party debt	1,775	-
Deferred income taxes	66	65
(Gain) loss on asset dispositions	(22)	130
Equity in after-tax income of affiliated companies	(13)	(18)
Unrealized gain on derivatives	(162)	(41)
Reclassification of net cash settlements on derivative instruments	1,789	732
Decrease (increase) in operating assets and liabilities,
net of effect of acquisitions:
Trade receivables	(19,890)	(12,570)
Inventories	(1,565)	2,261
Other current assets	583	151
Accrued interest expense-related party	4,188	3,822
Other current liabilities	5,521	(642)
Other items-net	98	48
Net cash used in operating activities	(8,072)	(10,217)
Cash flows from investing activities:
Plant additions and improvements	(3,523)	(1,003)
Net cash settlements on derivative instruments	(1,789)	(732)
Proceeds from sales of assets	78	3,633
Net cash provided by (used in) investing activities	(5,234)	1,898
Cash flows from financing activities:
Proceeds from term loans - domestic	4,000	-
Proceeds from term loans - foreign	3	-
Net revolver borrowings (repayments)	11,291	11,558
Repayments of term loans - foreign	(136)	(120)
Repayments of term loans - domestic	(3,509)	(3,339)
Deferred finance charges	(1,146)	(170)
Net change in overdrafts	1,577	(876)
Net cash provided by financing activities	12,080	7,053
Net change for the period	(1,226)	(1,266)
Effect of exchange rate changes on net cash	149	30
Cash and cash equivalents at beginning of period	6,090	4,776
Cash and cash equivalents at end of period	$5,013	$3,540

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Three Months Ended March 31, 2008

	Shares of Common Stock	Common Stock, Warrants and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
	(dollars and shares in thousands)

Balance at December 31, 2007	10,000	$397,135	$(434,121)	$(32,559)	$(69,545)

Amortization of stock options	-	189	-	-	189

Net loss	-	-	(6,212)	-	(6,212)
Foreign currency translation	-	-	-	680	680
Comprehensive loss					(5,532)

Balance at March 31, 2008	10,000	$397,324	$(440,333)	$(31,879)	$(74,888)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - The Company and Nature of Operations

WHX Corporation, the parent company (“WHX”) is a holding company that invests in and manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), which is a diversified manufacturing company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco Corporation (“Bairnco”).  Bairnco operates business units in three reportable segments: Arlon Electronic Materials segment, Arlon Coated Materials segment, and Kasco Replacement Products and Services. See Note 13 for a description of the business and products of each of the Company’s segments.  The results of operations of Bairnco are included in the financial results of WHX beginning April 13, 2007. H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, are referred to herein as the “Company.”

Note 2 – Liquidity

The Company has incurred significant losses and negative cash flows from operations in recent years, and as of March 31, 2008 had an accumulated deficit of $440.3 million. As of March 31, 2008, the Company’s current assets totaled $215.6 million and its current liabilities totaled $207.3 million; therefore, working capital was $8.3 million. Included in the current liabilities as of March 31, 2008 is a total of $28.9 million of accrued interest and mandatorily redeemable preferred stock payable to Steel Partners II, L.P. (“Steel Partners”), a related party. Such amounts may be either partially or totally repaid after the completion of a proposed rights offering (described below).  The Company’s working capital at December 31, 2007 was $15.0 million.  In prior periods, H&H and Bairnco have not been in compliance with certain of their bank covenants and have been required to obtain amendments or waivers from their lenders related to such covenants, after which and as of March 31, 2008, the Company has been in compliance.

WHX is a holding company and has as its sole source of cash flow distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $7.0 million, of which approximately $3.4 million has been distributed, (iii) the loan, distribution or other advance of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $3.2 million has already been distributed, and (iv) up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan, which contribution of $13.0 million was made on September 12, 2007.  H&H’s credit facilities are collateralized by substantially all of H&H’s assets.  Similarly, Bairnco’s bank credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX.

On January 22, 2008, H&H amended its credit facilities to, effective January 11, 2008, among other things, (i) provide for a temporary reduction in the reserves required under its credit facility with Wachovia Bank, N.A. (the “Wachovia Facilities”) from $2.5 million to $1.0 million until April 15, 2008, and (ii) revise the criteria of Foreign Accounts to be included in the calculation of Availability, as both of these terms are defined in the credit agreement.

On February 14, 2008, H&H amended its credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of its Loan and Security Agreement with Steel Partners (the “Term B Loan”) in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the proposed rights offering, less $5.0 million which shall be used to pay down the revolver under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty,  both terms as defined below in the description of the February 14, 2008 amendment by Bairnco to its credit agreements, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and its subsidiaries.

Bairnco’s bank debt was refinanced in July 2007 with a new scheduled maturity of 2012.  On February 14, 2008, Bairnco amended its First Lien Credit Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”) (the “First Lien Credit Facility”) and its Second Lien Credit Agreement with Ableco Finance LLC (“Ableco”) (the “Second Lien Credit Agreement”) to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10.0 million, secured by a second lien on all of the assets of H&H pursuant to the Security Agreement by H&H in favor of Ableco (the “H&H Security Agreement”) and the Limited Continuing Guaranty by H&H in favor of Ableco (the “H&H Guaranty”). In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10.0 million from the proceeds of the proposed rights offering by March 31, 2008 in Bairnco and for such  proceeds to be used to prepay at least $10.0 million under the First Lien Credit Agreement Term Loan, (ii) Steel Partners to issue a limited $10.0 million guaranty, or (iii) a capital or debt infusion of $10.0 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.  Steel Partners issued a limited guaranty in compliance with this amendment. In February 2008, Bairnco prepaid the First Lien Credit Agreement Term Loan by approximately $1.8 million with tax refund proceeds, as permitted by the credit agreement, which reduced such $10 million obligation by the amount of such payment.

H&H’s Availability under its credit facilities as of March 31, 2008 was $17.3 million.  Bairnco’s Availability under its credit facilities as of March 31, 2008 was $6.0 million.

On April 14, 2008, WHX filed an amended registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for a proposed rights offering to its existing stockholders.  WHX initially filed a registration statement on October 18, 2007 and subsequently filed Amendments thereto dated November 30, 2007 and December 21, 2007. The registration statement has not yet become effective.  The proposed rights offering will be made through the distribution of non-transferable subscription rights to purchase shares of WHX’s common stock, par value $0.01 per share, at a subscription price to be determined.  Assuming the proposed rights offering is fully subscribed, WHX could receive gross proceeds of approximately $200.0 million, less expenses of the rights offering.  The proposed rights offering includes an oversubscription privilege which permits each rights holder that exercises its rights in full, to purchase additional shares of common stock that remain unsubscribed at the expiration of the offering.  This oversubscription privilege is subject to (i) the availability and allocation of shares among persons exercising this oversubscription privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without endangering the availability of the Company’s net operating loss carryforwards (“NOLs”) under Section 382 of the Internal Revenue Code, in each case as further described in the rights offering documents.  Steel Partners has indicated that it intends to exercise all of its rights and to oversubscribe for the maximum number of shares it can oversubscribe for without (i) endangering the availability of the Company’s NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding shares of WHX’s common stock.  The purpose of this proposed rights offering is to raise equity capital in a cost-effective manner that gives all WHX’s stockholders the opportunity to participate. The net proceeds will be used to (i) make partial payments to certain senior lenders to certain wholly-owned subsidiaries of WHX and/or to contribute to the working capital of such subsidiaries, (ii) redeem preferred stock which is held by Steel Partners, and was issued by a wholly-owned subsidiary of WHX, (iii) purchase shares of common stock of CoSine Communications, Inc. from Steel Partners, (iv)  repay WHX indebtedness to Steel Partners, and (v)  repay indebtedness of  wholly-owned subsidiaries of WHX to Steel Partners.

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of non-core assets, (iv) from the proceeds of the proposed rights offering, and (v) from other discrete transactions.  In addition, the proceeds of the proposed rights offering are expected to be used to redeem preferred stock and to reduce indebtedness, and accordingly will not be available for general corporate purposes, except that $5.0 million of which shall be used to pay down the revolver under the Wachovia Facilities pursuant to a February 14, 2008 amendment to H&H’s credit facilities.

There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. However, the Company believes it will be able to generate sufficient working capital to meet its obligations as they mature for at least the next 12 months as a result of developments which include, as more fully described in the specific notes to the consolidated financial statements as of December 31, 2007 that are included in the Company’s Annual Report on Form 10-K, recent new and amended financing arrangements, significant payments made during 2007 to the WHX Pension Plan and the complete satisfaction of the IRS waiver of the minimum funding requirements for the 2005 plan year, acquisitions, the sale of a non-essential operating unit, as well as continuing improvements in the Company’s operations, and the substantial completion of a major remediation of property relating to certain environmental liabilities.

The ability of the Company to meet its cash requirements over the next twelve months is dependent, in part, on the Company’s ability to meet its business plan.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, are adequate to meet its cash requirements during the next 12 months. The Company also continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the reduction of certain discretionary expenses and sale of certain non-core assets.   However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company and therefore, the Company’s ability to operate could be materially adversely affected.

Note 3 – Acquisition of Bairnco

                In April 2007, WHX acquired Bairnco’s outstanding common stock pursuant to a tender offer for $13.50 per share.  The total purchase price was $101.4 million (the “Bairnco Acquisition”).

The Bairnco Acquisition was accounted for under the purchase method of accounting. Effective April 13, 2007, the consolidated financial statements of the Company include the actual results of operations of Bairnco. The following table summarizes unaudited actual financial data for the three month period ended March 31, 2008, as compared to pro forma financial data for the combined companies for the three month period ended March 31, 2007, as though the Company had acquired Bairnco as of January 1, 2007:

	For the Three Months Ended March 31,
	2008	2007
	ACTUAL	PRO FORMA
	(in thousands)
Net sales	$177,277	$166,564

Income from operations	$6,546	$1,368

Loss before income taxes	$(5,401)	$(11,190)

Net loss	$(6,212)	$(11,671)

Net loss per common share	$(0.62)	$(1.17)

Included in the above pro forma results for the three months ended March 31, 2007 are non-recurring pre-tax charges of $1.2 million relating to the tender offer for Bairnco shares. Other non-recurring charges totaling $7.4 million that related directly to the acquisition have been excluded from the above pro forma results of operations.  Such charges consisted of approximately $5.5 million of acquired manufacturing profit in inventory that was charged to cost of sales, approximately $1.6 million of acquired in-process research and development costs, and $0.2 million of acquired backlog.  Pro forma adjustments to the historical results of operations for the period ended March 31, 2007 include additional interest expense on the acquisition-related financing, adjustments to depreciation and amortization expense relating to the difference in the basis of fixed assets and acquired amortizable intangibles, and the elimination of federal income taxes on Bairnco’s results of operations.  Since Bairnco will be included in the consolidated federal income tax return of WHX, and due to the uncertainty of realizing the benefit of WHX’s NOLs in the future, a deferred tax valuation allowance has been established on a consolidated basis.

The pro forma information noted above should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place as of January 1, 2007; nor is it indicative of any future operating results of the combined entities.

Note 4 - Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2007.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

Note 5 – Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. SFAS No. 141R also requires that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. The Company will adopt SFAS No. 141R on January 1, 2009 and is currently evaluating this statement to determine its effect, if any, on its consolidated financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and the Company adopted SFAS No. 159 as of January 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS No. 159, and therefore, the adoption of SFAS No. 159 did not have an effect on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 157 for financial assets that are required to be measured at fair value, and the adoption of SFAS No. 157 did not have a significant effect on its consolidated financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which delayed the implementation of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis.  Pursuant to FSP 157-2, the Company did not adopt SFAS No. 157 for such non-financial assets and liabilities that include goodwill and identifiable intangible assets.  The Company is currently evaluating the impact that adoption of SFAS No. 157 for such non-financial assets and liabilities will have on its consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities, but does not change the accounting for such instruments, and therefore, the Company believes that the adoption of SFAS No. 161 will not have an effect on its consolidated financial position and results of operations.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Note 6 - Net Income (Loss) Per Share

The computation of basic loss per common share is based upon the weighted average number of shares of Common Stock outstanding (10,000,498).  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including warrants and stock options and other stock-based incentive compensation arrangements during the quarter. No common share equivalents were dilutive in either of the three month periods ended March 31, 2008 or 2007 because the Company reported a net loss and therefore, any outstanding warrants and stock options would have had an anti-dilutive effect.  As of March 31, 2008, stock options for an aggregate of 719,000 shares are excluded from the calculation of net loss per share.

Note 7 – Stockholders’ (Deficit) Equity

Warrants

On July 29, 2005, in exchange for the extinguishment and cancellation of their stock, the Company’s then-existing Series A and Series B preferred stockholders received 752,688 warrants to purchase common stock, exercisable at $11.20 per share.  The warrants were valued at $1.3 million using the Black-Scholes valuation method. The warrants expired unexercised on February 28, 2008, and the $1.3 million was reclassified to additional paid-in capital on the consolidated balance sheet.

Comprehensive Income (Loss)
Comprehensive loss for the three months ended March 31, 2008 and 2007 was comprised of:
	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net loss	$(6,212)	$(8,533)

Other comprehensive loss:
Foreign currency translation adjustments	680	157

Comprehensive loss	$(5,532)	$(8,376)

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) balances as of March 31, 2008 and December 31, 2007 were comprised of:
	March 31,	December 31,
	2008	2007
Net actuarial losses and prior service costs	(in thousands)
and credits (net of tax of $5,262)	$(38,378)	$(38,378)
Foreign currency translation adjustment	6,499	5,819

	$(31,879)	$(32,559)

Note 8 – Inventories

Inventories at March 31, 2008 and December 31, 2007 were comprised of:
	March 31,	December 31,
	2008	2007
	(in thousands)
Finished products	$39,281	$38,468
In - process	12,806	15,547
Raw materials	28,726	25,257
Fine and fabricated precious metal in various stages of completion	10,552	9,486
	91,365	88,758
LIFO reserve	(5,823)	(5,049)
	$85,542	$83,709

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As these derivatives are not designated as accounting hedges under Statement of Financial Accounting Standards No. 133, they are accounted for as derivatives with no hedge designation.  Accordingly, H&H recognizes realized and unrealized gains and losses on the derivative instruments related to precious metal.  Such realized and unrealized gains and losses are recorded in current period earnings as other income or expense in the Company's consolidated statement of operations, and the three month periods ended March 31, 2008 and 2007 include losses of $1.6 million and $0.7 million, respectively.  In addition, H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO value cost by $5.8 million and $5.0 million at March 31, 2008 and December 31, 2007, respectively.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  In 2007, a subsidiary of H&H received 500,000 troy ounces of silver from a single customer under an unallocated pool account agreement. Such agreement is cancelable by the customer upon six months notice. Because of a reduction in its operating needs as well as a result of an increase in customer metal, the quantity of silver owned by the Company declined substantially in 2007 and also declined by 81,572 troy ounces as of March 31, 2008 compared to December 31, 2007.

The Company deferred $0.8 million of profit arising from the liquidation of LIFO inventory during the three month period ended March 31, 2008, which is currently being treated as temporary, and such deferral is included in accrued liabilities on the March 31, 2008 consolidated balance sheet.

The following table summarizes customer toll and owned precious metal quantities:

	March 31,	December 31,
	2008	2007
Silver ounces:
Customer owned metal	811,650	795,336
H&H owned metal	286,142	367,714

Gold ounces:
Customer owned metal	1,162	779
H&H owned metal	5,561	4,616

Palladium ounces:
Customer owned metal	1,338	1,346
H&H owned metal	557	520

Supplemental inventory information:	March 31,	December 31,
	2008	2007
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$4,729	$4,436
Market value per ounce:
Silver	$17.91	$14.81
Gold	$931.85	$834.70
Palladium	$452.40	$364.00

Note 9 – Pensions, Other Postretirement and Post-Employment Benefits

The following table presents the components of net periodic pension cost (credit) for the Company’s pension plans for the three months ended March 31, 2008 and 2007.  The pension cost (credit) of the Bairnco U.S. pension plans is included only in the three month period ended March 31, 2008 because the Bairnco Acquisition did not occur until April of 2007.

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Service cost	$87	$75
Interest cost	6,203	5,925
Expected return on plan assets	(8,336)	(7,500)
Amortization of prior service cost	23	25
Recognized actuarial loss	-	225
	$(2,023)	$(1,250)

In addition to its pension plans, which are included in the table above, the Company also maintains several other postretirement benefit plans covering certain of its employees.  The approximate aggregate expense for these plans was $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

Note 10 – Debt

Long-term debt consists of the following:
	March 31,	December 31,
	2008	2007
	(in thousands)

Long-term Debt-Non Related Party:
H&H Credit Facility-Term Loan A	$9,075	$9,742
H&H Term Loan	46,000	42,000
H&H Supplemental Term Loan	4,940	5,277
Other H&H debt-domestic	6,688	6,724
Other H&H debt-foreign	5,705	5,420
Bairnco Term Loans	72,599	75,067
Bairnco China foreign loan facility	4,998	4,961
Total debt-non related party	150,005	149,191
Less portion due within one year	11,223	7,513
Long-term debt-non related party	$138,782	$141,678

Long-term Debt-Related Party:
H&H Term B Loan	$104,165	$104,165
Bairnco Subordinated Loan	35,052	33,957
WHX Subordinated Loan	17,459	16,779
Long-term debt to related party	$156,676	$154,901

Total long-term debt	$295,458	$296,579

Note 11 - Income Taxes

For the three months ended March 31, 2008 and 2007, tax provisions of $0.8 million and $0.7 million, respectively, were recorded, principally for state and foreign income taxes.  The Company does not record an income tax benefit, and has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including that relating to its net operating loss carryforwards, will not be realized in future periods.

Note 12 –Asset Sales

                On March 4, 2007, the Company sold certain assets, including the land and building, certain machinery and equipment, and inventory of Handy & Harman Electronic Materials Corporation (“HHEM”) for net proceeds of approximately $3.8 million. HHEM was part of the Company’s Precious Metal segment.   In December 2006, the Company recorded an asset impairment charge of $3.4 million relating to the long-lived assets offered for sale, in accordance with Statement of Financial Accounting Standards No. 144.  The amount of the impairment loss was based upon the actual selling price of the long-lived assets in March 2007.  Upon sale, the Company recognized a loss of $0.4 million relating to the sale of inventory, which is included in cost of goods sold for the three month period ended March 31, 2007.  Under the terms of the sale agreement, the Company has retained responsibility for any pre-existing environmental conditions requiring remediation at the Rhode Island site.

Note 13 – Reportable Segments

The Company has six reportable segments:

(1)
Precious Metal. This segment is engaged in the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating. Brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  The Precious Metal segment offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries. Precision electroplating (often using gold, silver, palladium and various base metals) is performed on electronic and electrical components primarily for use in the automotive industry.  H&H’s profits from precious metal products are principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice in the industry, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value”, which includes the cost of base metals, labor, overhead, financing and profit.

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

(3)
Engineered Materials. This segment supplies products to the construction and building industries. H&H manufactures fasteners and fastening systems for the commercial flat roofing industry.  Products are sold to building and roofing distributors and as private labels to roofing systems manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in wood decks, landscaping, masonry, and log homes.  This segment also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, the segment manufactures electro-galvanized steel products primarily for the construction industry.

(4)
Arlon Electronic Materials segment (“Arlon EM”) designs, manufactures, markets and sells high performance laminate materials and bonding films utilized in the military/aerospace, wireless communications, automotive, oil drilling, and semiconductor markets.  Among the products included in the Arlon EM segment are high technology materials for the printed circuit board industry and silicone rubber products for insulating tapes and flexible heaters.

(5)
Arlon Coated Materials segment (“Arlon CM”) designs, manufactures, markets and sells laminated and coated products to the electronic, industrial and commercial markets under the Arlon and Calon brand names.  Among the products included in the Arlon CM segment are vinyl films for graphics art applications, foam tapes used in window glazing, and electrical and thermal insulation products.

(6)
Kasco Replacement Products and Services segment (“Kasco”) is a leading provider of meat-room products (principally replacement band saw blades) and on-site maintenance services principally to retail food stores, meat and deli operations, and meat, poultry and fish processing plants throughout the United States, Canada and Europe. In Canada and France, in addition to providing its replacement products, Kasco also sells equipment to the supermarket and food processing industries.

Management has determined that certain operating companies should be aggregated and presented within a single reporting segment on the basis that such operating segments have similar economic characteristics and share other qualitative characteristics. Management reviews sales, gross profit and operating income to evaluate segment performance. Operating income for the reportable segments includes the costs of shared corporate headquarters functions such as finance, auditing, treasury, legal, benefits administration and certain executive functions, but excludes other unallocated general corporate expenses. Other income and expense, interest expense, and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s management.

H&H and Bairnco principally operate in North America.

The following table presents information about reportable segments for the three month periods ending March 31:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net sales

Precious Metal	$45,688	$37,762
Tubing	29,626	29,337
Engineered Materials	51,009	50,738
Arlon Electronic Materials (a)	16,404	-
Arlon Coated Materials (a)	17,675	-
Kasco (a)	16,875	-
Net sales	$177,277	$117,837

Segment operating income (loss)
Precious Metal	$2,397	$(271)
Tubing	1,273	(900)
Engineered Materials	1,264	2,073
Arlon Electronic Materials (a)	1,156	-
Arlon Coated Materials (a)(b)	(1,108)	-
Kasco (a)	833	-
	5,815	902

Unallocated corporate expenses	1,091	1,445
Unallocated pension expense (credit)	(1,800)	(1,250)
Loss (gain) on disposal of assets	(22)	130

Income from operations	6,546	577

Interest expense	10,371	7,570
Realized and unrealized loss on derivatives	1,627	691
Other (income) expense	(51)	140

Loss before taxes	$(5,401)	$(7,824)

(a)	Bairnco was acquired on April 13, 2007 and thus, the results for these segments do not appear in the period ended March 31, 2007.

(b)
The operating loss of the Arlon Coated Materials segment includes $0.6 million of move costs to consolidate two plants in San Antonio, Texas into one. In addition to the direct move costs, the results of the quarter were negatively impacted by a plant shutdown and related operating inefficiencies during the move.

	Three Months Ended March 31,
	2008	2007
Capital Expenditures	(in thousands)

Precious Metal	$1,064	$429
Tubing	451	112
Engineered Materials	476	430
Arlon Electronic Materials (a)	272	-
Arlon Coated Materials (a)	730	-
Kasco (a)	374	-
Corporate and other	156	32
Total	$3,523	$1,003

(a)	Bairnco was acquired on April 13, 2007 and thus, the results for these segments do not appear in the period ended March 31, 2007.

	March 31,	December 31,
	2008	2007
Total Assets	(in thousands)

Precious Metal	$66,907	$57,249
Tubing	69,149	66,232
Engineered Materials	148,941	142,177
Arlon Electronic Materials	79,083	78,029
Arlon Coated Materials	29,358	27,398
Kasco	42,960	41,440
Corporate and other	24,795	29,064
Total	$461,193	$441,589

The following table presents revenue and long-lived asset information by geographic area.  Long-lived assets consist of property, plant and equipment, plus approximately $7.3 million of land and buildings from previously operating businesses that are carried at the lower of cost or fair value and are included in other non-current assets on the consolidated balance sheets.

Geographic Information
	Revenue		Long-Lived Assets
	Three Months Ended March 31,		March 31,	December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)

United States	$154,375	$106,733	$109,059	$110,437
Foreign	22,902	11,104	21,901	21,180

	$177,277	$117,837	$130,960	$131,617

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Neither revenue nor long-lived assets from any single foreign country was material to the consolidated revenues of the Company.  Revenue for the three months ended March 31, 2007 does not include Bairnco as it was acquired on April 13, 2007.

Note 14 - Contingencies

                Legal Matters:

                HH East Parcel, LLC.  v. Handy & Harman

This action arises out of a purchase and sale agreement entered into in 2003 whereby H&H agreed to sell a portion of a commercial site in Connecticut (“Sold Parcel”) to HH East Parcel, LLC (“HH East”).  On or about April 5, 2005, HH East filed a Demand for Arbitration with the American Arbitration Association seeking legal and equitable relief including completion of the remediation of environmental conditions at the site in accordance with the terms of the agreement.  An arbitration hearing was held in October 2005 in Connecticut, pursuant to which HH East was awarded, among other things, an amount equal to $5,000 per day from January 1, 2005 through the date on which remediation is completed.  This award amounts to approximately $4.0 million through the completion date of April 6, 2007.  H&H applied to the Connecticut Superior Court to have the arbitration award vacated.  On June 26, 2006, the court issued a decision denying H&H’s application and granting HH East’s motion to confirm the arbitration award.  H&H appealed that decision.  Oral argument on H&H’s appeal took place before the Connecticut Supreme Court in February 2008.  The Court is expected to issue its ruling on the appeal between approximately April and June 2008.  The parties are currently engaged in settlement discussions.

On May 22, 2007, HH East served an Order for a Prejudgment Attachment in the amount of approximately $3.5 million, issued by the Superior Court, Stamford, Connecticut in December 2006, against certain Connecticut property of H&H and against certain bank accounts maintained by H&H at banks in New York.  H&H brought proceedings in the Superior Court, Stamford, Connecticut, and in the Supreme Court, State of New York, to oppose the attachment of such bank accounts and to have it lifted.  The New York proceeding has been discontinued.  The Connecticut proceeding is pending.  On June 14, 2007, HH East temporarily withdrew its attachment/garnishment against certain bank accounts of H&H after the posting of other satisfactory collateral by H&H and while settlement discussions were continuing.  On June 29, 2007, and again on several other dates, HH East re-served the Order against various bank accounts of H&H.

H&H has been working cooperatively with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a consent order entered into in 1989 that applies to both parcels of the commercial site.  H&H has been conducting an investigation of the remaining parcel, and is continuing the process of evaluating various options for its remediation.  The sale of the Sold Parcel, which is the subject of the above-referenced litigation, triggered statutory obligations under Connecticut law to investigate and remediate pollution at or emanating from the Sold Parcel.  Remediation of all soil conditions on site was completed on April 6, 2007, although H&H has since performed limited additional work on site, solely in furtherance of ongoing settlement discussions between HH East and H&H.  Although no groundwater remediation is required, there will be monitoring of same for several years.  Approximately $28.9 million had been expended through March 31, 2008, and the remaining remediation and monitoring costs are expected to approximate $0.3 million.  H&H received reimbursement of $2.0 million from its carrier under a cost-cap insurance policy and is pursuing its potential entitlement to additional coverage.

Paul E. Dixon & Dennis C. Kelly v. Handy & Harman

Paul Dixon and Dennis Kelly, two former officers of H&H (the “Claimants”) filed a Statement of Claim with the American Arbitration Association (the “Arbitration”) on or about January 3, 2006.  The Claimants were employees of H&H until September 2005 when their employment was terminated by H&H.  Their claims included seeking payments allegedly due under employment contracts and allegedly arising from their terminations, and seeking recovery of benefits under what they allege was the Handy & Harman Supplemental Executive Retirement Plan.

In the Arbitration, Claimants sought an award in excess of $4.0 million each, plus interest, costs and attorneys’ fees.  The Claimants also sought indemnification for certain matters and an injunction against H&H with regard to life insurance policies.  H&H brought a special proceeding on February 15, 2006 in the Supreme Court of the State of New York, County of Westchester, for a judgment staying the arbitration of three of the four claims.  On March 10, 2006, all of the parties filed a stipulation with the court, discontinuing the court proceeding and agreeing therein, among other things, that all claims asserted by the Claimants in the Arbitration (which was also discontinued at that time) would be asserted in Supreme Court, Westchester County.

In April 2006, the Claimants served a request for benefits, severance and other amounts, similar to those described above, on H&H and various plan administrators and fiduciaries thereof.  The request was reviewed in accordance with the procedures of the plans at issue and by letter dated September 27, 2006, claimants were notified that their request was largely denied.

In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.  The defendants are vigorously defending this lawsuit, and believe that it is without merit.  Nevertheless, there can be no assurance that the defendants will be successful in defending against Mr. Kelly’s claims, or that the defendants will not have any liability on account of Mr. Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

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

Environmental Matters

In connection with the Sold Parcel, H&H was responsible for demolition and environmental remediation of the site, the estimated cost of which was included in the loss on sale recorded in 2003.  In 2004, H&H determined that an increase in the reserve for environmental remediation was needed in the amount of $28.3 million.  This change in reserve was caused by the discovery of underground debris and soil contaminants that had not been anticipated.  These additional costs were included in environmental remediation expense.  An additional $4.0 million was also recorded in selling, general and administrative expenses in 2004 as a penalty related to the Sold Parcel.  H&H retains title to a parcel of land adjacent to the Sold Parcel.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at March 31, 2008 and December 31, 2007.

H&H entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  H&H is actively remediating the property and continuing to investigate the most effective methods for achieving compliance with the ACO.  The latest remedial investigation report was filed with the NJDEP in December of 2007.  H&H anticipates entering into discussions in the near future with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  The ongoing cost of remediation is presently estimated at approximately $750,000.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are allocated 75% to the former owner/operator and 25% to H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of April 11, 2008, over and above the $1.0 million, total investigation and remediation costs of $731,000 and $244,000 have been expended by the former owner/operator and H&H, respectively, in accordance with the settlement agreement.  Additionally, H&H is currently being reimbursed through insurance coverage for a portion of the investigation and remediation costs for which the company is responsible.  H&H believes that there is additional excess insurance coverage which it intends to pursue as necessary.

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

In a case entitled Agere Systems, Inc., et al. v. Advanced Environmental Technology Corp., et al. (U.S. District Court, EDPA), five companies, all of which are PRPs for the Boarhead Farm site in Bucks County, Pennsylvania, brought CERCLA contribution and similar claims under Pennsylvania’s environmental laws against a number of companies in 2002.  A subsidiary of H&H, H&H Tube, is one of the defendants that the plaintiffs claim contributed to the contamination of the Boarhead Farm site.  A number of the plaintiffs have entered into consent decrees with the United States Environmental Protection Agency  (“EPA”) regarding the remediation of groundwater and soil contamination at the Boarhead Farm site.  In addition, plaintiffs have settled with a number of the defendants.  There are currently six non-settling defendants, including H&H Tube, against which the plaintiffs are pursuing their claims.  Fact and expert discovery has been concluded.  H&H Tube filed a motion for summary judgment in July 2007 seeking a dismissal of all claims against H&H Tube.  The court denied that motion. Plaintiffs were granted leave to file a fifth amended complaint which adds a claim against the non-settling defendants for joint and several liability  The plaintiffs have already made substantial payments to the EPA in past response costs and have themselves incurred costs for groundwater and soil remediation.  Remediation is continuing.  Plaintiffs are seeking reimbursement of a portion of amounts incurred and an allocation of future amounts from H&H Tube and the other non-settling defendants.  Based upon expert testimony in the litigation, H&H Tube’s responsibility for this site, if any, is estimated to be minimal.  The trial in this matter has been scheduled to begin on June 23, 2008.

In December 2007, H&H Tube and H&H filed a lawsuit against an insurer and several related entities seeking a declaration that the defendants are obligated to defend and indemnify H&H Tube with respect to the Boarhead Farm case.  On May 7, 2008, the parties executed a written settlement agreement resolving the lawsuit.

H&H received a notice letter from the EPA in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H then voluntarily joined a group of ten (10) other PRPs (which group has since increased to thirteen (13)) to work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine whether there are other parties that sent hazardous substances to the Superfund site but that have not received notice letters or been named as PRPs to date.  The PRP group submitted its good faith offer to the EPA in late October 2006.  The offer is contingent on the group arriving at an acceptable allocation amongst the PRPs.  All of the PRPs have reached proposed allocations as to percentages of responsibility for investigation and remediation costs at the Superfund site.  It is anticipated that there will be a “shortfall” in the overall allocation that will then be shared, on a pro rata basis, among all of the participating PRPs.  The EPA has agreed to an orphan share for the past costs incurred through April 1, 2008 and has agreed to cap all future response and oversight costs at $2.9 million as further consideration for the orphan share.  The EPA seeks to have the consent decree lodged as soon as practicable.  The consent decree will then be subject to a public comment period of no less than 30 days.  After the expiration of the 30 days (or such other time period), the court, in its discretion, can enter the consent decree.  There are some parties who have not participated to date in the consent decree negotiations and allocation process.  Any such non-participating party may be sued later under CERCLA.  That is a decision that will be made in the future by the participating PRPs.  It is anticipated that PRP remedial activities at the site will not begin until 2009.  The remediation of a significant amount of the contamination at the site is the responsibility of the Department of Energy (“DOE”).  That remediation is being accomplished by the U.S. Army Corps of Engineers (the “ACOE”).  The DOE portion of the work has begun but is not expected to be completed until 2009, at which time the remaining work will be more clearly defined.  H&H is a chemical PRP; not a radiological PRP.  The ACOE recently informed one of the radiological PRPs that it may seek contribution from that PRP for the portion of the remediation performed by the ACOE.  The radiological PRP in turn wishes to preserve its rights to sue the chemical PRPs in the event any portion of the ACOE's claim relates to chemical waste.  The PRPs are currently investigating the nature of the ACOE's potential claim to determine if there is any realistic potential that the ACOE's claim can legally or factually result in a contribution claim against the chemical PRPs.  H&H has recorded a significant reserve in connection with this matter.

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

As discussed above, H&H and Bairnco have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters.  The Company has accrued $7.6 million related to estimated environmental remediation costs as of March 31, 2008.  Based upon information currently available, including H&H and Bairnco’s prior capital expenditures, anticipated capital expenditures, and information available to H&H and Bairnco on pending judicial and administrative proceedings, H&H and Bairnco do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on their financial position, but there can be no such assurances.  Such costs could be material to H&H and Bairnco’s results of operations and cash flows.  We anticipate that H&H and Bairnco will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco are unable to fund these liabilities, claims could be made against WHX for payment of such liabilities.  As further information comes into the Company’s possession, it will continue to reassess such evaluations.

Other Litigation

Certain of the Company’s subsidiaries are a defendant (“Subsidiary Defendant”) in numerous cases pending in a variety of jurisdictions relating to welding emissions.  Generally, the factual underpinning of the plaintiffs’ claims is that the use of welding products for their ordinary and intended purposes in the welding process causes emissions of fumes that contain manganese, which is toxic to the human central nervous system.  The plaintiffs assert that they were over-exposed to welding fumes emitted by welding products manufactured and supplied by the Subsidiary Defendants and other co-defendants. The Subsidiary Defendants have various levels of exposure in these different cases, from being the primary or sole defendant to being one of many defendants.  The Subsidiary Defendants deny liability and are defending these actions.  It is not possible to reasonably estimate the Subsidiary Defendants’ exposure or share, if any, of the liability at this time.

In addition to the foregoing cases, there are a number of other product liability, exposure, accident, casualty and other claims against WHX or certain of its subsidiaries in connection with a variety of products sold by such subsidiaries over several years, as well as litigation related to employment matters, contract matters, sales and purchase transactions and general liability claims, many of which arise in the ordinary course of business.  There is also one recently filed and served case in state court arising out of H&H’s sale of a used piece of equipment which allegedly caused a fire resulting in property damage and interruption of a third party’s business operations.  It is not possible to reasonably estimate the Company’s exposure or share, if any, of the liability at this time in any of these matters.

There is insurance coverage available for many of the foregoing actions, which are being litigated in a variety of jurisdictions.  To date, WHX and its subsidiaries have not incurred and do not believe they will incur any significant liability with respect to these claims, which they are contesting vigorously in most cases.  However, it is possible that the ultimate resolution of such litigation and claims could have a material adverse effect on the Company’s results of operations, financial position and cash flows when they are resolved in future periods.

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

On March 6, 2003, the Pension Benefit Guaranty Corporation (“PBGC”) published its Notice of Determination (“Notice”) and on March 7, 2003 filed a Summons and Complaint (“Complaint”) in United States District Court for the Southern District of New York seeking the involuntary termination of the WHX Pension Plan, a defined benefit pension plan sponsored by the Company that provides pension benefits to active and retired employees of WHX and H&H and certain benefits to active and retired employees of members of the WPC Group. WHX filed an answer to this complaint on March 27, 2003, contesting the PBGC’s action.  On July 24, 2003, the Company entered into an agreement among the PBGC, WPC, WPSC, and the United Steelworkers of America, AFL-CIO-CLC (“USWA”) in settlement of matters relating to the PBGC v. WHX Corporation, Civil Action No. 03-CV-1553, in the United States District Court for the Southern District of New York (“Termination Litigation”), in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, among other things, WHX agreed (a) that the WHX Pension Plan, as it is currently constituted, is a single employer pension plan, (b) to contribute funds to the WHX Pension Plan equal to moneys spent (if any) by WHX or its affiliates to purchase WHX 10.5% Senior Notes (the “Senior Notes”) in future open market transactions, and (c) to grant to the PBGC a pari passu security interest of up to $50.0 million in the event WHX obtains any future financing on a secured basis or provides any security or collateral for the Senior Notes.

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

The agreement with the PBGC also contains the provision that WHX will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown. In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown. However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.  On April 10, 2008, WPSC and WPC notified the PBGC of the shutdown of WPSC’s Allenport, Pennsylvania facility, advising that it expected that the resulting plant shutdown will be a permanent shutdown as defined in the 2003 Agreement.  On April 10, 2008, WPSC also gave notice of its intention to discontinue operations at its 36” and 48” galvanizing lines at its Martins Ferry plant in Ohio, which is expected to constitute an “idling” under the 2003 Agreement.  Based on publicly available information, the proposed shutdown of WPSC’s Allenport, Pennsylvania facility and the idling at the Martins Ferry plant are not expected to affect more than 360 employees.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

WHX, the parent company, is a holding company that invests in and manages a group of businesses on a decentralized basis.  WHX owns H&H, which is a diversified manufacturing company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials. In April 2007, WHX acquired Bairnco. Bairnco operates business units in three reportable segments:  Arlon Electronic Materials (“Arlon EM”), Arlon Coated Materials (“Arlon CM”) and Kasco Replacement Products and Services (“Kasco”).  H&H and Bairnco principally operate in North America.

H&H’s Precious Metal activities include the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating.   Brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  The Precious Metal segment offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries. This segment is also engaged in precision electroplating (often using gold, silver, palladium and various base metals) of electronic and electrical components primarily for use in the automotive industry.

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

The Engineered Materials segment supplies products to the construction and building industries. This segment manufactures fasteners and fastening systems for the commercial flat roofing industry.  Products are sold to building and roofing distributors and as private labels to roofing systems manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in wood decks, landscaping, masonry, and log homes.  This segment also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection. In addition, the segment manufactures electro-galvanized steel products primarily for the construction industry.

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

Results of Operations

Comparison of the First Quarter of 2008 with the First Quarter of 2007

Net sales for the first quarter of 2008 increased by $59.4 million, or 50.4%, to $177.3 million, as compared to $117.8 million in the first quarter of 2007. Bairnco, which was acquired in April 2007, contributed $51.0 million in net sales for the first quarter of 2008.  The Precious Metal segment net sales increased by $7.9 million, or 21.0%, to $45.7 million. The increased sales were primarily driven by higher precious metal prices, increased market share and new product sales.  The Tubing segment sales increased by $0.3 million as strong growth in petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group were offset by weakness in the domestic and foreign refrigeration and transportation markets serviced by the Specialty Tubing Group. The Engineered Materials segment sales increased by $0.3 million.

Gross profit of $40.8 million, an increase of $21.3 million from the first quarter of 2007, was positively impacted by the acquisition of Bairnco which contributed $16.1 million.  Gross profit margin as a percentage of sales increased to 23.0% from 16.5% in the first quarter of 2007. The acquisition of Bairnco increased consolidated gross profit margin by 3.4%. The remaining 3.1% increase is primarily due to higher margin product mix within the Precious Metal segment and improved operational efficiencies within the Tubing segment, specifically the Specialty Tubing Group.

Selling, general and administrative (“SG&A”) expenses increased $15.5 million to $34.3 million in the first quarter of 2008 from $18.8 million in the 2007 quarter. The increase in SG&A expenses relates principally to Bairnco,which was acquired in April 2007. Additionally, an increase in employee costs was mostly offset by lower audit and legal fees and a higher pension credit.

Income from operations increased $5.9 million to $6.5 million in the first quarter of 2008 as compared to $0.6 million in the same period of 2007. Bairnco provided $0.9 million of the increase with the remainder of $5.0 million being generated from increased sales and  gross margin improvements in 2008.

Interest expense for the first quarter of 2008 increased $2.8 million to $10.4 million from $7.6 million in the first quarter of 2007.  Interest on Bairnco related debt accounted for $3.6 million of the increase.  The remaining reduction was due to lower interest rates in the first quarter of 2008.

Realized and unrealized losses on derivatives were $1.6 million in the first quarter of 2008, compared to $0.7 million in the first quarter of 2007. The derivative financial instruments utilized by H&H are precious metal forward and future contracts, which are used to economically hedge H&H’s precious metal inventory against price fluctuations.  Losses are incurred as precious metal market prices increase over the contract term, and gains are recognized as precious metal prices decrease over the contract term.  Increases in market price occurred in both quarters, resulting in losses on derivatives. The reason for the higher loss in the 2008 period is a higher rate of increase in precious metal prices during the first quarter of 2008 as compared to the 2007 period, offset by a reduced quantity of precious metal under forward and future contracts.

In the first quarter of 2008, a tax provision of $0.8 million was recorded, and in the first quarter of 2007, a tax provision of $0.7 million was recorded. The Company’s tax provision is principally for state and foreign taxes. The Company has not recorded a federal income tax benefit in either quarter due to the uncertainty of realizing the benefit of the Company’s net operating loss carry forward (“NOLs”) in the future.  The Company records a valuation allowance against deferred tax assets resulting from NOLs.

Net loss for the first quarter of 2008 was $6.2 million, or ($0.62) per share, compared to a net loss of $8.5 million or ($0.85) per share for the first quarter of 2007.

The comments that follow compare revenues and operating income by segment for the first quarter of 2008 and 2007.

Precious Metal

Net sales for the Precious Metal segment for the first quarter of 2008 increased $7.9 million or 21.0% to $45.7 million from $37.8 million in the first quarter of 2007. The segment experienced higher sales, from both higher precious metal prices and increased market share.  The segment increased its market share of distributors to the plumbing and welding markets.  The segment also experienced strong sales to the energy exploration and electrical infrastructure markets.  An additional increase of $1.3 million from new product sales of  aluminum brazing alloys resulted from an acquisition completed in late 2007.

Operating income for the Precious Metal segment was $2.4 million in the first quarter of 2008, compared to a loss of $0.3 million in the first quarter of 2007.  Approximately half of this improvement was due to the elimination of losses from the Company’s HHEM business, which was sold in March 2007.  The balance of the improvement in operating income resulted from higher sales and gross profit at the ongoing businesses.  In addition to the incremental gross profit from higher sales, there were favorable product mix shifts to higher margin products.

Tubing

In the first quarter of 2008, net sales for the Tubing segment slightly increased to $29.6 million from $29.3 million in 2007.  Strong demand for small diameter precision-drawn seamless tubing that services the petrochemical and shipbuilding industries was the principal cause of a $2.0 million increase in net sales of the Stainless Steel Tubing Group.  The Specialty Tubing Group experienced reduced sales volume of $1.7 million resulting from the weak housing market and its negative effect on the home appliance industry.

Operating income increased by $2.2 million to income of $1.3 million in the first quarter of 2008 as compared to an operating loss of $0.9 million in the same period of 2007.  The improvement in operating income was principally the result of improved operating efficiencies within the North American specialty tubing business, which experienced losses in the same period of the prior year.

Engineered Materials

Net sales for the Engineered Materials segment increased slightly to $51.0 million from $50.7 million in the first quarter of 2007.  Increases in sales of $0.6 million for exothermic welding products used in electrical grounding industries was partially offset by weaker sales of products used in the domestic housing market, which is continuing to experience an economic slowdown.

Operating income decreased by $0.8 million from $2.1 million in the first quarter of 2007 to $1.3 million in the same period of 2008.  Factors resulting in lower operating income included softness in the domestic housing market and an increase in volume of lower margin private label products.

Bairnco Segments

The Arlon EM, Arlon CM and Kasco segments (collectively, the "Bairnco Segments") were established during Apri1 2007 with the acquisition of Bairnco. Any references to the Bairnco Segments' financial information prior to the Company's acquisition of Bairnco in 2007 have been included for comparative purposes only to assist in better understanding the results of the Bairnco Segments, and such amounts have not been included in the Company's consolidated results. The Bairnco Segments' pre-acquisition financial information is not intended to represent, or be indicative of, the consolidated results of operations or financial condition that would have been reported had the acquisition of Bairnco been completed as of the beginning of the period referenced., nor of the Company's future consolidated results of operations or financial condition.

Net sales for the Bairnco segments on a combined basis for the quarter ended March 31, 2008 were $51.0 million, as compared to $48.7 million for the same period of the prior year.  Arlon EM’s sales of $16.4 million were down 4.7% from the prior year primarily due to a very strong sales month in January 2007 where customers purchased in advance of price increases and there was strong activity in certain key military programs. Arlon CM’s sales of $17.7 million improved 12.7% over 2007 primarily driven by increased sales in the digital print domestic graphics market. Kasco's sales of $16.9 million were up 6.6% over prior year from the impact of exchange rates of a weakened U.S. dollar on European sales.

Gross profit of the Bairnco segments on a combined basis for the quarter ended March 31, 2008 was $16.1 million, or 31.6% of net sales. Arlon EM’s gross profit was down 9.8% to $5.2 million on reduced sales and related lower production volumes, increased raw material costs and ongoing competitive pricing pressures. Gross profit margins at the Arlon CM segment were up 5.1% in dollars to $3.4 million, but down as a percentage of sales with the changing mix in the graphics business to lower margin digital print sales. Kasco’s gross profit increased 20.1% to $7.4 million from the prior year primarily due to higher sales and improved efficiencies as the consolidation of manufacturing plants was completed in 2007.

SG&A expenses for the Bairnco segments for the quarter ended March 31, 2008 of $15.2 million increased approximately $1.0 million from 2007. Included therein is $0.4 million of amortization expense related to intangibles recorded as part of the purchase price of the WHX acquisition of Bairnco. Also included in these expenses is $0.6 million of move related costs to consolidate the two Arlon CM plants in San Antonio, Texas into one plant. In addition to the direct move costs, the results of the quarter were negatively impacted by a plant shutdown and related operating inefficiencies during the move.  Management expects that the consolidation of the plants will result in cost savings and operating efficiencies in the future.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased from $1.4 million in the first quarter of 2007 to $1.1 million in the first quarter of 2008.  There were decreases in the costs for audit and legal fees, and non-cash expenses associated with stock-based compensation for certain executives.

Discussion of Consolidated Statement of Cash Flows

Net cash used by operating activities for the three months ended March 31, 2008 totaled $8.1 million. Net loss adjusted for non-cash income and expense items provided approximately $3.1 million. Working capital accounts used $11.1 million of cash, as follows: Accounts receivable used $19.9 million, inventories used $1.6 million, interest accrued but not paid to a related party provided $4.2 million, and net other current assets and liabilities provided $6.1 million.

Net cash used by operating activities for the three months ended March 31, 2007 totaled $10.2 million, and principally was caused by the net loss of the period, as well as a seasonal increase in accounts receivable and $3.3 million of payments for environmental remediation costs, partially offset by the inventory transaction discussed below.

The use of funds due to accounts receivable for the three month periods ended March 31, 2008 was $19.9 million and was principally caused by a seasonal increase in accounts receivable which resulted from higher sales levels for the first quarter of each period (and particularly the last month of the quarter) compared to the fourth quarter of the prior year.  Net sales in the first quarter of 2008 were $177.3 million, as compared to $160.8 million in the fourth quarter of 2007, an increase of $16.5 million.  Net sales in the first quarter of 2007 were $117.8 million, as compared to $101.4 million in the fourth quarter of 2006; an increase of $16.4 million.

Inventory increased by $1.8 million, or 2.2%, in the three months ended March 31, 2008, principally due to the timing of a major purchase of raw materials within the Engineered Materials segment, resulting in net cash of $1.6 million being used in the first quarter of 2008. Conversely, in the 2007 period, inventory provided $2.3 million, principally as a result of a subsidiary of H&H receiving 400,000 ounces of silver from a customer under an unallocated pool agreement.  In the normal course of business, such subsidiaries of H&H accept precious metal from suppliers and customers, which quantities are returnable in fabricated or commercial bar form under agreed-upon terms. To the extent such metals are used by its subsidiaries to meet their operating requirements, the amount of inventory which H&H must own is reduced.  As a result of this agreement, along with a reduction in operating needs, H&H was able to reduce its owned quantity of silver by over 400,000 troy ounces, providing over $5.0 million in cash.

Net other current assets and liabilities provided $6.1 million of cash flow in the three months ended March 31, 2008 and used $0.5 million in the same period of 2007. Cash provided in the 2008 period was primarily due to the increase in accounts payable to reflect higher volume of purchases of raw materials near the end of the first quarter as compared to the fourth quarter of 2007 and the deferral of $0.8 million of gain related to the temporary liquidation of precious metal inventory valued under LIFO. The deferred LIFO gain reflects the excess of the current market value of the precious metal over the LIFO value of the inventory decrement.  The 2007 first quarter use of cash was driven by approximately $3.3 million of payments for environmental remediation costs and $3.0 million paid to the WHX Pension Plan, but was partially offset by the deferral of a temporary LIFO liquidation gain of $3.0 million and a seasonal increase in accounts payable.

Investing activities used $5.2 million in the three months ended March 31, 2008.  Capital spending was $3.5 million, as compared to $1.0 million spent in the same period of 2007. Cash paid out for precious metal derivative contracts in the first quarter of 2008 was $1.8 million as compared to $0.7 million in the same period of 2007.  In the first quarter of 2007, $3.6 million was received from the sale of assets of two closed facilities.

Financing activities provided $12.1 million in the three months ended March 31, 2008 principally from additional net drawdown on revolving credit facilities of $11.3 million to support working capital requirements, as well as an increase of $4.0 million in term loans, offset by $3.6 million of principal paid on term loans.  Financing activities provided $7.1 million of net cash in the three months ended March 31, 2007, principally from additional net drawdowns of $11.6 million on H&H’s revolving credit facility, partially offset by $3.4 million of principal repaid on term loans.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge.  The value of consigned precious metal is not included in the Company’s balance sheet.  As of March 31, 2008, H&H subsidiaries held customer metal comprised of 811,650 ounces of silver, 1,162 ounces of gold, and 1,338 ounces of palladium.  The market value per ounce of silver, gold, and palladium as of March 31, 2008 was $17.91, $931.85, and $452.40, respectively.

Liquidity

The Company has incurred significant losses and negative cash flows from operations in recent years, and as of March 31, 2008 had an accumulated deficit of $440.3 million. As of March 31, 2008, the Company’s current assets totaled $215.6 million and its current liabilities totaled $207.3 million; therefore, working capital was $8.3 million. Included in the current liabilities as of March 31, 2008 is a total of $28.9 million of accrued interest and mandatorily redeemable preferred stock payable to Steel Partners, a related party. Such amounts are expected to be either partially or totally repaid after the completion of a proposed rights offering (described below).  The Company’s working capital at December 31, 2007 was $15.0 million.  In prior periods, H&H and Bairnco have not been in compliance with certain of their bank covenants and have been required to obtain amendments or waivers from their lenders related to such covenants, after which, and as of March 31, 2008, the Company has been in compliance.

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

On January 22, 2008, H&H amended its credit facilities to, effective January 11, 2008, among other things, (i) provide for a temporary reduction in the reserves required under its credit facility with Wachovia Bank, N.A. (the “Wachovia Facilities”) from $2.5 million to $1.0 million until April 15, 2008, and (ii) revise the criteria of Foreign Accounts to be included in the calculation of Availability, as both of these terms are defined in the credit agreement.

On February 14, 2008, H&H amended its credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of the Term B Loan with Steel Partners in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the proposed rights offering, less $5.0 million which shall be used to pay down the revolver under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty,  both terms as defined below in the description of the February 14, 2008 amendment by Bairnco to its credit agreements, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and its subsidiaries.

Bairnco’s bank debt was refinanced in July 2007 with a new scheduled maturity of 2012.  On February 14, 2008, Bairnco amended its First Lien Credit Agreement with Wells Fargo and its Second Lien Credit Agreement with Ableco to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10.0 million, secured by a second lien on all of the assets of H&H pursuant to the H&H Security Agreement and the H&H Guaranty. In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10.0 million from the proceeds of the proposed rights offering by March 31, 2008 in Bairnco and for such  proceeds to be used to prepay at least $10.0 million under the First Lien Credit Agreement Term Loan, (ii) Steel Partners to issue a limited $10.0 million guaranty, or (iii) a capital or debt infusion of $10.0 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.  Steel Partners issued a limited guaranty in compliance with this amendment. In February 2008, Bairnco prepaid the First Lien Credit Agreement Term Loan by approximately $1.8 million with tax refund proceeds, as permitted by the credit agreement, which reduced such $10 million obligation by the amount of such payment.

H&H’s Availability under its credit facilities as of March 31, 2008 was $17.3 million.  Bairnco’s Availability under its credit facilities as of March 31, 2008 was $6.0 million.

On April 14, 2008, WHX filed an amended registration statement on Form S-1 with the Securities and Exchange Commission (“SEC”) for a proposed rights offering to its existing stockholders.  WHX initially filed a registration statement on October 18, 2007 and subsequently filed amendments thereto dated November 30, 2007 and December 21, 2007. The registration statement has not yet become effective. The proposed rights offering will be made through the distribution of non-transferable subscription rights to purchase shares of WHX’s common stock, par value $0.01 per share, at a subscription price to be determined.  Assuming the proposed rights offering is fully subscribed, WHX could receive gross proceeds of approximately $200.0 million, less expenses of the rights offering.  The proposed rights offering includes an oversubscription privilege which permits each rights holder that exercises its rights in full, to purchase additional shares of common stock that remain unsubscribed at the expiration of the offering.  This oversubscription privilege is subject to (i) the availability and allocation of shares among persons exercising this oversubscription privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without endangering the availability of the Company’s NOLs under Section 382 of the Internal Revenue Code, in each case as further described in the rights offering documents.  Steel Partners has indicated that it intends to exercise all of its rights and to oversubscribe for the maximum number of shares it can oversubscribe for without (i) endangering the availability of the Company’s NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding shares of WHX’s common stock.  The purpose of this proposed rights offering is to raise equity capital in a cost-effective manner that gives all WHX’s stockholders the opportunity to participate. The net proceeds will be used to (i) make partial payments to certain senior lenders to certain wholly-owned subsidiaries of WHX and/or to contribute to the working capital of such subsidiaries, (ii) redeem preferred stock which is held by Steel Partners, and was issued by a wholly-owned subsidiary of WHX, (iii)  purchase shares of common stock of CoSine Communications, Inc. from Steel Partners, (iv)  repay WHX indebtedness to Steel Partners, and (v)  repay indebtedness of  wholly-owned subsidiaries of WHX to Steel Partners.

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of non-core assets, (iv) from the proceeds of the proposed rights offering and (v) from other discrete transactions.  In addition, the proceeds of the proposed rights offering are expected to be used to redeem preferred stock and to reduce indebtedness, and accordingly will not be available for general corporate purposes, except that $5.0 million of which shall be used to pay down the revolver under the Wachovia Facilities pursuant to a February 14, 2008 amendment to H&H’s credit facilities.

There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. However, the Company believes it will be able to generate sufficient working capital to meet its obligations as they mature for at least the next 12 months as a result of developments which include, as more fully described in the specific notes to the consolidated financial statements as of December 31, 2007 that are included in the Company’s Annual Report on Form 10-K, recent new and amended financing arrangements, significant payments made during 2007 to the WHX Pension Plan and the complete satisfaction of the IRS waiver of the minimum funding requirements for the 2005 plan year, acquisitions, the sale of a non-essential operating unit, as well as continuing improvements in the Company's operations, and the substantial completion of a major remediation of property relating to certain environmental liabilities.

The ability of the Company to meet its cash requirements over the next twelve months is dependent, in part, on the Company’s ability to meet its business plan.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, are adequate to meet its cash requirements during the next 12 months. The Company also continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the reduction of certain discretionary expenses and sale of certain non-core assets.   However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company and therefore, the Company’s ability to operate could be materially adversely affected.

*******

When used in the Management's Discussion and Analysis, the words “anticipate”, “estimate” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, general economic conditions and, the ability of the Company to develop markets and sell its products and the effects of competition and pricing.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures are effective in ensuring that all  information required to be disclosed in reports that we file or submit  under the  Exchange Act is recorded,  processed,  summarized and reported within the time periods specified in the SEC  rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

 There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II                      OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 14-Contingencies-Legal Proceedings, of this report.

ITEM 1A.	Risk Factors

Please see “Risk Factors” from the WHX Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 31, 2008.

ITEM 4.	Submission of Matters to a Vote of Security Holders

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

ITEM 6.	Exhibits

*	Exhibit 10.18 Employment Agreement by and among WHX Corporation and Peter T. Gelfman, dated as of April 7, 2008.

*	Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Exhibit 32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHX CORPORATION

/s/ Robert K. Hynes
Robert K. Hynes
Chief Financial Officer
(Principal Accounting Officer)

May 15, 2008