Form 10-Q
period 2008-06-30
WHX CORP
filed 2008-08-05
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 1-2394

WHX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	13-3768097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1133 Westchester Avenue, Suite N222 White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

914-461-1300
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒     No ☐

The number of shares of Common Stock issued and outstanding as of July 30, 2008 was 10,000,498.

Part I. Item 1: Financial Statements

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share)

Net sales	$202,384	$176,854	$379,661	$294,691
Cost of goods sold	154,141	136,686	290,614	235,041
Gross profit	48,243	40,168	89,047	59,650

Selling, general and administrative expenses	33,832	30,743	68,112	49,518
Proceeds from insurance claims, net	(2,690)	(5,689)	(2,690)	(5,689)
Loss on disposal of assets	168	5	146	135

Income from operations	16,933	15,109	23,479	15,686

Other:
Interest expense	10,872	10,336	21,243	17,906
Realized and unrealized loss (gain) on derivatives	(302)	(615)	1,325	76
Other expense	125	50	74	190

Income (loss) before taxes	6,238	5,338	837	(2,486)

Tax provision	905	1,308	1,716	2,017

Net income (loss)	$5,333	$4,030	$(879)	$(4,503)

Basic and diluted per share of common stock

Net income (loss) per share	$0.53	$0.40	$(0.09)	$(0.45)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Dollars and shares in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$6,988	$6,090
Trade and other receivables - net	119,792	89,546
Inventories	77,965	83,709
Deferred income taxes	3,420	3,339
Other current assets	10,550	12,023
Total current assets	218,715	194,707

Property, plant and equipment at cost, less
accumulated depreciation and amortization	115,858	124,336
Goodwill	64,567	64,317
Other intangibles, net	38,472	39,892
Other non-current assets	17,699	18,337
	$455,311	$441,589

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Trade payables	$63,417	$49,053
Accrued environmental liability	7,423	7,805
Accrued liabilities	46,506	40,308
Accrued interest - related party	27,680	19,615
Current portion of long-term debt	61,881	7,513
Current portion of long-term debt-related party	104,165	-
Short-term debt - related party	5,100	5,100
Short-term debt	43,661	50,180
Deferred income taxes	142	142
Total current liabilities	359,975	179,716

Long-term debt	77,492	141,678
Long-term debt - related party	54,264	154,901
Accrued pension liability	11,107	15,653
Other employee benefit liabilities	7,682	7,595
Deferred income taxes	8,457	8,217
Other long-term liabilities	5,746	3,374
	524,723	511,134

Stockholders' (Deficit) Equity:
Preferred stock - $.01 par value; authorized 5,000
shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 95,000 and
50,000 shares; issued and outstanding 10,000 shares	100	100
Warrants	-	1,287
Accumulated other comprehensive loss	(31,897)	(32,559)
Additional paid-in capital	397,385	395,748
Accumulated deficit	(435,000)	(434,121)
	(69,412)	(69,545)
	$455,311	$441,589

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net loss	$(879)	$(4,503)

Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	10,738	7,813
Non-cash stock based compensation	241	910
Amortization of debt related costs	1,070	1,248
Payment in kind interest on related party debt	3,528	1,289
Curtailment of employee benefit obligations	-	727
Deferred income taxes	150	(73)
Loss on asset dispositions	147	135
Equity in after-tax income of affiliated companies	(23)	(18)
Unrealized loss (gain) on derivatives	171	(35)
Reclassification of net cash settlements on derivative instruments	1,154	111
Decrease (increase) in operating assets and liabilities,
net of effect of acquisitions:
Trade and other receivables	(29,621)	(23,828)
Inventories	6,012	3,621
Other current assets	1,662	787
Accrued interest-related party	8,065	2,761
Other current liabilities	14,022	(5,070)
Other items-net	344	(1,006)
Net cash provided by (used in) operating activities	16,781	(15,131)
Cash flows from investing activities:
Acquisitions	-	(99,555)
Plant additions and improvements	(6,650)	(3,638)
Net cash settlements on derivative instruments	(1,154)	(111)
Proceeds from sales of assets, net	8,117	3,795
Net cash provided by (used in) investing activities	313	(99,509)
Cash flows from financing activities:
Proceeds from term loans - related party	-	101,391
Proceeds from term loans - domestic	4,000	32
Net revolver borrowings (repayments)	(6,567)	19,944
Repayments of term loans - foreign	(274)	(246)
Repayments of term loans - domestic	(13,990)	(4,667)
Deferred finance charges	(1,575)	(1,046)
Net change in overdrafts	2,061	(236)
Net cash provided by (used in) financing activities	(16,345)	115,172
Net change for the period	749	532
Effect of exchange rate changes on net cash	149	119
Cash and cash equivalents at beginning of period	6,090	4,776
Cash and cash equivalents at end of period	$6,988	$5,427

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Six Months Ended June 30, 2008
	(dollars and shares in thousands)

	Shares of Common Stock	Common Stock, Warrants and Additional Paid- In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity

Balance at January 1, 2008	10,000	$397,135	$(434,121)	$(32,559)	$(69,545)

Amortization of stock options	-	350	-	-	350

Net loss	-	-	(879)	-	(879)

Foreign currency translation adjustment	-	-	-	662	662

Balance at June 30, 2008	10,000	$397,485	$(435,000)	$(31,897)	$(69,412)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

WHX Corporation, the parent company (“WHX”), invests in and manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), which is a diversified manufacturing company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco Corporation (“Bairnco”).  Bairnco operates business units in three reportable segments: Arlon Electronic Materials segment, Arlon Coated Materials segment, and Kasco Replacement Products and Services. See Note 13 for a description of the business and products of each of the Company’s segments.  The results of operations of Bairnco are included in the financial results of WHX beginning April 13, 2007. H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, are referred to herein as the “Company.”

Note 2 – Liquidity

The Company is distributing at no charge to the holders of its common stock on August 22, 2008, non-transferable subscription rights to purchase up to an aggregate of approximately 142,857,114 shares of common stock at a subscription price of $1.40 per share through a rights offering. The purpose of the rights offering is to raise equity capital in a cost-effective manner that gives all of its stockholders the opportunity to participate.  Assuming the rights offering is fully subscribed, the Company would receive gross proceeds of approximately $200 million, less expenses of the rights offering.  The net proceeds will be used (i) to make partial payments to certain senior lenders to certain wholly-owned subsidiaries of WHX in the aggregate principal amount of up to $15 million; (ii) to redeem preferred stock issued by a wholly-owned subsidiary of WHX, which is held by Steel Partners II, L.P. (“Steel Partners”), the Company’s largest stockholder, (iii) to purchase shares of common stock of CoSine Communications, Inc. from Steel Partners or to reserve such approximate amount to be used for working capital, (iv) to repay WHX indebtedness to Steel Partners, and (v) to repay indebtedness of such wholly-owned subsidiaries of WHX to Steel Partners.  The proposed rights offering includes an oversubscription privilege which permits each rights holder that exercises its rights in full, to purchase additional shares of common stock that remain unsubscribed at the expiration of the offering.  This oversubscription privilege is subject to (i) the availability and allocation of shares among persons exercising this oversubscription privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without endangering the availability of the Company’s net operating loss carryforwards (“NOLs”) under Section 382 of the Internal Revenue Code, in each case as further described in the rights offering documents.  Steel Partners has indicated that it intends to exercise all of its rights and to oversubscribe for the maximum number of shares it can oversubscribe for without (i) endangering the availability of the Company’s NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding shares of WHX’s common stock. There is no assurance WHX will be able to sell all or any of the shares being offered, and it is not likely that all of its stockholders will participate in the rights offering.  This may affect the Company’s ability to receive gross proceeds of up to $200 million in the rights offering, although Steel Partners has indicated to WHX that it intends to exercise all of its rights, subject to certain limitations, but has not made any formal commitment to do so.

The Company has incurred significant losses and negative cash flows from operations in recent years, and as of June 30, 2008 had an accumulated deficit of $435.0 million.  The Company had positive working capital of $15.0 million at December 31, 2007.  As of June 30, 2008, the Company’s current assets totaled $218.7 million and its current liabilities totaled $360.0 million; a working capital deficit of $141.3 million.  Included in the current liabilities as of June 30, 2008 is $158.5 million of debt which at December 31, 2007 was classified as long term, but has currently been classified as short-term since its maturity date is within twelve months (June 30, 2009). $104.2 million of such debt is owed to Steel Partners.  An additional $32.8 million of accrued interest and mandatorily redeemable preferred stock is also payable to Steel Partners as of June 30, 2008.  The amounts payable to Steel Partners are expected to be either partially or totally repaid after the completion of a rights offering that the Company is currently making to its common stockholders, as described above.

The Company intends to refinance H&H’s debt, but there can be no assurance that such financing will be available or available on terms acceptable to the Company. If the Company cannot refinance H&H’s debt that is due on June 30, 2009, there can be no assurance that H&H will be able to continue to operate its businesses or to provide the Company with additional capital to fund its operations.

WHX has as its sole source of cash flow distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $7.0 million, of which approximately $4.5 million has been distributed, (iii) the loan, distribution or other advance of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $3.2 million has already been distributed, and (iv) up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan, which contribution of $13.0 million was made on September 12, 2007.  H&H’s credit facilities are collateralized by substantially all of H&H’s assets.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying administrative costs.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under the Employee Retirement Income and Security Act of 1974, as amended (“ERISA”).  As a result of such accelerated contribution, the required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, with no contribution required in 2008, and a $2.6 million contribution expected to be required in 2009.  As of June 30, 2008, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX (collectively, its “Unrestricted Subsidiaries”) had cash of approximately $0.1 million and current liabilities of approximately $8.5 million, including $5.9 million of mandatorily redeemable preferred shares plus accrued dividends payable to Steel Partners.  Pursuant to H&H’s credit facilities, as described above, at June 30, 2008, H&H is permitted to lend to WHX a total of $2.5 million in addition to any required pension plan contributions.  In addition, under certain circumstances, H&H can lend WHX an additional $4.2 million.

H&H’s availability under its credit facilities as of December 31, 2007 was $12.3 million, and as of June 30, 2008 was $31.4 million.  Bairnco’s availability under its credit facilities as of December 31, 2007 was approximately $5.3 million, and as of June 30, 2008 was $8.1 million.

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco, (i) sold certain property in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year lease term with two 5 year renewal options.  Bairnco has agreed to guarantee the payment and performance under the lease. The proceeds from the sale were applied to repay a portion of the term loan under the First Lien Credit Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”) (the “First Lien Credit Agreement”). On June 30, 2008, Bairnco amended the First Lien Credit Agreement and its Second Lien Credit Agreement with Ableco Finance LLC (“Ableco”) (the “Second Lien Credit Agreement”) to permit these transactions, the sale of certain other real property and related amendments.

On February 14, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the Security Agreement by H&H in favor of Ableco (the “H&H Security Agreement”) and The Limited Continuing Guaranty by H&H in favor of Ableco (the “H&H Guaranty”).  In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the rights offering by March 31, 2008 in Bairnco and for such proceeds to be used to prepay at least $10 million of the term loan under its First Lien Credit Agreement, (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.  Steel Partners issued a limited guaranty in compliance with this amendment.  In February 2008, Bairnco prepaid the term loan under its First Lien Credit Agreement by approximately $1.8 million with tax refund proceeds, as permitted by the credit agreement, which reduced such $10.0 million obligation by the amount of such payment.

On February 14, 2008, H&H and certain of its subsidiaries amended their credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of its Loan and Security Agreement with Steel Partners (the “Term B Loan”) in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the rights offering, less $5.0 million which shall be used to pay down the revolving credit facility under its credit facilities with Wachovia Bank, N.A. (the “Wachovia Facilities”), (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty, both terms as defined above in the description of the February 14, 2008 amendment by Bairnco to its credit agreements, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and certain of its subsidiaries.

On January 22, 2008, H&H and certain of its subsidiaries amended their credit facilities to, effective January 11, 2008, among other things, (i) provide for a temporary reduction in the reserves required under the Wachovia Facilities from $2.5 million to $1.0 million until April 15, 2008, and (ii) revise the criteria of Foreign Accounts, as that term is defined in the Wachovia Facilities, to be included in the calculation of availability.

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of non-core assets, (iv) from the proceeds of the rights offering and (v) from other discrete transactions.  In addition, the proceeds of the rights offering are expected to be used to redeem preferred stock and to reduce indebtedness, and accordingly will not be available for general corporate purposes, except that $5.0 million of which shall be used to pay down the revolver under the Wachovia Facilities pursuant to the February 14, 2008 amendment to H&H’s credit facilities, and up to $5.9 million of which may be reserved for working capital.

The Company believes that the continuing improvements in its core operations primarily generated by the implementation of the WHX Business System, the substantial completion in 2007 of a major remediation of property relating to certain environmental liabilities, and the reduction in expected future pension plan contributions have permitted the Company to generate sufficient working capital to meet its obligations as they mature.  The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. If the Company’s planned cash flow projections are not met, management could consider the reduction of certain discretionary expenses and sale of certain assets.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, will be adequate to meet its cash requirements during the next twelve months.  However, if the Company’s cash needs are significantly greater than anticipated and/or the Company does not materially meet its business plans, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the reduction of certain discretionary expenses and sale of certain non-core assets.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  We intend to refinance H&H’s debt, but there can be no assurance that such financing will be available or available on terms acceptable to us. If the Company cannot refinance H&H’s debt that is due on June 30, 2009, there can be no assurance that H&H will be able to continue to operate its businesses or to provide WHX with additional capital to fund its operations.  The Company’s inability to generate sufficient cash flows from its operations or its inability to refinance H&H's debt could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

Note 3 – Acquisition of Bairnco

In April 2007, WHX acquired Bairnco’s outstanding common stock pursuant to a tender offer for $13.50 per share.  The total purchase price of the stock was $101.4 million, and in addition, the acquisition included the assumption of $31.1 million of Bairnco’s then-existing debt (the “Bairnco Acquisition”).

The Bairnco Acquisition was accounted for under the purchase method of accounting. Effective April 13, 2007, the consolidated financial statements of the Company include the actual results of operations of Bairnco. The following table summarizes unaudited actual financial data for the three and six month periods ended June 30, 2008, as compared to pro forma financial data for the combined companies for the three and six month periods ended June 30, 2007, as though the Company had acquired Bairnco as of January 1, 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
	ACTUAL	PRO FORMA	ACTUAL	PRO FORMA

Net sales	$202,384	$182,896	$379,661	$349,460

Income from operations	$16,933	$7,754	$23,479	$8,766

Income (loss) before income taxes	$6,238	$(2,380)	$837	$(13,926)

Net income (loss)	$5,333	$(3,603)	$(879)	$(15,761)

Net income (loss) per common share	$0.53	$(0.36)	$(0.09)	$(1.58)

Included in the above pro forma results for the three and six months ended June 30, 2007 are non-recurring pre-tax charges of $0.2 million and $1.4 million, respectively, relating to the tender offer for Bairnco shares. Also included in the pro forma pretax results for the three and six months ended June 30, 2007 are charges of $5.7 million relating to amounts owed due to the change in control of Bairnco.  Included in the pretax results for the three and six month periods ended June 30, 2008 is pretax income of $2.7 million, and  included in the pro forma pretax results for the three and six month periods ended June 30, 2007 is pretax income of $5.7 million, both resulting from the settlement of insurance claims from prior years.

Pro forma adjustments to the historical results of operations for the period ended June 30, 2007 include additional interest expense on the acquisition-related financing, adjustments to depreciation and amortization expense relating to the difference in the basis of fixed assets and acquired amortizable intangibles, and the elimination of federal income taxes on Bairnco’s results of operations.  Since Bairnco will be included in the consolidated federal income tax return of WHX, and due to the uncertainty of realizing the benefit of WHX’s NOLs in the future, a deferred tax valuation allowance has been established on a consolidated basis.

The pro forma information noted above should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place as of January 1, 2007; nor is it indicative of any future operating results of the combined entities.

Note 4 – Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2007.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

Note 5 – Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities, but does not change the accounting for such instruments, and therefore, the Company believes that the adoption of SFAS No. 161 will not have an effect on its consolidated financial position and results of operations.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”) which delayed the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) until January 1, 2009 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis.  Pursuant to FSP 157-2, the Company did not adopt SFAS No. 157 for such non-financial assets and liabilities that include goodwill and identifiable intangible assets.  The Company is currently evaluating the impact that adoption of SFAS No. 157 for such non-financial assets and liabilities will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 with respect to certain other assets and liabilities that do not fall within the scope of FSP 157-2 discussed above. On January 1, 2008, the Company adopted SFAS No. 157 for such assets and liabilities, and the adoption of SFAS No. 157 did not have a significant effect on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial position and results of operations.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. SFAS No. 141R also requires that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. The Company will adopt SFAS No.141R on January 1, 2009 and is currently evaluating this statement to determine its effect, if any, on its results of operations and financial position.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company adopted SFAS No. 159 as of January 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS No. 159, and, therefore, the adoption of SFAS No. 159 did not have an effect on the Company’s consolidated financial position and results of operations.

Note 6 – Net Income (Loss) Per Share

The computation of basic income or loss per common share is based upon the weighted average number of shares of Common Stock outstanding (10,000,498).  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including warrants and stock options and other stock-based incentive compensation arrangements during the quarter and year-to-date period. However, no common share equivalents were dilutive in any period presented.  For the six month periods ended June 30, 2008 and 2007, the Company reported a net loss and therefore, any outstanding warrants and stock options would have had an anti-dilutive effect.  For the three month periods ended June 30, 2008 and 2007, the Company’s outstanding warrants and stock options were not dilutive because the exercise price of such warrants and options were in excess of the market price of the Company’s common stock.  As of February 28, 2008, all of the Company’s outstanding warrants expired.  As of June 30, 2008, stock options for an aggregate of 769,000 shares are excluded from the calculation of net income (loss) per share.

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

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 was comprised of:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss)	$5,333	$4,030	$(879)	$(4,503)

Other comprehensive loss:
Foreign currency translation adjustments	(18)	882	662	1,039
Curtailment adjustment	-	1,346	-	1,346

Comprehensive income (loss)	$5,315	$6,258	$(217)	$(2,118)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) balances as of June 30, 2008 and December 31, 2007 were comprised of:

(in thousands)	June 30,	December 31,
	2008	2007
Net actuarial losses and prior service costs
and credits (net of tax of $5,262)	$(38,378)	$(38,378)
Foreign currency translation adjustment	6,481	5,819
	$(31,897)	$(32,559)

Note 8 – Inventories

Inventories at June 30, 2008 and December 31, 2007 were comprised of:

(in thousands)	June 30,	December 31,
	2008	2007

Finished products	$33,659	$38,468
In - process	14,239	15,547
Raw materials	27,912	25,257
Fine and fabricated precious metal in various stages of completion	5,543	9,486
	81,353	88,758
LIFO reserve	(3,388)	(5,049)
	$77,965	$83,709

 In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As these derivatives are not designated as accounting hedges under Statement of Financial Accounting Standards No. 133, they are accounted for as derivatives with no hedge designation.  Accordingly, H&H recognizes realized and unrealized gains and losses on the derivative instruments related to precious metal.  Such realized and unrealized gains and losses are recorded in current period earnings as other income or expense in the Company's consolidated statement of operations, and the three month periods ended June 30, 2008 and 2007 include gains of $0.3 million and $0.6 million, respectively. The six month periods ended June 30, 2008 and 2007 include losses of $1.3 million and $0.1 million, respectively.

In addition, H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO value cost by $3.4 million and $5.0 million at June 30, 2008 and December 31, 2007, respectively.  The Company deferred $3.2 million of profit arising from the liquidation of LIFO inventory during the six month period ended June 30, 2008, which is currently being treated as temporary because the Company expects to reinstate the inventory by year end.  Such deferral is included in accrued liabilities on the June 30, 2008 consolidated balance sheet.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  In 2007, a subsidiary of H&H received 500,000 troy ounces of silver from a single customer under an unallocated pool account agreement. Such agreement is cancelable by the customer upon six months notice. As of June 30, 2008, H&H held customer metal in the following quantities:  670,126 ounces of silver, 1,548 ounces of gold, and 1,421 ounces of palladium.

Supplemental inventory information is as follows:

	June 30,	December 31,
	2008	2007
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$2,155	$4,436
Market value per ounce:
Silver	$17.63	$14.81
Gold	$929.68	$834.70
Palladium	$467.00	$364.00

Note 9 – Pensions, Other Postretirement and Post-Employment Benefits

The following table presents the components of net periodic pension cost (credit) for the Company’s pension plans for the three and six month periods ended June 30, 2008 and 2007.  The pension cost (credit) of the Bairnco pension plans is included in the table beginning on the acquisition date of April 13, 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$99	$90	$186	$165
Interest cost	7,123	6,428	13,326	12,353
Expected return on plan assets	(9,571)	(8,286)	(17,907)	(15,786)
Amortization of prior service cost	27	30	50	55
Recognized actuarial (gain)/loss	-	299	-	524
	$(2,322)	$(1,439)	$(4,345)	$(2,689)

In addition to its pension plans, which are included in the table above, the Company also maintains several other postretirement benefit plans covering certain of its employees.  The approximate aggregate expense for these plans was $0.1 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively, and $0.2 million and $1.1 million for the six months ended June 30, 2008 and 2007, respectively.  The higher expense in 2007 was the result of a one time curtailment charge of $0.7 million to redesign the benefit plan of one of the subsidiaries of H&H.

Note 10 – Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Long-term Debt-Non Related Party:
H&H Credit Facility-Term Loan A	$8,407	$9,742
H&H Term Loan	45,333	42,000
H&H Supplemental Term Loan	4,604	5,277
Other H&H debt-domestic	6,652	6,724
Other H&H debt-foreign	5,557	5,420
Bairnco Term Loans	64,099	75,067
Bairnco China foreign loan facility	4,721	4,961
Total debt-non related party	139,373	149,191
Less portion due within one year	61,881	7,513
Long-term debt-non related party	77,492	141,678

Long-term Debt-Related Party:
H&H Term B Loan	104,165	104,165
Bairnco Subordinated Loan	36,097	33,957
WHX Subordinated Loan	18,167	16,779
Total debt-related party	158,429	154,901
Less portion due within one year	104,165	-
Long-term debt-related party	54,264	154,901

Total long-term debt	$131,756	$296,579

As of June 30, 2008, the majority of H&H’s debt has been classified as short-term since its maturity date is within twelve months (June 30, 2009); whereas as of December 31, 2007, such debt was classified as long-term since its maturity date exceeded one year.  The Company intends to refinance H&H’s debt but there can be no assurance that such financing will be available or available on terms acceptable to the Company.

On January 22, 2008, H&H and certain of its subsidiaries amended their credit facilities to, effective January 11, 2008, among other things, (i) provide for a temporary reduction in the reserves required under the Wachovia Facilities from $2.5 million to $1.0 million until April 15, 2008, and (ii) revise the criteria of Foreign Accounts, as that term is defined in the Wachovia Facilities, to be included in the calculation of availability.

On February 14, 2008, H&H and certain of its subsidiaries amended their credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of the Term B Loan with Steel Partners in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the rights offering, less $5.0 million which shall be used to pay down the revolving credit facility under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty, both terms as defined below in the description of the February 14, 2008 amendment by Bairnco to its credit agreements, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and certain of its subsidiaries.

On February 14, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the rights offering by March 31, 2008 in Bairnco and for such proceeds to be used to prepay at least $10 million of the term loan under its First Lien Credit Agreement,  (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.  Steel Partners issued a limited guaranty in compliance with this amendment.  In February 2008, Bairnco prepaid the term loan under its First Lien Credit Agreement by approximately $1.8 million with tax refund proceeds, as permitted by the credit agreement, which reduced such $10 million obligation by the amount of such payment.

On June 30, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to permit the sale and leaseback of certain property located in Rancho Cucamonga, California (see Note 12), the sale of certain other real property, and related amendments.

Note 11 – Income Taxes

For the three month periods ended June 30, 2008 and 2007, tax provisions of $0.9 million and $1.3 million, respectively, were recorded, and for the six month periods ended June 30, 2008 and 2007, tax provisions of $1.7 million and $2.0 million, respectively, were recorded, principally for state and foreign income taxes.  The Company does not record an income tax benefit, and has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods.

Note 12 – Asset Sales

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco, (i) sold land and a building located in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year lease term with two 5 year renewal options.  Bairnco has agreed to guarantee the payment and performance under the lease. The proceeds from the sale were applied to repay a portion of the term loan under the First Lien Credit Agreement. The property has been removed from the books, but the recognition of the gain on the sale of the property of $1.8 million has been deferred.  $1.7 million of such deferred gain is included in Other Long-term Liabilities, and $0.1 million is included in Accrued Liabilities on the consolidated balance sheet as of June 30, 2008.  The gain will be recognized ratably over the 15 year lease term as a reduction of lease expense.

On March 4, 2007, the Company sold certain assets, including the land and building, certain machinery and equipment, and inventory of Handy & Harman Electronic Materials Corporation (“HHEM”) for net proceeds of approximately $3.8 million. HHEM was part of the Company’s Precious Metal segment.   In December 2006, the Company recorded an asset impairment charge of $3.4 million relating to the HHEM long-lived assets offered for sale, in accordance with Statement of Financial Accounting Standards No. 141.  The amount of the impairment loss was based upon the actual selling price of the HHEM long-lived assets in March 2007.  Upon sale, the Company recognized a loss of $0.4 million relating to the sale of inventory, which is included in cost of goods sold for the six month period ended June 30, 2007.  Under the terms of the sale agreement, the Company has retained responsibility for any pre-existing environmental conditions requiring remediation at a Rhode Island site.

Note 13 – Reportable Segments

The Company principally operates in North America, and has six reportable segments:

(1)
Precious Metal segment is engaged in the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating. Brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  The Precious Metal segment offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries. Precision electroplating (often using gold, silver, palladium and various base metals) is performed on electronic and electrical components primarily for use in the automotive industry.  H&H’s profits from precious metal products are principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice in the industry, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value”, which includes the cost of base metals, labor, overhead, financing and profit.

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

The following table presents information about reportable segments for the three and six month periods ending June 30, 2008 and 2007.  Information about the Bairnco reportable segments in 2007 includes the period April 13, 2007 through June 30, 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)
Net Sales:
Precious Metal	$45,592	$39,446	$91,280	$77,208
Tubing	31,579	30,913	61,205	60,250
Engineered Materials	72,743	63,412	123,752	114,150
Arlon Electronic Materials (a)	15,228	14,017	31,632	14,017
Arlon Coated Materials (a)	19,985	14,683	37,660	14,683
Kasco (a)	17,257	14,383	34,132	14,383
Total net sales	$202,384	$176,854	$379,661	$294,691

Operating income (loss) before corporate allocations:
Precious Metal	$3,676	$2,838	$7,361	$3,947
Tubing	2,608	1,444	5,088	1,716
Engineered Materials	8,832	6,445	11,220	9,610
Arlon Electronic Materials (a) (b)	839	2,430	2,383	2,430
Arlon Coated Materials (a) (b)	295	215	(396)	215
Kasco (a) (b)	847	711	2,078	711
Total	17,097	14,083	27,734	18,629

Corporate expenses allocation:
Precious Metal	867	1,079	2,154	2,459
Tubing	809	1,025	2,017	2,197
Engineered Materials	756	947	1,880	2,039
Arlon Electronic Materials (a)	119	277	582	277
Arlon Coated Materials (a)	177	289	676	289
Kasco (a)	143	283	619	283
Total	2,871	3,900	7,928	7,544

Segment operating income (loss):
Precious Metal	2,809	1,759	5,207	1,488
Tubing	1,799	419	3,071	(481)
Engineered Materials	8,076	5,498	9,340	7,571
Arlon Electronic Materials (a) (b)	720	2,153	1,801	2,153
Arlon Coated Materials (a) (b)	118	(74)	(1,072)	(74)
Kasco (a) (b)	704	428	1,459	428
Segment operating income	14,226	10,183	19,806	11,085
Unallocated corporate expenses	2,150	2,219	3,241	3,664
Unallocated pension credit	(2,335)	(1,461)	(4,370)	(2,711)
Proceeds from insurance claims, net	(2,690)	(5,689)	(2,690)	(5,689)
Loss on disposal of assets	168	5	146	135

Income from operations	16,933	15,109	23,479	15,686

Interest expense	10,872	10,336	21,243	17,906
Realized and unrealized (gain) loss on derivatives	(302)	(615)	1,325	76
Other expense	125	50	74	190

Income (loss) before taxes	$6,238	$5,338	$837	$(2,486)

(a)	The results of the Bairnco Segments in 2007 reflect the approximate 11-week period subsequent to its acquisition, April 13 through June 30, 2007.
(b)
The operating income in the three and six month periods ended June 30, 2008 includes $0.4 million and $0.8 million, respectively, of  higher amortization of intangibles valued in the Bairnco acquisition, as compared to the 2007 period.  Such additional amortization applies principally to the Arlon Electronic Materials segment.  The operating income (loss) for the Arlon Coated Materials segment includes $0.8 million and $1.4 million of move costs in the quarter and six month period ended June 30, 2008, respectively, to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the results of the periods were negatively impacted by a plant shutdown and related operating inefficiencies during the move.

Note 14 – Contingencies

Legal Matters:

HH East Parcel, LLC.  V. Handy & Harman

This action arises out of a purchase and sale agreement entered into in 2003 whereby H&H agreed to sell a portion of a commercial site in Connecticut (“Sold Parcel”) to HH East Parcel, LLC (“HH East”).  On or about April 5, 2005, HH East filed a Demand for Arbitration with the American Arbitration Association seeking legal and equitable relief including completion of the remediation of environmental conditions at the site in accordance with the terms of the agreement.  An arbitration hearing was held in October 2005 in Connecticut, pursuant to which HH East was awarded, among other things, an amount equal to $5,000 per day from January 1, 2005 through the date on which remediation is completed.  This award amounts to approximately $4.0 million through the completion date of April 6, 2007.  H&H applied to the Connecticut Superior Court to have the arbitration award vacated.  On June 26, 2006, the court issued a decision denying H&H’s application and granting HH East’s motion to confirm the arbitration award.  H&H appealed that decision.  On May 23, 2008, H&H was notified that the Connecticut Supreme Court affirmed the lower court decision and denied H&H’s appeal.  The parties are currently engaged in settlement discussions.

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

H&H has been working cooperatively with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a consent order entered into in 1989 that applies to both parcels of the commercial site.  H&H has been conducting an investigation of the remaining parcel, and is continuing the process of evaluating various options for its remediation.  The sale of the Sold Parcel, which is the subject of the above-referenced litigation, triggered statutory obligations under Connecticut law to investigate and remediate pollution at or emanating from the Sold Parcel.  Remediation of all soil conditions on site was completed on April 6, 2007, although H&H has since performed limited additional work on site, solely in furtherance of ongoing settlement discussions between HH East and H&H.  Although no groundwater remediation is required, there will be monitoring of same for several years.  Approximately $28.9 million was expended through June 30, 2008, and the remaining remediation and monitoring costs are expected to approximate $0.3 million.  H&H received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and is pursuing its potential entitlement to additional coverage.

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

Environmental Matters

In connection with the Sold Parcel, H&H was responsible for demolition and environmental remediation of the site, the estimated cost of which was included in the loss on sale recorded in 2003.  In 2004, H&H determined that an increase in the reserve for environmental remediation was needed in the amount of $28.3 million.  This change in reserve was caused by the discovery of underground debris and soil contaminants that had not been anticipated.  These additional costs were included in environmental remediation expense.  An additional $4.0 million was also recorded in selling, general and administrative expenses in 2004 as a penalty related to the Sold Parcel.  H&H retains title to a parcel of land adjacent to the Sold Parcel.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at June 30, 2008 and December 31, 2007.

H&H entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  H&H is actively remediating the property and continuing to investigate the most effective methods for achieving compliance with the ACO.  The latest remedial investigation report was filed with the NJDEP in December of 2007.  H&H anticipates entering into discussions in the near future with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  The ongoing cost of remediation is presently estimated at approximately $750,000.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are allocated 75% to the former owner/operator and 25% to H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of June 30, 2008, over and above the $1.0 million, total investigation and remediation costs of $784,000 and $262,000 have been expended by the former owner/operator and H&H, respectively, in accordance with the settlement agreement.  Additionally, H&H is currently being reimbursed through insurance coverage for a portion of the investigation and remediation costs for which the Company is responsible.  H&H believes that there is additional excess insurance coverage, which it intends to pursue as necessary.

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

In a case entitled Agere Systems, Inc., et al. v. Advanced Environmental Technology Corp., et al. (U.S. District Court, EDPA), five companies, all of which are PRPs for the Boarhead Farm site in Bucks County, Pennsylvania, brought CERCLA contribution and similar claims under Pennsylvania’s environmental laws against a number of companies in 2002.  A subsidiary of H&H, H&H Tube, is one of the defendants that the plaintiffs claim contributed to the contamination of the Boarhead Farm site.  H&H Tube filed a motion for summary judgment in July 2007 seeking a dismissal of all claims against H&H Tube.  The court denied that motion. Plaintiffs were granted leave to file a fifth amended complaint which adds a claim against the non-settling defendants for joint and several liability  The plaintiffs have already made substantial payments to the EPA in past response costs and have themselves incurred costs for groundwater and soil remediation.  Remediation is continuing.  Plaintiffs were seeking reimbursement of a portion of amounts incurred and an allocation of future amounts from H&H Tube and the other non-settling defendants  The bench trial in this matter commenced on June 23, 2008 and concluded on July 2, 2008.  In July 2008, following the conclusion of the trial and before the Court issued its decision, the parties entered into a Settlement Agreement resolving all past and future Boarhead Farm case liability for a payment of $97,000 by H&H Tube.

In December 2007, H&H Tube and H&H filed a lawsuit against an insurer and several related entities seeking a declaration that the defendants are obligated to defend and indemnify H&H Tube with respect to the Boarhead Farm case.  On May 7, 2008, the parties executed a written settlement agreement resolving the lawsuit.  The insurer agreed to pay H&H Tube and H&H a cash settlement of $3,250,000 as follows: (i) $2,000,000 for indemnity paid immediately; (ii) $200,000 for defense costs paid immediately and (iii) $1,050,000 for defense costs to be paid in January 2009.  In exchange for the cash settlement, H&H Tube and H&H provided a site release, not including natural resources damages claims, and the parties agreed that the indemnity payment would be allocated pro rata over certain insurance policy years.

H&H received a notice letter from the EPA in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H then voluntarily joined a group of ten (10) other PRPs (which group has since increased to thirteen (13)) to work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine whether there are other parties that sent hazardous substances to the Superfund site but that have not received notice letters or been named as PRPs to date.  The PRP group submitted its good faith offer to the EPA in late October 2006.  The offer was contingent on the group arriving at an acceptable allocation amongst the PRPs.  All of the PRPs have reached proposed allocations as to percentages of responsibility for investigation and remediation costs at the Superfund site.  There is a “shortfall” in the overall allocation that is being shared, on a pro rata basis, among all of the participating PRPs.  The EPA has agreed to an orphan share for the past costs incurred through April 1, 2008 and has agreed to cap all future response and oversight costs at $2.9 million as further consideration for the orphan share.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  The parties expect the consent decree, which has not been filed as of July 25, 2008, to be filed by the end of the third quarter of 2008.  The consent decree after it is filed will then be subject to a public comment period of no less than 30 days.  After the expiration of the 30 days (or such other time period), the court, in its discretion, can enter the consent decree.  Under the participation agreement and consent decree, H&H is required to make two payments in 2008.  One payment relates to H&H’s share of the early action items for the remediation project and is approximately $417,910, and the second payment relates to the "true-up" of monies previously expended for remediation and is approximately $187,465.  There are some parties who have not participated to date in the consent decree negotiations and allocation process.  Any such non-participating party may be sued later under CERCLA.  That is a decision that will be made in the future by the participating PRPs.  It is anticipated that PRP remedial activities at the site will not begin until 2009.  The remediation of a significant amount of the contamination at the site is the responsibility of the Department of Energy (“DOE”).  That remediation is being accomplished by the U.S. Army Corps of Engineers (the “ACOE”).  The DOE portion of the work has begun but is not expected to be completed until 2009, at which time the remaining work will be more clearly defined.  H&H is a chemical PRP; not a radiological PRP.  The ACOE recently informed one of the radiological PRPs that it may seek contribution from that PRP for the portion of the remediation performed by the ACOE.  The radiological PRP in turn wishes to preserve its rights to sue the chemical PRPs in the event any portion of the ACOE's claim relates to chemical waste.  The PRPs investigated the nature of the ACOE's potential claim and determined, based on information currently available, that there is a minimal potential that the ACOE's claim can legally or factually result in a contribution claim against the chemical PRPs.  H&H has recorded a significant reserve in connection with this matter.

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

As discussed above, H&H and Bairnco have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters.  The Company has $7.4 million accrued related to estimated environmental remediation costs as of June 30, 2008.  Based upon information currently available, including H&H and Bairnco’s prior capital expenditures, anticipated capital expenditures, and information available to H&H and Bairnco on pending judicial and administrative proceedings, H&H and Bairnco do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on their financial position, but there can be no such assurances.  Such costs could be material to H&H and Bairnco’s results of operations and cash flows.  We anticipate that H&H and Bairnco will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco are unable to fund these liabilities, claims could be made against WHX for payment of such liabilities.  As further information comes into the Company’s possession, it will continue to reassess such evaluations.

Other Litigation

Certain of the Company’s subsidiaries are a defendant (“Subsidiary Defendant”) in numerous cases pending in a variety of jurisdictions relating to welding emissions.  Generally, the factual underpinning of the plaintiffs’ claims is that the use of welding products for their ordinary and intended purposes in the welding process causes emissions of fumes that contain manganese, which is toxic to the human central nervous system.  The plaintiffs assert that they were over-exposed to welding fumes emitted by welding products manufactured and supplied by the Subsidiary Defendants and other co-defendants.  The Subsidiary Defendants deny any liability and are defending these actions.  It is not possible to reasonably estimate the Subsidiary Defendants’ exposure or share, if any, of the liability at this time.

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

Note 15 – Subsequent Event - Rights Offering

The Company is distributing at no charge to the holders of its common stock on August 22, 2008, non-transferable subscription rights to purchase up to an aggregate of approximately 142,857,114 shares of common stock at a subscription price of $1.40 per share through a rights offering. The purpose of the rights offering is to raise equity capital in a cost-effective manner that gives all of its stockholders the opportunity to participate.  Assuming the rights offering is fully subscribed, the Company would receive gross proceeds of approximately $200 million, less expenses of the rights offering.  The net proceeds will be used (i) to make partial payments to certain senior lenders to certain wholly-owned subsidiaries of WHX in the aggregate principal amount of up to $15 million; (ii) to redeem preferred stock issued by a wholly-owned subsidiary of WHX, which is held by Steel Partners, (iii) to purchase shares of common stock of CoSine Communications, Inc. from Steel Partners or to reserve such approximate amount to be used for working capital, (iv) to repay WHX indebtedness to Steel Partners, and (v) to repay indebtedness of such wholly-owned subsidiaries of WHX to Steel Partners.  The proposed rights offering includes an oversubscription privilege which permits each rights holder that exercises its rights in full, to purchase additional shares of common stock that remain unsubscribed at the expiration of the offering.  This oversubscription privilege is subject to (i) the availability and allocation of shares among persons exercising this oversubscription privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without endangering the availability of the Company’s NOLs under Section 382 of the Internal Revenue Code, in each case as further described in the rights offering documents.  Steel Partners has indicated that it intends to exercise all of its rights and to oversubscribe for the maximum number of shares it can oversubscribe for without (i) endangering the availability of the Company’s NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding shares of WHX’s common stock.  There is no assurance WHX will be able to sell all or any of the shares being offered, and it is not likely that all of its stockholders will participate in the rights offering.    This may affect the Company's ability to receive gross proceeds of up to $200 million in the rights offering, although Steel Partners has indicated to WHX that it intends to exercise all of its rights, subject to certain limitations, but has not made any formal commitment to do so.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

WHX, the parent company, invests in and manages a group of businesses on a decentralized basis.  WHX owns H&H, which is a diversified manufacturing company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials. In April 2007, WHX acquired Bairnco. Bairnco operates business units in three reportable segments:  Arlon Electronic Materials (“Arlon EM”), Arlon Coated Materials (“Arlon CM”) and Kasco Replacement Products and Services (“Kasco”).  H&H and Bairnco principally operate in North America.

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

Comparison of the Second Quarter of 2008 with the Second Quarter of 2007

Net sales for the second quarter of 2008 increased by $25.5 million, or 14.4%, to $202.4 million, as compared to $176.9 million in the second quarter of 2007. Bairnco, which was acquired in April 2007, contributed $52.5 million in net sales for the second quarter of 2008, and $43.1 million of net sales in the second quarter of 2007.  The increase in Bairnco sales of $9.4 million is principally due to the fact that the 2007 quarter reflects 11 weeks of sales activity (for the post-acquisition period April 13 through June 30, 2007), and the 2008 quarter reflects 13 weeks of activity.  The Precious Metal segment net sales increased by $6.1 million, or 15.6%, to $45.6 million. The increased sales were primarily driven by higher precious metal prices and increased volumes in certain markets, partially offset by declines in the domestic automotive market.  The Tubing segment sales increased by $0.7 million as strong growth in petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group were partially offset by weakness in the appliance and automotive markets serviced by the Specialty Tubing Group. The Engineered Materials segment sales increased by $9.3 million, or 14.7%, driven by strong demand for commercial roofing fasteners and new product sales in the home center market.

In the second quarter of 2008 gross profit increased by $8.1 million to $48.2 million and gross profit margin as a percentage of sales increased to 23.8% from 22.7% compared to the second quarter of 2007. The 1.1% increase in gross profit margin is primarily due to higher sales experienced by all of our operating segments and improved operating efficiencies.

Selling, general and administrative (“SG&A”) expenses increased $3.1 million to $33.8 million, or 16.7% of sales, in the second quarter of 2008 from $30.7 million, or 17.4% of sales, in the 2007 second quarter. The increase in SG&A expenses related partially to the inclusion of Bairnco expenses for 13 weeks in 2008 as compared to 11 weeks in 2007, an increase in employee costs including a $0.9 million payment pursuant to the termination of an executive employment contract, $0.4 million higher amortization of intangibles, as well as $0.8 million of move-related costs to consolidate two plants in San Antonio, Texas into one.  These increases were partially offset by lower audit and legal fees and a higher pension credit.  Furthermore, in the second quarter of 2007, the Company recorded a $0.7 million non-cash curtailment charge resulting from the redesign of the postretirement welfare plan of one of the subsidiaries of H&H. The changes to this plan resulted in reduced future cash cost but required the immediate recognition of unrecognized prior service cost.  In addition, the Company recorded $0.7 million of non-cash stock-based compensation expense under Statement of Financial Accounting Standards No. 123R in the second quarter of 2007 as compared to $0.2 million in the second quarter of 2008.

During both the second quarter of 2008 and 2007, the Company received proceeds from the settlement of two discrete insurance claims.  In the second quarter of 2008, a gain of $2.7 million was recorded, net of $0.6 million of legal fees, in connection with the settlement of a claim related to an environmental remediation site where the Company is a PRP.  In the second quarter of 2007, the insurance settlement of $5.7 million related to a fire loss claim from 2002 at a plant of a subsidiary company.

Income from operations increased $1.8 million to $16.9 million in the second quarter of 2008 as compared to $15.1 million in the same period of 2007. The increase was principally driven by increased sales and gross margin improvements in 2008, which were partially offset by higher SG&A expenses and a $3.0 million lower gain from insurance proceeds.

Interest expense for the second quarter of 2008 increased $0.5 million to $10.9 million from $10.3 million in the second quarter of 2007.  The increase was due to a higher average debt balance in the second quarter of 2008, partially offset by lower interest rates.

Realized and unrealized gains on derivatives were $0.3 million in the second quarter of 2008, compared to $0.6 million in the second quarter of 2007. The derivative financial instruments utilized by H&H are precious metal forward and future contracts, which are used to economically hedge H&H’s precious metal inventory against price fluctuations.  Losses are incurred as precious metal market prices increase over the contract term, and gains are recognized as precious metal prices decrease over the contract term.  Decreases in market price occurred in both quarters, resulting in gains on derivatives. The reason for the lower gain in the 2008 quarter is a lesser rate of decrease in precious metal prices during the second quarter of 2008 as compared to the 2007 quarter, as well as a reduced quantity of precious metal under forward and future contracts.

In the second quarter of 2008, a tax provision of $0.9 million was recorded, and in the second quarter of 2007, a tax provision of $1.3 million was recorded. The Company’s tax provision is principally for state and foreign taxes. The Company has not recorded a federal income tax benefit in either quarter due to the uncertainty of realizing the benefit of the Company’s NOLs  in the future.  The Company records a valuation allowance against deferred tax assets resulting from NOLs.

Net income for the second quarter of 2008 was $5.3 million, or $0.53 per share, compared to net income of $4.0 million or $0.40 per share for the second quarter of 2007.

The comments that follow compare revenues and operating income by segment for the second quarter of 2008 and 2007.

Precious Metal

Net sales for the Precious Metal segment for the second quarter of 2008 increased $6.1 million or 15.6%, to $45.6 million from $39.4 million in the second quarter of 2007. The segment experienced higher sales from higher precious metal prices, increased market share in the HVAC and welding distribution markets, stronger sales in the energy exploration and electrical markets, partially offset by declines in the domestic automotive market.  In addition, an acquisition completed in late 2007 contributed $1.2 million to sales in the second quarter.

Segment operating income was $2.8 million in the second quarter of 2008, compared to $1.8 million in the second quarter of 2007.   In addition to the incremental gross profit from higher sales, there were favorable product mix shifts to higher margin products.  The segment also benefited from improved operating efficiencies at its principal operating facility.

Tubing

In the second quarter of 2008, net sales for the Tubing segment increased $0.7 million, or 2.2%, to $31.6 million from $30.9 million in the second quarter of 2007.  Strong demand for small diameter precision-drawn long coil seamless tubing that services the petrochemical and shipbuilding industries was the principal cause of a $2.5 million increase in net sales of the Stainless Steel Tubing Group.  The Specialty Tubing Group experienced reduced sales volume of $1.8 million resulting from lower sales to its customers in the home appliance industry and the domestic automotive market.

Segment operating income increased by $1.4 million to $1.8 million in the second quarter of 2008 as compared to $0.4 million in the same period of 2007.  The improvement in operating income was principally the result of improved operating efficiencies within the North American specialty tubing business, which experienced losses in the same period of the prior year.  Profit contribution from strong sales of the Stainless Steel Tubing Group also resulted in higher operating income for the segment.

Engineered Materials

Net sales for the Engineered Materials segment increased $9.3 million, or 14.7%, to $72.7 million from $63.4 million in the second quarter of 2007.  This increase was driven by strong demand for commercial roofing fasteners and new product sales in the lumber yard market.

Segment operating income increased by $2.6 million from $5.5 million in the second quarter of 2007 to $8.1 million in the same period of 2008.  The improvement in operating income was the result of the significantly higher sales and stable gross profit margin despite pricing pressures and an increase in the market for lower margin private label products.  The 2007 quarter results include a postretirement welfare plan curtailment charge of $0.7 million at one of the subsidiaries included in this segment.

Bairnco Segments

The Arlon EM, Arlon CM and Kasco segments (collectively, the "Bairnco Segments") were established during Apri1 2007 with the acquisition of Bairnco by WHX. The 2007 second quarter and year-to-date net sales and operating income data for the Bairnco Segments that is presented in the “Reportable Segments” Note 13 represent the period following the acquisition date of April 13, 2007 through June 30, 2007.

The table below for the Bairnco Segments reflects net sales and operating income for 2007 on a pro forma basis for the entire second quarter period ended June 30, 2007, including the period prior to the acquisition date of April 13, 2007.  Pro forma adjustments have been made to the historical results of the Bairnco Segments to reflect amortization of intangible assets and depreciation of property, plant and equipment using the fair values that were assigned to such assets upon the acquisition of Bairnco by WHX, as if such acquisition occurred on January 1, 2007. Certain costs related to the tender offer for Bairnco’s shares, as well as costs related to the change of control of Bairnco, totaling $5.9 million are not included in the operating income presented. This pro forma financial information has been included for comparative purposes only to assist in better understanding the results of the Bairnco Segments, and such amounts have not been included in the Company's consolidated results for these periods. The Bairnco Segments' pro forma financial information is not intended to represent, or be indicative of, the results of operations that would have been reported had the acquisition of Bairnco by WHX been completed as of January 2007, nor such segments’ future results of operations.

	Three Months Ended June 30,
	2008	2007 Pro forma
	(in thousands)
Net Sales:
Arlon Electronic Materials	$15,228	$15,865
Arlon Coated Materials	19,985	16,848
Kasco	17,257	16,412
Total net sales	$52,470	$49,125
Operating income/(loss) before corporate allocations:
Arlon Electronic Materials	839	$1,666
Arlon Coated Materials (a)	295	302
Kasco	847	258
Corporate	(439)	(970)
Total segment operating income	$1,542	$1,256

(a)
The operating income for the Arlon Coated Materials segment for the three months ended June 30, 2008 includes $0.8 million of move costs to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the results of the period were negatively impacted by a plant shutdown and related operating inefficiencies during the move.

Net sales for the Bairnco Segments on a combined basis for the second quarter of 2008 increased by $3.3 million, or 6.8%, to $52.5 million from $49.1 million for the second quarter of 2007.  Arlon EM sales of $15.2 million were down $0.6 million, or 4.0%, from $15.9 million in the prior year as military programs and telecommunication markets remained soft.  Arlon CM sales of $20.0 million improved $3.1 million, or 18.6%, from $16.8 million in 2007, primarily driven by increased sales in the digital print domestic graphics market. Kasco's sales of $17.3 million were up $0.8 million, or 5.1%, from $16.4 million in the prior year, from the impact of exchange rates of a weakened US dollar on European and Canadian sales.

Segment operating income for the Bairnco Segments on a combined basis for the second quarter of 2008 was $1.5 million, as compared to $1.3 million for the second quarter of 2007. The improvement in operating income in 2008 reflects a higher gross margin percentage for the Bairnco Segments on a combined basis.  Arlon EM gross profit margin was down on reduced sales and related lower production volumes, increased raw material costs and ongoing competitive pricing pressures. Gross profit margins at Arlon CM were up due to increased sales and related production volumes.  Kasco’s gross profit margins also increased from the prior year, primarily due to higher sales and improved efficiencies.  Partially offsetting the improvement in gross margin, the 2008 operating income reflects $0.8 million of move-related costs to consolidate two Arlon CM plants in San Antonio, Texas into one plant.

Unallocated Corporate Expenses

Unallocated corporate expenses were $2.2 million in the second quarter of both 2008 and 2007.

Comparison of the First Six Months of 2008 with the First Six Months of 2007

Net sales for the second quarter of 2008 increased by $85.0 million, or 28.8%, to $380.0 million, as compared to $294.7 million in the first six months of 2007. Bairnco, which was acquired in April 2007, contributed $103.4 million in net sales for the first six months of 2008, and $43.1 million of net sales in the first six months of 2007.  The increase in Bairnco sales of $60.3 million is principally due to the fact that the 2007 period reflects 11 weeks of sales activity (for the post-acquisition period April 13 through June 30, 2007), and the 2008 period reflects 26 weeks of activity.  The Precious Metal segment net sales increased by $14.1 million, or 18.2%, to $91.3 million.  The increased sales were primarily driven by higher precious metal prices and increased volumes in certain markets, partially offset by declines in the domestic automotive market. The Tubing segment sales increased by $1.0 million as strong growth in petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group were partially offset by weakness in the appliance and automotive markets serviced by the Specialty Tubing Group. The Engineered Materials segment sales increased by $9.6 million, or 8.4%, driven by strong demand for commercial roofing fasteners and new product sales in the home center market.

Gross profit of $89.0 million, an increase of $29.4 million from the first six months of 2007, was positively impacted by the acquisition of Bairnco in April of 2007 which contributed $32.8 million of gross profit, and $19.0 million of the increase.  Gross profit margin as a percentage of sales increased to 23.5% from 20.2% in the first six months of 2007. The 3.3% increase in gross profit margin is primarily due to a greater percentage of higher margin sales from the Bairnco Segments in 2008 and higher margin product mix within the Precious Metal segment.  In addition, improved operational efficiencies within the North American Specialty Tubing Group contributed to improved gross profit margins.

SG&A expenses increased $18.6 million to $68.1 million, or 17.9% of sales, in the first six months of 2008 from $49.5 million, or 16.8% of sales, in the first six months of 2007. The increase in SG&A expenses related principally to the inclusion of Bairnco expenses for 26 weeks in 2008 as compared to 11 weeks in 2007.  In addition, there was an increase in employee costs including a $0.9 million payment pursuant to the termination of an executive employment contract, $0.9 million higher amortization of intangibles, as well as $1.4 million of move-related costs to consolidate two plants in San Antonio, Texas into one.  These increases were partially offset by lower audit and legal fees and a higher pension credit.  Furthermore, in the first six months of 2007, the Company recorded a $0.7 million non-cash curtailment charge resulting from the redesign of the postretirement welfare plan of one of the subsidiaries of H&H.  In addition, the Company recorded $0.9 million of non-cash stock-based compensation expense under SFAS No. 123R in the first six months of 2007 as compared to $0.2 million in the same period of 2008.

During the first six months of both 2008 and 2007, the Company received proceeds from the settlement of two discrete insurance claims.  In 2008, a gain of $2.7 million was recorded in connection with the settlement of a claim related to an environmental site where the Company is a PRP.  In 2007, an insurance settlement of $5.7 million related to a fire loss claim from 2002 at a plant of a subsidiary company.

Income from operations increased $7.8 million to $23.5 million in the first six months of 2008 as compared to $15.7 million in the same period of 2007. The increase was principally driven by increased sales and gross margin improvements in 2008, which were partially offset by higher SG&A expenses and a $3.0 million lower gain from insurance proceeds.

Interest expense for the first six months of 2008 increased $3.3 million to $21.2 million from $17.9 million in the first six months of 2007.  The increase was principally due to the approximately $101 million financing related to the Bairnco Acquisition which was outstanding for 26 weeks in the first six months of 2008, but only for 11 weeks in the first six months of 2007.  This increase was partially offset by lower interest rates in the first six months of 2008.

Realized and unrealized losses on derivatives were $1.3 million in the first six months of 2008, compared to $0.1 million in the first six months of 2007. The derivative financial instruments utilized by H&H are precious metal forward and future contracts, which are used to economically hedge H&H’s precious metal inventory against price fluctuations.  Losses are incurred as precious metal market prices increase over the contract term, and gains are recognized as precious metal prices decrease over the contract term.  Increases in market price for both gold and silver occurred in the first six months of 2008, resulting in a loss on derivatives. However, for the first six months of 2007, silver prices declined while gold prices increased, resulting in a small net loss for the first six months of 2007.  The quantity of precious metal under forward and future contracts declined in the first six months of 2008 as compared to the same period the prior year.

In the first six months of 2008, a tax provision of $1.7 million was recorded, and in the first six months of 2007, a tax provision of $2.0 million was recorded. The Company’s tax provision is principally for state and foreign taxes. The Company has not recorded a federal income tax benefit in either period due to the uncertainty of realizing the benefit of the Company’s NOLs  in the future.  The Company records a valuation allowance against deferred tax assets resulting from NOLs.

Net loss for the first six months of 2008 was $0.9 million, or ($0.09) per share, compared to $4.5 million or ($0.45) per share for the first six months of 2007.

The comments that follow compare revenues and operating income by segment for the six months ended June 30, 2008 and 2007.

Precious Metal

Net sales for the Precious Metal segment for the first six months of 2008 increased $14.1 million or 18.2%, to $91.3 million from $77.2 million in the first six months of 2007. The segment experienced higher sales from higher precious metal prices, increased market share in the HVAC and welding distribution markets, stronger sales in the energy exploration and electrical markets, partially offset by declines in the domestic automotive market. In addition, an acquisition completed in late 2007 contributed $2.5 million to sales in the 2008 six month period.  These increases were partially offset by a reduction of $1.7 million of sales at businesses closed or sold in the first quarter of 2007.

Segment operating income increased by $3.7 million to $5.2 million in the first six months of 2008, compared to $1.5 million in the same period of 2007.  Approximately $1.5 million of this improvement was due to the elimination of losses from the Company’s HHEM business, which was sold in March 2007.  The balance of the improvement in operating income resulted from the incremental gross profit from higher sales and favorable product mix shifts to higher margin products.  The segment also benefited from improved operating efficiencies at its principal operating facility.

Tubing

In the first six months of 2008, net sales for the Tubing segment increased $1.0 million, or 1.6%, to $61.2 million from $60.3 million in the same period of 2007.  Strong demand for small diameter precision-drawn long coil seamless tubing that services the petrochemical and shipbuilding industries was the principal cause of a $4.5 million increase in net sales of the Stainless Steel Tubing Group.  The Specialty Tubing Group experienced reduced sales volume of $3.5 million resulting from lower sales to its customers in the home appliance industry and in the domestic automotive market.

Segment operating income increased by $3.6 million to operating income of $3.1 million in the first six months of 2008 as compared to an operating loss of $0.5 million in the same period of 2007.  The improvement in operating income was principally the result of improved operating efficiencies within the North American specialty tubing business, which experienced losses in the same period of the prior year.  Profit contribution from strong sales of the Stainless Steel Tubing Group also resulted in higher operating income for the segment.

Engineered Materials

Net sales for the Engineered Materials segment increased $9.6 million, or 8.4%, to $123.8 million from $114.2 million in the first six months of 2007. This increase was driven by strong demand for commercial roofing fasteners and new product sales in the lumber yard market.

Segment operating income increased by $1.8 million from $7.6 million in the first six months of 2007 to $9.3 million in the same period of 2008.  The improvement in operating income was the result of the significantly higher sales and stable gross profit margin despite pricing pressures and an increase in the market for lower margin private label products.  The 2007 results include a postretirement welfare plan curtailment charge of $0.7 million at one of the subsidiaries included in this segment.

Bairnco Segments

The table below for the Bairnco Segments reflects net sales and operating income for 2007 on a pro forma basis for the entire six month period ended June 30, 2007, including the period prior to the acquisition date of April 13, 2007.  Pro forma adjustments have been made to the historical results of the Bairnco Segments to reflect amortization of intangible assets and depreciation of property, plant and equipment using the fair values that were assigned to such assets upon the acquisition of Bairnco by WHX, as if such acquisition occurred on January 1, 2007. Certain costs related to the tender offer for Bairnco’s shares, as well as costs related to the change of control of Bairnco, totaling $7.1 million are not included in the operating income presented. This pro forma financial information has been included for comparative purposes only to assist in better understanding the results of the Bairnco Segments, and such amounts have not been included in the Company's consolidated results for these periods. The Bairnco Segments' pro forma financial information is not intended to represent, or be indicative of, the results of operations that would have been reported had the acquisition of Bairnco by WHX been completed as of January 2007, nor such segments’ future results of operations.

	Six Months Ended June 30,
	2008	2007 Pro forma
	(in thousands)
Net Sales:
Arlon Electronic Materials	$31,632	$33,071
Arlon Coated Materials	37,660	32,533
Kasco	34,132	32,248
Total net sales	$103,424	$97,852
Operating income/(loss) before corporate allocations:
Arlon Electronic Materials	$2,383	$4,063
Arlon Coated Materials (a)	(396)	270
Kasco	2,078	954
Corporate	(1,877)	(2,368)
Total segment operating income	$2,188	$2,919

(a)
The operating loss for the Arlon Coated Materials segment for the six months ended June 30, 2008 includes $1.4 million of move costs to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the results of the period were negatively impacted by a plant shutdown and related operating inefficiencies during the move.

Net sales for the Bairnco Segments on a combined basis for the first six months of 2008 increased $5.6 million, or 5.7%, to $103.4 million, from $97.9 million for the first six months of 2007.  Arlon EM sales of $31.6 million were down $1.4 million, or 4.4%, from $33.1 million in the prior year due to a very strong sales month in January 2007 where customers purchased in advance of price increases, as well as from weakness in military programs and telecommunication markets.  Arlon CM sales of $37.7 million improved $5.1 million, or 15.8%, from $32.5 million in 2007, primarily driven by increased sales in the digital print domestic graphics market.  Kasco's sales of $34.1 million were up $1.9 million, or 5.8%, from $32.2 million in the prior year from the impact of exchange rates of a weakened US dollar on European and Canadian sales.

Segment operating income for the Bairnco Segments on a combined basis for the first six months of 2008 was $2.2 million, as compared to $2.9 million for the first six months of 2007. Operating income in 2008 reflects a higher gross margin percentage for the Bairnco Segments on a combined basis.  However, Arlon EM gross profit margin was down on reduced sales and related lower production volumes, increased raw material costs and ongoing competitive pricing pressures. Gross profit margins at Arlon CM were up due to increased sales and related production volumes.  Kasco’s gross profit margins also increased from the prior year, primarily due to higher sales and improved efficiencies.  Segment operating income, however, declined by $0.7 million in 2008, and reflects $1.4 million of move-related costs to consolidate two Arlon CM plants in San Antonio, Texas into one plant.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased from $3.7 million in the first six months of 2007 to $3.2 million in the first six months of 2008.  There were decreases in the costs for audit and legal fees, and non-cash expenses associated with stock-based compensation for certain executives.

Discussion of Consolidated Statement of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2008 totaled $16.8 million. Net loss adjusted for non-cash income and expense items provided approximately $16.3 million. Working capital accounts provided $0.1 million of cash, as follows: Accounts receivable used $29.6 million, inventories provided $6.0 million, interest accrued but not paid to a related party provided $8.1 million, and net other current assets and liabilities provided $15.6 million.

Net cash used by operating activities for the six months ended June 30, 2007 totaled $15.1 million.  Net loss adjusted for non-cash income and expense items provided $7.6 million of cash. Working capital accounts used $21.7 million of cash, as follows: Accounts receivable used $23.8 million, inventories provided $3.6 million, interest accrued but not paid to a related party provided $2.8 million, and net other current assets and liabilities used $4.3 million.  Other non-working capital items included in operations used $1.0 million.  The major reasons for the increase in operating cash flow in the first six months of 2008 as compared to the same period in 2007 was an improvement in operating profits in the 2008 period, higher payments in 2007 for environmental remediation costs and pension plan contributions of $4.9 million and $5.8 million, respectively, and a substantial decrease in inventory during the 2008 period compared to the prior year.

The use of funds due to the increase in accounts receivable for the six month period ended June 30, 2008 was $29.6 million and was principally caused by seasonally higher sales levels for the second quarter of each period (and particularly the last month of the quarter) compared to the fourth quarter of the prior year.  Net sales in the second quarter of 2008 were $202.4 million, as compared to $160.8 million in the fourth quarter of 2007, an increase of $41.6 million.  Net sales in the second quarter of 2007 were $133.8 million excluding Bairnco, as compared to $101.4 million (prior to the Bairnco acquisition) in the fourth quarter of 2006; an increase of $32.4 million.

Inventory decreased by $5.7 million, or 6.9%, in the six months ended June 30, 2008, principally due to a reduction in the quantity of precious metal inventory owned, as well as planned inventory reductions at certain subsidiaries, resulting in net cash of $6.0 million being provided in the first six months of 2008.  In the 2007 period, inventory provided $3.6 million, principally as a result of a subsidiary of H&H receiving 400,000 ounces of silver from a customer under an unallocated pool agreement.  In the normal course of business, such subsidiaries of H&H accept precious metal from suppliers and customers, which quantities are returnable in fabricated or commercial bar form under agreed-upon terms. To the extent such metals are used by its subsidiaries to meet their operating requirements, the amount of inventory which H&H must own is reduced.  As a result of this customer agreement, H&H was able to reduce its owned quantity of silver by over 400,000 troy ounces in the first six months of 2007, providing over $5.0 million in cash.

Net other current assets and liabilities provided $15.6 million of cash flow in the six months ended June 30, 2008 and used $4.3 million in the same period of 2007. Cash provided in the 2008 period was primarily due to the increase in accounts payable to reflect higher volume of purchases of raw materials as compared to the fourth quarter of 2007, the collection of an income tax refund of $1.8 million, and the deferral of $3.2 million of gain related to the temporary liquidation of precious metal inventory valued under LIFO. The deferred LIFO gain reflects the excess of the current market value of the precious metal over the LIFO value of the inventory decrement.  The 2007 period use of cash was driven by approximately $4.9 million of payments for environmental remediation costs and $5.8 million paid to the WHX Pension Plan, but was partially offset by the deferral of a temporary LIFO liquidation gain of $4.2 million and a seasonal increase in accounts payable.

Investing activities provided $0.3 million in the six months ended June 30, 2008.  Investing activities used $99.5 million in the six months ended June 30, 2007, principally because of the Bairnco Acquisition, which used $99.6 million, net of cash acquired.  Capital spending in the 2008 period was $6.7 million, as compared to $3.6 million spent in the same period of 2007. Cash paid out for precious metal derivative contracts in the first six months of 2008 was $1.1 million as compared to $0.1 million in the same period of 2007.  In the first six months of 2008, net proceeds from the sale of assets totaled $8.1 million, principally from the sale of the Rancho Cucamonga, California land and plant building utilized by Arlon, Inc., a subsidiary of Bairnco.  Arlon, Inc. has leased the facility from the buyer under a 15-year lease, with two 5-year renewal options.  In the first six months of 2007, $3.8 million was received principally from the sale of assets of two closed facilities of H&H.

Financing activities used $16.3 million in the six months ended June 30, 2008. H&H borrowed an additional $4.0 million under its Wachovia term loan facility pursuant to a February 14, 2008 amendment to its credit facilities.  There were $14.0 million of repayments of term loans in the first six months of 2008.  In addition to the scheduled principal repayments, Bairnco used the proceeds of its sale of the Rancho Cucamonga property described above to repay $7.8 million of the term loan under its First Lien Credit Agreement.  Bairnco also repaid $1.8 million of principal on its term loan upon receipt of an income tax refund of the same amount during the 2008 period.  There was a net repayment on the Company’s revolving credit facilities of $6.6 million, and the payment of $1.6 million of financing fees during the 2008 period.  In the first six months of 2007, financing activities provided $115.2 million, $101.4 million of which was due to the financing of the Bairnco acquisition, which was initially financed fully by Steel Partners. There were additional net drawdowns of $19.9 million on the revolving credit facilities of both H&H and Bairnco (post–acquisition), partially offset by $4.9 million of principal repaid on term loans and $1.0 million related to financing fees principally in connection with the extension of the maturity of the Company’s credit facilities.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge.  The value of consigned precious metal is not included in the Company’s balance sheet.  As of June 30, 2008, H&H subsidiaries held customer metal comprised of 670,126 ounces of silver, 1,548 ounces of gold, and 1,421 ounces of palladium.  The market value per ounce of silver, gold, and palladium as of June 30, 2008 was $17.63, $929.68, and $467.00, respectively.

Liquidity

The Company is distributing at no charge to the holders of its common stock on August 22, 2008, non-transferable subscription rights to purchase up to an aggregate of approximately 142,857,114 shares of common stock at a subscription price of $1.40 per share through a rights offering. The purpose of the rights offering is to raise equity capital in a cost-effective manner that gives all of its stockholders the opportunity to participate.  Assuming the rights offering is fully subscribed, the Company would receive gross proceeds of approximately $200 million, less expenses of the rights offering.  The net proceeds will be used (i) to make partial payments to certain senior lenders to certain wholly-owned subsidiaries of WHX in the aggregate principal amount of up to $15 million; (ii) to redeem preferred stock issued by a wholly-owned subsidiary of WHX, which is held by Steel Partners, (iii) to purchase shares of common stock of CoSine Communications, Inc. from Steel Partners or to reserve such approximate amount to be used for working capital, (iv) to repay WHX indebtedness to Steel Partners, and (v) to repay indebtedness of such wholly-owned subsidiaries of WHX to Steel Partners.  The proposed rights offering includes an oversubscription privilege which permits each rights holder that exercises its rights in full, to purchase additional shares of common stock that remain unsubscribed at the expiration of the offering.  This oversubscription privilege is subject to (i) the availability and allocation of shares among persons exercising this oversubscription privilege and (ii) a maximum number of shares for which stockholders can oversubscribe for without endangering the availability of the Company’s NOLs under Section 382 of the Internal Revenue Code, in each case as further described in the rights offering documents.  Steel Partners has indicated that it intends to exercise all of its rights and to oversubscribe for the maximum number of shares it can oversubscribe for without (i) endangering the availability of the Company’s NOLs or (ii) increasing its ownership to in excess of 75% of the outstanding shares of WHX’s common stock.  There is no assurance WHX will be able to sell all or any of the shares being offered, and it is not likely that all of its stockholders will participate in the rights offering.  This may affect the Company’s ability to receive gross proceeds of up to $200 million in the rights offering, although Steel Partners has indicated to WHX that it intends to exercise all of its rights, subject to certain limitations, but has not made any formal commitment to do so.

The Company has incurred significant losses and negative cash flows from operations in recent years, and as of June 30, 2008 had an accumulated deficit of $435.0 million.  The Company had positive working capital of $15.0 million at December 31, 2007.  As of June 30, 2008, the Company’s current assets totaled $218.7 million and its current liabilities totaled $360.0 million; a working capital deficit of $141.3 million.  Included in the current liabilities as of June 30, 2008 is $158.5 million of debt which at December 31, 2007 was classified as long term, but has currently been classified as short-term since its maturity date is within twelve months (June 30, 2009). $104.2 million of such debt is owed to Steel Partners, the Company’s largest stockholder.  An additional $32.8 million of accrued interest and mandatorily redeemable preferred stock is also payable to Steel Partners as of June 30, 2008.  The amounts payable to Steel Partners are expected to be either partially or totally repaid after the completion of a rights offering that the Company is currently making to its common stockholders, as described above.

The Company intends to refinance H&H’s debt, but there can be no assurance that such financing will be available or available on terms acceptable to the Company. If the Company cannot refinance H&H’s debt that is due on June 30, 2009, there can be no assurance that H&H will be able to continue to operate its businesses or to provide the Company with additional capital to fund its operations.

WHX has as its sole source of cash flow distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $7.0 million, of which approximately $4.5 million has been distributed, (iii) the loan, distribution or other advance of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $3.2 million has already been distributed, and (iv) up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan, which contribution of $13.0 million was made on September 12, 2007.  H&H’s credit facilities are collateralized by substantially all of H&H’s assets.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying administrative costs.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, the required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, with no contribution required in 2008 and a $2.6 million contribution expected to be required in 2009.  As of June 30, 2008, WHX and its Unrestricted Subsidiaries had cash of approximately $0.1 million and current liabilities of approximately $8.5 million, including $5.9 million of mandatorily redeemable preferred shares plus accrued dividends payable to Steel Partners.  Pursuant to H&H’s credit facilities, as described above, H&H is permitted to lend to WHX a total of $2.5 million in addition to any required pension plan contributions.  In addition, under certain circumstances, H&H can lend WHX an additional $4.2 million.

H&H’s availability under its credit facilities as of December 31, 2007 was $12.3 million, and as of June 30, 2008 was $31.4 million.  Bairnco’s availability under its credit facilities as of December 31, 2007 was approximately $5.3 million, and as of June 30, 2008 was $8.1 million.

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco, (i) sold certain property in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year lease term with two 5 year renewal options.  Bairnco has agreed to guarantee the payment and performance under the lease. The proceeds from the sale were applied to repay a portion of the term loan under the First Lien Credit Agreement. On June 30, 2008, Bairnco amended the First Lien Credit Agreement and the Second Lien Credit Agreement to permit these transactions, the sale of certain other real property and related amendments.

On February 14, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the rights offering by March 31, 2008 in Bairnco and for such proceeds to be used to prepay at least $10 million of the term loan under its First Lien Credit Agreement, (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.  Steel Partners issued a limited guaranty in compliance with this amendment.  In February 2008, Bairnco prepaid the term loan under its First Lien Credit Agreement by approximately $1.8 million with tax refund proceeds, as permitted by the credit agreement, which reduced such $10.0 million obligation by the amount of such payment.

On February 14, 2008, H&H and certain of its subsidiaries amended their credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of the Term B Loan with Steel Partners in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the rights offering, less $5.0 million which shall be used to pay down the revolving credit facility under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty, both terms as defined above in the description of the February 14, 2008 amendment by Bairnco to its credit agreements, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and certain of its subsidiaries.

On January 22, 2008, H&H and certain of its subsidiaries amended their credit facilities to, effective January 11, 2008, among other things, (i) provide for a temporary reduction in the reserves required under the Wachovia Facilities from $2.5 million to $1.0 million until April 15, 2008, and (ii) revise the criteria of Foreign Accounts, as that term is defined in the Wachovia Facilities, to be included in the calculation of availability.

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of non-core assets, (iv) from the proceeds of the rights offering and (v) from other discrete transactions.  In addition, the proceeds of the rights offering are expected to be used to redeem preferred stock and to reduce indebtedness, and accordingly will not be available for general corporate purposes, except that $5.0 million of which shall be used to pay down the revolver under the Wachovia Facilities pursuant to the February 14, 2008 amendment to H&H’s credit facilities, and up to $5.9 million of which may be reserved for working capital.

The Company believes that the continuing improvements in its core operations primarily generated by the implementation of the WHX Business System, the substantial completion in 2007 of a major remediation of property relating to certain environmental liabilities, and the reduction in expected future pension plan contributions have permitted the Company to generate sufficient working capital to meet its obligations as they mature.  The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. If the Company’s planned cash flow projections are not met, management could consider the reduction of certain discretionary expenses and sale of certain assets.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, will be adequate to meet its cash requirements during the next twelve months.  However, if the Company’s cash needs are significantly greater than anticipated and/or the Company does not materially meet its business plans, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the reduction of certain discretionary expenses and sale of certain non-core assets.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  We intend to refinance H&H’s debt, but there can be no assurance that such financing will be available or available on terms acceptable to us. If the Company cannot refinance H&H’s debt that is due on June 30, 2009, there can be no assurance that H&H will be able to continue to operate its businesses or to provide WHX with additional capital to fund its operations.  The Company’s inability to generate sufficient cash flows from its operations or its inability to refinance H&H's debt could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

*******

When used in the Management's Discussion and Analysis, the words “anticipate”, “estimate” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, general economic conditions and, the ability of the Company to develop markets and sell its products and the effects of competition and pricing.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures are effective in ensuring that all  information required to be disclosed in reports that we file or submit  under the  Exchange Act is recorded,  processed,  summarized and reported within the time periods specified in the SEC  rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

 There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II    OTHER INFORMATION

ITEM 1.	Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 14- Contingencies-Legal Matters, of this report.

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

August 5, 2008