Form 10-Q
period 2008-09-30
WHX CORP
filed 2008-11-07
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☒     No ☐

The number of shares of Common Stock issued and outstanding as of October 31, 2008 was 121,785,188

Part I. Item 1: Financial Statements

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share)

Net sales	$199,753	$182,400	$579,414	$477,091
Cost of goods sold	147,678	147,796	438,292	382,837
Gross profit	52,075	34,604	141,122	94,254

Selling, general and administrative expenses	33,123	33,627	101,235	83,145
Proceeds from insurance claims, net	(757)	-	(3,447)	(5,689)
Environmental remediation expense	-	2,527	-	2,527
Loss on disposal of assets	13	153	159	288

Income (loss) from operations	19,696	(1,703)	43,175	13,983

Other:
Interest expense	9,175	10,652	30,418	28,558
Realized and unrealized loss (gain) on derivatives	(400)	963	925	1,039
Other expense	642	138	716	328

Income (loss) before taxes	10,279	(13,456)	11,116	(15,942)

Tax provision	811	213	2,527	2,230

Net income (loss)	$9,468	$(13,669)	$8,589	$(18,172)

Basic and diluted per share of common stock

Net income (loss) per share	$0.55	$(1.37)	$0.69	$(1.82)

Weighted average number of common shares outstanding	17,291	10,000	12,457	10,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Dollars and shares in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19,686	$6,090
Trade and other receivables - net	116,365	89,546
Inventories	78,115	83,709
Deferred income taxes	3,432	3,339
Other current assets	9,361	12,023
Total current assets	226,959	194,707

Property, plant and equipment at cost, less accumulated depreciation and amortization	114,189	124,336
Goodwill	64,760	64,317
Other intangibles, net	37,707	39,892
Other non-current assets	17,720	18,337
	$461,335	$441,589

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Trade payables	$58,679	$49,053
Accrued environmental liability	7,157	7,805
Accrued liabilities	43,540	40,308
Accrued interest - related party	-	19,615
Current portion of long-term debt	60,168	7,513
Current portion of long-term debt-related party	44,098	-
Short-term debt - related party	-	5,100
Short-term debt	37,049	50,180
Deferred income taxes	142	142
Total current liabilities	250,833	179,716

Long-term debt	76,302	141,678
Long-term debt - related party	10,000	154,901
Accrued pension liability	8,934	15,653
Other employee benefit liabilities	7,621	7,595
Deferred income taxes	7,931	8,217
Other long-term liabilities	5,418	3,374
	367,039	511,134
Stockholders' (Deficit) Equity:
Preferred stock - $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 and 50,000 shares; issued and outstanding 121,785 and 10,000 shares, respectively	1,218	100
Warrants	-	1,287
Accumulated other comprehensive loss	(32,912)	(32,559)
Additional paid-in capital	551,522	395,748
Accumulated deficit	(425,532)	(434,121)
	94,296	(69,545)
	$461,335	$441,589

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$8,589	$(18,172)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,260	13,325
Non-cash stock based compensation	378	1,644
Acquired in-process research and development	-	1,520
Amortization of debt-related costs	1,441	1,421
Payment-in-kind interest on related party debt	5,285	3,018
Curtailment of employee benefit obligations	-	727
Deferred income taxes	(362)	(218)
Loss on asset dispositions	159	288
Equity in after-tax income of affiliated companies	(27)	(41)
Unrealized loss (gain) on derivatives	(249)	144
Reclassification of net cash settlements on derivative instruments	1,174	895
Decrease (increase) in operating assets and liabilities, net of effect of acquisitions:
Trade and other receivables	(26,964)	(17,311)
Inventories	5,254	11,497
Other current assets	2,446	1,363
Accrued interest-related party	(19,615)	5,633
Other current liabilities	1,938	(18,612)
Other items-net	(208)	391
Net cash used in operating activities	(4,501)	(12,488)
Cash flows from investing activities:
Acquisition of Bairnco, net of cash acquired	-	(99,492)
Plant additions and improvements	(9,926)	(7,040)
Net cash settlements on derivative instruments	(1,174)	(895)
Proceeds from sales of assets, net	8,179	4,323
Net cash used in investing activities	(2,921)	(103,104)
Cash flows from financing activities:
Proceeds of stock rights offering	155,790	-
Proceeds from term loans - related party	-	115,080
Proceeds from term loans - domestic	4,000	76,000
Proceeds from term loans - foreign	-	93
Net revolver borrowings (repayments)	(13,127)	7,878
Repayments of term loans - foreign	(371)	(365)
Repayments of term loans - domestic	(16,394)	(20,694)
Repayments of term loans - related party	(111,188)	(55,499)
Deferred finance charges	(1,534)	(3,937)
Net change in overdrafts	3,845	1,001
Net cash provided by financing activities	21,021	119,557
Net change for the period	13,599	3,965
Effect of exchange rate changes on net cash	(3)	201
Cash and cash equivalents at beginning of period	6,090	4,776
Cash and cash equivalents at end of period	$19,686	$8,942

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Nine Months Ended September 30, 2008
	(dollars and shares in thousands)

	Shares	Common Stock,		Accumulated
	of	Warrants and		Other	Total
	Common	Additional Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Capital	Deficit	Loss	(Deficit) Equity

Balance at January 1, 2008	10,000	$397,135	$(434,121)	$(32,559)	$(69,545)

Amortization of stock options	-	487	-	-	487

Net income	-	-	8,589	-	8,589

Foreign currency translation adjustment	-	-	-	(353)	(353)

Stock rights offering	111,785	155,118	-	-	155,118

Balance at September 30, 2008	121,785	$552,740	$(425,532)	$(32,912)	$94,296

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - The Company and Nature of Operations

WHX Corporation, the parent company (“WHX”), invests in and manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), which is a diversified manufacturing company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco Corporation (“Bairnco”).  Bairnco operates business units in three reportable segments: Arlon Electronic Materials segment, Arlon Coated Materials segment, and Kasco Replacement Products and Services. See Note 13 for a description of the business and products of each of the Company’s segments.  H&H and Bairnco principally operate in North America.  The results of operations of Bairnco are included in the financial results of WHX beginning April 13, 2007.  WHX, together with all of its subsidiaries, are referred to herein as the “Company.”

Note 2 – Liquidity

The Company recorded net income of $8.6 million for the nine month period ended September 30, 2008.  Nevertheless, it has incurred significant losses and negative cash flows from operations in recent years, and as of September 30, 2008 had an accumulated deficit of $425.5 million.  As of September 30, 2008, the Company’s current assets totaled $227.0 million and its current liabilities totaled $250.8 million; a working capital deficit of $23.8 million.  Included in the current liabilities as of September 30, 2008 is $101.5 million of H&H debt, $44.1 million of which is owed to Steel Partners, which has been classified as short-term since its maturity date of June 30, 2009 is within twelve months.

Rights Offering

On September 25, 2008, the Company completed its previously announced rights offering. The purpose of the rights offering was to raise equity capital in a cost-effective manner that gave all of the Company’s stockholders the opportunity to participate.   The Company sold 111,784,591 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $1.40 per share, for an aggregate purchase price of $156,498,427.  Steel Partners II, L.P. (“Steel Partners”), the Company’s largest stockholder, subscribed for 86,309,098 shares of the Company’s common stock for an aggregate purchase price of approximately $120,832,737, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the rights offering, Steel Partners owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the rights offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by Steel Partners, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to Steel Partners of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to Steel Partners.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date described below.

Handy & Harman and Bairnco

The Company intends to refinance H&H’s debt, but there can be no assurance that such financing will be available or available on terms acceptable to the Company. Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will improve or when the credit contraction will stop.  As a result of the ongoing credit market turmoil, the Company may not be able to obtain debt or equity financing or to refinance H&H’s existing indebtedness on favorable terms, which could affect its strategic operations and its financial performance. If the Company cannot refinance H&H’s debt that is due on June 30, 2009, there can be no assurance that H&H will be able to continue to operate its business.

H&H’s availability under its credit facilities as of December 31, 2007 was $12.3 million, and as of September 30, 2008 was $43.9 million.  The September 30th availability level reflects a seasonal increase that is not expected to be maintained throughout the balance of 2008.  Bairnco’s availability under its credit facilities as of December 31, 2007 was $5.3 million, and as of September 30, 2008 was $4.8 million.

On October 29, 2008, Bairnco and certain of its subsidiaries amended its Credit Agreement with Ableco Finance LLC (“Ableco”)(the “Second Lien Credit Agreement”) and its Credit Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”)(the “First Lien Credit Agreement”).  Each of the First Lien Credit Agreement and Second Lien Credit Agreement was amended to, among other things, (i) reset the levels of certain financial covenants, (ii) provide for the payment from the Company’s rights offering of $8.2 million to reduce the term loan pursuant to the First Lien Credit Agreement with Wells Fargo and terminate the limited guaranty made by Steel Partners in favor of Ableco (the “Steel Partners Working Capital Guaranty”), (iii) provide for the payment from the Company’s rights offering of $3.0 million to reduce the outstanding term loan pursuant to the Second Lien Credit Agreement with Ableco and $2.0 million to reduce the outstanding revolving loan pursuant to the First Lien Credit Agreement with Wells Fargo, (iv) permit cash interest payments under Bairnco’s credit agreement with Steel Partners (the “Subordinated Debt Credit Agreement”) subject to certain conditions, and (v) permit the assignment of Bairnco’s obligations under the Subordinated Debt Credit Agreement to WHX.

The Second Lien Credit Agreement with Ableco was also amended to provide for, among other things, a reduction in the existing limited guaranty by H&H, from up to $10 million to up to $7 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the Security Agreement by H&H in favor of Ableco (the “H&H Security Agreement”) and the Limited Continuing Guaranty by H&H in favor of Ableco (the “H&H Guaranty”).

On October 29, 2008, H&H and certain of its subsidiaries amended its Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”)(the “Wachovia Facilities”) and its Loan and Security Agreement with Steel Partners (the “Term B Loan”).  Each of the Wachovia Facilities and the Term B Loan was amended to, among other things, provide for a reduction in the existing H&H Guaranty from up to $10 million to up to $7 million as described above.

On September 29, 2008, the Company amended the Wachovia Facilities to, among other things, eliminate the requirement that the proceeds of WHX’s rights offering be paid to the lenders of the Wachovia Facilities.  In connection with the amendment to the Wachovia Facilities, the Company entered into a letter agreement with Ableco pursuant to which the Company agreed that, within 10 days after the effective date of the amendment, an additional $5.0 million from the proceeds of the Company’s recently completed rights offering was to be either (a) remitted to Bairnco, and simultaneously used by Bairnco to prepay its term loans with either Wells Fargo or Ableco or (b) remitted to H&H and simultaneously used by H&H to permanently prepay term loans under the Wachovia Facilities.  The date by which such proceeds were to be remitted as provided in the letter agreement was subsequently extended to October 29, 2008.

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco, (i) sold certain property in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year lease term with two 5 year renewal options.  Bairnco agreed to guarantee the payment and performance under the lease. The proceeds from the sale were applied to repay a portion of the term loan under the First Lien Credit Agreement with Wells Fargo. On June 30, 2008, Bairnco amended the First Lien Credit Agreement and its Second Lien Credit Agreement with Ableco to permit these transactions, the sale of certain other real property and related amendments.

On February 14, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the rights offering by March 31, 2008 in Bairnco and for such proceeds to be used to prepay at least $10 million of the term loan under its First Lien Credit Agreement, (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.  Steel Partners issued the Steel Partners Working Capital Guaranty in compliance with this amendment.  In February 2008, Bairnco prepaid the term loan under its First Lien Credit Agreement by approximately $1.8 million with tax refund proceeds, as permitted by the credit agreement, which reduced such $10 million obligation by the amount of such payment.

On February 14, 2008, H&H and certain of its subsidiaries amended their credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of its Term B Loan with Steel Partners in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the rights offering, less $5.0 million which was to be used to pay down the revolving credit facility under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and certain of its subsidiaries.

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

WHX Corporation, the parent company

WHX has as its sole source of cash flow, distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $7.0 million, of which $1.0 million was available to WHX as of September 30, 2008, and subsequently distributed as of October 31, 2008, (iii) the loan, distribution or other advance of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $4.2 million was available to WHX as of September 30, 2008 and of that amount, $3.4 million was subsequently distributed as of October 31, 2008, and (iv) up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan, which contribution of $13.0 million was made on September 12, 2007.  H&H’s credit facilities are collateralized by substantially all of H&H’s assets.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco, and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying administrative costs.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under the Employee Retirement Income and Security Act of 1974, as amended (“ERISA”).  As a result of such accelerated contribution, the required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, with no contribution required in 2008, and a $2.6 million contribution expected to be required in 2009. However, the foregoing estimated minimum funding requirements do not reflect the recent decline of stock prices across a significant cross-section of the United States stock market, which could result in higher minimum payments being required in years subsequent to 2008.  As of September 30, 2008, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX (collectively, its “Unrestricted Subsidiaries”) had cash of approximately $15.2 million (including the remaining proceeds of the rights offering discussed above) and current liabilities of approximately $2.4 million.  Pursuant to H&H’s credit facilities as described above,  H&H had the ability as of September 30, 2008 to lend WHX a total of $4.4 million, which was subsequently lent in October 2008.  As of October 31, 2008, WHX had cash of $5.6 million, which is believed to be adequate to fund WHX’s operations in the ordinary course over the next twelve months.

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of non-core assets, and (iv) from other discrete transactions.

The Company

The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the reduction of certain discretionary expenses and sale of certain assets.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  We intend to refinance H&H’s debt, but there can be no assurance that such financing will be available or available on terms acceptable to us. If the Company cannot refinance H&H’s debt that is due on June 30, 2009, there can be no assurance that H&H will be able to continue to operate its businesses.  The Company’s inability to generate sufficient cash flows from its operations or its inability to refinance H&H’s debt could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

Note 3 – Acquisition of Bairnco

In April 2007, WHX acquired Bairnco’s outstanding common stock pursuant to a tender offer for $13.50 per share.  The total purchase price of the stock was $101.4 million, and in addition, the acquisition included the assumption of $31.1 million of Bairnco’s then-existing debt (the “Bairnco Acquisition”).

The Bairnco Acquisition was accounted for under the purchase method of accounting. Effective April 13, 2007, the consolidated financial statements of the Company include the actual results of operations of Bairnco. The following table summarizes unaudited actual financial data for the three and nine month periods ended September 30, 2008, as compared to pro forma financial data for the combined companies for the three and nine month periods ended September 30, 2007, as though the Company had acquired Bairnco as of January 1, 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	ACTUAL	PRO FORMA	ACTUAL	PRO FORMA
	(in thousands)
Net sales	$199,753	$182,400	$579,414	$531,860

Income from operations	$19,696	$6,589	$43,175	$15,478

Income (loss) before income taxes	$10,279	$(4,777)	$11,116	$(18,676)

Net income (loss)	$9,468	$(5,521)	$8,589	$(21,256)

Net income (loss) per common share	$0.55	$(0.55)	$0.69	$(2.13)

Included in the above pro forma results for the three and nine months ended September 30, 2007 are non-recurring pre-tax charges of $0.2 million and $1.4 million, respectively, relating to the tender offer for Bairnco shares, as well as an environmental remediation charge of $2.5 million in each period.  The nine month period of 2007 includes charges totaling $5.7 million relating to amounts owed due to the change in control of Bairnco, as well as pretax income of $5.7 million resulting from the settlement of an insurance claim from a prior year.

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

Included in the pretax results for the three and nine month periods ended September 30, 2008 is pretax income of $0.8 million and $3.4 million, respectively, resulting from the settlement of insurance claims from prior years.

 Pro forma adjustments to the historical results of operations for the period ended September 30, 2007 include additional interest expense on the acquisition-related financing, adjustments to depreciation and amortization expense relating to the difference in the basis of fixed assets and acquired amortizable intangibles, and the elimination of federal income taxes on Bairnco’s results of operations.  Since Bairnco will be included in the consolidated federal income tax return of WHX, and due to the uncertainty of realizing the benefit of WHX’s net operating loss carryforwards (“NOLs”) in the future, a deferred tax valuation allowance has been established on a consolidated basis.

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Note 6 - Net Income (Loss) Per Share

The computation of basic income or loss per common share is calculated by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share)

Net income (loss)	$9,468	$(13,669)	$8,589	$(18,172)
Weighted average number of common shares outstanding	17,291	10,000	12,457	10,000

Net income (loss) per common share	$0.55	$(1.37)	$0.69	$(1.82)

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including warrants and stock options and other stock-based incentive compensation arrangements during the quarter and year-to-date period. However, no common share equivalents were dilutive in any period presented.  For the three and nine month periods ended September 2007, the Company reported a net loss and therefore, any outstanding warrants and stock options would have had an anti-dilutive effect.  For the three and nine month periods ended September 30, 2008, the Company’s outstanding warrants and stock options were not dilutive because the exercise price of such warrants and options were in excess of the market price of the Company’s common stock.  As of February 28, 2008, all of the Company’s outstanding warrants expired.  As of September 30, 2008, stock options for an aggregate of 660,750 shares are excluded from the calculation of net income per share.

Note 7 – Stockholders’ (Deficit) Equity

Authorized and Outstanding Shares

On September 16, 2008, the Company’s Annual Meeting of stockholders was held, at which time the Company’s stockholders approved a proposal to authorize the Board of Directors of the Company, at its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital stock from 55,000,000 shares, consisting of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $0.01 per share (“Preferred Stock”), to a total of 185,000,000 shares, consisting of 180,000,000 shares of common stock and 5,000,000 shares of Preferred Stock, as well as to make certain clarifying amendments to such Amended and Restated Certificate of Incorporation.  Such amendments were filed with the State of Delaware on September 19, 2008.

The Company has scheduled a special meeting of stockholders on November 19, 2008 to vote upon a proposal to authorize the Board of Directors of the Company to effect a reverse stock split of the Company’s common stock at a ratio within a range from between 1-for-3 and 1-for-10, such ratio to be determined by the Board of Directors.

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

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 was comprised of:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$9,468	$(13,669)	$8,589	$(18,172)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,015)	989	(353)	2,028
Curtailment adjustment	-	-	-	1,346

Comprehensive income (loss)	$8,453	$(12,680)	$8,236	$(14,798)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive income (loss) balances as of September 30, 2008 and December 31, 2007 were comprised of:

(in thousands)	September 30,	December 31,
	2008	2007
Net actuarial losses and prior service costs and credits (net of tax of $5,262)	$(38,378)	$(38,378)
Foreign currency translation adjustment	5,466	5,819

	$(32,912)	$(32,559)

Note 8 – Inventories

Inventories at September 30, 2008 and December 31, 2007 were comprised of:

(in thousands)	September 30,	December 31,
	2008	2007

Finished products	$33,541	$38,468
In - process	14,521	15,547
Raw materials	28,855	25,257
Fine and fabricated precious metal in various stages of completion	2,440	9,486
	79,357	88,758
LIFO reserve	(1,242)	(5,049)
	$78,115	$83,709

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As these derivatives are not designated as accounting hedges under Statement of Financial Accounting Standards No. 133, they are accounted for as derivatives with no hedge designation.  Accordingly, H&H recognizes realized and unrealized gains and losses on the derivative instruments related to precious metal.  Such realized and unrealized gains and losses are recorded in current period earnings as other income or expense in the Company's consolidated statement of operations. The three month periods ended September 30, 2008 and 2007 include a gain of $0.4 million and a loss of $1.0 million, respectively, on derivative instruments. The nine month periods ended September 30, 2008 and 2007 include losses of $0.9 million and $1.0 million, respectively.

 In addition, H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO value cost by $1.2 million and $5.0 million at September 30, 2008 and December 31, 2007, respectively.  The Company has recognized $2.5 million of profit during the period from the liquidation of LIFO inventory, to the extent that such inventory is not expected to be reinstated by year-end.  It has deferred $1.3 million of LIFO inventory liquidation gains as of September 30, 2008 on the portion of the inventory liquidation that is expected to be reinstated by year end.  Such deferral is included in accrued liabilities on the September 30, 2008 consolidated balance sheet.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  In 2007, a subsidiary of H&H received 500,000 troy ounces of silver from a single customer under an unallocated pool account agreement. Such agreement is cancelable by the customer upon six months notice. As of September 30, 2008, H&H held customer metal in the following quantities:  802,705 ounces of silver, 1,631 ounces of gold, and 1,391 ounces of palladium.

Supplemental inventory information is as follows:

	September 30,	December 31,
	2008	2007
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$1,198	$4,436
Market value per ounce:
Silver	$13.45	$14.81
Gold	$884.20	$834.70
Palladium	$235.00	$364.00

Note 9 – Pensions, Other Postretirement and Post-Employment Benefits

The following table presents the components of net periodic pension cost (credit) for the Company’s pension plans for the three and nine month periods ended September 30, 2008 and 2007.  The pension cost (credit) of the Bairnco pension plans is included in the table beginning on the acquisition date of April 13, 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Service cost	$93	$96	$279	$261
Interest cost	6,663	6,671	19,989	19,017
Expected return on plan assets	(8,954)	(8,499)	(26,861)	(24,285)
Amortization of prior service cost	25	20	75	75
Recognized actuarial (gain)/loss	-	151	-	675
	$(2,173)	$(1,561)	$(6,518)	$(4,257)

In addition to its pension plans, which are included in the table above, the Company also maintains several other postretirement benefit plans covering certain of its employees.  The approximate aggregate expense for these plans was $0.1 million for both of the three month periods ended September 30, 2008 and 2007, and $0.3 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively.  The higher expense in 2007 was the result of a one time curtailment charge of $0.7 million to redesign the benefit plan of one of the subsidiaries of H&H.

Note 10 – Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
(in thousands)

Long-term Debt-Non Related Party:
H&H Credit Facility-Term Loan A	$7,962	$9,742
H&H Term Loan	44,333	42,000
H&H Supplemental Term Loan	4,379	5,277
Other H&H debt-domestic	6,618	6,724
Other H&H debt-foreign	5,016	5,420
Bairnco Term Loans	63,439	75,067
Bairnco China foreign loan facility	4,723	4,961
Total debt-non related party	136,470	149,191
Less portion due within one year	60,168	7,513
Long-term debt-non related party	76,302	141,678

Long-term Debt-Related Party:
H&H Term B Loan	44,098	104,165
Bairnco Subordinated Loan	10,000	33,957
WHX Subordinated Loan	-	16,779
Total debt-related party	54,098	154,901
Less portion due within one year	44,098	-
Long-term debt-related party	10,000	154,901

Total long-term debt	$86,302	$296,579

The major reason for the decline in the debt balance from December 31, 2007 to September 30, 2008 was the repayment of debt using the proceeds of the Company’s rights offering completed in September (see Note 2).

As of September 30, 2008, the majority of H&H’s debt has been classified as short-term since its maturity date is within twelve months (June 30, 2009); whereas as of December 31, 2007, such debt was classified as long-term since its maturity date exceeded one year.  The Company intends to refinance H&H’s debt but there can be no assurance that such financing will be available or available on terms acceptable to the Company.

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

On February 14, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the rights offering by March 31, 2008 in Bairnco and for such proceeds to be used to prepay at least $10 million of the term loan under its First Lien Credit Agreement,  (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.  Steel Partners issued the Steel Partners Working Capital Guaranty in compliance with this amendment.  In February 2008, Bairnco prepaid the term loan under its First Lien Credit Agreement by approximately $1.8 million with tax refund proceeds, as permitted by the credit agreement, which reduced such $10 million obligation by the amount of such payment.

On February 14, 2008, H&H and certain of its subsidiaries amended their credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of the Term B Loan with Steel Partners in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the rights offering, less $5.0 million which was to be used to pay down the revolving credit facility under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and certain of its subsidiaries.

On June 30, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to permit the sale and leaseback of certain property located in Rancho Cucamonga, California (see Note 12), the sale of certain other real property, and related amendments.

On September 29, 2008, the Company amended the Wachovia Facilities to, among other things, eliminate the requirement that the proceeds of WHX’s rights offering be paid to the lenders of the Wachovia Facilities.  In connection with the amendment to the Wachovia Facilities, the Company entered into a letter agreement with Ableco pursuant to which the Company agreed that, within 10 days after the effective date of the amendment, an additional $5.0 million from the proceeds of the Company’s recently completed rights offering was to be either (a) remitted to Bairnco, and simultaneously used by Bairnco to prepay its term loans with either Wells Fargo or Ableco or (b) remitted to H&H and simultaneously used by H&H to permanently prepay term loans under the Wachovia Facilities.  The date by which such proceeds were to be remitted as provided in the letter agreement was subsequently extended to October 29, 2008.

On October 29, 2008, Bairnco and certain of its subsidiaries amended both the First Lien Credit Agreement and the Second Lien Credit Agreement to, among other things, (i) reset the levels of certain financial covenants, (ii) provide for the payment from the Company’s rights offering of $8.2 million to reduce the term loan pursuant to the First Lien Credit Agreement with Wells Fargo and terminate the Steel Partners Working Capital Guaranty, (iii) provide for the payment from the Company’s rights offering of $3.0 million to reduce the outstanding term loan pursuant to the Second Lien Credit Agreement with Ableco and $2.0 million to reduce the outstanding revolving loan pursuant to the First Lien Credit Agreement with Wells Fargo, (iv) permit cash interest payments under the Subordinated Debt Credit Agreement with Steel Partners subject to certain conditions, and (v) permit the assignment of Bairnco’s obligations under the Subordinated Debt Credit Agreement to WHX.

The Second Lien Credit Agreement with Ableco was also amended to provide for, among other things, a reduction in the H&H Guaranty from up to $10 million to up to $7 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.

On October 29, 2008, H&H and certain of its subsidiaries amended the Wachovia Facilities and its Term B Loan with Steel Partners.  Each of the Wachovia Facilities and the Term B Loan was amended to, among other things, provide for a reduction in the H&H Guaranty from up to $10 million to up to $7 million as described above.

Note 11 - Income Taxes

For the three month periods ended September 30, 2008 and 2007, tax provisions of $0.8 million and $0.2 million, respectively, were recorded, and for the nine month periods ended September 30, 2008 and 2007, tax provisions of $2.5 million and $2.2 million, respectively, were recorded, principally for state and foreign income taxes.  The Company has not recorded a federal income tax provision in 2008 or a federal income tax benefit in 2007 due to the uncertainty of realizing the benefit of the Company’s NOLs in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods.

Note 12 - Asset Sales

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco and part of its Arlon Electronic Materials segment, (i) sold land and a building located in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year lease term with two 5 year renewal options.  Bairnco has agreed to guarantee the payment and performance under the lease. The proceeds from the sale were applied to repay a portion of the term loan under the First Lien Credit Agreement. The property has been removed from the books, but the recognition of the gain on the sale of the property of $1.8 million has been deferred.  $1.7 million of such deferred gain is included in Other Long-term Liabilities, and $0.1 million is included in Accrued Liabilities on the consolidated balance sheet as of September 30, 2008.  The gain will be recognized ratably over the 15 year lease term as a reduction of lease expense.

On March 4, 2007, the Company sold certain assets, including the land and building, certain machinery and equipment, and inventory of Handy & Harman Electronic Materials Corporation (“HHEM”) for net proceeds of approximately $3.8 million. HHEM was part of the Company’s Precious Metal segment.   In December 2006, the Company recorded an asset impairment charge of $3.4 million relating to the HHEM long-lived assets offered for sale, in accordance with Statement of Financial Accounting Standards No. 141.  The amount of the impairment loss was based upon the actual selling price of the HHEM long-lived assets in March 2007.  Upon sale, the Company recognized a loss of $0.4 million relating to the sale of inventory, which is included in cost of goods sold for the nine month period ended September 30, 2007.  Under the terms of the sale agreement, the Company has retained responsibility for any pre-existing environmental conditions requiring remediation at a Rhode Island site.

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

The following table presents information about reportable segments for the three and nine month periods ending September 30, 2008 and 2007.  Information about the Bairnco reportable segments in 2007 includes the period April 13, 2007 through September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Net Sales:
Precious Metal	$40,344	$36,994	$131,624	$114,202
Tubing	31,986	30,801	93,191	91,051
Engineered Materials	74,884	64,670	198,636	178,820
Arlon Electronic Materials (a)	16,777	15,470	48,409	29,487
Arlon Coated Materials (a)	19,103	18,213	56,763	32,896
Kasco (a)	16,659	16,252	50,791	30,635
Total net sales	$199,753	$182,400	$579,414	$477,091

Operating income (loss) before corporate allocations:
Precious Metal (d)	$6,759	$2,791	$14,120	$6,738
Tubing	2,776	1,525	7,864	3,241
Engineered Materials	9,238	7,967	20,458	17,577
Arlon Electronic Materials (a) (b)	1,849	(3,326)	4,232	(896)
Arlon Coated Materials (a) (b)	185	(2,184)	(211)	(1,969)
Kasco (a) (b)	625	(531)	2,703	180
Total	21,432	6,242	49,166	24,871

Corporate expenses allocation:
Precious Metal	987	1,276	3,141	3,735
Tubing	923	1,182	2,940	3,379
Engineered Materials	862	1,108	2,742	3,147
Arlon Electronic Materials (a)	232	389	814	666
Arlon Coated Materials (a)	279	451	955	740
Kasco (a)	235	408	854	691
Total	3,518	4,813	11,446	12,357

Segment operating income (loss):
Precious Metal (d)	5,772	1,515	10,979	3,003
Tubing	1,853	343	4,924	(138)
Engineered Materials	8,376	6,859	17,716	14,430
Arlon Electronic Materials (a) (b)	1,617	(3,715)	3,418	(1,562)
Arlon Coated Materials (a) (b)	(94)	(2,635)	(1,166)	(2,709)
Kasco (a) (b)	390	(939)	1,849	(511)
Segment operating income	17,914	1,429	37,720	12,514

Unallocated corporate expenses	1,147	2,021	4,388	5,685
Unallocated pension credit	(2,185)	(1,569)	(6,555)	(4,280)
Proceeds from insurance claims, net	(757)	-	(3,447)	(5,689)
Environmental remediation expense ( c )	-	2,527	-	2,527
Loss on disposal of assets	13	153	159	288
Income (loss) from operations	19,696	(1,703)	43,175	13,983

Interest expense	9,175	10,652	30,418	28,558
Realized and unrealized (gain) loss on derivatives	(400)	963	925	1,039
Other expense	642	138	716	328
Income (loss) before taxes	$10,279	$(13,456)	$11,116	$(15,942)

(a)	The results of the Bairnco Segments in 2007 reflect the period subsequent to its acquisition, April 13 through September 30, 2007.
(b)
The following non-recurring charges relating to the purchase accounting for the Bairnco Acquisition are included in the three and nine month 2007 results above:  Arlon EM-$3,956, Arlon CM-$2,425, and Kasco-$1,465. The operating income (loss) for the Arlon Coated Materials segment includes $0.3 million and $1.6 million of move costs in the quarter and nine month period ended September 30, 2008, respectively, to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the results of the periods were negatively impacted by a plant shutdown and related operating inefficiencies related to the move.

(c)
Environmental remediation expenses have not been allocated to the reporting segments since the related facilities have been closed for several years and are not indicative of current operating results.

(d)
The Precious Metal segment operating income for the three and nine month periods ended September 30, 2008 includes income of $2.5 million related to the liquidation of precious metal inventories valued at LIFO cost.

Note 14 - Contingencies

Legal Matters:

HH East Parcel, LLC.  V. Handy & Harman

This action arose out of a purchase and sale agreement entered into in 2003 whereby H&H agreed to sell a portion of a commercial site in Connecticut (“Sold Parcel”) to HH East Parcel, LLC (“HH East”).  On or about April 5, 2005, HH East filed a Demand for Arbitration with the American Arbitration Association seeking legal and equitable relief including completion of the remediation of environmental conditions at the site in accordance with the terms of the agreement.  An arbitration hearing was held in October 2005, pursuant to which HH East was awarded, among other things, an amount equal to $5,000 per day from January 1, 2005 through the date on which remediation is completed.  As of the completion date of the remediation, April 6, 2007, the award amounted to approximately $4.0 million.  H&H applied to the Connecticut Superior Court to have the arbitration award vacated.  On June 26, 2006, the court issued a decision denying H&H’s application and granting HH East’s motion to confirm the arbitration award.  H&H appealed that decision.  On May 23, 2008, H&H was notified that the Connecticut Supreme Court affirmed the lower court decision.  On September 2, 2008, the parties executed a settlement agreement pursuant to which the parties exchanged full mutual releases in exchange for a payment by H&H to HH East of $4.9 million.  In addition, HH East agreed to cease immediately all collection efforts and agreed to the release of all funds subject to orders of attachment.

H&H has been working cooperatively with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a consent order entered into in 1989 that applies to the Sold Parcel and a remaining parcel that together with the Sold Parcel, comprises the commercial site discussed above.  H&H has been conducting an investigation of the remaining parcel, and is continuing the process of evaluating various options for its remediation.  The sale of the Sold Parcel, which is the subject of the above-referenced litigation, triggered statutory obligations under Connecticut law to investigate and remediate pollution at or emanating from the Sold Parcel.  Remediation of all soil conditions on site was completed on April 6, 2007, although H&H performed limited additional work on site, solely in furtherance of now concluded settlement discussions between HH East and H&H.  Although no groundwater remediation is required, there will be monitoring of the site for several years.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s Soil Action Remediation Action Report, dated December 28, 2007 as amended by an addendum letter dated July 15, 2008, thereby concluding the active remediation of the site. Approximately $29.0 million was expended through September 30, 2008, and the remaining remediation and monitoring costs are expected to approximate $0.2 million.  H&H received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and is pursuing its potential entitlement to additional coverage.

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

Sumco Inc. V. Underwriters At Lloyd’s, London, Lexington Insurance Company, Hartford Fire Insurance Company, and Wurttembergische Versicherung AG

On July 7, 2004, Sumco Inc. (“Sumco”), a wholly-owned subsidiary of H&H, filed suit in the Marion County Superior Court of Indiana against certain underwriters affiliated with Lloyd’s, London, Lexington Insurance Company, Hartford Fire Insurance Company, and Wurttembergische Versicherung AG (the defendants).  Sumco sought to recover monies from these insurance carriers for losses incurred as a result of a January 20, 2002 fire at its metal plating facility in Indianapolis, Indiana.  Defendants had previously paid $5.0 million in claims.  The parties settled their claims in May 2007 for an aggregate payment to WHX of $5.7 million from the defendants, and an assignment to WHX of defendants’ interest in an interest-bearing escrow account with approximately $1.7 million in proceeds resulting from the settlement of subrogation claims against various third parties.  On August 29, 2007, Sumco filed a Declaratory Judgment action in the Marion County Superior Court of Indiana against Royal Indemnity Company and U.S. Fire Insurance Company, requesting a declaration that Sumco is entitled to the funds in the escrow account.  In December 2007, the defendants agreed to a partial disbursement of the escrow funds, pursuant to which the Company received approximately $849,000.  On September 11, 2008, the parties entered into settlement and release agreement pursuant to which the Company received $805,000 from the remaining escrow funds, which after paying the Company’s share of counsel fees and expenses resulted in an additional recovery of $786,101.

Environmental Matters

In connection with the Sold Parcel, H&H was responsible for demolition and environmental remediation of the site, the estimated cost of which was included in the loss on sale recorded in 2003.  In 2004, H&H determined that an increase in the reserve for environmental remediation was needed in the amount of $28.3 million.  This change in reserve was caused by the discovery of underground debris and soil contaminants that had not been anticipated.  These additional costs were included in environmental remediation expense.  An additional $4.0 million was also recorded in selling, general and administrative expenses in 2004 as a penalty related to the Sold Parcel.  H&H retains title to a parcel of land adjacent to the Sold Parcel.  This adjacent parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at September 30, 2008 and December 31, 2007.

H&H entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  H&H is actively remediating the property and continuing to investigate the most effective methods for achieving compliance with the ACO.  The latest remedial investigation report was filed with the NJDEP in December of 2007.  H&H anticipates entering into discussions in the near future with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  The ongoing cost of remediation is presently estimated at approximately $750,000.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are allocated 75% to the former owner/operator and 25% to H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of September 30, 2008, over and above the $1.0 million, total investigation and remediation costs of $904,000 and $302,000 have been expended by the former owner/operator and H&H, respectively, in accordance with the settlement agreement.  Additionally, H&H is currently being reimbursed through insurance coverage for a portion of the investigation and remediation costs for which the Company is responsible.  H&H believes that there is additional excess insurance coverage, which it intends to pursue as necessary.

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

In a case entitled Agere Systems, Inc., et al. v. Advanced Environmental Technology Corp., et al. (U.S. District Court, EDPA), five companies, all of which were PRPs for the Boarhead Farm site in Bucks County, Pennsylvania, brought CERCLA contribution and similar claims under Pennsylvania’s environmental laws against a number of companies in 2002.  A subsidiary of H&H, H&H Tube, was one of the defendants that the plaintiffs claimed contributed to the contamination of the Boarhead Farm site.  A number of the plaintiffs entered into consent decrees with the United States Environmental Protection Agency  (“EPA”) regarding the remediation of groundwater and soil contamination at the Boarhead Farm site.   The plaintiffs had already made substantial payments to the EPA in past response costs and had themselves incurred costs for groundwater and soil remediation, which was continuing.  Plaintiffs were seeking reimbursement of a portion of amounts incurred and an allocation of future amounts from H&H Tube and the other non-settling defendants.  The bench trial in this matter commenced on June 23, 2008 and concluded on July 2, 2008.  Following the submission of post-trial memoranda, and before the Court issued its decision in this matter, in July 2008 the parties settled the case with the payment by H&H Tube of $97,000 in exchange for a complete release.

In December 2007, H&H Tube and H&H filed a lawsuit against an insurer and several related entities seeking a declaration that the defendants were obligated to defend and indemnify H&H Tube with respect to the Boarhead Farm case.  On May 7, 2008, the parties executed a written settlement agreement resolving the lawsuit pursuant to which the insurer agreed to pay H&H Tube and H&H a cash settlement of $3,250,000 as follows: (i) $2,000,000 for indemnity paid immediately; (ii) $200,000 for defense costs paid immediately and (iii) $1,050,000 for defense costs to be paid in January 2009.

H&H received a notice letter from the EPA in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H then voluntarily joined a group of ten (10) other PRPs (which group has since increased to thirteen (13)) to work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine whether there are other parties that sent hazardous substances to the Superfund site but that have not received notice letters or been named as PRPs to date.  The PRP group submitted its good faith offer to the EPA in late October 2006.  The offer was contingent on the group arriving at an acceptable allocation amongst the PRPs.  All of the PRPs have reached proposed allocations as to percentages of responsibility for investigation and remediation costs at the Superfund site.  There is a “shortfall” in the overall allocation that is being shared, on a pro rata basis, among all of the participating PRPs.  The EPA has agreed to an orphan share for the past costs incurred through April 1, 2008 and has agreed to cap all future response and oversight costs at $2.9 million as further consideration for the orphan share.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  The parties expect the consent decree, which has not been filed as of October 30, 2008, to be filed by the end of November 2008.  The consent decree, after it is filed, will then be subject to a public comment period of no less than 30 days.  After the expiration of the 30 days (or such other time period), the court, in its discretion, can enter the consent decree.  Under the participation agreement and consent decree, H&H is required to make two payments.  One payment relates to the "true-up" of monies previously expended for remediation and is approximately $188,000. The second payment relates to H&H’s share of the early action items for the remediation project and is approximately $474,000.  There are some parties who have not participated to date in the consent decree negotiations and allocation process.  Any such non-participating party may be sued later under CERCLA.  That is a decision that will be made in the future by the participating PRPs.  It is anticipated that PRP remedial activities at the site will not begin until 2009.  The remediation of a significant amount of the contamination at the site is the responsibility of the Department of Energy (“DOE”).  That remediation is being accomplished by the U.S. Army Corps of Engineers (the “ACOE”).  The DOE portion of the work has begun but is not expected to be completed until 2009, at which time the remaining work will be more clearly defined.  H&H is a chemical PRP; not a radiological PRP.  The ACOE recently informed one of the radiological PRPs that it may seek contribution from that PRP for the portion of the remediation performed by the ACOE.  The radiological PRP in turn wishes to preserve its rights to sue the chemical PRPs in the event any portion of the ACOE's claim relates to chemical waste.  The PRPs investigated the nature of the ACOE's potential claim and determined, based on information currently available, that there is a minimal potential that the ACOE's claim can legally or factually result in a contribution claim against the chemical PRPs.  H&H has recorded a significant reserve in connection with this matter.

HHEM, a subsidiary of H&H, is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the property that is the subject of the Arista Development litigation discussed above.  HHEM is in discussions with the EPA, the MADEP and the plaintiff in the Arista case in connection with the remedial activities.  In addition, HHEM has engaged in discussions or received comments regarding its remedial plans from abutters.  Discussions with some abutters are ongoing and, although no formal claims have been asserted, it is possible that claims will be asserted.  Since discussions regarding these matters are not complete and since no claims have been asserted, it cannot be known what, if any, liability HHEM will have with respect to the abutters.

As discussed above, H&H and Bairnco (and/or one or more of their respective subsidiaries) have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco (and/or one or more of their respective subsidiaries) have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters.  The Company had $7.2 million accrued related to estimated environmental remediation costs as of September 30, 2008.  Based upon information currently available, including H&H and Bairnco’s prior capital expenditures, anticipated capital expenditures, and information available to H&H and Bairnco on pending judicial and administrative proceedings, H&H and Bairnco do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on their financial position, but there can be no such assurances.  Such costs could be material to H&H and Bairnco’s results of operations and cash flows.  We anticipate that H&H and Bairnco will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco are unable to fund these liabilities, claims could be made against WHX for payment of such liabilities.  As further information comes into the Company’s possession, it will continue to reassess such evaluations.

Other Litigation

Certain of the Company’s subsidiaries are defendants (“Subsidiary Defendants”) in numerous cases pending in a variety of jurisdictions relating to welding emissions.  Generally, the factual underpinning of the plaintiffs’ claims is that the use of welding products for their ordinary and intended purposes in the welding process causes emissions of fumes that contain manganese, which is toxic to the human central nervous system.  The plaintiffs assert that they were over-exposed to welding fumes emitted by welding products manufactured and supplied by the Subsidiary Defendants and other co-defendants.  The Subsidiary Defendants deny any liability and are defending these actions.  It is not possible to reasonably estimate the Subsidiary Defendants’ exposure or share, if any, of the liability at this time.

In addition to the foregoing cases, there are a number of other product liability, exposure, accident, casualty and other claims against WHX or certain of its subsidiaries in connection with a variety of products sold by such subsidiaries over several years, as well as litigation related to employment matters, contract matters, sales and purchase transactions and general liability claims, many of which arise in the ordinary course of business.  There is also one filed and served case in state court arising out of H&H’s sale of a used piece of equipment which allegedly caused a fire resulting in property damage and interruption of a third party’s business operations.  It is not possible to reasonably estimate the Company’s exposure or share, if any, of the liability at this time in any of these matters.

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

Comparison of the Third Quarter of 2008 with the Third Quarter of 2007

Net sales for the third quarter of 2008 increased by $17.4 million, or 9.5%, to $199.8 million, as compared to $182.4 million in the third quarter of 2007. The Precious Metal segment net sales increased by $3.4 million, or 9.1%, to $40.3 million. The increased sales were primarily driven by higher precious metal prices and increased volumes in certain markets, but significantly offset by declines in the domestic automotive market.  The Tubing segment sales increased by $1.2 million or 3.8% as strong growth in petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group were partially offset by weakness in the home appliance markets serviced by the Specialty Tubing Group. The Engineered Materials segment sales increased by $10.2 million, or 15.8%, driven by strong demand for commercial roofing fasteners and new product sales in the home center market.  Bairnco, which was acquired in April 2007, contributed $52.5 million in net sales for the third quarter of 2008, and $49.9 million of net sales in the third quarter of 2007, with higher sales in each of its segments.

In the third quarter of 2008 gross profit was $52.1 million, an increase of $17.5 million over 2007, and as a percentage of sales, increased to 26.1% from 19.0% in 2007.  The increase in gross profit was due to higher sales experienced by all of our operating segments, improved operating efficiencies, purchase accounting adjustments in 2007, a more profitable product mix, as well as the recognition of a gain of $2.5 million from the liquidation of precious metal inventories valued at LIFO. Management believes that less precious metal inventory will be required for ongoing operations due to operational efficiencies, and thus, does not expect to reinstate this inventory by year end. In 2007, a one-time charge to cost of goods sold was recognized for $5.5 million which related to the acquisition of Bairnco’s inventory purchased at fair value and subsequently sold in the third quarter.

Selling, general and administrative (“SG&A”) expenses decreased $0.5 million to $33.1 million, or 16.6% of sales, in 2008 from $33.6 million, or 18.4% of sales, in 2007. The 2007 period included $15.9 million of SG&A expenses of Bairnco which was acquired in April 2007, and such SG&A expenses reflect $1.5 million of non-recurring charges for the write-off of acquired research and development and $0.8 million of acquired backlog. It also includes amortization of $0.8 million due to the intangibles acquired in the Bairnco Acquisition. Excluding the $3.1 million of amortization expense, the remaining 2008 increase in SG&A expense of $2.6 million primarily relates to increases in compensation expense and variable selling costs.

In the third quarter of 2008, the final insurance settlement of $0.8 million was received related to a 2002 fire loss claim at a plant of a subsidiary company.

In the third quarter of 2007, environmental remediation expenses of $2.5 million were recorded, principally related to the Company’s estimated exposure at a superfund site.

Income from operations increased $21.4 million to $19.7 million in the third quarter of 2008 as compared to a loss of $1.7 million in the same period of 2007. The operating loss in the 2007 period reflects non-recurring charges of $7.8 million related to the Bairnco Acquisition for acquired manufacturing profit in inventory, acquired research and development costs, and acquired backlog. The remaining increase in 2008 was principally driven by increased sales and gross profit improvements in all of our operating segments.

Interest expense for the third quarter of 2008 decreased $1.5 million to $9.2 million from $10.7 million in the third quarter of 2007.  The decrease was due to a lower average debt balance in our revolving credit facilities and lower interest rates.

Realized and unrealized gains on derivatives were $0.4 million in the third quarter of 2008, compared to a $1.0 million loss in the third quarter of 2007. The derivative financial instruments utilized by H&H are precious metal forward and future contracts, which are used to economically hedge H&H’s precious metal inventory against price fluctuations.  Losses from such derivatives are incurred as precious metal market prices increase over the contract term, and gains are recognized as precious metal prices decrease over the contract term.  Decreases in market price occurred in the third quarter of 2008, resulting in gains on derivatives as compared to higher precious metal prices in the same period of 2007.

In the third quarter of 2008, a tax provision of $0.8 million was recorded, and in the third quarter of 2007, a tax provision of $0.2 million was recorded. The Company’s tax provision is principally for state and foreign taxes. The Company has not recorded a federal income tax provision in 2008 or a federal income tax benefit in 2007 due to the uncertainty of realizing the benefit of the Company’s NOLs in the future.  The Company has recorded a valuation allowance against deferred tax assets resulting from NOLs.

Net income for the third quarter of 2008 was $9.5 million, or $0.55 per share, compared to a net loss of $13.7 million or $1.37 per share for the third quarter of 2007.

The comments that follow compare revenues and operating income by segment for the third quarter of 2008 and 2007.

Precious Metal

Net sales for the Precious Metal segment for the third quarter of 2008 increased $3.4 million or 9.1%, to $40.3 million from $37.0 million in the third quarter of 2007. The segment experienced higher sales from higher average precious metal prices, increased market share in the HVAC and welding distribution markets, stronger sales in the energy exploration and electrical markets, partially offset by declines in the domestic automotive market.  In addition, an acquisition completed in late 2007 contributed $1.3 million, and the segment’s startup operations in China contributed $0.5 to sales in the third quarter.

Segment operating income was $5.8 million in the third quarter of 2008, compared to $1.5 million in the third quarter of 2007. In addition to the incremental gross profit from higher sales, there were favorable product mix shifts to higher margin products, and benefits from improved efficiencies at its principal operating facility.  In addition, the operating efficiencies have resulted in a permanent reduction of H&H’s precious metal inventory, which it records at last-in, first-out (“LIFO”) cost, subject to lower of cost or market, with any adjustments recorded through cost of goods sold. Since the Company believes that a portion of this inventory will not be reinstated by year-end, it has recognized $2.5 million of profit arising from the liquidation of such portion of the LIFO inventory.

Tubing

In the third quarter of 2008, net sales for the Tubing segment increased $1.2 million, or 3.8%, to $32.0 million from $30.8 million in the third quarter of 2007.  Strong demand for small diameter precision-drawn long coil seamless tubing that services the petrochemical and shipbuilding industries was the principal cause of a $3.0 million increase in net sales of the Stainless Steel Tubing Group.  The Specialty Tubing Group experienced reduced sales volume of $0.9 million resulting from lower sales to its customers in the home appliance industry.  Foreign operations declined by $1.0 million in the third quarter of 2008 compared to the third quarter of 2007.

Segment operating income increased by $1.5 million to $1.9 million in the third quarter of 2008 as compared to $0.3 million in the same period of 2007.  The improvement in operating income was principally the result of improved operating efficiencies within the Specialty Tubing Group, which experienced losses in the same period of the prior year.  Profit contribution from strong sales of the Stainless Steel Tubing Group also resulted in higher operating income for the segment.

Engineered Materials

Net sales for the Engineered Materials segment increased $10.2 million, or 15.8%, to $74.9 million from $64.7 million in the third quarter of 2007.  This increase was driven by strong demand for commercial roofing fasteners and new product sales in the lumber yard market in addition to price increases to offset the costs of higher steel.

Segment operating income increased by $1.5 million from $6.9 million in the third quarter of 2007 to $8.4 million in the same period of 2008.  The improvement in operating income was the result of the significantly higher sales and stable gross profit margin despite higher steel costs, pricing pressures, increased market share for lower margin private label products, and higher freight costs.  Operating efficiencies have also generated a significant reduction in segment inventory levels compared to prior year, enhancing cash flow.

Bairnco Segments

Net sales for the Bairnco Segments on a combined basis for the third quarter of 2008 increased by $2.6 million, or 5.2%, to $52.5 million from $49.9 million for the third quarter of 2007.  Arlon EM sales of $16.8 million were up $1.3 million, or 8.4%, from $15.5 million in the prior year as a result of a strong finish to the quarter primarily in the military and aerospace markets.  Arlon CM sales of $19.1 million improved $0.9 million, or 4.9%, from $18.2 million in 2007, driven by strong sales to global digital print media markets but partially offset by softness in the Asia container market.  Kasco's sales of $16.7 million were up $0.4 million, or 2.5%, from $16.3 million in the prior year, on improved domestic route sales and distributor sales.

Segment operating income for the Bairnco Segments on a combined basis for the third quarter of 2008 was $1.9 million, as compared to an operating loss of $7.3 million for the third quarter of 2007, an increase of $9.2 million. 2007 included a one-time $5.6 million charge related to the inventory fair value write-up for purchase accounting and subsequent recognition of that higher value as product was sold. The 2007 period also included $1.5 million of non-recurring purchase accounting charges for the write-off of acquired research and development and $0.8 million of acquired backlog.  Arlon EM operating income improved by $5.3 million from the same quarter of the prior year, due to the elimination of purchase accounting charges of $3.9 million in addition to improved sales and gross margin from sales mix and increased production volumes and operating efficiencies.  Arlon CM segment operating income improvement of $2.5 million was due to the elimination of purchase accounting charges of $2.4 million in addition to increased sales and related production volumes and operating efficiencies, partly offset by $0.3 million of move-related costs to consolidate two plants into one. Kasco’s operating income increased by $1.3 million primarily due to the elimination of purchase accounting charges of $1.5 million in 2007.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased $0.9 million to $1.1 million in the third quarter of 2008 from $2.0 million in 2007 principally due to lower consulting fees.

Comparison of the First Nine Months of 2008 with the First Nine Months of 2007

Net sales for the nine months ended September 30, 2008 increased by $102.3 million, or 21.4%, to $579.4 million, as compared to $477.1 million in the first nine months of 2007. Bairnco, which was acquired in April 2007, contributed $156.0 million in net sales for the first nine months of 2008, and $93.0 million of net sales in the first nine months of 2007.  The increase in Bairnco sales of $63.0 million is principally due to the fact that the 2007 period reflects 24 weeks of sales activity (for the post-acquisition period April 13 through September 30, 2007), and the 2008 period reflects 39 weeks of activity.  The Precious Metal segment net sales increased by $17.4 million, or 15.3%, to $131.6 million.  The increased sales were primarily driven by higher precious metal prices and increased volumes in certain markets, partially offset by declines in the domestic automotive market. The Tubing segment sales increased by $2.1 million as strong growth in petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group were partially offset by weakness in the home appliance and domestic automotive markets serviced by the Specialty Tubing Group. The Engineered Materials segment sales increased by $19.8 million, or 11.1%, driven by strong demand for commercial roofing fasteners and new product sales in the home center market.

Gross profit was $141.1 million, an increase of $46.9 million over 2007, and as a percentage of sales, increased to 24.4% from 19.8% in the first nine months of 2007.  The acquisition of Bairnco in April of 2007 contributed $49.8 million of gross profit, and $27.0 million of the increase.  In addition, the increase in gross profit was due to higher sales experienced by all of our operating segments, improved operating efficiencies, especially within the Specialty Tubing Group, purchase accounting adjustments in 2007, a greater percentage of higher margin sales from the Bairnco Segments in 2008 and higher margin product mix, especially within the Precious Metal segment, as well as the recognition of a gain of $2.5 million from the liquidation of precious metal inventories valued at LIFO. Management believes that less precious metal inventory will be required for ongoing operations due to operational efficiencies, and thus, does not expect to reinstate this inventory by year end. In 2007, a one-time charge to cost of goods sold was recognized for $5.5 million which related to the acquisition of Bairnco’s inventory purchased at fair value and subsequently sold in the third quarter.

SG&A expenses increased $18.1 million to $101.2 million, or 17.5% of sales, in the first nine months of 2008 from $83.1 million, or 17.4% of sales, in the first nine months of 2007. The increase in SG&A expenses related principally to the inclusion of Bairnco expenses for 39 weeks in 2008 as compared to 24 weeks in 2007 (an increase of $17.9 million).  In addition, there was an increase in employee-related costs including $1.2 million related to the termination of two executive employment contracts, as well as $1.6 million of costs to consolidate two plants in San Antonio, Texas into one.  These increases were partially offset by lower audit and legal fees and a higher non-cash pension credit.  Furthermore, in the first nine months of 2007, the Company recorded $2.3 million of non-recurring charges for the write-off of acquired research and development and acquired backlog associated with the purchase accounting related to the Bairnco Acquisition.  In addition, the Company recorded $1.6 million of non-cash stock-based compensation expense under SFAS No. 123R in the first nine months of 2007 as compared to $0.4 million in the same period of 2008.

During the first nine months of both 2008 and 2007, the Company received proceeds from the settlement of two discrete insurance claims.  In 2008, a gain of $2.7 million was recorded in connection with the settlement of a claim related to an environmental site where the Company is a PRP and an additional $0.8 million related to a fire loss claim from 2002 at a plant of a subsidiary company. The fire loss claim also resulted in a gain of $5.7 million in 2007.

In the nine months ended September 30, 2007, environmental remediation expenses of $2.5 million were recorded, principally related to the Company’s estimated exposure at a superfund site.

Income from operations increased $29.2 million to $43.2 million in the first nine months of 2008 as compared to $14.0 million in the same period of 2007. The increase was principally driven by increased sales and gross margin improvements in 2008, which were partially offset by higher SG&A expenses and a $2.2 million lower gain from insurance proceeds.

Interest expense for the first nine months of 2008 increased $1.9 million to $30.4 million from $28.6 million in the first nine months of 2007.  The increase was principally due to the approximately $101 million financing related to the Bairnco Acquisition which was outstanding for 39 weeks in the first nine months of 2008, but only for 24 weeks in the first nine months of 2007.  This increase was partially offset by lower interest rates in the first nine months of 2008.

For the nine months ended September 30, 2008, a tax provision of $2.5 million was recorded, and in the same period of 2007, a tax provision of $2.2 million was recorded. The Company’s tax provision is principally for state and foreign taxes. The Company has not recorded a federal income tax provision in 2008 or a federal income tax benefit in 2007 due to the uncertainty of realizing the benefit of the Company’s NOLs in the future.  The Company has recorded a valuation allowance against deferred tax assets resulting from NOLs.

Net income for the first nine months of 2008 was $8.6 million, or $0.69 per share, compared to a loss of $18.2 million or ($1.82) per share for the first nine months of 2007.

The comments that follow compare revenues and operating income by segment for the nine months ended September 30, 2008 and 2007.

Precious Metal

Net sales for the Precious Metal segment for the first nine months of 2008 increased $17.4 million or 15.3%, to $131.6 million from $114.2 million in the first nine months of 2007. The segment experienced higher sales from higher precious metal prices, increased market share in the HVAC and welding distribution markets, stronger sales in the energy exploration and electrical markets, partially offset by declines in the domestic automotive market. In addition, an acquisition completed in late 2007 contributed $3.8 million to sales in the 2008 nine month period.  These increases were partially offset by a reduction of $1.7 million of sales at businesses closed or sold in the first quarter of 2007.

Segment operating income increased by $8.0 million to $11.0 million in the first nine months of 2008, compared to $3.0 million in the same period of 2007.  Improvements in operating income resulted from the incremental gross profit from higher sales and favorable product mix shifts to higher margin products. Approximately $1.5 million of this improvement was due to the elimination of losses from the Company’s HHEM business, which was sold in March 2007.  The segment also benefited from improved operating efficiencies at its principal operating facility.  In addition, the operating efficiencies have resulted in a permanent reduction of its precious metal inventory, which H&H records  at LIFO cost subject to lower of cost or market, with any adjustments recorded through cost of goods sold.  Since the Company believes that a portion of this inventory will not be reinstated by year-end, it has recognized $2.5 million of profit arising from the liquidation of such portion of the LIFO inventory.

Tubing

In the first nine months of 2008, net sales for the Tubing segment increased $2.1 million, or 2.4%, to $93.2 million from $91.1 million in the same period of 2007.  Strong demand for small diameter precision-drawn long coil seamless tubing that services the petrochemical and shipbuilding industries was the principal cause of a $7.7 million increase in net sales of the Stainless Steel Tubing Group.  The Specialty Tubing Group experienced reduced sales volume of $5.4 million resulting from lower sales to its customers in the home appliance industry.

Segment operating income increased by $5.1 million to operating income of $4.9 million in the first nine months of 2008 as compared to an operating loss of $0.1 million in the same period of 2007.  The improvement in operating income was principally the result of improved operating efficiencies within the Specialty Tubing Group, which experienced losses in the same period of the prior year.  Profit contribution from strong sales of the Stainless Steel Tubing Group also resulted in higher operating income for the segment.

Engineered Materials

Net sales for the Engineered Materials segment increased $19.8 million, or 11.1%, to $198.6 million from $178.8 million in the first nine months of 2007. This increase was driven by strong demand for commercial roofing fasteners and new product sales in the lumber yard market.

Segment operating income increased by $3.3 million from $14.4 million in the first nine months of 2007 to $17.7 million in the same period of 2008.  The improvement in operating income was the result of the significantly higher sales and stable gross profit margin despite pricing pressures and an increase in the market for lower margin private label products. Selling prices have been raised in order to offset the effect of higher steel prices.  Operating efficiencies have also generated a significant reduction in segment inventory levels compared to prior year, enhancing cash flow. The 2007 results include a postretirement welfare plan curtailment charge of $0.7 million at one of the subsidiaries included in this segment.

Bairnco Segments

The table below for the Bairnco Segments reflects net sales and operating income for 2007 on a pro forma basis for the entire nine month period ended September 30, 2007, including the period prior to the acquisition date of April 13, 2007.  Pro forma adjustments have been made to the historical 2007 results of the Bairnco Segments to: (i) eliminate $7.8 million of non-recurring purchase accounting adjustments related to the acquisition of Bairnco by WHX; (ii) add additional expense totaling $0.6 million for amortization of intangible assets and depreciation of property, plant and equipment based on the fair values that were assigned to such assets in the acquisition, as if such acquisition occurred on January 1, 2007, and (iii) eliminate $7.2 million of costs related to the tender offer for Bairnco’s shares and other costs related to the change of control of Bairnco.  The non-recurring purchase accounting adjustments referred to in (i) above related to the $5.6 million inventory fair value write-up and subsequent recognition of that higher value as product was sold, as well as $1.5 million of charges for the write-off of acquired research and development and $0.8 million of acquired backlog.

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

	Nine Months Ended
	September 30,
		2007
	2008	Pro forma
	(in thousands)
Net Sales:
Arlon Electronic Materials	$48,409	$48,541
Arlon Coated Materials	56,763	50,746
Kasco	50,791	48,500
Total net sales	$155,963	$147,787

Operating income/(loss)
Arlon Electronic Materials	$4,232	$5,183
Arlon Coated Materials (a)	(211)	385
Kasco	2,703	1,642
Corporate	(2,623)	(3,042)
Total operating income	$4,101	$4,168

 (a)   The operating loss for the Arlon Coated Materials segment for the nine months ended September 30, 2008 includes $1.6 million of costs to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the results of the period were negatively impacted by a plant shutdown and related operating inefficiencies during the move.

Net sales for the Bairnco Segments on a combined basis for the first nine months of 2008 increased $8.2 million, or 5.5%, to $156.0 million, from $147.8 million for the first nine months of 2007.  Arlon EM sales of $48.4 million were flat with the prior year. Arlon CM sales of $56.8 million improved $6.0 million, or 11.9%, from $50.7 million in 2007, primarily driven by increased sales in the digital print media market.  Kasco's sales of $50.8 million were up $2.3 million, or 4.7%, from $48.5 million in the prior year from the impact of exchange rates of a weakened US dollar on European and Canadian sales.

Segment operating income for the Bairnco Segments on a combined proforma basis for the first nine months of 2008 was $4.1 million, as compared to $4.2 million for the first nine months of 2007. Operating income in 2008 reflects 11.5% higher gross profit for the Bairnco Segments on a combined basis, due to the higher sales and a gross margin improvement of 1.8%.  Arlon EM gross profit of $14.8 million was flat with prior year on flat sales. Gross profit at Arlon CM increased to $13.0 million with the increased sales and related production volumes. Kasco’s gross profit increased to $22.0 million from the prior year primarily due to higher sales and improved efficiencies.

SG&A expenses on a proforma basis for the first nine months of 2008 were $45.0 million which is an increase of $5.0 million from 2007. Included in the 2008 expenses is $1.6 million of costs to consolidate the two Arlon CM plants in San Antonio, Texas into one plant. The overall remaining increase in 2008 is primarily due to higher compensation expenses and freight costs related to increased sales and higher gasoline prices.

Unallocated Corporate Expenses

Unallocated corporate expenses decreased from $5.7 million in the first nine months of 2007 to $4.4 million in the first nine months of 2008.  There were decreases in the costs for audit, legal and consulting fees, and lower non-cash expenses associated with stock-based compensation for certain executives.

Liquidity

The Company recorded net income of $8.6 million for the nine month period ended September 30, 2008.  Nevertheless, it has incurred significant losses and negative cash flows from operations in recent years, and as of September 30, 2008 had an accumulated deficit of $425.5 million.  As of September 30, 2008, the Company’s current assets totaled $227.0 million and its current liabilities totaled $250.8 million; a working capital deficit of $23.9 million.  Included in the current liabilities as of September 30, 2008 is $101.5 million of H&H debt, $44.1 million of which is owed to Steel Partners, which has been classified as short-term since its maturity date of June 30, 2009 is within twelve months.

Rights Offering

On September 25, 2008, the Company completed its previously announced rights offering. The purpose of the rights offering was to raise equity capital in a cost-effective manner that gave all of the Company’s stockholders the opportunity to participate.   The Company sold 111,784,591 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $1.40 per share, for an aggregate purchase price of $156,498,427.  Steel Partners subscribed for 86,309,098 shares of the Company’s common stock for an aggregate purchase price of approximately $120,832,737, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the rights offering, Steel Partners owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the rights offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by Steel Partners, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to Steel Partners of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to Steel Partners.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date described below.

Handy & Harman and Bairnco

The Company intends to refinance H&H’s debt, but there can be no assurance that such financing will be available or available on terms acceptable to the Company. Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will improve or when the credit contraction will stop.  As a result of the ongoing credit market turmoil, the Company may not be able to obtain debt or equity financing or to refinance H&H’s existing indebtedness on favorable terms, which could affect its strategic operations and its financial performance. If the Company cannot refinance H&H’s debt that is due on June 30, 2009, there can be no assurance that H&H will be able to continue to operate its business.

H&H’s availability under its credit facilities as of December 31, 2007 was $12.3 million, and as of September 30, 2008 was $43.9 million.  The September 30th availability level reflects a seasonal increase that is not expected to be maintained throughout the balance of 2008.  Bairnco’s availability under its credit facilities as of December 31, 2007 was $5.3 million, and as of September 30, 2008 was $4.8 million.

On October 29, 2008, Bairnco and certain of its subsidiaries amended the Second Lien Credit Agreement and the First Lien Credit Agreement.  Each of the First Lien Credit Agreement and Second Lien Credit Agreement was amended to, among other things, (i) reset the levels of certain financial covenants, (ii) provide for the payment from the Company’s rights offering of $8.2 million to reduce the term loan pursuant to the First Lien Credit Agreement with Wells Fargo and terminate the Steel Partners Working Capital Guaranty, (iii) provide for the payment from the Company’s rights offering of $3.0 million to reduce the outstanding term loan pursuant to the Second Lien Credit Agreement with Ableco and $2.0 million to reduce the outstanding revolving loan pursuant to the First Lien Credit Agreement with Wells Fargo, (iv) permit cash interest payments under Bairnco’s Subordinated Debt Credit Agreement with Steel Partners subject to certain conditions, and (v) permit the assignment of Bairnco’s obligations under the Subordinated Debt Credit Agreement to WHX.

The Second Lien Credit Agreement with Ableco was also amended to provide for, among other things, a reduction in the H&H Guaranty from up to $10 million to up to $7 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.

On October 29, 2008, H&H and certain of its subsidiaries amended the Wachovia Facilities and the Term B Loan.  Each of the Wachovia Facilities and the Term B Loan was amended to, among other things, provide for a reduction in the H&H Guaranty from up to $10 million to up to $7 million as described above.

On September 29, 2008, the Company amended the Wachovia Facilities to, among other things, eliminate the requirement that the proceeds of WHX’s rights offering be paid to the lenders of the Wachovia Facilities.  In connection with the amendment to the Wachovia Facilities, the Company entered into a letter agreement with Ableco pursuant to which the Company agreed that, within 10 days after the effective date of the amendment, an additional $5.0 million from the proceeds of the Company’s recently completed rights offering was to be either (a) remitted to Bairnco, and simultaneously used by Bairnco to prepay its term loans with either Wells Fargo or Ableco or (b) remitted to H&H and simultaneously used by H&H to permanently prepay term loans under the Wachovia Facilities.  The date by which such proceeds were to be remitted as provided in the letter agreement was subsequently extended to October 29, 2008.

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco, (i) sold certain property in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year lease term with two 5 year renewal options.  Bairnco agreed to guarantee the payment and performance under the lease. The proceeds from the sale were applied to repay a portion of the term loan under the First Lien Credit Agreement with Wells Fargo. On June 30, 2008, Bairnco amended the First Lien Credit Agreement and its Second Lien Credit Agreement with Ableco to permit these transactions, the sale of certain other real property and related amendments.

On February 14, 2008, Bairnco and certain of its subsidiaries amended the First Lien Credit Agreement and the Second Lien Credit Agreement to, among other things, reset the levels of certain financial covenants.  The Second Lien Credit Agreement was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  In addition, each of the First Lien Credit Agreement and the Second Lien Credit Agreement was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the rights offering by March 31, 2008 in Bairnco and for such proceeds to be used to prepay at least $10 million of the term loan under its First Lien Credit Agreement, (ii) Steel Partners to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either Steel Partners or WHX into Bairnco, or any combination of the foregoing.  Steel Partners issued the Steel Partners Working Capital Guaranty in compliance with this amendment.  In February 2008, Bairnco prepaid the term loan under its First Lien Credit Agreement by approximately $1.8 million with tax refund proceeds, as permitted by the credit agreement, which reduced such $10 million obligation by the amount of such payment.

On February 14, 2008, H&H and certain of its subsidiaries amended their credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of its Term B Loan with Steel Partners in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the rights offering, less $5.0 million which was to be used to pay down the revolving credit facility under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and certain of its subsidiaries.

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

WHX Corporation, the parent company

WHX has as its sole source of cash flow, distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $7.0 million, of which $1.0 million was available to WHX as of September 30, 2008, and subsequently distributed as of October 31, 2008, (iii) the loan, distribution or other advance of up to approximately $7.4 million, subject to certain limitations, to the extent loaned by Steel Partners to H&H, of which approximately $4.2 million was available to WHX as of September 30, 2008 and of that amount, $3.4 million was subsequently distributed as of October 31, 2008, and (iv) up to $13.1 million to be used by WHX solely to make a contribution to the WHX Pension Plan, which contribution of $13.0 million was made on September 12, 2007.  H&H’s credit facilities are collateralized by substantially all of H&H’s assets.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco, and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying administrative costs.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, the required contributions to the WHX Pension Plan over the next five years are expected to significantly decline, with no contribution required in 2008, and a $2.6 million contribution expected to be required in 2009. However, the foregoing estimated minimum funding requirements do not reflect the recent decline of stock prices across a significant cross-section of the United States stock market, which could result in higher minimum payments being required in years subsequent to 2008.  As of September 30, 2008, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX (collectively, its “Unrestricted Subsidiaries”) had cash of approximately $15.2 million (including the remaining proceeds of the rights offering discussed above) and current liabilities of approximately $2.4 million.  Pursuant to H&H’s credit facilities as described above,  H&H had the ability as of September 30, 2008 to lend WHX a total of $4.4 million, which was subsequently lent in October 2008.  As of October 31, 2008, WHX had cash of $5.6 million, which is believed to be adequate to fund WHX’s operations in the ordinary course over the next twelve months.

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of non-core assets, and (iv) from other discrete transactions.

The Company

The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the reduction of certain discretionary expenses and sale of certain assets.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  We intend to refinance H&H’s debt, but there can be no assurance that such financing will be available or available on terms acceptable to us. If the Company cannot refinance H&H’s debt that is due on June 30, 2009, there can be no assurance that H&H will be able to continue to operate its businesses.  The Company’s inability to generate sufficient cash flows from its operations or its inability to refinance H&H’s debt could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

Discussion of Consolidated Statement of Cash Flows

Net cash used by operating activities for the nine months ended September 30, 2008 totaled $4.5 million. Net income adjusted for non-cash income and expense items provided approximately $32.6 million. Working capital accounts used $36.9 million of cash, as follows: accrued interest paid to Steel Partners with the proceeds of the rights offering (net repayment of $19.6 million), accounts receivable used $27.0 million, inventories provided $5.3 million, and net other current assets and liabilities provided $4.4 million.

Net cash used by operating activities for the nine months ended September 30, 2007 totaled $12.5 million.  Net loss adjusted for non-cash income and expense items provided $4.6 million of cash. Working capital accounts used $17.4 million of cash, as follows: accounts receivable used $17.3 million, inventories provided $11.5 million, interest accrued but not paid to Steel Partners provided $5.6 million, and net other current assets and liabilities used $17.2 million.

A $29.2 million improvement in operating income in the 2008 period drove a significant increase in operating cash flow in the first nine months of 2008 as compared to the same period in 2007.  In addition, there were higher payments in 2007 for environmental remediation costs and pension plan contributions.   This was partially offset by the repayment of accrued interest to Steel Partners.

The use of funds due to the increase in accounts receivable for the nine month periods ended September 30, 2008 and 2007 of $27.0 million and $17.3 million, respectively, was principally caused by seasonally higher sales levels for the third quarter of each period (and particularly the last month of the quarter) compared to the fourth quarter of the prior year.  Net sales in the third quarter of 2008 were $199.8 million, as compared to $160.8 million in the fourth quarter of 2007, an increase of $39.0 million.  Net sales in the third quarter of 2007 were $132.5 million excluding Bairnco, as compared to $101.4 million (prior to the Bairnco acquisition) in the fourth quarter of 2006; an increase of $31.1 million.

Inventory decreased by $5.6 million, or 6.7%, in the nine months ended September 30, 2008, principally due to a reduction in the quantity of precious metal inventory owned, as well as planned inventory reductions at certain subsidiaries, resulting in net cash of $5.3 million being provided in the first nine months of 2008.  In the 2007 period, inventory provided $11.5 million, principally as a result of a subsidiary of H&H receiving 400,000 ounces of silver from a customer under an unallocated pool agreement.  In the normal course of business, such subsidiaries of H&H accept precious metal from suppliers and customers, which quantities are returnable in fabricated or commercial bar form under agreed-upon terms. To the extent such metals are used by its subsidiaries to meet their operating requirements, the amount of inventory which H&H must own is reduced.  As a result of this customer agreement, H&H was able to reduce its owned quantity of silver by over 400,000 troy ounces in the first nine months of 2007, providing over $5.0 million in cash.  In addition, as the Company sold the inventory that it had acquired in the Bairnco Acquisition in April 2007, it recovered the manufacturing profit of $5.6 million that was paid for the inventory at that date.

Net other current assets and liabilities used $15.2 million of cash flow in the nine months ended September 30, 2008 and used $11.6 million in the same period of 2007. Cash used in the 2008 period was primarily due to the payment to Steel Partners of accrued interest (net amount of $19.6 million) using proceeds of the Company’s rights offering.  This was partially offset by an increase in accounts payable to reflect higher volume of purchases of raw materials as compared to the fourth quarter of 2007, the collection of an income tax refund of $1.8 million, and the deferral of $1.3 million of gain related to the temporary liquidation of precious metal inventory valued under LIFO. The deferred LIFO gain reflects the excess of the current market value of the precious metal over the LIFO value of the inventory decrement that is expected to be restored by year-end.  The 2007 period use of cash was driven by $21 million of payments made to fund the WHX Pension Plan, and approximately $4.9 million of payments for environmental remediation costs, but was partially offset by the accrual of $5.7 million of interest payable to Steel Partners (net of payments), a current liability related to the deferral of a temporary LIFO gain of $3.6 million, and additional environmental remediation accruals totaling $2.5 million.

Investing activities used $2.9 million in the nine months ended September 30, 2008.  Investing activities used $103.1 million in the nine months ended September 30, 2007, principally because of the Bairnco Acquisition, which used $99.5 million, net of cash acquired.  Capital spending in the 2008 period was $9.9 million, as compared to $7.0 million spent in the same period of 2007. Cash paid out for precious metal derivative contracts in the first nine months of 2008 was $1.2 million as compared to $0.9 million in the same period of 2007.  In the first nine months of 2008, net proceeds from the sale of assets totaled $8.2 million, principally from the sale of the Rancho Cucamonga, California land and plant building utilized by Arlon, Inc., a subsidiary of Bairnco.  Arlon, Inc. has leased the facility from the buyer under a 15-year lease, with two 5-year renewal options.  In the first nine months of 2007, $4.3 million was received principally from the sale of assets of two closed facilities of H&H.

Financing activities provided $21.0 million in the nine months ended September 30, 2008. The completion of the rights offering resulted in cash proceeds, net of expenses, of $155.8 million, $120.8 million of which represented Steel Partners’ participation.  Of the total proceeds, $114.4 million was used to repay debt to Steel Partners, and $28.1 million was used to pay Steel Partners accrued interest, which was reflected in operating cash flows as mentioned above.    In addition to the debt repaid to Steel Partners, there were $16.8 million of repayments of term loans in the first nine months of 2008.  In addition to the scheduled principal repayments, Bairnco used the proceeds of its sale of the Rancho Cucamonga property described above to repay $7.8 million of the term loan under its First Lien Credit Agreement.  Bairnco also repaid $1.8 million of principal on its term loan upon receipt of an income tax refund of the same amount during the 2008 period.  H&H borrowed an additional $4.0 million under its Wachovia term loan facility on February 14, 2008. There was a net repayment on the Company’s revolving credit facilities of $13.1 million, and the payment of $1.5 million of financing fees during the 2008 period.

 In the first nine months of 2007, financing activities provided $119.6 million, $101.4 million of which was due to the financing of the Bairnco Acquisition, which was initially financed fully by Steel Partners.  In July 2007, Bairnco completed a refinancing of its debt which resulted in new term loan borrowings of $76.0 million and payments of approximately $55.5 million to Steel Partners and $14.8 million of term loan payments to its former credit bank.  H&H borrowed a total of $13.7 million from Steel Partners; $5.7 million in July and $8.0 million in September 2007. There were additional net drawdowns of $7.9 million on the revolving credit facilities of both H&H and Bairnco (post–acquisition), partially offset by $6.3 million of additional principal repaid on term loans and $3.9 million related to financing fees principally in connection with the extension of the maturity of the H&H credit facilities and the refinancing of Bairnco’s debt.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge.  The value of consigned precious metal is not included in the Company’s balance sheet.  As of September 30, 2008, H&H subsidiaries held customer metal comprised of 802,705 ounces of silver, 1,631 ounces of gold, and 1,391 ounces of palladium.  The market value per ounce of silver, gold, and palladium as of September 30, 2008 was $13.45, $884.20, and $235.00, respectively.

*******

When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, the words “anticipate”, “estimate” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, general economic conditions, the ability of the Company to develop markets and sell its products, and the effects of competition and pricing.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

ITEM 4.    Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded,  processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II            OTHER INFORMATION

ITEM 1.             Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 14- Contingencies-Legal Matters, of this report.

ITEM 1A.          Risk Factors

In addition to the Risk Factors described in our annual report on Form 10-K to stockholders for the period ended December 31, 2007, the following has been added as a risk factor:

The current disruption in the credit markets, and its effects on the global and domestic economies, could adversely affect our business.

Recent substantial volatility in the global capital markets and widely-documented commercial credit market disruptions have had a significant negative impact on financial markets, as well as the global and domestic economies.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global financial markets will improve or when the credit contraction will stop.  From a financing perspective, liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  As a result, we may not be able to obtain debt or equity financing or to refinance our existing indebtedness on favorable terms, which could affect our strategic operations and our financial performance.  From an operational perspective, while we have not yet seen a material decrease in sales, we may experience a slowdown as some customers experience difficulty in obtaining adequate financing due to the current disruption in the credit markets.

ITEM 4.     Submission of Matters to a Vote of Security Holders

On September 16, 2008, the Annual Meeting of the Company’s stockholders was held, at which time our stockholders approved proposals to (i) elect Warren G. Lichtenstein, Jack L. Howard, Glen M. Kassan, Louis Klein, Jr., John H. McNamara Jr., John J. Quicke and Garen W. Smith to serve as directors of the Company; (ii) authorize the board of directors of the Company, at its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s authorized capital stock to a total of 185,000,000 shares, consisting of 180,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $0.01 per share;  (iii) authorize the board of directors of the Company, at its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation to make certain clarifying amendments to protect the availability of the Company’s NOLs under Section 382 of the Internal Revenue Code; and (iv) ratify Grant Thornton LLP as the Company’s independent public accountants for the Company’s fiscal year ending December 31, 2008.  The following sets forth the results of the voting at the meeting:

(i)       Election of Directors:

NOMINEE	VOTES FOR	VOTES WITHHELD
Warren G. Lichtenstein	8,996,106	123,984
Jack L. Howard	8,996,258	123,832
Glen M. Kassan	8,996,158	123,932
Louis Klein, Jr.	9,052,416	67,674
John H. McNamara Jr	8,996,287	123,803
John J. Quicke	8,996,260	123,830
Garen W. Smith	9,052,519	67,571

(ii)       The proposal to increase the Company’s authorized capital:

For:	8,985,987	Against:	129,112	Abstain:	4,991

(iii)     The proposal to make certain clarify amendments to the Company’s Amended and Restated Certificate of Incorporation to protect the availability of the Company’s NOLs:

For:	6,847,332	Against:	25,137	Abstain:	20,283	Non Votes:	2,227,338

(iv)     The proposal to ratify Grant Thornton LLP as the Company’s independent public accountants for the Company’s fiscal year ending December 31, 2008.

For:	9,077,527	Against:	40,308	Abstain:	2,255

ITEM 6.   Exhibits

*
Exhibit 4.53  Amendment No. 3 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of October 29, 2008.

*
Exhibit 4.54  Amendment No. 3 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated as of October 29, 2008.

*	Exhibit 4.55 Amendment No. 16 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of October 29, 2008.

*	Exhibit 4.56 Amendment No. 21 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated October 29, 2008.

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

WHX CORPORATION

/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

November 7, 2008