Form 10-K
period 2008-12-31
WHX CORP
filed 2009-03-31
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 1-2394

WHX CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	13-3768097
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1133 Westchester Avenue
White Plains, New York	10604
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (914) 461-1300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, $.01 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2008 totaled approximately $7.5 million based on the then-closing stock price.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

On March 20, 2009, there were approximately 12,178,565 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

i

PART I

Item 1.	Business

The Company

WHX Corporation

WHX Corporation (“WHX”), the parent company, manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco Corporation (“Bairnco”).  Bairnco manages business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services.  The business units of H&H and Bairnco principally operate in North America.  All references herein to “we,” “our” or the “Company” shall refer to WHX, together with all of its subsidiaries.

The WHX Business System (the “System”) is at the heart of the operational improvement methodologies for all WHX companies and employees. Strategy Deployment forms the roof of the business system and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the System are the key performance indicators used to monitor and drive improvement.  The steps of the System are the specific tool areas that drive the key metrics and overall performance.  WHX utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

Products and Product Mix

H&H Precious Metal Segment

H&H’s Precious Metal activities include the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating. H&H’s brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  H&H offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries.  H&H is also engaged in precision electroplating (often using gold, silver, palladium and various base metals) of electronic and electrical components primarily for use in the automotive industry.  H&H’s profits from precious metal products are principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value,” which includes the cost of base metals, labor, overhead, financing and profit.

H&H Tubing Segment

H&H manufactures a wide variety of steel tubing products.  The Stainless Steel Seamless Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow this Group to serve the petrochemical infrastructure and shipbuilding markets.   The Stainless Steel Tubing Group also manufactures products for use in the medical, semiconductor fabrication, aerospace and defense industries.   The Specialty Tubing Group manufactures welded carbon steel coated and uncoated tubing in straight lengths and coils with a primary focus on products for the refrigeration, HVAC and automotive industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products for the appliance and HVAC industries by fabricating tubing into sealed system components.

H&H Engineered Materials Segment

The H&H Engineered Materials Segment supplies products to the construction and building industries. H&H manufactures fasteners and fastening systems for the U.S. commercial flat roofing industry.  Products are sold to building and roofing material wholesalers. The products are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in log homes, landscaping, masonry, and wood decks.  H&H also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, H&H manufactures electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

Arlon Electronic Materials Segment

Arlon Electronic Materials’ (“Arlon EM”) principal products include high performance materials for the printed circuit board industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets.

Arlon EM supplies high technology materials to the printed circuit board (“PCB”) industry.  Arlon EM products are marketed principally to original equipment manufacturers (“OEMs”) and PCB manufacturers around the world by a direct technical sales force in many cases in support of country and area specific distributors and manufacturer’s representatives.  Arlon EM’s conventional laminates product line includes a wide variety of specialty polyimide and epoxy laminates and bonding films, as well as other high performance thermoset laminates.  These materials are used in demanding commercial and military market applications including high density interconnect, surface mount technology, heat sink bonding, semiconductor testing, wireless communications and microvia PCBs.  The microwave and radio frequency product area offers fluoropolymers (i.e. polytetrafluorethylene (“PTFE”)), ceramic-filled fluoropolymers, and other non-PTFE laminates that deliver the electrical performance needed in frequency-dependent circuit applications such as analog, digital and personal communication systems, high frequency military electronics, microwave antennas and cellular base station electronics.  These products are supplied as copper-clad laminates with bonding plies or prepregs for production of multi-layer printed circuits.

Arlon EM also manufactures a line of silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.  Typical applications and products include: silicone bagging materials for producing composite parts; silicone insulating tapes for electric traction motor coil windings; insulation materials for industrial and commercial flexible heaters; silicone materials for high temperature hose and duct markets; insulating tape for medium and high voltage electrical splices and self-fusing tapes for a variety of industrial and commercial applications; as well as compliant, thermally or electrically conductive silicone film adhesives known as Thermabond™ for heat sink-bonding to printed circuit boards.

Arlon Coated Materials Segment

Arlon Coated Materials’ (“Arlon CM”) principal products include adhesive coated cast and calendared vinyl films, cast vinyl fabric, custom-engineered laminates, and coated and laminated films, foils, foams and papers used in a broad range of industrial, consumer and commercial products.

Arlon CM specialty graphic films are marketed under the Arlon and Calon® brand names and include cast and calendared vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems.  These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications.  Arlon CM also manufactures laminated vinyl fabrics for corporate identity programs.  These products are marketed under the ArlonFlex® brand name and complement the Calon® specialty graphic films.

Arlon CM also manufactures and markets custom-engineered laminates and coated products.  Typical applications include insulating foam tapes for thermopane windows, electrical insulation materials for motors and transformers, thermal insulation panels for appliances and cars, durable printing stock, coated foil tapes and transfer adhesives used in industrial assembly, and single and double-coated foam and film tapes and other custom engineered laminates for specific industrial applications.

Kasco Replacement Products and Services Segment

Kasco Replacement Products and Services (“Kasco”) is a provider of meat-room products and maintenance services for the meat and deli departments of supermarkets; for restaurants; for meat and fish processing plants; and for distributors of electrical saws and cutting equipment throughout North America, Europe, Asia and South America.  These products and services include band saw blades for cutting meat and fish, band saw blades for cutting wood and metal, grinder plates and knives for grinding and cutting meat, repair and maintenance services for food equipment in retail grocery and restaurant operations, electrical saws and cutting machines, seasoning products, and other related butcher supply products.

Kasco’s products and services are sold under a number of brand names including Kasco Corporation and Atlanta Sharptech in the United States and Canada, Atlantic Service Company in the United Kingdom and Canada, Bertram & Graf in Germany, and Biro France and EuroKasco in France.

Recent Developments

Loan Amendments

On March 12, 2009, Bairnco and certain of Bairnco’s subsidiaries amended their Credit Agreement with Ableco Finance LLC (“Ableco”), as administrative agent thereunder (the “Ableco Facility”), and their Credit Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent thereunder (the “Wells Fargo Facility”).  Each of the Wells Fargo Facility and the Ableco Facility were amended to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H, a wholly-owned subsidiary of the Company and an affiliate of Bairnco, from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of that certain Security Agreement by H&H in favor of Ableco (the “H&H Security Agreement”) and that certain Limited Continuing Guaranty by H&H in favor of Ableco (the “H&H Guaranty”).  Bairnco’s Credit Agreement with Steel Partners II, L.P. (“SP II”) (the “Subordinated Debt Credit Agreement”) was also amended on March 12, 2009 to, among other things, increase the interest rates.

On March 12, 2009, H&H and almost all of its subsidiaries amended their Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”) as agent (the “Wachovia Facilities”) and their Loan and Security Agreement with SP II (the “Term B Loan”).  Each of the Wachovia Facilities and Term B Loan were amended to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to certain limitations, and (vi) provide for an increase in the existing limited guaranty by H&H from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

NASDAQ Listing

On December 5, 2008, the Company’s common stock began trading on the NASDAQ Capital Market under the new symbol “WXCO.”  The Company’s shares were previously quoted on the over-the-counter “Pink Sheets” under the same symbol from November 25, 2008 and under the symbol “WXCP.PK” prior to a reverse split of the Company’s common stock effected on November 24, 2008, which is discussed below.

Reverse Stock Split

On November 24, 2008, the Company consummated a 1-for-10 reverse stock split of its outstanding common stock (the “Reverse Stock Split”).  Pursuant to the Reverse Stock Split, every ten (10) shares of common stock issued and outstanding at the time the split was effected were changed and reclassified into one (1) share of common stock immediately following the Reverse Stock Split.  The Reverse Stock Split affected all shares of common stock, stock options and rights of the Company outstanding at the effective time of the Reverse Stock Split.  The Reverse Stock Split did not change the proportionate equity interests of the Company’s stockholders, nor were the respective voting rights and other rights of stockholders altered, except due to immaterial differences because fractional shares were not issued and the number of shares of a holder was rounded up.  To enhance comparability, all references to the Company’s common stock and per share amounts contained in this Annual Report on Form 10-K and the accompanying financial statements and related notes, unless otherwise noted, have been adjusted on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2007.

Rights Offering

On September 25, 2008, WHX completed a rights offering (the “Rights Offering”).  The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SP II, which beneficially owned approximately 50.3% of the Company’s outstanding common stock immediately before the Rights Offering, subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SP II owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling approximately $6.0 million, (ii) repay Company indebtedness to SP II of approximately $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date.

Acquisition of Bairnco

On April 12, 2007, WHX and SP II, which then beneficially owned approximately 50.3% of WHX’s outstanding common stock, entered into a Stock Purchase Agreement whereby WHX acquired SP II’s entire interest in BZ Acquisition Corp. (“BZA”), a wholly owned subsidiary of SP II for $10.00.  BZA was the acquisition subsidiary in a tender offer to acquire up to all of the outstanding stock of Bairnco for $13.50 per share in cash.  WHX also agreed to reimburse all reasonable fees and expenses incurred by SP II in connection with the Offer and the Merger (each as defined below).

On February 23, 2007, SP II, BZA and Bairnco entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which BZA amended its tender offer to acquire all of the outstanding common shares of Bairnco at a price of $13.50 per share in cash (the “Offer”).  On April 13, 2007, upon the expiration of the Offer pursuant to the Merger Agreement, BZA acquired approximately 88.9% of the outstanding common stock of Bairnco.

Pursuant to the Merger Agreement, on April 24, 2007, BZA merged with and into Bairnco with Bairnco continuing as the surviving corporation as a wholly owned subsidiary of WHX (the “Merger”).  At the effective time of the Merger, each Bairnco common share then outstanding (other than shares owned by BZA or its direct parent entity, shares owned by Bairnco as treasury stock and shares held by stockholders who properly exercised their appraisal rights) was automatically converted into the right to receive $13.50 per share in cash without interest and subject to applicable withholding taxes.  The proceeds required to fund the closing of the Offer and the resulting Merger and to pay related fees and expenses were approximately $101.5 million.  In connection with the closing of the Offer, initial financing was provided by SP II through two credit facilities.  One of the initial financing facilities was refinanced on July 18, 2007 with a third-party lender, and a significant portion of the remaining balance with SP II was repaid with proceeds of the Rights Offering.  The second credit facility initially provided by SP II was totally repaid with proceeds of the Rights Offering.  We refer to the Offer and the Merger as the “Bairnco Acquisition”.

Business Strategy

Our business strategy is to enhance the growth and profitability of the businesses of H&H and Bairnco and to build upon the strengths of certain of H&H and Bairnco’s businesses through internal growth and strategic acquisitions.  We may also consummate opportunistic acquisitions from time to time.

The WHX Business System is at the heart of the operational improvement methodologies for all WHX companies and employees. Strategy Deployment forms the roof of the business system and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the System are the key performance indicators used to monitor and drive improvement.  The steps of the System are the specific tool areas that drive the key metrics and overall performance.  WHX utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

We expect H&H to continue to focus on high margin products and innovative technology, while limiting its exposure to low margin, capital-intensive businesses.  In 2008, management decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Denmark subsidiary (“ITD”), sell ITD’s assets, pay off ITD’s related debt and repatriate cash remaining post-closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers.  In 2008, the Company also evaluated its Sumco, Inc. (“Sumco”) subsidiary in light of ongoing operating losses.  Sumco sells electroplating services primarily to the automotive market.  Sumco has had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  The Board of Directors of Sumco is exploring strategic options for the Sumco business.

In 2007, a subsidiary of the Company, Handy & Harman Electronic Materials Corporation, formerly located in East Providence, Rhode Island, sold certain of its assets as well as certain assets and inventory located in Malaysia (collectively referred to as "HHEM").

We continue to evaluate the sale of certain businesses and assets, as well as strategic and opportunistic acquisitions.  WHX has provided, and may provide from time to time in the future, information to interested parties regarding portions of its assets and businesses for such purposes.

Customers

H&H is diversified across industrial markets and customers.  H&H sells to customers in the construction, electronics, telecommunications, home appliance OEM, transportation, utility, medical, semiconductor, aerospace and general manufacturing industries.  In 2008 and 2007, no customer accounted for more than 5% of H&H’s sales.

Bairnco’s Arlon EM and Arlon CM segments sell to customers in a broad range of industries where material performance is critical to the success of the end application, including military electronics, medical and aerospace technologies, telecommunications, automotive and semiconductor markets, railroad and aviation markets, and the signage industry.  Bairnco’s Kasco segment provides meat-room products and maintenance services for the food industry.  No customer of Bairnco accounted for more than 5% of its sales during 2008 or 2007.

No customer accounted for more than 5% of consolidated sales for 2008 or 2007.

Foreign Revenues

The following table presents revenue for the years ended December 31.

	Revenue
	2008	2007	2006
	(in thousands)

United States	$639,821	$562,562	$417,866
Foreign	85,964	75,304	43,097
	$725,785	$637,866	$460,963

Foreign revenue is based on the country in which the legal subsidiary is domiciled.

Raw Materials

H&H

The raw materials used by H&H in its Precious Metal segment consist principally of silver, gold, copper, zinc, nickel, tin, and the platinum group metals in various forms.  H&H purchases its precious metal at market prices from primary producers, bullion dealers, or in the form of scrap.  The prices of silver, gold, and palladium are subject to fluctuations and are expected to continue to be affected by world market conditions.  Nonetheless, H&H has not experienced any significant problem in obtaining the necessary quantities of raw materials.  To the extent that supplier or customer metals are used by H&H, the amount of inventory that H&H owns is generally reduced.  Precious metal raw materials are readily available from several sources.  Precious metals are purchased in quantities commensurate with customer orders.

The raw materials used by H&H in its non-precious metal segment consist principally of stainless, galvanized, and carbon steel, nickel alloys, a variety of high-performance alloys, and various plastic compositions.  H&H purchases all such raw materials at open market prices from domestic and foreign suppliers.  H&H has not experienced any significant problem in obtaining the necessary quantities of raw materials.  Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies.  The raw materials used by H&H in its non-precious metal segment are generally readily available from more than one source.

Bairnco

The essential raw materials used in the Arlon EM and Arlon CM segments are silicone rubber, fiberglass cloth, pigments, copper foil, aluminum and Alloy 600 foil, polyethylene foam and various plastic films, special papers and release liners, vinyl resins, various adhesives and solvents, Teflon™ or PTFE resin, polyimide resin, epoxy resins, other thermoset resins, as well as various chemicals.  Generally, these materials are each available from several qualified suppliers.  There are, however, several raw materials used in products that are purchased from chemical companies that are proprietary in nature.  Other raw materials are purchased from a single approved vendor on a “sole source” basis, although alternative sources could be developed in the future if necessary.  However, the qualification procedure can take several months or longer and could therefore interrupt production if the primary raw material source became unexpectedly unavailable.  Current suppliers are located in the United States, Asia, and Europe.

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

Capital Investments

The Company believes that in order to be and remain competitive, its business segments must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs.  Accordingly, H&H’s business segments expect to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced, and broaden the array of products offered to the several industries H&H serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations.  H&H’s capital expenditures for 2008, 2007, and 2006 for continuing operations were $7.5 million, $7.1 million, and $7.7 million, respectively.  H&H anticipates funding its capital expenditures in 2009 from funds generated by operations and borrowed funds.  H&H anticipates its capital expenditures will approximate depreciation, on average, and may approximate between $10 to $15.5 million per year for the next several years.

Bairnco made capital expenditures of $4.8 million in 2008, $3.1 million during the period from the acquisition date, April 13, 2007, through December 31, 2007 ($4.9 million for the full year 2007), and $8.7 million in 2006.  The capital expenditures were principally related to equipment replacements in 2008, and equipment replacements, expenditures associated with a new China manufacturing facility, and the implementation of Bairnco’s new information systems software in 2007 and 2006.  Total capital expenditures are expected to approximate depreciation over the next several years, and may approximate between $5.0 and $7.0 million per year.  These capital expenditures are expected to be associated with ongoing cost reduction initiatives and necessary equipment replacements.  Bairnco anticipates funding its capital expenditures in 2009 from funds generated by operations and borrowed funds.

Energy Requirements

H&H and Bairnco both require significant amounts of electricity and natural gas to operate their facilities and are subject to price changes in these commodities.  A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employment

As of December 31, 2008, the Company employed 2,376 employees worldwide.  Of these employees, 631 were office employees, 548 were covered by collective bargaining agreements and 1,197 were non-union operating employees.

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

There are numerous competitors ranging in size from small, sole proprietorships to units of very large, multinational corporations that in certain instances have far greater market positions and financial resources than the Company’s Arlon EM segment and Arlon CM segment.

Arlon CM’s businesses operate in two distinct markets: graphics and engineered coated products (“ECP”).  In the graphics business, several of its major competitors are units of well known multinational business enterprises with greater financial resources and greater name recognition.  Arlon CM’s graphics segment competes effectively through product quality, price positioning, service levels, flexibility, and segment focus.  In the global graphics materials market, and in particular within North and South America and Australia, Arlon CM enjoys a well known brand name associated with quality and value and a wide distribution network.  Arlon CM’s ECP business has a broad range of competitors, many of which are much larger, have greater financial resources, and more well known brand names.  Arlon CM’s ECP business does not attempt to compete on scale or brand awareness.  It competes almost entirely through customization and service to large tapes distributors and focuses on narrow sub-markets (such as window glazing tapes and motor and transformer insulation), where it can acquire an advantage through customized product and service solutions.

Competition for Arlon EM’s products varies by product line and type of customer.  Competition for established lines is usually based on one or more elements such as specification position, lead time, price, product performance, or technical support and customer service.  It may also be based on the ability to service emerging technologies through the custom design of new products, or redesign of existing products, as well as the development of materials for new applications.  As an example, for some high performance materials sold to the printed circuit board industry, the consistent technical performance of the materials supplied in excess of specified standards can be the critical competitive element.  In addition, Arlon EM sells a significant portion of its circuit board materials into the Far East and European markets.  The large electronics market that has developed in Asia is spawning high performance/specialty laminate competitors who compete with Arlon EM on high performance materials for business in those geographies.

The market environment for Kasco remains difficult with many regional distributor competitors and with flat market demand growth for meat bandsaw blades and rental grinder plates and knives.  Kasco has responded by diversifying into repair and maintenance services for the food service and retail grocery industries.  Kasco also sources globally in high volumes, and effectively distributes high quality and competitively priced butcher supplies and equipment.  Kasco’s cost competitive manufacturing facility in Matamoros, Mexico, combined with Kasco’s quality and cost productivity from the implementation of Lean Manufacturing at the Atlanta, Matamoros, and United Kingdom factories, allows Kasco to remain competitive against its domestic and global competition.

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

Prior Operations

WHX’s other business through August 1, 2003, consisted of Wheeling-Pittsburgh Corporation (“WPC”) and six of its subsidiaries including Wheeling-Pittsburgh Steel Corporation (“WPSC”), a vertically integrated manufacturer of value-added and flat rolled steel products.  WPSC, together with WPC and its other subsidiaries shall be referred to herein as the “WPC Group.”  In 2000, the WPC Group filed petitions for relief under Chapter 11 of the Bankruptcy Code, and emerged from bankruptcy on August 1, 2003.  Pursuant to the terms of the WPC Plan of Reorganization, the WPC Group ceased to be a subsidiary of WHX effective August 1, 2003, and from that date forward has been an independent company.  However, the Company continues to have certain obligations related to WPC as it relates to the WHX Pension Plan.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Obligations.”

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

Factors that could cause the actual results of the Company in future periods to differ materially include, but are not limited to, the following:

Risks Relating to our Financial Condition and Recently Completed Reorganization

We Have a History of Losses and Substantial Indebtedness and Cash Flow Obligations.  We Cannot Assure You that We Will Achieve Profitability in 2009.

The Company recorded net income of $3.0 million and generated $10.1 million of positive cash flow from operating activities in 2008.  Nevertheless, it has incurred significant losses and negative cash flows from operations in recent years, and as of December 31, 2008 had an accumulated deficit of $431.1 million.  As of December 31, 2008, the Company’s current assets totaled $177.2 million and its current liabilities totaled $129.4 million, resulting in working capital of $47.8 million.  The Company’s financial position has improved from 2007, when it incurred a net loss of $20.8 million, generated $2.4 million of negative cash flows from operating activities, and had working capital of $15.0 million as of December 31, 2007.  The Company has reduced its level of debt substantially in 2008, from $359.4 million to $209.2 million, principally through the Rights Offering completed on September 25, 2008.

The Company sold in the Rights Offering 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SP II subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SP II owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling approximately $6.0 million, (ii) repay Company indebtedness to SP II of approximately $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date.

WHX Corporation, the parent company

WHX has as its sole source of cash flow, distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $7.0 million of which has been distributed.  H&H’s credit facilities are collateralized by substantially all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco, and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are secured by a first priority lien on all of the assets of Bairnco and its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”) and paying WHX administrative costs.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under the Employee Retirement Income and Security Act of 1974, as amended (“ERISA”).  As a result of such accelerated contribution, there was no required contribution to the WHX Pension Plan in 2008.  The recent decline of stock prices across a significant cross-section of the United States stock market has resulted in an unfunded pension liability of the WHX Pension Plan of $134.0 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.2 million and $6.0 million, respectively.   Required future contributions are determined based upon and subject to changes, and assumptions as to future changes, in asset values on plan assets, discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be effected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

In recent years, the Company experienced liquidity issues.  On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its properties as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

Since WHX emerged from bankruptcy, there have been no dividends from H&H or Bairnco to WHX (due to covenant restrictions in their respective credit facilities) and WHX’s principal sources of cash flow have consisted of:

•	The issuance of $5.1 million in preferred stock by a newly created subsidiary in October 2005, which was invested in the equity of a public company (CoSine Communications Inc. (“CoSine”);

•
Partial payment by H&H of a subordinated debt to WHX of $9.0 million, which required the approval of the banks participating in the H&H credit facilities.  Subsequent to this transaction in 2006, the remaining intercompany loan balance of the subordinated debt of $44.2 million was converted to equity;

•	As permitted by the March 29, 2007 amendment and waiver to the H&H credit facilities, unsecured loans from H&H for certain required payments to the WHX Pension Plan;

•
As permitted by a March 12, 2009 amendment to the H&H credit facilities, an unsecured loan from H&H to WHX for other uses in the aggregate principal amount of up to approximately $12.0 million (initially amended on July 27, 2007 to be up to $7.0 million), subject to certain limitations, of which approximately $7.0 million has already been distributed;

•
A $15.0 million subordinated loan from SP II advanced on April 17, 2007 pursuant to the Subordinated Loan Agreement, which WHX used to fund a capital contribution to BZA to finance in part the Bairnco Acquisition;

•
As permitted by a September 10, 2007 amendment to the H&H credit facilities, an unsecured loan from H&H of $13.0 million which was used by WHX to make a payment to the WHX Pension Plan on September 12, 2007; and

•	Proceeds from the settlement of a fire loss claim at a plant of a subsidiary of the Company in the amounts of $0.8 million, $6.5 million and $0.8 million in 2006, 2007 and 2008, respectively.

As of December 31, 2008, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $4.8 million and current liabilities of approximately $2.8 million. H&H is permitted to advance up to $5 million to WHX pursuant to the most recent amendment to H&H’s credit agreements, and Bairnco is permitted by its credit agreements to transfer up to $600,000 per year to WHX in payment of services rendered by WHX on its behalf.  Management expects that WHX will be able to fund its operations in the ordinary course over at least the next twelve months.

Handy & Harman and Bairnco

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will improve or when the credit contraction will significantly ease.  Furthermore, one or more of the financial institutions that make available the Company’s revolving credit facilities may become unable to fulfill their funding obligations, which could materially and adversely affect liquidity.

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by a borrowing base of eligible accounts receivable and inventory.  As of December 31, 2008, H&H’s availability under its credit facilities was $20.4 million, and Bairnco’s availability under its credit facilities was $6.7 million.  However, there can be no assurances that they will continue to have access to all or any of the credit lines if their operating and financial performance do not satisfy relevant borrowing base criteria and financial covenants within the financing agreements.  If either H&H or Bairnco do not satisfy borrowing base criteria or financial covenants, and if they are unable to secure necessary waivers or other amendments from the lender, they will not have access to this credit, which could adversely affect the Company’s liquidity.

The Company

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of assets and/or businesses, and (iv) from other discrete transactions.

The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans.  Management is utilizing the following strategies to enhance liquidity: (1) continuing to implement and enhance systems and processes to increase operating efficiencies at Company facilities, (2) supporting profitable sales growth both internally and through acquisition, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.

The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the additional reduction of certain discretionary expenses and sale of certain non-core assets.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations could impair its liquidity, and would likely have a material adverse effect on its business, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

We Sponsor a Defined Benefit Pension Plan Which Could Subject Us to Substantial Cash Funding Requirements in the Future.

The recent decline of stock prices across a significant cross-section of the United States stock market and continued capital markets weakness have significantly contributed to an unfunded pension liability of the WHX Pension Plan of $134.0 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.2 million and $6.0 million, respectively.   Required future contributions are determined based upon and subject to changes, and assumptions as to future changes, in asset values on plan assets, discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be effected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

In addition, the Company entered into an agreement with the PBGC on July 24, 2003 in which, among other things, WHX agreed that it will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.  Please see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Cash Flow and Commitments—Obligations—Pension Plan.”

If We Are Unable to Access Funds Generated by Our Subsidiaries We May Not Be Able to Meet Our Financial Obligations.

Because WHX is a holding company that conducts operations through its subsidiaries, it depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet its financial obligations.  Failure by one of those subsidiaries to generate sufficient cash flow and meet the requirements of their respective credit facilities could have a material adverse effect on WHX’s business, financial condition and results of operations.  As previously described, due to covenant restrictions in H&H and Bairnco’s respective credit facilities, there have been no dividends from H&H or Bairnco to WHX, and WHX’s sources of cash have been limited as described herein.

Risks Relating to Our Business

The Current Disruption in the Credit Markets, and its Effects on the Global and Domestic Economies, Could Adversely Affect our Business.

Recent substantial volatility in the global capital markets and widely-documented commercial credit market disruptions have had a significant negative impact on financial markets, as well as the global and domestic economies.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global financial markets will improve or when the credit contraction will significantly ease.  These conditions and the accompanying uncertainty about current global economic conditions have had, and may continue to have, a material adverse effect on demand for our customers’ products and, in turn, on demand for our products, resulting in a reduction in sales and margins.  A significant portion of our revenues are received from customers in automotive and construction related industries, which have recently experienced significant financial downturns.  These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors.  The continuation or worsening of consumer demand in these industries would adversely affect our revenues, profitability, operating results and cash flow.  We may also experience a slowdown as some customers experience difficulty in obtaining adequate financing due to the continuing disruption in the credit markets.  Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers.  Our assets may also be impaired or subject to write-down or write-off as a result of the continuing instability in financial markets.  These adverse effects would likely be exacerbated if current global economic conditions persist or worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

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

The Loss of Any of Our Major Customers Could Adversely Affect Our Revenues and Financial Health.

No single customer accounted for more than 5% of net sales in 2008.  H&H’s 15 largest customers accounted for approximately 31% of H&H’s consolidated net sales.  In 2008, Bairnco’s 15 largest customers accounted for approximately 18% of Bairnco’s consolidated net sales. Together, the 15 largest customers accounted for approximately 22% of consolidated WHX net sales. If we were to lose any of our relationships with these customers, revenues and profitability could fall significantly.

Our Business Strategy Includes Selective Acquisitions and Acquisitions Entail Numerous Risks.

Our business strategy includes, among other things, strategic and selective acquisitions as well as potential opportunistic acquisitions.  This element of our strategy entails several risks, including the diversion of management’s attention from other business concerns, whether or not we are successful in finding acquisitions, and the need to finance such acquisitions with additional equity and/or debt.

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

We Could Incur Significant Costs, Including Remediation Costs, as a Result of Complying With Environmental Laws.

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment.  We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws.  We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances.  As of December 31, 2008, we have established a reserve totaling $6.7 million with respect to certain presently estimated environmental remediation costs.  This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs.  In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards.  Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to us.

Our Results of Operations May Be Negatively Affected by Variations in Interest Rates.

Our credit facilities are collateralized by accounts receivable, inventory, and property, plant and equipment.  These credit facilities are variable rate obligations, which expose us to interest rate risks.  A one percent (1%) change in interest rates on our variable outstanding debt obligations as of December 31, 2008 would increase or decrease interest expense by approximately $2.0 million on an annual basis.

On March 12, 2009, H&H and Bairnco amended certain of their respective credit facilities to, among other things, increase interest rates. See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Debt” for a discussion of the amended interest rates.

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

Litigation Could Affect Our Profitability.

The nature of our businesses expose us to various litigation matters including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings.  We contest these matters vigorously and make insurance claims where appropriate.  However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation.  Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. As of December 31, 2008, we have accrued approximately $6.7 million for environmental remediation costs but have not made any accruals for other litigation matters.

Our Internal Controls Over Financial Reporting May Not Be Effective and Our Independent Auditors May Not Be Able to Certify as to Their Effectiveness, Which Could Have a Significant and Adverse Effect on Our Business and Reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission (the “SEC”) thereunder (which we refer to as Section 404) as of December 31, 2008.  Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting.  In the past, our management has identified ‘‘material weaknesses’’ in our internal controls over financial reporting, which we believe have been remediated.  However, any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements.

Section 404 also requires an independent registered public accounting firm to test the internal controls over financial reporting and report on the effectiveness of such controls.  In our case, our independent auditor, Grant Thornton LLP (“GT”) is not required to issue a report attesting to our internal controls over financial reporting until the year ended December 31, 2009.  There can be no assurance that GT will issue an unqualified report attesting to our internal controls over financial reporting at such time.  As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements or our financials statements could change.  We may also be required to incur costs to improve our internal control system and hire additional personnel.  This could negatively impact our results of operations.

Risk Relating to Our Ownership Structure

Warren G. Lichtenstein, Our Chairman, and Certain Other Officers and Directors, Through Their Affiliation with Steel Partners, Has the Ability to Exert Significant Influence Over Our Operations.

SP II is the beneficial holder of 9,133,890 shares of the Company’s common stock, representing approximately 75.0% of the outstanding shares.  Steel Partners II Master Fund L.P. (“SP II Master”) is the owner of approximately 99% of the limited partnership interests in WebFinancial L.P. (“Web L.P.”).  Web L.P. is the sole limited partner of SP II.  Steel Partners LLC (“Steel Partners”) is the manager of SP II Master, Web L.P. and SP II.  Warren G. Lichtenstein, our Chairman, is also the manager of Steel Partners.  Mr. Lichtenstein, as the manager of Steel Partners, has sole investment and voting control over the shares beneficially owned by SP II and thus has the ability to exert significant influence over our policies and affairs, including the election of our Board of Directors and the approval of any action requiring a stockholder vote, such as amendments to our amended and restated certificate of incorporation and approving mergers or sales of substantially all of our assets, as well as matters where the interests of Mr.  Lichtenstein and Steel Partners may differ from the interests of our other stockholders in some respects.  In addition, employees and affiliates of Steel Partners hold positions with WHX, including Glen M. Kassan as Chief Executive Officer and John J. Quicke as Vice President, and as directors, and Jack L. Howard and John H. McNamara Jr. as directors.

Factors Affecting the Value of our Common Stock

Transfer Restrictions Contained in our Charter and Other Factors Could Hinder the Development of an Active Market for our Common Stock.

On December 5, 2008, the Company’s common stock began trading on the NASDAQ Capital Market under the new symbol “WXCO.”  The Company’s shares were previously quoted on the over-the-counter “Pink Sheets” under the same symbol from November 25, 2008 and under the symbol “WXCP.PK” prior to the Reverse Stock Split effected on November 24, 2008. There can be no assurance as to the volume of shares of our common stock or the degree of price volatility for our common stock traded on the NASDAQ Capital Market.  The ownership by SP II of 75.0% of our outstanding common stock and transfer restrictions contained in our charter to help preserve our net operating loss carryforwards (“NOLs”) that will generally prevent any person from rapidly acquiring amounts of our common stock such that such person would hold 5% or more of our common stock, in each case for up to ten years after July 29, 2005, as specifically provided in our charter, could hinder development of an active market for our common stock.

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

As of December 31, 2008, H&H had 16 active operating plants in the United States, Canada, China, Denmark, France, and Mexico, with a total area of approximately 1,205,000 square feet, including warehouse, office and laboratory space.  H&H also owns or leases sales, service and warehouse facilities at 7 other locations in the United States (which, with H&H’s general offices, have a total area of approximately 175,000 square feet) and owns 4 non-operating locations with a total area of approximately 267,000 square feet.  Manufacturing facilities of H&H are located in: Toronto, Canada; Camden, Delaware; Kolding, Denmark; Evansville and Indianapolis, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Danville, New Hampshire; Canfield, Ohio; Suzhou, People’s Republic of China; Tulsa and Broken Arrow, Oklahoma; Cudahy, Wisconsin; Itasca and Bloomingdale, Illinois; Coahuila, Mexico and Riberac, France.  All H&H plants are owned except for the Middlesex, Itasca, Danville, Suzhou, and Coahuila plants, which are leased.

As of December 31, 2008, Bairnco had 19 active facilities in the United States, Mexico, Canada, the United Kingdom, Germany, France and the People’s Republic of China, as well as utilizing various field warehouses, with a total area of approximately 1,052,000 square feet, including warehouse and office space.  The operating facilities of Bairnco are located in: Bear, Delaware; Rancho Cucamonga and Santa Ana, California; Dallas and San Antonio, Texas; Atlanta, Georgia; St. Louis, Missouri; Matamoros, Mexico, Montreal, Canada; Gwent, Wales, United Kingdom; Pansdorf, Germany; Paris, France; and Suzhou New District, People’s Republic of China.  The facilities located in Bear, Atlanta, St. Louis, Matamoras, Gwent, Pansdorf, and the Suzhou New District are owned.  The facilities located in Santa Ana, Rancho Cucamonga, Dallas, San Antonio, Montreal, and Paris, as well as various field warehouses, are leased.

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

2005 Bankruptcy Filing

On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  WHX continued to operate its businesses and own and manage its properties as a debtor in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code until it emerged from protection on July 29, 2005.

On March 7, 2005, WHX also filed a proposed Plan of Reorganization (as amended, the “Plan”) and a related proposed disclosure statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. The Plan was confirmed on July 21, 2005 (the “Confirmation Order”) and became effective on July 29, 2005 (the “Effective Date”).

The Bankruptcy Filing created an event of default under the Indenture governing the 10 1/2% Senior Notes. Under the terms of the 10 1/2% Senior Notes, as a result of the Bankruptcy Filing, the entire unpaid principal and accrued interest (and any other additional amounts) became immediately due and payable without any action on the part of the trustee or the note holders.  The principal amount outstanding under the 10 1/2% Senior Notes at March 7, 2005 was approximately $92.8 million.  Accrued interest to March 7, 2005 was approximately $3.8 million.

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

The following is a summary of certain material features of the Plan and the Confirmation Order.  On the Effective Date (and with shares stated on a pre-reverse split basis):

•
All of WHX’s outstanding securities, including WHX’s pre-bankruptcy filing common stock, Series A preferred stock, Series B preferred stock and 10 1/2% Senior Notes were deemed cancelled and annulled without further act or action.

•
In full and complete satisfaction of all such claims, holders of the 10 1/2% Senior Notes received 9,200,000 shares of common stock representing their prorated share of the reorganized company.  These shares represent 92% of the equity in the reorganized company.

•
In full and complete satisfaction of all such interests, Series A preferred stockholders received 366,322 shares of common stock representing their prorated share of the reorganized company and 344,658 warrants to purchase common stock of the reorganized company, exercisable at $11.20 per share.  The warrants expired on February 28, 2008.

•
In full and complete satisfaction of all such interests, Series B preferred stockholders received 433,678 shares of common stock representing their prorated share of the reorganized company and 408,030 warrants to purchase common stock of the reorganized company, exercisable at $11.20 per share.  The warrants expired on February 28, 2008.

•	Holders of WHX’s pre-bankruptcy filing common stock received no distribution under the Plan.

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

On January 21, 2009, WHX filed a Motion for a Final Decree and a Closing Report with the Bankruptcy Court.  On February 5, 2009, the Bankruptcy Court granted WHX’s motion and issued a Final Decree closing WHX’s 2005 Chapter 11 bankruptcy case.

General

HH East Parcel, LLC.  V. Handy & Harman

This action arose out of a purchase and sale agreement entered into in 2003 whereby H&H agreed to sell a portion of a commercial site in Connecticut (“Sold Parcel”) to HH East Parcel, LLC (“HH East”).  On or about April 5, 2005, HH East filed a Demand for Arbitration with the American Arbitration Association seeking legal and equitable relief including completion of the remediation of environmental conditions at the site in accordance with the terms of the agreement.  An arbitration hearing was held in October 2005, pursuant to which HH East was awarded, among other things, an amount equal to $5,000 per day from January 1, 2005 through the date on which remediation is completed.  As of the completion date of the remediation, April 6, 2007, the award amounted to approximately $4.0 million.  H&H applied to the Connecticut Superior Court to have the arbitration award vacated.  On June 26, 2006, the court issued a decision denying H&H’s application and granting HH East’s motion to confirm the arbitration award.  H&H appealed that decision.  On May 23, 2008, H&H was notified that the Connecticut Supreme Court affirmed the lower court decision.  On September 2, 2008, the parties executed a settlement agreement pursuant to which the parties exchanged full mutual releases in exchange for a payment by H&H to HH East of $4.9 million.  In addition, HH East agreed to cease immediately all collection efforts and agreed to the release of all funds subject to orders of attachment.  On December 2, 2008, pursuant to the settlement agreement, the parties jointly filed a satisfaction of judgment with the Connecticut Superior Court.

H&H has been working cooperatively with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a consent order entered into in 1989 that applies to the Sold Parcel and a remaining parcel that together with the Sold Parcel comprises the commercial site discussed above.  H&H has been conducting an investigation of the remaining parcel, and is continuing the process of evaluating various options for its remediation of the remaining parcel.  The sale of the Sold Parcel, which was the subject of the above-referenced litigation, triggered statutory obligations under Connecticut law to investigate and remediate pollution at or emanating from the Sold Parcel.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007, although H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between HH East and H&H.  Although no groundwater remediation is required, there will be monitoring of the Sold Parcel site for several years.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s Soil Action Remediation Action Report, dated December 28, 2007 as amended by an addendum letter dated July 15, 2008, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2008, and the remaining remediation and monitoring costs are expected to approximate $0.3 million.  H&H received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and is pursuing its potential entitlement to additional insurance coverage.

Paul E. Dixon & Dennis C. Kelly V. Handy & Harman

Paul Dixon and Dennis Kelly, two former officers of H&H (the “Claimants”) filed a Statement of Claim with the American Arbitration Association (the “Arbitration”) on or about January 3, 2006.  The Claimants were employees of H&H until September 2005 when their employment was terminated by H&H.  Their claims included seeking payments allegedly due under employment contracts and allegedly arising from their terminations, and seeking recovery of benefits under what they allege was the H&H Supplemental Executive Retirement Plan.

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

In April 2006, the Claimants served a request for benefits, severance and other amounts, similar to those described above, on H&H and various plan administrators and fiduciaries thereof.  The request was reviewed in accordance with the procedures of the benefit plans at issue and by letter dated September 27, 2006, claimants were notified that their request was largely denied.

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

Electroplating Technologies, Ltd v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contends that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential information of ETL.  ETL is seeking damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  Sumco is vigorously defending this lawsuit, and believes that it is without merit.  Nevertheless, there can be no assurance that Sumco will be successful in defending against ETL’s claims, or that Sumco will not have any liability on account of ETL’s claims.  Sumco’s liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of Sumco.

World Properties, Inc. et. al. v. Arlon, Inc.

In December 2008, World Properties, Inc. and Rogers Corporation (collectively, “Rogers”) filed a lawsuit against Arlon, Inc. (“Arlon”), a subsidiary of Bairnco, in the United States District Court in Hartford, CT.  The lawsuit alleges that Rogers is the exclusive licensee under U.S. Patent No. 5,552,210 (the “210 Patent”) and that Arlon’s TC600 circuit board infringes that patent.  In the complaint, Rogers demanded that Arlon cease the manufacture, sale and distribution of its TC600 circuit board and that the Court award unspecified damages to compensate Rogers for the alleged infringement.  Arlon has moved to dismiss the lawsuit, based upon a covenant not to sue contained in an asset purchase agreement between Rogers and Arlon, dated January 30, 1996 (the “APA”), that Arlon contends covers the TC600 and the 210 Patent.  Arlon has also requested that the Court stay discovery on Rogers’ patent infringement claim pending resolution of the motion to dismiss.  The Court has agreed to a stay of discovery on the patent infringement claim, but directed the parties to conduct expedited discovery on the issue of the applicability of the covenant not to sue in the APA to the TC600 and the 210 Patent. There can be no assurance that Arlon will be successful in defending against Rogers’ claims.  Arlon’s liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Environmental Matters

In connection with the Sold Parcel, H&H was responsible for demolition and environmental remediation of the site, the estimated cost of which was included in the loss on sale recorded in 2003.  In 2004, H&H determined that an increase in the reserve for environmental remediation was needed in the amount of $28.3 million.  This change in reserve was caused by the discovery of underground debris and soil contaminants that had not been anticipated.  These additional costs were included in environmental remediation expense.  An additional $4.0 million was also recorded in selling, general and administrative expenses in 2004 as a penalty related to the Sold Parcel.  H&H retains title to a parcel of land adjacent to the Sold Parcel.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at December 31, 2008.

H&H entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  H&H is actively remediating the property and continuing to investigate the most effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December of 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  H&H anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  The ongoing cost of remediation is presently estimated at approximately $1.0 million.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are allocated 75% to the former owner/operator and 25% to H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of December 31, 2008, over and above the $1.0 million, total investigation and remediation costs of $977,721 and $326,242 have been expended by the former owner/operator and H&H, respectively, in accordance with the settlement agreement.  Additionally, H&H is currently being reimbursed through insurance coverage for a portion of the investigation and remediation costs for which the Company is responsible.  H&H believes that there is additional excess insurance coverage, which it intends to pursue as necessary.

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

H&H received a notice letter from the EPA in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H then voluntarily joined a group of ten (10) other PRPs (which group has since increased to thirteen (13)) to work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine whether there are other parties that sent hazardous substances to the Superfund site but that have not received notice letters or been named as PRPs to date.  The PRP group submitted its good faith offer to the EPA in late October 2006.  The offer was contingent on the group arriving at an acceptable allocation amongst the PRPs.  All of the PRPs have reached proposed allocations as to percentages of responsibility for investigation and remediation costs at the Superfund site.  There is a “shortfall” in the overall allocation that is being shared, on a pro rata basis, among all of the participating PRPs.  The EPA has agreed to an orphan share for the past costs incurred through April 1, 2008 and has agreed to cap all future response and oversight costs at $2.9 million as further consideration for the orphan share.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  On December 9, 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts.  After the thirty-day comment period (during which no comments were received), the EPA filed a motion for the entry of the consent decree, which was granted on January 27, 2009.  With the filing and entry of the consent decree, H&H is required to make two payments in 2009.  One payment relates to the “true-up” of monies previously expended for remediation and is approximately $182,000.  The second payment relates to H&H’s share of the early action items for the remediation project and is approximately $308,380.  There are some parties who have not participated to date in the consent decree negotiations and allocation process.  Any such non-participating party may be sued later under CERCLA.  That is a decision that will be made in the future by the participating PRPs.  The remediation of a significant amount of the contamination at the site is the responsibility of the Department of Energy (“DOE”).  The DOE remediation is being accomplished by the U.S. Army Corps of Engineers (the “ACOE”).  The DOE portion of the work has begun but is not expected to be completed until August 2010, at which time the remaining chemical PRP work will be more clearly defined and additional financial contributions will be required by the chemical PRPs.  H&H is a chemical PRP; not a radiological PRP.  The ACOE has informed one of the radiological PRPs that it may seek contribution from that PRP for the portion of the remediation performed by the ACOE.  The radiological PRP in turn wishes to preserve its rights to sue the chemical PRPs in the event any portion of the ACOE’s claim relates to chemical waste.  The PRPs investigated the nature of the ACOE’s potential claim and determined, based on information currently available, that there is a minimal potential that the ACOE’s claim can legally or factually result in a contribution claim against the chemical PRPs.  H&H has recorded a significant reserve in connection with this matter.

H&H is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the property that is the subject of the Arista Development litigation discussed above.  H&H is in discussions with the EPA, the MADEP and the plaintiff in the Arista case in connection with the remedial activities.  In addition, H&H has engaged in discussions or received comments regarding its remedial plans from abutters.  H&H has successfully concluded settlement discussions with  abutters and entered into settlement agreements with each of them.  H&H does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, H&H and Bairnco have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters.  The Company had $6.7 million accrued related to estimated environmental remediation costs as of December 31, 2008.  Based upon information currently available, including H&H and Bairnco’s prior capital expenditures, anticipated capital expenditures, and information available to H&H and Bairnco on pending judicial and administrative proceedings, H&H and Bairnco do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on their financial position, but there can be no such assurances.  Such costs could be material to H&H and Bairnco’s results of operations and cash flows.  We anticipate that H&H and Bairnco will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco are unable to fund these liabilities, claims could be made against WHX for payment of such liabilities.  As further information comes into the Company’s possession, it will continue to reassess such evaluations.

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

A special meeting of stockholders was held on November 19, 2008, at which WHX’s stockholders approved proposals to (i) authorize the Company’s Board, at its discretion, to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of common stock, by a ratio of between 1-for-3 and 1-for-10, inclusive, without further approval or authorization of the Company’s stockholders, and to (ii) authorize the Company’s Board to amend the Company’s Amended and Restated Certificate of Incorporation to allow the Company’s stockholders to act by written consent of a majority of such stockholders.  The following sets forth the results of the voting at the meeting:

(i)           The proposal to authorize the reverse split of the Company’s common stock by a ratio of between 1-for-3 and 1-for-10:

For:	116,736,117	Against:	534,755	Abstain:	158,836

(ii)           The proposal to allow the Company’s stockholders to act by written consent of a majority of such stockholders:

For:	115,154,859	Against:	1,679,074	Abstain:	595,775

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

WHX emerged from bankruptcy on July 29, 2005.  The Company’s common stock issued upon its emergence from bankruptcy was traded on the “Pink Sheets” over-the-counter market under the symbol “WXCP.PK” through November 24, 2008.  On November 24, 2008, the Company consummated the Reverse Stock Split and its common stock began trading on the “Pink Sheets” over-the-counter market on November 25, 2008 under the new symbol “WXCO.PK” after giving effect to the split.  On December 5, 2008, the Company’s common stock was listed on the NASDAQ Capital Market and began trading under the symbol “WXCO.”  The number of shares of common stock issued and outstanding as of March 20, 2009 was 12,178,565.  As of March 20, 2009, there were approximately 35 holders of record of common stock.  As of March 20, 2009, the price per share of our common stock was $5.99.

The prices set forth in the following table represent the high and low sales prices of WHX’s common stock on the NASDAQ Capital Market and the “Pink Sheets” over-the-counter market, as applicable, for 2008 and 2007.  The high and low sales prices for periods prior to November 24, 2008 have been adjusted to reflect the Reverse Stock Split:

2008	HIGH	LOW
First Quarter	$47.00	$19.50
Second Quarter	$28.00	$10.00
Third Quarter	$32.00	$12.00
Fourth Quarter	$15.50	$5.00

2007	HIGH	LOW
First Quarter	$103.00	$76.00
Second Quarter	$100.00	$80.00
Third Quarter	$90.00	$70.50
Fourth Quarter	$75.00	$38.00

As part of the Plan of Reorganization of WHX, on July 29, 2005 all of WHX’s outstanding securities, including WHX’s pre-bankruptcy filing common stock, Series A preferred stock, Series B preferred stock and 10 1/2% Senior Notes due April 15, 2005, were cancelled and annulled.  In full and complete satisfaction of all such claims, holders of the 10 1/2% Senior Notes received 9,200,000 shares of the new common stock, on a pre-split basis, representing their pro rata share of the reorganized company.  These shares represented 92% of the equity in the reorganized Company.  In full and complete satisfaction of all such interests, preferred stockholders received 800,000 shares of the new common stock, on a pre-split basis, representing their pro rata share of the reorganized company and 753,155 warrants to purchase common stock of the reorganized company, exercisable at $11.20 per share, on a pre-split basis.  The warrants expired on February 28, 2008.  The common stock received by the preferred stockholders, collectively, represented 8% of the equity in the reorganized company.  Holders of common stock received no distributions under the Plan.

Dividend Policy

The Company has never declared or paid any cash dividend on its common stock.  The Company intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future.  H&H and Bairnco are restricted by the terms of their respective financing agreements from making dividends to WHX.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b) (1)	(c) (1)
Equity compensation plans approved by security holders	64,400	$90.00	15,600
Equity compensation plans not approved by security holders	--	--	--
Total:	64,400	$90.00	15,600

______________

(1)
Effective November 24, 2008, any unexercised options then outstanding to purchase shares of the Company’s common stock were adjusted pursuant to the terms of the 2007 Incentive Stock Plan to give effect to the Reverse Stock Split by reducing the number of share issuable thereunder to one-tenth (1/10) and increasing the exercise price to purchase one share of common stock under any such option by a multiple of ten (10).  All amounts reported in this table have been adjusted accordingly to reflect the Reverse Stock Split.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

WHX, the parent company, manages a group of businesses on a decentralized basis.  WHX owns H&H, a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials. In April 2007, WHX acquired Bairnco. Bairnco manages business units in three reportable segments:  Arlon EM, Arlon CM and Kasco Replacement Products and Services.  The business units of H&H and Bairnco principally operate in North America.

WHX Business System

The WHX Business System is at the heart of the operational improvement methodologies for all WHX companies and employees. Strategy Deployment forms the roof of the business system and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the System are the key performance indicators used to monitor and drive improvement.  The steps of the System are the specific tool areas that drive the key metrics and overall performance.  WHX utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

H&H’s Precious Metal Segment

H&H’s Precious Metal activities include the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating. H&H’s brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  H&H offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries.  H&H is also engaged in precision electroplating (often using gold, silver, palladium and various base metals) of electronic and electrical components primarily for use in the automotive industry.  H&H’s profits from precious metal products are principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value,” which includes the cost of base metals, labor, overhead, financing and profit.

H&H Tubing Segment

H&H manufactures a wide variety of steel tubing products.  The Stainless Steel Seamless Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow this Group to serve the petrochemical infrastructure and shipbuilding markets.  The Stainless Steel Tubing Group also manufactures products for use in the medical, semiconductor fabrication, aerospace and defense industries.   The Specialty Tubing Group manufactures welded carbon steel coated and uncoated tubing in straight lengths and coils with a primary focus on products for the refrigeration, HVAC and automotive industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products for the appliance and HVAC industries by fabricating tubing into sealed system components.

H&H Engineered Materials Segment

The H&H Engineered Materials Segment supplies products to the construction and building industries. H&H manufactures fasteners and fastening systems for the U.S. commercial flat roofing industry.  Products are sold to building and roofing material wholesalers. The products are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in log homes, landscaping, masonry, and wood decks.  H&H also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, H&H manufactures electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

Arlon Electronic Materials Segment

Arlon EM’s principal products include high performance materials for the printed circuit board industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets.

Arlon EM supplies high technology materials to the PCB industry.  Arlon EM products are marketed principally to OEMs and PCB manufacturers around the world by a direct technical sales force in many cases in support of country and area specific distributors and manufacturer’s representatives.  Arlon EM’s conventional laminates product line includes a wide variety of specialty polyimide and epoxy laminates and bonding films, as well as other high performance thermoset laminates.  These materials are used in demanding commercial and military market applications including high density interconnect, surface mount technology, heat sink bonding, semiconductor testing, wireless communications and microvia PCBs.  The microwave and radio frequency product area offers fluoropolymers (i.e. PTFE), ceramic-filled fluoropolymers, and other non-PTFE laminates that deliver the electrical performance needed in frequency-dependent circuit applications such as analog, digital and personal communication systems, high frequency military electronics, microwave antennas and cellular base station electronics.  These products are supplied as copper-clad laminates with bonding plies or prepregs for production of multi-layer printed circuits.

Arlon EM also manufactures a line of silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.  Typical applications and products include: silicone bagging materials for producing composite parts; silicone insulating tapes for electric traction motor coil windings; insulation materials for industrial and commercial flexible heaters; silicone materials for high temperature hose and duct markets; insulating tape for medium and high voltage electrical splices and self-fusing tapes for a variety of industrial and commercial applications; as well as compliant, thermally or electrically conductive silicone film adhesives known as Thermabond™ for heat sink-bonding to printed circuit boards.

Arlon Coated Materials Segment

Arlon CM’s principal products include adhesive coated cast and calendared vinyl films, cast vinyl fabric, custom-engineered laminates, and coated and laminated films, foils, foams and papers used in a broad range of industrial, consumer and commercial products.

Arlon CM specialty graphic films are marketed under the Arlon and Calon® brand names and include cast and calendared vinyl films that are manufactured in a wide variety of colors, face stocks and adhesive systems.  These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications.  Arlon CM also manufactures laminated vinyl fabrics for corporate identity programs.  These products are marketed under the ArlonFlex® brand name and complement the Calon® specialty graphic films.

Arlon CM also manufactures and markets custom-engineered laminates and coated products.  Typical applications include insulating foam tapes for thermopane windows, electrical insulation materials for motors and transformers, thermal insulation panels for appliances and cars, durable printing stock, coated foil tapes and transfer adhesives used in industrial assembly, and single and double-coated foam and film tapes and other custom engineered laminates for specific industrial applications.

Kasco Replacement Products and Services Segment

Kasco Replacement Products and Services is a provider of meat-room products and maintenance services for the meat and deli departments of supermarkets; for restaurants; for meat and fish processing plants; and for distributors of electrical saws and cutting equipment throughout North America, Europe, Asia and South America.  These products and services include band saw blades for cutting meat and fish, band saw blades for cutting wood and metal, grinder plates and knives for grinding meat, repair and maintenance services for food equipment in retail grocery and restaurant operations, electrical saws and cutting machines, seasoning products, and other related butcher supply products.

Kasco’s products and services are sold under a number of brand names including Kasco Corporation and Atlanta Sharptech in the United States and Canada, Atlantic Service Co. in the United Kingdom and Canada, Bertram & Graf in Germany, and Biro France and EuroKasco in France.

The following table presents information about reportable segments. In addition to the table below, please refer to the consolidated financial statements and financial statement schedules of WHX as of and for the years ended December 31, 2008 and 2007 to which the following discussion and analysis applies.  See “Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  Information about Bairnco’s segments in 2007 includes the period April 13, 2007 through December 31, 2007.

Statement of operations data:	Twelve Months Ended
(in thousands)	December 31,
	2008	2007

Net Sales:
Precious Metal	$156,847	$150,484
Tubing	118,318	117,627
Engineered Materials	246,815	228,248
Arlon Electronic Materials (a)	64,208	45,576
Arlon Coated Materials (a)	72,395	47,647
Kasco (a)	67,202	48,284
Total net sales	725,785	637,866

Operating income (loss) before corporate allocations
Precious Metal (d)	$16,461	$14,128
Tubing	10,896	4,799
Engineered Materials	22,553	20,923
Arlon Electronic Materials (a) (b)	6,243	496
Arlon Coated Materials (a) (b)	(1,199)	(2,881)
Kasco (a) (b)	3,786	1,657
Total	58,740	39,122

Corporate expenses allocation:
Precious Metal	4,192	4,361
Tubing	3,926	3,980
Engineered Materials	3,662	3,707
Arlon Electronic Materials (a)	1,100	876
Arlon Coated Materials (a)	1,240	916
Kasco (a)	1,151	928
Total	15,271	14,768

Impairments of long-lived assets:
Precious Metal	7,790	-
Tubing	501	-
Total	8,291	-

Segment operating income (loss):
Precious Metal (d)	4,479	9,767
Tubing	6,469	819
Engineered Materials	18,891	17,216
Arlon Electronic Materials (a) (b)	5,143	(380)
Arlon Coated Materials (a) (b)	(2,439)	(3,797)
Kasco (a) (b)	2,635	729
Segment operating income	35,178	24,354

Unallocated corporate expenses & non operating units	6,698	8,994
Unallocated pension credit	(8,335)	(5,778)
Proceeds from insurance claims, net	(3,399)	(6,538)
Employee benefit plan curtailment	(3,875)	-
Environmental remediation expense (c)	-	4,678
Loss on disposal of assets	212	283
Income from operations	43,877	22,715

Interest expense	36,787	39,488
Realized and unrealized loss on derivatives	1,355	1,888
Other expense	1,354	272

Income (loss) before taxes	$4,381	$(18,933)

(a)	The results of the Bairnco Segments in 2007 reflect the period subsequent to its acquisition, April 13, through December 31, 2007.

(b)
The following non-recurring charges relating to the purchase accounting for the Bairnco Acquisition are included in the 2007 results above:  Arlon EM-$3.5 million, Arlon CM-$2.4 million, and Kasco-$1.5 million.  The operating loss in 2008 for the Arlon CM segment includes $1.7 million of move costs in 2008 to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the results of the period were negatively impacted by a plant shutdown and related operating inefficiencies related to the move.

(c)
Environmental remediation expenses in 2007 have not been allocated to the reporting segments since the related facilities have been closed for several years and are not indicative of current operating results.

(d)
The Precious Metal segment operating income for 2008 and 2007 includes income of $3.9 million and $ 4.4 million, respectively, related to the liquidation of precious metal inventories valued at last in first out (“LIFO”) cost.

2008 Compared to 2007

Net sales for 2008 increased by $88.0 million, or 13.8%, to $725.8 million, as compared to $637.9 million in 2007.  Bairnco, which was acquired in April 2007, contributed $203.8 million in net sales in 2008, and $141.5 million of net sales in 2007.  The increase in Bairnco sales of $62.3 million is principally due to the 2007 period reflecting 39 weeks of sales activity (for the post-acquisition period April 13 through December 31, 2007), and the 2008 period reflecting 12 months of activity.  Net sales increased by $6.4 million at the Precious Metal segment, primarily driven by higher precious metal prices and increased volumes in certain markets, partially offset by declines in the domestic automotive market.  The Tubing segment sales increased by $0.7 million as strong growth in petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group were partially offset by weakness in the home appliance and domestic automotive markets serviced by the Specialty Tubing Group.  The Engineered Materials segment sales increased by $18.6 million, or 8.1%.  This increase in sales includes higher prices passed on to our customers to offset significantly higher steel costs, increased demand for our commercial roofing fasteners, and new products and channel growth for our “Fastenmaster” brand fastener products.

Gross profit percentage increased to 24.3% in 2008 from 20.8% in 2007.  Bairnco contributed $64.5 million of gross profit in 2008, and $28.0 million of the 2008 increase.  The increase in gross profit was also due to higher sales experienced by all of our operating segments, improved operating efficiencies, and price increases to offset higher precious metal, steel and other costs.  In 2008 and 2007, the Company recognized gains of $3.9 million and $4.7 million, respectively, from the liquidation of its precious metal inventories valued at LIFO.  Management believes that less precious metal inventory will be required for ongoing operations due to operational efficiencies.  In 2008, all WHX segments benefited from the continuing application of the WHX Business System.  In 2007, a one-time charge to cost of goods sold was recognized for $5.5 million which related to the acquisition of Bairnco’s inventory purchased at fair value and subsequently sold in the third quarter.

SG&A expenses increased $20.9 million to $131.6 million, or 18.1% of sales in 2008 from $110.7 million, or 17.3% of sales in 2007.  The increase in SG&A expenses related principally to the inclusion of Bairnco expenses for the entire year in 2008 as compared to 39 weeks in 2007 (an increase of $19.4 million).  In addition, there was an increase in employee-related costs including $1.2 million generated by the termination of two executive employment contracts, as well as $1.7 million of costs to consolidate two plants in San Antonio, Texas into one.  These increases were partially offset by lower audit and legal fees and a higher non-cash pension credit.  Furthermore, in 2007, the Company recorded $2.3 million of non-recurring charges for the write-off of acquired research and development and acquired backlog associated with the purchase accounting related to the Bairnco Acquisition.  In addition, the Company recorded $1.6 million of non-cash stock-based compensation expense under SFAS No. 123R in 2007 as compared to $0.6 million in the same period of 2008.

Non-cash asset impairment charges in 2008 totaling $8.3 million include $7.8 million related to the assets of Sumco, which is part of the Precious Metal reporting segment, and $0.5 million related to the assets of ITD, included in the Tubing reporting segment.

In December 2008, management decided to exit the welded specialty tubing market in Europe and close the Company’s ITD subsidiary, sell ITD’s assets, pay off ITD’s related debt and repatriate cash remaining post-closing.  The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers.  ITD represented 2.4% of the sales and 1.7% of the operating income of WHX in 2008.  In conjunction with the decision to close ITD, the Company reviewed the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  A review of future cash flows, based on the expected closing date, indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at ITD.  As a result, the Company recorded an asset impairment charge of $0.5 million in its consolidated statement of operations for 2008.

Sumco provides electroplating services primarily to the U.S. automotive market and is included in the Precious Metal reporting segment, and represented 17.5% of its 2008 sales.  Sumco has had declining 2008 and projected 2009 negative cash flows principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  In accordance with SFAS No. 144, in 2008, the Company evaluated Sumco’s long-lived assets in light of ongoing operating losses.  As a result, an impairment loss of $7.8 million was recognized in 2008 to write down the individual components of long-lived assets to the lower of their carrying value or estimated fair value.  The Board of Directors of Sumco is exploring strategic options for the Sumco business.

Also in 2008, the Company recorded a $3.9 million non-cash curtailment gain resulting from the discontinuance of certain H&H post-retirement medical benefit plans, and a significant reduction in the number of individuals participating in the executive life insurance plan as of December 31, 2008.

During 2008 and 2007, the Company received proceeds from the settlement of two discrete insurance claims.  In 2008, a gain of $2.7 million was recorded in connection with the settlement of a claim related to an environmental site where the Company is a PRP and an additional $0.7 million related to a fire loss claim from 2002 at a plant of a subsidiary.  The fire loss claim also resulted in a gain of $6.5 million in 2007.

Environmental remediation expenses of $4.7 million were recorded in 2007.  Specifically, during 2007 the Company revised its estimates of future remediation costs for various locations and also increased its environmental reserves based on the latest estimate of cleanup costs, together with certain past oversight costs, and an expected increase in the Company’s allocation percentage among the PRPs.

Income from operations increased $21.2 million to $43.9 million in 2008 as compared to $22.7 million in 2007.  The increase was principally driven by increased sales and gross margin improvements in 2008 along with no remediation expenses in 2008 versus $4.7 million in 2007, which was partially offset by higher SG&A expenses, non-cash asset impairment charges of $8.3 million and lower insurance proceeds in 2008 versus 2007.

Interest expense was $36.8 million in 2008, representing a 6.8% decrease in comparison to $39.5 million in 2007, as total borrowings and the related interest rates both decreased.  In September of 2008, WHX completed the Rights Offering, raising $156.5 million in equity and cash, of which approximately $13.2 million was used to pay down its senior debt and $142.5 million was used to pay down certain related party long-term debt of WHX, H&H and Bairnco.

Realized and unrealized losses on derivatives totaled $1.4 million in 2008, compared to $1.9 million in 2007.  H&H enters into commodity futures and forwards contracts on precious metals in order to economically hedge its precious metals inventory against price fluctuations.  Although precious metals prices increased in 2008, the realized and unrealized loss on derivatives declined in 2008 principally because the volume of H&H’s precious metal inventories substantially declined, resulting in hedged quantities of precious metals declining in 2008.

In 2008, a tax provision of $1.4 million was recorded, versus a tax provision of $1.8 million in 2007.  The Company’s tax provision in both years is principally for state and foreign taxes.  However, in 2008, the Company expects to have U.S. Federal taxable income and utilize a portion of its NOLs.  Therefore, the Company will be liable for the alternative federal minimum tax, and has recorded a federal tax provision of $0.1 million accordingly.  The Company did not record any federal tax provision or benefit from the NOLs in 2007.  Despite the Company’s taxable income expected for 2008, the Company has recorded a valuation allowance against deferred tax assets resulting from NOLs in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), since, based on the weight of available evidence, it is more likely than not that some portion or all of the tax benefits will not be realized in future periods.

Net income in 2008 was $3.0 million, or $0.75 per share, compared to a loss of $20.8 million or ($20.77) per share in 2007.

The comments that follow compare revenues and operating income by segment for 2008 and 2007:

Precious Metal

Net sales for the Precious Metal segment increased $6.4 million or 4.2%, to $156.8 million in 2008 from $150.5 million in 2007.  The segment experienced higher sales from higher precious metal prices, increased market share in the HVAC and welding distribution markets, and stronger sales in the energy exploration and electrical markets.  In addition, an acquisition completed in late 2007 contributed an additional $4.0 million to sales in 2008.  These increases were partially offset by a reduction of $14.6 million of sales at Sumco, our electroplating subsidiary that primarily services the U.S. automotive markets.

Segment operating income decreased by $5.3 million to $4.5 million in 2008, compared to $9.8 million in 2007, principally due to the non-cash impairment charge of $7.8 million recorded in 2008 related to the long-lived assets of Sumco.  In light of ongoing projected operating losses at Sumco, principally caused by the decline in U.S. economic activity and Sumco’s reliance on the U.S. automotive market for sales, the Company evaluated Sumco’s long-lived assets and recorded a $7.8 million non-cash impairment loss.  Offsetting this loss, improvements in operating income resulted from the incremental gross profit from higher sales and favorable product mix shifts to higher margin products.  The segment also benefited from improved operating efficiencies at its principal operating precious metal brazing alloy facility.  In addition, operating efficiencies have resulted in a permanent reduction of our precious metal inventory, which H&H records at LIFO cost subject to lower of cost or market, with any adjustments recorded through cost of goods sold.  The Company recognized $3.9 million of profit in 2008 arising from the liquidation of a portion of the LIFO inventory.  The decline in precious metal inventory is a trend that continues from 2007, when such decline resulted in $4.7 million of profit from liquidation of the LIFO inventory.

Tubing

In 2008, net sales for the Tubing segment increased $0.7 million, or 0.6%, to $118.3 million from $117.6 million in 2007.  Strong demand for small diameter precision-drawn long coil seamless tubing that principally services the petrochemical and shipbuilding industries was the principal cause of a $10.3 million increase in net sales of the Stainless Steel Tubing Group.  The Specialty Tubing Group experienced reduced sales of $9.6 million principally resulting from lower sales to its customers in the home appliance industry.

Segment operating income increased by $5.7 million to $6.5 million in 2008 as compared operating income of $0.8 million in 2007.  The improvement in operating income was the result of improved operating efficiencies within the Specialty Tubing Group, which experienced losses in 2007.  Profit contribution from strong sales of the Stainless Steel Tubing Group also resulted in higher operating income for the segment.

In December 2008, WHX management decided to exit the welded specialty tubing market in Europe and close ITD, sell ITD’s assets, pay off ITD’s related debt and repatriate cash remaining post closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers.  A non-cash impairment charge was recorded against the machinery and equipment of this subsidiary for $0.5 million.

Engineered Materials

Net sales for the Engineered Materials segment increased $18.6 million, or 8.1%, to $246.8 million from $228.2 million in 2007. This increase in sales was primarily driven by higher prices passed on to our customers to offset significantly higher steel costs, as well as increased demand for our commercial roofing fasteners, and the introduction of new products and channel growth for our “Fastenmaster” brand fasteners.

Segment operating income increased by $1.7 million from $17.2 million in 2007 to $18.9 million in 2008.  The improvement in operating income was the result of the significantly higher sales and stable gross profit margin despite pricing pressures and an increase in the market for lower margin private label products. Selling prices were raised in 2008 in order to partially offset the effect of higher steel prices.  Operating efficiencies have also generated a significant reduction in segment inventory levels compared to prior year, enhancing cash flow. The 2007 results include a postretirement welfare plan curtailment charge of $0.7 million at one of the subsidiaries included in this segment.

Bairnco Segments

The table below for the Bairnco segments reflects net sales and operating income for 2007 on a pro forma basis for the entire 2007, including the period prior to the acquisition date of April 13, 2007.  Pro forma adjustments have been made to the historical 2007 results of the Bairnco segments to: (i) eliminate $7.4 million of non-recurring purchase accounting adjustments related to the acquisition of Bairnco by WHX; (ii) add additional expense totaling $0.5 million for amortization of intangible assets and depreciation of property, plant and equipment based on the fair values that were assigned to such assets in the acquisition, as if such acquisition occurred on January 1, 2007, and (iii) eliminate $5.5 million of costs related to the tender offer for Bairnco’s shares and other costs related to the change of control of Bairnco.  The non-recurring purchase accounting adjustments referred to in (i) above related to the $5.5 million inventory fair value write-up and subsequent recognition of that higher value as product was sold, as well as $1.6 million of charges for the write-off of acquired research and development and $0.2 million of acquired backlog.

This pro forma financial information has been included for comparative purposes only to assist in better understanding the results of the Bairnco segments, and such amounts have not been included in the Company's consolidated results for these periods. The Bairnco segments’ pro forma financial information is not intended to represent, or be indicative of, the results of operations that would have been reported had the acquisition of Bairnco by WHX been completed as of January 2007, nor such segments’ future results of operations.

		2007
	2008	Pro forma
	(in thousands)
Net Sales:
Arlon Electronic Materials	$64,208	$64,630
Arlon Coated Materials	72,395	65,497
Kasco	67,202	66,149
Total net sales	$203,805	$196,276

Operating income/(loss)
Arlon Electronic Materials	$6,243	$5,792
Arlon Coated Materials (a)	(1,199)	(1,411)
Kasco	3,786	2,267
Corporate	(3,491)	(4,085)
Total operating income	$5,339	$2,563

(a)
The operating loss for the Arlon CM segment for 2008 includes $1.7 million of costs to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the results of the period were negatively impacted by a plant shutdown and related operating inefficiencies during the move.

Year Ended December 31, 2008 versus Pro-forma December 31, 2007

Net sales for the Bairnco Segments on a combined basis for the year ended December 31, 2008 increased 3.8% to $203.8 million from $196.3 million in 2007. Arlon EM sales of $64.2 million were down slightly from $64.6 million due primarily to a slow first half of 2008 in military programs but mostly offset by improved sales during the second half. Arlon CM sales of $65.5 million in 2007 increased 10.5% to $72.4 million in 2008, driven by strong sales to global digital print media markets but partially offset by softness in the Asia container market. Kasco's sales of $67.2 million were up 1.6% from $66.1 million due primarily to the impact of exchange rates of a weakened US dollar on European sales during the first nine months of 2008. Kasco’s domestic route sales showed improvement during the third and fourth quarters of 2008.

Operating income of $5.3 million in 2008 for the Bairnco segments reflects a $2.8 million increase from $2.6 million of pro forma operating income in 2007.  The improvement was principally due to higher gross profit.  In the Arlon EM segment, gross profit improved as a result of sales mix and increased production volumes for the wireless telecommunications markets during the second half of 2008, and in the Kasco segment, from higher sales and improved efficiencies from the consolidation of manufacturing plants completed in 2007. Gross profit for the Arlon CM segment increased on higher sales in the digital print media markets and related production volumes. However, Arlon CM gross profit in its graphics businesses was negatively impacted in the fourth quarter as the corporate re-imaging and Asia container markets softened.  In 2008, all three Bairnco segments benefited from the lean manufacturing implementation currently in process.

The improvement in gross margin was partially offset by higher SG&A expenses.  Included in the 2008 expenses is $1.7 million of move related costs to consolidate two Arlon CM plants in San Antonio, Texas into one plant. Excluding the move related costs from the 2008 SG&A expenses, the overall remaining increase in 2008 is primarily due to higher compensation expenses and freight costs related to increased sales and higher gasoline prices.

Unallocated Corporate Expenses

Unallocated WHX corporate expenses decreased from $9.0 million in 2007 to $6.7 million in 2008.  There were decreases in the costs for audit, legal and consulting fees and non-cash expenses associated with stock-based compensation for certain executives.

General Outlook

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our businesses sell to cyclical industries such as the commercial and residential construction, energy, appliance and automotive industries and consumer markets. As a result, downturns in the United States economy, like the one currently taking place, or in any of those markets could materially adversely affect our results of operations and cash flows.  In response to the current economic downturn, in addition to accelerating the implementation of the WHX Business System, the Company has executed specific plans of action to reduce costs by rationalizing our workforce and consolidating operations. We continue to introduce new products and gain market share where possible. On January 4, 2009, the Company implemented a 5% salary reduction to annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers, in furtherance of the Company’s ongoing efforts to lower its operating costs. The Company also suspended its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement.

Management has taken these precautionary steps to lessen the impact of the downturn in the U.S. and global economy. While changes in market demand are not within our control, we are focused on the areas we can impact.  We expect the continuing application of the WHX Business System and other cost improvement initiatives to continue to positively impact our productivity and profitability and result in a more efficient infrastructure that we can leverage when demand growth returns. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.  While the cost of commodity raw materials declined in the second half of 2008, we currently expect these costs to continue to be volatile in 2009.  If raw material prices increase, we may not be able to fully recover the cost (other than our cost for precious metals) by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

Liquidity

The Company recorded net income of $3.0 million and generated $10.1 million of positive cash flow from operating activities in 2008.  Nevertheless, it has incurred significant losses and negative cash flows from operations in recent years, and as of December 31, 2008 had an accumulated deficit of $431.1 million.  As of December 31, 2008, the Company’s current assets totaled $177.2 million and its current liabilities totaled $129.4 million, resulting in working capital of $47.8 million.  The Company’s financial position has improved from 2007, when it incurred a net loss of $20.8 million, generated $2.4 million of negative cash flows from operating activities, and had working capital of $15.0 million as of December 31, 2007.  The Company has reduced its level of debt substantially in 2008, from $359.4 million to $209.2 million, principally through the Rights Offering completed on September 25, 2008.  See the discussions below regarding the separate liquidity of WHX the parent company, H&H and Bairnco.

Rights Offering

As a result of the Rights Offering, the Company sold 11,178,459 shares of common stock, to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SP II subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SP II owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling approximately $6.0 million, (ii) repay Company indebtedness to SP II of approximately $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date as described below.

WHX Corporation, the parent company

WHX has as its sole source of cash flow, distributions from its principal subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million (see below for a description of this loan provision), $7.0 million of which has been distributed.  H&H’s credit facilities are collateralized by substantially all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are secured by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, there was no required contribution to the WHX Pension Plan in 2008.  The recent decline of stock prices across a significant cross-section of the United States stock market has resulted in an unfunded pension liability of the WHX Pension Plan of $134.0 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.2 million and $6.0 million, respectively.   Required future contributions are determined based upon and subject to changes, and assumptions as to future changes, in asset values on plan assets, discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be effected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

In recent years, the Company experienced liquidity issues.  On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its properties as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

Since WHX emerged from bankruptcy, there have been no dividends from H&H or Bairnco to WHX (due to covenant restrictions in their respective credit facilities) and WHX’s principal sources of cash flow have consisted of:

•	The issuance of $5.1 million in preferred stock by a newly created subsidiary in October 2005, which was invested in the equity of a public company (CoSine);

•
Partial payment by H&H of a subordinated debt to WHX of $9.0 million, which required the approval of the banks participating in the H&H credit facilities.  Subsequent to this transaction in 2006, the remaining intercompany loan balance of the subordinated debt of $44.2 million was converted to equity;

•	As permitted by the March 29, 2007 amendment and waiver to the H&H credit facilities, unsecured loans from H&H for certain required payments to the WHX Pension Plan;

•
As permitted by a March 12, 2009 amendment to the H&H credit facilities, an unsecured loan from H&H to WHX for other uses in the aggregate principal amount of up to approximately $12.0 million (initially amended on July 27, 2007 to be up to $7.0 million), subject to certain limitations, of which approximately $7.0 million has already been distributed;

•
A $15.0 million subordinated loan from SP II advanced on April 17, 2007 pursuant to the Subordinated Loan Agreement, which WHX used to fund a capital contribution to BZA to finance in part the Bairnco Acquisition;

•
As permitted by a September 10, 2007 amendment to the H&H credit facilities, an unsecured loan from H&H of $13.0 million which was used by WHX to make a payment to the WHX Pension Plan on September 12, 2007; and

•	Proceeds from the settlement of a fire loss claim at a plant of a subsidiary of the Company in the amounts of $0.8 million, $6.5 million and $0.8 million in 2006, 2007 and 2008, respectively.

As of December 31, 2008, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $4.8 million and current liabilities of approximately $2.8 million. H&H is permitted to advance up to $5 million to WHX pursuant to the most recent amendment to H&H’s credit agreements, and Bairnco is permitted by its credit agreements to transfer up to $600,000 per year to WHX in payment of services rendered by WHX on its behalf.  Management expects that WHX will be able to fund its operations in the ordinary course over at least the next twelve months.

Handy & Harman and Bairnco

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will improve or when the credit contraction will significantly ease.  As a result of the ongoing credit market turmoil, the Company may not be able to obtain additional debt or equity financing if necessary or desired.  Furthermore, one or more of the financial institutions that make available the Company’s revolving credit facilities may become unable to fulfill their funding obligations, which could materially and adversely affect liquidity.

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by a borrowing base of accounts receivable and inventory.  As of December 31, 2008, H&H’s availability under its credit facilities was $20.4 million, and Bairnco’s availability under its credit facilities was $6.7 million.  However, there can be no assurances that they will continue to have access to all or any of the credit lines if their operating and financial performance do not satisfy relevant borrowing base criteria and financial covenants within the financing agreements.  If either H&H or Bairnco do not satisfy borrowing base criteria or financial covenants, and if they are unable to secure necessary waivers or other amendments from the lender, they will not have access to their credit facilities, which could adversely affect the Company’s liquidity.

The Company

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of assets and/or businesses, and (iv) from other discrete transactions.

The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and sale of certain assets.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

Management is utilizing the following strategies to enhance liquidity: (1) continuing to implement the WHX Business System throughout all of the Company’s operations to enhance systems and processes to increase operating efficiencies at Company facilities, (2) supporting profitable sales growth both internally and through acquisition, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

Net cash provided by operating activities for 2008 totaled $10.1 million. Net income adjusted for non-cash income and expense items provided approximately $36.9 million of net cash. Working capital accounts used $26.8 million of cash, as follows: accrued interest paid to SP II with the proceeds of the Rights Offering resulted in a net repayment, or use of cash, of $17.6 million, accounts receivable provided $6.7 million, inventories provided $7.5 million, and net other current assets and liabilities used $23.4 million.

Net cash used by operating activities for 2007 totaled $2.4 million.  Net loss adjusted for non-cash income and expense items provided $10.1 million of cash. Working capital accounts used $12.4 million of cash, as follows: accounts receivable provided $2.1 million, inventories provided $13.8 million, interest accrued but not paid to SP II provided $9.4 million, and net other current assets and liabilities used $39.5 million.

A $21.2 million improvement in operating income was the major reason for the $12.4 million increase in operating cash flow in 2008 as compared to 2007.  In addition, there were higher payments in 2007 for environmental remediation costs, legal costs, and pension plan contributions. This was partially offset by the repayment of accrued interest to SP II in 2008.

Although 2008 sales were $87.9 million higher than 2007 sales, accounts receivable provided cash of $6.7 million in 2008 instead of using cash. This was principally caused by a lower accounts receivable balance at year-end, driven by slow sales in the fourth quarter of 2008 versus 2007. Such sales were negatively impacted by recessionary trends affecting many of the markets that the Company’s subsidiaries operate in.  Accounts receivable provided $2.1 million of cash in 2007.

Inventory decreased by $8.4 million, or 10.0%, as of December 31, 2008, as compared to December 31, 2007, principally due to improved inventory management at various subsidiaries, including a reduction in the quantity of precious metal inventory owned, resulting in net cash of $7.5 million being provided in 2008.  The Company improved its operating efficiencies and successfully reduced inventory levels by employing the WHX Business System, which includes lean manufacturing and other managerial processes and procedures.  In 2007, inventory provided $13.8 million of cash, principally as a result of a subsidiary of H&H receiving 400,000 ounces of silver from a customer under an unallocated pool agreement.  In the normal course of business, such subsidiaries of H&H accept precious metal from suppliers and customers, which quantities are returnable in fabricated or commercial bar form under agreed-upon terms. To the extent such metals are used by its subsidiaries to meet their operating requirements, the amount of inventory which H&H must own is reduced.  As a result of this customer agreement, H&H was able to reduce its owned quantity of silver by over 400,000 troy ounces in 2007, providing over $5.0 million in cash. For the entire year of 2007, the Company reduced the quantity of its owned precious metal inventory by 1,184 troy ounces of gold and 690,200 troy ounces of silver, which approximated $10 million at average market value.  In addition, as the Company sold the inventory that it had acquired in the Bairnco Acquisition in April 2007, it recovered the manufacturing profit of $5.6 million that was paid for the inventory at that date.

Net other current assets and liabilities (including accrued interest payable to SP II) used $45.8 million of cash flow in 2008 and used $28.4 million in 2007. Cash used in 2008 period was primarily due to the payment to SP II of accrued interest of $28.1 million from proceeds of the Company’s Rights Offering, and a reduction in accounts payable of $12.5 million.  The lower accounts payable balance was principally due to reduced sales and purchases of raw materials during the fourth quarter of 2008 as compared to the fourth quarter of 2007.  This was partially offset by the collection of an income tax refund of $1.8 million in 2008.  The 2007 use of cash was principally driven by $21.6 million of payments made to fund the WHX Pension Plan, and approximately $6.3 million of payments for environmental remediation costs, but was partially offset by the accrual of $9.4 million of interest payable to SP II (net of payments), higher accounts payable, and additional environmental remediation accruals totaling $4.7 million.

Investing Activities

Investing activities used $5.8 million in 2008 and $110.5 million in 2007 with 2007 principally driven by the 2007 Bairnco Acquisition, which used $99.5 million, net of cash acquired, and the acquisition by H&H of Omni Technologies Corporation in November 2007 for $3.1 million.  Capital spending in 2008 was $12.3 million, as compared to $10.2 million spent in 2007. Cash paid out for precious metal derivative contracts in 2008 was $1.7 million as compared to $2.0 million in 2007.  In 2008, net proceeds from the sale of assets totaled $8.3 million, principally from the sale of the Rancho Cucamonga, California land and plant building utilized by Arlon, Inc., a subsidiary of Bairnco.  Arlon, Inc. has leased the facility from the buyer under a 15-year lease, with two 5-year renewal options.  In 2007, $4.3 million was received principally from the sale of assets of two closed facilities of H&H.

Financing Activities

Financing activities used a net amount of $1.6 million in 2008. The completion of the Rights Offering resulted in cash proceeds, net of expenses, of $155.6 million, $120.8 million of which represented SP II’s participation.  Of the total proceeds, $111.2 million was used to repay debt to SP II, and $28.1 million was used to pay SP II accrued interest, which was reflected in operating cash flows as mentioned above.  In addition to the debt repaid to SP II, there were $30.9 million of repayments of term loans in 2008.  In addition to the scheduled principal repayments, Bairnco used the proceeds of its sale of the Rancho Cucamonga property described above to repay $7.8 million of the term loan under its Wells Fargo Facility.  Bairnco also repaid $1.8 million of principal on its term loan upon receipt of an income tax refund of the same amount during the 2008 period.  H&H borrowed an additional $4.0 million under its Wachovia term loan facility on February 14, 2008. There was a net repayment on the Company’s revolving credit facilities of $17.1 million, and the payment of $1.6 million of financing fees during 2008.

 In 2007, financing activities provided $114.0 million, $101.4 million of which was due to the financing of the Bairnco Acquisition, which was initially financed fully by SP II.  In July 2007, Bairnco completed a refinancing of its debt which resulted in new term loan borrowings of $76.0 million and payments of approximately $55.5 million to SP II and $14.8 million of term loan payments to its former credit bank.  H&H borrowed a total of $14.5 million from SP II; $5.7 million in July, $8.0 million in September, and $0.8 million in December 2007. There were additional net drawdowns of $3.4 million on the revolving credit facilities of both H&H and Bairnco (post–acquisition), partially offset by $8.3 million of additional principal repaid on term loans and $3.7 million related to financing fees principally in connection with the extension of the maturity of the H&H credit facilities and the refinancing of Bairnco’s debt.

Debt

The following terms and conditions of the Company’s various credit facilities reflect the March 12, 2009 amendments to such agreements.

Handy & Harman

H&H’s financing agreements include the Wachovia Facilities, which provide for revolving credit and term loan facilities, and the Term B Loan with SP II.

The Wachovia Facilities currently provide for maximum borrowings of $115 million, consisting of a revolving credit facility of up to $75 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable and inventory, and reduced by the amount of certain term and supplemental term loans outstanding to Wachovia. In addition, the Wachovia Facilities also include term loans funded by Ableco ($43.3 million as of December 31, 2008 and $40.0 million currently). The term loans are collateralized by eligible machinery and equipment and real estate. The revolving credit facility and the term and supplemental loans payable under the Wachovia Facilities bear interest at LIBOR, which shall at no time be less than 1.00%, plus applicable margins of between 2.75% and 3.75%, or the U.S. Base rate (Prime rate, which shall at no time be less than 3.00%) plus 1.00% to 2.00%. The applicable margin for the revolving credit facility and the term loans payable under the  Wachovia Facilities is dependent on H&H’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement. The term loans payable to Ableco bear interest at LIBOR, which shall at no time be less than 3.25%, plus an applicable margin of 11.75%, or the U.S. Base rate (Prime rate, which shall at no time be less than 5.00%) plus 10.00%. Borrowings under the Wachovia Facilities are collateralized by first priority security interests in and liens upon all present and future stock and assets of H&H and its subsidiaries, including all contract rights, deposit accounts, investment property, inventory, equipment, real property, and all products and proceeds thereof.  Principal payments for the term loans under the Wachovia Facilities are due in monthly installments of $0.3 million. The Wachovia Facilities contain affirmative, negative, and financial covenants (including, EBITDA (as defined) shall not be less than $32.0 million increasing at a rate of $0.5 million per month from May 2009 through December 2009 and $36.0 million thereafter, the Senior Leverage Ratio shall not be greater than 3.00:1.0, Capital Expenditures shall not be made in excess of $12.5 million in any 12 month period, as such terms are defined therein), and cash distributions that can be made to WHX are restricted.  The Wachovia Facilities mature on June 30, 2011.

The Term B Loan with SP II also matures on June 30, 2011 and provides for annual payments based on 40% of excess cash flow as defined in the agreement (no principal payments are currently payable).  Interest accrues monthly at the Prime Rate plus 14%, and at no time shall the Prime Rate (as that term is defined in the agreement) be below 4.0%. Pursuant to the terms of a subordination agreement between SP II and the participants in the Wachovia Facilities, H&H’s interest payable to Steel is accrued but not paid.  The Term B Loan has a second priority security interest in and lien on all assets of H&H, subject to the prior lien of the Wachovia Facilities and H&H’s $12 million guaranty and security interest for the benefit of Ableco as agent of the Bairnco indebtedness. In addition, H&H has pledged a portion of all outstanding stock of Indiana Tube Danmark A/S, a Danish corporation, and Protechno, S.A., a French corporation, both of which are indirect wholly-owned subsidiaries of H&H. The Term B Loan contains affirmative, negative, and financial covenants (including, EBITDA (as defined) shall not be less than $32.0 million increasing at a rate of $0.5 million per month from May 2009 through December 2009 and $36.0 million thereafter, the Senior Leverage Ratio shall not be greater than 3.00:1.0, Capital Expenditures shall not be made in excess of $12.5 million in any 12 month period, as such terms are defined therein), and cash distributions that can be made to WHX are restricted. The Term B Loan also contains cross-default provisions with the Wachovia Facilities.

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

On February 14, 2008, H&H and certain of its subsidiaries amended its credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of the Term B Loan with SP II in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the Rights Offering, less $5.0 million which shall be used to pay down the revolver under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty, both terms as defined below in the description of the February 14, 2008 amendment by Bairnco to its credit agreements, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and its subsidiaries.

On September 29, 2008, H&H and certain of H&H’s subsidiaries amended the Wachovia Facilities, effective as of September 26, 2008.  The Wachovia Facilities were amended to, among other things, eliminate the requirement that the proceeds of WHX’s Rights Offering be paid to the lenders of the Wachovia Facilities.  In connection with the amendment to the Wachovia Facilities, WHX entered into a letter agreement with Ableco pursuant to which WHX agreed that, within 10 days after the effective date of the amendment, an additional $5,000,000 from the proceeds of WHX’s Rights Offering shall be either (a) remitted to Bairnco, and simultaneously used by Bairnco to prepay its term loans with either Wells Fargo Foothill, Inc. or Ableco or (b) remitted to H&H and simultaneously used by H&H to permanently prepay term loans under the Wachovia Facilities.

On October 29, 2008, H&H and certain of its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, provide for a reduction in the H&H Guaranty from up to $10 million to up to $7 million.

On March 12, 2009, H&H and almost all of its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to certain limitations, and (vi) provide for an increase in the existing limited guaranty by H&H from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

Bairnco

Bairnco’s financing agreements include the Wells Fargo Facility, which provides for revolving credit and term loan facilities, the Ableco Facility and the Subordinated Debt Credit Agreement with SP II, both of which are also term loan facilities.

The Wells Fargo Facility provides for a revolving credit facility in an aggregate principal amount not to exceed $30.0 million and a term loan facility of $28.0 million.  Borrowings under the Wells Fargo Facility bear interest, (A) in the case of base rate advances at 0.75% above the Wells Fargo Prime rate and base rate term loans at 1.25% above the Wells Fargo Prime rate, and (B) in the case of LIBOR rate loans, at rates of 3.00% for advances or 3.50% for term loans, as applicable, above the LIBOR rate.  Obligations under the Wells Fargo Facility are guaranteed by certain of Bairnco’s subsidiaries, and secured by a first priority lien on all assets of Bairnco and such subsidiaries. Principal payments for the term loans under the Wells Fargo Facility are due in monthly installments of $0.2 million. The scheduled maturity date of the indebtedness under the Wells Fargo Facility is July 17, 2012.

The Ableco Facility provides for a term loan facility of $48.0 million.  Borrowings under the Ableco Facility bear interest, in the case of base rate loans, at 6.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate, and, in the case of LIBOR rate loans, at 9.00 % above the LIBOR rate. Obligations under the Ableco Facility are guaranteed by Bairnco and certain of its subsidiaries, and secured by a second priority lien on all of their assets. The Ableco Facility is also collateralized by a limited guaranty by H&H of up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  Principal payments for the term loans under the Ableco Facility are due on the maturity date, which is July 17, 2012.

The Wells Fargo Facility and the Ableco Facility contain affirmative, negative, and financial covenants (including, for the applicable periods set forth therein, permitting TTM EBITDA to be less than $13.0 million to $14.0 million, having a Leverage Ratio of more than 6.74:1.0 to 5.0:1.0, having a Fixed Charge Coverage Ratio of less than 0.75:1.0 to 1.0:1.0 and making Capital Expenditures in excess of $9.0 million in any fiscal year, as such terms are defined therein).

The Subordinated Debt Credit Agreement with SP II provides for a term loan facility.  The original principal of approximately $31.8 million was reduced to $10.0 million with proceeds from WHX’s Rights Offering.  All borrowings under the Subordinated Debt Credit Agreement bear interest at 9.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate. Principal, interest and all fees payable under the Subordinated Debt Credit Agreement are due and payable on the scheduled maturity date, January 17, 2013. Obligations under the Subordinated Debt Credit Agreement are guaranteed by Bairnco and certain of its subsidiaries, and collateralized by a subordinated priority lien on their assets.  The Subordinated Debt Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions.

On February 14, 2008, Bairnco and certain of its subsidiaries amended the Wells Fargo Facility and the Ableco Facility to, among other things, reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.   In addition, each of the Wells Fargo Facility and the Ableco Facility was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the Rights Offering by March 31, 2008 in Bairnco and for such  proceeds to be used to prepay at least $10 million under the Wells Fargo term loan, (ii) SP II to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either SP II or WHX into Bairnco, or any combination of the foregoing.

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco, (i) sold certain property in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year lease term with two 5 year renewal options.  Bairnco agreed to guarantee the payment and performance under the lease. The proceeds from the sale were applied to repay a portion of the term loan under the Wells Fargo Facility. On June 30, 2008, Bairnco amended the Wells Fargo Facility and its Ableco Facility to permit these transactions, the sale of certain other real property and related amendments.

On October 29, 2008, Bairnco and certain of its subsidiaries amended the Ableco Facility and the Wells Fargo Facility.  Each of the Wells Fargo Facility and Ableco Facility was amended to, among other things, (i) reset the levels of certain financial covenants, (ii) provide for the payment from the Company’s Rights Offering of $8.2 million to reduce the term loan pursuant to the Wells Fargo Facility and terminate the limited guaranty issued by SP II in favor of Ableco (the “Steel Partners Working Capital Guaranty”), (iii) provide for the payment from the Company’s Rights Offering of $3.0 million to reduce the outstanding term loan pursuant to the Ableco Facility and $2.0 million to reduce the outstanding revolving loan pursuant to the Wells Fargo Facility, (iv) permit cash interest payments under Bairnco’s Subordinated Debt Credit Agreement with SP II subject to certain conditions, and (v) permit the assignment of Bairnco’s obligations under the Subordinated Debt Credit Agreement to WHX.

The Ableco Facility was also amended to provide for, among other things, a reduction in the H&H Guaranty from up to $10 million to up to $7 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.

On March 12, 2009, Bairnco and certain of its subsidiaries amended the Wells Fargo Facility and the Ableco Facility to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  The Subordinated Debt Credit Agreement with SP II was also amended to, among other things, increase the interest rates.

The Subordinated Loan Agreement provided for a subordinated term loan of $15 million from SP II to WHX in connection with the Bairnco Acquisition, and was unsecured at the WHX level.  Borrowings under the Subordinated Loan Agreement bore pay-in-kind interest at a rate per annum equal to the prime rate of JP Morgan Chase plus 7.75%, with a minimum interest rate of 16% per annum and a maximum interest rate of 19% per annum.  Obligations under the Subordinated Loan Agreement were guaranteed by Bairnco and certain of its subsidiaries and secured by a junior lien on the assets of Bairnco and certain of its subsidiaries and capital stock of certain of Bairnco’s subsidiaries. The Subordinated Loan Agreement was fully paid in September 2008 with proceeds from WHX’s Rights Offering.

Prior to the March 12, 2009 amendments to the Company’s credit agreements, the Company’s weighted average interest rate for 2008 was 9.88%.  In 2007, the Company’s weighted average interest rate was 11.86%.

Other Obligations

Pension Plan

On July 24, 2003, the Company entered into an agreement among the PBGC, WPC, WPSC, and the United Steelworkers of America, AFL-CIO-CLC (“USWA”) in settlement of matters relating to the PBGC V. WHX Corporation (“Termination Litigation”), in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, WHX agreed, among other things, (a) to certain administrative facts and legal conclusions about the Pension Plan, as well as certain ongoing agreements, as set forth in the settlement agreement, and (b)  that WHX will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  The WPC Group was a wholly-owned subsidiary of WHX until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown. However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.

On December 20, 2006, the Internal Revenue Service (“IRS”) granted a conditional waiver of the minimum funding requirements for the WHX Pension Plan for the 2005 plan year in accordance with section 412 (d) of the Internal Revenue Code and section 303 of ERISA, which had not been paid by the Company due to liquidity issues.  On December 28, 2006, WHX, H&H, and the PBGC entered into a settlement agreement (the “PBGC Settlement Agreement”) in connection with the conditional waiver granted by the IRS of the minimum funding requirement for the 2005 plan year (the “IRS Waiver”) and certain other matters.  Payments made during 2006 and 2007 were $13.1 million and $21.6 million, respectively.  On September 12, 2007, the Company made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contributions under ERISA.  As a result of such accelerated contribution, there was no required minimum contribution to the WHX Pension Plan in 2008, and the Company believes that the full amount of the IRS Waiver has been repaid.

The recent decline of stock prices across a significant cross-section of the United States stock market has resulted in an unfunded pension liability of $134.0 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.2 million and $6.0 million, respectively.   Required future contributions are determined based upon and subject to changes, and assumptions as to future changes, in asset values on plan assets, discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be effected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

On February 28, 2008, the Company adopted an amendment to the WHX Pension Plan allowing certain WPSC participants to elect to receive, between March 1, 2008 and December 31, 2008, a single lump sum payment in lieu of all benefits otherwise payable under the WHX Pension Plan. The election was made available to more than 2,300 participants of the WHX Pension Plan, and was elected by almost 1,900 participants.  As a result, $125.4 million has been distributed to date and the program is now substantially complete.  There has been no material effect on the funded status of the WHX Pension Plan or on the estimated minimum funding requirements as a result of this program.

Environmental Issues

H&H’s facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment.  H&H could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws.  H&H has incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by it (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which H&H disposed of hazardous substances.  As of December 31, 2008, H&H has established a reserve totaling $6.7 million with respect to certain presently estimated environmental remediation costs at certain of its facilities.  This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs.  In addition, H&H expects that future regulations, and changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards.  Compliance with such requirements may make it necessary for H&H to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to H&H.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of consigned precious metal is not included in the Company’s balance sheet.  As of December 31, 2008, H&H subsidiaries held customer metal comprised of 741,046 ounces of silver, 1,492 ounces of gold, and 1,391 ounces of palladium.  The market value per ounce of silver, gold, and palladium as of December 31, 2008 was $11.30, $883.00, and $185.00, respectively.

Summary

The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the additional reduction of certain discretionary expenses and sale of certain non-core assets.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations could impair its liquidity, and would likely have a material adverse effect on its business, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

The Company believes that recent amendments to its financing arrangements and continuing improvements in its core operations will permit the Company to generate sufficient working capital to meet its obligations as they mature.  The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s ability to meet its business plan.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, will be adequate to meet its current and anticipated cash requirements.  However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

The Company has taken the following actions, which it believes has and will continue to improve liquidity over time and help provide for adequate liquidity to fund the Company’s capital needs:

•
On various dates in 2007, 2008, and 2009 to-date, H&H and certain of its subsidiaries amended the Wachovia Facilities and the Term B Loan.  These agreements were each amended to, among other things, (i) extend the maturity date to June 30, 2011, (ii) reset the levels of certain financial covenants, (iii) grant a waiver to the events of default arising as a result of the attachment and garnishment of $3.5 million in connection with certain litigation, (iv) permit additional loans by SP II to H&H, (v) permit certain loans or advances from H&H to WHX, subject to certain conditions, (vi) allow for the acquisition of Omni Technologies Corporation, (vii) allow for the prepayment of the Term B Loan in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the Rights Offering, (viii) consent to the terms of the H&H Security Agreement and the H&H Guaranty which were granted in connection with amendments to Bairnco’s debt agreements, (ix) amend applicable interest rates and (x) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries. The Wachovia Facilities were also amended to permit an additional term loan to H&H of $4.0 million, funded by Ableco.  Bairnco also amended its Wells Fargo Facility and Ableco Facility to, among other things, reset the levels of certain financial covenants, to permit Bairnco to sell and leaseback one of its operating facilities, and to allow Bairnco to prepay a portion of its debt using certain proceeds of the Rights Offering.  (Please see “Debt” section of this “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about these amendments).

•
On September 25, 2008, WHX completed the Rights Offering.  The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SP II subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SP II owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to SP II of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date.

•
The Company continues to apply the WHX Business System at all of its business units.  The System is at the heart of the operational improvement methodologies for all WHX companies and employees. Strategy Deployment forms the roof of the business system and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the System are the key performance indicators used to monitor and drive improvement.  The steps of the System are the specific tool areas that drive the key metrics and overall performance.  WHX utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

•
On January 4, 2009, the Company implemented a 5% salary reduction to annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers, in furtherance of the Company’s ongoing efforts to lower its operating costs. The Company also suspended its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement.

•
The Company has developed contingency plans to further reduce fixed and variable expenses at its various locations if sales and/or operating income fall below pre-determined levels.  Some of these plans have already been implemented in the first quarter of 2009.

•
In 2008, management decided to exit the welded specialty tubing market in Europe and close its ITD subsidiary, sell ITD’s assets, pay off ITD’s related debt and repatriate cash remaining post-closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers.  In 2008, the Company also evaluated its Sumco subsidiary in light of ongoing operating losses.  Sumco sells electroplating services primarily to the automotive market.  Sumco has had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and by Sumco’s reliance on the automotive market for over 90% of its sales.  The Board of Directors of Sumco is exploring strategic options for the Sumco business.

In view of the matters described in the preceding paragraphs, management believes that the Company has the ability to meet its capital requirements on a continuing basis for at least the next twelve months.  However, if the Company’s planned cash flow projections are not met and/or credit is not available in sufficient amounts, management could consider the additional reduction of certain discretionary expenses and sale of certain assets.  In the event that these plans are not sufficient and/or the Company’s credit facilities are not adequate, the Company’s ability to operate could be materially adversely affected.

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

Non precious metal inventories are stated at the lower of cost or market.  Non-precious metal inventory is evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and is adjusted accordingly.  If actual market conditions are less favorable than those projected by H&H, write-downs may be required.

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

As of December 31, 2008 and 2007, the Company had contracted for $4.6 million and $11.6 million, respectively, of forward contracts with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

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

Pension and Postretirement Benefit Costs

H&H, Bairnco and certain of their respective subsidiaries maintain qualified and several non-qualified pension plans and other postretirement benefit plans. Pension benefits for the participants of the WHX Pension Plan are based on years of service and the amount of compensation at the time of retirement. However, the qualified pension benefits were frozen for most participants as of December 31, 2005 and April 30, 2006 for hourly and salaried non-bargaining participants, respectively, with the exception of a single subsidiary.

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

The Plan’s assets are diversified as to type of assets, investment strategies employed, and number of investment managers used.  Investments may include equities, fixed income, cash equivalents, convertible securities, and private investment funds.  Derivatives may be used as part of the investment strategy.  The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company.

Management uses judgment to make assumptions on which our employee benefit liabilities and expenses are based. The effect of a 1% change in two key assumptions for the WHX Pension Plan is summarized as follows:

Assumptions	Statement of Operations (1)	Balance Sheet Impact (2)
	(in millions)
Discount rate
+1% increase	$1.3	$(38.7)
-1% decrease	(0.4)	42.4

Expected return on assets
+1% increase	(3.2)
-1% decrease	3.2

(1) Estimated impact on 2008 net periodic benefit costs.
(2) Estimated impact on 2008 pension liability.

Environmental Remediation

The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation liabilities are accrued based on estimates of known environmental exposures.  The Company regularly monitors the progress of environmental remediation. Should studies indicate that the cost of remediation is to be more than previously estimated, an additional accrual would be recorded in the period in which such determination was made. As of December 31, 2008, total accruals for environmental remediation were $6.7 million.

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

New Accounting Standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 132R-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). The FSP amends FASB Statement No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132R-1 changes the disclosure requirements for benefit plan assets, but does not change the accounting for such assets or plans, and therefore, the Company believes that the adoption of FSP FAS 132R-1 will not have an effect on its consolidated financial position and results of operations.  FSP FAS 132R-1 will become effective for financial statements issued for fiscal years and interim periods ending after December 15, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities, but does not change the accounting for such instruments, and therefore, the Company believes that the adoption of SFAS No. 161 will not have an effect on its consolidated financial position and results of operations.  SFAS No. 161 will become effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In February 2008, the FASB issued FASB Staff Position 157-2 (“FSP 157-2”), which delayed the implementation of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) until January 1, 2009 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis.  Pursuant to FSP 157-2, the Company did not adopt SFAS No. 157 for such non-financial assets and liabilities that include goodwill and identifiable intangible assets.  The Company is currently evaluating the impact that adoption of SFAS No. 157 for such non-financial assets and liabilities will have on its consolidated financial position and results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 will become effective for fiscal years beginning after December 15, 2008.  The Company believes that the adoption of SFAS No. 160 will not have an effect on its consolidated financial position and results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

WHX Corporation

We have audited the accompanying consolidated balance sheets of WHX Corporation (a Delaware corporation) and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit and comprehensive loss for each of the two years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(b).  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WHX Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Edison, New Jersey

March 31, 2009

WHX CORPORATION

Consolidated Statements of Operations

	Year ended December 31,
	2008	2007

	(in thousands except per share)

Net sales	$725,785	$637,866
Cost of goods sold	549,105	505,341
Gross profit	176,680	132,525
Selling, general and administrative expenses	131,574	110,660
Asset impairment charges	8,291	-
Proceeds from insurance claims	(3,399)	(6,538)
Benefit plan curtailment	(3,875)	727
Environmental remediation expense	-	4,678
Loss on disposal of assets	212	283
Income from operations	43,877	22,715
Other:
Interest expense	36,787	39,488
Realized and unrealized loss on derivatives	1,355	1,888
Other expense	1,354	272
Income (loss) before income taxes	4,381	(18,933)
Tax provision	1,370	1,838
Net income (loss)	$3,011	$(20,771)

Basic and diluted per share of common stock
Net income (loss)	$0.75	$(20.77)

Weighted average number of common shares outstanding	4,001	1,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
	(Dollars and shares in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$8,656	$6,090
Trade receivables - less allowance for doubtful accounts of $3,178 and $2,776	81,610	89,546
Inventories	75,270	83,709
Deferred income taxes	1,310	3,339
Other current assets	10,378	12,023
Total current assets	177,224	194,707

Property, plant and equipment at cost, less accumulated depreciation and amortization	102,508	124,336
Goodwill	65,070	64,317
Other intangibles, net	36,965	39,892
Other non-current assets	17,717	18,337
	$399,484	$441,589

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Trade payables	$36,599	$49,053
Accrued environmental liability	6,722	7,805
Accrued liabilities	37,382	40,308
Accrued interest expense - related party	2,499	19,615
Current portion of long-term debt	12,956	7,513
Short-term debt - related party	-	5,100
Short-term debt	32,970	50,180
Deferred income taxes	257	142
Total current liabilities	129,385	179,716

Long-term debt	109,174	141,678
Long-term debt - related party	54,098	154,901
Accrued pension liability	133,990	15,653
Other employee benefit liabilities	4,233	7,595
Deferred income taxes	5,413	8,217
Other liabilities	5,098	3,374
	441,391	511,134

Stockholders’ (Deficit) Equity:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 and 50,000 shares; issued and outstanding 12,179 and 1,000 shares in 2008 and 2007, respectively	122	10
Warrants	-	1,287
Accumulated other comprehensive loss	(163,502)	(32,559)
Additional paid-in capital	552,583	395,838
Accumulated deficit	(431,110)	(434,121)
Total stockholders’ deficit	(41,907)	(69,545)
	$399,484	$441,589

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,011	$(20,771)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,927	18,242
Non-cash stock based compensation	553	1,612
Acquired in-process research and development	-	1,851
Amortization of debt related costs	1,806	2,111
Payment in kind interest on related party debt	5,285	4,721
Curtailment of employee benefit obligations	(3,875)	727
Deferred income taxes	(643)	(531)
Loss on asset dispositions	212	282
Asset impairment charges	8,291	-
Equity in after-tax income of affiliated companies	(27)	(66)
Unrealized gain on derivatives	(384)	(103)
Reclassification of net cash settlements on derivative instruments	1,739	1,991
Decrease (increase) in operating assets and liabilities, net of effect of acquisitions:
Trade and other receivables	6,744	2,114
Inventories	7,498	13,826
Other current assets	1,449	1,699
Accrued interest-related party	(17,643)	9,424
Other current liabilities	(22,434)	(39,440)
Other items-net	(2,430)	(42)
Net cash used in operating activities	10,079	(2,353)
Cash flows from investing activities:
Acquisitions	-	(102,595)
Plant additions and improvements	(12,314)	(10,226)
Net cash settlements on derivative instruments	(1,739)	(1,991)
Proceeds from sales of assets	8,253	4,314
Net cash used in investing activities	(5,800)	(110,498)
Cash flows from financing activities:
Proceeds of stock-rights offering	155,561	-
Proceeds from term loans - related party	-	115,929
Proceeds from term loans - domestic	4,000	76,000
Net revolver borrowings (repayments)	(17,084)	3,368
Repayments of term loans - foreign	(517)	(495)
Repayments of term loans - domestic	(30,367)	(22,127)
Repayments of term loans - related party	(111,188)	(55,376)
Deferred finance charges	(1,562)	(3,671)
Net change in overdrafts	(1,107)	(102)
Other	618	453
Net cash provided by (used in) financing activities	(1,647)	113,979
Net change for the period	2,633	1,128
Effect of exchange rate changes on net cash	(67)	186
Cash and cash equivalents at beginning of period	6,090	4,776
Cash and cash equivalents at end of period	$8,656	$6,090

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX Corporation

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity and Comprehensive Income (Loss)
(Dollars and shares in thousands)

	Common Stock			Accumulated Other Comprehensive	Accumulated	Capital in Excess of	Total Stockholders’
	Shares	Amount	Warrants	Income (Loss)	Deficit	Par Value	(Deficit) Equity

Balance, January 1, 2007	1,000	$10	$1,287	$(47,335)	$(412,123)	$394,398	$(63,763)

Current period change	-	-	-	14,776	-	-	14,776
Net loss	-	-	-	-	(20,771)	-	(20,771)
Total comprehensive loss							(5,995)
Adoption of FIN 48	-	-	-	-	(1,227)	-	(1,227)
Amortization of stock options	-	-	-	-	-	1,440	1,440

Balance, December 31, 2007	1,000	10	1,287	(32,559)	(434,121)	395,838	(69,545)

Current period change	-	-	-	(130,943)	-	-	(130,943)
Net income	-	-	-	-	3,011	-	3,011
Total comprehensive loss							(127,932)
Expiration of warrants	-	-	(1,287)	-	-	1,287	-
Stock rights offering	11,179	112	-	-	-	154,846	154,958
Amortization of stock options	-	-	-	-	-	612	612

Balance, December 31, 2008	12,179	$122	$-	$(163,502)	$(431,110)	$552,583	$(41,907)

	Year Ended December 31,
	2008	2007
Comprehensive Income (Loss)
Net income (loss)	$3,011	$(20,771)

Changes in pension plan assets and other benefit obligations:
Curtailment/settlement gain/(loss)	(517)	1,346
Current year actuarial gain/(loss)	(127,252)	9,884
Amortization of actuarial (gain)/loss	497	1,082
Amortization prior service (credit)/cost	(202)	(165)

Foreign currency translation adjustment	(3,305)	2,629
Valuation of marketable equity securities	(164)	-
Comprehensive loss	$(127,932)	$(5,995)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Organization

WHX, the parent company, manages a group of businesses on a decentralized basis.  WHX owns H&H, a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco.  Bairnco manages business units in three reportable segments: Arlon EM segment, Arlon CM segment, and Kasco Replacement Products and Services.  See Note 18 for a description of the business and products of each of the Company’s segments.  The business units of H&H and Bairnco principally operate in North America.  The results of operations of Bairnco are included in the financial results of WHX beginning April 13, 2007.  All references herein to “we,” “our” or the “Company” shall refer to WHX, together with all of its subsidiaries.

Note 1a – Management’s Plans and Liquidity

Liquidity

The Company recorded net income of $3.0 million and generated $10.1 million of positive cash flow from operating activities in 2008.  Nevertheless, it has incurred significant losses and negative cash flows from operations in recent years, and as of December 31, 2008 had an accumulated deficit of $431.1 million.  As of December 31, 2008, the Company’s current assets totaled $177.2 million and its current liabilities totaled $129.4 million; working capital of $47.8 million.  The Company’s financial position has improved from 2007, when it incurred a net loss of $20.8 million, generated $2.4 million of negative cash flows from operating activities, and had working capital of $15.0 million as of December 31, 2007.  The Company has reduced its level of debt substantially in 2008, from $359.4 million to $209.2 million, principally through a rights offering completed on September 25, 2008, as described below.

The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million, which we refer to as the Rights Offering.  Steel Partners II, L.P., which we refer to as SP II, subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SP II owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to SP II of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date (described in Note 11).

WHX Corporation, the parent company

WHX has as its sole source of cash flow, distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $7.0 million of which has been distributed.  H&H’s credit facilities are collateralized by substantially all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco, and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are secured by a first priority lien on all of the assets of Bairnco and certain of its subsidiaries.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding  of the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, there was no required contribution to the WHX Pension Plan in 2008.  The recent decline of stock prices across a significant cross-section of the United States stock market has resulted in an unfunded pension liability of the WHX Pension Plan of $134.0 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.2 million and $6.0 million, respectively.   Required future contributions are determined based upon and subject to changes, and assumptions as to future changes, in asset values on plan assets, discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be effected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

In recent years, the Company experienced liquidity issues.  On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its properties as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

Since WHX emerged from bankruptcy, there have been no dividends from H&H or Bairnco to WHX (due to covenant restrictions in their respective credit facilities) and WHX’s principal sources of cash flow have consisted of:

•	The issuance of $5.1 million in preferred stock by a newly created subsidiary in October 2005, which was invested in the equity of a public company (CoSine);

•
Partial payment by H&H of a subordinated debt to WHX of $9.0 million, which required the approval of the banks participating in the H&H credit facilities.  Subsequent to this transaction in 2006, the remaining intercompany loan balance of the subordinated debt of $44.2 million was converted to equity;

•	As permitted by the March 29, 2007 amendment and waiver to the H&H credit facilities, unsecured loans from H&H for certain required payments to the WHX Pension Plan;

•
As permitted by a March 12, 2009 amendment to the H&H credit facilities, an unsecured loan from H&H to WHX for other uses in the aggregate principal amount of up to approximately $12.0 million (initially amended on July 27, 2007 to be up to $7.0 million), subject to certain limitations, of which approximately $7.0 million has already been distributed;

•
A $15.0 million subordinated loan from SP II advanced on April 17, 2007 pursuant to the Subordinated Loan Agreement, which WHX used to fund a capital contribution to BZ Acquisition Corp., or BZA, to finance in part the Bairnco Acquisition;

•
As permitted by a September 10, 2007 amendment to the H&H credit facilities, an unsecured loan from H&H of $13.0 million which was used by WHX to make a payment to the WHX Pension Plan on September 12, 2007; and

•	Proceeds from the settlement of a fire loss claim at a plant of a subsidiary of the Company in the amounts of $0.8 million, $6.5 million and $0.8 million in 2006, 2007 and 2008, respectively.

As of December 31, 2008, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $4.8 million and current liabilities of approximately $2.8 million. H&H is permitted to advance up to $5 million to WHX pursuant to the most recent amendment to H&H’s credit agreements, and Bairnco is permitted by its credit agreements to transfer up to $600,000 per year to WHX in payment of services rendered by WHX on its behalf.  Management expects that WHX will be able to fund its operations in the ordinary course over at least the next twelve months.

Handy & Harman and Bairnco

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by a borrowing base of eligible accounts receivable and inventory.  As of December 31, 2008, H&H’s availability under its credit facilities was $20.4 million, and Bairnco’s availability under its credit facilities was $6.7 million.  However, there can be no assurances that they will continue to have access to all or any of the credit lines if their operating and financial performance do not satisfy relevant borrowing base criteria and financial covenants within the financing agreements.  If either H&H or Bairnco do not satisfy borrowing base criteria or financial covenants, and if they are unable to secure necessary waivers or other amendments from the lender, they will not have access to this credit, which could adversely affect the Company’s liquidity.

The Company

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of assets and/or businesses, and (iv)  from other discrete transactions.

The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans.  Management is utilizing the following strategies to enhance liquidity: (1) continuing to implement and enhance systems and processes to increase operating efficiencies at Company facilities, (2) supporting profitable sales growth both internally and through acquisition, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.

The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value, as well as considering the additional reduction of certain discretionary expenses and sale of certain non-core assets.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations could impair its liquidity, and would likely have a material adverse effect on its business, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

The Company believes that recent amendments to its financing arrangements and continuing improvements in its core operations will permit the Company to generate sufficient working capital to meet its obligations as they mature.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, will be adequate to meet its current and anticipated cash requirements.  However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

The Company has taken the following actions, which it believes has and will continue to improve liquidity over time and help provide for adequate liquidity to fund the Company’s capital needs for the next twelve months:

•
On various dates in 2007, 2008, and 2009 to-date, H&H and certain of its subsidiaries amended the Wachovia Facilities and the Term B Loan.  These agreements were each amended to, among other things, (i) extend the maturity date to June 30, 2011, (ii) reset the levels of certain financial covenants, (iii) grant a waiver to the events of default arising as a result of the attachment and garnishment of $3.5 million in connection with certain litigation, (iv) permit certain additional loans by SP II to H&H, (v) permit loans or advances from H&H to WHX, subject to certain conditions, (vi) allow for the acquisition of Omni Technologies Corporation, (vii) allow for the prepayment of the Term B Loan in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the Rights Offering, (viii) consent to the terms of the H&H Security Agreement and the H&H Guaranty which were granted in connection with amendments to Bairnco’s debt agreements, (ix) amend applicable interest rates and (x) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries. The Wachovia Facilities were also amended to permit an additional term loan to H&H of $4.0 million, funded by Ableco.  Bairnco also amended its Wells Fargo Facility and Ableco Facility to, among other things, reset the levels of certain financial covenants, to permit Bairnco to sell and leaseback one of its operating facilities, and to allow Bairnco to prepay a portion of its debt using certain proceeds of the Rights Offering.  (Please see Note 11 - Debt for additional information about these amendments).

•
On September 25, 2008, WHX completed the Rights Offering.  The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SP II subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SP II owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to SP II of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date.

•
On January 4, 2009, the Company implemented a 5% salary reduction to annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers, in furtherance of the Company’s ongoing efforts to lower its operating costs. The Company also suspended its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement.

•
The Company has developed contingency plans to further reduce fixed and variable expenses at its various locations if sales and/or operating income fall below pre-determined levels.  Some of these plans have already been implemented in the first quarter of 2009.

•
In 2008, management decided to exit the welded specialty tubing market in Europe and close its ITD subsidiary, sell ITD’s assets, pay off ITD’s related debt and repatriate cash remaining post-closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers.  In 2008, the Company also evaluated its Sumco subsidiary in light of ongoing operating losses.  Sumco sells electroplating services primarily to the automotive market.  Sumco has had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  The Board of Directors of Sumco is exploring strategic options for the Sumco business.

In view of the matters described in the preceding paragraphs, management believes that the Company has the ability to meet its capital requirements on a continuing basis for at least the next twelve months.  However, if the Company’s planned cash flow projections are not met, and/or credit is not available in sufficient amounts, management could consider the additional reduction of certain discretionary expenses and sale of certain assets.  In the event that these plans are not sufficient and/or the Company’s credit facilities are not adequate, the Company’s ability to operate could be materially adversely affected.

Note 2 – Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of WHX and its subsidiaries.  All material intercompany transactions and balances have been eliminated.

On November 24, 2008, the Company consummated a 1-for-10 Reverse Stock Split of its outstanding common stock.  Pursuant to the Reverse Stock Split, every ten (10) shares of common stock issued and outstanding at the time the split was effected were changed and reclassified into one (1) share of common stock immediately following the Reverse Stock Split.  The Reverse Stock Split affected all shares of common stock, stock options and rights of the Company outstanding at the effective time of the Reverse Stock Split.  The Reverse Stock Split did not change the proportionate equity interests of the Company’s stockholders, nor were the respective voting rights and other rights of stockholders altered, except due to immaterial differences because fractional shares were not issued and the number of shares of a holder was rounded up.  To enhance comparability, unless otherwise noted, all references to the Company’s common stock and per share amounts have been adjusted on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2007.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.  As of December 31, 2008 and 2007, the Company had cash held in foreign banks of $2.7 million and $2.8 million, respectively.

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

The Company experiences a certain degree of sales returns that varies over time. In accordance with Statement of Financial Accounting Standards No. 48 (“SFAS No. 48”), “Revenue Recognition When Right of Return Exists,” the Company is able to make a reasonable estimation of expected sales returns based upon history and as contemplated by the requirements of SFAS No. 48. The Company records all shipping and handling fees billed to customers as revenue, in accordance with Emerging Issues Task Force “EITF” Abstract 00-10, “Accounting for Shipping and Handling Fees and Costs,” and related costs are charged principally to cost of sales, when incurred. In limited circumstances, the Company is required to collect and remit sales tax on certain of its sales.  The Company accounts for sales taxes on a net basis, and such sales taxes are not included in net sales on the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to customers based on its evaluation of the customer’s financial condition.  The Company has established an allowance for accounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the customer and historical experience. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. Accounts outstanding longer than contractual payment terms are considered past due.  The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. Accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off.  The Company does not charge interest on past due receivables.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the LIFO method for precious metal inventories. Non precious metals inventories are stated at the lower of cost (principally average cost) or market. For precious metals inventories, no segregation among raw materials, work in process and finished goods is practicable.

Derivatives and Risks

Precious Metal Risk

H&H enters into commodity futures and forwards contracts on precious metals that are subject to market fluctuations in order to economically hedge its precious metals inventory against price fluctuations.  Future and forward contracts to sell or buy precious metal are the derivatives used for this objective.

As of December 31, 2008 and 2007, the Company had contracted for $4.6 million and $11.6 million, respectively, of forward contracts with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

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

Property, Plant and Equipment

Depreciation of property, plant and equipment is provided principally on the straight line method over the estimated useful lives of the assets, which range as follows: machinery & equipment 3 –15 years and buildings and improvements 10 – 30 years. Interest cost is capitalized for qualifying assets during the assets’ acquisition period.   Maintenance and repairs are charged to expense and renewals and betterments are capitalized. Profit or loss on dispositions is credited or charged to operating income.

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

Equity Investments

Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The Company accounts for its investment in CoSine using the equity method of accounting. See Note 16.

Stock Based Compensation

In 2006, revised SFAS No. 123R, “Share-Based Payment,” became effective for the Company.  SFAS No. 123R eliminated the intrinsic value method as an allowed method for valuing stock options granted to employees. Under the intrinsic value method, compensation expense was generally not recognized for the issuance of stock options. The revised statement requires compensation expense to be recognized in exchange for the services received based on the fair value of the equity instruments on the grant-date.

At the Company’s Annual Meeting of Shareholders on June 21, 2007, the Company’s shareholders approved a proposal to adopt WHX Corporation’s 2007 Incentive Stock Plan (the “2007 Plan”), and reserved 80,000 shares of common stock under the 2007 Plan, as adjusted pursuant to the terms of the 2007 Plan to reflect the Reverse Stock Split.   On July 6, 2007, stock options for an aggregate of 62,000 shares of common stock, as adjusted pursuant to the terms of the 2007 Plan to reflect the Reverse Stock Split, were granted under the 2007 Plan to employees and to two outside directors of the Company, and additional options have periodically been granted under the 2007 Plan to other key employees hired by the Company since that time.

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

Income Taxes

Income taxes are provided using the asset and liability method presented by SFAS No. 109, “Accounting for Income Taxes.”  Under this method, income taxes (i.e., deferred tax assets, deferred tax liabilities, taxes currently payable/refunds receivable and tax expense) are recorded based on amounts refundable or payable in the current year and include the results of any differences between U.S. GAAP and tax reporting.  Deferred income taxes reflect the tax effect of NOLs, capital loss carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates.  Valuation allowances are established if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

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

Advertising Costs

Advertising costs consist of sales promotion literature, samples, cost of trade shows, and general advertising costs, and are included in Selling, general and administrative expenses on the consolidated statements of operations.  Advertising costs totaled approximately $3.1 million in 2008 and $3.3 million in 2007.

Reclassification

Certain amounts for prior years have been reclassified to conform to the current year presentation.

Note 3 – Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132R-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets.”  FSP FAS 132R-1 amends SFAS No. 132R “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS 132R-1 changes the disclosure requirements for benefit plan assets, but does not change the accounting for such assets or plans, and therefore, the Company believes that the adoption of FSP FAS 132R-1 will not have an effect on its consolidated financial position and results of operations.  FSP FAS 132R-1 will become effective for financial statements issued for fiscal years and interim periods ending after December 15, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities, but does not change the accounting for such instruments, and therefore, the Company believes that the adoption of SFAS No. 161 will not have an effect on its consolidated financial position and results of operations.  SFAS No. 161 will become effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In February 2008, the FASB issued FSP 157-2, which delayed the implementation of Statement of SFAS No. 157, “Fair Value Measurements,” until January 1, 2009 for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis.  Pursuant to FSP 157-2, the Company did not adopt SFAS No. 157 for such non-financial assets and liabilities that include goodwill and identifiable intangible assets.  The Company is currently evaluating the impact that adoption of SFAS No. 157 for such non-financial assets and liabilities will have on its consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 will become effective for fiscal years beginning after December 15, 2008.  The Company believes that the adoption of SFAS No. 160 will not have an effect on its consolidated financial position and results of operations.

In December 2007, the FASB also issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. SFAS No. 141R also requires that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. The Company will adopt SFAS No. 141R on January 1, 2009 and is currently evaluating this statement to determine its effect, if any, on its results of operations and financial position.

Note 4 – Long-lived Asset Impairments

Indiana Tube Denmark

In 2008, management decided to exit the welded specialty tubing market in Europe and close its ITD subsidiary, sell ITD’s  assets, pay off ITD’s related debt and repatriate cash remaining post-closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers.  ITD represented 2.4% of the sales and 1.7% of the operating income of WHX in 2008.  In conjunction with the decision to close ITD, the Company reviewed the recoverability of its long-lived assets in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  A review of future cash flows, based on the expected closing date, indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at ITD.  As a result of the Company’s review, an impairment loss of $0.5 million was recognized in 2008 to write down the individual components of long-lived assets to estimated fair value.

Sumco Inc.

In 2008, the Company evaluated the long-lived assets of its Sumco subsidiary in light of ongoing operating losses.  Sumco sells electroplating services primarily to the automotive market and is included in the Precious Metal reporting segment.  It represented 17.5% of such segment’s sales in 2008.  Sumco has had declining cash flows in 2008 and projected negative cash flows for 2009, principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  A review of future cash flows indicated that such cash flows would be insufficient to support the carrying value of certain of Sumco’s long-lived assets.  As a result of the Company’s evaluation, an impairment loss of $7.8 million was recognized in 2008 to write down the individual components of long-lived assets to the lower of their carrying value or estimated fair value.  The Board of Directors of Sumco is exploring strategic options for the Sumco business.

Handy & Harman Electronic Materials (HHEM)

On March 4, 2007, HHEM, a subsidiary of the Company, sold certain assets, including its land and building, certain machinery and equipment, and inventory for net proceeds of approximately $3.8 million. HHEM was part of the Company’s Precious Metal segment.  The Company recorded an asset impairment charge in 2006 of $3.4 million relating to the long-lived assets offered for sale, in accordance with SFAS No. 144. The amount of the impairment loss was based upon the actual selling price of the long-lived assets in March 2007.  Upon sale, the Company recognized a loss of $0.4 million relating to the sale of inventory.  Under the terms of the sale agreement, the Company has retained responsibility for any pre-existing environmental conditions requiring remediation at the Rhode Island site.

Note 5 – Acquisitions

Acquisition of  Bairnco Corporation

In April 2007, WHX acquired Bairnco’s outstanding common stock pursuant to a tender offer for $13.50 per share.  The total purchase price of the stock was $101.4 million, and, in addition, the acquisition included the assumption of $31.1 million of Bairnco’s then-existing debt.

The Company has made an allocation of the purchase price, as detailed below, to the assets acquired and liabilities assumed at estimated fair market values:

Amount
(in thousands)
Current assets	$79,701
Property, plant & equipment	51,169
Identifiable intangible assets	27,348
Other non-current assets	468
Goodwill	10,437
Current liabilities	(29,916)
Debt	(31,078)
Other long term liabilities	(6,739)
Purchase price	$101,390

The components of the $27.3 million of estimated acquired Identifiable Intangible Assets, listed in the above table, are as follows:

	Amount	Amortization
	(in thousands)	Period
Customer relationships	$22,152	12-15 years
Trade names	2,645	10-20 years
Engineering drawings	220	5 years
Backlog	211
In-process research and development	1,640
Other	480	4-5 years
Total Identifiable intangible assets	$27,348
Weighted average amortization period		13 years

Amortization expenses on these intangible assets were $1.8 million in 2008 and $1.3 million from acquisition through December 31, 2007 and were charged to SG&A expense. The valuation of the acquired assets of Bairnco included $1.6 million of acquired in-process research and development.  This asset related to eight specific research and development projects that were considered by management to be within 6 to 12 months of commercialization.  The valuation method used was an income approach that valued projected future operating profit from the projects less the costs to complete the projects, and less a charge for the use of existing technology assets such as the Company’s existing chemical formulations and processing know-how, as well as a charge for the use of other contributory assets. The resulting projected cash flows were then discounted using an 18.5% discount rate. The in-process research and development, and the backlog were charged to selling, general and administrative expense in 2007.

Goodwill has an indefinite life and, accordingly, will not be amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS 142.  As of December 31, 2008, approximately $3.5 million of goodwill related to prior acquisitions made by Bairnco is expected to be amortizable for income tax purposes.

Effective April 13, 2007, the consolidated financial statements of the Company include the actual results of operations of Bairnco. The following table summarizes unaudited 2007 pro forma financial data for the combined companies as though the Company had acquired Bairnco as of January 1, 2007:

Combined Financial Information
Pro Forma
(in thousands)	2007

Net sales	$692,635

Loss before income taxes	$(21,760)

Net loss	$(22,948)

Net loss per common share	$(22.95)

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

Pro forma adjustments to the historical results of operations for 2007 include additional interest expense on the acquisition-related financing, additional depreciation and amortization expense relating to the higher basis of fixed assets and acquired amortizable intangibles, and the elimination of Federal income taxes on Bairnco’s results of operations.  Since Bairnco will be included in the consolidated federal income tax return of WHX, and due to the uncertainty of realizing the benefit of WHX’s NOLs in the future, a deferred tax valuation allowance has been established on a consolidated basis. Pro forma interest rates reflect a refinancing of approximately $56 million of initial acquisition financing three months after the pro forma acquisition date since Bairnco actually refinanced the initial Bridge Loan Agreement approximately three months (July 2007) after the actual acquisition date.

The pro forma information noted above should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place as of January 1, 2007; nor is it indicative of any future operating results of the combined entities.

Acquisition of Omni Technologies Corporation

In November 2007, H&H purchased all of the outstanding common stock of Omni Technologies Corporation of Danville (“Omni”), a manufacturer of flux cored brazing wire and metal powders used for brazing and soldering pastes, pursuant to a stock purchase agreement dated as of September 19, 2007.  Omni is part of the Precious Metal segment.  The purchase price of $3.2 million has been allocated as follows:  $0.5 million to tangible assets, $1.5 million to identifiable intangible assets, and $1.2 million to goodwill.

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

Qualified Pension Plans

WHX Corporation sponsors a defined benefit pension plan, the WHX Pension Plan, covering substantially all WHX and H&H employees and certain employees of WHX’s former subsidiary, Wheeling-Pittsburgh Corporation, or WPC.  The WHX Pension Plan was established in May 1998 as a result of the merger of the former H&H plans, which covered substantially all H&H employees, and the WPC plan.  The WPC plan, covering most USWA-represented employees of WPC, was created pursuant to a collective bargaining agreement ratified on August 12, 1997.  Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan (“RSP”).  The assets of the RSP were merged into the WPC plan as of December 1, 1997.  Under the terms of the WHX Pension Plan, the benefit formula and provisions for the WPC and H&H participants continued as they were designed under each of the respective plans prior to the merger.

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

Bairnco Corporation has several pension plans (“Bairnco Plans”), which cover substantially all of its employees.  In 2006, Bairnco froze the Bairnco Corporation Retirement Plan and initiated employer contributions to its 401(k) plan.  On June 2, 2008, two Bairnco plans (Salaried and Kasco) were merged into the WHX Pension Plan.

Bairnco Corporation’s Canadian subsidiary provides retirement benefits for its employees through a defined contribution plan.  In addition, the Company’s European subsidiaries provide retirement benefits for employees consistent with local practices.  The foreign plans are not significant in the aggregate and therefore are not included in the following disclosures.

Other Comprehensive Income for 2008 and 2007 includes:

	Defined Benefit Plans		Other Post-Retirement Benefit Plans
(in thousands)	2008	2007	2008	2007
Amortization of actuarial gains (losses)	$(351)	$(906)	$(146)	$(176)
Amortization of prior service credits (costs)	(63)	(63)	265	229
Net actuarial (gains) losses	127,081	(9,733)	171	(151)
One-time adjustment-charge (credit)	-	-	517	(1,346)

The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated Other Comprehensive Income (Loss) at December 31, 2008 that is expected to be recognized in net periodic benefit cost in 2009 is $12.8 million and $0.1 million, respectively, for defined benefit pension plans and $(0.8) million and -0-, respectively, for other post retirement benefit plans.

Pension benefits for the WHX and H&H participants included in the WHX Pension Plan and the Bairnco participants included in the WHX and Bairnco Pension Plans are based on years of service and the amount of compensation during their employment.  However, as noted above, the qualified pension benefits were frozen for most participants.

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP.  The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan.  This gross amount is then offset for the benefits payable from the RSP and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans.  Individual employee accounts established under the RSP are maintained until retirement.  Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP account balances will normally receive benefits from the WHX Pension Plan.  When these participants become eligible for benefits under the Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan.  Aggregate account balances held in trust in individual employees’ accounts totaled $28.1 million at December 31, 2008.  Such individual account balances can only be utilized to fund all or a portion of the respective individual’s gross pension benefit as determined by the defined benefit plan’s benefit formula.  These assets cannot be utilized to fund any of the net benefit that is the basis for determining the defined benefit plan’s benefit obligation at December 31, 2008.  During 2008, a voluntary cashout option was offered to deferred participants in this portion of the plan.  This reduced the size of the RSP by approximately 1,900 participants and $125 million in assets.  The benefits payable under the WHX Pension Plan for these participants were paid at the same time (approximately $1.6 million in aggregate).

The Company’s funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.  Prior to 2004, the Company had not been required to make any such contributions due to the plan’s fully funded status.  On September 15, 2006, WHX was required to make a minimum contribution to the WHX Pension Plan for the 2005 plan year in the amount of $15.5 million.  However, the Company did not make that contribution due to liquidity issues, and applied to the IRS for a funding waiver for the 2005 plan year.  On December 20, 2006, the IRS granted a conditional waiver of the minimum funding requirements for the 2005 plan year in accordance with section 412 (d) of the Internal Revenue Code and section 303 of ERISA.  On December 28, 2006, WHX, H&H, and the PBGC entered into the PBGC Settlement Agreement in connection with the IRS Waiver and certain other matters.  The IRS Waiver is subject to certain conditions, including a requirement that the Company meet the minimum funding requirements for the WHX Pension Plan for the plan years ending December 31, 2006 through 2010, without applying for a waiver of such requirements.  The PBGC Settlement Agreement and related agreements included the following: (i) the amortization of the waived amount of $15.5 million (the “Waiver Amount”) over a period of five years, (ii) the PBGC’s consent to increase borrowings under H&H’s senior credit facility to $125 million in connection with the closing of an acquisition (iii) the resolution of any potential issues under Section 4062(e) of ERISA, in connection with the cessation of operations at certain facilities owned by WHX, H&H or their subsidiaries, and (iv) the granting to the PBGC of subordinate liens on the assets of H&H and its subsidiaries, and specified assets of WHX, to collateralize WHX’s obligation to pay the Waiver Amount to the WHX Pension Plan and to make certain payments to the WHX Pension Plan in the event of its termination.

In 2007, WHX contributed $21.6 million to the WHX Pension Plan including a $13.0 million contribution on September 12, 2007.  This $13.0 million payment exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, no minimum contribution was required in 2008 and the Company believes that the full amount of the IRS Waiver has been repaid, and all liens granted to the PBGC pursuant to the PBGC Settlement Agreement have been released.

The measurement date for plan obligations is December 31.  The discount rate is the rate at which the plans’ obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized information regarding the significant qualified defined benefit pension plans of WHX Corporation and Bairnco is as follows:

WHX Pension Plan
(in thousands)	2008	2007
Components of net periodic benefit cost (credit):

Service cost	$308	$315
Interest cost	23,657	23,719
Expected return on plan assets	(31,885)	(29,966)
Amortization of prior service cost	63	63
Actuarial loss amortization	351	906
Total	$(7,506)	$(4,963)

Bairnco Pension Plans
(in thousands)	2008	2007
Components of net periodic benefit cost (credit):

Service cost	$81	$55
Interest cost	2,763	1,916
Expected return on plan assets	(3,675)	(2,753)
Amortization of prior service cost	-	-
Recognized actuarial loss	-	-
Total	$(829)	$(782)

		2008			2007
	WHX	Bairnco		WHX	Bairnco
	Plan	Plans	Total	Plan	Plans	Total
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$405,865	$45,518	$451,383	$415,419	$-	$415,419
Service cost	308	82	390	315	55	370
Interest cost	23,657	2,763	26,420	23,719	1,916	25,635
Actuarial (gain) loss	5,890	33	5,923	(1,402)	(1,779)	(3,181)
Benefits paid	(36,027)	(1,039)	(37,066)	(33,773)	(1,649)	(35,422)
Plan merger	45,174	(45,174)	-	-	46,975	46,975
Curtailments	-	-	-	-	-	-
Transfers from RSP	221	-	221	1,587	-	1,587
Benefit obligation at December 31	$445,088	$2,183	$447,271	$405,865	$45,518	$451,383

Change in plan assets:
Fair value of plan assets at January 1	$391,470	44,461	$435,931	$361,974	-	$361,974
Plan merger	41,725	(41,725)	-	-	46,939	46,939
Actual returns on plan assets	(85,135)	(428)	(85,563)	40,082	(829)	39,253
Benefits paid	(36,028)	(1,039)	(37,067)	(33,773)	(1,649)	(35,422)
Company contributions	-	-	-	21,600	-	21,600
Transfers from RSP	221	-	221	1,587	-	1,587
Fair value of plan assets at December 31	$312,253	$1,269	$313,522	$391,470	$44,461	$435,931

Funded status	$(132,835)	$(915)	$(133,750)	$(14,395)	$(1,057)	$(15,452)

The pre tax amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$170,062	$597	$170,659	$42,160	$1,803	$43,963
Prior service cost (credit)	263	-	263	326	-	326
	$170,325	$597	$170,922	$42,486	$1,803	$44,289

Accumulated benefit obligation (ABO) for qualified defined benefit pension plans :
ABO at January 1	$405,865	$45,518	$451,383	$415,419	$-	$415,419
ABO at December 31	445,088	2,183	$447,271	405,865	45,518	451,383

The weighted average assumptions used in the valuations of pension benefits were as follows:

	WHX Plan		Bairnco Plans
	2008	2007	2008	2007
Assumptions used to determine benefit
obligations at December 31:
Discount rate	6.00%	6.05%	6.00%	6.20%
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the period ending December 31:
Discount rate	6.05%	5.80%	6.20%	5.90%
Expected return on assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

In determining the expected long-term rate of return on assets, the Company evaluated input from various investment professionals.  In addition, the Company considered its historical compound returns as well as the Company’s forward-looking expectations for the plan.  The Company determines its actuarial assumptions for its pension and postretirement plans on December 31 of each year to calculate liability information as of that date and pension and postretirement expense for the following year.  The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

The Company’s investment policy is to maximize the total rate of return with a view to long-term funding objectives of the pension plan to ensure that funds are available to meet benefit obligations when due.  The three to five year objective of the Plan is to achieve a rate of return that exceeds the Company’s expected earnings rate by 150 basis points at prudent levels of risk.  Therefore the pension plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return.  There are no target allocations.  The Plan’s assets are diversified as to type of assets, investment strategies employed, and number of investment managers used.  Investments may include equities, fixed income, cash equivalents, convertible securities, and private investment funds.  Derivatives may be used as part of the investment strategy.  The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company.

The Company’s Pension Plans’ asset allocations at December 31, 2008 and 2007, by asset category, are as follows:

	WHX Plan		Bairnco Plans
	2008	2007	2008	2007
Asset Category
Equity Securities	22%	34%	23%	54%
United States Government Securities	8%	-	8%	45%
Debt Securities	-	5%	-	-
Convertible Securities	8%	7%	8%	-
Cash	4%	1%	-	1%
Other (Private Investment Funds)	58%	53%	61%	-
Total	100%	100%	100%	100%

The Private Investment Funds or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments.  Such investments are valued by the Private Investment Funds, underlying investment managers or the investment funds, at fair value, as described in their respective financial statements and offering memorandums.  Because of the inherent uncertainty of valuation of some of the WHX Pension Plan’s investment in Private Investment Funds and some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available and are valued at their fair value as determined in good faith by the respective Private Investment Funds, underlying investment managers, or the investment funds.

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account.

The Company expects to have required minimum contributions for the WHX Pension Plan for 2009 and 2010 of $1.2 million and $6.0 million, respectively.   Required future contributions are determined based upon and subject to changes, and assumptions as to future changes, in asset values on plan assets, discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be effected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

Benefit Payments

Estimated future benefit payments for the qualified defined benefit plans over the next ten years are as follows (in thousands):

Years	WHX Plan	Bairnco Plan	Total
2009	$35,660	$47	$35,707
2010	35,524	53	35,577
2011	35,211	58	35,269
2012	35,012	65	35,077
2013	34,822	73	34,895
2014 - 2018	169,280	494	169,774

Non-Qualified Pension Plans

In addition to the aforementioned benefit plans, H&H has a non-qualified pension plan for certain current and retired employees.  Such plan adopted an amendment effective January 1, 2006, to freeze benefits under the plan.  On March 4, 2005, WHX adopted the WHX Corporation Supplemental Executive Retirement Plan, effective as of February 1, 2004, which provided for specified benefits to be paid to certain of its employees.  The WHX Corporation Supplemental Executive Retirement Plan (SERP) benefits were settled as of August 5, 2005, in accordance with SFAS 88 and this plan was terminated on December 29, 2005.

The measurement date for plan obligations is December 31.

Summarized information regarding the non qualified defined benefit pension plan of H&H is as follows:

	2008	2007
Components of net periodic benefit cost:	(in thousands)

Service cost	$-	$-
Interest cost	12	12
Amortization of prior service cost	-	-
Amortization of actuarial gain (loss)	-	-
Total	$12	$12

	2008	2007
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$201	$213
Service cost	-	-
Interest cost	12	12
Actuarial (gain) loss	35	(19)
Amendments	-	-
Benefits paid	(6)	(6)
Curtailment	-	-
Benefit obligation at December 31	$242	$200

Funded status	$242	$(200)

The pre tax amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$14	$(20)

Accumulated benefit obligation for qualified defined benefit pension plans :
Accumulated benefit obligation at January 1	$201	$213
Accumulated benefit obligation at December 31	242	200

The weighted average assumptions used in the valuations of these pension benefits were as follows:

	2008	2007

Assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.05%
H&H rate of compensation increase	N/A	N/A
WHX rate of compensation increase	N/A	N/A

Assumptions used to determine net periodic benefit cost (credit) for the period ending December 31:
Discount rate	6.05%	5.80%
H&H rate of compensation increase	N/A	N/A
WHX rate of compensation increase	N/A	N/A

Contributions

The non-qualified plan is not funded.  Employer contributions are equal to annual benefit payments.

Benefit Payments

There are no future benefits to be paid from the WHX non-qualified pension plan.  Estimated future benefit payments for the H&H non-qualified plan over the next ten years are as follows:

Year	Amount
(in thousands)
2009	$108
2010	6
2011	5
2012	5
2013	5
2014 - 2018	126

401(k) Plans

Certain H&H employees participate in an H&H sponsored savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  This savings plan allows eligible employees to contribute from 1% to 15% of their income on a pretax basis.  In 2008 and 2007, H&H matched 50% of the first 3% of the employee’s contribution.  The charge to operations for the Company’s matching contribution amounted to $0.8 million in each of 2008 and 2007, respectively.  In addition, in 2008 and 2007, the Company accrued an additional contribution to the 401(k) Plan of $0.5 million and $0.7 million, respectively, due to the freezing of benefits under the pension plan.

Certain Bairnco employees participate in a Bairnco sponsored savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  Bairnco contributed 1% of pay to each participant’s account (total amount of $0.3 million), plus Bairnco matched 50% of the first 4% of the employee’s contribution.  Employer matching contributions to this 401(k) plan were $0.6 million for 2008 and $0.6 million for the period from April 13, 2007 to December 31, 2007.

In January 2009, the Company suspended its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement.

Other Postretirement Benefits

Certain current and retired employees of H&H are covered by postretirement medical benefit plans.  The benefits provided are for medical expenses and prescription drugs.  Contributions from a majority of the participants are required, and for those retirees and spouses, the Company’s payments are capped.

The measurement date for plan obligations is December 31.

At year-end 2008, benefits were discontinued under two of the Company’s post-retirement benefit plans.  The accounting impact of these events was recognized at year-end. The accumulated postretirement benefit obligation decreased by $3.2 million and there was a one-time curtailment gain under SFAS No. 106 of $3.7 million.

Summarized information regarding the postretirement medical benefit plans of H&H is as follows:

	2008	2007
Components of net periodic benefit cost:	(in thousands)
Service cost	$13	$34
Interest cost	366	385
Amortization of prior service cost (credit)	(265)	(229)
Amortization of actuarial loss	146	177
Charge (credit) due to plan redesign	(3,710)	727
Total	$(3,450)	$1,094

	2008	2007
Change in benefit obligation:	(in thousands)
Benefit obligation at January 1	$6,411	$7,342
Service cost	13	35
Interest cost	366	385
Actuarial loss (gain)	178	(89)
Participant contributions	97	115
Benefits paid	(769)	(758)
Curtailment/Settlement	(3,175)	(619)
Benefit obligation at December 31	$3,121	$6,411

Funded Status	$(3,121)	$(6,411)

The pre tax amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$178	$944
Prior service cost (credit)	-	(1,598)
Total	$178	$(654)

The weighted average assumptions used in the valuations of these other postretirement benefits were as follows:

	2008	2007
Assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.05%
Health care cost trend rate - initial	8.00%	8.00%
Health care cost trend rate - ultimate	5.00%	5.00%
Year ultimate is reached	2015	2014

Assumptions used to determine net periodic benefit cost for the period
Discount rate	6.05%	5.80%
Health care cost trend rate - initial	8.00%	9.00%
Health care cost trend rate - ultimate	5.00%	5.00%
Year ultimate is reached	2014	2011

At December 31, 2008, the health care cost trend rate was 8% decreasing to an ultimate rate of 5% by the year 2015.  A one percentage point increase in healthcare cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2008 by $0.3 million and the aggregate of the service cost and interest cost components of 2008 annual expense by $0.  A one percentage point decrease in healthcare cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2008 by $0.2 million and the aggregate of the service cost and interest cost components of 2008 annual expense by $0.

Contributions

Employer contributions are expected to be $0.2 million for the 2009 plan year.

Benefit Payments

Expected benefit payments over the next ten years are as follows:

Year	Amount
(in thousands)
2009	$217
2010	231
2011	245
2012	248
2013	250
2014 - 2018	1,241

The Company has an Executive Post-Retirement Life Insurance Program that provides for life insurance benefits equal to three and one half times payroll, as defined for certain Company executives upon their retirement.  Under SFAS 106, the Company is required to recognize in its financial statements an annual cost and benefit obligation related to estimated future benefit payments to be made to its current and retired executives.  Funding for these obligations is made by the Company.

During 2008, two executives no longer participated in the program as a result of their termination of employment with the Company.  This resulted in a reduction of the accumulated post-retirement benefit obligation of $183,000 and a one-time curtailment gain of $165,000.

Summarized information regarding the Executive Post-Retirement Life Insurance Program is as follows:

	2008	2007
Components of net periodic benefit cost:	(in thousands)
Service Cost	$64	$67
Interest Cost	75	68
Amortization of Actuarial Loss	-	-
One-time gain	(165)	-
Total	$(26)	$135

	2008	2007
Change in benefit obligation:	(in thousands)
Benefit obligation at January 1	$1,184	$1,111
Service cost	64	67
Interest cost	75	68
Curtailment	(183)	-
Actuarial loss (gain)	(7)	(62)
Benefit payments	(21)	-
Benefit obligation at December 31	$1,112	$1,184

Funded Status	$(1,112)	$(1,184)

The pre tax amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$-	$25

The weighted average assumptions used in the valuations of Executive Post-Retirement Life Insurance Program were as follows:

	2008	2007
Assumptions used to determine benefit obligations at December 31:
Discount rate	6.00%	6.05%

Assumptions used to determine net periodic benefit cost for the period ending December 31:
Discount rate	6.05%	5.80%
Rate of compensation increase	4.00%	4.00%

Contributions

Employer contributions are expected to be $21,000 for the 2009 plan year.

Benefit Payments

Expected benefit payments over the next ten years are as follows:

Year	Amount
(in thousands)
2009	$ 21
2010	20
2011	19
2012	19
2013	18
2014 - 2018	75

Note 7 – Income Taxes

	2008	2007
	(in thousands)
Income before income taxes:
Domestic	$2,167	$(20,544)
Foreign	2,214	1,611
Total income (loss) before income taxes	$4,381	$(18,933)

The provision for (benefit from) income taxes for the two years ended December 31 is as follows:

		2008	2007
		(in thousands)
Income Taxes
Current
	Domestic	$1,361	$1,028
	Foreign	1,008	1,276
	Total income taxes, current	$2,369	$2,304
Deferred
	Domestic	$(1,011)	$(407)
	Foreign	12	(59)
	Total income taxes, deferred	$(999)	$(466)
Income tax provision		$1,370	$1,838

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the Company’s consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and loss carryforwards.

Deferred Income Tax Sources
	2008	2007
	(in thousands)
Current Deferred Tax Items:
Inventory	$3,134	$4,569
Environmental Costs	2,467	4,804
Accrued Expenses	2,217	1,182
Miscellaneous Other	1,134	601
Current deferred income tax asset before valuation allowance	8,952	11,156
Valuation allowance	(7,642)	(7,817)
Current deferred tax asset	$1,310	$3,339

Foreign	$(257)	$(142)
Current deferred tax liability	$(257)	$(142)

Non-Current Deferred Tax Items:
Postretirement and postemployment employee benefits	$1,625	$3,105
Net operating loss carryforwards	70,757	77,032
Capital loss carryforward	829	871
Additional minimum pension liability	53,981	21,920
Impairment of long-lived assets	3,146	-
California tax credits	186	350
Foreign tax credits	443	272
Minimum tax credit carryforwards	1,996	1,850
Miscellaneous Other	476	-
Non current deferred tax asset before valuation allowance	133,439	105,400
Valuation allowance	(114,250)	(73,851)
Non current deferred tax asset	19,189	31,549

Property plant and equipment	(12,119)	(10,135)
Pension	-	(15,701)
Intangible assets	(10,313)	(11,736)
Undistributed foreign earnings	(1,617)	(1,492)
Other-net	(553)	(702)
Non current deferred tax liability	(24,602)	(39,766)
Net non current deferred tax liability	$(5,413)	$(8,217)

SFAS No. 109 requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to the Company’s recurring tax losses and only recent history of generating limited amounts of taxable income, a valuation allowance of $121.9 million has been established.  Included in deferred tax assets at December 31, 2008 are federal NOLs of $193.2 million ($70.8 million tax-effected).  These NOLs expire between 2009 and 2028.  In 2008, NOLs of $2.9 million expired.  Management performs a periodic evaluation of deferred tax assets and will adjust the valuation allowance as circumstances warrant. Also, included in deferred income tax assets is a capital loss carryforward of $2.2 million, and tax credit carryforwards of $2.6 million. The net current deferred tax asset is expected to be realizable from the reversal of offsetting temporary differences.

Upon its emergence from bankruptcy on July 29, 2005, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code, which imposes annual limitations on the utilization of net operating carryforwards post ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations.  Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, the Company’s NOLs of $193.2 million as of December 31, 2008 include a reduction of $31.0 million ($10.8 million tax-effect).

As of December 31, 2008, the Company has provided deferred income taxes on $3.1 million of undistributed earnings of foreign subsidiaries.  In addition, there were approximately $11.5 million of undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested, and thus, no deferred income taxes have been provided on these earnings.

Total federal, state and foreign income taxes paid in 2008 and 2007 were $4.2 million and $3.2 million, respectively.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

	Year Ended December 31
	2008	2007
	(in thousands)

Income (loss) before income taxes	$4,381	$(18,933)
Tax benefit at statutory rate	$1,533	$(6,627)
Increase (decrease) in tax due to:
Foreign dividend income	2,485	510
Incentive stock options granted	174	427
State income tax, net of federal effect	712	232
Increase (decrease) in valuation allowance	(4,169)	5,499
Increase (decrease) in liability for uncertain tax positions	(830)	33
Expiration of net operating loss carryforward	1,026	1,018
Net effect of foreign tax rate	185	144
Other, net	254	602
Tax provision	$1,370	$1,838

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, an increase in the liability for unrecognized income tax benefits of $1.2 million was recognized, and accordingly, an adjustment to opening retained earnings was recorded. At the adoption date of January 1, 2007, the Company had $2.7 million of unrecognized tax benefits, all of which would affect its effective tax rate if recognized. At December 31, 2008 and 2007, the Company had $2.1 million and $3.1 million of unrecognized tax benefits, respectively. The change in the amount of unrecognized tax benefits in 2008 and 2007 was as follows:

	Year Ended December 31
(in thousands)	2008	2007

Beginning balance/Adoption of FIN 48 in 2007	$3,082	$2,735
Acquisitions	-	313
Additions for tax positions related to current year	510	366
Additions due to interest accrued	119	166
Reductions for tax positions of prior years:
Due to settlement of audit examinations	(986)	-
Due to lapsed statutes of limitations	(598)	(498)
Ending balance	$2,127	$3,082

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, approximately $0.4 million of interest related to uncertain tax positions is accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $0.3 million during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions.  For federal income tax purposes, the statute of limitations for audit by the IRS is open for years 2005 through 2008. In addition, NOLs generated in prior years are subject to examination and potential adjustment by the IRS upon their utilization in future years’ tax returns.

Note 8 – Inventories

	December 31,
	2008	2007
	(in thousands)
Finished products	$35,780	$38,468
In-process	13,426	15,547
Raw materials	24,940	25,257
Fine and fabricated precious metal in various stages of completion	2,247	9,486
	76,393	88,758
LIFO reserve	(1,123)	(5,049)
	$75,270	$83,709

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As these derivatives are not designated as accounting hedges under SFAS No. 133, they are accounted for as derivatives with no hedge designation.  Accordingly, the Company recognizes realized and unrealized gains and losses on the derivative instruments related to precious metal.  Such realized and unrealized gains and losses are recorded in current period earnings as other income or expense in the Company’s consolidated statement of operations. Realized and unrealized gains and losses for derivatives in 2008 and 2007 were losses of $1.4 million and $1.9 million, respectively.  In addition, the Company records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO value cost by $1.1 million and $5.0 million at December 31, 2008 and December 31, 2007, respectively.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  In 2007, a subsidiary of H&H received 500,000 troy ounces of silver from a single customer under an unallocated pool account agreement. Such agreement is cancelable by the customer upon six months notice.  Because of a reduction in its operating needs as well as a result of this agreement, the quantity of silver owned by the Company declined by 690,186 troy ounces in 2007, and the Company recorded $4.7 million of profit arising from the liquidation of LIFO inventory.

During 2008, the Company’s precious metal inventory declined primarily from higher utilization of customer metal in its production processes, replacing the need to purchase its own inventory, as well as a companywide emphasis on Lean Manufacturing and inventory management.  Accordingly, the Company experienced a liquidation of its precious metal inventory that is accounted for under the LIFO method.  Operating income for 2008 includes a $3.9 million credit to cost of goods sold from the liquidation of precious metal inventories valued at LIFO.  As of December 31, 2008, H&H held customer metal in the following quantities:  741,046 ounces of silver, 1,492 ounces of gold, and 1,391 ounces of palladium.  As of December 31, 2008, the Company has a liability of $1.1 million recorded with respect to its liability for customer metal subject to pool account agreements.

Supplemental inventory information:	December 31,
	2008	2007
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$1,124	$4,436

Market value per ounce:
Silver	$11.30	$14.81
Gold	$883.00	$834.70
Palladium	$185.00	$364.00

Note 9 – Property, Plant & Equipment

	December 31,
	2008	2007
	(in thousands)

Land	$9,949	$14,209
Buildings, machinery and equipment	183,219	186,411
Construction in progress	1,653	3,189
	194,821	203,809
Accumulated depreciation and amortization	92,313	79,473
	$102,508	$124,336

The decrease in the amount of Property, Plant and Equipment during 2008 was principally due to the long-lived asset impairment charges totaling $8.3 million discussed in Note 4 to the Consolidated Financial Statements, and a sale of one of the Company’s operating facilities located in Rancho Cucamonga, California.  Such facility was leased back under a 15 year lease agreement.

Depreciation expense for the years 2008 and 2007 was $17.9 million and $15.9 million, respectively.

Note 10 – Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2007 and 2008 were as follows:

				Arlon
	Precious		Engineered	Electronic
	Metal	Tubing	Materials	Materials	Total
	(in thousands)

Balance as of January 1, 2007	$-	$1,895	$51,135	$-	$53,030
Acquisitions	1,005	-	97	10,185	11,287
Balance at December 31, 2007	1,005	1,895	51,232	10,185	64,317

Acquisitions/Adjustments	501			252	753
Balance at December 31, 2008	$1,506	$1,895	$51,232	$10,437	$65,070

The Company conducted the required annual goodwill impairment reviews in 2008 and 2007, and computed updated valuations for each reporting unit using a discounted cash flow approach and market approach.  Based on the results of these reviews, there was no goodwill impairment in 2008 or 2007.

Other intangible assets as of December 31, 2008 and 2007 consisted of:

	December 31,
	2008	2007
	(in thousands)

Products and customer relationships	$34,082	$34,082
Trademark/Brand name	3,958	3,958
Patents and patent applications	2,361	2,296
Non-compete agreements	756	756
Other	1,548	1,548
	42,705	42,640
Accumulated amortization	5,740	2,748
Intangible assets, net	$36,965	$39,892

Amortization expense in 2008 and 2007 totaled $3.0 million and $2.3 million, respectively, excluding the $1.8 million of acquired research and development costs and backlog written off in connection with the Bairnco Acquisition.  The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Products and		Patents and
	Customer		Patent	Non-Compete
	Relationships	Trademarks	Applications	Agreements	Other	Total
	(in thousands)

2009	$2,168	$254	$183	$114	$232	$2,951
2010	2,168	254	183	114	232	2,951
2011	2,168	254	183	107	232	2,944
2012	2,168	254	167	73	102	2,764
2013	2,168	254	164	43	65	2,694
Thereafter	19,311	2,218	910	57	54	22,550
	30,151	3,488	1,790	508	917	36,854
Indefinite life		111				111
	$30,151	$3,599	$1,790	$508	$917	$36,965

Note 11 – Debt

Long-term debt at December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
(in thousands)	2008	2007

Long-term Debt to Non Related Party:
H&H Wachovia Facility term loans	$54,670	$57,019
Other H&H debt-domestic	6,580	6,724
Other H&H debt-foreign	4,661	5,420
Bairnco Wells Fargo Facility term loan	6,466	27,067
Bairnco Ableco Facility term loan	45,000	48,000
Bairnco foreign loan facilities	4,753	4,961
Total debt to non related party	122,130	149,191
Less portion due within one year	12,956	7,513
Long-term debt to non related party	109,174	141,678

Long-term Debt to Related Party:
H&H Term B Loan	44,098	104,165
Bairnco Subordinated Debt Credit Agreement	10,000	33,957
WHX Subordinated Loan Agreement	-	16,779
Long-term debt to related party	54,098	154,901

Total long-term debt	$163,272	$296,579

Long term debt as of December 31, 2008 matures in each of the next five years as follows:

Long-term Debt Maturity
(in thousands)	Total	2009	2010	2011	2012	2013
Long-term debt to non-related party	$122,130	$12,956	$11,589	$52,585	$45,000	$-
Long term debt to related party	54,098	-	-	44,098	-	10,000
Total Debt	$176,228	$12,956	$11,589	$96,683	$45,000	$10,000

Credit Facilities

Handy & Harman

H&H’s financing agreements include the Wachovia Facilities, which provide for revolving credit and term loan facilities, and the Term B Loan with SP II.

As of December 31, 2008, the Wachovia Facilities provided for maximum borrowings of $126.3 million, consisting of a revolving credit facility of up to $83 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable and inventory, and reduced by the amount of certain term and supplemental term loans outstanding to Wachovia. In addition, the Wachovia Facilities also include term loans funded by Ableco ($43.3 million as of December 31, 2008 and $40.0 million as of March 20, 2009). The term loans are collateralized by eligible equipment and real estate. The revolving credit facility and the term loans payable to Wachovia bear interest at LIBOR, plus applicable margins of between 2.00% and 2.50%, or the U.S. Base rate (Prime rate) plus 0.25% to 0.75%. The Wachovia Facilities also include a provision for Supplemental Term Loans, which bear interest at LIBOR plus applicable margins of between 4.00% and 4.50%, or the U.S. Base rate (Prime rate) plus 2.25% to 2.75%.

The term loans payable to Ableco bear interest at LIBOR, plus applicable margins of between 4.75% and 5.50%, or the U.S. Base rate (Prime rate) plus 2.00% to 2.75%.  The applicable margin for the revolving credit facility and the term loans payable to Wachovia and Ableco are dependent on H&H’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreements.  Borrowings under the Wachovia Facilities are collateralized by first priority security interests in and liens upon all present and future stock and assets of H&H and its subsidiaries, including all contract rights, deposit accounts, investment property, inventory, equipment, real property, and all products and proceeds thereof.  Principal payments for the term loans under the Wachovia Facilities are due in monthly installments of $0.7 million. The Wachovia Facilities contain affirmative, negative, and financial covenants (including, EBITDA shall not be less than $30.0 million, the Senior Leverage Ratio shall not be greater than 4.125:1.0, Capital Expenditures shall not be made in excess of $12.0 million in any 12 month period, as such terms are defined therein), and cash distributions that can be made to WHX are restricted.  As of December 31, 2008, the Wachovia Facilities were scheduled to mature on June 30, 2009.  The revolving and term loans under the Wachovia Facilities bore interest at rates ranging from 2.58% to 6.25% as of December 31, 2008.

As of December 31, 2008, the Term B Loan with SP II was scheduled to mature on June 30, 2009 and provided for annual payments based on 40% of excess cash flow as defined in the agreement (no principal payments are currently payable).  Interest accrues monthly at the Prime Rate plus 6%, and at no time shall the Prime Rate (as that term is defined in the agreement) be below 4.0%. Pursuant to the terms of a subordination agreement between SP II and Wachovia, H&H’s interest payable to Steel is accrued but not paid.  The Term B Loan has a second priority security interest in and lien on all assets of H&H, subject to the prior lien of the Wachovia Facilities and H&H’s $7.0 million guaranty and security interest for the benefit of Ableco as agent of the Bairnco indebtedness. In addition, H&H has pledged a portion of all outstanding stock of Indiana Tube Danmark A/S, a Danish corporation, and Protechno, S.A., a French corporation, both of which are indirect wholly-owned subsidiaries of H&H. The Term B Loan contains affirmative, negative, and financial covenants (including, EBITDA shall not be less than $30.0 million, the Senior Leverage Ratio shall not be greater than 4.125:1.0, Capital Expenditures shall not be made in excess of $12.0 million in any 12 month period, as such terms are defined therein), and cash distributions that can be made to WHX are restricted. The Term B Loan also contains cross-default provisions with the Wachovia Facilities.  The Term B Loan bore interest at 10.00% as of December 31, 2008.

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

On February 14, 2008, H&H and certain of its subsidiaries amended its credit facilities to, among other things, (i) reset the levels of certain financial covenants, (ii) allow for the prepayment of the Term B Loan with SP II in the amount of and upon receipt by H&H of a capital or debt infusion from the Company from proceeds of the Rights Offering, less $5.0 million which shall be used to pay down the revolver under the Wachovia Facilities, (iii) extend the maturity date to June 30, 2009, (iv) consent to the terms and conditions of the H&H Security Agreement and the H&H Guaranty, both terms as defined below in the description of the February 14, 2008 amendment by Bairnco to its credit agreements, and (v) amend applicable interest rates.  In addition, the Wachovia Facilities were also amended to provide for an additional term loan of $4.0 million to H&H and its subsidiaries.

On September 29, 2008, H&H and certain of H&H’s subsidiaries amended the Wachovia Facilities, effective as of September 26, 2008.  The Wachovia Facilities were amended to, among other things, eliminate the requirement that the proceeds of WHX’s Rights Offering be paid to the lenders of the Wachovia Facilities.  In connection with the amendment to the Wachovia Facilities, WHX entered into a letter agreement with Ableco pursuant to which WHX agreed that, within 10 days after the effective date of the amendment, an additional $5,000,000 from the proceeds of WHX’s Rights Offering shall be either (a) remitted to Bairnco, and simultaneously used by Bairnco to prepay its term loans with either Wells Fargo Foothill, Inc. or Ableco or (b) remitted to H&H and simultaneously used by H&H to permanently prepay term loans under the Wachovia Facilities.

On October 29, 2008, H&H and certain of its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, provide for a reduction in the H&H Guaranty from up to $10 million to up to $7 million.

On March 12, 2009, H&H and almost all of its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to certain limitations, and (vi) provide for an increase in the existing limited guaranty by H&H from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.  The revolving credit facility and the term loans payable to Wachovia now bear interest at LIBOR, which shall at no time be less than 1.00%, plus applicable margins of between 2.75% and 3.75%, or the U.S. Base rate (Prime rate, which shall at no time be less than 3.00%) plus 1.00% to 2.00%. The term loans payable to Ableco now bear interest at LIBOR, which shall at no time be less than 3.25%, plus an applicable margin of 11.75%, or the U.S. Base rate (Prime rate, which shall at no time be less than 5.00%) plus 10.00%. The negative financial covenants in both the Wachovia Facilities and the Ableco Facility were amended as follows: EBITDA shall not be less than $32.0 million increasing at a rate of $0.5 million per month from May 2009 through December 2009 and $36.0 million thereafter, the Senior Leverage Ratio shall not be greater than 3.00:1.0, Capital Expenditures shall not be made in excess of $12.5 million in any 12 month period, as such terms are defined therein, and cash distributions that can be made to WHX are restricted.  The interest rate under the Term B Loan with SP II is now equal to the Prime Rate plus 14%, and at no time shall the Prime Rate (as that term is defined in the agreement) be below 4.0%.

Other Handy & Harman Debt

On January 24, 2006, H&H’s wholly-owned subsidiary, OMG, Inc., entered into an $8.0 million five-year loan and security agreement with Sovereign Bank.  The loan is collateralized by a mortgage on OMG, Inc.’s real property.  Principal is payable monthly in installments of $12,000.  The loan bears interest at a variable rate equal to Libor plus 2.25% (4.1% as of December 31, 2008).

In March 2004, H&H’s wholly owned Danish subsidiary entered into a financing agreement with a Danish bank that includes a revolving credit facility and term loans.  At December 31, 2008 and 2007, there was approximately $4.7 million and $5.4 million, respectively, outstanding under the term loans. At December 31, 2008 and 2007, there was no debt outstanding under the revolving credit facility. The Danish subsidiary economically hedges its exposure on this variable interest rate debt.

Bairnco

Bairnco’s financing agreements include the Wells Fargo Facility, which provides for revolving credit and term loan facilities, the Ableco Facility and the Subordinated Debt Credit Agreement with SP II, both of which are also term loan facilities.

The Wells Fargo Facility provides for a revolving credit facility in an aggregate principal amount not to exceed $30.0 million and a term loan facility of $28.0 million.  As of December 31, 2008, borrowings under the Wells Fargo Facility bore interest, (A) in the case of base rate loans, at 0.25% above the Wells Fargo Prime rate, and (B) in the case of LIBOR rate loans, at 2.00% for advances and 2.50% for term loans, as applicable, above the LIBOR rate. The revolving and term loans under the Wells Fargo Facility bore interest at rates ranging from 2.5% to 3.5% as of December 31, 2008. Obligations under the Wells Fargo Facility are guaranteed by certain of Bairnco’s subsidiaries, and secured by a first priority lien on all assets of Bairnco and such subsidiaries. Principal payments for the term loans under the Wells Fargo Facility are due in monthly installments of $0.2 million. The scheduled maturity date of the indebtedness under the Wells Fargo Facility is July 17, 2012.

The Ableco Facility provides for a term loan facility of $48.0 million.  As of December 31, 2008, borrowings under the Ableco Facility bore interest, in the case of base rate loans, at 3.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate, and, in the case of LIBOR rate loans, at 6.00 % above the LIBOR rate. The Ableco Facility term loan bore interest at 10.55% as of December 31, 2008. Obligations under the Ableco Facility are guaranteed by Bairnco and certain of its subsidiaries, and secured by a second priority lien on all of their assets. Principal payments for the term loans under the Ableco Facility are due on the maturity date, which is July 17, 2012.

The Wells Fargo Facility and the Ableco Facility contain affirmative, negative, and financial covenants (including, as of December 31, 2008 and for the applicable periods set forth therein, permitting TTM EBITDA to be less than $14.0 million to $18.0 million, having a Leverage Ratio of more than 6.74:1.0 to 5.0:1.0, having a Fixed Charge Coverage Ratio of less than 0.75:1.0 to 1.0:1.0 and making Capital Expenditures in excess of $9.0 million in any fiscal year, as such terms are defined therein).

The Subordinated Debt Credit Agreement with SP II provides for a term loan facility.  The original principal of approximately $31.8 million was reduced to $10.0 million with proceeds from WHX’s Rights Offering.  All borrowings under the Subordinated Debt Credit Agreement bear interest at 6.75% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate. The interest rate under the Subordinated Debt Credit Agreement as of December 31, 2008 was 10.37%. Principal, interest and all fees payable under the Subordinated Debt Credit Agreement are due and payable on the scheduled maturity date, January 17, 2013. Obligations under the Subordinated Debt Credit Agreement are guaranteed by Bairnco and certain of its subsidiaries and collateralized by a subordinated priority lien on their assets.  The Subordinated Debt Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions.

On February 14, 2008, Bairnco and certain of its subsidiaries amended the Wells Fargo Facility and the Ableco Facility to, among other things, reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, a limited guaranty by H&H of up to $10 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.   In addition, each of the Wells Fargo Facility and the Ableco Facility was also amended to, among other things, provide for either (i) the Company to invest $10 million from the proceeds of the Rights Offering by March 31, 2008 in Bairnco and for such  proceeds to be used to prepay at least $10 million under the Wells Fargo term loan, (ii) SP II to issue a limited $10 million guaranty, or (iii) a capital or debt infusion of $10 million by either SP II or WHX into Bairnco, or any combination of the foregoing.

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco, (i) sold certain property in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year lease term with two 5 year renewal options.  Bairnco agreed to guarantee the payment and performance under the lease. The proceeds from the sale were applied to repay a portion of the term loan under the Wells Fargo Facility. On June 30, 2008, Bairnco amended the Wells Fargo Facility and its Ableco Facility to permit these transactions, the sale of certain other real property and related amendments.

On October 29, 2008, Bairnco and certain of its subsidiaries amended the Ableco Facility and the Wells Fargo Facility.  Each of the Wells Fargo Facility and Ableco Facility was amended to, among other things, (i) reset the levels of certain financial covenants, (ii) provide for the payment from the Rights Offering of $8.2 million to reduce the term loan pursuant to the Wells Fargo Facility and terminate the Steel Partners Working Capital Guaranty, (iii) provide for the payment from the Rights Offering of $3.0 million to reduce the outstanding term loan pursuant to the Ableco Facility and $2.0 million to reduce the outstanding revolving loan pursuant to the Wells Fargo Facility, (iv) permit cash interest payments under Bairnco’s Subordinated Debt Credit Agreement with SP II subject to certain conditions, and (v) permit the assignment of Bairnco’s obligations under the Subordinated Debt Credit Agreement to WHX.

The Ableco Facility was also amended to provide for, among other things, a reduction in the H&H Guaranty from up to $10 million to up to $7 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.

On March 12, 2009, Bairnco and certain of its subsidiaries amended the Wells Fargo Facility and the Ableco Facility to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  Subsequent to the March 12, 2009 amendments, borrowings under the Wells Fargo Facility bear interest, (A) in the case of base rate Advances at 0.75% above the Wells Fargo Prime rate and base rate Term loans at 1.25% above the Wells Fargo Prime rate, and (B) in the case of LIBOR rate loans, at rates of 3.00% for Advances or 3.50% for Term loans, as applicable, above the LIBOR rate.  Subsequent to the March 12, 2009 amendments, borrowings under the Ableco Facility bear interest, in the case of base rate loans, at 6.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate, and, in the case of LIBOR rate loans, at 9.00 % above the LIBOR rate.  The negative financial covenants under both the Wells Fargo Facility and the Ableco Facility were amended for the applicable periods set forth therein as follows:  permitting TTM EBITDA to be less than $13.0 million to $14.0 million, having a Leverage Ratio of more than 6.74:1.0 to 5.0:1.0, having a Fixed Charge Coverage Ratio of less than 0.75:1.0 to 1.0:1.0 and making Capital Expenditures in excess of $9.0 million in any fiscal year, as such terms are defined therein. The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  The Subordinated Debt Credit Agreement with SP II was also amended to, among other things, increase the interest rate to an applicable interest margin of 9.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate.

The Subordinated Loan Agreement provided for a subordinated term loan of $15 million from SP II to WHX in connection with the Bairnco Acquisition, and was unsecured at the WHX level.  Borrowings under the Subordinated Loan Agreement bore pay-in-kind interest at a rate per annum equal to the prime rate of JP Morgan Chase plus 7.75%, with a minimum interest rate of 16% per annum and a maximum interest rate of 19% per annum.  Obligations under the Subordinated Loan Agreement were guaranteed by Bairnco and certain of its subsidiaries and secured by a junior lien on the assets of Bairnco and certain of its subsidiaries and capital stock of certain of Bairnco’s subsidiaries. The Subordinated Loan Agreement was fully paid in September 2008 with proceeds from WHX’s Rights Offering.

Approximately $7.3 million of irrevocable standby letters of credit were outstanding under the Wells Fargo Facility, which are not reflected in the accompanying consolidated financial statements. $1.7 million of the letters of credit guarantee various insurance activities and $5.6 million represents letters of credit securing borrowings for the China foreign loan facility. These letters of credit mature at various dates and have automatic renewal provisions subject to prior notice of cancellation.

The China foreign loan facility reflects borrowing by Bairnco’s Chinese facilities through Bank of America, Shanghai, China, which is secured by US dollar denominated letters of credit. Interest rates on amounts borrowed under the China foreign loan facility averaged 8.4% at December 31, 2008.

Interest Cost

Cash interest paid in 2008 was $54.6 million, including $9.3 million of “pay in kind” interest and $28.1 million of other interest that had accrued to SP II through the date of the Rights Offering and was paid with proceeds from the Rights Offering.  Cash interest paid in 2007 was $23.2 million.  The Company has not capitalized any interest costs in 2008 or 2007.

As of December 31, 2008, the revolving and term loans under the Wachovia Facilities bore interest at rates ranging from 2.58% to 6.25%; and the Term B Loan bore interest at 10.0%.  The Wells Fargo Facility bore interest at rates ranging from 2.5% to 3.5% as of December 31, 2008, and the Ableco Facility bore interest at 10.55%.  The Subordinated Debt Credit Agreement bore interest at 10.37% as of December 31, 2008.  Weighted average interest rates for the years ended December 31, 2008 and 2007 were 9.88% and 11.86%, respectively.  Such interest rates do not reflect the higher interest margins that become effective with the March 12, 2009 amendments to the Company’s credit agreements that are described above.

Note 12 – Earnings Per Share

The computation of basic earnings or loss per common share is based upon the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company has potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements  (See Note 14-Stock-Based Compensation).

On November 24, 2008, the Company effected a reverse split of its outstanding common stock by a ratio of 1-for-10.  The earnings per share calculations below and on the Consolidated Statements of Operations reflect the reduction in the number of shares outstanding on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2007.

No common share equivalents were dilutive in 2008 since the exercise price of the Company’s warrants (prior to expiration) and its stock options and other stock-based incentive compensation arrangements was in excess of the average market price of the Company’s common stock.  No common share equivalents were dilutive in 2007 because the Company reported a net loss and therefore, any outstanding warrants and stock options would have had an anti-dilutive effect.  As of December 31, 2008, stock options for an aggregate of 64,400 shares of common stock are excluded from the calculation of net income per share.

A reconciliation of the income and shares used in the earnings per share computations follows:

	Year ended December 31, 2008
	Income (loss) (Numerator)	Shares (Denominator)	Pre-Share Amount
	(Dollars and shares in thousands)

Net income	$3,011
Basic EPS and Diluted EPS
Income applicable to common stockholders	$3,011	4,001	$0.75

Year ended December 31, 2007
Income (loss) (Numerator)	Shares (Denominator)	Pre-Share Amount
(Dollars and shares in thousands)

Net loss	$(20,771)
Basic EPS and Diluted EPS
Loss applicable to common stockholders	$(20,771)	1,000	$(20.77)

Note 13 – Stockholders’ (Deficit) Equity

Rights Offering

On September 25, 2008, the Company completed the Rights Offering to its existing stockholders.  The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SP II, the Company’s largest stockholder, subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SP II owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to SP II of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.  After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008.

Authorized and Outstanding Shares

On December 31, 2006, the authorized capital stock of WHX consisted of 40,000,000 shares of Common Stock, $0.01 par value, and 5,000,000 shares of Preferred Stock.  A proposal to increase authorized Common Stock from 40,000,000 shares to 50,000,000 shares was approved by the Company’s stockholders in June 2007.  On January 31, 2008, WHX’s stockholders approved a proposal to further increase the Company’s authorized capital stock to a total of 100,000,000 shares, consisting of 95,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.  On September 16, 2008, WHX’s stockholders approved a proposal to further increase the Company’s authorized capital stock to a total of 185,000,000 shares, consisting of 180,000,000 shares of common stock and 5,000,000 shares of Preferred Stock.  On November 24, 2008, the Company effected the Reverse Stock Split, by a ratio of 1-for-10.  To enhance comparability, unless otherwise noted, all references to the Company’s common stock and per share amounts have been adjusted on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2007.

Of the authorized shares, no shares of Preferred Stock have been issued, and 12,178,565 shares and 1,000,050 shares of Common Stock were issued and outstanding as of December 31, 2008 and 2007, respectively.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) balances as of December 31, 2008 and 2007 were comprised as follows:

	2008	2007
	(in thousands)
Net actuarial losses and prior service costs and credits (net of tax)	$(165,851)	$(38,378)
Foreign currency translation adjustment	2,513	5,819
Valuation of marketable equity securities	(164)	-
	$(163,502)	$(32,559)

Note 14 – Stock-Based Compensation

Stock-based compensation expense is recorded based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R), “Accounting for Stock-Based Compensation.” The Company measures stock-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the employee’s requisite service (vesting) period.  All of the share amounts and stock option prices in this note reflect the Reverse Stock Split as if it had been effective on January 1, 2007.

At the Company’s Annual Meeting of Shareholders on June 21, 2007, the Company’s shareholders approved a proposal to adopt WHX Corporation’s 2007 Plan, and reserved 80,000 shares of common stock under the 2007 Plan. The 2007 Plan permits options to be granted up to a maximum contractual term of 10 years.  On July 6, 2007, stock options for an aggregate of 62,000 shares of common stock were granted under the 2007 Plan to employees and to two outside directors of the Company, at an exercise price of $90.00 per share.  The options are exercisable in installments as follows: half of the options granted were exercisable immediately, one-quarter of the options granted became exercisable on July 6, 2008 and the balance of the options become exercisable on July 6, 2009. The options will expire on July 6, 2015.  In 2008, the Company granted options for an aggregate of 18,000 shares to four employees at an exercise price of $90.00 per share.  The options are exercisable in installments as follows: one-third of the options granted were exercisable immediately, one-quarter of the options granted will become exercisable one year from the date of grant, and the balance of the options become exercisable two years from the date of grant.  The options will expire in 2016.

The Company estimated the fair value of the stock options in accordance with SFAS No. 123(R) using a Black-Scholes option-pricing model.  The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on historical volatilities of WHX’s post-bankruptcy common stock. The expected dividend yield is based on historical information and management’s plan.

Assumptions	2008	2007
Risk-free interest rate	2.62%-3.22%	5.08%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	4.5 years	4.5 years
Volatility	68.4% - 80.9%	49.1%
Forfeiture rate	3.0%	3.0%

The Company has recorded $0.6 million and $1.4 million of non-cash stock-based compensation expense related to its stock options in 2008 and 2007, respectively.

Activity related to the Company’s 2007 Plan was as follows:

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Outstanding at December 31, 2007	59	$90.00	7.52	-
Granted	18	$90.00		-
Exercised	-
Forfeited or expired	(13)	$90.00		-
Outstanding at December 31, 2008	64	$90.00	7.25	-
Exercisable at December 31, 2008	41	$90.00	6.90	-

The weighted average grant-date fair value of options granted during the year was $10.79 per share.

Nonvested Shares	Shares (000's)	Fair Value

Nonvested at December 31, 2007	30	$37.80
Granted	12	$10.79
Vested	(15)	$29.79
Forfeited	(4)	$37.80
Nonvested at December 31, 2008	23

As of December 31, 2008 there was approximately $0.3 million of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of shares vested in 2008 and 2007 was $0.6 million and $1.2 million, respectively.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for two members of the Board of Directors who are related parties to the Company. These arrangements provide, among other things, for each to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company’s stock price and $90.00 per share.  The bonus is payable upon the sending of a notice by either board member, respectively.  The notice can be sent with respect to 75% of the bonus immediately, and with respect to the remainder, at any time after July 6, 2009.  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under SFAS 123(R), the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded ($0.1) million and $0.2 million of non-cash compensation expense (income) related to these incentive arrangements in 2008 and 2007, respectively.

Note 15 – Commitments and Contingencies

Operating Lease Commitments:

The Company leases certain facilities under non-cancelable operating lease arrangements.  Rent expense for the Company in 2008 and 2007 was $6.9 million and $5.9 million, respectively.  Future minimum operating lease and rental commitments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2009	$6,404
2010	5,166
2011	4,525
2012	3,705
2013	1,765
2014 and thereafter	7,153
$28,718

Legal Matters:

HH East Parcel, LLC.  V. Handy & Harman

This action arose out of a purchase and sale agreement entered into in 2003 whereby H&H agreed to sell a portion of a commercial site in Connecticut, or the Sold Parcel, to HH East.  On or about April 5, 2005, HH East filed a Demand for Arbitration with the American Arbitration Association seeking legal and equitable relief including completion of the remediation of environmental conditions at the site in accordance with the terms of the agreement.  An arbitration hearing was held in October 2005, pursuant to which HH East was awarded, among other things, an amount equal to $5,000 per day from January 1, 2005 through the date on which remediation is completed.  As of the completion date of the remediation, April 6, 2007, the award amounted to approximately $4.0 million.  H&H applied to the Connecticut Superior Court to have the arbitration award vacated.  On June 26, 2006, the court issued a decision denying H&H’s application and granting HH East’s motion to confirm the arbitration award.  H&H appealed that decision.  On May 23, 2008, H&H was notified that the Connecticut Supreme Court affirmed the lower court decision.  On September 2, 2008, the parties executed a settlement agreement pursuant to which the parties exchanged full mutual releases in exchange for a payment by H&H to HH East of $4.9 million.  In addition, HH East agreed to cease immediately all collection efforts and agreed to the release of all funds subject to orders of attachment.  On December 2, 2008, pursuant to the settlement agreement, the parties jointly filed a satisfaction of judgment with the Connecticut Superior Court.

H&H has been working cooperatively with the CTDEP with respect to its obligations under a consent order entered into in 1989 that applies to the Sold Parcel and a remaining parcel that together with the Sold Parcel comprises the commercial site discussed above.  H&H has been conducting an investigation of the remaining parcel, and is continuing the process of evaluating various options for its remediation of the remaining parcel.  The sale of the Sold Parcel, which was the subject of the above-referenced litigation, triggered statutory obligations under Connecticut law to investigate and remediate pollution at or emanating from the Sold Parcel.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007, although H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between HH East and H&H.  Although no groundwater remediation is required, there will be monitoring of the Sold Parcel site for several years.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s Soil Action Remediation Action Report, dated December 28, 2007 as amended by an addendum letter dated July 15, 2008, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2008, and the remaining remediation and monitoring costs are expected to approximate $0.3 million.  H&H received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and is pursuing its potential entitlement to additional insurance coverage.

Paul E. Dixon & Dennis C. Kelly V. Handy & Harman

Paul Dixon and Dennis Kelly, two former officers of H&H, or the Claimants, filed a Statement of Claim with the American Arbitration Association, or the Arbitration, on or about January 3, 2006.  The Claimants were employees of H&H until September 2005 when their employment was terminated by H&H.  Their claims included seeking payments allegedly due under employment contracts and allegedly arising from their terminations, and seeking recovery of benefits under what they allege was the H&H Supplemental Executive Retirement Plan.

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

In April 2006, the Claimants served a request for benefits, severance and other amounts, similar to those described above, on H&H and various plan administrators and fiduciaries thereof.  The request was reviewed in accordance with the procedures of the benefit plans at issue and by letter dated September 27, 2006, claimants were notified that their request was largely denied.

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

Electroplating Technologies, Ltd v. Sumco, Inc.

Electroplating Technologies, Ltd., or ETL, filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contends that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential information of ETL.  ETL is seeking damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  Sumco is vigorously defending this lawsuit, and believes that it is without merit.  Nevertheless, there can be no assurance that Sumco will be successful in defending against ETL’s claims, or that Sumco will not have any liability on account of ETL’s claims.  Sumco’s liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of Sumco.

World Properties, Inc. et. al. v. Arlon, Inc.

In December 2008, World Properties, Inc. and Rogers Corporation, collectively referred to as Rogers, filed a lawsuit against Arlon, a subsidiary of Bairnco, in the United States District Court in Hartford, CT.  The lawsuit alleges that Rogers is the exclusive licensee under U.S. Patent No. 5,552,210, or the 210 Patent, and that Arlon’s TC600 circuit board infringes that patent.  In the complaint, Rogers demanded that Arlon cease the manufacture, sale and distribution of its TC600 circuit board and that the Court award unspecified damages to compensate Rogers for the alleged infringement.  Arlon has moved to dismiss the lawsuit, based upon a covenant not to sue contained in an asset purchase agreement between Rogers and Arlon, dated January 30, 1996, or the APA, that Arlon contends covers the TC600 and the 210 Patent.  Arlon has also requested that the Court stay discovery on Rogers’ patent infringement claim pending resolution of the motion to dismiss.  The Court has agreed to a stay of discovery on the patent infringement claim, but directed the parties to conduct expedited discovery on the issue of the applicability of the covenant not to sue in the APA to the TC600 and the 210 Patent. There can be no assurance that Arlon will be successful in defending against Rogers’ claims.  Arlon’s liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Environmental Matters

In connection with the Sold Parcel, H&H was responsible for demolition and environmental remediation of the site, the estimated cost of which was included in the loss on sale recorded in 2003.  In 2004, H&H determined that an increase in the reserve for environmental remediation was needed in the amount of $28.3 million.  This change in reserve was caused by the discovery of underground debris and soil contaminants that had not been anticipated.  These additional costs were included in environmental remediation expense.  An additional $4.0 million was also recorded in selling, general and administrative expenses in 2004 as a penalty related to the Sold Parcel.  H&H retains title to a parcel of land adjacent to the Sold Parcel.  This parcel is classified as other non-current assets, in the amount of $2.0 million, on the consolidated balance sheets at December 31, 2008.

H&H entered into an administrative consent order, or ACO, in 1986 with the NJDEP with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  H&H is actively remediating the property and continuing to investigate the most effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December of 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  H&H anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  The ongoing cost of remediation is presently estimated at approximately $1.0 million.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are allocated 75% to the former owner/operator and 25% to H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of December 31, 2008, over and above the $1.0 million, total investigation and remediation costs of $977,721 and $326,242 have been expended by the former owner/operator and H&H, respectively, in accordance with the settlement agreement.  Additionally, H&H is currently being reimbursed through insurance coverage for a portion of the investigation and remediation costs for which the Company is responsible.  H&H believes that there is additional excess insurance coverage, which it intends to pursue as necessary.

H&H and Bairnco (and/or one or more of their respective subsidiaries) have also been identified as PRPs under CERCLA or similar state statutes at several sites and are parties to ACOs in connection with certain other properties.  H&H and Bairnco (and/or one or more of their respective subsidiaries) may be subject to joint and several liabilities imposed by CERCLA on PRPs.  Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, H&H and Bairnco are unable to reasonably estimate the ultimate cost of compliance with such laws.

H&H received a notice letter from the EPA in August 2006 formally naming H&H as a PRP at the Superfund site in Massachusetts.  H&H then voluntarily joined a group of ten (10) other PRPs (which group has since increased to thirteen (13)) to work cooperatively regarding remediation of this site.  Investigative work is ongoing to determine whether there are other parties that sent hazardous substances to the Superfund site but that have not received notice letters or been named as PRPs to date.  The PRP group submitted its good faith offer to the EPA in late October 2006.  The offer was contingent on the group arriving at an acceptable allocation amongst the PRPs.  All of the PRPs have reached proposed allocations as to percentages of responsibility for investigation and remediation costs at the Superfund site.  There is a “shortfall” in the overall allocation that is being shared, on a pro rata basis, among all of the participating PRPs.  The EPA has agreed to an orphan share for the past costs incurred through April 1, 2008 and has agreed to cap all future response and oversight costs at $2.9 million as further consideration for the orphan share.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  On December 9, 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts.  After the thirty-day comment period (during which no comments were received), the EPA filed a motion for the entry of the consent decree, which was granted on January 27, 2009.  With the filing and entry of the consent decree, H&H is required to make two payments in 2009.  One payment relates to the “true-up” of monies previously expended for remediation and is approximately $182,000.  The second payment relates to H&H’s share of the early action items for the remediation project and is approximately $308,380.  There are some parties who have not participated to date in the consent decree negotiations and allocation process.  Any such non-participating party may be sued later under CERCLA.  That is a decision that will be made in the future by the participating PRPs.  The remediation of a significant amount of the contamination at the site is the responsibility of the DOE.  The DOE remediation is being accomplished by the ACOE.  The DOE portion of the work has begun but is not expected to be completed until August 2010, at which time the remaining chemical PRP work will be more clearly defined and additional financial contributions will be required by the chemical PRPs.  H&H is a chemical PRP; not a radiological PRP.  The ACOE has informed one of the radiological PRPs that it may seek contribution from that PRP for the portion of the remediation performed by the ACOE.  The radiological PRP in turn wishes to preserve its rights to sue the chemical PRPs in the event any portion of the ACOE’s claim relates to chemical waste.  The PRPs investigated the nature of the ACOE’s potential claim and determined, based on information currently available, that there is a minimal potential that the ACOE’s claim can legally or factually result in a contribution claim against the chemical PRPs.  H&H has recorded a significant reserve in connection with this matter.

H&H is continuing to comply with a 1987 consent order from the MADEP to investigate and remediate the soil and groundwater conditions at the property that is the subject of the Arista Development litigation discussed above.  H&H is in discussions with the EPA, the MADEP and the plaintiff in the Arista case in connection with the remedial activities.  In addition, H&H has engaged in discussions or received comments regarding its remedial plans from abutters.  H&H has successfully concluded settlement discussions with  abutters and entered into settlement agreements with each of them.  H&H does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, H&H and Bairnco have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters.  The Company had $6.7 million accrued related to estimated environmental remediation costs as of December 31, 2008, and $7.8 million accrued as of December 31, 2007.  Based upon information currently available, including H&H and Bairnco’s prior capital expenditures, anticipated capital expenditures, and information available to H&H and Bairnco on pending judicial and administrative proceedings, H&H and Bairnco do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on their financial position, but there can be no such assurances.  Such costs could be material to H&H and Bairnco’s results of operations and cash flows.  We anticipate that H&H and Bairnco will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco are unable to fund these liabilities, claims could be made against WHX for payment of such liabilities.  As further information comes into the Company’s possession, it will continue to reassess such evaluations.

Other Litigation

Certain of the Company’s subsidiaries are defendants, or the Subsidiary Defendants, in numerous cases pending in a variety of jurisdictions relating to welding emissions.  Generally, the factual underpinning of the plaintiffs’ claims is that the use of welding products for their ordinary and intended purposes in the welding process causes emissions of fumes that contain manganese, which is toxic to the human central nervous system.  The plaintiffs assert that they were over-exposed to welding fumes emitted by welding products manufactured and supplied by the Subsidiary Defendants and other co-defendants.  The Subsidiary Defendants deny any liability and are defending these actions.  It is not possible to reasonably estimate the Subsidiary Defendants’ exposure or share, if any, of the liability at this time.

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

Pension Plan Contingency Arising from the WPC Group Bankruptcy

On July 24, 2003, the Company entered into an agreement among the PBGC, WPC, WPSC, and the United Steelworkers of America, AFL-CIO-CLC, or the USWA, in settlement of matters relating to the Termination Litigation, in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, WHX agreed, among other things, (a) to certain administrative facts and legal conclusions about the Pension Plan, as well as certain ongoing agreements, as set forth in the settlement agreement, and (b)  that WHX will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  The WPC Group was a wholly-owned subsidiary of WHX until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown. However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.

Note 16 – Related Party Transactions

SP II is the beneficial holder of 9,133,890 shares of the Company’s common stock, representing approximately 75.0% of the outstanding shares.  SP II Master is the owner of approximately 99% of the limited partnership interests in Web L.P.  Web L.P. is the sole limited partner of SP II.  Steel Partners is the manager of SP II Master, Web L.P. and SP II.  Mr. Warren Lichtenstein, the manager of Steel Partners, is the Chairman of the Board of the Company.  On September 8, 2005, H&H completed the assignment of its approximately $70.6 million Term B Loan from Canpartners, to SP II, as agent and lender. Substantially all of the terms and conditions of the Term B Loan continued without amendment. During 2007, in connection with the Bairnco Acquisition, SP II entered into the Subordinated Loan Agreement with WHX and the Subordinated Debt Credit Agreement with Bairnco.  (See Note 11).  On September 29, 2008, WHX repaid all indebtedness and accrued interest under the Subordinated Loan Agreement, using proceeds from the Rights Offering.  As of December 31, 2008, $2.5 million of accrued interest was owed to SP II.  Interest is not expected to be paid in cash to SP II pursuant to the terms of a Subordination Agreement between Steel and Wachovia.

Mr. Glen Kassan, a Managing Director and operating partner of Steel Partners, was appointed Chief Executive Officer of WHX on October 7, 2005.  In 2006, the Compensation Committee approved a salary of $600,000 per annum for Mr. Kassan, effective January 1, 2006.  On May 21, 2008, the Compensation Committee of the Board of Directors approved the grant of a cash bonus to Mr. Kassan in the amount of $100,000.  Mr. Kassan has voluntarily deferred his annual salary (net of a 5% company-wide salary reduction), effective for the fiscal year beginning January 1, 2009.

On October 26, 2005, WHX CS Corp. (“CS”), a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with SP II.  Pursuant to that agreement, CS sold 1,000 shares of Series A Preferred Stock, par value $0.01 per share (the “WHX CS Preferred”) to SP II.  SP II paid a purchase price of $5,100 per share or an aggregate purchase price of $5.1 million.  The proceeds of the sale were used by CS to purchase 1,898,337 shares of CoSine.  The WHX CS Preferred accrued dividends at 6.0% ($306,000) per annum. The WHX CS Preferred were redeemed, together with accrued dividends, on September 29, 2008 from the proceeds of the Rights Offering.

The Company had one investment accounted for under the equity method: 18.8% ownership of the outstanding common stock of CoSine.  This investment is presented in other non-current assets.  The Company accounts for CoSine under the equity method because a related party (SP II) owns an additional percentage of the outstanding common stock and as a result of the combined ownership percentage, indirectly has the ability to exercise control.  The recorded value of the Company’s investment in CoSine was $4.3 million as of December 31, 2008 and 2007.  The market value of the Company’s investment in CoSine as of December 31, 2008 was $3.3 million ($1.75 per share), approximately $1.0 million less than the Company’s $4.3 million carrying value.  However, in accordance with the provisions of SFAS No. 141, the Company has not recorded an impairment, as it considers this difference to be a temporary decline in the quoted market price and not indicative of a permanent loss of value.  A key factor considered was that CoSine’s assets are virtually all cash, cash equivalents and short-term investments.  At December 31, 2008, CoSine had total assets of $23.3 million, including cash, cash equivalents, and short term investments of $23.2 million, current liabilities of $0.3 million and stockholders’ equity of $23.0 million.  CoSine reported a net loss of $15,000 for the year ended December 31, 2008, and federal net operating loss carryforwards of approximately $353.0 million, which will begin to expire in 2018.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for Mr. Kassan and Mr. Lichtenstein. These arrangements provide, among other things, for each to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company’s stock price and $90.00, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to reflect the Reverse Stock Split.  The bonus is payable upon the sending of a notice by either Mr. Kassan or Mr. Lichtenstein, respectively.  The notice can be sent with respect to 75% of the bonus immediately, and with respect to the remainder, at any time after July 6, 2009.  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under SFAS 123(R), the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.1 million of non-cash income related to these incentive arrangements for 2008, and $0.2 million of non-cash compensation expense in 2007.

On September 25, 2008, WHX completed the Rights Offering.  The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SP II, which beneficially owned approximately 50.3% of the Company’s outstanding common stock immediately before the Rights Offering, subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SP II owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to SP II of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date.

Note 17 – Other Income (Expense)

	Year Ended December 31,
	2008	2007
	(in thousands)
Equity income in affiliated companies	$28	$65
Foreign currency transaction loss	(1,382)	(392)
Other, net	-	55
	$(1,354)	$(272)

Note 18 – Reportable Segments

WHX Corporation, the parent company, manages a group of businesses on a decentralized basis.  WHX owns H&H, a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco.  Bairnco manages business units in three reportable segments: Arlon EM segment, Arlon CM segment, and Kasco Replacement Products and Services.  The business units of H&H and Bairnco principally operate in North America.  The Company’s six reportable segments are as follows:

(1)
Precious Metal segment activities include the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating. H&H’s brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  H&H offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries.  H&H is also engaged in precision electroplating (often using gold, silver, palladium and various base metals) of electronic and electrical components primarily for use in the automotive industry.  H&H’s profits from precious metal products are principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value,” which includes the cost of base metals, labor, overhead, financing and profit.

(2)
Tubing segment manufactures a wide variety of steel tubing products.  The Stainless Steel Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow this Group to serve the petrochemical infrastructure and shipbuilding markets. The Stainless Steel Tubing Group also manufactures products for use in the medical, semiconductor fabrication, aerospace and instrumentation industries.  The Specialty Tubing Group manufactures welded carbon steel tubing in straight lengths and coils with a primary focus on products for the refrigeration and automotive industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products for the appliance market by fabricating tubing into condensers for refrigerators and freezers.

(3)
Engineered Materials segment supplies products to the construction and building industries. H&H manufactures fasteners and fastening systems for the U.S. commercial flat roofing industry.  Products are sold to building and roofing material wholesalers. The products are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in log homes, landscaping, masonry, and wood decks.  H&H also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, H&H manufactures electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

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

The following table presents information about reportable segments for the years ended December 31, 2008 and 2007.

	2008	2007
	(in thousands)
Net Sales:
Precious Metal	$156,847	$150,484
Tubing	118,318	117,627
Engineered Materials	246,815	228,248
Arlon Electronic Materials (a)	64,208	45,576
Arlon Coated Materials (a)	72,395	47,647
Kasco (a)	67,202	48,284
Total net sales	725,785	637,866

Operating income (loss) before corporate allocations and impairments:
Precious Metal	16,461	14,128
Tubing	10,896	4,799
Engineered Materials	22,553	20,923
Arlon Electronic Materials (a) (b)	6,243	496
Arlon Coated Materials (a) (b)	(1,199)	(2,881)
Kasco (a) (b)	3,786	1,657
Total	58,740	39,122

Corporate expenses allocation:
Precious Metal	4,192	4,361
Tubing	3,926	3,980
Engineered Materials	3,662	3,707
Arlon Electronic Materials (a)	1,100	876
Arlon Coated Materials (a)	1,240	916
Kasco (a)	1,151	928
Total	15,271	14,768

Impairments of long-lived assets
Precious Metal (d)	7,790	-
Tubing (d)	501	-
Total	8,291	-

Segment operating income (loss):
Precious Metal (d)	4,479	9,767
Tubing (d)	6,469	819
Engineered Materials	18,891	17,216
Arlon Electronic Materials (a) (b)	5,143	(380)
Arlon Coated Materials (a) (b)	(2,439)	(3,797)
Kasco (a) (b)	2,635	729
Segment operating income	35,178	24,354
Unallocated corporate expenses & non operating units	6,698	8,994
Unallocated pension credit	(8,335)	(5,778)
Proceeds from insurance claims, net	(3,399)	(6,538)
Employee benefit curtailment	(3,875)	-
Environmental remediation expense (c)	-	4,678
Loss on disposal of assets	212	283
Income from operations	43,877	22,715

Interest expense	36,787	39,488
Realized and unrealized loss on derivatives	1,355	1,888
Other expense	1,354	272

Income (loss) before taxes	$4,381	$(18,933)

(a)	The results of the Bairnco Segments in 2007 reflect the period subsequent to its acquisition, April 14 through December 31, 2007.

(b)
The following non-recurring charges relating to the purchase accounting for the Bairnco Acquisition are included in the 2007 results above:  Arlon EM-$3,509, Arlon CM-$2,409, and Kasco-$1,460. The operating income (loss) for the Arlon CM segment includes $1,729 of move costs in the 2008 period to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, 2008 results were negatively impacted by a plant shutdown and related operating inefficiencies related to the move.

(c)
Environmental remediation expenses have not been allocated to the reporting segments since the related facilities have been closed for several years and are not indicative of current operating results.

(d)
Segment operating income in 2008 for the Precious Metal segment and the Tubing segment has been reduced by fixed asset impairment charges of $7,790 and $501, respectively.  See Note 4 to Consolidated Financial Statements.

	2008	2007
Capital Expenditures	(in thousands)

Precious Metal	$3,188	$2,502
Tubing	1,264	1,569
Engineered Materials	3,057	2,700
Arlon Electronic Materials	1,180	802
Arlon Coated Materials	1,676	551
Kasco	1,908	1,656
Corporate and other	41	446
	$12,314	$10,226

	December 31,
	2008	2007
Total Assets		(in thousands)

Precious Metal	$44,311	$57,249
Tubing	57,526	66,232
Engineered Materials	139,063	142,177
Arlon Electronic Materials	69,718	78,029
Arlon Coated Materials	27,839	27,398
Kasco	36,342	41,440
Corporate and other	24,685	29,064
Total	$399,484	$441,589

The following table presents revenue and long lived asset information by geographic area as of and for the years ended December 31. Long-lived assets in 2008 and 2007 consist of property, plant and equipment, plus approximately $8.4 million and $7.8 million, respectively, of land and buildings from previously operating businesses and other non-operating assets that are carried at the lower of cost or fair value and are included in other non-current assets on the consolidated balance sheets.

Geographic Information
	Revenue		Long-Lived Assets
	2008	2007	2008	2007
	(in thousands)		(in thousands)

United States	$639,821	$562,562	$92,149	$118,474
Foreign	85,964	75,304	18,747	13,143

	$725,785	$637,866	$110,896	$131,617

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Neither revenue nor long-lived assets from any single foreign country was material to the consolidated revenues of the Company.

In 2008 and 2007, no customer accounted for more than 5% of consolidated net sales.  In 2008 and 2007, the 15 largest customers accounted for approximately 22% and 25% of consolidated net sales, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On January 17, 2007, WHX dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm, effective upon the completion by PwC of its procedures regarding: (i) the Company’s 2004 Annual Report on Form 10-K; and (ii) the financial statements of the Company as of March 31, 2005 and for the quarter then ended, the financial statements of the Company as of June 30, 2005 and for the quarter and six-month periods then ended and the financial statements of the Company as of  September 30, 2005 and for the quarter and nine-month periods then ended and the Forms 10-Q for 2005 in which each of the above described financial statements will be included. The decision to dismiss PwC was approved by the Company’s Audit Committee.

The reports of PwC on the financial statements of the Company for the fiscal years ended December 31, 2005 and 2004, and the reports of PwC on the financial statements did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except for an explanatory paragraph disclosing substantial doubt about the Company’s ability to continue as a going concern.

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

During the fiscal years ended December 31, 2005, 2004 and 2003, and through the date of this filing, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K, other than as reported in Item 9A of its 2005 Annual Report on Form 10-K.

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

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2008 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2008 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 11.	Executive Compensation.

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference. Also incorporated by reference is the information in the table under the heading “Equity Compensation Plan Information” included in Item 5 of the Form 10-K.

Item 13.	Certain Relationships and Related Transactions

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The Company’s definitive proxy statement which will be filed with the SEC pursuant to Registration 14A within 120 days of the end of the Company's fiscal year is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 3.           Exhibits

Exhibit Number	Description

2.1	First Amended Chapter 11 Plan of Reorganization of the Company, dated June 8, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed July 28, 2005).

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

3.2
Amendment to Amended and Restated Certificate of Incorporation of WHX, dated September 17, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-154428, on October 17, 2008).

*3.3	Amendment to Amended and Restated Certificate of Incorporation of WHX, dated November 24, 2008.

3.4	Amended and Restated By Laws of WHX (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K, filed December 27, 2006).

3.5
Amendment to Article Four, Section 4.1 of the Amended and Restated Bylaws of WHX Corporation (incorporated by reference to Exhibit 3.4 to the Company’s current report on Form 8-K, filed November 10, 2008).

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

4.15
Amendment No. 14 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated July 20, 2007 (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2008).

4.16
Amendment No. 15 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated September 20, 2007 (incorporated by reference to exhibit 4.16 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2008).

4.17
Amendment No. 16 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated October 31, 2007 (incorporated by reference to Exhibit 4.17 to the Company’s Form 10-K filed March 31, 2008).

4.18
Amendment No. 17 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated January 11, 2008 (incorporated by reference to Exhibit 4.18 to the Company’s Form 10-K filed March 31, 2008).

4.19
Amendment No. 18 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated February 14, 2008 (incorporated by reference to Exhibit 4.19 to the Company’s Form 10-K filed March 31, 2008).

4.20
Amendment No. 19 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated February 14, 2008 (incorporated by reference to Exhibit 4.20 to the Company’s Form 10-K filed March 31, 2008).

4.21
Amendment No. 20 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated September 29, 2008 (incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-154428, on October 17, 2008).

4.22
Amendment No. 21 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated October 29, 2008 (incorporated by reference to Exhibit 4.56 to the Company’s Form 10-Q, filed November 7, 2008).

*4.23	Amendment No. 22 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated March 12, 2009.

4.24
Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Ableco Finance LLC, dated March 31, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed April 14, 2004).

4.25
Loan and Security Agreement Amendment by and among Handy & Harman, certain of its affiliates and Canpartners Investments IV, LLC, dated as of October 29, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed November 15, 2004).

4.26
Amendment No. 2 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Canpartners Investments IV, LLC, dated as of December 29, 2004 (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K filed December 27, 2006).

4.27
Amendment No. 3 and Waiver to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of December 29, 2005 (incorporated by reference to Exhibit 4.16 to the Company’s Form 10-K filed December 27, 2006).

4.28
Consent and Amendment No. 4 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of January 24, 2006 (incorporated by reference to Exhibit 4.17 to the Company’s Form 10-K filed December 27, 2006).

4.29
Amendment No. 5 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of March 31, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed April 6, 2006).

4.30
Amendment No. 6 to the Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of July 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed July 24, 2006).

4.31
Amendment No. 7 to the Loan and Security Agreement by and Among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Carpenters Investments IV, LLC, dated as of October 30, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed November 3, 2006).

4.32
Amendment No. 8 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated December 28, 2006 (incorporated by reference to Exhibit 99.1.5 to the Company’s Form 8-K filed January 4, 2007).

4.33
Amendment No. 9 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated December 28, 2006 (incorporated by reference to Exhibit 99.1.6 to the Company’s Form 8-K filed January 4, 2007).

4.34
Amendment No. 10 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated March 29, 2007 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed March 30, 2007).

4.35
Amendment No. 11 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated July 20, 2007 (incorporated by reference to Exhibit 4.29 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.36
Amendment No. 12 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated September 10, 2007 (incorporated by reference to Exhibit 4.30 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.37
Amendment No. 13 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated November 5, 2007 (incorporated by reference to Exhibit 4.35 to the Company’s Form 10-K filed March 31, 2008).

4.38
Amendment No. 14 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated February 14, 2008 (incorporated by reference to Exhibit 4.36 to the Company’s Form 10-K filed March 31, 2008).

4.39
Amendment No. 15 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated February 14, 2008 (incorporated by reference to Exhibit 4.37 to the Company’s Form 10-K filed March 31, 2008).

4.40
Amendment No. 16 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of October 29, 2008 (incorporated by reference to Exhibit 4.55 to the Company’s Form 10-Q, filed November 7, 2008).

*4.41	Amendment No. 17 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of March 12, 2009.

4.42
Credit Agreement, dated as of July 17, 2007, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder (incorporated by reference to Exhibit 4.36 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.43
Amendment No. 1 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated February 14, 2008 (incorporated by reference to Exhibit 4.44 to the Company’s Form 10-K filed March 31, 2008).

4.44
Amendment No. 2 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated June 30, 2008 (incorporated by reference to Exhibit 4.45 to Amendment No. 6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on July 9, 2008).

4.45
Amendment No. 3 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated as of October 29, 2008 (incorporated by reference to Exhibit 4.54 to the Company’s Form 10-Q, filed November 7, 2008).

*4.46
Amendment No. 4 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated March 12, 2009.

4.47
Credit Agreement, dated as of July 17, 2007, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 4.37 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.48
Amendment No. 1 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated February 14, 2008 (incorporated by reference to Exhibit 4.46 to the Company’s Form 10-K filed March 31, 2008).

4.49
Amendment No. 2 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated June 30, 2008 (incorporated by reference to Exhibit 4.48 to Amendment No. 6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on July 9, 2008).

4.50
Amendment No. 3 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of October 29, 2008 (incorporated by reference to Exhibit 4.53 to the Company’s Form 10-Q, filed November 7, 2008).

*4.51
Amendment No. 4 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of March 12, 2009.

4.52
Amended and Restated Credit Agreement, dated as of July 17, 2007, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Steel Partners II, L.P. as lender (incorporated by reference to Exhibit 4.38 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2008).

*4.53
First Amendment to Amended and Restated Credit Agreement, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Steel Partners II, L.P. as lender, dated as of March 12, 2009.

4.54
Security Agreement, dated as of February 14, 2008, by and among H&H and certain of it subsidiaries and Ableco Finance LLC, as Agent (incorporated by reference to Exhibit 4.49 to the Company’s Form 10-K filed March 31, 2008).

10.1
Settlement and Release Agreement by and among Wheeling-Pittsburgh Steel Corporation (“WPSC”) and Wheeling-Pittsburgh Corporation (“WPC”), the Company and certain affiliates of WPSC, WPC and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed May 30, 2001).

10.2	Employment Agreement by and between H&H and Daniel P. Murphy, Jr., effective February 11, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 15, 2004).

10.3
Amendment to Employment Agreement by and among WHX, Handy & Harman and Daniel P. Murphy, dated as of February 20, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed March 31, 2008).

10.4	Acknowledgement and Release dated November 10, 2005, by and between H&H and Daniel P. Murphy, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 6, 2006).

10.5	Supplemental Executive Retirement Plan (as Amended and Restated as of January 1, 1998) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed December 27, 2006).

10.6
Agreement by and among the Pension Benefit Guaranty Corporation, WHX Corporation, Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and the United Steel Workers of America, AFL-CIO-CLC, dated as of July 31, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed December 27, 2006).

*10.7	2008 Bonus Plan of the Company.

*10.8	Amendment to 2008 Bonus Plan of the Company.

10.9	2007 Incentive Stock Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed May 25, 2007).

10.10
Settlement Agreement by and among WHX Corporation, Handy & Harman, and Pension Benefit Guaranty Corporation dated December 28, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed January 4, 2007).

10.11
Asset Purchase Agreement by and among Illinois Tool Works Inc., ITW Canada, OMG Roofing, Inc., and OMG, Inc., dated December 28, 2006 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 9, 2007).

10.12
Employment Agreement by and among WHX Corporation, Handy & Harman, and James McCabe dated as of February 1, 2007 (incorporated by reference to exhibit 10.14 to the Company’s Form 10-K filed May 21, 2007).

*10.13	Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 1, 2009.

*10.14	Second Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 4, 2009.

10.15	Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 28, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed March 31, 2008).

*10.16	Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 1, 2009.

*10.17	Second Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 4, 2009.

10.18	Employment Agreement by and among WHX Corporation and Peter T. Gelfman, dated as of April 7, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed May 15, 2008).

*10.19	Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 1, 2009.

*10.20	Second Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 4, 2009.

*10.21	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Glen Kassan.

*10.22	Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Glen Kassan.

*10.23	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Warren G. Lichtenstein.

*10.24	Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Warren G. Lichtenstein.

16	Letter from PricewaterhouseCoopers LLP, dated as of January 17, 2007 (incorporated by reference to Exhibit 16 to the Company’s Form 8-K filed January 23, 2007).

*21.1	Subsidiaries of Registrant.

*23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.

*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* - filed herewith.

(b)           Financial Statements and Schedules:

1.           Schedule I – Audited Financial Statements of WHX Corporation (Parent Only).   See pages F-1 to F-7.

2.           Schedule II – Valuation and Qualifying Accounts and Reserves.  See Page F-8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2009.

WHX CORPORATION

By:	/s/ Glen M. Kassan
	Name:	Glen M. Kassan
	Title:	Chief Executive Officer

POWER OF ATTORNEY

WHX Corporation and each of the undersigned do hereby appoint Glen M. Kassan and James F. McCabe, Jr., and each of them severally, its or his true and lawful attorney to execute on behalf of WHX Corporation and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/Warren G. Lichtenstein	March 31, 2009
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Glen M. Kassan	March 31, 2009
	Glen M. Kassan, Director and Chief Executive	Date
Officer (Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 31, 2009
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ John H. McNamara, Jr.	March 31, 2009
	John H. McNamara, Jr., Director	Date

By:	/s/ John J. Quicke	March 31, 2009
	John J. Quicke, Director	Date

By:	/s/ Louis Klein, Jr.	March 31, 2009
	Louis Klein, Jr., Director	Date

By:	/s/ Jack L. Howard	March 31, 2009
	Jack L. Howard, Director	Date

By:	/s/ Robert Frankfurt,	March 31, 2009
	Robert Frankfurt, Director	Date

By:	/s/ Garen W. Smith	March 31, 2009
	Garen W. Smith, Director	Date

Schedule I

WHX CORPORATION (PARENT ONLY)
Statements of Operations
	Year ended December 31,
	2008	2007
	(in thousands)

Cost and expenses:
Pension credit (expense)	$7,506	$4,963
Administrative and general expense	(5,846)	(6,750)
Subtotal	1,660	(1,787)

Interest expense - H&H subordinated notes	(1,124)	(551)
Interest on long-term debt - related party	(2,108)	(1,779)
Interest income	10	18
Equity in after tax earnings (losses) of subsidiaries	3,816	(16,721)
Other income - net	757	49
Income (loss) before taxes	3,011	(20,771)
Tax provision (benefit)	-	-
Net income (loss)	$3,011	$(20,771)

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION(PARENT ONLY)
Balance Sheets

	December 31,
ASSETS	2008	2007
	(in thousands)

Current assets:
Cash and cash equivalents	$4,725	$590
Other current assets	110	688
Total current assets	4,835	1,278

Investment in and advances to subsidiaries - net	116,827	(15,199)
	$121,662	$(13,921)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts Payable	$720	$758
Accrued interest - Handy & Harman	1,676	551
Accrued expenses	2,096	1,141
Total current liabilities	4,492	2,450

Notes payable to Handy & Harman	25,600	22,000
Accrued pension liability	133,477	14,395
Subordinated note - related party	-	16,779
	163,569	55,624
Commitments and contingencies

Stockholders’ (Deficit) Equity:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares
Common stock - $.01 par value; authorized 180,000 and 50,000 shares; issued and outstanding 12,179 and 1,000 shares in 2008 and 2007, respectively	122	100
Warrants	-	1,287
Accumulated other comprehensive loss	163,502	(32,559)
Additional paid-in capital	552,583	395,748
Accumulated deficit	(431,110)	(434,121)
Total stockholders’ deficit	(41,907)	(69,545)
	$121,662	$(13,921)

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
Statements of Cash Flows	Year ended December 31,
	2008	2007
	(in thousands)

Cash Flows From Operating Activities

Net income (loss)	$3,011	$(20,771)
Non cash income and expenses
Payment in kind interest - related party	-	1,779
Payment in kind interest - H&H	1,125	551
Equity in loss (income) of subsidiaries	(3,816)	16,721
Non cash stock-based compensation	553	1,612
Decrease/(increase) in working capital elements
Advances from affiliates	4,323	5,545
Pension payments-WHX plan	-	(21,600)
Other current	(6,600)	(5,349)

Net cash provided/(used) by operating activities	(1,404)	(21,512)

Cash Flows from Investing Activities
Investments in subsidiaries	(136,843)	(15,000)

Net cash provided/(used) by investing activities	(136,843)	(15,000)

Cash flows from Financing Activities
Notes payable - Handy & Harman	3,600	22,000
Long term debt - related party	(16,779)	15,000
Proceeds from rights offering	155,561	-
Net cash provided/(used) by financing activities	142,382	37,000

Increase/(decrease) in cash and cash equivalents	4,135	488

Cash and cash equivalents at beginning of period	590	102

Cash and cash equivalents at end of period	$4,725	$590

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

NOTES TO WHX PARENT ONLY FINANCIAL STATEMENTS

Note 1 – Background

Basis of Presentation:

The WHX Corporation (Parent Only) (“WHX”) financial statements include the accounts of all subsidiary companies accounted for under the equity method of accounting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  These WHX parent only financial statements are prepared on the same basis of accounting as the WHX consolidated financial statements, except that the WHX subsidiaries are accounted for under the equity method of accounting.  For a complete description of the accounting policies and other required GAAP disclosures, refer to the Company’s audited consolidated financial statements for the year ended December 31, 2008 contained in Item 8 of this Form 10-K (the “consolidated financial statements”).

WHX, the parent company, manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco Corporation (“Bairnco”).  Bairnco manages business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services.  The business units of H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, shall be referred to herein as the “Company”.

On November 24, 2008, the Company consummated a 1-for-10 Reverse Stock Split of its outstanding common stock.  Pursuant to the Reverse Stock Split, every ten (10) shares of common stock issued and outstanding at the time the split was effected were changed and reclassified into one (1) share of common stock immediately following the Reverse Stock Split.  The Reverse Stock Split affected all shares of common stock, stock options and rights of the Company outstanding at the effective time of the Reverse Stock Split.  The Reverse Stock Split did not change the proportionate equity interests of the Company’s stockholders, nor were the respective voting rights and other rights of stockholders altered, except due to immaterial differences because fractional shares were not issued and the number of shares of a holder was rounded up.  To enhance comparability, unless otherwise noted, all references to the Company’s common stock and per share amounts have been adjusted on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2007.

Management’s Plans and Liquidity:

WHX Corporation, the parent company

WHX has as its sole source of cash flow, distributions from its operating subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $7.0 million of which has been distributed.  H&H’s credit facilities are collateralized by substantially all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco, and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are collateralized by a first priority lien on all of the assets of Bairnco and its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”) and paying WHX administrative costs.  On September 12, 2007, WHX made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contribution under ERISA.  As a result of such accelerated contribution, there was no required contribution to the WHX Pension Plan in 2008.  The recent decline of stock prices across a significant cross-section of the United States stock market has resulted in an unfunded pension liability of the WHX Pension Plan of $134.0 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.2 million and $6.0 million, respectively.   Required future contributions are determined based upon and subject to changes, and assumptions as to future changes, in asset values on plan assets, discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be effected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

In recent years, the Company experienced liquidity issues.  On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its properties as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

Since WHX emerged from bankruptcy, there have been no dividends from H&H or Bairnco to WHX (due to covenant restrictions in their respective credit facilities) and WHX’s principal sources of cash flow have consisted of:

•	The issuance of $5.1 million in preferred stock by a newly created subsidiary in October 2005, which was invested in the equity of a public company (CoSine Communications Inc. (“CoSine”);

•
Partial payment by H&H of a subordinated debt to WHX of $9.0 million, which required the approval of the banks participating in the H&H credit facilities.  Subsequent to this transaction in 2006, the remaining intercompany loan balance of the subordinated debt of $44.2 million was converted to equity;

•	As permitted by the March 29, 2007 amendment and waiver to the H&H credit facilities, unsecured loans from H&H for certain required payments to the WHX Pension Plan;

•
As permitted by a March 12, 2009 amendment to the H&H credit facilities, an unsecured loan from H&H to WHX for other uses in the aggregate principal amount of up to approximately $12.0 million (initially amended on July 27, 2007 to be up to $7.0 million), subject to certain limitations, of which approximately $7.0 million has already been distributed;

•
A $15.0 million subordinated loan from SP II advanced on April 17, 2007 pursuant to the Subordinated Loan Agreement, which WHX used to fund a capital contribution to Bairnco to finance in part the Bairnco Acquisition;

•
As permitted by a September 10, 2007 amendment to the H&H credit facilities, an unsecured loan from H&H of $13.0 million which was used by WHX to make a payment to the WHX Pension Plan on September 12, 2007; and

•	Proceeds from the settlement of a fire loss claim at a plant of a subsidiary of the Company in the amounts of $0.8 million, $6.5 million and $0.8 million in 2006, 2007 and 2008, respectively.

As of December 31, 2008, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $4.8 million and current liabilities of approximately $2.8 million (excluding amounts owed to its subsidiaries). H&H is permitted to advance up to $5 million to WHX pursuant to the most recent amendment to H&H’s credit agreements, and Bairnco is permitted by its credit agreements to transfer up to $600,000 per year to WHX in payment of services rendered by WHX on its behalf.  Management expects that WHX will be able to fund its operations in the ordinary course over at least the next twelve months.

Rights Offering

On September 25, 2008, WHX completed a rights offering (the “Rights Offering”).  As a result of the Rights Offering the Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  Steel Partners (“SP II”) subscribed for 8,630,910 shares of the Company’s common stock for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SP II owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to SP II of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II. After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of certain wholly-owned subsidiaries of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date.

Other Obligations

Pension Plan

On December 20, 2006, the Internal Revenue Service (“IRS”) granted a conditional waiver of the minimum funding requirements for the WHX Pension Plan for the 2005 plan year in accordance with section 412 (d) of the Internal Revenue Code and section 303 of ERISA, which had not been paid by the Company due to liquidity issues.  On December 28, 2006, WHX, H&H, and the Pension Benefit Guaranty Corporation entered into a settlement agreement (the “PBGC Settlement Agreement”) in connection with the conditional waiver granted by the IRS of the minimum funding requirement for the 2005 plan year (the “IRS Waiver”) and certain other matters.  Payments made during 2006 and 2007 were $13.1 million and $21.6 million, respectively.  On September 12, 2007, the Company made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contributions under ERISA.  As a result of such accelerated contribution, there was no required minimum contribution to the WHX Pension Plan in 2008, and the Company believes that the full amount of the IRS Waiver has been repaid.

The recent decline of stock prices across a significant cross-section of the United States stock market has resulted in an unfunded pension liability of $134.0 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.2 million and $6.0 million, respectively.   Required future contributions are determined based upon and subject to changes, and assumptions as to future changes, in asset values on plan assets, discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be effected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

On February 28, 2008, the Company adopted an amendment to the WHX Pension Plan allowing certain Wheeling-Pittsburgh Steel Corporation participants to elect to receive, between March 1, 2008 and December 31, 2008, a single lump sum payment in lieu of all benefits otherwise payable under the WHX Pension Plan. The election was made available to more than 2,300 participants of the WHX Pension Plan, and was elected by almost 1,900 participants.  As a result, $125.4 million has been distributed to date and the program is now substantially complete.  There has been no material effect on the funded status of the WHX Pension Plan or on the estimated minimum funding requirements as a result of this program.

Note 2 – Investment in and Advances to Subsidiaries – Net

The following table details the investments in and advances to associated companies, accounted for under the equity method of accounting.

	December 31,
	2008	2007
	(in thousands)

Investment in:

Handy & Harman	$77,611	$(15,080)
Bairnco	34,825	1,288
WHX Aviation	(5)	(5)
WHX CS	4,396	(1,402)
Investment in and advances to subsidiaries - net	$116,827	$(15,199)

The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling approximately $6.0 million, (ii) repay Company indebtedness to SP II of approximately $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II. After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of certain wholly-owned subsidiaries of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date. Such debt repayments were accounted for as additional investments by WHX in its subsidiaries.

Note 3 – Equity in Earnings (Loss) of Subsidiaries

	Year ended December 31,
	2008	2007
	(in thousands)
Handy & Harman	$9,449	$(4,070)
Bairnco	(5,434)	(12,419)
WHX CS	(199)	(236)
Wheeling-Pittsburgh Capital Corporation	-	4
	$3,816	$(16,721)

Note 4 – Related Party Transactions

SP II is the beneficial holder of 9,133,890 shares of the Company’s common stock, representing approximately 75.0% of the outstanding shares.

In April of 2007, in connection with the Bairnco Acquisition, SP II extended to WHX a $15.0 million subordinated loan, which was unsecured at the WHX level, pursuant to a Subordinated Loan Agreement. Borrowings under the Subordinated Loan Agreement bore pay-in-kind interest at a rate per annum equal to the prime rate of JP Morgan Chase plus 7.75%, with a minimum interest rate of 16% per annum and a maximum interest rate of 19% per annum.  Obligations under the Subordinated Loan Agreement were guaranteed by Bairnco and certain of its subsidiaries and secured by a junior lien on the assets of Bairnco and certain of its subsidiaries and capital stock of certain of Bairnco’s subsidiaries. On September 25, 2008 WHX repaid the Subordinated Loan Agreement of $18.9 million, including pay-in-kind interest from the proceeds of the Rights Offering.

On various dates during 2008 and 2007, H&H made unsecured loans totaling $25.6 million to WHX, as permitted under H&H’s loan and security agreements, to make payments to the WHX Pension Plan and for other general business purposes.  These notes payable accrue interest at 5%.  As of December 31, 2008 and 2007, the outstanding balance of these notes payable was $25.6 million and $22.0 million, respectively. Interest payable to H&H as of December 31, 2008 and 2007 was $1.7 million and $0.6 million respectively.

WHX Corporation
Schedule II –Valuation and Qualifying Accounts and Reserves

	(in thousands)

	Balance at	Charged to	Additions/		Balance at
	Beginning	Costs and	(Deductions)		End of
Description	of Period	Expenses	Describe		of Period
Year ended December 31, 2008

Valuation allowance on state and local NOL's	5,198	(1,485)	(579	)(5)	3,134
Valuation allowance on federal NOL's	71,834	(3,185)	(1,026	)(1)	67,623
Valuation allowance on other net deferred tax assets	4,636	501	45,998	(2)	51,135
	81,668	(4,169)	44,393		121,892
Allowance for Doubtful Accounts Receivable	2,776	1,182	(781)		3,177
Total	84,444	(2,987)	43,612		125,069

Year ended December 31, 2007

Valuation allowance on state and local NOL's	5,198	-	-		5,198	(3)
Valuation allowance on federal NOL's	56,711	16,142	(1,019	)(1)	71,834
Valuation allowance on other net deferred tax assets	34,764	(20,872)	(9,256	)(4)	4,636
	96,673	(4,730)	(10,275)		81,668
Allowance for Doubtful Accounts Receivable	1,090	536	1,150		2,776
Total	97,763	(4,194)	(9,125)		84,444

(1)	Reduction of NOLs (and related valuation allowance) principally due to expiration of carryforward period.

(2)	Increase in valuation allowance relates principally to the change in deferred taxes associated with minimum pension liabilities recorded in other comprehensive income.

(3)	The increase in deferred tax assets for 2007 state and local NOLs was offset by write-offs of past NOLs related to operations closed or sold by the Company.

(4)
Decrease in valuation allowance relates principally to the change in deferred taxes associated with minimum pension liabilities recorded in other comprehensive income and acquisitions taking place during the year.

(5)	Write offs of past NOLs (and related valuation allowance) for states where the Company is no longer operating.

Index to Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	First Amended Chapter 11 Plan of Reorganization of the Company, dated June 8, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed July 28, 2005).

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

3.2
Amendment to Amended and Restated Certificate of Incorporation of WHX, dated September 17, 2008 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-154428, on October 17, 2008).

*3.3	Amendment to Amended and Restated Certificate of Incorporation of WHX, dated November 24, 2008.

3.4	Amended and Restated By Laws of WHX (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K, filed December 27, 2006).

3.5
Amendment to Article Four, Section 4.1 of the Amended and Restated Bylaws of WHX Corporation (incorporated by reference to Exhibit 3.4 to the Company’s current report on Form 8-K, filed November 10, 2008).

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

4.15
Amendment No. 14 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated July 20, 2007 (incorporated by reference to Exhibit 4.15 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2008).

4.16
Amendment No. 15 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated September 20, 2007 (incorporated by reference to exhibit 4.16 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2008).

4.17
Amendment No. 16 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated October 31, 2007 (incorporated by reference to Exhibit 4.17 to the Company’s Form 10-K filed March 31, 2008).

4.18
Amendment No. 17 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated January 11, 2008 (incorporated by reference to Exhibit 4.18 to the Company’s Form 10-K filed March 31, 2008).

4.19
Amendment No. 18 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated February 14, 2008 (incorporated by reference to Exhibit 4.19 to the Company’s Form 10-K filed March 31, 2008).

4.20
Amendment No. 19 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated February 14, 2008 (incorporated by reference to Exhibit 4.20 to the Company’s Form 10-K filed March 31, 2008).

4.21
Amendment No. 20 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated September 29, 2008 (incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-154428, on October 17, 2008).

4.22
Amendment No. 21 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated October 29, 2008 (incorporated by reference to Exhibit 4.56 to the Company’s Form 10-Q, filed November 7, 2008).

*4.23	Amendment No. 22 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated March 12, 2009.

4.24
Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Ableco Finance LLC, dated March 31, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed April 14, 2004).

4.25
Loan and Security Agreement Amendment by and among Handy & Harman, certain of its affiliates and Canpartners Investments IV, LLC, dated as of October 29, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed November 15, 2004).

4.26
Amendment No. 2 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Canpartners Investments IV, LLC, dated as of December 29, 2004 (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K filed December 27, 2006).

4.27
Amendment No. 3 and Waiver to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of December 29, 2005 (incorporated by reference to Exhibit 4.16 to the Company’s Form 10-K filed December 27, 2006).

4.28
Consent and Amendment No. 4 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of January 24, 2006 (incorporated by reference to Exhibit 4.17 to the Company’s Form 10-K filed December 27, 2006).

4.29
Amendment No. 5 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of March 31, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed April 6, 2006).

4.30
Amendment No. 6 to the Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of July 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed July 24, 2006).

4.31
Amendment No. 7 to the Loan and Security Agreement by and Among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Carpenters Investments IV, LLC, dated as of October 30, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed November 3, 2006).

4.32
Amendment No. 8 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated December 28, 2006 (incorporated by reference to Exhibit 99.1.5 to the Company’s Form 8-K filed January 4, 2007).

4.33
Amendment No. 9 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated December 28, 2006 (incorporated by reference to Exhibit 99.1.6 to the Company’s Form 8-K filed January 4, 2007).

4.34
Amendment No. 10 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated March 29, 2007 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed March 30, 2007).

4.35
Amendment No. 11 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated July 20, 2007 (incorporated by reference to Exhibit 4.29 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.36
Amendment No. 12 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated September 10, 2007 (incorporated by reference to Exhibit 4.30 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.37
Amendment No. 13 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated November 5, 2007 (incorporated by reference to Exhibit 4.35 to the Company’s Form 10-K filed March 31, 2008).

4.38
Amendment No. 14 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated February 14, 2008 (incorporated by reference to Exhibit 4.36 to the Company’s Form 10-K filed March 31, 2008).

4.39
Amendment No. 15 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated February 14, 2008 (incorporated by reference to Exhibit 4.37 to the Company’s Form 10-K filed March 31, 2008).

4.40
Amendment No. 16 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of October 29, 2008 (incorporated by reference to Exhibit 4.55 to the Company’s Form 10-Q, filed November 7, 2008).

*4.41	Amendment No. 17 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of March 12, 2009.

4.42
Credit Agreement, dated as of July 17, 2007, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder (incorporated by reference to Exhibit 4.36 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.43
Amendment No. 1 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated February 14, 2008 (incorporated by reference to Exhibit 4.44 to the Company’s Form 10-K filed March 31, 2008).

4.44
Amendment No. 2 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated June 30, 2008 (incorporated by reference to Exhibit 4.45 to Amendment No. 6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on July 9, 2008).

4.45
Amendment No. 3 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated as of October 29, 2008 (incorporated by reference to Exhibit 4.54 to the Company’s Form 10-Q, filed November 7, 2008).

*4.46
Amendment No. 4 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated March 12, 2009.

4.47
Credit Agreement, dated as of July 17, 2007, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 4.37 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.48
Amendment No. 1 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated February 14, 2008 (incorporated by reference to Exhibit 4.46 to the Company’s Form 10-K filed March 31, 2008).

4.49
Amendment No. 2 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated June 30, 2008 (incorporated by reference to Exhibit 4.48 to Amendment No. 6 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on July 9, 2008).

4.50
Amendment No. 3 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of October 29, 2008 (incorporated by reference to Exhibit 4.53 to the Company’s Form 10-Q, filed November 7, 2008).

*4.51
Amendment No. 4 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of March 12, 2009.

4.52
Amended and Restated Credit Agreement, dated as of July 17, 2007, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Steel Partners II, L.P. as lender (incorporated by reference to Exhibit 4.38 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2008).

*4.53
First Amendment to Amended and Restated Credit Agreement, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Steel Partners II, L.P. as lender, dated as of March 12, 2009.

4.54
Security Agreement, dated as of February 14, 2008, by and among H&H and certain of it subsidiaries and Ableco Finance LLC, as Agent (incorporated by reference to Exhibit 4.49 to the Company’s Form 10-K filed March 31, 2008).

10.1
Settlement and Release Agreement by and among Wheeling-Pittsburgh Steel Corporation (“WPSC”) and Wheeling-Pittsburgh Corporation (“WPC”), the Company and certain affiliates of WPSC, WPC and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed May 30, 2001).

10.2	Employment Agreement by and between H&H and Daniel P. Murphy, Jr., effective February 11, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed November 15, 2004).

10.3
Amendment to Employment Agreement by and among WHX, Handy & Harman and Daniel P. Murphy, dated as of February 20, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed March 31, 2008).

10.4	Acknowledgement and Release dated November 10, 2005, by and between H&H and Daniel P. Murphy, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 6, 2006).

10.5	Supplemental Executive Retirement Plan (as Amended and Restated as of January 1, 1998) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed December 27, 2006).

10.6
Agreement by and among the Pension Benefit Guaranty Corporation, WHX Corporation, Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and the United Steel Workers of America, AFL-CIO-CLC, dated as of July 31, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed December 27, 2006).

*10.7	2008 Bonus Plan of the Company.

*10.8	Amendment to 2008 Bonus Plan of the Company.

10.9	2007 Incentive Stock Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed May 25, 2007).

10.10
Settlement Agreement by and among WHX Corporation, Handy & Harman, and Pension Benefit Guaranty Corporation dated December 28, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed January 4, 2007).

10.11
Asset Purchase Agreement by and among Illinois Tool Works Inc., ITW Canada, OMG Roofing, Inc., and OMG, Inc., dated December 28, 2006 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 9, 2007).

10.12
Employment Agreement by and among WHX Corporation, Handy & Harman, and James McCabe dated as of February 1, 2007 (incorporated by reference to exhibit 10.14 to the Company’s Form 10-K filed May 21, 2007).

*10.13	Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 1, 2009.

*10.14	Second Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 4, 2009.

10.15	Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 28, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed March 31, 2008).

*10.16	Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 1, 2009.

*10.17	Second Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 4, 2009.

10.18	Employment Agreement by and among WHX Corporation and Peter T. Gelfman, dated as of April 7, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed May 15, 2008).

*10.19	Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 1, 2009.

*10.20	Second Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 4, 2009.

*10.21	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Glen Kassan.

*10.22	Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Glen Kassan.

*10.23	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Warren G. Lichtenstein.

*10.24	Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Warren G. Lichtenstein.

16	Letter from PricewaterhouseCoopers LLP, dated as of January 17, 2007 (incorporated by reference to Exhibit 16 to the Company’s Form 8-K filed January 23, 2007).

*21.1	Subsidiaries of Registrant.

*23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.

*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* - filed herewith.

Financial Statements and Schedules:

1.           Schedule I – Audited Financial Statements of WHX Corporation (Parent Only).   See pages F-1 to F-7.

2.           Schedule II – Valuation and Qualifying Accounts and Reserves.  See Page F-8