Form 10-K/A
period 2008-12-31
WHX CORP
filed 2009-04-27
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________

FORM 10-K/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2008 totaled approximately $7.5 million based on the then-closing stock price.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

On April 24, 2009, there were approximately 12,178,565 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of WHX Corporation (“WHX” or the “Company”) for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

There are no other changes to the Original Form 10-K other than those set forth below. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

______________________________________________

WHX CORPORATION

Annual Report on Form 10-K/A

For the Year Ended December 31, 2008

PAGE

PART III

Item 10.                 Directors and Executive Officers of the Company

Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years.  The directors of the Company are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  Our executive officers are appointed by the Board of Directors of the Company and serve until their successors have been duly appointed and qualified.  There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected.  No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board has adopted independence standards for directors that conform to the standards required by the NASDAQ Stock Market (“NASDAQ”) for listed companies.  Based on the Company’s director independence standards, the Board has affirmatively determined that Louis Klein, Jr., Garen W. Smith and Robert Frankfurt are independent.

Name	Age	All Offices with the Company	Director and/or Executive Officer Since
Warren G. Lichtenstein	43	Chairman of the Board of Directors	2005
Robert Frankfurt*	43	Director	2008
Peter T. Gelfman	45	General Counsel and Secretary	2008
Jack L. Howard	47	Director	2005
Glen M. Kassan	65	Vice Chairman of the Board of Directors and Chief Executive Officer	2005
Louis Klein, Jr.*	73	Director	2002
James F. McCabe, Jr.	46	Chief Financial Officer and Senior Vice President	2007
John H. McNamara, Jr.	45	Director	2008
John J. Quicke	59	Director and Vice President	2005
Garen W. Smith*	66	Director	2002
Jeffrey A. Svoboda	57	Senior Vice President of the Company and President and Chief Executive Officer of Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”).	2008

_______________

*	Member of the Compensation Committee and the Audit Committee

Business Background

The following is a summary of the business background and experience of each of the persons named above:

Warren G. Lichtenstein.  Chairman of the Board of Directors.

Warren G. Lichtenstein has served as Chairman of the Board of WHX since July 2005.  Mr. Lichtenstein is CEO of Steel Partners LLC (“Steel Partners”), a global management firm.  Steel Partners is the manager of Steel Partners II, L.P. (“SP II”), Steel Partners II Master Fund L.P. (“SP II Master”) and Steel Partners Holdings L.P. (“Steel Partners Holdings”).  Mr. Lichtenstein has been associated with Steel Partners and its affiliates since 1990. Steel Partners Holdings is a diversified holding company with interests in a variety of businesses, including industrial products, energy, aerospace and defense, banking, insurance and food and beverage.  Mr. Lichtenstein co-founded SP II in 1993. He is also a Co-Founder of Steel Partners Japan Strategic Fund (Offshore), L.P., a private investment partnership investing in Japan, and Steel Partners China Access I LP, a private equity partnership investing in China. Mr. Lichtenstein has been the Chairman of the Board, President and CEO of SP Acquisition Holdings, Inc. (“SP Acquisition”), a company formed for the purpose of acquiring one or more businesses or assets, since February 2007. Mr. Lichtenstein was a director (formerly Chairman of the Board) of SL Industries, Inc. (“SL Industries”), a designer and manufacturer of power electronics, power motion equipment, power protection equipment and teleprotection and specialized communication equipment, from January 2002 to May 2008 and served as CEO from February 2002 to August 2005. He has been a director of GenCorp. Inc., a manufacturer of aerospace and defense products and systems with a real estate business segment, since March 2008.  Mr. Lichtenstein served as a director of KT&G Corporation, South Korea’s largest tobacco company, from March 2006 to March 2008. He was a director (formerly Chairman of the Board) of United Industrial Corporation (“UIC”), a company principally focused on the design, production and support of defense systems, which was acquired by Textron Inc., from May 2001 to November 2007. He served as a director of the predecessor entity of Steel Partners Holdings from 1996 to June 2005, as Chairman and CEO from December 1997 to June 2005 and as President from December 1997 to December 2003. Age 43.

Robert Frankfurt.  Director.

Robert Frankfurt has been a director of WHX since November 2008.  Mr. Frankfurt is the founder of Myca Partners, Inc., an investment advisory services firm, and has served as its President since November 2006.  From February 2005 through December 2005, Mr. Frankfurt served as the Vice President of Sandell Asset Management Corp., a privately owned hedge fund.  From October 2002 through January 2005, Mr. Frankfurt was a private investor.  Mr. Frankfurt graduated from the Wharton School of Business at the University of Pennsylvania with a B.S. in Economics and received an M.B.A. from the Anderson Graduate School of Management at UCLA.  Age 43.

Peter T. Gelfman.  General Counsel and Secretary.

Peter T. Gelfman has been General Counsel and Secretary of the Company since April 2008.  From July 2005 through April 2008, Mr. Gelfman was employed by Rheem Manufacturing Company as Deputy General Counsel from July 2005 to June 2006 and served as the Vice President, Secretary and General Counsel from June 2006 to April 2008.  Previously, he served as a Senior Associate General Counsel for Sequa Corporation (“Sequa”), a diversified industrial company, from June 1999 through June 2005.  Mr. Gelfman served as a Senior Attorney for Westvaco Corporation, now Mead Westvaco, from June 1996 through June 1999.  Additionally, Mr. Gelfman served as an Assistant United States Attorney for the United States Attorney for the Southern District of New York, Criminal Division, from February 1992 through May 1996 and as a litigation associate with Cravath, Swaine & Moore from September 1989 through December 1991. Age 45.

Jack L. Howard.  Director.

Jack L. Howard has been a director of WHX since July 2005.  He is the President of Steel Partners and has been associated with Steel Partners and its affiliates since 1993.  Mr. Howard co-founded SP II in 1993.  He has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989.  Mr. Howard has served as the Chief Operating Officer of SP Acquisition since June 2007 and has served as its Secretary since February 2007.  He also served as a director of SP Acquisition from February 2007 to June 2007 and as its Vice-Chairman from February 2007 to August 2007.  He has served as a director (currently Chairman) of Adaptec, Inc. (“Adaptec”), a storage solutions provider, since December 2007.  Mr. Howard has served as Chairman of the Board of a predecessor entity of Steel Partners Holdings from June 2005 to December 2008, as a director from 1996 to December 2008 and as its Vice President from 1997 to December 2008.  From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of Steel Partners Holdings’s predecessor entity.  He has served as a director of NOVT Corporation (“NOVT”), a former developer of advanced medical treatments for coronary and vascular disease, since April 2006.  He has served as a director of CoSine Communications Inc., a former global telecommunications equipment supplier, since July 2005.  He served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc., a provider of database development and web site design and development services, from February 2004 to April 2007 and as Vice President from December 2001 to April 2007.  Age 47.

Glen M. Kassan.  Vice Chairman of the Board of Directors and Chief Executive Officer.

Glen M. Kassan has served as a director of the Company since July 2005 and as the Company’s Vice Chairman of the Board and Chief Executive Officer since October 2005.  He is a Managing Director and operating partner of Steel Partners and has been associated with Steel Partners and its affiliates since August 1999.  He served as the Vice President, Chief Financial Officer and Secretary of the predecessor entity of Steel Partners Holdings from June 2000 to April 2007.  He has served as a director of SL Industries since January 2002, its Chairman of the Board since May 2008, its Vice Chairman of the Board from August 2005 to May 2008 and its President from February 2002 to August 2005.  He was a director of UIC from October 2002 to November 2007.  Age 65.

Louis Klein, Jr.  Director.

Louis Klein, Jr. has served as a director of WHX since 2002.  He has served as trustee of Manville Personal Injury Settlement Trust from 1991 through 2007, trustee of WT Mutual Fund and WT Investment Trust I (Wilmington Trust) since 1998 and trustee of the CRM Mutual Fund since 2005.  He has also served as a director of Bulwark Corporation, a private company engaged in real estate investment, from 1998 through June 2008. Age 73.

James F. McCabe, Jr.  Chief Financial Officer and Senior Vice President.

James F. McCabe, Jr. has been Senior Vice President of each of the Company and H&H since March 2007 and Chief Financial Officer of the Company since August 2008.  From 2004 to 2007, Mr. McCabe served as Vice President of Finance and Treasurer, NE Region, of American Water, a water utility and subsidiary of RWE AG.  From 1991 to 2003, at Teleflex Incorporated, a diversified industrial company, he served as President of Teleflex Aerospace Group from 2002 to 2003, which manufactures and services turbine components and aircraft cargo systems, President of Sermatech International, an engineered coatings business from 2001 to 2002, and as its Chief Operating Officer from 2000 to 2001.  Age 46.

John H. McNamara, Jr.  Director.

John H. McNamara, Jr. has served as a director of WHX since February 2008.  He is a Managing Director and investment professional of Steel Partners and has been associated with Steel Partners and its affiliates since May 2006.  He serves as a director of SL Industries and Fox & Hound Restaurant Group, an owner and operator of entertainment restaurants.  Mr. McNamara also served as a director of the predecessor entity of Steel Partners Holdings from April 2008 to December 2008, and was its Chief Executive Officer from June 2008 to December 2008.  Prior to working at Steel Partners, Mr. McNamara was a Managing Director and Partner at Imperial Capital LLC, an investment banking firm, which he joined in 1995.  As a member of its Corporate Finance Group he provided advisory services for middle market companies in the areas of mergers and acquisitions, restructurings and financings.  Mr. McNamara began his career at Bay Banks, Inc., a commercial bank, where he served in lending and work-out capacities. Age 45.

John J. Quicke.  Director and Vice President.

John J. Quicke has served as a director of WHX since July 2005 and as a Vice President of WHX since October 2005.  Mr. Quicke served as the President and Chief Executive Officer of Bairnco from April 2007 to December 2008.  He is a Managing Director and operating partner of Steel Partners.  Mr. Quicke has been associated with Steel Partners and its affiliates since September 2005.  He has served as a director of Rowan Companies, Inc., a contract drilling company, since January 2009.  He has served as a director of Adaptec since December 2007.  He has served as Chairman of the Board of Collins Industries, Inc. (“Collins”), a subsidiary of BNS Holdings, Inc., a manufacturer of school busses, ambulances and terminal trucks, since November 2008 and as a director of Collins since October 2006.  He served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008.  Mr. Quicke served as Chairman of the Board of NOVT from April 2006 to January 2008, and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006.  Mr. Quicke also served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from October 2006 to June 2007.  He served as a director, President and Chief Operating Officer of Sequa from 1993 to March 2004, and as Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005.  As Vice Chairman and Executive Officer of Sequa, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company.  From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to SP II and explored other business opportunities. Mr. Quicke is a Certified Public Accountant and a member of the AICPA.  Age 59.

Garen W. Smith.  Director.

Garen W. Smith has served as a director of WHX since 2002.  He was Chairman of the Board of H&H from 2003 through September 2005.  Mr. Smith was Vice President, Secretary and Treasurer of Abundance Corp., a consulting company that provided services to the Company, from 2002 to February 2005.  In addition, he was President and Chief Executive Officer of Unimast Incorporated from 1991 to 2002.  Mr. Smith also serves as a director of Phillips Manufacturing Company.  Age 66.

Jeffrey A. Svoboda.  Senior Vice President of the Company and President and Chief Executive Officer of H&H and Bairnco.

Jeffrey A. Svoboda has been President and Chief Executive Officer of H&H since January 2008, President and Chief Executive Officer of Bairnco since January 2009 and a Senior Vice President of the Company since March 2009.  Mr. Svoboda has previously served as the Group Executive and Corporate Vice President of Danaher Corporation from 2001 through 2007. Age 57.

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

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended December 31, 2008, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing requirements except for the following reports that were inadvertently reported late: (1) Jeffrey A Svoboda failed to file one timely report on Form 4 required by section 16(a), (2) John H. McNamara, Jr., failed to file one timely report on Form 3 required by section 16(a) and (3) Robert Frankfurt failed to file one timely report on Form 3 required by section 16(a).

Code of Ethics

The Company has adopted a code of conduct and ethics (the “Code of Conduct and Ethics”) that applies to all of its directors, officers and employees.  The Code of Conduct and Ethics is reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Conduct and Ethics to appropriate persons identified in the Code of Conduct and Ethics, and (v) accountability for adherence to the Code of Conduct and Ethics. The Code of Conduct and Ethics is available on the Company’s website at www.whxcorp.com.  Amendments to the Code of Conduct and Ethics and any grant of a waiver from a provision of the Code of Conduct and Ethics requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.whxcorp.com.

Audit Committee

The Company has a separately standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act.  The Audit Committee has a charter, a current copy of which is available on the Company’s website, www.whxcorp.com.  The members of the Audit Committee are Louis Klein, Jr., Garen W. Smith and Robert Frankfurt.  Each of Messrs. Klein, Smith and Frankfurt are non-employee members of the Board.  After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the Company that might affect their independence from the Company, the Board has determined that (1) all current Audit Committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, (2) all current Audit Committee members are financially literate, and (3) Mr. Klein qualifies as an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act.  The Audit Committee met 9 times and took action by unanimous written consent 1 time during the fiscal year ended December 31, 2008.

Item 11.                 Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following type of executive officers for each of the Company’s last two completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2008; (ii) the Company’s two most highly compensated executive officers, other than the chief executive, who were serving as executive officers at the end of the fiscal year ended December 31, 2008; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2008 (of which there was one). We refer to these individuals collectively as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
(a)	(b)	(c)	(d)	(f)(1)	(h)	(i)	(j)
Glen M. Kassan Chief Executive Officer	2008	600,000	--	--	--	28,322(2)	628,322
	2007	600,000	100,000	--	--	100,208(3)	800,208
James F. McCabe, Jr. Chief Financial Officer and Senior Vice President	2008	310,615	166,257	47,304	--	65,209(4)	589,385
	2007	244,615	100,000	117,197	--	42,686(4)	504,498

Jeffrey A. Svoboda Senior Vice President of WHX and President and Chief Executive Officer of H&H and Bairnco(5)	2008	451,923	356,524	74,053	--	31,207(6)	913,707
	2007	--	--	--	--	--	--
Daniel P. Murphy, Jr. Senior Vice President of Corporate Development (7)	2008	294,266	--	49,188	--	970,229(8)	1,313,683
	2007	467,692	140,000	234,395	--	46,080(9)	888,167

_____________

(1)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)”).  Assumptions used in the calculation of these amounts are included in Note 14 to the Company’s Consolidated Financial Statements filed with the Original Form 10-K.  As of December 31, 2008, option awards had an exercise price of $90.00 per share, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to reflect a 1-for-10 reverse stock split of its outstanding common stock effected on November 24, 2008 (the “Reverse Stock Split”).  The stock price of WHX’s common stock as of December 31, 2008 was $8.00.

(2)
Consists of payments for life insurance and discretionary 401(k) payments.  In 2008, the amount recognized as compensation expense for financial statement reporting purposes for the fiscal year in accordance with SFAS No. 123(R) for the “Arrangement” (defined below) was zero.

(3)
Includes payments for life insurance, discretionary 401(k) payments, and the amount recognized as compensation expense for financial statement reporting purposes for the fiscal year in accordance with SFAS No. 123(R) for the Arrangement.

(4)	Includes payments for life insurance, car allowance, temporary living allowance, and 401(k) matching and discretionary payments.

(5)	As Mr. Svoboda’s employment did not commence until January 28, 2008, Mr. Svoboda was not a named executive officer of the Company for the fiscal year ended December 31, 2007.

(6)	Includes payments for life insurance, car allowance, compensation for relocation, and 401(k) matching and discretionary payments.

(7)	Mr. Murphy resigned from his executive officer position and as a director of WHX effective July 11, 2008.

(8)
Includes payments for reimbursement of financial services, life insurance, car allowance, supplemental healthcare, 401(k) matching and discretionary payments as well as a one-time severance payment of $940,000 pursuant to the terms of Mr. Murphy’s employment agreement.  See “—Separation Agreement” for further discussion of the severance provisions of Mr. Murphy’s employment agreement.

(9)	Includes payments for reimbursement of financial services, life insurance, car allowance, club dues, 401(k) matching and discretionary payments.

Narrative Disclosure to Summary Compensation Table

The compensation paid to the named executive officers includes salary, stock options, and non-equity incentive compensation.  In addition, each named executive officer is eligible to receive contributions to his or her 401(k) plan under our matching contribution program.

In 2008 and 2007, salaries and bonuses accounted for approximately 95% and 87%, respectively, of total compensation for our principal executive officer and 56% and 68%, respectively, on average for our other named executive officers.

On January 4, 2009, the Company implemented 5% salary reductions to annual salaries over $40,000 for all salaried employees, including all of the Company’s named executive officers, in furtherance of the Company’s ongoing efforts to lower its operating costs.  The Company also suspended its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement, including its named executive officers. While management believes that the Company has been performing well, the Company took these steps to minimize the potential impact of the downturn in the global economy.

On July 6, 2007, the Compensation Committee of the Board of the Company adopted certain arrangements (the “Arrangements”) for each of Warren G. Lichtenstein, the Chairman of the Board of the Company and Chief Executive Officer of Steel Partners, the manager of SP II Master, Steel Partners Holdings and SP II, and Glen Kassan, the Chief Executive Officer and Vice Chairman of the Board of the Company and Managing Director and operating partner of Steel Partners, to provide incentives for Messrs. Lichtenstein and Kassan.  The Arrangements provide, among other things, for each of Messrs. Lichtenstein and Kassan to receive a bonus equal to 10,000 multiplied by the difference of the market value of the Company’s stock price and $90.00, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to reflect the Reverse Stock Split.  The Arrangements are not based on specified targets or objectives other than the Company’s stock price.  The bonus is payable upon the sending of a notice by Mr. Lichtenstein or Mr. Kassan, respectively.  The notice can be sent with respect to 75% of the bonus immediately, and with respect to the remainder, at any time after July 6, 2009.  The Arrangements terminate July 6, 2015, to the extent not previously received.  Effective January 1, 2009, certain technical amendments were made to the Arrangements for the purpose of bringing the Arrangements into compliance with the applicable provisions of Section 409A of the Internal Revenue Code and the regulations and interpretive guidance issued thereunder (“Section 409A”).

Bonus Plan.  On February 29, 2008, the Compensation Committee of the Board of Directors of the Company formally adopted the 2008 Bonus Plan (the “Bonus Plan”) to provide incentives to officers and members of management of the Company and its subsidiaries, including certain of the Company’s executive officers, in the form of cash bonus payments for achieving certain performance goals established for them.  Participants in the Bonus Plan who are named executive officers of the Company include Daniel P. Murphy, Jr., former Senior Vice President of Corporate Development, James F. McCabe, Jr., Chief Financial Officer and a Senior Vice President of the Company, and Jeffrey A. Svoboda, a Senior Vice President of the Company and the President and Chief Executive Officer of each of Bairnco and H&H.

The Bonus Plan includes two components.  The first component is the Short Term Incentive Plan (“STIP”), and the second component is a Long Term Incentive Plan (“LTIP”).  The structure of the Bonus Plan is designed to provide short-term incentives to participants for achieving annual targets, while also motivating and rewarding eligible participants for achieving longer term growth goals.

Short Term Incentive Plan.  The Compensation Committee has established two components for the STIP, a return on invested capital (“ROIC”) based component and a component based on the achievement of pre-determined individual objectives.  The ROIC component is calculated by dividing pre-bonus earnings before interest, taxes, depreciation and amortization (“PBEBITDA”) by average invested capital (“AIC”).  The component based on the achievement of individual objectives is based on personal objectives set by the President, Chief Executive Officer of H&H and the Board of Directors of WHX for each individual.  Based on the determination of the objectives under the two components, the maximum percentage of base salary that may be earned by the participants ranges from 35% to 70%.  STIP bonuses earned will be paid annually.  No STIP bonus will be paid if either component is below a predetermined threshold.

Long Term Incentive Plan.  The LTIP component of the Bonus Plan is based on a combination of the achievement of certain sales targets and ROIC targets over the three fiscal years beginning in 2008.  The sales target is based on the combined budgeted sales for 2008, 2009, and 2010.  The ROIC is calculated using total PBEBITDA for the three year cycle and the AIC for these 3 years.  Based on the determination of these objectives, the maximum percentage of base salary that may be earned by the participants ranges from 15% to 30%.  LTIP bonuses earned will be paid following the conclusion of the 2010 fiscal year.  A bonus payout under the LTIP will not occur if either the ROIC or sales component is below 80% of the respective target.

Under the Bonus Plan, the target percentage of base salary (as base salary is defined in his employment agreement) that may be earned by the President and Chief Executive Officer of H&H and Bairnco and Senior Vice President of the Company, Jeffrey A. Svoboda, is 100% and the target percentage of base salary that may be earned by each of the Chief Financial Officer and Senior Vice President, James F. McCabe, Jr., and the General Counsel and Secretary, Peter T. Gelfman, is 75%.

Grant of Options

On July 6, 2007, options were granted pursuant to WHX Corporation’s 2007 Incentive Stock Plan as follows: (i) 100,000 options were granted to Daniel P. Murphy, Jr., who resigned from the Company effective July 11, 2008, and (ii) 50,000 options were granted to James F. McCabe, Jr.  The options had an exercise price of $9.00 per share and are exercisable in installments as follows: half of the options granted were exercisable immediately, one-quarter of the options granted became exercisable on July 7, 2008 and the balance become exercisable on July 6, 2009.  The options will expire on July 6, 2015.  The options held by Mr. Murphy expired upon the termination of his employment with the Company in accordance with the terms of the plan.  On January 28, 2008, 100,000 options were granted to Jeffrey A. Svoboda pursuant to WHX Corporation’s 2007 Incentive Stock Plan.  The options had an exercise price of $9.00 per share and are exercisable in installments as follows: one-third of the options granted were exercisable immediately, one-third of the options granted became exercisable on January 28, 2009 and the balance become exercisable on January 28, 2010.  On April 7, 2008, 50,000 options were granted to Peter T. Gelfman subject to the terms and conditions of WHX Corporation’s 2007 Incentive Stock Plan.  The options had an exercise price of $9.00 per share and are exercisable in installments as follows: one-third of the options granted were exercisable immediately, one-third of the options granted become exercisable on April 7, 2009 and the balance become exercisable on April 7, 2010.  Effective November 24, 2008, any unexercised options then outstanding to purchase shares of common stock were adjusted pursuant to the terms of the 2007 Incentive Stock Plan to give effect to the Reverse Stock Split by reducing the number of share issuable thereunder to one-tenth (1/10) and by increasing the exercise price to purchase one share of common stock under any such option by a multiple of ten (10).

Employment Agreements

Peter T. Gelfman.  Effective April 7, 2008, Peter T. Gelfman entered into an employment agreement, pursuant to which Mr. Gelfman agreed to become the General Counsel and Secretary of the Company.  His employment agreement provides for an initial one year term, which will automatically extend for successive one year periods unless earlier terminated pursuant to its terms.  His employment agreement provides, among other things, for (i) an annual salary of $300,000, (ii) an annual bonus with a target of 75% of base salary under the Company’s STIP and LTIP; (iii) for a grant of an option to purchase 50,000 shares of the Company’s common stock pursuant to the terms and conditions of the Company’s 2007 Incentive Stock Plan at an exercise price equal to $9.00, one third of which vested on the grant date, one third of which will vest on the first anniversary of the grant date, and the final one third of which will vest on the second anniversary of the grant date; and (iv) other benefits.  As discussed above, effective November 24, 2008, the outstanding option to purchase shares of the Company’s common stock granted pursuant to Mr. Gelfman’s employment agreement was adjusted pursuant to the 2007 Incentive Stock Plan to reflect the Reverse Stock Split by reducing the number of shares issuable thereunder to 5,000 and by increasing the exercise price of such option to $90.00 per share.  Effective January 4, 2009, the Company amended its employment agreement with Mr. Gelfman to permit the reduction of the annual salary payable thereunder by 5% in accordance with the company-wide salary reductions.  Certain technical amendments were also made to Mr. Gelfman’s employment agreement, effective January 1, 2009, for the purpose of bringing the severance payment provisions of the employment agreement into compliance with the applicable provisions of Section 409A.

Glen M. Kassan.  Glen M. Kassan was appointed Chief Executive Officer on October 7, 2005.  In 2006, the Compensation Committee approved a salary of $600,000 per annum for Mr. Kassan effective January 1, 2006.  There is no employment agreement between the Company and Mr. Kassan regarding Mr. Kassan’s employment with the Company.  Mr. Kassan received a bonus of $100,000 in May 2008 on account of his performance in 2007.  Mr. Kassan has voluntarily deferred his annual salary (net of the 5% company-wide salary reduction), effective for the fiscal year beginning January 1, 2009.

James F. McCabe, Jr.  On February 1, 2007, James F. McCabe, Jr. entered into a one-year employment agreement with each of the Company and H&H, effective on March 1, 2007, and which, by the terms of the employment agreement, will automatically extend for successive one-year periods unless earlier terminated pursuant to its terms.  The employment agreement provides for an annual salary of no less than $300,000 and an annual bonus to be awarded at the Company’s sole discretion, provided that McCabe’s bonus for 2007 was not to be less than $100,000 as long as his employment had not been terminated for cause and as long as he had not voluntarily terminated his employment prior to April 1, 2008.  In addition, the employment agreement provides for the grant of options to purchase 50,000 shares of the Company’s common stock upon the Company’s adoption of a stock option plan and registration of underlying shares by September 30, 2007, or alternatively 50,000 “phantom” options in lieu of such options if such a plan has not been adopted by such date.  The Company satisfied this obligation by granting Mr. McCabe an option to purchase 50,000 shares of the Company’s common stock options on July 6, 2007 at an exercise price equal to $9.00, half of which were exercisable immediately, one-quarter of which became exercisable on July 7, 2008 and the balance of which become exercisable on July 6, 2009.  As discussed above, effective November 24, 2008, the outstanding option to purchase shares of the Company’s common stock granted pursuant to Mr. McCabe’s employment agreement was adjusted pursuant to the 2007 Incentive Stock Plan to reflect the Reverse Stock Split by reducing the number of shares issuable thereunder to 5,000 and by increasing the exercise price of such option to $90.00 per share.

In addition, pursuant to Mr. McCabe’s employment agreement, he is entitled to four weeks paid vacation, health insurance coverage (if and to the extent provided to all other employees of the Company), a car allowance of $600 per month, and life insurance, disability insurance and 401(k) benefits, if and to the extent provided to executives of either WHX or H&H.  Mr. McCabe was also entitled to a temporary living allowance of $3,400 per month through February 2009 under his employment agreement, and thereafter is receiving a monthly living allowance of up to $4,000 per month.  Effective January 4, 2009, the Company amended its employment agreement with Mr. McCabe to permit the reduction of the annual salary payable thereunder by 5% in accordance with the company-wide salary reductions.  Certain technical amendments were also made to Mr. McCabe’s employment agreement, effective January 1, 2009, for the purpose of bringing the severance payment provisions of the employment agreement into compliance with the applicable provisions of Section 409A.

Jeffrey A. Svoboda.  Effective January 28, 2008, Jeffrey A. Svoboda entered into an employment agreement, pursuant to which Mr. Svoboda agreed to become the President and Chief Executive Officer of H&H.  Mr. Svoboda was also appointed by the Board of the Company to serve as the President and Chief Executive Officer of Bairnco, effective January 1, 2009, and as a Senior Vice President of the Company, effective March 1, 2009.  His employment agreement provides for an initial two-year term, which will automatically extend for successive one-year periods unless earlier terminated pursuant to its terms.  The employment agreement also provides to Mr. Svoboda, among other things, (i) an annual salary of $500,000, (ii) an annual bonus with a target of 100% of base salary under the Company’s STIP and LTIP (as base salary is defined in his employment agreement); (iii) a grant of 100,000 options to purchase shares of the Company’s common stock pursuant to the terms and conditions of the Company’s 2007 Incentive Stock Plan at an exercise price equal to $9.00, one-third of which vested on the grant date, one-third of which vested on the first anniversary of the grant date, and the final one-third of which will vest on the second anniversary of the grant date; and (iv) other benefits.  As discussed above, effective November 24, 2008, the outstanding option to purchase shares of the Company’s common stock granted pursuant to Mr. Svoboda’s employment agreement was adjusted pursuant to the 2007 Incentive Stock Plan to reflect the Reverse Stock Split by reducing the number of shares issuable thereunder to 10,000 and by increasing the exercise price of such option to $90.00 per share.  Effective January 4, 2009, the Company amended its employment agreement with Mr. Svoboda to permit the reduction of the annual salary payable thereunder by 5% in accordance with the company-wide salary reductions.  Certain technical amendments were also made to Mr. Svoboda’s employment agreement, effective January 1, 2009, for the purpose of bringing the severance payment provisions of the employment agreement into compliance with the applicable provisions of Section 409A.

As Mr. Svoboda’s employment did not commence until January 28, 2008, Mr. Svoboda was not a named executive officer of the Company for the fiscal year ended December 31, 2007.

See “— Potential Payments upon Termination or Change in Control” for further discussion on termination, retirement and change-in-control provisions of the employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards held by the named executive officers as of December 31, 2008.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)(1)	(c) (1)	(e) (1)	(f)
Glen M. Kassan Chief Executive Officer	--	--	--	--
James F. McCabe, Jr. Chief Financial Officer and Senior Vice President	3,750	1,250(2)	$ 90.00	July 6, 2015
Jeffrey A. Svoboda Senior Vice President of WHX and President and Chief Executive Officer of H&H and Bairnco	6,667	3,333(3)	$ 90.00	January 28, 2016
Daniel P. Murphy, Jr. Senior Vice President of Corporate Development(4)	--	--	--	--

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

(2)	The options vest as follows: one-half of the options granted were exercisable immediately, one-quarter became exercisable on July 7, 2008 and the balance becomes exercisable on July 6, 2009.

(3)
The options vest as follows: one-third of the options granted were exercisable immediately, one-third of the options granted became exercisable on January 28, 2009 and the balance becomes exercisable on January 28, 2010.

(4)	All unexercised options granted to Mr. Murphy expired upon his resignation from his executive officer position with the Company, effective July 11, 2008.

Pension Benefits

The WHX Pension Plan, a defined benefit plan, provides benefits to certain current and former employees of the Company and its current and former subsidiaries, H&H, Bairnco and Wheeling-Pittsburgh Corporation.

In 2005, the WHX Pension Plan was amended to freeze benefit accruals for all hourly non-bargained and salaried H&H plan participants and to close the Plan to future entrants.  The only participants who continue to receive benefit accruals are approximately 260 active employees who are covered by collective bargaining agreements.  In 2008, two Bairnco qualified pension plans for which the accrual of future benefits had been frozen in 2006 were merged into the WHX Pension Plan.

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

The WHX Pension Plan provided benefits to one of the named executive officers, Mr. Murphy.  For purposes of H&H salaried participants, such as Mr. Murphy, “compensation” includes base salary earned prior to December 31, 2005.  The WHX Pension Plan does not include any amount payable as a bonus, commission, overtime premium, shift differential, reward, prize or any type of compensation other than regular fixed salary or wage.  The annual limit on compensation has been adjusted in accordance with the Internal Revenue Code, Section 401(a)(17)(B) which allowed for maximum compensation of $210,000 in plan year 2005, earnings in years thereafter are not included in the calculation of benefits under the WHX Pension Plan.  Prior to January 1, 2006, certain H&H executives, including Mr. Murphy, earned benefits under the H&H Supplemental Executive Retirement Plan (the “SERP”).  The SERP restored benefits lost due to the 401(a)(17) compensation limit and included into the definition of compensation, 25% of annual Management Incentive Plan awards.  Mr. Murphy resigned from his executive officer position with the Company, effective July 11, 2008, and will be entitled to receive the vested portion of his benefits as provided under the terms of the WHX Pension Plan and the SERP.

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

We are not aware of any pension payments made during 2008 or 2007 for any of the Company’s named executive officers.  The valuation method and material assumptions applied in quantifying the present value of accumulated benefit are set forth in Note 6 to the Company’s 2008 Consolidated Financial Statements.

Potential Payments Upon Termination or a Change in Control

Peter T. Gelfman.  In the event that the Company terminates Mr. Gelfman’s employment agreement without cause or gives notice not to extend the term of the employment agreement, the Company will pay to Mr. Gelfman, as aggregate compensation, (i) a lump-sum cash payment equal to one (1) year of the greater of his then current annual base salary and his base salary as of December 31, 2008, (ii) the continuation of certain health-related benefits for up to a 12 month period following termination and (iii) any bonus payment that he is entitled to pursuant to any bonus plans as are then-in-effect.  Mr. Gelfman will also receive the same compensation set forth in the preceding sentence if he terminates the employment agreement due to the material diminution of duties or the Company relocates more than 50 miles from White Plains, NY, as more specifically described in the employment agreement.

James F. McCabe, Jr.  In the event that the Company terminates Mr. McCabe’s employment agreement without cause or gives notice not to extend the term of the employment agreement, the Company will pay to Mr. McCabe, as aggregate compensation, (i) a lump-sum cash payment equal to one (1) year of the greater of his then current annual base salary and his base salary as of December 31, 2008, (ii) the continuation of certain health-related benefits for up to a 12 month period following termination, (iii) any bonus payment that he is entitled to pursuant to any bonus plans as are then-in-effect and (iv) a car allowance for a one year period after termination.  Mr. McCabe will also receive the same compensation set forth in the preceding sentence if he terminates the employment agreement due to the material diminution of duties or the Company relocates more than 50 miles from the Company’s headquarters, as more specifically described in the employment agreement.

Jeffrey A. Svoboda.  In the event that H&H terminates Mr. Svoboda’s employment agreement without cause or gives notice not to extend the term of the employment agreement, H&H will pay to Mr. Svoboda, as aggregate compensation, (i) a lump-sum cash payment equal to the greater of the balance of his base salary due for the remaining term of his contract (as base salary is defined in his employment agreement), or, one (1) year of his then current annual base salary, (ii) the continuation of certain health-related benefits and (iii) a bonus payment equal to the cash portion of the most recent bonus paid to Mr. Svoboda.  Mr. Svoboda will also receive the same compensation set forth in the preceding sentence if he terminates the employment agreement due to the material diminution of duties or H&H relocates more than 50 miles from White Plains, NY, as more specifically described in the employment agreement.

Separation Agreement

On June 20, 2008, Mr. Murphy notified the Company that he would be exercising his right to terminate his position as Senior Vice President of Corporate Development of the Company, pursuant to the terms of his employment agreement, as amended.  Effective July 11, 2008, Mr. Murphy resigned from the Company.  On January 16, 2009, Mr. Murphy received a severance payment equal to his current annual base salary for two years, or $940,000 in total, pursuant to the terms of his employment agreement, as amended.

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each director who served on our board of directors during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Robert Frankfurt (4)	3,429	--	--	3,429
Jack L. Howard	--	--	--	--
Glen M. Kassan	--	--	--	--
Louis Klein, Jr.	62,651	9,461(1)(2)	--	72,112
Warren G. Lichtenstein	--	--	--	--
John H. McNamara, Jr.	--	--	--	--
Daniel P. Murphy, Jr. (5)	--	--	--	--
John J. Quicke	--	--	--	--
Joshua E. Schechter (6)	--	--	--	--
Garen W. Smith	62,651	9,461(1)(2)	--	72,112(3)

(1)
Option awards consist of 1,000 options, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to reflect the Reverse Stock Split, issued to each of Messrs. Klein and Smith on July 6, 2007 that are exercisable as follows: one-half of the options granted were exercisable immediately, one-fourth of the options granted became exercisable on July 7, 2008 and the balance becomes exercisable on July 6, 2009.

(2)
Amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year in accordance with SFAS No. 123(R).  Assumptions used in the calculation of these amounts are included in Note 14 to the Company’s Consolidated Financial Statements filed with the Original Form 10-K.

(3)
In addition, Mr. Smith and his wife also receive medical benefits pursuant to an agreement entered into as of June 19, 2002 by and between the Company, Unimast Incorporated (“Unimast”) and Mr. Smith in connection with the sale by the Company of Unimast, its wholly-owned subsidiary, and the termination of Mr. Smith’s employment as President and Chief Executive Officer of Unimast.

(4)
Mr. Frankfurt was elected as a director of the Company by the existing members of the Board of Directors of the Company on November 29, 2008 to fill a vacancy created when the Board of Directors of the Company increased the number of authorized directors from seven (7) to eight (8).

(5)	Mr. Murphy resigned from his position as a director of the Company, effective July 11, 2008.

(6)	Mr. Schechter resigned from his position as a director of the Company, effective February 5, 2008.

Effective January 1, 2009, our Board of Directors adopted the following compensation schedule for non-affiliated directors, which reduced the fees for non-affiliate directors by 5% as compared to the prior year in furtherance of the Company’s ongoing efforts to lower its operating costs:

Annual Retainer for Directors:	$23,750
Board Meeting Fee:	$1,425
Annual Retainer for Committee Chair (other than Audit Committee Chair):	$4,750
Committee Meeting Fee (other than for Audit Committee):	$950
Annual Retainer for Audit Committee Members:	$4,750
Annual Retainer for Audit Committee Chair:	$9,500

On January 1, 2009, the Compensation Committee of the Board of the Company authorized an additional payment in the amount of $12,500 to each of Messrs. Klein and Smith in recognition of their service on special committees of the Board during 2008.  These payments were made in February 2009.

Mr. Quicke was awarded a bonus of $250,000 under the Bonus Plan with respect to his services as a Vice President of the Company in 2008.

In addition, in July 2007, Messrs. Smith and Klein received options to acquire 1,000 shares of the Company’s common stock at an exercise price of $90.00 per share, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to reflect the Reverse Stock Split.  Half of the shares were immediately exercisable, one-quarter were exercisable on the first anniversary of the date of grant and the balance is exercisable on the second anniversary of the grant date.

On July 6, 2007, the Compensation Committee of the Board of the Company adopted the Arrangements for each of Warren G. Lichtenstein, the Chairman of the Board of the Company and Chief Executive Officer of Steel Partners, the manager of SP II Master, Steel Partners Holdings and SP II, and Glen Kassan, the Chief Executive Officer and Vice Chairman of the Board of the Company and Managing Director and operating partner of Steel Partners, to provide incentives for Messrs. Lichtenstein and Kassan.  The Arrangements provide, among other things, for each of Messrs. Lichtenstein and Kassan to receive a bonus equal to 10,000 multiplied by the difference of the market value of the Company’s stock price and $90.00, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to reflect the Reverse Stock Split.  The Arrangements are not based on specified targets or objectives other than the Company’s stock price.  The bonus is payable upon the sending of a notice by Mr. Lichtenstein or Mr. Kassan, respectively.  The notice can be sent with respect to 75% of the bonus immediately, and with respect to the remainder, at any time after July 6, 2009.  The Arrangements terminate July 6, 2015, to the extent not previously received.  Effective January 1, 2009, certain technical amendments were made to the Arrangements for the purpose of bringing the Arrangements into compliance with the applicable provisions of Section 409A.

Limitation on Liability and Indemnification Matters

The Company’s amended and restated bylaws and amended and restated certificate of incorporation provide for indemnification of its directors and officers to the fullest extent permitted by Delaware law.

Directors’ and Officers’ Insurance

The Company currently maintains a directors’ and officers’ liability insurance policy that provides its directors and officers with liability coverage relating to certain potential liabilities.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of shares of our common stock as of April 24, 2009, held by:

•	Each person who beneficially owns 5% or more of the shares of common stock then outstanding;

•	Each of our directors;

•	Each of our named executive officers;

•	All of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, if any, held by that person that were exercisable on April 24, 2009 or would be exercisable within 60 days following April 24, 2009 are considered outstanding.  Such shares, however, are not considered outstanding for the purpose of computing the percentage ownership of any other person.  To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.  Percentage ownership is based on 12,178,565 shares of common stock outstanding as of April 24, 2009.  Unless otherwise listed in the table below, the address of each such beneficial owner is c/o WHX Corporation, 1133 Westchester Avenue, Suite N222, White Plains, NY.
Name and Address of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Class
Steel Partners II, L.P. (2) 590 Madison Avenue New York, New York 10022	9,133,890	75.0%

GAMCO Investors, Inc. (3) One Corporate Center Rye, New York 10580	1,436,910	11.8%

Warren G. Lichtenstein (2)	9,133,890	75.0%

Jack L. Howard (4)	7,643	*

Glen M. Kassan	0	0

Louis Klein, Jr. (5)	10,950	*

James F. McCabe, Jr. (6)	8,750	*

Daniel P. Murphy, Jr. (7)	0	0

John J. Quicke	0	0

John H. McNamara, Jr.	0	0

Robert Frankfurt	0	0

Garen W. Smith (8)	2,165	*

Jeffrey A. Svoboda (9)	6,767	*

All Directors and Executive Officers as a Group (12 persons) (10)	9,179,001	75.3%

_______________

* less than 1%

(1)	All amounts reported in this table have been adjusted to reflect the Reverse Stock Split.

(2)
Based upon Amendment No. 6 to Schedule 13D it filed on January 6, 2009, SP II beneficially owns 9,133,890 shares of common stock.  SP II Master is the owner of approximately 99% of the limited partnership interests in Steel Partners Holdings.  Steel Partners Holdings is the sole limited partner of SP II.  Steel Partners is the manager of SP II Master, Steel Partners Holdings and SP II.  The general partner of SP II has delegated to Steel Partners the exclusive power to vote and dispose of the securities held by SP II.  Mr. Lichtenstein is the manager of Steel Partners.  Jack L. Howard is President of Steel Partners, a global management firm.  EMH Howard, LLC  (“EMH”) is an affiliate of Mr. Howard.  Glen M. Kassan is a Managing Director and operating partner of Steel Partners.  John H. McNamara, Jr. is a Managing Director and investment professional of Steel Partners.  John J. Quicke is a Managing Director and operating partner of Steel Partners.  By virtue of these relationships, each of SP II Master, Steel Partners, Steel Partners Holdings and Mr. Lichtenstein may be deemed to beneficially own the Shares owned by SP II.  SP II Master, Steel Partners, Steel Partners Holdings and Mr. Lichtenstein disclaim beneficial ownership of the shares of common stock owned by SP II except to the extent of its or his pecuniary interest therein.

(3)	Based upon Amendment No. 3 to Schedule 13D it filed on March 25, 2009, a group including GAMCO Investors, Inc. beneficially owns 1,436,910 shares of common stock.

(4)
Consists of 7,643 shares owned directly by EMH, which may be deemed beneficially owned by Mr. Howard by virtue of his position as the managing member of EMH.  Mr. Howard disclaims beneficial ownership of the shares owned by EMH except to the extent of his pecuniary interest therein.

(5)	Includes 750 shares of common stock issuable upon exercise of options that are either currently exercisable or exercisable within 60 days hereof.

(6)	Includes 3,750 shares of common stock issuable upon exercise of options that are either currently exercisable or exercisable within 60 days hereof.

(7)
Mr. Murphy resigned from his executive officer position and as a director of WHX, effective July 11, 2008.  All unexercised options granted to Mr. Murphy expired upon his resignation from his executive officer position with the Company.

(8)	Includes 750 shares of common stock issuable upon exercise of options that are either currently exercisable or exercisable within 60 days hereof.

(9)	Includes 6,667 shares of common stock issuable upon exercise of options that are either currently exercisable or exercisable within 60 days hereof.

(10)
Includes 5,502 shares of common stock and 3,334 shares of common stock issuable upon exercise of options that are either currently exercisable or exercisable within 60 days hereof held by executive officers not specifically identified in the table.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Warren G. Lichtenstein, Chairman of the Board of the Company, is also the Chief Executive Officer of Steel Partners, the manager of SP II Master, Steel Partners Holdings, and SP II.  SP II Master is the owner of approximately 99% of the limited partnership interests in Steel Partners Holdings.  Steel Partners Holdings is the sole limited partner of SP II.  SP II owns 9,133,890 shares of the Company’s common stock.  In addition, Jack L. Howard is President of Steel Partners.  EMH is an affiliate of Mr. Howard.  Glen M. Kassan is a Managing Director and operating partner of Steel Partners.  John H. McNamara, Jr. is a Managing Director and investment professional of Steel Partners.  John J. Quicke is a Managing Director and operating partner of Steel Partners.  Messrs. Lichtenstein, Howard, Kassan, McNamara and Quicke are also directors of the Company.

To our knowledge, there are no transactions involving the Company and any related person, as that term is used in applicable SEC regulations, in the fiscal years ended December 31, 2008 and 2007 that are required to be disclosed in this amendment to the Company’s Annual Report on Form 10-K which are not disclosed.  Our Board of Directors is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions.

Director Independence

In assessing the independence of our directors, our board of directors has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 5605(a)(2), and applicable SEC regulations. Under the applicable NASDAQ Marketplace Rules, we are considered a “controlled company,” since more than 50% of our voting power is held by SP II. As a controlled company, we are exempt from the NASDAQ requirements that we have a majority of independent directors and that we have a nominating committee comprised of independent directors.  The NASDAQ rules require us to have an audit committee comprised of at least three members, all of whom are independent and meet certain other requirements.

After reviewing any material relationships that any of our directors may have with the Company that could compromise his ability to exercise independent judgment in carrying out his responsibilities, our board of directors has determined that Louis Klein, Jr., Garen W. Smith and Robert Frankfurt, representing three of our eight directors, are “independent directors” as defined under the NASDAQ Marketplace Rules.  The Company has a separately standing Compensation Committee and a separately standing Audit Committee.  Each of the Audit Committee and the Compensation Committee have a charter, current copies of which are available on the Company’s website, www.whxcorp.com.  All of the members of our Audit Committee and Compensation Committee, which are comprised of Messrs. Klein, Smith and Frankfurt, are independent under the NASDAQ definition of “independence.”  The Company does not currently have a standing nominating committee.  Each member of our board of directors, however, participates in the consideration of director nominees.  The board of directors of the Company believes that a standing nominating committee is unnecessary since it can adequately perform the functions of a nominating committee.

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

The following table sets forth the following: under  “Audit Fees,” the aggregate fees billed for each of the past two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s financial statements, review of financial statements included in the Company’s quarterly reports, and review of registration statements filed with the SEC; under “Audit-Related Fees,” the aggregate fees billed for each of the past two fiscal years for assistance and related services by the principal accountant that pertained to the audit of the financial statements of Bairnco’s 401(k) Plan; under “Tax Fees,” the aggregate fees billed for each of the past two fiscal years for professional services rendered by the principal accountant for tax compliance, advice and planning.

	2008	2007

Audit fees	$2,321,960	$2,533,565
Audit-related fees	$51,209	$20,276
Tax fees	$15,600	$44,057
All other fees	$-	$-

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.           Financial Statements:

The required consolidated financial statements of the Company and the related report of the Company’s independent public accountants thereon were previously filed under Item 8 of the Original Form 10-K.

2.           Financial Statement Schedules:

The required financial statement schedules of the Company and the related report of the Company’s independent public accountants thereon were previously filed as schedules to the Original Form 10-K.

3.           Exhibits:

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

*4.46
Amendment No. 4 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated as of March 12, 2009.

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

*10.13	Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 1, 2009.

*10.14	Second Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 4, 2009.

10.15	Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 28, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed March 31, 2008).

*10.16	Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 1, 2009.

*10.17	Second Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 4, 2009.

10.18	Employment Agreement by and among WHX Corporation and Peter T. Gelfman, dated as of April 7, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed May 15, 2008).

*10.19	Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 1, 2009.

*10.20	Second Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 4, 2009.

*10.21	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Glen Kassan.

*10.22	Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Glen Kassan.

*10.23	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Warren G. Lichtenstein.

*10.24	Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Warren G. Lichtenstein.

16	Letter from PricewaterhouseCoopers LLP, dated as of January 17, 2007 (incorporated by reference to Exhibit 16 to the Company’s Form 8-K filed January 23, 2007).

*21.1	Subsidiaries of Registrant.

*23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.

*24	Power of Attorney (contained as part of the signature page to the Original Form 10-K).

**31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Previously filed with the Original Form 10-K filed March 31, 2009.

** - Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2009.

WHX CORPORATION

By:	/s/ Glen M. Kassan
	Name:	Glen M. Kassan
	Title:	Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of April 2009.

By:	*	April 27, 2009
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Glen M. Kassan	April 27, 2009
	Glen M. Kassan, Director and Chief Executive	Date
Officer (Principal Executive Officer)

By:	*	April 27, 2009
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	*	April 27, 2009
	John H. McNamara, Jr., Director	Date

By:	*	April 27, 2009
	John J. Quicke, Director	Date

By:	*	April 27, 2009
	Louis Klein, Jr., Director	Date

By:	*	April 27, 2009
	Jack L. Howard, Director	Date

By:	*	April 27, 2009
	Robert Frankfurt, Director	Date

By:	*	April 27, 2009
	Garen W. Smith, Director	Date

*By	/s/ Glen M. Kassan
Glen M. Kassan, Attorney-in-fact

Index to Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	First Amended Chapter 11 Plan of Reorganization of the Company, dated June 8, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed July 28, 2005).

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

*4.46
Amendment No. 4 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated as of March 12, 2009.

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

*10.13	Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 1, 2009.

*10.14	Second Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 4, 2009.

10.15	Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 28, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed March 31, 2008).

*10.16	Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 1, 2009.

*10.17	Second Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 4, 2009.

10.18	Employment Agreement by and among WHX Corporation and Peter T. Gelfman, dated as of April 7, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed May 15, 2008).

*10.19	Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 1, 2009.

*10.20	Second Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 4, 2009.

*10.21	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Glen Kassan.

*10.22	Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Glen Kassan.

*10.23	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Warren G. Lichtenstein.

*10.24	Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Warren G. Lichtenstein.

16	Letter from PricewaterhouseCoopers LLP, dated as of January 17, 2007 (incorporated by reference to Exhibit 16 to the Company’s Form 8-K filed January 23, 2007).

*21.1	Subsidiaries of Registrant.

*23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.

*24	Power of Attorney (contained as part of the signature page to the Original Form 10-K).

**31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - Previously filed with the Original Form 10-K filed March 31, 2009.

** - Filed herewith.