Form 10-Q
period 2009-03-31
WHX CORP
filed 2009-05-15
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 1-2394

WHX CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	13-3768097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1133 Westchester Avenue, Suite N222, White Plains, New York	10604
(Address of principal executive offices)	(Zip Code)

914-461-1300
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒     No ☐

The number of shares of Common Stock issued and outstanding as of May 12, 2009 was 12,178,565

PART I.  ITEM 1: Financial Statements

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2009	2008

	(in thousands except per share)

Net sales	$132,679	$177,277
Cost of goods sold	103,323	136,473
Gross profit	29,356	40,804
Selling, general and administrative expenses	32,200	36,080
WHX Pension Plan expense (credit)	3,458	(1,800)
Restructuring charges	533	-
Gain on disposal of assets	(4)	(22)
Income (loss) from operations	(6,831)	6,546
Other:
Interest expense	5,224	10,371
Realized and unrealized (gain) loss on derivatives	(281)	1,627
Other income	(161)	(51)
Loss before income taxes	(11,613)	(5,401)
Tax provision (benefit)	(245)	811
Net loss	$(11,368)	$(6,212)

Basic and diluted per share of common stock
Net loss	$(0.93)	$(6.21)

Weighted average number of common shares outstanding	12,179	1,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$6,891	$8,656
Trade receivables - less allowance for doubtful accounts of $3,572 and $3,178 at 3/31/09 and 12/31/08, respectively	73,241	81,610
Inventories	77,177	75,270
Deferred income taxes	1,108	1,310
Other current assets	9,882	10,378
Total current assets	168,299	177,224

Property, plant and equipment at cost, less accumulated depreciation and amortization	100,210	102,508
Goodwill	65,060	65,070
Other intangibles, net	36,212	36,965
Other non-current assets	18,148	17,717
	$387,929	$399,484

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Trade payables	$37,174	$36,599
Accrued environmental liability	6,050	6,722
Accrued liabilities	31,892	37,382
Accrued interest expense - related party	554	262
Current portion of long-term debt	11,343	12,956
Short-term debt	39,739	32,970
Deferred income taxes	248	257
Total current liabilities	127,000	127,148

Long-term debt	104,891	109,174
Long-term debt - related party	54,098	54,098
Accrued interest expense - related party	4,004	2,237
Accrued pension liability	137,469	133,990
Other employee benefit liabilities	5,087	4,936
Deferred income taxes	4,753	5,413
Other liabilities	4,326	4,395
	441,628	441,391

Stockholders' (Deficit) Equity:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock -$.01 par value; authorized 180,000 shares; issued and outstanding 12,179 shares	122	122
Accumulated other comprehensive loss	(164,033)	(163,502)
Additional paid-in capital	552,690	552,583
Accumulated deficit	(442,478)	(431,110)
Total stockholders' deficit	(53,699)	(41,907)
	$387,929	$399,484

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,368)	$(6,212)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,925	5,348
Non-cash stock based compensation	116	69
Amortization of debt related costs	391	355
Long-term interest on related party debt	1,767	1,775
Deferred income taxes	(467)	66
Gain on asset dispositions	(4)	(22)
Unrealized loss (gain) on derivatives	388	(162)
Reclassification of net cash settlements on derivative instruments	(669)	1,789
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	7,931	(19,890)
Inventories	(2,197)	(1,565)
Other current assets	135	583
Accrued interest expense-related party	292	4,188
Other current liabilities	(1,354)	5,521
Other items-net	64	85
Net cash used in operating activities	(50)	(8,072)
Cash flows from investing activities:
Plant additions and improvements	(2,141)	(3,523)
Net cash settlements on derivative instruments	669	(1,789)
Proceeds from sales of assets	58	78
Net cash used in investing activities	(1,414)	(5,234)
Cash flows from financing activities:
Proceeds from term loans - domestic	-	4,000
Net revolver borrowings	6,827	11,291
Repayments of term loans - foreign	(122)	(136)
Repayments of term loans - domestic	(5,641)	(3,509)
Deferred finance charges	(880)	(1,146)
Net change in overdrafts	(364)	1,577
Other	(92)	3
Net cash provided by (used in) financing activities	(272)	12,080
Net change for the period	(1,736)	(1,226)
Effect of exchange rate changes on net cash	(29)	149
Cash and cash equivalents at beginning of period	8,656	6,090
Cash and cash equivalents at end of period	$6,891	$5,013

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Additional Paid-In	Total Stockholders'
	Shares	Amount	Loss	Deficit	Capital	Deficit

Balance, December 31, 2008	12,179	$122	$(163,502)	$(431,110)	$552,583	$(41,907)

Foreign currency translation adjustment			(531)			(531)
Net loss				(11,368)		(11,368)
Total comprehensive loss						(11,899)
Amortization of stock options					107	107

Balance, March 31, 2009	12,179	$122	$(164,033)	$(442,478)	$552,690	$(53,699)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - The Company and Nature of Operations

WHX Corporation, the parent company (“WHX”), manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), which is a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  In April 2007, WHX acquired Bairnco Corporation (“Bairnco”).  Bairnco manages business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services.  See Note 13 for a description of the business and products of each of the Company’s segments.  The business units of H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, are referred to herein as the “Company.”

Note 2 - Management’s Plans and Liquidity

The world-wide economic recession which became evident in the latter part of 2008 intensified to levels during the first quarter of 2009 not experienced in many years. This had a material adverse effect on almost all of the Company’s businesses during the first quarter of 2009, driving sales down by over 25% from the first quarter of 2008. Significant end market declines and negative inventory adjustments were experienced by many of the Company’s served markets, especially general industrial, residential and industrial construction, transportation and appliance markets.

In late 2008, management formulated contingency plans to respond to the deteriorating economic conditions.  Those plans and other cost containment actions were aggressively implemented during the first quarter of 2009 with the goals of maintaining adequate liquidity, preserving or increasing shares of key markets, sustaining margins on sales and retaining key employees.  The plans included a reduction in compensation and benefits for salaried employees, and layoffs in both the salaried and hourly workforce.  They further included the temporary idling of certain of the Company’s manufacturing facilities for various periods during the quarter to better match production with customer demand.  The Company made considerable progress during the first quarter with respect to all of those efforts – reducing costs, conserving cash, operating safely, and producing the highest quality products as efficiently as possible under the current market conditions.  Notwithstanding the progress made during the quarter in achieving its goals, the Company could not overcome the weakened global demand for its products, and its shipments and revenues declined significantly compared to the first quarter of 2008.

The Company recorded a net loss of $11.4 million for the quarter ended March 31, 2009, following a profitable year in 2008, when the Company had net income of $3.0 million and $10.1 million of cash flow provided by operating activities.  For the quarter ended March 31, 2009, cash flow used in operating activities was $50,000, as compared to $8.1 million used in operating activities in the same quarter of 2008.

 In recent years prior to 2008, the Company incurred significant losses and used significant amounts of cash in operating activities, and as of March 31, 2009, had an accumulated deficit of $442.5 million.  As of March 31, 2009, the Company’s current assets totaled $168.3 million and its current liabilities totaled $127.0 million; for net working capital of $41.3 million.  The Company reduced its level of debt substantially in 2008, from $359.4 million as of January 1, 2008 to $209.2 million as of December 31, 2008 and $210.1 million as of March 31, 2009, principally through the Rights Offering completed on September 25, 2008.

Rights Offering

As a result of a rights offering completed by the Company in September 2008 (“the Rights Offering”), the Company sold 11,178,459 shares of common stock, to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  Steel Partners II, L.P., (“SPII”), the Company’s largest shareholder, subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SPII owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SPII, plus accumulated dividends, together totaling approximately $6.0 million, (ii) repay Company indebtedness to SPII of approximately $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SPII.  After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date.

WHX Corporation, the parent company

WHX has as its sole source of cash flow, distributions from its principal subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $7.0 million of which has been distributed.  Of the remaining $5.0 million permitted to be loaned to WHX, a maximum amount of $2.5 million may be loaned prior to March 31, 2010, and the remainder may be loaned thereafter.  H&H’s credit facilities are collateralized by substantially all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are secured by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The recent decline of stock prices across a significant cross-section of the United States stock market has resulted in an unfunded pension liability of the WHX Pension Plan of $137.5 million as of March 31, 2009.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.2 million and $6.0 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of March 31, 2009, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $2.4 million and current liabilities of approximately $1.4 million.  Management expects that WHX will be able to fund its operations in the ordinary course over at least the next twelve months.

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

On March 12, 2009, H&H and its subsidiaries amended each of their Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), as agent (the “Wachovia Facilities”), and their Loan and Security Agreement with SPII (the “Term B Loan”) to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to a maximum additional amount of $2.5 million prior to March 31, 2010, and (vi) provide for an increase in the existing limited guaranty by H&H from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

On May 8, 2009, H&H and its subsidiaries further amended the Wachovia Facilities to provide for, among other things, additional term loans to the borrowers thereunder in the aggregate principal amount of approximately $5.3 million, which were consolidated with the existing term loans under the Wachovia Facilities for a combined aggregate principal amount of $15.0 million, and additional guaranties by certain subsidiary trusts.  Pursuant to this amendment: (a) a portion of the obligations under the tranche B term loan under the Wachovia Facilities was prepaid in an amount equal to $5.0 million; and (b) the remaining available proceeds of the term loans are to be used for operating and working capital purposes.  The Term B Loan was also amended on May 8, 2009 to provide for additional guaranties by certain subsidiary trusts.

On March 12, 2009, Bairnco and certain of its subsidiaries amended their Credit Agreement with Ableco Finance LLC (“Ableco”), as administrative agent thereunder (the “Ableco Facility”), and their Credit Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent thereunder (the “Wells Fargo Facility”), to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  The Subordinated Debt Credit Agreement with SPII was also amended to, among other things, increase the interest rates.

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by a borrowing base of accounts receivable and inventory.  As of March 31, 2009, H&H’s availability under its credit facilities was $17.0 million, and Bairnco’s availability under its credit facilities was $5.6 million.  However, there can be no assurances that they will continue to have access to all or any of the credit lines if their operating and financial performance do not satisfy relevant borrowing base criteria and financial covenants within the financing agreements.  If either H&H or Bairnco do not satisfy borrowing base criteria or financial covenants, and if they are unable to secure necessary waivers or other amendments from the lender, they will not have access to their credit facilities, which could adversely affect the Company’s liquidity.

Shelf Registration Statement

On April 24, 2009, the Company filed a shelf registration statement on Form S-3 with the SEC. If and when the shelf registration statement is declared effective by the SEC, the Company may from time to time issue up to $10 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock, or debt securities, or any combination of the above, separately or as units. The terms of any offerings under the shelf registration statement will be determined at the time of any offering. The Company does not presently have any definitive plans or current commitments to sell securities that may be registered under the shelf registration statement. The Company believes that, once effective, the shelf registration statement will provide the Company with the flexibility to quickly raise capital in the market as conditions become favorable with a minimum of administrative preparation and expense. The net proceeds of any such issuances under the shelf registration statement are expected to be used for general corporate purposes, which may include working capital and/or capital expenditures.

The Company

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of assets and/or businesses, and (iv) from other discrete transactions.

Management believes that the Company has the ability to meet its capital requirements on a continuing basis for at least the next twelve months. However, the ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and sale of certain assets. See Note 12.

Management is utilizing the following strategies to enhance liquidity: (1) continuing to implement improvements throughout all of the Company’s operations to enhance systems and processes to increase operating efficiencies at Company facilities, (2) supporting profitable sales growth both internally and through acquisition, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.

However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company. There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations or through financing could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

Note 3 - Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2008.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

On November 24, 2008, the Company consummated a 1-for-10 reverse stock split of its outstanding common stock (the “Reverse Stock Split”).  Pursuant to the Reverse Stock Split, every ten (10) shares of common stock issued and outstanding at the time the split was effected were changed and reclassified into one (1) share of common stock immediately following the Reverse Stock Split.  To enhance comparability, unless otherwise noted, all references herein to the Company’s common stock and per share amounts have been adjusted on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2008.

Note 4 – Recently Issued Accounting Pronouncements

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities, but does not change the accounting for such instruments, and therefore, the adoption of SFAS No. 161 did not have an effect on the Company’s consolidated financial position and results of operations.  SFAS No. 161 became effective in the current quarter.  See Note 8.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  On January 1, 2009, the Company adopted SFAS No. 157 for all non-financial assets and liabilities measured at fair value on a non-recurring basis in accordance with FASB Staff Position FAS 157-2, “Effective Date of FAS 157” ("FSP FAS 157-2"), which postponed the effective date of SFAS No. 157 for those assets and liabilities to fiscal years beginning after November 15, 2008, which for the Company is January 1, 2009. The application of SFAS No. 157 did not have an impact on the Company's financial position or results of operations. The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with SFAS No. 157. The requirements of SFAS No. 157 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company would use a market, income or cost approach valuation technique to perform the valuations. Since the Company performs its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each year and since no impairment trigger event or business combination occurred during the first quarter of 2009, the application of SFAS No. 157 for all non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company's consolidated financial position or results of operations.  See Note 13.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 became effective for fiscal years beginning after December 15, 2008.  The Company adopted SFAS 160 in the current quarter, and its adoption did not have a significant effect on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. SFAS No. 141R also requires that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. The Company adopted SFAS No. 141R in the current quarter and its adoption did not have a significant effect on the Company’s consolidated financial position and results of operations.

Note 5 - Net Loss Per Share

The computation of basic loss per common share is calculated by dividing the net loss by the weighted average number of shares of Common Stock outstanding, as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share)

Net loss	$(11,368)	$(6,212)
Weighted average number of common shares outstanding	12,179	1,000

Net loss per common share	$(0.93)	$(6.21)

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including warrants and stock options and other stock-based incentive compensation arrangements during the quarters ended March 31, 2009 and 2008.  However, no common share equivalents were dilutive in either period presented because  the Company reported a net loss and therefore, any outstanding warrants and stock options would have had an anti-dilutive effect.  As of February 28, 2008, all of the Company’s outstanding warrants expired.  As of March 31, 2009, stock options for an aggregate of 64,400 shares are excluded from the calculation of net loss per share.

The large difference in the number of shares outstanding is due to the additional shares issued in the Rights Offering in September 2008. See Note 6.

Note 6 – Stockholders’ (Deficit) Equity

Rights Offering

On September 25, 2008, the Company completed the Rights Offering to its existing stockholders.  The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SPII subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SPII owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SPII, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to SPII of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SPII.  After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008.

Comprehensive Income (Loss)

Comprehensive loss for the three months ended March 31, 2009 and 2008 was comprised of:

(in thousands)	Three Months Ended
	March 31,
	2009	2008

Net loss	$(11,368)	$(6,212)

Other comprehensive income (loss):
Foreign currency translation adjustments	(531)	680

Comprehensive loss	$(11,899)	$(5,532)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances as of March 31, 2009 and December 31, 2008 were comprised of:

(in thousands)	March 31,	December 31,
	2009	2008

Net actuarial losses and prior service costs and credits	$(165,851)	$(165,851)
Foreign currency translation adjustment	1,982	2,513
Valuation of marketable equity securities	(164)	(164)
	$(164,033)	$(163,502)

Note 7 – Inventories

Inventories at March 31, 2009 and December 31, 2008 were comprised of:

(in thousands)	March 31,	December 31,
	2009	2008

Finished products	$34,028	$35,780
In - process	14,691	13,426
Raw materials	27,288	24,940
Fine and fabricated precious metal in various stages of completion	2,309	2,247
	78,316	76,393
LIFO reserve	(1,139)	(1,123)
	$77,177	$75,270

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $1.1 million as of both March 31, 2009 and December 31, 2008, respectively.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  As of March 31, 2009, H&H’s customer metal consisted of 731,717 ounces of silver, 1,461 ounces of gold, and 1,391 ounces of palladium.  As of December 31, 2008, the Company had a liability of $1.1 million recorded with respect to its liability for customer metal subject to pool account agreements, and none as of March 31, 2009.

Supplemental inventory information:	March 31,	December 31,
	2009	2008
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$1,169	$1,124

Market value per ounce:
Silver	$12.77	$11.30
Gold	$895.74	$883.00
Palladium	$221.00	$185.00

Note 8 – Derivative Instruments

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As of March 31, 2009, the Company had entered into forward and future contracts for gold with a total value of $2.3 million and for silver with a total value of $1.0 million.

The Company also economically hedges its exposure on variable interest rate debt denominated in foreign currencies at certain of its foreign subsidiaries.

As these derivatives are not designated as accounting hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  Such gains and losses are recorded on a separate line of the statement of operations in the case of the precious metal contracts and  in interest expense with respect to the interest rate derivative. The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in these commodity or foreign exchange markets could negatively impact H&H’s costs.  The three month periods ended March 31, 2009 and 2008 include a net gain of $0.2 million and a loss of $1.7 million, respectively, on derivative instruments.

As of March 31, 2009, the Company had the following outstanding forward or future contracts with settlement dates ranging from April 2009 to June 2009.

Commodity	Amount

Silver	75,000	ounces
Gold	2,500	ounces

SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

		March 31,	December 31,
(in thousands)	Balance Sheet Location	2009	2008

Commodity contracts	Other current assets/(Accrued liabilities)	$(33)	$355
Interest rate swap	Accrued liabilities	(241)	(199)
Total derivatives not designated as hedging instruments		(274)	156

Total derivatives		$(274)	$156

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

(in thousands)		Three Months Ended March 31,
		2009	2008
	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Gain (loss) on Derivatives	$281	$(1,627)
Interest rate swap	Interest expense	(92)	(87)
Total derivatives not designated as hedging instruments		$189	$(1,714)

Total derivatives		$189	$(1,714)

Note 9 – Pensions, Other Postretirement and Post-Employment Benefits

The following table presents the components of net periodic pension cost (credit) for the Company’s pension plans for the three month periods ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Service cost	$80	$87
Interest cost	6,418	6,203
Expected return on plan assets	(6,265)	(8,336)
Amortization of prior service cost	15	23
Amortization of actuarial loss	3,210	-
	$3,458	$(2,023)

The actuarial loss occurred principally because investment returns on the assets of the WHX Pension Plan during 2008 were significantly less than the assumed return of 8.5%.  The 2008 column includes the pension credit of the Bairnco qualified pension plans, substantially all of which were merged into the WHX Pension Plan as of December 31, 2008.

In addition to its pension plans which are included in the table above, the Company also maintains several other postretirement benefit plans covering certain of its employees.  The approximate aggregate expense for these plans was $0.1 million for both of the three month periods ended March 31, 2009 and 2008, respectively.

Note 10 – Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2009	2008
(in thousands)

Long-term Debt to Non Related Party:
H&H Wachovia Facility term loans	$49,997	$54,670
Other H&H debt-domestic	6,544	6,580
Other H&H debt-foreign	4,381	4,661
Bairnco Wells Fargo Facility term loan	5,534	6,466
Bairnco Ableco Facility term loan	45,000	45,000
Bairnco foreign loan facilities	4,778	4,753

Total debt to non related party	116,234	122,130
Less portion due within one year	11,343	12,956
Long-term debt to non related party	104,891	109,174

Long-term Debt to Related Party:
H&H Term B Loan	44,098	44,098
Bairnco Subordinated Debt Credit Agreement	10,000	10,000
Long-term debt to related party	54,098	54,098
Total long-term debt	$158,989	$163,272

In addition to the Term B Loan with SPII, interest due to SPII under the Term B Loan is not required to be paid in cash until the Wachovia Facilities have been repaid and thus, such accrued interest has been classified as a long-term liability in the consolidated balance sheets as of March 31, 2009 and December 31, 2008.  The interest accrued to SPII is subject to the same collateral as the Term B Loan.

On March 12, 2009, H&H and certain of its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to a maximum additional amount of $2.5 million prior to March 31, 2010, and (vi) provide for an increase in the existing limited guaranty by H&H from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

On May 8, 2009, H&H and its subsidiaries further amended the Wachovia Facilities to provide for, among other things, additional term loans to the borrowers thereunder in the aggregate principal amount of approximately $5.3 million, which were consolidated with the existing term loans under the Wachovia Facilities for a combined aggregate principal amount of $15.0 million, and additional guaranties by certain subsidiary trusts.  Pursuant to this amendment: (a) a portion of the obligations under the tranche B term loan under the Wachovia Facilities was prepaid in an amount equal to $5.0 million; and (b) the remaining available proceeds of the term loans are to be used for operating and working capital purposes.   The Term B Loan was also amended on May 8, 2009 to provide for additional guaranties by certain subsidiary trusts.

On March 12, 2009, Bairnco and certain of its subsidiaries amended the Wells Fargo Facility and the Ableco Facility to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  The Subordinated Debt Credit Agreement with SPII was also amended to, among other things, increase the interest rates.

Note 11 - Income Taxes

For the three month period ended March 31, 2009, a tax benefit of $0.2 million was recorded, principally for state taxes.  For the three months ended March 31, 2008, a tax provision of $0.8 million was recorded, principally for state and foreign income taxes.  The Company has not recorded any federal income tax benefit in either period due to the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods. The tax benefit for the three months ended March 31, 2009 reflects a favorable impact of $0.5 million.  This favorable adjustment resulted from a change in the state effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

Note 12 - Restructurings

In 2008, management decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Denmark (“ITD”) subsidiary, sell ITD’s  assets, pay off ITD’s related debt and repatriate cash remaining post-closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers. In conjunction with the decision to close ITD, the Company reviewed the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  A review of future cash flows, based on the expected closing date, indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at ITD.  As a result of the Company’s review, an impairment loss of $0.5 million was recognized in 2008 to write down the individual components of long-lived assets to estimated fair value.

In 2008, the Company evaluated the long-lived assets of its Sumco subsidiary in light of ongoing operating losses.  Sumco sells electroplating services primarily to the automotive market and is included in the Precious Metal reporting segment.  It represented 17.5% of such segment’s sales in 2008.  Sumco has had declining cash flows in 2008 and projected negative cash flows for 2009, principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  A review of future cash flows indicated that such cash flows would be insufficient to support the carrying value of certain of Sumco’s long-lived assets.  As a result of the Company’s evaluation, an impairment loss of $7.8 million was recognized in 2008 to write down the individual components of long-lived assets to the lower of their carrying value or estimated fair value.  On March 12, 2009, Sumco issued a Worker Adjustment and Retraining Notice (WARN) to all appropriate recipients including governmental officials and Sumco employees relating to the proposed sale or closure of Sumco. The Board of Directors of Sumco is exploring strategic options for the Sumco business.

Restructuring costs of $0.5 million were recorded in the first quarter of 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office. The Bairnco corporate office restructuring activities are expected to be completed by the third quarter of 2009.  The restructuring costs and activity in the restructuring reserve for the three months ended March 31, 2009 consisted of:

	Reserve Balance	Expense	Payments	Reserve Balance
	December 31, 2008			March 31, 2009
(in thousands)
Termination benefits	$-	$395	$(95)	$300
Rent expense	-	101	-	101
Other facility closure costs	-	37	(3)	34
	$-	$533	$(98)	$435

 In April, 2009, the Company announced the closure of a facility in New Hampshire which is part of the Precious Metal segment and the relocation of the functions to existing facilities in Milwaukee and in China.

Note 13 – Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”), effective January 1, 2009.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability ( i.e.,  the “exit price”) in an orderly transaction between market participants at the measurement date.

The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets, and would include any assets and liabilities acquired in a business combination or any long-lived assets written down to fair value.

In determining fair value, the Company uses various valuation approaches.  The hierarchy of those valuation approaches is broken down into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The valuation under this approach does not entail a significant degree of judgment.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability, (e.g.,  interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

Note 14 – Reportable Segments

The Company principally operates in North America, and has six reportable segments:

H&H’s Precious Metal Segment

H&H’s Precious Metal activities include the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating. H&H’s brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  H&H offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, heating, ventilation and air conditioning (“HVAC”), general industrial and other metal-joining industries.  H&H is also engaged in precision electroplating (often using gold, silver, palladium and various base metals) of electronic and electrical components primarily for use in the automotive industry.  H&H’s profits from precious metal products are principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value,” which includes the cost of base metals, labor, overhead, financing and profit.

H&H Tubing Segment

H&H manufactures a wide variety of steel tubing products.  The Stainless Steel Seamless Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow this Group to serve the petrochemical infrastructure and shipbuilding markets.  The Stainless Steel Tubing Group also manufactures products for use in the medical, semiconductor fabrication, aerospace and defense industries.   The Specialty Tubing Group manufactures welded carbon steel coated and uncoated tubing in straight lengths and coils with a primary focus on products for the refrigeration, HVAC, and automotive industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products for the appliance and HVAC industries by fabricating tubing into sealed system components.

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

Arlon Electronic Materials (“EM”) Segment

Arlon EM’s principal products include high performance materials for the printed circuit board (“PCB”) industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets.

Arlon EM supplies high technology materials to the PCB industry.  Arlon EM products are marketed principally to OEMs and PCB manufacturers around the world by a direct technical sales force in many cases in support of country and area specific distributors and manufacturer’s representatives.  Arlon EM’s conventional laminates product line includes a wide variety of specialty polyimide and epoxy laminates and bonding films, as well as other high performance thermoset laminates.  These materials are used in demanding commercial and military market applications including high density interconnect, surface mount technology, heat sink bonding, semiconductor testing, wireless communications and microvia PCBs.  The microwave and radio frequency product area offers fluoropolymers (PTFE), ceramic-filled fluoropolymers, and other non-PTFE laminates that deliver the electrical performance needed in frequency-dependent circuit applications such as analog, digital and personal communication systems, high frequency military electronics, microwave antennas and cellular base station electronics.  These products are supplied as copper-clad laminates with bonding plies or prepregs for production of multi-layer printed circuits.

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

Arlon Coated Materials (“CM”) Segment

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

The following table presents information about reportable segments for the three month periods ended March 31, 2009 and 2008.

Statement of operations data:	Three Months Ended
(in thousands)	March 31,
	2009	2008

Net Sales:
Precious Metal	$24,350	$45,688
Tubing	21,150	29,626
Engineered Materials	42,096	51,009
Arlon Electronic Materials	17,031	16,404
Arlon Coated Materials	12,340	17,675
Kasco	15,712	16,875
Total net sales	$132,679	$177,277

Operating income (loss) before corporate allocations:
Precious Metal	(442)	3,685
Tubing	131	2,480
Engineered Materials	793	2,388
Arlon Electronic Materials	1,748	1,619
Arlon Coated Materials (a)	(1,068)	(609)
Kasco	920	1,309
Total	2,082	10,872

Corporate expenses allocation:
Precious Metal	1,005	1,288
Tubing	943	1,207
Engineered Materials	879	1,124
Arlon Electronic Materials	397	463
Arlon Coated Materials	287	499
Kasco	366	476
Total	3,877	5,057

Segment operating income (loss):
Precious Metal	(1,447)	2,397
Tubing	(812)	1,273
Engineered Materials	(86)	1,264
Arlon Electronic Materials	1,351	1,156
Arlon Coated Materials (a)	(1,355)	(1,108)
Kasco	554	833
Segment operating income (loss)	(1,795)	5,815
Unallocated corporate expenses & non operating units	1,049	1,091
Unallocated pension expense (credit)	3,458	(1,800)
Restructuring costs	533	-
Gain on disposal of assets	(4)	(22)
Income (loss) from operations	(6,831)	6,546

Interest expense	5,224	10,371
Realized and unrealized (gain) loss on derivatives	(281)	1,627
Other income	(161)	(51)

Loss before taxes	$(11,613)	$(5,401)

(a) The operating loss of the Arlon CM segment in 2008 included $0.6 million of move costs to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the results of the quarter were negatively impacted by a plant shutdown and related operating inefficiencies during the move.

Note 15 - Contingencies

Legal Matters:

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

In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.  The defendants are vigorously defending this lawsuit, and believe that it is without merit.  On April 22, 2009, the defendants filed a motion for summary judgment seeking dismissal of the case. Nevertheless, there can be no assurance that the defendants will be successful in defending against Mr. Kelly’s claims, or that the defendants will not have any liability on account of Mr. Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Arista Development LLC V. Handy & Harman Electronic Materials Corporation (“HHEM”)

In 2004, a subsidiary of H&H, HHEM, entered into an agreement to sell a commercial/industrial property in Massachusetts (the “MA Property”).  Disputes between the parties led to suit being brought in Bristol Superior Court in Massachusetts.  The plaintiff alleges that HHEM is liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  The court entered a preliminary injunction enjoining HHEM from conveying the property to anyone other than the plaintiff during the pendency of the case.  Discovery on liability and damages has been in abeyance while the parties are actively engaged in settlement discussions. Since discovery is not completed, it cannot be known at this time whether it is foreseeable or probable that plaintiff would prevail in the litigation or whether H&H would have any liability to the plaintiff.

Electroplating Technologies, Ltd v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contends that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential information of ETL.  ETL is seeking damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  On May 8, 2009, after a ten day trial, the jury found that Sumco had not misappropriated ETL’s trade secrets.  However, the jury found that Sumco had breached a contractual obligation owed to ETL and as compensation for that breach of contract, awarded ETL the sum of $250,000.  Following the jury verdict, the Court denied ETL’s equitable requests for an injunction and for an accounting.  Sumco is reviewing its options with respect to filing appropriate post trial motions.

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

Environmental Matters

H&H has been working cooperatively with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a consent order entered into in 1989 that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007, although H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is required, there will be monitoring of the Sold Parcel site for several years.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s Soil Action Remediation Action Report, dated December 28, 2007 as amended by an addendum letter dated July 15, 2008, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through March 31, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.3 million.  H&H received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and is pursuing its potential entitlement to additional insurance coverage.  H&H also has been conducting an investigation of the Adjacent Parcel, and is continuing the process of evaluating various options for its remediation of the Adjacent Parcel.

H&H entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  H&H is actively remediating the property and continuing to investigate the most effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December of 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  H&H anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  The ongoing cost of remediation is presently estimated at approximately $1.0 million.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are allocated 75% to the former owner/operator and 25% to H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of March 31, 2009, over and above the $1.0 million, total investigation and remediation costs of $1,052,479 and $351,161 have been expended by the former owner/operator and H&H, respectively, in accordance with the settlement agreement.  Additionally, H&H is currently being reimbursed through insurance coverage for a portion of the investigation and remediation costs for which the Company is responsible.  H&H believes that there is additional excess insurance coverage, which it intends to pursue as necessary.

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

H&H received a notice letter from the EPA in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H then voluntarily joined a group of ten (10) other PRPs (the “PRP Group”) which has since increased to thirteen (13), to work cooperatively regarding remediation of the Superfund site.  Investigative work is ongoing to determine whether there are other parties that sent hazardous substances to the Superfund site but that have not received notice letters or been named as PRPs to date.  The PRP Group submitted its good faith offer to the EPA in late October 2006.  The offer was contingent on the PRP Group arriving at an acceptable allocation amongst themselves.  The PRP Group agreed upon allocations as to percentages of responsibility for investigation and remediation costs at the Superfund site.  There is a “shortfall” in the overall allocation that is being shared, on a pro rata basis, among all of the participating PRPs.  The EPA has agreed to an orphan share equal to the past costs incurred through April 1, 2008 and has also agreed to cap all future EPA response and oversight costs at $2.9 million as further consideration for the orphan share.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  On December 9, 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts.  After the thirty-day comment period (during which no comments were received), the EPA filed a motion for the entry of the consent decree, which was granted on January 27, 2009.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009.  On March 12, 2009, H&H made a payment of $182,053 relating to the “true-up” of monies previously expended for remediation.  On March 27, 2009 H&H made a payment of $308,380 for H&H’s share of the early action items for the remediation project. There are some potentially responsible parties who have not participated to date in the consent decree negotiations and allocation process.  Any such non-participating potentially responsible party may be sued by the PRP Group under CERCLA.  That is a decision that will be made in the future by the participating PRPs.  The remediation of radiological contamination at the site is the responsibility of the Department of Energy (“DOE”).  The DOE radiological remediation is being accomplished by the U.S. Army Corps of Engineers (the “ACOE”).  The DOE portion of the work has begun but is not expected to be completed until August 2010, at which time the remaining remediation work relating to chemical contamination that is the responsibility of the PRP Group will be more clearly defined.  At that time, additional financial contributions will be required by the PRP Group.  The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The ACOE has informed one of the radiological PRPs in the PRP Group that it may seek contribution from that PRP for the portion of the remediation performed by the ACOE.  The radiological PRP in turn wishes to preserve its rights to sue the chemical PRPs in the event any portion of the ACOE’s claim relates to chemical waste.  The PRPs investigated the nature of the ACOE’s potential claim and determined, based on information currently available, that there is a minimal potential that the ACOE’s claim can legally or factually result in a contribution claim against the chemical PRPs.  H&H has recorded a significant reserve in connection with this matter.  In addition, on March 11, 2009, the Company executed a financial guaranty of H&H’s obligations in connection with the Superfund site.

H&H is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, H&H filed with MADEP a partial Class A-3 Response Action Outcome Statement (RAO) and an Activity & Use Limitation (AUL) for the MA Property.  By letter dated March 24, 2009, MADEP advised H&H that the RAO did not require a Comprehensive Audit.  By letter dated April 16, 2009, the MADEP advised H&H that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters combined with H&H’s Licensed Site Professional’s opinion constitute confirmation of the adequacy of H&H’s investigation of the MA Property as well as its remediation and post closure monitoring plans.  In addition, H&H has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, H&H does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, H&H and Bairnco have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters.  The Company had $6.1 million accrued related to estimated environmental remediation costs as of March 31, 2009.  Based upon information currently available, including H&H and Bairnco’s prior capital expenditures, anticipated capital expenditures, and information available to H&H and Bairnco on pending judicial and administrative proceedings, H&H and Bairnco do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on their financial position, but there can be no such assurances.  Such costs could be material to H&H and Bairnco’s results of operations and cash flows.  We anticipate that H&H and Bairnco will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco are unable to fund these liabilities, claims could be made against WHX for payment of such liabilities.  As further information comes into the Company’s possession, it will continue to reassess such evaluations.

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

Pension Plan Contingency Arising from the WPC Group Bankruptcy

On July 24, 2003, the Company entered into an agreement among the Pension Benefit Guaranty Corporation (“PBGC”), certain of its former subsidiaries (“WPC” and “WPSC”), and the United Steelworkers of America, AFL-CIO-CLC (“USWA”), in settlement of matters relating to the Termination Litigation, in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, WHX agreed, among other things, (a) to certain administrative facts and legal conclusions about the WHX Pension Plan, as well as certain ongoing agreements, as set forth in the settlement agreement, and (b)  that WHX will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  The WPC Group was a wholly-owned subsidiary of WHX until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown. However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.

ITEM 2.                       Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

WHX, the parent company, manages a group of businesses on a decentralized basis.  WHX owns H&H, a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials. In April 2007, WHX acquired Bairnco. Bairnco manages business units in three reportable segments:  Arlon EM, Arlon CM and Kasco.  The business units of H&H and Bairnco principally operate in North America with smaller operations in China and Europe.

H&H’s Segments

•	H&H’s Precious Metal activities include the fabrication of precious metal and their alloys into brazing alloys and the utilization of precious metal in precision electroplating.

•
H&H Tubing manufactures a wide variety of steel tubing products. Small-diameter precision-drawn tubing fabricated from stainless steel, nickel alloy and carbon and alloy steel is produced in many sizes and shapes to critical specifications for use in the appliance, refrigeration, petrochemical, transportation, semiconductor, aircraft and instrumentation industries. Additionally, tubular products are manufactured for the medical industry for use in surgical devices and instrumentation.

•
H&H Engineered Materials manufactures fasteners, fastening systems, plastic and steel connectors, exothermic welding materials, and electrogalvanized and painted sheet steel products for the roofing, construction, appliance, do-it-yourself, electric, natural gas and water distribution industries.

Bairnco Segments

•
Arlon EM manufactures high performance laminates & prepregs for circuit boards and silicone rubber composites. These materials provide the enabling platform for the electronic designs of the future, ranging across military electronics, semiconductor, energy, medical devices, aerospace, telecommunications and transportation applications.

•
Arlon CM’s  principal products include adhesive coated cut graphics and digitally printable cast and calendered vinyl films, cast vinyl fabric, custom-engineered laminates, and coated and laminated films, foils, foams and papers used in a broad range of industrial, consumer and commercial products.

•
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

First Quarter 2009 Cost Actions and Outlook

The world-wide economic recession which became evident in the latter part of 2008 intensified to levels during the first quarter of 2009 not experienced in many years, and in particular its impact on U.S. based manufacturers. This had a material adverse effect on almost all of our businesses during the first quarter of 2009, driving our sales down by over 25% from the first quarter of 2008. Significant end market declines and negative inventory adjustments were experienced by many of our served markets, especially general industrial, residential and industrial construction, transportation and appliance markets.

In late 2008 we formulated contingency plans to respond to the deteriorating economic conditions. Those plans and other cost containment actions were aggressively implemented during the first quarter of 2009 with the goals of maintaining adequate liquidity, preserving or increasing shares of key markets, sustaining margins on sales and retaining key employees.  The implementation and utilization of the WHX Business System has been and will continue to be central to achieving these goals and positioning the Company to realize enhanced performance as the global economies recover.

The contingency plans included a reduction in compensation and benefits for salaried employees, and layoffs in both the salaried and hourly workforce.  They further included the temporary idling of certain of the Company’s manufacturing facilities for various periods during the quarter to better match production with customer demand.

The Company made considerable progress during the first quarter with respect to all of those efforts – reducing costs, conserving cash, operating safely, and producing the highest quality products as efficiently as possible under the current market conditions.  Notwithstanding the progress made during the quarter in achieving its goals, the Company could not overcome the weakened global demand for its products, and its shipments and revenues declined significantly compared to the first quarter of 2008.

Comparison of the First Quarter of 2009 with the First Quarter of 2008

Net sales for the first quarter of 2009 decreased by $44.6 million, or 25.2%, to $132.7 million, as compared to $177.3 million in the first quarter of 2008. The Precious Metal segment net sales decreased by $21.3 million, or 46.7%, to $24.4 million. The decreased sales were primarily driven by lower volume in almost all of its markets, particularly sales to the electronics, construction equipment, and appliance markets, but also by lower precious metal prices in 2009 compared to the first quarter of 2008.  The Tubing segment sales decreased by $8.5 million, or 28.6%, driven by reduced sales to the home appliance markets serviced by the Specialty Tubing Group.  There was also a reduction in sales to the petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group,  which was partially offset by growth in sales to the medical market. The Engineered Materials segment sales decreased by $8.9 million, or 17.5%, with continued weakness experienced in the commercial flat roofing fasteners market, natural gas and other utility connectors used in residential construction that it supplies, as well as a drop in sales to its international markets.  A reduction in steel prices has caused pricing pressures on the selling prices for certain products that the Company sells.  Arlon EM segment sales were up $0.7 million, or 3.8% on a mixed performance of its businesses.  The Arlon EM segment saw strength in its international sales, particularly related to infrastructure in China and India, as well as higher sales to military markets, partially offset by lower sales of silicone rubber materials used in a broad range of products sold to the transportation, semi-conductor, and general industrial markets.  The Arlon CM segment sales declined by $5.3 million, or 30.2%. The broad based economic recession has affected demand in our Asian shipping container market and in the North American graphics market for corporate imaging, which was slightly offset by higher sales in the North American digital print media market.  The Kasco segment sales declined by $1.2 million, or 6.9%.  Sales to U.S. grocery stores and route sales were stable, offsetting weakness in distributor sales, but pricing pressures increased due to a reduction in steel prices.

Gross profit in the first quarter of 2009 was $29.4 million as compared to $40.8 million in 2008. The $11.4 million decline in year over year gross profit is primarily due to lower sales volume, which was partially offset by cost reduction initiatives, contributions from price increases taken after the first quarter of 2008, and lower steel costs in 2009. As a percentage of sales, gross profit was 22.1% as compared to 23.0% in 2008.

Selling, general and administrative (“SG&A”) expenses decreased $3.9 million to $32.2 million, or 24.3% of sales, in 2009 from $36.1 million, or 20.4% of sales, in 2008.  On January 4, 2009, the Company implemented a 5% salary reduction to annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers, in furtherance of the Company’s ongoing efforts to lower its operating costs. The Company also suspended its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement. The Company developed contingency plans in late 2008 to further reduce fixed and variable expenses at its various locations if sales and/or operating income fell below pre-determined levels.  Many of these plans were implemented in the first quarter of 2009. The Company incurred severance costs of $0.6 million in addition to the restructuring costs of $0.5 million discussed below, in the first quarter of 2009 in connection with workforce reduction efforts.

Restructuring costs of $0.5 million were recorded in the first quarter of 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office.  Such costs consisted of $0.4 million of termination benefits and $0.1 million of rent and other facility closure costs.

Pension expense for the WHX Pension Plan of $3.5 million was recorded in the first quarter of 2009.  This non-cash pension expense included $3.2 million of actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%, partially offset by an increase in discount rates.  In 2008 the Company recorded a pension credit of $2.0 million, including $1.8 million for the WHX Pension Plan.

Income from operations decreased $13.4 million to a $6.8 million loss in the first quarter of 2009 as compared to income of $6.5 million in the same period of 2008. The operating loss in the 2009 period was principally driven by decreased sales and gross profit in all of our operating segments in addition to a net increase in pension expense of $5.3 million.

Interest expense was $5.2 million in the first quarter of 2009, representing a 49.6% decrease in comparison to $10.4 million in 2008, as total borrowings and the related interest rates both decreased.  In September of 2008, WHX completed the Rights Offering, raising $156.5 million in equity and cash, of which approximately $13.2 million was used to pay down its senior debt and $142.5 million was used to pay down certain related party long-term debt of WHX, H&H and Bairnco.

Realized and unrealized gains on derivatives were $0.3 million in the first quarter of 2009, compared to a $1.6 million loss in the first quarter of 2008. The derivative financial instruments utilized by H&H are precious metal forward and future contracts, which are used to economically hedge H&H’s precious metal inventory against price fluctuations.  Generally, losses from such derivatives are incurred as precious metal market prices increase over the contract term, and gains are recognized as precious metal prices decrease over the contract term.  Although market prices increased during the first quarter of 2009, the Company increased its precious metal inventory during most of the quarter, causing it to sell into a rising market, yielding gains.  Whereas in 2008 the Company liquidated inventory, resulting in purchases of contracts in a rising market, resulting in losses.

In the first quarter of 2009, a tax benefit of $0.2 million was recorded, principally for state taxes.  For the first quarter of 2008, a tax provision of $0.8 million was recorded, principally for state and foreign income taxes.  The Company has not recorded any federal income tax benefit in either period due to the uncertainty of realizing the benefit of the Company’s NOLs in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods. The tax benefit for the first quarter of 2009 reflects a favorable impact of $0.5 million.  This favorable adjustment resulted from a change in the state effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

Net loss for the first quarter of 2009 was $11.4 million, or $0.93 per share, on 12,179,000 shares outstanding.  This compares to a net loss of $6.2 million or $6.21 per share for the first quarter of 2008, on 1,000,000 shares outstanding.  The large difference in the number of shares outstanding is due to the additional shares issued in the Rights Offering in September 2008.

The comments that follow compare revenues and operating income by segment for the first quarter of 2009 and 2008.

Precious Metal

Net sales for the Precious Metal segment decreased $21.3 million or 46.7%, to $24.4 million in the first quarter of 2009 from $45.7 million in the first quarter of 2008.  The decreased sales were primarily driven by lower volume in almost all of its markets, particularly the sales to the electronics, construction equipment, and appliance markets, but also by lower precious metal prices in 2009 compared to the first quarter of 2008. The brazing alloys made by this segment are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries. The electro-galvanized electronic and electrical components sold by this segment are primarily for use in the automotive industry.  Therefore, the broad-based recession significantly reduced the sales of the Precious Metal segment.

Segment operating income decreased by $3.8 million to a loss of $1.4 million in the first quarter of 2009, compared to operating income of $2.4 million in the first quarter of 2008.  The decrease was driven by the sales decline, but also by reduced gross profit margin, principally due to the mix of product sold.  Sales to the HVAC and welding distribution markets declined less than to other markets, but yield a significantly lower gross profit margin than do other sales.  In April 2009, the Company announced the closure of a facility in New Hampshire which is part of the Precious Metal segment and the relocation of the functions to existing facilities in Milwaukee and in China.  The segment has also implemented other cost saving measures.

In 2008, the Company evaluated its Sumco subsidiary in light of ongoing operating losses.  Sumco sells electroplating services primarily to the automotive market.  Sumco has had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and by Sumco’s reliance on the automotive market for over 90% of its sales.  On March 12, 2009, Sumco issued a Worker Adjustment and Retraining Notice (WARN) to all appropriate recipients including governmental officials and Sumco employees relating to the proposed sale or closure of Sumco. The Board of Directors of Sumco is exploring strategic options for the Sumco business.

Tubing

In the first quarter of 2009, net sales for the Tubing segment declined $8.5 million, or 28.6%, to $21.2 million from $29.6 million in the first quarter of 2008, driven by reduced sales to the home appliance markets serviced by the Specialty Tubing Group.  There was also a reduction in sales to the petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group, which was partially offset by growth in sales to the medical market.

Segment operating income decreased by $2.1 million to an operating loss of $0.8 million in the first quarter of 2009 as compared to operating income of $1.3 million in the first quarter of 2008. Gross margin percentage declined because fixed costs could not be reduced in the same proportion as the sales decline, partially offset by reductions in raw material costs.

In December 2008, WHX management decided to exit the welded specialty tubing market in Europe and close ITD, sell ITD’s assets, pay off ITD’s related debt and repatriate cash remaining post closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers.  A non-cash impairment charge was recorded against the machinery and equipment of this subsidiary for $0.5 million in the fourth quarter of 2008.

Engineered Materials

Net sales for the Engineered Materials segment decreased $8.9 million, or 17.5%, to $42.1 million in the first quarter of 2009 from $51.0 million in the first quarter of 2008.  There was continued weakness experienced in the commercial flat roofing fasteners market as its customers utilized their existing inventories, weakness in natural gas and other utility connectors used in residential construction, as well as a drop in sales to its international markets.

Segment operating income decreased by $1.4 million from operating income of $1.3 million in the first quarter of 2008 to an operating loss of $0.1 million in the first quarter of 2009.  The decline in operating income was principally the result of the lower sales volume, partially offset by pricing increases.  Gross margin percentage for the segment remained relatively stable.  In view of the decline in sales, the segment has implemented various cost saving measures.

Arlon EM

In the first quarter of 2009 net sales for the Arlon EM segment increased by $0.6 million, or 3.8%, to $17.0 million, from $16.4 million in the prior year. Sales of electronic high technology materials to the printed circuit board industry rose by $2.2 million.  PTFE laminate sales to commercial applications, such as cellular antennas, were largely related to third generation (“3G”) cellular technology upgrades in China and increased cellular infrastructure activity in India.  Reflecting the economic downturn, sales of silicone rubber composites decreased by $1.5 million in the first quarter of 2009. These products are used for flexible heaters, traction motor insulation, and hose and duct materials which are used in transportation, semiconductor, and general industrial markets.

Segment operating income increased $0.2 million to $1.4 million in the first quarter of 2009 principally as a result of higher sales and improved operating efficiencies in the China manufacturing facility as well as reduced staffing and expense reductions as compared to the same quarter of the prior year.

Arlon CM

Arlon CM sales decreased by $5.3 million, or 30.2%, from $17.7 million in the first quarter of 2008 to $12.3 million in the first quarter of 2009.  Sales decreased on weakness in most product lines due to the world-wide economic recession, with lower demand from the Asian shipping container market and the North American graphics market for corporate imaging, slightly offset by higher sales in the North American digital print media market. Also, this segment’s materials sales decreased as a result of the general economic recession, particularly affecting industrial electronics and automotive business as manufacturers and distributors work through existing inventories.

Operating losses increased from a $1.1 million loss in the first quarter of 2008 to $1.4 million loss in the same quarter of 2009. Gross profit decreased on lower sales and from the associated impact on throughput, underutilized capacity, and plant efficiencies.  This was partially offset by the effect of certain improvements from Lean Manufacturing techniques, along with an improved sales mix, which increased gross profit slightly as a percent of sales in the first quarter of 2009.

Kasco

Kasco sales decreased by $1.2 million, or 6.9%, from $16.9 million in the first quarter of 2008 to $15.7 million in the first quarter of 2009.  Kasco North America (“Kasco NA”), sales grew 3% due to strong U.S. and Canada route sales but were partially offset by softer distributor sales.  Price reductions were made to retain market share; however product mix of higher margin products offset lower selling prices. Sales for Kasco’s European operations declined 24%, significantly affected by the stronger U.S. dollar, but also reflecting global economic weakness.  Operating income decreased $0.3 million from $0.8 million in the first quarter of 2008 to $0.6 million in the same quarter of 2009.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2009 totaled $50,000. Net loss adjusted for non-cash income and expense items used approximately $4.9 million of net cash. However, working capital accounts provided $4.8 million of cash, as follows: accounts receivable provided $7.9 million, inventories used $2.2 million, accrued interest due to SPII provided $0.3 million, and net other current assets and liabilities used $1.2 million.

Net cash used in operating activities for the three months ended March 31, 2008 totaled $8.1 million.  Net loss adjusted for non-cash income and expense items provided $3.1 million of cash. Working capital accounts used $11.1 million of cash, as follows: accounts receivable used $19.9 million, inventories used $1.6 million, interest accrued but not paid to SPII provided $4.2 million, and net other current assets and liabilities provided $6.0 million.

The major reason for the change in operating cash flow in the 2009 quarter compared to the 2008 quarter was a reduction in accounts receivable.  Due principally to the sales decline in the 2009 quarter as compared to the 2008 quarter, accounts receivable was $36.8 million lower ($73.2 million) as of March 31, 2009 as compared to March 31, 2008 ($110.0 million). The number of days’ sales outstanding in accounts receivable was comparable between quarters, as was the accounts receivable turnover rate.  The Company effectively managed its accounts receivable despite the negative recessionary trends affecting many of the markets that the Company’s subsidiaries operate in.

Inventory used $2.2 million in the quarter ended March 31, 2009 as compared to $1.6 million in the same quarter of 2008.  Inventory was $77.2 million as of March 31, 2009 compared to $85.5 million as of March 31, 2008, a decrease of $8.3 million.  The levels of inventory dropped consistently throughout the quarters of 2008, largely driven by continual improvements in inventory management using the WHX Business System, which includes Lean manufacturing and other managerial processes and procedures, as well as a reduction in the quantity of precious metal inventory owned throughout 2008. While the Company continues to focus on inventory management, the rate of inventory management improvements has slowed in 2009 as the most substantial improvements have already been realized.

Total accrued interest due to SPII, including both the current and long-term portions, provided $2.1 million in the 2009 quarter compared to $6.0 million in the 2008 quarter.  The reason for the decline in accrued interest is that the Company has reduced its level of debt substantially since March 31, 2008, when debt totaled $373 million, to total debt of $210 million as of March 31, 2009.  The major repayment of debt was made using the proceeds of the Rights Offering completed on September 25, 2008.

Net other current assets and liabilities used $1.2 million in the quarter ended March 31, 2009, and provided $6.1 million in the quarter ended March 31, 2008. There is normally a seasonal growth in trade accounts payable from a low point of December 31 of the previous year, due to the Company’s business cycle.  However, in the 2009 quarter, due to the weaker sales, the growth in trade accounts payable since year-end was lower by $2.8 million as compared to the first quarter of 2008.  Another significant change related to the change in accrued expenses, including the effect of the WHX Pension Plan.  In the quarter ended March 31, 2009, the Company recorded an additional pension plan accrual of $3.5 million, whereas in the quarter ended March 31, 2008, the pension plan accrual declined by $2.2 million.  Other accrued expenses such as for employee compensation declined in the 2009 quarter as well, due to less business activity and profitability.

Investing Activities

Investing activities used $1.4 million in the quarter ended March 31, 2009 and $5.2 million in the quarter ended March 31, 2008.  Capital spending in the 2009 quarter was $2.1 million, as compared to $3.5 million spent in the 2008 quarter.  The Company received net proceeds of $0.7 million related to its settlements of precious metal derivative contracts in the quarter ended March 31, 2009, as compared to net payments totaling $1.8 million in the quarter ended March 31, 2008.

Financing Activities

Financing activities used a net amount of $0.3 million in the quarter ended March 31, 2009.  The Company repaid $5.8 million of its term loans during the quarter, and this was offset by a $6.8 million increase in its revolving credit facilities, for a net increase in debt of $1.0 million.  In the quarter ended March 31, 2008, the Company increased its total borrowings by $11.6 million, an increase of $10.6 million compared to the 2009 quarter, principally to fund higher capital expenditures, greater derivative losses and higher working capital needs in 2008.  The Company has focused on effectively managing cash and working capital in the 2009 quarter despite the decline in sales. The Company paid $0.9 million of financing fees during the 2009 quarter as compared to $1.1 million in the 2008 quarter, principally related to extending and otherwise amending its credit facilities in both quarters.

Liquidity

The Company recorded a net loss of $11.4 million for the quarter ended March 31, 2009, following a profitable year in 2008, when the Company had net income of $3.0 million and $10.1 million of cash flow provided by operating activities.  For the quarter ended March 31, 2009, cash flow used in operating activities was $50,000, as compared to $8.1 million used in operating activities in the same quarter of 2008.

In recent years prior to 2008, the Company incurred significant losses and used significant amounts of cash in operating activities, and as of March 31, 2009, had an accumulated deficit of $442.5 million.  As of March 31, 2009, the Company’s current assets totaled $168.3 million and its current liabilities totaled $127.0 million; for net working capital of $41.3 million.  The Company reduced its level of debt substantially in 2008, from $359.4 million as of January 1, 2008 to $209.2 million as of December 31, 2008 and $210.1 million as of March 31, 2009, principally through the Rights Offering completed on September 25, 2008.

Shelf Registration Statement

On April 24, 2009, the Company filed a shelf registration statement on Form S-3 with the SEC.  If and when the shelf registration statement is declared effective by the SEC, the Company may from time to time issue up to $10 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock, or debt securities, or any combination of the above, separately or as units. The terms of any offerings under the shelf registration statement will be determined at the time of any offering.  The Company does not presently have any definitive plans or current commitments to sell securities that may be registered under the shelf registration statement.  The Company believes that, once effective, the shelf registration statement will provide the Company with the flexibility to quickly raise capital in the market as conditions become favorable with a minimum of administrative preparation and expense.  The net proceeds of any such issuances under the shelf registration statement are expected to be used for general corporate purposes, which may include working capital and/or capital expenditures.

Rights Offering

As a result of the Rights Offering, the Company sold 11,178,459 shares of common stock, to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SPII subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SPII owns 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SPII, plus accumulated dividends, together totaling approximately $6.0 million, (ii) repay Company indebtedness to SPII of approximately $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SPII.  After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date.

WHX Corporation, the parent company

WHX has as its sole source of cash flow, distributions from its principal subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $7.0 million of which has been distributed.  Of the remaining $5.0 million permitted to be loaned to WHX, a maximum amount of $2.5 million may be loaned prior to March 31, 2010, and the remainder may be loaned thereafter..  H&H’s credit facilities are collateralized by substantially all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are secured by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The recent decline of stock prices across a significant cross-section of the United States stock market has resulted in an unfunded pension liability of the WHX Pension Plan of $137.5 million as of March 31, 2009.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.2 million and $6.0 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of March 31, 2009, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $2.4 million and current liabilities of approximately $1.4 million.  Management expects that WHX will be able to fund its operations in the ordinary course over at least the next twelve months.

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

On March 12, 2009, H&H and its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to a maximum additional amount of $2.5 million prior to March 31, 2010, and (vi) provide for an increase in the existing limited guaranty by H&H from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

On May 8, 2009, H&H and its subsidiaries further amended their the Wachovia Facilities to provide for, among other things, additional term loans to the borrowers thereunder in the aggregate principal amount of approximately $5.3 million, which were consolidated with the existing term loans under the Wachovia Facilities for a combined aggregate principal amount of $15.0 million, and additional guaranties by certain subsidiary trusts.  Pursuant to this amendment: (a) a portion of the obligations under the tranche B term loan under the Wachovia Facilities was prepaid in an amount equal to $5.0 million; and (b) the remaining available proceeds of the term loans are to be used for operating and working capital purposes.   The Term B Loan was also amended on May 8, 2009 to provide for additional guaranties by certain subsidiary trusts.

On March 12, 2009, Bairnco and certain of its subsidiaries amended the Wells Fargo Facility and the Ableco Facility to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  The Subordinated Debt Credit Agreement with SPII was also amended to, among other things, increase the interest rates.

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by a borrowing base of accounts receivable and inventory.  As of March 31, 2009, H&H’s availability under its credit facilities was $17.0 million, and Bairnco’s availability under its credit facilities was $5.6 million.  However, there can be no assurances that they will continue to have access to all or any of the credit lines if their operating and financial performance do not satisfy relevant borrowing base criteria and financial covenants within the financing agreements.  If either H&H or Bairnco do not satisfy borrowing base criteria or financial covenants, and if they are unable to secure necessary waivers or other amendments from the lender, they will not have access to their credit facilities, which could adversely affect the Company’s liquidity.

The Company

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of assets and/or businesses, and (iv) from other discrete transactions.

Management believes that the Company has the ability to meet its capital requirements on a continuing basis for at least the next twelve months. However, the ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and sale of certain assets.

In 2008, management decided to exit the welded specialty tubing market in Europe and close its ITD subsidiary, sell ITD’s assets, pay off ITD’s related debt and repatriate cash remaining post-closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers.  In 2008, the Company also evaluated its Sumco subsidiary in light of ongoing operating losses.  Sumco sells electroplating services primarily to the automotive market.  Sumco has had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and by Sumco’s reliance on the automotive market for over 90% of its sales.  On March 12, 2009, Sumco issued a Worker Adjustment and Retraining Notice (WARN) to all appropriate recipients including governmental officials and Sumco employees relating to the proposed sale or closure of Sumco. The Board of Directors of Sumco is exploring strategic options for the Sumco business.

In April, 2009, the Company announced the closure of a facility in New Hampshire which is part of the Precious Metal segment and the relocation of the functions to existing facilities in Milwaukee and in China.

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

However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company. There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations or through financing could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded,  processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                      OTHER INFORMATION

ITEM 1.                       Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 15- Contingencies-Legal Matters, of this report.

ITEM 1A.                    Risk Factors

Please see “Risk Factors” from the WHX Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.  The following are the material changes to the risk factors that were disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Risks related to the Current Contractions in the Global and Domestic Economies.

Our Annual Report on Form 10-K contains a number of risk factors relating to the current global recession. Since the filing of the Form 10-K, the global economic downturn deepened during the first quarter of 2009.  The market for our products, particularly in the general industrial, residential and industrial construction, transportation and appliance markets, have remained at depressed levels, as evidenced by a 25.2% decline in the Company’s sales in the first quarter of 2009 versus the same period in the prior year.  A significant portion of our revenues are received from customers in automotive and construction related industries, which have recently experienced significant financial downturns.  Recent developments concerning the automotive industry that may negatively impact the Company include Chrysler LLC’s decision to file for Chapter 11 bankruptcy protection and public statements by General Motors Corporation that it intends to accelerate idling and closures of certain of its plants as part of its viability plan.  Additionally, construction spending remained weak in much of the first quarter of 2009, and decreases in mortgage lending, continued high levels of inventories of unsold new homes, decreased consumer spending and increased vacancy rates at commercial properties could cause further declines in demand for our products that are used in residential and commercial construction.  The continued weakness in our principal markets and the deterioration of the broader global economy could result in greater then expected decreases in demand for our products and the products of our customers, which would materially and adversely affect our revenues, profitability, operating results and cash flow.

ITEM 6.                       Exhibits

*	Exhibit 4.55. Amendment No. 23 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated May 8, 2009.

*	Exhibit 4.56. Amendment No. 18 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of May 8, 2009.

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

WHX CORPORATION

/s/ James F. McCabe,Jr. James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

May 15, 2009

Exhibits

*	Exhibit 4.55. Amendment No. 23 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated May 8, 2009.

*	Exhibit 4.56. Amendment No. 18 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of May 8, 2009.

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