Form 10-Q
period 2009-06-30
WHX CORP
filed 2009-08-19
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒    No ☐

The number of shares of Common Stock issued and outstanding as of August 18, 2009 was 12,178,565

Part I. Item 1: Financial Statements

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

	(in thousands except per share)

Net sales	$141,395	$196,972	$272,249	$369,300
Cost of goods sold	106,473	149,303	207,552	281,900
Gross profit	34,922	47,669	64,697	87,400

Selling, general and administrative expenses	25,239	34,939	57,153	70,304
WHX Pension Plan expense (credit)	3,458	(2,335)	6,915	(4,370)
Asset impairment charges	2,046	-	2,046	-
Proceeds from insurance claims, net	-	(2,690)	-	(2,690)
Restructuring charges	1,192	761	1,725	1,350
Loss on disposal of assets	78	168	74	146
Income (loss) from operations	2,909	16,826	(3,216)	22,660
Other:
Interest expense	7,006	11,008	12,074	21,222
Realized and unrealized (gain) loss on derivatives	(25)	(302)	(306)	1,325
Other expense (income)	84	83	(115)	(60)
Income (loss) from continuing operations before tax	(4,156)	6,037	(14,869)	173
Tax provision	411	862	166	1,470
Income (loss) from continuing operations, net of tax	(4,567)	5,175	(15,035)	(1,297)

Discontinued Operations:
Income (loss) from discontinued operations, net of tax	(1,009)	158	(1,909)	418
Gain on disposal, net of tax	1,489	-	1,489	-
Net income (loss) from discontinued operations	480	158	(420)	418

Net income (loss)	$(4,087)	$5,333	$(15,455)	$(879)

Basic and diluted per share of common stock

Income (loss) from continuing operations, net of tax	$(0.38)	$5.17	$(1.24)	$(1.30)
Discontinued operations, net of tax	0.04	0.16	(0.03)	0.42
Net income (loss)	$(0.34)	$5.33	$(1.27)	$(0.88)

Weighted average number of common shares outstanding	12,179	1,000	12,179	1,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars and shares in thousands)	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$8,539	$8,656
Trade and other receivables - less allowance for doubtful accounts of $4,257 and $3,174 at 6/30/09 and 12/31/08, respectively	80,282	77,940
Inventories	62,795	71,846
Deferred income taxes	1,105	1,310
Other current assets	8,380	10,285
Current assets of discontinued operations	5,587	7,187
Total current assets	166,688	177,224

Property, plant and equipment at cost, less accumulated depreciation and amortization	93,191	98,423
Goodwill	65,073	65,073
Other intangibles, net	35,486	36,962
Non-current assets of discontinued operations	2,701	4,084
Other non-current assets	16,622	17,718
	$379,761	$399,484

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Trade payables	$34,925	$35,965
Accrued environmental liability	5,939	6,722
Accrued liabilities	28,484	36,890
Accrued interest expense - related party	894	262
Current portion of long-term debt	5,944	8,295
Short-term debt	37,230	32,970
Deferred income taxes	257	257
Current liabilities of discontinued operations	3,278	5,787
Total current liabilities	116,951	127,148

Long-term debt	104,674	109,174
Long-term debt - related party	54,098	54,098
Accrued interest expense - related party	6,489	2,237
Accrued pension liability	140,984	133,990
Other employee benefit liabilities	3,996	4,233
Deferred income taxes	4,731	5,307
Long-term liabilities of discontinued operations	176	188
Other liabilities	4,117	5,016
	436,216	441,391

Stockholders' (Deficit) Equity:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock -$.01 par value; authorized 180,000 shares; issued and outstanding 12,179 shares	122	122
Accumulated other comprehensive loss	(162,798)	(163,502)
Additional paid-in capital	552,786	552,583
Accumulated deficit	(446,565)	(431,110)
Total stockholders' deficit	(56,455)	(41,907)
	$379,761	$399,484

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(15,455)	$(879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,586	10,392
Non-cash stock based compensation	158	241
Amortization of debt related costs	906	1,070
Long-term interest on related party debt	4,252	3,528
Deferred income taxes	(402)	150
Loss on asset dispositions	74	146
Asset impairment charges	2,046	-
Unrealized loss on derivatives	505	171
Reclassification of net cash settlements on derivative instruments	(810)	1,154
Net cash provided by operating activities of discontinued operations	1,734	2,066
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(1,662)	(29,098)
Inventories	9,068	5,569
Other current assets	1,915	1,741
Accrued interest expense-related party	632	8,065
Other current liabilities	(4,072)	12,665
Other items-net	211	(200)
Net cash provided by operating activities	8,686	16,781
Cash flows from investing activities:
Plant additions and improvements	(3,623)	(6,650)
Net cash settlements on derivative instruments	810	(1,154)
Proceeds from sales of assets	57	8,117
Net cash provided by investing activities of discontinued operations	637	-
Net cash provided by (used in) investing activities	(2,119)	313
Cash flows from financing activities:
Proceeds from term loans - domestic	9,328	4,000
Net revolver borrowings (repayments)	4,021	(6,567)
Net proceeds (repayments) of term loans - foreign	249	-
Repayments of term loans - domestic	(16,203)	(13,990)
Deferred finance charges	(1,300)	(1,575)
Net change in overdrafts	(735)	2,061
Net cash used in financing activities of discontinued operations	(2,042)	(274)
Other	(95)	-
Net cash used in financing activities	(6,777)	(16,345)
Net change for the period	(210)	749
Effect of exchange rate changes on net cash	93	149
Cash and cash equivalents at beginning of period	8,656	6,090
Cash and cash equivalents at end of period	$8,539	$6,988

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Additional Paid-In	Total Stockholders'
	Shares	Amount	Loss	Deficit	Capital	(Deficit)

Balance, December 31, 2008	12,179	$122	$(163,502)	$(431,110)	$552,583	$(41,907)

Current period change			704			704
Net loss				(15,455)		(15,455)
Total comprehensive loss						(14,751)
Amortization of stock options					203	203

Balance, June 30, 2009	12,179	$122	$(162,798)	$(446,565)	$552,786	$(56,455)

				Six Months Ended
Comprehensive Loss				June 30, 2009	June 30, 2008
Net loss				$(15,455)	$(879)
Foreign currency translation adjustment				680	662
Valuation of marketable equity securities				24	-
				$(14,751)	$(217)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - The Company and Nature of Operations

WHX Corporation, the parent company (“WHX”), manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), which is a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  WHX also owns Bairnco Corporation (“Bairnco”), which has business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services. Bairnco was acquired by WHX in April 2007.  See Note 15 for a description of the business and products of each of the Company’s segments.  The business units of H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, are referred to herein as the “Company.”

Note 2 - Management’s Plans and Liquidity

The world-wide economic recession which became evident in the second half of 2008 continued to impact net sales and profitability through the first half of 2009.  Significant end market declines were experienced by many of the Company’s served markets, especially general industrial, residential and industrial construction, transportation, and appliance markets. This had a material adverse effect on almost all of the Company’s businesses during the first half of 2009, driving sales down by over 25% from the first half of 2008.  Most of the Company’s reporting segments experienced declines in operating income for both the quarter and six months ended June 30, 2009 compared to the same periods in 2008.

In late 2008, management prepared contingency plans to respond to the deteriorating economic conditions which were aggressively implemented in 2009.  Significant extraordinary cost containment actions were initiated and are continuing across all of the business segments and the corporate headquarters.  These 2009 actions include a reduction in compensation and benefits for salaried employees, layoffs in both the salaried and hourly workforce, the temporary idling of certain of the Company’s manufacturing facilities for various periods during the six months to better match production with customer demand, and certain restructuring activities. The Company believes that the 2009 restructuring activities will strengthen its competitive position over the long term.

The Company recorded a net loss of $4.1 million for the quarter ended June 30, 2009, as compared to $5.3 million net income recorded in the second quarter in 2008.  For the six months ended June 30, 2009, the Company incurred a net loss of $15.5 million, as compared to a $0.9 million net loss for the six months ended June 30, 2008.  The higher net loss in 2009 includes an increase in non-cash pension expense of $5.8 million and $11.3 million in the quarter and six months ended June 30, 2009, respectively, as compared to the same periods of 2008.  Net loss for the six month period of 2009 was also increased by a $2.3 million higher loss at Sumco, Inc., an operation currently being wound down and which is anticipated will be a discontinued operation by year-end, as well as a $0.8 million higher loss at Indiana Tube Denmark, a discontinued operation. 2009 also included restructuring and non-cash asset impairment charges of $3.2 million and $3.8 million for the quarter and six months ended June 30, 2009, respectively.  The quarter and six month period ended June 30, 2008 included a gain from insurance proceeds of $2.7 million.  The Company had $8.7 million of cash flow provided by operating activities for the six months ended June 30, 2009, as compared to $16.8 million provided in the same six month period last year.  As of June 30, 2009, H&H’s availability under its credit facilities was $20.5 million, and Bairnco’s availability was $4.4 million.

 In recent years prior to 2008, the Company incurred significant losses and used significant amounts of cash in operating activities, and as of June 30, 2009, had an accumulated deficit of $446.6 million.  As of June 30, 2009, the Company’s current assets totaled $166.7 million and its current liabilities totaled $117.0 million; for net working capital of $49.7 million.  The Company reduced its level of debt substantially in 2008, from $359.4 million as of January 1, 2008 to $209.2 million as of December 31, 2008 and $204.5 million as of June 30, 2009, principally through a rights offering completed by the Company on September 25, 2008 (the “Rights Offering”).  The Rights Offering generated $156.5 million of cash, which was used by the Company to repay $142.5 million of indebtedness to Steel Partners II, L.P. (“SP II”), the Company’s largest shareholder at that time, and $13.2 million of additional debt.

WHX Corporation, the parent company

WHX, the parent company, has as its sole source of cash flow, distributions from its principal subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $9.5 million of which has been distributed.  The remaining $2.5 million is not permitted to be loaned to WHX before March 31, 2010.  H&H’s credit facilities are collateralized by substantially all of the assets of H&H and its subsidiaries.  Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are secured by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline in 2008 of prices across a cross-section of financial markets resulted in an accrued pension liability of the WHX Pension Plan of $141.0 million as of June 30, 2009.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.8 million and $9.7 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of June 30, 2009, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $4.0 million and current liabilities of approximately $0.8 million.  On July 31, 2009, WHX CS Corp., one of these unrestricted subsidiaries of WHX, sold its equity investment in CoSine Communications, Inc. to SP II for $3.1 million.  $3.0 million was loaned to Bairnco by WHX on August 19, 2009 in connection with Bairnco’s partial repayment of its Credit Agreement with Ableco Finance LLC (“Ableco”), as administrative agent thereunder (the “Ableco Facility”).

Management expects that WHX will be able to fund its operations in the ordinary course of business over at least the next twelve months.

Handy & Harman and Bairnco

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will improve or when the credit contraction will significantly ease.  As a result of the ongoing credit market conditions, the Company may not be able to obtain additional debt or equity financing if necessary or desired.  Furthermore, one or more of the financial institutions that make available H&H and Bairnco’s revolving credit facilities may become unable to fulfill their funding obligations, which could materially and adversely affect liquidity.

On March 12, 2009, H&H and its subsidiaries amended each of their Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), as agent (the “Wachovia Facilities”), and their Loan and Security Agreement with SP II (the “Term B Loan”) to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to a maximum additional amount of $2.5 million prior to March 31, 2010, and (vi) provide for an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

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

Effective July 31, 2009, H&H and its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) reset certain financial covenants, (ii) increase the existing limited H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million, and (iii) provide for the repayment of a portion of the term loan under the Wachovia Facilities in the amount of $3.0 million.

On March 12, 2009, Bairnco and certain of its subsidiaries amended the Ableco Facility and their Credit Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent thereunder (the “Wells Fargo Facility”), to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of that certain Security Agreement by H&H in favor of Ableco (the “H&H Security Agreement”) and that certain Limited Continuing Guaranty by H&H in favor of Ableco (the “H&H Guaranty”).  Bairnco’s Credit Agreement with SP II (the “Subordinated Debt Credit Agreement”) was also amended to, among other things, increase the interest rates.

Effective August 18, 2009, Bairnco and certain of its subsidiaries also amended the Ableco Facility to, among other things, (i) reset certain financial covenants, (ii) increase the existing limited H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million and (iii) provide for the repayment of a portion of the Ableco Facility in the amount of $3.0 million.  The Wells Fargo Facility and the Subordinated Debt Credit Agreement were also amended  effective August 18, 2009, to, among other things, (i) reset certain financial covenants to levels consistent with the Ableco Facility, as amended, and (ii) permit the repayment of a portion of the Ableco Facility in the amount of $3.0 million.  The $3.0 million repayment was funded by a subordinated secured loan from WHX to Bairnco in the amount of $3.0 million.

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by their respective borrowing base of accounts receivable and inventory.  As of June 30, 2009, H&H’s availability under its credit facilities was $20.5 million, and Bairnco’s availability under its credit facilities was $4.4 million.  On July 31, 2009, H&H reached a settlement agreement with an insurer for reimbursement of remediation and legal expense for five environmental sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.  The insurer agreed to pay to H&H $3.0 million for past indemnity expense and $150,000 for past defense costs, and such insurance proceeds were paid to H&H on August 10, 2009.  As further described in Note 10 “Inventory”, H&H anticipates funding the purchase of 500,000 ounces of silver during the third quarter for customer metal that is subject to pool account agreements, which, depending on the market value of silver at the time, may approximate $6.5 to $7.5 million.

There can be no assurances that H&H and Bairnco will continue to have access to all or any of their lines of credit if their respective operating and financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If either H&H or Bairnco do not meet certain of their respective financial covenants or satisfy the relevant borrowing base criteria, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by their respective lenders and their liquidity could be adversely affected.

Shelf Registration Statement

Pursuant to a shelf registration statement filed on Form S-3 with the Securities and Exchange Commission (“SEC”) and declared effective on June 29, 2009, the Company may from time to time issue up to $25 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock, or debt securities, or any combination of the above, separately or as units. The terms of any offerings under the shelf registration statement will be determined at the time of the offering.  The Company does not presently have any definitive plans or current commitments to sell securities that may be registered under the shelf registration statement.  However, management believes that the shelf registration statement provides the Company with the flexibility to quickly raise capital in the market as conditions become favorable with a minimum of administrative preparation and expense.  The net proceeds of any such issuances under the shelf registration statement are expected to be used for general corporate purposes, which may include working capital and/or capital expenditures.

Summary

Management believes that the Company has the ability to meet its capital requirements on a continuing basis for at least the next twelve months. However, the ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and sale of certain assets. See Note 6.

Management is utilizing the following strategies to enhance liquidity: (1) continuing to implement improvements throughout all of the Company’s operations using the WHX Business System to enhance systems and processes to increase operating efficiencies, (2) supporting profitable sales growth both internally and through acquisition, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company also plans to continue, as appropriate, certain of the extraordinary cost containment measures that it implemented in 2009.

However, if the Company’s cash needs are greater than anticipated or the Company does not materially meet its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company. There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations or through financing could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

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

Note 4 – Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” a replacement of SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” (“the Codification”). The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification is effective for the Company’s third-quarter 2009 financial statements. The Codification is not expected to change GAAP. The principal impact on the Company’s financial statements from the Codification adoption is limited to disclosures, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement sets forth the period after the balance sheet date that management should evaluate events for transactions that may occur for potential recognition or disclosure in the financial statements.  SFAS No. 165 also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is applicable to interim or annual financial periods ending after June 15, 2009.  The Company adopted SFAS No. 165 in the current quarter, and its adoption did not have a significant effect on the Company’s consolidated financial position and results of operations.  The Company has evaluated subsequent events for potential recognition and disclosure through the date of issuance of these financial statements.

In April 2009, the FASB issued FSP No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which increases the frequency of fair value disclosures from an annual to a quarterly basis.  FSP 107-1 is effective for interim and annual periods ending after June 15, 2009, and the Company adopted this FSP in the current quarter.  The adoption of FSP 107-1 did not impact the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides guidance for estimating fair values when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and the Company adopted this FSP in the current quarter.  Adoption of the FSP did not have any effect on the Company’s financial position or results of operations.

 In December 2008, the FASB issued FASB Staff Position FAS 132R-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132R-1”). The FSP amends FASB Statement No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132R”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS 132R-1 will become effective for financial statements issued for fiscal years and interim periods ending after December 15, 2009.  FSP FAS 132R-1 changes the disclosure requirements for benefit plan assets, but does not change the accounting for such assets or plans, and therefore, the Company believes that the adoption of FSP FAS 132R-1 will not have an effect on its consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  This Statement changes the disclosure requirements for derivative instruments and hedging activities, but does not change the accounting for such instruments, and therefore, the adoption of SFAS No. 161 did not have an effect on the Company’s consolidated financial position and results of operations.  SFAS No. 161 became effective in the first quarter of 2009.  See Note 11.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  On January 1, 2009, the Company adopted SFAS No. 157 for all non-financial assets and liabilities measured at fair value on a non-recurring basis in accordance with FASB Staff Position FAS 157-2, “Effective Date of FAS 157” ("FSP FAS 157-2"), which postponed the effective date of SFAS No. 157 for those assets and liabilities to fiscal years beginning after November 15, 2008.  The application of SFAS No. 157 did not have an impact on the Company's financial position or results of operations as it relates only to disclosure. The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets.  In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with SFAS No. 157. The requirements of SFAS No. 157 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company would use a market, income or cost approach valuation technique to perform the valuations. The Company performs an annual impairment analysis of goodwill and indefinite-lived intangible assets as of the fourth quarter of each year, unless there has been an impairment trigger event relating to goodwill or intangible assets during the interim period.  See Note 7.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 became effective for fiscal years beginning after December 15, 2008.  The Company adopted SFAS No. 160 on January 1, 2009, and its adoption did not have a significant effect on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. SFAS No. 141R also requires that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. The Company adopted SFAS No. 141R on January 1, 2009, and its adoption did not have a significant effect on the Company’s consolidated financial position and results of operations.

Note 5 – Discontinued Operations

In 2008, management decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Denmark subsidiary (“ITD”), sell ITD’s assets, pay off ITD’s debt with cash generated by ITD, and repatriate the remaining cash. The decision to exit this market was made after evaluating current economic conditions and ITD’s capabilities, served markets, and competitors. In conjunction with the decision to close ITD, the Company reviewed the recoverability of ITD’s long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”  A review of future cash flows, based on the expected closing date, indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at ITD.  As a result of the Company’s review, a non-cash impairment loss of $0.5 million was recognized in 2008 to write down the individual components of long-lived assets to estimated fair value.

During the six month period ended June 30, 2009, ITD ceased operations and sold or disposed of most of its equipment.  A gain on the sale of equipment of $1.5 million was recognized in the second quarter of 2009.  ITD is currently liquidating its remaining inventory and collecting its receivables, and its facility has been offered for sale.  ITD repaid $2.0 million of its long-term debt during the six months ended June 30, 2009.  The following assets and liabilities of ITD have been segregated in the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008.

(in thousands)
	June 30, 2009	December 31, 2008
Current Assets:
Trade accounts receivable	$2,522	$3,669
Receivable from sale of equipment	1,913	-
Inventory	1,095	3,423
Other current assets	57	95
	$5,587	$7,187

Long-term Assets:
Property, plant & equipment, net	$2,701	$4,084

Current Liabilities:
Note payable to bank	$2,566	$4,661
Other current liabilities	712	1,126
	$3,278	$5,787

Long-term liabilities	$176	$188

The loss from Discontinued Operations consists of the following:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2009	2008	2009	2008

Net sales	$2,482	$5,412	$4,307	$10,361

Operating income (loss)	(758)	107	(1,465)	819

Interest/other income (expense)	(251)	93	(444)	(155)

Income tax expense	-	(42)	-	(246)

Income (loss) from discontinued operations, net	(1,009)	158	(1,909)	418

Gain on sale of assets, net of tax	1,489	-	1,489	-

Note 6 - Restructurings

In 2008, the Company evaluated the long-lived assets of its Sumco, Inc. (“Sumco”) subsidiary in light of ongoing operating losses.  Sumco provided electroplating services primarily to the automotive market and is included in the Precious Metal reporting segment.  Sumco had declining cash flows in 2008 and projected negative cash flows for 2009, principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  A review of future cash flows indicated that such cash flows would be insufficient to support the carrying value of certain of Sumco’s long-lived assets.  As a result of the Company’s evaluation, a non-cash impairment loss of $7.8 million was recognized in 2008 to write down the individual components of long-lived assets to the lower of their carrying value or estimated fair value.  In June 2009, Sumco entered into an agreement with the collective bargaining agent representing its unionized workers which specified the conditions of termination for its unionized employees.

On June 12, 2009, Sumco entered into a Management Service Agreement (“MSA”) with a company owned by two former employees (the “Management Company”).   Pursuant to the MSA, the Management Company agreed to fulfill various remaining customer contracts of Sumco before December 31, 2009.   In return, Sumco is paying the Management Company a management service fee, and leasing space to the Management Company for a nominal rent.  Sumco is responsible for all the working capital related to the remaining customer contracts.   The Management Company paid Sumco $0.3 million for certain raw material inventory related to one contract that Sumco assigned to the Management Company with the consent of the customer.  Sumco owns the building which is located in Indianapolis, Indiana.  As part of the transactions, Sumco incurred severance costs of approximately $0.4 million.

Restructuring costs of $0.7 million were recorded in the first half of 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office. The Bairnco corporate office consolidation has been completed.

In April 2009, the Company announced the closure of a facility in New Hampshire which is part of the Precious Metal segment and the relocation of the functions to its facility in Milwaukee.  Such relocation has essentially been completed and the Company has offered the facility for sublease.  Restructuring costs of approximately $0.4 million were recorded in connection with this relocation, including an estimate of future net lease costs for the facility.

During the second quarter of 2009, the Company closed a leased facility in Dallas, Texas that was part of the Arlon Coated Materials segment, and will now service that business from its facility in San Antonio, Texas.  The Company incurred severance and relocation costs of approximately $0.2 million in connection with the shutdown of the Dallas facility.

The restructuring costs and activity in the restructuring reserve for the six months ended June 30, 2009 consisted of:

	Reserve Balance			Reserve Balance
	December 31, 2008	Expense	Payments	June 30, 2009
(in thousands)
Termination benefits	$-	$1,249	$(803)	$446
Rent expense	-	322	(94)	228
Other facility closure costs	-	154	(135)	19
	$-	$1,725	$(1,032)	$693

The restructuring charges for the three and six month periods ended June 30, 2008 of $0.8 million and $1.4 million, respectively, represent move costs to consolidate two plants in San Antonio, Texas into one.  The costs were incurred by the Arlon Coated Materials segment.

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco, (i) sold land and a building located in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year lease term with two 5 year renewal options.  Bairnco guaranteed the payment and performance under the lease. The proceeds from the sale were applied to repay a portion of the term loan under Bairnco’s Wells Fargo Facility. The gain on the sale of the property of $1.8 million was deferred, and the gain is being recognized ratably over the 15 year lease term as a reduction of lease expense.  Approximately $1.7 million of such deferred gain is included in Other Long-term Liabilities on the consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

Note 7 – Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” effective January 1, 2009.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability ( i.e.,  the “exit price”) in an orderly transaction between market participants at the measurement date.

 The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets, any assets and liabilities acquired in a business combination, or any long-lived assets written down to fair value.

In determining fair value, the Company uses various valuation approaches.  The hierarchy of those valuation approaches is broken down into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The valuation under this approach does not entail a significant degree of judgment.

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

The fair value of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate carrying value due to the short-term maturities of these assets and liabilities.  Fair value of the Company’s long term debt approximates its carrying cost due to variable interest rates.

The Company has an investment in equity securities valued at fair value of $0.1 million as of June 30, 2009 and December 31, 2008.  The fair value measurement is based on a quoted price in an active market for identical securities (i.e. Level 1 input).  The investment is included in Other Non-current Assets on the consolidated balance sheets.

The Company reviews goodwill for impairment on an annual basis at the end of its fiscal year, December 31. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  The occurrence of a significant change in circumstances, such as continuing adverse business conditions or other economic factors or other triggering events, would determine the need for impairment testing between annual impairment tests.  Due to significant deterioration in the general economic environment in recent periods, and its impact on the Company’s sales and projected future cash flows, the Company performed during the second quarter of 2009 interim impairment tests, which compared the carrying value of the Company’s reporting units to their fair market value.  Based upon those tests, the Company has determined that it is probable that an impairment of certain of its long lived assets such as goodwill has occurred, but cannot reasonably estimate the amount of any such impairment at this time.  The Company is proceeding to conduct the second step of the goodwill impairment test, which involves, among other things, obtaining third-party appraisals of tangible and intangible assets, and will record the results when the test is completed, which is expected to be during the third quarter of 2009.

During the second quarter of 2009, the Company recorded a $0.9 million non-cash impairment charge related to certain manufacturing equipment located at one of its Tubing segment facilities.  The equipment had been utilized exclusively in connection with a discontinued product line, and has no other viable uses for the Company; nor is there believed to be a potential market to sell the equipment.

The Company also recorded a $1.2 million non-cash impairment charge in connection with an investment accounted for under the equity method which the Company sold to SP II on July 31, 2009, subsequent to the balance sheet date.  The amount of the impairment represents the difference between the carrying value of the investment and the selling price, which approximates fair value as of June 30, 2009.

Note 8 – Income (Loss) Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding, as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share)

Income (loss) from continuing operations, net of tax	$(4,567)	$5,175	$(15,035)	$(1,297)
Weighted average number of common shares outstanding	12,179	1,000	12,179	1,000
Income (loss) from continuing operations, net of tax per common share	$(0.38)	$5.17	$(1.24)	$(1.30)

Discontinued operations	$480	$158	$(420)	$418
Weighted average number of common shares outstanding	12,179	1,000	12,179	1,000

Discontinued operations per common share	$0.04	$0.16	$(0.03)	$0.42

Net income (loss)	$(4,087)	$5,333	$(15,455)	$(879)
Weighted average number of common shares outstanding	12,179	1,000	12,179	1,000

Net income (loss) per common share	$(0.34)	$5.33	$(1.27)	$(0.88)

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including warrants and stock options and other stock-based incentive compensation arrangements during the three and six months ended June 30, 2009 and 2008.  However, no common share equivalents were dilutive in the three and six month periods ended June 30, 2009, or in the six month period ended June 30, 2008 because the Company reported a net loss and therefore, any outstanding warrants and stock options would have had an anti-dilutive effect.  For the three month period ended June 30, 2008, no outstanding common share equivalents were dilutive because the exercise price of such equivalents exceeded the fair market value of the Company’s common stock.  As of June 30, 2009, stock options for an aggregate of 60,600 shares are excluded from the calculation of net loss per share.

The large change in the number of shares outstanding is due to the additional shares issued in the Rights Offering in September 2008.  See Note 9.

Note 9 – Stockholders’ (Deficit) Equity

Rights Offering

On September 25, 2008, the Company completed the Rights Offering to its existing stockholders.  The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights, for an aggregate purchase price of approximately $156.5 million.  SP II, the Company’s largest shareholder at that time, subscribed for shares with an aggregate purchase price of approximately $120.8 million.  The Company used the proceeds of the Rights Offering to redeem preferred stock, accrued interest and other indebtedness to SP II totaling $142.5 million.  After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008 pursuant to the amendments to the Company’s credit agreements of that same date.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances as of June 30, 2009 and December 31, 2008 were comprised of:

(in thousands)	June 30,	December 31,
	2009	2008
Net actuarial losses and prior service costs and credits	$(165,851)	$(165,851)
Foreign currency translation adjustment	3,193	2,513
Valuation of marketable equity securities	(140)	(164)
	$(162,798)	$(163,502)

Note 10 – Inventories

Inventories at June 30, 2009 and December 31, 2008 were comprised of:

(in thousands)	June 30,	December 31,
	2009	2008

Finished products	$25,859	$34,452
In - process	13,101	13,426
Raw materials	23,237	22,844
Fine and fabricated precious metal in various stages of completion	1,199	2,247
	63,396	72,969
LIFO reserve	(601)	(1,123)
	$62,795	$71,846

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $0.6 million and $1.1 million as of June 30, 2009 and December 31, 2008, respectively.  The Company deferred $0.5 million of profit arising from the liquidation of LIFO inventory during the six month period ended June 30, 2009, which is currently being treated as temporary because the Company expects to reinstate the inventory by year end.  Such deferral is included in accrued liabilities on the June 30, 2009 consolidated balance sheet.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  As of June 30, 2009, H&H’s customer metal consisted of 718,388 ounces of silver, 1,542 ounces of gold, and 1,391 ounces of palladium.  As of June 30, 2009 and December 31, 2008, the Company had recorded a liability of $1.0 million and $1.1 million, respectively, for customer metal subject to pool account agreements.  However, H&H expects that during the third quarter, its balance of customer pooled metal will be reduced, and that it will need to purchase approximately 500,000 ounces of silver, which depending on the market value of silver at the time, may approximate $6.5 to $7.5 million.

Supplemental inventory information:	June 30,	December 31,
	2009	2008
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$598	$1,124

Market value per ounce:
Silver	$13.42	$11.30
Gold	$931.02	$883.00
Palladium	$249.00	$185.00

Note 11 – Derivative Instruments

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As of June 30, 2009, the Company had entered into forward and future contracts for gold with a total value of $1.0 million and for silver with a total value of $2.0 million.

The Company also economically hedges its exposure on variable interest rate debt denominated in foreign currencies at certain of its foreign subsidiaries.

As these derivatives are not designated as accounting hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  Such gains and losses are recorded on a separate line of the statement of operations in the case of the precious metal contracts and in interest expense with respect to the interest rate derivative. The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in these commodity or foreign exchange markets could negatively impact H&H’s costs.  The three month periods ended June 30, 2009 and 2008 include net gains of -0- and $0.3 million, respectively.  The six month periods ended June 30, 2009 and 2008 include a net gain of $0.3 million and a net loss of $1.3 million, respectively, on derivative instruments.

As of June 30, 2009, the Company had the following outstanding forward or future contracts with settlement dates ranging from July 2009 to September 2009.

Commodity	Amount

Silver	140,000	ounces
Gold	1,100	ounces

SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
(in thousands)
		June 30,	December 31,
Derivative	Balance Sheet Location	2009	2008

Commodity contracts	Other current assets/(Accrued liabilities)	$(150)	$355
Interest rate swap	Accrued liabilities	-	(199)
Total derivatives not designated as hedging instruments		(150)	156

Total derivatives		$(150)	$156

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
(in thousands)		Three Months Ended June 30,
		2009	2008
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Gain on Derivatives	$25	$302
Interest rate swap	Interest income (expense)	(228)	195
Total derivatives not designated as hedging instruments		$(203)	$497

Total derivatives		$(203)	$497

		Six Months Ended June 30,
		2009	2008
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Gain (loss) on Derivatives	$306	$(1,325)
Interest rate swap	Interest income (expense)	(320)	108
Total derivatives not designated as hedging instruments		$(14)	$(1,217)

Total derivatives		$(14)	$(1,217)

Note 12 – Pensions, Other Postretirement and Post-Employment Benefits

The following table presents the components of net periodic pension cost (credit) for the Company’s pension plans for the three and six month periods ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008

Service cost	$80	$99	$160	$186
Interest cost	6,418	7,123	12,835	13,326
Expected return on plan assets	(6,265)	(9,584)	(12,530)	(17,932)
Amortization of prior service cost	15	27	30	50
Amortization of actuarial loss	3,210	-	6,420	-
	$3,458	$(2,335)	$6,915	$(4,370)

The actuarial loss occurred principally because investment returns on the assets of the WHX Pension Plan during 2008 were significantly less than the assumed return of 8.5%.  The 2008 column includes the pension credit of the Bairnco qualified pension plans, substantially all of which were merged into the WHX Pension Plan as of December 31, 2008.

In addition to its pension plans which are included in the table above, the Company also maintains several other postretirement benefit plans covering certain of its employees.  The approximate aggregate expense for these plans was $0.1 million in both of the three month periods ended June 30, 2009 and 2008, and $0.2 million in both of the six month periods ended June 30, 2009 and 2008.  In addition, in the quarter ended June 30, 2009, the Company reduced its postretirement benefits expense by $0.9 million because of a reduction in certain postretirement benefits for former employees.

Note 13 – Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2009	2008
(in thousands)

Long-term Debt to Non Related Party:
H&H Wachovia Facility term loans	$49,500	$54,670
Other H&H debt-domestic	6,507	6,580
Bairnco Wells Fargo Facility term loan	4,833	6,466
Bairnco Ableco Facility term loan	45,000	45,000
Bairnco foreign loan facilities	4,778	4,753
Total debt to non related party	110,618	117,469
Less portion due within one year	5,944	8,295
Long-term debt to non related party	104,674	109,174

Long-term Debt to Related Party:
H&H Term B Loan	44,098	44,098
Bairnco Subordinated Debt Credit Agreement	10,000	10,000
Long-term debt to related party	54,098	54,098
Total long-term debt	$158,772	$163,272

In addition to the Term B Loan with SP II, interest due to SP II under the Term B Loan is not required to be paid in cash until the Wachovia Facilities have been repaid and thus, such accrued interest has been classified as a long-term liability in the consolidated balance sheets as of June 30, 2009 and December 31, 2008.  The interest accrued to SP II is subject to the same collateral as the Term B Loan.

On March 12, 2009, H&H and certain of its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to a maximum additional amount of $2.5 million prior to March 31, 2010, and (vi) provide for an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

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

Effective July 31, 2009, H&H and its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) reset certain financial covenants, (ii) increase the existing limited H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million, and (iii) provide for the repayment of a portion of the term loan under the Wachovia Facilities in the amount of $3.0 million.

On March 12, 2009, Bairnco and certain of its subsidiaries amended the Wells Fargo Facility and the Ableco Facility to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  The Subordinated Debt Credit Agreement with SP II was also amended to, among other things, increase the interest rates.

Effective August 18, 2009, Bairnco and certain of its subsidiaries also amended the Ableco Facility to, among other things, (i) reset certain financial covenants, (ii) increase the existing limited H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million and (iii) provide for the repayment of a portion of the Ableco Facility in the amount of $3.0 million.  The Wells Fargo Facility and the Subordinated Debt Credit Agreement were also amended  effective August 18, 2009, to, among other things, (i) reset certain financial covenants to levels consistent with the Ableco Facility, as amended, and (ii) permit the repayment of a portion of the Ableco Facility in the amount of $3.0 million.  The $3.0 million repayment was funded by a subordinated secured loan from WHX to Bairnco in the amount of $3.0 million.

Note 14 - Income Taxes

For the three month periods ended June 30, 2009 and 2008, tax provisions from continuing operations of $0.4 million and $0.9 million were recorded, respectively.  For the six month periods ended June 30, 2009 and 2008, tax provisions from continuing operations of $0.2 million and $1.5 million were recorded, respectively.  The Company’s tax provisions are principally for state and foreign income taxes because no federal income tax benefit has been recognized in any of these periods due to the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods. The six month period ended June 30, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

Note 15 – Reportable Segments

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

Arlon Electronic Materials (“Arlon EM”) Segment

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

Arlon Coated Materials (“Arlon CM”) Segment

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

Management has determined that certain operating companies should be aggregated and presented within a single reporting segment on the basis that such operating segments have similar economic characteristics and share other qualitative characteristics. Management reviews sales, gross profit and operating income to evaluate segment performance. Operating income for the reportable segments excludes the costs of shared corporate headquarters functions such as finance, auditing, treasury, legacy legal, benefits administration and certain executive functions, as well as other general corporate expenses. This is a revision to the measurement of segment profit and loss that has been reported by the Company in each of the quarters of 2008 and in the first quarter of 2009 in which these shared corporate headquarters functions were allocated to the reporting segments. Other shared functions that can be specifically identified with each segment have been charged to those segments. The 2008 segment income of each segment has been restated to be comparable with the revised presentation.  Other income and expense, interest expense, and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s management.

The following table presents information about reportable segments for the three and six month periods ended June 30, 2009 and 2008.

Statement of operations data:	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2009	2008	2009	2008

Net Sales:
Precious Metal	$24,062	$45,592	$48,411	$91,280
Tubing	18,265	26,167	37,589	50,844
Engineered Materials	55,028	72,743	97,125	123,752
Arlon Electronic Materials	13,850	15,228	30,881	31,632
Arlon Coated Materials	14,819	19,985	27,159	37,660
Kasco	15,371	17,257	31,084	34,132
Total net sales	$141,395	$196,972	$272,249	$369,300

Segment operating income (loss)
Precious Metal (a)	$(313)	$3,676	$(617)	$7,361
Tubing (b)	1,363	2,501	2,200	4,269
Engineered Materials	6,458	8,832	7,250	11,220
Arlon Electronic Materials	1,057	839	2,806	2,383
Arlon Coated Materials ( c )	(46)	295	(1,115)	(396)
Kasco	849	847	1,769	2,078
Total segment operating income	9,368	16,990	12,293	26,915

Unallocated corporate expenses & non operating units	1,637	5,021	6,701	11,169
Unallocated pension expense (credit)	3,458	(2,335)	6,915	(4,370)
Corporate restructuring costs	129	-	662	-
Proceeds from insurance claims, net	-	(2,690)	-	(2,690)
Asset impairment charge	1,157	-	1,157	-
Loss on disposal of assets	78	168	74	146
Income (loss) from continuing operations	2,909	16,826	(3,216)	22,660

Interest expense	7,006	11,008	12,074	21,222
Realized and unrealized (gain) loss on derivatives	(25)	(302)	(306)	1,325
Other (income) expense	84	83	(115)	(60)
Income (loss) from continuing operations before tax	$(4,156)	$6,037	$(14,869)	$173

(a)  Segment operating loss for the Precious Metal segment for the three and six months ended June 30, 2009 includes restructuring charges of $0.4 million relating to the closure of a facility in New Hampshire, and $0.4 million relating to Sumco, an operation currently being wound down and expected to be classified as a discontinued operation by year-end.

(b)  Segment operating income for the Tubing segment for the three and six months ended June 30, 2009 includes non-cash asset impairment charges of $0.9 million to write-down to fair value certain equipment formerly used in the manufacture of a discontinued product line.

(c)  Segment operating loss for the Arlon CM segment for the three and six months ended June 30, 2009 includes $0.2 million of restructuring costs related to the closure and relocation of an operation in Dallas Texas.  In the segment operating results for the three and six month periods ended June 30, 2008, $0.8 million and $1.4 million of move costs, respectively, were incurred to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the results of those periods were negatively impacted by a plant shutdown and related operating inefficiencies during the move.

Note 16 - Contingencies

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

In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.  The defendants are vigorously defending this lawsuit, and believe that it is without merit.  On April 22, 2009, the defendants filed a motion for summary judgment seeking dismissal of the case. The motion for summary judgment was fully briefed on June 29, 2009 and is now pending with the Court.  There can be no assurance that the defendants will be successful in defending against Mr. Kelly’s claims, or that the defendants will not have any liability on account of Mr. Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

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

Electroplating Technologies, Ltd v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contends that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential information of ETL.  ETL sought damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  On May 8, 2009, after a ten day trial, the jury found that Sumco had not misappropriated ETL’s trade secrets.  However, the jury found that Sumco had breached a contractual obligation owed to ETL and as compensation for that breach of contract, awarded ETL the sum of $250,000.  Following the jury verdict, the Court denied ETL’s equitable requests for an injunction and for an accounting.  On May 18, 2009, Sumco filed a motion with the Court for judgment notwithstanding the verdict to set aside the damage award.  On May 28, 2009, plaintiffs filed a motion with the Court seeking (i) a new trial and (ii) a modified verdict in the amount of $2,250,000. Sumco intends to oppose vigorously plaintiff’s two motions.  The Court set a simultaneous briefing schedule so that all post trial motions will be fully submitted on August 6, 2009.  Oral argument on both motions is now set for September 3, 2009.

World Properties, Inc. et. al. v. Arlon, Inc.

In December 2008, World Properties, Inc. and Rogers Corporation (collectively, “Rogers”) filed a lawsuit against Arlon, Inc. (“Arlon”), a subsidiary of Bairnco, in the United States District Court in Hartford, CT.  The lawsuit alleges that Rogers is the exclusive licensee under U.S. Patent No. 5,552,210 (the “210 Patent”) and that Arlon’s TC600 circuit board infringes that patent.  In the complaint, Rogers demanded that Arlon cease the manufacture, sale and distribution of its TC600 circuit board and that the Court award unspecified damages to compensate Rogers for the alleged infringement.  On January 14, 2009, Arlon moved to dismiss the lawsuit, based upon a covenant not to sue contained in an asset purchase agreement between Rogers and Arlon, dated January 30, 1996 (the “APA”), that Arlon contends covers the TC600 and the 210 Patent.  Arlon also requested that the Court stay discovery on Rogers’ patent infringement claim pending resolution of the motion to dismiss.  On February 13, 2009 the Court (i) agreed to a stay of discovery on the patent infringement claim; (ii) directed the parties to conduct expedited discovery on the issue of the applicability of the covenant not to sue in the APA to the TC600 and the 210 Patent and (iii) denied the motion to dismiss without prejudice.   On June 24, 2009, plaintiffs filed a motion to amend its complaint in order to assert that a second Arlon product (the AD 1000) infringes a second Rogers patent, U.S. Patent No. 5,384,181.   Arlon subsequently filed its opposition to plaintiffs’ motion to amend its complaint.  On June 30, 2009, Arlon filed a motion for summary judgment seeking to dismiss the lawsuit based upon the APA.  Oral argument on both motions is anticipated in September 2009. There can be no assurance that Arlon will be successful in defending against Rogers’ claims.  Arlon’s liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Environmental Matters

H&H has been working cooperatively with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a consent order entered into in 1989 that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007, although H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is required, there will be monitoring of the Sold Parcel site for several years.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s Soil Action Remediation Action Report, dated December 28, 2007 as amended by an addendum letter dated July 15, 2008, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through June 30, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.3 million.  H&H received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and is pursuing its potential entitlement to additional insurance coverage.  H&H also has been conducting an investigation of the Adjacent Parcel, and is continuing the process of evaluating various options for its remediation of the Adjacent Parcel.

HHEM entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM and H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate the most effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.  The ongoing cost of HHEM’s investigation and remediation expenses through 2010 is presently estimated at approximately $173,000.  HHEM does anticipate there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP; however, those expenses cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.  Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs are allocated 75% to the former owner/operator and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of June 30, 2009, over and above the $1.0 million, total investigation and remediation costs of $1.1 million and $0.4 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.  Additionally, HHEM and H&H are currently being reimbursed through insurance coverage for a portion of the investigation and remediation costs for which HHEM is responsible.  HHEM and H&H believe that there is additional excess insurance coverage, which they intend to pursue as necessary.

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

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (RAO-P) and an Activity & Use Limitation (AUL) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a Comprehensive Audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters combined with HHEM’s Licensed Site Professional’s opinion constitute confirmation of the adequacy of HHEM’s investigation of the MA Property as well as its remediation and post closure monitoring plans.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, H&H and Bairnco and/or their subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco and/or their subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters. The Company had approximately $5,900,000 accrued related to estimated environmental remediation costs as of June 30, 2009.   Based upon information currently available, including prior capital expenditures, anticipated capital expenditures, and information available on pending judicial and administrative proceedings, H&H and Bairnco and/or their subsidiaries do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on them, but there can be no such assurances that the resolution of these matters will not have a material adverse effect on the financial positions, results of operations and cash flows of H&H and Bairnco and/or their subsidiaries.  We anticipate that H&H and Bairnco and/or their subsidiaries will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco and/or their subsidiaries will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco and/or their subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including WHX, for payment of such liabilities.

On July 31, 2009, H&H reached a settlement agreement with an insurer for reimbursement of remediation and legal expense for five sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.  The insurer agreed to pay to H&H $3,000,000 for past indemnity expense and $150,000 for past defense costs.  These two insurance settlement payments are not reflected in the environmental reserve that is recorded on the Company’s balance sheet as of June 30, 2009.  Such insurance proceeds were received on August 10, 2009, and will be reflected as a gain in the financial statements in the third quarter.

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

Note 17 – Subsequent Events

On July 31, 2009, WHX CS Corp., a subsidiary of WHX, sold its equity investment in CoSine Communications Inc. to SP II for cash proceeds of $3.1 million.  Since the Company adjusted the value of this investment to the selling price of $3.1 million, which represented its fair value as of June 30, 2009, there will be no gain or loss recorded from this transaction.

On July 31, 2009, H&H reached a settlement agreement with an insurer for reimbursement of remediation and legal expense for five environmental sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.  The insurer agreed to pay to H&H $3.0 million for past indemnity expense and $150,000 for past defense costs.  Such insurance proceeds were received on August 10, 2009, and will be reflected as a gain in the financial statements in the third quarter.

Effective July 31, 2009, H&H and its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) reset certain financial covenants, (ii) increase the existing limited H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million, and (iii) provide for the repayment of a portion of the term loan under the Wachovia Facilities in the amount of $3.0 million.

Effective August 18, 2009, Bairnco and certain of its subsidiaries also amended the Ableco Facility to, among other things, (i) reset certain financial covenants (ii) increase the existing limited H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million and (iii) provide for the repayment of a portion of the Ableco Facility in the amount of $3.0 million.  The Wells Fargo Facility and the Subordinated Debt Credit Agreement were also amended  effective August 18, 2009, to, among other things, (i) reset certain financial covenants to levels consistent with the Ableco Facility, as amended, and (ii) permit the repayment of a portion of the Ableco Facility in the amount of $3.0 million.  The $3.0 million repayment was funded by a subordinated secured loan from WHX to Bairnco in the amount of $3.0 million.

Pursuant to the July 31, 2009 and August 18, 2009 amendments to the H&H and Bairnco credit facilities described above, respectively, the Company repaid approximately $6.0 million of long-term debt on or about August 18, 2009.

No other subsequent events occurred through August 18, 2009 that required recognition or disclosure in the Company’s financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

WHX Corporation, the parent company, manages a group of businesses on a decentralized basis.  WHX owns H&H, which is a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  WHX also owns Bairnco, which has business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services. Bairnco was acquired by WHX in April 2007.  The business units of H&H and Bairnco principally operate in North America.

WHX Business System

The WHX Business System is at the heart of the operational improvement methodologies for all WHX operations and employees. Strategy Deployment forms the roof of the business system and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the System are the key performance indicators used to monitor and drive improvement.  The steps of the System are the specific tool areas that drive the key metrics and overall performance.  WHX utilizes Lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

H&H Segments

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

First Half 2009 Cost Actions and Outlook

Overview and Outlook

The world-wide economic recession which became evident in the second half of 2008 continued to impact net sales and profitability through the first half of 2009.  Significant end market declines were experienced by many of the Company’s served markets, especially general industrial, residential and industrial construction, transportation, and appliance markets. This had a material adverse effect on almost all of the Company’s businesses during the first half of 2009, driving sales down by over 25% from the first half of 2008.  Most of the Company’s reporting segments experienced declines in operating income for both the quarter and six months ended June 30, 2009 compared to the same periods in 2008.

In late 2008, management prepared contingency plans to respond to the deteriorating economic conditions which were aggressively implemented in 2009.  Significant extraordinary cost containment actions were initiated and are continuing across all of the business segments and the corporate headquarters.  These 2009 actions include a reduction in compensation and benefits for salaried employees, layoffs in both the salaried and hourly workforce, the temporary idling of certain of the Company’s manufacturing facilities for various periods during the six months to better match production with customer demand, and certain restructuring activities. The Company believes that the 2009 restructuring activities will strengthen its competitive position over the long term.

On a consolidated basis, operating income for the quarter ended June 30, 2009 declined by $13.9 million from $16.8 million to $2.9 million, and for the six months, declined by $25.9 million from $22.7 million to a loss of $3.2 million, primarily as a result of lower sales from all reportable segments. The operating income included restructuring and non-cash asset impairment charges of $3.2 million and $3.7 million for the quarter and six months ended June 30, 2009, respectively.  The quarter and six month periods ended June 30, 2008 included a gain from insurance proceeds of $2.7 million.  Additionally, the Company recorded non-cash pension expense of $3.5 million and $6.9 million for the quarter and six months ended June 30, 2009, respectively. This non-cash pension expense was principally a result of actuarial loss amortization.  Such actuarial loss occurred primarily because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%, partially offset by an increase in discount rates.  The Company recorded a non-cash pension credit (income) of $2.3 million and $4.4 million for the quarter and six months ended June 30, 2008, respectively.

The Company expects to continue its initiatives to improve efficiency, working capital management and capital allocation, as well as its extraordinary cost containment measures.  The implementation and utilization of the WHX Business System has been and will continue to be the primary driver to achieving these goals, which management believes are positioning the Company to realize enhanced performance as the global economy and the markets the Company serves recover.

Comparison of Second Quarter ended June 30, 2009 and 2008

The operating results for the second quarter ended June 30, 2009 and 2008 are shown in the following table (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Net sales	$141,395	$196,972
Gross profit	34,922	47,669
Income from operations	2,909	16,826
Income (loss) from continuing operations before tax	(4,156)	6,037
Income (loss) from continuing operations, net of tax	(4,567)	5,175
Discontinued operation:
Income (loss) from discontinued operation, net of tax	(1,009)	158
Gain on disposal of fixed assets, net of tax	1,489	-
Net income (loss) from discontinued operation	480	158
Net income (loss)	$(4,087)	$5,333

Net sales for the second quarter of 2009 decreased by $55.6 million, or 28.2%, to $141.4 million, as compared to $197.0 million for the second quarter of 2008.  The lower sales volume across all the operating business segments was primarily driven by lower demand as a result of the current world-wide economic recession.

Gross profit in the second quarter of 2009 was $34.9 million as compared to $47.7 million in 2008. The $12.8 million decline in gross profit was primarily due to lower sales volume, which was partially offset by cost reductions and contributions from price increases implemented after the second quarter of 2008. Gross profit margin for the quarter improved to 24.7% as compared to 24.2% during the same period of 2008.

Selling, general and administrative (“SG&A”) expenses decreased $9.7 million to $25.2 million, or 17.8% of sales, in 2009 from $34.9 million, or 17.7% of sales, in 2008.  SG&A costs decreased in all segments, due to costs savings from headcount reduction and incentive pay accruals, lower legal fees, reduction of certain non qualified postretirement benefits for former employees, partially offset by the severance costs related to the workforce reduction efforts.

Non-cash pension expense for the WHX Pension Plan of $3.5 million was recorded in the second quarter of 2009.  This non-cash pension expense primarily represents actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%, partially offset by an increase in discount rates.  In 2008 the Company recorded a favorable non-cash pension credit of $2.3 million.

The Company recorded non-cash asset impairment charges totaling $2.0 million in the second quarter of 2009.  These charges included a $0.9 million non-cash impairment related to certain manufacturing equipment located at one of the Company’s Tubing facilities, and a $1.2 million non-cash impairment charge related to an investment accounted for under the equity method.  The equipment had been utilized exclusively in connection with a discontinued product line, and has no other viable uses for the Company; nor is there believed to be a potential market to sell the equipment. The equity investment was sold by the Company subsequent to the balance sheet date, and the amount of the impairment represents the difference between the carrying value of the investment and the selling price, which approximates fair value as of June 30, 2009.

Restructuring costs of $1.2 million and $0.8 million were recorded in the second quarter of 2009 and 2008, respectively.  At its Sumco subsidiary, which is part of the Precious Metal segment, the Company incurred severance costs of approximately $0.4 million when it restructured its operations, including entering into a Management Service Agreement with a company owned by two former employees.  In addition, restructuring costs of $0.2 million were recorded in the second quarter of 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office. In April 2009, the Company announced the closure of a facility in New Hampshire which is part of the Precious Metal segment and the relocation of the functions to its facility in Milwaukee.  Such relocation has essentially been completed and the Company has offered the facility for sublease.  Restructuring costs of approximately $0.4 million were recorded in connection with this relocation, including an estimate of future net lease costs for the facility. Also during the second quarter of 2009, the Company closed a leased facility in Texas that was part of the Arlon CM segment, and will now service the business from its facility in San Antonio, Texas.  The Company incurred severance and relocation costs of approximately $0.2 million in connection with the shutdown of the Dallas facility. In the prior year, the restructuring charges for the quarter ended June 30, 2008 of $0.8 million represented move costs to consolidate two plants in San Antonio, Texas into one.  The costs were incurred by the Arlon CM segment.

Operating income decreased $13.9 million to $2.9 million in the second quarter of 2009 as compared to $16.8 million in the same period of 2008. The lower operating income in the 2009 period was principally driven by decreased sales and gross profit in all of the operating segments in addition to a net increase in non-cash pension expense of $5.8 million, plus non-cash asset impairment charges of $2.0 million in 2009, compared to a $2.7 million gain from insurance proceeds in 2008. Furthermore, operating income decreased in 2009 because of a $1.1 million higher loss at the Company’s Sumco operation, which is currently being wound down, and which is anticipated to be classified as a discontinued operation by year-end.

Interest expense was $7.0 million in the second quarter of 2009, representing a 36.4% decrease in comparison to $11.0 million in 2008, as total borrowings decreased.  In September of 2008, WHX completed the Rights Offering, raising $156.5 million in equity and cash, of which approximately $13.2 million was used to pay down senior debt and $142.5 million was used to pay down certain related party long-term debt.

Realized and unrealized gains on derivatives were $0.3 million lower compared to the same period of 2008. The derivative financial instruments utilized by H&H are precious metal forward and future contracts, which are used to economically hedge H&H’s precious metal inventory against price fluctuations.

In the second quarter of 2009, a tax expense of $0.4 million was recorded, principally for state taxes.  For the second quarter of 2008, a tax provision of $0.9 million was recorded, principally for state and foreign income taxes.  The Company has not recorded any federal income tax benefit in either period due to the uncertainty of realizing the benefit of the Company’s NOLs in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods.

The discontinued operation segregated on the statement of operations is the Company’s Indiana Tube Denmark (“ITD”) subsidiary.  In 2008, management decided to exit the welded specialty tubing market in Europe and close ITD, sell its assets, pay off ITD’s debt with cash generated by ITD, and repatriate the remaining cash. The decision to exit this market was made after evaluating current economic conditions and ITD’s capabilities, served markets and competitors.  ITD ceased operations in the second quarter of 2009.  The discontinued operation had an operating loss of $1.0 million and income of $0.2 million during the second quarter of 2009 and 2008, respectively.  In addition, ITD reported a gain of $1.5 million in the second quarter of 2009 from the sale of certain machinery and equipment.

Net loss for the second quarter of 2009 was $4.1 million, or $0.34 loss per share, on 12,179,000 shares outstanding.  This compares to a net income of $5.3 million or $5.33 earnings per share for the second quarter of 2008, on 1,000,000 shares outstanding.  The large change in the number of shares outstanding is due to the additional shares issued in the Rights Offering in September 2008.

Segment sales and operating income data for the three months ended June 30, 2009 and 2008 are shown in the following table (in thousands):

	Three Months Ended June 30,
	2009	2008	Inc(decr)	% chg
Net Sales:
Precious Metal	$24,062	$45,592	$(21,530)	-47.2%
Tubing	18,265	26,167	(7,902)	-30.2%
Engineered Materials	55,028	72,743	(17,715)	-24.4%
Arlon Electronic Materials	13,850	15,228	(1,378)	-9.0%
Arlon Coated Materials	14,819	19,985	(5,166)	-25.8%
Kasco	15,371	17,257	(1,886)	-10.9%
Total net sales	$141,395	$196,972	$(55,577)	-28.2%

Segment operating income (loss):
Precious Metal	$(313)	$3,676	$(3,989)	-108.5%
Tubing	1,363	2,501	(1,138)	-45.5%
Engineered Materials	6,458	8,832	(2,374)	-26.9%
Arlon Electronic Materials	1,057	839	218	26.0%
Arlon Coated Materials	(46)	295	(341)	-115.6%
Kasco	849	847	2	0.2%
Total operating income (loss)	$9,368	$16,990	$(7,622)	-44.9%

The comments that follow compare revenues and operating income by segment for the second quarter of 2009 and 2008.

Precious Metal

The Precious Metal segment net sales decreased by $21.5 million, or 47.2%, to $24.1 million. The decreased sales were primarily driven by lower volume in almost all of its markets, particularly sales to the electronics, construction equipment, auto industry and appliance markets and lower precious metal prices in 2009 compared to the second quarter of 2008.  The brazing alloys made by this segment are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries. The electro-galvanized electronic and electrical components sold by this segment are primarily for use in the automotive industry.  Therefore, the broad-based recession significantly reduced the sales of the Precious Metal segment.

Segment operating income decreased by $4.0 million to a loss of $0.3 million in the second quarter of 2009, compared to operating income of $3.7 million in the second quarter of 2008.  The decrease in 2009 was driven by the sales decline, but also included a $1.1 million higher loss at the segment’s Sumco operation (which is currently being wound down, and is anticipated to be classified as a discontinued operation by year-end).  The segment results also included $0.4 million of restructuring charges related to the closure of a facility in New Hampshire and the relocation of the functions to the segment’s facility in Milwaukee.

Tubing

The Tubing segment sales decreased by $7.9 million, or 30.2%, with lower sales to the home appliance markets serviced by the Specialty Tubing Group. There was also a reduction in sales to the petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group, which was partially offset by strength in sales to the defense and aerospace markets.

Segment operating income decreased by $1.1 million to $1.4 million in the second quarter of 2009 compared to $2.5 million in the second quarter of 2008.  The 2009 quarter included a non-cash asset impairment charge of $0.9 million relating to equipment utilized exclusively in connection with a discontinued product line, and has no other viable uses for the Company; nor is there believed to be a potential market to sell the equipment.  Gross margin percentage was flat in the quarter.

The discontinued operation, ITD, was previously part of this Tubing segment but has now been excluded from the segment’s operating results in both periods presented.

Engineered Materials

The Engineered Materials segment sales decreased by $17.7 million, or 24.4%, with continued weakness experienced in the commercial flat roofing fasteners market, natural gas and other utility connectors used in residential construction that it supplies, as well as a drop in sales to its international markets.

Segment operating income decreased by $2.4 million to $6.5 million in the second quarter of 2009 from $8.8 million in the same period of 2008.  The decline in operating income was principally the result of the lower sales volume, partially offset by pricing increases.

Arlon EM

Arlon EM segment sales declined by $1.4 million, or 9.0% primarily due to lower sales of flexible heater and coil insulation products, which was partially offset by increased sales of PCB materials particularly related to infrastructure in China and India, as well as higher sales to military markets.

Segment operating income increased $0.2 million to $1.1 million in the second quarter of 2009 principally as a result of increased volume in the low-cost China manufacturing facility as well as reduced staffing and expense reductions as compared to the same quarter of the prior year.

Arlon CM

Arlon CM segment sales declined by $5.2 million, or 25.8% compared to the same period of 2008. The broad based economic recession has affected demand in the Asian shipping container market and in the North American graphics market for corporate imaging as well as lower demand from its automotive, appliance and electronics customers.

Operating income decreased $0.3 million compared to the second quarter of 2008. Gross profit decreased on lower sales and from the associated impact on throughput, underutilized capacity, and plant efficiencies.  This was partially offset by the effect of certain improvements from Lean Manufacturing techniques and headcount reductions. Restructuring charges were $0.2 million in the second quarter of 2009 and $0.8 million in 2008.

Kasco

Kasco segment sales declined by $1.9 million, or 10.9% compared to the same period of 2008.  Sales to U.S. grocery stores and route sales deteriorated along with weakness in distributor sales in North America, but to a lesser degree than the decline in European sales.  The decline in European sales was significantly affected by the translation effect of a stronger U.S. dollar in the current period, but also reflected global economic weakness.

Operating income from the Kasco segment was $0.8 million in the second quarter, which was flat compared to the same period of 2008.  Lower gross profit margin from sales mix was offset by more efficient manufacturing operations and better labor and spending control.

Comparison of Six Months ended June 30, 2009 and 2008

The operating results for the six months ended June 30, 2009 and 2008 are shown in the following table (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net sales	$272,249	$369,300
Gross profit	64,697	87,400
Income (loss) from operations	(3,216)	22,660
Income (loss) from continuing operations before tax	(14,869)	173
Loss from continuing operations, net of tax	(15,035)	(1,297)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(1,909)	418
Gain on disposal of fixed assets, net of tax	1,489	-
Net income (loss) from discontinued operations	(420)	418
Net loss	$(15,455)	$(879)

Net sales for the six months ended June 30, 2009 decreased by $97.1 million, or 26.3%, to $272.2 million, as compared to $369.3 million for the six months ended June 30, of 2008.  The lower sales volume across all the operating business segments was primarily driven by lower demand as a result of the current world-wide economic recession.

Gross profit in the six months ended June 30, 2009 was $64.7 million as compared to $87.4 million in 2008. The $22.7 million decline in gross profit was primarily due to lower sales volume, which was partially offset by cost reductions and, contributions from price increases implemented after the six months ended June 30, 2008. Gross profit margin for the six months of 2009 improved to 23.8% as compared to 23.7% during the same period of 2008.

SG&A expenses decreased $13.2 million to $57.2 million, or 21.0% of sales, in 2009 from $70.3 million, or 19.0% of sales, in 2008.  SG&A costs decreased in all segments, due to costs savings from headcount reduction and incentive pay accruals, lower legal fees, reduction of certain non-qualified postretirement benefits for former employees, partially offset by the severance costs related to the workforce reduction efforts.  Given the substantial drop in sales and the fixed nature of certain SG&A costs, the positive result of the Company’s efforts to reduce costs are reflected in the small increase in SG&A costs as a percentage of sales.

Non-cash pension expense for the WHX Pension Plan of $6.9 million was recorded in the six months ended June 30, 2009.  This non-cash pension expense primarily represents actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%, partially offset by an increase in discount rates.  In 2008, the Company recorded a favorable non-cash pension credit of $4.4 million.

The Company recorded non-cash asset impairment charges totaling $2.0 million in the six months ended June 30, 2009.  These charges included a $0.9 million non-cash impairment related to certain manufacturing equipment located at one of the Company’s Tubing facilities, and a $1.2 million non-cash impairment charge related to an investment accounted for under the equity method.  The equipment had been utilized exclusively in connection with a discontinued product line, and has no other viable uses for the Company; nor is there believed to be a potential market to sell the equipment. The equity investment was sold by the Company subsequent to the balance sheet date, and the amount of the impairment represents the difference between the carrying value of the investment and the selling price, which approximates fair value as of June 30, 2009.

Restructuring costs of $1.7 million and $1.4 million were recorded in the first half of 2009 and 2008, respectively.  At its Sumco subsidiary, which is part of the Precious Metal segment, the Company incurred severance costs of approximately $0.4 million when it restructured its operations, including entering into a Management Service Agreement with a company owned by two former employees.  In addition, restructuring costs of $0.7 million were recorded in the first half of 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office. In April 2009, the Company announced the closure of a facility in New Hampshire which is part of the Precious Metal segment and the relocation of the functions to its facility in Milwaukee.  Such relocation has essentially been completed and the Company has offered the facility for sublease.  Restructuring costs of approximately $0.4 million were recorded in connection with this relocation, including an estimate of future net lease costs for the facility. Also during the first half of 2009, the Company closed a leased facility in Dallas, Texas that was part of the Arlon CM segment, and will now service that business from its facility in San Antonio, Texas.  The Company incurred severance and relocation costs of approximately $0.2 million in connection with the shutdown of the Dallas facility. In the prior year, the restructuring charges for the six months ended June 30, 2008 of $1.4 million represented move costs to consolidate two plants in San Antonio, Texas into one.  The costs were incurred by the Arlon CM segment.

Income from operations decreased $25.9 million to a loss of $3.2 million for the six months ended June 30, 2009 as compared to income of $22.7 million for the same period of 2008. The lower operating income in the 2009 period was principally driven by decreased sales and gross profit in all of the operating segments in addition to a net increase in non-cash pension expense of $11.3 million, plus non-cash asset impairment charges of $2.0 million in 2009, compared to a $2.7 million gain from insurance proceeds in 2008.  Furthermore, operating income decreased in 2009 because of a $2.3 million higher loss at the Company’s Sumco operation, which is currently being wound down, and which is anticipated to be a discontinued operation by year-end.

Interest expense was $12.1 million for the six months ended June 30, 2009, representing a 43.1% decrease in comparison to $21.2 million in 2008, as total borrowings decreased.  In September 2008, WHX completed the Rights Offering, raising $156.5 million in equity and cash, of which approximately $13.2 million was used to pay down senior debt and $142.5 million was used to pay down certain related party long-term debt.

Realized and unrealized gains on derivatives were $0.3 million compared to a loss of $1.3 million for the same period of 2008. The derivative financial instruments utilized by H&H are precious metal forward and future contracts, which are used to economically hedge H&H’s precious metal inventory against price fluctuations.

For the six months ended June 30, 2009, a tax expense of $0.2 million was recorded, principally for state taxes.  For the six months ended June 30, 2008, a tax provision of $1.5 million was recorded, principally for state and foreign income taxes.  The Company has not recorded any federal income tax benefit in either period due to the uncertainty of realizing the benefit of the Company’s NOLs in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods. The six month period ended June 30, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

The discontinued operation segregated on the statement of operations is the Company’s ITD subsidiary.  In 2008, management decided to exit the welded specialty tubing market in Europe and close ITD, sell its assets, pay off ITD’s debt using cash generated by ITD, and repatriate the remaining cash. The decision to exit this market was made after evaluating current economic conditions and ITD’s capabilities, served markets, and competitors.  ITD ceased operations in the second quarter of 2009.  The discontinued operation had an operating loss of $1.9 million and operating income of $0.4 million during the six months ended June 30, 2009 and 2008, respectively.  In addition, ITD reported a gain of $1.5 million in 2009 from the sale of certain machinery and equipment.

Net loss for the six months ended June 30, 2009 was $15.5 million, or $1.27 loss per share, on 12,179,000 shares outstanding.  This compares to a net loss of $0.9 million or $0.88 loss per share for the six months ended June 30, 2008, on 1,000,000 shares outstanding.  The large change in the number of shares outstanding is due to the additional shares issued in the Rights Offering in September 2008.

Segment sales and operating income data for the six months ended June 30, 2009 and 2008 are shown in the following table (in thousands):

	Six Months Ended June 30,
	2009	2008	Inc(decr)	% chg
Net Sales:
Precious Metal	$48,411	$91,280	$(42,869)	-47.0%
Tubing	37,589	50,844	(13,255)	-26.1%
Engineered Materials	97,125	123,752	(26,627)	-21.5%
Arlon Electronic Materials	30,881	31,632	(751)	-2.4%
Arlon Coated Materials	27,159	37,660	(10,501)	-27.9%
Kasco	31,084	34,132	(3,048)	-8.9%
Total net sales	$272,249	$369,300	$(97,051)	-26.3%

Segment operating income (loss):
Precious Metal	$(617)	$7,361	$(7,978)	-108.4%
Tubing	2,200	4,269	(2,069)	-48.5%
Engineered Materials	7,250	11,220	(3,970)	-35.4%
Arlon Electronic Materials	2,806	2,383	423	17.8%
Arlon Coated Materials	(1,115)	(396)	(719)	181.6%
Kasco	1,769	2,078	(309)	-14.9%
Total operating income (loss)	$12,293	$26,915	$(14,622)	-54.3%

The comments that follow compare revenues and operating income by segment for the six months ended June 30, 2009 and 2008.

Precious Metal

The Precious Metal segment net sales decreased by $42.9 million, or 47.0%, to $48.4 million. The decreased sales were primarily driven by lower volume in almost all of its markets, particularly sales to the electronics, construction equipment, auto industry and appliance markets and lower precious metal prices in 2009 compared to the six months ended June 30, 2008.  The brazing alloys made by this segment are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries. The electro-galvanized electronic and electrical components sold by this segment are primarily for use in the automotive industry.  Therefore, the broad-based recession significantly reduced the sales of the Precious Metal segment.

Segment operating income decreased by $8.0 million to a loss of $0.6 million for the six months ended June 30, 2009, compared to operating income of $7.4 million for the six months ended June 30, 2008.  The decrease was driven by the sales decline but also included a $2.3 million higher loss at the segment’s Sumco operation (which is currently being wound down and is anticipated to be classified as a discontinued operation by year-end).  The segment results also included $0.4 million of restructuring charges related to the closure of a facility in New Hampshire and the relocation of the functions to the segment’s facility in Milwaukee.

Tubing

The Tubing segment sales decreased by $13.3 million, or 26.1%, driven by lower sales to the home appliance markets serviced by the Specialty Tubing Group. There was also a reduction in sales to the petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group, which was partially offset by strength in sales to the defense, aerospace and medical markets.

Segment operating income decreased by $2.1 million to $2.2 million for the six months ended June 30, 2009 compared to operating income of $4.3 million for the six months ended June 30, 2008. The 2009 quarter included a non-cash asset impairment charge of $0.9 million relating to equipment utilized exclusively in connection with a discontinued product line, and has no other viable uses for the Company; nor is there believed to be a potential market to sell the equipment.  Gross margin percentage declined because fixed costs could not be reduced in the same proportion as the sales decline, partially offset by reductions in raw material costs and manufacturing efficiency.

The discontinued operation, ITD, was previously part of this Tubing segment but has now been excluded from the segment’s operating results in both periods presented.

Engineered Materials

The Engineered Materials segment sales decreased by $26.6 million, or 21.5%, with continued weakness experienced in the commercial flat roofing fasteners market, natural gas and other utility connectors used in residential construction that it supplies, as well as a drop in sales to its international markets.

Segment operating income was $7.3 million compared to $11.2 million from the same period in 2008.  The decline in operating income was principally the result of the lower sales volume, partially offset by pricing increases.

Arlon EM

Arlon EM segment sales declined by $0.8 million, or 2.4% primarily due to lower sales of flexible heater and coil insulation products, which was partially offset by increased sales of PCB materials, particularly related to infrastructure in China and India.

Segment operating income increased $0.4 million to $2.8 million for the six months ended June 30, 2009 principally as a result of favorable product mix and increased volume in the low-cost China manufacturing facility as well as reduced staffing and expense compared to the same period of the prior year.

Arlon CM

Arlon CM segment sales declined by $10.5 million, or 27.9% compared to the same period of 2008. The broad based economic recession has affected demand in the Asian shipping container and Europe market, North American graphics market for corporate imaging as well as lower demand from its automotive, appliance and electronics customers.

Operating income decreased $0.7 million compared to the six months ended June 30, 2008. Gross profit decreased on lower sales and from the associated impact on throughput, underutilized capacity, and plant efficiencies.  This was partially offset by the effect of certain improvements from Lean Manufacturing techniques, headcount reductions, and lower raw material cost. Restructuring charges were $0.2 million and $1.4 million in the six months ended June 30, 2009 and 2008, respectively.

Kasco

Kasco segment sales declined by $3.0 million, or 8.9% compared to the same period of 2008.  Sales to U.S. grocery stores and route sales deteriorated along with weakness in distributor sales in North America, but to a lesser degree than the decline in European sales.  The decline in European sales was significantly affected by the translation effect of a stronger U.S. dollar in the current period, but also reflected global economic weakness.

Operating income from the Kasco segment was $1.8 million for the six months ended June 30, 2009, which was $0.3 million lower compared to the same period of 2008.  Lower gross profit margin from sales mix was partially offset by more efficient manufacturing operations and better labor and spending control.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the six months ended June 30, 2009, $8.7 million was provided by operating activities, $2.1 million was used in investing activities, and $6.8 million was used in financing activities.  Although the Company reported a net loss of $15.5 million, non cash items, including depreciation and amortization of $10.5 million, non-cash asset impairment charges of $2.0 million, non-cash pension expense of $6.9 million, and long-term interest expense not paid in cash of $4.9 million, resulted in the positive cash flow from operations. Other working capital accounts partially offset this by utilizing $1.7 million in the six month period.  The Company’s discontinued operation, ITD, produced a net cash inflow of $0.3 million in the period, as it generated operating cash flow of $1.7 million by liquidating working capital, sold certain equipment for cash proceeds of $0.6 million, and used the funds to repay $2.0 million of its debt.  ITD’s financing agreement restricts the transfer of cash from ITD to WHX, H&H or to any other Company subsidiary until ITD’s debt has been repaid.

 Net cash provided by operating activities for the six months ended June 30, 2008 totaled $16.8 million.  Net loss adjusted for non-cash income and expense items provided $19.6 million of cash, but this was partially offset by use of $4.7 million of cash for working capital, and the Company’s discontinued operation provided $2.1 million of operating cash flow.  Investing activity cash flows in the six months ended June 30, 2008 provided $0.3 million, principally due to the sale and leaseback of a plant location, and $16.3 million was used for financing activities, principally debt repayment.

Operating cash flow of $8.7 million for the six months ended June 30, 2009 compares to $16.8 million in the comparable period the prior year. The reduction in operating cash flow was driven principally by reduced profit, but the usage of cash for working capital was favorable by $3.0 million in the 2009 period.

Within the elements of working capital, the largest change between the 2009 period and the 2008 period was a reduction in the usage of cash for accounts receivable growth.  This was mostly offset by related reductions in the amount of cash utilized for accrued expenses.  Both of these factors are attributable to the lower sales and cost volume in the current period.  Accounts receivable was $34.2 million lower ($80.3 million) as of June 30, 2009 as compared to June 30, 2008 ($114.5 million). The number of days’ sales outstanding in accounts receivable was comparable between periods, as was the accounts receivable turnover rate.  The Company effectively managed its accounts receivable and its costs despite the negative recessionary trends affecting many of the markets that the Company’s subsidiaries operate in.

Inventory was $62.8 million as of June 30, 2009 compared to $71.8 million as of December 31, 2008, and $74.7 million as of June 30, 2008.  Inventory provided $9.1 million in the six months ended June 30, 2009 as management adjusted inventories in response to continued weakness in sales, as well as by improvements in inventory management using the WHX Business System, which includes Lean manufacturing and other managerial processes.  The largest reduction of inventory in the 2009 period was in the finished goods inventory, especially at the Engineered Materials segment.  In addition, there was also a reduction in the quantity of precious metal inventory owned, although management expects to increase its quantity of owned precious metal by the end of the fiscal year. The same factors reduced inventory throughout 2008, and $5.6 million of cash flow was generated by changes in inventory during the comparable six month period of 2008.  The Company continues to focus on inventory management.

Total accrued interest due to SP II, including both the current and long-term portions, provided $4.9 million in the 2009 period, compared to $11.6 million in the 2008 period.  The reason for the decline in accrued interest is that the Company has reduced its level of debt substantially since June 30, 2008, when debt totaled $347 million, to total debt of $205 million as of June 30, 2009.  The major repayment of debt was made using the proceeds of the Rights Offering completed on September 25, 2008, and the Company also paid its accrued interest to SP II at that time.

Net other current assets and liabilities used $2.2 million in the six month period ended June 30, 2009, and provided $14.4 million in the six month period ended June 30, 2008.  The major reason for the change was the effect of the non-cash WHX Pension Plan expense or credit.  In the period ended June 30, 2009, the Company recorded an additional non-cash pension plan accrual of $6.9 million, whereas in the period ended June 30, 2008, the pension plan accrual declined by $4.4 million.  No cash payments for the WHX Pension Plan were required in either period.  Other accrued expenses such as for employee compensation declined in the 2009 period due to less business activity and profitability.  In the six months ended June 30, 2008, an income tax refund of $1.8 million was collected, as compared to a refund for $0.6 million in the current six month period.

Investing Activities

Investing activities used $2.1 million in the six months ended June 30, 2009 and provided $0.3 million in the six months ended June 30, 2008.  Capital spending in the 2009 period was $3.6 million, as compared to $6.7 million spent in the 2008 period.  The Company received net proceeds of $0.8 million related to its settlements of precious metal derivative contracts in the period ended June 30, 2009, as compared to net payments totaling $1.2 million in the period ended June 30, 2008.  Also in the 2008 period, net proceeds from the sale of assets totaled $8.1 million, principally from the sale of the Rancho Cucamonga, California land and plant building utilized by Arlon, Inc., which it has leased back from the buyer under a 15-year lease with two 5-year renewal options.  In the 2009 period, the Company’s discontinued operation, ITD, sold certain equipment for proceeds of $0.6 million.  The balance of the sales proceeds is included in receivables on the balance sheet and is being collected in installments.  Additional sales proceeds totaling $2.0 million are expected to be collected by the end of the fiscal year.

Financing Activities

Financing activities used a net amount of $6.8 million in the six month period ended June 30, 2009.  The Company repaid a net amount of $6.6 million under its term loan agreements during the six months ended June 30, 2009.  Such repayments included both scheduled principal payments as well as payments made pursuant to H&H’s May 9, 2009 amendment to the Wachovia Facilities.  The debt repayments were partially offset by a $4.0 million increase in its revolving credit facilities, for a net reduction of debt of $2.6 million.  The Company has focused on effectively managing cash and working capital in the 2009 period despite the decline in sales. The Company paid $1.3 million of financing fees during the 2009 period as compared to $1.6 million in the 2008 period, principally related to extending and otherwise amending its credit facilities in both periods.

For the six months ended June 30, 2008, financing activities used $16.3 million. H&H borrowed an additional $4.0 million under its Wachovia term loan facility pursuant to a February 14, 2008 amendment to its credit facilities.  There were $14.0 million of repayments of term loans in the six months ended June 30, 2008.  In addition to the scheduled principal repayments, Bairnco used the proceeds of its sale of the Rancho Cucamonga property described above to repay $7.8 million of the term loan under its First Lien Credit Agreement.  Bairnco also repaid $1.8 million of principal on its term loan upon receipt of an income tax refund of the same amount during the 2008 period.  There was also a net repayment on the Company’s revolving credit facilities of $6.6 million.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of consigned precious metal is not included in the Company’s balance sheet.  As of June 30, 2009, H&H’s customer metal consisted of 718,388 ounces of silver, 1,542 ounces of gold, and 1,391 ounces of palladium.  H&H expects that during the third quarter, its balance of customer pooled metal will be reduced, and that it will need to purchase approximately 500,000 ounces of silver, which depending on the market value of silver at the time, may approximate $6.5 to $7.5 million.

Liquidity

For the six months ended June 30, 2009, the Company incurred a net loss of $15.5 million as compared to a $0.9 million net loss for the six months ended June 30, 2008.  The Company had $8.7 million of cash flow provided by operating activities for the six months ended June 30, 2009, as compared to $16.8 million provided in the same six month period last year.  As of June 30, 2009, H&H’s availability under its credit facilities was $20.5 million, and Bairnco’s availability was $4.4 million.

In recent years prior to 2008, the Company incurred significant losses and used significant amounts of cash in operating activities, and as of June 30, 2009, had an accumulated deficit of $446.6 million.  As of June 30, 2009, the Company’s current assets totaled $166.7 million and its current liabilities totaled $117.0 million; for net working capital of $49.7 million.  The Company reduced its level of debt substantially in 2008, from $359.4 million as of January 1, 2008 to $209.2 million as of December 31, 2008 and $204.5 million as of June 30, 2009, principally through the Rights Offering completed on September 25, 2008.  The Rights Offering generated $156.5 million of cash, which was used by the Company to repay $142.5 million of indebtedness to SP II, and $13.2 million of additional debt.

WHX Corporation, the parent company

WHX, the parent company, has as its sole source of cash flow, distributions from its principal subsidiaries, H&H and Bairnco, or other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $9.5 million of which has been distributed.  The remaining $2.5 million is not permitted to be loaned to WHX before March 31, 2010.  H&H’s credit facilities are collateralized by substantially all of the assets of H&H and its subsidiaries.  Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are secured by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline in 2008 of prices across a cross-section of financial markets resulted in an accrued pension liability of the WHX Pension Plan of $141.0 million as of June 30, 2009.  The Company expects to have required minimum contributions for 2009 and 2010 of $1.8 million and $9.7 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of June 30, 2009, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $4.0 million and current liabilities of approximately $0.8 million.  On July 31, 2009, WHX CS Corp., one of these unrestricted subsidiaries of WHX, sold its equity investment in CoSine Communications, Inc. to SP II for $3.1 million.  $3.0 million was loaned to Bairnco by WHX on August 19, 2009 in connection with Bairnco’s partial repayment of the Ableco Facility.

Management expects that WHX will be able to fund its operations in the ordinary course of business over at least the next twelve months.

Handy & Harman and Bairnco

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will improve or when the credit contraction will significantly ease.  As a result of the ongoing credit market conditions, the Company may not be able to obtain additional debt or equity financing if necessary or desired.  Furthermore, one or more of the financial institutions that make available H&H and Bairnco’s revolving credit facilities may become unable to fulfill their funding obligations, which could materially and adversely affect liquidity.

On March 12, 2009, H&H and its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to a maximum additional amount of $2.5 million prior to March 31, 2010, and (vi) provide for an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

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

Effective July 31, 2009, H&H and its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) reset certain financial covenants, (ii) increase the existing limited H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million, and (iii) provide for the repayment of a portion of the term loan under the Wachovia Facilities in the amount of $3.0 million.

On March 12, 2009, Bairnco and certain of its subsidiaries amended the Ableco Facility, and the Wells Fargo Facility, to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  The Subordinated Debt Credit Agreement with SP II was also amended to, among other things, increase the interest rates.

Effective August 18, 2009, Bairnco and certain of its subsidiaries also amended the Ableco Facility to, among other things, (i) reset certain financial covenants, (ii) increase the existing limited H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million and (iii) provide for the repayment of a portion of the Ableco Facility in the amount of $3.0 million.  The Wells Fargo Facility and the Subordinated Debt Credit Agreement were also amended  effective August 18, 2009, to, among other things, (i) reset certain financial covenants to levels consistent with the Ableco Facility, as amended, and (ii) permit the repayment of a portion of the Ableco Facility in the amount of $3.0 million.  The $3.0 million repayment was funded by a subordinated secured loan from WHX to Bairnco in the amount of $3.0 million.

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by their respective borrowing base of accounts receivable and inventory.  As of June 30, 2009, H&H’s availability under its credit facilities was $20.5 million, and Bairnco’s availability under its credit facilities was $4.4 million.  On July 31, 2009, H&H reached a settlement agreement with an insurer for reimbursement of remediation and legal expense for five environmental sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.  The insurer agreed to pay to H&H $3.0 million for past indemnity expense and $150,000 for past defense costs, and such insurance proceeds were paid to H&H on August 10, 2009.  As further described in Note 10 to the Condensed Consolidated Financial Statements, H&H anticipates funding the purchase of 500,000 ounces of silver during the third quarter for customer metal that is subject to pool account agreements, which, depending on the market value of silver at the time, may approximate $6.5 to $7.5 million.

There can be no assurances that H&H and Bairnco will continue to have access to all or any of their lines of credit if their respective operating and financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If either H&H or Bairnco do not meet certain of their respective financial covenants or satisfy the relevant borrowing base criteria, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by their respective lenders and their liquidity could be adversely affected.

Shelf Registration Statement

Pursuant to a shelf registration statement filed on Form S-3 with the SEC and declared effective on June 29, 2009, the Company may from time to time issue up to $25 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock, or debt securities, or any combination of the above, separately or as units. The terms of any offerings under the shelf registration statement will be determined at the time of the offering.  The Company does not presently have any definitive plans or current commitments to sell securities that may be registered under the shelf registration statement.  However, management believes that the shelf registration statement provides the Company with the flexibility to quickly raise capital in the market as conditions become favorable with a minimum of administrative preparation and expense.  The net proceeds of any such issuances under the shelf registration statement are expected to be used for general corporate purposes, which may include working capital and/or capital expenditures.

Summary

Management believes that the Company has the ability to meet its capital requirements on a continuing basis for at least the next twelve months. However, the ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and sale of certain assets. See Note 6.

Management is utilizing the following strategies to enhance liquidity: (1) continuing to implement improvements throughout all of the Company’s operations using the WHX Business System to enhance systems and processes to increase operating efficiencies, (2) supporting profitable sales growth both internally and through acquisition, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company also plans to continue, as appropriate, certain of the extraordinary cost containment measures that it implemented in 2009.

However, if the Company’s cash needs are greater than anticipated or the Company does not materially meet its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company. There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations or through financing could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                     OTHER INFORMATION

ITEM 1.                      Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 16- Contingencies-Legal Matters, of this report.

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

Risks Related to the Current Contractions in the Global and Domestic Economies.

Our Annual Report on Form 10-K contains a number of risk factors relating to the current global recession. Since the filing of the Form 10-K, the global economic downturn deepened during the first six months of 2009.  The market for our products, particularly in the general industrial, residential and industrial construction, transportation and appliance markets, have remained at depressed levels, as evidenced by a 26.3% decline in the Company’s sales in the first six months of 2009 versus the same period in the prior year.  A significant portion of our revenues are received from customers in automotive and construction related industries, which have experienced significant financial downturns.  A recent development concerning the automotive industry that may negatively impact the Company is the filing by several major automakers and auto parts suppliers for Chapter 11 bankruptcy protection.  Additionally, construction spending remained weak in much of the first half of 2009, and decreases in mortgage lending, continued high levels of inventories of unsold new homes, decreased consumer spending and increased vacancy rates at commercial properties could cause further declines in demand for our products that are used in residential and commercial construction.  The continued weakness in our principal markets and the deterioration of the broader global economy could result in greater then expected decreases in demand for our products and the products of our customers, which would materially and adversely affect our revenues, profitability, operating results and cash flow.

ITEM 5.                      Other Information

Effective July 31, 2009, H&H and its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) reset certain financial covenants, (ii) increase the existing limited H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million, and (iii) provide for the repayment of a portion of the term loan under the Wachovia Facilities in the amount of $3.0 million.

Effective August 18, 2009, Bairnco and certain of its subsidiaries also amended the Ableco Facility to, among other things, (i) reset certain financial covenants (ii) increase the existing limited H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million and (iii) provide for the repayment of a portion of the Ableco Facility in the amount of $3.0 million.  The Wells Fargo Facility and the Subordinated Debt Credit Agreement were also amended  effective August 18, 2009, to, among other things, (i) reset certain financial covenants to levels consistent with the Ableco Facility, as amended, and (ii) permit the repayment of a portion of the Ableco Facility in the amount of $3.0 million.  The $3.0 million repayment was funded by a subordinated secured loan from WHX to Bairnco in the amount of $3.0 million.

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

August 19, 2009

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