Form 10-Q
period 2009-09-30
WHX CORP
filed 2009-11-16
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒    No ☐

The number of shares of Common Stock issued and outstanding as of November 14, 2009 was 12,178,565

Part I. Item 1: Financial Statements

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

	(in thousands except per share)

Net sales	$145,172	$195,331	$417,421	$564,631
Cost of goods sold	109,183	143,854	316,733	425,754
Gross profit	35,989	51,477	100,688	138,877

Selling, general and administrative expenses	24,469	34,690	81,801	104,882
Pension expense (credit)	3,521	(2,185)	10,436	(6,555)
Asset impairment charges	-	-	2,046	-
Goodwill impairment charge	1,140	-	1,140	-
Proceeds from insurance claims, net	(3,000)	(757)	(3,000)	(3,447)
Restructuring charges	625	278	2,350	1,628
Other operating expense (income)	(136)	73	(239)	245
Income from continuing operations	9,370	19,378	6,154	42,124
Other:
Interest expense	6,693	8,981	18,768	30,211
Realized and unrealized (gain) loss on derivatives	622	(400)	316	925
Other expense (income)	(53)	637	(169)	655
Income (loss) from continuing operations before tax	2,108	10,160	(12,761)	10,333
Tax provision	261	841	427	2,311
Income (loss) from continuing operations, net of tax	1,847	9,319	(13,188)	8,022

Discontinued Operations:
Income (loss) from discontinued operations, net of tax	(1,029)	149	(2,938)	567
Gain on disposal, net of tax	182	-	1,671	-
Net income (loss) from discontinued operations	(847)	149	(1,267)	567

Net income (loss)	$1,000	$9,468	$(14,455)	$8,589

Basic and diluted per share of common stock

Income (loss) from continuing operations, net of tax	$0.15	$5.39	$(1.08)	$6.44
Discontinued operations, net of tax	(0.07)	0.09	(0.11)	0.45
Net income (loss)	$0.08	$5.48	$(1.19)	$6.89

Weighted average number of common shares outstanding	12,179	1,729	12,179	1,246

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars and shares in thousands)	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$9,998	$8,656
Trade and other receivables - less allowance for doubtful accounts of $3,190 and $3,174 at 9/30/09 and 12/31/08, respectively	82,260	79,696
Inventories	67,703	71,846
Deferred income taxes	1,106	1,310
Other current assets	9,159	10,285
Current assets of discontinued operations	1,204	7,187
Total current assets	171,430	178,980

Property, plant and equipment at cost, less accumulated depreciation and amortization	90,802	98,423
Goodwill	63,949	65,070
Other intangibles, net	34,758	36,965
Non-current assets of discontinued operations	2,790	4,084
Other non-current assets	15,361	18,718
	$379,090	$402,240

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
Trade payables	$44,019	$35,965
Accrued environmental liability	7,145	8,478
Accrued liabilities	26,169	36,890
Current portion of pension liability	9,200	1,800
Accrued interest expense - related party	1,234	262
Current portion of long-term debt	5,944	8,295
Short-term debt	28,963	32,970
Deferred income taxes	257	257
Current liabilities of discontinued operations	326	5,787
Total current liabilities	123,257	130,704

Long-term debt	98,144	110,174
Long-term debt - related party	54,098	54,098
Accrued interest expense - related party	9,107	2,237
Accrued pension liability	134,841	132,190
Other employee benefit liabilities	3,741	4,233
Deferred income taxes	5,009	5,307
Long-term liabilities of discontinued operations	111	188
Other liabilities	5,554	5,016
	433,862	444,147

Stockholders' (Deficit) Equity:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock -$.01 par value; authorized 180,000 shares; issued and outstanding 12,179 shares	122	122
Accumulated other comprehensive loss	(162,148)	(163,502)
Additional paid-in capital	552,819	552,583
Accumulated deficit	(445,565)	(431,110)
Total stockholders' deficit	(54,772)	(41,907)
	$379,090	$402,240

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,455)	$8,589
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,229	15,744
Non-cash stock based compensation	173	378
Amortization of debt related costs	1,329	1,441
Long-term interest on related party debt	6,870	5,285
Deferred income taxes	(141)	(362)
Loss on asset dispositions	59	159
Asset impairment charges	2,046	-
Goodwill impairment charge	1,140	-
Unrealized loss (gain) on derivatives	135	(249)
Reclassification of net cash settlements on derivative instruments	181	1,174
Net cash provided by operating activities of discontinued operations	4,075	1,561
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(2,247)	(27,427)
Inventories	4,390	4,774
Other current assets	1,010	2,530
Accrued interest expense-related party	972	(19,615)
Other current liabilities	5,010	1,258
Other items-net	(174)	259
Net cash provided by (used in) operating activities	24,602	(4,501)
Cash flows from investing activities:
Plant additions and improvements	(4,963)	(9,926)
Net cash settlements on derivative instruments	(181)	(1,174)
Proceeds from sales of assets	252	8,179
Proceeds from sale of investment	3,113	-
Net cash provided by sales of assets of discontinued operations	2,640	-
Net cash provided by (used in) investing activities	861	(2,921)
Cash flows from financing activities:
Proceeds of stock-rights offering	-	155,790
Proceeds from term loans - domestic	9,328	4,000
Net revolver repayments	(4,286)	(13,127)
Net proceeds of term loans - foreign	249	-
Repayments of term loans - domestic	(23,732)	(16,394)
Repayments of term loans - related party	-	(111,188)
Deferred finance charges	(2,228)	(1,534)
Net change in overdrafts	1,089	3,845
Net cash used to repay debt of discontinued operations	(4,559)	(371)
Other	(208)	-
Net cash provided by (used in) financing activities	(24,347)	21,021
Net change for the period	1,116	13,599
Effect of exchange rate changes on net cash	226	(3)
Cash and cash equivalents at beginning of period	8,656	6,090
Cash and cash equivalents at end of period	$9,998	$19,686

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Additional Paid-In	Total Stockholders'
	Shares	Amount	Loss	Deficit	Capital	(Deficit)

Balance, December 31, 2008	12,179	$122	$(163,502)	$(431,110)	$552,583	$(41,907)

Current period change			1,354			1,354
Net loss				(14,455)		(14,455)
Total comprehensive loss						(13,101)
Amortization of stock options					236	236

Balance, September 30, 2009	12,179	$122	$(162,148)	$(445,565)	$552,819	$(54,772)

	Nine Months Ended
Comprehensive Income (Loss)	September 30,
	2009	2008
Net income (loss)	$(14,455)	$8,589
Foreign currency translation adjustment	1,304	(353)
Valuation of marketable equity securities	50	-
	$(13,101)	$8,236

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - The Company and Nature of Operations

WHX Corporation, the parent company (“WHX”), manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), which is a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  WHX also owns Bairnco Corporation (“Bairnco”), which has business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services. See Note 15 “Reportable Segments” for a description of the business and products of each of the Company’s segments.  The business units of H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, are referred to herein as the “Company.”

Note 2 – Liquidity and Management’s Plans

The Company’s third quarter net sales and profitability continue to reflect the adverse effects of the world-wide economic recession which became evident in the second half of 2008.  Significant end market declines were experienced by many of the Company’s served markets, especially general industrial, residential and industrial construction, transportation, and appliance markets. This had a material adverse effect on almost all of the Company’s businesses, driving sales down by 26% in the three and nine months ended September 30, 2009 as compared to the same periods of 2008.  Although the Arlon Coated Materials segment reported higher segment operating income for the quarter ended September 30, 2009, the Company’s other reportable segments experienced declines in segment operating income for both the quarter and nine months ended September 30, 2009 compared to the same periods in 2008.

In late 2008, management prepared contingency plans to respond to the deteriorating economic conditions which were aggressively implemented in 2009.  Significant extraordinary cost containment actions were initiated and are continuing across all of the business segments and the corporate headquarters.  These 2009 actions include a reduction in compensation and benefits for salaried employees, layoffs in both the salaried and hourly workforce, the temporary idling of certain of the Company’s manufacturing facilities for various periods during 2009 to better match production with customer demand, and certain restructuring activities. The Company believes that the 2009 restructuring activities will strengthen its competitive position over the long term.

Income from continuing operations for the nine months ended September 30, 2009 declined by $36.0 million from $42.1 million to $6.2 million, primarily as a result of lower sales from all reportable segments, which was partially offset by lower selling, general and administrative costs and a $3.0 million gain on proceeds from an insurance claim.  The 2009 income from continuing operations included non-cash asset and goodwill impairment charges of $3.2 million and non-cash pension expense of $10.4 million compared to pension-related income of $6.6 million for the same period of the prior year. The 2009 non-cash pension expense was principally a result of actuarial loss amortization.  Such actuarial loss occurred primarily because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%, partially offset by an increase in discount rates. In addition, during the nine months ended September 30, 2009, income from continuing operations included a non-cash gain of $0.7 million from the liquidation of precious metal inventories valued under the last-in-first-out inventory method (“LIFO”), as compared to a non-cash LIFO liquidation gain of $2.5 million in the same period of 2008. The 2009 period was also negatively impacted by a $1.9 million higher operating loss at the Company’s Sumco operation (which is currently being wound down and is anticipated to be classified as a discontinued operation by year-end).

The Company expects to continue its initiatives to improve its operating efficiencies, working capital management and capital allocation, as well as its extraordinary cost containment measures at least through the end of 2009.  Management believes that these initiatives are positioning the Company to realize enhanced performance as the global economy and the markets the Company serves recover.

The Company reduced its debt during the third quarter of 2009 through unscheduled repayments of third-party long-term debt of approximately $8.6 million.  On August 19, 2009, the proceeds of an insurance claim of $3.2 million were used to repay $3.0 million of H&H’s Loan and Security Agreement with Wachovia Bank, N.A. (“Wachovia”), as agent (the “Wachovia Facilities”).  In addition, on August 19, 2009, Bairnco repaid $3.0 million of its Credit Agreement with Ableco Finance LLC (“Ableco”), as administrative agent thereunder (the “Ableco Facility”).  H&H’s subsidiary, Indiana Tube Denmark, which is classified as a discontinued operation, repaid $2.6 million of its mortgage loan using proceeds from the sale of equipment.  In the second quarter, Indiana Tube Denmark repaid $2.1 million of debt.

 Furthermore, Bairnco’s availability for revolving credit under its Credit Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent thereunder (the “Wells Fargo Facility”) was increased by eliminating a letter of credit in the face amount of $2.2 million.  The letter of credit had been issued under the Wells Fargo Facility to support separate financing arrangements in China for one of the Bairnco subsidiaries. These arrangements were refinanced to eliminate the supporting letter of credit requirement and are instead collateralized by existing unencumbered real estate owned by the subsidiary in China.  As a result of this refinancing, Bairnco’s total outstanding letters of credit were reduced from $5.2 million to $3.0 million, thereby increasing Bairnco’s availability under the Wells Fargo Facility by $2.2 million.

The Company had $24.6 million of cash flow provided by operating activities for the nine months ended September 30, 2009, as compared to using $4.5 million in the same nine month period of 2008. Cash flow provided by operating activities for 2008 included the non-recurring payment of accrued interest of $31.3 million.  As of September 30, 2009, H&H’s availability under its credit facilities was $26.3 million, and Bairnco’s U.S. availability was $10.6 million.

 In 2008, the Company reported net income of $3.0 million, but in years prior to 2008, the Company incurred significant losses and used significant amounts of cash in operating activities.  As of September 30, 2009, the Company had an accumulated deficit of $445.6 million.  As of September 30, 2009, the Company’s current assets totaled $171.4 million and its current liabilities totaled $123.3 million; for net working capital of $48.1 million.  The Company reduced its level of debt substantially in 2008, from $359.4 million as of January 1, 2008 to $210.2 million as of December 31, 2008 and $187.1 million as of September 30, 2009, principally through a rights offering completed by the Company on September 25, 2008 (the “Rights Offering”).  The Rights Offering generated $156.5 million of cash, which was used by the Company to repay $142.5 million of indebtedness to Steel Partners II, L.P. (“SP II”), the Company’s largest shareholder at that time, and $13.2 million of additional debt.

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

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline in 2008 of prices across a cross-section of financial markets resulted in an accrued pension liability of the WHX Pension Plan of $144.0 million as of September 30, 2009.  The Company expects to have required minimum contributions to the WHX Pension Plan for 2009 and 2010 of $1.8 million (with $1.4 million remaining for 2009 as of September 30, 2009) and $9.7 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of September 30, 2009, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $3.6 million and current liabilities of approximately $0.9 million.  On July 31, 2009, WHX CS Corp., one of these unrestricted subsidiaries of WHX, sold its equity investment in CoSine Communications, Inc. to SP II for $3.1 million.  A subordinated secured loan of $3.0 million was made by WHX to Bairnco in connection with Bairnco’s partial repayment of their Ableco Facility.

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

On March 12, 2009, H&H and its subsidiaries amended each of the Wachovia Facilities, and their Loan and Security Agreement with SP II (the “Term B Loan”) to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to a maximum additional amount of $2.5 million prior to March 31, 2010, and (vi) provide for an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

On May 8, 2009, H&H and its subsidiaries further amended the Wachovia Facilities to provide for, among other things, additional term loans to the borrowers thereunder in the aggregate principal amount of approximately $5.3 million, which were consolidated with the existing term loans under the Wachovia Facilities for a combined aggregate principal amount of $15.0 million, and additional guaranties by certain subsidiary trusts.  Pursuant to this amendment: (i) a portion of the obligations under the tranche B term loan under the Wachovia Facilities was prepaid in an amount equal to $5.0 million; and (ii) the remaining available proceeds of the term loans are to be used for operating and working capital purposes.  The Term B Loan was also amended on May 8, 2009 to provide for additional guaranties by certain subsidiary trusts.

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

On March 12, 2009, Bairnco and certain of its subsidiaries amended the Ableco Facility and the Wells Fargo Facility to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of that certain Security Agreement by H&H in favor of Ableco (the “H&H Security Agreement”) and that certain Limited Continuing Guaranty by H&H in favor of Ableco (the “H&H Guaranty”).  Bairnco’s Credit Agreement with SP II (the “Subordinated Debt Credit Agreement”) was also amended to, among other things, increase the interest rates.

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

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by their respective borrowing base of accounts receivable and inventory.  As of September 30, 2009, H&H’s availability under its credit facilities was $26.3 million, and Bairnco’s availability under its U.S. credit facilities was $10.6 million.

There can be no assurances that H&H and Bairnco will continue to have access to all or any of their lines of credit if their respective operating and financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If either H&H or Bairnco do not meet certain of their respective financial covenants or satisfy the relevant borrowing base criteria, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by their respective lenders, and their liquidity could be adversely affected.

Shelf Registration Statement

Pursuant to a shelf registration statement filed on Form S-3 with the Securities and Exchange Commission (“SEC”) and declared effective on June 29, 2009, the Company may, from time to time, issue up to $25 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock, or debt securities, or any combination of the above, separately or as units. The terms of any offerings under the shelf registration statement will be determined at the time of the offering.  The Company does not presently have any definitive plans or current commitments to sell securities that may be registered under the shelf registration statement.  However, management believes that the shelf registration statement provides the Company with the flexibility to quickly raise capital in the market as conditions become favorable with a minimum of administrative preparation and expense.  The net proceeds of any such issuances under the shelf registration statement are expected to be used for general corporate purposes, which may include working capital and/or capital expenditures.

Summary

Management believes that the Company has the ability to meet its capital requirements on a continuing basis for at least the next twelve months. However, the ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and sale of certain assets. See Note 6 “Restructuring”.

Management is utilizing the following strategies to enhance liquidity: (1) continuing to implement improvements throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company also plans to continue, as appropriate, certain of the extraordinary cost containment measures that it implemented at least through the end of 2009.

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

On November 24, 2008, the Company consummated a 1-for-10 reverse stock split of its outstanding common stock (the “Reverse Stock Split”).  Pursuant to the Reverse Stock Split, every ten (10) shares of common stock issued and outstanding at the time the split was affected were changed and reclassified into one (1) share of common stock immediately following the Reverse Stock Split.  To enhance comparability, unless otherwise noted, all references herein to the Company’s common stock and per share amounts have been adjusted on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2008.

Note 4 – Recently Issued Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“the Codification” or “ASC”).  The Codification was effective for the Company’s third-quarter 2009 financial statements.  The Codification is the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”) and all existing accounting standards have been superseded. All other accounting guidance not included in the Codification are considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification did not change GAAP and all references to authoritative accounting literature included herein have now been referenced in accordance with the Codification.

In May 2009, the FASB issued ASC No. 855 “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This statement sets forth the period after the balance sheet date that management should evaluate events for transactions that may occur for potential recognition or disclosure in the financial statements.  ASC 855 also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC 855 was applicable to interim or annual financial periods ending after June 15, 2009.  The Company adopted ASC 855 in the second quarter of 2009, and its adoption did not have a significant effect on the Company’s consolidated financial position and results of operations.  The Company has evaluated subsequent events for potential recognition and disclosure through the date of issuance of these financial statements.

In April 2009, the FASB issued ASC No. 825, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC 825”), which increases the frequency of fair value disclosures from an annual to a quarterly basis.  ASC 825 was effective for interim and annual periods ending after June 15, 2009, and the Company adopted its provisions in the second quarter of 2009.  The adoption of ASC 825 did not impact the Company’s financial position or results of operations.  See Note 7 “Fair Value Measurements”.

In April 2009, the FASB issued ASC No. 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC 820-10”). It provides guidance for estimating fair values when there is no active market or where the price inputs being used represent distressed sales and identifying circumstances that indicate a transaction is not orderly. ASC 820-10 was effective for interim and annual reporting periods ending after June 15, 2009, and the Company adopted it in the second quarter of 2009.  Adoption of ASC 820-10 did not have any effect on the Company’s financial position or results of operations.

 In December 2008, the FASB issued ASC No. 715-20, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (“ASC 715-20”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  ASC 715-20 will become effective for financial statements issued for fiscal years and interim periods ending after December 15, 2009.  ASC 715-20 changes the disclosure requirements for benefit plan assets, but does not change the accounting for such assets or plans, and therefore, the Company believes that its adoption will not have an effect on its consolidated financial position and results of operations.

In March 2008, the FASB issued ASC No. 815-10, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10”), which changed the disclosure requirements for derivative instruments and hedging activities, but did not change the accounting for such instruments.  Therefore, the adoption of ASC 815-10 did not have an effect on the Company’s consolidated financial position and results of operations.  ASC 815-10 became effective in the first quarter of 2009.  See Note 11 “Derivative Instruments”.

In September 2006, the FASB issued ASC No. 820, “Fair Value Measurements” (“ASC 820”) which defined fair value, established a framework for measuring fair value in accordance with GAAP, and expanded disclosures about fair value measurements.  ASC 820 did not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  On January 1, 2009, the Company adopted ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis.  The application of ASC 820 did not have an impact on the Company's financial position or results of operations as it related only to disclosure.  The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets.  In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with ASC 820. The requirements of ASC 820 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company would use a market, income or cost approach valuation technique to perform the valuations.  The Company performs an annual impairment analysis of goodwill and indefinite-lived intangible assets as of the fourth quarter of each year, unless there has been an impairment trigger event relating to goodwill or intangible assets during the interim period.  See Note 7 “Fair Value Measurements”.

In December 2007, the FASB issued ASC No. 810, “Non-controlling Interests in Consolidated Financial Statements” (“ASC 810”), which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  ASC 810 became effective for fiscal years beginning after December 15, 2008.  The Company adopted ASC 810 on January 1, 2009, and its adoption did not have a significant effect on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB also issued ASC No. 805, “Business Combinations” (“ASC 805”), which requires an entity to recognize assets acquired, liabilities assumed, contractual contingencies and contingent consideration at their fair value on the acquisition date. ASC 805 also requires that (1) acquisition-related costs be expensed as incurred; (2) restructuring costs generally be recognized as a post-acquisition expense; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period impact income tax expense. The Company adopted ASC 805 on January 1, 2009, and its adoption did not have a significant effect on the Company’s consolidated financial position and results of operations.

Note 5 – Discontinued Operations

In 2008, management decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Denmark subsidiary (“ITD”), sell ITD’s assets, pay off ITD’s debt with cash generated by ITD, and repatriate the remaining cash. The decision to exit this market was made after evaluating current economic conditions and ITD’s capabilities, served markets, and competitors.  In conjunction with the decision to close ITD, the Company reviewed the recoverability of ITD’s long-lived assets in accordance with ASC No 360, “Accounting for Impairment or Disposal of Long-Lived Assets.”  A review of future cash flows, based on the expected closing date, indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at ITD.  As a result of the Company’s review, a non-cash impairment loss of $0.5 million was recognized in 2008 to write down the individual components of long-lived assets to estimated fair value.

During the nine month period ended September 30, 2009, ITD ceased operations and sold or disposed of its inventory and most of its equipment.  A gain on the sale of equipment of $1.7 million was recognized.  ITD has been collecting its receivables, and its facility has been offered for sale.  ITD repaid $4.6 million of its long-term debt during the nine months ended September 30, 2009.  The following assets and liabilities of ITD have been segregated in the accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008.

(in thousands)
	September 30, 2009	December 31, 2008
Current Assets:
Trade accounts receivable	$1,162	$3,669
Inventory	-	3,423
Other current assets	42	95
	$1,204	$7,187

Long-term Assets:
Property, plant & equipment, net	$2,790	$4,084

Current Liabilities:
Note payable to bank	$-	$4,661
Other current liabilities	326	1,126
	$326	$5,787

Long-term liabilities	$111	$188

The income (loss) from Discontinued Operations consists of the following:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2009	2008	2009	2008

Net sales	$994	$4,422	$5,301	$14,783

Operating income (loss)	(776)	318	(2,241)	1,052

Interest/other expense	(253)	(199)	(697)	(269)

Income tax benefit (expense)	-	30	-	(216)

Income (loss) from discontinued operations, net	(1,029)	149	(2,938)	567

Gain on sale of assets, net of tax	182	-	1,671	-

Note 6 - Restructuring

In 2008, the Company evaluated the long-lived assets of its Sumco, Inc. (“Sumco”) subsidiary in light of ongoing operating losses.  Sumco provided electroplating services primarily to the automotive market and is included in the Precious Metal reportable segment.  Sumco had declining cash flows in 2008 and projected negative cash flows for 2009, principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  A review of future cash flows indicated that such cash flows would be insufficient to support the carrying value of certain of Sumco’s long-lived assets.  As a result of the Company’s evaluation, a non-cash impairment loss of $7.8 million was recognized in 2008 to write down the individual components of long-lived assets to the lower of their carrying value or estimated fair value.  In June 2009, Sumco entered into an agreement with the collective bargaining agent representing its unionized workers which specified the conditions of termination of employment for its unionized employees.

On June 12, 2009, Sumco entered into a Management Service Agreement (“MSA”) with a company owned by two former employees (the “Management Company”).   Pursuant to the MSA, the Management Company agreed to fulfill various remaining customer contracts of Sumco before December 31, 2009.   In return, Sumco is paying the Management Company a management service fee and leasing space to the Management Company for a nominal rent.  Sumco is responsible for all the working capital related to the remaining customer contracts.   The Management Company paid Sumco $0.3 million for certain raw material inventory related to one contract that Sumco assigned to the Management Company with the consent of the customer.  Sumco owns the building which is located in Indianapolis, Indiana.  As part of the transactions, Sumco incurred severance costs of approximately $0.5 million.

Restructuring costs of $0.6 million were recorded in the nine month period ended September 30, 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office. The Bairnco corporate office consolidation has been completed.

In April 2009, the Company announced the closure of a facility in New Hampshire which was part of the Precious Metal segment and the relocation of the functions to its facility in Milwaukee, Wisconsin.  Such relocation has been completed and the Company has offered the facility for sublease.  Restructuring costs of approximately $0.4 million were recorded in connection with this relocation, including an estimate of future net lease costs for the facility.

During the second quarter of 2009, the Company closed a leased facility in Dallas, Texas that was part of the Arlon Coated Materials segment, and will now service that business from its facility in San Antonio, Texas.  The Company incurred severance and relocation costs of approximately $0.3 million in connection with the shutdown of the Dallas facility.

EuroKasco S.A (“EuroKasco”), which is part of the Kasco segment of Bairnco, is engaging in restructuring activities principally due to weakness in its machinery sales volume, and recorded $0.5 million of expense related mainly to workforce reduction.

The restructuring costs and activity in the restructuring reserve for the nine months ended September 30, 2009 consisted of:

	Reserve Balance			Reserve Balance
	December 31, 2008	Expense	Payments	September 30, 2009
(in thousands)
Termination benefits	$-	$1,846	$(1,687)	$159
Rent expense	-	318	(146)	172
Other facility closure costs	-	186	(186)	-
	$-	$2,350	$(2,019)	$331

The restructuring charges for the three and nine month periods ended September 30, 2008 of $0.3 million and $1.6 million, respectively, represent move costs to consolidate two plants in San Antonio, Texas into one.  The costs were incurred by the Arlon Coated Materials segment.

On June 30, 2008, Arlon Inc., a wholly-owned subsidiary of Bairnco, (i) sold land and a building located in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year lease term with two 5 year renewal options.  Bairnco guaranteed the payment and performance under the lease. The proceeds from the sale were applied to repay a portion of the term loan under Bairnco’s Wells Fargo Facility. The gain on the sale of the property of $1.8 million was deferred, and the gain is being recognized ratably over the 15 year lease term as a reduction of lease expense.  Approximately $1.6 million and $1.7 million of such deferred gain was included in “Other Long-term Liabilities” on the consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

Note 7 – Fair Value Measurements

The Company adopted ASC No. 820, “Fair Value Measurements” effective January 1, 2009.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e.,  the “exit price”) in an orderly transaction between market participants at the measurement date.

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

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The fair value of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate carrying value due to the short-term maturities of these assets and liabilities.  Fair value of the Company’s long term debt approximates its carrying cost due to variable interest rates.

 The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets, the Company uses techniques including discounted expected future cash flows, or appraisals (Level 3 input).

The Company reviews goodwill for impairment on an annual basis at the end of its fiscal year, December 31.  The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  The occurrence of a significant change in circumstances, such as continuing adverse business conditions or other economic factors or other triggering events, would determine the need for impairment testing between annual impairment tests.  Due to significant deterioration in the general economic environment in recent periods, and its impact on the Company’s sales and projected future cash flows, the Company performed interim impairment tests during the second quarter of 2009, which compared the carrying value of the Company’s reporting units to their fair market value.  Based upon those tests, the Company determined that it was probable that an impairment of certain of its long lived assets such as goodwill had occurred, but could not reasonably estimate the amount of any such impairment at that time.  During the third quarter of 2009, the Company conducted the second step of the goodwill impairment test, which involved, among other things, further assessing the fair value and intangible assets of one of its reporting units, Silicone Technologies (“STD”). The fair value of the reporting unit was determined principally based upon discounted expected future cash flows.  As a result of the fair value assessment, the Company recorded a goodwill impairment charge of $1.1 million related to the STD reporting unit.

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2009 were as follows:

(in thousands)				Arlon
	Precious		Engineered	Electronic
	Metal	Tubing	Materials	Materials	Total

Goodwill, gross amount:
Balance at December 31, 2008	$1,506	$1,895	$51,232	$10,437	$65,070
Adjustments	19				19
Balance at September 30, 2009	1,525	1,895	51,232	10,437	65,089

Accumulated impairment losses:
Balance at December 31, 2008	-	-	-	-	-
Impairment Charge				(1,140)	(1,140)
Balance at September 30, 2009	-	-	-	(1,140)	(1,140)
Goodwill, net at September 30, 2009	$1,525	$1,895	$51,232	$9,297	$63,949

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

The Company measures fair value of its investments in equity securities on a recurring basis and based on a quoted price in an active market for identical securities (i.e. Level 1 input).  The Company has an investment in equity securities valued at fair value of $0.1 million as of September 30, 2009 and December 31, 2008.  The investment is included in “Other Non-current Assets” on the consolidated balance sheets.

In the second quarter of 2009, the Company recorded a $1.2 million non-cash impairment charge in connection with its investment in CoSine Communications Inc. (“Cosine”), which had been accounted for under the equity method.  The amount of the impairment represented the difference between the carrying value of the investment and its fair value.  On July 31, 2009, WHX CS Corp., a subsidiary of WHX, sold its equity investment in CoSine to SP II for cash proceeds of $3.1 million.

Note 8 – Income (Loss) Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding, as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share)

Income (loss) from continuing operations, net of tax	$1,847	$9,319	$(13,188)	$8,022
Weighted average number of common shares outstanding	12,179	1,729	12,179	1,246

Income (loss) from continuing operations, net of tax per common share	$0.15	$5.39	$(1.08)	$6.44

Discontinued operations	$(847)	$149	$(1,267)	$567
Weighted average number of common shares outstanding	12,179	1,729	12,179	1,246

Discontinued operations per common share	$(0.07)	$0.09	$(0.11)	$0.45

Net income (loss)	$1,000	$9,468	$(14,455)	$8,589
Weighted average number of common shares outstanding	12,179	1,729	12,179	1,246

Net income (loss) per common share	$0.08	$5.48	$(1.19)	$6.89

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including warrants and stock options and other stock-based incentive compensation arrangements during the three and nine months ended September 30, 2009 and 2008.  However, no common share equivalents were dilutive in the nine month period ended September 30, 2009 because the Company reported a net loss and therefore, any outstanding warrants and stock options would have had an anti-dilutive effect.  For the three month periods ended September 30, 2009 and 2008, and the nine month period ended September 30, 2008, no outstanding common share equivalents were dilutive because the exercise price of such equivalents exceeded the fair market value of the Company’s common stock.  As of September 30, 2009, stock options for an aggregate of 60,500 shares are excluded from the calculation of net loss per share.

The large change in the number of shares outstanding is due to the additional shares issued in the Rights Offering in September 2008.  See Note 9 “Stockholders’ (Deficit) Equity”.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances as of September 30, 2009 and December 31, 2008 were comprised of:

(in thousands)	September 30,	December 31,
	2009	2008

Net actuarial losses and prior service costs and credits	$(165,851)	$(165,851)
Foreign currency translation adjustment	3,817	2,513
Valuation of marketable equity securities	(114)	(164)
	$(162,148)	$(163,502)

Note 10 – Inventories

Inventories at September 30, 2009 and December 31, 2008 were comprised of:

(in thousands)	September 30,	December 31,
	2009	2008

Finished products	$21,622	$34,452
In - process	12,476	13,426
Raw materials	26,153	22,844
Fine and fabricated precious metal in various stages of completion	8,889	2,247
	69,140	72,969
LIFO reserve	(1,437)	(1,123)
	$67,703	$71,846

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $1.4 million and $1.1 million as of September 30, 2009 and December 31, 2008, respectively.  In the nine month period ended September 30, 2009, the Company experienced a liquidation of its inventory of gold which management believes to be a permanent liquidation since the Company does not expect to reinstate the inventory by year end.  Operating income for the three and nine months ended September 30, 2009 includes a $0.7 million credit to cost of goods sold from the liquidation of the gold inventory valued at LIFO.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. When the balance of customer metal declines, H&H must purchase metal.  During the third quarter of 2009, H&H’s balance of customer pooled silver was reduced by approximately 483,000 ounces attributable to one major customer.  Therefore, H&H’s silver inventory rose by a similar number of ounces, resulting in the Company expending approximately $7.4 million to replace customer metal during the quarter ended September 30, 2009.   Furthermore, H&H established a new LIFO layer of silver during the period, and its cost of sales reflects recent market prices of silver.  As of September 30, 2009, H&H’s customer metal consisted of 235,764 ounces of silver, 1,377 ounces of gold, and 1,391 ounces of palladium.

Supplemental inventory information:	September 30,	December 31,
	2009	2008
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$7,452	$1,124

Market value per ounce:
Silver	$16.21	$11.30
Gold	$1,003.48	$883.00
Palladium	$292.00	$185.00

Note 11 – Derivative Instruments

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As of September 30, 2009, the Company had entered into forward and future contracts for gold with a total value of $1.0 million and for silver with a total value of $7.0 million.

The Company also economically hedges its exposure on variable interest rate debt denominated in foreign currencies at one of its foreign subsidiaries.

As these derivatives are not designated as accounting hedges under ASC No. 815-10, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815-10”), they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in these commodity or foreign exchange markets could negatively impact H&H’s costs.  The three month periods ended September 30, 2009 and 2008 include a net loss of $0.6 million and a net gain of $0.4 million, respectively.  The nine month periods ended September 30, 2009 and 2008 include net losses of $0.3 million and $0.9 million, respectively, on derivative instruments.

As of September 30, 2009, the Company had the following outstanding forward or future contracts with settlement dates ranging from October 2009 to December 2009.

Commodity	Amount

Silver	425,000	ounces
Gold	800	ounces

ASC 815-10 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

(in thousands)
		September 30,	December 31,
Derivative	Balance Sheet Location	2009	2008

Commodity contracts	Other current assets	$221	$355
Interest rate swap	Accrued liabilities	-	(199)
Total derivatives not designated as hedging instruments		221	156

Total derivatives		$221	$156

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

(in thousands)		Three Months Ended September 30,
		2009	2008
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Gain (loss) on Derivatives	$(622)	$400
Interest rate swap	Interest income (expense)	-	(109)
Total derivatives not designated as hedging instruments		$(622)	$291

Total derivatives		$(622)	$291

		Nine Months Ended September 30,
		2009	2008
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Gain (loss) on Derivatives	$(316)	$(925)
Interest rate swap	Interest income (expense)	(312)	(1)
Total derivatives not designated as hedging instruments		$(628)	$(926)

Total derivatives		$(628)	$(926)

Note 12 – Pensions, Other Postretirement and Post-Employment Benefits

The following table presents the components of net periodic pension cost (credit) for the Company’s pension plans for the three and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Service cost	$80	$93	$240	$279
Interest cost	6,418	6,663	19,253	19,989
Expected return on plan assets	(6,202)	(8,966)	(18,732)	(26,898)
Amortization of prior service cost	15	25	45	75
Amortization of actuarial loss	3,210	-	9,630	-
	$3,521	$(2,185)	$10,436	$(6,555)

The actuarial loss occurred principally because investment returns on the assets of the WHX Pension Plan during 2008 were significantly less than the assumed return of 8.5%.  The 2008 column includes the pension credit of the Bairnco qualified pension plans, substantially all of which were merged into the WHX Pension Plan as of December 31, 2008.

In addition to its pension plans which are included in the table above, the Company also maintains several other postretirement benefit plans covering certain of its employees.  The approximate aggregate expense for these plans was $0.1 million in both of the three month periods ended September 30, 2009 and 2008, and $0.3 million in both of the nine month periods ended September 30, 2009 and 2008.  In addition, during the nine months ended September 30, 2009, the Company reduced its postretirement benefits expense by $0.9 million because of a reduction in certain postretirement benefits for former employees.

Note 13 – Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2009	2008
(in thousands)

Long-term Debt to Non Related Party:
H&H Wachovia Facility term loans	$45,750	$54,670
Other H&H debt-domestic	7,475	7,580
Bairnco Wells Fargo Facility term loan	4,090	6,466
Bairnco Ableco Facility term loan	42,000	45,000
Bairnco foreign loan facilities	4,773	4,753
Total debt to non related party	104,088	118,469
Less portion due within one year	5,944	8,295
Long-term debt to non related party	98,144	110,174

Long-term Debt to Related Party:
H&H Term B Loan	44,098	44,098
Bairnco Subordinated Debt Credit Agreement	10,000	10,000
Long-term debt to related party	54,098	54,098
Total long-term debt	$152,242	$164,272

In addition to the Term B Loan with SP II, interest due to SP II under the Term B Loan is not required to be paid in cash until the Wachovia Facilities have been repaid and thus, such accrued interest has been classified as a long-term liability in the consolidated balance sheets as of September 30, 2009 and December 31, 2008.  The interest accrued to SP II is subject to the same collateral as the Term B Loan.

On March 12, 2009, H&H and certain of its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries, (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to a maximum additional amount of $2.5 million prior to March 31, 2010, and (vi) provide for an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

On May 8, 2009, H&H and its subsidiaries further amended the Wachovia Facilities to provide for, among other things, additional term loans to the borrowers thereunder in the aggregate principal amount of approximately $5.3 million, which were consolidated with the existing term loans under the Wachovia Facilities for a combined aggregate principal amount of $15.0 million, and additional guaranties by certain subsidiary trusts.  Pursuant to this amendment: (i) a portion of the obligations under the tranche B term loan under the Wachovia Facilities was prepaid in an amount equal to $5.0 million; and (ii) the remaining available proceeds of the term loans are to be used for operating and working capital purposes.   The Term B Loan was also amended on May 8, 2009 to provide for additional guaranties by certain subsidiary trusts.

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

Note 14 - Income Taxes

For the three month periods ended September 30, 2009 and 2008, tax provisions from continuing operations of $0.3 million and $0.8 million were recorded, respectively.  For the nine month periods ended September 30, 2009 and 2008, tax provisions from continuing operations of $0.4 million and $2.3 million were recorded, respectively.  The Company’s tax provisions are principally for state and foreign income taxes because no federal income tax benefit has been recognized in any of these periods due to the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods. The nine month period ended September 30, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

Note 15 – Reportable Segments

The Company principally operates in North America, and has six reportable segments:

Precious Metal Segment

H&H’s Precious Metal segment fabricates precious metal and their alloys into brazing alloys and utilizes precious metal in precision electroplating.  H&H’s brazing alloys are used to join most common metals as well as specialty metals with strong, hermetic joints.  H&H offers a wide variety of these metal joining products, including gold, silver, palladium, copper, nickel, and aluminum based materials.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including automotive, heating, ventilation and air conditioning (“HVAC”), general industrial and other metal-joining industries.  H&H is also engaged in precision electroplating (often using gold, silver, palladium and various base metals) of electronic and electrical components primarily for use in the automotive industry.  H&H’s profits from precious metal products are principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value,” which includes the cost of base metals, labor, overhead, financing and profit.

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

Engineered Materials Segment

H&H’s Engineered Materials Segment supplies products to the construction and building industries. H&H manufactures fasteners and fastening systems for the U.S. commercial flat roofing industry.  Products are sold to building and roofing material wholesalers. The products are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in log homes, landscaping, masonry, and wood decks.  H&H also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, H&H manufactures electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

Arlon Electronic Materials (“Arlon EM”) Segment

Arlon EM’s principal products include high performance materials for the printed circuit board (“PCB”) industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets.

Arlon EM supplies high technology materials to the PCB industry.  Arlon EM products are marketed principally to OEMs and PCB manufacturers around the world by a direct technical sales force in many cases in support of country and area specific distributors and manufacturer’s representatives.  Arlon EM’s conventional laminates product line includes a wide variety of specialty polyimide and epoxy laminates and bonding films, as well as other high performance thermoset laminates.  These materials are used in demanding commercial and military market applications including high density interconnect, surface mount technology, heat sink bonding, semiconductor testing, wireless communications and microvia PCBs.  The microwave and radio frequency product area offers fluoropolymers (“PTFE”), ceramic-filled fluoropolymers, and other non-PTFE laminates that deliver the electrical performance needed in frequency-dependent circuit applications such as analog, digital and personal communication systems, high-frequency military electronics, microwave antennas and cellular base station electronics.  These products are supplied as copper-clad laminates with bonding plies or prepregs for production of multi-layer printed circuits.

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

Management has determined that certain operating companies should be aggregated and presented within a single reportable segment on the basis that such operating segments have similar economic characteristics and share other qualitative characteristics.  Management reviews sales, gross profit and operating income to evaluate segment performance. Operating income for the reportable segments excludes the costs of shared corporate headquarters functions such as finance, auditing, treasury, legacy legal, benefits administration, and certain executive functions, as well as other general corporate expenses. This is a revision to the measurement of segment profit and loss that has been reported by the Company in each of the quarters of 2008 and in the first quarter of 2009 in which these shared corporate headquarters functions were allocated to the reportable segments. Other shared functions that can be specifically identified with each segment have been charged to those segments. The 2008 segment income of each segment has been restated to be comparable with the revised presentation.  Other income and expense, interest expense, and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s management.

The following table presents information about reportable segments for the three and nine month periods ended September 30, 2009 and 2008.

Statement of operations data:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008

Net Sales:
Precious Metal	$25,837	$40,344	$74,249	$131,624
Tubing	18,782	27,564	56,371	78,408
Engineered Materials	56,055	74,884	153,180	198,636
Arlon Electronic Materials	13,154	16,777	44,034	48,409
Arlon Coated Materials	16,762	19,103	43,921	56,763
Kasco	14,582	16,659	45,666	50,791
Total net sales	$145,172	$195,331	$417,421	$564,631

Segment operating income:
Precious Metal (a)	$3,263	$6,759	$2,514	$14,120
Tubing (b)	1,399	2,458	3,597	6,812
Engineered Materials	7,037	9,238	14,288	20,458
Arlon Electronic Materials ( c )	(501)	1,849	2,305	4,232
Arlon Coated Materials (d)	682	185	(433)	(211)
Kasco (e)	494	625	2,264	2,703
Total segment operating income	$12,374	$21,114	$24,535	$48,114

Unallocated corporate expenses & non operating units	2,542	4,665	9,110	15,833
Unallocated pension expense (credit)	3,503	(2,185)	10,418	(6,555)
Proceeds from insurance claims, net	(3,000)	(757)	(3,000)	(3,447)
Asset impairment charge	-	-	1,158	-
Corporate restructuring costs	(26)	-	636	-
(Gain) loss on disposal of assets	(15)	13	59	159
Income from continuing operations	9,370	19,378	6,154	42,124

Interest expense	6,693	8,981	18,768	30,211
Realized and unrealized (gain) loss on derivatives	622	(400)	316	925
Other (income) expense	(53)	637	(169)	655
Income (loss) from continuing operations before tax	$2,108	$10,160	$(12,761)	$10,333

(a)  Segment operating income for the Precious Metal segment for the nine months ended September 30, 2009 includes restructuring charges of $0.4 million relating to the closure of a facility in New Hampshire, and $0.5 million relating to Sumco, an operation currently being wound down and expected to be classified as a discontinued operation by year-end. The results for the Precious Metal segment for the three and nine month periods ended September 30, 2009 and 2008 also include $0.7 million and $2.5 million of gain, respectively, resulting from the liquidation of precious metal inventory valued at LIFO cost.
(b)  Segment operating income for the Tubing segment for the nine months ended September 30, 2009 includes non-cash asset impairment charges of $0.9 million to write-down to fair value certain equipment formerly used in the manufacture of a discontinued product line.
( c )  Segment operating results for the Arlon EM segment for the three and nine months ended September 30, 2009 include a $1.1 million goodwill impairment charge recorded to adjust the carrying value of one of the Arlon EM segment’s reporting units to its estimated fair value.

(d)  Segment operating results for the Arlon CM segment for the three and nine months ended September 30, 2009 include $0.1 million and $0.3 million of restructuring costs, respectively, related to the closure and relocation of an operation in Dallas, Texas.  In the segment operating results for the three and nine month periods ended September 30, 2008, $0.3 million and $1.6 million of move costs, respectively, were incurred to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the results of those periods were negatively impacted by a plant shutdown and related operating inefficiencies during the move.
(e)  Segment operating income for the Kasco segment for the three and nine months ended September 30, 2009 includes $0.5 million of costs related to restructuring activities at its EuroKasco operation.

Note 16 - Contingencies

Legal Matters:

Paul E. Dixon & Dennis C. Kelly v. Handy & Harman

Paul Dixon and Dennis Kelly, two former officers of H&H (the “Claimants”) filed a Statement of Claim with the American Arbitration Association (the “Arbitration”) on or about January 3, 2006.  The Claimants were employees of H&H until September 2005 when their employment was terminated by H&H.  Their arbitration claims included seeking payments allegedly due under employment contracts and allegedly arising from their terminations, and seeking recovery of benefits under what they allege was the H&H Supplemental Executive Retirement Plan.

In the Arbitration, Claimants sought an award in excess of $4.0 million each, plus interest, costs and attorneys’ fees.  The Claimants also sought indemnification for certain matters and an injunction against H&H with regard to life insurance policies.  On February 15, 2006, H&H brought a special proceeding in the Supreme Court of the State of New York, County of Westchester (“Supreme Court, Westchester County”), for a judgment staying the arbitration of three of the four claims.  On March 10, 2006, all of the parties filed a stipulation with the court, discontinuing the court proceeding and agreeing therein, among other things, that all claims asserted by the Claimants in the Arbitration (which was also discontinued at that time) would be asserted in Supreme Court, Westchester County.

In April 2006, the Claimants served a request for benefits, severance and other amounts, similar to those described above, on H&H and various plan administrators and fiduciaries thereof.  The request was reviewed in accordance with the procedures of the benefit plans at issue and by letter dated September 27, 2006, Claimants were notified that their request was largely denied.

In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.  The defendants are vigorously defending this lawsuit, and believe that it is without merit.  On April 22, 2009, the defendants filed a motion for summary judgment seeking dismissal of the case. The motion for summary judgment was fully briefed on June 29, 2009 and is now pending with the district court.  There can be no assurance that the defendants will be successful in defending against Mr. Kelly’s claims, or that the defendants will not have any liability on account of Mr. Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Arista Development LLC v. Handy & Harman Electronic Materials Corporation (“HHEM”)

In 2004, HHEM, a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts (the “MA Property”).  Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts.  The plaintiff alleges that HHEM is liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  The court entered a preliminary injunction enjoining HHEM from conveying the property to anyone other than the plaintiff during the pendency of the case.  Discovery on liability and damages has been stayed while the parties are actively engaged in settlement discussions. Since discovery is not completed, it cannot be known at this time whether it is foreseeable or probable that plaintiff would prevail in the litigation or whether H&H would have any liability to the plaintiff.

Electroplating Technologies, Ltd. v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contended that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential ETL information.  ETL sought damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  On May 8, 2009, after a ten day trial, the jury found that Sumco had not misappropriated ETL’s trade secrets.  However, the jury found that Sumco had breached a contractual obligation owed to ETL and as compensation for that breach of contract, awarded ETL the sum of $250,000.  Following the jury verdict, the court denied ETL’s equitable requests for an injunction and for an accounting.  On May 18, 2009, Sumco filed a motion with the court for judgment notwithstanding the verdict to set aside the damage award.  On May 28, 2009, ETL filed a motion with the court seeking (i) a new trial and (ii) a modified verdict in the amount of $2,250,000. Sumco vigorously opposed ETL’s two motions.   In an order docketed September 25, 2009, the court denied ETL’s motion for a new trial and to increase the jury’s verdict.  The court then granted Sumco’s motion for a judgment notwithstanding the verdict and overturned the jury’s May 2009 award of $250,000 against Sumco for breach of contract.  ETL then filed a notice of appeal of the court’s decision on October 16, 2009.  Sumco intends to vigorously litigate the appeal.

World Properties, Inc. et. al. v. Arlon, Inc.

In December 2008, World Properties, Inc. and Rogers Corporation (collectively, “Rogers”) filed a lawsuit against Arlon, Inc. (“Arlon”), a subsidiary of Bairnco, in the United States District Court for the District of Connecticut.  The lawsuit alleged that Rogers is the exclusive licensee under U.S. Patent No. 5,552,210 (the “210 Patent”) and that Arlon’s TC600 circuit board infringed that patent.  In the complaint, Rogers demanded that Arlon cease the manufacture, sale and distribution of its TC600 circuit board and that the district court award unspecified damages to compensate Rogers for the alleged infringement.  On January 14, 2009, Arlon moved to dismiss the lawsuit, based upon a covenant not to sue contained in an asset purchase agreement between Rogers and Arlon, dated January 30, 1996 (the “APA”), that Arlon contends covers the TC600 and the 210 Patent.  Arlon also requested that the district court stay discovery on Rogers’ patent infringement claim pending resolution of the motion to dismiss.  On February 13, 2009, the district court: (i) agreed to a stay of discovery on the patent infringement claim; (ii) directed the parties to conduct expedited discovery on the issue of the applicability of the covenant not to sue in the APA to the TC600 and the 210 Patent; and (iii) denied the motion to dismiss without prejudice.   On June 24, 2009, plaintiffs filed a motion to amend its complaint in order to assert that a second Arlon product (AD 1000) infringed a second Rogers patent, U.S. Patent No. 5,384,181 (the “181 Patent”).   Arlon subsequently filed its opposition to plaintiffs’ motion to amend its complaint.  On June 30, 2009, Arlon filed a motion for summary judgment seeking to dismiss the lawsuit based upon the APA.  In an order issued October 9, 2009, the district court granted Arlon’s motion for summary judgment and dismissed all of Rogers’ affirmative patent infringement claims.  The parties are currently in settlement discussions regarding the remaining claim in the case which is Arlon’s affirmative claim for contractual indemnification for Rogers’ breach of a covenant not to sue Arlon.

Environmental Matters

H&H has been working cooperatively with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007, although H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is required, there will be monitoring of the Sold Parcel site for several years.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s Soil Action Remediation Action Report, dated December 28, 2007 as amended by an addendum letter dated July 15, 2008, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through September 30, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.4 million.  H&H received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and is pursuing its potential entitlement to additional insurance coverage.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and is continuing the process of evaluating various options for its remediation of the Adjacent Parcel.

HHEM entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM and H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate the most effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of September 30, 2009, over and above the $1.0 million, total investigation and remediation costs of $1.2 million and $0.4 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.  Additionally, HHEM indirectly is currently being reimbursed through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP, and there is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

H&H and Bairnco (and/or one or more of their respective subsidiaries) have also been identified as potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state statutes at several sites and are parties to administrative consent orders in connection with certain other properties.  H&H and Bairnco (and/or one or more of their respective subsidiaries) may be subject to joint and several liabilities imposed by CERCLA on PRPs.  Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, H&H and Bairnco are unable to reasonably estimate the ultimate cost of compliance with such laws.

H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H then voluntarily joined a group of ten (10) other PRPs (the “PRP Group”) which has since increased to thirteen (13), to work cooperatively regarding remediation of the Superfund site.  Investigative work is ongoing to determine whether there are other parties that sent hazardous substances to the Superfund site but that have not received notice letters or been named as PRPs to date.  The PRP Group submitted its good faith offer to the EPA in late October 2006.  The offer was contingent on the PRP Group arriving at an acceptable allocation amongst themselves.  The PRP Group agreed upon allocations as to percentages of responsibility for investigation and remediation costs at the Superfund site.  There is a “shortfall” in the overall allocation that is being shared, on a pro rata basis, among all of the participating PRPs.  The EPA has agreed to an orphan share equal to the past costs incurred through April 1, 2008 and has also agreed to cap all future EPA response and oversight costs at $2.9 million as further consideration for the orphan share.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  On December 9, 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts.  After the thirty-day comment period (during which no comments were received), the EPA filed a motion for the entry of the consent decree, which was granted on January 27, 2009.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009.  On March 12, 2009, H&H made a payment of $182,053 relating to the “true-up” of monies previously expended for remediation.  On March 27, 2009, H&H made a payment of $308,380 for H&H’s share of the early action items for the remediation project. In addition, on March 11, 2009, the Company executed a financial guaranty of H&H’s obligations in connection with the Superfund site. There are some potentially responsible parties who have not participated to date in the consent decree negotiations and allocation process.  Any such non-participating potentially responsible party may be sued by the PRP Group under CERCLA.  That is a decision that will be made in the future by the participating PRPs.  The remediation of radiological contamination at the site is the responsibility of the Department of Energy (“DOE”).  The DOE radiological remediation is being accomplished by the U.S. Army Corps of Engineers (the “ACOE”).  The DOE portion of the work has begun but is not expected to be completed until the Spring of 2011 at the earliest and it may be delayed even further due to inadequate funding in the federal program financing the DOE radiological remediation work.  Once the DOE portion of the work is completed, the remaining remediation work relating to chemical contamination that is the responsibility of the PRP Group will be more clearly defined.  Additional financial contributions will be required by the PRP Group when it starts its work upon completion of the DOE’s radiological remediation work.  The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The ACOE has informed one of the radiological PRPs in the PRP Group that it may seek contribution from that PRP for the portion of the remediation performed by the ACOE.  That radiological PRP in turn has indicated that it wishes to preserve its rights to sue the chemical PRPs in the event any portion of the ACOE’s claim relates to chemical waste.  The PRPs investigated the nature of the ACOE’s potential claim and determined, based on information currently available, that there is a minimal potential that the ACOE’s claim can legally or factually result in a contribution claim against the chemical PRPs.  H&H has recorded a significant reserve in connection with this matter.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM’s Licensed Site Professional’s partial RAO opinion constitute confirmation of the adequacy of HHEM’s investigation of the MA Property as well as its remediation and post closure monitoring plans.  HHEM is negotiating with MADEP and the Massachusetts Attorney General a covenant not to sue (CNTS) to cover the MA Property.  Once the CNTS is executed, HHEM will file a Remedy Operation Status and will then work towards filing a Class A-3 RAO to close the site once groundwater monitoring demonstrates that the remediation has controlled the conditions at the site.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, H&H and Bairnco and/or their subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco and/or their subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters. The Company had approximately $7.1 million accrued related to estimated environmental remediation costs as of September 30, 2009.   Based upon information currently available, including prior capital expenditures, anticipated capital expenditures, and information available on pending judicial and administrative proceedings, H&H and Bairnco and/or their subsidiaries do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on them, but there can be no such assurances that the resolution of these matters will not have a material adverse effect on the financial positions, results of operations and cash flows of H&H and Bairnco and/or their subsidiaries.  The Company anticipates that H&H and Bairnco and/or their subsidiaries will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco and/or their subsidiaries will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco and/or their subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including WHX, for payment of such liabilities.

On July 31, 2009, H&H reached a settlement agreement with an insurer for reimbursement of remediation and legal expense for five sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.  The insurer agreed to pay H&H $3,000,000 for past indemnity expense and $150,000 for past defense costs.  Such insurance proceeds were received on August 10, 2009, and have been reflected as a gain in the “Proceeds from insurance claims” line on the consolidated statement of operations in the third quarter.

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

Pension Plan Contingency Arising from the WPC Group Bankruptcy

On July 24, 2003, the Company entered into an agreement among the Pension Benefit Guaranty Corporation (“PBGC”), certain of its former subsidiaries (“WPC” and “WPSC”), and the United Steelworkers of America, AFL-CIO-CLC (“USWA”), in settlement of matters relating to the Termination Litigation, in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, WHX agreed, among other things, (i) to certain administrative facts and legal conclusions about the WHX Pension Plan, as well as certain ongoing agreements, as set forth in the settlement agreement, and (ii)  that WHX will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  The WPC Group was a wholly-owned subsidiary of WHX until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.

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

H&H Segments

•	H&H’s Precious Metal segment fabricates precious metal and their alloys into brazing alloys and utilizes precious metal in precision electroplating.

•
H&H’s Tubing segment manufactures a wide variety of steel tubing products. Small-diameter precision-drawn tubing fabricated from stainless steel, nickel alloy and carbon and alloy steel is produced in many sizes and shapes to critical specifications for use in the appliance, refrigeration, petrochemical, transportation, semiconductor, aircraft and instrumentation industries. Additionally, tubular products are manufactured for the medical industry for use in surgical devices and instrumentation.

•
H&H’s Engineered Materials segment manufactures fasteners, fastening systems, plastic and steel connectors, exothermic welding materials, and electro galvanized and painted sheet steel products for the roofing, construction, appliance, do-it-yourself, electric, natural gas and water distribution industries.

Bairnco Segments

•
Arlon EM manufactures high performance laminates & prepregs for circuit boards and silicone rubber composites. These materials provide the enabling platform for the electronic designs of the future, ranging across military electronics, semiconductor, energy, medical devices, aerospace, telecommunications and transportation applications.

•
Arlon CM’s principal products include adhesive coated cut graphics and digitally printable cast and calendared vinyl films, cast vinyl fabric, custom-engineered laminates, and coated and laminated films, foils, foams and papers used in a broad range of industrial, consumer and commercial products.

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

Cost Actions Taken During the Nine Months Ended September 30, 2009

Overview and Outlook

The world-wide economic recession which became evident in the second half of 2008 continued to adversely impact net sales and profitability through the nine months ended September 30, 2009.  Significant end market declines were experienced by many of the Company’s served markets, especially general industrial, residential and industrial construction, transportation, and appliance markets. This had a material adverse effect on almost all of the Company’s businesses, driving sales down by over 26% during the nine months ended September 30, 2009 as compared to the same period of 2008.  All of the Company’s reportable segments experienced declines in operating income for the nine months ended September 30, 2009 compared to the same period in 2008.

In late 2008, management prepared contingency plans to respond to the deteriorating economic conditions which were aggressively implemented in 2009.  Significant extraordinary cost containment actions were initiated and are continuing across all of the business segments and the corporate headquarters.  These 2009 actions include a reduction in compensation and benefits for salaried employees, layoffs in both the salaried and hourly workforce, the temporary idling of certain of the Company’s manufacturing facilities for various periods during 2009 to better match production with customer demand, and certain restructuring activities.  The Company believes that the 2009 restructuring activities will strengthen its competitive position over the long term.

Income from continuing operations for the nine months ended September 30, 2009 declined by $36.0 million from $42.1 million to $6.2 million, primarily as a result of lower sales from all reportable segments, which was partially offset by lower selling, general and administrative costs and a $3.0 million gain on proceeds from an insurance claim.  The 2009 income from continuing operations included non-cash asset and goodwill impairment charges of $3.2 million, and non-cash pension expense of $10.4 million compared to pension-related income of $6.6 million for the same period of the prior year. The 2009 non-cash pension expense was principally a result of actuarial loss amortization.  Such actuarial loss occurred primarily because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%, partially offset by an increase in discount rates. In addition, during the nine months ended September 30, 2009, income from continuing operations included a non-cash gain of $0.7 million from the liquidation of precious metal inventories valued at LIFO, as compared to a non-cash LIFO liquidation gain of $2.5 million in the same period of 2008. The 2009 period was also negatively impacted by a $1.9 million higher operating loss at the Company’s Sumco operation (which is currently being wound down and is anticipated to be classified as a discontinued operation by year-end).

The Company expects to continue its initiatives to improve its operating efficiencies, working capital management and capital allocation, as well as its extraordinary cost containment measures at least through the end of 2009. The implementation and utilization of the WHX Business System has been and will continue to be the primary driver to achieving these goals, which management believes are positioning the Company to realize enhanced performance as the global economy and the markets the Company serves recover.

Comparison of Third Quarter ended September 30, 2009 and 2008

The operating results for the three months ended September 30, 2009 and 2008 (“third quarter”) are shown in the following table (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Net sales	$145,172	$195,331
Gross profit	35,989	51,477
Income from continuing operations	9,370	19,378
Income from continuing operations before tax	2,108	10,160
Income from continuing operations, net of tax	1,847	9,319

Discontinued operation:
Income (loss) from discontinued operation, net of tax	(1,029)	149
Gain on disposal of fixed assets, net of tax	182	-
Net income (loss) from discontinued operation	(847)	149
Net income (loss)	$1,000	$9,468

Net sales for the third quarter of 2009 decreased by $50.2 million, or 25.7%, to $145.2 million, as compared to $195.3 million for the third quarter of 2008.  The lower sales volume across all the operating business segments was primarily driven by lower demand as a result of the current world-wide economic recession.

Gross profit in the third quarter of 2009 declined to $36.0 million as compared to $51.5 million in 2008. Gross profit margin for the quarter declined to 24.8% as compared to 26.4% during the same period of 2008. The decline in gross profit was primarily due to lower sales volume, reduced absorption of manufacturing costs due to lower production levels, and unfavorable product mix. However, improved price realization in 2009 more than offset the impact of higher raw material costs. In addition, a non-cash LIFO liquidation gain of $0.7 million related to precious metal inventory was recognized in the third quarter of 2009 as compared to a non-cash LIFO liquidation gain of $2.5 million during the same period of 2008.

Selling, general and administrative (“SG&A”) expenses in the third quarter of 2009 decreased $10.2 million to $24.5 million, or 16.9% of sales, from $34.7 million, or 17.8% of sales, in the third quarter of 2008.  SG&A costs decreased in all segments, due to costs savings from headcount reduction and incentive pay accruals, lower legal fees, partially offset by the severance costs related to the workforce reduction efforts.

A non-cash pension expense for the WHX Pension Plan of $3.5 million was recorded in the third quarter of 2009.  This non-cash pension expense primarily represents actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%, partially offset by an increase in discount rates.  In 2008 the Company recorded a favorable non-cash pension credit of $2.2 million.

The Company evaluated the goodwill of its Silicone Technology reporting unit (“STD”) in light of deterioration of its profitability and forecasted future operating income.  STD sells flexible heaters, electronic materials for appliance, automotive, and defense/aerospace markets and is included in the Arlon EM segment.  The decline in STD’s current and expected future profitability was principally caused by the downturn in U.S. economic activity accelerated by STD’s reliance on the appliance and automotive markets.  As a result of the Company’s evaluation, a non-cash impairment charge of $1.1 million was recognized in the third quarter of 2009 to write down the goodwill.

The Company recorded a gain of $3.0 million from insurance proceeds during the three months ended September 30, 2009 compared to a gain of $0.8 million for the same period of 2008.  On July 31, 2009, H&H reached a settlement agreement with an insurer for reimbursement of certain remediation and legal expenses for five sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.

Restructuring costs of $0.6 million and $0.3 million were recorded in the third quarter of 2009 and 2008, respectively.  EuroKasco (a division of Kasco) recorded $0.5 million of restructuring expenses related to workforce reduction.

Income from continuing operations decreased $10.0 million to $9.4 million in the third quarter of 2009 as compared to $19.4 million in the same period of 2008. The lower income from continuing operations in the 2009 period was principally driven by decreased sales and gross profit in all of the operating segments in addition to a net increase in non-cash pension expense of $5.7 million and a goodwill impairment charge of $1.1 million, partially offset by a $2.2 million higher gain from insurance proceeds in 2009.

Interest expense was $6.7 million in the third quarter of 2009, representing a 25.5% decrease in comparison to $9.0 million in 2008, as total borrowings decreased.  In September of 2008, WHX completed the Rights Offering, raising $156.5 million in equity and cash, of which approximately $13.2 million was used to pay down senior debt and $142.5 million was used to pay down certain related party long-term debt.

Realized and unrealized losses on derivatives in the third quarter of 2009 were $0.6 million compared to a gain of $0.4 million for the same period of 2008. The derivative financial instruments utilized by H&H are precious metal forward and future contracts, which are used to economically hedge H&H’s precious metal inventory against price fluctuations.

In the third quarters of 2009 and 2008, tax expense of $0.3 million and $0.8 million, respectively, were recorded, principally for state and foreign income taxes.  The Company has not recorded any federal income tax benefit in either period due to the uncertainty of realizing the benefit of the Company’s NOLs in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods.

The discontinued operation segregated on the statement of operations is the Company’s Indiana Tube Denmark (“ITD”) subsidiary.  In 2008, management decided to exit the welded specialty tubing market in Europe and close ITD, sell its assets, pay off ITD’s debt with cash generated by ITD, and repatriate the remaining cash. The decision to exit this market was made after evaluating current economic conditions and ITD’s capabilities, served markets and competitors.  ITD ceased operations in the third quarter of 2009.  The discontinued operation had an operating loss of $1.0 million and income of $0.1 million during the third quarter of 2009 and 2008, respectively.

Net income for the third quarter of 2009 was $1.0 million, or $0.08 per share on 12,179,000 shares outstanding, compared to net income of $9.5 million or $5.48 per share for the third quarter of 2008 on 1,729,000 shares outstanding.

Segment sales and operating income data for the three months ended September 30, 2009 and 2008 are shown in the following table (in thousands):

Statement of operations data:	Three Months Ended September 30,
(in thousands)	2009	2008	Inc(decr)	% chg

Net Sales:
Precious Metal	$25,837	$40,344	$(14,507)	-36.0%
Tubing	18,782	27,564	(8,782)	-31.9%
Engineered Materials	56,055	74,884	(18,829)	-25.1%
Arlon Electronic Materials	13,154	16,777	(3,623)	-21.6%
Arlon Coated Materials	16,762	19,103	(2,341)	-12.3%
Kasco	14,582	16,659	(2,077)	-12.5%
Total net sales	$145,172	$195,331	$(50,159)	-25.7%

Segment operating income:
Precious Metal	$3,263	$6,759	$(3,496)	-51.7%
Tubing	1,399	2,458	(1,059)	-43.1%
Engineered Materials	7,037	9,238	(2,201)	-23.8%
Arlon Electronic Materials	(501)	1,849	(2,350)	-127.1%
Arlon Coated Materials	682	185	497	268.6%
Kasco	494	625	(131)	-21.0%
Total segment operating income	$12,374	$21,114	$(8,740)	-41.4%

The comments that follow compare revenues and operating income by segment for the third quarter of 2009 and 2008.

Precious Metal

The Precious Metal segment net sales decreased by $14.5 million, or 36.0%, to $25.8 million. The decreased sales were primarily driven by lower volume in all of its markets, particularly sales to the electronics, construction equipment, auto industry and appliance markets in 2009 compared to the third quarter of 2008.  The brazing alloys made by this segment are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries. The electro-galvanized electronic and electrical components sold by this segment are primarily for use in the automotive industry.  Therefore, the broad-based recession significantly reduced the sales of the Precious Metal segment.

Segment operating income decreased by $3.5 million to $3.3 million in the third quarter of 2009, compared to operating income of $6.8 million in the third quarter of 2008, primarily due to the decline in sales.  During the third quarter of 2009, gross profit included a non-cash gain of $0.7 million from the liquidation of precious metal inventories valued at LIFO, as compared to a non-cash LIFO liquidation gain of $2.5 million in the third quarter of 2008.  The sales decline was partially offset by lower manufacturing and selling, general, and administrative expenses as a result of cost saving efforts.

Tubing

The Tubing segment sales decreased by $8.8 million, or 31.9%, with lower sales to the home appliance markets serviced by the Specialty Tubing Group. There was also a reduction in sales to the petrochemical market serviced by the Stainless Steel Tubing Group, which was partially offset by strength in sales to the defense and aerospace markets.

Segment operating income decreased by $1.1 million to $1.4 million in the third quarter of 2009 compared to $2.5 million in the third quarter of 2008 primarily due to the decline in sales and a reduction in gross profit percentage.  Third quarter gross profit percentage was 2.7% lower compared to the same period of the prior year, primarily resulting from lower selling prices due to softer demand and product mix changes in the Stainless Steel Tubing Group.

The discontinued operation, ITD, was previously part of the Tubing segment but has now been excluded from the segment’s operating results in both periods presented.

Engineered Materials

The Engineered Materials segment sales decreased by $18.8 million, or 25.1%, with continued weakness experienced in the commercial flat roofing fasteners market, natural gas and other utility connectors used in residential construction, as well as a drop in electrical connector sales to its international markets.

Segment operating income decreased by $2.2 million to $7.0 million in the third quarter of 2009 from $9.2 million in the same period of 2008, principally the result of the lower sales volume.  However, gross profit percentage improved principally due to product mix, with a lesser decline in sales of the roofing fastener business, partially offsetting a decline in the electrical and gas connector business.  In addition, the segment experienced lower selling, general and administrative expenses due to lower sales and cost saving initiatives.

Arlon EM

Arlon EM segment sales declined by $3.6 million, or 21.6%, primarily due to slow worldwide telecommunication material purchases, lower material demand from the oil drilling industry and military programs.

Segment operating loss was $0.5 million in the third quarter of 2009 compared to income of $1.8 million during the same period of 2008 principally as a result of a $1.1 million goodwill impairment charge based on a recent valuation of its Silicone Technology reporting unit. In addition, a shift from higher margin military sales to lower margin PCB materials, particularly related to cellular infrastructure in China and India, had a negative impact on gross profit margin. This was partially offset by increased volume in the low-cost China manufacturing facility as well as reduced staffing and expense reductions as compared to the same quarter of the prior year.

Arlon CM

Arlon CM segment sales declined by $2.3 million, or 12.3% compared to the same period of 2008.  The world-wide economic recession has adversely affected demand in the Asian shipping container market and the North American and European graphics market for corporate imaging.  Arlon CM sales were also adversely impacted by lower demand from its automotive, appliance and electronics customers.

Operating income increased $0.5 million compared to the third quarter of 2008. Third quarter gross profit percentage increased by 2.9% compared to the same period of the prior year.  This resulted from certain improvements from the implementation of the WHX Business System, partially offset by unfavorable overhead absorption.

Kasco

Kasco segment sales declined by $2.1 million, or 12.5% compared to the same period of 2008.  Sales to U.S. grocery stores and other route sales softened along with weakness in distributor sales in North America, and in European sales.

Operating income from the Kasco segment was $0.5 million in the third quarter, which was $0.1 million lower compared to the same period of 2008.  Lower gross profit margin from sales mix was offset by more efficient manufacturing operations and better labor and spending control.  During the third quarter of 2009, EuroKasco recorded restructuring expenses of $0.5 million, primarily severance payments, due to the weakness in its machinery sales volume.

Comparison of Nine Months ended September 30, 2009 and 2008

The operating results for the nine months ended September 30, 2009 and 2008 are shown in the following table (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net sales	$417,421	$564,631
Gross profit	100,688	138,877
Income from continuing operations	6,154	42,124
Income (loss) from continuing operations before tax	(12,761)	10,333
Income (loss) from continuing operations, net of tax	(13,188)	8,022

Discontinued operation:
Income (loss) from discontinued operation, net of tax	(2,938)	567
Gain on disposal of fixed assets, net of tax	1,671	-
Net income (loss) from discontinued operation	(1,267)	567
Net income (loss)	$(14,455)	$8,589

Net sales for the nine months ended September 30, 2009 decreased by $147.2 million, or 26.1%, to $417.4 million, as compared to $564.6 million for the nine months ended September 30, 2008.  The lower sales volume across all the operating business segments was primarily driven by lower demand as a result of the current world-wide economic recession.

Gross profit in the nine months ended September 30, 2009 declined to $100.7 million as compared to $138.9 million in 2008. Gross profit margin for the nine months of 2009 declined to 24.1% as compared to 24.6% during the same period of 2008. The decline in gross profit was primarily due to lower sales volume, reduced absorption of certain  manufacturing costs due to lower production levels, and unfavorable product mix.  However, improved price realization in 2009 more than offset the impact of higher raw material costs. In addition, during the nine months ended September 30, 2009, gross profit included a non-cash gain of $0.7 million from the liquidation of precious metal inventories valued at LIFO, as compared to a non-cash LIFO liquidation gain of $2.5 million in the same period of 2008.

SG&A expenses decreased $23.1 million to $81.8 million, or 19.6% of sales, in the nine months ended September 30, 2009 from $104.9 million, or 18.6% of sales, in the same period of 2008.  SG&A costs decreased in all segments, due to costs savings from headcount reduction and incentive pay accruals, lower legal fees, reduction of certain non-qualified postretirement benefits for former employees, partially offset by the severance costs related to the workforce reduction efforts.  Given the substantial drop in sales and the fixed nature of certain SG&A costs, the positive result of the Company’s efforts to reduce costs are reflected in the small increase in SG&A costs as a percentage of sales.

A non-cash pension expense for the WHX Pension Plan of $10.4 million was recorded in the nine months ended September 30, 2009.  This non-cash pension expense primarily represents actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%, partially offset by an increase in discount rates.  In 2008, the Company recorded a favorable non-cash pension credit of $6.6 million.

The Company evaluated the goodwill of its STD reporting unit in light of ongoing deterioration of its profitability and forecasted future operating income.  STD sells flex heaters, electronic materials for appliance, automotive, and defense/aerospace markets and is included in the Arlon EM reportable segment.  The decline in STD's current and expected future profitability was principally caused by the downturn in U.S. economic activity accelerated by STD’s reliance on the appliance and automotive markets.  As a result of the Company’s evaluation, a non-cash impairment charge of $1.1 million was recognized in the third quarter of 2009 to write down the goodwill.

The Company recorded non-cash asset impairment charges totaling $2.0 million in the nine months ended September 30, 2009.  These charges included a $0.9 million non-cash impairment related to certain manufacturing equipment located at one of the Company’s Tubing facilities, and a $1.1 million non-cash impairment charge related to an investment accounted for under the equity method.  The equipment had been utilized exclusively in connection with a discontinued product line, and has no other viable uses for the Company; nor is there believed to be a potential market to sell the equipment. The equity investment was sold by the Company during the third quarter for cash proceeds of $3.1 million, and the amount of the impairment represents the difference between the carrying value of the investment and the selling price.

Restructuring costs of $2.4 million and $1.6 million were recorded for the nine months ended September 30, 2009 and 2008, respectively.  At its Sumco subsidiary, which is part of the Precious Metal segment, the Company incurred severance costs of approximately $0.5 million when it restructured its operations, including entering into a Management Service Agreement with a company owned by two former employees.  In addition, restructuring costs of $0.6 million were recorded during the nine months ended September 30, 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office.  In April 2009, the Company announced the closure of a facility in New Hampshire which was part of the Precious Metal segment and the relocation of the functions to its facility in Milwaukee, Wisconsin.  Such relocation has been completed and the Company has offered the facility for sublease.  Restructuring costs of approximately $0.4 million were recorded in connection with this relocation, including an estimate of future net lease costs for the facility. Also during the nine months ended September 30, 2009, the Company closed a leased facility in Dallas, Texas that was part of the Arlon CM segment, and will now service that business from its facility in San Antonio, Texas.  The Company incurred severance and relocation costs of approximately $0.3 million in connection with the shutdown of the Dallas facility. EuroKasco recorded restructuring expenses of $0.5 million which related mainly to workforce reduction. In the prior year, the restructuring charges for the nine months ended September 30, 2008 of $1.6 million represented move costs to consolidate two plants in San Antonio, Texas into one.  The costs were incurred by the Arlon CM segment.

Income from continuing operations decreased $36.0 million to $6.2 million for the nine months ended September 30, 2009 as compared to $42.1 million for the same period of 2008. The lower income from continuing operations in the 2009 period was principally driven by decreased sales and gross profit in all of the operating segments in addition to a net increase in non-cash pension expense of $17.0 million, plus non-cash asset impairment charges of $2.0 million and a goodwill impairment charge of $1.1 million in 2009.  Furthermore, income from continuing operations decreased in 2009 because of a $1.9 million higher operating loss at the Company’s Sumco operation, which is currently being wound down, and which is anticipated to be classified as a discontinued operation by year-end.

Interest expense was $18.8 million for the nine months ended September 30, 2009, representing a 37.9% decrease in comparison to $30.2 million in 2008, as total borrowings decreased.  In September 2008, WHX completed the Rights Offering, raising $156.5 million in equity and cash, of which approximately $13.2 million was used to pay down senior debt and $142.5 million was used to pay down certain related party long-term debt.

Realized and unrealized losses on derivatives were $0.3 million and $0.9 million for the nine months ended September 30, 2009 and 2008, respectively. The derivative financial instruments utilized by H&H are precious metal forward and future contracts, which are used to economically hedge H&H’s precious metal inventory against price fluctuations.

For the nine months ended September 30, 2009 and 2008, tax expense of $0.4 million and $2.3 million were recorded, respectively, principally for state and foreign income taxes.  The Company has not recorded any federal income tax benefit in either period due to the uncertainty of realizing the benefit of the Company’s NOLs in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods. The nine month period ended September 30, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

The discontinued operation segregated on the statement of operations is the Company’s ITD subsidiary.  In 2008, management decided to exit the welded specialty tubing market in Europe and close ITD, sell its assets, pay off ITD’s debt using cash generated by ITD, and repatriate the remaining cash. The decision to exit this market was made after evaluating current economic conditions and ITD’s capabilities, served markets, and competitors.  ITD ceased operations in the third quarter of 2009.  The discontinued operation had an operating loss of $2.9 million and operating income of $0.6 million during the nine months ended September 30, 2009 and 2008, respectively.  In addition, ITD reported a gain of $1.7 million in 2009 from the sale of certain machinery and equipment.

Net loss for the nine months ended September 30, 2009 was $14.5 million, or $1.19 loss per share on 12,179,000 shares outstanding, compared to net income of $8.6 million or $6.89 earnings per share for the nine months ended September 30, 2008, on 1,245,700 shares outstanding.

Segment sales and operating income data for the nine months ended September 30, 2009 and 2008 are shown in the following table (in thousands):

Statement of operations data:	Nine Months Ended September 30,
(in thousands)	2009	2008	Inc(decr)	% chg

Net Sales:
Precious Metal	$74,249	$131,624	$(57,375)	-43.6%
Tubing	56,371	78,408	(22,037)	-28.1%
Engineered Materials	153,180	198,636	(45,456)	-22.9%
Arlon Electronic Materials	44,034	48,409	(4,375)	-9.0%
Arlon Coated Materials	43,921	56,763	(12,842)	-22.6%
Kasco	45,666	50,791	(5,125)	-10.1%
Total net sales	$417,421	$564,631	$(147,210)	-26.1%

Segment operating income:
Precious Metal	$2,514	$14,120	$(11,606)	-82.2%
Tubing	3,597	6,812	(3,215)	-47.2%
Engineered Materials	14,288	20,458	(6,170)	-30.2%
Arlon Electronic Materials	2,305	4,232	(1,927)	-45.5%
Arlon Coated Materials	(433)	(211)	(222)	-105.2%
Kasco	2,264	2,703	(439)	-16.2%
Total segment operating income	$24,535	$48,114	$(23,579)	-49.0%

The comments that follow compare revenues and operating income by segment for the nine months ended September 30, 2009 and 2008.

Precious Metal

The Precious Metal segment net sales decreased by $57.4 million, or 43.6%, to $74.2 million.  The decreased sales were primarily driven by lower volume in all of its markets, particularly sales to the electronics, construction equipment, auto industry and appliance markets in 2009 compared to the nine months ended September 30, 2008.  The brazing alloys made by this segment are fabricated into a variety of engineered forms and are used in many industries including automotive, air conditioning, general industrial and other metal-joining industries. The electro-galvanized electronic and electrical components sold by this segment are primarily for use in the automotive industry.  Therefore, the broad-based recession significantly reduced the sales of the Precious Metal segment.

Segment operating income decreased by $11.6 million to $2.5 million for the nine months ended September 30, 2009, compared to operating income of $14.1 million for the nine months ended September 30, 2008.  The decrease was driven by the sales decline but also included a $1.9 million higher operating loss at the segment’s Sumco operation (which is currently being wound down and is anticipated to be classified as a discontinued operation by year-end).  The segment results also included $0.4 million of restructuring charges related to the closure of a facility in New Hampshire and the relocation of the functions to the segment’s facility in Milwaukee, Wisconsin.  In addition, during the nine months ended September 30, 2009, gross profit included a non-cash gain of $0.7 million from the liquidation of precious metal inventories valued at LIFO, as compared to a non-cash LIFO liquidation gain of $2.5 million in the same period of 2008.

Tubing

For the nine months ended September 30, 2009, the Tubing segment sales decreased by $22.0 million, or 28.1%, driven by lower sales to the home appliance markets serviced by the Specialty Tubing Group. There was also a reduction in sales to the petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group, which was partially offset by strength in sales to the defense, aerospace and medical markets.

Segment operating income decreased by $3.2 million to $3.6 million for the nine months ended September 30, 2009 compared to operating income of $6.8 million for the nine months ended September 30, 2008. The 2009 nine-month period included a non-cash asset impairment charge of $0.9 million relating to equipment utilized exclusively in connection with a discontinued product line, and has no other viable uses for the Company; nor is there believed to be a potential market to sell the equipment.  Gross profit percentage declined because fixed costs could not be reduced in the same proportion as the sales decline, partially offset by manufacturing efficiency and cost saving effort.

The discontinued operation, ITD, was previously part of this Tubing segment but has now been excluded from the segment’s operating results in both periods presented.

Engineered Materials

The Engineered Materials segment sales decreased by $45.5 million, or 22.9%, with continued weakness experienced in the commercial flat roofing fasteners market, natural gas and other utility connectors used in residential construction, as well as a drop in electrical connector sales to its international markets.

Segment operating income was $14.3 million for the nine months ended September 30, 2009, compared to $20.5 million for the same period in 2008.  The decline in operating income was principally the result of the lower sales volume, partially offset by pricing increases and cost saving efforts from manufacturing and selling, general and administrative functions.

Arlon EM

Arlon EM segment sales declined by $4.4 million, or 9.0%, primarily due to lower sales of flexible heater and coil insulation products, which was partially offset by improved sales related to military programs and increased sales of PCB materials, particularly related to infrastructure in China and India.

Segment operating income decreased $1.9 million to $2.3 million for the nine months ended September 30, 2009 principally as a result of lower sales volume which was partially offset by favorable product mix and increased volume in the low-cost China manufacturing facility, as well as reduced staffing expense compared to the same period of the prior year. In addition, the segment recorded a non-cash goodwill impairment charge of $1.1 million during the third quarter of 2009 based on a recent valuation of its STD reporting unit.

Arlon CM

Arlon CM segment sales declined by $12.8 million, or 22.6% compared to the same period of 2008. The world-wide economic recession has adversely affected demand in the Asian shipping container and the North American and European graphics market for corporate imaging.  Arlon CM sales were also adversely affected by lower demand from its automotive, appliance and electronics customers.

Operating loss was $0.4 million and $0.2 million for the nine months ended September 30, 2009 and 2008, respectively. This was driven by lower sales volume which was partially offset by the effect of certain efficiency improvements from implementation of the WHX Business System, and lower raw material cost.  Restructuring charges were $0.3 million and $1.6 million in the nine months ended September 30, 2009 and 2008, respectively, primarily related to headcount reductions.

Kasco

Kasco segment sales declined by $5.1 million, or 10.1% compared to the same period of 2008.  Sales to U.S. grocery stores and other route sales softened along with weakness in distributor sales in North America,  and in European sales.  The decline in European sales was significantly affected by the translation effect of a stronger U.S. dollar, but also reflected global economic weakness.

Operating income from the Kasco segment was $2.3 million for the nine months ended September 30, 2009, which was $0.4 million lower compared to the same period of 2008.  Lower gross profit margin from sales mix was partially offset by more efficient manufacturing operations and better labor and spending control.  EuroKasco recorded restructuring charges of $0.5 million during the third quarter of 2009 as a result of workforce reduction due to the weakness in machinery sales volume.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the nine months ended September 30, 2009, $24.6 million was provided by operating activities, $0.9 million was provided by investing activities, and $24.3 million was used in financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the nine month periods ended September 30, 2009 and 2008:

(in thousands)	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(14,455)	$8,589
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	15,558	17,185
Asset and goodwill impairments	3,186	-
Accrued interest not paid in cash	7,842	16,979
Pension expense (credit), net of payments	10,036	(6,555)
Other	406	1,073
Net income (loss) plus non-cash items	22,573	37,271
Discontinued operations	4,075	1,561
Working capital:
Trade and other receivables	(2,247)	(27,427)
Precious metal inventory	(6,328)	3,238
Inventory other than precious metal	10,718	1,536
Other current assets	1,010	2,530
Other current liabilities	(5,026)	7,813
Total working capital effect	(1,873)	(12,310)
Non-recurring payment to SP II of accrued interest	-	(31,310)
Other items-net	(173)	287
Net cash provided by (used in) operating activities	$24,602	$(4,501)

Although the Company reported a net loss of $14.5 million for the nine months ended September 30, 2009, non-cash income and expense items, including depreciation and amortization of $15.6 million, non-cash asset and goodwill impairment charges of $3.2 million, non-cash pension expense of $10.0 million, and long-term interest expense not paid in cash of $7.8 million, resulted in the positive cash flow from operations.  Other working capital accounts partially offset this by utilizing $1.9 million in the nine month period.  The Company’s discontinued operation, ITD, produced an operating cash inflow of $4.1 million by liquidating working capital.

 Net cash used in operating activities for the nine months ended September 30, 2008 totaled $4.5 million.  Net income of $8.6 million was adjusted for non-cash income and expense items totaling $28.7 million, but this was offset by use of $31.3 million for accrued interest paid to SP II (with proceeds of the Rights Offering), $12.3 million of cash for working capital, and the Company’s discontinued operation provided $1.6 million of operating cash flow.

Operating cash flow of $24.6 million for the nine months ended September 30, 2009 favorably compares to a use of $4.5 million in the same period in 2008.  Operating cash flow was negatively impacted by reduced profit, but this was offset by reduced use of cash for working capital of $10.4 million in 2009 and the non-recurring payment of accrued interest of $31.3 million in the 2008 period.

Within the elements of working capital, the largest change between the 2009 period and the 2008 period was a reduction in the usage of cash for accounts receivable growth.  This was mostly offset by a related reduction in the amount of cash utilized for accrued expenses.  Both of these factors are attributable to the lower sales and cost volume in the current period.  For example, accrued expenses for employee compensation declined in the 2009 period due to less business activity and profitability.  With respect to other current assets, in the nine months ended September 30, 2008, an income tax refund of $1.8 million was collected, as compared to a refund for $0.6 million in the current nine month period. The number of days’ sales outstanding in accounts receivable was comparable between periods, as was the accounts receivable turnover rate.  The Company effectively managed its accounts receivable and its costs despite the negative recessionary trends affecting many of the markets that the Company’s subsidiaries operate in.

Inventory was $67.7 million as of September 30, 2009 compared to $71.8 million as of December 31, 2008, and $74.9 million as of September 30, 2008.  Inventory provided $4.4 million in the nine months ended September 30, 2009 as management adjusted inventories in response to continued weakness in sales, as well as by improvements in inventory management using the WHX Business System, which includes Lean manufacturing and other managerial processes.  These inventory reduction factors more than offset a non-recurring cash expenditure of $7.4 million needed to acquire precious metal inventory to replace customer-owned silver being used in H&H’s production processes.  For the 2008 period, $4.8 million of cash flow was generated by changes in inventory.  The Company continues to focus on inventory management.

Total accrued interest due to SP II, including both the current and long-term portions, provided $7.8 million of interest accrued in the 2009 period, and used a net amount of $14.3 million in the 2008 period.  The 2008 net amount reflects the payment of $31.3 million of accrued interest using the proceeds of the Rights Offering, partially offset by $17.0 million of interest accrued during the 2008 period.  The reason for the decline in accrued interest is that the Company has reduced its level of debt substantially since 2008, principally using the proceeds of the Rights Offering completed on September 25, 2008.

Investing Activities

Investing activities provided $0.9 million in the nine months ended September 30, 2009 and used $2.9 million in the nine months ended September 30, 2008.  Capital spending in the 2009 period was $5.0 million, as compared to $9.9 million spent in the 2008 period.  The Company paid net proceeds of $0.2 million related to its settlements of precious metal derivative contracts in the period ended September 30, 2009, as compared to net payments totaling $1.2 million in the period ended September 30, 2008.  Also in the 2008 period, net proceeds from the sale of assets totaled $8.2 million, principally from the sale of the Rancho Cucamonga, California land and plant building utilized by Arlon, Inc., which it has leased back from the buyer under a 15-year lease with two 5-year renewal options.  In the 2009 period, the Company’s discontinued operation, ITD, sold certain equipment for proceeds of $2.6 million, and the Company also sold its equity investment in CoSine Communications, Inc. for $3.1 million.

Financing Activities

Financing activities used a net amount of $24.3 million in the nine month period ended September 30, 2009, principally due to the net repayment of $18.7 million under its term loan agreements during the period.  Such repayments included both scheduled principal payments as well as unscheduled payments of approximately $15.7 million, including $5.0 repaid on the Wachovia Facilities pursuant to the May 9, 2009 amendment.  Also, on August 19, 2009, the proceeds of an insurance claim of $3.2 million was used to repay $3.0 million of the Wachovia Facilities.  In addition, on August 19, 2009, Bairnco repaid $3.0 million of the Ableco Facility.  H&H’s subsidiary, ITD, which is classified as a discontinued operation, repaid $4.7 million of debt using proceeds from the sale of equipment.  The Company’s indebtedness under its revolving credit facilities also declined (by $4.3 million) in the 2009 period.  The Company has focused on effectively managing cash and working capital in the 2009 period despite the decline in sales. The Company paid $2.2 million of financing fees during the 2009 period as compared to $1.5 million in the 2008 period, principally related to extending and otherwise amending its credit facilities in both periods.

For the nine months ended September 30, 2008, financing activities generated a net amount of $21.0 million.  The completion of the Rights Offering resulted in cash proceeds, net of expenses, of $155.8 million, $120.8 million of which represented SP II’s participation.  Of the total proceeds, $111.2 million was used to repay debt to SP II, and $31.3 million was used to pay SP II accrued interest, which was reflected in operating cash flows as mentioned above.    In addition to the debt repaid to SP II, there were $12.8 million of net repayments of term loans in the first nine months of 2008.  In addition to the scheduled principal repayments, Bairnco used the proceeds of its sale of the Rancho Cucamonga property described above to repay $7.8 million of the term loan under the Wells Fargo Facility.  Bairnco also repaid $1.8 million of principal on its term loan upon receipt of an income tax refund of the same amount during the 2008 period.  H&H borrowed an additional $4.0 million under its Wachovia Facility on February 14, 2008. There was a net repayment on the Company’s revolving credit facilities of $13.1 million, and the payment of $1.5 million of financing fees during the 2008 period.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier.  When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of consigned precious metal is not included in the Company’s balance sheet.  As of September 30, 2009, H&H’s customer metal consisted of 235,764 ounces of silver, 1,377 ounces of gold, and 1,391 ounces of palladium.

Liquidity

The Company continued to reduce its debt during the third quarter of 2009 through unscheduled repayments of third-party long-term debt of approximately $8.6 million during the quarter, as discussed above.

 Furthermore, Bairnco’s availability for revolving credit under the Wells Fargo Facility was increased by eliminating a letter of credit in the face amount of $2.2 million.  The letter of credit had been issued under the Wells Fargo Facility to support separate financing arrangements in China for one of the Bairnco subsidiaries.  These arrangements were refinanced to eliminate the supporting letter of credit requirement and are instead collateralized by existing unencumbered real estate owned by the subsidiary in China. As a result of this refinancing, Bairnco’s total outstanding letters of credit were reduced from $5.2 million to $3.0 million, thereby increasing Bairnco’s availability under the Wells Fargo Facility by $2.2 million.

For the nine months ended September 30, 2009, the Company incurred a net loss of $14.5 million, as compared to $8.6 million net income for the nine months ended September 30, 2008.  The Company had $24.6 million of cash flow provided by operating activities for the nine months ended September 30, 2009, as compared to using $4.5 million in the same nine month period in 2008. Cash flow provided by operating activities for 2008 included the non-recurring payment of accrued interest of $31.3 million.  As of September 30, 2009, H&H’s availability under its credit facilities was $26.3 million, and Bairnco’s U.S. availability was $10.6 million.

 In 2008, the Company reported net income of $3.0 million, but in recent years prior to 2008, the Company incurred significant losses and used significant amounts of cash in operating activities.  As of September 30, 2009, the Company had an accumulated deficit of $445.6 million.  As of September 30, 2009, the Company’s current assets totaled $171.4 million and its current liabilities totaled $123.3 million; for net working capital of $48.1 million.  The Company reduced its level of debt substantially in 2008, from $359.4 million as of January 1, 2008 to $210.2 million as of December 31, 2008 and $187.1 million as of September 30, 2009, principally through the Rights Offering completed on September 25, 2008.  The Rights Offering generated $156.5 million of cash, which was used by the Company to repay $142.5 million of indebtedness to SP II, the Company’s largest shareholder at that time, and $13.2 million of additional debt.

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

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline in 2008 of prices across a cross-section of financial markets resulted in an accrued pension liability of the WHX Pension Plan of $144.0 million as of September 30, 2009.  The Company expects to have required minimum contributions to the WHX Pension Plan for 2009 and 2010 of $1.8 million (with $1.4 million remaining in 2009 as of September 30, 2009) and $9.7 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of September 30, 2009, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $3.6 million and current liabilities of approximately $0.9 million.  On July 31, 2009, WHX CS Corp., one of these unrestricted subsidiaries of WHX, sold its equity investment in CoSine Communications, Inc. to SP II for $3.1 million.  A subordinated secured loan of $3.0 million was made by WHX to Bairnco in connection with Bairnco’s partial repayment of the Ableco Facility.

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

On March 12, 2009, H&H and its subsidiaries amended each of the Wachovia Facilities, and the Term B Loan to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries, (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to a maximum additional amount of $2.5 million prior to March 31, 2010, and (vi) provide for an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things; reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

On May 8, 2009, H&H and its subsidiaries further amended the Wachovia Facilities to provide for, among other things, additional term loans to the borrowers thereunder in the aggregate principal amount of approximately $5.3 million, which were consolidated with the existing term loans under the Wachovia Facilities for a combined aggregate principal amount of $15.0 million, and additional guaranties by certain subsidiary trusts.  Pursuant to this amendment: (i) a portion of the obligations under the tranche B term loan under the Wachovia Facilities was prepaid in an amount equal to $5.0 million; and (ii) the remaining available proceeds of the term loans are to be used for operating and working capital purposes.  The Term B Loan was also amended on May 8, 2009 to provide for additional guaranties by certain subsidiary trusts.

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

On March 12, 2009, Bairnco and certain of its subsidiaries amended the Ableco Facility and the Wells Fargo Facility to, among other things, (i) increase the interest rates and (ii) reset the levels of certain financial covenants.  The Ableco Facility was also amended to provide for, among other things, an increase in the existing limited guaranty by H&H of Bairnco’s obligations under the Ableco Facility from up to $7 million to up to $12 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  The Subordinated Debt Credit Agreement was also amended to, among other things, increase the interest rates.

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

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by their respective borrowing base of accounts receivable and inventory.  As of September 30, 2009, H&H’s availability under its credit facilities was $26.3 million, and Bairnco’s availability under its credit facilities was $10.6 million.

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

Shelf Registration Statement

Pursuant to a shelf registration statement filed on Form S-3 with the SEC, and declared effective on June 29, 2009, the Company may from time to time issue up to $25 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock, or debt securities, or any combination of the above, separately or as units. The terms of any offerings under the shelf registration statement will be determined at the time of the offering.  The Company does not presently have any definitive plans or current commitments to sell securities that may be registered under the shelf registration statement.  However, management believes that the shelf registration statement provides the Company with the flexibility to quickly raise capital in the market as conditions become favorable with a minimum of administrative preparation and expense.  The net proceeds of any such issuances under the shelf registration statement are expected to be used for general corporate purposes, which may include working capital and/or capital expenditures.

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

Management is utilizing the following strategies to enhance liquidity: (1) continuing to implement improvements throughout all of the Company’s operations using the WHX Business System to enhance systems and processes to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company also plans to continue, as appropriate, certain of the extraordinary cost containment measures that it implemented, at least for the remainder of 2009.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2009, the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1.      Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 16 “Contingencies-Legal Matters”, of this report.

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

November 16, 2009

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