Form 10-K
period 2009-12-31
WHX CORP
filed 2010-03-30
CIK 106618

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2009 totaled approximately $7.9 million based on the then-closing stock price.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒   No ☐

On March 24, 2010, there were 12,178,565 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

i

PART I

Item 1.   Business

The Company

WHX Corporation

WHX Corporation (“WHX”), the parent company, manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  WHX also owns Bairnco Corporation (“Bairnco”), another diversified holding company that manages business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services.  The business units of H&H and Bairnco principally operate in North America.  All references herein to “we,” “our” or the “Company” shall refer to WHX, together with all of its subsidiaries.

The WHX Business System (the “System”) is at the heart of the operational improvement methodologies for all WHX companies and employees. Strategy Deployment forms the roof of the System and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the System are the key performance indicators used to monitor and drive improvement.  The steps of the System are the specific tool areas that drive the key performance indicators and overall performance.  WHX utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

Products and Product Mix

H&H Precious Metal Segment

H&H’s Precious Metal segment fabricates precious metal and their alloys into brazing alloys.  H&H’s brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints.  H&H offers these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum, and tin.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction, and general industrial, where dissimilar material and metal-joining applications are required.  H&H’s operating income from precious metal products is principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value,” which includes the cost of base metals, labor, overhead, financing and profit.

H&H Tubing Segment

H&H manufactures a wide variety of steel tubing products.  The Stainless Steel Seamless Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow this Group to serve the petrochemical infrastructure and shipbuilding markets.   The Stainless Steel Tubing Group also manufactures products for use in the medical, semiconductor fabrication, aerospace and defense industries. The Specialty Tubing Group manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the refrigeration, automotive, and heating, ventilation and cooling (“HVAC”) industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products and assemblies for these industries.

H&H Engineered Materials Segment

The H&H Engineered Materials Segment manufactures and supplies products to the construction and building industries.  H&H manufactures fasteners and fastening systems for the U.S. commercial flat roofing industry.  Products are sold to building and roofing material wholesalers. The products are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in the construction and remodeling of homes, decking and landscaping.  H&H also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, H&H manufactures electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

Arlon Electronic Materials Segment

Arlon Electronic Materials’ (“Arlon EM”) principal products include high performance materials for the printed circuit board (“PCB”) industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets.

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

Business Strategy

Our business strategy is to enhance the growth and profitability of the businesses of H&H and Bairnco and to build upon the strengths of certain of H&H and Bairnco’s businesses through internal growth and strategic acquisitions. We expect H&H and Bairnco to continue to focus on high margin products and innovative technology, while limiting their exposure to low margin, capital-intensive businesses.

We also will continue to evaluate the sale of certain businesses and assets, as well as strategic and opportunistic acquisitions.  WHX has provided, and may provide from time to time in the future, information to interested parties regarding certain of its assets and businesses for such purposes.

The WHX Business System is at the heart of the operational improvement methodologies for all WHX companies and employees. Strategy Deployment forms the roof of the System and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the System are the key performance indicators used to monitor and drive improvement.  The steps of the System are the specific tool areas that drive the key performance indicators and overall performance.  WHX utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

WHX acquired the stock of Bairnco in a tender offer for $13.50 per share in cash plus debt assumed (the “Bairnco Acquisition”) on April 12, 2007.  The cash required to fund the offer and to pay related fees and expenses totaled $101.4 million. The debt assumed totaled $31.1 million.

In 2008, the Company decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Denmark subsidiary (“ITD”), sell ITD’s assets, pay off ITD’s related debt and repatriate cash remaining post-closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers. The withdrawal from this market has been largely accomplished although the ITD building has been offered for sale, but has not yet sold.

In 2008, the Company also evaluated its Sumco, Inc. (“Sumco”) subsidiary in light of ongoing operating losses and future prospects.  Sumco provided electroplating services primarily to the automotive market.  Sumco had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  The Company decided to exit this business. In June 2009, Sumco entered into an agreement with the collective bargaining agent representing its unionized workers which specified the conditions of termination of employment for its unionized employees.  Sumco also entered into an agreement with a company owned by two former employees (the “Management Company”) whereby the Management Company agreed to fulfill various remaining customer contracts of Sumco until the contracts’ expiration on December 31, 2009.   In return, Sumco paid the Management Company a management service fee and leased space to the Management Company for a nominal rent.  As part of the transactions, Sumco incurred severance costs of approximately $0.5 million.

On December 31, 2009, Sumco entered into a two-year lease of its manufacturing facility in Indianapolis, Indiana with the principals of the former Management Company (the “Tenant”).  As part of the lease, Sumco granted the Tenant an option to purchase Sumco’s manufacturing facility beginning on January 1, 2011, as well as granted the Tenant a right of first refusal to purchase its manufacturing facility by matching a bona fide offer of a third party.  In addition, Sumco sold various machinery, equipment, and inventory to the Tenant and has licensed the “Sumco” name to the Tenant during the lease term.

In late 2008, management prepared contingency plans to respond to deteriorating economic conditions, which were aggressively implemented in 2009.  Significant cost containment actions were initiated and are continuing across all of the business segments and the corporate headquarters.  These 2009 actions include a reduction in compensation and benefits for salaried employees, layoffs in both the salaried and hourly workforce, the temporary idling of certain of the Company’s manufacturing facilities for various periods during 2009 to better match production with customer demand, and certain restructuring activities.  The Company believes that the 2009 restructuring activities have strengthened its competitive position.

Customers

H&H is diversified across industrial markets and customers.  H&H sells to customers in the construction, electronics, telecommunications, home appliance OEM, transportation, utility, medical, semiconductor, aerospace and general manufacturing industries.  The Arlon EM and Arlon CM segments sell to customers in a broad range of industries where material performance is critical to the success of the end application, including military electronics, medical and aerospace technologies, telecommunications, automotive and semiconductor markets, railroad and aviation markets, and the signage industry.  Kasco principally provides meat-room products and maintenance services for the food industry.

No customer accounted for more than 5% of consolidated sales in 2009 or 2008.

Foreign Revenue

The following table presents revenue for the years ended December 31.

	Revenue
	2009	2008	2007
		(in thousands)

United States	$484,376	$617,786	$522,014
Foreign	50,044	63,226	53,014
	$534,420	$681,012	$575,028

Foreign revenue is based on the country in which the legal subsidiary is domiciled.

Raw Materials

H&H

The raw materials used by H&H in its Precious Metal segment consist principally of silver, gold, copper, zinc, nickel, tin, and the platinum group metals in various forms.  H&H purchases its precious metal at market prices from primary producers, bullion dealers, or in the form of scrap.  The prices of silver, gold, and palladium are subject to fluctuations and are expected to continue to be affected by world market conditions.  Nonetheless, H&H has not experienced any significant problem in obtaining the necessary quantities of raw materials.  To the extent that supplier or customer metals are used by H&H, the amount of inventory that H&H owns is generally reduced.  Precious metal raw materials are readily available from several sources.  Precious metal is purchased in quantities commensurate with customer orders.

The raw materials used by H&H in its non-precious metal segments consist principally of stainless, galvanized, and carbon steel, nickel alloys, a variety of high-performance alloys, and various plastic compositions.  H&H purchases all such raw materials at open market prices from domestic and foreign suppliers.  H&H has not experienced any significant problem in obtaining the necessary quantities of raw materials.  Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies.  The raw materials used by H&H in its non-precious metal segment are generally readily available from more than one source.

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

Capital Investments

The Company believes that in order to be and remain competitive, its business segments must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs.  Accordingly, H&H’s business segments expect to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced, and broaden the array of products offered to the several industries H&H serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations.  H&H’s capital expenditures for 2009, 2008, and 2007 for continuing operations were $5.5 million, $7.5 million, and $7.1 million, respectively.  H&H anticipates funding its capital expenditures in 2010 from funds generated by operations and borrowed funds.  H&H anticipates its capital expenditures will approximate depreciation, on average, and may approximate between $7.0 to $11.5 million per year for the next several years.

Bairnco made capital expenditures of $2.3 million in 2009, $4.8 million in 2008, and $3.1 million during the period from the acquisition date, April 13, 2007, through December 31, 2007 ($4.9 million for the full year 2007).  The capital expenditures were principally related to equipment replacements.  Total capital expenditures are expected to approximate depreciation over the next several years, and may approximate between $4.5 and $7.0 million per year.  These capital expenditures are expected to be associated with ongoing cost reduction initiatives, as well as necessary replacements to maintain compliance with environmental, health and safety laws and regulations.  They also include a major capital expenditure to add capacity at one of the Bairnco subsidiaries in the Arlon EM segment, which currently plans to invest approximately $2.0 million in a new piece of equipment.   Bairnco anticipates funding its capital expenditures in 2010 from funds generated by operations and borrowed funds.

Energy Requirements

H&H and Bairnco both require significant amounts of electricity and natural gas to operate their facilities and are subject to price changes in these commodities.  A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employment

As of December 31, 2009, the Company employed 1,790 employees worldwide.  Of these employees, 799 were office employees, 282 were covered by collective bargaining agreements, and 936 were non-union operating employees.

Competition

There are many companies, both domestic and foreign, which manufacture products of the type the Company manufactures.  Some of these competitors are larger than the Company and have financial resources greater than it does.  Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers, and well-established relationships with current and potential customers.  Competition is based on quality, technology, service, and price and in some industries, new product introduction, each of which is of equal importance.  The Company may not be able to compete successfully and competition may have a negative impact on its business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing revenues and profits.

In its served markets, the Company competes against large as well as smaller-sized private and public companies.  This results in intense competition in a number of markets in which it operates.  Significant competition could in turn lead to lower prices, lower levels of shipments and/or higher costs in some markets that could have a negative effect on results of operations.

Sales Channels

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

Patents and Trademarks

The Company owns patents and registered trademarks under which certain of its products are sold.  In addition, the Company owns a number of US and foreign mechanical patents related to certain of its products, as well as a number of design patents.  The Company does not believe that the loss of any or all of these trademarks would have a material adverse effect on its businesses.  The Company’s patents have durations ranging from 8 to 20 years, with expiration dates occurring in 2010 through 2027.

Item 1A.   Risk Factors

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, forward-looking statements under the headings “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data.”  These statements appear in a number of places in this report and include statements regarding the Company’s intent, belief or current expectations with respect to (i) its financing plans, (ii) trends affecting its financial condition or results of operations, and (iii) the impact of competition.  The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

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

Factors that could cause the actual results of the Company in future periods to differ materially include, but are not limited to, the following:

Risks Relating to our Financial Condition and Recently Completed Reorganization

We Have a History of Losses and Substantial Indebtedness and Cash Flow Obligations.  We Cannot Assure You that We Will Achieve Profitability in 2010.

The Company recorded a net loss of $21.2 million in 2009, but generated $39.5 million of positive cash flow from operating activities.  This compares with net income of $3.0 million and $10.1 million provided by cash flows from operating activities in 2008.

Prior to 2008, the Company incurred significant losses and negative cash flows from operations, and as of December 31, 2009 had an accumulated deficit of $452.4 million. On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

As of December 31, 2009, the Company’s current assets totaled $152.7 million and its current liabilities totaled $103.3 million, resulting in working capital of $49.4 million, as compared to working capital of $48.3 million as of December 31, 2008.  The Company has reduced its level of debt in 2009 from $205.5 million as of December 31, 2008 to $174.2 million as of December 31, 2009 in connection with its continuing operations, and also repaid $4.7 million of debt from its discontinued operations.

On September 25, 2008, WHX completed a rights offering (the “Rights Offering”) which significantly reduced debt and increased equity.  The Company sold in the Rights Offering 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  Steel Partners II, L.P. (“SP II”), which at the time of the rights offering owned approximately 50% of the Company’s stock, subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million.  After giving effect to the Rights Offering, SP II owned 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling approximately $6.0 million, (ii) repay Company indebtedness to SP II of approximately $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008.

WHX Corporation, the parent company

WHX, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiaries, H&H and Bairnco, and other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $9.5 million of which has been distributed.  The remaining $2.5 million is not permitted to be loaned to WHX before March 31, 2010.  H&H’s credit facilities are collateralized by a first priority lien on all of the assets of H&H and its subsidiaries.  Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are collateralized by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”) and paying WHX’s administrative costs.  The significant decline of prices starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $101.1 million as of December 31, 2009 and $132.8 million as of December 31, 2008.  The Company expects to have required minimum contributions to the WHX Pension Plan for 2010 and 2011 of $9.6 million and $21.0 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of December 31, 2009, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $3.3 million and current liabilities of approximately $11.0 million.  Such current liabilities include $9.6 million of estimated required contributions to the WHX Pension Plan, which WHX is permitted to borrow from H&H pursuant to H&H’s credit agreements.  On July 31, 2009, WHX CS Corp., one of these unrestricted subsidiaries of WHX, sold its equity investment in CoSine Communications, Inc. (“CoSine”) to SP II for $3.1 million.  A subordinated secured loan of $3.0 million was made by WHX to Bairnco in connection with Bairnco’s partial repayment of their credit agreement with Ableco Finance LLC (“Ableco”), as administrative agent thereunder (the “Ableco Facility”).

Management expects that WHX will be able to fund its operations in the ordinary course over at least the next twelve months.

Shelf Registration Statement

Pursuant to a shelf registration statement filed on Form S-3 with the Securities and Exchange Commission (“SEC”) and declared effective on June 29, 2009, the Company may, from time to time, issue up to $25 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock, or debt securities, or any combination of the above, separately or as units. The terms of any offerings under the shelf registration statement will be determined at the time of the offering.  The Company does not presently have any definitive plans or current commitments to sell securities that may be registered under the shelf registration statement.  While management believes that the shelf registration statement provides the Company with the flexibility to quickly raise capital in the market as conditions permit with a minimum of administrative preparation and expense, there can be no assurance that the Company will sell securities under the shelf registration on terms favorable to the Company, if at all.

Handy & Harman and Bairnco

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will materially improve or when the credit contraction will significantly ease.  H&H’s senior credit facilities expire in June 2011 and Bairnco’s senior credit facilities expire in July 2012. As a result of the ongoing credit market conditions, the Company may not be able to obtain additional debt or equity financing if necessary or desired.  Furthermore, one or more of the financial institutions that make available H&H and Bairnco’s revolving credit facilities may become unable to fulfill their funding obligations, which could materially and adversely affect liquidity.

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by their respective borrowing base of accounts receivable and inventory.  As of December 31, 2009, H&H’s availability under its credit facilities was $22.7 million, and Bairnco’s availability under its U.S. credit facilities was $10.5 million.  As of March 24, 2010, H&H’s availability under its credit facilities was approximately $18.5 million, and Bairnco’s availability under its U.S. credit facilities was approximately $9.2 million.

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

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the System, throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company also plans to continue, as appropriate, certain of the cost containment measures that it implemented during 2009.

Management believes that the Company has the ability to meet its cash requirements on a continuing basis for at least the next twelve months. However, the ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and the sale of certain assets and/or businesses.

 Furthermore, if the Company’s cash needs are significantly greater than anticipated or the Company does not materially meet its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company, if at all.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations or through financing could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

We Sponsor a Defined Benefit Pension Plan Which Could Subject Us to Substantial Cash Funding Requirements in the Future.

The decline of stock prices starting in 2008 across a significant cross-section of the United States stock market and continued capital markets weakness have significantly contributed to an unfunded pension liability of the WHX Pension Plan which totaled $101.1 million as of December 31, 2009 and $132.8 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $21.0 million, respectively.   Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

In addition, the Company entered into an agreement with the Pension Benefit Guaranty Corporation (“PBGC”) in July 2003 in which, among other things, WHX agreed that it will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown. Wheeling-Pittsburgh Corporation, which we refer to herein together with certain of its subsidiaries as the “WPC Group”, was a wholly-owned subsidiary of WHX until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.  Please see “Item 3.  Legal Proceedings.”

If We Are Unable to Access Funds Generated by Our Subsidiaries We May Not Be Able to Meet Our Financial Obligations.

Because WHX is a holding company that conducts operations through its subsidiaries, it depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet its financial obligations.  Failure by one of those subsidiaries to generate sufficient cash flow and meet the requirements of their respective credit facilities could have a material adverse effect on WHX’s business, financial condition and results of operations.  As previously described, due to covenant restrictions in H&H and Bairnco’s respective credit facilities, there have been no recent dividends from H&H or Bairnco to WHX, and WHX’s sources of cash have been limited as described herein.

Risks Relating to Our Business

The Current Disruption in the Credit Markets, and Decline in the Global and Domestic Economies, Could Continue to Adversely Affect our Business.

In 2008 and 2009, substantial volatility in the global capital markets, widely-documented commercial credit market disruptions, and other recessionary factors have had a significant negative impact on financial markets and on the global and domestic economies.  The effects of these factors are widespread, and it is impossible to predict when the credit contraction will significantly ease and the global financial markets and domestic and global economies will materially improve.  These conditions and the accompanying uncertainty about current global economic conditions have had, and may continue to have, a material adverse effect on demand for our customers’ products and, in turn, on demand for our products, resulting in a reduction in sales and margins.  A significant portion of our revenues are received from customers in automotive and construction related industries, which have recently experienced significant financial downturns.  These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors.  The continuation or worsening of consumer demand in these industries would adversely affect our revenues, profitability, operating results and cash flow.  We may also experience a slowdown as some customers experience difficulty in obtaining adequate financing due to the continuing disruption in the credit markets.  Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers.  Our assets may also be impaired or subject to write-down or write-off as a result of these conditions.  These adverse effects would likely be exacerbated if current global economic conditions persist or worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

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

In our served markets, we compete against large as well as smaller-sized private and public companies.  This results in intense competition in a number of markets in which we operate.  Significant competition could in turn lead to lower prices, lower levels of shipments and/or higher costs in some markets that could have a negative effect on our results of operations.

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

The Loss of Any of Our Major Customers Could Adversely Affect Our Revenues and Financial Health.

No single customer accounted for more than 5% of consolidated net sales in 2009.  However, the Company’s 15 largest customers accounted for approximately 25% of consolidated WHX net sales. If we were to lose any of our relationships with these customers, revenues and profitability could fall significantly.

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

We Could Incur Significant Costs, Including Remediation Costs, as a Result of Complying With Environmental Laws.

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment.  We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws.  We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances.  As of December 31, 2009, we have established a reserve totaling $6.7 million with respect to certain presently estimated environmental remediation costs.  This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs.  In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards.  Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to us.

Our Results of Operations May Be Negatively Affected by Variations in Interest Rates.

Our credit facilities are collateralized by accounts receivable, inventory, and property, plant and equipment.  These credit facilities are variable rate obligations, which expose us to interest rate risks.  A one percent (1%) change in interest rates on our variable outstanding debt obligations as of December 31, 2009 would increase or decrease interest expense by approximately $0.8 million on an annual basis.

On March 12, 2009, H&H and Bairnco amended certain of their respective credit facilities to, among other things, increase interest rates.  See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations — Debt” for a discussion of the amended interest rates.

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

Litigation Could Affect Our Profitability.

The nature of our businesses expose us to various litigation matters including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings.  We contest these matters vigorously and make insurance claims where appropriate.  However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation.  Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. As of December 31, 2009, we have accrued approximately $6.7 million for environmental remediation costs but have not made any accruals for other litigation matters.

Our Internal Controls Over Financial Reporting May Not Be Effective and Our Independent Auditors May Not Be Able to Certify as to Their Effectiveness, Which Could Have a Significant and Adverse Effect on Our Business and Reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (“Section 404”) as of December 31, 2009.  Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting.  In the past, our management has identified ‘‘material weaknesses’’ in our internal controls over financial reporting, which we believe have been remediated.  However, any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements.

Section 404 also requires an independent registered public accounting firm to test the internal controls over financial reporting and report on the effectiveness of such controls.  In our case, our independent auditor, Grant Thornton LLP (“GT”) is not required to issue a report attesting to our internal controls over financial reporting until the year ended December 31, 2010.  There can be no assurance that GT will issue an unqualified report attesting to our internal controls over financial reporting at such time.  As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements or our financials statements could change.  We may also be required to incur costs to improve our internal control system and hire additional personnel.  This could negatively impact our results of operations.

Risk Relating to Our Ownership Structure

Warren G. Lichtenstein, Our Chairman, and Certain Other Officers and Directors, Through Their Affiliation with Steel Partners, Has the Ability to Exert Significant Influence Over Our Operations.

SP II is the direct owner of 4,774,591 shares of the Company’s common stock, representing approximately 39.2% of the outstanding shares.  Steel Partners Holdings L.P. (“SPH”), formerly known as WebFinancial L.P., is the sole limited partner of SP II.  Steel Partners Holdings GP LLC (the “General Partner”) is SPH’s General Partner.  SPH is the sole member of the General Partner.  Steel Partners LLC (“Steel Partners”) is the manager of SPH and SP II.  Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the manager of Steel Partners and Chairman of the board of directors of the General Partner.  Mr. Lichtenstein, as the manager of Steel Partners, has investment and voting control over the shares beneficially owned by SP II and thus has the ability to exert significant influence over our policies and affairs and over the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our amended and restated certificate of incorporation, and the approval of mergers or sales of substantially all of our assets.  The interests of Mr. Lichtenstein and Steel Partners in such matters may differ from the interests of our other stockholders in some respects.  In addition, employees and affiliates of Steel Partners hold positions with WHX, including Glen M. Kassan as Chief Executive Officer and Vice Chairman , John J. Quicke, as Vice President and director, and Jack L. Howard and John H. McNamara Jr., as directors.

Factors Affecting the Value of our Common Stock

Transfer Restrictions Contained in our Charter and Other Factors Could Hinder the Development of an Active Market for our Common Stock.

On December 5, 2008, the Company’s common stock began trading on the NASDAQ Capital Market under the new symbol “WXCO.”  The Company’s shares were previously quoted on the over-the-counter “Pink Sheets” under the same symbol from November 25, 2008 and under the symbol “WXCP.PK” prior to November 24, 2008. There can be no assurance as to the volume of shares of our common stock or the degree of price volatility for our common stock traded on the NASDAQ Capital Market.  There are transfer restrictions contained in our charter to help preserve our net operating tax loss carryforwards (“NOLs”) that will generally prevent any person from acquiring amounts of our common stock such that such person would hold 5% or more of our common stock, for up to ten years after July 29, 2005, as specifically provided in our charter.  The transfer restrictions could hinder development of an active market for our common stock.

Our Common Stock May Be Delisted from the NASDAQ Capital Market, Which Could Impact the Price of our Common Stock and Our Ability to Access the Capital Markets.

Our common stock is listed on the NASDAQ Capital Market.  Effective July 15, 2009, as a result of the restructuring of SP II, WHX ceased to qualify as a controlled company.  Under the NASDAQ Marketplace Rules, WHX will be required to have a majority of independent directors and a Nominating Committee comprised entirely of independent directors within twelve months from the date it ceased to be a controlled company, which date will be July 15, 2010.  Failure to remain in compliance with the NASDAQ Marketplace Rules could result in the delisting of our common stock from the NASDAQ Capital Market.  Delisting from the NASDAQ Capital Market could have an adverse effect on the trading of our common stock.  If a delisting of our common stock were to occur, our common stock would trade on the OTC Bulletin Board or on the “Pink Sheets” maintained by the National Quotation Bureau, Inc.  Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

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

Future Offerings of our Equity Securities May Result in Dilution of our Common Stock and a Reduction in the Price of our Common Stock.

We are authorized to issue 180,000,000 shares of common stock.  As of March 24, 2010, 12,178,565 shares of common stock are outstanding. In addition, we are authorized to issue 5,000,000 shares of preferred stock.  As of March 24, 2010, no shares of our preferred stock were outstanding.   Pursuant to our shelf registration statement on Form S-3 as declared effective by the SEC on June 29, 2009, we may issue from time to time, at prices and on terms to be determined by market conditions at the time we make the offer, up to an aggregate of  $25,000,000 of our common stock, preferred stock or other securities, provided, however, that in the 12 calendar months prior to any issuance no more than one-third of the aggregate market value of the common stock held by non-affiliates may be offered thereunder.  Any future issuances of equity, whether pursuant to the shelf registration statement or otherwise, may be at prices below the market price of our stock, and our stockholders may suffer significant dilution.

Item 2.   Properties

As of December 31, 2009, H&H had 13 active operating plants in the United States, Canada, China, France, and Mexico, with a total area of approximately 950,000 square feet, including warehouse, office and laboratory space.  H&H also owns or leases sales, service and warehouse facilities at 6 other locations in the United States (which, with H&H’s general offices, have a total area of approximately 175,000 square feet) and owns or leases 7 non-operating locations with a total area of approximately 479,000 square feet.  Manufacturing facilities of H&H are located in: Toronto, Canada; Camden, Delaware; Evansville, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Canfield, Ohio; Suzhou, People’s Republic of China; Tulsa and Broken Arrow, Oklahoma; Cudahy, Wisconsin; Coahuila, Mexico and Riberac, France.  All H&H plants are owned except for the Middlesex, Suzhou, and Coahuila plants, which are leased.

As of December 31, 2009, Bairnco had 17 active facilities in the United States, Mexico, Canada, the United Kingdom, Germany, France and the People’s Republic of China, as well as utilizing various field warehouses, with a total area of approximately 970,000 square feet, including warehouse and office space.  The operating facilities of Bairnco are located in: Bear, Delaware; Rancho Cucamonga and Santa Ana, California; San Antonio, Texas; Atlanta, Georgia; St. Louis, Missouri; Matamoros, Mexico, Montreal, Canada; Gwent, Wales, United Kingdom; Pansdorf, Germany; Paris, France; and Suzhou New District, People’s Republic of China.  The facilities located in Bear, Atlanta, St. Louis, Matamoras, Gwent, Pansdorf, and the Suzhou New District are owned.  The facilities located in Santa Ana, Rancho Cucamonga, San Antonio, Montreal, and Paris, as well as various field warehouses, are leased.

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

Item 3.   Legal Proceedings

Paul E. Dixon & Dennis C. Kelly v. Handy & Harman

Paul Dixon and Dennis Kelly, two former officers of H&H (the “Claimants”) filed a Statement of Claim with the American Arbitration Association (the “Arbitration”) on or about January 3, 2006.  The Claimants were employees of H&H until September 2005 when their employment was terminated by H&H.  Their arbitration claims included seeking payments allegedly due under employment contracts and allegedly arising from their terminations, and seeking recovery of benefits under what they allege was the H&H Supplemental Executive Retirement Plan (“H&H SERP”).

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

In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans (the “Defendants”) in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.   On April 22, 2009, the Defendants filed a motion for summary judgment seeking dismissal of the case. In an Opinion filed February 11, 2010, the district court granted Defendants’ motion for summary judgment, dismissed with prejudice plaintiff’s claims under the H&H SERP and dismissed without prejudice plaintiff’s state law breach of contract claim.  The district court also denied plaintiff’s cross motion for summary judgment.  On February 25, 2010, plaintiff filed a notice of appeal with the United States Circuit Court of Appeals for the Second Circuit to appeal the dismissal of plaintiff’s claims related to the H&H SERP.  Plaintiff also retains the right to file a breach of contract case in state court for damages allegedly arising out of his termination.  The Defendants intend to vigorously litigate the appeal and any state court lawsuit should Mr. Kelly elect to file a new lawsuit.   There can be no assurance that the Defendants will be successful in defending against Mr. Kelly’s state court claims should they be filed, or that the Defendants will not have any liability on account of Mr. Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Arista Development LLC V. Handy & Harman Electronic Materials Corporation (“HHEM”)

In 2004, HHEM, a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts (the “MA Property”).  Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts.  The plaintiff alleges that HHEM is liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  The court entered a preliminary injunction enjoining HHEM from conveying the property to anyone other than the plaintiff during the pendency of the case.  Discovery on liability and damages has been stayed while the parties are actively engaged in settlement discussions. Since discovery is not completed, it cannot be known at this time whether it is foreseeable or probable that plaintiff would prevail in the litigation or whether HHEM would have any liability to the plaintiff.

Electroplating Technologies, Ltd. v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contended that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential ETL information.  ETL sought damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  On May 8, 2009, after a ten day trial, the jury found that Sumco had not misappropriated ETL’s trade secrets.  However, the jury found that Sumco had breached a contractual obligation owed to ETL and as compensation for that breach of contract, awarded ETL the sum of $250,000.  Following the jury verdict, the court denied ETL’s equitable requests for an injunction and for an accounting.  On May 18, 2009, Sumco filed a motion with the court for judgment notwithstanding the verdict to set aside the damage award.  On May 28, 2009, ETL filed a motion with the court seeking (i) a new trial and (ii) a modified verdict in the amount of $2,250,000.  In an order docketed September 25, 2009, the court denied ETL’s motion for a new trial and to increase the jury’s verdict.  The court then granted Sumco’s motion for a judgment notwithstanding the verdict and overturned the jury’s May 2009 award of $250,000 against Sumco for breach of contract.  ETL filed a notice of appeal of the court’s decision on October 16, 2009.  Each of ETL and Sumco have filed briefs with the appellate court.  The Company expects the appellate court to hear oral argument on the appeal during the summer of 2010 and to render its decision by the end of 2010. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flows of the Company.

World Properties, Inc. et. al. v. Arlon, Inc.

In December 2008, World Properties, Inc. and Rogers Corporation (collectively, “Rogers”) filed a lawsuit against Arlon, Inc. (“Arlon”), a subsidiary of Bairnco, in the United States District Court for the District of Connecticut.  The lawsuit alleged that Rogers is the exclusive licensee under U.S. Patent No. 5,552,210 (the “210 Patent”) and that Arlon’s TC600 circuit board infringed that patent.  In the complaint, Rogers demanded that Arlon cease the manufacture, sale and distribution of its TC600 circuit board and that the district court award unspecified damages to compensate Rogers for the alleged infringement.  On January 14, 2009, Arlon moved to dismiss the lawsuit, based upon a covenant not to sue contained in an asset purchase agreement between Rogers and Arlon, dated January 30, 1996 (the “APA”), that Arlon contends covers the TC600 and the 210 Patent.  Arlon also requested that the district court stay discovery on Rogers’ patent infringement claim pending resolution of the motion to dismiss.  On February 13, 2009, the district court: (i) agreed to a stay of discovery on the patent infringement claim; (ii) directed the parties to conduct expedited discovery on the issue of the applicability of the covenant not to sue in the APA to the TC600 and the 210 Patent; and (iii) denied the motion to dismiss without prejudice.   On June 24, 2009, plaintiffs filed a motion to amend its complaint in order to assert that a second Arlon product (AD 1000) infringed a second Rogers patent, U.S. Patent No. 5,384,181 (the “181 Patent”).   Arlon subsequently filed its opposition to plaintiffs’ motion to amend its complaint.  On June 30, 2009, Arlon filed a motion for summary judgment seeking to dismiss the lawsuit based upon the APA.  In an order issued October 9, 2009, the district court granted Arlon’s motion for summary judgment and dismissed all of Rogers’ affirmative patent infringement claims.  The parties are currently in settlement discussions regarding the remaining claim in the case, which is Arlon’s affirmative claim for contractual indemnification for Rogers’ breach of a covenant not to sue Arlon.

Environmental Matters

H&H has been working with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007, although H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is required, there will be monitoring of the Sold Parcel site for several years.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s Soil Action Remediation Action Report, dated December 28, 2007 as amended by an addendum letter dated July 15, 2008, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.3 million.  H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and in January 2010, net of attorney’s fees, H&H received $1.034 million as the final settlement of H&H’s claim for additional insurance coverage relating to the Sold Parcel.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and is continuing the process of evaluating various options for its remediation of the Adjacent Parcel. Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H.

HHEM entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM and H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of December 31, 2009, over and above the $1.0 million, total investigation and remediation costs of $1,353,970 and $451,658 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.  Additionally, HHEM indirectly is currently being reimbursed through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP, and there is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM.

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

H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) to work cooperatively regarding remediation of the Superfund site.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  On December 9, 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered, after no comments were received during the thirty-day comment period on January 27, 2009.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of  $182,053 relating to the “true-up” of monies previously expended for remediation and a payment of $308,380 for H&H’s share of the early action items for the remediation project. In addition, on March 11, 2009, WHX executed a financial guaranty of H&H’s obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the site, under the direction of the Department of Energy (“DOE”), has begun but is not expected to be completed until the Fall of 2011 at the earliest, and it may be delayed even further due to inadequate funding in the federal program financing the DOE work.  Additional financial contributions will be required by the PRP Group when it starts its work upon completion of the DOE’s radiological remediation work.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H.

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

As discussed above, H&H and Bairnco and/or their subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco and/or their subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. The Company had approximately $6.7 million accrued related to estimated environmental remediation costs as of December 31, 2009.

Based upon information currently available, including prior capital expenditures, anticipated capital expenditures, and information available on pending judicial and administrative proceedings, H&H and Bairnco and/or their subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on them, but there can be no such assurances that the resolution of these matters will not have a material adverse effect on the financial positions, results of operations and cash flows of H&H and Bairnco and/or their subsidiaries.  The Company anticipates that H&H and Bairnco and/or their subsidiaries will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco and/or their subsidiaries will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco and/or their subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including WHX, for payment of such liabilities.

On July 31, 2009, H&H reached a settlement agreement with an insurer for reimbursement of remediation and legal expense for five sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.  The insurer agreed to pay H&H $3,000,000 for past indemnity expense and $150,000 for past defense costs.  Such insurance proceeds were received on August 10, 2009, and $3,000,000 was included in the “Income from proceeds of insurance claims” line on the consolidated statement of operations in the third quarter.

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

Pension Plan Contingency Arising from the WPC Group Bankruptcy

WHX’s other business through August 1, 2003, consisted of Wheeling-Pittsburgh Corporation (“WPC”) and six of its subsidiaries including Wheeling-Pittsburgh Steel Corporation (“WPSC”), a vertically integrated manufacturer of value-added and flat rolled steel products.  WPSC, together with WPC and its other subsidiaries are referred to herein as the “WPC Group.”  In 2000, the WPC Group filed petitions for relief under Chapter 11 of the Bankruptcy Code, and emerged from bankruptcy on August 1, 2003.  Pursuant to the terms of the WPC Plan of Reorganization, the WPC Group ceased to be a subsidiary of WHX effective August 1, 2003, and from that date forward has been an independent company.  However, the Company continues to have certain obligations related to WPC as it relates to the WHX Pension Plan, as discussed below.

In July 2003, the Company entered into an agreement among the PBGC, WPC and WPSC, and the United Steelworkers of America, AFL-CIO-CLC (“USWA”), in settlement of matters relating to the Termination Litigation, in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, WHX agreed, among other things, (i) to certain administrative facts and legal conclusions about the WHX Pension Plan, as well as certain ongoing agreements, as set forth in the settlement agreement, and (ii) that WHX will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.

Item 4.   (Removed and Reserved)

PART II

Item 5.   Market for the Registrant’s Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

On November 24, 2008, the Company consummated a 1-for-10 reverse split of its outstanding common stock (the “Reverse Stock Split”).  Pursuant to the Reverse Stock Split, every ten (10) shares of common stock issued and outstanding at the time the split was effected were changed and reclassified into one (1) share of common stock immediately following the Reverse Stock Split.  The Reverse Stock Split affected all shares of common stock, stock options and rights of the Company outstanding at the effective time of the Reverse Stock Split.  The Reverse Stock Split did not change the proportionate equity interests of the Company’s stockholders, nor were the respective voting rights and other rights of stockholders altered, except due to immaterial differences because fractional shares were not issued and the number of shares of a holder was rounded up.  To enhance comparability, all references to the Company’s common stock and per share amounts contained in this Annual Report on Form 10-K and the accompanying financial statements and related notes, unless otherwise noted, have been adjusted on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2008.

WHX emerged from bankruptcy on July 29, 2005.  The Company’s common stock issued upon its emergence from bankruptcy was traded on the “Pink Sheets” over-the-counter market under the symbol “WXCP.PK” through November 24, 2008.  On November 24, 2008, the Company consummated the Reverse Stock Split and its common stock began trading on the “Pink Sheets” over-the-counter market on November 25, 2008 under the new symbol “WXCO.PK” after giving effect to the split.  On December 5, 2008, the Company’s common stock was listed on the NASDAQ Capital Market and began trading under the symbol “WXCO.”  The number of shares of common stock issued and outstanding as of March 24, 2010 was 12,178,565.  As of March 24, 2010, there were approximately 33 holders of record of common stock.  As of March 24, 2010, the closing price per share of our common stock was $2.53.

The prices set forth in the following table represent the high and low sales prices of WHX’s common stock on the NASDAQ Capital Market and the “Pink Sheets” over-the-counter market, as applicable, for 2009 and 2008.  The high and low sales prices for periods prior to November 24, 2008 have been adjusted to reflect the Reverse Stock Split:

2009	HIGH	LOW
First Quarter	$ 8.03	$ 3.00
Second Quarter	$ 6.40	$ 2.50
Third Quarter	$ 3.00	$ 1.12
Fourth Quarter	$ 2.60	$ 1.10

2008	HIGH	LOW
First Quarter	$ 47.00	$ 19.50
Second Quarter	$ 28.00	$ 10.00
Third Quarter	$ 32.00	$ 12.00
Fourth Quarter	$ 15.50	$ 5.00

Rights Offering

On September 25, 2008, WHX completed the Rights Offering.  The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SP II, which beneficially owned approximately 50.3% of the Company’s outstanding common stock immediately before the Rights Offering, subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million.  After giving effect to the Rights Offering, SP II owned 75% of the outstanding shares of common stock of the Company.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling approximately $6.0 million, (ii) repay Company indebtedness to SP II of approximately $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008.

Dividend Policy

The Company has never declared or paid any cash dividend on its common stock.  The Company intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future.  H&H and Bairnco are restricted by the terms of their respective financing agreements from making dividends to WHX.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b) (1)	(c) (1)
Equity compensation plans approved by security holders	60,500	$90.00	19,500
Equity compensation plans not approved by security holders	--	--	--
Total:	60,500	$90.00	19,500
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

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

WHX, the parent company, manages a group of businesses on a decentralized basis.  WHX owns H&H, a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  WHX also owns Bairnco, another diversified holding company that manages business units in three reportable segments:  Arlon EM, Arlon CM and Kasco Replacement Products and Services.  The business units of H&H and Bairnco principally operate in North America.

WHX Business System

The WHX Business System is at the heart of the operational improvement methodologies for all WHX companies and employees. Strategy Deployment forms the roof of the System and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the System are the key performance indicators used to monitor and drive improvement.  The steps of the System are the specific tool areas that drive the key performance indicators and overall performance.  WHX utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

H&H’s Precious Metal Segment

H&H’s Precious Metal activities include the fabrication of precious metal and their alloys into brazing alloys.  H&H’s brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints.  H&H offers these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum, and tin.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction, and general industrial, where dissimilar material and metal-joining applications are required.  H&H’s operating income from precious metal products is principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value,” which includes the cost of base metals, labor, overhead, financing and profit.  In 2009, H&H exited the business of precision electroplating electronic and electrical components primarily for use in the automotive industry.  See discussion of Discontinued Operations in this section.

H&H Tubing Segment

H&H manufactures a wide variety of steel tubing products.  The Stainless Steel Seamless Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow this Group to serve the petrochemical infrastructure and shipbuilding markets.  The Stainless Steel Tubing Group also manufactures products for use in the medical, semiconductor fabrication, aerospace and defense industries.  The Specialty Tubing Group manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the refrigeration, automotive, and HVAC industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products and assemblies for these industries.

H&H Engineered Materials Segment

The H&H Engineered Materials Segment manufactures and supplies products to the construction and building industries.  H&H manufactures fasteners and fastening systems for the U.S. commercial flat roofing industry.  Products are sold to building and roofing material wholesalers. The products are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in the construction and remodeling of homes, decking and landscaping.   H&H also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, H&H manufactures electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

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

The following table presents information about reportable segments. In addition to the table below, please refer to the consolidated financial statements of WHX as of and for the years ended December 31, 2009 and 2008 to which the following discussion and analysis applies.  See “Item 8- Financial Statements and Supplementary Data”.

Statement of operations data:	Twelve Months Ended
(in thousands)	December 31,
	2009	2008

Net Sales:
Precious Metal	$85,972	$129,431
Tubing	75,198	100,961
Engineered Materials	191,709	246,815
Arlon Electronic Materials	60,145	64,207
Arlon Coated Materials	60,329	72,395
Kasco	61,067	67,203
Total net sales	$534,420	$681,012

Segment operating income (loss)
Precious Metal	5,490	17,335
Tubing	4,746	9,581
Engineered Materials	16,903	22,553
Arlon Electronic Materials	4,338	6,243
Arlon Coated Materials	(643)	(1,199)
Kasco	2,846	3,786
Total	$33,680	$58,299

Unallocated corporate expenses & non operating units	(13,542)	(21,957)
Income from proceeds of insurance claims, net	4,035	3,399
Unallocated pension credit (expense)	(14,013)	8,335
Corporate restructuring costs	(636)	-
Income from benefit plan curtailment	-	3,875
Asset impairment charge	(1,158)	-
Loss on disposal of assets	(98)	(212)
Income from continuing operations	$8,268	$51,739

(a)
The Precious Metal segment operating income includes restructuring charges of $0.4 million in 2009. For 2009 and 2008, the Precious Metal segment also includes income of $0.6 million and $3.9 million, respectively, related to the liquidation of precious metal inventories valued at last-in, first-out (“LIFO”) cost.

(b)	The Tubing segment operating income in 2009 includes $0.9 million of asset impairment charges relating to certain equipment.

(c)
Segment operating results for the Arlon EM segment for 2009 include a $1.1 million goodwill impairment charge recorded to adjust the carrying value of one of the Arlon EM segment’s reporting units to its estimated fair value.

(d)
The operating loss for 2009 for the Arlon CM segment includes $0.3 million of restructuring charges, principally severance costs.  The operating loss in 2008 for the Arlon CM segment includes $1.6 million of move costs to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, 2008 results were negatively impacted by a plant shutdown and related operating inefficiencies related to the move.

(e)
The Kasco segment operating income in 2009 includes $0.2 million of asset impairment charges associated with certain real property located in Atlanta Georgia, as well as $0.5 million of restructuring charges incurred by one of its European operations.

2009 Compared to 2008

Cost Actions Taken During the Twelve Months Ended December 31, 2009

Overview and Outlook

The world-wide economic recession which became evident in the second half of 2008 continued to adversely impact net sales and profitability through the twelve months ended December 31, 2009.  Significant end market declines were experienced by many of the Company’s served markets, especially general industrial, residential and industrial construction, transportation, and appliance markets. This had a material adverse effect on almost all of the Company’s businesses, driving sales down by over 21% during 2009 as compared to 2008.  Most of the Company’s reportable segments experienced declines in operating income for 2009 compared to 2008.

In late 2008, management prepared contingency plans to respond to the deteriorating economic conditions which were aggressively implemented in 2009.  Significant cost containment actions were initiated across all of the business segments and the corporate headquarters.  These 2009 actions included a reduction in compensation and benefits for salaried employees, layoffs in both the salaried and hourly workforce, the temporary idling of certain of the Company’s manufacturing facilities for various periods during 2009 to better match production with customer demand, and certain restructuring activities.  The Company believes that the 2009 restructuring activities will strengthen its competitive position over the long term.

Income from continuing operations for 2009 declined by $43.5 million from $51.7 million to $8.3 million, primarily as a result of lower sales from all reportable segments, which was partially offset by lower selling, general and administrative costs and a $4.0 million gain on proceeds from insurance claims compared to a $3.4 million gain on proceeds from insurance claims in 2008.  The 2009 income from continuing operations included non-cash asset and goodwill impairment charges of $4.1 million, and non-cash pension expense of $14.2 million compared to pension-related income of $8.3 million for the same period of the prior year. The 2009 non-cash pension expense was principally a result of actuarial loss amortization.  Such actuarial loss occurred primarily because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%, partially offset by an increase in discount rates. The operating income from continuing operations also included a gain from benefit plan curtailment of $3.9 million in 2008. In addition, during the twelve months ended December 31, 2009, income from continuing operations included a non-cash gain of $0.6 million from the liquidation of precious metal inventories valued at LIFO, as compared to a non-cash LIFO liquidation gain of $3.9 million in 2008.

The Company expects to continue its initiatives to improve its operating efficiencies, working capital management and capital allocation, as well as its cost containment measures. The continuing implementation and utilization of the WHX Business System has been and will remain the primary driver to achieving these goals, which management believes are positioning the Company to realize enhanced performance as the global economy and the markets the Company serves recover.

Comparison of Twelve Months ended December 31, 2009 and 2008

The operating results for the twelve months ended December 31, 2009 and 2008 are shown in the following table (in thousands):

	Years Ended
	December 31,
	2009	2008
Net sales	$534,420	$681,012
Gross profit	131,667	171,287
Income from continuing operations	8,268	51,739
Income (loss) from continuing operations before tax	(18,144)	12,818
Income (loss) from continuing operations, net of tax	(17,650)	11,533
Discontinued operations:
Loss from discontinued operations, net of tax	(5,389)	(8,511)
Gain (loss) on disposal of fixed assets, net of tax	1,798	(11)
Net loss from discontinued operations	(3,591)	(8,522)
Net income (loss)	$(21,241)	$3,011

Net sales for the twelve months ended December 31, 2009 decreased by $146.6 million, or 21.5%, to $534.4 million, as compared to $681.0 million for the twelve months ended December 31, 2008.  The lower sales volume across all the operating business segments was primarily driven by lower demand as a result of the current world-wide economic recession.

Gross profit in the twelve months ended December 31, 2009 declined to $131.7 million as compared to $171.3 million in 2008. Gross profit margin for the twelve months of 2009 declined to 24.6% as compared to 25.2% during the same period of 2008. The decline in gross profit margin was primarily due to the effect of LIFO inventory liquidation gains, which were higher in 2008.  During the twelve months ended December 31, 2009, gross profit included a non-cash gain of $0.6 million from the liquidation of precious metal inventories valued at LIFO, as compared to a non-cash LIFO liquidation gain of $3.9 million in the same period of 2008. Significantly lower sales volume and reduced absorption of certain manufacturing costs due to lower production levels in 2009 were mostly offset by improved operating efficiencies and cost reductions.  Overall, we believe that operating management effectively maintained gross profit margin in 2009 in challenging business conditions.

Selling, general and administrative (“SG&A”) expenses decreased $26.2 million to $107.1 million, or 20.0% of sales, in the twelve months ended December 31, 2009 from $133.3 million, or 19.6% of sales, in the same period of 2008.  SG&A costs decreased in all segments, due to cost savings from headcount reduction and incentive pay accruals, lower legal fees, and the  reduction of certain non-qualified postretirement benefits for former employees.  Given the substantial drop in sales and the fixed nature of certain SG&A costs, the positive result of the Company’s efforts to reduce costs are reflected in the small increase in SG&A costs as a percentage of sales.

A non-cash pension expense related to the Company’s pension plans of $14.2 million was recorded in the twelve months ended December 31, 2009.  This non-cash pension expense primarily represents actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%.  In 2008, the Company recorded a favorable non-cash pension credit (income) of $8.3 million.

In 2009, the Company evaluated the goodwill of its Silicone Technology Division (“STD”) reporting unit due to deterioration of its profitability and forecasted future operating income.  STD sells silicone rubber products such as electrically insulating tapes and thermally conductive materials to the appliance, automotive, and military/aerospace markets and is included in the Arlon EM reportable segment.  The decline in STD’s current and expected future profitability was principally caused by the downturn in U.S. economic activity accelerated by STD’s reliance on the appliance and automotive markets.  As a result of the Company’s evaluation, a non-cash impairment charge of $1.1 million was recognized in the third quarter of 2009 to write down the goodwill.

The Company recorded other non-cash asset impairment charges totaling $3.0 million in the twelve months ended December 31, 2009.  These charges included a $0.9 million non-cash impairment related to certain manufacturing equipment located at one of the Company’s Tubing facilities, and a $1.1 million non-cash impairment charge related to an investment accounted for under the equity method.  The equipment had been utilized exclusively in connection with a discontinued product line, has no other viable use to the Company, and limited scrap value. The equity investment was sold by the Company during the third quarter for cash proceeds of $3.1 million, and the amount of the impairment represents the difference between the carrying value of the investment and the selling price.  In addition, the Company evaluated its real property and recorded an impairment of $1.0 million due principally to the deterioration of the current real estate market.

In 2009, the Company recorded income totaling $4.0 million from the proceeds of insurance claims. In one matter, H&H reached a settlement agreement with an insurer for reimbursement of $3.0 million in connection with five sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.  In another matter, H&H accrued a settlement reached with an insurance company related to an environmental site, and in January 2010, H&H received $1.034 million as the final settlement.  During 2008, the Company received proceeds from the settlement of two discrete insurance claims.  In 2008, a gain of $2.7 million was recorded in connection with the settlement of a claim related to an environmental site, and an additional $0.7 million related to a fire loss claim from 2002 at a plant of a subsidiary.

Also in 2008, the Company recorded a $3.9 million non-cash curtailment gain resulting from the discontinuance of certain H&H post-retirement medical benefit plans, and a significant reduction in the number of individuals participating in the executive life insurance plan as of December 31, 2008.

Restructuring costs of $1.9 million and $1.6 million were recorded for the twelve months ended December 31, 2009 and 2008, respectively.  Restructuring costs of $0.6 million were recorded during the twelve months ended December 31, 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office.  In April 2009, the Company announced the closure of a facility in New Hampshire which was part of the Precious Metal segment and the relocation of the functions to its facility in Milwaukee, Wisconsin.  Such relocation has been completed and the Company has offered the facility for sublease.  Restructuring costs of approximately $0.4 million were recorded in connection with this relocation, including an estimate of future net lease costs for the facility. Also during the twelve months ended December 31, 2009, the Company closed a leased facility in Dallas, Texas that was part of the Arlon CM segment, and will now service that business from its facility in San Antonio, Texas.  The Company incurred severance and relocation costs of approximately $0.3 million in connection with the shutdown of the Dallas facility. EuroKasco recorded restructuring expenses of $0.5 million which related mainly to workforce reduction. In the prior year, the restructuring charges for the twelve months ended December 31, 2008 of $1.6 million represented move costs to consolidate two plants in San Antonio, Texas into one.  The costs were incurred by the Arlon CM segment.

Income from continuing operations decreased $43.5 million to $8.3 million for the twelve months ended December 31, 2009 as compared to $51.7 million for the same period of 2008. The lower income from continuing operations in the 2009 period was principally driven by decreased sales and gross profit in all of the operating segments in addition to a net increase in non-cash pension expense of $22.5 million, plus non-cash asset impairment charges of $3.0 million and a goodwill impairment charge of $1.1 million in 2009.  Cash proceeds from insurance claims were $4.0 million in 2009 compared to $3.4 million in 2008.  In addition, 2008 operating income included a gain of $3.9 million as a result of benefit plan curtailment.

Interest expense was $25.8 million for the twelve months ended December 31, 2009, representing a 29.0% decrease in comparison to $36.3 million in 2008, as total borrowings decreased.  In September 2008, WHX completed the Rights Offering, raising $156.5 million in equity and cash, of which approximately $13.2 million was used to pay down senior debt and $142.5 million was used to pay down certain related party long-term debt.

Realized and unrealized losses on derivatives were $0.8 million and $1.4 million for the twelve months ended December 31, 2009 and 2008, respectively. The derivative financial instruments utilized by H&H are precious metal forward and future contracts, which are used to economically hedge H&H’s precious metal inventory against price fluctuations.

For the twelve months ended December 31, 2009, a tax benefit of $0.5 million was recorded, principally for state income taxes.  For 2008, an income tax provision of $1.3 million was recorded, principally for state and foreign income taxes.  The Company has not recorded any federal income tax benefit in 2009 due to the uncertainty of realizing the benefit of the Company’s NOLs in the future. In 2008, the Company was subject to the federal Alternative Minimum Tax (“AMT”). The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods. The twelve month period ended December 31, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.  This was partially offset by a state income tax expense of $0.4 million recorded by the Company in 2009 due to the Company’s accrual for uncertain tax positions for the current year and additional interest accrued.

The discontinued operations segregated on the statement of operations are the Company’s ITD and Sumco subsidiaries.  In 2008, the Company decided to exit the welded specialty tubing market in Europe and close ITD, sell its assets, pay off ITD’s debt using cash generated by ITD, and repatriate the remaining cash. The decision to exit this market was made after evaluating current economic conditions and ITD’s capabilities, served markets, and competitors. In 2008, the Company recorded an asset impairment charge of $0.5 million related to the long-lived assets of ITD.  ITD ceased operations in the third quarter of 2009, and has offered its facility for sale.  In 2008, the Company also evaluated its Sumco subsidiary in light of ongoing operating losses and future prospects.  Sumco provided electroplating services primarily to the automotive market and was included in the Precious Metal reportable segment.  Sumco had declining cash flows in 2008 and projected negative cash flows for 2009, principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales. The Company decided to exit this business.  In 2009, Sumco incurred severance costs of approximately $0.5 million.   On December 31, 2009, Sumco entered into a two-year lease of its manufacturing facility located in Indianapolis, Indiana with a company owned by two former employees of Sumco (the “Tenant”).  As part of the lease, Sumco granted the Tenant an option to purchase the facility beginning on January 1, 2011, as well as granted the Tenant a right of first refusal to purchase the facility by matching a bona fide offer of a third party.  In addition, Sumco sold various machinery, equipment, and inventory to the Tenant and has licensed the “Sumco” name to the Tenant during the lease term.  The two discontinued operations had aggregate operating losses of $5.4 million and $8.5 million during the twelve months ended December 31, 2009 and 2008, respectively. The 2009 and 2008 operating losses include $1.1 million and $8.3 million of asset impairment charges, respectively, related to certain fixed assets of the discontinued operations. In addition, ITD reported a gain of $1.7 million in 2009 from the sale of certain machinery and equipment.

Net loss for the twelve months ended December 31, 2009 was $21.2 million, or $1.74 loss per share on 12,179,000 shares outstanding, compared to net income of $3.0 million or $0.75 earnings per share for the twelve months ended December 31, 2008, on 4,001,000 shares outstanding.

Segment sales and operating income data for the twelve months ended December 31, 2009 and 2008 are shown in the following table (in thousands):

Statement of operations data:	Years Ended December 31,
(in thousands)	2009	2008	Inc(decr)	% chg

Net Sales:
Precious Metal	$85,972	$129,431	$(43,459)	-33.6%
Tubing	75,198	100,961	(25,763)	-25.5%
Engineered Materials	191,709	246,815	(55,106)	-22.3%
Arlon Electronic Materials	60,145	64,207	(4,062)	-6.3%
Arlon Coated Materials	60,329	72,395	(12,066)	-16.7%
Kasco	61,067	67,203	(6,136)	-9.1%
Total net sales	$534,420	$681,012	$(146,592)	-21.5%

Segment operating income (loss):
Precious Metal	$5,490	$17,335	$(11,845)	-68.3%
Tubing	4,746	9,581	(4,835)	-50.5%
Engineered Materials	16,903	22,553	(5,650)	-25.1%
Arlon Electronic Materials	4,338	6,243	(1,905)	-30.5%
Arlon Coated Materials	(643)	(1,199)	556	46.4%
Kasco	2,846	3,786	(940)	-24.8%
Total segment operating income	$33,680	$58,299	$(24,619)	-42.2%

The comments that follow compare revenues and operating income by segment for the twelve months ended December 31, 2009 and 2008.

Precious Metal

The Precious Metal segment net sales decreased by $43.5 million, or 33.6%, to $86.0 million in 2009.  The decreased sales were primarily driven by lower volume in all of its markets, particularly sales to the automotive industry, appliance markets, electrical, and commercial construction, in 2009 compared to 2008.  The brazing alloys made by this segment are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction, general industrial, and other metal-joining industries. Therefore, the broad-based recession significantly reduced the sales of the Precious Metal segment.

Segment operating income decreased by $11.8 million to $5.5 million in 2009, compared to operating income of $17.3 million in 2008.  The decrease was primarily driven by the sales decline. In addition, during the twelve months ended December 31, 2009, gross profit included a non-cash gain of $0.6 million from the liquidation of precious metal inventories valued at LIFO, as compared to a non-cash LIFO liquidation gain of $3.9 million in the same period of 2008. Furthermore, the Precious Metal segment operating income includes restructuring charges of $0.4 million in 2009.

One of the discontinued operations, Sumco, was previously part of this Precious Metal segment but has now been excluded from the segment’s operating results.

Tubing

In 2009, the Tubing segment sales decreased by $25.8 million, or 25.5%, resulting from lower sales to the home appliance markets serviced by the Specialty Tubing Group. There was also a reduction in sales to the petrochemical and shipbuilding markets serviced by the Stainless Steel Tubing Group, which was partially offset by strength in sales to the defense, aerospace and medical markets.

Segment operating income decreased by $4.8 million on the lower sales, to $4.7 million in 2009 compared to $9.6 million in 2008, including a non-cash asset impairment charge of $0.9 million in 2009.  The asset impairment charge related to equipment utilized exclusively in connection with a discontinued product line, has no other viable use to the Company, and limited scrap value.  Operating income as a percentage of sales for 2009 versus 2008 declined more than the sales decline because fixed costs could not be reduced in the same proportion as the sales decline, partially offset by manufacturing efficiency and cost saving effort.

One of the discontinued operations, ITD, was previously part of this Tubing segment but has now been excluded from the segment’s operating results.

Engineered Materials

The Engineered Materials segment sales in 2009 decreased by $55.1 million, or 22.3%, as compared to 2008, with continued weakness experienced in the commercial flat roofing fasteners market, natural gas and other utility connectors used in residential construction, as well as a drop in electrical connector sales to its international markets.

Segment operating income was $16.9 million in 2009, compared to $22.6 million in 2008.  The decline in operating income was principally the result of the lower sales volume, partially offset by pricing increases and cost saving efforts from manufacturing and selling, general and administrative functions.

Arlon EM

Arlon EM segment sales declined by $4.1 million, or 6.3%, in 2009 compared to 2008. The sales reduction was primarily due to lower sales of flexible heater and coil insulation products, which was partially offset by improved sales related to military programs and increased sales of PCB materials related to infrastructure in China and India.

Segment operating income decreased $1.9 million to $4.3 million for 2009, principally due to a non-cash goodwill impairment charge of $1.1 million during the third quarter of 2009 based on a valuation of its STD reporting unit.  The other major factor contributing to reduced operating income was the lower sales volume, which was partially offset by favorable product mix and increased volume in the low-cost China manufacturing facility, as well as reduced staffing expense compared to 2008.

Arlon CM

Arlon CM segment sales declined by $12.1 million, or 16.7%, in 2009 compared to 2008. The world-wide economic recession has adversely affected demand in the Asian shipping container and the North American and European graphics market for corporate imaging.  Arlon CM sales were also adversely affected by lower demand from its automotive, appliance and electronics customers.

Operating loss was $0.6 million in 2009 (including $0.3 million of restructuring charges) and $1.2 million in 2008 (driven to a loss by $1.6 million of restructuring charges). Although the sales decline had a negative effect on operating loss, gross profit margin remained constant, principally as a result of certain efficiency improvements from implementation of the WHX Business System and past restructuring activities.

Kasco

Kasco segment sales declined by $6.1 million, or 9.1%, in 2009 compared to 2008.  Sales to U.S. grocery stores and other route sales softened along with weakness in distributor sales in North America, and in European sales.  The decline in European sales was significantly affected by the translation effect of a stronger U.S. dollar, but also reflected global economic weakness.

Operating income from the Kasco segment was $2.8 million for 2009, which was $0.9 million lower than 2008. Primary factors besides lower sales that reduced 2009 operating income included restructuring charges of $0.5 million and an asset impairment charge of $0.2 million. Gross profit margin was comparable between the years because lower gross profit margin from sales mix was offset by more efficient manufacturing operations and better labor and spending control.  EuroKasco recorded restructuring charges of $0.5 million during the third quarter of 2009 as a result of workforce reduction due to the weakness in machinery sales volume.  In addition, Kasco US recorded an asset impairment charge of $0.2 million during the fourth quarter of 2009 as a result of a valuation of its real properties.

General Outlook

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. Our businesses sell to many cyclical industries such as the commercial and residential construction, energy, appliance and automotive industries and consumer markets. As a result, downturns in the United States and worldwide economies, like the one currently taking place, or in any of those markets could materially adversely affect our results of operations and cash flows.  In response to the current economic downturn, in addition to accelerating the implementation of the WHX Business System, the Company has executed specific plans of action to reduce costs by rationalizing our workforce and consolidating operations. We continue to introduce new products and gain market share where possible. On January 4, 2009, the Company implemented a 5% salary reduction to annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers, in furtherance of the Company’s ongoing efforts to lower its operating costs. The Company also suspended its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement. Additionally, during 2009, the Company’s bonus program for senior management of its operations was significantly curtailed.   In January 2010, the Company reinstated the 5% salary reduction and its matching contribution to the 401(k) savings plan. The Company also fully reinstated in 2010 its bonus plan for senior management, subject to the terms and conditions of the bonus plan.

Management has taken these and other precautionary steps to lessen the impact of the downturn in the U.S. and global economy. While changes in market demand are not within our control, we are focused on the areas we can impact.  We expect the continuing application of the WHX Business System and other cost improvement initiatives to continue to positively impact our productivity and profitability and result in a more efficient infrastructure that we can leverage when demand growth returns. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to mitigate the impact of reduced demand as well as broaden our sales base.

In addition to challenges with overall demand, volatility in the cost of raw materials is ongoing.   We currently expect the costs of commodity raw materials to continue to be volatile in 2010.  If raw material prices increase, we may not be able to fully recover the cost by passing them on to our customers through price increases due to the competitive nature of the markets we serve and the depressed economic conditions.

Liquidity and Capital Resources

The Company recorded a net loss of $21.2 million in 2009, but generated $39.5 million of positive cash flow from operating activities.  This compares with net income of $3.0 million and $10.1 million provided by cash flows from operating activities in 2008.

 Prior to 2008, the Company incurred significant losses and negative cash flows from operations, and as of December 31, 2009 had an accumulated deficit of $452.4 million. On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

 As of December 31, 2009, the Company’s current assets totaled $152.7 million and its current liabilities totaled $103.3 million, resulting in working capital of $49.4 million, as compared to working capital of $48.3 million as of December 31, 2008.  The Company has reduced its level of debt in 2009 from $205.5 million as of December 31, 2008 to $174.2 million as of December 31, 2009 in connection with its continuing operations, and also repaid $4.7 million of debt from its discontinued operations.

See the discussions below regarding the separate liquidity of WHX the parent company, H&H and Bairnco.

Rights Offering

On September 25, 2008, WHX completed the Rights Offering which significantly reduced debt and increased equity.  As a result of the Rights Offering, the Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million, of which SP II subscribed for 8,630,910 shares , for an aggregate purchase price of approximately $120.8 million.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling approximately $6.0 million, (ii) repay Company indebtedness to SP II of approximately $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008.

WHX Corporation, the parent company

WHX, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiaries, H&H and Bairnco, and other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $9.5 million of which has been distributed. The remaining $2.5 million is not permitted to be loaned to WHX before March 31, 2010.  H&H’s credit facilities are collateralized by a first priority lien on all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are collateralized by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline of stock prices starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $101.1 million as of December 31, 2009 and $132.8 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $21.0 million, respectively.   Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

In 2008 and 2009, there have been no dividends from H&H or Bairnco to WHX (due to covenant restrictions in their respective credit facilities) and WHX’s principal sources of cash flow have consisted of:

•	The sale of WHX CS’s investment in CoSine Communications to SP II for $3.1 million in July 2009. The investment was purchased in 2005.

•	As permitted by the March 29, 2007 amendment and waiver to the H&H credit facilities, unsecured loans from H&H for certain required payments to the WHX Pension Plan ($1.8 million loaned in 2009); and

•
As permitted by a March 12, 2009 amendment to the H&H credit facilities, an unsecured loan from H&H to WHX for other uses in the aggregate principal amount of up to approximately $12.0 million (initially amended on July 27, 2007 to be up to $7.0 million), subject to certain limitations, of which approximately $9.5 million has already been distributed ($2.5 million loaned in 2009). The remaining $2.5 million is not permitted to be loaned to WHX before March 31, 2010.

As of December 31, 2009, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $3.3 million and current liabilities of approximately $11.0 million.  Such current liabilities include $9.6 million of estimated required contributions to the WHX Pension Plan, which WHX is permitted to borrow from H&H pursuant to H&H’s credit agreements.

Management expects that WHX will be able to fund its operations in the ordinary course over at least the next twelve months.

Shelf Registration Statement

Pursuant to a shelf registration statement filed on Form S-3 with the SEC and declared effective on June 29, 2009, the Company may, from time to time, issue up to $25 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock, or debt securities, or any combination of the above, separately or as units. The terms of any offerings under the shelf registration statement will be determined at the time of the offering.  The Company does not presently have any definitive plans or current commitments to sell securities that may be registered under the shelf registration statement.  However,  management believes that the shelf registration statement provides the Company with the flexibility to quickly raise capital in the market as conditions permit with a minimum of administrative preparation and expense.  The net proceeds of any such issuances under the shelf registration statement could be used for general corporate purposes, which may include working capital and/or capital expenditures.

Handy & Harman and Bairnco

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will materially improve or when the credit contraction will significantly ease. H&H’s senior credit facilities expire in June 2011 and Bairnco’s senior credit facilities expire in July 2012.  As a result of the ongoing credit market conditions, the Company may not be able to obtain additional debt or equity financing if necessary or desired. Furthermore, one or more of the financial institutions that make available H&H and Bairnco’s revolving credit facilities may become unable to fulfill their funding obligations, which could materially and adversely affect liquidity.

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by their respective borrowing base of accounts receivable and inventory.  As of December 31, 2009, H&H’s availability under its credit facilities was $22.7 million, and Bairnco’s availability under its U.S. credit facilities was $10.5 million.  As of March 23, 2010, H&H’s availability under its credit facilities was approximately $18.5 million, and Bairnco’s availability under its U.S. credit facilities was approximately $9.2 million.  However, there can be no assurances that H&H and Bairnco will continue to have access to all or any of their lines of credit if their respective operating and financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If either H&H or Bairnco do not meet certain of their respective financial covenants or satisfy the relevant borrowing base criteria, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by their respective lenders, and their liquidity could be adversely affected.

The Company

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of assets and/or businesses, and (iv) from other discrete transactions.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the System, throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company also plans to continue, as appropriate, cost containment measures that it implemented during 2009.

The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and the sale of certain assets and/or businesses.

 Furthermore, if the Company’s cash needs are significantly greater than anticipated or the Company does not materially meet its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company, if at all.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations or through financing could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the twelve months ended December 31, 2009, $39.5 million was provided by operating activities, $1.9 million was used by investing activities, and $37.6 million was used in financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the twelve months ended December 31, 2009 and 2008:

(in thousands)	Twelve Months Ended December 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(21,241)	$3,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	19,417	21,090
Asset and goodwill impairments	4,156	-
Accrued interest not paid in cash	10,898	18,952
Pension expense (credit), net of payments	12,218	(8,335)
Income from curtailment of employee benefit obligations	-	(3,875)
Other	106	1,467
Net income (loss) plus non-cash items	25,554	32,310
Discontinued operations	7,282	13,219
Working capital:
Trade and other receivables	5,090	3,957
Precious metal inventory	(4,353)	2,570
Inventory other than precious metal	14,253	3,487
Other current assets	1,965	1,488
Other current liabilities	(12,295)	(11,308)
Total working capital effect	4,660	194
Non-recurring payment to SP II of accrued interest	-	(31,310)
Other items-net	2,012	(4,334)
Net cash provided by operating activities	$39,508	$10,079

Although the Company reported a net loss of $21.2 million for the twelve months ended December 31, 2009, non-cash income and expense items, including depreciation and amortization of $19.4 million, non-cash asset and goodwill impairment charges of $4.2 million, non-cash pension expense of $14.2 million, and long-term interest expense not paid in cash of $10.9 million, resulted in the positive cash flow from operations.  Other working capital accounts generated $4.7 million in the twelve month period.  The Company’s discontinued operations, ITD and Sumco, produced an operating cash inflow of $7.3 million by liquidating working capital.

 Net cash provided from operating activities for the twelve months ended December 31, 2008 totaled $10.1 million.  Non-cash income and expense items were $29.2 million and discontinued operations generated $13.2 million cash by liquidating assets, which partially offset by use of $31.3 million for accrued interest paid to SP II (with proceeds of the Rights Offering).

Operating cash flow of $39.5 million for the twelve months ended December 31, 2009 favorably compares to $10.1 million in the same period in 2008.  Operating cash flow was negatively impacted by reduced profit, but this was offset by reduced use of cash for working capital of $4.5 million in 2009 and the non-recurring payment of accrued interest of $31.3 million in the 2008 period.

Accounts receivable from continuing operations totaled $71.8 million as of December 31, 2009 and $77.4 million as of December 31, 2008.  The number of days’ sales outstanding in accounts receivable was comparable between periods, as was the accounts receivable turnover rate.  The Company effectively managed its accounts receivable and its costs despite the negative recessionary trends affecting many of the markets that the Company’s subsidiaries operate in.

Inventory from continuing operations at December 31, 2009 was reduced by $10.4 million as compared to December 31, 2008.  Non precious metal inventory provided $14.3 million of cash in the twelve months ended December 31, 2009 as management adjusted inventories in response to continued weakness in sales, as well as by improvements in inventory management using the WHX Business System, which includes lean manufacturing and other managerial processes.  These inventory reduction factors more than offset a non-recurring cash expenditure of $7.4 million needed to acquire precious metal inventory to replace customer-owned silver being used in H&H’s production processes.  In 2008, $6.1 million of cash flow was generated by changes in inventory.  The Company continues to focus on inventory management.

Total accrued interest due to SP II, including both the current and long-term portions, provided $10.9 million of interest accrued in the 2009 period, and used a net amount of $12.4 million in the 2008 period.  The 2008 net amount reflects the payment of $31.3 million of accrued interest using the proceeds of the Rights Offering, partially offset by $19.0 million of interest accrued during the 2008 period.  The reason for the decline in accrued interest is that the Company has reduced its level of debt substantially since 2008, principally using the proceeds of the Rights Offering completed on September 25, 2008.

Investing Activities

Investing activities used $1.9 million in 2009 and $5.8 million in 2008.  Capital spending in the 2009 period was $7.7 million, as compared to $12.1 million spent in the 2008 period.  The Company paid net proceeds of $0.4 million related to its settlements of precious metal derivative contracts in 2009, as compared to net payments totaling $1.7 million in 2008.  Also in the 2008 period, net proceeds from the sale of assets totaled $8.2 million, principally from the sale of the Rancho Cucamonga, California land and plant building utilized by Arlon, Inc., which it has leased back from the buyer under a 15-year lease with two 5-year renewal options.  In the 2009 period, the Company’s discontinued operations sold certain equipment for aggregate proceeds of $2.9 million, and the Company also sold its equity investment in CoSine Communications, Inc. for $3.1 million.

Financing Activities

Financing activities used a net amount of $37.6 million in the twelve month period ended December 31, 2009, principally due to the net repayment of $17.2 million under its term loan agreements during the period.  Such repayments included both scheduled principal payments as well as unscheduled payments of approximately $15.6 million, including $5.0 repaid on H&H’s indebtedness under its Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), as agent (the “Wachovia Facilities”) pursuant to the May 9, 2009 amendment.  Also, on August 19, 2009, the proceeds of an insurance claim of $3.2 million was used to repay $3.0 million of the Wachovia Facilities.  In addition, on August 19, 2009, Bairnco repaid $3.0 million of the Ableco Facility.  H&H’s subsidiary, ITD, which is classified as a discontinued operation, repaid $4.6 million of debt using proceeds from the sale of equipment and cash provided by the liquidation of its working capital.  The Company’s indebtedness under its revolving credit facilities also declined (by a net amount of $14.2 million) in the 2009 period.  The Company continued to effectively manage cash and working capital in the 2009 period despite the decline in sales. The Company paid $2.1 million of financing fees during 2009, of which $0.9 million were directly charged to interest expense, as compared to $1.6 million paid in 2008. These fees principally related to extending the Company's credit facilities in both periods.

For the twelve months ended December 31, 2008, financing activities used a net amount of $1.6 million.  The completion of the Rights Offering resulted in cash proceeds, net of expenses, of $155.8 million, $120.8 million of which represented SP II’s participation.  Of the total proceeds, $111.2 million was used to repay debt to SP II, and $31.3 million was used to pay SP II accrued interest, which was reflected in operating cash flows as mentioned above.    In addition to the debt repaid to SP II, there were $30.9 million of net repayments of term loans in 2008.  In addition to the scheduled principal repayments, Bairnco used the proceeds of its sale of the Rancho Cucamonga property described above to repay $7.8 million of the term loan under its Credit Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent thereunder (the “Wells Fargo Facility”).  Bairnco also repaid $1.8 million of principal on its term loan upon receipt of an income tax refund of the same amount during the 2008 period.  H&H borrowed an additional $4.0 million under its Wachovia Facility on February 14, 2008. There was a net repayment on the Company’s revolving credit facilities of $17.1 million, and the payment of $1.6 million of financing fees during the 2008 period.

Debt

The following are the terms and conditions of the Company’s various credit facilities.

Handy & Harman

H&H’s financing agreements include the Wachovia Facilities, which provide for revolving credit and term loan facilities, and its Loan and Security Agreement with Steel Partners II Liquidating Series Trust (Series E), (the “SP II Series E Trust”), as successor-in-interest to SP II (the “Term B Loan”).

The Wachovia Facilities currently provide for maximum borrowings of $115 million, consisting of a revolving credit facility of up to $75 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable and inventory, and reduced by the amount of certain term and supplemental term loans outstanding to Wachovia. In addition, the Wachovia Facilities also include term loans funded by Ableco ($43.3 million as of December 31, 2008 and $31.9 million currently). The term loans are collateralized by eligible machinery and equipment and real estate. The revolving credit facility and the term and supplemental loans payable under the Wachovia Facilities bear interest at LIBOR, which shall at no time be less than 1.00%, plus applicable margins of between 2.75% and 3.75%, or the U.S. Base rate (Prime rate, which shall at no time be less than 3.00%) plus 1.00% to 2.00%. The applicable margin for the revolving credit facility and the term loans payable under the  Wachovia Facilities is dependent on H&H’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement. The term loans payable to Ableco bear interest at LIBOR, which shall at no time be less than 3.25%, plus an applicable margin of 11.75%, or the U.S. Base rate (Prime rate, which shall at no time be less than 5.00%) plus 10.00%. Borrowings under the Wachovia Facilities are collateralized by first priority security interests in and liens upon all present and future stock and assets of H&H and its subsidiaries, including all contract rights, deposit accounts, investment property, inventory, equipment, real property, and all products and proceeds thereof.  Principal payments for the term loans under the Wachovia Facilities are due in monthly installments of $0.3 million. The Wachovia Facilities contain affirmative, negative, and financial covenants (including minimum EBITDA, maximum Senior Leverage Ratio, and limited Capital Expenditures, as such terms are defined therein), and cash distributions that can be made to WHX are restricted. The Company was in compliance with the applicable covenants at December 31, 2009. The Wachovia Facilities mature on June 30, 2011.

The Term B Loan also matures on June 30, 2011.  H&H was indebted to SP II under the Term B Loan until July 15, 2009, when SP II assigned its interest in the Term B Loan to SP II Series E Trust.  The Term B Loan provides for annual payments based on 40% of excess cash flow as defined in the agreement (no principal payments are currently payable).  Interest accrues monthly at the Prime Rate plus 14%, and at no time shall the Prime Rate (as that term is defined in the agreement) be below 4.0%. Pursuant to the terms of a subordination agreement between Steel and the participants in the Wachovia Facilities, H&H’s interest payable to Steel is accrued but not paid.  The Term B Loan has a second priority security interest in and lien on all assets of H&H, subject to the prior lien of the Wachovia Facilities and H&H’s $12 million guaranty and security interest for the benefit of Ableco as agent of the Bairnco indebtedness. In addition, H&H has pledged a portion of all outstanding stock of Indiana Tube Danmark A/S, a Danish corporation, and Protechno, S.A., a French corporation, both of which are indirect wholly-owned subsidiaries of H&H. The Term B Loan contains affirmative, negative, and financial covenants (including minimum EBITDA, maximum Senior Leverage Ratio, and limited Capital Expenditures, as such terms are defined therein), and cash distributions that can be made to WHX are restricted. The Company was in compliance with the applicable covenants at December 31, 2009. The Term B Loan also contains cross-default provisions with the Wachovia Facilities.

On March 12, 2009, H&H and almost all of its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) extend the term of the loans for two years until June 30, 2011, (ii) increase certain interest rates, (iii) reset the levels of certain financial covenants, (iv) permit the disposition and/or cessation of operations of certain of H&H’s direct and indirect subsidiaries (v) provide for an increase in the aggregate amount of unsecured loans, distributions or other advances from H&H to WHX for general business purposes from up to $7.0 million to up to $12.0 million, subject to certain limitations, and (vi) provide for an increase in the existing limited guaranty by H&H in favor of Ableco (the “H&H Guaranty”) from up to $7.0 million to up to $12.0 million.  In addition, the Wachovia Facilities were also amended to, among other things, reduce the amount of the credit facility from $125.3 million to $115.0 million including decreasing the revolving credit facility from $83.0 million to $75.0 million.

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

Effective July 31, 2009, H&H and its subsidiaries amended each of the Wachovia Facilities and the Term B Loan to, among other things, (i) reset certain financial covenants, (ii) increase the H&H Guaranty of Bairnco’s obligations under the Ableco Facility from up to $12 million to up to $17 million, and (iii) provide for the repayment of a portion of the term loan under the Wachovia Facilities in the amount of $3.0 million.

Bairnco

Bairnco’s financing agreements include the Wells Fargo Facility, which provides for revolving credit and term loan facilities, the Ableco Facility and its Loan and Security Agreement with Steel Partners II Liquidating Series Trust (Series A), (the “SP II Series A Trust”), as successor-in-interest to SP II (the “Subordinated Debt Credit Agreement”), both of which are also term loan facilities.

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

The Ableco Facility provides for a term loan facility of $48.0 million.  Borrowings under the Ableco Facility bear interest, in the case of base rate loans, at 6.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate, and, in the case of LIBOR rate loans, at 9.00 % above the LIBOR rate. Obligations under the Ableco Facility are guaranteed by Bairnco and certain of its subsidiaries, and secured by a second priority lien on all of their assets. The Ableco Facility is also collateralized by a limited guaranty by H&H of up to $17 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the security agreement by H&H in favor of Ableco (the “H&H Security Agreement”) and the H&H Guaranty.  Principal payments for the term loans under the Ableco Facility are due on the maturity date, which is July 17, 2012.

The Wells Fargo Facility and the Ableco Facility contain affirmative, negative, and financial covenants (including minimum EBITDA, maximum Leverage Ratio, minimum Fixed Charge Coverage Ratio, and limited Capital Expenditures, as such terms are defined therein). The Company was in compliance with the applicable covenants at December 31, 2009.

The Subordinated Debt Credit Agreement provides for a term loan facility.  Bairnco was indebted to SP II under the Subordinated Debt Credit Agreement until July 15, 2009, when SP II assigned its interest in the Subordinated Debt Credit Agreement to the SP II Series A Trust. The original principal of approximately $31.8 million was reduced to $10.0 million with proceeds from WHX’s Rights Offering.  All borrowings under the Subordinated Debt Credit Agreement bear interest at 9.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate. Principal, interest and all fees payable under the Subordinated Debt Credit Agreement are due and payable on the scheduled maturity date, January 17, 2013. Obligations under the Subordinated Debt Credit Agreement are guaranteed by Bairnco and certain of its subsidiaries, and collateralized by a subordinated priority lien on their assets.  The Subordinated Debt Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions.

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

The Company’s weighted average interest rate for 2009 was 10.85%.  In 2008, the Company’s weighted average interest rate was 9.88%.

Other Obligations

Pension Plan

In July 2003, the Company entered into an agreement among the PBGC, WPC, WPSC, and the United Steelworkers of America, AFL-CIO-CLC (“USWA”) in settlement of matters relating to the PBGC V. WHX Corporation (“Termination Litigation”), in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, WHX agreed, among other things, (a) to certain administrative facts and legal conclusions about the Pension Plan, as well as certain ongoing agreements, as set forth in the settlement agreement, and (b)  that WHX will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  The WPC Group was a wholly-owned subsidiary of WHX until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown. However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.

On December 20, 2006, the Internal Revenue Service (“IRS”) granted a conditional waiver of the minimum funding requirements for the WHX Pension Plan for the 2005 plan year in accordance with section 412 (d) of the Internal Revenue Code and section 303 of ERISA, which had not been paid by the Company due to liquidity issues.  On December 28, 2006, WHX, H&H, and the PBGC entered into a settlement agreement (the “PBGC Settlement Agreement”) in connection with the conditional waiver granted by the IRS of the minimum funding requirement for the 2005 plan year (the “IRS Waiver”) and certain other matters.  Payments made during 2006 and 2007 were $13.1 million and $21.6 million, respectively.  On September 12, 2007, the Company made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contributions under ERISA.  As a result of such accelerated contribution, there was no required minimum contribution to the WHX Pension Plan in 2008, and the Company believes that the full amount of the IRS Waiver has been repaid. The Company must meet the minimum funding requirement for the WHX Pension Plan for the plan year ending December 31, 2010 without applying for a waiver of such requirement.

The decline of stock prices starting in 2008 across a significant cross-section of the United States stock market and continued capital markets weakness have significantly contributed to an unfunded pension liability of the WHX Pension Plan which totaled  $101.1 million as of December 31, 2009 and $132.8 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $21.0 million, respectively.   Required future contributions are based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

On February 28, 2008, the Company adopted an amendment to the WHX Pension Plan allowing certain WPSC participants to elect to receive, between March 1, 2008 and December 31, 2008, a single lump sum payment in lieu of all benefits otherwise payable under the WHX Pension Plan. The election was made available to more than 2,300 participants of the WHX Pension Plan, and was elected by almost 1,900 participants.  As a result, approximately $125 million was distributed.  There was no material effect on the funded status of the WHX Pension Plan or on the estimated minimum funding requirements as a result of this program.

Environmental Issues

H&H’s facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment.  H&H could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws.  H&H has incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by it (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which H&H disposed of hazardous substances.  As of December 31, 2009, H&H has established an accrual totaling $6.7 million with respect to certain presently estimated environmental remediation costs at certain of its facilities.  This estimated liability may not be adequate to cover the ultimate costs of remediation, and may change by a material amount in the near term, in certain circumstances, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, H&H expects that future regulations, and changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards.  Compliance with such requirements may make it necessary for H&H to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to H&H.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of consigned precious metal is not included in the Company’s balance sheet.  As of December 31, 2009, H&H subsidiaries held customer metal comprised of 271,805 ounces of silver, 1,430 ounces of gold, and 1,391 ounces of palladium.  The market value per ounce of silver, gold, and palladium as of December 31, 2009 was $16.83, $1,095.78, and $402.00, respectively.

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

The Company believes that recent amendments to its financing arrangements, continuing improvements in its core operations, and stabilization of the global economy as it effects the markets that the Company serves, will permit the Company to generate sufficient working capital to meet its obligations as they mature.  The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s ability to meet its business plan.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, will be adequate to meet its current and anticipated cash requirements.  However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

The Company has taken the following actions, which it believes has and in certain instances, will continue to improve liquidity over time and help provide for adequate liquidity to fund the Company’s capital needs:

•
On various dates in 2008 and 2009, Company management has worked with the principal lenders of H&H and Bairnco to amend their respective credit facilities.  Amendments affecting liquidity have been made in order to (i) extend the maturity date of the H&H debt to June 30, 2011, (ii) reset the levels of certain financial covenants, (iii) permit certain additional loans from SPII and Ableco, (iv) permit loans or advances from H&H to WHX, subject to certain conditions, (v) allow for the acquisition of a business, a sale-leaseback of an operating facility, and the closure of non-performing businesses, (vi) allow prepayments of the various loans on different occasions, (vii) provide a limited cross-guaranty between H&H and Bairnco, and (viii) amend applicable interest rates.  (Please see “Debt” section of this “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about these amendments).

•	On September 25, 2008, WHX completed the Rights Offering by issuing common stock for proceeds of approximately $156.5 million, and repaid debt and accrued interest of approximately $155.7 million.

•
The Company continues to apply the WHX Business System at all of its business units.  The System is at the heart of the operational improvement methodologies for all WHX companies and employees. Strategy Deployment forms the roof of the System and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the System are the key performance indicators used to monitor and drive improvement.  The steps of the System are the specific tool areas that drive the key performance indicators and overall performance.  WHX utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

•
On January 4, 2009, the Company implemented a 5% salary reduction to annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers, in furtherance of the Company’s ongoing efforts to lower its operating costs. The Company also suspended its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement. Additionally, during 2009, the Company’s bonus program for senior management of its operations was significantly curtailed.  The Company also took other steps to further reduce fixed and variable expenses at its various locations.  In January 2010, the Company reinstated the 5% salary reduction and its matching contribution to the 401(k) savings plan.  The Company also fully reinstated in 2010 its bonus plan for senior management, subject to the terms and conditions of the bonus plan.

•
In 2009 and 2008, the Company engaged in various restructuring activities that management believes will result in a more efficient infrastructure that can be leveraged in the future. These activities included consolidation of the Bairnco corporate office into the WHX corporate office, the closure of facilities in New Hampshire and Dallas in 2009 and San Antonio in 2008, and relocation of the functions to other existing facilities.   In connection with these activities, restructuring charges totaled $1.9 million in 2009 and $1.6 million in 2008.

•
In 2008, the Company decided to exit the welded specialty tubing market in Europe and close its ITD subsidiary, sell ITD’s assets, pay off ITD’s related debt and repatriate cash remaining post-closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers.  The withdrawal from this market has been largely accomplished although the ITD building has been offered for sale, but has not yet sold.   In 2008, the Company also evaluated its Sumco subsidiary in light of ongoing operating losses and future prospects.  Sumco provided electroplating services primarily to the automotive market.  Sumco had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and by Sumco’s reliance on the automotive market for over 90% of its sales. The Company decided to exit this business, which has been completed as of December 31, 2009. Sumco has leased its manufacturing facility under a two year lease and has offered the tenant an option to purchase the facility.

•
The Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective on June 29, 2009.  Pursuant to this statement, the Company may, from time to time, issue up to $25 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock, or debt securities, or any combination of the above, separately or as units. The terms of any offerings under the shelf registration statement would be determined at the time of the offering.  The Company does not presently have any definitive plans or current commitments to sell securities that may be registered under the shelf registration statement.  However, management believes that the shelf registration statement provides the Company with the flexibility to quickly raise capital in the market as conditions permit with a minimum of administrative preparation and expense.  The net proceeds of any such issuances under the shelf registration statement could  be used for general corporate purposes, which may include working capital and/or capital expenditures.

In view of the matters described in the preceding paragraphs, management believes that the Company has the ability to meet its cash requirements on a continuing basis for at least the next twelve months.  However, if the Company’s planned cash flow projections are not met and/or credit is not available in sufficient amounts, management could consider the additional reduction of certain discretionary expenses and sale of certain assets.  In the event that these plans are not sufficient and/or the Company’s credit facilities are not adequate, the Company’s ability to operate could be materially adversely affected.

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

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, intangibles, accrued expenses, income taxes, pensions and other post-retirement benefits, and contingencies and litigation.  Estimates are based on historical experience, future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

GAAP requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the consolidated financial statements, included elsewhere in this Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company’s financial statements.  The following is a discussion of the critical accounting policies and methods used by the Company.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the LIFO method for precious metal inventories. Non precious metal inventories are stated at the lower of cost (principally average cost) or market. For precious metal inventories, no segregation among raw materials, work in process and finished goods is practicable.

Non precious metal inventories are stated at the lower of cost or market.  Non-precious metal inventory is evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and is adjusted accordingly.  If actual market conditions are less favorable than those projected, write-downs may be required.

Derivatives

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  Future and forward contracts to sell or buy precious metal are the derivatives used for this objective.   The Company also economically hedged its exposure on variable interest rate debt at one of its foreign subsidiaries.   As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  These derivatives are marked to market and both realized and unrealized gains and losses on these derivatives are recorded in current period earnings as other income (loss) in the case of the precious metal contracts and in interest expense with respect to the interest rate derivative.  The unrealized gain or loss (open trade equity) on the derivatives is included in other current assets or other current liabilities, respectively.

As of December 31, 2009 and 2008, the Company had contracted for $7.2 million and $4.6 million, respectively, of forward contracts with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

Goodwill, Other Intangibles and Long-Lived Assets

Goodwill is reviewed annually for impairment in accordance with GAAP. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit.   Six reporting units of the Company have goodwill assigned to them.

Goodwill impairment testing consists of a two-step process.  Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Step 2 of the goodwill impairment test is performed to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.  In performing the first step of the impairment test, the Company also reconciles the aggregate estimated fair value of its reporting units to its enterprise value (which includes a control premium).

To estimate the fair value of our reporting units, we use an income approach and a market approach. The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe the assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant.  Such estimates are derived from our analysis of peer companies and considered the industry weighted average return on debt and equity from a market participant perspective.  The Company believes the assumptions used to determine the fair value of our respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows or WACCs, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.  The recoverability of goodwill may be impacted if estimated future operating cash flows are not achieved.

A market approach values a business by considering the prices at which shares of capital stock of reasonably comparable companies are trading in the public market, or the transaction price at which similar companies have been acquired.

Relative weights are then given to the results of each of these approaches, based on the facts and circumstances of the business being valued.  The use of multiple approaches (in our case, income and market approaches) is considered preferable to a single method.  In our case, significant weight is given to the income approach because it generally provides a reliable estimate of value for an ongoing business which has a reliable forecast of operations.  The income approach closely parallels investors’ consideration of the future benefits derived from ownership of an asset.

Intangible assets with finite lives are amortized over their estimated useful lives.  We also estimate the depreciable lives of property, plant and equipment, and review the assets for impairment if events, or changes in circumstances, indicate that we may not recover the carrying amount of an asset. Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value, and are included in Other Non-Current Assets in the consolidated balance sheets. A reduction in the carrying value of such long-lived assets used in previously operating businesses is recorded as an impairment charge in the consolidated statement of operations.

Pension and Postretirement Benefit Costs

H&H, Bairnco and certain of their respective subsidiaries maintain qualified and several non-qualified pension plans and other postretirement benefit plans. Pension benefits for the participants of the WHX Pension Plan are based on years of service and the amount of compensation at the time of retirement. However, the qualified pension benefits have been frozen for most participants.

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

The Plan’s assets are diversified as to type of assets, investment strategies employed, and number of investment managers used.  Investments may include equities, fixed income, cash equivalents, convertible securities, insurance contracts, and private investment funds.  Derivatives may be used as part of the investment strategy.  The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company. The private investment funds or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments.  Such investments are valued by the private investment funds, underlying investment managers or the underlying  investment funds, at fair value, as described in their respective financial statements and offering memorandums.  The Company utilizes these values in quantifying the value of the assets of its pension plans, which is then used in the determination of the unfunded pension liability on the balance sheet.  Because of the inherent uncertainty of valuation of some of the WHX Pension Plan’s investments in private investment funds and some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available and are valued at their fair value as determined in good faith by the respective private investment funds, underlying investment managers, or the underlying investment funds.

Management uses judgment to make assumptions on which our employee benefit liabilities and expenses are based. The effect of a 1% change in two key assumptions for the WHX Pension Plan is summarized as follows:

Assumptions	Statement of Operations (1)	Balance Sheet Impact (2)
	(in millions)
Discount rate
+1% increase	$(2.1)	$(38.6)
-1% decrease	2.3	42.2

Expected return on assets
+1% increase	(3.0)
-1% decrease	3.0

(1) Estimated impact on 2009 net periodic benefit costs.
(2) Estimated impact on 2009 pension liability.

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.

Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  As of December 31, 2009, total accruals for environmental remediation were $6.7 million.

Legal Contingencies

The Company provides for legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. The Company regularly monitors the progress of legal contingencies and revises the amounts recorded in the period in which changes in estimate occur.

New Accounting Standards

In July 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“the Codification” or “ASC”).  The Codification was effective for the Company’s third-quarter 2009 financial statements.  The Codification is the official single source of authoritative GAAP and all existing accounting standards have been superseded. All other accounting guidance not included in the Codification are considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification did not change GAAP and all references to authoritative accounting literature included herein have now been referenced in accordance with the Codification.

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

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
WHX Corporation

We have audited the accompanying consolidated balance sheets of WHX Corporation (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit and comprehensive income (loss) for each of the two years in the period ended December 31, 2009. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(b).  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WHX Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Edison, New Jersey
March 30, 2010

WHX CORPORATION
Consolidated Statements of Operations

	Year ended December 31,
	2009	2008

	(in thousands except per share)

Net sales	$534,420	$681,012
Cost of goods sold	402,753	509,725
Gross profit	131,667	171,287

Selling, general and administrative expenses	107,114	133,328
Pension expense (credit)	14,169	(8,335)
Asset impairment charges	3,017	-
Goodwill impairment charge	1,140	-
Income from proceeds of insurance claims, net	(4,035)	(3,399)
Income from benefit plan curtailment	-	(3,875)
Restructuring charges	1,896	1,628
Other operating expenses	98	201
Income from continuing operations	8,268	51,739
Other:
Interest expense	25,775	36,304
Realized and unrealized loss on derivatives	777	1,355
Other expense (income)	(140)	1,262
Income (loss) from continuing operations before tax	(18,144)	12,818
Tax provision (benefit)	(494)	1,285
Income (loss) from continuing operations, net of tax	(17,650)	11,533

Discontinued Operations:
Loss from discontinued operations, net of tax	(5,389)	(8,511)
Gain (loss) on disposal of assets, net of tax	1,798	(11)
Net loss from discontinued operations	(3,591)	(8,522)

Net income (loss)	$(21,241)	$3,011

Basic and diluted per share of common stock

Income (loss) from continuing operations, net of tax	$(1.45)	$2.88
Discontinued operations, net of tax	(0.29)	(2.13)
Net income (loss)	$(1.74)	$0.75

Weighted average number of common shares outstanding	12,179	4,001

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
Consolidated Balance Sheets

(Dollars and shares in thousands)	December 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$8,796	$8,656
Trade and other receivables-net of allowance for doubtful accounts of $2,806 and $3,159, respectively	71,796	77,444
Inventories	60,122	70,560
Deferred income taxes	1,261	1,310
Other current assets	9,008	10,130
Current assets of discontinued operations	1,681	10,881
Total current assets	152,664	178,981

Property, plant and equipment at cost, less accumulated depreciation and amortization	86,969	95,029
Goodwill	63,946	65,071
Other intangibles, net	34,035	36,965
Other non-current assets	11,801	18,716
Non-current assets of discontinued operations	4,426	7,479
	$353,841	$402,241
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade payables	$35,123	$34,932
Accrued liabilities	23,351	35,697
Accrued environmental liability	6,692	8,478
Accrued interest - related party	1,600	263
Short-term debt	19,087	32,970
Current portion of long-term debt	5,944	8,295
Deferred income taxes	300	151
Current portion of pension liability	9,700	1,800
Current liabilities of discontinued operations	1,507	8,119
Total current liabilities	103,304	130,705

Long-term debt	95,106	110,174
Long-term debt - related party	54,098	54,098
Long-term interest accrual - related party	11,797	2,237
Accrued pension liability	92,655	132,190
Other employee benefit liabilities	4,840	4,233
Deferred income taxes	4,429	5,413
Other liabilities	5,409	5,098
	371,638	444,148

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 12,179 shares	122	122
Accumulated other comprehensive loss	(118,402)	(163,502)
Additional paid-in capital	552,834	552,583
Accumulated deficit	(452,351)	(431,110)
Total stockholders' deficit	(17,797)	(41,907)
	$353,841	$402,241

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2009	2008
Cash flows from operating activities:
Net income (loss)	$(21,241)	$3,011
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,988	19,284
Non-cash stock based compensation	186	553
Amortization of debt related costs	1,429	1,806
Long-term interest on related party debt	9,560	5,285
Income from curtailment of employee benefit obligations	-	(3,875)
Deferred income taxes	(955)	(643)
Loss on asset dispositions	98	201
Asset impairment charges	3,017	-
Goodwill impairment charge	1,140	-
Unrealized loss (gain) on derivatives	409	(384)
Reclassification of net cash settlements on derivative instruments	368	1,739
Net cash provided by operating activities of discontinued operations	7,282	13,219
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	5,090	3,957
Inventories	9,900	6,057
Other current assets	1,965	1,488
Accrued interest expense-related party	1,338	(17,643)
Other current liabilities	(77)	(19,642)
Other items-net	2,011	(4,334)
Net cash provided by operating activities	39,508	10,079
Cash flows from investing activities:
Plant additions and improvements	(7,704)	(12,111)
Net cash settlements on derivative instruments	(368)	(1,739)
Proceeds from sales of assets	160	8,253
Proceeds from sale of investment	3,113	-
Net cash provided by (used in) investing activities of discontinued operations	2,855	(203)
Net cash used in investing activities	(1,944)	(5,800)
Cash flows from financing activities:
Proceeds of stock-rights offering	-	155,561
Proceeds of term loans	9,577	4,000
Net revolver repayments	(14,164)	(17,084)
Repayments of term loans - domestic	(26,768)	(30,367)
Repayments of term loans - related party	-	(111,188)
Deferred finance charges	(1,191)	(1,562)
Net change in overdrafts	(231)	(1,107)
Net cash used to repay debt of discontinued operations	(4,559)	(517)
Other	(274)	618
Net cash used in financing activities	(37,610)	(1,646)
Net change for the period	(46)	2,633
Effect of exchange rate changes on net cash	186	(67)
Cash and cash equivalents at beginning of period	8,656	6,090
Cash and cash equivalents at end of period	$8,796	$8,656

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WHX Corporation
Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Income (Loss)

(Dollars and shares in thousands)
	Common Stock			Accumulated Other		Capital in	Total
	Shares	Amount	Warrants	Comprehensive Income (Loss)	Accumulated Deficit	Excess of Par Value	Stockholders' Deficit

Balance, January 1, 2008	1,000	$10	$1,287	$(32,559)	$(434,121)	$395,838	$(69,545)

Current period change	-	-		(130,943)	-		(130,943)
Net income	-	-	-	-	3,011	-	3,011
Total comprehensive loss							(127,932)
Expiration of warrants			(1,287)			1,287	-
Stock rights offering	11,179	112	-	-	-	154,846	154,958
Amortization of stock options	-	-	-	-	-	612	612

Balance, December 31, 2008	12,179	122	-	(163,502)	(431,110)	552,583	(41,907)

Current period change	-	-		45,100	-		45,100
Net loss	-	-	-	-	(21,241)	-	(21,241)
Total comprehensive income							23,859
Amortization of stock options	-	-	-	-	-	251	251

Balance, December 31, 2009	12,179	$122	$-	$(118,402)	$(452,351)	$552,834	$(17,797)

	Year Ended December 31,
	2009	2008
Comprehensive Income (Loss)
Net income (loss)	$(21,241)	$3,011

Changes in pension plan assets and other benefit obligations:
Curtailment/settlement gain/(loss)	169	(517)
Current year actuarial gain/(loss)	29,940	(127,252)
Amortization of actuarial loss	13,215	497
Amortization prior service (credit)/cost	63	(202)

Foreign currency translation adjustment	1,549	(3,305)
Valuation of marketable equity securities	164	(164)
Comprehensive income (loss)	$23,859	$(127,932)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Organization

WHX, the parent company, manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  WHX also owns Bairnco Corporation (“Bairnco”), another diversified holding company that manages business units in three reportable segments: Arlon Electronic Materials (“EM”) segment, Arlon Coated Materials (“CM”) segment, and Kasco Replacement Products and Services (“Kasco”).  See Note 20 for a description of the business and products of each of the Company’s segments.  The business units of H&H and Bairnco principally operate in North America.  All references herein to “we,” “our” or the “Company” shall refer to WHX, together with all of its subsidiaries.

Note 1a – Management’s Plans and Liquidity

Liquidity

The Company recorded a net loss of $21.2 million in 2009, but generated $39.5 million of positive cash flow from operating activities.  This compares with net income of $3.0 million and $10.1 million provided by cash flows from operating activities in 2008.

 Prior to 2008, the Company incurred significant losses and negative cash flows from operations, and as of December 31, 2009 had an accumulated deficit of $452.4 million. On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

 As of December 31, 2009, the Company’s current assets totaled $152.7 million and its current liabilities totaled $103.3 million, resulting in working capital of $49.4 million, as compared to working capital of $48.3 million as of December 31, 2008.  The Company has reduced its level of debt in 2009 from $205.5 million as of December 31, 2008 to $174.2 million as of December 31, 2009 in connection with its continuing operations, and also repaid $4.7 million of debt from its discontinued operations.

See the discussions below regarding the separate liquidity of WHX the parent company, H&H and Bairnco.

WHX Corporation, the parent company

WHX, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiaries, H&H and Bairnco, and other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $9.5 million of which has been distributed. The remaining $2.5 million is not permitted to be loaned to WHX before March 31, 2010.  H&H’s credit facilities are collateralized by a first priority lien on all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are collateralized by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline of stock prices starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $101.1 million as of December 31, 2009 and $132.8 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $21.0 million, respectively.   Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of December 31, 2009, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $3.3 million and current liabilities of approximately $11.0 million. Such current liabilities include $9.6 million of estimated required contributions to the WHX Pension Plan, which WHX is permitted to borrow from H&H pursuant to H&H’s credit agreements.

 On July 31, 2009, WHX CS Corp., one of these unrestricted subsidiaries of WHX, sold its equity investment in CoSine to SP II for $3.1 million.  A subordinated secured loan of $3.0 million was made by WHX to Bairnco in connection with Bairnco’s partial repayment of their Credit Agreement with Ableco Finance LLC (“Ableco”), as administrative agent thereunder (the “Ableco Facility”).  Management expects that WHX will be able to fund its operations in the ordinary course over at least the next twelve months.

Handy & Harman and Bairnco

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by their respective borrowing base of accounts receivable and inventory.  As of December 31, 2009, H&H’s availability under its credit facilities was $22.7 million, and Bairnco’s availability under its U.S. credit facilities was $10.5 million. As of March 24, 2010, H&H’s availability under its credit facilities was approximately $18.5 million, and Bairnco’s availability under its U.S. credit facilities was approximately $9.2 million.  However, there can be no assurances that H&H and Bairnco will continue to have access to all or any of their lines of credit if their respective operating and financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If either H&H or Bairnco do not meet certain of their respective financial covenants or satisfy the relevant borrowing base criteria, and if they are unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, their ability to access available lines of credit could be limited, their debt obligations could be accelerated by their respective lenders, and their liquidity could be adversely affected.

The Company

We do not anticipate that the Company will have any additional sources of cash flow other than (i) as described above, (ii) from operations, (iii) from the sale of assets and/or businesses, and (iv) from other discrete transactions.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company also plans to continue, as appropriate, cost containment measures that it implemented during 2009.

The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s continuing ability to meet its business plans. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and the sale of certain assets and/or businesses.

 Furthermore, if the Company’s cash needs are significantly greater than anticipated or the Company does not materially meet its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations or through financing could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

The Company believes that recent amendments to its financing arrangements, continuing improvements in its core operations, and stabilization of the global economy as it effects the markets that the Company serves, will permit the Company to generate sufficient working capital to meet its obligations as they mature.  Management believes that existing capital resources and sources of credit, including the H&H credit facilities and the Bairnco credit facilities, will be adequate to meet its current and anticipated cash requirements.  However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

The Company has taken the following actions, which it believes has and in certain instances, will continue to improve liquidity over time and help provide for adequate liquidity to fund the Company’s capital needs:

•
On various dates in 2008 and 2009, Company management has worked with the principal lenders of H&H and Bairnco to amend their respective credit facilities.  Amendments affecting liquidity have been made in order to (i) extend the maturity date of the H&H debt to June 30, 2011, (ii) reset the levels of certain financial covenants, (iii) permit certain additional loans from SPII and Ableco, (iv) permit loans or advances from H&H to WHX, subject to certain conditions, (v) allow for the acquisition of a business, a sale-leaseback of an operating facility, and the closure of non-performing businesses, (vi) allow prepayments of the various loans on different occasions, (vii) provide a limited cross-guaranty between H&H and Bairnco, and (viii) amend applicable interest rates.  (See Note 13 for additional information about these credit facilities and amendments).

•
On September 25, 2008, WHX completed a rights offering by issuing common stock for proceeds of approximately $156.5 million (the “Rights Offering”), and repaid debt and accrued interest of approximately $155.7 million.

•
The Company continues to apply the WHX Business System at all of its business units, which utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.

•
On January 4, 2009, the Company implemented a 5% salary reduction to annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers, in furtherance of the Company’s ongoing efforts to lower its operating costs. The Company also suspended its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement. Additionally, during 2009, the Company’s bonus program for senior management of its operations was significantly curtailed.  The Company also took other steps to further reduce fixed and variable expenses at its various locations.  In January 2010, the Company reinstated the 5% salary reduction and its matching contribution to the 401(k) savings plan.  The Company also fully reinstated in 2010 its bonus plan for senior management, subject to the terms and conditions of the bonus plan.

•
In 2009 and 2008, the Company engaged in various restructuring activities that management believes will result in a more efficient infrastructure that can be leveraged in the future. These activities included consolidation of the Bairnco corporate office into the WHX corporate office, the closure of facilities in New Hampshire and Dallas in 2009, and San Antonio in 2008, and relocation of the functions to other existing facilities.   In connection with these activities, restructuring charges totaled $1.9 million in 2009 and $1.6 million in 2008.

•
In 2008, the Company decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Denmark (“ITD”) subsidiary, sell ITD’s assets, pay off  ITD’s related debt and repatriate cash remaining post-closing. The decision to exit this market was made after evaluating current economic conditions and competition from lower cost manufacturers.  The withdrawal from this market has been largely accomplished although the ITD building has been offered for sale, but has not yet sold.   In 2008, the Company also evaluated its Sumco Inc. (“Sumco”) subsidiary in light of ongoing operating losses and future prospects.  Sumco provided electroplating services primarily to the automotive market.  Sumco had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and by Sumco’s reliance on the automotive market for over 90% of its sales. The Company decided to exit this business, which has been completed as of December 31, 2009.

•
The Company filed a shelf registration statement on Form S-3 with the SEC which was declared effective on June 29, 2009.  Pursuant to this statement, the Company may, from time to time, issue up to $25 million of its common stock, preferred stock, debt securities, warrants to purchase common stock, preferred stock, or debt securities, or any combination of the above, separately or as units. The terms of any offerings under the shelf registration statement would be determined at the time of the offering.  The Company does not presently have any definitive plans or current commitments to sell securities that may be registered under the shelf registration statement.  However, management believes that the shelf registration statement provides the Company with the flexibility to quickly raise capital in the market as conditions permit with a minimum of administrative preparation and expense.  The net proceeds of any such issuances under the shelf registration statement could  be used for general corporate purposes, which may include working capital and/or capital expenditures.

In view of the matters described in the preceding paragraphs, management believes that the Company has the ability to meet its cash requirements on a continuing basis for at least the next twelve months.  However, if the Company’s planned cash flow projections are not met and/or credit is not available in sufficient amounts, management could consider the additional reduction of certain discretionary expenses and sale of certain assets.  In the event that these plans are not sufficient and/or the Company’s credit facilities are not adequate, the Company’s ability to operate could be materially adversely affected.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, intangibles, accrued expenses, income taxes, pensions and other post-retirement benefits, and contingencies and litigation.  Estimates are based on historical experience, future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.  As of December 31, 2009 and 2008, the Company had cash held in foreign banks of $4.9 million and $2.7 million, respectively.  The Company’s credit risk arising from cash deposits held in U.S. banks in excess of insured amounts is not significant given that as a condition of its revolving credit agreements (See Note 13), cash balances in U.S. banks are generally swept on a nightly basis to pay down the Company’s revolving credit loans.

Revenue Recognition

Revenues are recognized when the title and risk of loss has passed to the customer. This condition is normally met when product has been shipped or the service performed. An allowance is provided for estimated returns and discounts based on experience.  Cash received by the Company from customers prior to shipment of goods, or otherwise not yet earned, is recorded as deferred revenue. Rental revenues are derived from the rental of certain equipment to the food industry where customers prepay for the rental period-usually 3 to 6 month periods.  For prepaid rental contracts, sales revenue is recognized on a straight-line basis over the term of the contract.  Service revenues consist of repair and maintenance work performed on equipment used at mass merchants, supermarkets and restaurants.

The Company experiences a certain degree of sales returns that varies over time, but is able to make a reasonable estimation of expected sales returns based upon history. The Company records all shipping and handling fees billed to customers as revenue, and related costs are charged principally to cost of sales, when incurred.  In limited circumstances, the Company is required to collect and remit sales tax on certain of its sales.  The Company accounts for sales taxes on a net basis, and such sales taxes are not included in net sales on the consolidated statements of operations.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to customers based on its evaluation of the customer’s financial condition.  The Company does not require that any collateral be provided by its customers.  The Company has established an allowance for accounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of the financial condition of the customer and historical experience. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. Accounts that are outstanding longer than contractual payment terms are considered past due.  The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company’s previous loss history and the customer’s current ability to pay its obligation. Accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written off.  The Company does not charge interest on past due receivables.

The Company believes that the credit risk with respect to Trade Accounts Receivable is limited due to the Company’s credit evaluation process, the allowance for doubtful accounts that has been established, and the diversified nature of its customer base.  There were no customers which accounted for more than 5% of consolidated net sales in 2009 or 2008.  In 2009 and 2008, the 15 largest customers accounted for approximately 25% and 22% of consolidated net sales, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for precious metal inventories. Non precious metal inventories are stated at the lower of cost (principally average cost) or market. For precious metal inventories, no segregation among raw materials, work in process and finished goods is practicable.

Non-precious metal inventory is evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and is adjusted accordingly.  If actual market conditions are less favorable than those projected,write-downs may be required.

Derivatives and Risks

Precious Metal Risk

H&H enters into commodity futures and forwards contracts on precious metals that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  Future and forward contracts to sell or buy precious metal are the derivatives used for this objective.

As of December 31, 2009 and 2008, the Company had contracted for $7.2 million and $4.6 million, respectively, of forward contracts with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  These derivatives are marked to market and both realized and unrealized gains and losses on these derivatives are recorded in current period earnings as other income (loss).  The unrealized gain or loss (open trade equity) on the derivatives is included in other current assets or other current liabilities, respectively.

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

Goodwill, Intangibles and Long-Lived Assets

Goodwill is reviewed annually for impairment in accordance with GAAP. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit.   Six reporting units of the Company have goodwill assigned to them.

Goodwill impairment testing consists of a two-step process.  Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, Step 2 of the goodwill impairment test is performed to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill against the carrying value of that goodwill.  In performing the first step of the impairment test, the Company also reconciles the aggregate estimated fair value of its reporting units to its enterprise value (which includes a control premium).

To estimate the fair value of our reporting units, we use an income approach and a market approach. The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe the assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant.  Such estimates are derived from our analysis of peer companies and considered the industry weighted average return on debt and equity from a market participant perspective.  The Company believes the assumptions used to determine the fair value of our respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows or WACCs, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.  The recoverability of goodwill may be impacted if estimated future operating cash flows are not achieved.

A market approach values a business by considering the prices at which shares of capital stock of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired.

Relative weights are then given to the results of each of these approaches, based on the facts and circumstances of the business being valued.  The use of multiple approaches (in our case, income and market approaches) is considered preferable to a single method.  In our case, significant weight is given to the income approach because it generally provides a reliable estimate of value for an ongoing business  which has a reliable forecast of operations.  The income approach closely parallels investors’ consideration of the future benefits derived from ownership of an asset.

Intangible assets with finite lives are amortized over their estimated useful lives. We also estimate the depreciable lives of property, plant and equipment.  Both property, plant and equipment, as well as intangible assets with finite lives are reviewed for impairment if events, or changes in circumstances, indicate that we may not recover the carrying amount of an asset.  Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value, and are included in Other Non-Current Assets in the consolidated balance sheets. A reduction in the carrying value of such long-lived assets used in previously operating businesses is recorded as an asset impairment charge in the consolidated statement of operations.

Equity Investments

Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The Company accounted for its investment in CoSine using the equity method of accounting. The CoSine investment was sold in 2009.

Stock Based Compensation

The Company accounts for stock options granted to employees as compensation expense which is recognized in exchange for the services received.  The compensation expense is based on the fair value of the equity instruments on the grant-date.

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

Income Taxes

Income  taxes currently payable or tax refunds receivable are recorded on a net basis and included in accrued liabilities on the consolidated balance sheets.    Deferred income taxes reflect the tax effect of NOLs, capital loss or tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting (GAAP) and income tax purposes, as determined under enacted tax laws and rates.  Valuation allowances are established if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Earnings Per Share

Basic earnings per share are based on the weighted average number of shares of Common Stock outstanding during each year.  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments are recorded as a separate component of accumulated other comprehensive income.

Fair Value Measurements

The Company adopted Accounting Standards Codification No. 820, “Fair Value Measurements” effective January 1, 2009.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e ,the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The fair value of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value due to the short-term maturities of these assets and liabilities.  Fair value of the Company’s long term debt approximates its carrying cost due to variable interest rates.

 The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets, the Company uses techniques including discounted expected future cash flows, a market approach, and/or appraisals (Level 3 inputs).

The derivative instruments that the Company purchases, specifically commodity futures and forwards contracts on precious metal, are valued at fair value.  The futures contracts are Level 1 measurements since they are traded on a commodity exchange.  The forward contracts are entered into with a counterparty, and are considered Level 2 measurements.

Legal Contingencies

 The Company provides for legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. The Company regularly monitors the progress of legal contingencies and revises the amounts recorded in the period in which a change in estimate occurs.

Advertising Costs

Advertising costs consist of sales promotion literature, samples, cost of trade shows, and general advertising costs, and are included in selling, general and administrative expenses on the consolidated statements of operations.  Advertising, promotion and trade show costs totaled approximately $3.3 million in 2009 and $4.0 million in 2008.

Reclassification

Certain amounts for prior years have been reclassified to conform to the current year presentation.  In particular, the assets, liabilities and losses of discontinued operations (see Note 4) have been reclassified into separate lines on the financial statements to segregate them from continuing operations.  On the consolidated statement of operations, certain significant items, such as pension credit and restructuring costs have been shown separately.  On the consolidated balance sheet, the current portion of pension and other benefit plan liabilities has been reclassified from long-term liabilities, and interest payable to related party has been shown on a separate line.

Note 3 – Recently Issued Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“the Codification” or “ASC”).  The Codification was effective for the Company’s third-quarter 2009 financial statements.  The Codification is the official single source of authoritative GAAP and all existing accounting standards have been superseded. All other accounting guidance not included in the Codification are considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Codification did not change GAAP and all references to authoritative accounting literature included herein have now been referenced in accordance with the Codification.

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

In March 2008, the FASB issued ASC No. 815-10, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815-10”), which changed the disclosure requirements for derivative instruments and hedging activities, but did not change the accounting for such instruments.  Therefore, the adoption of ASC 815-10 did not have an effect on the Company’s consolidated financial position and results of operations.  ASC 815-10 became effective in the first quarter of 2009.  See Note 10 “Derivative Instruments”.

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

Note 4 – Discontinued Operations

Indiana Tube Denmark

In 2008, the Company decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Denmark subsidiary (“ITD”), sell ITD’s assets, pay off ITD’s debt with cash generated by ITD, and repatriate the remaining cash. ITD had been part of the Company’s Tubing segment.  The decision to exit this market was made after evaluating current economic conditions and ITD’s capabilities, served markets, and competitors.  In conjunction with the decision to close ITD, the Company reviewed the recoverability of ITD’s long-lived assets in accordance with ASC No 360, “Accounting for Impairment or Disposal of Long-Lived Assets.”  A review of future cash flows, based on the expected closing date, indicated that cash flows would be insufficient to support the carrying value of certain machinery and equipment at ITD.  As a result of the Company’s review, a non-cash impairment charge of $0.5 million was recognized in 2008 to write down the individual components of long-lived assets to estimated fair value.

During 2009, ITD ceased operations and sold or disposed of its inventory and most of its equipment.  A gain on the sale of equipment of $1.7 million was recognized.  ITD has collected its receivables, and its only remaining asset is the ITD facility, which has been offered for sale. ITD repaid $4.6 million of its long-term debt during 2009.

Sumco, Inc.

In 2008, the Company also evaluated its Sumco subsidiary in light of ongoing operating losses and future prospects.  A non-cash asset impairment charge of $7.8 million was recognized in 2008 to write down the individual components of long-lived assets to estimated fair value.  Sumco provided electroplating services primarily to the automotive market, and had been part of the Precious Metal segment.  Sumco had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  The Company decided to exit this business. In June 2009, Sumco entered into an agreement with the collective bargaining agent representing its unionized workers which specified the conditions of termination of employment for its unionized employees.  Sumco also entered into an agreement with a company owned by two former employees (the “Management Company”) whereby the Management Company agreed to fulfill various remaining customer contracts of Sumco until the contracts’ expiration on December 31, 2009.   In return, Sumco paid the Management Company a management service fee and leased space to the Management Company for a nominal rent.  As part of the transactions, Sumco incurred severance costs of approximately $0.5 million.

On December 31, 2009, Sumco entered into a two-year lease of its manufacturing facility in Indianapolis, Indiana with the principals of the former Management Company (the “Tenant”).  As part of the lease, Sumco granted the Tenant an option to purchase Sumco’s manufacturing facility beginning on January 1, 2011, as well as granted the Tenant a right of first refusal to purchase the manufacturing facility by matching a bona fide offer of a third party.  In addition, Sumco sold various machinery, equipment, and inventory to the Tenant and has licensed the “Sumco” name to the Tenant during the lease term.

The following assets and liabilities of the discontinued operations, ITD and Sumco, have been segregated in the accompanying consolidated balance sheets as of December 31, 2009 and 2008.

(in thousands)
	December 31, 2009	December 31, 2008
Current Assets:
Trade accounts receivable	$1,441	$5,922
Inventory	118	4,710
Other current assets	122	249
	$1,681	$10,881

Long-term Assets:
Property, plant & equipment, net	$4,426	$7,479

Current Liabilities:
Note payable to bank	$-	$4,661
Other current liabilities	1,507	3,458
	$1,507	$8,119

The income (loss) from Discontinued Operations consists of the following:
	Years ended December 31,
(in thousands)	2009	2008

Net sales	$19,785	$44,773

Asset impairment charges	(1,149)	(8,291)

Operating income (loss)	(4,790)	(7,851)

Interest/other expense	(705)	(575)

Income tax benefit (expense)	106	(85)

Loss from discontinued operations, net	(5,389)	(8,511)

Gain (loss) on sale of assets, net of tax	1,798	(11)

Note 5 -Restructuring

In 2009 and 2008, the Company engaged in various cost improvement initiatives in order to positively impact productivity and profitability, including certain activities that management believes will result in a more efficient infrastructure that can be leveraged in the future. In connection with these activities, restructuring charges totaled $1.9 million in 2009 and $1.6 million in 2008.

Restructuring costs of $0.6 million were recorded in 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office. The Bairnco corporate office consolidation has been completed.

In April 2009, the Company announced the closure of a facility in New Hampshire which was part of the Precious Metal segment and the relocation of the functions to its facility in Milwaukee, Wisconsin.  Such relocation has been completed and the Company has offered the facility for sublease.  Restructuring costs of approximately $0.4 million were recorded in connection with this relocation, including an estimate of future net lease costs for the facility.  The lease expires in December 2014.

During the second quarter of 2009, the Company closed a leased facility in Dallas, Texas that was part of the Arlon Coated Materials segment, and will now service that business from its facility in San Antonio, Texas.  The Company incurred severance and relocation costs of approximately $0.3 million in connection with the shutdown of the Dallas facility.

EuroKasco S.A (“EuroKasco”), which is part of the Kasco segment of Bairnco, engaged in restructuring activities in 2009 principally due to weakness in its equipment business, and recorded $0.5 million of expense related mainly to workforce reduction.

The restructuring costs and activity in the restructuring reserve for the year ended December 31, 2009 consisted of:

	Reserve Balance December 31, 2008	Expense	Payments	Reserve Balance December 31, 2009
(in thousands)
Termination benefits	$-	$1,387	$(1,295)	$92
Rent expense	-	318	(152)	166
Other facility closure costs	-	191	(191)	-
	$-	$1,896	$(1,638)	$258

The restructuring charges of $1.6 million in 2008 represent move costs to consolidate two plants in San Antonio, Texas into one.  The costs were incurred by the Arlon Coated Materials segment.

Note 6 –Asset Impairment Charges

The Company recorded $3.0 million of asset impairment charges in 2009, as follows:

The Company owns certain real property that is not currently used in operations and is not being depreciated, principally former manufacturing plants.  Such real property is included in Other Non-Current Assets on the consolidated balance sheets.  In accordance with GAAP, the Company reviewed such properties for impairment and determined that certain properties should be written down to fair value.  In the fourth quarter of 2009, the Company recorded non-cash asset impairment charges of $1.0 million related to these properties.

In addition, in the second quarter of 2009, the Company recorded a  $0.9 million non-cash impairment charge related to certain manufacturing equipment located at one of its Tubing facilities.  The equipment had been utilized exclusively in connection with a discontinued product line, has no other viable use to the Company, and limited scrap value.

The Company also recorded a $1.1 million impairment charge related to an investment accounted for under the equity method.  The equity investment was sold by the Company during the third quarter of 2009 for cash proceeds of $3.1 million, and the amount of the impairment represents the difference between the carrying value of the investment and the selling price.

Note 7 – Pensions, Other Postretirement and Post-Employment Benefits

The Company maintains several qualified and non-qualified pension plans and other postretirement benefit plans covering substantially all of its employees.  The Company’s pension, health care benefit and significant defined contribution plans are discussed below.  The Company’s other defined contribution plans are not significant individually or in the aggregate.

Qualified Pension Plans

WHX Corporation sponsors a defined benefit pension plan, the WHX Pension Plan, covering many of WHX and H&H employees and certain employees of WHX’s former subsidiary, Wheeling-Pittsburgh Corporation, or WPC.  The WHX Pension Plan was established in May 1998 as a result of the merger of the former H&H plans, which covered substantially all H&H employees, and the WPC plan.  The WPC plan, covering most USWA-represented employees of WPC, was created pursuant to a collective bargaining agreement ratified on August 12, 1997.  Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan (“RSP”).  The assets of the RSP were merged into the WPC plan as of December 1, 1997.  Under the terms of the WHX Pension Plan, the benefit formula and provisions for the WPC and H&H participants continued as they were designed under each of the respective plans prior to the merger.

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

Bairnco Corporation had several pension plans (“Bairnco Plans”), which covered substantially all of its employees.  In 2006, Bairnco froze the Bairnco Corporation Retirement Plan and initiated employer contributions to its 401(k) plan.  On June 2, 2008, two Bairnco plans (Salaried and Kasco) were merged into the WHX Pension Plan. The remaining plan that has not been merged with the WHX Pension Plan covers certain employees at a facility located in Bear, Delaware (the “Bairnco Bear Plan”), and the pension benefits under the Bairnco Bear Plan were frozen during 2009.

Bairnco's Canadian subsidiary provides retirement benefits for its employees through a defined contribution plan.  In addition, the Company’s European subsidiaries provide retirement benefits for employees consistent with local practices.  The foreign plans are not significant in the aggregate and therefore are not included in the following disclosures.

Other Comprehensive Income for 2009 and 2008 includes:

	Defined Benefit Plans		Other Post-Retirement Benefit Plans
(in thousands)	2009	2008	2009	2008
Amortization of actuarial losses	$(13,215)	$(351)	$-	$(146)
Amortization of prior service credits (costs)	(63)	(63)	-	265
Net actuarial (gains) losses	(30,708)	127,081	768	171
One-time adjustment-charge (credit)	-	-	(169)	517

The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated Other Comprehensive Income (Loss) at December 31, 2009 that is expected to be recognized in net periodic benefit cost in 2010 is $8.6 million and $0.1 million, respectively, for defined benefit pension plans and $41,000 and -0-, respectively, for other post retirement benefit plans.

Pension benefits are based on years of service and the amount of compensation earned during the participants’ employment.  However, as noted above, the qualified pension benefits were frozen for most participants.

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP.  The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan.  The net defined benefit pension plan benefit is the  gross amount offset for the benefits payable from the RSP and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans.  Individual employee accounts established under the RSP are maintained until retirement.  Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP account balances will normally receive benefits from the WHX Pension Plan.  When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan.  Aggregate account balances held in trust in individual RSP Plan participants’ accounts totaled $28.7 million at December 31, 2009.  These assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan’s benefit obligation at December 31, 2009.

The measurement date for plan obligations is December 31.  The discount rate is the rate at which the plans’ obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized information regarding the significant qualified defined benefit pension plans of WHX Corporation and Bairnco is as follows:

WHX Pension Plan	2009	2008
(in thousands)
Components of net periodic benefit cost (credit):

Service cost	$295	$308
Interest cost	25,569	23,657
Expected return on plan assets	(25,089)	(31,885)
Amortization of prior service cost	63	63
Actuarial loss amortization	13,175	351
Total	$14,013	$(7,506)

Bairnco Plans	Bairnco Bear Plan		Other Bairnco Plans (a)
(in thousands)	2009	2008	2008
Components of net periodic benefit cost (credit):

Service cost	$84	$81	$-
Interest cost	140	128	2,635
Expected return on plan assets	(107)	(146)	(3,527)
Amortization of prior service cost	-	-	-
Recognized actuarial loss	40	-	-
Total	$157	$63	$(892)

(a) Two Bairnco plans were merged into the WHX Pension Plan effective June 2, 2008.

	2009			2008
	WHX	Bairnco		WHX	Bairnco	Other Bairnco Plans (a)
	Plan	Bear Plan	Total	Plan	Bear Plan		Total
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$445,088	$2,183	$447,271	$405,865	$1,982	$43,537	$451,384
Service cost	295	84	379	308	82	-	390
Interest cost	25,569	140	25,709	23,657	128	2,635	26,420
Actuarial loss	15,317	71	15,388	5,890	33	-	5,923
Benefits paid	(35,463)	(42)	(35,505)	(36,027)	(41)	(998)	(37,066)
Business Combinations	-	-	-	45,174	-	(45,174)	-
Transfers from RSP	1,227	-	1,227	221	-	-	221
Benefit obligation at December 31	$452,033	$2,436	$454,469	$445,088	$2,184	$-	$447,272

Change in plan assets:
Fair value of plan assets at January 1	$312,253	$1,269	$313,522	$391,470	$1,738	$42,723	$435,931
Business Combinations	-	-	-	41,725	-	(41,725)	-
Actual returns on plan assets	71,086	179	71,265	(85,135)	(428)	-	(85,563)
Benefits paid	(35,463)	(42)	(35,505)	(36,028)	(41)	(998)	(37,067)
Company contributions	1,808	143	1,951	-	-	-	-
Transfers from RSP	1,227	-	1,227	221	-	-	221
Fair value of plan assets at December 31	$350,911	$1,549	$352,460	$312,253	$1,269	$-	$313,522

Funded status	$(101,122)	$(887)	$(102,009)	$(132,835)	$(915)	$-	$(133,750)

The pre tax amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$126,207	$556	$126,763	$170,062	$597	$-	$170,659
Prior service cost	200	-	200	263	-	-	263
	$126,407	$556	$126,963	$170,325	$597	$-	$170,922

Accumulated benefit obligation (ABO) for qualified defined benefit pension plans :
ABO at January 1	$445,088	$2,183	$447,271	$405,865	$1,982	$43,535	$451,382
ABO at December 31	452,033	2,436	454,469	445,088	2,183	-	447,271

(a) Two Bairnco plans were merged into the WHX Pension Plan effective June 2, 2008.

The weighted average assumptions used in the valuations of pension benefits were as follows:

	WHX Plan		Bairnco Bear Plan
	2009	2008	2009	2008
Assumptions used to determine benefit obligations at December 31:
Discount rate	5.55%	6.00%	6.05%	6.15%
Rate of compensation increase	N/A	N/A	N/A	N/A

Assumptions used to determine net periodic benefit cost for the period ending December 31:
Discount rate	6.00%	6.05%	6.15%	6.35%
Expected return on assets	8.50%	8.50%	8.50%	8.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

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

The fair value of pension investments is defined by reference to one of the three following categories:  Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The valuation under this approach does not entail a significant degree of judgment (“Level 1”).

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability, (e.g., interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures (“Level 2”).

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date (“Level 3”).

The WHX Pension Plan’s assets at December 31, 2009, by asset category, are as follows:

WHX Pension Plan Assets	Assets (Liabilities) at Fair Value as of December 31, 2009
(in thousands)	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Defined benefit pension plan investment assets:	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$27,482	$946	$-	$28,428
Fixed income securities	8,625	26,201	123	34,949
Insurance contracts	-	10,084	-	10,084
Common trust funds (a)	-	106,134	-	106,134
Fund of funds (b)	-	32,804	27,469	60,273
	36,107	176,169	27,592	239,868
Futures contracts, net	(832)	(198)	-	(1,030)
Total	$35,275	$175,971	$27,592	$238,838
Cash and cash equivalents				114,985
Net payables				(2,912)
Total pension assets				$350,911

(a)  Common Trust Funds- Common trust funds are comprised of shares or units in commingled funds that are not publicly traded.  The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities, and commodity-related securities and are valued at their Net Asset Values (“NAVs”) that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

(b)  Fund of funds consist of fund-of-fund LLC or commingled fund structures. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities, and commodity-related securities. The LLCs are valued based on NAVs calculated by the fund and are not publicly available.  In most cases, the liquidity for the LLCs is quarterly with advance notice and is subject to liquidity of the underlying funds.  In some cases, there may be extended lock-up periods greater than 90 days or side-pockets for non-liquid assets.

The fair value measurements of the WHX Pension Plan assets using significant unobservable inputs (Level 3) changed during 2009 due to the following:

2009 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Balance	Purchases,			Balance
	beginning	Sales &	Transfers	Gains/	end
(in thousands)	of Year	Settlements	In/(Out)	(losses)	of Year

Fixed income securities	$-	$428	$-	$(305)	$123
Fund of funds	$1,377	$18,276	$(332)	$8,148	$27,469

The Bairnco Bear Pension Plan’s assets at December 31, 2009, by asset category, are as follows:

Bairnco Bear Pension Plan Assets	Assets (Liabilities) at Fair Value as of December 31, 2009
(in thousands)	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Defined benefit pension plan investment assets:	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$125	$4	$-	$129
Fixed income securities	39	119	1	159
Insurance contracts	-	-	-	-
Common trust funds	-	482	-	482
Fund of funds	-	149	125	274
	164	754	126	1,044
Futures contracts, net	(4)	(1)	-	(5)
Total	$160	$753	$126	$1,039
Cash and cash equivalents				523
Net payables				(13)
Total pension assets				$1,549

The fair value measurements of the Bairnco Bear Pension Plan assets using significant unobservable inputs (Level 3) changed during 2009 due to the following:

2009 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Balance	Purchases,			Balance
	beginning	Sales &	Transfers	Gains/	end
(in thousands)	of Year	Settlements	In/(Out)	(losses)	of Year

Fixed income securities	-	2	-	(1)	$1
Fund of funds	$6	$83	$(2)	$38	$125

Total qualified pension plan assets at December 31, 2009, by asset category, are as follows:

Total Pension Plan Assets	Assets (Liabilities) at Fair Value as of December 31, 2009
(in thousands)	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Defined benefit pension plan investment assets:	(Level 1)	(Level 2)	(Level 3)	Total
Equities	$27,607	$950	$-	$28,557
Fixed income securities	8,664	26,320	124	35,108
Insurance contracts	-	10,084	-	10,084
Common trust funds	-	106,616	-	106,616
Fund of funds	-	32,953	27,594	60,547
	36,271	176,923	27,718	240,912
Futures contracts, net	(835)	(200)	-	(1,035)
Total	$35,436	$176,723	$27,718	$239,877
Cash and cash equivalents				115,508
Net payables				(2,925)
Total pension assets				$352,460

The fair value measurements of total qualified plan assets using significant unobservable inputs (Level 3) changed during 2009 due to the following:

2009 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Balance	Purchases,			Balance
	beginning	Sales &	Transfers	Gains/	end
(in thousands)	of Year	Settlements	In/(Out)	(losses)	of Year

Fixed income securities	$-	$430	$-	$(306)	$124
Fund of funds	$1,383	$18,359	$(333)	$8,185	$27,594

The Company’s Pension Plans’ asset allocations at December 31, 2009 and 2008, by asset category, are as follows:

	WHX/Bairnco Bear Plans
	2009	2008
Asset Category
Cash and cash equivalents	32%	23%
Equity securities	8%	22%
Fixed income securities	10%	8%
Insurance contracts	3%	-
Common trust funds	30%	26%
Fund of funds	17%	21%
Total	100%	100%

The Common Trust Funds and the Funds of Funds (collectively, the “Funds”) or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments.  Such investments are valued by the Funds, underlying investment managers or the investment funds, at fair value, as described in their respective financial statements and offering memorandums. The Company utilizes these values in quantifying the value of the assets of its pension plans, which is then used in the determination of the unfunded pension liability on the balance sheet.  Because of the inherent uncertainty of valuation of some of the WHX Pension Plan’s investments in the Funds and some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available and are valued at their fair value as determined in good faith by the respective Funds, underlying investment managers, or the investment funds.

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. The Company’s funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.

The Company expects to have required minimum contributions for the WHX Pension Plan for 2010 and 2011 of $9.6 million and $21.0 million, respectively.   Required future contributions are based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

Benefit Payments

Estimated future benefit payments for the qualified defined benefit plans over the next ten years are as follows (in thousands):

Years	WHX Plan	Bairnco Bear Plan	Total
2010	$35,656	$54	$35,710
2011	35,375	60	35,435
2012	35,214	67	35,281
2013	34,996	75	35,071
2014	34,706	77	34,783
2015 - 2019	167,831	536	168,367

Non-Qualified Pension Plans

In addition to the aforementioned benefit plans, H&H has a non-qualified pension plan for certain current and retired employees.  Such plan adopted an amendment effective January 1, 2006, to freeze benefits under the plan.  In 2009, WHX decided to cashout any remaining participants in the plan in 2010.

The measurement date for plan obligations is December 31.

Summarized information regarding the non qualified defined benefit pension plan of H&H is as follows:

	2009	2008
Components of net periodic benefit cost:	(in thousands)

Service cost	$-	$-
Interest cost	11	12
Amortization of prior service cost	-	-
Amortization of actuarial gain (loss)	-	-
Total	$11	$12

	2009	2008
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$242	$201
Service cost	-	-
Interest cost	11	12
Actuarial (gain) loss	(27)	35
Benefits paid	(6)	(6)
Benefit obligation at December 31	$220	$242

Plan assets	$-	$-
Funded status	$(220)	$(242)

The pre tax amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$(13)	$14

Accumulated benefit obligation for defined benefit pension plans:
Accumulated benefit obligation at January 1	$242	$201
Accumulated benefit obligation at December 31	220	242

The weighted average assumptions used in the valuations of these pension benefits were as follows:

	2009	2008
Assumptions used to determine benefit obligations at December 31:
Discount rate	5.55%	6.00%
Rate of compensation increase	N/A	N/A

Assumptions used to determine net periodic benefit cost (credit) for the period ending December 31:
Discount rate	6.00%	6.05%
Rate of compensation increase	N/A	N/A

Contributions

The non-qualified plan is not funded.  Employer contributions are equal to annual benefit payments.

Benefit Payments

The Company estimates that its future benefit payments for the H&H non-qualified plan will be $0.2 million in 2010.

401(k) Plans

Certain H&H employees participate in an H&H sponsored savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis.  In 2008, H&H matched 50% of the first 3% of the employee’s contribution.  The charge to expense for the Company’s matching contribution amounted to $0.8 million in 2008.  In addition, in 2008, the Company accrued an additional contribution to the 401(k) Plan of $0.5 million due to the freezing of benefits under the pension plan.

Certain Bairnco employees participated in a Bairnco sponsored savings plan, which qualifies under Section 401(k) of the Internal Revenue Code.  In 2008, Bairnco contributed 1% of pay to each participant’s account (total amount of $0.3 million), plus Bairnco matched 50% of the first 4% of the employee’s contribution.  Employer matching contributions to this 401(k) plan were $0.6 million for 2008.

In January 2009, the Company suspended its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement. In January 2010, the matching contribution was reinstated, with a match of 50% of the first 6% of the employee’s contribution for both H&H and Bairnco employees, provided that employees had made an election to participate in the 401(k) savings plans on or before January 31, 2010.

 Other Postretirement Benefits

Certain current and retired employees of H&H are covered by postretirement medical benefit plans.  The benefits provided are for medical expenses and prescription drugs.  Contributions from a majority of the participants are required, and for those retirees and spouses, the Company’s payments are capped.

The measurement date for plan obligations is December 31.

At year-end 2008, benefits were discontinued under two of the Company’s post-retirement benefit plans.  The accounting impact of these events was recognized at year-end. The accumulated postretirement benefit obligation decreased by $3.2 million and there was a one-time curtailment gain of $3.7 million.

Summarized information regarding the postretirement medical benefit plans of H&H is as follows:

	2009	2008
Components of net periodic benefit cost:	(in thousands)
Service cost	$-	$13
Interest cost	179	366
Amortization of prior service cost (credit)	-	(265)
Amortization of actuarial loss	-	146
Charge due to plan redesign	-	(3,710)
Total	$179	$(3,450)

	2009	2008
Change in benefit obligation:	(in thousands)
Benefit obligation at January 1	$3,121	$6,411
Service cost	-	13
Interest cost	179	366
Actuarial loss	600	178
Participant contributions	52	97
Benefits paid	(238)	(769)
Curtailment/Settlement	-	(3,175)
Benefit obligation at December 31	$3,714	$3,121

Plan assets	$-	$-
Funded status	$(3,714)	$(3,121)

The pre tax amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$777	$178
Prior service cost (credit)	-	-
Total	$777	$178

The weighted average assumptions used in the valuations of these other postretirement benefits were as follows:

	2009	2008
Assumptions used to determine benefit obligations at December 31:
Discount rate	5.55%	6.00%
Health care cost trend rate - initial	8.00%	8.00%
Health care cost trend rate - ultimate	5.00%	5.00%
Year ultimate is reached	2016	2015

Assumptions used to determine net periodic benefit cost for the period
Discount rate	6.00%	6.05%
Health care cost trend rate - initial	8.00%	8.00%
Health care cost trend rate - ultimate	5.00%	5.00%
Year ultimate is reached	2015	2014

At December 31, 2009, the health care cost trend rate was 8% decreasing to an ultimate rate of 5% by the year 2016.  A one percentage point increase in healthcare cost trend rates in each year would increase the accumulated postretirement benefit obligation as of December 31, 2009 by $0.3 million and the aggregate of the service cost and interest cost components of 2009 annual expense by $0.  A one percentage point decrease in healthcare cost trend rates in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2009 by $0.3 million and the aggregate of the service cost and interest cost components of 2009 annual expense by $0.

Contributions

Employer contributions are expected to be $0.2 million for the 2010 plan year.

Benefit Payments

Expected benefit payments over the next ten years are as follows:

Year	Amount
(in thousands)
2010	$249
2011	265
2012	269
2013	272
2014	271
2015 - 2019	1,345

The Company has an Executive Post-Retirement Life Insurance Program that provides for life insurance benefits equal to three and one half times payroll, as defined for certain Company executives upon their retirement.  Under GAAP, the Company is required to recognize in its financial statements an annual cost and benefit obligation related to estimated future benefit payments to be made to its current and retired executives.  Funding for these obligations is made by the Company.

During 2009, the plan was terminated and all policies were either redeemed for cash value or transferred to participants.  This resulted in a reduction of the accumulated post-retirement benefit obligation of $1.3 million and a one-time settlement gain of $1.1 million.

Summarized information regarding the Executive Post-Retirement Life Insurance Program is as follows:

	2009	2008
Components of net periodic benefit cost:	(in thousands)
Service cost	$41	$64
Interest cost	69	75
Amortization of actuarial loss	-	-
Gains from settlements	(1,114)	(165)
Total	$(1,004)	$(26)

	2009	2008
Change in benefit obligation:	(in thousands)
Benefit obligation at January 1	$1,112	$1,184
Service cost	41	64
Interest cost	69	75
Settlement	(1,282)	-
Curtailment	-	(183)
Actuarial loss (gain)	169	(7)
Benefit payments	(109)	(21)
Benefit obligation at December 31	$-	$1,112

Plan assets	$-	$-
Funded status	$-	$(1,112)

The pre tax amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$-	$-

The weighted average assumptions used in the valuations of Executive Post-Retirement Life Insurance Program were as follows:

	2009	2008
Assumptions used to determine benefit obligations at December 31:
Discount rate	5.55%	6.00%

Assumptions used to determine net periodic benefit cost for the period ending December 31:
Discount rate	6.00%	6.05%
Rate of compensation increase	N/A	N/A

Contributions and Benefit Payments

Since the Executive Post-Retirement Life Insurance Program was terminated, there are no employer contributions or benefit payments expected to be made in the future.

Note 8 – Income Taxes

	2009	2008
	(in thousands)
Income (loss) before income taxes:
Domestic	$(19,734)	$10,842
Foreign	1,590	1,976
Total income (loss) before income taxes	$(18,144)	$12,818

The provision for (benefit from) income taxes for the two years ended December 31 is as follows:

		2009	2008
		(in thousands)
Income Taxes
Current
	Domestic	$260	$1,361
	Foreign	31	1,029
	Total income taxes, current	$291	$2,390
Deferred
	Domestic	$(811)	$(1,010)
	Foreign	26	(95)
	Total income taxes, deferred	$(785)	$(1,105)
Income tax provision (benefit)		$(494)	$1,285

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the Company’s consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

Deferred Income Tax Sources
	2009	2008
	(in thousands)
Current Deferred Tax Items:
Inventory	$2,791	$3,134
Environmental Costs	2,509	2,467
Accrued Expenses	2,672	2,217
Miscellaneous Other	968	1,134
Current deferred income tax asset before valuation allowance	8,940	8,952
Valuation allowance	(7,679)	(7,642)
Current deferred tax asset	$1,261	$1,310

Foreign	$(300)	$(151)
Current deferred tax liability	$(300)	$(151)

Non-Current Deferred Tax Items:
Postretirement and postemployment employee benefits	$1,243	$1,625
Net operating loss carryforwards	77,530	70,757
Capital loss carryforward	-	829
Additional minimum pension liability	39,394	53,981
Impairment of long-lived assets	4,029	3,146
California tax credits	411	186
Foreign tax credits	443	443
Minimum tax credit carryforwards	1,950	1,996
Miscellaneous Other	161	476
Non current deferred tax asset before valuation allowance	125,161	133,439
Valuation allowance	(106,131)	(114,250)
Non current deferred tax asset	19,030	19,189

Property plant and equipment	(12,604)	(12,119)
Intangible assets	(8,231)	(10,313)
Undistributed foreign earnings	(1,489)	(1,617)
Other-net	(1,135)	(553)
Non current deferred tax liability	(23,459)	(24,602)
Net non current deferred tax liability	$(4,429)	$(5,413)

GAAP requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to the Company’s recurring tax losses and only recent history of generating limited amounts of taxable income, a valuation allowance of $113.8 million has been established.  Included in deferred tax assets at December 31, 2009 are U.S. federal NOLs of $207.3 million ($72.6 million tax-effected), as well as certain foreign and state NOLs.  The U.S. federal NOLs expire between 2010 and 2027.  In 2009, NOLs of $3.2 million expired.  Management performs a periodic evaluation of deferred tax assets and will adjust the valuation allowance as circumstances warrant. Also, included in deferred income tax assets are tax credit carryforwards of $2.8 million. The net current deferred tax asset is expected to be realizable from the reversal of offsetting temporary differences.

Net income taxes payable totaled $1.4 million and $1.7 million as of December 31, 2009 and 2008, respectively.

Upon its emergence from bankruptcy on July 29, 2005, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code, which imposes annual limitations on the utilization of net operating carryforwards post ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations.  Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, the Company’s U.S. federal NOLs of $207.3 million as of December 31, 2009 include a reduction of $31.0 million ($10.8 million tax-effect).

As of December 31, 2009, the Company has a deferred income tax liability relating to $3.9 million of undistributed earnings of foreign subsidiaries.  In addition, there were approximately $9.5 million of undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested, and thus, no deferred income taxes have been provided on these earnings.

Total federal, state and foreign income taxes paid in 2009 and 2008 were $2.5 million and $4.2 million, respectively.

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)

Income (loss) from continuing operations before income tax	$(18,144)	$12,818
Tax provision (benefit) at statutory rate	$(6,350)	$4,541
Increase (decrease) in tax due to:
Foreign dividend income	454	2,485
Incentive stock options granted	74	174
State income tax, net of federal effect	193	712
Increase (decrease) in valuation allowance	5,406	(7,205)
Increase (decrease) in liability for uncertain tax positions	409	(830)
Change in estimated deferred state tax rate	(455)	-
Expiration of net operating loss carryforward	1,110	1,026
Net effect of foreign tax rate and tax holidays	(2,295)	182
Other, net	960	200
Tax provision (benefit)	$(494)	$1,285

GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  At both December 31, 2009 and 2008, the Company had $2.1 million of unrecognized tax benefits, respectively, all of which would affect the Company’s effective tax rate if recognized.  The change in the amount of unrecognized tax benefits in 2009 and 2008 was as follows:

	Years Ended December 31,
(in thousands)	2009	2008

Beginning balance	$2,127	$3,082
Additions for tax positions related to current year	263	510
Additions due to interest accrued	91	119
Tax positions of prior years:
Increase in liabilities, net	539	-
Payments	(425)	-
Due to settlement of audit examinations	-	(986)
Due to lapsed statutes of limitations	(484)	(598)
Ending balance	$2,111	$2,127

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of both December 31, 2009 and 2008, approximately $0.4 million of interest related to uncertain tax positions was accrued. No penalties were accrued.  It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $0.2 million during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions.  For federal income tax purposes, the statute of limitations for audit by the IRS is open for years 2006 through 2009. In addition, NOLs generated in prior years are subject to examination and potential adjustment by the IRS upon their utilization in future years’ tax returns.

Note 9 – Inventories

	December 31,
	2009	2008

Finished products	$25,723	$33,591
In-process	10,587	13,404
Raw materials	18,922	22,441
Precious metal inventory in various stages of completion	6,542	2,247
	61,774	71,683
LIFO reserve	(1,652)	(1,123)
	$60,122	$70,560

Precious Metal Inventory

In order to produce certain of its products, the Company purchases, maintains and utilizes precious metal inventory. H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  Accordingly, the Company recognizes realized and unrealized gains and losses on the derivative instruments related to precious metal.  Such realized and unrealized gains and losses are recorded in current period earnings as other income or expense in the Company’s consolidated statement of operations. Realized and unrealized losses related to derivatives in 2009 and 2008 were $0.8 million and $1.4 million, respectively.  In addition, the Company records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO value cost by $1.7 million and $1.1 million at December 31, 2009 and December 31, 2008, respectively.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (customer metal) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  In 2007, a subsidiary of H&H received 500,000 troy ounces of silver from a single customer under an unallocated pool account agreement, which was in excess of orders placed by the customer.  This agreement was cancelable by the customer upon six months notice.  Because H&H had excess customer metal to use in its production processes, this replaced the need to purchase its own inventory. During 2008, the Company’s precious metal inventory continued to decline, primarily from higher utilization of customer metal in its production processes, as well as a companywide emphasis on Lean Manufacturing and inventory management.  Accordingly, the Company experienced a liquidation of its precious metal inventory that is accounted for under the LIFO method.  Operating income for 2008 included a $3.9 million credit to cost of goods sold from the liquidation of precious metal inventories valued at LIFO.  In 2009, the customer who had transferred 500,000 ounces of silver to H&H in 2007 requested its inventory be returned and the Company incurred a non-recurring cash expenditure of $7.4 million to replace such silver inventory.  There was a reduction in the quantity of H&H’s inventory of gold, resulting in a credit to cost of goods sold of $0.6 million from the liquidation of the gold inventory valued at LIFO.  As of December 31, 2009, H&H held customer metal in the following quantities:  271,805 ounces of silver, 1,430 ounces of gold, and 1,391 ounces of palladium.

Supplemental inventory information:	December 31,
	2009	2008
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$4,890	$1,124

Market value per ounce:
Silver	$16.83	$11.30
Gold	$1,095.78	$883.00
Palladium	$402.00	$185.00

Note 10 – Derivative Instruments

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As of December 31, 2009, the Company had entered into forward and future contracts for gold with a total value of $1.2 million and for silver with a total value of $4.8 million.

The forward contracts, in the amount of $7.2 million, were made with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

In 2008 and during part of 2009, the Company also economically hedged its exposure on variable interest rate debt denominated in foreign currencies at one of its foreign subsidiaries. There is no credit risk on this derivative instrument as of December 31, 2009, as it was settled earlier in 2009.

As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in these commodity or foreign exchange markets could negatively impact H&H’s costs.  The twelve month periods ended December 31, 2009 and 2008 include net losses of $0.8 million and $1.4 million, respectively, on derivative instruments.

As of December 31, 2009, the Company had the following outstanding forward or future contracts with settlement dates ranging from January 2010 to March 2010.

Commodity	Amount

Silver	285,000	ounces
Gold	1,100	ounces

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

(in thousands)
		December 31,	December 31,
Derivative	Balance Sheet Location	2009	2008

Commodity contracts	Other current assets/(liabilities)	$(54)	$355
Interest rate swap	Accrued liabilities	-	(199)
Total derivatives not designated as hedging instruments		(54)	156

Total derivatives		$(54)	$156

Effect of Derivative Instruments on the Consolidated Statements of Operations

(in thousands)		Years Ended December 31,
		2009	2008
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Loss on Derivatives	$(777)	$(1,355)
Interest rate swap	Interest expense	(317)	(240)
Total derivatives not designated as hedging instruments		$(1,094)	$(1,595)

Total derivatives		$(1,094)	$(1,595)

Note 11 – Property, Plant & Equipment

	December 31,
	2009	2008
	(in thousands)

Land	$8,949	$9,222
Buildings, machinery and equipment	163,303	157,498
Construction in progress	2,385	1,653
	174,637	168,373
Accumulated depreciation and amortization	87,668	73,344
	$86,969	$95,029

Depreciation expense for the years 2009 and 2008 was $14.9 million and $16.3 million, respectively.

Note 12 – Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2008 and 2009 were as follows:

Segment	Balance at January 1, 2008	Acquisitions/Other	Impairment	Balance at December 31, 2008	Accumulated Impairment Losses
(in thousands)
Precious Metal	$1,005	$501	$-	$1,506	$-
Tubing	1,895	-	-	1,895	-
Engineered Materials	51,232	-	-	51,232	-
Arlon Electronic Materials	10,185	253	-	10,438	-
Total	$64,317	$754	$-	$65,071	$-

Segment	Balance at December 31, 2008	Acquisitions/Adjustments	Impairment	Balance at December 31, 2009	Accumulated Impairment Losses
Precious Metal	$1,506	$15	$-	$1,521	$-
Tubing	1,895	-	-	1,895	-
Engineered Materials	51,232	-	-	51,232	-
Arlon Electronic Materials	10,438	-	(1,140)	9,298	(1,140)
Total	$65,071	$15	$(1,140)	$63,946	$(1,140)

The Company conducted the required annual goodwill impairment reviews in 2009 and 2008, and computed updated valuations for each reporting unit using a discounted cash flow approach and market approach, as described in Note 2 “Summary of Accounting Policies”.  As of June 30, 2009, the Company had conducted an interim goodwill impairment review of its Silicone Technology Division (“STD”) reporting unit principally because  of continuing adverse business conditions for STD, which resulted in a decline in the estimated future cash flows of STD.  Based on the results of these reviews, the Company recorded a goodwill impairment charge of $1.1 million in the third quarter of 2009.  The Silicone Technology Division is part of the Arlon Electronic Materials segment. There was no goodwill impairment in 2008.

Other intangible assets as of December 31, 2009 and 2008 consisted of:

(in thousands)
	December 31, 2009			December 31, 2008			Weighted
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Average Amortization Life
							(in years)

Products and customer relationships	$34,082	$(6,040)	$28,042	$34,082	$(3,931)	$30,151	16.3
Trademark/Brand name	3,958	(763)	3,195	3,958	(359)	3,599	16.4
Patents and patent applications	2,474	(721)	1,753	2,361	(571)	1,790	14.1
Non-compete agreements	756	(361)	395	756	(248)	508	4.4
Other	1,548	(898)	650	1,548	(631)	917	8
Total	$42,818	$(8,783)	$34,035	$42,705	$(5,740)	$36,965

Amortization expense in both 2009 and 2008 totaled $3.0 million. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Products and		Patents and
	Customer		Patent	Non-Compete
	Relationships	Trademarks	Applications	Agreements	Other	Total
(in thousands)

2010	$2,168	$292	$214	$174	$190	$3,038
2011	2,168	292	214	174	190	3,038
2012	2,168	292	214	47	190	2,911
2013	2,168	292	214		80	2,754
2014	2,168	292	214			2,674
Thereafter	17,202	1,735	683			19,620
	$28,042	$3,195	$1,753	$395	$650	$34,035

As of December 31, 2009, approximately $3.2 million of goodwill related to prior acquisitions made by Bairnco is expected to be amortizable for income tax purposes.

Note 13 – Debt

Long-term debt at December 31, 2009 and 2008 was as follows:

	Years Ended December 31,
(in thousands)	2009	2008

Long-term Debt to Non Related Party:
H&H Wachovia Facility term loans	$43,216	$54,670
Other H&H debt-domestic	7,436	7,580
Bairnco Wells Fargo Facility term loan	3,624	6,466
Bairnco Ableco Facility term loan	42,000	45,000
Bairnco foreign loan facilities	4,774	4,753
Total debt to non related party	101,050	118,469
Less portion due within one year	5,944	8,295
Long-term debt to non related party	95,106	110,174

Long-term Debt to Related Party:
H&H Term B Loan	44,098	44,098
Bairnco Subordinated Debt Credit Agreement	10,000	10,000
Long-term debt to related party	54,098	54,098

Total long-term debt	$149,204	$164,272

Long term debt as of December 31, 2009 matures in each of the next five years as follows:

Long-term Debt Maturity
(in thousands)	Total	2010	2011	2012	2013	Thereafter
Long-term debt to non-related party	$101,050	$5,944	$48,356	$46,750	$-	$-
Long term debt to related party	54,098	-	44,098	-	10,000	-
Total Debt	$155,148	$5,944	$92,454	$46,750	$10,000	$-

Credit Facilities

The following are the terms and conditions of the Company’s various credit facilities as of December 31, 2009, and therefore reflect all amendments to such agreements made prior to that date.

Handy & Harman

H&H’s financing agreements include its Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), as agent (the “Wachovia Facilities”), which provide for revolving credit and term loan facilities, and its Loan and Security Agreement with Steel Partners II Liquidating Series Trust (Series E), (the “SP II Series E Trust”), as successor-in-interest to SP II (the “Term B Loan”).

The Wachovia Facilities provide for maximum borrowings of $115 million, consisting of a revolving credit facility of up to $75 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable and inventory, and reduced by the amount of certain term and supplemental term loans outstanding to Wachovia. In addition, the Wachovia Facilities also include term loans funded by Ableco ($33.0 million as of December 31, 2009). The term loans are collateralized by eligible machinery and equipment and real estate. The revolving credit facility and the term and supplemental loans payable under the Wachovia Facilities bear interest at LIBOR, which shall at no time be less than 1.00%, plus applicable margins of between 2.75% and 3.75%, or the U.S. Base rate (Prime rate, which shall at no time be less than 3.00%) plus 1.00% to 2.00%. The applicable margin for the revolving credit facility and the term loans payable under the Wachovia Facilities is dependent on H&H’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement. The term loans payable to Ableco bear interest at LIBOR, which shall at no time be less than 3.25%, plus an applicable margin of 11.75%, or the U.S. Base rate (Prime rate, which shall at no time be less than 5.00%) plus 10.00%. Borrowings under the Wachovia Facilities are collateralized by first priority security interests in and liens upon all present and future stock and assets of H&H and its subsidiaries, including all contract rights, deposit accounts, investment property, inventory, equipment, real property, and all products and proceeds thereof.  Principal payments for the term loans under the Wachovia Facilities are due in monthly installments of $0.3 million. The Wachovia Facilities contain affirmative, negative, and financial covenants  (including minimum EBITDA, maximum Senior Leverage Ratio, and limited Capital Expenditures, as such terms are defined therein), and cash distributions that can be made to WHX are restricted. The Company was in compliance with the applicable covenants at December 31, 2009.  The Wachovia Facilities mature on June 30, 2011.

The Term B Loan also matures on June 30, 2011.  H&H was indebted to SP II under the Term B Loan until July 15, 2009, when SP II assigned its interest in the Term B Loan to SP II Series E Trust.  The Term B Loan provides for annual payments based on 40% of excess cash flow as defined in the agreement (no principal payments are currently payable).  Interest accrues monthly at the Prime Rate plus 14%, and at no time shall the Prime Rate (as that term is defined in the agreement) be below 4.0%. Pursuant to the terms of a subordination agreement between Steel and the participants in the Wachovia Facilities, H&H’s interest payable to Steel is accrued but not paid.  The Term B Loan has a second priority security interest in and lien on all assets of H&H, subject to the prior lien of the Wachovia Facilities and H&H’s $17 million guaranty and security interest for the benefit of Ableco as agent of the Bairnco indebtedness. In addition, H&H has pledged a portion of all outstanding stock of Indiana Tube Danmark A/S, a Danish corporation, and Protechno, S.A., a French corporation, both of which are indirect wholly-owned subsidiaries of H&H. The Term B Loan contains affirmative, negative, and financial covenants (including minimum EBITDA, maximum Senior Leverage Ratio, and limited Capital Expenditures, as such terms are defined therein), and cash distributions that can be made to WHX are restricted. The Company was in compliance with the applicable covenants at December 31, 2009. The Term B Loan also contains cross-default provisions with the Wachovia Facilities.

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

Other Handy & Harman Debt

On January 24, 2006, H&H’s wholly-owned subsidiary, OMG, Inc., entered into an $8.0 million five-year loan and security agreement with Sovereign Bank.  The loan is collateralized by a mortgage on OMG, Inc.’s real property.  Principal is payable monthly in installments of $12,000.  The loan bears interest at a variable rate equal to Libor plus 1.55% (2.55% as of December 31, 2009).

Bairnco

Bairnco’s financing agreements include its Credit Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent thereunder ( the “Wells Fargo Facility”), which provides for revolving credit and term loan facilities, the Ableco Facility and its Loan and Security Agreement with Steel Partners II Liquidating Series Trust (Series A), (the “SP II Series A Trust”), as successor-in-interest to SP II (the “Subordinated Debt Credit Agreement”), both of which are also term loan facilities.

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

The Ableco Facility provides for a term loan facility of $48.0 million.  Borrowings under the Ableco Facility bear interest, in the case of base rate loans, at 6.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate, and, in the case of LIBOR rate loans, at 9.00 % above the LIBOR rate. Obligations under the Ableco Facility are guaranteed by Bairnco and certain of its subsidiaries, and secured by a second priority lien on all of their assets. The Ableco Facility is also collateralized by a limited guaranty by H&H of up to $17 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  Principal payments for the term loans under the Ableco Facility are due on the maturity date, which is July 17, 2012.

The Wells Fargo Facility and the Ableco Facility contain affirmative, negative, and financial covenants (including minimum EBITDA, maximum Leverage Ratio, minimum Fixed Charge Coverage Ratio, and limited Capital Expenditures, as such terms are defined therein). The Company was in compliance with the applicable covenants at December 31, 2009.

The Subordinated Debt Credit Agreement provides for a term loan facility.  Bairnco was indebted to SP II under the Subordinated Debt Credit Agreement until July 15, 2009, when SP II assigned its interest in the Subordinated Debt Credit Agreement to SP II Series A Trust.  The original principal of approximately $31.8 million was reduced to $10.0 million with proceeds from WHX’s Rights Offering.  All borrowings under the Subordinated Debt Credit Agreement bear interest at 9.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate. Principal, interest and all fees payable under the Subordinated Debt Credit Agreement are due and payable on the scheduled maturity date, January 17, 2013. Obligations under the Subordinated Debt Credit Agreement are guaranteed by Bairnco and certain of its subsidiaries, and collateralized by a subordinated priority lien on their assets.  The Subordinated Debt Credit Agreement contains customary representations, warranties, affirmative and negative covenants, events of default and indemnification provisions.

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

Approximately $4.5 million of irrevocable standby letters of credit were outstanding under the Wells Fargo Facility as of December 31, 2009, which are not reflected in the accompanying consolidated financial statements. $1.5 million of the letters of credit guarantee various insurance activities and $3.0 million represents letters of credit securing borrowings for one of the China foreign loan facility. These letters of credit mature at various dates and have automatic renewal provisions subject to prior notice of cancellation.

The China foreign loan facility reflects borrowing by Bairnco’s Chinese facilities through two banks. Approximately $2.8 million of such borrowings are secured by US dollar denominated letters of credit, and $2.0 million by a mortgage on one of Bairnco’s Chinese facilities. Interest rates on amounts borrowed under the China foreign loan facilities averaged 2.9% at December 31, 2009.

Interest Cost

Cash interest paid in 2009 was $12.6 million.  Cash interest paid in 2008 was $54.6 million, including $9.3 million of “pay in kind” interest and $28.1 million of interest that had accrued to SP II through the date of the Rights Offering and was paid with proceeds from the Rights Offering.  The Company has not capitalized any interest costs in 2009 or 2008.

As of December 31, 2009, the revolving and term loans under the Wachovia Facilities bore interest at rates ranging from 3.75% to 15.0%; and the Term B Loan bore interest at 18.0%.  The Wells Fargo Facility bore interest at rates ranging from 2.61% to 4.5% as of December 31, 2009, and the Ableco Facility bore interest at 9.29%.  The Subordinated Debt Credit Agreement bore interest at 12.75% as of December 31, 2009.  Weighted average interest rates for the years ended December 31, 2009 and 2008 were 10.85% and 9.88%, respectively.

Note 14 – Earnings Per Share

The computation of basic earnings or loss per common share is based upon the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company has potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements (See Note 16-Stock-Based Compensation).

On November 24, 2008, the Company effected a reverse split of its outstanding common stock by a ratio of 1-for-10.  The earnings per share calculations below and on the Consolidated Statements of Operations reflect the reduction in the number of shares outstanding on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2008.

No common share equivalents were dilutive in 2009 because the Company reported a net loss and therefore, any outstanding stock options would have had an anti-dilutive effect. No common share equivalents were dilutive in 2008 since the exercise price of the Company’s warrants (prior to expiration) and its stock options and other stock-based incentive compensation arrangements was in excess of the average market price of the Company’s common stock.  As of December 31, 2009, stock options for an aggregate of 60,500 shares of common stock are excluded from the calculation of net loss per share.

A reconciliation of the income and shares used in the earnings (loss) per share computations follows:
	Years Ended December 31,
	2009	2008
	(in thousands, except per share)

Basic and Diluted calculations:

Income (loss) from continuing operations, net of tax	$(17,650)	$11,533
Weighted average number of common shares outstanding	12,179	4,001
Income (loss) from continuing operations, net of tax per common share	$(1.45)	$2.88

Discontinued operations	$(3,591)	$(8,522)
Weighted average number of common shares outstanding	12,179	4,001
Discontinued operations per common share	$(0.29)	$(2.13)

Net income (loss)	$(21,241)	$3,011
Weighted average number of common shares outstanding	12,179	4,001
Net income (loss) per common share	$(1.74)	$0.75

Note 15 – Stockholders’ (Deficit) Equity

Rights Offering

On September 25, 2008, the Company completed the Rights Offering to its existing stockholders.  The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SP II, the Company’s largest stockholder at that time, subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to SP II of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.  After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008.

Authorized and Outstanding Shares

On January 31, 2008, WHX’s stockholders approved a proposal to set the Company’s authorized capital stock at a total of 100,000,000 shares, consisting of 95,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.  On September 16, 2008, WHX’s stockholders approved a proposal to further increase the Company’s authorized capital stock to a total of 185,000,000 shares, consisting of 180,000,000 shares of common stock and 5,000,000 shares of Preferred Stock.  On November 24, 2008, the Company effected the Reverse Stock Split, by a ratio of 1-for-10.  To enhance comparability, unless otherwise noted, all references to the Company’s common stock and per share amounts have been adjusted on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2008.

Of the authorized shares, no shares of Preferred Stock have been issued, and 12,178,565 shares of Common Stock were issued and outstanding as of December 31, 2009 and 2008, respectively.

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

Warrants

As part of the Plan of Reorganization of WHX upon emergence from bankruptcy on July 29, 2005, in exchange for the extinguishment and cancellation of their stock, the Series A preferred stockholders and Series B preferred stockholders (at that time) received their pro rata share of 800,000 shares of the new common stock of the reorganized WHX and their pro rata share of 752,688 warrants to purchase common stock of the reorganized company, exercisable at $11.20 per share.  The warrants were valued at $1.3 million using the Black-Scholes valuation method at $1.71 per warrant.  The warrants expired February 28, 2008.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) balances as of December 31, 2009 and 2008 were comprised as follows:

	2009	2008
	(in thousands)
Net actuarial losses and prior service costs and credits (net of tax)	$(122,465)	$(165,851)
Foreign currency translation adjustment	4,063	2,513
Valuation of marketable equity securities	-	(164)
	$(118,402)	$(163,502)

Note 16 – Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the employee’s requisite service (vesting) period.  All of the share amounts and stock option prices in this note reflect the Reverse Stock Split as if it had been effective on January 1, 2008.

At the Company’s Annual Meeting of Shareholders on June 21, 2007, the Company’s shareholders approved a proposal to adopt WHX Corporation’s 2007 Plan, and reserved 80,000 shares of common stock under the 2007 Plan. The 2007 Plan permits options to be granted up to a maximum contractual term of 10 years.  On July 6, 2007, stock options for an aggregate of 62,000 shares of common stock were granted under the 2007 Plan to employees and to two outside directors of the Company, at an exercise price of $90.00 per share.  The options are exercisable in installments as follows: half of the options granted were exercisable immediately, one-quarter of the options granted became exercisable on July 6, 2008 and the balance of the options became exercisable on July 6, 2009. The options will expire on July 6, 2015.  In 2008, the Company granted options for an aggregate of 18,000 shares to four employees at an exercise price of $90.00 per share. The weighted average fair value of the options granted in 2008 was $10.79 per share.  The options are exercisable in installments as follows: one-third of the options granted were exercisable immediately, one-quarter of the options granted became exercisable one year from the date of grant, and the balance of the options become exercisable two years from the date of grant.  The options will expire in 2016.  The Company’s policy is to use shares of unissued common stock upon exercise of stock options.

The Company estimated the fair value of the stock options granted in accordance with GAAP using a Black-Scholes option-pricing model.  The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on historical volatilities of WHX’s post-bankruptcy common stock. The expected dividend yield is based on historical information and management’s plan.

Assumptions	2008
Risk-free interest rate	2.62%-3.22%
Expected dividend yield	0.00%
Expected life (in years)	4.5 years
Volatility	68.4% - 80.9%
Forfeiture rate	3.0%

The Company has recorded $0.3 million and $0.6 million of non-cash stock-based compensation expense related to its stock options in 2009 and 2008, respectively.

Activity related to the Company’s 2007 Plan was as follows:

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000)

Outstanding at December 31, 2008	64	$90.00	6.90	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(4)	$90.00	-	-
Outstanding at December 31, 2009	60	$90.00	6.30	-
Of the outstanding options at December 31, 2009:				-
Exercisable at December 31, 2009	54	$90.00	6.09	-
Exercisable plus expected to vest in the future	60	$90.00	6.30	-

Nonvested Options	Shares (000's)	Fair Value

Nonvested at December 31, 2008	23	$37.80
Granted	-	-
Vested	(13)	$35.71
Forfeited	(4)	$37.80
Nonvested at December 31, 2009	6	$10.79

As of December 31, 2009 there was approximately $10,000 of unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2007 Plan. That cost is expected to be recognized over a weighted-average period of 0.1 years. The total fair value of shares vested in 2009 and 2008 was $0.5 million and $0.6 million, respectively.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for two members of the Board of Directors who are related parties to the Company. These arrangements provide, among other things, for each to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company’s stock price and $90.00 per share.  The bonus is payable immediately upon the sending of a notice by either board member, respectively.  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under GAAP, the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.1 million of non-cash income related to these incentive arrangements in both 2009 and 2008.

Note 17 – Commitments and Contingencies

Operating Lease Commitments:

The Company leases certain facilities under non-cancelable operating lease arrangements.  Rent expense for the Company in 2009 and 2008 was $8.0 million and $8.2 million, respectively.  Future minimum operating lease and rental commitments under non-cancelable operating leases are as follows (in thousands):

Year	Amount

2010	$6,019
2011	5,472
2012	4,281
2013	2,302
2014	1,229
Thereafter	6,359
$25,662

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco and part of its Arlon Electronic Materials segment, (i) sold land and a building located in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year operating lease with two 5-year renewal options.  The annual lease payments are $570,000, and are subject to a maximum increase of 5% per annum.  The lease expires in 2023. Such amounts are included in the operating lease commitment table above.  Bairnco has agreed to guarantee the payment and performance of Arlon Inc. under the lease. To account for the sale leaseback, the property was removed from the books, but the recognition of a $1.8 million gain on the sale of the property was deferred and will be recognized ratably over the 15 year lease term as a reduction of lease expense.  Approximately $1.6 million and $1.7 million of such deferred gain was included in Other Long-term Liabilities on the consolidated balance sheets as of December 31, 2009 and 2008, respectively.

Legal Matters:

Paul E. Dixon & Dennis C. Kelly v. Handy & Harman

Paul Dixon and Dennis Kelly, two former officers of H&H (the “Claimants”) filed a Statement of Claim with the American Arbitration Association (the “Arbitration”) on or about January 3, 2006.  The Claimants were employees of H&H until September 2005 when their employment was terminated by H&H.  Their arbitration claims included seeking payments allegedly due under employment contracts and allegedly arising from their terminations, and seeking recovery of benefits under what they allege was the H&H Supplemental Executive Retirement Plan (“H&H SERP”).

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

In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans (the “Defendants”) in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.   On April 22, 2009, the Defendants filed a motion for summary judgment seeking dismissal of the case. In an Opinion filed February 11, 2010, the district court granted Defendants’ motion for summary judgment, dismissed with prejudice plaintiff’s claims under the H&H SERP and dismissed without prejudice plaintiff’s state law breach of contract claim.  The district court also denied plaintiff’s cross motion for summary judgment.  On February 25, 2010, plaintiff filed a notice of appeal with the United States Circuit Court of Appeals for the Second Circuit to appeal the dismissal of the plaintiff’s claims related to the H&H SERP.  Plaintiff also retains the right to file a breach of contract case in state court for damages allegedly arising out of his termination.  The Defendants intend to vigorously litigate the appeal and any state court lawsuit should Mr. Kelly elect to file a new lawsuit.   There can be no assurance that the Defendants will be successful in defending against Mr. Kelly’s state court claims should they be filed, or that the Defendants will not have any liability on account of Mr. Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Arista Development LLC V. Handy & Harman Electronic Materials Corporation (“HHEM”)

In 2004, HHEM, a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts (the “MA Property”).  Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts.  The plaintiff alleges that HHEM is liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  The court entered a preliminary injunction enjoining HHEM from conveying the property to anyone other than the plaintiff during the pendency of the case.  Discovery on liability and damages has been stayed while the parties are actively engaged in settlement discussions. Since discovery is not completed, it cannot be known at this time whether it is foreseeable or probable that plaintiff would prevail in the litigation or whether HHEM would have any liability to the plaintiff.

Electroplating Technologies, Ltd. v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contended that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential ETL information.  ETL sought damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  On May 8, 2009, after a ten day trial, the jury found that Sumco had not misappropriated ETL’s trade secrets.  However, the jury found that Sumco had breached a contractual obligation owed to ETL and as compensation for that breach of contract, awarded ETL the sum of $250,000.  Following the jury verdict, the court denied ETL’s equitable requests for an injunction and for an accounting.  On May 18, 2009, Sumco filed a motion with the court for judgment notwithstanding the verdict to set aside the damage award.  On May 28, 2009, ETL filed a motion with the court seeking (i) a new trial and (ii) a modified verdict in the amount of $2,250,000. In an order docketed September 25, 2009, the court denied ETL’s motion for a new trial and to increase the jury’s verdict.  The court then granted Sumco’s motion for a judgment notwithstanding the verdict and overturned the jury’s May 2009 award of $250,000 against Sumco for breach of contract.  ETL filed a notice of appeal of the court’s decision on October 16, 2009.  Each of ETL and Sumco have filed briefs with the appellate court.  The Company expects the appellate court to hear oral argument on the appeal during the summer of 2010 and to render its decision by the end of 2010.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

World Properties, Inc. et. al. v. Arlon, Inc.

In December 2008, World Properties, Inc. and Rogers Corporation (collectively, “Rogers”) filed a lawsuit against Arlon, Inc. (“Arlon”), a subsidiary of Bairnco, in the United States District Court for the District of Connecticut.  The lawsuit alleged that Rogers is the exclusive licensee under U.S. Patent No. 5,552,210 (the “210 Patent”) and that Arlon’s TC600 circuit board infringed that patent.  In the complaint, Rogers demanded that Arlon cease the manufacture, sale and distribution of its TC600 circuit board and that the district court award unspecified damages to compensate Rogers for the alleged infringement.  On January 14, 2009, Arlon moved to dismiss the lawsuit, based upon a covenant not to sue contained in an asset purchase agreement between Rogers and Arlon, dated January 30, 1996 (the “APA”), that Arlon contends covers the TC600 and the 210 Patent.  Arlon also requested that the district court stay discovery on Rogers’ patent infringement claim pending resolution of the motion to dismiss.  On February 13, 2009, the district court: (i) agreed to a stay of discovery on the patent infringement claim; (ii) directed the parties to conduct expedited discovery on the issue of the applicability of the covenant not to sue in the APA to the TC600 and the 210 Patent; and (iii) denied the motion to dismiss without prejudice.   On June 24, 2009, plaintiffs filed a motion to amend its complaint in order to assert that a second Arlon product (AD 1000) infringed a second Rogers patent, U.S. Patent No. 5,384,181 (the “181 Patent”).   Arlon subsequently filed its opposition to plaintiffs’ motion to amend its complaint.  On June 30, 2009, Arlon filed a motion for summary judgment seeking to dismiss the lawsuit based upon the APA.  In an order issued October 9, 2009, the district court granted Arlon’s motion for summary judgment and dismissed all of Rogers’ affirmative patent infringement claims.  The parties are currently in settlement discussions regarding the remaining claim in the case, which is Arlon’s affirmative claim for contractual indemnification for Rogers’ breach of a covenant not to sue Arlon.

Environmental Matters

H&H has been working with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007, although H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is required, there will be monitoring of the Sold Parcel site for several years.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s Soil Action Remediation Action Report, dated December 28, 2007 as amended by an addendum letter dated July 15, 2008, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.3 million.  H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and in January 2010, net of attorney’s fees, H&H received $1.034 million as the final settlement of H&H’s claim for additional insurance coverage relating to the Sold Parcel. The $1.034 million settlement is included in the “Income from Proceeds of Insurance Claims” line on the 2009 Consolidated Statement of Operations, and is included in the “Trade and Other Receivables” line on the Consolidated Balance Sheet as of December 31, 2009.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and is continuing the process of evaluating various options for its remediation of the Adjacent Parcel.  Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time,  accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H.

HHEM entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM and H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of December 31, 2009, over and above the $1.0 million, total investigation and remediation costs of $1,353,970 and $451,658 have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.  Additionally, HHEM indirectly is currently being reimbursed through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP, and there is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM.

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

H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) to work cooperatively regarding remediation of the Superfund site.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  On December 9, 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered, after no comments were received during the thirty-day comment period on January 27, 2009.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of  $182,053 relating to the “true-up” of monies previously expended for remediation and a payment of $308,380 for H&H’s share of the early action items for the remediation project. In addition, on March 11, 2009, WHX executed a financial guaranty of H&H’s obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the site, under the direction of the Department of Energy (“DOE”), has begun but is not expected to be completed until the Fall of 2011 at the earliest, and it may be delayed even further due to inadequate funding in the federal program financing the DOE work.   Additional financial contributions will be required by the PRP Group when it starts its work upon completion of the DOE’s radiological remediation work.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H.

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

As discussed above, H&H and Bairnco and/or their subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco and/or their subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.  The Company had approximately $6.7 million accrued related to estimated environmental remediation costs as of December 31, 2009.   Based upon information currently available, including prior capital expenditures, anticipated capital expenditures, and information available on pending judicial and administrative proceedings, H&H and Bairnco and/or their subsidiaries do not expect their respective environmental compliance costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on them, but there can be no such assurances that the resolution of these matters will not have a material adverse effect on the financial positions, results of operations and cash flows of H&H and Bairnco and/or their subsidiaries.  The Company anticipates that H&H and Bairnco and/or their subsidiaries will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco and/or their subsidiaries will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco and/or their subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including WHX, for payment of such liabilities.

On July 31, 2009, H&H reached a settlement agreement with an insurer for reimbursement of remediation and legal expense for five sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.  The insurer agreed to pay H&H $3,000,000 for past indemnity expense and $150,000 for past defense costs.  Such insurance proceeds were received on August 10, 2009, and $3,000,000 was included in the “Income from proceeds of insurance claims” line on the consolidated statement of operations in the third quarter.

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

Pension Plan Contingency Arising from the WPC Group Bankruptcy

In July 2003, the Company entered into an agreement among the Pension Benefit Guaranty Corporation (“PBGC”), certain of its former subsidiaries (“WPC” and “WPSC”), and the United Steelworkers of America, AFL-CIO-CLC (“USWA”), in settlement of matters relating to the Termination Litigation, in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, WHX agreed, among other things, (i) to certain administrative facts and legal conclusions about the WHX Pension Plan, as well as certain ongoing agreements, as set forth in the settlement agreement, and (ii)  that WHX will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  The WPC Group was a wholly-owned subsidiary of WHX until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.

Note 18 – Related Party Transactions

SP II is the direct owner of 4,774,591 shares of the Company’s common stock, representing approximately 39.2% of the outstanding shares.  Steel Partners Holdings L.P. (“SPH”), formerly known as WebFinancial L.P., is the sole limited partner of SP II.  Steel Partners Holdings GP LLC (the “General Partner”) is SPH’s General Partner.  SPH is the sole member of the General Partner.  Steel Partners LLC (“Steel Partners”) is the manager of SPH and SP II.  Warren G. Lichtenstein, the manager of Steel Partners and Chairman of the board of directors of the General Partner, is the Chairman of the Board of the Company.

On September 8, 2005, H&H completed the assignment of its approximately $70.6 million Term B Loan from Canpartners, to SP II, as agent and lender. Substantially all of the terms and conditions of the Term B Loan continued without amendment. H&H was indebted to SP II under the Term B Loan until July 15, 2009, when SP II assigned its interest in the Term B Loan to the SP II Series E Trust.   As of December 31, 2009, $44.1 million of loan principal and $11.8 million of accrued interest was owed to the SP II Series E Trust.  Interest is not expected to be paid in cash pursuant to the terms of a Subordination Agreement between Steel and Wachovia.

During 2007, in connection with the Bairnco Acquisition, SP II entered into the Subordinated Loan Agreement with WHX and the Subordinated Debt Credit Agreement with Bairnco.  (See Note 13).  On September 29, 2008, WHX repaid all indebtedness and accrued interest under the Subordinated Loan Agreement, using proceeds from the Rights Offering. On July 15, 2009, SP II assigned its interest in the Subordinated Debt Credit Agreement to the SP II Series A Trust.  As of December 31, 2009, $10.0 million of loan principal and $1.6 million of accrued interest was owed to the SP II Series A Trust.

 Mr. Glen Kassan, a Managing Director and operating partner of Steel Partners, was appointed Chief Executive Officer of WHX on October 7, 2005.  In 2006, the Compensation Committee approved a salary of $600,000 per annum for Mr. Kassan.  In 2008, in addition to his salary, the Compensation Committee of the Board of Directors approved the grant of a cash bonus to Mr. Kassan in the amount of $100,000.

Effective March 26, 2010, a special committee of the Board of Directors, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate Services, LLC (“SP”) in the amount of $950,000 for services performed in 2009.  SP is an affiliate of Steel Partners and is controlled by the Chairman of the Board of the Company, Warren G. Lichtenstein.  This fee was the only consideration paid for the services of the Chairman of the Board, Warren G. Lichtenstein, the Vice Chairman and Chief Executive Officer, Glen M. Kassan, the director and Vice President, John J. Quicke, and the directors Jack L. Howard and John H. McNamara, Jr., as well as other assistance from Steel Partners.  The $600,000 salary of Glen Kassan, the Company’s Chief Executive Officer, which had been deferred from 2009 (net of the 5% company-wide salary  reduction) will not be separately paid. The services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of the Company.  The Company is in discussions with SP regarding a management and services agreement for 2010.

During 2009, the Company provided certain accounting services to SPH, and continues to provide certain accounting services on an ongoing basis.  The Company billed SPH $91,000 on account of services provided in  2009.

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

CS’s investment in CoSine was accounted for under the equity method and was included in other non-current assets on the consolidated balance sheet.  Although CS owned 18.8% of the outstanding common stock of CoSine, the Company accounted for CoSine under the equity method because a related party (SP II) owned an additional percentage of the outstanding common stock and as a result of the combined ownership percentage, indirectly had the ability to exercise control.  In the second quarter of 2009, the Company recorded a $1.2 million non-cash impairment charge in connection with its equity investment in CoSine.  The amount of the impairment represented the difference between the carrying value of the investment and its fair value.  On July 31, 2009, CS sold its equity investment in CoSine to SP II for cash proceeds of $3.1 million.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for Mr. Kassan and Mr. Lichtenstein. These arrangements provide, among other things, for each to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company’s stock price and $90.00, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to reflect the Reverse Stock Split.  The bonus is payable immediately upon the sending of a notice by either Mr. Kassan or Mr. Lichtenstein, respectively  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under GAAP, the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.1 million of non-cash income related to these incentive arrangements in both 2009 and 2008.

On September 25, 2008, WHX completed the Rights Offering.  The Company sold 11,178,459 shares of common stock to existing stockholders through the exercise of rights at a subscription price of $14.00 per share, for an aggregate purchase price of approximately $156.5 million.  SP II subscribed for 8,630,910 shares of the Company’s common stock, for an aggregate purchase price of approximately $120.8 million, pursuant to its basic and applicable oversubscription privileges.  After giving effect to the Rights Offering, SP II owned 75% of the outstanding shares of common stock of the Company, but has since reduced its owned shares.  The Company used the proceeds of the Rights Offering to (i) redeem preferred stock issued by a wholly-owned subsidiary of the Company, which was held by SP II, plus accumulated dividends, together totaling $6.0 million, (ii) repay Company indebtedness to SP II of $18.9 million, and (iii) repay $117.6 million of indebtedness and accrued interest of certain wholly-owned subsidiaries of the Company to SP II.   After such payments, $14.0 million remained with the Company as cash, of which $13.2 million was used to repay additional debt of the Company on October 29, 2008.

Note 19 – Other Income (Expense)

	Years Ended December 31,
	2009	2008
	(in thousands)
Equity income (loss) from affiliated companies	$(46)	$28
Foreign currency transaction gain (loss)	183	(1,296)
Other, net	3	6
	$140	$(1,262)

Note 20 – Reportable Segments

WHX Corporation, the parent company, manages a group of businesses on a decentralized basis.  WHX owns H&H, a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  WHX also owns Bairnco, another diversified holding company that manages business units in three reportable segments: Arlon EM segment, Arlon CM segment, and Kasco Replacement Products and Services.  The business units of H&H and Bairnco principally operate in North America.  The Company’s six reportable segments are as follows:

(1)
Precious Metal segment activities include the fabrication of precious metal and their alloys into brazing alloys. H&H’s brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints.  H&H offers these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum, and tin.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction, and general industrial, where dissimilar material and metal-joining applications are required.  H&H’s operating income from precious metal products is principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value,” which includes the cost of base metals, labor, overhead, financing and profit.

(2)
Tubing segment manufactures a wide variety of steel tubing products.  The Stainless Steel Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow this Group to serve the petrochemical infrastructure and shipbuilding markets. The Stainless Steel Tubing Group also manufactures products for use in the medical, semiconductor fabrication, aerospace and instrumentation industries.  The Specialty Tubing Group manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the refrigeration, automotive, and HVAC industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products and assemblies for these industries.

(3)
Engineered Materials segment manufactures and supplies products to the construction and building industries. H&H manufactures fasteners and fastening systems for the U.S. commercial flat roofing industry.  Products are sold to building and roofing material wholesalers. The products are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in the construction and remodeling of homes, decking and landscaping.  H&H also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, H&H manufactures electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

(4)
Arlon EM segment designs, manufactures, markets and sells high performance laminate materials and silicone rubber products utilized in the military/aerospace, wireless communications, transportation, energy generation, oil drilling, general industrial, and semiconductor markets.  Among the products included in the Arlon EM segment are high technology laminates and bonding materials used in the manufacture of printed circuit boards and silicone rubber products such as electrically insulating tapes and thermally conductive materials.

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

The following table presents information about reportable segments for the years ended December 31, 2009 and 2008.

Statement of operations data:	Twelve Months Ended
(in thousands)	December 31,
	2009	2008

Net Sales:
Precious Metal	$85,972	$129,431
Tubing	75,198	100,961
Engineered Materials	191,709	246,815
Arlon Electronic Materials	60,145	64,207
Arlon Coated Materials	60,329	72,395
Kasco	61,067	67,203
Total net sales	$534,420	$681,012

Segment operating income (loss)
Precious Metal	5,490	17,335
Tubing	4,746	9,581
Engineered Materials	16,903	22,553
Arlon Electronic Materials	4,338	6,243
Arlon Coated Materials	(643)	(1,199)
Kasco	2,846	3,786
Total	$33,680	$58,299

Unallocated corporate expenses & non operating units	(13,542)	(21,957)
Income from proceeds of insurance claims, net	4,035	3,399
Unallocated pension credit (expense)	(14,013)	8,335
Corporate restructuring costs	(636)	-
Income from benefit plan curtailment	-	3,875
Asset impairment charge	(1,158)	-
Loss on disposal of assets	(98)	(212)
Income from continuing operations	$8,268	$51,739

Interest expense	(25,775)	(36,304)
Realized and unrealized loss on derivatives	(777)	(1,355)
Other income (expense)	140	(1,262)
Income (loss) from continuing operations before income taxes	$(18,144)	$12,818

(a)  Segment operating income for the Precious Metal segment for 2009 includes restructuring charges of $0.4 million relating to the closure of a facility in New Hampshire. The results for the Precious Metal segment for 2009 and 2008 also include gains of $0.6 million and $3.9 million, respectively, resulting from the liquidation of precious metal inventory valued at LIFO cost.
(b)  Segment operating income for the Tubing segment for 2009 includes non-cash asset impairment charges of $0.9 million to write-down to fair value certain equipment formerly used in the manufacture of a discontinued product line.
(c)  Segment operating results for the Arlon EM segment for 2009 include a $1.1 million goodwill impairment charge recorded to adjust the carrying value of one of the Arlon EM segment’s reporting units to its estimated fair value.
(d)  Segment operating results for the Arlon CM segment for 2009 include $0.3 million of restructuring costs, respectively, related to the closure and relocation of an operation in Dallas, Texas.  In the segment operating results for 2008, $1.6 million of move costs were incurred to consolidate two plants in San Antonio, Texas into one.  In addition to the direct move costs, the 2008 results were negatively impacted by a plant shutdown and related operating inefficiencies during the move.
(e)  Segment operating income for the Kasco segment for 2009 includes $0.5 million of costs related to restructuring activities incurred by one of its European operations and $0.2 million asset impairment charge associated with certain real property located in Atlanta Georgia.

	2009	2008
Capital Expenditures	(in thousands)

Precious Metal	$629	$3,188
Tubing	2,525	1,061
Engineered Materials	2,083	3,057
Arlon Electronic Materials	819	1,180
Arlon Coated Materials	492	1,676
Kasco	945	1,908
Corporate and other	211	41
	$7,704	$12,111

	2009	2008
	(in thousands)
Depreciation and amortization expense

Precious Metal	$1,635	$1,428
Tubing	3,056	3,236
Engineered Materials	4,858	4,705
Arlon Electronic Materials	3,971	4,539
Arlon Coated Materials	864	1,156
Kasco	2,734	2,859
Corporate and other	870	1,361
	$17,988	$19,284

	December 31,
	2009	2008
Total Assets	(in thousands)

Precious Metal	$40,582	$37,211
Tubing	36,291	45,758
Engineered Materials	127,105	140,063
Arlon Electronic Materials	65,583	69,718
Arlon Coated Materials	26,850	27,839
Kasco	31,330	36,342
Corporate and other	19,993	26,950
Discontinued operations	6,107	18,360
	$353,841	$402,241

The following table presents revenue and long lived asset information by geographic area as of and for the years ended December 31. Long-lived assets in 2009 and 2008 consist of property, plant and equipment, plus approximately $7.8 million and $8.4 million, respectively, of land and buildings from previously operating businesses, and other non-operating assets that are carried at the lower of cost or fair value and are included in other non-current assets on the consolidated balance sheets.

Geographic Information
	Revenue		Long-Lived Assets
	2009	2008	2009	2008
	(in thousands)		(in thousands)

United States	$484,376	$617,786	$85,607	$98,876
Foreign	50,044	63,226	13,934	14,869

	$534,420	$681,012	$99,541	$113,745

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Neither revenue nor long-lived assets from any single foreign country was material to the consolidated revenues of the Company.

There were no customers which accounted for more than 5% of consolidated net sales in 2009 and 2008.  In 2009 and 2008, the 15 largest customers accounted for approximately 25% and 22% of consolidated net sales, respectively.

Item 9A(T).      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2009 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2009 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.           Other Information

Effective March 26, 2010, a special committee of the Board of Directors, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate Services, LLC (“SP”) in the amount of $950,000 for services performed in 2009.  SP is an affiliate of Steel Partners and is controlled by the Chairman of the Board of the Company, Warren G. Lichtenstein.  This fee was the only consideration paid for the services of the Chairman of the Board, Warren G. Lichtenstein, the director and Chief Executive Officer, Glen M. Kassan, the director and Vice President, John J. Quicke, and the directors Jack L. Howard and John H. McNamara, Jr., as well as other assistance from Steel Partners.  The $600,000 salary of Glen Kassan, the Company’s Chief Executive Officer, which had been deferred from 2009 (net of the 5% company-wide salary reduction) will not be separately paid. The services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of the Company.  The Company is in discussions with SP regarding a management and services agreement for 2010.

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

*3	.1	Amended and Restated Certificate of Incorporation of WHX, as most recently amended on November 24, 2008.
*3	.2	Amended and Restated By Laws of WHX, as most recently amended on November 24, 2008.
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

4.23
Amendment No. 22 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated March 12, 2009 (incorporated by reference to Exhibit 4.23 to the Company’s Form 10-K filed March 31, 2009).

4.24
Amendment No. 23 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated May 8, 2009 (incorporated by reference to Exhibit 4.55 to the Company’s Form 10-K filed May 15, 2009).

4.25
Amendment No. 24 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed August 27, 2009).

4.26
Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Ableco Finance LLC, dated March 31, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed April 14, 2004).

4.27
Loan and Security Agreement Amendment by and among Handy & Harman, certain of its affiliates and Canpartners Investments IV, LLC, dated as of October 29, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed November 15, 2004).

4.28
Amendment No. 2 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Canpartners Investments IV, LLC, dated as of December 29, 2004 (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K filed December 27, 2006).

4.29
Amendment No. 3 and Waiver to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of December 29, 2005 (incorporated by reference to Exhibit 4.16 to the Company’s Form 10-K filed December 27, 2006).

4.30
Consent and Amendment No. 4 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of January 24, 2006 (incorporated by reference to Exhibit 4.17 to the Company’s Form 10-K filed December 27, 2006).

4.31
Amendment No. 5 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of March 31, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed April 6, 2006).

4.32
Amendment No. 6 to the Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of July 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed July 24, 2006).

4.33
Amendment No. 7 to the Loan and Security Agreement by and Among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Carpenters Investments IV, LLC, dated as of October 30, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed November 3, 2006).

4.34
Amendment No. 8 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated December 28, 2006 (incorporated by reference to Exhibit 99.1.5 to the Company’s Form 8-K filed January 4, 2007).

4.35
Amendment No. 9 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated December 28, 2006 (incorporated by reference to Exhibit 99.1.6 to the Company’s Form 8-K filed January 4, 2007).

4.36
Amendment No. 10 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated March 29, 2007 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed March 30, 2007).

4.37
Amendment No. 11 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated July 20, 2007 (incorporated by reference to Exhibit 4.29 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.38
Amendment No. 12 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated September 10, 2007 (incorporated by reference to Exhibit 4.30 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.39
Amendment No. 13 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated November 5, 2007 (incorporated by reference to Exhibit 4.35 to the Company’s Form 10-K filed March 31, 2008).

4.40
Amendment No. 14 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated February 14, 2008 (incorporated by reference to Exhibit 4.36 to the Company’s Form 10-K filed March 31, 2008).

4.41
Amendment No. 15 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated February 14, 2008 (incorporated by reference to Exhibit 4.37 to the Company’s Form 10-K filed March 31, 2008).

4.42
Amendment No. 16 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of October 29, 2008 (incorporated by reference to Exhibit 4.55 to the Company’s Form 10-Q, filed November 7, 2008).

4.43
Amendment No. 17 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of March 12, 2009(incorporated by reference to Exhibit 4.41 to the Company’s Form 10-K, filed March 31, 2009).

4.44
Amendment No. 18 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of May 8, 2009 (incorporated by reference to Exhibit 4.55 to the Company’s Form 10-K filed May 15, 2009).

4.45
Consent and Amendment No. 19 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of July 31, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2009).

4.46
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

4.47
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

4.48
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

4.49
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

4.50
Amendment No. 4 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated March 12, 2009(incorporated by reference to Exhibit 4.46 to the Company’s Form 10-K, filed March 31, 2009).

4.51
Amendment No. 5 to the Credit Agreement and Consent by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated as of August 18, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed August 27, 2009).

4.52
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

4.53
Amendment No. 1 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated February 14, 2008 (incorporated by reference to Exhibit 4.46 to the Company’s Form 10-K filed March 31, 2008).

4.54
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

4.55
Amendment No. 3 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of October 29, 2008 (incorporated by reference to Exhibit 4.53 to the Company’s Form 10-Q, filed November 7, 2008).

4.56
Amendment No. 4 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of March 12, 2009(incorporated by reference to Exhibit 4.51 to the Company’s Form 10-K, filed March 31, 2009).

4.57
Amendment No. 5 and Consent to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of August 18, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed August 27, 2009).

4.58
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

4.59
First Amendment to Amended and Restated Credit Agreement, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Steel Partners II, L.P. as lender, dated as of March 12, 2009(incorporated by reference to Exhibit 4.53 to the Company’s Form 10-K, filed March 31, 2009).

4.60
Second Amendment and Consent to Amended and Restated Credit Agreement, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Steel Partners II, L.P. as lender, dated as of August 18, 2009 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed August 27, 2009).

4.61
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

10.2		Supplemental Executive Retirement Plan (as Amended and Restated as of January 1, 1998) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed December 27, 2006).
10.3
Agreement by and among the Pension Benefit Guaranty Corporation, WHX Corporation, Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and the United Steel Workers of America, AFL-CIO-CLC, dated as of July 31, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed December 27, 2006).

10.4		2008 Bonus Plan of the Company ( incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K, filed March 31, 2009).
10.5		Amendment to 2008 Bonus Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K, filed March 31, 2009).
*10	.6	2009 Bonus Plan of the Company.
10.7		2007 Incentive Stock Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed May 25, 2007).
10.8
Settlement Agreement by and among WHX Corporation, Handy & Harman, and Pension Benefit Guaranty Corporation dated December 28, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed January 4, 2007).

10.9
Asset Purchase Agreement by and among Illinois Tool Works Inc., ITW Canada, OMG Roofing, Inc., and OMG, Inc., dated December 28, 2006 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 9, 2007).

10.10
Employment Agreement by and among WHX Corporation, Handy & Harman, and James McCabe dated as of February 1, 2007 (incorporated by reference to exhibit 10.14 to the Company’s Form 10-K filed May 21, 2007).

10.11
Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K, filed March 31, 2009).

10.12
Second Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 4, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K, filed March 31, 2009).

10.13		Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 28, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed March 31, 2009).
10.14
Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 1, 2009 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K, filed March 31, 2009).

10.15
Second Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 4, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K, filed March 31, 2009).

10.16		Employment Agreement by and among WHX Corporation and Peter T. Gelfman, dated as of April 7, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed May 15, 2008).
10.17
Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 1, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K, filed March 31, 2009).

10.18
Second Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 4, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K, filed March 31, 2009).

10.19		Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Glen Kassan (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K, filed March 31, 2009).
10.20
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Glen Kassan (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K, filed March 31, 2009).

10.21		Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Warren G. Lichtenstein (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed March 31, 2009).
10.22
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Warren G. Lichtenstein (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K, filed March 31, 2009).

21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed March 31, 2009).
*23	.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.
*24	.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).
*31	.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - filed herewith.

(b)           Financial Statements and Schedules:

1.           Schedule I – Audited Financial Statements of WHX Corporation (Parent Only).   See pages F-1 to F-7.

2.           Schedule II – Valuation and Qualifying Accounts and Reserves.  See Page F-8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2010.

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

By:	/s/ Warren G. Lichtenstein	March 30, 2010
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Glen M. Kassan	March 30, 2010
	Glen M. Kassan, Director and Chief Executive	Date
Officer (Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 30, 2010
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ John H. McNamara, Jr.	March 30, 2010
	John H. McNamara, Jr., Director	Date

By:	/s/ John J. Quicke	March 30, 2010
	John J. Quicke, Director	Date

By:	/s/ Louis Klein, Jr.	March 30, 2010
	Louis Klein, Jr., Director	Date

By:	/s/ Jack L. Howard	March 30, 2010
	Jack L. Howard, Director	Date

By:	/s/ Robert Frankfurt	March 30, 2010
	Robert Frankfurt, Director	Date

By:	/s/ Garen W. Smith	March 30, 2010
	Garen W. Smith, Director	Date

Schedule I

WHX CORPORATION (PARENT ONLY)
Statements of Operations
	Years ended December 31,
	2009	2008
	(in thousands)

Cost and expenses:
Pension (expense) credit	$(14,013)	$7,506
Administrative and general expense	(3,238)	(5,846)
Subtotal	(17,251)	1,660

Interest expense - H&H subordinated notes	(1,508)	(1,124)
Interest income-Bairnco loan	145	-
Interest on long-term debt - related party	-	(2,108)
Interest income	-	10
Equity in after tax earnings (losses) of subsidiaries	(2,893)	3,816
Other income - net	-	757
Income (loss) before taxes	(21,507)	3,011
Tax (provision) benefit	266	-
Net income (loss)	$(21,241)	$3,011

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
Balance Sheets	December 31,
	2009	2008
ASSETS	(in thousands)

Current assets:
Cash and cash equivalents	$3,258	$4,725
Other current assets	110	110
Total current assets	3,368	4,835

Notes receivable from Bairnco	3,145	-
Investment in and advances to subsidiaries - net	111,332	116,827
	$117,845	$121,662
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$56	$720
Current portion of pension liability	9,600	1,800
Accrued expenses	1,372	2,096
Total current liabilities	11,028	4,616

Accrued interest - Handy & Harman	3,184	1,676
Notes payable to Handy & Harman	29,908	25,600
Accrued pension liability	91,522	131,677
	135,642	163,569
Commitments and contingencies

Stockholders' Deficit:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 12,179 shares	122	122
Accumulated other comprehensive loss	(118,402)	(163,502)
Additional paid-in capital	552,834	552,583
Accumulated deficit	(452,351)	(431,110)
Total stockholders' deficit	(17,797)	(41,907)
	$117,845	$121,662

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

WHX CORPORATION (PARENT ONLY)
Statements of Cash Flows	Years ended December 31,
	2009	2008
	(in thousands)

Cash Flows From Operating Activities

Net income (loss)	$(21,241)	$3,011
Non cash income and expenses
Payment in kind interest expense - H&H	1,508	1,125
Payment in kind interest income - Bairnco	(145)	-
Equity in loss (income) of subsidiaries	2,893	(3,816)
Non cash stock-based compensation	183	553
Decrease/(increase) in working capital elements
Advances from subsidiaries	28	4,323
Pension payments-WHX plan	(1,807)	-
Pension expense (credit)	14,013	(7,506)
Other current assets and liabilities	(1,321)	906

Net cash used in operating activities	(5,889)	(1,404)

Cash Flows from Investing Activities
Dividends from (investments in) subsidiaries	3,114	(136,843)

Net cash provided by/(used in) investing activities	3,114	(136,843)

Cash Flows from Financing Activities
Notes payable - Handy & Harman	4,308	3,600
Notes receivable - Bairnco	(3,000)	-
Long term debt - related party	-	(16,779)
Proceeds from rights offering	-	155,561
Net cash provided by financing activities	1,308	142,382

Increase/(decrease) in cash and cash equivalents	(1,467)	4,135

Cash and cash equivalents at beginning of period	4,725	590

Cash and cash equivalents at end of period	$3,258	$4,725

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

NOTES TO WHX PARENT ONLY FINANCIAL STATEMENTS

Note 1 – Background

Basis of Presentation:

The WHX Corporation (Parent Only) (“WHX”) financial statements include the accounts of all subsidiary companies accounted for under the equity method of accounting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  These WHX parent only financial statements are prepared on the same basis of accounting as the WHX consolidated financial statements, except that the WHX subsidiaries are accounted for under the equity method of accounting.  For a complete description of the accounting policies and other required GAAP disclosures, refer to the Company’s audited consolidated financial statements for the year ended December 31, 2009 contained in Item 8 of this Form 10-K (the “consolidated financial statements”).

WHX, the parent company, manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials. WHX also owns Bairnco Corporation (“Bairnco”), another diversified holding company that manages business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services.  The business units of H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, is referred to herein as the “Company”.

On November 24, 2008, the Company consummated a 1-for-10 reverse split of its outstanding common stock (the “Reverse Stock Split”).  Pursuant to the Reverse Stock Split, every ten (10) shares of common stock issued and outstanding at the time the split was effected were changed and reclassified into one (1) share of common stock immediately following the Reverse Stock Split.  The Reverse Stock Split affected all shares of common stock, stock options and rights of the Company outstanding at the effective time of the Reverse Stock Split.  The Reverse Stock Split did not change the proportionate equity interests of the Company’s stockholders, nor were the respective voting rights and other rights of stockholders altered, except due to immaterial differences because fractional shares were not issued and the number of shares of a holder was rounded up.  To enhance comparability, unless otherwise noted, all references to the Company’s common stock and per share amounts have been adjusted on a retroactive basis as if the Reverse Stock Split had occurred on January 1, 2008.

Management’s Plans and Liquidity:

WHX Corporation, the parent company

WHX, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiaries, H&H and Bairnco, and other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million (see below for a description of this loan provision), $9.5 million of which has been distributed. The remaining $2.5 million is not permitted to be loaned to WHX before March 31, 2010.  H&H’s credit facilities are collateralized by a first priority lien on all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are collateralized by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

In recent years, the Company experienced liquidity issues.  On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

WHX’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  See Other Obligations-Pension Plan below.

As of December 31, 2009, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $3.3 million and current liabilities of approximately $11.0 million.  Such current liabilities include $9.6 million of estimated required contributions to the WHX Pension Plan, which WHX is permitted to borrow from H&H pursuant to H&H’s credit agreements.

On July 31, 2009, WHX CS Corp. (“CS”), one of these unrestricted subsidiaries of WHX, sold its equity investment in CoSine to SP II for cash proceeds of $3.1 million.  CS had accounted for this investment using the equity method of accounting.   In the second quarter of 2009, CS recorded an impairment charge of $1.1 million in connection with this investment.  The amount of the impairment represented the difference between the carrying value of the investment and the selling price. Upon the sale of the shares, CS issued a $3.1 million dividend to WHX, and a subordinated secured loan of $3.0 million was made by WHX to Bairnco in connection with Bairnco’s partial repayment of their Ableco Facility.

Management expects that WHX will be able to fund its operations in the ordinary course over at least the next twelve months.  However, because WHX is a holding company that principally conducts operations through its subsidiaries, it relies on the borrowings it is permitted to make from its subsidiaries under the subsidiaries’ credit agreements, in addition to its own cash flow, to meet its financial obligations, Failure by one of those subsidiaries to generate sufficient cash flow and meet the requirements of their respective credit facilities could have a material adverse effect on WHX’s business, financial condition and results of operations.

Other Obligations

Pension Plan

On December 20, 2006, the Internal Revenue Service (“IRS”) granted a conditional waiver of the minimum funding requirements for the WHX Pension Plan for the 2005 plan year in accordance with section 412 (d) of the Internal Revenue Code and section 303 of ERISA, which had not been paid by the Company due to liquidity issues.  On December 28, 2006, WHX, H&H, and the PBGC entered into a settlement agreement (the “PBGC Settlement Agreement”) in connection with the conditional waiver granted by the IRS of the minimum funding requirement for the 2005 plan year (the “IRS Waiver”) and certain other matters.  Payments made during 2006 and 2007 were $13.1 million and $21.6 million, respectively.  On September 12, 2007, the Company made a payment to the WHX Pension Plan of $13.0 million, which exceeded the minimum required contributions under ERISA.  As a result of such accelerated contribution, there was no required minimum contribution to the WHX Pension Plan in 2008, and the Company believes that the full amount of the IRS Waiver has been repaid. The Company must meet the minimum funding requirement for the WHX Pension Plan for the plan year ending December 31, 2010 without applying for a waiver of such requirement.

The decline of stock prices starting in 2008 across a significant cross-section of the United States stock market and continued capital markets weakness have significantly contributed to an unfunded pension liability of the WHX Pension Plan which totaled  $101.1 million as of December 31, 2009 and $132.8 million as of December 31, 2008.  The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $21.0 million, respectively.   Required future contributions are based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

On February 28, 2008, the Company adopted an amendment to the WHX Pension Plan allowing certain WPSC(a former subsidiary) participants to elect to receive, between March 1, 2008 and December 31, 2008, a single lump sum payment in lieu of all benefits otherwise payable under the WHX Pension Plan. The election was made available to more than 2,300 participants of the WHX Pension Plan, and was elected by almost 1,900 participants.  As a result, approximately $125 million was distributed.  There was no material effect on the funded status of the WHX Pension Plan or on the estimated minimum funding requirements as a result of this program.

Note 2 – Investment in and Advances to Subsidiaries – Net

The following table details the investments in and advances to associated companies, accounted for under the equity method of accounting.

	December 31,
	2009	2008
	(in thousands)
Handy & Harman	$80,598	$77,611
Bairnco	30,660	34,825
WHX Aviation	(5)	(5)
WHX CS	79	4,396
Investment in and advances to subsidiaries - net	$111,332	$116,827

Note 3 – Equity in Earnings (Loss) of Subsidiaries

	Years ended December 31,
	2009	2008
	(in thousands)
Handy & Harman	$2,261	$9,449
Bairnco	(3,951)	(5,434)
WHX CS	(1,203)	(199)
	$(2,893)	$3,816

Note 4 – Related Party Transactions

SP II is the direct owner of 4,774,591 shares of the Company’s common stock, representing approximately 39.2% of the outstanding shares.

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

On various dates during 2009 and 2008, H&H made unsecured loans totaling $29.9 million to WHX, as permitted under H&H’s loan and security agreements, to make payments to the WHX Pension Plan and for other general business purposes.  These notes payable accrue interest at 5%.  As of December 31, 2009 and 2008, the outstanding balance of these notes payable was $29.9 million and $25.6 million, respectively. Interest payable to H&H as of December 31, 2009 and 2008 was $3.2 million and $1.7 million respectively.

During 2009, WHX made a subordinated loan to Bairnco of $3.0 million as permitted under Bairnco’s loan and security agreements.  The subordinated loan accrues interest at 12.75%.  As of December 31, 2009, the outstanding balance of this notes receivable was $3.0 million, and interest receivable from Bairnco as of December 31, 2009 was $145,000.

WHX Corporation
Schedule II –Valuation and Qualifying Accounts and Reserves

(in thousands)	Balance at	Charged to	Additions/		Balance at
	Beginning	Costs and	(Deductions)		End of
Description	of Period	Expenses	Describe		of Period
Year ended December 31, 2009

Valuation allowance on foreign, state and local NOL's	$3,134	$(106)	$1,918	(1)	$4,946
Valuation allowance on federal NOL's	67,623	6,071	(1,110)	(2)	72,584
Valuation allowance on other net deferred tax assets	51,135	801	(15,656)	(3)	36,280
	$121,892	$6,766	$(14,848)		$113,810

Allowance for Doubtful Accounts	$3,155	$554	$(907)	(4)	$2,802

Year ended December 31, 2008

Valuation allowance on state and local NOL's	5,198	(1,485)	(579)		3,134
Valuation allowance on federal NOL's	71,834	(3,185)	(1,026)	(2)	67,623
Valuation allowance on other net deferred tax assets	4,636	501	45,998	(3)	51,135
	$81,668	$(4,169)	$44,393		$121,892

Allowance for Doubtful Accounts	$2,746	$1,182	$(769)	(4)	$3,155

(1) Increase in valuation allowance relates principally to foreign net operating loss carryforwards.
(2) Reduction of NOLs (and related valuation allowance) principally due to expiration of carryforward period.
(3) Increase (decrease) in valuation allowance relates principally to the change in deferred taxes associated with minimum pension liabilities recorded in other comprehensive income.
(4) Decrease principally due to write-offs of accounts deemed uncollectible.

Index to Exhibits and Financial Statement Schedules

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

*3	.1	Amended and Restated Certificate of Incorporation of WHX, as most recently amended on November 24, 2008.
*3	.2	Amended and Restated By Laws of WHX, as most recently amended on November 24, 2008.
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

4.23
Amendment No. 22 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated March 12, 2009 (incorporated by reference to Exhibit 4.23 to the Company’s Form 10-K filed March 31, 2009).

4.24
Amendment No. 23 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated May 8, 2009 (incorporated by reference to Exhibit 4.55 to the Company’s Form 10-K filed May 15, 2009).

4.25
Amendment No. 24 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Wachovia Bank, National Association, as agent, dated as of July 31, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed August 27, 2009).

4.26
Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Ableco Finance LLC, dated March 31, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K filed April 14, 2004).

4.27
Loan and Security Agreement Amendment by and among Handy & Harman, certain of its affiliates and Canpartners Investments IV, LLC, dated as of October 29, 2004 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed November 15, 2004).

4.28
Amendment No. 2 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Canpartners Investments IV, LLC, dated as of December 29, 2004 (incorporated by reference to Exhibit 4.15 to the Company’s Form 10-K filed December 27, 2006).

4.29
Amendment No. 3 and Waiver to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of December 29, 2005 (incorporated by reference to Exhibit 4.16 to the Company’s Form 10-K filed December 27, 2006).

4.30
Consent and Amendment No. 4 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of January 24, 2006 (incorporated by reference to Exhibit 4.17 to the Company’s Form 10-K filed December 27, 2006).

4.31
Amendment No. 5 to Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of March 31, 2006 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed April 6, 2006).

4.32
Amendment No. 6 to the Loan and Security Agreement by and among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Canpartners Investments IV, LLC, dated as of July 18, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed July 24, 2006).

4.33
Amendment No. 7 to the Loan and Security Agreement by and Among Handy & Harman, certain of its affiliates and Steel Partners II, L.P., successor by assignment from Carpenters Investments IV, LLC, dated as of October 30, 2006 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed November 3, 2006).

4.34
Amendment No. 8 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated December 28, 2006 (incorporated by reference to Exhibit 99.1.5 to the Company’s Form 8-K filed January 4, 2007).

4.35
Amendment No. 9 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated December 28, 2006 (incorporated by reference to Exhibit 99.1.6 to the Company’s Form 8-K filed January 4, 2007).

4.36
Amendment No. 10 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated March 29, 2007 (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K filed March 30, 2007).

4.37
Amendment No. 11 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated July 20, 2007 (incorporated by reference to Exhibit 4.29 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.38
Amendment No. 12 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P. dated September 10, 2007 (incorporated by reference to Exhibit 4.30 to Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission, File No. 333-146803, on November 30, 2007).

4.39
Amendment No. 13 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated November 5, 2007 (incorporated by reference to Exhibit 4.35 to the Company’s Form 10-K filed March 31, 2008).

4.40
Amendment No. 14 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated February 14, 2008 (incorporated by reference to Exhibit 4.36 to the Company’s Form 10-K filed March 31, 2008).

4.41
Amendment No. 15 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated February 14, 2008 (incorporated by reference to Exhibit 4.37 to the Company’s Form 10-K filed March 31, 2008).

4.42
Amendment No. 16 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of October 29, 2008 (incorporated by reference to Exhibit 4.55 to the Company’s Form 10-Q, filed November 7, 2008).

4.43
Amendment No. 17 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of March 12, 2009(incorporated by reference to Exhibit 4.41 to the Company’s Form 10-K, filed March 31, 2009).

4.44
Amendment No. 18 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of May 8, 2009 (incorporated by reference to Exhibit 4.55 to the Company’s Form 10-K filed May 15, 2009).

4.45
Consent and Amendment No. 19 to the Loan and Security Agreement by and among Handy & Harman and its subsidiaries, and Steel Partners II, L.P., dated as of July 31, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed August 27, 2009).

4.46
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

4.47
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

4.48
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

4.49
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

4.50
Amendment No. 4 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated March 12, 2009(incorporated by reference to Exhibit 4.46 to the Company’s Form 10-K, filed March 31, 2009).

4.51
Amendment No. 5 to the Credit Agreement and Consent by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Wells Fargo Foothill, Inc., as the arranger and administrative agent for the lenders thereunder, dated as of August 18, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed August 27, 2009).

4.52
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

4.53
Amendment No. 1 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated February 14, 2008 (incorporated by reference to Exhibit 4.46 to the Company’s Form 10-K filed March 31, 2008).

4.54
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

4.55
Amendment No. 3 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of October 29, 2008 (incorporated by reference to Exhibit 4.53 to the Company’s Form 10-Q, filed November 7, 2008).

4.56
Amendment No. 4 to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of March 12, 2009(incorporated by reference to Exhibit 4.51 to the Company’s Form 10-K, filed March 31, 2009).

4.57
Amendment No. 5 and Consent to the Credit Agreement by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Ableco Finance LLC, as administrative agent for the lenders thereunder, dated as of August 18, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed August 27, 2009).

4.58
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

4.59
First Amendment to Amended and Restated Credit Agreement, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Steel Partners II, L.P. as lender, dated as of March 12, 2009(incorporated by reference to Exhibit 4.53 to the Company’s Form 10-K, filed March 31, 2009).

4.60
Second Amendment and Consent to Amended and Restated Credit Agreement, by and among Bairnco, Arlon, Inc., Arlon Viscor Ltd., Arlon Signtech, Ltd., Kasco Corporation, and Southern Saw Acquisition Corporation, as borrowers, and Steel Partners II, L.P. as lender, dated as of August 18, 2009 (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K filed August 27, 2009).

4.61
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

10.2		Supplemental Executive Retirement Plan (as Amended and Restated as of January 1, 1998) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed December 27, 2006).
10.3
Agreement by and among the Pension Benefit Guaranty Corporation, WHX Corporation, Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and the United Steel Workers of America, AFL-CIO-CLC, dated as of July 31, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed December 27, 2006).

10.4		2008 Bonus Plan of the Company ( incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K, filed March 31, 2009).
10.5		Amendment to 2008 Bonus Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K, filed March 31, 2009).
*10	.6	2009 Bonus Plan of the Company.
10.7		2007 Incentive Stock Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed May 25, 2007).
10.8
Settlement Agreement by and among WHX Corporation, Handy & Harman, and Pension Benefit Guaranty Corporation dated December 28, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed January 4, 2007).

10.9
Asset Purchase Agreement by and among Illinois Tool Works Inc., ITW Canada, OMG Roofing, Inc., and OMG, Inc., dated December 28, 2006 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 9, 2007).

10.10
Employment Agreement by and among WHX Corporation, Handy & Harman, and James McCabe dated as of February 1, 2007 (incorporated by reference to exhibit 10.14 to the Company’s Form 10-K filed May 21, 2007).

10.11
Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K, filed March 31, 2009).

10.12
Second Amendment to Employment Agreement by and among WHX Corporation, Handy & Harman, and James F. McCabe Jr., effective January 4, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K, filed March 31, 2009).

10.13		Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 28, 2008 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed March 31, 2009).
10.14
Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 1, 2009 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K, filed March 31, 2009).

10.15
Second Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 4, 2009 (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K, filed March 31, 2009).

10.16		Employment Agreement by and among WHX Corporation and Peter T. Gelfman, dated as of April 7, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed May 15, 2008).
10.17
Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 1, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K, filed March 31, 2009).

10.18
Second Amendment to Employment Agreement by and among WHX Corporation and Peter T. Gelfman, effective January 4, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K, filed March 31, 2009).

10.19		Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Glen Kassan (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K, filed March 31, 2009).
10.20
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Glen Kassan (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K, filed March 31, 2009).

10.21		Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Warren G. Lichtenstein (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed March 31, 2009).
10.22
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Warren G. Lichtenstein (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K, filed March 31, 2009).

21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed March 31, 2009).
*23	.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.
*24	.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K).
*31	.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31	.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32		Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - filed herewith.

(b)           Financial Statements and Schedules:

1.           Schedule I – Audited Financial Statements of WHX Corporation (Parent Only).   See pages F-1 to F-7.

2.           Schedule II – Valuation and Qualifying Accounts and Reserves.  See Page F-8.