Form 10-K/A
period 2009-12-31
WHX CORP
filed 2010-04-29
CIK 106618

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
☐   Yes  ☐  No

INDEX

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒    No  ☐

On April 28, 2010, there were approximately 12,178,565 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of WHX Corporation (“WHX” or the “Company”) for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2010 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III and Part IV of the Original Form 10-K is hereby amended and restated as set forth below.

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

For the Year Ended December 31, 2009

i

INDEX
PART III

Item 10.                 Directors and Executive Officers of the Company

Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years.  The directors of the Company are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  While neither the Board of Directors of the Company (the “Board”), nor the Nominating Committee, has adopted a formal policy with regard to the consideration of diversity when evaluating candidates for election to the Board, it is the Company’s goal to have a balanced Board, with members whose skills, background and experience are complimentary and, together, cover the variety of areas that impact the Company’s business.  Our executive officers are appointed by the Board and serve until their successors have been duly appointed and qualified.  There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected.  No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board has adopted independence standards for directors that conform to the standards required by the NASDAQ Stock Market (“NASDAQ”) for listed companies.  Based on the Company’s director independence standards, the Board has affirmatively determined that Louis Klein, Jr., Garen W. Smith and Robert Frankfurt are independent.

Name	Age	All Offices with the Company	Director and/or Executive Officer Since
Directors
Warren G. Lichtenstein	44	Chairman of the Board	2005
Glen M. Kassan	66	Vice Chairman of the Board and Chief Executive Officer	2005
Robert Frankfurt*	44	Director	2008
Jack L. Howard	48	Director	2005
Louis Klein, Jr.*	74	Director	2002
John H. McNamara, Jr.	46	Director	2008
John J. Quicke	60	Director and Vice President	2005
Garen W. Smith*	67	Director	2002

Executive Officers (non-directors)
Peter T. Gelfman	46	General Counsel and Secretary	2008
James F. McCabe, Jr.	47	Chief Financial Officer and Senior Vice President	2007
Jeffrey A. Svoboda	58	Senior Vice President of the Company and President and Chief Executive Officer of Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”).	2008
_______________

*	Member of the Audit Committee, Compensation Committee and the Nominating Committee.

Business Background and Qualifications of Members of the Board

We believe that the collective skills, professional experiences and qualifications of our directors provides our Board with the expertise and experience necessary to advance the interests of our stockholders.  While the Nominating Committee of our Board does not have any specific, minimum qualifications that must be met by each of our directors, it uses a variety of criteria to evaluate the qualifications and skills necessary for each member of the Board.  In addition to the individual attributes of each of our current directors described below, we believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards.  They should have broad experience at the policy-making level in business, exhibit commitment to enhancing stockholder value and have sufficient time to carry out their duties and to provide insight and practical wisdom based on their past experience.

INDEX

The following is a summary of the business background and experience of each of the persons named above:

Warren G. Lichtenstein.  Chairman of the Board

Warren G. Lichtenstein, age 44, has served as Chairman of the Board of WHX since July 2005.  Mr. Lichtenstein is the Chairman and Chief Executive Officer of Steel Partners LLC (“Steel Partners”), a global management firm.  Steel Partners is the manager of Steel Partners Holdings, L.P. (“SPH”).  Mr. Lichtenstein has been associated with Steel Partners and its affiliates since 1990.  Mr. Lichtenstein has been the Chairman of the Board and Chief Executive Officer of SPH, a global diversified holding company that engages or has interests in a variety of operating businesses through its subsidiary companies, since July 2009.  He is a Co-Founder of Steel Partners Japan Strategic Fund (Offshore), L.P., a private investment partnership investing in Japan, and Steel Partners China Access I LP, a private equity partnership investing in China.  He also co-founded Steel Partners II, L.P. (“SPII”), a private investment partnership that is now a wholly-owned subsidiary of SPH, in 1993.  Mr. Lichtenstein has served as a director of GenCorp Inc., a manufacturer of aerospace and defense products and systems with a real estate business segment, since March 2008.  Mr. Lichtenstein also served as the Chairman of the Board, President and Chief Executive Officer of SP Acquisition Holdings, Inc. (“SPAH”), a company formed for the purpose of acquiring one or more businesses or assets, from February 2007 until October 2009.  He was a director (formerly Chairman of the Board) of SL Industries, Inc. (“SL Industries”), a designer and manufacturer of power electronics, power motion equipment, power protection equipment, and teleprotection and specialized communication equipment, from January 2002 to May 2008 and served as Chief Executive Officer from February 2002 to August 2005.  He served as a director of the predecessor entity of SPH, from 1996 to June 2005, as Chairman and Chief Executive Officer from December 1997 to June 2005 and as President from December 1997 to December 2003.  Mr. Lichtenstein served as a director (formerly Chairman of the Board) of United Industrial Corporation (“United Industrial”), a company principally focused on the design, production and support of defense systems, which was acquired by Textron Inc., from May 2001 to November 2007.  He served as a director of KT&G Corporation, South Korea’s largest tobacco company, from March 2006 to March 2008.  Mr. Lichtenstein served as a director of Layne Christensen Company (“Layne Christensen”), a provider of products and services for the water, mineral, construction and energy markets, from January 2004 to October 2006.  He served as a director of BKF Capital Group, Inc., the parent company of John A. Levin & Co., an investment management firm, from 2005 to 2006. As a result of these and other professional experiences, we believe Mr. Lichtenstein is qualified to serve as Chairman of the Board due to his expertise in corporate finance, record of success in managing private investment funds and his related service as a director of, and advisor to, a diverse group of public companies, including other companies having attributes similar to our Company.

Glen M. Kassan.  Vice Chairman of the Board and Chief Executive Officer.

Glen M. Kassan, age 66, has served as a director of the Company since July 2005 and as the Company’s Vice Chairman of the Board and Chief Executive Officer since October 2005.  He is a Managing Director and operating partner of Steel Partners and has been associated with Steel Partners and its affiliates since August 1999.  He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of SPH from June 2000 to April 2007.  He has served as a director of SL Industries since January 2002, its Chairman of the Board since May 2008, its Vice Chairman of the Board from August 2005 to May 2008 and its President from February 2002 to August 2005.  He was a director of United Industrial from October 2002 to November 2007.  As a result of these and other professional experiences, we believe Mr. Kassan is qualified to serve as Vice Chairman of the Board due to his years of experience and record of success in leadership positions in other manufacturing, industrial and other public companies having attributes similar to our Company as well as the expertise he possesses in capital markets and corporate finance.

Robert Frankfurt.  Director.

Robert Frankfurt, age 44, has been a director of WHX since November 2008.  Mr. Frankfurt is the founder of Myca Partners, Inc., an investment advisory services firm, and has served as its President since November 2006.  From February 2005 through December 2005, Mr. Frankfurt served as the Vice President of Sandell Asset Management Corp., a privately owned hedge fund.  From October 2002 through January 2005, Mr. Frankfurt was a private investor.  Mr. Frankfurt graduated from the Wharton School of Business at the University of Pennsylvania with a B.S. in Economics and received an M.B.A. from the Anderson Graduate School of Management at UCLA.  As a result of these and other professional experiences, we believe Mr. Frankfurt is qualified to serve as a member of the Board due to his years of experience with private investing and investment advising and his post-graduate education, which provide him with comprehensive financial and accounting expertise.

INDEX

Jack L. Howard.  Director.

Jack L. Howard, age 48, has been a director of WHX Corporation since July 2005.  Mr. Howard has served as President and Assistant Secretary of SPH since July 15, 2009.  He has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989.  Mr. Howard has been the President of Steel Partners and has been associated with Steel Partners and its affiliates since 1993.  Mr. Howard co-founded SPII in 1993.  Mr. Howard has served as a director of NOVT Corporation (“NOVT”), a former developer of advanced medical treatments for coronary and vascular disease, since April 2006.  Since July 2005, he has been a director of CoSine Communications, Inc., a holding company.  He has been a director (currently Chairman) of Adaptec, Inc. (“Adaptec”), a storage solutions provider, since December 2007.  Mr. Howard served as Chairman of the Board of a predecessor entity of SPH from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008.  From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of SPH’s predecessor entity.  He serves as Chairman of the Board of Gateway Industries, Inc., a provider of database development and web site design and development services, and served as Chief Executive Officer from February 2004 to April 2007 and as Vice President from December 2001 to April 2007.  Mr. Howard served as a director of SPAH from February 2007 until June 2007, and was Vice-Chairman from February 2007 until August 2007.  He also served as Chief Operating Officer and Secretary of SPAH from June 2007 and February 2007, respectively, until October 2009.  Mr. Howard has previously served as a director of BNS Holdings, Inc., a holding company that owns the majority of Collins Industries, Inc. (“Collins”), a manufacturer of school buses, ambulances and terminal trucks.  He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.  As a result of these and other professional experiences, we believe Mr. Howard is qualified to serve as a member of the Board due to his financial expertise and record of success as a director, chairman and top-level executive officer of numerous public companies.

Louis Klein, Jr.  Director.

Louis Klein, Jr., age 74, has served as a director of WHX since 2002.  He has served as trustee of Manville Personal Injury Settlement Trust from 1991 through 2007, trustee of WT Mutual Fund and WT Investment Trust I (Wilmington Trust) since 1998 and trustee of the CRM Mutual Fund since 2005.  He has also served as a director of Bulwark Corporation, a private company engaged in real estate investment, from 1998 through June 2008.  As a result of these and other professional experiences, we believe Mr. Klein is qualified to serve as a member of the Board due to his financial and accounting expertise.

John H. McNamara, Jr.  Director.

John H. McNamara, Jr., age 46, has served as a director of WHX since February 2008.  He is a Managing Director and investment professional of Steel Partners and has been associated with Steel Partners and its affiliates since May 2006.  He has served as a director of SL Industries since May 2008.  He has also served as a director of Fox & Hound Restaurant Group, an owner and operator of entertainment restaurants, since April 2008.  Mr. McNamara has served as Chairman of the Board of Directors of WebBank, a Utah-chartered industrial bank that is a wholly owned-subsidiary of SPH, since May 2009.  Mr. McNamara also served as a director of a predecessor entity of SPH from April 2008 to December 2008, and was its Chief Executive Officer from June 2008 to December 2008. Prior to working at Steel Partners, Mr. McNamara was a Managing Director and Partner at Imperial Capital LLC, an investment banking firm, which he joined in 1995.  As a member of its Corporate Finance Group he provided advisory services for middle market companies in the areas of mergers and acquisitions, restructurings and financings. Mr. McNamara began his career at Bay Banks, Inc., a commercial bank, where he served in lending and work-out capacities   As a result of these and other professional experiences, we believe Mr. McNamara is qualified to serve as a member of the Board due to his record of success in leadership positions in other public companies and extensive expertise in corporate finance, particularly in the areas of mergers and acquisitions, restructuring and refinancing.

John J. Quicke.  Director and Vice President.

John J. Quicke, age 60, has served as a director of WHX since July 2005 and as a Vice President of WHX since October 2005.  Mr. Quicke served as the President and Chief Executive Officer of Bairnco from April 2007 to December 2008.  He is a Managing Director and operating partner of Steel Partners.  Mr. Quicke has been associated with Steel Partners and its affiliates since September 2005.  He has served as a director of Rowan Companies, Inc., a contract drilling company, since January 2009.  He has served as a director of Adaptec since December 2007 and as interim President and Chief Executive Officer since January 2010.  Mr. Quicke has also served as President and Chief Executive Officer of Del Global Technologies Corp. (“Del Global”), a company that is engaged in developing, manufacturing and marketing medical and dental imaging systems, and power conversion subsystems and components worldwide, since August 2009 and as a director of Del Global since September 2009.  Mr. Quicke served as a director of Angelica Corporation, a provider of health care linen management services, from August 2006 to July 2008.  Mr. Quicke served as Chairman of the Board of NOVT from April 2006 to January 2008, and served as President and Chief Executive Officer of NOVT from April 2006 to November 2006.  He served as Chairman of the Board of Collins from November 2008 to February 2010 and as a director of Collins from October 2006 to February 2010.  Mr. Quicke also served as a director of Layne Christensen from October 2006 to June 2007.  He served as a director, President and Chief Operating Officer of Sequa Corporation (“Sequa”) from 1993 to March 2004, and as Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005.  As Vice Chairman and Executive Officer of Sequa, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company.  From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to SPII and explored other business opportunities.  Mr. Quicke is a Certified Public Accountant and a member of the AICPA.  As a result of these and other professional experiences, we believe Mr. Quicke is qualified to serve as a member of the Board due to his years of experience and record of success in leadership positions in other public companies, including manufacturing and industrial companies having attributes similar to our Company, as well as his financial and accounting expertise.

INDEX

Garen W. Smith.  Director.

Garen W. Smith, age 67, has served as a director of WHX since 2002.  Mr. Smith serves on the Audit, Compensation and Nomination Committees of the Board.  In addition, Mr. Smith is on the Board of Directors of H&H and Bairnco, both subsidiaries of WHX.  Mr. Smith is Vice President, Secretary and Treasurer of New Abundance Corp., a business consulting company.  He was Chairman of the Board of H&H from 2003 through September 2005.  Mr. Smith was Vice President, Secretary and Treasurer of Abundance Corp., a consulting company that provided services to the Company, from 2002 to February 2005.  In addition, he was President and Chief Executive Officer of Unimast Incorporated from 1991 to 2002.  Mr. Smith has served as a director of Phillips Manufacturing Company since November 2006.  Mr. Smith also serves on the advisory board of Steel Warehouse Company, Inc.  Mr. Smith is also currently the President of Grove Park Associates, a small, regional residential developer.  Mr. Smith received his Bachelor of Science degree in Civil Engineering from Penn State University in 1964 and his Masters of Engineering degree (Civil Engineering) from Penn State University in 1966.  As a result of these and other professional experiences, we believe Mr. Smith is qualified to serve as a member of the Board due to his years of experience and record of success in leadership positions in other manufacturing and industrial companies having attributes similar to our Company.

Business Background and Qualifications of Executive Officers

Peter T. Gelfman.  General Counsel and Secretary.

Peter T. Gelfman, age 46, has been General Counsel and Secretary of the Company since April 2008.  From July 2005 through April 2008, Mr. Gelfman was employed by Rheem Manufacturing Company as Deputy General Counsel from July 2005 to June 2006 and served as the Vice President, Secretary and General Counsel from June 2006 to April 2008.  Previously, he served as a Senior Associate General Counsel for Sequa, a diversified industrial company, from June 1999 through June 2005.  Mr. Gelfman served as a Senior Attorney for Westvaco Corporation, now Mead Westvaco, from June 1996 through June 1999.  Additionally, Mr. Gelfman served as an Assistant United States Attorney for the United States Attorney for the Southern District of New York, Criminal Division, from February 1992 through May 1996 and as a litigation associate with Cravath, Swaine & Moore from September 1989 through December 1991.

James F. McCabe, Jr.  Chief Financial Officer and Senior Vice President.

James F. McCabe, Jr., age 47, has been Senior Vice President of each of the Company and H&H since March 2007 and Chief Financial Officer of the Company since August 2008.  From July 2004 to February 2007, Mr. McCabe served as Vice President of Finance and Treasurer, Northeast Region, of American Water Works Company.  From August 1991 to September 2003, he was with Teleflex Incorporated where he served in senior management positions including President of Teleflex Aerospace, President of Sermatech International, Chief Operating Officer of Sermatech International, President of Airfoil Technologies International and Chief Financial Officer of Teleflex Aerospace.

Jeffrey A. Svoboda.  Senior Vice President of the Company and President and Chief Executive Officer of H&H and Bairnco.

Jeffrey A. Svoboda, age 58, has been President and Chief Executive Officer of Handy & Harman since January 2008, President and Chief Executive Officer of Bairnco Corporation since January 2009 and a Senior Vice President of the Company since March 2009.  Mr. Svoboda has previously served as the Group Executive and Corporate Vice President of Danaher Corporation from 2001 through 2007.

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

INDEX

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended December 31, 2009, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing requirements except for the following report that was inadvertently reported late: Louis Klein Jr. filed a Form 4 that was due on Friday, November 27, 2009 on Monday, November 30, 2009.

The Board’s Leadership Structure

Since July 2005, Warren Lichtenstein has held the position of Chairman of the Board and since October 2005, Glen Kassan has held the positions of Vice Chairman and Chief Executive Officer of the Company.  This arrangement has allowed our Chairman to lead the Board and to be the Company’s principal spokesman with regards to the investment and financial communities while the Vice Chairman and Chief Executive Officer of the Company has focused primarily on managing the daily operations of the Company.   The separation of duties provides strong leadership for the Board while allowing the Chief Executive Officer to be the leader of the Company for customers, employees and shareholders.  We do not have a Lead Independent Director.  Rather, the Company’s three independent directors, who are the sole members of the Audit, Compensation and Nominating Committees, provide strong independent leadership for each of those three committees.  The three independent directors meet in executive session from time to time, as deemed appropriate in their discretion, in their various capacities, and as the Audit Committee, the three independent directors meet in executive sessions with our outside auditors on a regular basis.

The Board’s Role in Risk Oversight

The Company’s Board is actively involved in overseeing the Company’s risk management processes.  The Board focuses on the Company’s general risk management strategy and ensures that appropriate risk mitigation strategies are implemented by management.  Further, operational and strategic presentations by management to the Board include consideration of the challenges and risks of the Company’s businesses, and the Board and management actively engage in discussion on these topics.  Pursuant to a formal Approval Authorization policy, the Board is also informed of particular risk management matters in connection with its general oversight and approval of corporate matters.

In addition, each of the Board’s committees considers risk within its area of responsibility.  For example, the Audit Committee provides oversight to legal and compliance matters and assesses the adequacy of the Company’s risk-related internal controls.  The Compensation Committee considers risk and structures our executive compensation programs to provide incentives to appropriately reward executives for growth without undue risk taking.

The Company’s management is responsible for day-to-day risk management.  The Company’s Treasury and Internal Audit areas serve as the primary monitoring and testing function for company-wide policies and procedures and manage day-to-day oversight of risk management strategy for the Company’s ongoing businesses.

Code of Ethics

The Company has adopted a code of conduct (the “Code of Conduct”) that applies to all of its directors, officers and employees.  The Code of Conduct is reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the Code of Conduct, and (v) accountability for adherence to the Code of Conduct. The Code of Conduct is available on the Company’s website at www.whxcorp.com.  Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.whxcorp.com.  The Company has implemented a web-based method for anonymous reporting of concerns at www.whx.ethicspoint.com.

Audit Committee

The Company has a separately standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act.  The Audit Committee has a charter, a current copy of which is available on the Company’s website, www.whxcorp.com.  The members of the Audit Committee are Louis Klein, Jr., Garen W. Smith and Robert Frankfurt.  Each of Messrs. Klein, Smith and Frankfurt are non-employee members of the Board.  After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the Company that might affect their independence from the Company, the Board has determined that (1) all current Audit Committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, (2) all current Audit Committee members are financially literate, and (3) Mr. Klein qualifies as an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act.  The Audit Committee met eight  times during the fiscal year ended December 31, 2009.

INDEX

Item 11.                 Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following type of executive officers for each of the Company’s last two completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2009; (ii) the Company’s two most highly compensated executive officers, other than the chief executive, who were serving as executive officers at the end of the fiscal year ended December 31, 2009; and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2009. We refer to these individuals collectively as our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus(7) ($)	Option Awards ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
(a)	(b)	(c)		(d)	(f)(1)	(h)	(i)	(j)
Glen M. Kassan Chief Executive Officer	2009 2008	-- 600,000	(2)	-- --	-- --	-- --	-- 28,322(3)	-- 628,322
James F. McCabe, Jr. Chief Financial Officer and Senior Vice President	2009 2008	308,400 310,615		24,570 166,257	-- --	-- --	42,271(4) 65,209(4)	375,241 542,081
Jeffrey A. Svoboda Senior Vice President of WHX and President and Chief Executive Officer of H&H and Bairnco	2009 2008	495,430 451,923		49,980 356,524	-- 126,592	-- --	15,751(5) 31,207(6)	561,161 966,246

_____________

(1)
The amounts in this column reflect the total grant date fair value computed in accordance with Accounting Standards Codification Topic 718 (formerly Statement of Financial Accounting Standards No. 123(R) (“ASC Topic 718”)) for options to purchase shares of the Company’s common stock granted pursuant to the Company’s 2007 Incentive Stock Plan in connection with the hiring and continued employment of the named executive officers.  For a full discussion of the assumptions and methodology employed in determining the grant date fair value attributable to stock options granted during 2009 and 2008, please refer to Notes 16 to the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(2)
The $600,000 annual salary payable to Mr. Kassan with respect to the year ended December 31, 2009, which had been deferred effective January 1, 2009 (net of the 5% company-wide salary reduction), has been irrevocably waived by Mr. Kassan and will not be paid.  Mr. Kassan is a managing director and operating partner of Steel Partners, an affiliate of SP Corporate Services, LLC (“SP”).  SP was paid a management fee for services performed in 2009 in the amount of $950,000.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

(3)	Consists of payments for life insurance and discretionary 401(k) payments.

(4)	Includes payments for life insurance, car allowance, temporary living allowance, and 401(k) matching and discretionary payments (401(k) in 2008 only).

(5)	Includes payments for life insurance and car allowance.

INDEX

(6)	Includes payments for life insurance, car allowance, compensation for relocation and 401(k) matching and discretionary payments.

(7)	2009 Bonuses for Mr. McCabe and Mr. Svoboda were discretionary bonuses for 2009 equal to 50% of the amounts that would have been earned and paid under the 2009 STIP program.

Narrative Disclosure to Summary Compensation Table

The compensation paid to the named executive officers includes salary, stock options, and non-equity incentive compensation.  In addition, each named executive officer is eligible to receive contributions to his 401(k) plan under our matching contribution program.

In 2009 and 2008, salaries and bonuses accounted for 0% and approximately 95%, respectively, of total compensation for our principal executive officer and 94% and 85%, respectively, on average, for our other named executive officers.

On January 1, 2010, the Company reinstated the 5% salary reductions which had been implemented on January 4, 2009.  The 5% salary reductions had been implemented for annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers in furtherance of the Company’s ongoing efforts to lower its operating costs.  The Company also reinstated its employer contributions to 401(k) savings plans for all employees not covered by a collective bargaining agreement that had been suspended on January 4, 2009; provided that the participating employees not covered by a collective bargaining agreement make their election to participate in the 401(k) savings plans on or before January 31, 2010, or if hired after January 1, 2010 and will not be covered by a collective bargaining agreement, make such election to participate in the 401(k) savings plan within thirty days of the date of hire.

On July 6, 2007, the Compensation Committee of the Board of the Company adopted certain arrangements (the “Arrangements”) for each of Warren G. Lichtenstein, the Chairman of the Board of the Company and Chairman and Chief Executive Officer of Steel Partners, the manager of SPII and SPH, and Glen Kassan, the Chief Executive Officer and Vice Chairman of the Board of the Company and Managing Director and operating partner of Steel Partners, to provide incentives for Messrs. Lichtenstein and Kassan.  The Arrangements provide, among other things, for each of Messrs. Lichtenstein and Kassan to receive a bonus equal to 10,000 multiplied by the difference of the market value of the Company’s stock price and $90.00, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to reflect a 1-for-10 reverse split of the Company’s outstanding common stock effected on November 24, 2008 (the “Reverse Split”).  The Arrangements are not based on specified targets or objectives other than the Company’s stock price.  The bonus is payable immediately upon the sending of a notice by Mr. Lichtenstein or Mr. Kassan, respectively.  The Arrangements terminate July 6, 2015, to the extent not previously received.  Effective January 1, 2009, certain technical amendments were made to the Arrangements for the purpose of bringing the Arrangements into compliance with the applicable provisions of Section 409A of the Internal Revenue Code and the regulations and interpretive guidance issued thereunder (“Section 409A”).

Bonus Plan.  On July 17, 2009, the Compensation Committee of the Board formally adopted the 2009 Bonus Plan (the “Bonus Plan”) to provide incentives to officers and members of management of the Company and its subsidiaries, including certain of the Company’s executive officers, in the form of cash bonus payments for achieving certain performance goals established for them.  Participants in the Bonus Plan who are named executive officers of the Company include James F. McCabe, Jr., Chief Financial Officer and a Senior Vice President of the Company, and Jeffrey A. Svoboda, a Senior Vice President of the Company and the President and Chief Executive Officer of each of Bairnco and H&H.

The Bonus Plan includes two components.  The first component is the Short Term Incentive Plan (“STIP”), and the second component is a Long Term Incentive Plan (“LTIP”).  The structure of the Bonus Plan is designed to provide short-term incentives to participants for achieving annual targets, while also motivating and rewarding eligible participants for achieving longer term growth goals.

Short Term Incentive Plan.  The Compensation Committee has established two components for the STIP, a return on invested capital (“ROIC”) based component and a component based on the achievement of pre-determined individual objectives.  The ROIC component is calculated by dividing pre-bonus earnings before interest, taxes, depreciation and amortization (“PBEBITDA”) by average invested capital (“AIC”).  The component based on the achievement of individual objectives is based on personal objectives set by the Division President, President & Chief Executive Officer of H&H and Bairnco, the CEO of WHX and the Compensation Committee of WHX for each participant.  Based on the determination of the objectives under the two components, the maximum percentage of base salary that may be earned by the participants ranges from 10.5% to 80%.  STIP bonuses earned will be paid annually.  No STIP bonus will be paid if either component is below a predetermined threshold.

INDEX

Long Term Incentive Plan.  The LTIP component of the Bonus Plan is based on a combination of the achievement of certain sales targets and ROIC targets over the three fiscal years beginning in 2009.  The sales target is based on the combined budgeted sales for 2009, 2010, and 2011.  The ROIC is calculated using total PBEBITDA for the three year cycle and the AIC for these 3 years.  Based on the determination of these objectives, the maximum percentage of base salary that may be earned by the participants ranges from 3% to 30%.  LTIP bonuses earned will be paid following the conclusion of the 2011 fiscal year.  A bonus payout under the LTIP will not occur if either the ROIC or sales component is below 80% of the respective target.

Under the Bonus Plan, the target percentage of base salary (as base salary is defined in his employment agreement) that may be earned by the President and Chief Executive Officer of H&H and Bairnco and Senior Vice President of the Company, Jeffrey A. Svoboda, is 100% and the target percentage of base salary that may be earned by the Chief Financial Officer and Senior Vice President, James F. McCabe, Jr. is 75%.

On July 17, 2009, the Compensation Committee of the Board adopted a policy for 2009 that the Company (i) will not pay STIP/LTIP bonuses under the Bonus Plan if either H &H or Bairnco are or would be in default under their respective loan covenants, unless the Compensation Committee otherwise decides to pay a special bonus as permitted by the Bonus Plan and (ii) will not make a partial reversal but will reverse the entire accrual for all STIP and LTIP bonuses if a reversal of an accrual for STIP/LTIP bonuses under the Bonus Plan is required in order to permit either H&H or Bairnco to meet its respective loan covenants.  Following this policy directive, the Company reversed accruals  under the 2009 Bonus Plan as of the end of the second quarter of 2009 thereby canceling the 2009 STIP and the 2007, 2008 and 2009 LTIP.

 On March 17, 2010, the Compensation Committee approved discretionary bonuses for 2009 equal to 50% of the amounts that would have been earned and paid under the 2009 STIP program.

Grant of Options

On January 28, 2008, 10,000 options were granted to Jeffrey A. Svoboda pursuant to the Company’s 2007 Incentive Stock Plan, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to give effect to the Reverse Stock Split.  The options have an exercise price of $90.00 per share, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to give effect to the Reverse Stock Split, and are exercisable in installments as follows: one-third of the options granted were exercisable immediately, one-third of the options granted became exercisable on January 28, 2009 and the balance became exercisable on January 28, 2010.

Employment Agreements

Glen M. Kassan.  Glen M. Kassan was appointed Chief Executive Officer on October 7, 2005.  In 2006, the Compensation Committee approved a salary of $600,000 per annum for Mr. Kassan effective January 1, 2006.  There is no employment agreement between the Company and Mr. Kassan regarding Mr. Kassan’s employment with the Company.  Mr. Kassan received a bonus of $100,000 in May 2008 on account of his performance in 2007.  Effective for the fiscal year beginning January 1, 2009, Mr. Kassan initially voluntarily deferred his annual salary (net of the 5% company-wide salary reduction) and then subsequently irrevocably waived any entitlement to his 2009 salary.  Mr. Kassan is a managing director of Steel Partners, an affiliate of SP.  SP was paid a management fee for services performed in 2009 in the amount of $950,000.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

James F. McCabe, Jr.  On February 1, 2007, James F. McCabe, Jr. entered into a one-year employment agreement with each of the Company and H&H, effective on March 1, 2007, and which, by the terms of the employment agreement, will automatically extend for successive one-year periods unless earlier terminated pursuant to its terms.  The employment agreement provides for an annual salary of no less than $300,000 and an annual bonus to be awarded at the Company’s sole discretion, provided that McCabe’s bonus for 2007 was not to be less than $100,000 as long as his employment had not been terminated for cause and as long as he had not voluntarily terminated his employment prior to April 1, 2008.  In addition, the employment agreement provides for the grant of options to purchase 50,000 shares of the Company’s common stock upon the Company’s adoption of a stock option plan and registration of underlying shares by September 30, 2007, or alternatively 50,000 “phantom” options in lieu of such options if such a plan had not been adopted by such date.  The Company satisfied this obligation by granting Mr. McCabe an option to purchase 50,000 shares of the Company’s common stock options on July 6, 2007 at an exercise price equal to $9.00, half of which were exercisable immediately, one-quarter of which became exercisable on July 7, 2008 and the balance of which became exercisable on July 6, 2009.  As discussed above, effective November 24, 2008, the outstanding option to purchase shares of the Company’s common stock granted pursuant to Mr. McCabe’s employment agreement was adjusted pursuant to the 2007 Incentive Stock Plan to reflect the Reverse Stock Split by reducing the number of shares issuable thereunder to 5,000 and by increasing the exercise price of such option to $90.00 per share.

INDEX

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

Jeffrey A. Svoboda.  Effective January 28, 2008, Jeffrey A. Svoboda entered into an employment agreement, pursuant to which Mr. Svoboda agreed to become the President and Chief Executive Officer of H&H.  Mr. Svoboda was also appointed by the Board of the Company to serve as the President and Chief Executive Officer of Bairnco, effective January 1, 2009, and as a Senior Vice President of the Company, effective March 1, 2009.  His employment agreement provides for an initial two-year term, which will automatically extend for successive one-year periods unless earlier terminated pursuant to its terms.  The employment agreement also provides to Mr. Svoboda, among other things, (i) an annual salary of $500,000, (ii) an annual bonus with a target of 100% of base salary under the Company’s STIP and LTIP (as base salary is defined in his employment agreement); (iii) a grant of 100,000 options to purchase shares of the Company’s common stock pursuant to the terms and conditions of the Company’s 2007 Incentive Stock Plan at an exercise price equal to $9.00, one-third of which vested on the grant date, one-third of which vested on the first anniversary of the grant date, and the final one-third of which vested on the second anniversary of the grant date; and (iv) other benefits.  As discussed above, effective November 24, 2008, the outstanding option to purchase shares of the Company’s common stock granted pursuant to Mr. Svoboda’s employment agreement was adjusted pursuant to the 2007 Incentive Stock Plan to reflect the Reverse Stock Split by reducing the number of shares issuable thereunder to 10,000 and by increasing the exercise price of such option to $90.00 per share.  Effective January 4, 2009, the Company amended its employment agreement with Mr. Svoboda to permit the reduction of the annual salary payable thereunder by 5% in accordance with the company-wide salary reductions.  Certain technical amendments were also made to Mr. Svoboda’s employment agreement, effective January 1, 2009, for the purpose of bringing the severance payment provisions of the employment agreement into compliance with the applicable provisions of Section 409A.

See “— Potential Payments upon Termination or Change in Control” for further discussion on termination, retirement and change-in-control provisions of the employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards held by the named executive officers as of December 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Glen M. Kassan Chief Executive Officer	--	--	--	--
James F. McCabe, Jr. Chief Financial Officer and Senior Vice President	5,000	--	$ 90.00	July 6, 2015
Jeffrey A. Svoboda Senior Vice President of WHX and President and Chief Executive Officer of H&H and Bairnco	6,667	3,333	$ 90.00	January 28, 2016

Pension Benefits

WHX sponsors a defined benefit plan (the “WHX Pension Plan”), which provides benefits to certain current and former employees of the Company and its current and former subsidiaries, H&H, Bairnco and Wheeling-Pittsburgh Corporation.

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

INDEX

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

The WHX Pension Plan provides for early retirement under a variety of eligibility rules pertinent to each covered group.  Early retirement benefits are the retirement income that would be applicable at normal retirement, reduced either by a fixed factor per month or on an actuarial equivalence basis, depending on the covered group.  The normal form of payment under the WHX Pension Plan also varies, but is a straight life annuity for most participants and a ten-year certain and life annuity for others.  The Wheeling-Pittsburgh Steel Corporation, a former subsidiary of the Company, bargained participants earn a straight life annuity under a 414(k) arrangement and have the option to take up to $10,000 of their defined contribution plan assets as a lump sum.

None of the named executive officers are accruing benefits under the WHX Pension Plan, nor are we aware of any pension payments made during 2008 or 2009 for any of the Company’s named executive officers.  The valuation method and material assumptions applied in quantifying the present value of accumulated benefits are set forth in Note 7 to the Company’s 2009 Consolidated Financial Statements.

Potential Payments Upon Termination or a Change in Control

James F. McCabe, Jr.  In the event that the Company terminates Mr. McCabe’s employment agreement without cause or gives notice not to extend the term of the employment agreement, the Company will pay to Mr. McCabe, as aggregate compensation, (i) a lump-sum cash payment equal to one (1) year of the greater of his then current annual base salary or his base salary as of December 31, 2008, (ii) the continuation of certain health-related benefits for up to a twelve (12) month period following termination, (iii) any bonus payment that he is entitled to pursuant to any bonus plans as are then-in-effect and (iv) a car allowance for a one year period after termination.  Mr. McCabe will also receive the same compensation set forth in the preceding sentence if he terminates the employment agreement due to the material diminution of duties or the Company relocates more than 50 miles from the Company’s headquarters, as more specifically described in the employment agreement.

Jeffrey A. Svoboda.  In the event that H&H terminates Mr. Svoboda’s employment agreement without cause or gives notice not to extend the term of the employment agreement, H&H will pay to Mr. Svoboda, as aggregate compensation, (i) a lump-sum cash payment equal to the greater of the balance of his base salary due for the remaining term of his contract (as base salary is defined in his employment agreement) or one (1) year of his then current annual base salary, (ii) the continuation of certain health-related benefits and (iii) a bonus payment equal to the cash portion of the most recent bonus paid to Mr. Svoboda.  Mr. Svoboda will also receive the same compensation set forth in the preceding sentence if he terminates the employment agreement due to the material diminution of duties or H&H relocates more than 50 miles from White Plains, NY, as more specifically described in the employment agreement.

Risk Assessment of the Company’s Compensation Policies

The Company’s compensation programs are discretionary, balanced and focused on the long term.  Goals and objectives of the Company’s compensation programs reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure.  The Company’s approach to compensation practices and policies applicable to employees throughout the Company is consistent with that followed for its executives and, accordingly, the Company believes that its compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

INDEX

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each director who served on the Board during the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Robert Frankfurt	49,050	--	--	49,050
Jack L. Howard	--	--	--	--
Glen M. Kassan	--	--	--	--
Louis Klein, Jr.	66,321	--	--	66,321
Warren G. Lichtenstein	--	--	--	--
John H. McNamara, Jr.	--	--	--	--
John J. Quicke	--	--	--	--
Garen W. Smith	66,321	--	--	66,321(1)

(1)
In addition, Mr. Smith and his wife also receive medical benefits pursuant to an agreement entered into as of June 19, 2002 by and between the Company, Unimast Incorporated (“Unimast”) and Mr. Smith in connection with the sale by the Company of Unimast, its then wholly-owned subsidiary, and the termination of Mr. Smith’s employment as President and Chief Executive Officer of Unimast.

Effective January 1, 2010, the Board adopted the following compensation schedule for non-affiliated directors:

Annual Retainer for Directors:	$30,000
Board Meeting Fee:	$1,500
Annual Retainer for Audit Committee Members:	$7,500
Annual Retainer for Audit Committee Chair:	$10,000
Audit Committee Meeting Fee	$1,000
Annual Retainer for Compensation Committee Members	$6,000
Annual Retainer for Compensation Committee Chair	$6,500
Compensation Committee Meeting Fee	$1,000
Annual Retainer for Nominating Committee Members	$5,000
Annual Retainer for Nominating Committee Chair	$5,000
Nominating Committee Meeting Fee	$1,000
Special Committee Meeting Fee	$1,000

On July 6, 2007, the Compensation Committee of the Board of the Company adopted the Arrangements for each of Warren G. Lichtenstein, the Chairman of the Board of the Company and Chairman and Chief Executive Officer of Steel Partners, the manager of SPII and SPH, and Glen Kassan, the Chief Executive Officer and Vice Chairman of the Board and Managing Director and operating partner of Steel Partners, to provide incentives for Messrs. Lichtenstein and Kassan.  The Arrangements provide, among other things, for each of Messrs. Lichtenstein and Kassan to receive a bonus equal to 10,000 multiplied by the difference of the market value of the Company’s stock price and $90.00, as adjusted pursuant to the terms of the 2007 Incentive Stock Plan to reflect the Reverse Stock Split.  The Arrangements are not based on specified targets or objectives other than the Company’s stock price.  The bonus is payable immediately upon the sending of a notice by Mr. Lichtenstein or Mr. Kassan, respectively.  The Arrangements terminate July 6, 2015, to the extent not previously received.  Effective January 1, 2009, certain technical amendments were made to the Arrangements for the purpose of bringing the Arrangements into compliance with the applicable provisions of Section 409A.

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

INDEX

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of shares of our common stock as of April 28, 2010, held by:

•	Each person who beneficially owns 5% or more of the shares of common stock then outstanding;

•	Each of our directors;

•	Each of our named executive officers;

•	All of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, if any, held by that person that were exercisable on April 28, 2010 or would be exercisable within 60 days following April 28, 2010 are considered outstanding.  Such shares, however, are not considered outstanding for the purpose of computing the percentage ownership of any other person.  To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.  Percentage ownership is based on 12,178,565 shares of common stock outstanding as of April 28, 2010.  Unless otherwise listed in the table below, the address of each such beneficial owner is c/o WHX Corporation, 1133 Westchester Avenue, Suite N222, White Plains, NY, 10604.

INDEX

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Class
Steel Partners II, L.P. (2) 590 Madison Avenue New York, New York 10022	5,233,007	43.0%

GAMCO Investors, Inc. (3) One Corporate Center Rye, New York 10580	1,303,230	10.7%

Warren G. Lichtenstein (2)	5,233,007	43.0%

Jack L. Howard (4)	57,642	*

Glen M. Kassan	0	0

Louis Klein, Jr. (5)	26,000	*

James F. McCabe, Jr. (6)	10,000	*

John J. Quicke	0	0

John H. McNamara, Jr.	0	0

Robert Frankfurt	0	0

Garen W. Smith (7)	2,415	*

Jeffrey A. Svoboda (8)	10,100	*

All Directors and Executive Officers as a Group (11 persons) (9)	5,355,166	43.9%
 _______________

* less than 1%

(1)	All amounts reported in this table have been adjusted to reflect the Reverse Stock Split.

(2)
Based upon the Schedule 13D/A it filed on April 28, 2010, SPII directly owns 5,233,007 shares of the Company’s common stock.  SPH is the sole limited partner of SPII.  Steel Partners Holdings GP LLC (the “General Partner”) is the general partner of SPH.  SPH is the sole member of the General Partner.  Steel Partners is the manager of SPII and SPH and Steel Partners has been delegated the power to vote and dispose of the securities held by SPII and SPH.  Warren G. Lichtenstein, the Company’s Chairman, is also the manager of Steel Partners and the Chairman of the board of directors of the General Partner.  By virtue of these relationships, each of SPH, Steel Partners, the General Partner and Mr. Lichtenstein may be deemed to beneficially own the shares owned by SPII.

(3)	Based upon Amendment No. 4 to Schedule 13D filed on December 2, 2009, a group including GAMCO Investors, Inc. beneficially owns 1,303,230 shares of common stock.

(4)
Consists of 57,642 shares owned directly by EMH Howard, LLC (“EMH”) which may be deemed beneficially owned by Mr. Howard by virtue of his position as the managing member of EMH.  Mr. Howard disclaims beneficial ownership of the shares owned by EMH except to the extent of his pecuniary interest therein.

INDEX

(5)	Includes 1,000 shares of common stock issuable upon exercise of options that are currently exercisable.

(6)	Includes 5,000 shares of common stock issuable upon exercise of options that are currently exercisable.

(7)	Includes 1,000 shares of common stock issuable upon exercise of options that are currently exercisable.

(8)	Includes 10,000 shares of common stock issuable upon exercise of options that are currently exercisable.

(9)
Includes 11,002 shares of common stock and 5,000 shares of common stock issuable upon exercise of options that are currently exercisable held by an executive officer not specifically identified in the table.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

SPII is the direct owner of 5,233,007 shares of the Company’s common stock, representing approximately 43% of the outstanding shares.   SPH, formerly known as WebFinancial, is the sole limited partner of SPII.  Steel Partners Holdings GP LLC, which we refer to as the “General Partner,” is SPH’s General Partner.  SPH is the sole member of the General Partner.  Steel Partners is the manager of SPH and SPII and Steel Partners has been delegated the power to vote and dispose of the securities held by SPII and SPH.  Warren G. Lichtenstein, our Chairman of the Board, is also the manager of Steel Partners and Chairman of the board of directors of the General Partner.   In addition, employees and affiliates of Steel Partners hold positions with WHX, including Glen M. Kassan as Chief Executive Officer and Vice Chairman , John J. Quicke, as Vice President and director, and Jack L. Howard and John H. McNamara Jr., as directors.

Effective March 26, 2010, a special committee of the Board of Directors, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate Services, LLC, which we refer to herein as “SP,” in the amount of $950,000 for services performed in 2009.  SP is an affiliate of Steel Partners and is controlled by the Chairman of the Board of the Company, Warren G. Lichtenstein.  This fee was the only consideration paid for the services of the Chairman of the Board, Warren G. Lichtenstein, the director and Chief Executive Officer, Glen M. Kassan, the director and Vice President, John J. Quicke, and the directors Jack L. Howard and John H. McNamara, Jr., as well as other assistance from Steel Partners.  The $600,000 salary of Glen Kassan, the Company’s Chief Executive Officer, which had been deferred from 2009 (net of the 5% company-wide salary reduction) will not be separately paid. The services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of the Company.  The Company is in discussions with SP regarding a management and services agreement for 2010.

To our knowledge, there are no transactions involving the Company and any related person, as that term is used in applicable SEC regulations, in the fiscal years ended December 31, 2009 and 2008 that are required to be disclosed in this amendment to the Company’s Annual Report on Form 10-K which are not disclosed.  Our Board is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions.

Director Independence

In assessing the independence of our directors, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 5605(a)(2), and applicable SEC regulations.

After reviewing any material relationships that any of our directors may have with the Company that could compromise his ability to exercise independent judgment in carrying out his responsibilities, our Board has determined that Louis Klein, Jr., Garen W. Smith and Robert Frankfurt, representing three of our eight directors, are “independent directors” as defined under the NASDAQ Marketplace Rules.  The Company has a separately standing Compensation Committee, Nominating Committee and Audit Committee.  Each of the Audit Committee, Compensation Committee and Nominating Committee have a charter, current copies of which are available on the Company’s website, www.whxcorp.com.  All of the members of our Audit Committee, Compensation Committee and Nominating Committee, which are comprised of Messrs. Klein, Smith and Frankfurt, are independent under the NASDAQ definition of “independence.”

INDEX

Item 14.                 Principal Accountant Fees and Services

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services.  Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  The Audit Committee has approved all fees and advised us that it has determined that the non-audit services rendered by Grant Thornton, L.P. during our most recent fiscal year are compatible with maintaining the independence of such auditors.

The following table sets forth the following: under  “Audit Fees,” the aggregate fees billed for each of the past two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s financial statements, review of financial statements included in the Company’s quarterly reports, and review of registration statements filed with the SEC; under “Audit-Related Fees,” the aggregate fees billed for each of the past two fiscal years for assistance and related services by the principal accountant that pertained to the audit of the financial statements of various of the Company’s pension and benefit plans; under “Tax Fees,” the aggregate fees billed for each of the past two fiscal years for professional services rendered by the principal accountant for tax compliance, advice and planning.

	2009	2008

Audit fees	$2,190,589	$2,321,960
Audit-related fees	$137,718	$51,209
Tax fees	$52,837	$15,600
All other fees	$-	$-

INDEX

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

**3.1	Amended and Restated Certificate of Incorporation of WHX, as most recently amended on November 24, 2008.
**3.2	Amended and Restated By Laws of WHX, as most recently amended on November 24, 2008.
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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

10.4	2008 Bonus Plan of the Company ( incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K, filed March 31, 2009).
10.5	Amendment to 2008 Bonus Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K, filed March 31, 2009).
**10.6	2009 Bonus Plan of the Company.
10.7	2007 Incentive Stock Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed May 25, 2007).
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

INDEX

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

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed March 31, 2009).
**23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.
**24.1	Power of Attorney (included in the signature page to the Original Form 10-K).
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed with the Original Form 10-K, filed March 30, 2010.

(b)	Financial Statements and Schedules:

1.	Schedule I – Audited Financial Statements of WHX Corporation (Parent Only) (Previously filed as pages F-1 to F-7 to the Original Form 10-K, filed March 30, 2010).

2.	Schedule II – Valuation and Qualifying Accounts and Reserves (Previously filed as page F-8 to the Original Form 10-K, filed March 30, 2010).

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2010.

WHX CORPORATION

By:	/s/ Glen M. Kassan
	Name:	Glen M. Kassan
	Title:	Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2010.

By:	*	April 29, 2010
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Glen M. Kassan	April 29, 2010
	Glen M. Kassan, Director and Chief Executive	Date
Officer (Principal Executive Officer)

By:	*	April 29, 2010
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	*	April 29, 2010
	John H. McNamara, Jr., Director	Date

By:	*	April 29, 2010
	John J. Quicke, Director	Date

By:	*	April 29, 2010
	Louis Klein, Jr., Director	Date

By:	*	April 29, 2010
	Jack L. Howard, Director	Date

By:	*	April 29, 2010
	Robert Frankfurt, Director	Date

By:	*	April 29, 2010
	Garen W. Smith, Director	Date

*By	/s/ Glen M. Kassan
Glen M. Kassan, Attorney-in-fact

INDEX

Index to Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	First Amended Chapter 11 Plan of Reorganization of the Company, dated June 8, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed July 28, 2005).
2.2
Third Amended Joint Plan of Reorganization of Wheeling-Pittsburgh Steel Corporation, dated May 19, 2003 (incorporated by reference to Exhibit 2.1 to Wheeling-Pittsburgh Corporation’s Registration Statement on Form 10 filed May 30, 2003).

**3.1	Amended and Restated Certificate of Incorporation of WHX, as most recently amended on November 24, 2008.
**3.2	Amended and Restated By Laws of WHX, as most recently amended on November 24, 2008.
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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

INDEX

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

10.4	2008 Bonus Plan of the Company ( incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K, filed March 31, 2009).
10.5	Amendment to 2008 Bonus Plan of the Company (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K, filed March 31, 2009).
**10.6	2009 Bonus Plan of the Company.
10.7	2007 Incentive Stock Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed May 25, 2007).
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

INDEX

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

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K, filed March 31, 2009).
**23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.
**24.1	Power of Attorney (included in the signature page to the Original Form 10-K).
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed with the Original Form 10-K, filed March 30, 2010.