Form 10-Q
period 2010-03-31
WHX CORP
filed 2010-05-10
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of Common Stock issued and outstanding as of May 7, 2010 was 12,178,565.

Part I. Item 1: Financial Statements

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2010	2009

	(in thousands except per share)

Net sales	$145,187	$127,187
Cost of goods sold	107,763	97,850
Gross profit	37,424	29,337

Selling, general and administrative expenses	30,625	30,735
Pension expense	1,113	3,458
Restructuring charges	-	533
Other operating expenses (income)	1	(5)
Income (loss) from continuing operations	5,685	(5,384)
Other:
Interest expense	6,631	5,070
Realized and unrealized loss (gain) on derivatives	323	(281)
Other expense (income)	266	(159)
Loss from continuing operations before tax	(1,535)	(10,014)
Tax provision (benefit)	678	(245)
Loss from continuing operations, net of tax	(2,213)	(9,769)

Discontinued Operations:
Loss from discontinued operations, net of tax	(531)	(1,599)
Gain (loss) on disposal of assets, net of tax	-	-
Net loss from discontinued operations	(531)	(1,599)

Net loss	$(2,744)	$(11,368)

Basic and diluted per share of common stock

Loss from continuing operations, net of tax	$(0.19)	$(0.80)
Discontinued operations, net of tax	(0.04)	(0.13)
Net loss	$(0.23)	$(0.93)

Weighted average number of common shares outstanding	12,179	12,179

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$8,586	$8,796
Trade and other receivables - net of allowance for doubtful accounts of $2,704 and $2,806, respectively	85,277	71,796
Inventories	63,976	60,122
Deferred income taxes	1,278	1,261
Other current assets	9,801	9,008
Current assets of discontinued operations	280	1,681
Total current assets	169,198	152,664

Property, plant and equipment at cost, less accumulated depreciation and amortization	86,026	86,969
Goodwill	63,926	63,946
Other intangibles, net	33,280	34,035
Other non-current assets	10,451	11,801
Non-current assets of discontinued operations	4,211	4,426
	$367,092	$353,841

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade payables	$42,266	$35,123
Accrued liabilities	22,238	23,351
Accrued environmental liability	6,485	6,692
Accrued interest - related party	1,982	1,600
Short-term debt	30,763	19,087
Current portion of long-term debt	13,090	5,944
Deferred income taxes	413	300
Current portion of pension liability	10,100	9,700
Current liabilities of discontinued operations	656	1,507
Total current liabilities	127,993	103,304

Long-term debt	84,952	95,106
Long-term debt - related party	54,098	54,098
Long-term interest accrual - related party	14,719	11,797
Accrued pension liability	91,914	92,655
Other employee benefit liabilities	4,832	4,840
Deferred income taxes	4,338	4,429
Other liabilities	5,247	5,409
	388,093	371,638
Commitments and Contingencies

Stockholders' Deficit:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 12,179 shares	122	122
Accumulated other comprehensive loss	(118,871)	(118,402)
Additional paid-in capital	552,843	552,834
Accumulated deficit	(455,095)	(452,351)
Total stockholders' deficit	(21,001)	(17,797)
	$367,092	$353,841

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net loss	$(2,744)	$(11,368)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	4,379	4,536
Non-cash stock based compensation	12	116
Amortization of debt related costs	288	391
Long-term interest on related party debt	2,922	1,767
Deferred income taxes	(8)	(467)
(Gain) loss on asset dispositions	1	(4)
Unrealized loss on derivatives	67	388
Reclassification of net cash settlements on derivative instruments	256	(669)
Net cash provided by operating activities of discontinued operations	81	2,932
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(13,669)	5,776
Inventories	(4,074)	(2,673)
Other current assets	(158)	78
Accrued interest expense-related party	382	292
Other current liabilities	6,774	(550)
Other items-net	440	(595)
Net cash used in operating activities	(5,051)	(50)
Cash flows from investing activities:
Plant additions and improvements	(2,674)	(2,102)
Net cash settlements on derivative instruments	(256)	669
Proceeds from sales of assets	13	58
Net cash used in investing activities of discontinued operations	-	(39)
Net cash used in investing activities	(2,917)	(1,414)
Cash flows from financing activities:
Net revolver borrowings	11,681	6,827
Repayments of term loans - domestic	(3,004)	(5,641)
Deferred finance charges	-	(880)
Net change in overdrafts	(757)	(364)
Net cash used to repay debt of discontinued operations	-	(122)
Other	(48)	(92)
Net cash provided by (used in) financing activities	7,872	(272)
Net change for the period	(96)	(1,736)
Effect of exchange rate changes on net cash	(114)	(29)
Cash and cash equivalents at beginning of period	8,796	8,656
Cash and cash equivalents at end of period	$8,586	$6,891

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ DEFICIT
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Capital in Excess of	Total Stockholders'
	Shares	Amount	Loss	Deficit	Par Value	Deficit

Balance, December 31, 2009	12,179	$122	$(118,402)	$(452,351)	$552,834	$(17,797)

Foreign currency translation adjustment	-	-	(469)	-	-	(469)
Net loss	-	-	-	(2,744)	-	(2,744)
Total comprehensive loss						(3,213)
Amortization of stock options	-	-	-	-	9	9

Balance, March 31, 2010	12,179	$122	$(118,871)	$(455,095)	$552,843	$(21,001)

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

Note 2 – Liquidity and Management’s Plans

The Company’s first quarter 2010 net sales and profitability improved substantially as compared to the first quarter of 2009.  Loss from continuing operations, net of tax, for the first quarter of  2010 improved by $7.6 million from a loss of $9.8 million in 2009 to a loss of $2.2 million in 2010, primarily as a result of $18.0 million of higher sales.

The Company used $5.1 million of cash flow in operating activities for the three months ended March 31, 2010, as compared to using $50,000 in the same three month period of 2009, principally due to the increase in working capital needs from a higher level of sales and business activity.  As of March 31, 2010, the Company’s current assets totaled $169.2 million and its current liabilities totaled $128.0 million, resulting in working capital of $41.2 million, as compared to working capital of $49.4 million as of December 31, 2009.

For the full year 2009, the Company recorded a net loss of $21.2 million, but generated $39.5 million of positive cash flow from operating activities. The world-wide economic recession adversely impacted net sales and profitability throughout 2009, and significant end market declines were experienced by many of the Company’s served markets, driving sales down by over 21% during 2009 as compared to 2008, and most of the Company’s reportable segments experienced declines in operating income for 2009 compared to 2008.  Significant cost containment actions were initiated across all of the business segments and the corporate headquarters, and the Company engaged in various restructuring activities.  The Company believes that the 2009 restructuring activities will allow the Company to realize enhanced performance as the global economy and the markets the Company serves recover.  As done in the first quarter of 2010, the Company expects to continue its initiatives to improve its operating efficiencies, working capital management and capital allocation, as well as its cost containment measures.

Prior to 2008, the Company incurred significant losses and negative cash flows from operations, and as of March 31, 2010 had an accumulated deficit of $455.1 million. On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

WHX Corporation, the parent company

WHX, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiaries, H&H and Bairnco, and other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $9.5 million of which has been distributed.  H&H’s credit facilities are collateralized by a first priority lien on substantially all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are collateralized by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline of stock prices starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $101.1 million as of December 31, 2009. The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $21.0 million, respectively, $1.4 million of which was paid in the first quarter of 2010.   Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of March 31, 2010, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $2.9 million and current liabilities of approximately $11.8 million. Such current liabilities include $10.1 million of estimated required contributions to the WHX Pension Plan, which WHX is permitted to borrow from H&H pursuant to H&H’s credit agreements.

Management expects that WHX will be able to fund its operations in the ordinary course of business over at least the next twelve months.

Handy & Harman and Bairnco

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will materially improve or when the credit contraction will significantly ease.  H&H’s senior credit facilities mature in June 2011 and Bairnco’s senior credit facilities mature in July 2012. As a result of the ongoing credit market conditions, the Company may not be able to obtain additional debt or equity financing if necessary or desired.  Furthermore, one or more of the financial institutions that make available H&H and Bairnco’s revolving credit facilities may become unable to fulfill their funding obligations, which could materially and adversely affect liquidity.

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by their respective borrowing base of accounts receivable and inventory.  As of March 31, 2010, H&H’s availability under its credit facilities was $25.3 million, and Bairnco’s availability under its U.S. credit facilities was $11.1 million.

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

Note 3 - Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2009.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.   In particular, the assets, liabilities and losses of discontinued operations (see Note 5) have been reclassified into separate lines on the financial statements to segregate them from continuing operations.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

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

In January 2010, the FASB issued new disclosure requirements related to Fair Value Measurements and Disclosures—ASC 820-10, in order to provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements, as well as additional information about transfers between levels and activity during the reporting period. It also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20), so as to refer to ASC 820-10 to determine the appropriate classes to present fair value disclosures about such plan assets.  Most of the new disclosures and clarifications of existing disclosures are effective for the Company’s interim and annual reporting periods of 2010, and the Company adopted them in the first quarter of 2010. Because the new requirements affect disclosures but do not change the accounting for any assets or liabilities, their adoption did not have an effect on the Company’s consolidated financial position and results of operations.

Note 5 – Discontinued Operations

Indiana Tube Denmark

During 2009, H&H’s Indiana Tube Denmark subsidiary (“ITD”) ceased operations and sold or disposed of its inventory and most of its equipment.  A gain on the sale of equipment of $1.7 million was recognized.  ITD’s only remaining asset is the ITD facility, which has been offered for sale. ITD repaid $4.6 million of its long-term debt during 2009.  In 2008, the Company decided to exit the welded specialty tubing market in Europe and close ITD, sell its assets, pay off its debt, and repatriate the remaining cash. The decision to exit this market was made after evaluating current economic conditions and ITD’s capabilities, served markets, and competitors.  ITD had been part of the Company’s Tubing segment.

Sumco, Inc.

In 2008, the Company also evaluated its Sumco subsidiary in light of ongoing operating losses and future prospects.  Sumco provided electroplating services primarily to the automotive market, and had been part of the Precious Metal segment.  Sumco had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  The Company decided to exit this business. In June 2009, Sumco entered into an agreement with the collective bargaining agent representing its unionized workers which specified the conditions of termination of employment for its unionized employees.  Sumco also entered into an agreement with a company owned by two former employees (the “Management Company”) whereby the Management Company agreed to fulfill various remaining customer contracts of Sumco until the contracts’ expiration on December 31, 2009.   In return, Sumco paid the Management Company a management service fee and leased space to the Management Company for a nominal rent.  On December 31, 2009, Sumco entered into a two-year lease of its manufacturing facility in Indianapolis, Indiana with the principals of the former Management Company (the “Tenant”).  As part of the lease, Sumco granted the Tenant an option to purchase Sumco’s manufacturing facility beginning on January 1, 2011, as well as granted the Tenant a right of first refusal to purchase the manufacturing facility by matching a bona fide offer of a third party.  In addition, Sumco sold various machinery, equipment, and inventory to the Tenant and licensed the “Sumco” name to the Tenant during the lease term.

The following assets and liabilities of the discontinued operations, ITD and Sumco, have been segregated in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009.

(in thousands)

	March 31, 2010	December 31, 2009
Current Assets:
Trade and other accounts receivable	$125	$1,441
Inventory	19	118
Other current assets	136	122
	$280	$1,681

Long-term Assets:
Property, plant & equipment, net	$4,211	$4,426

Current liabilities	$656	$1,507

The loss from Discontinued Operations consists of the following:

(in thousands)
	Three Months Ended March 31,
	2010	2009
Net sales	$-	$5,492

Operating loss	$(531)	$(1,447)

Interest/other expense	$-	$(152)

Loss from discontinued operations, net	$(531)	$(1,599)

Note 6 - Restructuring

Restructuring costs of $0.5 million were recorded in the three month period ended March 31, 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office.  As of December 31, 2009, approximately $0.1 million of such costs were unpaid and included on the consolidated balance sheet in accrued liabilities.  In addition, approximately $0.2 million of future lease costs for a New Hampshire facility of the Precious Metal segment was also accrued and included on the balance sheet.  This facility had been closed and its functions transferred to an operating facility in Milwaukee, Wisconsin during 2009.

The restructuring costs and activity in the restructuring reserve for the three month period ended March 31, 2010 consisted of:

(in thousands)
	Reserve Balance			Reserve Balance
	December 31, 2009	Expense	Payments	March 31, 2010

Termination benefits	$92	$-	$(92)	$-
Rent expense	166	-	(6)	$160
Other facility closure costs	-	-	-	$-
	$258	$-	$(98)	$160

Note 7 – Fair Value Measurements

The Company adopted ASC No. 820, “Fair Value Measurements” effective January 1, 2009.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e.,  the “exit price”) in an orderly transaction between market participants at the measurement date.

Fair value measurements are broken down into three levels based on the reliability of inputs as follows:

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

  The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets, the Company uses techniques including an income approach, a market approach, and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant.  Such estimates are derived from analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.

The derivative instruments that the Company purchases, specifically commodity futures and forwards contracts on precious metal, are valued at fair value.  The futures contracts are Level 1 measurements since they are traded on a commodity exchange.  The forward contracts are entered into with a counterparty, and are considered Level 2 measurements.

Goodwill is reviewed annually for impairment in accordance with generally accepted accounting principles. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.  The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit.

The changes in the net carrying amount of goodwill by reportable segment for the three months ended March 31, 2010 were as follows:

Segment	Balance at January 1, 2010	Acquisitions/Other	Impairment	Balance at March 31, 2010	Accumulated Impairment Losses
(in thousands)
Precious Metal	$1,521	$(20)	$-	$1,501	$-
Tubing	1,895	-	-	1,895	-
Engineered Materials	51,232	-	-	51,232	-
Arlon Electronic Materials	9,298	-	-	9,298	(1,140)
Total	$63,946	$(20)	$-	$63,926	$(1,140)

Note 8 – Income (Loss) Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding, as follows:

	Three Months
	Ended March 31,
	2010	2009
	(in thousands, except per share)

Loss from continuing operations, net of tax	$(2,213)	$(9,769)
Weighted average number of common shares outstanding	12,179	12,179

Loss from continuing operations, net of tax, per common share	$(0.19)	$(0.80)

Discontinued operations, net of tax	$(531)	$(1,599)
Weighted average number of common shares outstanding	12,179	12,179

Discontinued operations, net of tax, per common share	$(0.04)	$(0.13)

Net loss	$(2,744)	$(11,368)
Weighted average number of common shares outstanding	12,179	12,179

Net loss per common share	$(0.23)	$(0.93)

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements during the three months ended March 31, 2010 and 2009.  However, no common share equivalents were dilutive in either period because the Company reported a net loss and therefore, any outstanding stock options would have had an anti-dilutive effect.  As of March 31, 2010, stock options for an aggregate of 59,000 shares are excluded from the calculation of net loss per share.

Note 9 – Stockholders’ Deficit/Equity

Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2010 and 2009 was comprised of:

(in thousands)	Three Months Ended
	March 31,
	2010	2009

Net loss	$(2,744)	$(11,368)

Other comprehensive income (loss):
Foreign currency translation adjustments	(469)	(531)

Comprehensive loss	$(3,213)	$(11,899)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances as of March 31, 2010 and December 31, 2009 were comprised of:

(in thousands)	March 31,	December 31,
	2010	2009

Net actuarial losses and prior service costs and credits	$(122,465)	$(122,465)
Foreign currency translation adjustment	3,594	4,063
	$(118,871)	$(118,402)

Note 10 – Inventories

Inventories at March 31, 2010 and December 31, 2009 were comprised of:

(in thousands)	March 31,	December 31,
	2010	2009

Finished products	$25,845	$25,723
In - process	12,044	10,587
Raw materials	19,240	18,922
Precious metal inventory in various stages of completion	8,854	6,542
	65,983	61,774
LIFO reserve	(2,007)	(1,652)
	$63,976	$60,122

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $2.0 million and $1.7 million as of March 31, 2010 and December 31, 2009, respectively.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of March 31, 2010, H&H’s customer metal consisted of 303,122 ounces of silver, 1,327 ounces of gold, and 1,393 ounces of palladium.

Supplemental inventory information:	March 31,	December 31,
	2010	2009
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$6,847	$4,890

Market value per ounce:
Silver	$17.88	$16.83
Gold	$1,125.47	$1,095.78
Palladium	$491.00	$402.00

Note 11 – Derivative Instruments

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As of March 31, 2010, the Company had entered into forward and future contracts for gold with a total value of $1.6 million and for silver with a total value of $5.8 million.

The forward contracts, in the amount of $7.5 million, were made with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

During the three month period ended March 31, 2009, the Company also economically hedged its exposure on variable interest rate debt denominated in foreign currencies at one of its foreign subsidiaries. There is no credit risk on this derivative instrument as of March 31, 2010, as it was settled in the latter part of 2009.

As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  The Company’s hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodity or markets could negatively impact H&H’s costs.

As of March 31, 2010, the Company had the following outstanding forward or future contracts with settlement dates ranging from April 2010 to May 2010.

Commodity	Amount

Silver	330,000	ounces
Gold	1,400	ounces

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

(in thousands)
		March 31,	December 31,
Derivative	Balance Sheet Location	2010	2009

Commodity contracts	Other current liabilities	$(121)	$(54)
Total derivatives not designated as hedging instruments		(121)	(54)

Total derivatives		$(121)	$(54)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

(in thousands)		Three Months Ended March 31,
		2010	2009
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Gain (loss) on Derivatives	$(323)	$281
Interest rate swap	Interest expense	-	(92)
Total derivatives not designated as hedging instruments		$(323)	$189

Total derivatives		$(323)	$189

Note 12 – Pensions and Other Postretirement Benefits

The following table presents the components of net periodic pension cost for the Company’s pension plans for the three month periods ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,
(in thousands)	2010	2009

Service cost	$83	$80
Interest cost	6,050	6,418
Expected return on plan assets	(7,185)	(6,265)
Amortization of prior service cost	15	15
Amortization of actuarial loss	2,150	3,210
	$1,113	$3,458

The actuarial loss occurred principally because investment returns on the assets of the WHX Pension Plan during 2008 were significantly less than the assumed return of 8.5%.  The amount of the actuarial loss was reduced in 2009 as the return on plan assets exceeded the assumed return; thus reducing the amount of the amortization of the actuarial loss for the period ended March 31, 2010.

In addition to its pension plans which are included in the table above, the Company also maintains several other postretirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $0.1 million in both of the three month periods ended March 31, 2010 and 2009.

Note 13 – Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2010	2009
(in thousands)

Long-term Debt to Non Related Party:
H&H Wachovia Facility term loans	$41,182	$43,216
Other H&H debt-domestic	7,400	7,436
Bairnco Wells Fargo Facility term loan	2,690	3,624
Bairnco Ableco Facility term loan	42,000	42,000
Bairnco foreign loan facilities	4,770	4,774
Total debt to non related party	98,042	101,050
Less portion due within one year	13,090	5,944
Long-term debt to non related party	84,952	95,106

Long-term Debt to Related Party:
H&H Term B Loan	44,098	44,098
Bairnco Subordinated Debt Credit Agreement	10,000	10,000
Long-term debt to related party	54,098	54,098
Total long-term debt	$139,050	$149,204

In addition to H&H’s Loan and Security Agreement (the “Term B Loan”) with Steel Partners II Liquidating Series Trust (Series E) (the “SP II Series E Trust”), interest due to SP II Series E Trust under the Term B Loan is not required to be paid in cash until H&H’s indebtedness under its Loan and Security Agreement with Wachovia Bank, National Association, as agent (the “Wachovia Facilities”) has been repaid.  Thus, such accrued interest of $14.7 million and $11.8 million has been classified as a long-term liability in the consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively.  The interest accrued to SP II Series E Trust is subject to the same collateral as the Term B Loan.

Note 14 - Income Taxes

For the three month period ended March 31, 2010, a tax provision from continuing operations of $0.7 million was recorded, and for the three month period ended March 31, 2009, a tax benefit of $0.2 million was recorded. The Company’s tax provisions are principally for state and foreign income taxes because no federal income tax benefit has been recognized in either of these periods due to the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods. The three month period ended March 31, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

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

(2)
Tubing segment manufactures a wide variety of steel tubing products.  The Stainless Steel Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow this Group to serve the petrochemical infrastructure and shipbuilding markets. The Stainless Steel Tubing Group also manufactures products for use in the medical, semiconductor fabrication, aerospace and instrumentation industries.  The Specialty Tubing Group manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the refrigeration, automotive, and heating, ventilation and air conditioning (“HVAC”) industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products and assemblies for these industries.

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

(4)
Arlon Electronic Materials (“Arlon EM”) segment designs, manufactures, markets and sells high performance laminate materials and silicone rubber products utilized in the military/aerospace, wireless communications, transportation, energy generation, oil drilling, general industrial, and semiconductor markets.  Among the products included in the Arlon EM segment are high technology laminates and bonding materials used in the manufacture of printed circuit boards and silicone rubber products such as electrically insulating tapes and thermally conductive materials.

(5)
Arlon Coated Materials (“Arlon CM”) segment designs, manufactures, markets and sells laminated and coated products to the electronic, industrial and commercial markets under the Arlon and Calon brand names.  Among the products included in the Arlon CM segment are vinyl films for graphics art applications, foam tapes used in window glazing, and electrical and thermal insulation products.

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

The following table presents information about reportable segments for the three month periods ended March 31, 2010 and 2009.

Statement of operations data:	Three Months Ended
(in thousands)	March 31,
	2010	2009

Net Sales:
Precious Metal	$29,010	$20,683
Tubing	22,354	19,325
Engineered Materials	43,603	42,096
Arlon Electronic Materials	17,835	17,031
Arlon Coated Materials	16,341	12,340
Kasco	16,044	15,712
Total net sales	$145,187	$127,187

Segment operating income (loss)
Precious Metal	2,722	298
Tubing	2,344	837
Engineered Materials	1,354	793
Arlon Electronic Materials	2,063	1,749
Arlon Coated Materials	194	(1,068)
Kasco	1,159	920
Total	$9,836	$3,529

Unallocated corporate expenses & non operating units	(3,055)	(4,927)
Unallocated pension expense	(1,095)	(3,458)
Corporate restructuring costs	-	(533)
Gain (loss) on disposal of assets	(1)	5
Income (loss) from continuing operations	$5,685	$(5,384)

Interest expense	(6,631)	(5,070)
Realized and unrealized gain (loss) on derivatives	(323)	281
Other expense (income)	(266)	159
Loss from continuing operations before income taxes	$(1,535)	$(10,014)

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

In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans (the “Defendants”) in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.   On April 22, 2009, the Defendants filed a motion for summary judgment seeking dismissal of the case. In an Opinion filed February 11, 2010, the district court granted Defendants’ motion for summary judgment, dismissed with prejudice Mr. Kelly’s claims under the H&H SERP and dismissed without prejudice Mr. Kelly’s state law breach of contract claim.  The district court also denied Mr. Kelly’s cross motion for summary judgment.  On February 25, 2010, Mr. Kelly filed a notice of appeal with the United States Circuit Court of Appeals for the Second Circuit to appeal the dismissal of his claims related to the H&H SERP.  The Defendants intend to vigorously litigate the appeal.   There can be no assurance that the Defendants will be successful in defending against Mr. Kelly’s appeal, or that the Defendants will not have any liability on account of Mr. Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

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

Electroplating Technologies, Ltd. v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contended that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential ETL information.  ETL sought damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  On May 8, 2009, after a ten day trial, the jury found that Sumco had not misappropriated ETL’s trade secrets.  However, the jury found that Sumco had breached a contractual obligation owed to ETL and as compensation for that breach of contract, awarded ETL the sum of $250,000.  Following the jury verdict, the court denied ETL’s equitable requests for an injunction and for an accounting.  On May 18, 2009, Sumco filed a motion with the court for judgment notwithstanding the verdict to set aside the damage award.  On May 28, 2009, ETL filed a motion with the court seeking (i) a new trial and (ii) a modified verdict in the amount of $2,250,000.  In an order docketed September 25, 2009, the court denied ETL’s motion for a new trial and to increase the jury’s verdict.  The court then granted Sumco’s motion for a judgment notwithstanding the verdict and overturned the jury’s May 2009 award of $250,000 against Sumco for breach of contract.  ETL filed a notice of appeal of the court’s decision on October 16, 2009.  Each of ETL and Sumco have filed briefs with the appellate court.  Oral argument for the appeal is set for June 9, 2010 and the Company expects the appellate court to render its decision by the end of 2010. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flows of the Company.

World Properties, Inc. et. al. v. Arlon, Inc.

In December 2008, World Properties, Inc. and Rogers Corporation (collectively, “Rogers”) filed a lawsuit against Arlon, Inc. (“Arlon”), a subsidiary of Bairnco, in the United States District Court for the District of Connecticut.  The lawsuit alleged that Rogers is the exclusive licensee under U.S. Patent No. 5,552,210 and that Arlon’s TC600 circuit board infringed that patent.  In the complaint, Rogers demanded that Arlon cease the manufacture, sale and distribution of its TC600 circuit board and that the district court award unspecified damages to compensate Rogers for the alleged infringement.   On June 24, 2009, plaintiffs filed a motion to amend its complaint in order to assert that a second Arlon product (AD 1000) infringed a second Rogers patent, U.S. Patent No. 5,384,181.   On June 30, 2009, Arlon filed a motion for summary judgment seeking to dismiss all of plaintiffs’ patent infringement claims based upon the parties’ January 30, 1996 Asset Purchase Agreement (the “APA”).  In an order issued October 9, 2009, the district court granted Arlon’s motion for summary judgment and dismissed all of Rogers’ affirmative patent infringement claims.  In granting Arlon’s motion for summary judgment, the district court agreed with Arlon that Rogers’ claims of patent infringement were barred by a covenant not to sue contained in the APA.  Left to be resolved following the district court’s opinion were various counterclaims brought by Arlon against Rogers.  Pursuant to a Settlement Agreement and Release entered into between Arlon and Rogers on April 30, 2010, the parties agreed to resolve the remaining counterclaims, forego any appeal, and bring the lawsuit to final resolution, with no admission of liability by either party.  The financial terms and conditions of the settlement agreement, which are confidential, are not expected to have a material impact on the Company’s business operations or financial condition.

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

HHEM entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM and H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of March 31, 2010, over and above the $1.0 million, total investigation and remediation costs of approximately $1.4 million and $0.5 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.  Additionally, HHEM indirectly is currently being reimbursed through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP, and there is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM.

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

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM’s Licensed Site Professional’s partial RAO opinion constitute confirmation of the adequacy of HHEM’s investigation of the MA Property as well as its remediation and post closure monitoring plans.   The Massachusetts Attorney General, executed a covenant not to sue (CNTS) to cover the MA Property on March 31, 2010.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status (ROS) on April 1, 2010.  HHEM is now working towards filing a Class A-3 RAO to close the site once groundwater monitoring demonstrates that the remediation has controlled the conditions at the site.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, H&H and Bairnco and/or their subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco and/or their subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. The Company had approximately $6.5 million accrued related to estimated environmental remediation costs as of March 31, 2010.

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

On July 31, 2009, H&H reached a settlement agreement with an insurer for reimbursement of remediation and legal expense for five sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.  The insurer agreed to pay H&H $3.0 million for past indemnity expense and $150,000 for past defense costs.  Such insurance proceeds were received on August 10, 2009.

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

Pension Plan Contingency Arising from the WPC Group Bankruptcy

On July 24, 2003, the Company entered into an agreement among the Pension Benefit Guaranty Corporation (“PBGC”), certain of its former subsidiaries (the “WPC Group”), and the United Steelworkers of America, AFL-CIO-CLC, in settlement of matters relating to the Termination Litigation, in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, WHX agreed, among other things, (i) to certain administrative facts and legal conclusions about the WHX Pension Plan, as well as certain ongoing agreements, as set forth in the settlement agreement, and (ii)  that WHX will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  The WPC Group was a wholly-owned subsidiary of WHX until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.

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

WHX Business System

The WHX Business System is at the heart of the operational improvement methodologies for all WHX operations and employees. Strategy Deployment forms the roof of the business system and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the System are the key performance indicators used to monitor and drive improvement.  The steps of the System are the specific tool areas that drive the key performance indicators and overall performance.  WHX utilizes Lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable and profitable growth.

H&H Segments

•
H&H’s Precious Metal segment fabricates precious metal and their alloys into brazing alloys which are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints.  H&H offers these metal joining products in a wide variety of alloys.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction, and general industrial, where dissimilar material and metal-joining applications are required.

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

•
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

Comparison of the First Quarter of 2010 with the First Quarter of 2009

Overview and Outlook

Demand for the Company’s products and services increased in the first quarter of 2010 as compared to the first quarter of 2009 resulting in 14.2% quarter-over-quarter sales growth.  The growth in sales is due in part to strengthening in the markets served by the Company that began in the fourth quarter of 2009. All of the Company’s reportable segments experienced improvements in profitability. Income from continuing operations for the first quarter of 2010 was $5.7 million compared to a loss of $5.4 million during the same period of 2009.  Improved operating income was primarily as a result of $18.0 million of higher sales from all reportable segments.  Gross margin percentage improved and selling, general and administrative (“SG&A”) costs were relatively flat compared to the first quarter of last year.  The 2010 income from continuing operations included non-cash pension expense of $1.1 million, compared to non-cash pension expense of $3.5 million for the same period of the prior year.

Due to the improvement in economic conditions, in January 2010, the Company announced a restoration of the 5% salary reduction to annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers.  In addition, the Company also reinstated its matching contribution to the 401(k) savings plan for all employees not covered by a collective bargaining agreement, which had been suspended in January 2009. The Company also fully reinstated in 2010 its bonus plan for senior management, subject to the terms and conditions of the bonus plan, which had been significantly curtailed in 2009.

We expect that the continuing application of the WHX Business System and other cost improvement initiatives will continue to positively impact our productivity and profitability and result in a more efficient infrastructure that we can continue to leverage as demand growth returns. Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to increase demand as well as broaden our sales base.  As economic conditions continue to improve, and providing no unforeseen significant deterioration in general economic conditions, the Company expects sales to continue to grow during the remainder of 2010, as compared to 2009.

The operating results for the three months ended March 31, 2010 and 2009 are summarized in the following table.  In addition, please refer to the condensed consolidated financial statements of WHX as of and for the three months ended March 31, 2010 and 2009.

(in thousands)	Three Months Ended
	March 31,
	2010	2009
Net sales	$145,187	$127,187
Gross profit	37,424	29,337
Income (loss) from continuing operations	5,685	(5,384)
Loss from continuing operations before tax	(1,535)	(10,014)
Loss from continuing operations, net of tax	(2,213)	(9,769)
Discontinued operations:
Loss from discontinued operations, net of tax	(531)	(1,599)
Net loss	$(2,744)	$(11,368)

Net sales for the three months ended March 31, 2010 increased by $18.0 million, or 14.2%, to $145.2 million, as compared to $127.2 million for the three months ended March 31, 2009.  The higher sales volume across all the operating business segments was primarily driven by higher demand resulting from the improvement in the world-wide economy.

Gross profit in the three months ended March 31, 2010 increased to $37.4 million as compared to $29.3 million for the same period of 2009. Gross profit margin for the three months of 2010 improved to 25.8% as compared to 23.1% during the same period of 2009, with improvement in all business segments.  Greater absorption of fixed manufacturing costs due to a higher volume of production, more profitable product mix, and greater manufacturing efficiency were the primary drivers that contributed to improved gross profit margin.

SG&A expenses were relatively flat in the first quarter of 2010 compared to the first quarter of 2009, and as a percentage of net sales, declined from 24.2% in the first quarter of 2009 to 21.1% of net sales in the first quarter of 2010.  In January 2010, the Company reinstated the 5% salary reduction and its matching contribution to the 401(k) savings plan; two cost-reduction actions that had been initiated in January 2009. These incremental payroll expenses were offset by lower headcount along with lower medical costs, legal and other professional fees compared to the same period of 2009.

A non-cash pension expense related to the Company’s pension plans of $1.1 million was recorded in the three months ended March 31, 2010, compared to $3.5 million of non-cash pension expense in the first quarter of 2009. The non-cash pension expense in both years primarily represents actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%. However, investment returns on the plan assets exceeded the assumed return in 2009, thereby reducing the amount of the actuarial loss and its amortization in 2010 as compared to 2009.

Restructuring costs of $0.5 million were recorded during the three months ended March 31, 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office.  The restructuring costs were primarily severance and lease payments.

Income from continuing operations was $5.7 million for the three months ended March 31, 2010 as compared to a loss of $5.4 million for the same period of 2009. The higher income from continuing operations in the 2010 period was principally driven by increased sales and gross profit in all of the operating segments along with the lower non-cash pension expense of $2.4 million and $0.5 million of restructuring costs in 2009.

Interest expense was $6.6 million for the three months ended March 31, 2010, representing a 30.8% increase in comparison to $5.1 million in the same period of 2009 due principally to interest compounding on long-term interest payable to a related party.  In addition, the Company’s interest rates on certain loans were higher in the first quarter of 2010 due to higher interest rates incurred from amendments to such loans effective on March 12, 2009.

Realized and unrealized losses on derivatives were $0.3 million for the three months ended March 31, 2010, as compared to a gain of $0.3 million for the same period of 2009. The derivative financial instruments utilized by H&H are precious metal forward and future contracts which are used to economically hedge H&H’s precious metal inventory against price fluctuations.

For the three months ended March 31, 2010, a tax expense of $0.7 million was recorded, principally for state and foreign income taxes compared to a tax benefit of $0.2 million during the first quarter of 2009.  The Company has not recorded any federal income tax benefit in either period due to the uncertainty of realizing the benefit of the Company’s NOLs in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods. The first quarter of 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

The discontinued operations segregated on the statement of operations are the Company’s ITD and Sumco subsidiaries.  During 2009, H&H’s ITD subsidiary ceased operations and sold or disposed of its inventory and equipment.  ITD’s only remaining asset is the ITD facility, which has been offered for sale. In 2008, the Company decided to exit the welded specialty tubing market in Europe and close ITD after evaluating future economic conditions and ITD’s capabilities, served markets, and competitors.  ITD had been part of the Company’s Tubing segment.  In 2008, the Company also evaluated its Sumco subsidiary in light of ongoing operating losses and future prospects.  Sumco provided electroplating services primarily to the automotive market, and had been part of the Precious Metal segment.  Sumco had declining cash flows in 2008 and projected negative 2009 cash flows principally caused by the decline in U.S. economic activity and Sumco’s reliance on the automotive market for over 90% of its sales.  The Company decided to exit this business. In June 2009, Sumco entered into an agreement with a company owned by two former employees (the “Management Company”) whereby the Management Company agreed to fulfill various remaining customer contracts of Sumco until the contracts’ expiration on December 31, 2009 in return for a management service fee and leased space at a nominal rent.  On December 31, 2009, Sumco entered into a two-year lease of its manufacturing facility in Indianapolis, Indiana with the principals of the former Management Company (the “Tenant”).  As part of the lease, Sumco granted the Tenant an option to purchase Sumco’s manufacturing facility beginning on January 1, 2011, as well as granted the Tenant a right of first refusal to purchase the manufacturing facility by matching a bona fide offer of a third party.  In addition, Sumco sold various machinery, equipment, and inventory to the Tenant and licensed the “Sumco” name to the Tenant during the lease term.  The two discontinued operations incurred aggregate costs of $0.5 million during the three months ended March 31, 2010, principally for severance costs and costs associated with ownership of the buildings that were the former manufacturing facilities of ITD and Sumco.  In the first quarter of 2009, the two discontinued operations had aggregate losses from their operations of $1.6 million.

Net loss for the three months ended March 31, 2010 was $2.7 million, or $0.23 loss per share, compared to a net loss of $11.4 million, or $0.93 loss per share, for the three months ended March 31, 2009.

Segment sales and operating income data for the three months ended March 31, 2010 and 2009 are shown in the following table (in thousands):

Statement of operations data:	Three Months Ended March 31,
(in thousands)	2010	2009	Inc(decr)	% chg

Net Sales:
Precious Metal	$29,010	$20,683	$8,327	40.3%
Tubing	22,354	19,325	3,029	15.7%
Engineered Materials	43,603	42,096	1,507	3.6%
Arlon Electronic Materials	17,835	17,031	804	4.7%
Arlon Coated Materials	16,341	12,340	4,001	32.4%
Kasco	16,044	15,712	332	2.1%
Total net sales	$145,187	$127,187	$18,000	14.2%

Segment operating income (loss):
Precious Metal	$2,722	$298	$2,424	813.4%
Tubing	2,344	837	1,507	180.0%
Engineered Materials	1,354	793	561	70.7%
Arlon Electronic Materials	2,063	1,749	314	18.0%
Arlon Coated Materials	194	(1,068)	1,262	118.2%
Kasco	1,159	920	239	26.0%
Total segment operating income	9,836	3,529	6,307	178.7%
Unallocated corporate expenses and non-operating units	(3,055)	(4,926)
Unallocated pension expense	(1,095)	(3,458)
Corporate restructuring costs	-	(533)
Gain (loss) on disposal of assets	(1)	4
Income (loss) from continuing operations	$5,685	$(5,384)

The comments that follow compare revenues and operating income by segment for the three months ended March 31, 2010 and 2009.

Precious Metal

The Precious Metal segment net sales increased by $8.3 million, or 40.3%, to $29.0 million during the first quarter of 2010.  The increased sales were primarily driven by higher volume in all of its markets, particularly sales to the automotive industry, appliance markets, electrical, and commercial construction, in 2010 compared to 2009.  Higher sales were also driven by higher price and volume of precious metals compared to the same period of 2009.

Segment operating income increased by $2.4 million from $0.3 million in the first quarter of 2009 to $2.7 million during the first quarter of 2010.  The increase was primarily driven by higher sales volume, plus an improvement in gross margin percentage.

One of the discontinued operations, Sumco, was previously part of this Precious Metal segment but has now been excluded from the segment’s operating results.

Tubing

During the first quarter of 2010, the Tubing segment sales increased by $3.0 million, or 15.7%, resulting primarily from higher sales to refrigeration, automotive, and HVAC markets serviced by the Specialty Tubing Group, which was partially offset by weakness in sales to medical markets within the Stainless Steel Tubing Group.

Segment operating income increased by $1.5 million on the higher sales, to $2.3 million during the first quarter of 2010 compared to $0.8 million for the same period of 2009, positively impacted by higher gross profit from the higher volume, plus an improvement in gross margin percentage.

One of the discontinued operations, ITD, was previously part of this Tubing segment but has now been excluded from the segment’s operating results.

Engineered Materials

The Engineered Materials segment sales during the first quarter of 2010 increased by $1.5 million, or 3.6%, as compared to the same period of 2009, with increased sales of branded roofing fasteners, and higher sales of electro-galvanized rolled sheet steel products.

Segment operating income was $1.4 million during the first quarter of 2010, compared to $0.8 million during the same period of 2009.  The increase in operating income was principally the result of the higher sales volume, along with cost saving efforts from manufacturing and selling, general and administrative functions.

Arlon EM

Arlon EM segment sales increased by $0.8 million, or 4.7%, during the first quarter of 2010 compared to the same period of 2009. The sales increase was primarily due to increased sales of flex heater and coil insulation products for the general industrial market as a result of the economic rebound.

Segment operating income increased $0.3 million to $2.1 million for 2010, principally due to higher sales volume, along with manufacturing efficiencies.

Arlon CM

Arlon CM segment sales increased by $4.0 million, or 32.4%, during the first quarter of 2010 compared to the same period of 2009, principally due to increased sales in the North American and European graphics markets, as well as higher sales to the Asian shipping container market.  Arlon CM’s sales of engineered coated products to the automotive, appliance and electronics markets increased as well, compared to the same period of 2009.

Operating income was $0.2 million during the first quarter of 2010 compared to a loss of $1.1 million during the same period of 2009.  The improvement of $1.3 million in segment operating income was driven by both higher sales volume and cost savings implemented in 2009, along with improved manufacturing efficiencies.

Kasco

Kasco segment sales increased by $0.3 million, or 2.1%, during the first quarter of 2010 compared to the same period of 2009.  Sales to U.S. grocery stores and other route sales were comparable between the periods.  However, Canada route sales improved during the first three months of 2010, and European sales were slightly higher, compared to the same period of 2009.

Operating income from the Kasco segment was $1.2 million during the first quarter of 2010, which was $0.2 million higher than the same period of 2009.  Higher operating income was driven by lower headcount in Europe as a result of work force reduction during 2009.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the three months ended March 31, 2010, $5.1 million was used by operating activities, $2.9 million was used by investing activities, and $7.9 million was provided from financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the three months ended March 31, 2010 and 2009:

(in thousands)	Three Months Ended March 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net loss	$(2,744)	$(11,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	4,379	4,536
Accrued interest not paid in cash	3,304	2,059
Pension expense, net of payments	(341)	3,458
Other	615	(246)
Net income (loss) after non-cash items	5,213	(1,561)
Discontinued operations	81	2,932
Working capital:
Trade and other receivables	(13,669)	5,776
Precious metal inventory	(2,094)	2
Inventory other than precious metal	(1,980)	(2,675)
Other current assets	(158)	78
Other current liabilities	7,116	(4,007)
Total working capital effect	(10,785)	(826)
Other items-net	440	(595)
Net cash used in operating activities	$(5,051)	$(50)

The Company reported a net loss of $2.7 million for the three months ended March 31, 2010, which included $7.9 million of non-cash expense items such as depreciation and amortization of $4.4 million and long-term interest expense not paid in cash of $3.3 million.  This was offset by net cash used for working capital items of $10.8 million.  As a result, net cash used in operations was $5.1 million during the first quarter of 2010.

 For the first quarter of 2009, although the net loss was $11.4 million, net cash flow from operating activities was relatively breakeven.  Non cash expenses included depreciation and amortization expense of $4.5 million, interest expense not paid in cash of $2.1 million and non-cash pension expense of $3.5 million.  Cash provided by the discontinued operations was $2.9 million. Net cash used for working capital items in the first quarter of 2009 totaled $0.8 million.

The major reason for the decline in operating cash flow in the 2010 quarter compared to the 2009 quarter was the impact of working capital demand from the higher level of business activity in 2010. Working capital was needed primarily because of increased accounts receivable and inventory resulting from the growth in sales and orders, partially offset by an increase in accounts payable and accrued liability balances.  During the first quarter of 2009, due to a drop in business activity during that period, a reduction in accounts receivable resulted in cash inflows, but were more than offset by cash needed to reduce the level of payables and accrued liabilities.

Due principally to the sales increase in the 2010 quarter as compared to sales decline in the 2009 quarter, accounts receivable increased $13.7 million in the first quarter of 2010, compared to a decrease of $5.8 million during the first quarter of 2009.

Inventory used $4.1 million in the quarter ended March 31, 2010 as compared to $2.7 million in the same quarter of 2009.  Other current liabilities provided $7.1 million of cash during the first quarter of 2010, as compared to using $4.0 million in the same period of 2009.  Besides the increasing level of inventory to supply sales due to the incremental sales volume during the first quarter of 2010, the Company purchased and carried more inventories and had a much higher accounts payable and accrued liabilities balances related to the high level of production activity.  As a result, these liabilities provided $7.1 million of cash to working capital.  On the contrary, due to the decline in sales volume and activity during the first quarter of 2009, the current liability balance was much less compared to December 31, 2008.  As a result, the change of accounts payable and accrued liability balances during the first quarter of 2009 reduced working capital by $4.0 million.

Investing Activities

Investing activities used $2.9 million and $1.4 million during the first quarter of 2010 and 2009, respectively.  Capital spending in the 2010 period was $2.7 million, as compared to $2.1 million spent in the 2009 period.  The Company paid $0.3 million related to its settlements of precious metal derivative contracts during the first quarter of 2010, as compared to net proceeds totaling $0.7 million in 2009.

Financing Activities

Financing activities provided a net amount of $7.9 million for the quarter ended March 31, 2010, principally from additional borrowings under the Company’s revolving credit facilities.  The balance of the revolving credit facilities increased by a net amount of $11.7 million during the first quarter of 2010.  This increase in working capital funding was needed to support higher accounts receivable and inventory balances resulting from increased sales and orders. The Company paid down $3.0 million on its term loans during the period including a $1.0 million payment that was in addition to the scheduled maturities.

Financing activities used a net amount of $0.3 million in the quarter ended March 31, 2009.  The Company repaid $5.6 million of its term loans during the quarter, and this was offset by a $6.8 million increase in its revolving credit facilities, for a net increase in debt of continuing operations of $1.2 million.  The Company paid $0.9 million of financing fees during the 2009 quarter, principally related to amending its credit facilities.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier.  When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of consigned precious metal is not included in the Company’s balance sheet.  As of March 31, 2010, H&H’s customer metal consisted of 303,122 ounces of silver, 1,327 ounces of gold, and 1,393 ounces of palladium.

Liquidity and Capital Resources

The Company’s first quarter 2010 net sales and profitability improved substantially as compared to the first quarter of 2009.  Loss from continuing operations, net of tax, for the first quarter of  2010 improved by $7.6 million from a loss of $9.8 million in 2009 to a loss of $2.2 million in 2010, primarily as a result of $18.0 million of higher sales.

The Company used $5.1 million of cash flow in operating activities for the three months ended March 31, 2010, as compared to using $50,000 in the same three month period of 2009, principally due to the increase in working capital needs from a higher level of sales and business activity.  As of March 31, 2010, the Company’s current assets totaled $169.2 million and its current liabilities totaled $128.0 million, resulting in working capital of $41.2 million, as compared to working capital of $49.4 million as of December 31, 2009.

For the full year 2009, the Company recorded a net loss of $21.2 million, but generated $39.5 million of positive cash flow from operating activities. The world-wide economic recession adversely impacted net sales and profitability throughout 2009, and significant end market declines were experienced by many of the Company’s served markets, driving sales down by over 21% during 2009 as compared to 2008, and most of the Company’s reportable segments experienced declines in operating income for 2009 compared to 2008.  Significant cost containment actions were initiated across all of the business segments and the corporate headquarters, and the Company engaged in various restructuring activities.  The Company believes that the 2009 restructuring activities will allow the Company to realize enhanced performance as the global economy and the markets the Company serves recover.  The Company expects to continue its initiatives to improve its operating efficiencies, working capital management and capital allocation, as well as its cost containment measures.

Prior to 2008, the Company incurred significant losses and negative cash flows from operations, and as of March 31, 2010 had an accumulated deficit of $455.1 million. On March 7, 2005, WHX filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

WHX Corporation, the parent company

WHX, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiaries, H&H and Bairnco, and other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $12.0 million, $9.5 million of which has been distributed.  H&H’s credit facilities are collateralized by a first priority lien on substantially all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are collateralized by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline of stock prices starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $101.1 million as of December 31, 2009.  The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $21.0 million, respectively, $1.4 million of which was paid in the first quarter of 2010.   Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of March 31, 2010, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $2.9 million and current liabilities of approximately $11.8 million. Such current liabilities include $10.1 million of estimated required contributions to the WHX Pension Plan, which WHX is permitted to borrow from H&H pursuant to H&H’s credit agreements.

Management expects that WHX will be able to fund its operations in the ordinary course of business over at least the next twelve months.

Handy & Harman and Bairnco

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will materially improve or when the credit contraction will significantly ease.  H&H’s senior credit facilities mature in June 2011 and Bairnco’s senior credit facilities mature in July 2012. As a result of the ongoing credit market conditions, the Company may not be able to obtain additional debt or equity financing if necessary or desired.  Furthermore, one or more of the financial institutions that make available H&H and Bairnco’s revolving credit facilities may become unable to fulfill their funding obligations, which could materially and adversely affect liquidity.

The ability of both H&H and Bairnco to draw on their respective revolving lines of credit is limited by their respective borrowing base of accounts receivable and inventory.  As of March 31, 2010, H&H’s availability under its credit facilities was $25.3 million, and Bairnco’s availability under its U.S. credit facilities was $11.1 million.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2010, the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

May 10, 2010

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