Form 10-Q
period 2010-06-30
WHX CORP
filed 2010-08-10
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes ☒ No ☐

The number of shares of Common Stock issued and outstanding as of August 10, 2010 was 12,178,565

Part I. Item 1: Financial Statements

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009

	(in thousands except per share)

Net sales	$180,928	$137,318	$326,115	$264,505
Cost of goods sold	132,513	103,456	240,276	201,306
Gross profit	48,415	33,862	85,839	63,199

Selling, general and administrative expenses	30,994	23,450	61,615	54,185
Pension expense	1,062	3,458	2,175	6,915
Asset impairment charges	1,582	2,046	1,582	2,046
Restructuring charges	135	738	143	1,271
Other operating expenses (income)	(16)	78	(15)	74
Income (loss) from continuing operations	14,658	4,092	20,339	(1,292)
Other:
Interest expense	6,849	7,006	13,480	12,074
Realized and unrealized loss (gain) on derivatives	86	(25)	409	(306)
Other expense (income)	288	41	554	(117)
Income (loss) from continuing operations before tax	7,435	(2,930)	5,896	(12,943)
Tax provision	790	411	1,468	166
Income (loss) from continuing operations, net of tax	6,645	(3,341)	4,428	(13,109)

Discontinued Operations:
Loss from discontinued operations, net of tax	(340)	(2,235)	(865)	(3,835)
Gain on disposal of assets, net of tax	-	1,489	-	1,489
Net loss from discontinued operations	(340)	(746)	(865)	(2,346)

Net income (loss)	$6,305	$(4,087)	$3,563	$(15,455)

Basic and diluted per share of common stock

Income (loss) from continuing operations, net of tax	$0.55	$(0.28)	$0.36	$(1.08)
Discontinued operations, net of tax	(0.03)	(0.06)	(0.07)	(0.19)
Net income (loss)	$0.52	$(0.34)	$0.29	$(1.27)

Weighted average number of common shares outstanding	12,179	12,179	12,179	12,179

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,642	$8,796
Trade and other receivables - net of allowance for doubtful accounts of $2,783 and $2,806, respectively	100,824	71,796
Inventories	60,655	60,122
Deferred income taxes	1,238	1,261
Other current assets	9,560	9,008
Current assets of discontinued operations	1,708	1,681
Total current assets	183,627	152,664

Property, plant and equipment at cost, less accumulated depreciation and amortization	83,300	86,969
Goodwill	63,900	63,946
Other intangibles, net	32,543	34,035
Other non-current assets	12,418	11,801
Non-current assets of discontinued operations	-	4,426
	$375,788	$353,841

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade payables	$51,986	$35,123
Accrued liabilities	27,013	23,351
Accrued environmental liability	6,060	6,692
Accrued interest - related party	20,066	1,600
Short-term debt	19,786	19,087
Current portion of long-term debt-related party	44,098	-
Current portion of long-term debt	49,373	5,944
Deferred income taxes	393	300
Current portion of pension liability	10,600	9,700
Current liabilities of discontinued operations	516	1,507
Total current liabilities	229,891	103,304

Long-term debt	46,667	95,106
Long-term debt - related party	10,000	54,098
Long-term interest accrual - related party	-	11,797
Accrued pension liability	90,559	92,655
Other employee benefit liabilities	4,790	4,840
Deferred income taxes	4,223	4,429
Other liabilities	5,449	5,409
	391,579	371,638

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 12,179 shares	122	122
Accumulated other comprehensive loss	(119,969)	(118,402)
Additional paid-in capital	552,844	552,834
Accumulated deficit	(448,788)	(452,351)
Total stockholders' deficit	(15,791)	(17,797)
	$375,788	$353,841

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,563	$(15,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,792	9,149
Non-cash stock based compensation	47	158
Amortization of debt related costs	743	906
Long-term interest on related party debt	5,901	4,252
Deferred income taxes	(86)	(402)
(Gain) loss on asset dispositions	(15)	74
Asset impairment charges	1,582	2,046
Unrealized (gain) loss on derivatives	(316)	505
Reclassification of net cash settlements on derivative instruments	725	(810)
Net cash provided by operating activities of discontinued operations	146	5,085
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(29,264)	(2,218)
Inventories	(1,110)	8,702
Other current assets	339	1,936
Accrued interest expense-related party	768	632
Other current liabilities	17,965	(4,363)
Other items-net	169	(1,511)
Net cash provided by operating activities	9,949	8,686
Cash flows from investing activities:
Plant additions and improvements	(5,390)	(3,584)
Net cash settlements on derivative instruments	(725)	810
Proceeds from sales of assets	398	57
Net cash provided by investing activities of discontinued operations	-	598
Net cash used in investing activities	(5,717)	(2,119)
Cash flows from financing activities:
Net revolver borrowings	835	4,021
Proceeds from term loans - domestic	-	9,328
Net (repayments) proceeds of loans - foreign	(230)	249
Repayments of term loans	(4,903)	(16,203)
Deferred finance charges	(301)	(1,300)
Net change in overdrafts	1,600	(735)
Net cash used to repay debt of discontinued operations	-	(2,042)
Other	(98)	(95)
Net cash used in financing activities	(3,097)	(6,777)
Net change for the period	1,135	(210)
Effect of exchange rate changes on net cash	(289)	93
Cash and cash equivalents at beginning of period	8,796	8,656
Cash and cash equivalents at end of period	$9,642	$8,539

Non-cash investing activities:
Sale of property for mortgage note receivable	$630	$-

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ DEFICIT
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Capital in Excess of	Total Stockholders'
	Shares	Amount	Loss	Deficit	Par Value	Deficit

Balance, December 31, 2009	12,179	$122	$(118,402)	$(452,351)	$552,834	$(17,797)

Foreign currency translation adjustment	-	-	(1,567)	-	-	(1,567)
Net income	-	-	-	3,563	-	3,563
Total comprehensive income						1,996
Amortization of stock options	-	-	-	-	10	10

Balance, June 30, 2010	12,179	$122	$(119,969)	$(448,788)	$552,844	$(15,791)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - The Company and Nature of Operations

WHX Corporation (“WHX”), the parent company, manages a group of businesses on a decentralized basis.  WHX owns Handy & Harman (“H&H”), a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  WHX also owns Bairnco Corporation (“Bairnco”), another diversified holding company that manages business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services.  See Note 16 “Reportable Segments” for a description of the business and products of each of the Company’s segments.  The business units of H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, are referred to herein as the “Company.”

Note 2 – Liquidity and Management’s Plans

The Company is negotiating the refinancing of H&H’s debt, which the Company expects to complete prior to the maturity date of June 30, 2011.  The Company’s operating performance has improved as compared to the same six month period last year.  As of June 30, 2010, H&H’s availability under its credit facilities was $46.1 million, and Bairnco’s availability under its U.S. credit facilities was $11.4 million.

The Company generated $9.9 million of positive cash flow from operating activities for the six months ended June 30, 2010.  The Company’s net sales and profitability for the first half of 2010 improved substantially as compared to the same period of 2009.  Income from continuing operations, net of tax, for the first six months of 2010 was $4.4 million, and improved by $17.5 million, as compared to a net loss from continuing operations of $13.1 million in 2009.  The improvement was primarily the result of $61.6 million, or 23.3% higher sales, as compared to the same six month period of 2009.

The Company’s outstanding debt as of June 30, 2010 is $4.3 million lower than December 31, 2009, and $32.0 million lower than June 30, 2009, although more of its debt has been classified as a current liability as of June 30, 2010 due to the maturity date.  Specifically, because the maturity date of H&H’s Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), as agent (the “Wachovia Facilities”) and its Loan and Security Agreement with Steel Partners II Liquidating Series Trust (Series E), (the “SP II Series E Trust”), as successor-in-interest to Steel Partners II, L.P. (“SP II”) (the “Term B Loan”) is June 30, 2011, an aggregate amount of $84.3 million of such debt, and $17.7 million of related accrued interest, have been included in current liabilities as of June 30, 2010.  As of December 31, 2009, such debt and related accrued interest had been classified as long-term liabilities since the maturity date exceeded twelve months from the balance sheet date.

For the full year 2009, the Company generated $39.5 million of positive cash flow from operating activities, even though the world-wide economic recession had adversely impacted net sales and profitability, driving sales down by over 21% during 2009 as compared to 2008 and causing most of the Company’s reportable segments to experience declines in operating income for 2009 compared to 2008.  Significant cost containment actions were initiated across all of the business segments and the corporate headquarters, and the Company engaged in various restructuring activities.  The Company believes that the 2009 restructuring activities have contributed to its enhanced performance during the first six months of 2010.  The Company expects to continue its initiatives to improve operating efficiencies, working capital management and capital allocation.

On March 7, 2005, WHX had filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

WHX Corporation, the parent company

WHX, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiaries, H&H and Bairnco, and other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of an unsecured loan for required payments to the WHX Pension Plan.  H&H’s credit facilities are collateralized by a first priority lien on substantially all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are collateralized by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline of stock prices starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $101.1 million as of December 31, 2009. The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $12.6 million, respectively, $3.4 million of which was paid in the first six months of 2010.   Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of June 30, 2010, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $4.1 million and current liabilities of approximately $11.6 million. Such current liabilities include $10.6 million of estimated required contributions due over the next twelve months to the WHX Pension Plan, which WHX is permitted to borrow from H&H pursuant to H&H’s credit agreements.

Management expects that WHX will be able to fund its operations in the ordinary course of business over at least the next twelve months.

Handy & Harman and Bairnco

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly and more difficult to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will materially improve or when the credit contraction will significantly ease. While the Company expects that it will be able to complete a refinancing of H&H’s senior credit facilities that mature in June 2011 and Bairnco’s senior credit facilities that mature in July 2012, there can be no assurance that such financing will be available or available on terms acceptable to the Company.

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

Management believes that the Company has the ability to meet its capital requirements on a continuing basis for at least the next twelve months. However, this ability is dependent, in part, on the Company’s continuing ability to meet its business plans, and after June 30, 2011, upon its ability to refinance H&H’s debt. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to reduce debt and increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and sale of certain assets.

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

Note 4 – Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new disclosure requirements related to Fair Value Measurements and Disclosures—Accounting Standards Codification (“ASC”) 820-10, in order to provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements, as well as additional information about transfers between levels and activity during the reporting period. It also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20), so as to refer to ASC 820-10 to determine the appropriate classes to present fair value disclosures about such plan assets.  Most of the new disclosures and clarifications of existing disclosures are effective for the Company’s interim and annual reporting periods of 2010, and the Company adopted them in the first quarter of 2010. Because the new requirements affect disclosures but do not change the accounting for any assets or liabilities, their adoption did not have an effect on the Company’s consolidated financial position and results of operations.

Note 5 – Discontinued Operations

Indiana Tube Denmark

In 2008, the Company decided to exit the welded specialty tubing market in Europe and close H&H’s Indiana Tube Denmark subsidiary (“ITD”), sell its assets, pay off its debt, and repatriate the remaining cash. The decision to exit this market was made after evaluating economic conditions and ITD’s capabilities, served markets, and competitors.  ITD had been part of the Company’s Tubing segment.  During 2009, ITD ceased operations and sold or disposed of its inventory and most of its equipment.  A gain on the sale of equipment of $1.7 million was recognized.  ITD’s principal remaining asset is the ITD facility, which has been offered for sale. The facility is included in Other non-curent assets on the consolidated balance sheet as of June 30, 2010. ITD repaid all of its $4.6 million of long-term debt during 2009.

Sumco, Inc.

The Company also evaluated its Sumco subsidiary in light of ongoing operating losses and future prospects.  Sumco provided electroplating services primarily to the automotive market, and relied on the automotive market for over 90% of its sales.  Sumco had been part of the Precious Metal segment.  The Company decided to exit this business. On December 31, 2009, Sumco entered into a two-year lease of its manufacturing facility in Indianapolis, Indiana.  As part of the lease, Sumco granted the tenant an option to purchase its manufacturing facility under certain circumstances.  In addition, Sumco sold various machinery, equipment, and inventory to the tenant and licensed the “Sumco” name to the tenant during the lease term.

The following assets and liabilities of the discontinued operations, ITD and Sumco, have been segregated in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009.

(in thousands)

	June 30, 2010	December 31, 2009
Current Assets:
Trade and other accounts receivable	$-	$1,441
Inventory	-	118
Land and building held for sale	1,623	-
Other current assets	85	122
	$1,708	$1,681

Long-term Assets:
Property, plant & equipment, net	$-	$4,426

Current liabilities	$516	$1,507

The loss from Discontinued Operations consists of the following:

(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$-	$6,559	$-	$12,051

Operating loss	$(338)	$(1,942)	$(863)	$(3,390)

Interest/other expense	$(2)	$(293)	$(2)	$(445)

Loss from discontinued operations, net	$(340)	$(2,235)	$(865)	$(3,835)

Gain on sale of assets	$-	$1,489	$-	$1,489

Note 6 – Restructuring

During the second quarter ended June 30, 2010, the Company commenced a restructuring plan to move Kasco’s Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, costs of $0.1 million were incurred in the three and six months ended June 30, 2010, principally for employee compensation and moving costs.

Restructuring costs of $0.7 million were recorded for the three and six month periods ended June 30, 2009 relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office.  In addition, in April 2009, the Company announced the closure of a facility in New Hampshire which was part of the Precious Metal segment and the relocation of the functions to its facility in Milwaukee.  Such relocation has been completed and the Company has offered the facility for sublease.  Restructuring costs of approximately $0.4 million were recorded in connection with this relocation, including an estimate of future net lease costs for the facility. During the second quarter of 2009, the Company also closed a leased facility in Dallas, Texas that was part of the Arlon Coated Materials segment, and now services that business from its facility in San Antonio, Texas.  The Company incurred severance and relocation costs of approximately $0.2 million in connection with the shutdown of the Dallas facility.

As of December 31, 2009, approximately $0.1 million of termination benefit costs were unpaid and included on the consolidated balance sheet in accrued liabilities.  In addition, approximately $0.2 million of future lease costs for the New Hampshire facility of the Precious Metal segment was also accrued and included on the balance sheet.

The restructuring costs and activity in the restructuring reserve for the six months ended June 30, 2010 consisted of:

(in thousands)
	Reserve Balance			Reserve Balance
	December 31, 2009	Expense	Payments	June 30, 2010

Termination benefits	$92	$83	$(143)	$32
Rent expense	166	-	(12)	154
Other	-	60	(48)	12
	$258	$143	$(203)	$198

 Note 7 – Asset Impairment Charges

In the second quarter of 2010, the Company recorded a non-cash asset impairment charge of $1.6 million related to its Atlanta facility, which has been offered for sale due to its plan to relocate those functions to an existing facility in  Mexico.  See Note 6-Restructuring.  The impairment charge represents an amount that reduces the carrying value of the long-lived assets to their estimated fair values based on current market prices of real estate in the area.

In the second quarter of 2009, the Company recorded non-cash asset impairment charges totaling $2.0 million. These charges included a $0.9 million non-cash impairment related to certain manufacturing equipment located at one of the Company’s Tubing facilities, and a $1.1 million non-cash impairment charge related to an investment accounted for under the equity method.  The equipment had been utilized exclusively in connection with a discontinued product line, and had no other viable use for the Company; nor was there believed to be a potential market to sell the equipment. The equity investment was sold by the Company subsequent to the balance sheet date, and the amount of the impairment represented the difference between the carrying value of the investment and the selling price, which approximated fair value as of June 30, 2009.

Note 8 – Fair Value Measurements

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

  The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets, any assets and liabilities acquired in a business combination, and its long-lived assets written down to fair value, as discussed in Note 7- Asset Impairment Charges. To measure fair value, the Company uses techniques including an income approach and/or a market approach (Level 3 inputs). The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant.  Such estimates are derived from analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.

The derivative instruments that the Company purchases, specifically commodity futures and forwards contracts on precious metal, are valued at fair value.  The futures contracts are Level 1 measurements since they are traded on a commodity exchange.  The forward contracts are entered into with a counterparty, and are considered Level 2 measurements.

Goodwill is reviewed annually for impairment in accordance with generally accepted accounting principles. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.  The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit.  During the second quarter of 2009, due to significant deterioration in the general economic environment and its impact on the Company’s sales and projected future cash flows, the Company performed interim impairment tests, which compared the carrying value of the Company’s reporting units to their fair market value at that time.  Based upon those tests, the Company determined that it was probable that an impairment of certain of its long lived assets such as goodwill had occurred, but could not reasonably estimate the amount of the impairment at that time.  The Company then conducted the second step of the goodwill impairment test, which included a valuation of all the tangible and intangible assets and the liabilities of the reporting unit, and recorded a goodwill impairment charge of $1.1 million when the test was completed, in the third quarter of 2009.

The changes in the net carrying amount of goodwill by reportable segment for the six months ended June 30, 2010 were as follows:

Segment	Balance at January 1, 2010	Acquisitions/Other	Impairment	Balance at June 30, 2010	Accumulated Impairment Losses
(in thousands)
Precious Metal	$1,521	$(46)	$-	$1,475	$-
Tubing	1,895	-	-	1,895	-
Engineered Materials	51,232	-	-	51,232	-
Arlon Electronic Materials	9,298	-	-	9,298	(1,140)
Total	$63,946	$(46)	$-	$63,900	$(1,140)

Note 9 – Income (Loss) Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding, as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(in thousands, except per share)

Income (loss) from continuing operations, net of tax	$6,645	$(3,341)	$4,428	$(13,109)
Weighted average number of common shares outstanding	12,179	12,179	12,179	12,179

Income (loss) from continuing operations, net of tax, per common share	$0.55	$(0.28)	$0.36	$(1.08)

Discontinued operations, net of tax	$(340)	$(746)	$(865)	$(2,346)
Weighted average number of common shares outstanding	12,179	12,179	12,179	12,179

Discontinued operations, net of tax, per common share	$(0.03)	$(0.06)	$(0.07)	$(0.19)

Net income (loss)	$6,305	$(4,087)	$3,563	$(15,455)
Weighted average number of common shares outstanding	12,179	12,179	12,179	12,179

Net income (loss) per common share	$0.52	$(0.34)	$0.29	$(1.27)

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements during the three and six months ended June 30, 2010 and 2009.  For the three and six month periods ended June 30, 2010, no outstanding common share equivalents were dilutive because the exercise price of such equivalents exceeded the fair market value of the Company’s common stock.  For the three and six month periods ended June 30, 2009, no common share equivalents were dilutive because the Company reported a net loss and therefore, any outstanding stock options would have had an anti-dilutive effect.  As of June 30, 2010, stock options for an aggregate of 57,700 shares are excluded from the calculation of net income per share.

Note 10 – Stockholders’ Deficit/Equity

Comprehensive Loss

Comprehensive loss for the three and six months ended June 30, 2010 and 2009 was comprised of:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$6,305	$(4,087)	$3,563	$(15,455)

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,098)	1,211	(1,567)	680
Valuation of marketable equity securities	-	24	-	24

Comprehensive income (loss)	$5,207	$(2,852)	$1,996	$(14,751)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances as of June 30, 2010 and December 31, 2009 were comprised of:

(in thousands)	June 30,	December 31,
	2010	2009
Net actuarial losses and prior service costs and credits	$(122,465)	$(122,465)
Foreign currency translation adjustment	2,496	4,063
	$(119,969)	$(118,402)

Note 11 – Inventories

Inventories at June 30, 2010 and December 31, 2009 were comprised of:

(in thousands)	June 30,	December 31,
	2010	2009

Finished products	$24,600	$25,723
In - process	11,085	10,587
Raw materials	19,828	18,922
Precious metal inventory in various stages of completion	6,792	6,542
	62,305	61,774
LIFO reserve	(1,650)	(1,652)
	$60,655	$60,122

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $1.7 million as of both June 30, 2010 and December 31, 2009, respectively.  The Company has deferred a $0.3 million gain as of June 30, 2010 on a temporary liquidation of its gold inventory because the inventory liquidation is expected to be reinstated by year-end.   Such deferral is included in accrued liabilities on the June 30, 2010 consolidated balance sheet.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of June 30, 2010, H&H’s customer metal consisted of 340,535 ounces of silver, 1,150 ounces of gold, and 1,393 ounces of palladium.

Supplemental inventory information:	June 30,	December 31,
	2010	2009
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$5,142	$4,890

Market value per ounce:
Silver	$17.70	$16.83
Gold	$1,207.29	$1,095.78
Palladium	$433.00	$402.00

Note 12 – Derivative Instruments

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As of June 30, 2010, the Company had entered into forward and future contracts for gold with a total value of $0.7 million and for silver with a total value of $5.4 million.

The forward contracts, in the amount of $6.8 million, were made with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

During the three and six month period ended June 30, 2009, the Company also economically hedged its exposure on variable interest rate debt denominated in foreign currencies at one of its foreign subsidiaries. This interest rate swap was settled in the latter part of 2009.

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

As of June 30, 2010, the Company had the following outstanding forward or future contracts with settlement dates ranging from August 2010 to September 2010.

Commodity	Amount

Silver	290,000	ounces
Gold	600	ounces

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

(in thousands)
		June 30,	December 31,
Derivative	Balance Sheet Location	2010	2009

Commodity contracts	Other current assets/(liabilities)	$262	$(54)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

(in thousands)		Three Months Ended June 30,
		2010	2009
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Gain (loss) on Derivatives	$(86)	$25
Interest rate swap	Interest expense	-	(228)
Total derivatives not designated as hedging instruments		$(86)	$(203)

Total derivatives		$(86)	$(203)

		Six Months Ended June 30,
		2010	2009
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Gain (loss) on Derivatives	$(409)	$306
Interest rate swap	Interest expense	-	(320)
Total derivatives not designated as hedging instruments		$(409)	$(14)

Total derivatives		$(409)	$(14)

Note 13 – Pensions and Other Postretirement Benefits

The following table presents the components of net periodic pension cost for the Company’s pension plans for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Service cost	$12	$80	$95	$160
Interest cost	5,939	6,418	11,989	12,835
Expected return on plan assets	(7,186)	(6,265)	(14,371)	(12,530)
Amortization of prior service cost	17	15	32	30
Amortization of actuarial loss	2,280	3,210	4,430	6,420
	$1,062	$3,458	$2,175	$6,915

The actuarial loss occurred principally because investment returns on the assets of the WHX Pension Plan during 2008 were significantly less than the assumed return of 8.5%.  The amount of the actuarial loss was reduced in 2009 as the return on plan assets exceeded the assumed return; thus reducing the amount of the amortization of the actuarial loss for the three and six month periods ended June 30, 2010.

In addition to its pension plans which are included in the table above, the Company also maintains several other postretirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $0.5 million and $0.1 million in the three month periods ended June 30, 2010 and 2009, respectively, and $1.0 million and $0.2 million in the six month periods ended June 30, 2010 and 2009, respectively.  In addition, in the quarter ended June 30, 2009, the Company reduced its postretirement benefits expense by $0.9 million because of a reduction in certain postretirement benefits for former employees.

Note 14 – Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009
(in thousands)

Long-term Debt to Non Related Party:
H&H Wachovia Facility term loans	$40,231	$43,216
Other H&H debt-domestic	7,364	7,436
Bairnco Wells Fargo Facility term loan	1,778	3,624
Bairnco Ableco Facility term loan	42,000	42,000
Foreign loan facilities	4,667	4,774
Total debt to non related party	96,040	101,050
Less portion due within one year	49,373	5,944
Long-term debt to non related party	46,667	95,106

Long-term Debt to Related Party:
H&H Term B Loan	44,098	44,098
Bairnco Subordinated Debt Credit Agreement	10,000	10,000
Total debt to related party	54,098	54,098
Less portion due within one year	44,098	-
Long-term debt to related party	10,000	54,098
Total long-term debt	$56,667	$149,204

The Company is negotiating the refinancing of H&H’s debt, which the Company expects to complete prior to its maturity date.  Because the maturity date of H&H’s Wachovia Facilities and its Term B Loan is June 30, 2011, an aggregate amount of $84.3 million of such debt has been included in current liabilities as of June 30, 2010.  As of December 31, 2009, such amount had been classified as long-term debt since the maturity date exceeded twelve months from the balance sheet date.

In addition to the Term B Loan principal, interest due to SP II Series E Trust under the Term B Loan is not required to be paid in cash until H&H’s indebtedness under the Wachovia Facilities has been repaid.  Such accrued interest of $17.7 million owed to the SP II Series E Trust as of June 30, 2010 has also been classified as a current liability on the balance sheet as of June 30, 2010, whereas $11.8 million of interest owed to SP II Series E Trust was classified as a long-term liability on the consolidated balance sheet as of December 31, 2009.  The interest accrued to SP II Series E Trust is subject to the same collateral as the Term B Loan.

Note 15 - Income Taxes

For the three month periods ended June 30, 2010 and 2009, tax provisions from continuing operations of $0.8 million and $0.4 million were recorded, respectively.  For the six month periods ended June 30, 2010 and 2009, tax provisions from continuing operations of $1.5 million and $0.2 million were recorded, respectively. The Company’s tax provisions are principally for state and foreign income taxes. No federal income tax provision or benefit was recognized in any of the periods due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, would not be fully realized in future periods.  The six month period ended June 30, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

Note 16 – Reportable Segments

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

The following table presents information about reportable segments for the three and six month periods ended June 30, 2010 and 2009.

Statement of operations data:	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2010	2009	2010	2009

Net Sales:
Precious Metal	$33,777	$19,984	$62,787	$40,667
Tubing	26,306	18,265	48,660	37,589
Engineered Materials	67,651	55,028	111,254	97,125
Arlon Electronic Materials	18,131	13,850	35,966	30,881
Arlon Coated Materials	20,024	14,819	36,365	27,159
Kasco	15,039	15,372	31,083	31,084
Total net sales	$180,928	$137,318	$326,115	$264,505

Segment operating income (loss)
Precious Metal (b)	$3,479	$871	$6,201	$1,308
Tubing ( c )	3,889	1,363	6,233	2,200
Engineered Materials	8,940	6,458	10,294	7,251
Arlon Electronic Materials	2,172	1,057	4,236	2,805
Arlon Coated Materials (d)	1,252	(46)	1,446	(1,115)
Kasco (a)	(1,299)	849	(140)	1,769
Total	18,433	10,552	28,270	14,218

Unallocated corporate expenses & non operating units	(2,729)	(1,638)	(5,771)	(6,702)
Unallocated pension expense	(1,062)	(3,458)	(2,175)	(6,915)
Corporate restructuring costs	-	(129)	-	(662)
Asset impairment charge	-	(1,157)	-	(1,157)
Gain (loss) on disposal of assets	16	(78)	15	(74)
Income (loss) from continuing operations	14,658	4,092	20,339	(1,292)

Interest expense	(6,849)	(7,006)	(13,480)	(12,074)
Realized and unrealized (loss) gain on derivatives	(86)	25	(409)	306
Other (expense) income	(288)	(41)	(554)	117
Income (loss) from continuing operations before income taxes	$7,435	$(2,930)	$5,896	$(12,943)

(a)	The operating loss of the Kasco segment for the three and six month periods ended June 30, 2010 includes asset impairment charges of $1.6 million and restructuring charges of $0.1 million.
(b)
Segment operating loss for the Precious Metal segment for the three and six months ended June 30, 2009 includes restructuring charges of $0.4 million relating to the closure of a facility in New Hampshire.

(c)
Segment operating income for the Tubing segment for the three and six months ended June 30, 2009 includes non-cash asset impairment charges of $0.9 million to write-down to fair value certain equipment formerly used in the manufacture of a discontinued product line.

(d)
Segment operating loss for the Arlon CM segment for the three and six months ended June 30, 2009 includes $0.2 million of restructuring costs related to the closure and relocation of an operation in Dallas Texas.

Note 17 - Contingencies

Legal Matters:

Paul E. Dixon & Dennis C. Kelly v. Handy & Harman

Paul Dixon and Dennis Kelly, two former officers of H&H (the “Claimants”) filed a Statement of Claim with the American Arbitration Association (the “Arbitration”) on or about January 3, 2006.  The Claimants were employees of H&H until September 2005 when their employment was terminated by H&H.  Their arbitration claims included seeking payments allegedly due under employment contracts and allegedly arising from their terminations, and seeking recovery of benefits under what they allege was the H&H Supplemental Executive Retirement Plan (“H&H SERP”).  In the Arbitration, Claimants sought an award in excess of $4.0 million each, among other things.  On March 10, 2006, all of the parties filed a stipulation with the court, discontinuing the court proceeding and agreeing therein, among other things, that all claims asserted by the Claimants in the Arbitration (which was also discontinued at that time) would be asserted in Supreme Court, Westchester County.

 In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans (the “Defendants”) in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.   On April 22, 2009, the Defendants filed a motion for summary judgment seeking dismissal of the case. In an Opinion filed February 11, 2010, the district court granted Defendants’ motion for summary judgment, dismissed with prejudice Mr. Kelly’s claims under the H&H SERP and dismissed without prejudice Mr. Kelly’s state law breach of contract claim.  The district court also denied Mr. Kelly’s cross motion for summary judgment.  On June 7, 2010, Mr. Kelly filed his appellate brief with the United States Circuit Court of Appeals for the Second Circuit appealing the dismissal of his claims related to the H&H SERP.  The Defendants will file their opposition brief in mid August 2010.  There can be no assurance that the Defendants will be successful in defending against Mr. Kelly’s appeal, or that the Defendants will not have any liability on account of Mr. Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

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

Electroplating Technologies, Ltd. v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contended that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential ETL information.  ETL sought damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  On May 8, 2009, after a ten day trial, the jury found that Sumco had not misappropriated ETL’s trade secrets.  However, the jury found that Sumco had breached a contractual obligation owed to ETL and as compensation for that breach of contract, awarded ETL the sum of $250,000.  Following the jury verdict, the court denied ETL’s equitable requests for an injunction and for an accounting.  On May 18, 2009, Sumco filed a motion with the court for judgment notwithstanding the verdict to set aside the damage award.  On May 28, 2009, ETL filed a motion with the court seeking (i) a new trial and (ii) a modified verdict in the amount of $2,250,000.  In an order docketed September 25, 2009, the court denied ETL’s motion for a new trial and to increase the jury’s verdict.  The court then granted Sumco’s motion for a judgment notwithstanding the verdict and overturned the jury’s May 2009 award of $250,000 against Sumco for breach of contract.  ETL filed a notice of appeal of the court’s decision on October 16, 2009.  Each of ETL and Sumco have filed briefs with the appellate court.  The Pennsylvania Superior Court heard oral argument on  June 9, 2010 and the Company expects the court to render its decision by the end of 2010. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flows of the Company.

World Properties, Inc. et. al. v. Arlon, Inc.

In December 2008, World Properties, Inc. and Rogers Corporation (collectively, “Rogers”) filed a lawsuit against Arlon, Inc. (“Arlon”), a subsidiary of Bairnco, in the United States District Court for the District of Connecticut.  The lawsuit alleged that Rogers is the exclusive licensee under U.S. Patent No. 5,552,210 and that Arlon’s TC600 circuit board infringed that patent.  In the complaint, Rogers demanded that Arlon cease the manufacture, sale and distribution of its TC600 circuit board and that the district court award unspecified damages to compensate Rogers for the alleged infringement.   On June 24, 2009, plaintiffs filed a motion to amend its complaint in order to assert that a second Arlon product (AD 1000) infringed a second Rogers patent, U.S. Patent No. 5,384,181.   On June 30, 2009, Arlon filed a motion for summary judgment seeking to dismiss all of plaintiffs’ patent infringement claims based upon the parties’ January 30, 1996 Asset Purchase Agreement (the “APA”).  In an order issued October 9, 2009, the district court granted Arlon’s motion for summary judgment and dismissed all of Rogers’ affirmative patent infringement claims.  In granting Arlon’s motion for summary judgment, the district court agreed with Arlon that Rogers’ claims of patent infringement were barred by a covenant not to sue contained in the APA.  Left to be resolved following the district court’s opinion were various counterclaims brought by Arlon against Rogers.  Pursuant to a Settlement Agreement and Release entered into between Arlon and Rogers on April 30, 2010, the parties agreed to resolve the remaining counterclaims, forego any appeal, and bring the lawsuit to final resolution, with no admission of liability by either party.  The financial terms and conditions of the settlement agreement, which are confidential, did not have a material impact on the Company’s business operations or financial condition.

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

HHEM entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM and H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of June 30, 2010, over and above the $1.0 million, total investigation and remediation costs of approximately $1.5 million and $0.5 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.  Additionally, HHEM indirectly is currently being reimbursed through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP, and there is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM.

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

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM’s Licensed Site Professional’s partial RAO opinion constitute confirmation of the adequacy of HHEM’s investigation of the MA Property as well as its remediation and post closure monitoring plans.   The Massachusetts Attorney General, executed a covenant not to sue (CNTS) to cover the MA Property on March 31, 2010.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status (ROS) on April 1, 2010.  On June 30, 2010, HHEM filed a Class A-3 RAO to close the site since HHEM’s Licensed Site Professional concluded that groundwater monitoring demonstrated that the remediation has stabilized the conditions at the site.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, H&H and Bairnco and/or their subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco and/or their subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $6.1 million accrued related to estimated environmental remediation costs as of June 30, 2010.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

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

Pension Plan Contingency Arising from the WPC Group Bankruptcy

On July 24, 2003, the Company entered into an agreement among the Pension Benefit Guaranty Corporation (“PBGC”), certain of its former subsidiaries (“the WPC Group”), and the United Steelworkers of America, AFL-CIO-CLC, in settlement of matters relating to the Termination Litigation, in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, WHX agreed, among other things, (i) to certain administrative facts and legal conclusions about the WHX Pension Plan, as well as certain ongoing agreements, as set forth in the settlement agreement, and (ii)  that WHX will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future WPC Group facility shutdown.  The WPC Group was a wholly-owned subsidiary of WHX until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown.  However, there may be PBGC claims related to unfunded liabilities that may exist as a result of a termination of the WHX Pension Plan.

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

•
H&H’s Tubing segment manufactures a wide variety of steel tubing products. Small-diameter tubing fabricated from stainless steel, nickel alloy and carbon and alloy steel is produced in many sizes and shapes to critical specifications for use in the appliance, refrigeration, petrochemical, transportation, semiconductor, aircraft and instrumentation industries. Additionally, tubular products are manufactured for the medical industry for use in surgical devices and instrumentation.

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

Overview and Outlook

Demand for the Company’s products and services increased in the second quarter of 2010 as compared to the second quarter of 2009 resulting in 31.8% quarter-over-quarter sales growth.  The growth in sales is due in part to strengthening in the markets served by the Company that began in the fourth quarter of 2009. Most of the Company’s reportable segments experienced improvements in profitability. Income from continuing operations for the second quarter of 2010 was $14.7 million compared to $4.1 million during the same period of 2009.  Improved operating income was primarily a result of $43.6 million higher sales from most reportable segments.  Gross margin percentage improved by 2.1% and selling, general and administrative (“SG&A”) costs as a percentage of sales were flat compared to the second quarter of last year.  The 2010 income from continuing operations included non-cash pension expense of $1.1 million, compared to non-cash pension expense of $3.5 million for the same period of the prior year.   The Company recorded an asset impairment charge of $1.6 million in 2010 based on a valuation of land, building and houses owned by its Kasco segment located in Atlanta, Georgia.  During the second quarter of 2009, the Company recorded asset impairment charges of $2.0 million related to an investment accounted for under the equity method for $1.1 million and machinery and equipment used for a discontinued product line for $0.9 million.

In January 2010, the Company restored the 5% salary reduction to annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers.  In addition, the Company also reinstated its matching contribution to the 401(k) savings plan for all employees not covered by a collective bargaining agreement, which had been suspended in January 2009. The Company also fully reinstated in 2010 its bonus plan for senior management, subject to the terms and conditions of the bonus plan.

We expect that the continuing application of the WHX Business System and other cost improvement initiatives will result in a more efficient infrastructure that will positively impact our productivity and profitability.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new product features in order to increase demand as well as broaden our sales base.

Comparison of the Second Quarter ended June 30, 2010 and 2009

The operating results for the three months ended June 30, 2010 and 2009 are summarized in the following table.  In addition, please refer to the condensed consolidated financial statements of WHX as of and for the three months ended June 30, 2010 and 2009.

(in thousands)	Three Months Ended
	June 30,
	2010	2009
Net sales	$180,928	$137,318
Gross profit	48,415	33,862
Income from continuing operations	14,658	4,092
Interest expense and other	(7,223)	(7,022)
Income (loss) from continuing operations before tax	7,435	(2,930)
Income (loss) from continuing operations, net of tax	6,645	(3,341)
Discontinued operations:
Loss from discontinued operations, net of tax	(340)	(746)
Net income (loss)	$6,305	$(4,087)

Net sales for the three months ended June 30, 2010 increased by $43.6 million, or 31.8%, to $180.9 million, as compared to $137.3 million for the three months ended June 30, 2009.  The higher sales volume across most operating business segments was primarily driven by higher demand resulting from the improvement in the world-wide economy.   Kasco sales for the second quarter of 2010 were slightly lower compared to the same period of last year primarily due to weak domestic route demand and unfavorable exchange rate impact on its European operations.

Gross profit in the three months ended June 30, 2010 increased to $48.4 million as compared to $33.9 million for the same period of 2009. Gross profit margin for the three months of 2010 improved to 26.8% as compared to 24.7% during the same period of 2009, with improvement in most business segments.  Greater absorption of fixed manufacturing costs due to a higher volume of production, more profitable product mix, and greater manufacturing efficiency were the primary drivers that contributed to improved gross profit margin.

Selling, general and administrative expenses of $31.0 million for the second quarter of 2010 were $7.5 million higher than the second quarter of 2009, reflecting higher variable costs plus the reinstatement of certain employee compensation costs.  The 2009 quarter reflected the suspension of these programs as well as a reduction in accruals related to incentive pay and certain non-qualified postretirement benefits of former employees.  SG&A expenses as a percent of net sales were 17.1% in both the 2010 and 2009 periods.

A non-cash pension expense of $1.1 million was recorded in the second quarter of 2010, compared to $3.5 million of non-cash pension expense in the second quarter of 2009. The non-cash pension expense in both years primarily represents actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%. However, investment returns on the plan assets exceeded the assumed return in 2009, thereby reducing the amount of the actuarial loss and its amortization in 2010 as compared to 2009.

A non-cash asset impairment charge of $1.6 million was recorded during the second quarter of 2010.  During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  As a result, the Company performed a valuation of its land, building and houses located in Atlanta.  The impairment represents the difference between the assets’ book value and fair market value as of June 30, 2010 as a result of the declining real estate market in the area where the properties are located. The Company recorded non-cash asset impairment charges totaling $2.0 million in the second quarter of 2009.  These charges included a $0.9 million non-cash impairment related to certain manufacturing equipment located at one of the Company’s Tubing facilities, and a non-cash impairment charge of $1.1 million related to an investment accounted for under the equity method.  The equipment had been utilized exclusively in connection with a discontinued product line, and had no other viable use for the Company; nor was there believed to be a potential market to sell the equipment. The equity investment was sold by the Company subsequent to the balance sheet date, and the amount of the impairment represented the difference between the carrying value of the investment and the selling price, which approximated fair value as of June 30, 2009.

Restructuring expenses of $0.1 million related to Kasco’s restructuring project as mentioned above, were recorded during the three months ended June 30, 2010. The restructuring costs incurred were primarily related to severance and moving costs.  Restructuring costs of $0.7 million in the second quarter of 2009 related to the consolidation of corporate offices and the consolidation of manufacturing facilities within the Precious Metal and Arlon CM segments.

Income from continuing operations was $14.7 million for the three months ended June 30, 2010 as compared to $4.1 million for the same period of 2009. The higher income from continuing operations in the 2010 period was principally driven by increased sales and gross profit in most of the operating segments along with lower non-cash pension expense of $2.4 million compared to the same period of 2009.  Impairment charges and restructuring costs were $0.5 million and $0.6 million lower in the second quarter of 2010 as compared to the same period of 2009, respectively.

Interest expense was $6.8 million for the three months ended June 30, 2010, compared to $7.0 million in the same period of 2009 primarily due to lower revolving and term loan debt balances, which was partially offset by interest  compounding on  related-party debt for which the interest is not paid in cash.

Realized and unrealized gains or losses on derivatives were minimal during the second quarter for both years. The derivative financial instruments utilized by H&H are precious metal forward and future contracts which are used to economically hedge H&H’s precious metal inventory against price fluctuations.

For the three months ended June 30, 2010, a tax expense of $0.8 million was recorded, principally for state and foreign income taxes compared to $0.4 million for the second quarter of 2009.  No federal income tax provision or benefit was recognized in either of the periods due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s NOLs in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be fully realized in future periods.

The discontinued operations segregated on the statement of operations are the Company’s ITD and Sumco subsidiaries.  During 2009, the Company ceased operations of both subsidiaries.  The two discontinued operations incurred aggregate costs of $0.3 million during the three months ended June 30, 2010, principally for severance costs and costs associated with ownership of the buildings that were their former manufacturing facilities.  In the second quarter of 2009, the two discontinued operations had aggregate losses of $2.2 million, partially offset by a gain of $1.5 million on asset sales of ITD.

Net income for the three months ended June 30, 2010 was $6.3 million, or $0.52 income per share, compared to a net loss of $4.1 million, or $0.34 loss per share, for the three months ended June 30, 2009.

Segment sales and operating income data for the three months ended June 30, 2010 and 2009 are shown in the following table (in thousands):

Statement of operations data:	Three Months Ended June 30,
(in thousands)	2010	2009	Inc(decr)	% Change

Net Sales:
Precious Metal	$33,777	$19,984	$13,793	69.0%
Tubing	26,306	18,265	8,041	44.0%
Engineered Materials	67,651	55,028	12,623	22.9%
Arlon Electronic Materials	18,131	13,850	4,281	30.9%
Arlon Coated Materials	20,024	14,819	5,205	35.1%
Kasco	15,039	15,372	(333)	-2.2%
Total net sales	$180,928	$137,318	$43,610	31.8%

Segment operating income (loss):
Precious Metal	$3,479	$871	$2,608	299.4%
Tubing	3,889	1,363	2,526	185.3%
Engineered Materials	8,940	6,458	2,482	38.4%
Arlon Electronic Materials	2,172	1,057	1,115	105.5%
Arlon Coated Materials	1,252	(46)	1,298	-2821.7%
Kasco	(1,299)	849	(2,148)	-253.0%
Total segment operating income	18,433	10,552	$7,881	74.7%
Unallocated corporate expenses and non-operating units	(2,729)	(1,638)
Unallocated pension expense	(1,062)	(3,458)
Corporate restructuring costs	-	(129)
Asset impairment charge	-	(1,157)
Gain (loss) on disposal of assets	16	(78)
Income from continuing operations	$14,658	$4,092

The comments that follow compare revenues and operating income by segment for the three months ended June 30, 2010 and 2009.

Precious Metal

The Precious Metal segment net sales increased by $13.8 million, or 69.0%, to $33.8 million during the second quarter of 2010.  The increased sales were primarily driven by higher volume in all of its markets, particularly sales to the automotive industry, appliance markets, electrical, and commercial construction, in 2010 compared to 2009.  Higher sales were also driven by the impact of a 33% increase in the average market price of silver in the second quarter of 2010 ($18.36/troy oz.) as compared to the same period of 2009 ($13.78/troy oz).

Segment operating income increased by $2.6 million from $0.9 million in the second quarter of 2009 to $3.5 million during the second quarter of 2010 principally as a result of higher sales volume.  During the second quarter of 2009, the Precious Metal segment recorded restructuring charges of $0.4 million related to closure of a facility in New Hampshire and the relocation of the functions to its facility in Milwaukee.

Tubing

During the second quarter of 2010, the Tubing segment sales increased by $8.0 million, or 44.0%, resulting primarily from higher sales to refrigeration, automotive, and HVAC markets serviced by the Specialty Tubing Group along with stronger demand from the petrochemical and precision material markets serviced by the Stainless Steel Tubing Group. The medical markets within the Stainless Steel Tubing were relatively flat compared to the second quarter of 2009.

Segment operating income increased by $2.5 million on the higher sales, to $3.9 million during the second quarter of 2010 compared to $1.4 million for the same period of 2009, positively impacted by higher gross profit from the higher volume, plus an improvement in gross margin percentage as a result of higher absorption of manufacturing overhead.

Engineered Materials

The Engineered Materials segment sales during the second quarter of 2010 increased by $12.6 million, or 22.9%, as compared to the same period of 2009 with improved market conditions within the commercial and residential replacement roofing markets. The increase in roofing fastener sales were primarily driven by private label products sold within the flat roofing fasteners market and higher sales of branded fasteners to the home center markets. There was also an  improvement in sales of gas and electrical connectors used in residential construction.

Segment operating income was $8.9 million during the second quarter of 2010, compared to $6.5 million during the same period of 2009.  The increase in operating income was principally the result of the higher sales volume, favorable product mix along with improved manufacturing efficiencies.

Arlon EM

Arlon EM segment sales increased by $4.3 million, or 30.9%, during the second quarter of 2010 compared to the same period of 2009. The sales increase was primarily due to increased sales of flex heater and coil insulation products for the general industrial market as a result of the economic rebound and increased sales of printed circuit board materials related to the telecommunications infrastructure in China.

Segment operating income increased $1.1 million to $2.2 million for 2010, principally due to higher sales volume, along with favorable manufacturing absorption and increased volume in the low cost China manufacturing facility.

Arlon CM

Arlon CM segment sales increased by $5.2 million, or 35.1%, during the second quarter of 2010 compared to the same period of 2009, principally due to increased sales in the North American and European graphics markets, as well as higher sales to the Asian shipping container market.  Arlon CM’s sales of engineered coated products to the automotive, appliance and electronics markets increased as well, compared to the same period of 2009.

Operating income was $1.3 million during the second quarter of 2010 compared to a loss of $46 thousand during the same period of 2009.  The improvement of $1.3 million in segment operating income was driven by both higher sales volume and cost savings implemented in 2009, along with improved manufacturing efficiencies as a result of the consolidation of two manufacturing facilities in 2009. Restructuring charges in 2009 of $0.2 million were recorded in the second quarter for the consolidation of the manufacturing facilities.

Kasco

Kasco segment sales decreased by $0.3 million, or 2.2%, during the second quarter of 2010 compared to the same period of 2009 driven by its European operation.  European sales were lower compared to the same period of 2009 primarily due to weak machinery demand from France.

Operating loss for the Kasco segment was $1.3 million during the second quarter of 2010 compared to income of $0.8 million for the same period of 2009.  During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, costs of $0.1 million were incurred in the three months ended June 30, 2010, principally for employee compensation and moving costs.  Also as a result of the restructuring plan, the Company performed a valuation of its land, building and houses located in Atlanta, and recorded an asset impairment charge of $1.6 million as of June 30, 2010.  The impairment represents the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.

Comparison of the Six Months ended June 30, 2010 and 2009

Demand for the Company’s products and services increased during the first six months of 2010 as compared to the same period of 2009 resulting in 23.3% sales growth.  The growth in sales is due in part to strengthening in the markets served by the Company that began in the fourth quarter of 2009. Most of the Company’s reportable segments experienced improvements in profitability. Income from continuing operations for the first six months of 2010 was $20.3 million compared to a loss of $1.3 million during the same period of 2009.  Improved operating income was primarily a result of $61.6 million higher sales from most reportable segments.  Gross margin percentage improved by 2.4% and SG&A costs as a percentage of sales were 1.6% lower compared to the first half of last year.  The 2010 income from continuing operations included non-cash pension expense of $2.2 million, compared to non-cash pension expense of $6.9 million for the same period of the prior year.   During the second quarter of 2010, the Company recorded an asset impairment charge of $1.6 million based on a valuation of land, building and houses owned by its Kasco segment located in Atlanta, Georgia.  In the second quarter of 2009, the Company recorded non-cash asset impairment charges totaling $2.0 million.  These charges included a $0.9 million non-cash impairment related to certain manufacturing equipment located at one of the Company’s Tubing facilities, and a non-cash impairment charge of $1.1 million related to an investment accounted for under the equity method.

The operating results for the six months ended June 30, 2010 and 2009 are summarized in the following table.  In addition, please refer to the condensed consolidated financial statements of WHX as of and for the six months ended June 30, 2010 and 2009.

(in thousands)	Six Months Ended
	June 30,
	2010	2009
Net sales	$326,115	$264,505
Gross profit	85,839	63,199
Income (loss) from continuing operations	20,339	(1,292)
Interest expense and other	(14,443)	(11,651)
Income (loss) from continuing operations before tax	5,896	(12,943)
Income (loss) from continuing operations, net of tax	4,428	(13,109)
Discontinued operations:
Loss from discontinued operations, net of tax	(865)	(2,346)
Net income (loss)	$3,563	$(15,455)

Net sales for the six months ended June 30, 2010 increased by $61.6 million, or 23.3%, to $326.1 million, as compared to $264.5 million for the six months ended June 30, 2009.  The higher sales volume across most operating business segments was primarily driven by higher demand resulting from the improvement in the world-wide economy.

Gross profit in the six months ended June 30, 2010 increased to $85.8 million as compared to $63.2 million for the same period of 2009. Gross profit margin for the first six months of 2010 improved to 26.3% as compared to 23.9% during the same period of 2009, with improvement in most business segments.  Greater absorption of fixed manufacturing costs due to a higher volume of production, more profitable product mix, and greater manufacturing efficiency were the primary drivers that contributed to improved gross profit margin.

SG&A expenses were $7.4 million higher in the first six months of 2010 compared to the same period of 2009, reflecting higher variable costs plus the reinstatement of certain employee compensation costs.  The 2009 period reflected the suspension of these programs as well as a reduction in accruals related to incentive pay and certain non-qualified postretirement benefits of former employees. SG&A as a percentage of net sales was 1.6% lower  in the first six months of 2010 as compared to the same period of 2009.

A non-cash pension expense of $2.2 million was recorded in the six months ended June 30, 2010, compared to $6.9 million of non-cash pension expense in the first half of 2009. The non-cash pension expense in both years primarily represents actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%. However, investment returns on the plan assets exceeded the assumed return in 2009, thereby reducing the amount of the actuarial loss and its amortization in 2010 as compared to 2009.

A non-cash asset impairment charge of $1.6 million was recorded during the first half of 2010.  During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  As a result, the Company performed a valuation of its land, building and houses located in Atlanta.  The impairment represents the difference between the assets’ book value and fair market value as of June 30, 2010 as a result of the declining real estate market in the area where the properties are located. The Company recorded non-cash asset impairment charges totaling $2.0 million in the first half of 2009.  These charges included a $0.9 million non-cash impairment related to certain manufacturing equipment located at one of the Company’s Tubing facilities, and a non-cash impairment charge of $1.1 million related to an investment accounted for under the equity method.

Restructuring expenses of $0.1 million related to Kasco’s restructuring project as mentioned above were recorded during the six months ended June 30, 2010. The restructuring costs incurred were primarily related to severance and moving costs.  Restructuring costs of $1.3 million were recorded in the first six months of 2009 primarily related to consolidation of corporate offices and several manufacturing facilities.

Income from continuing operations was $20.3 million for the six months ended June 30, 2010 as compared to a loss of $1.3 million for the same period of 2009. The higher income from continuing operations in the 2010 period was principally driven by increased sales and gross profit in most of the operating segments along with the lower non-cash pension expense of $4.7 million, $1.1 million lower of restructuring costs compared to the same period of 2009, and $0.5 million lower impairment charges comparing the first six months of 2010 to the same period of 2009.

Interest expense was $13.5 million for the six months ended June 30, 2010, compared to $12.1 million in the same period of 2009.  The increase was primarily due to interest compounding on  related-party debt for which the interest is not paid in cash and higher interest rates on certain loans as a result of the March 2009 refinancing amendment.

Realized and unrealized losses on derivatives were $0.4 million during the first six months of 2010 compared to a gain of $0.3 million in the same period of 2009. The loss in the first six months of 2010 was primarily driven by high precious metal prices during the first six months of 2010.  The derivative financial instruments utilized by H&H are precious metal forward and future contracts which are used to economically hedge H&H’s precious metal inventory against price fluctuations.

For the six months ended June 30, 2010, a tax expense of $1.5 million was recorded, principally for state and foreign income taxes compared to $0.2 million for the same period of 2009.  No federal income tax provision or benefit has been recognized in either period due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s NOLs in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be fully realized in future periods. The six months ended June 30, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

The discontinued operations segregated on the statement of operations are the Company’s ITD and Sumco subsidiaries.  The two discontinued operations incurred aggregate costs of $0.9 million during the six months ended June 30, 2010, principally for severance costs and costs associated with ownership of the buildings that were their former manufacturing facilities.  In the first half of 2009, the two discontinued operations had aggregate losses from their operations of $3.8 million, partially offset by a gain of $1.5 million on asset sales of ITD.

Net income for the six months ended June 30, 2010 was $3.6 million, or $0.29 income per share, compared to a net loss of $15.5 million, or $1.27 loss per share, for the six months ended June 2009.

Segment sales and operating income data for the six months ended June 30, 2010 and 2009 are shown in the following table (in thousands):

Statement of operations data:	Six Months Ended June 30,
(in thousands)	2010	2009	Inc(decr)	% Change

Net Sales:
Precious Metal	$62,787	$40,667	$22,120	54.4%
Tubing	48,660	37,589	11,071	29.5%
Engineered Materials	111,254	97,125	14,129	14.5%
Arlon Electronic Materials	35,966	30,881	5,085	16.5%
Arlon Coated Materials	36,365	27,159	9,206	33.9%
Kasco	31,083	31,084	(1)	0.0%
Total net sales	$326,115	$264,505	$61,610	23.3%

Segment operating income (loss):
Precious Metal	$6,201	$1,308	$4,893	374.1%
Tubing	6,233	2,200	4,033	183.3%
Engineered Materials	10,294	7,251	3,043	42.0%
Arlon Electronic Materials	4,236	2,805	1,431	51.0%
Arlon Coated Materials	1,446	(1,115)	2,561	-229.7%
Kasco	(140)	1,769	(1,909)	-107.9%
Total segment operating income	28,270	14,218	$14,052	98.8%
Unallocated corporate expenses and non-operating units	(5,771)	(6,702)
Unallocated pension expense	(2,175)	(6,915)
Corporate restructuring costs	-	(662)
Asset impairment charge	-	(1,157)
Gain (loss) on disposal of assets	15	(74)
Income (loss) from continuing operations	$20,339	$(1,292)

The comments that follow compare revenues and operating income by segment for the six months ended June 30, 2010 and 2009.

Precious Metal

The Precious Metal segment net sales increased by $22.1 million, or 54.4%, to $62.8 million during the first six months of 2010.  The increased sales were primarily driven by higher volume in all of its markets, particularly sales to the automotive industry, appliance markets, electrical, and commercial construction, in 2010 compared to 2009.  Higher sales were also driven by the impact of a 34% increase in the average market price of silver in the first half of 2010 ($17.67/troy oz.) as compared to the same period of 2009 ($13.22/troy oz).

Segment operating income increased by $4.9 million from $1.3 million during the first half of 2009 to $6.2 million during the first half of 2010.  The increase was primarily driven by higher sales volume, plus an improvement in gross margin percentage.  During the second quarter of 2009, the Precious Metal segment recorded restructuring charges of $0.4 million related to closure of a facility in New Hampshire and the relocation of the functions to its facility in Milwaukee.

Tubing

During the first half of 2010, the Tubing segment sales increased by $11.1 million, or 29.5%, resulting primarily from higher sales to refrigeration, automotive, and HVAC markets serviced by the Specialty Tubing Group along with strong sales from petrochemical and precision material markets, serviced from the Stainless Steel Group, which was partially offset by weakness in sales to medical markets within that group.

Segment operating income increased by $4.0 million on the higher sales, to $6.2 million during the first half of 2010 compared to $2.2 million for the same period of 2009, positively impacted by higher gross profit from the higher volume, plus an improvement in gross margin percentage as a result of favorable manufacturing overhead absorption.

Engineered Materials

The Engineered Materials segment sales during the first half of 2010 increased by $14.1 million, or 14.5%, as compared to the same period of 2009. The incremental sales were primarily driven by high volume of commercial roofing and branded fasteners.  Sales of electro-galvanized rolled sheet steel, electric and connector products also improved during the first half of 2010 compared to the same period of 2009.

Segment operating income was $10.3 million during the first half of 2010, compared to $7.3 million during the same period of 2009.  The increase in operating income was principally the result of the higher sales volume, better product mix, along with improved efficiencies from manufacturing.

Arlon EM

Arlon EM segment sales increased by $5.1 million, or 16.5%, during the first half of 2010 compared to the same period of 2009. The sales increase was primarily due to increased sales of flex heater and coil insulation products for the general industrial market as a result of the economic rebound and increased sales of printed circuit board materials related to the telecommunications infrastructure in China.

Segment operating income increased by $1.4 million to $4.2 million for the six months ended June 30, 2010 principally due to higher sales volume, along with manufacturing efficiencies.  Gross margin on its silicone rubber products improved due to favorable manufacturing overhead absorption.

Arlon CM

Arlon CM segment sales increased by $9.2 million, or 33.9%, during the first half of 2010 compared to the same period of 2009, principally due to increased sales in the North American and European graphics markets, as well as higher sales to the Asian shipping container market.  Arlon CM’s sales of engineered coated products to the automotive, appliance and electronics markets increased as well, compared to the same period of 2009.

Operating income was $1.4 million during the first half of 2010 compared to a loss of $1.1 million during the same period of 2009.  The improvement of $2.6 million in segment operating income was driven by both higher sales volume and cost savings implemented in 2009, along with improved manufacturing efficiencies.  During the first half of 2009, restructuring charges of $0.2 million was recorded as a result of consolidation of two manufacturing facilities.

Kasco

Kasco segment sales during the first half of 2010 were flat compared to the same period of 2009.

Operating loss from the Kasco segment was $0.1 million during the first half of 2010 compared to income of $1.8 million for the same period of 2009.  During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, costs of $0.1 million were incurred in the six months ended June 30, 2010, principally for employee compensation and moving costs.  Also as a result of the restructuring plan, the Company performed a valuation of its land, building and houses located in Atlanta, and recorded an asset impairment charge of $1.6 million as of June 30, 2010.  The impairment represents the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the six months ended June 30, 2010, $9.9 million was provided by operating activities, $5.7 million was used in investing activities, and $3.1 million was used in financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30 ,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$3,563	$(15,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	8,792	9,149
Asset impairment charges	1,582	2,046
Accrued interest not paid in cash	6,669	4,884
Non cash pension expense	2,175	6,915
Other	1,097	511
Net income after non-cash items	23,878	8,050
Discontinued operations	146	5,085
Pension payments	(3,371)	-
Working capital:
Trade and other receivables	(29,264)	(2,218)
Precious metal inventory	(252)	526
Inventory other than precious metal	(858)	8,176
Other current assets	339	1,936
Other current liabilities	19,163	(11,355)
Total working capital effect	(10,872)	(2,935)
Other items-net	168	(1,514)
Net cash provided by operating activities	$9,949	$8,686

The Company reported net income of $3.6 million for the six months ended June 30, 2010, which included $20.3 million of non-cash expense items such as depreciation and amortization of $8.8 million, long-term interest expense not paid in cash of $6.7 million, non-cash pension expense of $2.2 million, and an asset impairment charge of $1.6 million.  This was partially offset by net cash used for working capital items of $10.9 million and required pension plan payments totaling $3.4 million.  As a result, net cash provided from operations was $9.9 million during the first half of 2010.

 For the first half of 2009, although the net loss was $15.5 million, $8.7 million of cash was provided by operating activities.  Non cash expenses included depreciation and amortization expense of $9.1 million, interest expense not paid in cash of $4.9 million, non-cash pension expense of $6.9 million and asset impairment charges of $2.0 million. The net cash provided from continuing operations was supplemented by $5.1 million of cash provided by the discontinued operations, as the working capital of these businesses was being liquidated.  No pension payments were required to be made in the first half of 2009, and net cash used for working capital items in that period totaled $2.9 million.

Operating cash flow for the six months ended June 30, 2010 was relatively flat compared to the same period of 2009.  Strong operating income from the first six months of 2010 was partially offset by unfavorable working capital demands as a result of a higher level of business activity during the 2010 period.  Specifically, due to the sales increase in the first half of 2010 as compared to the same period of 2009, accounts receivable increased $29.3 million in the first half of 2010, compared to an increase of $2.2 million during the first half of 2009.  Inventory used $1.1 million for the six months ended June 30, 2010 as compared to $8.7 million provided in the same period of 2009 due to inventory reduction efforts as a result of declining sales during the first half of 2009.  Other current liabilities such as accounts payable increased with the higher level of purchases and business activity, and provided $19.2 million of cash during the first half of 2010, as compared to using $11.4 million in the same period of 2009.

Investing Activities

Investing activities used $5.7 million and $2.1 million during the first half of 2010 and 2009, respectively.  Capital spending in the 2010 period was $5.4 million, as compared to $3.6 million in the 2009 period, when spending authorizations were curtailed due to weak business conditions.  The Company paid $0.7 million related to its settlements of precious metal derivative contracts during the first half of 2010, as compared to net proceeds totaling $0.8 million during the 2009 period.  Discontinued operations provided $0.6 million in the 2009 period as a result of the sale of machinery and equipment from the Company’s Denmark operation.  In addition to its cash investing activities, the Company also had non-cash investing activity during the first half of 2010, when it sold one of its properties not currently used in operations and received a $0.6 million 15-year mortgage note receivable as a portion of the sales proceeds.

Financing Activities

Financing activities used $3.1million of cash for the six months ended June 30, 2010.  While the Company reduced its term loans by paying down $4.9 million, it increased borrowings under its revolving credit facilities because of the greater working capital needs discussed above.   In the six month period ended June 30, 2009, financing activities used a net amount of $6.8 million.  The Company repaid a net amount of $6.6 million under its term loan agreements during the six months ended June 30, 2009.  Such repayments included both scheduled principal payments as well as payments made pursuant to H&H’s May 9, 2009 amendment to the Wachovia Facilities.  The debt repayments were partially offset by a $4.0 million increase in its revolving credit facilities, for a net reduction in debt of continuing operations of $2.6 million, plus the repayment of the $2.0 million balance of the term loan of the discontinued operation in Denmark (ITD).  The Company paid $1.3 million of financing fees during the 2009 period, principally related to extending and otherwise amending its credit facilities.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier.  When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company’s balance sheet.  As of June 30, 2010, H&H’s customer metal consisted of 340,535 ounces of silver, 1,150 ounces of gold, and 1,393 ounces of palladium.

Liquidity and Capital Resources

The Company is negotiating the refinancing of H&H’s debt, which the Company expects to complete prior to its maturity date of June 30, 2011.  The Company’s operating performance has improved as compared to the same six month period last year.  As of June 30, 2010, H&H’s availability under its credit facilities was $46.1 million, and Bairnco’s availability under its U.S. credit facilities was $11.4 million.

The Company’s outstanding debt as of June 30, 2010 is $4.3 million lower than December 31, 2009, and $32.0 million lower than June 30, 2009,  although more of its debt has been classified as a current liability as of June 30, 2010 due to the maturity date.  Specifically, because the maturity date of H&H’s Wachovia Facilities and its Term B Loan is June 30, 2011, an aggregate amount of $84.3 million of such debt, and $17.7 million of related accrued interest, have been included in current liabilities as of June 30, 2010.  As of December 31, 2009, such debt and related accrued interest had been classified as long-term liabilities since the maturity date exceeded twelve months from the balance sheet date.

For the full year 2009, the Company generated $39.5 million of positive cash flow from operating activities, even though the world-wide economic recession had adversely impacted net sales and profitability, driving sales down by over 21% during 2009 as compared to 2008 and causing most of the Company’s reportable segments to experience declines in operating income for 2009 compared to 2008.  Significant cost containment actions were initiated across all of the business segments and the corporate headquarters, and the Company engaged in various restructuring activities.  The Company believes that the 2009 restructuring activities have contributed to its enhanced performance during the first six months of 2010.  The Company expects to continue its initiatives to improve operating efficiencies, working capital management and capital allocation.

On March 7, 2005, WHX had filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

WHX Corporation, the parent company

WHX, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiaries, H&H and Bairnco, and other discrete transactions.  H&H’s credit facilities effectively do not permit it to transfer any cash or other assets to WHX with the exception of an unsecured loan for required payments to the WHX Pension Plan.  H&H’s credit facilities are collateralized by a first priority lien on substantially all of the assets of H&H and its subsidiaries.  Similarly, Bairnco’s credit facilities and term loan do not permit it to make any distribution, pay any dividend or transfer any cash or other assets to WHX other than common stock of Bairnco and up to $0.6 million annually for services performed by WHX on behalf of Bairnco, under certain circumstances.  Bairnco’s credit facilities are collateralized by a first priority lien on all of the assets of Bairnco and of its U.S. subsidiaries.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline of stock prices starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $101.1 million as of December 31, 2009. The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $12.6 million, respectively, $3.4 million of which was paid in the first six months of 2010.   Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as a plan termination.

As of June 30, 2010, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $4.1 million and current liabilities of approximately $11.6 million. Such current liabilities include $10.6 million of estimated required contributions due over the next twelve months to the WHX Pension Plan, which WHX is permitted to borrow from H&H pursuant to H&H’s credit agreements.

Management expects that WHX will be able to fund its operations in the ordinary course of business over at least the next twelve months.

Handy & Harman and Bairnco

Widely-documented commercial credit market disruptions have resulted in a tightening of credit markets worldwide.  Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly and more difficult to obtain new lines of credit or to refinance existing debt, when debt financing is available at all.  The effects of these disruptions are widespread and difficult to quantify, and it is impossible to predict when the global credit market will materially improve or when the credit contraction will significantly ease. While the Company expects that it will be able to complete a refinancing of H&H’s senior credit facilities that mature in June 2011 and Bairnco’s senior credit facilities that mature in July 2012, there can be no assurance that such financing will be available or available on terms acceptable to the Company.

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

Management believes that the Company has the ability to meet its capital requirements on a continuing basis for at least the next twelve months. However, this ability is dependent, in part, on the Company’s continuing ability to meet its business plans, and after June 30, 2011, upon its ability to refinance H&H’s debt. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to reduce debt and increase cash flow and stockholder value. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and sale of certain assets.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2010, the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                      Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 17 “Contingencies-Legal Matters”, of this report.

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

August 10, 2010

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